Form 10-Q
period 1998-06-30
SEMPRA ENERGY
filed 1998-08-14
CIK 1032208

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998
                              -------------------------------------

Commission file number                      1-14201
                      ---------------------------------------------

                              Sempra Energy
         ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        California                                  33-0732627
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

             101 Ash Street, San Diego, California 92101
-------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                             (619) 696-2000
         ----------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Common stock outstanding on July 31, 1998:              239,830,918
                                              ---------------------

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                              SEMPRA ENERGY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME (Unaudited)
                          (In millions of dollars except per share amounts)
                                                  Three Months          Six Months
                                                  Ended June 30        Ended June 30
                                                  -------------       --------------
                                                  1998     1997        1998     1997
                                                 -----    -----       -----    -----

Revenues and Other Income
  Utility revenues:
    Gas                                         $  654   $  634     $ 1,415  $ 1,472
    Electric                                       476      417         973      791
    PX/ISO power                                   114       --         114       --
  Other operating revenues                          87       75         164      154
  Other income                                       4        4          19       14
                                               -------  -------     -------  -------
        Total                                    1,335    1,130       2,685    2,431
                                               -------  -------     -------  -------
Expenses
  Cost of gas distributed                          189      169         519      570
  PX/ISO power                                     112       --         112      --
  Purchased power                                   64       89         160      177
  Electric fuel                                     36       39          67       78
  Operating expenses                               523      387         900      749
  Depreciation and decommissioning                 276      150         551      300
  Franchise fees and other taxes                    47       41          98       89
  Preferred dividends of subsidiaries                2        3           6        8
                                               -------  -------     -------  -------
        Total                                    1,249      878       2,413    1,971
                                               -------  -------     -------  -------
Income Before Interest and Income Taxes             86      252         272      460
Interest                                            48       52         103      103
                                               -------  -------     -------  -------
Income Before Income Taxes                          38      200         169      357
Income taxes                                         7       88          51      147
                                               -------  -------     -------  -------
Net Income                                     $    31  $   112     $   118  $   210
                                               =======  =======     =======  =======
Weighted Average Shares Outstanding (Basic)*   236,288  235,713     236,014  236,980
                                               =======  =======     =======  =======
Weighted Average Shares Outstanding (Diluted)* 236,938  236,332     236,663  237,599
                                               =======  =======     =======  =======
Net Income Per Share of Common Stock (Basic)   $  0.13  $  0.48     $  0.50  $  0.89
                                               =======  =======     =======  =======
Net Income Per Share of Common Stock (Diluted) $  0.13  $  0.47     $  0.50  $  0.88
                                               =======  =======     =======  =======
Dividends Declared Per Common Share            $  0.46  $  0.45     $  0.78  $  0.76
                                               =======  =======     =======  =======
* In thousands of shares

See Notes to Consolidated Financial Statements.



                         SEMPRA ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                   ASSETS
                               (In millions of dollars)
                                                June 30,      December 31,
                                                 1998             1997
                                              (Unaudited)
                                              ------------    ------------
Assets
Current assets
   Cash and cash equivalents                    $    407          $    814
   Accounts receivable - trade                       556               633
   Accounts and notes receivable - other              46               202
   Energy trading assets                             796               587
   Inventories                                       115               111
   Taxes receivable                                   94                --
   Regulatory balancing accounts - net                --               297
   Other                                             114               112
                                                --------          --------
      Total current assets                         2,128             2,756
                                                --------          --------

Property, plant and equipment                     11,062            10,902
   Less accumulated depreciation
     and amortization                             (5,628)           (5,360)
                                                --------          --------
      Total property, plant and
        equipment - net                            5,434             5,542
                                                --------          --------
Investments and Other Assets
   Regulatory assets                               1,053             1,186
   Nuclear decommissioning trusts                    448               399
   Investments and other assets                    1,076               868
                                                --------          --------
      Total investments and other assets           2,577             2,453
                                                --------          --------
Total assets                                    $ 10,139          $ 10,751
                                                ========          ========

See Notes to Consolidated Financial Statements.



                            SEMPRA ENERGY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (In millions of dollars)
                                                June 30,      December 31,
                                                  1998             1997
                                              (Unaudited)
--------------------------------------------------------------------------
Liabilities
Current liabilities
  Short-term debt                               $     57           $   354
  Long-term debt due within one year                 128               270
  Accounts payable                                   510               300
  Energy trading liabilities                         761               557
  Dividends and interest payable                      43               121
  Regulatory balancing accounts - net                 51                --
  Other                                              292               604
                                                --------           -------
      Total current liabilities                    1,842             2,206
                                                --------           -------
Long-term debt
  Long-term debt                                   2,923             3,045
  Debt of Employee Stock Ownership Plan              130               130
                                                --------           -------
      Total long-term debt                         3,053             3,175
                                                --------           -------
Deferred credits and other liabilities
  Customer advances for construction                  67                72
  Post-retirement benefits other than pensions       239               248
  Deferred income taxes                              704               773
  Deferred investment tax credits                    151               123
  Deferred credits and other liabilities             959               916
                                                --------           -------
      Total deferred credits and
        other liabilities                          2,120             2,132
                                                --------           -------
Preferred stock of subsidiaries                      204               279
                                                --------           -------
Shareholders' Equity
Common stock                                       1,876             1,849
Retained earnings                                  1,090             1,157
Less deferred compensation relating to
  Employee Stock Ownership Plan                      (46)              (47)
                                                --------           -------
      Total shareholders' equity                   2,920             2,959
                                                --------           -------
      Total liabilities and shareholders'
        equity                                  $ 10,139           $10,751
                                                ========           =======


See Notes to Consolidated Financial Statements.



                           SEMPRA ENERGY AND SUBSIDIARIES
                  STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
                             (In millions of dollars)
                                                         Six Months Ended June 30,
                                                        ---------------------------
                                                           1998             1997
                                                        ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                             $     118        $     210
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and decommissioning                         551              300
      Deferred income taxes and investment tax credits         (47)              10
      Other - net                                              (84)               4
      Net changes in other working capital components          292               81
                                                         ----------       ---------
        Net cash provided by operating activities              830              605
                                                         ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends on common stock                                   (230)            (152)
  Payment on long-term debt                                   (376)            (242)
  Increase (decrease) in short-term debt                      (297)               3
  Issuances of long-term debt                                   75               --
  Sale of common stock                                          28                9
  Redemption of common stock                                    (1)             (66)
  Redemption of preferred stock of a subsidiary                (75)             (42)
                                                           ---------       ---------
Net cash used in financing activities                         (876)            (490)
                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment              (184)            (194)
  Contributions to decommissioning funds                       (11)             (11)
  Other - net                                                 (166)              (6)
                                                         ---------        ---------
        Net cash used in investing activities                 (361)            (211)
                                                         ---------        ---------
Decrease in cash and cash equivalents                         (407)             (96)
Cash and cash equivalents, beginning of period                 814              430
                                                         ---------        ---------
Cash and cash equivalents, end of period                 $     407        $     334
                                                         =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Income tax payments, net of refunds                  $     202        $      82
                                                         =========        =========
    Interest payments, net of amounts capitalized        $     113        $     126
                                                         =========        =========

    Real estate investments acquired                     $      35        $      88
    Cash paid                                                   (5)              --
                                                         ---------        ---------
    Liabilities assumed                                  $      30        $      88
                                                         =========        =========

See Notes to Consolidated Financial Statements.


SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is a filing of Sempra Energy. Sempra Energy's subsidiaries include (i) Enova Corporation (Enova), which in turn owns San Diego Gas & Electric Company (SDG&E) and
(ii) Pacific Enterprises, which in turn owns Southern California Gas Company (SoCalGas). The financial statements presented herein represent the consolidated financial statements of Sempra Energy and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with the interim period reporting requirements of Form 10-Q. This quarterly report should be read in conjunction with Sempra Energy's annual supplemental consolidated financial statements and notes thereto, and the annual "Management's Discussion & Analysis of Financial Condition and Results of Operations", both of which are included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1998.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made to prior presentations to conform to the current financial statement presentation.

SDG&E and SoCalGas have been accounting for the economic effects of regulation on all of their utility operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as described in the notes to supplemental consolidated financial statements in the Current Report on Form 8-K filed by Sempra Energy on June 30, 1998 and incorporated herein by reference. SDG&E has ceased the application of SFAS No. 71 to its generation business, in accordance with the conclusion of the Financial Accounting Standards Board that the application of SFAS No. 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be regulated. The discontinuance of SFAS No. 71 has not resulted in a write-off of SDG&E's generation assets, since the California Public Utilities Commission (CPUC) has approved the recovery of the stranded costs related to these assets by the distribution portion of its business, subject to the rate cap. (See further discussion in Note 4.)

2.  BUSINESS COMBINATION

On June 26, 1998 (pursuant to an October 1996 agreement) Enova and PE combined the two companies into a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Current Report on Form 8-K filed with the Securities and Exchange Commission by Sempra Energy on June 30, 1998 and incorporated herein by reference.

Expenses incurred in connection with the merger are $62 million and $11 million, after-tax, for the six-month periods ended June 30, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

Results for the first calendar month of combined operations (July
1998) consisted of revenues of $452 million and net income of $26 million.

3.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, Sempra Energy has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month and six-month periods ended June 30, 1998 and 1997 was equal to net income.

4.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996 the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision that restructures the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998 customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy service providers or buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, nuclear units and, lastly, from the lowest-bidding suppliers. The California investor-owned electric utilities (IOUs) are obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. An Independent System Operation (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which source the customer chooses.

As discussed in Note 13 in the notes to supplemental consolidated financial statements contained in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1998, the IOUs have been given a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. Excluding the costs of purchased power and other costs whose recovery is not limited to the pre-2002 period, the balance of stranded assets at June 30, 1998 is $800 million, consisting of $600 million for the power plants (see the following paragraph) and $200 million of related deferred taxes and undercollections. During the 1998-2001 period, recovery of transition costs is limited by the rate cap (discussed below). Generation plant additions made after December 20, 1995 are not eligible for transition cost recovery. Instead, each utility must file a separate application seeking a reasonableness review thereof. The CPUC has approved an agreement between SDG&E and the CPUC's Office of Ratepayer Advocates for the recovery of $13.6 million of SDG&E's $14.5 million in 1996 capital additions for the Encina and South Bay power plants.

In November 1997 SDG&E announced a plan to auction its power plants and other generation assets. This plan includes the divestiture of SDG&E's fossil power plants and combustion turbines, its 20-percent interest in San Onofre Nuclear Generating Station (SONGS) and its portfolio of long-term purchased-power contracts. The power plants have a net book value as of June 30, 1998 of $600 million ($200 million for fossil and $400 million for SONGS). The proceeds from the auction will be applied directly to SDG&E's transition costs. SDG&E has proposed to the CPUC that the sale of its fossil plants be completed by the end of 1998. Management believes that the rates within the rate cap and the proceeds from the sale of electric-generating assets will be sufficient to recover all of SDG&E's approved transition costs by December 31, 2001, not including the post-2001 purchased-power contract payments that may be recovered after 2001 (see discussion above). However, if the proceeds from the sale of the power plants are less than expected or if generation costs, principally fuel costs, are greater than anticipated, SDG&E may be unable to recover all of its approved transition costs. This would result in a charge against earnings at the time it becomes probable that SDG&E will be unable to recover all of the transition costs.

AB 1890 requires a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998. AB 1890 provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997 $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electric bills. In 1997 SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to revenue streams collected from such customers. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.

In June 1998 a coalition of consumer groups received verification that its electric restructuring ballot initiative received the needed signatures to qualify for the November 1998 California ballot. The initiative seeks to amend or repeal AB 1890 in various respects, including requiring utilities to provide a 10-percent reduction in electricity rates charged to residential and small commercial customers in addition to the 10-percent rate reduction that became effective on January 1, 1998. Among other things, the initiative would require that this rate reduction be achieved through the elimination or reduction of CTC payments and prohibit the collection of the charge on customer bills that would finance the rate reduction. In May 1998 a statewide coalition of California's investor-owned electric utilities and business groups known as "Californians for Affordable and Reliable Electric Services" (CARES) filed a lawsuit with the Third District Court of Appeal to block the initiative. In July 1998 the Third District Court of Appeal issued a one-sentence order refusing to grant review of the lawsuit prior to the November balloting, the CARES coalition filed a petition in the California Supreme Court seeking to overturn the Third District Court of Appeal's denial and that court rejected the CARES petition. Such ruling did not represent a ruling on the merits of the arguments presented; rather, the ruling was a decision by the court not to consider the merits of the petition prior to the November balloting. SDG&E cannot predict the outcome on the vote of the initiative; and the effect of the initiative on SDG&E's business, if passed by the voters, could be uncertain for some time. If the initiative were to be upheld by the courts in whole or in parts, it could have a material adverse effect on SDG&E's results of operations and financial position. Upon voter approval of the initiative, a write-down of a portion of SDG&E's generation-related assets might be required under applicable accounting principles, depending on SDG&E's assessment of both the probability that the initiative would be determined to be invalid, in whole or in substantial part, through litigation and the manner in which the initiative or such part as remains in effect as of a final judgment would be interpreted and applied to SDG&E. If the most onerous interpretations of the initiative's provisions are applied, and it is assumed that SDG&E's nuclear-generation facilities have zero market value and that SDG&E's fossil-generation assets have a market value equal to their carrying amounts, the potential write-down of SDG&E's generation-related assets could amount to as much as approximately $400 million after taxes. In addition, the annual after-tax earnings reductions could be as large as approximately $50 million in 1999, followed by declining amounts for some years thereafter.

AB 1890 includes a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, SDG&E's system average rate will be frozen at the June 10, 1996 levels of 9.64 cents per kilowatt-hour (kwh), except for the impact of certain fuel cost changes and the 10-percent rate reduction described above. Beginning in 1998 rates were fixed at 9.43 cents per kwh, which includes the maximum-permitted increase related to fuel cost increases and the mandatory rate reduction.

INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY COMMISSION

In October 1997 the FERC approved key elements of the California IOUs' restructuring proposal. This included the transfer by the IOUs of the operational control of their transmission facilities to the ISO, which is under FERC jurisdiction. The FERC also approved the establishment of the California PX to operate as an independent wholesale power pool. The IOUs pay to the PX an up-front restructuring charge (in four annual installments) and an administrative-usage charge for each megawatt-hour of volume transacted. SDG&E's share of the restructuring charge is approximately $10 million, which is being recovered as a transition cost. The IOUs have jointly guaranteed $300 million of commercial loans to the ISO and PX for their development and initial start-up. SDG&E's share of the guarantee is $30 million.

QUASI-REORGANIZATION

In 1993 PE completed a strategic plan to refocus on its natural-gas utility and related businesses. The strategy included the divestiture of its merchandising operations and all of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes, effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. As of June 30, 1998 management believes the provisions previously established for these matters are adequate.

NUCLEAR INSURANCE

SDG&E and the co-owners of the SONGS units have purchased primary insurance of $200 million, the maximum amount available, for public liability claims. An additional $8.7 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 17 weeks. Coverage is provided through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $6 million.

CANADIAN GAS

SDG&E has long-term pipeline capacity commitments related to its contracts for Canadian natural-gas supplies. Certain of these supply contracts are in litigation, while others have been settled. If the supply of Canadian natural gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the release of a portion of this capacity to third parties and the transport of replacement gas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Supplemental Consolidated Financial Statements and the annual Management's Discussion and Analysis included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1998.

INFORMATION REGARDING FORWARD-LOOKING COMMENTS

The following discussion includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The words "estimates", "believes", "expects", "anticipates", "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.

BUSINESS COMBINATION

See Note 2 of the notes to consolidated financial statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operations increased primarily due to gas costs' being lower than amounts collected in rates (resulting in a decrease in previously undercollected regulatory balancing accounts) and an increase in gas volumes sold.

Expenditures for property, plant and equipment are estimated to be $440 million in 1998 and will be financed primarily by internally generated funds and largely will represent investment in utility operations.

In April 1998 El Dorado Energy, a joint venture of Sempra Energy Resources (a subsidiary of Sempra Energy) and Houston Industries Power Generation, began construction on a 480-megawatt natural-gas-fired power plant in Boulder City, Nevada. The $280 million project, which is expected to be completed in the fourth quarter of

1999, will employ an advanced combined-cycle gas-turbine technology, enabling it to efficiently produce electricity for sale into the wholesale market in the western United States.

Included in Other - net of the cash flows from investing activities were investments of $140 million which represent additional investment in Argentine utility operations and the acquisition of CES/Way International, Inc. (see below).

Cash used for financing activities increased due to greater long-term and short-term debt repayments and the repurchase of preferred stock, partially offset by the repurchase of common stock in 1997. Long-term debt repayments included SDG&E's tender of $147 million of first mortgage bonds and repayment of $22 million of rate-reduction-bonds. This, coupled with the $32 million of variable-rate, taxable IDBs retired previously and the $83 million of debt offset (for regulatory purposes) by temporary assets, completes the anticipated debt-related use of rate-reduction bond proceeds. On February 2, 1998, SoCalGas redeemed all outstanding shares of 7 3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

The cash and cash equivalents at June 30, 1998 are available for investment in new energy-related domestic and international projects, the retirement of debt, and other corporate purposes.

CONSOLIDATED RESULTS OF OPERATIONS

The decreases in net income and net income per share are primarily due to a lower base margin established at SoCalGas in the Performance Based Regulation (PBR) decision which became effective on August 1, 1997 and costs associated with the business combination between Enova and PE. Also contributing to lower net income were losses at Sempra Energy Solutions and Sempra Energy Trading (see below). In addition, international subsidiaries had greater operating costs in 1998 compared to 1997 from efforts to develop their operations. Partially offsetting the decrease were lower interest expense due to lower debt levels and rewards reflecting SDG&E's performance under its Gas Procurement PBR mechanism and SoCalGas' performance under its Gas Cost Incentive Mechanism. The increase in depreciation (matched with a corresponding increase in electric revenues) is due to the acceleration of depreciation of electric-generating assets resulting from electric-industry restructuring.

The weighted average number of shares of common stock outstanding in the 1998 periods decreased from the corresponding 1997 periods due to the repurchases of common stock in 1997.

UTILITY OPERATIONS

Financial Results

Utility gas revenues increased 3 percent for the three-month period ended June 30, 1998 and decreased 5 percent for the six-month period ended June 30, 1998 compared to the corresponding periods in 1997. The decrease for the six-month period was primarily due to the margin reduction established in SoCalGas' PBR and the lower cost of gas. Utility electric revenues increased 23 percent for the six months ended June 30, 1998 primarily due to the recovery of stranded costs via the competition transition charge (CTC) in 1998 (see Note 4 of the notes to consolidated financial statements).

Cost of gas distributed increased 12 percent for the three-month period ended June 30, 1998 and decreased 9 percent for the six-month period ended June 30 1998. The changes are primarily due to changes in the average cost of gas purchased. Under the current regulatory framework, changes in revenue resulting from changes in core market volumes and cost of gas do not affect net income.

Purchased power decreased 29 percent and 10 percent for the three-month and six-month periods ended June 30, 1998, respectively, compared to the corresponding periods in 1997, primarily as the result of purchases from the ISO/PX replacing short-term energy sources. Electric fuel expense decreased 8 percent, primarily due to purchases from the ISO/PX, the replacement of natural-gas-fired generation with lower-cost nuclear generation and decreases in natural-gas prices, offset by increases in sales volumes.

Operating expenses increased 35 percent and 20 percent for the three-month and six-month periods ended June 30, 1998 compared to the corresponding periods in 1997 primarily due to the business combination costs.

Income from operations decreased 66 percent and 41 percent for the three-month and six-month periods ended June 30, 1998 compared to 1997. The decrease was primarily due to the base margin reduction and the business combination costs.

The table below summarizes the components of utility gas and electric volumes and revenues by customer class for the six-month periods ended June 30, 1998 and 1997. Throughput, the total gas sales and transportation volumes moved through the utilities' systems, increased in 1998, primarily because of colder weather. Electric volumes decreased in 1998 primarily due to a decrease in sales for resale to other utilities resulting from industry restructuring.

                                               Transportation
                             Gas Sales          and Exchanges            Total
                         -------------------  -------------------  -------------------
                         Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
                        (Revenues in millions of dollars, volume in billion cubic feet)
                         -------------------  -------------------  -------------------
1998:
Residential                  175     $1,316         2	     $  7         177     $1,323
Commercial and industrial     54        318       167      145         221        463
Utility electric
  generation                  21          5        40       20          61         25
Wholesale and exchange                             15        1          15          1
                         -------------------  -------------------  ------------------
Total in rates               250     $1,639       224     $173         474      1,812
Balancing accounts and other                                                     (397)
                                                                              -------
Total operating revenues                                                       $1,415
                                                                              =======

1997:
Residential                  146     $1,005         1     $  5         147     $1,010
Commercial and industrial     55        345       158      135         213        480
Utility electric
  generation                  23         10        56       28          79         38
Wholesale and exchange                             11        6          11          6
                         -------------------  -------------------  ------------------
Total in rates               224     $1,360       226     $174         450      1,534
Balancing accounts and other                                                      (62)
                                                                               ------
Total operating revenues                                                       $1,472
                                                                               ======

Electric Sales
                                         1998                  1997
                                  ------------------    -------------
                                  Volumes    Revenue    Volumes  Revenue
          (Volumes in millions of kwhrs, revenues in millions of dollars)
                                  -------    -------    -------  -------
Six Months Ended June 30
  Residential                      3,011     $ 305       2,939     $ 325
  Commercial                       3,249       288       3,242       303
  Industrial                       1,683       112       1,775       120
  Direct access                       93         6          -         -
  Street lighting                     43         4          41         4
  Off-System sales                   639        13       1,359        25
                                  ------------------    ----------------
  Total in rates                   8,718       728       9,356       777
  Balancing accounts and other                 246*                   14
                                             -----                 -----
Total operating revenues                     $ 974                 $ 791
                                             =====                 =====
* See "Utility Operations" above

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the Company in the near future will primarily depend on the results of SDG&E and SoCalGas. Because of the ratemaking and regulatory process, electric and gas industry restructuring, and the changing energy marketplace, there are several factors that will influence future financial performance. These factors are summarized below.

In September 1996, the State of California enacted a law (AB 1890) restructuring California's electric industry. The legislation adopts the December 1995 California Public Utilities Commission
(CPUC) policy decision that restructures the industry to stimulate competition and reduce rates. The impacts of AB 1890 on the operations of the Company are described in Note 4 of the notes to consolidated financial statements.

In November 1997 SDG&E announced a plan to auction its power plants and other electric-generation assets, enabling it to continue to concentrate its business on the transmission and distribution of electricity and natural gas in a competitive marketplace. This is described in Note 4 of the notes to consolidated financial statements. In addition, the March 1998 CPUC decision approving the Enova/PE business combination requires, among other things, the divestiture by SDG&E of its gas-fired generation units. Further, in March 1998, Enova and PE reached an agreement with the U.S. Department of Justice (DOJ) to gain clearance for the business combination under the Hart-Scott-Rodino Antitrust Act. Under such agreement, Enova committed to follow through on its plan to divest SDG&E's fossil-fuel power plants, and Sempra is required to obtain DOJ's prior approval prior to acquiring or controlling any existing California generation facilities in excess of 500 megawatts.

On July 16, 1997, the CPUC issued its final decision on SoCalGas' application for PBR, which was filed with the CPUC in 1995. PBR replaces the general rate case and certain other regulatory proceedings through December 31, 2002. Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where the company already has a highly developed infrastructure. Key elements of the PBR include a reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates.

SoCalGas implemented the base-margin reduction on August 1, 1997, and all other PBR elements on January 1, 1998. The CPUC intends the PBR decision to be in effect for five years; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in the company's 1998 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective August 1, 1999.

SDG&E continues to participate in a PBR process for base rates for its electric and gas distribution business. In conjunction therewith, SDG&E is currently involved in a Cost of Service rate proceeding, with revised rates expected to be effective January 1, 1999.

For 1998, SoCalGas is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 1997. SDG&E's electric and gas distribution operations are authorized to earn a rate of return on common equity of 11.6 percent and a rate of return on rate base of 9.35 percent, also unchanged from 1997. SDG&E's generation and transmission operations earn a combination of rates resulting from competitive activity and regulated rates set outside the normal PBR process.

OTHER OPERATIONS

Sempra Energy Solutions (Solutions), formed in 1997 and owned equally by PE and Enova, incorporates several existing unregulated businesses from each of PE and Enova. It is pursuing a variety of opportunities, including buying and selling natural gas for large users, integrated energy management services targeted at large governmental and commercial facilities and consumer market products and services such as earthquake shutoff valves. CES/Way International, Inc. (CES/Way) acquired by Solutions in January 1998, provides energy-efficiency services including energy audits, engineering design, project management, construction, financing and contract maintenance.

Solutions' net losses for the six-month periods ended June 30, 1998 and 1997 are $27 million and $3 million, respectively. The increase is primarily due to the write off of a portion of CES/Way's acquisition costs (due to the death of CES/Way's former principal), and other start-up costs.

Sempra Energy Trading Corp., a leading natural gas and power marketing firm headquartered in Greenwich, Connecticut, which was acquired on December 31, 1997, recorded a net loss of $10 million for the six-month period ended June 30, 1998. The loss was primarily due to the amortization of costs associated with its purchase.

In March 1998, the Company increased its existing investment in two Argentine natural gas utility holding companies (Sodigas Pampeana S.A and Sodigas Sur S.A.) by purchasing an additional 9-percent interest for $40 million. With this purchase, the Company's interest in the holding companies was increased to 21.5 percent. The net losses for international operations was $4 million for the six-month period ended June 30, 1998 compared to $3 million for the corresponding period in 1997. The increased loss is primarily due to increased expenses related to the evaluation of international opportunities.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

Other than as discussed below and in SDG&E's Quarterly Report on Form 10Q for the three-month period ended March 31, 1998, there have been no significant subsequent developments in litigation proceedings that were outstanding at December 31, 1997 and there have been no significant new litigation proceedings since that date.

SONGS PERSONAL INJURY LITIGATION

As described in the "Legal Proceedings -- SONGS Personal Injury Litigation" section in SDG&E's Annual Report on Form 10-K, seven personal-injury radiation cases have been filed against various parties in which plaintiffs allege that their various types of leukemia or other forms of cancers were caused by radiation exposure to "fuel fleas" (radioactive fuel particles). On May 28, 1998 the Ninth Circuit Court of Appeals affirmed the District Court's decision in the McLandrich and Mettler cases granting Southern California Edison's (Edison) motion of summary judgment. The District Court had ruled that Edison is an employer and that workers' compensation is plaintiff's exclusive remedy against Edison. As a result of the Ninth Circuit's decision, the previous stays in the McLandrich, Mettler and Knapp cases will be lifted and these cases will proceed against SDG&E.

SONGS PRICING

As described in the "Legal Proceedings -- SONGS Pricing" section in SDG&E's Annual Report on Form 10-K, on January 20, 1998 a hearing was held before the U.S. District Court regarding SDG&E's motion to dismiss the SONGS pricing litigation. On July 6, 1998 the U.S. District Court dismissed the federal claims contained in plaintiff's complaint with prejudice and dismissed the pendant state-law claims without prejudice.

CANADIAN NATURAL GAS

SDG&E and Bow Valley settled their dispute, and on April 23, 1998 the parties filed a notice of discontinuance of action with the Queen's Bench of Alberta.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six months ended
            June 30, 1998.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K filed on July 1, 1998 announced the completion of the business combination between Enova
      Corporation and Pacific Enterprises, and the related changes in control.

      A Current Report on Form 8-K filed on July 15, 1998 discussed the Voter Initiative which qualified for the November 1998 ballot (seeking to amend or repeal California electric industry restructuring legislation in various respects) and disclosed the potential impact on SDG&E.

      A Current Report on Form 8-K filed on July 27, 1998 discussed the California Supreme Court denial of the petition which seeks to overturn the Third District Court of Appeal's denial to remove the Voter Initiative from the November 1998 ballot.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)






Date: August 14, 1998                   By:       /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Vice President and Controller