Form 10-Q
period 1998-09-30
SEMPRA ENERGY
filed 1998-11-02
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1998
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on October 19, 1998:   240,014,103
                                              ---------------------



ITEM 1.  FINANCIAL STATEMENTS.


                              SEMPRA ENERGY AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME (Unaudited)
                          (In millions of dollars except per share amounts)
                                                  Three Months         Nine Months
                                               Ended September 30   Ended September 30
                                               ------------------   ------------------
                                                  1998     1997        1998     1997
                                                 -----    -----       -----    -----
Revenues and Other Income
  Utility revenues:
    Gas                                         $  583   $  680     $ 1,998  $ 2,152
    Electric                                       481      484       1,454    1,275
    PX/ISO power                                   252       --         366       --
  Other operating revenues                          67       73         231      227
  Other income                                      15       14          34       28
                                               -------  -------     -------  -------
        Total                                    1,398    1,251       4,083    3,682
                                               -------  -------     -------  -------
Expenses
  Cost of gas distributed                          165      240         684      810
  PX/ISO power                                     219       --         331       --
  Purchased power                                   72      135         232      312
  Electric fuel                                     70       46         137      124
  Operating expenses                               415      396       1,315    1,145
  Depreciation and decommissioning                 207      152         758      452
  Franchise fees and other taxes                    41       44         139      133
  Preferred dividends of subsidiaries                3        5           9       13
                                               -------  -------     -------  -------
        Total                                    1,192    1,018       3,605    2,989
                                               -------  -------     -------  -------
Income Before Interest and Income Taxes            206      233         478      693
Interest                                            58       52         161      155
                                               -------  -------     -------  -------
Income Before Income Taxes                         148      181         317      538
Income taxes                                        57       79         108      226
                                               -------  -------     -------  -------
Net Income                                     $    91  $   102     $   209  $   312
                                               =======  =======     =======  =======
Weighted Average Shares Outstanding (Basic)*   236,752  235,637     236,253  236,527
                                               =======  =======     =======  =======
Weighted Average Shares Outstanding (Diluted)* 237,413  236,246     236,914  237,136
                                               =======  =======     =======  =======
Net Income Per Share of Common Stock (Basic)   $  0.38  $  0.43     $  0.88  $  1.32
                                               =======  =======     =======  =======
Net Income Per Share of Common Stock (Diluted) $  0.38  $  0.43     $  0.88  $  1.31
                                               =======  =======     =======  =======
Dividends Declared Per Common Share            $  0.39  $  0.19     $  1.17  $  0.95
                                               =======  =======     =======  =======
* In thousands of shares

See notes to consolidated financial statements.





                         SEMPRA ENERGY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                   ASSETS
                               (In millions of dollars)
                                             September 30,    December 31,
                                                 1998             1997
                                              (Unaudited)
                                             -------------    ------------
Assets
Current assets
   Cash and cash equivalents                      $    459        $    814
   Accounts receivable - trade                         404             633
   Accounts and notes receivable - other               222             202
   Energy trading assets                             1,384             587
   Inventories                                         155             111
   Taxes receivable                                     32               -
   Regulatory balancing accounts - net                   -             297
   Other                                               126             112
                                                  --------        --------
      Total current assets                           2,782           2,756
                                                  --------        --------

Property, plant and equipment                       11,145          10,902
   Less accumulated depreciation
     and amortization                               (5,701)         (5,360)
                                                  --------        --------
      Total property, plant and
        equipment - net                              5,444           5,542
                                                  --------        --------
Investments and other assets
   Regulatory assets                                 1,001           1,186
   Nuclear decommissioning trusts                      432             399
   Investments and other assets                      1,088             868
                                                  --------        --------
      Total investments and other assets             2,521           2,453
                                                  --------        --------
Total assets                                      $ 10,747        $ 10,751
                                                  ========        ========

See notes to consolidated financial statements.




                            SEMPRA ENERGY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (In millions of dollars)
                                              September 30,     December 31,
                                                  1998             1997
                                              (Unaudited)
                                              -------------    ------------
Liabilities
Current liabilities
  Short-term debt                               $      -           $   354
  Long-term debt due within one year                 127               270
  Accounts payable                                   586               625
  Energy trading liabilities                       1,279               557
  Dividends and interest payable                     170               121
  Regulatory balancing accounts - net                 19                 -
  Other                                              296               279
                                                --------           -------
      Total current liabilities                    2,477             2,206
                                                --------           -------
Long-term debt
  Long-term debt                                   2,894             3,045
  Debt of Employee Stock Ownership Plan              130               130
                                                --------           -------
      Total long-term debt                         3,024             3,175
                                                --------           -------
Deferred credits and other liabilities
  Customer advances for construction                  69                72
  Post-retirement benefits other than pensions       228               248
  Deferred income taxes                              660               773
  Deferred investment tax credits                    150               123
  Deferred credits and other liabilities           1,016               916
                                                --------           -------
      Total deferred credits and
        other liabilities                          2,123             2,132
                                                --------           -------
Preferred stock of subsidiaries                      204               279
                                                --------           -------
Shareholders' Equity
Common stock                                       1,878             1,849
Retained earnings                                  1,087             1,157
Less deferred compensation relating to
  Employee Stock Ownership Plan                      (46)              (47)
                                                --------           -------
      Total shareholders' equity                   2,919             2,959
                                                --------           -------
Commitments and contingent liabilities (Note 3)
      Total liabilities and shareholders'
        equity                                  $ 10,747           $10,751
                                                ========           =======


See notes to consolidated financial statements.





                           SEMPRA ENERGY AND SUBSIDIARIES
               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS (Unaudited)
                             (In millions of dollars)
                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                           1998             1997
                                                        ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                             $     209        $     312
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and decommissioning                         758              452
      Deferred income taxes and investment tax credits         (86)              (8)
      Other - net                                              (16)               3
      Net changes in working capital                           321               20
                                                         ----------       ---------
        Net cash provided by operating activities            1,186              779
                                                         ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends on common stock                                   (230)            (230)
  Payment on long-term debt                                   (399)            (228)
  Increase (decrease) in short-term debt                      (354)              19
  Issuances of long-term debt                                   75                -
  Sale of common stock                                          30               11
  Redemption of common stock                                    (1)            (108)
  Redemption of preferred stock of a subsidiary                (75)               -
                                                           ---------       ---------
Net cash used in financing activities                         (954)            (536)
                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment              (276)            (277)
  Contributions to decommissioning funds                       (16)             (16)
  Other - net                                                 (295)              56
                                                         ---------        ---------
        Net cash used in investing activities                 (587)            (237)
                                                         ---------        ---------
Increase (Decrease) in cash and cash equivalents              (355)               6
Cash and cash equivalents, beginning of period                 814              430
                                                         ---------        ---------
Cash and cash equivalents, end of period                 $     459        $     436
                                                         =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Income tax payments, net of refunds                  $     258        $     161
                                                         =========        =========
    Interest payments, net of amount capitalized         $     163        $     165
                                                         =========        =========

    Investments acquired                                 $      37        $     101
    Cash paid                                                   (7)               -
                                                         ---------        ---------
    Liabilities assumed                                  $      30        $     101
                                                         =========        =========

See notes to consolidated financial statements.








NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy.
Sempra Energy's subsidiaries include (i) Enova Corporation (Enova), the parent company of San Diego Gas & Electric Company (SDG&E), and
(ii) Pacific Enterprises (PE), the parent company of Southern California Gas Company (SoCalGas). The financial statements herein are the consolidated financial statements of Sempra Energy and its subsidiaries.

The accompanying consolidated financial statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. This Quarterly Report should be read in conjunction with Sempra Energy's annual supplemental consolidated financial statements and notes thereto, and the annual "Management's Discussion & Analysis of Financial Condition and Results of Operations", both of which are included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1998 and the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in classification have been made to prior presentations to conform to the current financial statement presentation.

SDG&E and SoCalGas have been accounting for the economic effects of regulation on all of their utility operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as described in the notes to supplemental consolidated financial statements in the Current Report on Form 8-K filed by Sempra Energy on June 30, 1998. SDG&E has ceased the application of SFAS No. 71 to its generation business, in accordance with the conclusion of the Financial Accounting Standards Board that the application of SFAS No. 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be regulated. The discontinuance of SFAS No. 71 has not resulted in a write-off of SDG&E's generation assets, since the California Public Utilities Commission (CPUC) has approved the recovery of the stranded costs related to these assets by the distribution portion of its business, subject to a rate cap. (See further discussion in Note 3.)

The new revenue and expense captions on the Consolidated Statements of Income (both entitled "PX/ISO Power") relate to the new regulatory requirements concerning the way power is purchased by and sold by the distribution and generation, respectively, operations of SDG&E. This is discussed in Note 3.

2.  BUSINESS COMBINATION

On June 26, 1998 (pursuant to an October 1996 agreement) Enova and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Current Report on Form 8-K filed with the Securities and Exchange Commission by Sempra Energy on June 30, 1998.

Expenses incurred in connection with the business combination are $67 million, after tax, and $15 million, after tax, for the nine-month periods ended September 30, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

In conjunction with the business combination, on September 30, 1998 Enova's and PE's ownership interests in certain non-utility subsidiaries were transferred to Sempra Energy at book value.

3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996 the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision that restructures the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998 customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. The California investor-owned electric utilities (IOUs) are obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. An Independent System Operation (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which energy source the customer chooses. An example of these changes in the electric-utility environment is the U.S. Navy, SDG&E's largest customer. The U.S. Navy's contract to purchase energy from SDG&E was not renewed when it expired on September 30, 1998. Instead, the U.S. Navy elected to obtain energy through direct access and SDG&E continues to provide the distribution service.

As discussed in Note 13 in the notes to supplemental consolidated financial statements contained in Sempra Energy's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1998, the IOUs have been given a reasonable opportunity to recover their stranded costs via a competition transition charge
(CTC) to customers through December 31, 2001. Excluding the costs of purchased power and other costs whose recovery is not limited to the pre-2002 period, the balance of SDG&E's stranded assets at September 30, 1998 is $700 million, consisting of $500 million for the power plants (see the following paragraph) and $200 million of related deferred taxes and undercollections. During the 1998-2001 period, recovery of transition costs is limited by a rate cap (discussed below).

In November 1997 SDG&E announced a plan to auction its power plants and other generation assets. This plan includes the divestiture of SDG&E's fossil power plants and combustion turbines, its 20-percent interest in the San Onofre Nuclear Generating Station (SONGS) and its portfolio of long-term purchased-power contracts. The power plants have a net book value as of September 30, 1998 of $500 million ($300 million for SONGS and $200 million for fossil plants) and a combined generating capacity of 2,400 megawatts. The proceeds from the sales will be applied directly to SDG&E's transition costs. The fossil-fuel assets auction is being separated from the auction of SONGS and the purchased-power contracts. In October 1998 the CPUC issued a draft decision approving the commencement of the fossil-fuel assets auction. SDG&E expects the sale of its fossil plants to be completed in the first quarter of 1999.

SDG&E and the San Diego Unified Port District have signed a Memorandum of Understanding contemplating the purchase by the Port District of the 693-MW South Bay Power Plant for $112 million and SDG&E will donate the related site to the Port District, realizing a significant income-tax benefit and resulting in full recovery of the plant's carrying amount. As a result of this transaction, the South Bay Power Plant has been removed from the auction. First-round bids on SDG&E's remaining fossil plant, Encina, and the combustion turbines were submitted in September 1998. Final, binding bids are due on December 1.

Management believes that the rates within the rate cap and the proceeds from the sale of electric-generating assets will be sufficient to recover all of SDG&E's approved transition costs by December 31, 2001, not including the post-2001 purchased-power contract payments that may be recovered after 2001 (see discussion above). However, if the proceeds from the sales are less than expected or if 1998-2001 generation costs, principally fuel costs, are greater than anticipated, SDG&E may be unable to recover all of its approved transition costs. This would result in a charge against earnings at the time it ceases to be probable that SDG&E will be able to recover all of the transition costs (see below).

AB 1890 requires a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997 $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electric bills. In 1997 SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to revenue streams collected from such customers. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.

AB 1890 includes a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, SDG&E's system average rate will be frozen at the June 10, 1996 levels of 9.64 cents per kilowatt-hour (kwh), except for the impact of certain fuel cost changes and the 10-percent rate reduction described above. Beginning in 1998 system-average rates were fixed at 9.43 cents per kwh, which includes the maximum-permitted increase related to fuel cost increases and the mandatory rate reduction.

In June 1998 a coalition of consumer groups received verification that its electric restructuring ballot initiative received the needed signatures to qualify for the November 3, 1998 California ballot. The initiative seeks to amend or repeal AB 1890 in various respects, including requiring utilities to provide a 10-percent reduction in electricity rates charged to residential and small commercial customers in addition to the 10-percent rate reduction that became effective on January 1, 1998. Among other things, the initiative would require that this rate reduction be achieved through the elimination or reduction of CTC payments and prohibit the collection of the charge on customer bills that would finance the rate reduction. The Company cannot predict the outcome on the vote of the initiative; and the effect of the initiative on SDG&E's business, if passed by the voters, could be uncertain for some time. If the initiative is passed by the voters, SDG&E and the other IOUs intend to challenge it as unconstitutional and to seek an immediate stay of its implementation. If the initiative were to be upheld by the courts in whole or in parts, it could have a material adverse effect on SDG&E's results of operations and financial position. If the initiative is passed by the voters and SDG&E is unable to determine that recovery of the related assets is probable, through invalidation of the initiative or otherwise, it would write down the assets to the amount, if any, probable of recovery. If the most onerous interpretations of the initiative's provisions are applied, and it is assumed that SDG&E's nuclear-generation facilities have zero market value and that SDG&E's fossil-generation assets have a market value equal to their carrying amounts, the potential write-down of SDG&E's generation-related assets could amount to as much as approximately $400 million after taxes. In addition, the annual after-tax earnings reductions could be as large as approximately $50 million in 1999, followed by declining amounts for some years thereafter.

If the initiative (known as "Proposition 9") ultimately is overturned by the courts but had not been stayed by the courts pending the litigation process, the likelihood of full recovery of stranded assets (see above) will be diminished unless the courts or the CPUC provide for relief for the fact that a portion of the four-year period for stranded-asset recovery will have passed.

ELECTRIC INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY
COMMISSION

In October 1997 the FERC approved key elements of the California IOUs' restructuring proposal. This included the transfer by the IOUs of the operational control of their transmission facilities to the ISO, which is under FERC jurisdiction. The FERC also approved the establishment of the California PX to operate as an independent wholesale power pool. The IOUs pay to the PX an up-front restructuring charge (in four annual installments) and an administrative-usage charge for each megawatt-hour of volume transacted. SDG&E's share of the restructuring charge is approximately $10 million, which is being recovered as a transition cost. The IOUs have guaranteed $300 million of commercial loans to the ISO and PX for their development and initial start-up. SDG&E's share of the guarantee is $30 million.

GAS INDUSTRY RESTRUCTURING

The gas industry experienced an initial phase of restructuring during the 1980s by deregulating gas sales to noncore customers. On January 21, 1998 the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural-gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural-gas consumers.

On August 25, 1998 the Governor of California signed into law a bill prohibiting the CPUC from enacting any gas industry restructuring decision for core customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC will hold hearings throughout the state and intends to give the California Legislature a draft ruling before adopting a final market structure policy no earlier than January 1, 2000. SDG&E and SoCalGas will actively participate in this effort.




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

CANADIAN GAS

SDG&E has long-term pipeline capacity commitments related to its contracts for Canadian natural-gas supplies. Certain of these supply contracts are in litigation, while others have been settled. If the supply of Canadian natural gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the transport of replacement gas and the release of a portion of this capacity to third parties.

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997 was equal to net income.



ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 8-K filed on June 30, 1998.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimates", "believes", "expects", "anticipates", "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.

BUSINESS COMBINATION

See Note 2 of the notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Utility operations continue to be a major source of liquidity. Liquidity has been favorably impacted by the issuance of Rate Reduction Bonds (see Note 3 of the notes to consolidated financial statements). In addition, financing needs are met primarily through issuances of short-term and long-term debt. These capital resources are expected to remain available (see Note 3 of the notes to consolidated financial statements concerning Proposition 9, the passage of which could materially and adversely affect the Company's ability to finance its activities). Cash requirements include utility capital expenditures, and repayments and retirements of long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at September 30, 1998 are available for investment in new energy-related domestic and international projects, the retirement of debt, and other corporate purposes.

OPERATING ACTIVITIES

Cash flows from operations increased primarily due to gas costs' being lower than amounts collected in rates (resulting in a decrease in previously undercollected regulatory balancing accounts) and an increase in gas volumes sold. This fluctuation in cash flows from operations was also affected by electric-industry restructuring, including the acceleration of depreciation of electric-generating assets, offset by recovery of stranded costs via the competition transition charge and the 10-percent rate reduction reflected in customers' bills in 1998.


INVESTING ACTIVITIES

Expenditures for property, plant and equipment are estimated to be $440 million for the full year 1998 and will be financed primarily by internally generated funds and largely will represent investment in utility operations. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, the level of utility expenditures in the next few years will depend heavily on the impacts of industry restructuring and the sale of SDG&E's Encina and South Bay power plants and other electric-generation assets, as well as the timing and extent of expenditures to comply with air-quality emission reduction and other environmental requirements (also see Note 3 of the notes to consolidated financial statements concerning Proposition 9).

In April 1998 El Dorado Energy, a joint venture of Sempra Energy Resources and Houston Industries Power Generation, began construction on a 480-megawatt natural-gas-fired power plant in Boulder City, Nevada. The $263 million project, which is expected to be completed in the fourth quarter of 1999, will employ an advanced combined-cycle gas-turbine technology, enabling the efficient production of electricity for sale into the wholesale market in the western United States. During the nine months ended September 30, 1998, Sempra Energy Resources expended $33 million on this project. In October 1998 El Dorado Energy obtained a $158-million senior secured credit facility, which entails both construction and 15-year term financing for the project. This financing represents approximately 60 percent of the estimated total project cost. In addition, Sempra Energy Resources is working with New Milford, Connecticut in anticipation of building a $250-million, 500-MW, combined-cycle power plant at the site of the former Rocky River gravel mine. Approvals are pending.

In July 1998 Sempra Energy Trading purchased CNG Energy Services, a unit of the Consolidated Natural Gas Company, for $38 million to expand its Eastern United States volume of business.

In August 1998 Sempra Energy International was awarded a 10-year agreement by the Mexican Federal Electric Commission to supply natural gas to the Presidente Juarez electric power plant in Rosarito, Mexico. The contract includes provisions for delivery of up to 300 million cubic feet per day of natural gas, transportation services in the United States and construction of a 23-mile pipeline from the U.S.-Mexico border to the plant. In addition, in October 1998 Sempra Energy International received FERC approval to build the 350-million-cubic-feet-per-day pipeline. The pipeline is expected to generate about $1 billion in revenues by supplying natural gas through that line for the next 10 years. At the end of the 10-year period, Sempra Energy International will own the pipeline and rates will be renegotiated. The pipeline is expected to cost about $40 million and take over a year to build. Delivery of natural gas is expected to commence in December 1999.

Sempra Energy Utility Ventures' natural-gas local-distribution-company development projects continue to make progress. Frontier Energy, a project in North Carolina, is expected to deliver gas to its first customers by the end of 1998. The Bangor Gas distribution system in Maine is being built and is expected to be ready to receive gas from the transmission line when it is completed in mid 1999.





FINANCING ACTIVITIES

Net cash used in financing activities increased due to greater long-term and short-term debt repayments and the repurchase of preferred stock, partially offset by the repurchase of common stock in 1997. Long-term debt repayments included SDG&E's tender offer purchase of $147 million of first mortgage bonds and repayment of $42 million of rate-reduction bonds. This, coupled with the $32 million of variable-rate, taxable IDBs retired previously and the $83 million of debt offset (for regulatory purposes) by temporary assets, completes the anticipated debt-related use of rate-reduction bond proceeds. On February 2, 1998, SoCalGas redeemed all outstanding shares of 7 3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

Dividends are currently paid quarterly to shareholders. The payment of future dividends is within the discretion of the board of directors and is dependent upon future business conditions, earnings and other factors. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the current level. However, the level of dividends paid may be affected by the outcome of Proposition 9 (see Note 3 of the notes to consolidated financial statements).

RESULTS OF OPERATIONS

The decreases in net income and net income per share for the nine months ended September 30, 1998 are primarily due to a lower base margin established at SoCalGas in its Performance Based Regulation
(PBR) decision which became effective on August 1, 1997, and costs associated with the business combination between Enova and PE. Also contributing to lower net income were losses at Sempra Energy Solutions and Sempra Energy Trading (see below). The increase in depreciation (matched with a corresponding increase in electric revenues, offset by lower off-system sales) is due to the acceleration of depreciation of electric-generating assets resulting from electric-industry restructuring. For the three months ended September 30, 1998 the increase in electric revenues was offset by lower off-system and retail sales, resulting in electric revenues being relatively unchanged.

Income tax expense decreased for the three-month and nine-month periods ended September 30, 1998, compared to the corresponding periods in 1997, due to the decreases in income before taxes. The decreases in income before taxes, coupled with a relatively unchanged level of income-tax credits, results in decreases in the Company's income-tax rates.

UTILITY OPERATIONS

Utility gas revenues decreased 14 percent and 7 percent for the three-month and nine-month periods ended September 30, 1998, respectively, compared to the corresponding periods in 1997. The decreases were primarily due to the lower cost of natural gas and the margin reduction established in SoCalGas' PBR. Utility electric revenues increased 14 percent for the nine months ended September 30, 1998 primarily due to the recovery of stranded costs via the competition transition charge (CTC) in 1998, offset by lower off-system sales. For the three-month period ended September 30, 1998, the increase in utility electric revenues due to stranded cost recovery via the CTC was offset by lower off-system and retail sales to the extent where electric revenues were relatively unchanged compared to the corresponding period in 1997. PX/ISO power revenues appear for the first time in 1998 as a result of the PX/ISO start up on April 1, 1998. See Note 3 of the notes to consolidated financial statements for additional discussion of electric-industry restructuring.

Cost of gas distributed decreased 31 percent and 16 percent for the three-month and nine-month periods ended September 30, 1998, respectively. The decreases are primarily due to changes in the average cost of natural gas purchased. Under the current regulatory framework, changes in revenue resulting from changes in core market volumes and cost of natural gas do not affect net income.

Purchased power decreased 47 percent and 26 percent for the three-month and nine-month periods ended September 30, 1998, respectively, compared to the corresponding periods in 1997, primarily as the result of purchases from the ISO/PX replacing short-term energy sources. Electric fuel expense increased 52 percent and 10 percent for the three-month and nine-month periods ended September 30, 1998, respectively, primarily due to increases in volumes resulting from record power usage in August and September of 1998. SDG&E reported an all-time record for electricity usage on August 31, 1998 of 3,960 MW.

Operating expenses increased 5 percent and 15 percent for the three-month and nine-month periods ended September 30, 1998, respectively, compared to the corresponding periods in 1997 primarily due to the business combination costs.

Depreciation and decommissioning increased 36 percent and 68 percent for the three-month and nine-month periods ended September 30, 1998, respectively, compared to the corresponding periods in 1997 due to the acceleration of depreciation of electric-generating assets resulting from electric-industry restructuring.

Income from operations decreased 12 percent and 31 percent for the three-month and nine-month periods ended September 30, 1998, respectively, compared to 1997. The decreases were primarily due to the base margin reduction and the business combination costs.

The table below summarizes the components of utility natural gas and electric volumes and revenues by customer class for the nine-month periods ended September 30, 1998 and 1997. Throughput, the total natural gas sales and transportation volumes moved through the utilities' systems, increased in 1998, primarily because of colder weather. Electric volumes decreased in 1998 primarily due to a decrease in sales for resale to other utilities resulting from industry restructuring.


                                               Transportation
                             Gas Sales          and Exchanges            Total
                         -------------------  -------------------  -------------------
                         Throughput  Revenue  Throughput  Revenue  Throughput  Revenue
                      (Throughput in billion cubic feet, revenue in millions of dollars)
                         -------------------  -------------------  -------------------
Nine Months Ended
September 30, 1998:
Residential                  215     $1,632         2	     $  9         217     $1,641
Commercial and industrial     73        422       247      209         320        631
Utility electric
  generation                  45         93*      120       58         165        151*
Wholesale and exchange                             20        4          20          4
                         -------------------  -------------------  ------------------
Total in rates               333     $2,147       389     $280         722      2,427
Balancing accounts and other                                                     (429)
                                                                              -------
Total operating revenues                                                       $1,998
                                                                              =======

Nine Months Ended
September 30, 1997:
Residential                  187     $1,332         2     $  8         189     $1,340
Commercial and industrial     76        455       240      205         316        660
Utility electric
  generation                  40        117*      128       61         168        178*
Wholesale and exchange                             17        9          17          9
                         -------------------  -------------------  ------------------
Total in rates               303     $1,904       387     $283         690      2,187
Balancing accounts and other                                                      (35)
                                                                               ------
Total operating revenues                                                       $2,152
                                                                               ======
* That portion representing SDG&E's sales
  for utility electric generation includes
  margin only.


Electric Sales
                                         1998                  1997
                                  ------------------    ----------------
                                  Volumes    Revenue    Volumes  Revenue
                       (Volumes in millions of Kwhrs, revenue in millions of dollars)
                                  -------    -------    -------  -------
Nine Months Ended September 30:
  Residential                      4,766     $ 484       4,588     $ 512
  Commercial                       5,195       500       5,255       525
  Industrial                       2,496       190       2,699       207
  Direct access                      438        30          -         -
  Street lighting                     64         6          62         5
  Off-system sales                   661        14       2,951        69
                                  ------------------    ----------------
  Total in rates                  13,620     1,224      15,555     1,318
  Balancing accounts and other                 230*                  (43)
                                             -----                 -----
Total operating revenues                    $1,454                $1,275
                                             =====                 =====
* See "Utility Operations" above

YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating "embedded processors". To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs have now been consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy has established a central Year 2000 Program Office which reports to the Company's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy is identifying all IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company is currently evaluating its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing and Year 2000 readiness. The Company is prioritizing so that critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule and the company estimates that all critical systems will be Year 2000 Ready by June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Critical IT and non-IT applications have been inventoried and assessed for Year 2000 Readiness, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 58 percent of the systems currently Year 2000 Ready and are expected to be 100 percent by June 30, 1999. Inventory, assessment and testing activities for embedded systems are well underway with approximately 38 percent of the systems currently Year 2000 Ready. Inventory and assessment for all Company systems are in progress and expected to be completed by December 31, 1998.

Sempra Energy's current schedule for Year 2000 testing, readiness and development of contingency plans is subject to change depending upon the remediation and testing phases of the Company's compliance effort and upon developments that may arise as the Company continues to assess its computer-based systems and operations. In addition, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $33 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the reasonably likely worst case scenario is for small, localized interruptions of natural gas or electrical service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

To assist in preparing for and mitigating these possible scenarios, Sempra Energy is a member of several industry-wide efforts established to deal with Year 2000 problems affecting embedded systems and equipment used by the nation's natural gas and electric power companies. Under these efforts, participating utilities are working together to assess specific vendors' system problems and to test plans. These assessments will be shared by the industry as a whole to facilitate Year 2000 problem solving.

A portion of this risk is due to the various Year 2000 Ready schedules of critical third party suppliers and customers. The Company is in the process of contacting its critical suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and non-IT systems.

The Company's Contingency Plans

Sempra Energy's contingency plans for Year-2000-related interruptions are being incorporated in the Company's existing overall emergency preparedness plans. To the extent appropriate, such plans will include emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing inventory levels. The Company expects these contingency plans to be completed by the end of the second quarter in 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of Sempra Energy in the near future will primarily depend on the results of SDG&E and SoCalGas. Because of the ratemaking and regulatory process, electric and gas industry restructuring, and the changing energy marketplace, there are several factors that will influence future financial performance. These factors are summarized below.

California Public Utilities Commission's Industry Restructuring

See discussion of industry restructuring, and particularly the discussion of Proposition 9, in Note 3 of the notes to consolidated financial statements.

Auction Of Electric Generation Assets

In November 1997 SDG&E announced a plan to auction its power plants and other electric-generation assets, enabling it to continue to concentrate on the transmission and distribution of electricity and natural gas in a competitive marketplace. This is described in Note 3 of the notes to consolidated financial statements. In addition, the March 1998 CPUC decision approving the Enova/PE business combination requires, among other things, the divestiture by SDG&E of its gas-fired generation units. Further, in March 1998, Enova and PE reached an agreement with the U.S. Department of Justice
(DOJ) to gain clearance for the business combination under the Hart-Scott-Rodino Antitrust Act. Under such agreement, Enova committed to follow through on its plan to divest SDG&E's fossil-fuel power plants, and Sempra is required to obtain DOJ's approval prior to acquiring or controlling any existing California generation facilities in excess of 500 megawatts.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been encouraging utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where the company already has a highly developed infrastructure.

SoCalGas' PBR is in effect for five years; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective August 1, 1999. SDG&E continues to participate in a PBR process for base rates for its electric and natural-gas distribution business. In conjunction therewith, SDG&E is currently involved in a Cost of Service rate proceeding, with revised rates expected to be effective January 1, 1999. SDG&E's application requests an increase in revenue requirements for electric-distribution and natural-gas operations. The electric distribution increase does not affect rates and, therefore, if approved, reduces the amount available for transition cost recovery. In August 1998 a signed settlement agreement among SDG&E, the ORA and the Utility Consumers' Action Network (UCAN) was submitted to the CPUC requesting a combined increase of $12 million (an electric distribution increase of $18 million and a natural-gas decrease of $6 million). A CPUC decision is expected by year end 1998.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1998, SoCalGas is authorized to earn a rate of return on common equity of 11.6 percent and a 9.49 percent return on rate base, the same as in 1997. SDG&E's electric and natural-gas distribution operations are authorized to earn a rate of return on common equity of 11.6 percent and a rate of return on rate base of 9.35 percent, unchanged from 1997. In addition, the authorized rates of return on nuclear and non-nuclear generating assets are 7.14 percent and 6.75 percent, respectively. However, electric industry restructuring is changing the method of calculating SDG&E's annual cost of capital. In May 1998 SDG&E filed with the CPUC its unbundled Cost of Capital application for 1999 rates. The application seeks approval to establish new, separate rates of return for SDG&E's electric-distribution and natural-gas businesses. The application proposes a 12.00% ROE, which would produce an overall ROR of 9.33%. The ORA, UCAN and other intervenors have filed testimony recommending significantly lower RORs. The ORA is recommending an electric ROR of 7.68% and a gas ROR of 8.01%. A CPUC decision is expected by early 1999.

Biennial Cost Allocation Proceeding (BCAP)

In October 1998 SoCalGas and SDG&E filed 1999 BCAP applications requesting that new rates become effective August 1, 1999 and remain in effect through December 31, 2002. The applications seek overall decreases in gas revenues for SoCalGas and SDG&E of $204 million and $9 million, respectively.

OTHER OPERATIONS

Sempra Energy Solutions (Solutions), formed in 1997 and owned equally by PE and Enova, incorporates several existing unregulated businesses from each of PE and Enova. It is pursuing a variety of opportunities, including buying and selling natural gas for large users, integrated energy-management services targeted at large governmental and commercial facilities, and consumer market products and services such as earthquake shutoff valves. CES/Way International, Inc. (CES/Way) acquired by Solutions in January 1998, provides energy-efficiency services including energy audits, engineering design, project management, construction, financing and contract maintenance.

Solutions' net losses for the nine-month periods ended September 30, 1998 and 1997 are $31 million and $3 million, respectively. Solutions' net losses for the three-month periods ended September 30, 1998 and 1997 are $4 million and $3 million, respectively. The increases are primarily due to the write off of a portion of CES/Way's acquisition costs (due to the death of CES/Way's former principal), and other start-up costs.

Sempra Energy Trading Corp., a leading natural-gas and power marketing firm headquartered in Greenwich, Connecticut, which was jointly acquired by PE and Enova on December 31, 1997, recorded net losses of $11 million and $2 million for the nine-month and three-month periods ended September 30, 1998, respectively. The losses were primarily due to the amortization of costs associated with the acquisition.

In March 1998, PE increased its existing investment in two Argentine natural-gas utility holding companies (Sodigas Pampeana S.A and Sodigas Sur S.A.) by purchasing an additional 9-percent interest for $40 million. With this purchase, PE's interest in the holding companies was increased to 21.5 percent. The net losses for international operations was $3 million for the nine-month period ended September 30, 1998.









PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than as discussed in SDG&E's Quarterly Reports on Form 10-Q for the three-month periods ended March 31 and June 30, 1998, there have been no significant subsequent developments in litigation proceedings that were outstanding at December 31, 1997 and there have been no significant new litigation proceedings since that date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the nine months ended
            September 30, 1998.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K filed on June 30, 1998 announced the completion of the business combination between Enova
      Corporation and Pacific Enterprises, and the related changes in control.

      A Current Report on Form 8-K filed on July 15, 1998 discussed the Voter Initiative which qualified for the November 1998 ballot (seeking to amend or repeal California electric industry restructuring legislation in various respects) and disclosed the potential impact on SDG&E.

      A Current Report on Form 8-K filed on July 27, 1998 discussed the California Supreme Court denial of the petition which sought to overturn the Third District Court of Appeal's denial to remove the Voter Initiative from the November 1998 ballot.







SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)






Date: October 30, 1998              By:       /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Vice President and Controller