Form 10-K
period 1998-12-31
SEMPRA ENERGY
filed 1999-03-09
CIK 1032208

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549
                              FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the fiscal year ended    December 31, 1998
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
------    -------
                           SEMPRA ENERGY
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

CALIFORNIA                    1-14201               33-0732627
-------------------------------------------------------------------
(State of incorporation        (Commission         (I.R.S. Employer
or organization)               File Number)     Identification No.)


101 ASH STREET, SAN DIEGO, CALIFORNIA                        92101
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (619)696-2000
                                                     --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of each exchange
Title of each class                             on which registered
-------------------                           ---------------------
Common Stock, Without Par Value               New York and Pacific

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                         Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 31.  Glossary on page 43.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1999 was $5.6 billion.

Registrant's common stock outstanding as of February 28, 1999 was 240,111,553 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement prepared for the May 1999 annual meeting of shareholders are incorporated by reference into Part
III.


                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .21
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .21
Item 4.  Submission of Matters to a Vote of Security Holders. .22
         Executive Officers of the Registrant . . . . . . . . .22

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . .22
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . .23
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .23
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . .23
Item 8.  Financial Statements and Supplementary Data. . . . . .24
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . .24

PART III
Item 10. Directors and Executive Officers of the Registrant . .24
Item 11. Executive Compensation . . . . . . . . . . . . . . . .24
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . .24
Item 13. Certain Relationships and Related Transactions . . . .24

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . .25

Independent Auditors' Consent and Report on Schedule. . . . . .27

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .30

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .31

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . .43




This report includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimates," "believes," "expects," "anticipates," "plans" and "intends," variations of such words, and similar expressions, are intended to identify forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those anticipated.

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments, technological developments, capital market conditions, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, the pace of deregulation of retail natural gas and electricity industries, the timing and success of business development efforts, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to carefully review and consider the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.


                             PART I

ITEM 1. BUSINESS

Description of Business
A description of Sempra Energy and its subsidiaries (the Company) is given in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" of the 1998 Annual Report to
Shareholders, which is incorporated by reference.

GOVERNMENT REGULATION

Local Regulation
Southern California Gas Company (SoCalGas) has gas franchises with the 236 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2003 to 2041.

San Diego Gas and Electric (SDG&E) has separate electric and gas franchises with the two counties and the 25 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and natural gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Chula Vista (2003), Encinitas (2012), San Diego
(2021) and Coronado (2028); and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

State Regulation
The California Public Utilities Commission (CPUC) regulates SDG&E's and SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

The California Energy Commission (CEC) has discretion over electric-demand forecasts for the state and for specific service territories. Based upon these forecasts, the CEC determines the need for additional energy sources and for conservation programs. The CEC sponsors alternative-energy research and development projects, promotes energy conservation programs, and maintains a state-wide plan of action in case of energy shortages. In addition, the CEC certifies power-plant sites and related facilities within California.

Federal Regulation
The Federal Energy Regulatory Commission (FERC) regulates transmission access, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale. The FERC also regulates the interstate sale and transportation of natural gas.

The Nuclear Regulatory Commission (NRC) oversees the licensing, construction and operation of nuclear facilities. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to re-analyze the design of a nuclear power plant and, as a result, requires plant modifications as a condition of continued operation in some cases.

Licenses and Permits
SDG&E obtains a number of permits, authorizations and licenses in connection with the construction and operation of its generating plants. Discharge permits, San Diego Air Pollution Control District permits and NRC licenses are the most significant examples. The licenses and permits may be revoked or modified by the granting agency if facts develop or events occur that differ significantly from the facts and projections assumed in granting the approval. Furthermore, discharge permits and other approvals are granted for a term less than the expected life of the facility. They require periodic renewal, which results in continuing regulation by the granting agency.

SoCalGas obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas. They require periodic renewal, which results in continuing regulation by the granting agency.

Other regulatory matters are described throughout this report.



SOURCES OF REVENUE

(In Millions of Dollars)                1998       1997       1996
-------------------------------------------------------------------
Revenue by type of customer:

   Gas:
     Regular sales-
       Residential                 $   2,234  $   1,957  $   1,809
       Commercial/Industrial             571        617        573
       Utility Generation                  9         14          9
                                   ---------  ---------  ---------
                                       2,814      2,588      2,391
     Transportation & Exchange-
       Residential                        11         10         10
       Commercial/Industrial             277        273        257
       Utility Generation                 66         76         70
       Wholesale                           7         12         10
                                   ---------  ---------  ----------
                                         361        371        347
       Balancing and Other              (403)         5        (28)
                                   ---------  ---------  ----------
         Total Gas Revenues            2,772      2,964      2,710
                                   ---------  ---------  ----------
   Electric:
     Residential                         637        684        647
     Commercial                          643        680        625
     Industrial                          233        268        261
     Balancing and Other                 352        137         58
                                   ---------  ---------  ---------
         Total Electric Revenues       1,865      1,769      1,591
                                   ---------  ---------  ---------
     Total Utility Revenues        $   4,637  $   4,733  $   4,301
                                   =========  =========  =========

Industry segment information is contained in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and in Note 15 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

NATURAL GAS OPERATIONS

The Company purchases, sells, distributes, stores and transports natural gas. SDG&E purchases natural gas for resale to its customers in San Diego and southern Orange counties, and as fuel for its generating plants. SoCalGas owns and operates a natural gas distribution, transmission and storage system that supplies natural gas in 535 cities and communities throughout a 23,000-square-mile service territory comprising most of southern and part of central California.

Supplies of Natural Gas
The Company buys natural gas under several short-term and long-term contracts. Short-term purchases are based on monthly-spot-market prices. The Company has firm pipeline capacity contracts with pipeline companies that expire at various dates through 2023.

Most of the natural gas purchased and delivered by the Company is produced outside of California. These supplies are delivered to the Company's intrastate transmission system by interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Natural Gas Company. These interstate companies provide transportation services for supplies purchased from the Company's transportation customers or other sources. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC. Existing pipeline capacity into California exceeds current demand by over 1 billion cubic feet (bcf) per day. The implications of this excess are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

The following table shows the sources of natural gas deliveries from 1994 through 1998.





                                                                Year Ended December 31
                                          -------------------------------------------------------------------
                                            1998           1997          1996           1995           1994
-------------------------------------------------------------------------------------------------------------
Natural Gas Purchases (billions of cubic feet):
 Market                                      388            330           323            296            342
 Long-Term Contracts                         104            100           108            128            137
                                          -------        -------       -------        -------        -------
    Total Gas Purchases                      492            430           431            424            479

Customer-Owned and
  Exchange Receipts                          521            514           422            531            565

Storage Withdrawal
   (Injection) - Net                         (28)            (3)           42            (13)            (9)

Company Use and
  Unaccounted For                            (23)           (11)          (11)            (5)           (15)
                                          -------        -------       -------        -------        -------
    Net Deliveries                           962            930           884            937          1,020
                                          =======        =======       =======        =======        =======

Natural Gas Purchases: (millions of dollars)
 Commodity Costs                          $1,092         $1,160        $  879         $  666         $  890

 Fixed Charges*                              174            250           276            264            368
                                          -------        -------       -------        -------        -------
    Total Gas Purchases                   $1,266         $1,410        $1,155         $  930         $1,258
                                          =======        =======       =======        =======        =======

Average Commodity Cost of Gas Purchased
  (Dollars per Thousand Cubic Feet)       $ 2.22         $ 2.69        $ 2.04         $ 1.57         $ 1.86
                                          =======        =======       =======        =======        =======

 * Fixed charges primarily include pipeline demand charges, take or pay settlement costs, and other direct-billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas.



Market-sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts ranging from one month to ten years based on spot prices) accounted for 79 percent of total natural gas volumes purchased by the Company during 1998, as compared with 77 percent and 75 percent during 1997 and 1996, respectively. These supplies were generally purchased at prices significantly below those of long-term sources of supply.

During 1998, the Company delivered 962 bcf of natural gas through its system. Approximately 54 percent of these deliveries were customer-owned natural gas for which the Company provided transportation services. The balance of natural gas deliveries was gas purchased by the Company and resold to customers. The Company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. There are 5.6 million core customers (5.4 million residential and 230,000 small commercial and industrial). Noncore customers consist primarily of utility electric generation (UEG), wholesale, and large commercial and industrial customers, and total 1,700.

Most core customers purchase natural gas directly from the Company. Core customers are permitted to aggregate their natural gas requirement and, up to a limit of 10 percent of the Company's core market, to purchase natural gas directly from brokers or producers. The Company continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers.

Noncore customers have the option of purchasing natural gas either from the Company or from other sources, such as brokers or producers, for delivery through the Company's transmission and distribution system. The only natural gas supplies that the Company may offer for sale to noncore customers are the same supplies that it purchases for its core customers. Most noncore customers procure their own natural gas supply.

In 1998 for SoCalGas, 87 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 13 percent allocated to the noncore customers. In 1998 for SDG&E, 90 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 10 percent allocated to the noncore customers.

Although revenue from transportation throughput are less than for natural gas sales, the Company generally earns the same margin whether the Company buys the gas and sells it to the customer or transports natural gas already owned by the customer.

The Company also provides natural gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store natural gas on an "as available" basis, usually during the summer to reduce winter purchases when natural gas costs are generally higher. As of December 31, 1998, the Company stored approximately 26 bcf of customer-owned gas.


Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in the natural-gas markets is largely dependent upon the health and expansion of the southern California economy. The Company added approximately 58,000 new customers in 1998. This represents a growth rate of 1.0 percent. The Company expects its growth for 1999 will continue at about the 1998 level.

During 1998, 97 percent of residential energy customers in the Company's service area used natural gas for water heating, 94 percent for space heating, 78 percent for cooking and 72 percent for clothes drying.

Demand for natural gas by noncore customers is very sensitive to the price of alternative competitive fuels. Although the number of noncore customers in 1998 was only 1,700, it accounted for approximately 12 percent of the authorized natural gas revenues and 57 percent of total natural gas volumes. External factors such as weather, electric deregulation, the increased use of hydro-electric power, competing pipeline bypass and general economic conditions can result in significant shifts in this market. Natural gas demand for large UEG customers is also greatly affected by the price and availability of electric power generated in other areas and purchased by the Company's UEG customers. Natural gas demand in 1998 for UEG customer use decreased as a result of decreased demand for electricity. UEG customer demand increased in 1997 as a result of higher demand for electricity and less availability of hydro-electricity.

As a result of electric industry restructuring, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Effective March 31, 1998, California consumers were given the option of selecting their electric energy provider from a variety of local and out-of-state producers. Although the electric industry restructuring has no direct impact on the Company's natural-gas operations, future volumes of natural gas transported for UEG customers may be adversely affected to the extent that regulatory changes divert electricity from the Company's service area.

Other
Additional information concerning customer demand and other aspects of natural-gas operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

ELECTRIC OPERATIONS

Resource Planning
In September 1996, California enacted a law restructuring California's electric-utility industry. The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively.

Additional information concerning electric-industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 13 and 14 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Electric Resources
In connection with electric-industry restructuring, beginning March 31, 1998, the California investor-owned utilities (IOUs) are obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. The IOUs are also obligated to purchase from the PX the power that they sell. Based on generating plants in service and purchased-power contracts currently in place, at February 28, 1999 the net megawatts (mw) of electric power available to SDG&E to bid into the PX are as follows:

    Source                                      Net mw
    --------------------------------------------------
    Gas/oil generating plants                    1,641
    Combustion turbines                            332
    Nuclear generating plants                      430
    Long-term contracts with other utilities       275
    Contracts with others                          593
                                                 -----
            Total                                3,271
                                                 =====

SDG&E reported an all-time record for electricity usage of 3,960 mw on August 31, 1998. The previous record of 3,668 mw was reached on September 4, 1997.

Gas/Oil Generating Plants: In connection with electric-industry restructuring, in December 1998, SDG&E entered into agreements for the sale of its South Bay and Encina power plants and 17 combustion turbines. The sales are subject to regulatory approval and are expected to close during the first half of 1999.

San Onofre Nuclear Generating Station (SONGS): SDG&E owns 20 percent of the three nuclear units at SONGS (south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of SONGS Units 2 and 3. Southern California Edison (Edison) owns the remaining interests and operates the units.

SONGS Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut down the unit. At that time SDG&E began the recovery of its remaining capital investment, with full recovery completed in April 1996. SDG&E and Edison filed a decommissioning plan in November 1994, although final decommissioning is not scheduled to occur until 2013 when Units 2 and 3 are also decommissioned. However, SDG&E and the other owners have requested that the CPUC grant authority to begin decommissioning Unit 1 on January 1, 2000. The unit's spent nuclear fuel has been removed from the reactor and stored on-site. In March 1993, the NRC issued a Possession-Only License for Unit 1, and the unit was placed in a long-term storage condition in May 1994.

SONGS Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 mw of Unit 2 and 216 mw of Unit 3.

During 1998 SDG&E spent $14 million on capital modifications and additions and expects to spend $11 million in 1999. SDG&E deposits funds in an external trust to provide for the future dismantling and decontamination of the units.

Additional Information: Additional information concerning SDG&E's power plants, the SONGS units, nuclear decommissioning and industry restructuring (including SDG&E's divestiture of its electric generation assets) is provided immediately below and in "Environmental Matters" and "Electric Properties," herein, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 6, 13 and 14 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Purchased Power: The following table lists contracts with the various suppliers:
                                            Megawatt
  Supplier              Period             Commitment   Source
-------------------------------------------------------------------
Long-Term Contracts with Other Utilities:

Portland General
Electric (PGE)         Through December 2013    75    Coal

Public Service
Company of
New Mexico (PNM)       Through April 2001      100    System supply

PacifiCorp             Through December 2001   100    System Supply
                                             -----
                  Total                        275
                                             =====
Contracts with Others:

Illinova Power
Marketing              Through December 1999   200    System Supply

LG&E Power Marketing   Through December 2001   150    System Supply

Applied Energy         Through December 2019   102    Cogeneration

Yuma Cogeneration      Through June 2024        50    Cogeneration

Goal Line Limited      Through December 2025    50    Cogeneration
Partnership

Other (89)             Various                  41    Cogeneration
                                            ------
                  Total                        593
                                            ======

Under the contracts with PGE and PNM, SDG&E pays a capacity charge plus a charge based on the amount of energy received. Charges under these contracts are based on the selling utility's costs, including a return on and depreciation of the utility's rate base (or lease payments in cases where the utility does not own the property), fuel expenses, operating and maintenance expenses, transmission expenses, administrative and general expenses, and state and local taxes. Charges under contracts from PacifiCorp, LG&E and Illinova are for firm energy only and are based on the amount of energy received. The prices under these contracts are at market value at the time the contracts were negotiated. Costs under the remaining contracts (all with Qualifying Facilities) are based on SDG&E's avoided cost.

Additional information concerning SDG&E's purchased-power contracts is described immediately below, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 13 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Power Pools
In 1964 SDG&E, Pacific Gas & Electric (PG&E), and Edison entered into the California Power Pool Agreement. It provided for the transfer of electrical capacity and energy by purchase, sale or exchange during emergencies and at other mutually determined times. Due to electric-industry restructuring (discussed elsewhere herein) the California Power Pool was terminated by the FERC in May 1997. However, SDG&E, Edison, PG&E and the Los Angeles Department of Water and Power will continue to abide by the provisions of the existing California Statewide Emergency Plan for sharing capacity and energy in the event of a severe resource emergency.

SDG&E is a participant in the Western Systems Power Pool (WSPP), which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 150 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to target and coordinate delivery of cost-effective sources of power from outside their service territories through a centralized exchange of information. Although the extent has not yet been determined, the status of the WSPP is likely to change due to industry restructuring and the initiation of the PX and the Independent System Operator (ISO).

Transmission Arrangements
In addition to interconnections with other California utilities, SDG&E has firm transmission capabilities for purchased power from the Northwest, the Southwest and Mexico.

Pacific Intertie: The Pacific Intertie, consisting of AC and DC transmission lines, enables SDG&E to purchase and receive surplus coal and hydroelectric power from the Northwest. SDG&E, PG&E, Edison and others share transmission capacity on the Pacific Intertie under an agreement that expires in July 2007. SDG&E's share of the intertie was 266 mw. Due to electric-industry restructuring (see "Transmission Access" below), the operating rights of SDG&E, Edison and PG&E on the Pacific Intertie have been transferred to the ISO.

Southwest Powerlink: SDG&E's 500-kilovolt Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego and enables SDG&E to import power from the Southwest. SDG&E's share of the line is 931 mw, although it can be less, depending on specific system conditions.

Mexico Interconnection: Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 mw. SDG&E uses these interconnections for transactions with Comision Federal de Electricidad (CFE), Mexico's government-owned electric utility.

Transmission Access
As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission-access provisions. These rules specify FERC-required procedures for others' requests for transmission service. In October 1997 the FERC approved the transfer of control by the California IOUs of their transmission facilities to the ISO. Beginning on March 31, 1998 the ISO is responsible for the operation and control of the transmission lines. Additional information regarding the ISO and transmission access is discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Fuel and Purchased-Power Costs
The following table shows the percentage of each electric-fuel source used by SDG&E and compares the costs of the fuels with each other and with the total cost of purchased power:

                    Percent of Kwhr              Cents per Kwhr
-------------------------------------------------------------------
                  1998    1997    1996        1998    1997    1996
                  -----   -----   -----       ----    ----    ----
Natural gas       17.3%   19.8%   22.8%        3.0     3.3     2.8
Nuclear fuel      11.5    11.8    19.6         0.6     0.6     0.5
Fuel oil                   0.1     1.1                 2.4     2.2
                  -----   -----   -----
Total generation  28.8    31.7    43.5
Purchased
power - net       26.3    68.3    56.5         3.6     2.8     3.1
ISO/PX            44.9                         3.4
                  -----   -----   -----
Total            100.0%  100.0%  100.0%
                 ======  ======  ======

The cost of purchased power includes capacity costs as well as the costs of fuel. The cost of natural gas includes transportation costs. The costs of natural gas, nuclear fuel and fuel oil do not include SDG&E's capacity costs. While fuel costs are significantly less for nuclear units than for other units, capacity costs are higher.

Electric Fuel Supply
Natural Gas: Information concerning natural gas is provided in "Natural Gas Operations" herein.

Nuclear Fuel: The nuclear-fuel cycle includes services performed by others. These services and the dates through which they are under contract are as follows:

Mining and milling of uranium concentrate                    2003
Conversion of uranium concentrate to uranium hexafluoride    2003
Enrichment of uranium hexafluoride(1)                        2003
Fabrication of fuel assemblies                               2003
Storage and disposal of spent fuel(2)                         --

(1) SDG&E has a contract with Urenco, a British consortium, for enrichment services through 2003.

(2) Spent fuel is being stored at SONGS, where storage capacity will be adequate at least through 2006. If necessary, modifications in fuel-storage technology can be implemented to provide on-site storage capacity for operation through 2013, the expiration date of the NRC operating license. The plan of the U.S. Department of Energy (DOE) is to provide a permanent storage site for the spent nuclear fuel by 2010.

Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the DOE for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E is paying a disposal fee of $0.90 per megawatt-hour of net nuclear generation. Disposal fees average $3 million per year.

To the extent not currently provided by contract, the availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Additional information concerning nuclear-fuel costs is discussed in Note 13 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

INTERNATIONAL OPERATIONS

Sempra Energy International (SEI) develops, operates and invests in energy infrastructure projects, including natural gas distribution systems and power generation facilities, outside of the United
States.

In August 1998, SEI was awarded a 10-year agreement by the Mexican Federal Electric Commission (CFE) to supply natural gas to an electric power plant in Rosarito, Baja California. The terms of the agreement include a provision to construct a pipeline from the US - Mexico border to the plant and call for SEI to provide a complete energy supply package. In addition, SEI and Proxima Gas S.A. de C.V., as partners in the Mexican companies Distribuidora de Gas Natural (DGN) de Mexicali and Distribuidora de Gas Natural
(DGN) de Chihuahua, operate natural gas distribution systems in Mexicali and Chihuahua, Mexico.

SEI also has interests in natural gas distribution partnerships in Argentina and Uruguay. In March 1998, SEI increased its existing investment in two Argentine natural gas utility holding companies (Sodigas Pampeana S.A. and Sodigas Sur S.S.) from 12.5 percent to
21.5 percent, by purchasing an additional interest for $40 million.

The net losses for international operations were $4 million and $9 million, after-tax, for 1998 and 1997, respectively. Additional information on international operations is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY TRADING (SET)

SET, a leading natural gas and power marketing firm headquartered in Stamford, Connecticut, was jointly acquired by Pacific Enterprises (PE) and Enova Corporation (Enova) on December 31, 1997. (PE and Enova combined to form Sempra Energy in June 1998.) In July 1998, SET purchased a wholesale trading and commercial marketing subsidiary of Consolidated Natural Gas, to expand its operation in the eastern United States.

SET derives a substantial portion of its revenue from market making and trading activities, as a principal, in natural gas, petroleum and electricity. It quotes bid and offer prices to end users and other market makers. It also earns trading profits as a dealer by structuring and executing transactions that permit its counterparties to manage their risk profiles. In addition, it takes positions in energy markets based on the expectation of future market conditions. For the year ended December 31, 1998, SET had operating revenues of $110 million and after-tax net losses of $13 million. The losses were due to the amortization of costs associated with the acquisition by PE and Enova. Additional information on SET is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3 and 10 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

RATES AND REGULATION

The Company's principal subsidiaries, SoCalGas and SDG&E, are regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. Two of the five commissioner positions are currently vacant. It is the responsibility of the CPUC to determine that utilities operate within the best interests of their customers. The regulatory structure is complex and has a substantial impact on the profitability of the Company. Both the electric and gas industries are currently undergoing transitions to competition (see below).

Electric Industry Restructuring
In September 1996, California enacted a law restructuring its electric-utility industry. The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. Additional information on electric-industry restructuring is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 14 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.




Natural Gas Industry Restructuring
The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In January 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural-gas customers. Additional information on natural-gas industry restructuring is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Balancing Accounts
Previously, earnings fluctuations from changes in the costs of fuel oil, purchased energy and natural gas, and consumption levels for electricity and the majority of natural gas were eliminated by balancing accounts authorized by the CPUC. This is still the case for most natural-gas operations. However, as a result of California's electric restructuring law, overcollections recorded in the electric balancing accounts were applied to transition cost recovery, and fluctuations in costs and consumption levels can affect earnings from electric operations. Additional information on balancing accounts is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 2 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Performance-Based Regulation (PBR)
To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure. Additional information on PBR is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 14 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Biennial Cost Allocation Proceeding (BCAP)
Rates to recover the changes in natural gas fuel costs and changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in core customer demand from estimates previously used in establishing core customer rates. The mechanism substantially eliminates the effect on core income of variances in core market demand and natural gas costs subject to the limitations of the Gas Cost Incentive Mechanism (GCIM) discussed below. The BCAP will continue under PBR. Additional information on the BCAP is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Gas Cost Incentive Mechanism (GCIM)
The GCIM is a process SoCalGas uses to evaluate its natural-gas purchases, substantially replacing the previous process of reasonableness reviews. Additional information on the GCIM is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Affiliate Transactions
In December 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California investor-owned utilities conduct business with their affiliates. The objective of these rules is to ensure that the utilities' energy affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities. Additional information on affiliate transactions is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Cost of Capital
Under PBR, annual Cost of Capital proceedings have been replaced by an automatic adjustment mechanism if changes in certain indicies exceed established tolerances. For 1999, SoCalGas is authorized to earn a rate of return on rate base (ROR) of 9.49 percent and a rate of return on common equity (ROE) of 11.6 percent, the same as in 1998, unless interest-rate changes are large enough to trigger an automatic adjustment. SDG&E is seeking CPUC approval to establish new, separate rates of return for SDG&E's electric-distribution and natural-gas businesses. A CPUC decision is expected during the second quarter of 1999. In 1998, SDG&E's natural gas and electric distribution operations were authorized to earn an ROE of 11.6 percent and an ROR of 9.35 percent. Additional information on the utilities' cost of capital is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the "Notes to Consolidated Financial Statements" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the Company are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1998 Annual Report to Shareholders, which is incorporated by reference. The following should be read in conjunction with those discussions.

Hazardous Substances
The utilities lawfully disposed of wastes at facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, redevelopment agencies are authorized to require landowners to cleanup property within their jurisdictions or, where the landowner or operator of such a facility fails to complete any corrective action required, applicable environmental laws may impose an obligation to undertake corrective actions on the utilities and others who disposed of hazardous wastes at the facility.

The Redevelopment Agency for the City of San Diego has exerted this authority affecting Station A and adjacent properties to accommodate a major league ballpark and ancillary development proposed by the City. During the early 1900s, the Company and its predecessors manufactured gas from coal and oil at its Station A facility and at two small facilities in Escondido and Oceanside. Environmental assessments have identified residual by-products from the gas manufacturing process and subsurface hydrocarbon contamination on portions of the Station A site. Initial cleanup actions commenced in 1998, and are expected to be completed in 1999, at an estimated cost of $5 million. The Company is negotiating with the redevelopment agency to create a cooperative agreement as a result of which the Station A cleanup will be performed under the oversight of the San Diego County Department of Environmental Health, though the redevelopment agency will retain its rights to enforce the cleanup in the event the Company did not complete it. Contaminants resulting from the gas-manufacturing process by-products were assessed at the Company's Escondido and Oceanside sites. Remediation at the Escondido site has been completed and a site-closure letter received. Remediation at the Oceanside facility is in process and the cost is not expected to be significant.

Station B is located in downtown San Diego and was operated as a steam and electric-generating facility between 1911 and June 1993 when it was closed. Pursuant to a cleanup and abatement order, the Company remediated hydrocarbon contamination discovered as a result of the removal of three 100,000-gallon underground diesel-fuel storage tanks from an adjacent substation. Asbestos was used in the construction of the power plant. Activities to dismantle and decommission the facility required the removal of the asbestos in a manner complying with all applicable environmental, health and safety laws. This work also included the removal or cleanup of certain loose and flaking lead-based paints, small amounts of PCBs, fuel oil and other substances. These activities were completed in 1998 at a cost of $6 million.

The Company is in the process of selling its electric-generating assets. As a part of its environmental due diligence, the Company conducted a thorough environmental assessment of the South Bay and Encina power plants and 17 combustion turbine sites to determine the environmental condition of each. Pursuant to the sale agreements for such facilities, the utility and the buyers have apportioned responsibility for such environmental conditions generally based on contamination existing at the time of transfer and the cleanup level necessary for the continued use of the sites for electric generation. While the sites are relatively clean, the assessments identified instances of contamination, principally hydrocarbon releases, some of which were determined to be significant and to require cleanup in accordance with the agreement. Estimated costs to perform the necessary remediation are $7 to $8 million at the South Bay power plant, $0.9 million at the Encina power plant, and $1.9 million at the combustion turbine sites. These costs will be offset against the sales price for the facilities, together with other appropriate costs, and the remaining net proceeds will be offset against the Company's other transition costs.

The Company and its subsidiaries have been named as potential responsible parties (PRPs) for two landfill sites and three industrial waste disposal sites, as described below.

The Casmalia former waste disposal site operated as a Class I waste disposal site which was composed of 6 landfills, 58 surface impoundments, 11 disposal wells, 7 disposal trenches, 2 treatment systems and one former pre-Resource Conservation and Recovery Act drum burial area. The Company has estimated the costs of remediation at Casmalia to be $1.1 million. In 1998, the Company completed work efforts of $225,241. Remedial actions and negotiations with other PRPs and the United States Environmental Protection Agency (EPA) have been continuing since March 1993. The Company is currently negotiating a final remedy with the EPA for Operating Industries, Inc. (OII), a former landfill for both household and industrial wastes. The total costs for remediation of OII are estimated at $3 million, of which $644,133 was completed during 1998. Remedial actions and negotiations have been in progress since June 1986.

In the early 1990s, the Company was notified of hazards at two former industrial waste treatment facilities, Industrial Waste Processing (Industrial) and Cal Compact (Compact), where the Company had disposed of wastes. A feasibility study and remedial investigation have been submitted and accepted by the EPA for Industrial. The total cost estimate for remediation of Industrial is $300,000, of which approximately $3,700 of remedial action was completed in 1998. The nature and extent for remediation of the Compact site is estimated to be $120,000. During 1998, the Company completed remedial efforts of this site at a cost of $48,000 and is involved in ongoing negotiations with the California Department of Toxic Substances Control (DTSC). The Company and 10 other entities have also been named PRPs by the DTSC as liable for any required corrective action regarding contamination at a site in Pico Rivera, California. DTSC has taken this action because the Company and others sold used electrical transformers to the site's owner. The DTSC considers the Company to be responsible for 7.4 percent of the transformer-related contamination at the site. The estimate for the development of the cleanup plan is $1 million. The estimate for the actual cleanup is in the $2 million to $8 million range.

At December 31, 1998, the Company's estimated remaining investigation and remediation liability related to hazardous waste sites not detailed above was $83 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. The Company believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's consolidated results of operations or its financial position.

Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability.

Electric and Magnetic Fields (EMFs)
Although scientists continue to research the possibility that exposure to EMFs causes adverse health effects, science, to date, has not demonstrated a cause-and-effect relationship between adverse health effects and exposure to the type of EMFs emitted by utilities' power lines and other electrical facilities. Some laboratory studies suggest that such exposure creates biological effects, but those effects have not been shown to be harmful. The studies that have most concerned the public are epidemiological studies, some of which have reported a weak correlation between childhood leukemia and the proximity of homes to certain power lines and equipment. Other epidemiological studies found no correlation between estimated exposure and any disease. Scientists cannot explain why some studies using estimates of past exposure report correlations between estimated EMF levels and disease, while others do not.

To respond to public concerns, the CPUC has directed California utilities to adopt a low-cost EMF-reduction policy that requires reasonable design changes to achieve noticeable reduction of EMF levels that are anticipated from new projects. However, consistent with the major scientific reviews of the available research literature, the CPUC has indicated that no health risk has been identified.

Air and Water Quality
As mentioned above, SDG&E has entered into agreements for the sale of its fossil-fueled generating facilities. The completion of these sales will, for the most part, eliminate the potential impact of the following issues.

During 1996 and 1997, SDG&E installed equipment on South Bay Unit 1 in order to comply with the nitrogen-oxide-emission limits that the APCD imposed on electric-generating boilers through its Rule 69. The estimated capital costs for compliance with the rule have decreased to an immaterial amount due to the sale of the electric-generating power plants. The California Air Resources Board has expressed concern that Rule 69 does not meet the requirements of the California Clean Air Act and may advocate or propose more restrictive emissions limitations which will likely cause SDG&E's Rule 69 compliance costs to increase.

Wastewater discharge permits issued by the Regional Water Quality Control Board (RWQCB) for the Company's Encina and South Bay power plants are required to enable the utility to discharge its cooling water and certain other wastewaters into the Pacific Ocean and into San Diego Bay. Wastewater discharge permits are prerequisite to the continuation of cooling-water and other wastewater discharges and, therefore, the continued operation of the power plants as they are currently configured. Increasingly stringent cooling-water and wastewater discharge limitations may be imposed in the future and the utility may be required to build additional facilities or modify existing facilities to comply with these requirements. Such facilities could include wastewater treatment facilities, cooling towers, intake structures or offshore-discharge pipelines. Any required construction could involve substantial expenditures, and certain plants or units may be unavailable for electric generation during construction.

In 1981, the Company submitted a demonstration study in support of its request for two exceptions to certain thermal discharge requirements imposed by the California Thermal Plan for Encina power plant Unit 5. In November 1994, the RWQCB issued a new discharge permit, subject to the results of certain additional thermal discharge and cooling-water-related studies, to be used to evaluate the exception requests. The results of these additional studies were submitted to the RWQCB and the United States Environmental Protection Agency in 1997. If the utility's exception requests are denied, the utility could be required to construct off-shore discharge facilities, or other structures at an estimated cost of $75 million to $100 million or to perform mitigation, the costs of which may be significant.

In November 1996, the RWQCB issued a new discharge permit to the Company for the South Bay power plant. The Company filed an appeal to the State Water Resources Control Board (SWRCB) of various provisions which SDG&E considered unduly stringent. Certain of these matters were resolved in negotiations among the RWQCB, the SWRCB and certain environmental groups. The SWRCB dismissed the remaining matters, which the Company thereafter appealed to the San Diego County Superior Court. These latter issues were subsequently settled through negotiations between the Company and the RWQCB. All of the settled issues have been incorporated into the November 1996 NPDES permit by permit addendums adopted by the RWQCB. The Superior Court case will be dismissed after the expiration of the RWQCB appeal and EPA review periods.

California has enacted legislation to protect ground water from contamination by hazardous substances. Underground storage containers require permits, inspections and periodic reports, as well as specific requirements for new tanks, closure of old tanks and monitoring systems for all tanks. It is expected that cleanup of sites previously contaminated by underground tanks will occur for an unknown number of years. The Company cannot predict the cost of such cleanup.

In May 1987 the RWQCB issued the Company a cleanup and abatement order for gasoline contamination originating from an underground storage tank located at the Company's Mountain Empire Operation and Maintenance facility. SDG&E assessed the extent of the contamination, removed all contaminated soil and completed remediation of the site. Monitoring of the site confirms its remediation. The Company has applied for and is awaiting a site-closure letter from the RWQCB.

OTHER

Year 2000
A discussion of the Company's plans to prepare its computer systems and applications for the year 2000 and beyond is included in "Management's Discussion and Analysis of Financial Condition and
Results of Operations" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Wages
The utilities employ over 9,000 persons. Field, technical and most clerical employees at SoCalGas area are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement on wages, hours and working conditions remains in effect through March 31, 2000. Employees at SDG&E are represented by the Local 465 International Brotherhood of Electrical Workers with two labor agreements. The generation contract runs through February 28, 2001 and negotiations for the utility contract (transmission and distribution) are ongoing.

Employees of Registrant
As of December 31, 1998 the Company had 11,148 employees, compared to 11,387 at December 31, 1997. The employment level decreased due to synergies resulting from the Enova and Pacific Enterprises business combination.

ITEM 2. PROPERTIES

Electric Properties
The Company's generating capacity is described in "Electric
Resources" herein.

The Company's electric transmission and distribution facilities include substations, and overhead and underground lines.
Periodically various areas of the service territory require expansion to handle customer growth.

Natural Gas Properties
At December 31, 1998, the Company owned approximately 3,024 miles of transmission and storage pipeline, 50,955 miles of distribution pipeline and 49,520 miles of service piping. It also owned 12 transmission compressor stations and 6 underground storage reservoirs (with a combined working storage capacity of approximately 116 Bcf).

Other Properties
The 21-story corporate headquarters building at 101 Ash Street, San Diego, is occupied pursuant to a capital lease through the year
2005. The lease has four separate five-year renewal options.

Southern California Gas Tower, a wholly owned subsidiary of SoCalGas, has a 15-percent limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas leases approximately half of the building through the year 2011. The lease has six separate five-year renewal options.

SDG&E occupies an office complex at Century Park Court in San Diego pursuant to an operating lease ending in the year 2007. The lease can be renewed for two five-year periods.

The Company owns or leases other offices, operating and maintenance centers, shops, service facilities, and certain equipment necessary in the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters referred to in the financial statements incorporated by reference in Item 8 or referred to elsewhere in this Annual Report, neither Sempra Energy nor any of its subsidiaries is a party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 4. EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age*    Positions
---------------------------------------------------------------------
Richard D. Farman         63     Chairman and Chief Executive Officer

Stephen L. Baum           57     Vice Chairman, President and Chief
                                 Operating Officer

Donald E. Felsinger       51     Group President - Nonregulated
                                 Business Units

Warren I. Mitchell        61     Group President - Regulated
                                 Business Units

John R. Light             57     Executive Vice President and
                                 General Counsel

Neal E. Schmale           52     Executive Vice President and
                                 Chief Financial Officer

Jerry D. Florence         50     Senior Vice President - Corporate
                                 Communications

Frederick E. John         52     Senior Vice President - External
                                 Affairs

Margot A. Kyd             45     Senior Vice President and
                                 Chief Administrative Officer

Frank H. Ault             54     Vice President and Controller


* As of December 31, 1998.

Each Executive Officer has been an officer of the Company or one of its subsidiaries for more than five years, with the exception of Mssrs. Light, Schmale and Florence. Prior to joining the Company in 1998, Mr. Light was a partner in the law firm of Latham & Watkins. Prior to joining the Company in 1997, Mr. Schmale was Chief Financial Officer of Unocal Corporation. Prior to joining the Company in 1998, Mr. Florence held officer positions with Nissan North America, Inc. and Nissan Motor Corporation, U.S.A.


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Common stock of Sempra Energy is traded on the New York and Pacific stock exchanges. At February 28, 1999 there were approximately 100,000 holders of record of the Company's common stock. The quarterly common stock information required by Item 5 is included in the schedule of Quarterly Financial Data of the 1998 Annual Report to Shareholders, which is incorporated by reference.

Dividend Restrictions
At December 31, 1998, $699 million of the Company's retained earnings was available for future dividends due to the CPUC's regulation of the utilities' capital structure. Additional information is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1998 Annual Report to Shareholders, which is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA



(Dollars in millions)
                                      At December 31, or for the years then ended
                                    ------------------------------------------------
                                       1998      1997      1996      1995      1994
                                    --------   -------   -------   -------   -------
Income Statement Data:
   Revenues and other income        $ 5,525    $ 5,127   $ 4,524   $ 4,201   $ 4,539
   Operating income                 $   639    $   939   $   927   $   886   $   867
   Net income                       $   294    $   432   $   427   $   401   $   296

Balance Sheet Data:
   Total assets                     $10,456    $10,756   $ 9,762   $ 9,837   $ 9,931
   Long-term debt                   $ 2,795    $ 3,175   $ 2,704   $ 2,721   $ 2,889
   Short-term debt (a)              $   373    $   624   $   481   $   485   $   645
   Shareholders' equity             $ 2,913    $ 2,959   $ 2,930   $ 2,815   $ 2,684

Per Share Data
   Net income per common share:
         Basic                      $  1.24    $  1.83   $  1.77   $  1.67   $  1.23
         Diluted                    $  1.24    $  1.82   $  1.77   $  1.67   $  1.23
   Dividends declared
     Per common share               $  1.56    $  1.27   $  1.24   $  1.22   $  1.16
   Book value per common share      $ 12.29    $ 12.56   $ 12.21   $ 11.70   $ 11.18


(a) Includes bank and other notes payable, commercial paper borrowings and long-term debt due within one year.

This data should be read in conjunction with the Consolidated Financial Statements and notes to Consolidated Financial Statements contained in the 1998 Annual Report to Shareholders, which is incorporated by reference.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 21 through 36 of the 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from pages 34 through 35 and from Note 10 of the notes to Consolidated Financial Statements of the 1998 Annual Report to
Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 39 through 71 of the 1998 Annual Report to Shareholders. See Item 14 for a listing of financial statements included in the 1998 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 1999 annual meeting of shareholders. The information required on the Company's executive officers is set forth in Item 4 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Proxy Statement prepared for the May 1999 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 1999 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.



                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                   Annual Report*

Statement of Management Responsibility for
  Consolidated Financial Statements. . . . . . . . . . . 38

Independent Auditors' Report . . . . . . . . . . . . . . 38

Statements of Consolidated Income for the years
  ended December 31, 1998, 1997 and 1996 . . . . . . . . 39

Consolidated Balance Sheets at December 31,
  1998 and 1997. . . . . . . . . . . . . . . . . . . . . 40

Statements of Consolidated Cash Flows for the
  years ended December 31, 1998, 1997 and 1996 . . . . . 42

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . 44

Notes to Consolidated Financial Statements . . . . . . . 45

Quarterly Financial Data (Unaudited) . . . . . . . . . . 71

*Incorporated by reference from the indicated pages of the 1998
Annual Report to Shareholders.

2. Financial statement schedules

The following documents may be found in this report at the indicated page numbers.

Independent Auditors' Consent and
   Report on Schedule. . . . . . . . . . . . . . . . . . 27
Schedule I--Condensed Financial Information of Parent. . 28

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the notes to the Consolidated Financial Statements of the 1998 Annual Report to Shareholders.



3. Exhibits

See Exhibit Index on page 31 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 1998:

A Current Report on Form 8-K filed November 4, 1998 discussed the defeat of the Voter Initiative which sought to amend or repeal California electric industry restructuring legislation in various respects and announced the date of the 1999 Annual Meeting of Shareholders.

A Current Report on Form 8-K filed December 16, 1998 announced the execution of contracts for the sale of SDG&E's fossil-fueled power plants.

A Current Report on Form 8-K filed February 23, 1999 announced the agreement entered into by Sempra Energy and KN Energy, Inc. to merge the two companies.




INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement Number 333-51309 on Form S-3 and Registration Statement Number 333-56161 on Form S-8 of Sempra Energy of our report dated January 27, 1999, except for Note 16 as to which the date is February 22, 1999, incorporated by reference in the Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 1998.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Sempra Energy, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
San Diego, California
March 9, 1999





Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

SEMPRA ENERGY
Schedule 1
Condensed Financial Information of Parent


             Condensed Statement of Income
    (Dollars in millions, except per share amounts)

For the year ended December 31                       1998
                                                  ----------

Operating revenues and other income               $        -
Operating expenses, interest and income taxes             10
                                                  ----------
Loss before subsidiary earnings                          (10)
Subsidiary earnings                                      304
                                                  ----------
Earnings applicable to common shares              $      294
                                                  ==========
Average common shares outstanding (basic)            236,423
                                                  ----------
Average common shares outstanding (diluted)          237,124
                                                  ----------
Earnings per common share (basic)                 $     1.24
                                                  ----------
Earnings per common share (diluted)               $     1.24
                                                  ==========


                        Condensed Balance Sheet
                         (Dollars in millions)

Balance at December 31                               1998
                                                  ----------

Assets:
   Cash and temporary investments                 $       67
   Dividends receivable                                  100
   Other current assets                                  174
                                                  ----------
     Total current assets                                341
Investments in subsidiaries                            2,820
Deferred charges and other assets                        106
                                                  ----------
     Total Assets                                 $    3,267
                                                  ==========

Liabilities and Shareholders' Equity:
   Dividends payable                              $       93
   Other current liabilities                             221
                                                  ----------
     Total current liabilities                           314
Long-term liabilities                                     40
Common equity                                          2,913
                                                  ----------
     Total Liabilities and Shareholders' Equity   $    3,267
                                                  ==========




SEMPRA ENERGY
Schedule 1 (continued)
Condensed Financial Information of Parent


                   Condensed Statement of Cash Flows
                       (Dollars in millions)

For the year ended December 31                    1998
                                                ---------

Cash flows from operating activities            $      71
                                                ---------
Sale of common stock                                    4
Dividends paid                                        (94)
                                                ---------
Cash flows from financing activities                  (90)
                                                ---------
Expenditures for property, plant and equipment        (44)
Dividends received from subsidiaries                  130
                                                ---------
Cash flows from investing activities                   86
                                                ---------
Net cash flow                                          67
Cash and temporary investments,
   beginning of year                                   --
                                                ---------
Cash and temporary investments, end of year     $      67
                                                =========

Non cash dividends received from subsidiaries   $     597
                                                =========






                          SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              SEMPRA ENERGY

                          By:
                                /s/ Richard D. Farman             .
                              Richard D. Farman
                              Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



Name/Title                         Signature                Date

Principal Executive Officers:
Richard D. Farman
Chairman, Chief Executive
Officer                       /s/Richard D. Farman      March 2, 1999

Stephen L. Baum
Vice Chairman, President,
Chief Operating Officer       /s/Stephen L. Baum        March 2, 1999

Principal Financial Officer:
Neal E. Schmale
Executive Vice President,
Chief Financial Officer       /s/Neal E. Schmale        March 2, 1999

Principal Accounting Officer:
Frank H. Ault
Vice President, Controller    /s/Frank H. Ault          March 2, 1999

Directors:
Richard D. Farman
Chairman                      /s/Richard D. Farman      March 2, 1999

Stephen L. Baum
Vice Chairman                 /s/Stephen L. Baum        March 2, 1999

Hyla H. Bertea
Director                      /s/Hyla H. Bertea         March 2, 1999

Ann Burr
Director                      /s/Ann Burr               March 2, 1999

Herbert L. Carter
Director                      /s/Herbert L. Carter      March 2, 1999

Richard A. Collato
Director                      /s/Richard A. Collato     March 2, 1999

Daniel W. Derbes
Director                      /s/Daniel W. Derbes       March 2, 1999

Wilford D. Godbold, Jr.
Director                      /s/Wilford D. Godbold, Jr.March 2, 1999

Robert H. Goldsmith
Director                      /s/Robert H. Goldsmith    March 2, 1999

William D. Jones
Director                      /s/William D. Jones       March 2, 1999

Ignacio E. Lozano, Jr.
Director                      /s/Ignacio E. Lozano, Jr. March 2, 1999

Ralph R. Ocampo
Director                      /s/Ralph R. Ocampo        March 2, 1999

William G. Ouchi
Director                      /s/William G. Ouchi       March 2, 1999

Richard J. Stegemeier
Director                      /s/Richard J. Stegemeier  March 2, 1999

Thomas C. Stickel
Director                      /s/Thomas C. Stickel      March 2, 1999

Diana L. Walker
Director                      /s/Diana L. Walker        March 2, 1999




EXHIBIT INDEX

The Forms 8, 8-B/A, 8-K, S-4, 10-K and 10-Q referred to herein were filed under Commission File Number 1-40 (Pacific Enterprises), Commission File Number 1-3779 (San Diego Gas & Electric), Commission File Number 1-1402 (Southern California Gas Company), Commission File Number 1-11439 (Enova Corporation) and/or Commission File Number 333-30761 (SDG&E Funding LLC).

3.a The following exhibits relate to Sempra Energy and its subsidiaries

Exhibit 1 -- Underwriting Agreements

Enova Corporation and San Diego Gas & Electric Company (SDG&E)
--------------------------------------------------------------

1.01 Underwriting Agreement dated December 4, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 1.1)).

Exhibit 2 -- Plan of Acquisition, reorganization, arrangement, liquidation, or succession

Sempra Energy
-------------
2.01 Agreement and Plan of Merger (the "Merger Agreement"), dated as of February 20, 1999, among the Company, Cardinal Acquisition Corp., a California corporation, and KN Energy, Inc., a Kansas corporation ("KN"). (Incorporated by reference from Form 8-K filed by Sempra Energy filed on February 23, 1999.)

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws

Sempra Energy
-------------
3.01 Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998(Exhibit 3.2)) .

Articles of Incorporation

Sempra Energy
-------------

3.02 Amended and Restated Articles of Incorporation of Sempra Energy (Incorporated by reference to the Registration Statement on Form S-3 File
     No. 333-51309 dated April 29, 1998,  Exhibit 3.1).

Exhibit 4 -- Instruments Defining the Rights of Security Holders,
             Including Indentures

The Company agrees to furnish a copy of each such instrument to the Commission upon request.

Enova Corporation and San Diego Gas & Electric Company (SDG&E)
--------------------------------------------------------------

4.01 Mortgage and Deed of Trust dated July 1, 1940. (Incorporated by reference from SDG&E Registration No. 2-49810, Exhibit 2A.)

4.02  Second Supplemental Indenture dated as of March 1, 1948.
      (Incorporated by reference from SDG&E Registration No. 2-49810,
      Exhibit 2C.)

4.03  Ninth Supplemental Indenture dated as of August 1, 1968.
      (Incorporated by reference from SDG&E Registration No. 2-68420,
      Exhibit 2D.)

4.04  Tenth Supplemental Indenture dated as of December 1, 1968.
      (Incorporated by reference from SDG&E Registration No. 2-36042,
      Exhibit 2K.)

4.05  Sixteenth Supplemental Indenture dated August 28, 1975.
      (Incorporated by reference from SDG&E Registration No. 2-68420,
      Exhibit 2E.)

4.06  Thirtieth Supplemental Indenture dated September 28, 1983.
      (Incorporated by reference from SDG&E Registration No. 33-34017,
      Exhibit 4.3.)

Pacific Enterprises
-------------------

4.07  Rights Agreement dated as of March 7, 1990 between Pacific
      Enterprises and Security Pacific National Bank, as Rights Agent (Pacific Enterprises September 25, 1992 Form 8-K; Exhibit 4).

Pacific Enterprises/Southern California Gas
-------------------------------------------

4.09 First Mortgage Indenture of Southern California Gas Company to American Trust Company dated as of October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940; Exhibit B-4).

4.10 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of July 1, 1947 (Registration Statement No. 2-7072 filed by Southern California Gas Company on March 15, 1947; Exhibit B-5).

4.11 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955 (Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955;
      Exhibit 4.07).

4.12 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956;
      Exhibit 2.08).

4.13 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972 (Registration Statement No. 2-59832 filed by Southern California Gas Company on September 6, 1977; Exhibit 2.19).

4.14 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976 (Registration Statement No. 2-56034 filed by Southern California Gas Company on April 14, 1976; Exhibit 2.20).

4.15 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981 (Pacific Enterprises 1981 Form 10-K; Exhibit 4.25).

4.16 Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern California Gas Company 1984 Form 10-K; Exhibit 4.29).

4.17 Supplemental Indenture of Southern California Gas Company to Bankers Trust Company of California, N.A., successor to Wells Fargo Bank, National Association dated as of January 15, 1988
      (Pacific Enterprises 1987 Form 10-K; Exhibit 4.11).

4.18 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. dated as of August 15, 1992 (Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992; Exhibit 4.37).


Exhibit 10 -- Material Contracts (Previously filed exhibits are incorporated by reference from Forms 8-K, S-4, 10-K or 10-Q as referenced below).

Sempra Energy
-------------

10.01 Amendment to Employment Agreement, effective December 1, 1998. (Employment agreement, dated as of October 12, 1996 between Mineral Energy Company and Stephen L. Baum (Enova 8-K filed October 15,1996, Exhibit 10.2))

10.02 Amendment to Employment Agreement effective December 1, 1998. (Employment contract dated as of October 12, 1996 between Mineral Energy Company and Richard D. Farman (Enova 8-K filed October 15, 1996, Exhibit 10.3)).

10.03 Amendment to Employment Agreement effective December 1, 1998. (Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Donald E. Felsinger (Enova 8-K filed October 15, 1996, Exhibit 10.4)).

10.04 Amendment to Employment Agreement effective December 1, 1998. (Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Warren I. Mitchell (Enova 8-K filed October 15, 1996, Exhibit 10.5)).

Enova Corporation and San Diego Gas & Electric Company (SDG&E)
--------------------------------------------------------------

10.05 Transition Property Purchase and Sale Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.1)).

10.06 Transition Property Servicing Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.2)).

Pacific Enterprises
--------------------
10.07 Form of Indemnification Agreement between Pacific Enterprises and each of its directors and officers (Pacific Enterprises 1992 Form 10-K Exhibit 10.07).

10.08  Operating Agreement of Mineral JV, LLC, dated as of
       January 13, 1997 (Registration Statement No. 333-21229 filed by Mineral Energy Company on February 5, 1997, Exhibit 10.5).

Compensation

Sempra Energy
-------------
10.09 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998

10.10 Sempra Energy Deferred Compensation Agreement for Directors effective June 1, 1998.

10.11  Sempra Energy Executive Incentive Plan effective June 1, 1998

10.12 Sempra Energy Executive Deferred Compensation Agreement effective June 1, 1998

10.13  Sempra Energy Retirement Plan for Directors effective June 1, 1998

10.14 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.1)).

10.15 Sempra Energy 1998 Non-Employee Directors' Stock Plan.(Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998(Exhibit 4.2)).

10.16 Enova Corporation 1986 Long-Term Incentive Plan amended and restated as the Sempra Energy 1986 Long-Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161(Exhibit 4.3)).

10.17 Pacific Lighting Corporation Stock Incentive Plan (amended and restated as the Sempra Energy Stock Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161(Exhibit 4.4)).

10.18 Pacific Enterprises Employee Stock Option Plan (amended and restated as the Sempra Energy Employee Stock Option Plan Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161(Exhibit 4.5)).

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.19  Form of Amendment to San Diego Gas & Electric Company
       Deferred Compensation Agreements for Officers #1 and #3 (1996 Form 10-K Exhibit 10.6).

10.20 Form of Enova Corporation 1998 Deferred Compensation Agreement for Officers #1 (1998 compensation, 1998 bonus) (1997 Enova Form 10-K Exhibit 10.15).

10.21 Form of Enova Corporation 1997 Deferred Compensation Agreement for Officers #1 (1997 compensation, 1998 bonus) (1996 Form 10-K
       Exhibit 10.7).

10.22  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #1 (1996 compensation,
       1997 bonus)(1995 SDG&E Form 10-K Exhibit 10.1).

10.23  Form of Enova Corporation 1998 Deferred Compensation
       Agreement for Officers #3. (1997 Enova Form 10-K
       Exhibit 10.12).

10.24  Form of Enova Corporation 1997 Deferred Compensation
       Agreement for Officers #3 (1997 compensation, 1998 bonus)(1996 Form 10-K Exhibit 10.10).

10.25  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #3 (1996 compensation,
       1997 bonus)(1995 SDG&E Form 10-K Exhibit 10.3).

10.26  Form of Enova Corporation 1998 Deferred Compensation
       Agreement for Nonemployee Directors. (1997 Enova
       Form 10-K Exhibit 10.16).

10.27  Form of Enova Corporation 1997 Deferred Compensation
       Agreement for Nonemployee Directors (1996 Form 10-K Exhibit
       10.13).

10.28  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Nonemployee Directors (1996 compensation)(1995 SDG&E Form 10-K Exhibit 10.5).

10.29  Form of Enova Corporation 1986 Long-Term Incentive Plan
       1997 restricted stock award agreement. (1997 Enova
       Form 10-K Exhibit 10.18).

10.30  Form of Enova Corporation 1986 Long-Term Incentive Plan
       1996 restricted stock award agreement (1996 Form 10-K
       Exhibit 10.16).

10.31  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1995 restricted stock award agreement
       (1995 SDG&E Form 10-K Exhibit 10.7).

10.32  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan Special 1995 restricted stock award agreement (1995 SDG&E Form 10-K Exhibit 10.8).

10.33  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1994 restricted stock award agreement two-year vesting (1995 SDG&E Form 10-K Exhibit 10.9).

10.34  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1994 restricted stock award agreement
       (1994 SDG&E Form 10-K Exhibit 10.4).

10.35 Amended 1986 Long-Term Incentive Plan, amended and restated effective April 25, 1995 (SDG&E's Amendment No. 2 to
       Form S-4 filed February 28, 1995).

10.36  Amended 1986 Long-Term Incentive Plan, Restatement as of
       October 25, 1993 (1993 SDG&E Form 10-K Exhibit 10.6).

10.37  San Diego Gas & Electric Company Severance Plan effective
       October 22, 1996 (1996 Form 10-K Exhibit 10.24).

10.38 San Diego Gas & Electric Company Severance Plan effective on the date of the Enova Corporation -- Pacific Enterprises business combination (1996 Form 10-K Exhibit 10.25).

10.39  San Diego Gas & Electric Company Retirement Plan for
       Directors, restated as of October 24, 1994 (1994 SDG&E
       Form 10-K Exhibit 10.5).

10.40  Executive Incentive Plan dated April 23, 1985 (1991 SDG&E
       Form 10-K Exhibit 10.39).

10.41  Employment agreement between San Diego Gas & Electric
       Company and Thomas A. Page, dated June 15, 1988 (1988 SDG&E Form 10-K Exhibit 10E).

10.42 Supplemental Pension Agreement with Thomas A. Page, dated as of April 3, 1978 (1988 SDG&E Form 10-K Exhibit 10V).

10.43  Supplemental Executive Retirement Plan restated as of
       July 1, 1994 (1994 SDG&E Form 10-K Exhibit 10.14).

Pacific Enterprises/Southern California Gas Company
---------------------------------------------------

10.44 Restatement and Amendment of Pacific Enterprises 1979 Stock Option Plan (Registration Statement No. 2-66833 filed by Pacific Lighting Corporation on March 5, 1980, Exhibit 1.1).

10.45 Pacific Enterprises Supplemental Medical Reimbursement Plan for Senior Officers (Pacific Lighting Corporation 1980 Form 10-K
       Exhibit 10.24).

10.46 Pacific Enterprises Financial Services Program for Senior Officers (Pacific Lighting Corporation 1980 Form 10-K Exhibit 10.25).

10.47 Pacific Enterprises Supplemental Retirement and Survivor Plan (Pacific Lighting Corporation 1984 Form 10-K Exhibit 10.36).

10.48  Pacific Enterprises Stock Payment
       Plan (Pacific Lighting Corporation 1984 Form 10-K Exhibit 10.37).

10.49  Pacific Enterprises Pension Restoration
       Plan (Pacific Lighting Corporation 1980 Form 10-K Exhibit 10.28).

10.50 Southern California Gas Company Pension Restoration Plan For Certain Management Employees (Pacific Lighting Corporation 1980 Form 10-K Exhibit 10.29).

10.51  Pacific Enterprises Executive Incentive
       Plan (Pacific Enterprises 1987 Form 10-K; Exhibit 10.13).

10.52  Pacific Enterprises Deferred Compensation
       Plan for Key Management Employees (Pacific Lighting
       Corporation 1985 Form 10-K Exhibit 10.41).

10.53 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992.
       (Pacific Enterprises 1992 Form 10-K Exhibit 10.18).

10.54  Pacific Enterprises Stock Incentive Plan
       (Registration Statement No. 33-21908 filed by Pacific Enterprises on May 17, 1988 Exhibit 4.01).

10.55  Pacific Enterprises Retirement Plan for
       Directors (Pacific Enterprises 1992 Form 10-K Exhibit 10.20).

10.56  Pacific Enterprises Director's Deferred
       Compensation Plan (Pacific Enterprises 1992 Form 10-K; Exhibit 10.21).

10.57  Amended and Restated Pacific Enterprises Employee
       Stock Option Plan (as of March 4, 1997)
       (Pacific Enterprises 1996 Form 10-K Exhibit 10.17).

10.58  Form of Severance Agreement
       (Pacific Enterprises 1996 Form 10-K Exhibit 10.18).

10.59  Form of Incentive Bonus Agreement
       (Pacific Enterprises 1996 Form 10-K Exhibit 10.19).

Southern California Gas Company
-------------------------------

10.60 Southern California Gas Company Retirement Savings Plan, as amended and restated as of August 30, 1988 (Registration Statement No. 33-6357 filed by Pacific Enterprises on December 30, 1988; Exhibit 28.02).

10.61 Southern California Gas Company Statement of Life Insurance, Disability Benefit and Pension Plans, as amended and restated as of January 1, 1985 (Southern California Gas Company 1984 Form 10-K; Exhibit 10.27).

10.62 Master Affiliate Service Agreement dated as of September 1, 1996 between Southern California Gas Company and Pacific Enterprises Energy Services, as amended (Southern California Gas Company 1996 Form 10-K;
       Exhibit 10.11).

Financing

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.63 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of October 1, 1997.(Enova 1997 Form 10-K
       Exhibit 10.34).

10.64 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (1996 Form 10-K Exhibit
       10.31).


10.65 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996 (1996 Form 10-K
       Exhibit 10.32).

10.66 Loan agreement with City of San Diego in connection with the issuance of $16.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.2).

10.67 Loan agreement with City of San Diego in connection with the issuance of $57.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.3).

10.68 Loan agreement with the City of San Diego in connection with the issuance of $92.9 million of Industrial Development
       Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.2).

10.69 Loan agreement with the City of San Diego in connection with the issuance of $70.8 million of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q Exhibit 10.3).

10.70 Loan agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development
       Bonds dated as of September 1, 1992 (Sept. 30, 1992 SDG&E
       Form 10-Q Exhibit 10.1).

10.71 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K
       Exhibit 10.5).

10.72 Loan agreement with the City of San Diego in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of September 1, 1987 (1992 SDG&E Form 10-K
       Exhibit 10.6).

10.73 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996
       (1996 Form 10-K Exhibit 10.41).

10.74  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.1).

10.75 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).



Natural Gas Commodity, Transportation and Storage

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.76  Third Amending Agreement, dated November 1, 1997 between
       Husky Oil Operations Limited and San Diego Gas & Electric
       Company.(1997 Enova Corporation Form 10-K Exhibit 10.50).

10.77  Second Amending Agreement, dated January 1, 1997 between
       Husky Oil Operations Limited and San Diego Gas & Electric
       Company. (1997 Enova Corporation Form 10-K Exhibit 10.51).

10.78  Amending Agreement dated November 1, 1994 between Husky
       Oil Operations Limited and San Diego Gas & Electric Company. (1997 Enova Corporation Form 10-K Exhibit 10.52).

10.79  Gas Purchase Agreement, dated March 12, 1991 between Husky
       Oil Operations Limited and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.1).

10.80  Gas Purchase Agreement, dated March 12, 1991 between
       Canadian Hunter Marketing Limited and San Diego Gas &
       Electric Company (1991 SDG&E Form 10-K Exhibit 10.2).

10.81  Gas Purchase Agreement, dated March 12, 1991 between Bow
       Valley Industries Limited and San Diego Gas & Electric
       Company (1991 SDG&E Form 10-K Exhibit 10.3).

10.82 Gas Purchase Agreement, dated March 12, 1991 between Summit Resources Limited and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.4).

10.83 Service Agreement Applicable to Firm Transportation Service under Rate Schedule FS-1, dated May 31, 1991 between Alberta Natural Gas Company Ltd. and San Diego Gas & Electric
       Company (1991 SDG&E Form 10-K Exhibit 10.5).

10.84  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company. (1997 Enova Corporation Form 10-K Exhibit 10.58).

10.85  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.86 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company. (1997 Enova Corporation
       Form 10-K Exhibit 10.60)



Nuclear

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.87 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

10.88 Fuel Lease dated as of September 8, 1983 between SONGS Fuel Company, as Lessor and San Diego Gas & Electric Company, as Lessee, and Amendment No. 1 to Fuel Lease, dated September 14, 1984 and Amendment No. 2 to Fuel Lease, dated March 2, 1987 (1992 SDG&E Form 10-K Exhibit 10.11).

10.89  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.7).

10.90 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.89 herein)(1994 SDG&E Form 10-K Exhibit 10.56).

10.91  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.89 herein)(1994 SDG&E Form 10-K Exhibit 10.57).

10.92 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.89 herein)(1996 Form 10-K Exhibit 10.59).

10.93 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.89 herein)(1996 Form 10-K Exhibit 10.60).

10.94 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.8).

10.95 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.94 herein)(1996 Form 10-K Exhibit 10.62).

10.96 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.94 herein)(1996 Form 10-K Exhibit 10.63).

10.97  Second Amended San Onofre Agreement among Southern
       California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K Exhibit 10.6).

10.98 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K Exhibit 10N).

Purchased Power

10.99 Public Service Company of New Mexico and San Diego Gas & Electric Company 1988-2001 100 mw System Power Agreement dated November 4, 1985 and Letter of Agreement dated April 28, 1986, June 4, 1986 and June 18, 1986 (1988 SDG&E
       Form 10-K Exhibit 10H).

10.100 San Diego Gas & Electric Company and Portland General
       Electric Company Long-Term Power Sale and Transmission
       Service agreements dated November 5, 1985 (1988 SDG&E Form
       10-K Exhibit 10I).

Other

10.101 U. S. Navy contract for electric service, Contract
       N62474-70-C-1200-P00414, dated September 29, 1988 (1988 SDG&E
       Form 10-K Exhibit 10C).

10.102 Lease agreement dated as of March 25, 1992 with American
       National Insurance Company as lessor of an office complex at Century Park (1994 SDG&E Form 10-K Exhibit 10.70).

10.103 Lease agreement dated as of June 15, 1978 with Lloyds Bank
       California, as owner-trustee and lessor - Exhibit B to financing agreement of SDG&E's Encina Unit 5 equipment trust (1988 SDG&E Form 10-K Exhibit 10W).

10.104 Amendment to Lease agreement dated as of July 1, 1993 with Sanwa Bank California, as owner-trustee and lessor - Exhibit B to secured loan agreement of SDG&E's Encina Unit 5 equipment trust (See Exhibit 10.103 herein)(1994 SDG&E Form 10-K Exhibit 10.72).

10.105 Lease agreement dated as of July 14, 1975 with New England
       Mutual Life Insurance Company, as lessor (1991 SDG&E Form 10-K
       Exhibit 10.42).

10.106 Assignment of Lease agreement dated as of November 19, 1993 to Shapery Developers as lessor by New England Mutual
       Life Insurance Company (See Exhibit 10.105 herein)(1994 SDG&E Form 10-K Exhibit 10.74).

Exhibit 11 -- Statement re: Computation Of Per Share Earnings

11.01 Sempra Energy Computation of Earnings per Share (see Consolidated Statements of Income and Note 12 of the notes to Consolidated Financial Statements contained in Exhibit 13.01).

Exhibit 12 -- Statement re: Computation Of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 1998, 1997, 1996, 1995 and 1994.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 1998 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries
       See Notes 1 and 3 of notes to consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Exhibit 13.01

Exhibit 23 -- Independent Auditors' Consent, page 27.

Exhibit 27 -- Financial Data Schedules

27.01  Financial Data Schedule for the year ended December 31, 1998.





GLOSSARY


AB 1890 Assembly Bill 1890 - California's electric restructuring law

AFUDC                   Allowance for Funds Used During
                        Construction

APCD                    Air Pollution Control District

BCAP                    Biennial Cost Allocation Proceeding

Bcf                     One Billion Cubic Feet (of natural gas)

BRPU                    Biennial Resource Plan Update

BTU                     British Thermal Unit

CEC                     California Energy Commission

CFE                     Comision Federal de Electricidad

CPUC                    California Public Utilities Commission

CTC                     Competition Transition Charge

DOE                     Department of Energy

DGN                     Distribuidora de Gas Natural

DTSC                    Department of Toxic Substances Control

Edison                  Southern California Edison Company

EMF                     Electric and Magnetic Fields

Enova                   Enova Corporation and its wholly owned
                        subsidiaries

EOR                     Enhanced Oil Recovery

EPS                     Earnings Per Share

ESOP                    Employee Stock Ownership Plan

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

GCIM                    Gas Cost Incentive Mechanism

GRC                     General Rate Case

IDBs                    Industrial Development Bonds

IOUs                    Investor-Owned Utilities

ISO                     Independent System Operator

IT                      Information Technology

Kv                      Kilovolt

Kwhr                    Kilowatt Hour

LG&E                    Louisville Gas & Electric Power Marketing

Mcf                     Thousand Cubic Feet (of natural gas)

Mmcfd                   Million Cubic Feet (of natural gas) per day

Mw                      Megawatt

NPDES                   National Pollutant Discharge Elimination
                        System

NRC                     Nuclear Regulatory Commission

ORA                     Office of Ratepayer Advocates

OTC                     Over The Counter

PBR                     Performance-Based Ratemaking

PCB                     Polychlorinated Biphenyl

PE                      Pacific Enterprises

PG&E                    Pacific Gas and Electric Company

PGE                     Portland General Electric Company

PNM                     Public Service Company of New Mexico

PX                      Power Exchange

QF                      Qualifying Facility

ROE                     Return on Equity

ROR                     Rate of Return

RWQCB                   Regional Water Quality Control Board

SDG&E                   San Diego Gas & Electric Company

SEC                     Securities and Exchange Commission

SEF                     Sempra Energy Financial

SEI                     Sempra Energy International

SER                     Sempra Energy Resources

SES                     Sempra Energy Solutions

SET                     Sempra Energy Trading

SEUV                    Sempra Energy Utility Ventures

SFAS                    Statement of Financial Accounting Standards

SoCalGas                Southern California Gas Company

SONGS                   San Onofre Nuclear Generating Station

Southwest Powerlink     A transmission line connecting San Diego to
                        Phoenix and intermediate points

SWRCB                   State Water Resources Control Board

UEG                     Utility electric generation

VaR                     Value at Risk

WSPP                    Western Systems Power Pool





40