Form 10-Q
period 1999-06-30
SEMPRA ENERGY
filed 1999-08-13
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1999
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on July 31, 1999:      240,342,064
                                              ---------------------


PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          SEMPRA ENERGY
           STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
          (Dollars in millions, except per share amounts)
                                                Three Months Ended
                                                     June 30,
                                                  ---------------
                                                   1999     1998
                                                  ------   ------
Revenues and Other Income:
Utility revenues:
  Natural gas                                     $ 706    $ 654
  Electric                                          646      476
Other operating revenues                            159       87
Other income                                          6        4
                                                  ------   ------
  Total                                           1,517    1,221
                                                  ------   ------

Expenses:
  Cost of natural gas distributed                   275      189
  Purchased power - net                              88       62
  Electric fuel                                      21       36
  Operating expenses                                485      523
  Depreciation and amortization                     467      276
  Franchise payments and other taxes                 41       47
  Preferred dividends of subsidiaries                 3        2
                                                  ------   ------
  Total                                           1,380    1,135
                                                  ------   ------
Income Before Interest and Income Taxes             137       86
Interest                                             54       48
                                                  ------   ------
Income Before Income Taxes                           83       38
Income Taxes                                          1        7
                                                  ------   ------
Net Income                                        $  82    $  31
                                                  ======   ======
Net Income Per Share of Common Stock (Basic)      $0.35    $0.13
                                                  ======   ======
Net Income Per Share of Common Stock (Diluted)    $0.35    $0.13
                                                  ======   ======
Common Dividends Declared Per Share               $0.39    $0.46
                                                  ======   ======

See notes to Consolidated Financial Statements.


                          SEMPRA ENERGY
           STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
          (Dollars in millions, except per share amounts)
                                                 Six Months Ended
                                                     June 30,
                                                  ---------------
                                                   1999     1998
                                                  ------   ------
Revenues and Other Income:
Utility revenues:
  Natural gas                                    $1,404   $1,415
  Electric                                        1,006      973
Other operating revenues                            270      164
Other income                                         28       19
                                                  ------   ------
  Total                                           2,708    2,571
                                                  ------   ------

Expenses:
  Cost of natural gas distributed                   566      519
  Purchased power - net                             154      158
  Electric fuel                                      57       67
  Operating expenses                                873      900
  Depreciation and amortization                     609      551
  Franchise payments and other taxes                 86       98
  Preferred dividends of subsidiaries                 6        6
                                                  ------   ------
  Total                                           2,351    2,299
                                                  ------   ------
Income Before Interest and Income Taxes             357      272
Interest                                            112      103
                                                  ------   ------
Income Before Income Taxes                          245      169
Income Taxes                                         64       51
                                                  ------   ------
Net Income                                        $ 181    $ 118
                                                  ======   ======
Net Income Per Share of Common Stock (Basic)      $0.76    $0.50
                                                  ======   ======
Net Income Per Share of Common Stock (Diluted)    $0.76    $0.50
                                                  ======   ======
Common Dividends Declared Per Share               $0.78    $0.78
                                                  ======   ======


See notes to Consolidated Financial Statements.





                            SEMPRA ENERGY
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in millions)
                                                       Balance at
                                                 ------------------------
                                                  June 30,   December 31,
                                                    1999         1998
                                                 (Unaudited)
                                                 -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $   656       $  424
  Accounts receivable - trade                         386          586
  Accounts and notes receivable - other               129          159
  Deferred income taxes                               111           93
  Energy trading assets                             1,066          906
  Inventories                                          68          151
  Other                                               196          139
                                              ----------------------------
     Total current assets                           2,612        2,458
                                              ----------------------------
Investments and other assets:
  Regulatory assets                                   695        1,056
  Nuclear-decommissioning trusts                      507          494
  Investments                                       1,059          548
  Other assets                                        559          459
                                              ----------------------------
     Total investments and other assets             2,820        2,557
                                              ----------------------------
Property, plant and equipment:
  Property, plant and equipment                    10,795       11,235
  Less accumulated depreciation and amortization   (5,521)      (5,794)
                                              ----------------------------
     Total property, plant and equipment - net      5,274        5,441
                                               ---------------------------
     Total assets                                 $10,706      $10,456
                                               ===========================
See notes to Consolidated Financial Statements.


                           SEMPRA ENERGY
                    CONSOLIDATED BALANCE SHEETS
                       (Dollars in millions)
                                                        Balance at
                                                 ------------------------
                                                   June 30,  December 31,
                                                     1999        1998
                                                  (Unaudited)
                                                  ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $    --      $    43
  Accounts payable - trade                            647          702
  Energy trading liabilities                          858          805
  Dividends and interest payable                      164          168
  Regulatory balancing accounts - net                 506          120
  Long-term debt due within one year                  334          330
  Other                                               239          298
                                               ---------------------------
     Total current liabilities                      2,748        2,466
                                               ---------------------------
Long-term debt                                      2,889        2,795
                                               ---------------------------
Deferred credits and other liabilities:
  Customer advances for construction                   74           72
  Post-retirement benefits other than pensions        234          240
  Deferred income taxes                               540          634
  Deferred investment tax credits                     111          147
  Deferred credits and other liabilities              997          985
                                               ---------------------------
    Total deferred credits and other liabilities    1,956        2,078
                                               ---------------------------
Preferred stock of subsidiaries                       204          204
                                               ---------------------------
Commitments and contingent liabilities (Note 3)

Shareholders' Equity:
  Common Stock                                      1,885        1,883
  Retained earnings                                 1,069        1,075
  Deferred compensation relating to
    Employee Stock Ownership Plan                     (45)         (45)
                                               ---------------------------
     Total shareholders' equity                     2,909        2,913
                                               ---------------------------
     Total liabilities and shareholders' equity   $10,706      $10,456
                                               ===========================

See notes to Consolidated Financial Statements.

                            SEMPRA ENERGY
       CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                        (Dollars in millions)
                                                           Six Months Ended June 30,
                                                           ------------------------
                                                             1999             1998
                                                           -------          -------
Cash Flows From Operating Activities:
Net income                                                  $ 181           $ 118
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            609             551
     Portion of depreciation arising from
       sales of generating plants                            (295)             --
     Application of balancing accounts to stranded costs      (62)            (86)
     Deferred income taxes                                    (83)            (47)
     Non-cash rate reduction bond revenue                     (62)            (40)
     Other - net                                              (35)             42
     Net changes in other working capital components          462             292
                                                          -------------------------
       Net cash provided by operating activities              715             830
                                                          -------------------------
Cash Flows From Investing Activities:
  Net proceeds from sale of generating plants                 454              --
  Expenditures for property, plant and equipment             (194)           (184)
  Investment in Chilquinta Energia                           (420)             --
  Other                                                      (156)           (177)
                                                          -------------------------
     Net cash used in investing activities                   (316)           (361)
                                                          -------------------------
Cash Flows From Financing Activities:
  Common stock dividends                                     (187)           (230)
  Sale of common stock                                          2              28
  Repurchase of common stock                                   --              (1)
  Redemption of preferred stock                                --             (75)
  Issuance of long-term debt                                  189              75
  Payment on long-term debt                                  (128)           (376)
  Decrease in short-term debt - net                           (43)           (297)
                                                          -------------------------
     Net cash used in financing activities                   (167)           (876)
                                                          -------------------------
Increase (decrease) in Cash and Cash Equivalents              232            (407)
Cash and Cash Equivalents, January 1                          424             814
                                                           ------------------------
Cash and Cash Equivalents, June 30                         $  656           $ 407
                                                           ========================
Supplemental Disclosure of Cash Flow Information:
  Interest payments (net of amounts capitalized)            $ 115           $ 113
                                                           ========================
  Income tax payments (net of refunds)                      $ 147           $ 202
                                                           ========================
  Real estate investments acquired                          $  37           $  35
  Cash paid                                                    (3)             (5)
                                                           ------------------------
  Liabilities assumed                                       $  34           $  30
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

The accompanying Consolidated Financial Statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal recurring nature. Certain changes in classification have been made to prior presentations to conform to the current financial statement presentation.

The Company's significant accounting policies, as well as those of its subsidiaries, are described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. The same accounting policies are followed for interim reporting purposes.

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report and its Quarterly Report on Form 10-Q for the three months ended March 31, 1999. The Company's 1998 Annual Report includes the Consolidated Financial Statements and notes thereto, and "Management's Discussion & Analysis of Financial
Condition and Results of Operations."

SDG&E and SoCalGas have been accounting for the economic effects of regulation on all utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), as described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. In conformity with generally accepted accounting principles for regulated enterprises and the policies of the California Public Utilities Commission (CPUC), SDG&E has ceased the application of SFAS No. 71 to its generation business, in accordance with the conclusion of the Financial Accounting Standards Board that the application of SFAS No. 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be subject to cost-based regulation. The discontinuance of SFAS No. 71 did not result in a write-off of SDG&E's generation assets, since the CPUC approved the recovery of the stranded costs related to these assets by the distribution portion of its business. (See further discussion in Note 3.)


2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova, the parent corporation of San Diego Gas & Electric, and PE, the parent corporation of the Southern California Gas Company, completed a business combination in which the companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual Report.

KN Energy

On February 22, 1999, Sempra Energy and KN Energy, Inc. (KN Energy) announced that their respective boards of directors had approved Sempra Energy's acquisition of KN Energy, subject to approval by the shareholders of both companies and by various federal and state regulatory agencies. On June 21, 1999, Sempra Energy and KN Energy announced that they had agreed to terminate the proposed acquisition.

Expenses incurred in connection with the above matters were $12.8 million, after tax, and $62 million, after tax, for the six-month periods ended June 30, 1999 and 1998, respectively, of which $12.3 million, after tax, and $61 million, after tax, respectively, occurred during the three months ended June 30, 1999 and 1998.

Chilquinta Energia S.A.

On June 10, 1999, the international subsidiaries of Sempra Energy and Public Service Enterprise Group (PSEG) announced the finalization of the joint purchase (on a 50/50 basis) of Chilquinta Energia S.A. (Energia) from parent company Chilquinta S.A. for $840 million. Sempra Energy and PSEG completed the acquisition of 90 percent of Energia and will tender for the remaining 10 percent later this year. Sempra Energy contributed cash of $260 million for the purchase of stock and refinanced $160 million of Energia's long-term debt outstanding. Sempra and PSEG have made an open market tender offer for up to 25% of the outstanding shares of Luz Del Sur in which the companies, through Energia, already own a minority stake. The offer is expected to close on September 9, 1999. The offer is not being made in the United States or to shareholders resident in the United States.


3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996, the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision that restructures the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. The California investor-owned electric utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. SDG&E's obligation to bid into and purchase from the PX after the conclusion of the rate freeze continues during the interim post rate freeze period (discussed below). An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which energy source the customer chooses. Purchases from the PX/ISO are included in purchased-power expenses and PX/ISO power revenues have been netted therein on the Statements of Consolidated Income as presented. Revenues from the PX/ISO reflect sales at market prices of energy from SDG&E's power plants and from long-term purchased-power contracts to the PX/ISO commencing April 1, 1998.

As discussed in the notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report, the IOUs have been given a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. In June 1999, SDG&E completed the recovery of its stranded costs, other than the above-market portion of qualifying facilities and other purchased-power contracts that were in effect at December 31, 1995. These costs will continue to be collected in rates. Recovery of the stranded costs were effected by, among other things, the sale of SDG&E's fossil power plants and combustion turbines. During the quarter ended June 30, 1999, these sales were completed for total net proceeds of $454 million. The South Bay Power Plant sale to the San Diego Unified Port District for $110 million was completed on April 23, 1999. Duke South Bay, a subsidiary of Duke Energy Power Services, will manage the plant for the Port District. The sale of Encina Power Plant and 17 combustion-turbine generators to Dynegy Inc. and NRG Energy Inc. for $356 million was completed on May 21, 1999. SDG&E will operate and maintain both facilities for the new owners for the next two years.

Stranded costs included the cost of the San Onofre Nuclear Generating Station (SONGS) as of December 31, 1995. SDG&E retains ownership of its 20-percent interest in SONGS. Subsequent SONGS costs are recoverable only from the sales of power produced therefrom, at rates previously fixed by the CPUC through December 31, 2002 and as determined by the market thereafter.

AB 1890 required a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997, $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electric bills. In 1997, SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to revenue streams collected from such customers. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.

AB 1890 includes a rate freeze for all customers. Beginning in 1998, system-average rates were fixed at 9.43 cents per kwh. The rate freeze would have stayed in place until January 1, 2002, however, in connection with completion of SDG&E's stranded cost recovery (described above), SDG&E filed with the CPUC for an interim mechanism to deal with electric rates after the end of the rate freeze. SDG&E is requesting authority to reduce base rates (the portion of the rate that SDG&E controls) to all electric customers. If approved, base electric rates will decrease beyond the original 10-percent rate reduction described above. The portion of the electric rate representing the commodity cost is simply passed through to customers and will fluctuate with the price of electricity from the PX. Except for the interim protection mechanism described below, customers will no longer be protected from commodity price spikes.

In April 1999, SDG&E filed an all-party settlement (including energy service providers, the CPUC's Office of Ratepayer Advocates (ORA), and the Utility Consumers Action Network (UCAN)) detailing proposed implementation plans for lifting the rate freeze. Included in the settlement is an interim customer-protection mechanism for residential and small commercial customers that would temporarily cap rates between July 1999 and September 1999, regardless of how high the PX price moves during that period. Any resulting undercollection would be recovered through a balancing account mechanism for a period of up to nine months subsequent to September 30, 1999. A CPUC decision adopting the all-party settlement was issued in May 1999 and became effective July 1, 1999. The interim rate-freeze period runs until the CPUC issues its decision on the pending legal and policy issues of ending the rate freeze. This decision is expected in January 2000.

Thus far, electric-industry deregulation has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 1999, the CPUC will be conducting a rulemaking, one objective of which may be to develop a coordinated proposal for the state legislature regarding how various distribution competition issues should be addressed. The Company will actively participate in this effort.

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

CANADIAN NATURAL GAS

SDG&E has been involved in negotiations and litigation with four Canadian suppliers concerning contract terms and prices. SDG&E has settled with all of the suppliers. One of the four is delivering natural gas under the terms of the settlement agreement through 2003; the other three have ceased deliveries and the contracts were terminated. Although these contracts were intended to supply SDG&E to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the transport of replacement natural gas and the release of a portion of this capacity to third parties.

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

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the six-month periods ended June 30, 1999 and 1998 was equal to net income.


5. SEGMENT INFORMATION

The Company, primarily an energy-services company, has three separately managed reportable segments comprised of SDG&E, SoCalGas and Sempra Energy Trading (SET). The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report, SDG&E provides electric and natural gas service to San Diego and southern Orange counties. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut and is engaged in the wholesale trading and marketing of natural gas, power and petroleum in the U.S. and in other countries. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report, and segment performance is evaluated by management based on reported net income. Intersegment transactions generally are recorded the same as sales or transactions with third parties. Utility transactions are primarily based on rates set by the CPUC and FERC. There were no significant changes in segment assets for the six months ended June 30, 1999, except as described in Note 3 regarding the sale of the Company's power plants. Segment information of SoCalGas and SDG&E is provided in the Quarterly Report on Form 10-Q for the six-month period ended June 30, 1999 of each of these companies.

---------------------------------------------------------------------
                              Three months ended     Six months ended
                                   June 30,              June 30,
                             ----------------------------------------
(Dollars in millions)          1999       1998      1999       1998
---------------------------------------------------------------------
Operating Revenues:
  San Diego Gas & Electric     $  740    $  569     $1,201    $1,175
  Southern California Gas         624       578      1,231     1,242
  Sempra Energy Trading           109        24        182        33
  Intersegment revenues            (9)      (15)       (23)      (26)
  All other                        53        65        117       147
                             ----------------------------------------
    Total                      $1,517    $1,221     $2,708    $2,571
                             ----------------------------------------
Net Income:
  San Diego Gas & Electric*    $   46    $   25     $   99    $   74
  Southern California Gas*         46        19         93        65
  Sempra Energy Trading             3         2          4        (6)
  All other                       (13)      (15)       (15)      (15)
                             ----------------------------------------
    Total                      $   82    $   31     $  181     $  118
                             ----------------------------------------
* after preferred dividends




6. SEMPRA ENERGY HOLDINGS

On May 5, 1999, Sempra Energy and its wholly owned subsidiary, Sempra Energy Holdings (Holdings), jointly filed a shelf registration of common stock, preferred stock and debt securities of Sempra Energy; debt securities of Holdings; and certain other securities to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. Any debt securities issued by Holdings will be guaranteed by Sempra Energy. Summarized financial information of Holdings is provided below. Additional financial information of Holdings is provided in Sempra Energy's Current Report on Form 8-K filed May 5, 1999.


                   (Dollars in millions)

                              At June 30,     At December 31,
                                 1999              1998
                             -------------    --------------
     Current assets            $1,368            $1,470
     Non-current assets         1,103               544
     Current liabilities        1,327             1,452
     Non-current liabilities      310               140

                             Three Months Ended    Six Months Ended
                                  June 30,             June 30,
                             ------------------    ------------------
                              1999       1998       1999       1998
                             ------------------    ------------------
     Operating revenues        $157       $124       $271       $235
     Operating expenses         157        160        286        291
     Net income (loss)            3        (27)        (7)       (38)



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

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination, the acquisition of Chilquinta Energia S.A., and the agreement to terminate the KN Energy acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at June 30, 1999 are available for investment in energy-related domestic and international projects, utility plant, the retirement of debt, and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

The decrease in cash flows from operations is primarily due to transactions related to the recovery of stranded electric costs and an increase in overcollections on regulatory balancing accounts.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $390 million for the full year 1999 and will be financed primarily by internally generated funds and will largely represent investment in utility operations. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

Included in cash flows from investing activities are the proceeds from SDG&E's plant sales (see additional discussion in Note 3 of the notes to Consolidated Financial Statements).

In June 1999, Sempra Energy and Public Service Enterprise Group
(PSEG) finalized the joint purchase (on a 50/50 basis) of Chilquinta Energia S.A. This is described in Note 2 of the notes to Consolidated Financial Statements.

In January 1998, PE and Enova jointly acquired CES/Way International, Inc. for a total of $79 million. CES/Way provides energy-efficiency services, including energy audits, engineering design, project management, construction, financing and contract maintenance.

In March 1998, PE increased its existing investment in two Argentine natural gas utility holding companies from 12.5 percent to 21.5 percent by purchasing an additional interest for $40 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased primarily due to greater long-term and short-term debt repayments and the repurchase of preferred stock in 1998. In addition, long-term debt was issued during 1999 related to the purchase of Chilquinta Energia S.A. (see
Note 2 for additional information).

Dividends paid on common stock were $187 million during the six-month period ended June 30, 1999, compared to $230 million during the same period in 1998. The decrease in 1999 is the result of the 1998 period including three quarterly dividends on common stock of the predecessor companies.

Dividends currently are paid quarterly to shareholders. The payment of future dividends is within the discretion of the board of directors.

On February 2, 1998, SoCalGas redeemed all outstanding shares of its 7-3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

RESULTS OF OPERATIONS

The increases in net income and net income per share for the three-month and six-month periods ended June 30, 1999 are primarily due to lower business combination costs in 1999.

Income tax expense decreased for the three-month period ended June 30, 1999, compared to the corresponding period in 1998, due to the contribution to a local government agency of the land related to one of the sold generating plants, partially offset by the increase in income before taxes. (The reduced income tax expense was fully offset by increased depreciation expense related to stranded costs.) Income tax expense increased for the six-month period ended June 30, 1999, compared to the corresponding period in 1998, due to the increase in income before taxes, partially offset by the land contribution. The land contribution also resulted in a significant decrease in the Company's effective income tax rate.

UTILITY OPERATIONS

Utility natural gas revenues increased 8 percent for the three-month period ended June 30, 1999 compared to the same period in 1998. This is compared to a decrease of one percent for the six-month period ended June 30, 1999. The increase for the second quarter was primarily due to higher sales to residential customers due to colder weather and customer growth, and higher sales to commercial and industrial customers. The decrease for the six-month period was primarily due to a decrease in the average cost of natural gas and lower utility electric generating sales, partially offset by the increase in sales.

Electric revenues increased 36 percent and 3 percent for the three-month and six-month periods ended June 30, 1999 primarily due to the sale by SDG&E of both its fossil-fueled power plants, partially offset by the January 1998 application to stranded cost recovery of the $130 million balance in the Interim Transition Cost Balancing Account (ITCBA), which had been transferred from the then-discontinued ECAC and ERAM balancing accounts at December 31, 1997. In addition, there was a decrease in revenues as a result of a decrease in sales to other utilities, due to the start-up of the PX. The PX is described further under "Factors Influencing Future Performance".

Cost of natural gas distributed increased 46 percent and 9 percent for the three-month and six-month periods ended June 30, 1999. The increases were primarily due to the higher sales partially offset during the six months by lower prices. Under the current regulatory framework, changes in revenue resulting from changes in core market volumes and the cost of natural gas do not affect net income.

As discussed in Note 3, PX/ISO power revenues have been netted against purchased-power expenses, including purchases from the PX/ISO. The PX/ISO began operations in April 1998.

Depreciation and amortization increased 69 percent and 11 percent for the three-month and six-month periods ended June 30, 1999, compared to the same period in 1998. The increases were due to the accelerated recovery of generation assets partially offset by the January 1998 application of the ITCBA to stranded cost recovery as discussed above.

The tables below summarize the components of natural gas and electric volumes and revenues by customer class for the six months ended June 30, 1999 and 1998.


Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)


                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                           Throughput  Revenue   Throughput  Revenue    Throughput  Revenue
                      ----------------------------------------------------------------------
1999:
 Residential                     187    $1,190         1     $  4         188      $1,194
 Commercial and industrial        60       301       161      131         221         432
 Utility electric generation*     18         7        49       20          67          27
 Wholesale                        --        --        15        4          15           4
                            ---------------------------------------------------------------
                                 265    $1,498       226     $159         491       1,657
 Balancing accounts and other                                                        (253)
                                                                                 --------
   Total                                                                           $1,404
-------------------------------------------------------------------------------------------

1998:
 Residential                     175    $1,316         2     $  7         177      $1,323
 Commercial and industrial        54       318       167      145         221         463
 Utility electric generation*     21         5        40       20          61          25
 Wholesale                        --        --        15        4          15           4
                            ---------------------------------------------------------------
                                 250    $1,639       224     $176         474       1,815
 Balancing accounts and other                                                        (400)
                                                                                 ---------
   Total                                                                           $1,415
-------------------------------------------------------------------------------------------
* The portion representing SDG&E's sales for electric generation includes margin only.



Electric Distribution
(Dollars in millions, volumes in millions of Kwhrs)
                                   1999              1998
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 3,134   $ 315      3,011   $ 305
  Commercial                  2,994     271      3,249     288
  Industrial                    968      69      1,683     112
  Direct access               1,403      48         93       6
  Street and highway lighting    38       3         43       4
  Off-system sales               52       1        639      13
                        ------------------------------------------
                              8,589     707      8,718     728
  Balancing and other                   299                245
                        ------------------------------------------
  Total                       8,589  $1,006      8,718   $ 973
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

The Company's State of Readiness

Sempra Energy has identified all significant IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule, with critical energy delivery systems for both SoCalGas and SDG&E Year
2000 Ready as of June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Sempra Energy's current schedule for Year 2000 testing and readiness for non-critical systems is to be completed by the fourth quarter of 1999. In certain cases, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change. In addition, a continued readiness management process has been implemented to monitor and review the progress of Year 2000 readiness of the Company's systems.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $43 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

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

The Company's Contingency Plans

The Company's contingency plans for Year-2000-related interruptions have been completed and were submitted to the CPUC on July 1, 1999. These plans will continue to be revised and improved during the remainder of 1999. The contingency plans include emergency backup and recovery procedures, replacing electronic applications with manual processes, and identification of alternate suppliers along with increasing inventory levels. In addition, the following key contingency actions will be taken.

-- Only critical system changes will be implemented during December 1999 and January 2000.
-- An hour-by-hour plan will be developed to cover key contingency actions.
-- On-site staffing will be in place at key operational and administrative locations.
-- Designated standby staff will be on-call with thirty-minute availability.
-- Emergency Operations Centers will be activated on December
31, 1999.
-- Walk-through drills will be held during the fourth quarter of 1999.

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

Chilquinta Energia S.A. Acquisition

See Note 2 of the notes to Consolidated Financial Statements and
"International Operations" below for a discussion of the acquisition of Chilquinta Energia S.A.

Industry Restructuring

See discussion of industry restructuring in Note 3 of the notes to Consolidated Financial Statements.

Electric-Generation Assets and Electric Rates

Note 3 of the notes to Consolidated Financial Statements describes regulatory and legislative actions that affect SDG&E's electric rates, and the related sale of its fossil plants and recovery of the cost of all SDG&E generation-related assets.

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

SoCalGas' PBR is in effect through December 31, 2002; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding (BCAP) application which is anticipated to become effective at year-end 1999. SDG&E continues to participate in PBR for its electric distribution and natural gas businesses. In December 1998, the CPUC approved SDG&E's Cost of Service proceeding, resulting in an authorized revenue increase of $12 million (an electric distribution increase of $18 million and a natural gas decrease of $6 million). New rates became effective on January 1, 1999. In January 1999, various proposed and alternate decisions were released on the PBR design issues of SDG&E's distribution PBR application. The proposed decision released by the CPUC's Administrative Law Judge recommended, among other things, a revenue-per-customer indexing mechanism rather than the rate-indexing mechanism proposed by SDG&E and much tighter earnings sharing bands than previously in effect for SDG&E. On May 13, 1999 the CPUC adopted a decision incorporating the rate-indexing mechanism proposed by SDG&E, but also approved the tighter sharing bands. The decision also adopted an all-party settlement on various performance incentives, allowing SDG&E the opportunity to accrue up to $14.5 million annually in performance rewards or penalties. Certain intervenors are requesting a rehearing of the rate-indexing mechanism.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1999, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base (ROR), unchanged from 1998. For SDG&E, electric-industry restructuring is changing the method of calculating the utility's annual cost of capital. SDG&E's May 1998 application to the CPUC for unbundled rates established new, separate rates of return for SDG&E's electric distribution and natural gas businesses. The application proposed a 12.00 percent ROE, which would produce an overall ROR of 9.33 percent. A CPUC decision in June 1999 granted SDG&E an ROE of 10.6 percent (overall ROR of 8.75 percent). This resulted in annual revenue requirement reductions of $14.6 million and $4.8 million for electric distribution and SDG&E gas sales, respectively, effective July 1, 1999. SDG&E filed an Application for Rehearing of this decision in July 1999, requesting that the ROE be increased to 10.8 percent after correcting computational errors in the original decision.

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's costs are allocated among various customer classes (residential, commercial, industrial, etc.). The utilities filed the 1999 BCAP application in October 1998, with hearings held during the first half of 1999. At the conclusion of hearings, a joint BCAP recommendation was reached proposing, among other things, an overall natural gas rate reduction of $229 million for SoCalGas and $11 million for SDG&E. A CPUC decision is expected in early 2000.

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

Solutions' net losses were $11 million and $19 million for the three and six-month periods ended June 30, 1999, compared to net losses of $18 million and $27 million for the same periods in 1998. The losses are primarily due to start-up costs.

Sempra Energy Trading Corp. (SET), a leading natural-gas power marketing firm headquartered in Stamford, Connecticut, was jointly acquired by PE and Enova on December 31, 1997. For the three and six-month periods ended June 30, 1999, SET recorded after-tax income of $3 million and $4 million, compared to net income of $2 million and a net loss of $6 million for the same periods in 1998. The increase in income was primarily due to greater penetration of all customer segments resulting in higher volumes traded in 1999. In addition, new European crude oil and natural gas trading contributed to 1999 earnings.

INTERNATIONAL OPERATIONS

On June 10, 1999 Sempra Energy announced the finalization of the acquisition of a 50-percent interest in Chilquinta Energia S.A., as described in Note 2 of the notes to Consolidated Financial
Statements.

Results for international operations for the three and six-month periods ended June 30, 1999 were net income of $1 million and a net loss of $1 million, respectively, compared to net losses of $1 million and $4 million for the same periods in 1998. The losses are primarily due to expenses related to the evaluation of international opportunities. The increase in net income during the three months ended June 30, 1999 is primarily due to increased sales in Argentina, as a result of colder weather, and lower operating costs.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.


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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six months ended
      June 30, 1999.

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

      A Current Report on Form 8-K filed May 21, 1999 announced the completion of the sales of SDG&E's Encina Power Plant, 17 combustion turbines, and South Bay Power Plant.

      A Current Report on Form 8-K filed June 10, 1999 announced the finalization of the joint purchase by Sempra Energy and Public Service Enterprise Group of Chilquinta Energia S.A.

      A Current Report on Form 8-K filed June 21, 1999 announced the termination of the merger agreement between Sempra Energy and KN Energy.







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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)






Date: August 12, 1999              By:       /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Vice President and Controller