Form 10-Q
period 1999-09-30
SEMPRA ENERGY
filed 1999-11-12
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1999
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on October 31, 1999:      240,351,086
                                              ---------------------



PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          SEMPRA ENERGY
           STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
          (Dollars in millions, except per share amounts)
                                                Three Months Ended
                                                   September 30,
                                                  ---------------
                                                   1999     1998
                                                  ------   ------
Revenues and Other Income:
Utility revenues:
  Natural gas                                     $ 618    $ 583
  Electric                                          437      481
Other operating revenues                            166       67
Other income                                         33       15
                                                  ------   ------
  Total                                           1,254    1,146
                                                  ------   ------

Expenses:
  Cost of natural gas distributed                   203      165
  Purchased power - net                             173       39
  Electric fuel                                       7       70
  Operating expenses                                440      415
  Depreciation and amortization                     140      207
  Franchise payments and other taxes                 40       41
  Preferred dividends of subsidiaries                 3        3

                                                  ------   ------
  Total                                           1,006      940
                                                  ------   ------
Income Before Interest and Income Taxes             248      206
Interest                                             73       58
                                                  ------   ------
Income Before Income Taxes                          175      148
Income Taxes                                         67       57
                                                  ------   ------
Net Income                                        $ 108    $  91
                                                  ======   ======
Net Income Per Share of Common Stock (Basic)      $0.45    $0.38
                                                  ======   ======
Net Income Per Share of Common Stock (Diluted)    $0.45    $0.38
                                                  ======   ======
Common Dividends Declared Per Share               $0.39    $0.39
                                                  ======   ======
Weighted Average Shares Outstanding (Basic)*     237,353  236,752
                                                  ======   ======

*In thousands



See notes to Consolidated Financial Statements.



                          SEMPRA ENERGY
           STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
          (Dollars in millions, except per share amounts)
                                                 Nine Months Ended
                                                   September 30,
                                                  ---------------
                                                   1999     1998
                                                  ------   ------
Revenues and Other Income:
Utility revenues:
  Natural gas                                    $2,022   $1,998
  Electric                                        1,443    1,454
Other operating revenues                            429      231
Other income                                         68       34
                                                  ------   ------
  Total                                           3,962    3,717
                                                  ------   ------

Expenses:
  Cost of natural gas distributed                   769      684
  Purchased power - net                             327      197
  Electric fuel                                      64      137
  Operating expenses                              1,313    1,315
  Depreciation and amortization                     749      758
  Franchise payments and other taxes                126      139
  Preferred dividends of subsidiaries                 9        9
                                                  ------   ------
  Total                                           3,357    3,239
                                                  ------   ------
Income Before Interest and Income Taxes             605      478
Interest                                            185      161
                                                  ------   ------
Income Before Income Taxes                          420      317
Income Taxes                                        131      108
                                                  ------   ------
Net Income                                        $ 289    $ 209
                                                  ======   ======
Net Income Per Share of Common Stock (Basic)      $1.22    $0.88
                                                  ======   ======
Net Income Per Share of Common Stock (Diluted)    $1.22    $0.88
                                                  ======   ======
Common Dividends Declared Per Share               $1.17    $1.17
                                                  ======   ======
Weighted Average Shares Outstanding (Basic)*     237,192  236,253
                                                  ======   ======

*In thousands


See notes to Consolidated Financial Statements.






                            SEMPRA ENERGY
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in millions)
                                                       Balance at
                                                 ------------------------
                                                 September 30,   December 31,
                                                    1999           1998
                                                 (Unaudited)
                                                 -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                          $  474     $  424
  Accounts receivable - trade                           390        586
  Accounts and notes receivable - other                  95        159
  Deferred income taxes                                 115         93
  Energy trading assets                               1,470        906
  Inventories                                           152        151
  Other                                                 266        139
                                              ----------------------------
     Total current assets                             2,962      2,458
                                              ----------------------------
Investments and other assets:
  Regulatory assets                                     670      1,056
  Nuclear-decommissioning trusts                        509        494
  Investments                                         1,158        548
  Other assets                                          457        459
                                              ----------------------------
     Total investments and other assets               2,794      2,557
                                              ----------------------------
Property, plant and equipment:
  Property, plant and equipment                      11,017     11,235
  Less accumulated depreciation and amortization     (5,634)    (5,794)
                                              ----------------------------
     Total property, plant and equipment - net        5,383      5,441
                                               ---------------------------
     Total assets                                 $  11,139    $10,456
                                               ===========================

See notes to Consolidated Financial Statements.







                           SEMPRA ENERGY
                    CONSOLIDATED BALANCE SHEETS
                       (Dollars in millions)
                                                        Balance at
                                                 ------------------------
                                                 September 30,  December 31,
                                                     1999         1998
                                                  (Unaudited)
                                                  ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                 $    85      $    43
  Accounts payable - trade                            730          702
  Accrued income and other taxes                       84           27
  Energy trading liabilities                        1,229          805
  Dividends and interest payable                      154          168
  Regulatory balancing accounts - net                 432          120
  Long-term debt due within one year                  229          330
  Other                                               254          271
                                               ---------------------------
     Total current liabilities                      3,197        2,466
                                               ---------------------------
Long-term debt:
  Long-term debt                                    2,804        2,795
  Debt of Employee Stock Ownership Plan               130           --
                                               ---------------------------
     Total long-term debt                           2,934        2,795
                                               ---------------------------
Deferred credits and other liabilities:
  Customer advances for construction                   74           72
  Post-retirement benefits other than pensions        234          240
  Deferred income taxes                               535          634
  Deferred investment tax credits                     110          147
  Deferred credits and other liabilities              956          985
                                               ---------------------------
    Total deferred credits and other liabilities    1,909        2,078
                                               ---------------------------
Preferred stock of subsidiaries                       204          204
                                               ---------------------------
Commitments and contingent liabilities (Note 3)

Shareholders' Equity:
  Common Stock                                      1,885        1,883
  Retained earnings                                 1,083        1,075
  Other                                               (73)         (45)
                                               ---------------------------
     Total shareholders' equity                     2,895        2,913
                                               ---------------------------
     Total liabilities and shareholders' equity   $11,139      $10,456
                                               ===========================

See notes to Consolidated Financial Statements.



                            SEMPRA ENERGY
       CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                        (Dollars in millions)
                                                              Nine Months Ended
                                                                September 30,
                                                           ------------------------
                                                             1999             1998
                                                           -------          -------
Cash Flows From Operating Activities:
Net income                                                  $ 289           $ 209
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            749             758
     Portion of depreciation arising from
       sales of generating plants                            (295)             --
     Application of balancing accounts to stranded costs      (66)            (86)
     Deferred income taxes                                    (54)            (86)
     Non-cash rate reduction bond revenue - net               (50)            (67)
     Other - net                                             (105)             51
     Net changes in other working capital components          415             407
                                                          -------------------------
       Net cash provided by operating activities              883           1,186
                                                          -------------------------
Cash Flows From Investing Activities:
  Net proceeds from sales of generating plants                454              --
  Expenditures for property, plant and equipment             (401)           (276)
  Investment in Chilquinta Energia and Luz del Sur           (528)             --
  Other                                                      (109)           (311)
                                                          -------------------------
     Net cash used in investing activities                   (584)           (587)
                                                          -------------------------
Cash Flows From Financing Activities:
  Common stock dividends                                     (281)           (230)
  Sale of common stock                                          2              30
  Repurchase of common stock                                   --              (1)
  Redemption of preferred stock                                --             (75)
  Issuance of long-term debt                                  176              75
  Payment on long-term debt                                  (188)           (399)
  Increase(decrease) in short-term debt - net                  42            (354)
                                                          -------------------------
     Net cash used in financing activities                   (249)           (954)
                                                          -------------------------
Increase (decrease) in Cash and Cash Equivalents               50            (355)
Cash and Cash Equivalents, January 1                          424             814
                                                          ------------------------
Cash and Cash Equivalents, September 30                     $ 474           $ 459
                                                           ========================

Supplemental Disclosure of Cash Flow Information:
  Interest payments (net of amounts capitalized)            $ 242           $ 163
                                                           ========================
  Income tax payments (net of refunds)                      $ 168           $ 258
                                                           ========================
  Real estate investments acquired                          $  38          $  37
  Cash paid                                                    (4)            (7)
                                                           ------------------------
  Liabilities assumed                                       $  34          $  30
                                                           ========================
See notes to Consolidated Financial Statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the Company), a California-based Fortune 500 energy services company. Sempra Energy's principal subsidiaries are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), collectively referred to herein as the California utilities. The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its subsidiaries.

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

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report and its Quarterly Reports on Form 10-Q for the three-month periods ended March 31, and June 30, 1999.

SDG&E and SoCalGas have been accounting for the economic effects of regulation on all utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), as described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. In conformity with generally accepted accounting principles for regulated enterprises and the policies of the California Public Utilities Commission (CPUC), SDG&E has ceased the application of SFAS No. 71 to its generation business, in accordance with the conclusion of the Financial Accounting Standards Board that the application of SFAS No. 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be subject to cost-based regulation. The discontinuance of SFAS No. 71 did not result in a write-off of SDG&E's generation assets, since the CPUC also approved the recovery of the stranded costs related to these assets by the distribution portion of its business. (See further discussion in Note 3.)


2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova Corporation(Enova), the parent company of San Diego Gas & Electric, and Pacific Enterprises(PE), the parent company of the Southern California Gas Company, completed a business combination in which the companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and
(iii) the preferred stock and/or preference stocks of SDG&E, PE and SoCalGas remained outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual Report.

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

Expenses incurred in connection with the above matters were $9.9 million, after tax, and $67 million, after tax, for the nine-month periods ended September 30, 1999 and 1998, respectively.

Chilquinta Energia S.A. and Luz del Sur S.A.

On June 10, 1999, the international subsidiaries of Sempra Energy and Public Service Enterprise Group (PSEG) announced the completion of the joint purchase (on a 50/50 basis) of Chilquinta Energia S.A. (Energia) from its parent company, Chilquinta S.A. for $840 million. Sempra Energy and PSEG completed the acquisition of 90 percent of Energia and will tender for the remaining 10 percent later this year. Sempra Energy invested $260 million for the purchase of stock and refinanced $160 million of Energia's long-term debt outstanding. In September 1999, Sempra Energy and PSEG completed their acquisition of
47.5 percent of the outstanding shares of Luz del Sur S.A., a Peruvian electric company. Sempra Energy's share of the transaction was $108 million in cash. This acquisition, combined with the 37-percent already owned through Energia, increases the companies' total joint ownership to 84.5 percent of Luz del Sur S.A.

3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996, the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopted the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998, customers of California investor-owned utilities (IOUs) were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. The California IOUs are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. SDG&E's obligation to bid into and purchase from the PX after the conclusion of the rate freeze continued during the interim post-rate-freeze period (discussed below). An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which energy source the customer chooses. Purchases from the PX/ISO are included in purchased-power expenses and PX/ISO power revenues have been netted therein on the Statements of Consolidated Income presented herein. Revenues from the PX/ISO reflect sales at market prices of energy from SDG&E's power plants and from long-term purchased-power contracts to the PX/ISO commencing April 1, 1998.

As discussed in the notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report, the IOUs have been given a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. In June 1999, SDG&E completed the recovery of its stranded costs, other than the above-market portion of qualifying facilities and other purchased-power contracts that were in effect at December 31, 1995, and San Onofre Nuclear Generating Station (SONGS) costs as described below. These costs will continue to be collected in rates. Recovery of the other stranded costs was effected by, among other things, the sale of SDG&E's fossil power plants and combustion turbines during the quarter ended June 30, 1999. The South Bay Power Plant sale to the San Diego Unified Port District for $110 million was completed on April 23, 1999. Duke South Bay, a subsidiary of Duke Energy Power Services, will manage the plant for the Port District. The sale of the Encina Power Plant and 17 combustion-turbine generators to Dynegy Inc. and NRG Energy Inc. for $356 million was completed on May 21, 1999. SDG&E will operate and maintain both the South Bay and Encina facilities for the new owners until April 2001 and May 2001, respectively.

Stranded costs included the cost of SONGS as of December 31, 1995. SDG&E retains ownership of its 20-percent interest in SONGS. Subsequent SONGS costs are recoverable only from the sales of power produced therefrom, at rates previously fixed by the CPUC through December 31, 2002 and as determined by the market thereafter. If approved by the CPUC, SDG&E is planning to auction its interest in SONGS. A major issue being addressed is how to handle the decommissioning trust to ensure that adequate funding is available at the time the plant is decommissioned.

AB 1890 also required a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997, $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electric bills. In 1997, SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to revenue streams collected from such customers. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.

The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), it is deemed that its bond issuance should have been smaller. Accordingly, SDG&E will return to its customers over $400 million that it has collected or will collect from its customers. The timing of the return will differ from the timing of the collection, but the specific timing of the repayment and the interest rate thereon are the subject of a CPUC proceeding and are expected to be resolved in early 2000. This refund will not affect SDG&E's net income, except to the extent that the interest associated with the refund (12.63 percent if not reduced as a result of the CPUC proceeding) differs from the return earned by the Company on the funds. The bonds and their repayment schedule are not affected by this refund.

AB 1890 also includes a rate freeze for all IOU customers. Beginning in 1998, SDG&E's system-average rates were fixed at 9.43 cents per kwh. The rate freeze would have stayed in place until January 1, 2002. However, in connection with completion of its stranded cost recovery (described above), SDG&E filed with the CPUC for a mechanism to deal with electric rates after the end of the rate freeze. SDG&E is requesting authority to reduce base rates (the non-commodity portion of rates) to all electric customers. If approved, base electric rates will decrease beyond the original 10-percent rate reduction described above. The portion of the electric rate representing the commodity cost is simply passed through to customers and will fluctuate with the price of electricity from the PX. Except for the interim protection mechanism described below, customers will no longer be protected from commodity price spikes.

In April 1999, SDG&E filed an all-party settlement (including energy service providers, the CPUC's Office of Ratepayer Advocates (ORA), and the Utility Consumers Action Network (UCAN)) detailing proposed implementation plans for lifting the rate freeze. Included in the settlement is an interim customer-protection mechanism for residential and small commercial customers that capped rates between July 1999 and September 1999, regardless of how high the PX price had moved during that period. The resulting undercollection (which amounted to less than $1 million) is being recovered through a balancing account mechanism. A CPUC decision adopting the all-party settlement was issued in May 1999 and became effective July 1, 1999. The interim rate-freeze period runs until the CPUC issues its decision on the pending legal and policy issues of ending the rate freeze. This decision is expected during the first quarter of 2000.

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

In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core (residential and small commercial) customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC has been holding hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SDG&E and SoCalGas have been actively participating in this effort and have argued in support of competition intended to maximize benefits to customers rather than to protect competitors.

In October 1999, the State of California enacted a law (AB 1421) which requires that gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase gas from a non-utility provider. The law prohibits the CPUC from unbundling distribution-related gas services (metering, billing, etc.) and after-meter services (leak investigation, inspecting customer piping and appliances, pilot relighting, carbon monoxide investigation, etc.) for most customers. The objective is to preserve both customer safety and customer choice.

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

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 12 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $4.5 million.

CANADIAN NATURAL GAS

SDG&E had been involved in negotiations and litigation with four Canadian suppliers concerning contract terms and prices. SDG&E has settled with all of the suppliers. One of the four is delivering natural gas under the terms of the settlement agreement through 2003; the other three have ceased deliveries and the contracts were terminated. Although these contracts were intended to supply SDG&E to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the pipeline capacity in other ways, including the transport of replacement natural gas and the release of a portion of this capacity to third parties.


QUASI-REORGANIZATION

In 1993 PE completed a strategic plan to refocus on its natural gas utility and related businesses. The strategy included the divestiture of PE's merchandising operations and all of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial-reporting purposes, effective December 31, 1992. Certain of the liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions previously established for these matters are adequate.

4.  COMPREHENSIVE INCOME AND OTHER SHAREHOLDERS' EQUITY

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month and nine-month periods ended September 30, 1999 was $80 million and $261 million, respectively, due to foreign currency translation adjustments of $28 million after tax. The $28 million is included in "Other Shareholders' Equity" on the September 30, 1999 balance sheet, along with the previously existing $45 million of deferred compensation relating to Employee Stock Ownership Plan. Comprehensive income for all prior periods was equal to net income.

5. SEGMENT INFORMATION

The Company, primarily an energy-services company, has three separately managed reportable segments comprised of SDG&E, SoCalGas and Sempra Energy Trading (SET). The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report, SDG&E provides electric and natural gas service to San Diego and southern Orange counties. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut and is engaged in the wholesale trading and marketing of natural gas, power and petroleum in the U.S. and in other countries. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report, and segment performance is evaluated by management based on reported net income. Intersegment transactions generally are recorded the same as sales or transactions with third parties. Utility transactions are based primarily on rates set by the CPUC and FERC. There were no significant changes in segment assets for the nine months ended September 30, 1999, except as described in
Note 3 regarding the sale of SDG&E's power plants. Segment information of SoCalGas and SDG&E is provided in their individual Quarterly Reports on Form 10-Q for the nine-month period ended September 30, 1999.


---------------------------------------------------------------------
                              Three months ended    Nine months ended
                                 September 30,        September 30,
                             ----------------------------------------
(Dollars in millions)          1999       1998      1999       1998
---------------------------------------------------------------------
Operating Revenues:
  San Diego Gas & Electric   $  520     $  563    $1,720     $1,738
  Southern California Gas       562        520     1,793      1,762
  Sempra Energy Trading         116         29       298         62
  Intersegment revenues         (22)       (17)      (45)       (44)
  Other                          78         51       196        199
                             ----------------------------------------
    Total                    $1,254     $1,146    $3,962     $3,717
                             ----------------------------------------
Net Income:
  San Diego Gas & Electric*  $   59     $   62    $  159     $  136
  Southern California Gas*       48         54       141        119
  Sempra Energy Trading           5         (4)        9        (11)
  Other                          (4)       (21)      (20)       (35)
                             ----------------------------------------
    Total                    $  108     $   91    $  289     $  209
                             ----------------------------------------
* after preferred dividends




6. SEMPRA ENERGY HOLDINGS

On May 5, 1999, Sempra Energy and its wholly owned subsidiary, Sempra Energy Holdings (Holdings), jointly filed a shelf registration of common stock, preferred stock and debt securities of Sempra Energy; debt securities of Holdings; and certain other securities to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. Any debt securities issued by Holdings will be fully guaranteed by Sempra Energy. Subsequent to September 30, 1999 Holdings entered into commercial paper obligations, the highest balance to date being $140 million, with maturities of up to 91 days from the date of issue. Summarized financial information of Holdings is provided below. Additional financial information of Holdings is provided in Sempra Energy's Current Report on Form 8-K filed May 5, 1999.


                   (Dollars in millions)

                           At September 30,   At December 31,
                                 1999              1998
                             -------------    --------------
     Current assets            $1,816            $1,470
     Non-current assets         1,227               544
     Current liabilities        1,760             1,452
     Non-current liabilities      311               140

                             Three Months Ended    Nine Months Ended
                                September 30,        September 30,
                             ------------------    ------------------
                              1999       1998       1999       1998
                             ------------------    ------------------
     Operating revenues       $177       $126       $448       $361
     Operating expenses        175        138        461        429
     Net income (loss)           4        (10)        (3)       (48)



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

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; exchange rates; energy markets; weather conditions; business, regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity industries; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission. Readers are cautioned not to put undue reliance on any forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination, the acquisitions of Chilquinta Energia S.A. and Luz del Sur S.A., and the agreement to terminate the KN Energy acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at September 30, 1999 are available for investment in utility plant, the retirement of debt, energy-related domestic and international projects, and other corporate purposes. Of the $474 million in cash and cash equivalents, approximately $409 million is that of SDG&E and SoCalGas.

CASH FLOWS FROM OPERATING ACTIVITIES

The decrease in cash flows from operations is primarily due to transactions related to the recovery of stranded electric costs as described elsewhere herein.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $460 million for the full year 1999 and will be financed primarily by internally generated funds and will largely represent investment in utility operations. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

Included in cash flows from investing activities are the proceeds from SDG&E's plant sales. See additional discussion in Note 3 of the notes to Consolidated Financial Statements.

In June 1999, Sempra Energy and Public Service Enterprise Group
(PSEG) finalized the joint purchase (on a 50/50 basis) of Chilquinta Energia S.A. In September 1999 Sempra Energy and PSEG completed the acquisition of 47.5 percent of the outstanding shares of Luz del Sur S.A. See additional discussion in Note 2 of the notes to Consolidated Financial Statements.

In January 1998, PE and Enova jointly acquired CES/Way International, Inc. for a total of $79 million and later renamed it Sempra Energy Services (Services). Services provides energy-efficiency services, including energy audits, engineering design, project management, construction, financing and contract maintenance.

In March 1998, PE increased its existing investment in two Argentine natural gas utility holding companies from 12.5 percent to 21.5 percent by purchasing an additional interest for $40 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased primarily due to the repurchase of preferred stock and greater long-term and short-term debt repayments in 1998, and greater long-term debt issued in 1999. This was partially offset by greater dividends paid on common stock in 1999. The long-term debt issued in 1999 related to the purchase of Chilquinta Energia S.A. See additional discussion in Note 2 of the notes to Consolidated Financial Statements.

Dividends paid on common stock were $281 million during the nine-month period ended September 30, 1999, compared to $230 million during the same period in 1998. The increase in 1999 is the result of the full-year effect of the Company's paying dividends on its common stock at the rate previously paid by Enova, which, on an equivalent-share basis, is higher than the rate paid by PE.

Dividends currently are paid quarterly to shareholders. The payment of future dividends is within the discretion of the board of directors.

On February 2, 1998, SoCalGas redeemed all outstanding shares of its 7-3/4% Series Preferred Stock for a total cost of $75 million, including unpaid dividends.

RESULTS OF OPERATIONS

The increase in net income and net income per share for the three-month period ended September 30, 1999 is due to higher earnings at Sempra Energy Trading and Sempra Energy International, partially offset by lower earnings at the California utilities. The increase in net income and net income per share for the nine-month period ended September 30, 1999 is due to higher earnings at the California utilities (due to lower business combination costs), Sempra Energy Trading and Sempra Energy International. See additional discussion in "California Utility Operations", "Other Operations" and "International Operations".

Income tax expense increased for the three-month period ended September 30, 1999, compared to the corresponding period in 1998, due to higher income before taxes. Income tax expense increased for the nine-month period ended September 30, 1999, compared to the corresponding period in 1998, due to the increase in income before taxes, partially offset by the contribution to a local government agency of the land related to one of the sold generating plants. (The reduced income tax expense was fully offset by increased depreciation expense related to stranded costs.) The land contribution also resulted in a significant decrease in the Company's effective income tax rate.

CALIFORNIA UTILITY OPERATIONS

The tables below summarize the components of natural gas and electric volumes and revenues by customer class for the nine months ended
September 30, 1999 and 1998.


Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                           Throughput  Revenue   Throughput  Revenue    Throughput  Revenue
                      ----------------------------------------------------------------------
1999:
 Residential                     231    $1,529         2     $  6         233      $1,535
 Commercial and industrial        81       416       240      184         321         600
 Utility electric generation      18         7       143       56*        161          63
 Wholesale                        --        --        16        6          16           6
                            ---------------------------------------------------------------
                                 330    $1,952       401     $252         731       2,204
 Balancing accounts and other                                                        (182)
                                                                                 --------
   Total                                                                           $2,022
-------------------------------------------------------------------------------------------

1998:
 Residential                     215    $1,632         2     $  9         217      $1,641
 Commercial and industrial        73       422       247      209         320         631
 Utility electric generation      45         7       120       58*        165          65
 Wholesale                        --        --        20        4          20           4
                            ---------------------------------------------------------------
                                 333    $2,061       389     $280         722       2,341
 Balancing accounts and other                                                        (343)
                                                                                 ---------
   Total                                                                           $1,998
-------------------------------------------------------------------------------------------
* The portion representing SDG&E's sales for electric generation includes margin only.




Utility natural gas revenues increased 6 percent and 1 percent for the three-month and nine-month periods ended September 30, 1999 compared to the same periods in 1998, respectively. The increase for the three-month period is primarily due to higher sales to residential customers. The increase for the nine-month period is primarily due to lower overcollections in 1999, partially offset by a decrease in residential and commercial and industrial revenues. The decrease in residential and commercial and industrial revenues is due to lower gas rates.

Electric Distribution
(Dollars in millions, volumes in millions of Kwhrs)
                                   1999              1998
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 4,753   $ 491      4,766   $ 484
  Commercial                  4,733     446      5,195     500
  Industrial                  1,523     116      2,496     190
  Direct access               2,304      88        438      30
  Street and highway lighting    57       5         64       6
  Off-system sales              290       7        661      14
                        ------------------------------------------
                             13,660   1,153     13,620   1,224
  Balancing and other                   290                230
                        ------------------------------------------
  Total                      13,660  $1,443     13,620  $1,454
                        ------------------------------------------




Electric revenues decreased 9 percent and 1 percent for the three-month and nine-month periods ended September 30, 1999 compared to the same periods in 1998, respectively. The decrease for the three-month period is primarily due to the reduction in base electric rates from the elimination of the rate freeze effective July 1, 1999. The decrease for the nine-month period is primarily due to the January 1998 application to stranded cost recovery of the $130 million balance in the Interim Transition Cost Balancing Account (ITCBA), which had been transferred from the then-discontinued Energy Cost Adjustment Clause (ECAC) and Electric Revenue Adjustment Mechanism
(ERAM) balancing accounts at December 31, 1997 and the decrease in base electric rates, as discussed above.

Cost of natural gas distributed increased 23 percent and 12 percent for the three-month and nine-month periods ended September 30, 1999 compared to the corresponding periods in 1998. The increases were primarily due to higher natural gas prices. Under the current regulatory framework, changes in revenue resulting from changes in core-market volumes and the cost of natural gas do not affect net income.

As discussed in Note 3, PX/ISO power revenues have been netted against purchased-power expenses, including purchases from the PX/ISO. The PX/ISO began operations in April 1998.

Depreciation and amortization expense decreased 32 percent and 1 percent for the three-month and nine-month periods ended September 30, 1999, compared to the same periods in 1998. The decrease for the three-month period is due to the accelerated recovery of generation assets due to the sale of SDG&E's fossil power plants and combustion turbines. As a result of the sale, there was no depreciation expense recorded in the third quarter of 1999 related to stranded generation facilities. The nine-month results include the accelerated recovery of generation assets discussed above, offset by the January 1998 application to stranded cost recovery of the ITCBA.

YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating embedded processors. To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs were consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy established a central Year 2000 Program Office, which reports to the Company's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy has identified all significant IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorized them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems were assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection, or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule, with critical energy delivery systems for both SoCalGas and SDG&E Year
2000 Ready since June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Sempra Energy's current schedule for Year 2000 testing and readiness for non-critical systems is to be completed by the end of 1999. In certain cases, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change. In addition, a continued readiness management process has been implemented to monitor and review the progress of Year 2000 readiness of the Company's systems.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $44 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the scenario is for small, localized interruptions of utility service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

To assist in preparing for and mitigating these possible scenarios, Sempra Energy is a member of several industry-wide efforts established to deal with Year 2000 problems affecting embedded systems and equipment used by the nation's natural gas and electric power companies. Successful contingency drills were held with eight west-coast natural gas pipeline companies on August 24, 1999 and with the North American Electric Reliability Council (NERC) on September 9, 1999.

Under these efforts, participating utilities are working together to assess specific vendors' system problems and to test plans. These assessments are being shared by the industry as a whole to facilitate Year 2000 problem solving.

A portion of this risk is due to the various Year 2000 Ready schedules of major suppliers and customers. The Company continues to contact its major suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and its non-IT systems.

The Company's Contingency Plans

The Company's contingency plans for Year-2000-related interruptions have been completed and were submitted to the CPUC on July 1, 1999. These plans will continue to be revised and improved during the remainder of 1999. The contingency plans include emergency backup and recovery procedures, replacing electronic applications with manual processes, and identification of alternate suppliers, along with increasing inventory levels. In addition, the following key contingency actions will be taken.

? Only critical system changes will be implemented during December 1999 and January 2000.
? An hour-by-hour plan will be developed to cover key contingency actions.
? On-site staffing will be in place at key operational and administrative locations.
? Designated standby staff will be on-call with thirty-minute availability.
? Emergency Operations Centers will be activated on December
31, 1999.
? Walk-through drills are being held during the fourth quarter of 1999.

Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Company's performance in the near future will primarily depend on the results of the California utilities. Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed in this section and in "Other Operations" and "International Operations" below.

Chilquinta Energia S.A. Acquisition

See Note 2 of the notes to Consolidated Financial Statements and
"International Operations" below for a discussion of the acquisition of Chilquinta Energia S.A. and Luz del Sur S.A.

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

SoCalGas' PBR is in effect through December 31, 2002; however, the CPUC decision allows for the possibility that changes to the PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding application, which is expected to become effective during the first quarter of 2000. See additional discussion in "Biennial Cost Allocation Proceeding" below. SDG&E continues to participate in PBR for its electric distribution and natural gas businesses. In December 1998, the CPUC approved SDG&E's Cost of Service proceeding, resulting in an authorized revenue increase of $12 million (an electric distribution increase of $18 million and a natural gas decrease of $6 million). New rates became effective on January 1, 1999. On May 13, 1999 the CPUC adopted a decision on the PBR design issues of SDG&E's distribution PBR application, incorporating the rate-indexing mechanism proposed by SDG&E, but also approving tighter bands for sharing enhanced earnings than previously in effect for SDG&E. The decision also adopted an all-party settlement on various performance incentives, allowing SDG&E the opportunity to accrue up to $14.5 million annually in performance rewards or penalties. Certain intervenors requested a rehearing of the rate-indexing mechanism. On November 4, 1999 the CPUC denied this request. The new PBR mechanism is effective retroactive to January 1, 1999 and remains in effect until December 31, 2002. SDG&E must file a new cost of service study and a request for a new PBR mechanism in December 2001.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For 1999, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base (ROR), unchanged from 1998. For SDG&E, electric-industry restructuring is changing the method of calculating the utility's annual cost of capital. SDG&E's May 1998 application to the CPUC for unbundled rates established new, separate rates of return for SDG&E's electric distribution and natural gas businesses. The application proposed a 12.00 percent ROE, which would produce an overall ROR of 9.33 percent. A CPUC decision in June 1999 granted SDG&E an ROE of 10.6 percent (overall ROR of 8.75 percent). This resulted in annual revenue requirement reductions of $14.6 million and $4.8 million for SDG&E's electric distribution and gas sales, respectively, effective July 1, 1999. SDG&E filed an Application for Rehearing of this decision in July 1999, requesting that the ROE be increased to 10.8 percent after correcting computational errors in the original decision. The Application for Rehearing is pending.

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's costs are allocated among various customer classes (residential, commercial, industrial, etc.). The utilities filed the 1999 BCAP application in October 1998, with hearings held during the first half of 1999. At the conclusion of hearings, a joint BCAP recommendation was reached proposing, among other things, an overall natural gas rate reduction of $229 million for SoCalGas and $11 million for SDG&E. A CPUC decision is expected during the first quarter of 2000.

INTERNATIONAL OPERATIONS

As discussed in Note 2 of the notes to Consolidated Financial
Statements, in June 1999 and in September 1999, Sempra Energy invested in two additional utility companies in South America.

Results for international operations for the three-month and nine-month periods ended September 30, 1999 were net income of $7 million and $6 million, respectively, compared to breakeven for the three-month period and a net loss of $3 million for the nine-month period in 1998. The losses were primarily due to expenses related to the evaluation of international opportunities. The increase in net income during the three-month and nine-month periods ended September 30, 1999 are primarily due to income from Chilquinta Energia S.A., and lower operating costs and increased sales (as a result of colder weather) in Argentina.

Accounting for international operations has resulted in foreign currency translation adjustments, as further discussed in Note 4 of the notes to Consolidated Financial Statements.

OTHER OPERATIONS

Sempra Energy Trading Corp. (SET), a leading natural-gas power marketing firm headquartered in Stamford, Connecticut, was jointly acquired by PE and Enova on December 31, 1997. For the three-month and nine-month periods ended September 30, 1999, SET recorded net income of $5 million and $9 million, compared to net losses of $4 million and $11 million for the same periods in 1998. The increase in income was primarily due to greater penetration of all customer segments resulting in higher volumes traded in 1999. In addition, new European crude oil and natural gas trading contributed to 1999 earnings.

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties and alternative-fuel projects. SEF's portfolio includes over 1,250 properties throughout the United States, Puerto Rico and the Virgin Islands. These investments are expected to provide income-tax benefits (primarily from income-tax credits) over the next several years. For the three-month and nine-month periods ended September 30, 1999, SEF recorded net income of $6 million and $20 million, compared to net income of $4 million and $16 million for the same periods in 1998.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1998 except as to the sale of the power plants and related impact on stranded costs, and the significant expansion into international operations. "ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein includes discussion of various risk issues.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the three months ended September 30, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the nine months ended
      September 30, 1999.

(b)  Reports on Form 8-K

      None.






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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)






Date: November 12, 1999            By:       /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Vice President and Controller