Form 10-K
period 1999-12-31
SEMPRA ENERGY
filed 2000-03-29
CIK 1032208

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended    December 31, 1999
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 33.  Glossary on page 41.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2000 was $3.4 billion.

Registrant's common stock outstanding as of March 23, 2000 was 204,220,661 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement prepared for the May 2000 annual meeting of shareholders are incorporated by reference into Part
III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .21
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .22
Item 4.  Submission of Matters to a Vote of Security Holders. .22

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . .22
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . .23
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .24
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . .24
Item 8.  Financial Statements and Supplementary Data. . . . . .24
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . .24

PART III
Item 10. Directors and Executive Officers of the Registrant . .25
Item 11. Executive Compensation . . . . . . . . . . . . . . . .26
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . .26
Item 13. Certain Relationships and Related Transactions . . . .26

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . .27

Independent Auditors' Consent and Report on Schedule. . . . . .29

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .32

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .33

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . .41




This report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans" "intends," "may" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

These statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business and regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.


                             PART I

ITEM 1. BUSINESS

Description of Business
A description of Sempra Energy and its subsidiaries (the Company) is given in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" of the 1999 Annual Report to
Shareholders, which is incorporated by reference.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is that affecting its utility subsidiaries, which is discussed below. Other subsidiaries are also subject to governmental regulation.

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

San Diego Gas and Electric (SDG&E) has separate electric and gas franchises with the two counties and the 25 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and/or natural gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Chula Vista (2003), Encinitas (2012), San Diego
(2021) and Coronado (2028); and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

California Utility Regulation
The California Public Utilities Commission (CPUC) regulates SDG&E's and SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

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

United States Utility Regulation
The Federal Energy Regulatory Commission (FERC) regulates the interstate sale and transportation of natural gas, regulates the transmission and wholesale sales of electricity in interstate commerce, transmission access, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale.

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

International Utility Regulation
The Company's consolidated and unconsolidated affiliates have locations in Argentina, Canada, Chile, Mexico, Peru and Uruguay.
These operations are subject to the local, federal and other regulations of the countries in which they are located.

Licenses and Permits
SoCalGas and SDG&E obtain a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas. They require periodic renewal, which results in continuing regulation by the granting agency. In addition, SDG&E obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of electricity.

Other regulatory matters are described throughout this report.

SOURCES OF REVENUE

Industry segment information is contained in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and in Note 15 of the notes to Consolidated Financial
Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

NATURAL GAS OPERATIONS

The Company purchases, sells, distributes, stores and transports natural gas. SDG&E supplies natural gas to its customers (including transport to electric generating plants) in San Diego and southern Orange counties, comprising a 4,100-square-mile service territory. SoCalGas owns and operates a natural gas distribution, transmission and storage system that supplies natural gas to its customers (including transport to electric generating plants) throughout a 23,000-square-mile service territory from central California to the Mexican border. On a smaller scale, Sempra Energy International
(SEI) operates natural gas distribution systems in Mexico through 60 percent, 95 percent and 100 percent ownership of DGN-Mexicali, DGN-Chihuahua and DGN-La Laguna, respectively. The operations of SoCalGas, SDG&E and SEI's operations in Mexico are included in the following discussion of the Company's natural gas operations. SEI also has interests in natural gas operations in South America which are not consolidated and, therefore, are not included in these discussions. Additional information on international operations is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Supplies of Natural Gas
The Company buys natural gas under several short-term and long-term contracts. Short-term purchases are based on monthly spot-market prices. SoCalGas has firm pipeline capacity contracts with pipeline companies that expire at various dates through 2006. SDG&E has long-term capacity contracts with interstate pipelines which expire at various dates between 2007 and 2023.

Most of the natural gas purchased and delivered by the Company is produced outside of California. These supplies are delivered to the Company's intrastate transmission system by interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Natural Gas Company. These interstate companies provide transportation services for supplies purchased from other sources by the Company or its transportation customers. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC. Existing pipeline capacity into California exceeds current demand by over 1 billion cubic feet (bcf) per day. The implications of this excess are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1999 Annual Report to Shareholders, which is incorporated by reference.

The following table shows the sources of natural gas deliveries from 1995 through 1999.



                                                                Year Ended December 31
                                          -------------------------------------------------------------------
                                            1999           1998          1997           1996           1995
-------------------------------------------------------------------------------------------------------------
Natural Gas Purchases: (billions of cubic feet)
 Spot market                                 390            388           330            323            296
 Long-term contracts                          76            104           100            108            128
                                          -------        -------       -------        -------        -------
    Total Purchases                          466            492           430            431            424

Customer-owned and
  exchange receipts                          574            521           514            422            531

Storage withdrawal
   (injection) - net                          (6)           (28)           (3)            42            (13)

Company use and
  unaccounted for                            (16)           (23)          (11)           (11)            (5)
                                          -------        -------       -------        -------        -------
    Net Deliveries                         1,018            962           930            884            937
                                          =======        =======       =======        =======        =======

Natural Gas Purchases: (millions of dollars)
 Commodity costs                          $1,084         $1,092        $1,160         $  879         $  666

 Fixed charges*                              147            174           250            276            264
                                          -------        -------       -------        -------        -------
    Total Purchases                       $1,231         $1,266        $1,410         $1,155         $  930
                                          =======        =======       =======        =======        =======

Average Commodity Cost of Purchases
  (Dollars per Thousand Cubic Feet)       $ 2.33         $ 2.22        $ 2.69         $ 2.04         $ 1.57
                                          =======        =======       =======        =======        =======

*    Fixed charges primarily include pipeline demand charges, take or pay settlement costs, and other direct-billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas and SDG&E.



Market-sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts, ranging from one month to ten years, based on spot prices) accounted for 91 percent of total natural gas volumes purchased by the Company during 1999, as compared with 79 percent and 77 percent during 1998 and 1997, respectively. These supplies were generally purchased at prices significantly below those of long-term, fixed-price sources of supply.

During 1999, the Company, including its Mexico operations, delivered 1,018 bcf of natural gas through its system. Approximately 56 percent of these deliveries were customer-owned natural gas for which the Company provided transportation services. The balance of natural gas deliveries was gas purchased by the Company and resold to customers. The Company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of utility electric generation (UEG), wholesale, large commercial, industrial and off-system (outside the Company's normal service territory) customers. Of the 5.7 million customer meters in the Company's service territory, only 1,700 serve the noncore market.

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

In 1999 for SoCalGas, 87 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 13 percent allocated to the noncore customers. In 1999 for SDG&E, 90 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 10 percent allocated to the noncore customers.

Although revenues from transportation throughput is less than for natural gas sales, the Company generally earns the same margin whether the Company buys the gas and sells it to the customer or transports natural gas already owned by the customer.

The Company also provides natural gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store natural gas on an "as available" basis, usually during the summer to reduce winter purchases when natural gas costs are generally higher. As of December 31, 1999, the Company was storing approximately 22 bcf of customer-owned gas.

Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in the natural-gas markets is largely dependent upon the health and expansion of the southern California economy. Excluding customer meters in Mexico of approximately 20,000, the Company added approximately 101,000 and 58,000 new customer meters in 1999 and 1998, respectively, representing growth rates of 1.5 percent and 1.0 percent, respectively. The Company expects its growth rate for 2000 to be at the 1999 level.

During 1999, 99 percent of residential energy customers in SoCalGas' service area used natural gas for water heating, 96 percent for space heating, 76 percent for cooking and 55 percent for clothes drying. In SDG&E's service area, 91 percent of residential energy customers used natural gas for water heating, 73 percent for space heating, 52 percent for cooking and 35 percent for clothes drying.

Demand for natural gas by noncore customers is very sensitive to the price of competing fuels. Although the number of noncore customers in 1999 was only 1,700, they accounted for approximately 13 percent of the authorized natural gas revenues and 57 percent of total natural gas volumes. External factors such as weather, electric deregulation, the use of hydro-electric power, competing pipeline bypass and general economic conditions can result in significant shifts in this market. The demand for natural gas by large UEG customers is also greatly affected by the price and availability of electric power generated in other areas and purchased by the Company's UEG customers. Natural gas demand in 1999 for UEG customer use increased primarily due to higher electric energy usage in the summer, as a result of warmer weather. UEG customer demand decreased in 1998 as a result of decreased demand for electricity.

Effective March 31, 1998, electric industry restructuring gave California consumers the option of selecting their electric energy provider from a variety of local and out-of-state producers. As a result, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on the Company's natural gas operations, future volumes of natural gas transported for UEG customers may be adversely affected to the extent that regulatory changes divert electricity from the Company's service area.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 13 and 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

ELECTRIC OPERATIONS

Resource Planning
In September 1996, California enacted a law restructuring California's electric utility industry. The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. As mentioned briefly above, beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively.

Additional information concerning electric-industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 13 and 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Electric Resources
In connection with California's electric-industry restructuring, beginning March 31, 1998, the California investor-owned utilities
(IOUs) are obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. The IOUs also are obligated to purchase from the PX the power that they sell. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. In 1999, SDG&E completed divestiture of its owned generation other than nuclear. SDG&E continues to have purchased-power contracts, which it bids into the PX. Based on generating plants in service and purchased-power contracts currently in place, at February 29, 2000 the megawatts (mw) of electric power available to SDG&E to bid into the PX are as follows:

    Source                                         Mw
    --------------------------------------------------
    Nuclear generating plants                      430*
    Long-term contracts with other utilities       175
    Contracts with others                          493
                                                 -----
            Total                                1,098
                                                 =====
    * Net of plants' internal usage

Natural Gas/Oil Generating Plants: In connection with electric-industry restructuring, in December 1998, SDG&E entered into agreements for the sale of its South Bay and Encina power plants and 17 combustion turbines. During the quarter ended June 30, 1999, these sales were completed for total net proceeds of $466 million. The South Bay Power Plant sale to the San Diego Unified Port District for $110 million was completed on April 23, 1999. Duke South Bay, a subsidiary of Duke Energy Power Services, will manage the plant for the Port District. The sale of Encina Power Plant and 17 combustion-turbine generators to Dynegy Inc. and NRG Energy Inc. for $356 million was completed on May 21, 1999. SDG&E will operate and maintain both facilities for the new owners for the next two years.

San Onofre Nuclear Generating Station (SONGS): SDG&E owns 20 percent of the three nuclear units at SONGS (located south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of Units 2 and 3. Southern California Edison (Edison) owns the remaining interests and operates the units.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut down the unit. At that time SDG&E began the recovery of its remaining capital investment, with full recovery completed in April 1996. The unit's spent nuclear fuel has been removed from the reactor and stored on-site. In March 1993, the NRC issued a Possession-Only License for Unit 1, and the unit was placed in a long-term storage condition in May 1994. In June 1999, the CPUC granted authority to begin decommissioning Unit
1. That work is now in progress.

Units 2 and 3 began commercial operation in August 1983 and April
1984, respectively. SDG&E's share of the capacity is 214 mw of Unit 2 and 216 mw of Unit 3.

During 1999 SDG&E spent $10 million on capital modifications and additions and expects to spend $6 million in 2000. SDG&E deposits funds in an external trust to provide for the future dismantling and decontamination of the units.

Additional Information: Additional information concerning the SONGS units, nuclear decommissioning and industry restructuring (including SDG&E's divestiture of its electric generation assets) is provided below and in "Environmental Matters" and "Electric Properties" herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 6, 13 and 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.


Purchased Power: The following table lists contracts with the various suppliers:
                        Expiration         Megawatt
  Supplier                 Date           Commitment   Source
-------------------------------------------------------------------
Long-Term Contracts with Other Utilities:

Portland General
Electric (PGE)         December 2013            75    Coal

Public Service
Company of
New Mexico (PNM)       April 2001              100    System supply
                                             -----
                  Total                        175
                                             =====
Other Contracts:

PacifiCorp             December 2001           100    System Supply

Avista Supply          December 2001           150    System Supply

Applied Energy         December 2019           102    Cogeneration

Yuma Cogeneration      June 2024                50    Cogeneration

Goal Line Limited
Partnership            December 2025            50    Cogeneration

Other (89)             Various                  41    Cogeneration
                                            ------
                  Total                        493
                                            ======

Under the contracts with PGE and PNM, SDG&E pays a capacity charge plus a charge based on the amount of energy received. Charges under these contracts are based on the selling utility's costs, including a return on and depreciation of the utility's rate base (or lease payments in cases where the utility does not own the property), fuel expenses, operating and maintenance expenses, transmission expenses, administrative and general expenses, and state and local taxes. Charges under contracts from PacifiCorp and Avista are for firm energy only and are based on the amount of energy received. The prices under these contracts are at the market value at the time the contracts were negotiated. Costs under the remaining contracts (all with Qualifying Facilities) are based on SDG&E's avoided cost.

Additional information concerning SDG&E's purchased-power contracts is described below, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Power Pools
SDG&E is a participant in the Western Systems Power Pool (WSPP), which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 200 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to target and coordinate delivery of cost-effective sources of power from outside their service territories through a centralized exchange of information.

Transmission Arrangements
Pacific Intertie: The Pacific Intertie, consisting of AC and DC transmission lines, connects the Northwest with SDG&E, Pacific Gas & Electric (PG&E), Edison and others under an agreement that expires in July 2007. SDG&E's share of the intertie was 266 mw.

Southwest Powerlink: SDG&E's 500-kilovolt Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego. SDG&E's share of the line is 931 mw, although it can be less, depending on specific system conditions.

Mexico Interconnection: Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 mw.

Due to electric-industry restructuring (see "Transmission Access" below), the operating rights of SDG&E on these lines have been transferred to the ISO.

Transmission Access
As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission-access provisions. These rules specify FERC-required procedures for others' requests for transmission service. In October 1997 the FERC approved the transfer of control by the California IOUs of their transmission facilities to the ISO. Beginning on March 31, 1998 the ISO is responsible for the operation and control of the transmission lines. Additional information regarding the ISO and transmission access is provided below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1999 Annual Report to Shareholders, which is incorporated by reference.


Fuel and Purchased-Power Costs
The following table shows the percentage of each electric-fuel source used by SDG&E and compares the costs of the fuels with each other and with the total cost of purchased power:

                    Percent of Kwhr              Cents per Kwhr
-------------------------------------------------------------------
                  1999    1998    1997        1999    1998    1997
                  -----   -----   -----       ----    ----    ----
Natural gas        6.5%   17.3%   19.8%        3.0     3.0     3.3
Nuclear fuel      12.6    11.5    11.8         0.5     0.6     0.6
Fuel oil                           0.1                         2.4
                  -----   -----   -----
Total generation  19.1    28.8    31.7
Purchased power
  and ISO/PX      80.9    71.2    68.3         3.7     3.5     2.8
                  -----   -----   -----
Total            100.0%  100.0%  100.0%
                 ======  ======  ======

As described previously, SDG&E sold its South Bay and Encina power plants and 17 combustion turbines during the quarter ended June 30, 1999. Since the primary fuel source of these plants is natural gas, the percentage of Kwhr for natural gas in the above table decreased compared to 1998.

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

Electric Fuel Supply
Natural Gas: Information concerning natural gas is provided in "Natural Gas Operations" herein.

Nuclear Fuel: The nuclear-fuel cycle includes services performed by others under contract through 2003, including mining and milling of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment services and enriched uranium hexafluoride, and fabrication of fuel assemblies.

Spent fuel is being stored at SONGS, where storage capacity will be adequate at least through 2005. If necessary, modifications in fuel-storage technology can be implemented to provide on-site storage capacity for operation through 2013, the expiration date of the NRC operating license. The plan of the U.S. Department of Energy (DOE) is to provide a permanent storage site for the spent nuclear fuel by 2010.

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

Additional information concerning nuclear-fuel costs is provided in
Note 13 of the notes to consolidated financial statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

INTERNATIONAL OPERATIONS

Sempra Energy International (SEI) develops, operates and invests in energy infrastructure projects, including natural gas distribution systems and power generation facilities, outside of the United States. SEI has interests in natural gas and/or electric transmission and distribution projects in Argentina, Canada, Chile, Mexico, Peru and Uruguay and is pursuing other projects in Latin America.

In June 1999, SEI and Public Service Enterprise Group (PSEG) announced the completion of the joint purchase of 90 percent of Chilquinta Energia S.A. (Energia). In January 2000, SEI and PSEG purchased an additional 9.75 percent of Energia, increasing their total holdings to 99.98 percent. In September 1999, SEI and PSEG completed their acquisition of 47.5 percent of the outstanding shares of Luz del Sur S.A., a Peruvian Electric Company. This acquisition, combined with the 37 percent already owned through Energia, increased the companies' total joint ownership to 84.5 percent of Luz del Sur S.A.

In March 1998, Pacific Enterprises (PE) increased its existing investment in two Argentine natural gas utility holding companies (Sodigas Pampeana S.A. and Sodigas Sur S.A.) by purchasing an additional 9-percent interest for $40 million. With this purchase, PE's interest in the holding companies was increased to 21.5 percent. In June, 1999, the Company contributed capital to Sodigas Pampeana S.A. and Sodigas Sur S.A. to retire $32 million of debt outstanding. These natural gas distribution companies serve 1.2 million customers in central and southern Argentina, respectively, and have a combined throughput of 650 million cubic feet per day.

SEI owns 60 percent of Distribuidora de Gas Natural de Mexicali, S. de R.L. de C.V. (DGN-Mexicali), a Mexican company that holds the first license awarded to a private company to build a natural gas distribution system in Mexico. On August 20, 1997, DGN-Mexicali began to deliver natural gas to customers in Mexicali, Baja California. It will invest up to $25 million to provide service to 25,000 customers during the first five years of operation, of which one-third has been spent as of December 31, 1999.

SEI owns 95 percent of Distribuidora de Gas Natural de Chihuahua,
S. de R.L. de C.V. (DGN-Chihuahua), which distributes natural gas to the city of Chihuahua, Mexico and surrounding areas. On July 9, 1997, it acquired ownership of a 16-mile transmission pipeline serving 20 industrial customers. It will invest nearly $50 million to provide service to 50,000 customers in the first five years of operation, of which one-half has been spent as of December 31, 1999.

In May 1999 SEI was awarded a 30-year license to build and operate a natural gas distribution system in the La Laguna-Durango zone in north-central Mexico. SEI will invest over $40 million in the project during the first five years of operation.

In August 1998, SEI was awarded a 10-year agreement by the Mexican Federal Electric Commission to provide natural gas for the Presidente Juarez power plant in Rosarito, Baja California. The contract provides for delivery of up to 300 million cubic feet per day of natural gas transportation services in the United States and construction of a 23-mile pipeline from the U.S.-Mexico border to the plant. Construction of the pipeline is anticipated to be completed by mid-2000 at a cost of $35 million. The pipeline will also serve as a link for a natural gas distribution system in Tijuana, Baja California, between San Diego and Rosarito.

In May 1998, PE was awarded a concession by the government of Uruguay to build a natural gas and propane distribution system to serve most of the country, excluding Montevideo. SEI is in discussions with the Uruguayan government in regard to the terms of the concession agreement.

Net income for international operations in 1999 was $10 million compared to net losses of $4 million and $9 million for 1998 and 1997, respectively.

Additional information on international operations is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY TRADING (SET)

SET, a leading natural gas and power marketing firm headquartered in Stamford, Connecticut, was acquired on December 31, 1997. In July 1998, SET purchased a wholesale trading and commercial marketing subsidiary of Consolidated Natural Gas to expand its operation in the eastern United States. During 1999, SET commenced its European operations, opening offices in Dusseldorf, Oslo and London.

SET derives a substantial portion of its revenue from market making and trading activities, as a principal, in natural gas, petroleum and electricity. It quotes bid and offer prices to end users and other market makers. It also earns trading profits as a dealer by structuring and executing transactions that permit its counterparties to manage their risk profiles. In addition, it takes positions in energy markets based on the expectation of future market conditions. For the year ended December 31, 1999, SET had operating revenues of $450 million and net income of $19 million. Additional information on SET is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3, 10 and 15 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

RATES AND REGULATION

The Company's principal subsidiaries, SoCalGas and SDG&E, are regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate within the best interests of their customers. The regulatory structure is complex and has a substantial impact on the profitability of the Company. Both the electric and natural gas industries are currently undergoing transitions to competition.

Electric Industry Restructuring
In September 1996, California enacted a law restructuring its electric utility industry. The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. Additional information on electric-industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Natural Gas Industry Restructuring
The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In January 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. Additional information on natural gas industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Balancing Accounts
In general, earnings fluctuations from changes in the costs of natural gas and consumption levels for the majority of natural gas are eliminated by balancing accounts authorized by the CPUC. As a result of California's electric restructuring law, overcollections recorded in the electric balancing accounts were applied to transition cost recovery, and fluctuations in certain costs and consumption levels now can affect earnings from electric operations. Additional information on balancing accounts is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Performance-Based Regulation (PBR)
To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Additional information on PBR is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Biennial Cost Allocation Proceeding (BCAP)
Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs and, for SoCalGas, is subject to the limitations of the Gas Cost Incentive Mechanism (GCIM) provided below. The BCAP will continue under PBR. Additional information on the BCAP is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Gas Cost Incentive Mechanism (GCIM)
The GCIM is a process SoCalGas uses to evaluate its natural-gas purchases, substantially replacing the previous process of reasonableness reviews. Additional information on the GCIM is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Affiliate Transactions
In December 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California IOUs conduct business with their affiliates. Information on affiliate transactions is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Cost of Capital
Under PBR, annual Cost of Capital proceedings have been replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. Additional information on the utilities' cost of capital is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the Company are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1999 Annual Report to Shareholders, which is incorporated by reference. The following additional information should be read in conjunction with those discussions.

Hazardous Substances
In 1994, the CPUC approved the Hazardous Waste Collaborative balancing account, a mechanism that allows SoCalGas, SDG&E and other utilities to recover in rates the costs associated with the cleanup of sites contaminated with hazardous waste. In general, utilities are allowed to recover 90 percent of their cleanup costs and any related costs of litigation. In early 1998, the CPUC modified this mechanism to exclude these costs related to electric generation activities. These costs are now eligible for inclusion in the Competition Transition Cost (CTC) recovery process, discussed in Note 14 of the notes to Consolidated Financial Statements of the 1999 Annual Report to Shareholders, which is incorporated by reference.

During the early 1900s, SDG&E, SoCalGas and their predecessors manufactured gas from coal or oil. The manufacturing sites often have become contaminated with the hazardous residual by-products of the process. SDG&E has identified three former manufactured-gas plant sites. One site has received a site-closure letter and an environmental assessment has been conducted at the other two sites. At December 31, 1999 estimated remaining remediation liability on these two sites is $3 million. In addition, SoCalGas has identified 42 former manufactured-gas plant sites at which it (together with other users as to 21 of these sites) may have cleanup obligations. As of December 31, 1999, 13 of these sites have been remediated, of which 10 have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 39 of the sites. At December 31, 1999, SoCalGas' estimated remaining investigation and remediation liability for all of these sites is $64 million.

Station B, located in downtown San Diego, was operated as a steam and electric generating facility between 1911 and June 1993. Activities to dismantle and decommission the facility required the removal of asbestos and lead-based paint, and the removal or cleanup of other substances. These activities were completed in 1999 at a cost of $6 million. The sale of Station B was completed in December 1999.

SDG&E sold the South Bay and Encina power plants and 17 combustion turbines in 1999. SDG&E conducted a thorough environmental assessment of the power plants and combustion turbine sites. Pursuant to the sale agreements, SDG&E and the buyers have apportioned responsibility for remediation obligations for contamination existing on these sites. Estimated costs to perform the necessary remediation at all sites are approximately $10 million. Together with other appropriate costs, these costs were offset against the sales price for the facilities and the remaining net proceeds were offset against SDG&E's other transition costs.

The Company and other subsidiaries have been named as potentially responsible parties (PRPs) in relation to two landfills and four industrial waste disposal sites as described below.

Remedial actions and negotiations with other PRPs and the United States Environmental Protection Agency (EPA) have been in progress since 1986 and 1993 for the two landfill sites. The Company's share of costs to remediate these sites is estimated to be approximately $3.7 million, of which $1.2 million was incurred during 1999.
In the early 1990s, the Company was notified of two industrial waste treatment facilities. A feasibility study and remedial investigation have been submitted and accepted by the EPA for one of these sites. Total estimated remediation cost for both facilities is $420,000.

The Company and 10 other entities have been named PRPs by the Department of Toxic Substance Control (DTSC) as liable for any required corrective action regarding contamination at an industrial waste disposal site in Pico Rivera, California. DTSC has taken this action because SDG&E and others sold used transformers to the site's owner. SDG&E and the other PRPs have entered into a cost-sharing agreement to provide funding for the implementation of a consent order between DTSC and the site owner for the development of a cleanup plan. SDG&E's interim share under the agreement is 10.1%, subject to adjustment based on the ultimate responsibility allocations. The estimate for the development of the cleanup plan and the actual cleanup is $3 million to $9 million.

In December 1999, SoCalGas was notified that it is a PRP at the Gibson Oil waste treatment facility in Bakersfield, California. SoCalGas is working with other PRPs in order to remove from the site certain liquid wastes that threaten to be released. It is too early to determine the existence or extent of any prior releases or the Company's potential total liability.

At December 31, 1999, the Company's estimated remaining investigation and remediation liability related to hazardous waste sites, including the manufactured gas sites, was $70 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation cost associated with the sale of the electric-generation plants and the 17 combustion turbines. The Company believes that any costs not ultimately recovered through rates, insurance or other means, will not have a material adverse effect on the Company's consolidated results of operations or financial position.

Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset.

Electric and Magnetic Fields (EMFs)
Although scientists continue to research the possibility that exposure to EMFs causes adverse health effects, science has not demonstrated a cause-and-effect relationship between adverse health effects and exposure to the type of EMFs emitted by power lines and other electrical facilities. Some laboratory studies suggest that such exposure creates biological effects, but those effects have not been shown to be harmful. The studies that have most concerned the public are epidemiological studies, some of which have reported a weak correlation between childhood leukemia and the proximity of homes to certain power lines and equipment. Other epidemiological studies found no correlation between estimated exposure and any disease. Scientists cannot explain why some studies using estimates of past exposure report correlations between estimated EMF levels and disease, while others do not.

To respond to public concerns, the CPUC has directed California utilities to adopt a low-cost EMF-reduction policy that requires reasonable design changes to achieve noticeable reduction of EMF levels that are anticipated from new projects. However, consistent with the major scientific reviews of the available research literature, the CPUC has indicated that no health risk has been identified.

Air and Water Quality
California's air quality standards are more restrictive than federal standards. However, as a result of the sale of the Company's fossil-fuel power plants and combustion turbines, the Company's primary air-quality issue, compliance with these standards is less significant.

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. This mitigation program includes an enhanced fish-protection system, a 150-acre artificial reef and restoration of 150 acres of coastal wetlands. In addition, the owners must deposit $3.6 million with the state for the enhancement of fish hatchery programs and pay for monitoring and oversight of the mitigation projects. SDG&E's share of the cost is estimated to be $24 million. The pricing structure contained in the CPUC's decision regarding accelerated recovery of SONGS Units 2 and 3 is expected to accommodate these added mitigation costs.

OTHER MATTERS

Year 2000
There were only a few, very minor Year 2000 interruptions to the Company's automated systems and applications, suppliers and customers. The Company incurred expenses of $48 million (including $7.6 million in 1999) for its Year 2000 readiness effort and expects to incur no additional costs.

Research, Development and Demonstration (RD&D)
The SoCalGas RD&D portfolio is focused in five major areas:
Operations, Utilization Systems, Power Generation, Public Interest and Transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety and reduced environmental mitigation and other utility operating costs. The CPUC has authorized SoCalGas to recover its operating cost associated with RD&D. SoCalGas' annual RD&D costs have averaged $9.1 million over the past three years.

As a result of electric-industry restructuring, SDG&E has significantly reduced its electric RD&D program. For 1999, the CPUC authorized SDG&E to fund $1.2 million and $4 million in its natural gas and electric RD&D programs, respectively, which includes $3.9 million to the CEC's electric public purpose RD&D program. SDG&E's annual RD&D costs have averaged $4.7 million over the past three years.

Employees of Registrant
As of December 31, 1999 the Company had 11,248 employees, compared to 11,148 at December 31, 1998.

Wages
SoCalGas and SDG&E employ over 9,000 persons. At SoCalGas, field, technical and most clerical employees are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement on wages, hours and working conditions remains in effect through March 31, 2000. Negotiations for a new agreement are ongoing. Employees at SDG&E are represented by the Local 465 International Brotherhood of Electrical Workers with two labor agreements. The generation contract runs through February 28, 2001 and the transmission and distribution contract runs through August 31, 2001.

ITEM 2. PROPERTIES

Electric Properties
The Company's generating capacity is described in "Electric
Resources" herein.

The Company's electric transmission and distribution facilities include substations, and overhead and underground lines.
Periodically various areas of the service territory require expansion to handle customer growth.

Natural Gas Properties
At December 31, 1999, the Company owned approximately 3,021 miles of transmission and storage pipeline, 51,566 miles of distribution pipeline and 50,002 miles of service piping. It also owned 12 transmission compressor stations and 6 underground storage reservoirs (with a combined working capacity of approximately 117.8
Bcf).

Other Properties
The 21-story corporate headquarters building at 101 Ash Street, San Diego, is occupied pursuant to a capital lease through the year
2005. The lease has four separate five-year renewal options.

SoCalGas has a 15-percent limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas leases approximately half of the building through the year 2011. The lease has six separate five-year renewal options.

SDG&E occupies an office complex at Century Park Court in San Diego pursuant to an operating lease ending in the year 2007. The lease can be renewed for two five-year periods.

The Company owns or leases other offices, operating and maintenance centers, shops, service facilities, and equipment necessary in the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

Neither Sempra Energy nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None


                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Common stock of Sempra Energy is traded on the New York and Pacific stock exchanges. At March 23, 2000 there were approximately 80,000 holders of record of the Company's common stock. The quarterly common stock information, including high and low sales prices and dividend declarations, required by Item 5 is included in the schedule of Quarterly Financial Data of the 1999 Annual Report to Shareholders, which is incorporated by reference.

Dividend Restrictions
At December 31, 1999, $863 million of the Company's retained earnings was available for future dividends due to the CPUC's regulation of the utilities' capital structure. Additional information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 1999 Annual Report to Shareholders, which is incorporated by reference.


ITEM 6. SELECTED FINANCIAL DATA


                                      At December 31, or for the years then ended
                                    ------------------------------------------------
(Dollars in millions)                 1999      1998      1997      1996      1995
                                    --------   -------   -------   -------   -------
Income Statement Data:
   Revenues and other income        $ 5,435   $ 5,015    $ 5,115   $ 4,524   $ 4,201
   Operating income                 $   802   $   629    $   927   $   927   $   886
   Net income                       $   394   $   294    $   432   $   427   $   401

Balance Sheet Data:
   Total assets                     $11,270   $10,456    $10,756   $ 9,762   $ 9,837
   Long-term debt                   $ 2,902   $ 2,795    $ 3,175   $ 2,704   $ 2,721
   Short-term debt (a)              $   337   $   373    $   624   $   481   $   485
   Shareholders' equity             $ 2,986   $ 2,913    $ 2,959   $ 2,930   $ 2,815

Per Common Share Data
   Net income
         Basic                      $  1.66   $  1.24    $  1.83   $  1.77   $  1.67
         Diluted                    $  1.66   $  1.24    $  1.82   $  1.77   $  1.67
   Dividends declared               $  1.56   $  1.56    $  1.27   $  1.24   $  1.22
   Book value                       $ 12.58   $ 12.29    $ 12.56   $ 12.21   $ 11.70


(a) Includes long-term debt due within one year.

This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements contained in the 1999 Annual Report to Shareholders, which is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 19 through 35 of the 1999 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from pages 32 through 35 of the 1999 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 38 through 70 of the 1999 Annual Report to Shareholders.
Item 14(a)1 includes a listing of financial statements included in the 1999 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 2000 annual meeting of shareholders. The information required on the Company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age*    Positions
---------------------------------------------------------------------
Richard D. Farman         64     Chairman and Chief Executive Officer

Stephen L. Baum           58     Vice Chairman, President and Chief
                                 Operating Officer

Donald E. Felsinger       52     Group President, Unregulated
                                 Business Units

Warren I. Mitchell        62     Group President, Regulated
                                 Business Units

John R. Light             58     Executive Vice President and
                                 General Counsel

Neal E. Schmale           53     Executive Vice President and
                                 Chief Financial Officer

Darcel L. Hulse           52     Senior Vice President

Frederick E. John         53     Senior Vice President, External
                                 Affairs

Margot A. Kyd             46     Senior Vice President,
                                 Chief Administrative and
                                 Environmental Officer

G. Joyce Rowland          45     Senior Vice President, Human
                                 Resources and Chief Ethics Officer

Frank H. Ault             55     Vice President and Controller


* As of December 31, 1999.

Each Executive Officer has been an officer of the Company or one of its subsidiaries for more than five years, with the exception of Mssrs. Hulse, Light and Schmale. Prior to joining the Company in 1999, Mr. Hulse was President of Unocal Asia-Pacific Ventures. Prior to joining the Company in 1998, Mr. Light was a partner in the law firm of Latham & Watkins. Prior to joining the Company in 1997, Mr. Schmale was Chief Financial Officer of Unocal Corporation.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Proxy Statement prepared for the May 2000 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 2000 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                   Annual Report*

Statement of Management Responsibility for
  Consolidated Financial Statements. . . . . . . . . . . 37

Independent Auditors' Report . . . . . . . . . . . . . . 38

Statements of Consolidated Income for the years
  ended December 31, 1999, 1998 and 1997 . . . . . . . . 39

Consolidated Balance Sheets at December 31,
  1999 and 1998. . . . . . . . . . . . . . . . . . . . . 40

Statements of Consolidated Cash Flows for the
  years ended December 31, 1999, 1998 and 1997 . . . . . 42

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 1999, 1998 and 1997 . . . . . . . . . . . 44

Notes to Consolidated Financial Statements . . . . . . . 45

*Incorporated by reference from the indicated pages of the 1999
Annual Report to Shareholders.

2. Financial statement schedules

The following documents may be found in this report at the indicated page numbers.

Independent Auditors' Consent and
   Report on Schedule. . . . . . . . . . . . . . . . . . 29

Schedule I--Condensed Financial Information of Parent. . 30

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.


3. Exhibits

See Exhibit Index on page 33 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 1999:

Current Report on Form 8-K filed January 28, 2000 and Amended Current Report on Form 8-K/A filed February 8, 2000 reported earnings for the year ended December 31, 1999 and announced a tender offer to purchase common shares and a dividend reduction.

Current Report on Form 8-K filed February 18, 2000 and Current Report on Form 8-K filed February 22, 2000 announced the sale of $200,000,000 of 8.9% Cumulative Quarterly Income Preferred Securities (Series A) and the execution of an underwriting agreement for the issuance and sale of $500,000,000 aggregate principal amount 7.95% Notes due 2010.

Current Report on Form 8-K filed March 9, 2000 reported the final results of the tender offer to purchase common shares.


INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement Numbers 333-51309 and 333-77843 on Form S-3 and Registration Statement Number 333-56161 on Form S-8 of Sempra Energy of our report dated February 4, 2000 (February 25, 2000 as to Note 17), incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 1999.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Sempra Energy listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
March 28, 2000



Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                    SEMPRA ENERGY

            Condensed Statement of Income
    (Dollars in millions, except per share amounts)


For the year ended December 31                       1999        1998
                                                   --------    --------
Operating revenues and other income                 $    9      $   --
Operating expenses, interest and income taxes           22          10
                                                   --------    --------
Loss before subsidiary earnings                        (13)        (10)
Subsidiary earnings                                    407         304
                                                   --------    --------
Net income                                          $  394      $  294
                                                   ========    ========
Average common shares outstanding (basic)           237,245     236,423
                                                   --------    --------
Average common shares outstanding (diluted)         237,553     237,124
                                                   --------    --------
Net income per common share (basic)                 $  1.66     $  1.24
                                                   --------    --------
Net income per common share (diluted)               $  1.66     $  1.24
                                                   ========    ========


                        Condensed Balance Sheet
                         (Dollars in millions)

Balance at December 31                              1999        1998
                                                  --------    --------
Assets:
   Cash and cash equivalents                      $     --    $     67
   Dividends receivable                                 --         100
   Other current assets                                 11         174
                                                  --------     --------
     Total current assets                               11         341
Investments in subsidiaries                          3,828       2,820
Other assets                                           167         106
                                                  --------    --------
     Total Assets                                 $  4,006    $  3,267
                                                  ========    ========

Liabilities and Shareholders' Equity:
   Dividends payable                               $    94     $    93
   Other current liabilities                           298         221
                                                  --------    --------
     Total current liabilities                         392         314
Long-term debt                                         138           9
Loan from SDG&E                                        422          --
Other long-term liabilities                             68          31
Common equity                                        2,986       2,913
                                                  --------    --------
     Total Liabilities and Shareholders' Equity   $  4,006    $  3,267
                                                  ========     =======

                          SEMPRA ENERGY

                   Condensed Statement of Cash Flows
                       (Dollars in millions)

For the year ended December 31                    1999          1998
                                                --------      --------

Cash flows from operating activities            $    337      $     71
                                                --------      --------
Sale of common stock                                   3             4
Loan from SDG&E                                      422            --
Dividends paid                                      (368)          (94)
                                                --------      --------
Cash provided by (used in) financing activities       57           (90)
                                                --------      --------
Expenditures for property, plant and equipment       (86)          (44)
Increase in investments and other assets            (475)           --
Dividends received from subsidiaries                 100           130
                                                --------      --------
Cash provided by (used in) investing activities     (461)           86
                                                --------      --------
Net cash flow                                        (67)           67
Cash and cash equivalents,
   beginning of year                                  67            --
                                                --------      --------
Cash and cash equivalents, end of year          $     --      $     67
                                                ========      ========


Supplemental Disclosure of Cash Flow Information:

  Cash dividends received from subsidiaries     $    200      $    130
                                                ========      ========

  Property dividends received from subsidiaries $      2      $     56
                                                ========      ========















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

Name/Title                              Signature                              Date

Principal Executive Officers:
Richard D. Farman
Chairman, Chief Executive Officer      /s/ Richard D. Farman                 March 7, 2000

Stephen L. Baum
Vice Chairman, President,
Chief Operating Officer                /s/ Stephen L. Baum                   March 7, 2000

Principal Financial Officer:
Neal E. Schmale
Executive Vice President,
Chief Financial Officer                /s/ Neal E. Schmale                   March 7, 2000

Principal Accounting Officer:
Frank H. Ault
Vice President and Controller          /s/ Frank H. Ault                     March 7, 2000

Directors:
Richard D. Farman, Chairman            /s/ Richard D. Farman                 March 7, 2000


Stephen L. Baum, Vice Chairman         /s/ Stephen L. Baum                   March 7, 2000

Hyla H. Bertea, Director               /s/ Hyla H. Bertea                    March 7, 2000

Ann L. Burr, Director                  /s/ Ann L. Burr                       March 7, 2000

Herbert L. Carter, Director            /s/ Herbert L. Carter                 March 7, 2000

Richard A. Collato, Director           /s/ Richard A. Collato                March 7, 2000

Daniel W. Derbes, Director             /s/ Daniel W. Derbes                  March 7, 2000

Wilford D. Godbold, Jr., Director      /s/ Wilford D. Godbold, Jr.           March 7, 2000

Robert H. Goldsmith, Director          /s/ Robert H. Goldsmith               March 7, 2000

William D. Jones, Director             /s/ William D. Jones                  March 7, 2000

Ignacio E. Lozano, Jr., Director       /s/ Ignacio E. Lozano, Jr.            March 7, 2000

Ralph R. Ocampo, Director              /s/ Ralph R. Ocampo                   March 7, 2000

William G. Ouchi, Director             /s/ William G. Ouchi                  March 7, 2000

Richard J. Stegemeier, Director        /s/ Richard J. Stegemeier             March 7, 2000

Thomas C. Stickel, Director            /s/ Thomas C. Stickel                 March 7, 2000

Diana L. Walker, Director              /s/ Diana L. Walker                   March 7, 2000


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

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws

Sempra Energy
-------------
3.01 Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 3.2)).

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

4.03   Ninth Supplemental Indenture dated as of August 1, 1968.
       (Incorporated by reference from SDG&E Registration No. 2-68420,
       Exhibit 2D.)

4.04   Tenth Supplemental Indenture dated as of December 1, 1968.
       (Incorporated by reference from SDG&E Registration No. 2-36042,
       Exhibit 2K.)

4.05   Sixteenth Supplemental Indenture dated August 28, 1975.
       (Incorporated by reference from SDG&E Registration No. 2-68420,
       Exhibit 2E.)

4.06   Thirtieth Supplemental Indenture dated September 28, 1983.
       (Incorporated by reference from SDG&E Registration No. 33-34017,
       Exhibit 4.3.)

Pacific Enterprises/Southern California Gas
-------------------------------------------

4.07 First Mortgage Indenture of Southern California Gas Company to American Trust Company dated as of October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940; Exhibit B-4).

4.08 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of July 1, 1947 (Registration Statement No. 2-7072 filed by Southern California Gas Company on March 15, 1947; Exhibit B-5).

4.09 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955 (Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955;
       Exhibit 4.07).

4.10 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956;
       Exhibit 2.08).

4.11 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972 (Registration Statement No. 2-59832 filed by Southern California Gas Company on September 6, 1977; Exhibit 2.19).

4.12 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976 (Registration Statement No. 2-56034 filed by Southern California Gas Company on April 14, 1976; Exhibit 2.20).


4.13 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981 (Pacific Enterprises 1981 Form 10-K; Exhibit 4.25).

4.14 Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern California Gas Company 1984 Form 10-K; Exhibit 4.29).

4.15 Supplemental Indenture of Southern California Gas Company to Bankers Trust Company of California, N.A., successor to Wells Fargo Bank, National Association dated as of January 15, 1988
       (Pacific Enterprises 1987 Form 10-K; Exhibit 4.11).

4.16 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. dated as of August 15, 1992 (Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992; Exhibit 4.37).


Exhibit 10 -- Material Contracts (Previously filed exhibits are incorporated by reference from Forms 8-K, S-4, 10-K or 10-Q as referenced below).

Sempra Energy
-------------

10.01 Amendment to Employment Agreement, effective December 1, 1998. (Employment agreement, dated as of October 12, 1996 between Mineral Energy Company and Stephen L. Baum (Enova 8-K filed October 15, 1996, Exhibit 10.2))

10.02 Amendment to Employment Agreement effective December 1, 1998. (Employment contract dated as of October 12, 1996 between Mineral Energy Company and Richard D. Farman (Enova 8-K filed October 15, 1996, Exhibit 10.3))

10.03 Amendment to Employment Agreement effective December 1, 1998. (Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Donald E. Felsinger (Enova 8-K filed October 15, 1996, Exhibit 10.4))

10.04 Amendment to Employment Agreement effective December 1, 1998. (Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Warren I. Mitchell (Enova 8-K filed October 15, 1996, Exhibit 10.5))


Enova Corporation and San Diego Gas & Electric Company (SDG&E)
--------------------------------------------------------------

10.05 Transition Property Purchase and Sale Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.1)).

10.06 Transition Property Servicing Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.2)).

Compensation

Sempra Energy
-------------
10.07 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998 (1998 Form 10-K Exhibit 10.09).

10.08 Sempra Energy Deferred Compensation Agreement for Directors effective June 1, 1998 (1998 Form 10-K Exhibit 10.10).

10.09 Sempra Energy Executive Incentive Plan effective June 1, 1998 1998 Form 10-K Exhibit 10.11).

10.10 Sempra Energy Executive Deferred Compensation Agreement effective June 1, 1998 (1998 Form 10-K Exhibit 10.12).

10.11 Sempra Energy Retirement Plan for Directors effective June 1, 1998 (1998 Form 10-K Exhibit 10.13).

10.12 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.1)).

10.13 Sempra Energy 1998 Non-Employee Directors' Stock Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.2)).

San Diego Gas & Electric (SDG&E)
--------------------------------

10.14  Supplemental Executive Retirement Plan restated as of
       July 1, 1994 (1994 SDG&E Form 10-K Exhibit 10.14).

Pacific Enterprises/Southern California Gas Company
---------------------------------------------------

10.15 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992 (Pacific Enterprises 1992
       Form 10-K Exhibit 10.18).


Financing

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.16 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of October 1, 1997 (Enova 1997 Form 10-K
       Exhibit 10.34).

10.17 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (Enova 1996 Form 10-K
       Exhibit 10.31).

10.18 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996 (Enova 1996 Form 10-K
       Exhibit 10.32).

10.19 Loan agreement with City of San Diego in connection with the issuance of $57.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.3).

10.20 Loan agreement with the City of San Diego in connection with the issuance of $92.9 million of Industrial Development
       Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.2).

10.21 Loan agreement with the City of San Diego in connection with the issuance of $70.8 million of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q Exhibit 10.3).

10.22 Loan agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development
       Bonds dated as of September 1, 1992 (Sept. 30, 1992 SDG&E
       Form 10-Q Exhibit 10.1).

10.23 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K
       Exhibit 10.5).

10.24 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996
       (Enova 1996 Form 10-K Exhibit 10.41).

10.25  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.1).

10.26 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).

Natural Gas Transportation

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.27  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K Exhibit 10.58).

10.28  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.29 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (1997 Enova Corporation Form 10-K Exhibit
       10.60).

Nuclear

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.30 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

10.31 Fuel Lease dated as of September 8, 1983 between SONGS Fuel Company, as Lessor and San Diego Gas & Electric Company, as Lessee, and Amendment No. 1 to Fuel Lease, dated September 14, 1984 and Amendment No. 2 to Fuel Lease, dated March 2, 1987 (1992 SDG&E Form 10-K Exhibit 10.11).

10.32  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.7).

10.33 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.32 herein)(1994 SDG&E Form 10-K Exhibit 10.56).


10.34  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.32 herein)(1994 SDG&E Form 10-K Exhibit 10.57).

10.35  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.32 herein)(1996 SDG&E Form 10-K Exhibit 10.59).

10.36  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.32 herein)(1996 SDG&E Form 10-K Exhibit 10.60).

10.37  Fifth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generation Station
       (see Exhibit 10.32 herein)(1999 SDG&E Form 10-K Exhibit 10.26).

10.38  Sixth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.32 herein)(1999 SDG&E Form 10-K Exhibit 10.27).

10.39 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.8).

10.40 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.39 herein)(1996 Form 10-K Exhibit 10.62).

10.41 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.39 herein)(1996 Form 10-K Exhibit 10.63).

10.42  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.39 herein)(1999 SDG&E Form 10-K Exhibit 10.31).

10.43  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.39 herein)(1999 SDG&E Form 10-K Exhibit 10.32).

10.44  Second Amended San Onofre Agreement among Southern
       California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K Exhibit 10.6).

10.45 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K Exhibit 10N).

Exhibit 12 -- Statement re: Computation Of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 1999, 1998, 1997, 1996 and 1995.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 1999 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries

21.01  Schedule of Significant Subsidiaries at December 31, 1999.

Exhibit 23 -- Independent Auditors' Consent, page 29.

Exhibit 27 -- Financial Data Schedules

27.01  Financial Data Schedule for the year ended December 31, 1999.




GLOSSARY


BCAP                    Biennial Cost Allocation Proceeding

Bcf                     One Billion Cubic Feet (of natural gas)

CEC                     California Energy Commission

CPUC                    California Public Utilities Commission

CTC                     Competition Transition Charge

DOE                     Department of Energy

DGN                     Distribuidora de Gas Natural

DTSC                    Department of Toxic Substances Control

Edison                  Southern California Edison Company

EMFs                    Electric and Magnetic Fields

Enova                   Enova Corporation

EPA                     Environmental Protection Agency

FERC                    Federal Energy Regulatory Commission

GCIM                    Gas Cost Incentive Mechanism

IOUs                    Investor-Owned Utilities

ISO                     Independent System Operator

Kwhr                    Kilowatt Hour

Mw                      Megawatt

NRC                     Nuclear Regulatory Commission

PBR                     Performance-Based Ratemaking/Regulation

PE                      Pacific Enterprises

PG&E                    Pacific Gas and Electric Company

PGE                     Portland General Electric Company

PNM                     Public Service Company of New Mexico

PRP                     Potentially Responsible Party

PSEG                    Public Service Enterprise Group

PX                      Power Exchange

ROE                     Return on Equity

ROR                     Rate of Return

SDG&E                   San Diego Gas & Electric Company

SEI                     Sempra Energy International

SET                     Sempra Energy Trading

SoCalGas                Southern California Gas Company

SONGS                   San Onofre Nuclear Generating Station

Southwest Powerlink     A transmission line connecting San Diego to
                        Phoenix and intermediate points

UEG                     Utility Electric Generation

WSPP                    Western Systems Power Pool