Form 10-Q
period 2000-03-31
SEMPRA ENERGY
filed 2000-05-05
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2000
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on April 30, 2000:      204,267,240
                                              ---------------------


ITEM 1.  FINANCIAL STATEMENTS.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions except per-share amounts
                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                           2000     1999
                                                        ------------------
Revenues and Other Income
 Utility revenues:
       Natural gas                                         $  821   $  698
       Electric                                               349      360
 Other operating revenues                                     272      111
 Other income                                                  24       22
                                                        ------------------
            Total                                           1,466    1,191
                                                        ------------------
Expenses
 Cost of natural gas distributed                              390      291
 Electric fuel and net purchased power                        133      101
 Operating expenses                                           499      389
 Depreciation and amortization                                134      142
 Franchise payments and other taxes                            51       45
 Preferred dividends by subsidiaries                            3        3
 Trust preferred distributions by subsidiaries                  2       --
                                                        ------------------
             Total                                          1,212      971
                                                        ------------------
Income Before Interest and Income Taxes                       254      220
Interest                                                       73       58
                                                        ------------------
Income Before Income Taxes                                    181      162
Income taxes                                                   68       63
                                                        ------------------
Net Income                                                 $  113   $   99
                                                        ------------------
Weighted-average number of shares outstanding (Basic)*    228,291  237,065
                                                        ------------------
Weighted-average number of shares outstanding (Diluted)*  228,371  237,408
                                                        ------------------
Net Income Per Share of Common Stock (Basic)               $ 0.49   $ 0.42
                                                        ------------------
Net Income Per Share of Common Stock (Diluted)             $ 0.49   $ 0.42
                                                        ------------------
Common Dividends Declared Per Share                        $ 0.25   $ 0.39
                                                        ------------------
*In thousands of shares
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                     --------------------------
                                                      March 31,    December 31,
                                                         2000          1999
                                                     ----------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                          $    640         $   487
    Accounts receivable - trade                             549             428
    Accounts and notes receivable - other                   120             129
    Income taxes receivable                                  --             144
    Energy trading assets                                 2,050           1,539
    Inventories                                              70             148
    Other                                                   124             165
                                                        -------         -------
      Total current assets                                3,553           3,040
                                                        -------         -------


Investments and other assets:
    Regulatory assets                                       647             670
    Nuclear-decommissioning trusts                          545             551
    Investments                                           1,287           1,164
    Other assets                                            473             451
                                                        -------         -------
      Total investments and other assets                  2,952          2,836
                                                        -------         -------


Property, plant and equipment:
    Property, plant and equipment                        11,264          11,127
    Less accumulated depreciation and amortization       (5,838)         (5,733)
                                                        -------         -------
      Total property, plant and equipment - net           5,426           5,394
                                                        -------         -------
      Total assets                                      $11,931         $11,270
                                                        =======         =======
See notes to Consolidated Financial Statements.


SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                      March 31,    December 31,
                                                         2000          1999
                                                     ----------    ------------
LIABILITIES
Current liabilities:
    Short-term debt                                    $     --         $   182
    Accounts payable                                        807             727
    Accrued income taxes                                     57              --
    Deferred income taxes                                    70              67
    Energy trading liabilities                            1,870           1,365
    Dividends and interest payable                          109             154
    Regulatory balancing accounts - net                     577             357
    Long-term debt due within one year                      153             155
    Other                                                   308             320
                                                        -------         -------
      Total current liabilities                           3,951           3,327
                                                        -------         -------
Long-term debt                                            3,349           2,902
                                                        -------         -------
Deferred credits and other liabilities:
    Customer advances for construction                       70              72
    Post-retirement benefits other than pensions            200             204
    Deferred income taxes                                   641             615
    Deferred investment tax credits                         105             106
    Deferred credits and other liabilities                  811             854
                                                        -------         -------
      Total deferred credits and other liabilities        1,827           1,851
                                                        -------         -------
Preferred stock of subsidiaries                             204             204
                                                        -------         -------
Mandatorily redeemable trust preferred securities           200              --
                                                        -------         -------
Commitments and contingent liabilities (Note 3)
SHAREHOLDERS' EQUITY
Common stock                                              1,412           1,966
Retained earnings                                           996           1,101
Deferred compensation relating to ESOP                      (41)            (42)
Accumulated other comprehensive income                       33             (39)
                                                        -------         -------
      Total shareholders' equity                          2,400           2,986
                                                        -------         -------
      Total liabilities and shareholders' equity        $11,931         $11,270
                                                        =======         =======
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2000        1999
                                                         ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  113     $   99
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                            134        142
   Deferred income taxes and investment tax credits          13          4
   Other - net                                              (75)       (64)
   Net change in other working capital components           472        267
                                                         ------     ------
    Net cash provided by operating activities               657        448
                                                         ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for property, plant and equipment            (131)       (73)
 Other                                                     ( 11)       (35)
                                                         ------     ------
    Net cash used in investing activities                  (142)      (108)
                                                         ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common dividends                                           (94)       (94)
 Sale of common stock                                         1          3
 Repurchase of common stock                                (722)        --
 Issuance of madatorily redeemable trust
   preferred securities                                     200         --
 Issuance of long-term debt                                 504         10
 Payments on long-term debt                                 (69)       (56)
 Decrease in short-term debt - net                         (182)        (5)
                                                         ------     ------
    Net cash used in financing activities                  (362)      (142)
                                                         ------     ------
Increase in Cash and Cash Equivalents                       153        198
Cash and Cash Equivalents, January 1                        487        424
                                                         ------     ------
Cash and Cash Equivalents, March 31                      $  640     $  622
                                                         ======     ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest payments, net of amounts capitalized           $  100     $   63
                                                         ======     ======
 Income tax payments (refunds) - net                     $ (124)    $   24
                                                         ======     ======
See notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's significant accounting policies are described in the notes to Consolidated Financial Statements in the Company's 1999
Annual Report. The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 1999 Annual Report.

The California utilities have been accounting for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), as described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report. In conformity with generally accepted accounting principles for regulated enterprises and the policies of the California Public Utilities Commission (CPUC), SDG&E does not apply SFAS No. 71 to its generation business, as discussed further in
Note 3.

2.  MAJOR FINANCIAL TRANSACTIONS

Common Stock Repurchase

On February 25, 2000, the Company completed a self tender offer, purchasing 36.1 million shares of its outstanding common stock at $20 per share. The Company issued $500 million of long-term 7.95% notes due 2010 and $200 million of 8.9% mandatorily redeemable trust preferred securities to finance substantially all of the purchase.


Additional Common Stock Repurchases Authorized

On March 9, 2000 the Company's Board of Directors authorized the expenditure of up to $100 million to repurchase additional shares of common stock from time to time in the open market or in privately negotiated transactions. Authorization of the stock repurchase does not obligate the Company to acquire any particular amount of common stock or within any specific timeframe, and no additional shares were repurchased during the three-month period ended March 31, 2000.

Reduction in Common Dividends

Dividends currently are paid quarterly to shareholders. The payment of future dividends is within the discretion of the board of directors. In January 2000 the Company reduced the quarterly dividend on shares of its common stock to $0.25 per share ($1.00 annualized rate) from its previous level of $0.39 per share ($1.56 annualized rate) commencing with the dividend payable in the second quarter of 2000.

Chilquinta Energia S.A. and Luz del Sur S.A.

On June 10, 1999, Sempra Energy International (SEI) and Public Service Enterprise Group (PSEG) purchased (on a 50/50 basis) Chilquinta Energia S.A. (Energia), primarily a Chilean electric distribution company, for $840 million. SEI invested $260 million for the purchase of stock and refinanced $160 million of Energia's outstanding long-term debt. In September 1999, SEI and PSEG completed their acquisition of 47.5 percent of the outstanding shares of Luz del Sur S.A., a Peruvian electric distribution company. SEI's share of the transaction was $108 million in cash. This acquisition, combined with the 37-percent already owned through Energia, increased the companies' total joint ownership to 84.5 percent of Luz del Sur S.A.

KN Energy

On June 21, 1999, Sempra Energy and KN Energy, Inc. (KN) announced that they had agreed to terminate an agreement for the acquisition of KN by Sempra Energy. Expenses incurred in connection with the proposed acquisition were $0.5 million, after tax, for the three-month period ended March 31, 1999.

3. MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996, the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopted the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. California's investor-owned utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of the source from which the customer chooses to purchase electricity. Purchases by SDG&E from the PX/ISO are included in purchased-power expenses and revenues from sales to the PX/ISO have been netted therein on the Statements of Consolidated Income. Revenues from the PX/ISO reflect sales to its PX/ISO at market prices of energy from SDG&E's power plants and from its long-term purchased-power contracts.

As discussed in the notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report, AB 1890 allowed the IOUs a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. In June 1999, SDG&E completed the recovery of its stranded costs, other than the future above-market portion of qualifying facilities and other purchased-power contracts that were in effect at December 31, 1995, and San Onofre Nuclear Generating Station (SONGS) costs as described below, both of which will continue to be collected in rates. Recovery of the other stranded costs was effected by, among other things, the sale of SDG&E's South Bay and Encina fossil power plants and combustion turbines during the quarter ended June 30, 1999. SDG&E will operate and maintain both plants for the new owners until April 2001 and May 2001, respectively.

Stranded costs included the cost of SONGS as of December 31, 1995. SDG&E retains ownership of its 20-percent interest in SONGS. Subsequent SONGS costs are recoverable only from the sales to the PX of power produced from SONGS, at rates previously fixed by the CPUC through December 31, 2003 and at market rates thereafter. If approved by the CPUC, SDG&E is planning to auction its interest in SONGS. A major issue being addressed is how to handle the decommissioning trust to ensure that adequate funding is available at the time the plant is decommissioned.

AB 1890 also required a 10-percent reduction of residential and small commercial customers' rates, beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997, $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electric bills. In 1997, SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to the revenue streams collected from such customers related to the non-bypassable charge. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.

The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), the bond sale proceeds were greater than needed. Accordingly, SDG&E will return to its customers over $400 million of surplus bond proceeds. The timing of the return will differ from the timing of the collection, but the specific timing of the repayment and the interest rate thereon are the subject of a CPUC proceeding. This refund will not affect SDG&E's net income, except to the extent that the interest associated with the refund differs from the return earned by the Company on the funds to be refunded. The refund does not affect the bonds and their repayment schedule.

On March 17, 2000 a proposed decision was issued in this proceeding which would require SDG&E to refund the surplus bond proceeds over the remaining life of the bonds at an interest rate of 12.63 percent. An April 21, 2000 alternate decision would, if adopted, require SDG&E to refund the surplus bond proceeds over a very short period of time (the next feasible billing cycle) at the 12.63 percent interest rate. A final decision regarding this refund is expected in the second quarter of 2000.

AB 1890 also includes a rate freeze for all IOU customers. Beginning in 1998, SDG&E's system-average rates were fixed at 9.43 cents per kwh. The rate freeze was to have stayed in place until January 1, 2002. However, in connection with completion of its stranded cost recovery, SDG&E filed with the CPUC for a mechanism to structure electric rates after the end of the rate freeze. SDG&E received approval to reduce base rates (the non-commodity portion of rates) to all electric customers, effective July 1, 1999. The portion of the electric rate representing the commodity cost is passed through to customers and fluctuates with the price of electricity from the PX. As a result, although base rates are now below those implicit in the rate freeze, total rates charged by SDG&E may be above or below those set by the rate freeze depending on the cost of electricity.

The CPUC is currently deliberating on the legal, ratemaking and policy issues of ending the rate freeze for all the IOUs, including post-rate freeze ratemaking. One issue in this proceeding is a joint proposal by SDG&E and several other parties that would limit SDG&E's obligation to purchase from the PX to 80 percent of the electricity required by its utility default customers, and to establish an electric commodity performance-based regulation (PBR) mechanism, which would measure SDG&E's effectiveness in procuring electricity on behalf of its utility default commodity customers and the administration of its above-market purchased-power contracts. On March 17, 2000, a proposed decision was issued in this proceeding which does not adopt the proposed SDG&E electric commodity PBR mechanism and does not allow reapplication until such time as all three California IOUs have completed stranded cost recovery. An April 17, 2000 alternate decision also rejects the proposed commodity PBR mechanism. A final decision on this issue is expected during the second quarter of 2000.

Thus far, electric-industry restructuring has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 2000, the CPUC will consider whether any changes should be made in electric distribution regulation. A CPUC staff report on this issue is expected to be submitted to the CPUC in the second quarter of 2000. SDG&E and its affiliate, Southern California Gas Company, will actively participate in this effort and will argue in support of competition intended to maximize benefits to customers rather than to protect competitors.

ELECTRIC INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY
COMMISSION

On December 20, 1999 the Federal Energy Regulatory Commission (FERC) issued "Order 2000". As described in the Company's 1999 Annual Report, the rule discusses the formation of Regional Transmission Organizations, grid management, transmission pricing reform and related matters. The impact of Order 2000 on SDG&E depends on the results of this process and other implementation issues.

Transmission Access Charge

On March 31, 2000 the ISO filed with the FERC a transmission access charge (TAC) which separates the transmission systems in California into two groups (high and low voltage) as the basis for allocating the costs of maintaining the transmission systems among the various transmission owners. SDG&E voted against the TAC and plans to file a protest with the FERC during the second quarter of 2000. If the FERC approves the TAC, Internal Revenue Service regulations may require SDG&E to refinance the industrial development bonds that support its transmission and distribution facilities. If this occurs, SDG&E's estimated annual pretax cost of replacing the bonds with debt, the interest on which is taxable to the holders, would be approximately $13 million, most of which would be recovered in rates. A FERC decision is not expected before 2001.

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

The CPUC has held hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. The California utilities have been actively participating in this effort and have argued in support of competition intended to maximize benefits to customers rather than to protect competitors. During this process various large customers on the California utilities' systems are in the process of negotiating a restructuring of intrastate transmission receipt points, balancing policies and storage rights. The California utilities and other interested parties are expected to file a settlement with the CPUC on these matters in the second quarter of 2000 with evidentiary hearings before the CPUC in June 2000. A CPUC decision is not expected until late 2000.

In October 1999, the State of California enacted a law (AB 1421) which requires that natural gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase natural gas from a non-utility provider. The law prohibits the CPUC from unbundling distribution-related natural gas services (including meter reading and billing) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for most customers. The objective is to preserve both customer safety and customer choice.

NUCLEAR INSURANCE

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $36 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event these coverages are insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5 million.

QUASI-REORGANIZATION

In 1993 PE divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial-reporting purposes effective December 31, 1992. Unitary tax issues and certain other liabilities established in connection with the quasi-reorganization were favorably resolved in November 1999. Excess reserves of $80 million resulting from the favorable resolution of these issues were added to shareholders' equity at that time. Other liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions for these matters are adequate.

4. COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2000 and March 31, 1999 was $187 million and $99 million, respectively. The difference between net income and comprehensive income for the three-month period ended March 31, 2000 was due to foreign currency translation adjustments of $39 million, minimum pension liability adjustments and $34 million of unrealized gains on marketable securities that are classified as available-for-sale (although they cannot be sold until November 2000). For the three-month period ended March 31, 1999 comprehensive income was equal to net income.

As was the case for the three-month period ended March 31, 2000, it is likely that comprehensive income in future periods will differ significantly from net income and will be more volatile than net income.

5. SEGMENT INFORMATION

The Company is primarily an energy-services company and has three separately managed reportable segments comprised of SDG&E, SoCalGas and Sempra Energy Trading (SET). The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, SDG&E provides electric and natural gas service to San Diego and southern Orange counties. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut and is engaged in the wholesale trading and marketing of natural gas, power and petroleum in the U.S. and in other countries. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, and segment performance is evaluated by management based on reported net income. Intersegment transactions generally are recorded the same as sales or transactions with third parties. Utility transactions are based primarily on rates set by the CPUC and FERC. There were no significant changes in segment assets during the three-month period ended March 31, 2000. Information concerning SoCalGas' own segments is provided in its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.


--------------------------------------------------
                              Three months ended
                                  March 31,
                             ---------------------
(Dollars in millions)          2000       1999
--------------------------------------------------
Operating Revenues:
  San Diego Gas & Electric   $  471     $  461
  Southern California Gas       698        607
  Sempra Energy Trading         176         73
  Intersegment revenues         (11)       (14)
  Other                         108         42
                             ----------------------
    Total                    $1,442     $1,169
---------------------------------------------------
Net Income:
  San Diego Gas & Electric*  $   52     $   53
  Southern California Gas        50         47
  Sempra Energy Trading          18          1
  Other                          (7)        (2)
                             -----------------------
    Total                    $  113     $   99
----------------------------------------------------
* after preferred dividends

6. SEMPRA ENERGY HOLDINGS

Sempra Energy Holdings (SEH), a wholly owned subsidiary of Sempra Energy, has a $500 million credit agreement that expires in October 2000 and is available to support commercial paper. Borrowings under the agreement would bear interest at various rates based on market rates and Sempra Energy's credit rating. At March 31, 2000, SEH had no borrowings or commercial paper obligations outstanding. Borrowings and the commercial paper would be guaranteed by Sempra Energy.

On May 5, 1999, SEH filed a shelf registration for the issuance of debt securities, guaranteed by Sempra Energy, to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. At March 31, 2000, SEH had not issued any securities under the registration statement.


Summarized financial information of SEH is provided below.

                   (Dollars in millions)

                             At March 31,   At December 31,
                                 2000              1999
                             -------------    --------------
     Current assets            $2,604            $2,271
     Non-current assets         1,386             1,317
     Current liabilities        2,487             2,124
     Non-current liabilities      493               502

                             Three Months Ended
                                March 31,
                             ------------------
                              2000       1999
                             ------------------
     Operating revenues       $283       $114
     Operating expenses        272        129
     Net income (loss)          14        (10)



ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 1999 Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements.

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

MAJOR FINANCIAL TRANSACTIONS

See Note 2 of the notes to Consolidated Financial Statements concerning common stock repurchases, a reduction in common dividends, the acquisitions of Chilquinta Energia S.A. and Luz del Sur S.A., and the agreement to terminate the KN Energy acquisition.

The effect of the stock repurchases, which did not affect the number of common shares outstanding until March 9, 2000, was to increase earnings per share by $0.01. The impact of the repurchases on future periods is dependent on the amount of future net income and cannot be predicted, and could even be negative if net income fell to the level where the cost of the repurchases' financing had a greater impact on earnings per share than did the reduction in the number of shares. However, if the repurchase had taken place on January 1, 1999 and been financed at the cost of the actual repurchase in 2000, the impact would have been to increase 1999's earnings per share by $0.12.

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at March 31, 2000 are available for investment in utility plant, the retirement of debt, energy-related domestic and international projects and other corporate purposes. Approximately $514 million of the cash and cash equivalents at March 31, 2000 is that of the California utilities.

CASH FLOWS FROM OPERATING ACTIVITIES

The increase in cash flows from operations is primarily due to higher income tax refunds and lower income tax payments in the three-month period ended March 31, 2000, and increases in accounts payable in the three-month period ended March 31, 2000 compared to decreases in accounts payable in the three-month period ended March 31, 1999.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment by the California utilities are estimated to be $530 million for the full year 2000 and will be financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities increased primarily due to greater short-term debt repayments in the three-month period ended March 31, 2000 compared to the corresponding period in 1999.

As described in Note 2 of the notes to Consolidated Financial
Statements, the Company purchased 36.1 million shares of its outstanding common stock at $20.00 per share. The Company issued $500 million of notes and $200 million of preferred securities to finance substantially all of the purchase.

As described in Note 2 of the notes to Consolidated Financial
Statements, the Company announced a reduction of its quarterly dividend per share to $0.25 from its previous level of $0.39 commencing with the dividend payable in the second quarter of 2000.

RESULTS OF OPERATIONS

The increase in net income and net income per share for the three-month period ended March 31, 2000 is primarily due to higher earnings at Sempra Energy Trading and Sempra Energy International.



UTILITY OPERATIONS

The tables below summarize the components of natural gas and electric volumes and revenues for Sempra Energy by customer class for the three-month periods ended March 31, 2000 and 1999.

Gas Sales, Transportation & Exchange
For the three months ended March 31
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                           Throughput  Revenue   Throughput  Revenue    Throughput  Revenue
                      ----------------------------------------------------------------------
2000:
 Residential                    102    $  720         1     $  6         103      $  726
 Commercial and industrial       31       194        98       84         129         278
 Utility electric generation     --        --        35       11          35          11
 Wholesale                       --        --         9        7           9           7
                            ---------------------------------------------------------------
                                133    $  914       143     $108         276       1,022
 Balancing accounts and other                                                       (201)
                                                                                 --------
   Total                                                                          $  821
--------------------------------------------------------------------------------------------

1999:
 Residential                    115    $  724         1     $  1         116      $  725
 Commercial and industrial       32       178        84       68         116         246
 Utility electric generation*    12         5        16        7          28          12
 Wholesale                       --        --         8        2           8           2
                            ---------------------------------------------------------------
                                159    $  907       109     $ 78         268         985
 Balancing accounts and other                                                       (287)
                                                                                 ---------
   Total                                                                          $  698
--------------------------------------------------------------------------------------------
* The portion representing SDG&E's sales to its electric plants includes margin only.



Natural gas revenues increased 18 percent for the three-month period ended March 31, 2000 compared to the same period in 1999. The increase is primarily due to higher natural gas prices.

Electric Distribution & Transmission
(Dollars in millions, volumes in millions of Kwhrs)
For the three months ended March 31
                                   2000              1999
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 1,680   $ 169      1,685   $ 170
  Commercial                  1,427     120      1,518     125
  Industrial                    564      37        489      31
  Direct access                 879      28        657      21
  Street and highway lighting    19       2         19       2
  Off-system sales              104       3         26       -
                        ------------------------------------------
                              4,673     359      4,394     349
  Balancing and other                   (10)                11
                        ------------------------------------------
  Total                       4,673  $  349      4,394  $  360
                        ------------------------------------------


Cost of natural gas distributed increased 34 percent for the three-month period ended March 31, 2000 compared to the corresponding period in 1999. The increase was primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income.

Depreciation and amortization expense decreased 6 percent for the three-month period ended March 31, 2000, compared to the corresponding period in 1999 due to the sale of SDG&E's fossil power plants and combustion turbines.

Net income at SoCalGas increased slightly due to reduced operating expenses. Net income at SDG&E decreased slightly due to decreased rate base and authorized rate of return on equity, and increased interest expense on rate reduction bond refunds (all of which began in mid 1999 and which are related to industry restructuring) offset by the elimination of a regulatory balancing account at the end of 1999. With the elimination of the balancing account, SDG&E's net income now fluctuates with changes in natural gas demand, due to seasonal and other factors. During the three-month period ended March 31, 2000, this resulted in a $14 million increase in net income. This was based on a timing difference that likely will reverse later in the year.

FACTORS INFLUENCING FUTURE PERFORMANCE

Base results of the Company in the near future will depend primarily on the results of the California utilities. Earnings growth and fluctuations will depend on changes in the utility industry and activities at SEI, SET and other businesses. Because of the ratemaking and regulatory process, electric- and natural gas-industry restructuring, the changing energy marketplace and developments in the businesses other than the California utilities, there are several factors that will influence future financial performance. These factors are summarized below.

Chilquinta Energia S.A. Acquisition

See Note 2 of the notes to Consolidated Financial Statements and
"International Operations" below for a discussion of the 1999 acquisitions of Chilquinta Energia S.A. and Luz del Sur S.A.

Industry Restructuring

See discussion of industry restructuring in Note 3 of the notes to Consolidated Financial Statements.

Electric-Generation Assets and Electric Rates

Note 3 of the notes to Consolidated Financial Statements describes regulatory and legislative actions that affect SDG&E's electric rates.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the California utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. Each utility's PBR mechanism is scheduled to be updated at December 31, 2002, to reflect, among other things, changes in costs and volumes.

Changes to the SoCalGas PBR mechanism could be adopted in a decision to be issued in SoCalGas' 1999 Biennial Cost Allocation Proceeding application, which is expected to become effective during the second quarter of 2000. See additional discussion in "Biennial Cost
Allocation Proceeding" below.

Key elements of the mechanisms include an initial reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates or awards if service quality exceeds set standards. Specifically, the key elements of the mechanisms include the following:

-- Earnings up to 25 basis points in excess of the authorized rate of return on rate base are retained 100 percent by shareholders. Earnings that exceed the authorized rate of return on rate base by greater than 25 basis points are shared between customers and shareholders on a sliding scale that begins with 75 percent of the additional earnings being given back to customers and declining to 0 percent as earned returns approach 300 basis points above authorized amounts. There is no sharing if actual earnings fall below the authorized rate of return. In 1999, SDG&E and SoCalGas were authorized to earn 9.05 percent and 9.49 percent, respectively, on rate base. For 2000, the authorized return is 8.75 percent for SDG&E and 9.49 percent for SoCalGas.

-- Base rates are indexed based on inflation less an estimated productivity factor.

-- SDG&E would be authorized to earn or be penalized up to a maximum of $14.5 million annually as a result of its performance related to employee safety, electric reliability, customer satisfaction, and call-center responsiveness. The SoCalGas mechanism authorizes penalties of up to $4 million annually, or more in certain, limited situations.

-- SoCalGas' mechanism allows for pricing flexibility for residential and small-commercial customers, with any shortfalls in revenue being borne by shareholders and with any increase in revenue shared between shareholders and customers.

-- Annual cost of capital proceedings are replaced by an automatic adjustment mechanism. If changes in certain indices exceed established tolerances, there would be an automatic adjustment of rates for the change in the cost of capital according to a formula which applies a percentage of the change to various capital components.

Cost of Capital

For 2000, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base
(ROR), the same as in 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed in the Company's 1999 Annual Report. For SDG&E, electric-industry restructuring has changed the method of calculating the utility's annual cost of capital. In June 1999, the CPUC adopted a 10.6 percent ROE and an 8.75 percent ROR for SDG&E's electric-distribution and natural gas businesses. The electric-transmission cost of capital is determined under a separate FERC proceeding.

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's natural gas transportation costs are allocated among various customer classes (residential, commercial, industrial, etc.). In October 1998, the California utilities filed 1999 BCAP applications requesting that new rates become effective August 1, 1999, and remain in effect through December 31, 2002. On April 20, 2000, the CPUC issued a decision adopting overall decreases in natural gas revenues of $210 million for SoCalGas and $37 million for SDG&E. The decrease has no effect on net income.

Gas Cost Incentive Mechanism (GCIM)

This mechanism for evaluating SoCalGas' natural gas purchases substantially replaced the previous process of reasonableness reviews. In December 1998 the CPUC extended the GCIM program indefinitely.

GCIM compares SoCalGas' cost of natural gas with a benchmark level, which is the average price of 30-day firm spot supplies in the basins in which SoCalGas purchases natural gas. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared equally between customers and shareholders.

The CPUC approved the use of natural gas futures for managing risk associated with the GCIM. SoCalGas enters into natural gas futures contracts in the open market on a limited basis to mitigate risk and better manage natural gas costs.

In June 1999, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $8 million for the annual period ended March 31, 1999. A CPUC decision is expected during the second quarter of 2000.

INTERNATIONAL OPERATIONS

As discussed in Note 2 of the notes to Consolidated Financial
Statements, Sempra Energy invested in two additional utility companies in South America during 1999.

Results for international operations for the three-month period ended March 31, 2000 were net income of $5 million compared to a loss of $6 million for the corresponding period in 1999. (The 1999 loss has been restated to reflect the current configuration of this business unit, which now includes two small, domestic natural gas utilities.) The increase in net income is primarily due to income from Chilquinta Energia S.A. and Luz del Sur S.A.

Accounting for international operations has resulted in foreign currency translation adjustments, as discussed in Note 4 of the notes to Consolidated Financial Statements.


OTHER OPERATIONS

Sempra Energy Trading Corp. (SET) is a leading natural-gas power marketing firm headquartered in Stamford, Connecticut. For the three-month period ended March 31, 2000, SET recorded net income of $18 million compared to $1 million for the same period in 1999. The increase in income was primarily due to greater penetration of all customer segments and increased volatility in energy prices, resulting in higher volumes traded in the three-month period ended March 31, 2000. In addition, new European crude oil and natural gas trading contributed significantly to increased earnings.

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties and alternative-fuel projects. SEF's portfolio includes over 1,250 properties throughout the United States. These investments are expected to provide income-tax benefits (primarily from income-tax credits) over 10-year periods. For the three-month period ended March 31, 2000, SEF recorded net income of $8 million, compared to $7 million for the corresponding period in 1999. This is expected to decline as the various 10-year periods expire, unless SEF makes sufficient new investments. SEF's future investment policy is dependent on the Company's future income-tax position.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." As amended, SFAS 133, which is effective for the company on January 1, 2001, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the company's Consolidated Financial Statements has not yet been determined.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1999.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE

Sempra Energy's 14-member board of directors is divided into three classes whose terms are staggered so that the term of one class expires at each Annual Meeting of Shareholders. At the annual meeting on May 2, 2000, the shareholders of Sempra Energy elected five directors for a three-year term expiring in 2003. The name of each nominee and the number of shares voted for or withheld were as follows:

Nominees                    Votes For           Votes Withheld
-------------------------------------------------------------
Herbert L. Carter          170,743,338            7,911,048
Wilford D. Godbold, Jr.    170,954,807            7,699,579
William D. Jones           170,918,438            7,735,948
Ralph R. Ocampo            170,829,870            7,824,516
William G. Ouchi           171,028,489            7,625,897

A shareholder proposal regarding voting approval requirements, recommending a simple majority vote rule on all issues that are submitted to shareholder vote, was not approved. The vote on the proposal was as follows:

     In Favor               59,266,212
     Opposed                83,954,401
     Abstained               6,918,028
     Broker Non-Vote        28,515,745

Additional information concerning the election of the board of directors and the shareholder proposal is contained in Sempra
Energy's Notice of 2000 Annual Meeting of Shareholders and Proxy
Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1 Financial Data Schedule for the three-month period ended March 31, 2000.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 1999:

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

Current Report on Form 8-K filed March 30, 2000 reporting the analyst conference discussion of strategic initiatives.

Current Report on Form 8-K filed April 27, 2000 reporting the
Company's press release of that date giving the financial results for the three-month period ended March 31, 2000.




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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)






Date: May 3, 2000                    By:       /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Vice President and Controller