Form 10-Q
period 2000-06-30
SEMPRA ENERGY
filed 2000-08-14
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on July 31, 2000:       204,141,740
                                              ---------------------


PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions, except per share amounts
                                                        Three Months Ended
                                                             June 30,
                                                          ---------------
                                                           2000     1999
                                                          ------   ------
Revenues and Other Income
  Utility revenues
    Natural gas                                           $ 716    $ 706
    Electric                                                473      646
  Other operating revenues                                  298      159
  Other income                                               49        6
                                                          ------   ------
  Total                                                   1,536    1,517
                                                          ------   ------
Expenses
  Cost of natural gas distributed                           316      275
  Electric fuel and net purchased power                     264      109
  Operating expenses                                        530      485
  Depreciation and amortization                             144      467
  Other taxes and franchise payments                         40       41
  Preferred dividends of subsidiaries                         3        3
  Trust preferred distributions by subsidiary                 4       --
                                                          ------   ------
  Total                                                   1,301    1,380
                                                          ------   ------
Income Before Interest and Income Taxes                     235      137
Interest                                                     76       54
                                                          ------   ------
Income Before Income Taxes                                  159       83
Income Taxes                                                 49        1
                                                          ------   ------
Net Income                                                $ 110    $  82
                                                          ======   ======
Weighted-average number of shares outstanding (Basic)*   201,386  237,157
                                                         -------   ------
Weighted-average number of shares outstanding (Diluted)* 201,484  237,455
                                                         -------   ------
Net Income Per Share of Common Stock (Basic and Diluted)  $0.55    $0.35
                                                          ======   ======
Common Dividends Declared Per Share                       $0.25    $0.39
                                                          ======   ======

*In thousands of shares
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions, except per share amounts
                                                         Six Months Ended
                                                             June 30,
                                                          ---------------
                                                           2000     1999
                                                          ------   ------
Revenues and Other Income
  Utility revenues
    Natural gas                                          $1,537   $1,404
    Electric                                                822    1,006
  Other operating revenues                                  570      270
  Other income                                               73       28
                                                          ------   ------
  Total                                                   3,002    2,708
                                                          ------   ------

Expenses
  Cost of natural gas distributed                           706      566
  Electric fuel and net purchased power                     397      211
  Operating expenses                                      1,029      873
  Depreciation and amortization                             278      609
  Franchise payments and other taxes                         91       86
  Preferred dividends of subsidiaries                         6        6
  Trust preferred distributions by subsidiary                 6       --
                                                          ------   ------
  Total                                                   2,513    2,351
                                                          ------   ------
Income Before Interest and Income Taxes                     489      357
Interest                                                    149      112
                                                          ------   ------
Income Before Income Taxes                                  340      245
Income Taxes                                                117       64
                                                          ------   ------
Net Income                                                $ 223    $ 181
                                                          ======   ======
Weighted-average number of shares outstanding (Basic)*   214,834  237,111
                                                         -------   ------
Weighted-average number of shares outstanding (Diluted)* 214,920  237,444
                                                         -------   ------
Net Income Per Share of Common Stock (Basic and Diluted)  $1.04    $0.76
                                                          ======   ======
Common Dividends Declared Per Share                       $0.50    $0.78
                                                          ======   ======
*In thousands of shares
See notes to Consolidated Financial Statements.



SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                       Balance at
                                                 ------------------------
                                                  June 30,   December 31,
                                                    2000         1999
                                                 -----------  -----------
ASSETS
Current assets
  Cash and cash equivalents                       $   546       $  487
  Accounts receivable                                 589          552
  Income taxes receivable                              --          144
  Energy trading assets                             3,119        1,539
  Inventories                                          79          147
  Other                                               138          146
                                              ----------------------------
     Total current assets                           4,471        3,015
                                              ----------------------------
Investments and other assets
  Regulatory assets                                   879          606
  Nuclear decommissioning trusts                      551          551
  Investments                                       1,245        1,164
  Other assets                                        470          460
                                              ----------------------------
     Total investments and other assets             3,145        2,781
                                              ----------------------------
Property, plant and equipment
  Property, plant and equipment                    11,406       11,127
  Less accumulated depreciation and amortization   (5,975)      (5,733)
                                              ----------------------------
     Total property, plant and equipment - net      5,431        5,394
                                               ---------------------------
     Total assets                                 $13,047      $11,190
                                               ===========================
See notes to Consolidated Financial Statements.


SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                        Balance at
                                                 ------------------------
                                                   June 30,  December 31,
                                                     2000        1999
                                                 ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                 $    --      $   182
  Accounts payable                                    670          546
  Income taxes payable                                 26           --
  Deferred income taxes                                76           67
  Energy trading liabilities                        2,757        1,365
  Dividends and interest payable                      119          154
  Regulatory balancing accounts - net                 497          346
  Customer refunds payable                            388           --
  Current portion of long-term debt                   153          155
  Other                                               431          421
                                               ---------------------------
     Total current liabilities                      5,117        3,236
                                               ---------------------------
Long-term debt                                      3,313        2,902
                                               ---------------------------
Deferred credits and other liabilities
  Customer advances for construction                   70           72
  Post-retirement benefits other than pensions        198          204
  Deferred income taxes                               641          615
  Deferred investment tax credits                     104          106
  Deferred credits and other liabilities              780          865
                                               ---------------------------
    Total deferred credits and other liabilities    1,793        1,862
                                               ---------------------------
Preferred stock of subsidiaries                       204          204
                                               ---------------------------
Mandatorily redeemable trust preferred securities     200           --
                                               ---------------------------
Commitments and contingent liabilities (Note 3)

SHAREHOLDERS' EQUITY
  Common Stock                                      1,412        1,966
  Retained earnings                                 1,057        1,101
  Deferred compensation relating to ESOP              (40)         (42)
  Accumulated other comprehensive income               (9)         (39)
                                               ---------------------------
     Total shareholders' equity                     2,420        2,986
                                               ---------------------------
     Total liabilities and shareholders' equity   $13,047      $11,190
                                               ===========================
See notes to Consolidated Financial Statements.
</table



SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                          Six Months Ended June 30,
                                                           ------------------------
                                                             2000             1999
                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $ 223           $ 181
 Adjustments to reconcile net income to
  net cash provided by operating activities
     Depreciation and amortization                            278             609
     Portion of depreciation arising from
       sales of generating plants                              --            (295)
     Application of balancing accounts to stranded costs       --             (62)
     Deferred income taxes and investment tax credits          38             (83)
     Non-cash rate reduction bond revenue                      11             (62)
     Other - net                                              (51)            (35)
     Net changes in other working capital components          313             462
                                                          -------------------------
       Net cash provided by operating activities              812             715
                                                          -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment             (290)           (194)
  Investment in Chilquinta Energia                             --            (420)
  Net proceeds from sale of generating plants                  --             466
  Other                                                       (25)           (168)
                                                          -------------------------
     Net cash used in investing activities                   (315)           (316)
                                                          -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends                                           (144)           (187)
  Repurchase of common stock                                 (722)             --
  Issuance of preferred securities                            200              --
  Issuance of long-term debt                                  504             189
  Payments on long-term debt                                  (85)           (128)
  Decrease in short-term debt - net                          (182)            (43)
  Other                                                        (9)              2
                                                          -------------------------
     Net cash used in financing activities                   (438)           (167)
                                                          -------------------------
Increase (decrease) in Cash and Cash Equivalents               59             232
Cash and Cash Equivalents, January 1                          487             424
                                                           ------------------------
Cash and Cash Equivalents, June 30                         $  546           $ 656
                                                           ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized             $ 172           $ 115
                                                           ========================
  Income tax payments (refunds) - net                       $ (58)          $ 147
                                                           ========================
  Real estate investments acquired                          $  --           $  37
  Cash paid                                                    --              (3)
                                                           ------------------------
  Liabilities assumed                                       $  --           $  34
                                                           ========================
See notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the Company), a California-based Fortune 500 energy services company. Sempra Energy's principal subsidiaries are San Diego Gas & Electric Company (SDG&E), Southern California Gas Company (SoCalGas) (collectively referred to herein as the California utilities), Sempra Energy Trading and Sempra Energy International. The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its subsidiaries.

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

As described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, the California utilities account for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

2.  MAJOR FINANCIAL TRANSACTIONS

Common Stock Repurchase

On February 25, 2000, the Company completed a self tender offer, purchasing 36.1 million shares of its outstanding common stock at $20 per share. The Company issued $500 million of long-term 7.95% notes due 2010 and $200 million of 8.9% mandatorily redeemable trust preferred securities to finance substantially all of the repurchase.

Additional Common Stock Repurchases Authorized

On March 9, 2000, the Company's Board of Directors authorized the expenditure of up to $100 million to repurchase additional shares of common stock from time to time in the open market or in privately negotiated transactions. Authorization of the stock repurchase does not obligate the Company to acquire any particular amount of common stock or within any specific timeframe. Through July 31, 2000 the Company acquired 162,000 shares under this authorization (all in July
2000).

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

Investments in South America

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

On July 11, 2000 the Company announced an agreement to purchase, for approximately $140 million, an additional 21.5-percent interest in two Argentine natural gas utility holding companies (Sodigas Pampeana S.A. and Sodigas Sur S.A.). Completion of the transaction, scheduled for the fourth quarter of 2000, would increase the Company's investment in the two Argentine companies from 21.5 percent to 43 percent.

KN Energy

On June 21, 1999, Sempra Energy and KN Energy, Inc. (KN) announced that they had agreed to terminate an agreement for the acquisition of KN by Sempra Energy. Expenses incurred in connection with the proposed acquisition were $11 million, after tax, for both the three-month and six-month periods ended June 30, 1999.

3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996, the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopted the December 1995 policy decision of the California Public Utility Commission (CPUC) that was intended to restructure the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. California's investor-owned utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of the source from which the customer chooses to purchase electricity. Purchases by SDG&E from the PX/ISO are included in purchased-power expenses and revenues from sales to the PX/ISO have been netted therein on the Statements of Consolidated Income. Revenues from the PX/ISO reflect sales to the PX/ISO at market prices of energy from SDG&E's power plants and from its long-term purchased-power contracts.

As discussed in the notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report, AB 1890 allowed the IOUs a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. In June 1999, SDG&E completed the recovery of its stranded costs, other than the future above-market portion of qualifying facilities and other purchased-power contracts that were in effect at December 31, 1995, and San Onofre Nuclear Generating Station (SONGS) costs as described below, which will both continue to be collected in rates. Recovery of the other stranded costs was effected by, among other things, the sale of SDG&E's South Bay and Encina fossil power plants and combustion turbines during the quarter ended June 30, 1999. SDG&E will operate and maintain both plants for the new owners until April 2001 and May 2001, respectively.

Stranded costs included the cost of SONGS as of December 31, 1995. SDG&E retains ownership of its 20-percent interest in SONGS. Subsequent SONGS costs are recoverable only from the sales to the PX of power produced from SONGS, at rates previously fixed by the CPUC through December 31, 2003 and at market rates thereafter. If approved by the CPUC, SDG&E is planning to auction its interest in SONGS. A major issue being addressed is the management of the decommissioning trust to ensure that adequate funding is available at the time the plant is decommissioned.

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

The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), the bond sale proceeds were greater than needed. Accordingly, SDG&E will return to its customers $388 million of surplus bond proceeds. Pursuant to a June 8, 2000 CPUC decision, this refund, included in current liabilities at June 30, 2000, will take place during the third quarter of 2000.

AB 1890 also includes a rate freeze for all IOU customers. The rate freeze was to have stayed in place until January 1, 2002. However, in connection with completion of its stranded cost recovery, SDG&E filed with the CPUC and received approval to reduce base rates (the non-commodity portion of rates) to all electric customers, effective July 1, 1999. The portion of the electric rate representing the commodity cost is passed through to customers with no markup and fluctuates with the price of electricity from the PX. As a result, although base rates are now below those implicit in the rate freeze, total rates charged by SDG&E may be above or below those set by the rate freeze depending on the cost of electricity.

A number of factors, including recent supply/demand conditions, have resulted in abnormally high commodity prices, which are expected to continue through the heavy air-conditioning season in the southwestern United States. This has caused SDG&E's monthly customer bills to be substantially higher than normal. SDG&E and others have proposed various methods of responding to these high rates.

On June 28, 2000 the ISO Board of Governors approved the reduction of the wholesale price cap for electricity in California from $750 per megawatt hour (MWh) to $500 per MWh. Subsequently, on August 1, 2000, they approved an additional reduction of the price cap from $500 per MWh to $250 per MWh. In a filing the following day, SDG&E requested that the Federal Energy Regulatory Commission (FERC) place an emergency order capping the price electricity generators offer to the PX/ISO wholesale markets at $250 per MWh. However, three large power-generating companies have requested a FERC ruling that any attempt to limit wholesale electricity prices be judged unjust and unreasonable and that the ISO be ordered to compensate them for actual damages and lost opportunity costs.

On August 3, 2000 the CPUC approved a proposal by SDG&E to accelerate the refund to its electric customers of $100 million of certain balancing account overcollections to partially offset the high monthly bills. This is in addition to the $388 million return to residential and small commercial customers of surplus bond proceeds referred to above.

In addition, the CPUC denied a proposal by others to place a ceiling on electric rates for residential and small commercial customers. It also ordered SDG&E not to disconnect the service of any customers who do not pay their high bills through November 2000, and directed SDG&E to expand its level pay plan to all customers who request it. This would allow a customer to level out payments over a year. The CPUC agreed to study the issues and hold hearings and did not rule out a rate freeze in the future. In addition, the CPUC granted SDG&E expanded authority to participate in the PX's Block Forward Market which allows SDG&E to utilize futures contracts to hedge electricity prices and purchase electricity for extended periods at fixed prices.

On August 9, 2000 the California governor issued a press release calling on the CPUC to establish a one -or two-year rate reduction and stabilization plan to cut electricity rates by about one-half for SDG&E residential and business customers, but still allow SDG&E to eventually recover the prices paid for wholesale power.

In response, a CPUC commissioner has issued a proposed decision which, if adopted by the CPUC, would impose an interim rate freeze on SDG&E's electric rates for residential, small commercial and lighting customers. Under the proposed decision these rates would be frozen through December 2003 at 110 percent of June 30, 1998 levels. A balancing account would be established to record related undercollections resulting from the frozen rates with undercollected amounts to be recovered in a manner (not specified in the proposed decision) intended to make SDG&E whole.

A second CPUC commissioner has proposed an alternate decision which would impose a similar rate freeze only on monthly volumes of electricity used by the lowest-volume 70 percent of customers (500 kwh for residential customers and 1,500 kwh for commercial customers). This is intended to encourage conservation. The alternate proposal would also automatically switch all SDG&E customers to a level-pay plan, except for those customers who specifically indicate that they do not want to participate in this billing arrangement. This alternate proposal would provide for the deferred billings to be accumulated in an existing balancing account, to be recovered in a manner intended to make SDG&E whole.

The proposed decisions will be reviewed by the CPUC, which may accept either one (with or without modification) or reject them both, in rendering a final decision on the matter. The CPUC has scheduled a special meeting on August 21, 2000 to address this matter.

The California State Senate has approved emergency legislation to roll back and freeze rates at July 1999 levels in the San Diego area (effective June 1, 2000) and sent it to the State Assembly for its action. The bill requires the CPUC to initiate a proceeding to assess alternatives for recovering undercollections resulting from the rate freeze.

The FERC is investigating the electric bulk power markets and California's attorney general is investigating whether there has been market manipulation. Various proposals have included application of any refunds from power suppliers, arising from such investigations, to help defray any billings deferred as a result of adoption of certain of the proposals.

The proposed legislation, the proposed CPUC decisions and other proposals to respond to the high electricity rates would, if adopted, adversely affect the timing of revenue collections by SDG&E and related cash flows. They could also adversely affect the ultimate collectibility of these revenues, which are intended to recover the costs of electricity purchased by SDG&E to serve its customers. The Company is unable to predict whether any of these proposals will be adopted or their ultimate impact on SDG&E. However, SDG&E will vigorously oppose, through regulatory proceedings and otherwise, any proposal that does not assure the ultimate collectibility of its full costs of providing electricity service.

The CPUC is currently deliberating on the legal, ratemaking and policy issues of ending the rate freeze for all the IOUs, including post-rate freeze ratemaking. The CPUC has now permitted SDG&E to purchase energy through the PX or a mixture of the PX and any other qualified exchange, if a qualified exchange is authorized by future advice letter filings. A "qualified exchange" is defined as one that provides continuous trading in either a bid/ask or second price auction type market, equal nondiscriminatory access and a mechanism for timely, anonymous price transparency. The CPUC also made numerous changes in cost allocations among customer classes, adjusted various ratemaking mechanisms, granted SDG&E's request to close certain balancing accounts, and ordered hourly pricing to be implemented for customers with hourly meters. The CPUC rejected as premature an SDG&E proposal for an incentive mechanism for commodity prices.

Thus far, electric-industry restructuring has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 2000, the CPUC will consider whether any changes should be made in electric distribution regulation. A CPUC staff report on this issue was submitted to the CPUC in July 2000, with dissenting opinions recommending against changing electric distribution regulation at this time due to the current state of electric-industry restructuring.

The recent electricity supply/demand conditions have combined with other factors to affect natural gas supplies and prices. The lack of surplus natural gas production and the current need to store gas for the coming winter competes directly with the need to use gas supplies to generate electricity to meet demand. On August 1, 2000 SDG&E requested that the CPUC allow San Diego County's two major fossil-fuel power plants to use alternative fuels such as oil to generate electricity when demand for natural gas exceeds supply. The new operators of the power plants, which SDG&E sold in 1999, apparently intend to protest the proposal, citing potential supply interruptions and increased pollution.

ELECTRIC INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY
COMMISSION

On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued "Order 2000". As described in the Company's 1999 Annual Report, the rule discusses the formation of Regional Transmission Organizations, grid management, transmission pricing reform and related matters. The impact of Order 2000 on SDG&E depends on the results of this process and other implementation issues.

Transmission Access Charge

On March 31, 2000, the ISO filed with the FERC a transmission access charge (TAC) which separates the transmission systems in California into two groups (high and low voltage) as the basis for allocating the costs of maintaining the transmission systems among the various transmission owners. SDG&E voted against the TAC and filed a protest with the FERC in April 2000. In June 2000, the FERC approved the TAC subject to refund and settlement agreement. Settlement efforts among all parties are ongoing. Resolution is not expected before 2001. Once the TAC is in effect, Internal Revenue Service (IRS) regulations may require SDG&E to refinance the industrial development bonds that support its transmission facilities, the face value of which totals $168 million. If this occurs, SDG&E's estimated annual pretax cost of replacing the bonds with debt, the interest on which is taxable to the holders, would be $4 million, most of which would be recovered in rates. SDG&E recently submitted a request for a private letter ruling from the IRS. In addition, pending federal legislation could resolve this issue.

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

In July 1999, after hearings, the CPUC issued a decision stating which gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.

In October 1999, the State of California enacted a law (AB 1421) which requires that natural gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase natural gas from a non-utility provider. The law prohibits the CPUC from unbundling most distribution-related natural gas services (including meter reading) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for core customers. The objective is to preserve both customer safety and customer choice.

Between late 1999 and April 2000, several conflicting settlements were filed by various groups of parties that address the changes the CPUC found promising in July 1999. Hearings were held in May and June of 2000, and a CPUC decision is expected by year-end 2000. The principal issues in dispute include: whether firm, tradable rights to capacity on SoCalGas' major gas transmission lines should be created, with SoCalGas at risk for market demand for the recovery of the cost of these facilities; the extent to which SoCalGas' storage services should be further unbundled and SoCalGas be put at greater risk for recovery of storage costs; the manner in which interstate pipeline capacity held by SoCalGas to serve core markets should be allocated to core customers who purchase gas from energy service providers other than SoCalGas; and the recovery of the utilities' costs to implement whatever regulatory changes are adopted. Additional proposals include improving the access of energy service providers to sell gas supply to core customers of SoCalGas and SDG&E.

Consistent with Sempra Energy's corporate policies favoring the unbundling of commodity and nonessential services, the California utilities are supporting changes that they believe will provide greater customer choice in utility services and greater access to gas supply service from energy service providers in the core market. However, a coalition of gas-fired electric generators and consumer groups has also proposed the CPUC require SoCalGas to absorb 25 percent of the above-market cost of some capacity SoCalGas has contracted for on interstate pipelines. SoCalGas is actively opposing this proposal, contending that regulatory changes developed after the capacity was committed should not be considered in evaluating the propriety of the commitment.

Certain parties contend that the restructuring process is an appropriate venue for addressing whether SoCalGas should refund retroactively to September 1999 the cost in rates of ownership and operation of one SoCalGas storage field. SoCalGas is also actively opposing this proposal and the propriety of this venue for its resolution.



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

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided primarily through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5 million.

QUASI-REORGANIZATION

In 1993, PE divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Unitary tax issues and certain other liabilities established in connection with the quasi-reorganization were favorably resolved in November 1999. Excess reserves of $80 million resulting from the favorable resolution of these issues were added to shareholders' equity at that time. Other liabilities established in connection with discontinued operations and the quasi-reorganization will be resolved in future years. Management believes the provisions for these matters are adequate.


4.  COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended June 30, 2000 and 1999 was $68 million and $82 million, respectively. Comprehensive income for the six-month periods ended June 30, 2000 and 1999 was $254 million and $181 million, respectively. For the 2000 periods, the following is a reconciliation of net income to comprehensive income.

                                 Three months          Six months
                                    ended                 ended
(Dollars in millions)            June 30, 2000        June 30, 2000
--------------------------------------------------------------------
Net income                            $  110               $  223

Change in unrealized gain on
   marketable securities                 (12)                  21

Foreign currency adjustments             (30)                   9

Minimum pension liability adjustments     --                    1
                                    --------------------------------
   Comprehensive income               $   68               $  254
--------------------------------------------------------------------

For the 1999 periods, comprehensive income was equal to net income. As was the case for the three-month and six-month periods ended June 30, 2000, it is likely that comprehensive income in future periods will differ significantly from net income and will be more volatile than net income.

5.  SEGMENT INFORMATION

The Company is primarily an energy-services company and has three separately managed reportable segments comprised of SDG&E, SoCalGas and Sempra Energy Trading (SET). The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, SDG&E provides electric and natural gas service to San Diego County and electric service to southern Orange County. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut and is engaged in the wholesale trading and marketing of natural gas, power and petroleum in the U.S. and in other countries. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, and segment performance is evaluated by management based on reported net income. Intersegment transactions generally are recorded the same as sales or transactions with third parties. Utility transactions are based primarily on rates set by the CPUC and FERC. There were no significant changes in segment assets during the six-month period ended June 30, 2000. Information concerning SoCalGas' own segments is provided in its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

---------------------------------------------------------------------
                             Three-month periods    Six-month periods
                                ended June 30,        ended June 30,
                             ----------------------------------------
(Dollars in millions)          2000       1999        2000    1999
---------------------------------------------------------------------
Operating Revenues:
  San Diego Gas & Electric   $  574     $  740      $1,045   $1,201
  Southern California Gas       630        624       1,328    1,231
  Sempra Energy Trading         207        109         383      182
  Intersegment revenues          (3)        (9)        (14)     (23)
  Other                          79         47         187       89
                             ----------------------------------------
    Total                    $1,487     $1,511      $2,929   $2,680
---------------------------------------------------------------------
Net Income:
  San Diego Gas & Electric*  $   40     $   46      $   92   $   99
  Southern California Gas*       47         46          97       93
  Sempra Energy Trading          40          3          58        4
  Other                         (17)       (13)        (24)     (15)
                             ----------------------------------------
    Total                    $  110     $   82      $  223   $  181
---------------------------------------------------------------------
* after preferred dividends

6.  SEMPRA ENERGY GLOBAL ENTERPRISES

Sempra Energy Global Enterprises (SEGE), formerly named Sempra Energy Holdings, a wholly owned subsidiary of Sempra Energy, has a $500 million credit agreement that expires in October 2000 and is available to support commercial paper. Borrowings under the agreement would bear interest at various rates based on market rates and Sempra Energy's credit rating. At June 30, 2000, SEGE had no borrowings or commercial paper obligations outstanding. Borrowings and the commercial paper would be guaranteed by Sempra Energy.

On May 5, 1999, SEGE and certain affiliates filed a shelf registration for the issuance of up to $1.1 billion of securities, guaranteed by Sempra Energy, to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. At June 30, 2000, other affiliates had issued $0.7 billion of securities under this registration statement; SEGE has not issued any securities under the registration statement.


Summarized financial information of SEGE is provided below.

                   (Dollars in millions)

                             At June 30,      At December 31,
                                 2000              1999
                             -------------    --------------
     Current assets            $3,860            $2,271
     Non-current assets         1,285             1,317
     Current liabilities        3,477             2,124
     Non-current liabilities      628               502

                             ----------------------------------------
                             Three-month periods    Six-month periods
                                ended June 30,        ended June 30,
                             ----------------------------------------
                              2000       1999        2000    1999
                             ----------------------------------------

     Operating revenues       $294       $157        $577    $271
     Operating expenses        293        157         565     286
     Net income (loss)          40          3          54      (7)





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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," intends," "may" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements.

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

See also "Factors Influencing Future Performance" below.

MAJOR FINANCIAL TRANSACTIONS

See Note 2 of the notes to Consolidated Financial Statements concerning common stock repurchases, a reduction in common dividends, South American investments and the agreement to terminate the KN
Energy acquisition.

The effect of the self-tender stock repurchase, which did not affect the number of common shares outstanding until March 9, 2000, was to increase earnings per share by $0.05 for each of the three-month and six-month periods ended June 30, 2000, respectively. The impact of this repurchase on future periods is dependent on the amount of future net income and cannot be predicted, and could even be negative if net income fell to the level where the cost of the repurchases' financing had a greater impact on earnings per share than did the reduction in the number of shares. However, if the repurchase had taken place on January 1, 1999 and been financed at the cost of the actual repurchase in 2000, the impact would have been to increase 1999's earnings per share by $0.12.

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations continue to be the major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. Cash and cash equivalents at June 30, 2000 are available for investment in utility plant, the retirement of debt, energy-related domestic and international projects and other corporate purposes. Approximately $450 million of the cash and cash equivalents at June 30, 2000 is that of the California utilities. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2000, the increase in cash flows from operations is primarily due to higher income tax refunds and increases in accounts payable, offset by an increase in net energy trading assets.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment by the California utilities are estimated to be $500 million for the full year 2000 and will be financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2000, the decrease in cash flows from financing activities is primarily due to greater short-term debt repayments in 2000 compared to the corresponding period in 1999.

As described in Note 2 of the notes to Consolidated Financial
Statements, the Company repurchased 36.1 million shares of its outstanding common stock at $20.00 per share. The Company issued $500 million of notes and $200 million of preferred securities to finance substantially all of the repurchase.

As described in Note 2 of the notes to Consolidated Financial
Statements, the Company announced a reduction of its quarterly dividend per share to $0.25 from its previous level of $0.39 commencing with the dividend payable in the second quarter of 2000.

In May 2000, SDG&E called its 9-5/8 percent First Mortgage Bonds due in 2020 at a cost of $104.04 per bond, or $10 million including accrued interest.

RESULTS OF OPERATIONS

Net income increased 34 percent and 23 percent for the three-month and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999, primarily due to higher earnings at Sempra Energy Trading and Sempra Energy International. Net income per share increased 57 percent and 37 percent for the same periods due to the increased net income and the effects of the Company's common stock purchases described in Note 2 of the notes of Consolidated Financial Statements.

UTILITY OPERATIONS

The tables below summarize the natural gas and electric volumes and revenues by customer class for the six-month periods ended June 30, 2000 and 1999.




Sempra Energy
Gas Sales, Transportation and Exchange
For the six-month periods ended June 30
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                            Volumes    Revenue    Volumes    Revenue    Volumes    Revenue
                      ----------------------------------------------------------------------
2000:
 Residential                    156    $1,164         2     $  8         158      $1,172
 Commercial and industrial       56       345       169      132         225         477
 Utility electric generation     --        --       118       43         118          43
 Wholesale                       --        --        14       12          14          12
                            ---------------------------------------------------------------
                                212    $1,509       303     $195         515       1,704
 Balancing accounts and other                                                       (167)
                                                                                 --------
   Total                                                                          $1,537
--------------------------------------------------------------------------------------------

1999:
 Residential                    187    $1,190         1     $  4         188      $1,194
 Commercial and industrial       60       301       161      131         221         432
 Utility electric generation*    18         7        49       20          67          27
 Wholesale                       --        --        15        4          15           4
                            ---------------------------------------------------------------
                                265    $1,498       226     $159         491       1,657
 Balancing accounts and other                                                       (253)
                                                                                 ---------
   Total                                                                          $1,404
--------------------------------------------------------------------------------------------
* For the months prior to the sale of its electric plants, the portion of revenue related to SDG&E's sales to the plants includes margin only.



Natural gas revenues increased 9 percent for the six-month period ended June 30, 2000 compared to the same period in 1999. The increase is primarily due to higher natural gas prices.

Sempra Energy
Electric Distribution and Transmission
For the six-month periods ended June 30
(Volumes in millions of Kwhrs, dollars in millions)
                                   2000              1999
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 3,130   $ 332      3,134   $ 315
  Commercial                  2,913     274      2,994     271
  Industrial                  1,139      84        968      69
  Direct access               1,744      59      1,403      48
  Street and highway lighting    33       3         38       3
  Off-system sales              253      11         52       1
                        ------------------------------------------
                              9,212     763      8,589     707
  Balancing and other                    59                299
                        ------------------------------------------
  Total                       9,212  $  822      8,589  $1,006
                        ------------------------------------------


Electric revenues decreased 18 percent for the six-month period ended June 30, 2000 compared to the same period in 1999. The decrease is primarily due to the decrease in base electric rates (the non-commodity portion) from the completion of stranded cost recovery (described in
Note 3 of the notes to Consolidated Financial Statements), offset by the effect of higher prices, as discussed below.

Cost of natural gas distributed increased 25 percent for the six-month period ended June 30, 2000 compared to the corresponding period in 1999. The increase was primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 1999 Annual Report, current or future customer rates normally recover the actual cost of natural gas.

Electric fuel and net purchased power expense increased 88 percent for the six-month period ended June 30, 2000 compared to the corresponding period in 1999. The increase was primarily due to the higher price of electricity from the PX reflecting the recent supply/demand conditions described in Note 3 of the notes to Consolidated Financial Statements. Under the current regulatory framework, changes in on-system prices do not affect net income, as explained in the 1999 Annual Report.

Operating expenses increased 18 percent for the six-month period ended June 30, 2000 compared to the same period in 1999. The increase is primarily due to increased operating expenses at Sempra Energy Trading, offset by reduced operating expenses at SoCalGas and SDG&E.

Depreciation and amortization expense decreased 54 percent for the six-month period ended June 30, 2000, compared to the corresponding period in 1999 due to the sale of SDG&E's fossil power plants and combustion turbines.

Net income at SoCalGas increased slightly for the three-month and six-month periods ended June 30, 2000, compared to the same periods in 1999, due to reduced operating and maintenance expenses. Net income at SDG&E decreased for the three-month and six-month periods ended June 30, 2000, compared to the same periods in 1999, due to decreased rate base and authorized rate of return on equity, and increased interest expense on rate reduction bond refunds (all of which began in mid 1999 and which are related to industry restructuring) offset by the elimination of a regulatory balancing account at the end of 1999. With the elimination of the balancing account, SDG&E's net income now fluctuates with changes in natural gas demand, due to seasonal and other factors. During the six-month period ended June 30, 2000, this resulted in a $10 million increase in net income. This was based on a timing difference that likely will reverse later in the year.

FACTORS INFLUENCING FUTURE PERFORMANCE

Base results of the Company in the near future will depend primarily on the results of the California utilities. Earnings growth and fluctuations will depend on changes in the utility industry and activities at SEI, SET and other businesses. "Other Operations" below notes the volatility in the earnings of SET. As SET and/or similar operations become increasingly more significant to the Company's results, it is likely that consolidated results will be more volatile than in prior periods. In addition, the ratemaking and regulatory process, electric- and natural gas-industry restructuring, changing energy marketplace, developments in the businesses other than the California utilities, and other factors will influence future financial performance. These factors are summarized below.

As noted in Note 3 of the notes to Consolidated Financial Statements, a number of factors, including recent supply/demand conditions, have resulted in abnormally high commodity prices, which are expected to continue through the heavy air-conditioning season in the southwestern United States. This has caused SDG&E's monthly customer bills to be substantially higher than normal. SDG&E and others have proposed various methods of responding to these high rates.

On June 28, 2000 the ISO Board of Governors approved the reduction of the wholesale price cap for electricity in California from $750 per megawatt hour (MWh) to $500 per MWh. Subsequently, on August 1, 2000, they approved an additional reduction of the price cap from $500 per MWh to $250 per MWh. In a filing the following day, SDG&E requested that the Federal Energy Regulatory Commission (FERC) place an emergency order capping the price electricity generators offer to the PX/ISO wholesale markets at $250 per MWh. However, three large power-generating companies have requested a FERC ruling that any attempt to limit wholesale electricity prices be judged unjust and unreasonable and that the ISO be ordered to compensate them for actual damages and lost opportunity costs.

On August 3, 2000 the CPUC approved a proposal by SDG&E to accelerate the refund to its electric customers of $100 million of certain balancing account overcollections to partially offset the high monthly bills. This is in addition to the $388 million return to residential and small commercial customers of surplus bond proceeds referred to above.

In addition, the CPUC denied a proposal by others to place a ceiling on electric rates for residential and small commercial customers. It also ordered SDG&E not to disconnect the service of any customers who do not pay their high bills through November 2000, and directed SDG&E to expand its level pay plan to all customers who request it. This would allow a customer to level out payments over a year. The CPUC agreed to study the issues and hold hearings and did not rule out a rate freeze in the future. In addition, the CPUC granted SDG&E expanded authority to participate in the PX's Block Forward Market which allows SDG&E to utilize futures contracts to hedge electricity prices and purchase electricity for extended periods at fixed prices.

On August 9, 2000 the California governor issued a press release calling on the CPUC to establish a one- or two-year rate reduction and stabilization plan to cut electricity rates by about one-half for SDG&E residential and business customers, but still allow SDG&E to eventually recover the prices paid for wholesale power.

In response, a CPUC commissioner has issued a proposed decision which, if adopted by the CPUC, would impose an interim rate freeze on SDG&E's electric rates for residential, small commercial and lighting customers. Under the proposed decision these rates would be frozen through December 2003 at 110 percent of June 30, 1998 levels. A balancing account would be established to record related undercollections resulting from the frozen rates with undercollected amounts to be recovered in a manner (not specified in the proposed decision) intended to make SDG&E whole.

A second CPUC commissioner has proposed an alternate decision which would impose a similar rate freeze only on monthly volumes of electricity used by the lowest-volume 70 percent of customers (500 kwh for residential customers and 1,500 kwh for commercial customers). This is intended to encourage conservation. The alternate proposal would also automatically switch all SDG&E customers to a level-pay plan, except for those customers who specifically indicate that they do not want to participate in this billing arrangement. This alternate proposal would provide for the deferred billings to be accumulated in an existing balancing account, to be recovered in a manner intended to make SDG&E whole.

The proposed decisions will be reviewed by the CPUC, which may accept either one (with or without modification) or reject them both, in rendering a final decision on the matter. The CPUC has scheduled a special meeting on August 21, 2000 to address this matter.

The California State Senate has approved emergency legislation to roll back and freeze rates at July 1999 levels in the San Diego area (effective June 1, 2000) and sent it to the State Assembly for its action. The bill requires the CPUC to initiate a proceeding to assess alternatives for recovering undercollections resulting from the rate freeze.

The FERC is investigating the electric bulk power markets and California's attorney general is investigating whether there has been market manipulation. Various proposals have included application of any refunds from power suppliers, arising from such investigations, to help defray any billings deferred as a result of adoption of certain of the proposals.

The proposed legislation, the proposed CPUC decisions and other proposals to respond to the high electricity rates would, if adopted, adversely affect the timing of revenue collections by SDG&E and related cash flows. They could also adversely affect the ultimate collectibility of these revenues, which are intended to recover the costs of electricity purchased by SDG&E to serve its customers. The Company is unable to predict whether any of these proposals will be adopted or their ultimate impact on SDG&E. However, SDG&E will vigorously oppose, through regulatory proceedings and otherwise, any proposal that does not assure the ultimate collectibility of its full costs of providing electricity service.

See Note 3 of the notes to Consolidated Financial Statements for further discussion.

South American Acquisitions

See Note 2 of the notes to Consolidated Financial Statements and
"International Operations" below for a discussion of the 1999 acquisitions of Chilquinta Energia S.A. and Luz del Sur S.A. and the recent increase in the Company's Argentine investments.

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

Key elements of the mechanisms include an initial reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates or awards if service quality exceeds set standards. Specifically, the key elements of the mechanisms include the following:

-- Earnings up to 25 basis points in excess of the authorized rate of return on rate base are retained 100 percent by shareholders. Earnings that exceed the authorized rate of return on rate base by greater than 25 basis points are shared between customers and shareholders on a sliding scale that begins with 75 percent of the additional earnings being given back to customers and declining to 0 percent as earned returns approach 300 basis points above authorized amounts. There is no sharing if actual earnings fall below the authorized rate of return. In 1999, SDG&E and SoCalGas were authorized to earn 9.05 percent and9.49 percent, respectively, on rate base. For 2000, the authorized return is 8.75 percent for SDG&E and 9.49 percent for SoCalGas.

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

-- A SoCalGas mechanism allows for pricing flexibility for residential and small-commercial customers, with any shortfalls in revenue being borne by shareholders and with any increase in revenue shared between shareholders and customers.

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

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's natural gas transportation costs are allocated among various customer classes (residential, commercial, industrial, etc.). In October 1998, the California utilities filed 1999 BCAP applications requesting that new rates become effective August 1, 1999, and remain in effect through December 31, 2002. On April 20, 2000, the CPUC issued a decision adopting overall decreases in natural gas revenues of $210 million for SoCalGas and $37 million for SDG&E for transportation rates effective June 1, 2000. Since the decrease reflects anticipated changes in corresponding costs, it has no effect on net income.

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

In June 1999, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $8 million for the annual period ended March 31, 1999. On June 8, 2000 the CPUC approved the $8 million award and deferred decision regarding extending the GCIM beyond March 31, 2000 until an evaluation is performed by the Commission staff. The evaluation report is expected in January 2001.

In June 2000, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $10 million for the annual period ended March 31, 2000. A CPUC decision is expected during the first quarter of 2001.

INTERNATIONAL OPERATIONS

On July 11, 2000 the Company announced an agreement to purchase, for approximately $140 million, an additional 21.5-percent interest in two Argentine natural gas utility holding companies (Sodigas Pampeana S.A. and Sodigas Sur S.A.). Completion of the transaction, scheduled for the fourth quarter of 2000, would increase the Company's investment in the two Argentine companies from 21.5 percent to 43 percent.

As discussed in Note 2 of the notes to Consolidated Financial
Statements, Sempra Energy invested in two additional utility companies in South America during 1999.

Results for international operations for the three-month and six-month periods ended June 30, 2000 were net income of $7 million and $12 million, respectively, compared to losses of $2 million and $8 million, respectively, for the corresponding period in 1999. (The 1999 loss has been restated to reflect the current configuration of this business unit, which now includes two small, domestic natural gas utilities.) The increase in net income is primarily due to income from Chilquinta Energia S.A. and Luz del Sur S.A.

Accounting for international operations has resulted in foreign currency translation adjustments, as discussed in Note 4 of the notes to Consolidated Financial Statements.

OTHER OPERATIONS

Sempra Energy Trading (SET) is a leading energy trading and marketing firm headquartered in Stamford, Connecticut. SET engages primarily in natural gas, petroleum and power marketing (domestic and international). For the three-month and six-month periods ended June 30, 2000, SET recorded net income of $40 million and $58 million, respectively, compared to $3 million and $4 million, respectively, for the corresponding periods in 1999. The increase in income was primarily due to increased volatility in energy prices and greater penetration of all customer segments, resulting in higher volumes traded in the six-month period ended June 30, 2000. In addition, natural gas and petroleum trading contributed significantly to increased earnings in 2000. During the three-month period ended June 30, 2000, SET further expanded its international operations with the opening of an office in Singapore.

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties and alternative-fuel projects. SEF's portfolio includes over 1,250 properties throughout the United States. These investments are expected to provide income-tax benefits (primarily from income-tax credits) over 10-year periods. For the three-month and six-month periods ended June 30, 2000, SEF recorded net income of $7 million and $15 million, respectively, compared to $7 million and $14 million, respectively, for the corresponding periods in 1999. This is expected to decline as the various 10-year periods expire, unless SEF makes sufficient new investments. SEF's future investment policy is dependent on the Company's future domestic income-tax position.

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

In December 1999, the Securities Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 101 " Revenue Recognition. SABs are not rules issued by the SEC. Rather, they represent interpretations and practices followed by the SEC's staff in administering the disclosure requirements of the federal securities laws. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements; it does not change the existing rules on revenue recognition. SAB 101 sets forth the basic criteria that must be met before revenue should be recorded. Implementation of SAB 101 is required by the fourth quarter of 2000 and will have no effect on the company's Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1999. The diversified Value at Risk used to measure market risk of SET's portfolio increased to $6.3 million at June 30, 2000 as compared to $2.6 million at December 31, 1999 due to increased natural gas prices, combined with increased price volatility in the power markets.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE

Sempra Energy's 14-member board of directors is divided into three classes whose terms are staggered so that the term of one class expires at each Annual Meeting of Shareholders. At the annual meeting on May 2, 2000, the shareholders of Sempra Energy re-elected five directors for a three-year term expiring in 2003. A shareholder proposal regarding voting approval requirements, recommending a simple majority vote rule on all issues that are submitted to shareholder vote, was not approved. Details of the votes are provided in the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2000.

Additional information concerning the election of the board of directors and the shareholder proposal is contained in the Company's Notice of 2000 Annual Meeting of Shareholders and Proxy Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six-month period ended
      June 30, 2000.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2000:

Current Report on Form 8-K filed April 28, 2000, filing as an exhibit the Company's press release of April 27, 2000 giving the financial results for the three-month period ended March 31, 2000.

Current Report on Form 8-K filed August 2, 2000, filing as an exhibit the Company's press release of July 27, 2000 giving the financial results for the three-month period ended June 30, 2000.






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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)






Date: August 11, 2000                By:       /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Vice President and Controller