Form 10-Q
period 2000-09-30
SEMPRA ENERGY
filed 2000-11-13
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2000
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on October 31, 2000:       204,509,392
                                              ---------------------


PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions, except per share amounts
                                                        Three Months Ended
                                                             September 30,
                                                          ---------------
                                                           2000     1999
                                                          ------   ------
Revenues and Other Income
  California utility revenues
    Natural gas                                           $ 799    $ 618
    Electric                                                645      437
  Other operating revenues                                  366      166
  Other income                                               48       33
                                                          ------   ------
  Total                                                   1,858    1,254
                                                          ------   ------
Expenses
  Cost of natural gas distributed                           382      203
  Electric fuel and net purchased power                     444      180
  Operating expenses                                        609      440
  Depreciation and amortization                             142      140
  Other taxes and franchise payments                         47       40
  Preferred dividends of subsidiaries                         2        3
  Trust preferred distributions by subsidiary                 5       --
                                                          ------   ------
  Total                                                   1,631    1,006
                                                          ------   ------
Income Before Interest and Income Taxes                     227      248
Interest                                                     67       73
                                                          ------   ------
Income Before Income Taxes                                  160      175
Income Taxes                                                 50       67
                                                          ------   ------
Net Income                                                $ 110    $ 108
                                                          ======   ======
Weighted-average number of shares outstanding (Basic)*   201,338  237,353
                                                         -------   ------
Weighted-average number of shares outstanding (Diluted)* 201,497  237,794
                                                         -------   ------
Net Income Per Share of Common Stock (Basic and Diluted)  $0.55    $0.45
                                                          ======   ======
Common Dividends Declared Per Share                       $0.25    $0.39
                                                          ======   ======
*In thousands of shares
See notes to Consolidated Financial Statements.


SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions, except per share amounts
                                                         Nine Months Ended
                                                             September 30,
                                                          ---------------
                                                           2000     1999
                                                          ------   ------
Revenues and Other Income
  California utility revenues
    Natural gas                                          $2,336   $2,022
    Electric                                              1,467    1,443
  Other operating revenues                                  936      429
  Other income                                              121       68
                                                          ------   ------
  Total                                                   4,860    3,962
                                                          ------   ------

Expenses
  Cost of natural gas distributed                         1,088      769
  Electric fuel and net purchased power                     841      391
  Operating expenses                                      1,637    1,313
  Depreciation and amortization                             420      749
  Franchise payments and other taxes                        138      126
  Preferred dividends of subsidiaries                         8        9
  Trust preferred distributions by subsidiary                11       --
                                                          ------   ------
  Total                                                   4,143    3,357
                                                          ------   ------
Income Before Interest and Income Taxes                     717      605
Interest                                                    216      185
                                                          ------   ------
Income Before Income Taxes                                  501      420
Income Taxes                                                167      131
                                                          ------   ------
Net Income                                                $ 334    $ 289
                                                          ======   ======
Weighted-average number of shares outstanding (Basic)*   210,303  237,192
                                                         -------   ------
Weighted-average number of shares outstanding (Diluted)* 210,405  237,556
                                                         -------   ------
Net Income Per Share of Common Stock (Basic and Diluted)  $1.59    $1.22
                                                          ======   ======
Common Dividends Declared Per Share                       $0.75    $1.17
                                                          ======   ======

*In thousands of shares
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                       Balance at
                                                 ------------------------
                                                 September 30, December 31,
                                                    2000         1999
                                                 -----------  -----------
ASSETS
Current assets
  Cash and cash equivalents                       $   378       $  487
  Accounts receivable                                 756          552
  Income taxes receivable                              --          144
  Deferred income taxes                                 8           --
  Energy trading assets                             3,408        1,539
  Inventories                                         195          147
  Other                                               285          146
                                              ----------------------------
     Total current assets                           5,030        3,015
                                              ----------------------------
Investments and other assets
  Regulatory assets                                   956          606
  Nuclear decommissioning trusts                      578          551
  Investments                                       1,195        1,164
  Other assets                                        471          460
                                              ----------------------------
     Total investments and other assets             3,200        2,781
                                              ----------------------------
Property, plant and equipment
  Property, plant and equipment                    11,673       11,127
  Less accumulated depreciation and amortization   (6,101)      (5,733)
                                              ----------------------------
     Total property, plant and equipment - net      5,572        5,394
                                               ---------------------------
     Total assets                                 $13,802      $11,190
                                               ===========================
See notes to Consolidated Financial Statements.


SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                        Balance at
                                                 ------------------------
                                                 September 30, December 31,
                                                     2000        1999
                                                 ----------- -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt                                 $   303      $   182
  Accounts payable                                    941          546
  Income taxes payable                                123           --
  Deferred income taxes                                --           67
  Energy trading liabilities                        3,007        1,365
  Dividends and interest payable                      118          154
  Regulatory balancing accounts - net                 435          346
  Customer refunds payable                            254           --
  Current portion of long-term debt                   118          155
  Other                                               480          421
                                               ---------------------------
     Total current liabilities                      5,779        3,236
                                               ---------------------------
Long-term debt                                      3,300        2,902
                                               ---------------------------
Deferred credits and other liabilities
  Customer advances for construction                   62           72
  Post-retirement benefits other than pensions        198          204
  Deferred income taxes                               679          615
  Deferred investment tax credits                     102          106
  Deferred credits and other liabilities              800          865
                                               ---------------------------
    Total deferred credits and other liabilities    1,841        1,862
                                               ---------------------------
Preferred stock of subsidiaries                       204          204
                                               ---------------------------
Mandatorily redeemable trust preferred securities     200           --
                                               ---------------------------
Commitments and contingent liabilities (Note 3)

SHAREHOLDERS' EQUITY
  Common stock                                      1,414        1,966
  Retained earnings                                 1,117        1,101
  Deferred compensation relating to ESOP              (39)         (42)
  Accumulated other comprehensive income              (14)         (39)
                                               ---------------------------
     Total shareholders' equity                     2,478        2,986
                                               ---------------------------
     Total liabilities and shareholders' equity   $13,802      $11,190
                                               ===========================
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                          Nine Months Ended September 30,
                                                           ------------------------
                                                             2000             1999
                                                           -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $ 334           $ 289
 Adjustments to reconcile net income to
  net cash provided by operating activities
     Depreciation and amortization                            420             749
     Customer refunds paid                                   (378)             --
     Portion of depreciation arising from
       sales of generating plants                              --            (295)
     Application of balancing accounts to stranded costs       --             (66)
     Deferred income taxes and investment tax credits          (7)           (189)
     Equity in (income) losses of unconsolidated subs and
       joint ventures                                         (42)             10
     Non-cash rate reduction bond expense (revenue)            16             (50)
     Other - net                                                9            (115)
     Net changes in other working capital components          323             550
                                                          -------------------------
       Net cash provided by operating activities              675             883
                                                          -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment             (492)           (401)
  Investment in Chilquinta Energia and Luz del Sur             --            (528)
  Net proceeds from sale of generating plants                  --             466
  Other                                                       (38)           (121)
                                                          -------------------------
     Net cash used in investing activities                   (530)           (584)
                                                          -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends                                           (195)           (281)
  Repurchase of common stock                                 (725)             --
  Issuance of trust preferred securities                      200              --
  Issuance of long-term debt                                  512             176
  Payments on long-term debt                                 (158)           (188)
  Increase in short-term debt - net                           121              42
  Other                                                        (9)              2
                                                          -------------------------
     Net cash used in financing activities                   (254)           (249)
                                                          -------------------------
Increase (decrease) in Cash and Cash Equivalents             (109)             50
Cash and Cash Equivalents, January 1                          487             424
                                                           ------------------------
Cash and Cash Equivalents, September 30                    $  378           $ 474
                                                           ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized             $ 233           $ 242
                                                           ========================
  Income tax payments (refunds) - net                       $ (58)          $ 168
                                                           ========================
  Real estate investments acquired                          $  --           $  38
  Cash paid                                                    --              (4)
                                                           ------------------------
  Liabilities assumed                                       $  --           $  34
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

Additional Common Stock Repurchases Authorized

On March 9, 2000, the Company's Board of Directors authorized the expenditure of up to $100 million to repurchase additional shares of common stock from time to time in the open market or in privately negotiated transactions. Authorization of the stock repurchase does not obligate the Company to acquire any particular amount of common stock or within any specific timeframe. Through November 12, 2000, the Company acquired 162,000 shares under this authorization (all in July
2000).

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

Investments in South America

On June 10, 1999, Sempra Energy International (SEI) and Public Service Enterprise Group (PSEG) purchased (on a 50/50 basis) Chilquinta Energia S.A. (Energia), primarily a Chilean electric distribution company, for $840 million. SEI invested $260 million for the purchase of stock and refinanced $160 million of Energia's outstanding long-term debt. In September 1999, SEI and PSEG completed their acquisition of 47.5 percent of the outstanding shares of Luz del Sur S.A.A., a Peruvian electric distribution company. SEI's share of the transaction was $108 million in cash. This acquisition, combined with the 37 percent already owned through Energia, increased the companies' total joint ownership to 84.5 percent of Luz del Sur S.A.A.

On October 12, 2000 the Company completed the purchase, for approximately $140 million, of an additional 21.5-percent interest in two Argentine natural gas utility holding companies (Sodigas Pampeana S.A. and Sodigas Sur S.A.). The transaction increased the Company's investment in the two Argentine companies from 21.5 percent to 43 percent.

KN Energy

On June 21, 1999, Sempra Energy and KN Energy, Inc. (KN) announced that they had agreed to terminate an agreement for the acquisition of KN by Sempra Energy. Expenses incurred in connection with the proposed acquisition were $11 million, after tax, for the nine-month period ended September 30, 1999. There were no such expenses incurred in the three-month period ended September 30, 1999.


3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

Background

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

California's investor-owned utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs may purchase from the PX or any other "qualified exchange" the power that they distribute or may utilize any of the available tools (i.e., block forward market and bilateral contracts as described below) to make these purchases. A "qualified exchange" is defined as one that provides continuous trading in either a bid/ask or second price auction type market, equal nondiscriminatory access and a mechanism for timely, anonymous price transparency. An Independent System Operator (ISO) schedules power transactions and access to the transmission system.

The local utility continues to provide distribution service regardless of the source from which the customer chooses to purchase electricity. Purchases by SDG&E from the PX/ISO are included in electric fuel and net purchased power expenses, and revenues from sales to the PX/ISO have been netted therein on the Statements of Consolidated Income. Revenues from the PX/ISO reflect sales to the PX/ISO at market prices of energy from SDG&E's power plants and from its long-term purchased-power contracts.

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

SDG&E's stranded costs included the cost of SONGS as of December 31, 1995. SDG&E retains its 20-percent ownership interest in SONGS. SONGS costs subsequent to December 31, 1995, are recoverable only from the sales to the PX of power produced from SONGS, at rates previously fixed by the CPUC through December 31, 2003 and at market rates thereafter. Subsequent to December 31, 2003, any benefits associated with the operation of SONGS would be shared equally with customers. These benefits may be defined as one of the following: profits from continued operations (shareholders would bear any losses), any gain on plant sale, a third party appraisal or some other valuation approach. SDG&E must notify the CPUC no later than July 1, 2002 as to its preferred valuation approach. SDG&E's request for CPUC approval to auction its interest in SONGS has been withdrawn, with the CPUC reserving the right to approve any future ratemaking or divestiture request.

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

The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), the bond sale proceeds were greater than needed. Accordingly, during the third quarter of 2000 SDG&E returned to its customers, via a combination of cash refunds and billing credits, $388 million of surplus bond proceeds in accordance with a June 8, 2000 CPUC decision.

AB 1890 also included a rate freeze for all IOU customers. The rate freeze was to have stayed in place until January 1, 2002. However, in connection with completion of its stranded cost recovery, SDG&E filed with the CPUC and received approval to reduce base rates (the non-commodity portion of rates) to all electric customers, effective July 1, 1999. The portion of the electric rate representing the commodity cost was to be passed through to customers with no markup and would fluctuate with the price of electricity from the ISO/PX.

Recent Developments Concerning Commodity Prices

Recently, a number of factors, including recent supply/demand conditions, resulted in abnormally high commodity prices, which caused SDG&E's monthly customer bills to be substantially higher than normal. Responses to these high rates have resulted in a temporary ceiling on the commodity portion of electric rates, as described below.

On June 28, 2000 the ISO Board of Governors approved the reduction of the wholesale price cap for electricity in California from $750 per megawatt hour (MWh) to $500 per MWh. Subsequently, on August 1, 2000, it approved an additional reduction of the price cap from $500 per MWh to $250 per MWh. On November 1, 2000 the FERC reported its findings from its formal investigation of the electric rates and structure of the ISO/PX, as well as of market-based sellers in the California market. The investigation found no specific abuse of market power by individual generators and determined that constraints within the market structure, such as hedging restrictions imposed by the CPUC, and a long-term shortage of power in the state resulted in the high electric commodity prices. Federal regulators proposed several remedies to fix California's flawed market, but stated that past profits from generators and traders could not be ordered refunded to customers. The FERC did state that the high short-term energy rates during the summer of 2000 were "unjust and unreasonable" and left the door open to future customer refunds should specific instances of market abuses be uncovered. The report proposes a temporary modification (for the next two years) of how prices are set in the PX, so that bids higher than $150 per MWh cannot set the market clearing price paid to all participants. Companies can receive prices higher than the $150 per MWh "soft cap," but only if they can demonstrate they are justified and fulfill extensive reporting requirements. In addition, the FERC proposes to allow the California IOUs to buy and sell power outside the PX to afford the IOUs better deals, to replace the ISO/PX stakeholder governing boards with independent boards, and to require market buyers to schedule 95 percent of their transactions in the day-ahead markets to reduce the over-reliance on the real-time market to meet supply. The FERC ordered that the $250 per MWh ISO/PX price cap, as described above, will remain in place until the new FERC pricing mechanism is finalized. The FERC proposal will be open to industry and public comment before implementation. A final order is expected by the end of 2000.

On August 3, 2000 the CPUC approved a proposal by SDG&E to accelerate the refund to its electric customers of $100 million of certain balancing account overcollections to partially offset the high monthly bills. This refund is in addition to the $388 million of surplus bond proceeds (see above) returned to residential and small commercial customers.

Also on August 3, 2000 the CPUC granted SDG&E expanded authority to participate in the PX's block forward market which allows SDG&E to utilize futures contracts to hedge electricity prices and purchase electricity for extended periods at fixed prices. In addition, it ordered SDG&E not to disconnect the service of any customers who do not pay their high bills through October 31, 2000. SDG&E recently requested the CPUC to extend this policy through December 31, 2000 for customer classes covered by AB 265 (see below). The CPUC also directed SDG&E to expand its level pay plan to all customers who request it. This allows a customer to level out payments over a year.

Subsequently, in September 2000 the California governor signed two bills (AB 265 and AB 970) passed by the California Legislature with respect to electricity pricing and power plant construction. AB 265 contains a commodity rate ceiling and stabilization plan that imposes a ceiling on the commodity rate for electricity that SDG&E can pass on to residential and small business customers on a current basis. The ceiling is retroactive to June 1, 2000, extends through December 31, 2002, and may be extended through December 31, 2003 if the CPUC determines that it is in the public interest. AB 265 also requires the CPUC to initiate a proceeding to assess alternatives for recovering undercollections (the cost of electricity purchased by SDG&E that cannot be passed on to customers on a current basis) resulting from the commodity rate ceiling. The legislation provides for the recovery of such undercollections (in excess of net revenues associated with sales of energy from utility-owned or managed generation assets) resulting from the reasonable and prudent costs of procuring the commodity. It also directs the CPUC to examine the prudence and reasonableness of SDG&E's procurement of wholesale energy on behalf of its customers. In October 2000, the CPUC commenced a thorough review of SDG&E's energy procurement practices for the period July 1999 through August 2000. A decision is expected in the third quarter of 2001. AB 970 speeds up the licensing and review of new power plants to increase supply and meet growing demand. The bill also encourages energy conservation, establishing new programs to reduce demand.

To implement AB 265, on September 7, 2000, the CPUC unanimously approved a cap on electric rates. The ceiling on the electricity commodity portion of customers' bills is set at 6.5 cents/kWh. This is a "floating cap" that can float downward as prices decrease, but cannot exceed actual commodity costs without the permission of the CPUC. An interest-bearing balancing account would be established to record related undercollections resulting from the commodity rate ceiling with undercollected amounts to be recovered in a manner (not specified in the decision) intended to make SDG&E whole for the reasonable and prudent costs of procuring the electric commodity. This balancing account is classified as a regulatory asset on the Consolidated Balance Sheets due to its long-term nature. The undercollection is $254 million at September 30, 2000, is estimated to amount to $375 million by December 31, 2000, and grow to $550 million and $750 million at December 31, 2001 and 2002, respectively, based on NYMEX Palo Verde futures prices. If the CPUC later adopts the option granted it by the legislation to extend the ceiling for an additional year, the balance at December 31, 2003 is estimated to be $950 million. These amounts are higher than those recently discussed by the Company due to balancing-account treatment of contracts with Qualified Facilities and changes in NYMEX Palo Verde futures prices. These amounts could increase or decrease significantly due to variations between the forward prices used in the estimation process and the actual costs incurred, and could decrease to the extent that regulators permit overcollections in other balancing accounts to be applied against this undercollection and/or take actions to correct the California market, such as by adopting the $150 per MWh "soft cap" recently proposed by the FERC. In October 2000 SDG&E requested that the CPUC freeze the commodity rate at 6.5 cents/kWh instead of capping the rate at that amount. Under a rate freeze, in those months when the electric commodity cost is less than 6.5 cents/kWh, SDG&E would be able to collect more revenue than its current cost of electricity to offset the undercollection incurred when wholesale power prices are above that rate.

Customers covered under the commodity rate ceiling plan include residential, small-commercial and lighting customers, as well as general acute-care hospitals, K-12 public and private schools and other small usage customers. Based on 6.5 cents/kWh, the average customer's electric bill is expected to be $53 a month for residential customers and $220 a month for small-commercial customers. Because the legislation is retroactive to June 1, 2000, customers will receive credits on their bills for the amounts paid in excess of the 6.5-cents cap from June through August of 2000. During the summer of 2000, the average electric commodity cost was 13.95 cents/kWh (compared to 4.34 cents/kWh the prior summer). The legislation also charges the CPUC with setting up a voluntary program for large-commercial, agricultural and industrial customers that would allow such customers the option of the 6.5-cents cap during the year with a true-up at year end. The CPUC is in the initial stages of designing a program to implement this part of the legislation.

On September 21, 2000, the CPUC granted SDG&E authority to purchase up to 1,900 megawatts of power through bilateral contracts. These contracts are transactions between SDG&E and a third-party power supplier (other than the PX) that require the third party to provide a specific amount of power at a specific future time and price. Subsequent to September 30, 2000, SDG&E began signing multi-year contracts for fixed-price power. The current intention is not to contract for a large portion of its requirements.

A third bill (AB 1165) addressed utility revenue shortfalls from the commodity rate ceiling by allocating $150 million of state funds to provide most customers with rate relief from the high cost of wholesale energy incurred during the commodity rate ceiling period. The bill was vetoed by the California governor on September 29, 2000.

The FERC continues to investigate the electric bulk power markets and California's attorney general is investigating whether there has been market manipulation. Ongoing investigations are also in process by the CPUC and the U.S. Attorney General's office. Various proposals have included application of any refunds from power suppliers, arising from such investigations, to help defray any billings deferred as a result of adoption of the commodity price ceiling. The California Joint Legislative Audit Committee recently approved an audit of the PX/ISO.

AB 265 and related CPUC decisions to respond to the high electricity rates will adversely affect the timing of revenue collections by SDG&E and related cash flows. However, the legislation and related decisions affirm SDG&E's right to recover all of its prudently incurred costs of purchasing electricity for its customers. As noted above, a decision is expected in the third quarter of 2001 on the CPUC's review of SDG&E's recent energy procurement practices. During the third quarter of 2000, SDG&E recorded an aftertax charge of $30 million related to the recent legislative and regulatory actions associated with power acquisition costs. However, SDG&E will vigorously oppose, through regulatory proceedings and otherwise, any proposal that does not assure the ultimate collectibility of its full costs of providing electric service.

California regulatory uncertainties have led Moody's Investors Service to change its rating outlook on SDG&E's securities from positive to negative. Moody's also changed the rating outlook on Sempra Energy's securities from stable to negative. Fitch IBCA, another major credit rating agency, also lowered its outlook on SDG&E's securities from stable to negative due to the uncertainty over the recovery of high wholesale energy prices not included in customer bills. Another major credit rating agency, Standard & Poor's, did not change the Company's rating outlook and believes the Company's long-term prognosis to be stable. Although some of the rating outlooks have changed, the Company's actual credit ratings have not. As of November 7, 2000, the Company's credit ratings are as follows:

                              S&P        Moody's       Fitch IBCA
                            -------------------------------------
Sempra Energy
  Unsecured debt                A            A2              A
  Commercial paper            A-1           P-1            D-1

SDG&E
  Secured debt                 AA-          Aa3             AA
  Unsecured debt                A+           A1             AA-
  Preferred stock               A+           a1              A+
  Commercial paper             A1+           P1             D1+

The ratings and outlook can affect the Company's ability to finance other projects and can increase its incremental costs of borrowing.

Other

On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued "Order 2000". As described in the Company's 1999 Annual Report, the rule discusses the formation of Regional Transmission Organizations (RTO), grid management, transmission pricing reform and related matters. The identification of RTO regions and formation of the RTOs are subject to a collaborative process. The impact of Order 2000 on SDG&E depends on the results of this process and other implementation issues.

On March 31, 2000, the ISO filed with the FERC a transmission access charge (TAC) which separates the transmission systems in California into two groups (high and low voltage) as the basis for allocating the costs of maintaining the transmission systems among the various transmission owners. SDG&E opposed the TAC and filed a protest with the FERC in April 2000. In June 2000, the FERC approved the TAC subject to refund and settlement agreement. Settlement efforts among all parties are ongoing. Resolution is not expected before 2001. The TAC will go into effect in January 2001. The estimated impact on SDG&E is to increase transmission costs by $1 million annually. In addition, once the TAC is in effect, Internal Revenue Service (IRS) regulations may require SDG&E to refinance the industrial development bonds that support its transmission facilities, the principal amount of which totals $168 million. If this occurs, SDG&E's estimated annual pretax cost of replacing the bonds with debt, the interest on which is taxable to the holders, would be $4 million, most of which would be recovered in rates. SDG&E recently submitted a request for a private letter ruling from the IRS. In addition, pending federal legislation related to municipalities seeking to preserve tax-exempt status could resolve this issue.

Thus far, the CPUC's electric-industry restructuring has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 2000, the CPUC will consider whether any changes should be made in electric distribution regulation. A CPUC staff report on this issue was submitted to the CPUC in July 2000, with dissenting opinions recommending against changing electric distribution regulation at this time due to the current state of electric-industry restructuring.

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

In July 1999, after hearings, the CPUC issued a decision stating which natural gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.

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

Between late 1999 and April 2000, several conflicting settlement proposals were filed by various groups of parties that addressed the changes the CPUC found promising in July 1999. Hearings were held in May and June of 2000, and a CPUC decision is expected in 2001. The principal issues in dispute include: whether firm, tradable rights to capacity on SoCalGas' major gas transmission lines should be created, with SoCalGas at risk for market demand for the recovery of the cost of these facilities; the extent to which SoCalGas' storage services should be further unbundled and SoCalGas be put at greater risk for recovery of storage costs; the manner in which interstate pipeline capacity held by SoCalGas to serve core markets should be allocated to core customers who purchase gas from energy service providers other than SoCalGas; and the recovery of the utilities' costs to implement whatever regulatory changes are adopted. Additional proposals include improving the access of energy service providers to sell natural gas supply to core customers of SoCalGas and SDG&E.

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

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5 million.

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

4.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.
                                 Three-month           Nine-month
                                periods ended        periods ended
                                September 30,        September 30,
(Dollars in millions)           2000    1999         2000    1999
--------------------------------------------------------------------
Net income                      $ 110   $ 108        $ 334   $ 289

Change in unrealized gain
   on marketable securities       (14)     --            7      --

Foreign currency adjustments        7     (28)          16     (28)

Minimum pension liability
   adjustments                      2      --            3      --
                                ------------------------------------
   Comprehensive income         $ 105   $  80        $ 360   $ 261
--------------------------------------------------------------------

5. SEGMENT INFORMATION

The Company is primarily an energy-services company and has three reportable segments comprised of SDG&E, SoCalGas and Sempra Energy Trading (SET). The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, SDG&E provides electric and natural gas service to San Diego County and electric service to southern Orange County. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut and is engaged in the wholesale trading and marketing of natural gas, power and petroleum in the U.S. and in other countries. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, and segment performance is evaluated by management based on reported net income. Intersegment transactions are generally recorded in the same manner as sales or transactions with third parties. Utility transactions are based primarily on rates set by the CPUC and FERC. There were no significant changes in segment assets during the nine-month period ended September 30, 2000 except for the increase in trading assets, as shown on the Consolidated Balance Sheets.

---------------------------------------------------------------------
                            Three-month periods   Nine-month periods
                            ended September 30,   ended September 30,
                             ----------------------------------------
(Dollars in millions)          2000       1999        2000    1999
---------------------------------------------------------------------
Operating Revenues:
  San Diego Gas & Electric   $  731     $  520      $1,776   $1,720
  Southern California Gas       722        562       2,050    1,793
  Sempra Energy Trading         213        116         605      298
  Intersegment revenues         (10)       (22)        (24)     (45)
  Other                         154         45         332      128
                             ----------------------------------------
    Total                    $1,810     $1,221      $4,739   $3,894
---------------------------------------------------------------------
Net Income:
  San Diego Gas & Electric*  $   15     $   59      $  107   $  159
  Southern California Gas*       53         48         150      141
  Sempra Energy Trading          45          5         102        9
  Other                          (3)        (4)        (25)     (20)
                             ----------------------------------------
    Total                    $  110     $  108      $  334   $  289
---------------------------------------------------------------------
* after preferred dividends



6. SEMPRA ENERGY GLOBAL ENTERPRISES (formerly Sempra Energy Holdings)

In September 2000, Sempra Energy Global Enterprises (Global), a wholly owned subsidiary of Sempra Energy, replaced a $500 million credit agreement with a $1.2 billion credit agreement that expires in September 2001 and is available to support commercial paper. Borrowings under the agreement would bear interest at various rates based on market rates and Sempra Energy's credit rating. At September 30, 2000, Global had no outstanding borrowings under the credit agreement and $303 million in commercial paper obligations. Borrowings and the commercial paper are guaranteed by Sempra Energy.

On May 5, 1999, Global and certain affiliates filed a shelf registration for the issuance of up to $1.1 billion of securities, guaranteed by Sempra Energy, to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. At September 30, 2000, other affiliates had issued $700 million of securities under this registration statement; Global has not issued any securities under the registration statement.

 Summarized financial information of Global is provided below.

                   (Dollars in millions)

                           At September 30,   At December 31,
                                 2000              1999
                             -------------    --------------
     Current assets            $4,206            $2,271
     Non-current assets         1,625             1,317
     Current liabilities        4,174             2,124
     Non-current liabilities      540               502

                           ----------------------------------------
                           Three-month periods    Nine-month periods
                           ended September 30,    ended September 30,
                           ----------------------------------------
                              2000       1999        2000    1999
                           ----------------------------------------

     Operating revenues       $378       $177        $955    $448
     Operating expenses        343        175         908     461
     Net income (loss)          54          4         108      (3)






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

These statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; legislative activities; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

MAJOR FINANCIAL TRANSACTIONS

See Note 2 of the notes to Consolidated Financial Statements concerning common stock repurchases, a reduction in common dividends, South American investments and the agreement to terminate the KN
Energy acquisition.

The self-tender stock repurchase, which did not affect the number of common shares outstanding until March 9, 2000, and the subsequent stock repurchases increased earnings per share for both the three-month period and the nine-month period ended September 30, 2000. The impact of this repurchase on future periods is dependent on the amount of future net income and cannot be predicted, and could even be negative if net income were to fall to the level where the cost of the financing for the repurchase had a greater impact on earnings per share than the reduction in the number of shares. However, if the repurchase had taken place on January 1, 1999 and been financed at the cost of the actual repurchase in 2000, the impact would have been to increase 1999's earnings per share by $0.12.

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations have been the major source of liquidity. However, recent events in electric industry restructuring, in particular the commodity rate ceiling and resulting undercollections, will reduce SDG&E's ability to make funds available to Sempra Energy in 2000 and in the next two or three years. Working capital requirements can be met through the issuance of short-term and long-term debt. Cash and cash equivalents at September 30, 2000 are available for investment in utility plant, the retirement of debt, energy-related domestic and international projects and other corporate purposes. Approximately $290 million of the cash and cash equivalents at September 30, 2000 is that of the California utilities. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2000, the decrease in cash flows from operations compared to the corresponding period in 1999 is primarily due to SDG&E's refund to customers of surplus rate reduction bond proceeds (see Note 3 of the notes to Consolidated Financial Statements), increased accounts receivable, increased net energy trading assets and a decrease in overcollections on regulatory balancing accounts. These factors are partially offset by increased accounts payable and lower income tax payments as a result of income tax refunds.

The $100 million accelerated refund to customers of certain balancing account overcollections, as discussed in Note 3 of the notes to consolidated financial statements, has been returned to customers as a credit on their bills.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment by the California utilities are estimated to be $500 million for the full year 2000 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Capital expenditures for property, plant and equipment by the Company's other business are estimated to be $100 million for the full year 2000.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2000, cash flows from financing activities were relatively unchanged from the corresponding period in 1999 due to various offsetting factors described below.

As described in Note 2 of the notes to Consolidated Financial
Statements, the Company repurchased 36.1 million shares of its outstanding common stock at $20.00 per share. The Company issued $500 million of notes and $200 million of preferred securities to finance substantially all of the repurchase.

As described in Note 2 of the notes to Consolidated Financial Statements, the Company announced a reduction of its quarterly dividend per share to $0.25 from its previous level of $0.39, commencing with the dividend payable in the second quarter of 2000.

In May 2000, SDG&E redeemed its 9-5/8 percent First Mortgage Bonds due in 2020 at a cost of $104.04 per bond, or $10 million including accrued interest. In addition, during the nine months ended September 30, 2000, payments on rate reduction bonds and nuclear fuel capital leases were $48 million and $11 million, respectively. In July 2000, SoCalGas repaid $30 million of 8.75 percent medium-term notes upon maturity.

In September 2000, Sempra Energy Global Enterprises (Global) replaced a $500 million credit agreement with a $1.2 billion credit agreement that expires in September 2001. At September 30, 2000, Global had increased its commercial paper obligations supported by the credit agreement to $303 million. In addition, PE's $300 million credit agreement was cancelled and SoCalGas' $400 million credit agreement was decreased to $200 million.

RESULTS OF OPERATIONS

Net income increased 2 percent and 16 percent for the three-month and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to higher earnings at Sempra Energy Trading and Sempra Energy International. Net income per share increased 22 percent and 30 percent for the same periods due to the increased net income and the effects of the Company's common stock purchases described in Note 2 of the notes to Consolidated Financial Statements. Results for the three-month and nine-month periods ended September 30, 2000 reflect a $30 million aftertax charge at SDG&E for a potential regulatory disallowance related to the acquisition to date of wholesale power in the deregulated California market (see Note 3 of the notes to Consolidated Financial Statements) and a $10 million decrease in net income during the third quarter of 2000 from the effect of seasonal variations in income from sales of natural gas, which in prior years were eliminated by a balancing account. The effect of these seasonal variations on the nine-month period ended September 30, 2000, was negligible because earlier timing differences reversed during the three-month period ended September 30, 2000.

UTILITY OPERATIONS

The tables below summarize the natural gas and electric volumes and revenues by customer class for the nine-month periods ended September 30, 2000 and 1999.

Sempra Energy
Gas Sales, Transportation and Exchange
For the nine-month periods ended September 30
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                            Volumes    Revenue    Volumes    Revenue    Volumes    Revenue
                      ----------------------------------------------------------------------
2000:
 Residential                    197    $1,564         2     $  9         199      $1,573
 Commercial and industrial       78       503       257      174         335         677
 Utility electric generation     --        --       272       96         272          96
 Wholesale                       --        --        19       14          19          14
                            ---------------------------------------------------------------
                                275    $2,067       550     $293         825       2,360
 Balancing accounts and other                                                        (24)
                                                                                 --------
   Total                                                                          $2,336
--------------------------------------------------------------------------------------------
1999:
 Residential                    231    $1,529         2     $  6         233      $1,535
 Commercial and industrial       81       416       240      184         321         600
 Utility electric generation     18         7*      143       56         161          63
 Wholesale                       --        --        16        6          16           6
                            ---------------------------------------------------------------
                                330    $1,952       401     $252         731       2,204
 Balancing accounts and other                                                       (182)
                                                                                 ---------
   Total                                                                          $2,022
--------------------------------------------------------------------------------------------
* For the months prior to the sale of its electric plants, the portion of revenue related to SDG&E's sales to the plants includes margin only.


Natural gas revenues increased 16 percent for the nine-month period ended September 30, 2000 compared to the same period in 1999. The increase is primarily due to higher natural gas prices.


Sempra Energy
Electric Distribution and Transmission
For the nine-month periods ended September 30
(Volumes in millions of Kwhrs, dollars in millions)
                                   2000              1999
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 4,778   $ 654      4,753   $ 491
  Commercial                  4,740     643      4,733     446
  Industrial                  1,822     206      1,523     116
  Direct access               2,579      82      2,304      88
  Street and highway lighting    51       5         57       5
  Off-system sales              561      20        290       7
                        ------------------------------------------
                             14,531   1,610     13,660   1,153
  Balancing and other                  (143)               290
                        ------------------------------------------
  Total                      14,531  $1,467     13,660  $1,443
                        ------------------------------------------


Electric revenues increased two percent for the nine-month period ended September 30, 2000 compared to the same period in 1999. The increase is primarily due to the effect of higher pass-through electric commodity costs, partially offset by the charge at SDG&E for a potential regulatory disallowance related to the acquisition to date of wholesale power in the deregulated California market and the decrease in base electric rates (the non-commodity portion) from the completion of stranded cost recovery (described in Note 3 of the notes to Consolidated Financial Statements).

Cost of natural gas distributed increased 41 percent for the nine-month period ended September 30, 2000 compared to the corresponding period in 1999. The increase was primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 1999 Annual Report, current or future core customer rates normally recover the actual cost of natural gas.

Electric fuel and net purchased power expense increased 115 percent for the nine-month period ended September 30, 2000 compared to the corresponding period in 1999. The increase was primarily due to the higher price of electricity from the PX, reflecting the recent supply/demand conditions described in Note 3 of the notes to Consolidated Financial Statements. Under the current regulatory framework, changes in on-system prices normally do not affect net income, as explained in the 1999 Annual Report. However, the recent supply/demand conditions referred to above resulted in a $50 million pretax charge to income in September 2000.

Operating expenses increased 25 percent for the nine-month period ended September 30, 2000 compared to the same period in 1999. The increase is primarily due to increased activity at Sempra Energy Trading, partially offset by reduced operating expenses at SoCalGas and SDG&E.

Depreciation and amortization expense decreased 44 percent for the nine-month period ended September 30, 2000, compared to the corresponding period in 1999 due to the 1999 sale of SDG&E's fossil power plants and combustion turbines.

Net income at SoCalGas increased for the three-month and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999, primarily due to reduced operating and maintenance expenses. Net income at SDG&E decreased for the three-month and nine-month periods ended September 30, 2000, compared to the same periods in 1999, primarily due to a $30 million aftertax charge for a potential regulatory disallowance related to the acquisition to date of wholesale power in the deregulated California market. Also contributing to the decrease in net income were decreased rate base and authorized rate of return on equity and increased interest expense on customer refunds. In addition, with the elimination of the Gas Fixed Cost Adjustment balancing account at the end of 1999, SDG&E's net income now fluctuates with changes in natural gas demand, due to seasonal and other factors. During the three-month period ended September 30, 2000, this resulted in a $10 million decrease in net income. The effect on the nine-month period ended September 30, 2000, was negligible because earlier timing differences had reversed.

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

As discussed in more detail in Note 3 of the notes to Consolidated Financial Statements, a number of factors, including recent supply/demand conditions, have resulted in abnormally high electric commodity prices. This has caused SDG&E's monthly customer bills to be substantially higher than normal. Responses to these high rates have resulted in a temporary ceiling on electric rates, as described briefly below and in more detail in the Note.

In September 2000 the California governor signed two bills (AB 265 and AB 970) passed by the California Legislature with respect to electricity pricing and power plant construction. AB 265 contains a commodity rate ceiling and stabilization plan that imposes a ceiling on the commodity rate for electricity that SDG&E can pass on to residential and small business customers on a current basis. The ceiling is retroactive to June 1, 2000, extends through December 31, 2002, and may be extended through December 31, 2003 if the CPUC determines that it is in the public interest. AB 265 also requires the CPUC to initiate a proceeding to assess alternatives for recovering undercollections (the cost of electricity purchased by SDG&E that cannot be passed on to customers on a current basis) resulting from the commodity rate ceiling. The legislation provides for the recovery of such undercollections (in excess of net revenues associated with sales of energy from utility-owned or managed generation assets) resulting from the reasonable and prudent costs of procuring the commodity. It also directs the CPUC to examine the prudence and reasonableness of SDG&E's procurement of wholesale energy on behalf of its customers. In October 2000, the CPUC commenced a thorough review of SDG&E's energy procurement practices for the period July 1999 through August 2000. A decision is expected in the third quarter of 2001. AB 970 speeds up the licensing and review of new power plants to increase supply and meet growing demand. The bill also encourages energy conservation, establishing new programs to reduce demand.

To implement AB 265, on September 7, 2000, the CPUC unanimously approved a cap on electric rates. The ceiling on the electricity commodity portion of customers' bills is set at 6.5 cents/kWh. This is a "floating cap" that can float downward as prices decrease, but cannot exceed actual commodity costs without the permission of the CPUC. An interest-bearing balancing account would be established to record related undercollections resulting from the commodity rate ceiling with undercollected amounts to be recovered in a manner (not specified in the decision) intended to make SDG&E whole for the reasonable and prudent costs of procuring the electric commodity. This balancing account is classified as a regulatory asset on the Consolidated Balance Sheets due to its long-term nature. The undercollection is $254 million at September 30, 2000, is estimated to amount to $375 million by December 31, 2000, and grow to $550 million and $750 million at December 31, 2001 and 2002, respectively, based on NYMEX Palo Verde futures prices. If the CPUC later adopts the option granted it by the legislation to extend the ceiling for an additional year, the balance at December 31, 2003 is estimated to be $950 million. These amounts are higher than those recently discussed by the Company due to balancing-account treatment of contracts with Qualified Facilities and changes in NYMEX Palo Verde futures prices. These amounts could increase or decrease significantly due to variations between the forward prices used in the estimation process and the actual costs incurred, and could decrease to the extent that regulators permit overcollections in other balancing accounts to be applied against this undercollection and/or take actions to correct the California market, such as by adopting the $150 per MWh "soft cap" recently proposed by the FERC. In October 2000 SDG&E requested that the CPUC freeze the commodity rate at 6.5 cents/kWh instead of capping the rate at that amount. Under a rate freeze, in those months when the electric commodity cost is less than 6.5 cents/kWh, SDG&E would be able to collect more revenue than its current cost of electricity to offset the undercollection incurred when wholesale power prices are above that rate.

California regulatory uncertainties have led Moody's Investors Service to change its rating outlook on SDG&E's securities from positive to negative. Moody's also changed the rating outlook on Sempra Energy's securities from stable to negative. Fitch IBCA, another major credit rating agency, also lowered its outlook on SDG&E's securities from stable to negative due to the uncertainty over the recovery of high wholesale energy prices not included in customer bills. Another major credit rating agency, Standard & Poor's, did not change the Company's rating outlook and believes the Company's long-term prognosis to be stable. Although some of the rating outlooks have changed, the Company's actual credit ratings have not. The Company's actual credit ratings are detailed in Note 3 of the notes to Consolidated Financial Statements.

South American Acquisitions

See Note 2 of the notes to Consolidated Financial Statements and
"International Operations" below for a discussion of the 1999 acquisitions of Chilquinta Energia S.A. and Luz del Sur S.A.A. and the recent increase in the Company's Argentine investments.

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


Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's natural gas transportation costs are allocated among various customer classes (residential, commercial, industrial, etc.). In October 1998, the California utilities filed 1999 BCAP applications requesting that new rates become effective August 1, 1999, and remain in effect through December 31, 2002. On April 20, 2000, the CPUC issued a decision adopting overall decreases in natural gas revenues of $210 million for SoCalGas and $37 million for SDG&E for transportation rates effective June 1, 2000. Since the decreases reflect anticipated changes in corresponding costs, they have no effect on net income.

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

In June 1999, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $8 million for the annual period ended March 31, 1999. On June 8, 2000 the CPUC approved the $8 million award and deferred its decision regarding extending the GCIM beyond March 31, 2000 until an evaluation is performed by the Commission staff. The evaluation report is expected in January 2001.

In June 2000, SoCalGas filed its annual GCIM application with the CPUC, requesting an award of $10 million for the annual period ended March 31, 2000. On October 30, 2000 the CPUC's Office of Ratepayer Advocates recommended approval of the $10 million award and the extension of the GCIM beyond March 31, 2000, with certain modifications to the tolerance band and benchmark price. A CPUC decision is expected during the first quarter of 2001.

INTERNATIONAL OPERATIONS

On July 11, 2000 the Company announced an agreement to purchase, for approximately $140 million, an additional 21.5-percent interest in two Argentine natural gas utility holding companies (Sodigas Pampeana S.A. and Sodigas Sur S.A.). The transaction, completed on October 12, 2000, increased the Company's investment in the two Argentine companies from 21.5 percent to 43 percent.

As discussed in Note 2 of the notes to Consolidated Financial
Statements, Sempra Energy invested in two additional utility companies in South America during 1999.

Results for international operations for the three-month and nine-month periods ended September 30, 2000 were net income of $13 million and $24 million, respectively, compared to net income of $5 million and a net loss of $3 million, respectively, for the corresponding periods in 1999. (The 1999 loss has been restated to reflect the current configuration of this business unit, which now includes two small, domestic natural gas utilities.) The increase in net income is primarily due to higher natural gas and electricity sales in its South American utilities as a result of more severe winter weather in the region and increased ownership of the Peruvian operations beginning in September 1999.

Accounting for international operations has resulted in foreign currency translation adjustments, as shown in Note 4 of the notes to Consolidated Financial Statements.

OTHER OPERATIONS

Sempra Energy Trading (SET) is a leading energy trading and marketing firm headquartered in Stamford, Connecticut. SET engages primarily in natural gas, petroleum and power marketing (domestic and international). For the three-month and nine-month periods ended September 30, 2000, SET recorded net income of $45 million and $102 million, respectively, compared to $5 million and $9 million, respectively, for the corresponding periods in 1999. The increase in income was primarily due to increased volatility in energy prices and increased volumes due to geographic expansion and increased activity in existing markets and products. During the three-month period ended September 30, 2000, SET further expanded its international operations with the opening of new offices in Madrid, Spain, and Geneva, Switzerland. SET also acquired a majority interest in Atlantic Electric and Gas, an electric and natural gas marketing company in England and Wales.

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties and alternative-fuel projects. SEF's portfolio includes over 1,250 properties throughout the United States. These investments are expected to provide income-tax benefits (primarily from income-tax credits) over 10-year periods. For the three-month and nine-month periods ended September 30, 2000, SEF recorded net income of $8 million and $23 million, respectively, compared to $6 million and $20 million, respectively, for the corresponding periods in 1999. This is expected to decline as the various 10-year periods expire, unless SEF makes sufficient new investments. SEF's future investment policy is dependent on the Company's future domestic income-tax position.


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

In December 1999, the Securities Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 101 - Revenue Recognition. SABs are not rules issued by the SEC. Rather, they represent interpretations and practices followed by the SEC's staff in administering the disclosure requirements of the federal securities laws. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements; it does not change the existing rules on revenue recognition. SAB 101 sets forth the basic criteria that must be met before revenue should be recorded. Implementation of SAB 101 is required by the fourth quarter of 2000 and will have no effect on the company's Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1999. The diversified Value at Risk used to measure market risk of SET's portfolio increased to $6.1 million at September 30, 2000 as compared to $2.6 million at December 31, 1999 due to increased natural gas prices, combined with increased price volatility in the power markets.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 5.  OTHER INFORMATION

In August 2000 the California utilities announced that E.A. Guiles was appointed to the position of group president of the regulated business units, which was left vacant by the retirement of Warren Mitchell. Guiles has also been named chairman of SDG&E and of SoCalGas and continues as president of SoCalGas and its Energy Distribution Services business unit.

In September 2000 Sempra Energy announced the appointment of Stephen
L. Baum as chairman. He succeeds former chairman Richard D. Farman, who has retired. Baum continues as president and chief executive officer of Sempra Energy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1 Financial Data Schedule for the nine-month period ended September 30, 2000.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after June 30, 2000:

Current Report on Form 8-K filed August 2, 2000, filing as an exhibit the Company's press release of July 27, 2000 giving the financial results for the three-month period ended June 30, 2000.

Current Report on Form 8-K filed October 26, 2000, filing as an exhibit the Company's press release of October 26, 2000 giving the financial results for the three-month period ended September 30, 2000.





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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)






Date: November 13, 2000            By:       /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Vice President and Controller