Form 10-K
period 2000-12-31
SEMPRA ENERGY
filed 2001-03-13
CIK 1032208

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended    December 31, 2000
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 34.  Glossary on page 41.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was $4.5 billion.

Registrant's common stock outstanding as of February 28, 2001 was 204,977,870 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement prepared for the May 2001 annual meeting of shareholders are incorporated by reference into Part
III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . 4
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .24
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .24
Item 4.  Submission of Matters to a Vote of Security Holders. .24

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . .25
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . .26
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .26
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . .26
Item 8.  Financial Statements and Supplementary Data. . . . . .26
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . .26

PART III
Item 10. Directors and Executive Officers of the Registrant . .27
Item 11. Executive Compensation . . . . . . . . . . . . . . . .28
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . .28
Item 13. Certain Relationships and Related Transactions . . . .28

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . .28

Independent Auditors' Consent and Report on Schedule. . . . . .30

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .33

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .34

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . .41

This Annual Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding San Diego Gas & Electric Company's ability to finance undercollected costs on reasonable terms and retain its financial strength, estimates of future accumulated undercollected costs, and plans to obtain future financing. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions; actions by the California Public Utilities Commission, the California Legislature, the California Department of Water Resources and the Federal Energy Regulatory Commission; the financial condition of other investor-owned utilities; inflation rates and interest rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business-development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this Annual Report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

                             PART I

ITEM 1. BUSINESS

Description of Business
A description of Sempra Energy and its subsidiaries (the Company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2000 Annual Report to Shareholders, which is incorporated by reference.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is that affecting its utility subsidiaries, which is discussed below. Other subsidiaries are also subject to governmental regulation.

Local Regulation
Southern California Gas Company (SoCalGas) has gas franchises with the 238 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2003 to 2048.

San Diego Gas and Electric (SDG&E) has electric franchises with the three counties and the 25 cities and gas franchises with two counties and the 25 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and/or natural gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Chula Vista
(2003), Encinitas (2012), San Diego (2021) and Coronado (2028); and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

California Utility Regulation
The State of California Legislature, from time to time, passes laws that regulate SDG&E's and SoCalGas' operations. For example, in 1996 the legislature passed an electric industry deregulation bill, then in 2000 and 2001 passed additional bills aimed at addressing problems in the deregulated electric industry. In addition, the legislature enacted a law in 1999 addressing natural gas industry restructuring.

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

The California Energy Commission (CEC) has discretion over electric-demand forecasts for the state and for specific service territories. Based upon these forecasts, the CEC determines the need for additional energy sources and for conservation programs. The CEC sponsors alternative-energy research and development projects, promotes energy conservation programs and maintains a state-wide plan of action in case of energy shortages. In addition, the CEC certifies power-plant sites and related facilities within California.

United States Utility Regulation
The Federal Energy Regulatory Commission (FERC) regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale.

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

Other Regulation
As a trading company, Sempra Energy Trading is regulated as to its operations and its financial position. Other subsidiaries are also subject to varying amounts of regulation.

Licenses and Permits
SoCalGas and SDG&E obtain a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas. They require periodic renewal, which results in continuing regulation by the granting agency. In addition, SDG&E obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of electricity. The Company's unregulated affiliates are also required to obtain permits, authorizations and licenses in the normal course of business.

Other regulatory matters are described in Note 14 of the 2000 Annual Report to Shareholders which is incorporated by reference.

SOURCES OF REVENUE

Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 15 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

NATURAL GAS OPERATIONS

The Company purchases, sells, distributes, stores and transports natural gas. SoCalGas owns and operates a natural gas distribution, transmission and storage system that supplies natural gas to its customers (including transport to electric generating plants) throughout a 23,000-square-mile service territory from central California to the Mexican border. SDG&E purchases and distributes natural gas to 760,000 end-use customers throughout the western portion of San Diego county. SDG&E also transports gas to over 1,000 customers who procure their gas from other sources. On a smaller scale, Sempra Energy International (SEI) operates natural gas distribution systems in Mexico through 60 percent, 95 percent and 100 percent ownership of DGN-Mexicali, DGN-Chihuahua and DGN-La Laguna Durango, respectively. These North American operations are included in the following discussion of the Company's natural gas operations. SEI also has interests in natural gas operations in South America which are not consolidated and, therefore, are not included in these discussions. Additional information on international operations is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In December 1999, Sempra Atlantic Gas (SAG), a subsidiary of SEI, was awarded a 25-year franchise by the provincial government of Nova Scotia to build and operate a natural gas distribution system in Nova Scotia. SAG has invested $23 million and plans to invest $700 million to $800 million over the next seven years to build the system, which will make natural gas available to 78 percent of the 350,000 households in Nova Scotia. Construction of the system began in the fourth quarter of 2000, with delivery of natural gas expected to begin in the second quarter of 2001.

Supplies of Natural Gas
The Company buys natural gas under several short-term and long-term contracts. Short-term purchases are from various Southwest U.S. and Canadian suppliers and are primarily based on monthly spot-market prices. SoCalGas and SDG&E transport gas under long-term firm pipeline capacity agreements that provide for annual reservation charges. SoCalGas and SDG&E recover such fixed charges in rates. SoCalGas has firm pipeline capacity contracts with pipeline companies that expire at various dates through 2006. SDG&E has long-term capacity contracts with interstate pipelines which expire at various dates between 2007 and 2023.

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

The following table shows the sources of natural gas deliveries from 1996 through 2000.

                                                                Year Ended December 31
                                          -------------------------------------------------------------------
                                            2000           1999          1998           1997           1996
-------------------------------------------------------------------------------------------------------------
Purchases in billions of cubic feet
 Spot market                                 401            390           388            330            323
 Long-term contracts                          17             76           104            100            108
                                          -------        -------       -------        -------        -------
    Total Purchases                          418            466           492            430            431

Customer-owned and
  exchange receipts                          699            574           521            514            422

Storage withdrawal
   (injection) - net                          40             (6)          (28)            (3)            42

Company use and
  unaccounted for                            (26)           (16)          (23)           (11)           (11)
                                          -------        -------       -------        -------        -------
    Net Deliveries                         1,131          1,018           962            930            884
                                          =======        =======       =======        =======        =======
Purchases in millions of dollars
 Commodity costs                          $1,469         $1,084        $1,092         $1,160         $  879

 Fixed charges*                              143            147           174            250            276
                                          -------        -------       -------        -------        -------
    Total Purchases                       $1,612         $1,231        $1,266         $1,410         $1,155
                                          =======        =======       =======        =======        =======
Average Commodity Cost of Purchases
  (Dollars per thousand cubic feet)       $ 3.51         $ 2.33        $ 2.22         $ 2.69         $ 2.04
                                          =======        =======       =======        =======        =======

*    Fixed charges primarily include pipeline demand charges, take or pay settlement costs, and other direct-billed amounts allocated over the quantities delivered by the interstate pipelines serving SoCalGas and SDG&E.


Market-sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts, ranging from one month to ten years, based on spot prices) accounted for 96 percent of total natural gas volumes purchased by the Company during 2000, as compared with 91 percent and 79 percent during 1999 and 1998, respectively. Supply/demand imbalances have increased the price of natural gas in California even more than in the rest of the country because of California's dependence on natural gas fired electric generation due to air-quality considerations. The average price of natural gas at the California/Arizona (CA/AZ) border was $6.25/mmbtu in 2000, compared with $2.33/mmbtu in 1999. On December 11, 2000, the average spot cash gas price at the CA/AZ border reached a record high of $56.91/mmbtu.

During 2000, the Company delivered 1,131 bcf of natural gas through its system. Approximately 65 percent of these deliveries were customer-owned natural gas for which the Company provided transportation services. The remaining natural gas deliveries were purchased by the Company and resold to customers. The Company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of utility electric generation (UEG), wholesale, large commercial, industrial and off-system (outside the Company's normal service territory) customers. Of the 5.8 million customer meters in the Company's service territory, only 1,600 serve the noncore market.

Most core customers purchase natural gas directly from the Company. Core customers are permitted to aggregate their natural gas requirement and, up to a limit of 10 percent of the Company's core market, to purchase natural gas directly from brokers or producers. The Company continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. SoCalGas and SDG&E recently filed an application with the CPUC to combine the two companies' core procurement portfolios.

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

In 2000, for SoCalGas, 87 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 13 percent allocated to the noncore customers. In 2000, for SDG&E, 89 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 11 percent allocated to the noncore customers.

Although revenues from transportation throughput is less than for natural gas sales, the Company generally earns the same margin whether the Company buys the gas and sells it to the customer or transports natural gas already owned by the customer.

The Company also provides natural gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store natural gas on an "as available" basis, usually during the summer to reduce winter purchases when natural gas costs are generally higher. As of December 31, 2000, the Company was storing approximately 2 bcf of customer-owned gas.

Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in the natural-gas markets is largely dependent upon the health and expansion of the southern California economy. The California utilities added approximately 82,000 and 101,000 new customer meters in 2000 and 1999, respectively, representing growth rates of 1.4 percent and
1.5 percent, respectively. The Company expects its growth rate for 2001 to be at the 2000 level.

During 2000, 99 percent of residential energy customers in SoCalGas' service area used natural gas for water heating, 96 percent for space heating, 76 percent for cooking and 55 percent for clothes drying. In SDG&E's service area, 91 percent of residential energy customers used natural gas for water heating, 73 percent for space heating, 52 percent for cooking and 35 percent for clothes drying.

Demand for natural gas by noncore customers is very sensitive to the price of competing fuels. Although the number of noncore customers in 2000 was only 1,600, they accounted for approximately 11 percent of the authorized natural gas revenues and 65 percent of total natural gas volumes. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipelines and general economic conditions can result in significant shifts in demand and market price. The demand for natural gas by large UEG customers is also greatly affected by the price and availability of electric power generated in other areas. The increase in UEG demand in 2000 was due to higher demand for electricity and increased use of natural gas for electric generation, a colder 2000 - 2001 winter and population growth in California. Natural gas demand in 1999 for UEG customer use increased primarily due to higher electric energy usage in the summer, as a result of warmer weather.

Effective March 31, 1998, electric industry restructuring gave California consumers the option of selecting their electric energy provider from a variety of local and out-of-state producers. As a result, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on the Company's natural gas operations, future volumes of natural gas transported for UEG customers may be adversely affected to the extent that regulatory changes divert electricity production from the Company's service area.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 13 and 14 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

ELECTRIC OPERATIONS

Resource Planning
In 1996, California enacted legislation restructuring California's investor-owned electric utility industry. The legislation and related decisions of the CPUC were intended to stimulate competition and reduce rates. Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy service providers (direct access) or to buy their power from the California Power Exchange (PX) that served as a wholesale power pool allowing all energy producers to participate competitively. However, a number of factors, including supply/demand imbalances, resulted in abnormally high wholesale electric prices beginning in mid-2000. In response to these high commodity prices, the California legislature has adopted or is proposing to adopt legislation intended to stabilize the California electric utility industry and reduce wholesale electric commodity prices.

Additional information concerning electric-industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 13 and 14 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Electric Resources
In connection with California's electric-industry restructuring, beginning March 31, 1998, the California investor-owned utilities
(IOUs) were obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. The IOUs also were obligated to purchase from the PX the power that they sell. As discussed in Note 14 of the notes to Consolidated Financial Statements, due to current conditions in the California electric utility industry, the PX suspended its trading operations on January 31, 2001. SDG&E has been granted authority by the CPUC to purchase up to 1,900 megawatts of power through bilateral contracts. Also, the California legislature recently passed a bill authorizing the Department of Water Resources (DWR) to enter into long-term contracts to purchase the portion of power used by SDG&E customers that is not provided by SDG&E's existing supply. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. In 1999, SDG&E completed divestiture of its owned generation other than nuclear. Based on generating plants in service and purchased-power contracts currently in place, at February 28, 2001, the megawatts (mW) of electric power available to SDG&E are as follows:

    Source                                         mW
    --------------------------------------------------
    Nuclear generating plants                      430*
    Long-term contracts with other utilities       186
    Contracts with others                          593
                                                 -----
            Total                                1,209
                                                 =====
    * Net of plants' internal usage

Natural Gas/Oil Generating Plants: In connection with electric-industry restructuring, in December 1998, SDG&E entered into agreements for the sale of its South Bay and Encina power plants and 17 combustion turbines. During the quarter ended June 30, 1999, these sales were completed for total net proceeds of $466 million. The South Bay Power Plant sale to the San Diego Unified Port District for $110 million was completed on April 23, 1999. Duke South Bay, a subsidiary of Duke Energy Power Services, will manage the plant for the Port District. The sale of the Encina Power Plant and 17 combustion-turbine generators to Dynegy Inc. and NRG Energy Inc. for $356 million was completed on May 21, 1999. SDG&E is operating and maintaining both facilities for the new owners for two years.

San Onofre Nuclear Generating Station (SONGS): SDG&E owns 20 percent of the three nuclear units at SONGS (located south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of Units 2 and 3. Southern California Edison (Edison) owns the remaining interests and operates the units.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut down the unit. At that time SDG&E began the recovery of its remaining capital investment, with full recovery completed in April 1996. The unit's spent nuclear fuel has been removed from the reactor and is stored on-site. In March 1993, the NRC issued a Possession-Only License for Unit 1, and the unit was placed in a long-term storage condition in May 1994. In June 1999, the CPUC granted authority to begin decommissioning Unit 1. Decommissioning work is now in progress.

Units 2 and 3 began commercial operation in August 1983 and April
1984, respectively. SDG&E's share of the capacity is 214 mw of Unit 2 and 216 mw of Unit 3.

During 2000, SDG&E spent $4 million on capital additions and modifications of Units 2 and 3, and expects to spend $7 million in 2001.

SDG&E deposits funds in an external trust to provide for the decommissioning of all three units.

Additional information concerning the SONGS units, nuclear decommissioning and industry restructuring (including SDG&E's divestiture of its electric generation assets) is provided below and in "Environmental Matters" and "Electric Properties" herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 6, 13 and 14 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Purchased Power: The following table lists contracts with SDG&E's various suppliers.
                             Expiration     Megawatt
  Supplier                      Date       Commitment  Source
-------------------------------------------------------------------
Long-Term Contracts with Other Utilities:

      Portland General
      Electric (PGE)         December 2013      86    Coal

      Public Service
      Company of
      New Mexico (PNM)       April 2001        100    System Supply
           	                                 -----
           	      Total                        186
                 	                           =====
Other Contracts:

  QFs --

      Applied Energy         December 2019     102    Cogeneration

      Yuma Cogeneration      June 2024          50    Cogeneration

      Goal Line Limited
      Partnership            December 2025      50    Cogeneration

      Other QFs (73)         Various            16    Cogeneration
                                            ------
                                               218

  Others --

      Avista Supply          December 2001     150    System Supply

      PacifiCorp             December 2001     100    System Supply

      Others                 December 2003     125    System Supply
                                            ------
                  Total                        593
                                            ======

Under the contracts with PGE and PNM, SDG&E pays a capacity charge plus a charge based on the amount of energy received. Charges under these contracts are based on the selling utility's costs, including a return on and depreciation of the utility's rate base (or lease payments in cases where the utility does not own the property), fuel expenses, operating and maintenance expenses, transmission expenses, administrative and general expenses, and state and local taxes. Costs under the contracts with Qualifying Facilities are based on SDG&E's avoided cost. Charges under the remaining contracts are for firm energy only and are based on the amount of energy received. The prices under these contracts are at the market value at the time the contracts were negotiated.

Additional information concerning SDG&E's purchased-power contracts is provided below, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Power Pools
SDG&E is a participant in the Western Systems Power Pool (WSPP), which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 200 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms that have been pre-approved by FERC.

Transmission Arrangements
Pacific Intertie (Intertie): The Intertie, consisting of AC and DC transmission lines, connects the Northwest with SDG&E, Pacific Gas & Electric (PG&E), Edison and others under an agreement that expires in July 2007. SDG&E's share of the Intertie is 266 mW.

Southwest Powerlink: SDG&E's 500-kilovolt Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego. SDG&E's share of the line is 970 mW, although it can be less, depending on specific system conditions.

Mexico Interconnection: Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 mW.

Due to electric-industry restructuring (see "Transmission Access" below), the operating rights of SDG&E on these lines have been transferred to the ISO.

Transmission Access
As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission-access provisions. These rules specify FERC-required procedures for others' requests for transmission service. In October 1997, the FERC approved the California IOUs' transfer of control of their transmission facilities to the ISO. On March 31, 1998, operation and control of the transmission lines was transferred to the ISO. Additional information regarding the ISO and transmission access is provided below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Fuel and Purchased-Power Costs
The following table shows the percentage of each electric-fuel source used by SDG&E and compares the costs of the fuels with each other and with the total cost of purchased power:

                    Percent of kWh              Cents per kWh
-------------------------------------------------------------------
                  2000    1999    1998        2000    1999    1998
                  -----   -----   -----       ----    ----    ----
Natural gas *       --     6.5%   17.3%         --     3.0     3.0
Nuclear fuel      14.9    12.6    11.5         0.5     0.5     0.6
                  -----   -----   -----
Total generation  14.9    19.1    28.8
Purchased power
  and ISO/PX      85.1    80.9    71.2         9.7     3.7     3.5
                  -----   -----   -----
Total            100.0%  100.0%  100.0%
                 ======  ======  ======

* As described previously, SDG&E sold its South Bay and Encina power plants and 17 combustion turbines during the quarter ended
June 30, 1999.

The cost of purchased power includes capacity costs as well as the costs of fuel. The cost of natural gas includes transportation costs. The costs of natural gas and nuclear fuel do not include SDG&E's capacity costs. While fuel costs are significantly less for nuclear units than for other units, capacity costs are higher.

Electric Fuel Supply
Natural Gas: Information concerning natural gas is provided in "Natural Gas Operations" herein.

Nuclear Fuel: The nuclear-fuel cycle includes services performed by others under contract through 2003, including mining and milling of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment services, and fabrication of fuel assemblies.

Spent fuel from Units 2 and 3 is being stored on site, where storage capacity will be adequate at least through 2005. If necessary, modifications in fuel storage technology can be implemented to provide on-site storage capacity for operation through 2022, the expiration date of the NRC operating license. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E pays a disposal fee of $0.99 per megawatt-hour of net nuclear generation, or approximately $3 million per year. The DOE projects it will not begin accepting spent fuel until 2010.

To the extent not currently provided by contract, the availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Additional information concerning nuclear-fuel costs is provided in
Note 13 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

INTERNATIONAL OPERATIONS

Sempra Energy International (SEI) develops, operates and invests in energy infrastructure projects, including natural gas distribution systems and power generation facilities, outside of the United States. SEI has interests in natural gas and/or electric generation, transmission and distribution projects in Argentina, Canada, Chile, Mexico, Peru and Uruguay, and is pursuing other projects in Latin America.

In October 2000, SEI expanded its presence in the southern portion of South America by increasing its existing investment in two Argentinean natural gas utility holding companies (Sodigas Pampeana S.A. and Sodigas Sur S.A.) SEI increased its investment from 21.5 percent to 43 percent by purchasing additional interests for $147 million. In June 1999, the company contributed capital to the Argentinean companies to retire $32 million of debt. The distribution companies serve 1.3 million customers in central and southern Argentina, respectively, and have a combined throughput of 650 million cubic feet per day.

In June 2000, SEI, PG&E Corporation and Proxima Gas S.A de C.V announced a joint agreement to construct a $230 million, 215-mile natural gas pipeline that will extend from Arizona to Rosarito, Baja California. The pipeline, which will have the capacity to transport 500 million cubic feet of natural gas per day, will connect SEI's current natural gas assets in Mexicali and Rosarito. Construction of the pipeline is anticipated to begin in early 2002. Agreements have been signed for more than half of the capacity on the pipeline, with natural gas expected to begin flowing by September 2002.

In June 1999, SEI and Public Service Enterprise Group (PSEG) announced the completion of the joint purchase of 90 percent of Chilquinta Energia S.A. (Energia). In January 2000, SEI and PSEG purchased an additional 9.75 percent of Energia, increasing their joint and equal holdings to 99.98 percent. In September 1999, SEI and PSEG completed their acquisition of 47.5 percent of the outstanding shares of Luz del Sur S.A.A., a Peruvian Electric Company. This acquisition, combined with the 37 percent already owned through Energia, increased the companies' total joint and equal ownership to 84.5 percent of Luz del Sur S.A.A.

SEI owns 60 percent of Distribuidora de Gas Natural de Mexicali, S. de R.L. de C.V. (DGN-Mexicali), a Mexican company that holds the first license awarded to a private company to build a natural gas distribution system in Mexico. On August 20, 1997, DGN-Mexicali began to deliver natural gas to customers in Mexicali, Baja California. It will invest up to $25 million to provide service to 25,000 customers during the first five years of operation, of which $18 million has been invested as of December 31, 2000.

SEI owns 95 percent of Distribuidora de Gas Natural de Chihuahua,
S. de R.L. de C.V. (DGN-Chihuahua), which distributes natural gas to the city of Chihuahua, Mexico and surrounding areas. On July 9, 1997, it acquired ownership of a 16-mile transmission pipeline serving 20 industrial customers. SEI will invest nearly $50 million to provide service to 50,000 customers in the first five years of operation, of which $38 million has been invested as of December 31, 2000.

In December 1999, Sempra Atlantic Gas (SAG), a subsidiary of SEI, was awarded a 25-year franchise by the provincial government of Nova Scotia to build and operate a natural gas distribution system in Nova Scotia. Construction began in the fourth quarter of 2000, with service to customers expected to begin in the second quarter of 2001. SAG plans to invest $700 to $800 million over the next seven years in building a system that will make gas available to 78 percent of the 350,000 households in Nova Scotia.

In May 1999, SEI was awarded a 30-year license to build and operate a natural gas distribution system in the La Laguna-Durango zone in north-central Mexico. The La Laguna-Durango region has a population of 1.1 million and is home to a number of energy-intensive industries. SEI's subsidiary, DGN De La Laguna Durango, has invested $18 million through 2000 and will have invested over $40 million to serve an estimated 50,000 customers by the fifth year of operation.

In August 1998, SEI was awarded a 10-year agreement by the Mexican Federal Electric Commission to provide a complete energy-supply package for a power plant in Rosarito, Baja California. The contract includes provisions for delivery of up to 300 million cubic feet per day of natural gas, the related transportation services in the U.S., and construction of a 23-mile pipeline from the U.S.-Mexico border to the plant. Construction of the pipeline was completed in mid-2000 at a cost of $38 million, and SEI began flowing gas to the power plant in July 2000. The pipeline will also serve as a link for a natural gas distribution system in Tijuana, Baja California, between San Diego and Rosarito.

In May 1998, PE was awarded a concession by the government of Uruguay to build separate natural gas and propane distribution systems to serve most of the country, excluding Montevideo. The consortium began providing natural gas service in mid-2000. The $160-million project will serve an estimated 250,000 customers by 2005.

In February 2001, SEI announced plans to construct a $350 million, 600-megawatt power plant near Mexicali, Mexico. Fuel for the natural gas fired plant will be supplied through the Arizona to Rosarito pipeline discussed above. Construction of the project, named Termoelectrica de Mexicali, is expected to begin in mid-2001, with completion anticipated by mid-2003.

Net income for international operations in 2000 was $33 million compared to net income of $2 million and a net loss of $4 million for 1999 and 1998, respectively. The Company's international business unit includes the results of the investments, joint ventures and projects outside of the United States, as well as the results of similar, smaller operations in the eastern United States.

Additional information on international operations is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY TRADING (SET)

SET, a leading natural gas and power marketing firm headquartered in Stamford, Connecticut, was acquired on December 31, 1997. In July 1998, SET purchased a wholesale trading and commercial marketing subsidiary of Consolidated Natural Gas for $36 million to expand its operation in the eastern United States. In addition to its domestic operations, SET has operations in Canada, Europe, and Asia.

SET derives a substantial portion of its revenue from market making and trading activities, as a principal, in natural gas, petroleum and electricity. It quotes bid and offer prices to end users and other market makers. It also earns trading profits as a dealer by structuring and executing transactions that permit its counterparties to manage their risk profiles. In addition, SET takes positions in energy markets based on the expectation of future market conditions.

In April 2000, SET invested $4 million in Utility.com, the world's first Internet utility company. Utility.com is currently registered to provide electricity in 10 states. The company provides long-distance telephone service in 41 states, DSL service to major metropolitan areas in 29 states and Internet access to customers throughout the continental United States.

For the year ended December 31, 2000, SET recorded operating revenues of $795 million and net income of $155 million, compared to operating revenues of $450 million and net income of $19 million in 1999.

Additional information on SET is provided in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and in Notes 3, 10 and 15 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY RESOURCES (SER)

SER develops power plants for the competitive market, as well as owning natural gas storage, production and transportation facilities. SER is planning to develop 5,000-10,000 megawatts of generation within the next decade in the Southwest, the Northeast, the Gulf States and the Midwest. SER is a 50-percent partner in El Dorado Energy, a 500-megawatt power plant located near Las Vegas, Nevada, which began commercial operation in 2000.

In December 2000, SER obtained approval from the California Energy Commission to construct the Elk Hills Power Project, a $360 million, 550-megawatt power plant near Bakersfield, California. Construction of the power plant, which is being developed jointly with Occidental Energy Ventures Corporation, is scheduled to begin in the second quarter of 2001. The power plant, which is expected to be operational in 2002, will generate energy for approximately 350,000 households.

Also in December 2000, SER obtained approval from Arizona's Maricopa County for construction of a $630 million, 1200-megawatt power plant. Mesquite Power will be located 40 miles west of Phoenix, Arizona, and will produce energy for up to 700,000 homes. It is anticipated that construction on the plant will begin in the second quarter of 2001, with completion expected during 2003.

SER recorded net income of $33 million, $5 million and $8 million in 2000, 1999 and 1998, respectively.

Additional information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 3 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

RATES AND REGULATION--CALIFORNIA UTILITIES

The Company's principal subsidiaries, SoCalGas and SDG&E, are regulated by the CPUC. The CPUC consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate within the best interests of their customers. The regulatory structure is complex and has a substantial impact on the profitability of the Company. Both the electric and natural gas industries are currently undergoing transitions to competition and are being impacted by abnormally high commodity prices resulting from supply/demand imbalances.

Electric Industry Restructuring
A flawed electric-industry restructuring plan, electricity supply/demand imbalances and legislative and regulatory responses significantly impact the Company's operations. Additional information on electric-industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Natural Gas Industry Restructuring
The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. The CPUC is currently assessing the current market and regulatory framework for California's natural gas industry. Supply/demand imbalances are affecting the price of natural gas in California more than in the rest of the country because of California's dependence on natural gas fired electric generation due to air-quality considerations. Additional information on natural gas industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Balancing Accounts
In general, earnings fluctuations from changes in the costs of natural gas and consumption levels for the majority of natural gas are eliminated through balancing accounts authorized by the CPUC. As a result of California's electric restructuring law, overcollections recorded in the electric balancing accounts were applied to transition cost recovery, and fluctuations in certain costs and consumption levels can now affect earnings from electric operations. Additional information on balancing accounts is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Performance-Based Regulation (PBR)
In recent years, the CPUC has directed utilities to use PBR. To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Additional information on PBR is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Biennial Cost Allocation Proceeding (BCAP)
Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs and, for SoCalGas, is subject to the limitations of the Gas Cost Incentive Mechanism (GCIM) described below. The BCAP will continue under PBR. Additional information on the BCAP is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Gas Cost Incentive Mechanism (GCIM)
The GCIM is a process SoCalGas uses to evaluate its natural gas purchases, substantially replacing the previous process of reasonableness reviews. Additional information on the GCIM is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Cost of Capital
Under PBR, annual Cost of Capital proceedings have been replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. Additional information on the utilities' cost of capital is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements of the 2000 Annual Report to Shareholders, which is incorporated by reference.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the Company are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2000 Annual Report to Shareholders, which is incorporated by reference. The following additional information should be read in conjunction with those discussions.

Hazardous Substances
In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, a mechanism that allows SoCalGas, SDG&E and other utilities to recover in rates the costs associated with the cleanup of sites contaminated with hazardous waste. In general, utilities are allowed to recover 90 percent of their cleanup costs and any related costs of litigation. In early 1998, the CPUC modified this mechanism to exclude these costs related to electric generation activities. These costs are now eligible for inclusion in the competition transition cost recovery process. The effect of this decision is that SDG&E's costs of compliance with environmental regulations may not be fully recoverable if they exceed the estimates included in the transaction costs (see "Electric Resources" above).

During the early 1900s, SDG&E, SoCalGas and their predecessors manufactured gas from coal or oil. The manufacturing sites often have become contaminated with the hazardous residual by-products of the process. SDG&E has identified three former manufactured-gas plant sites. All three sites have been remediated and closure letters received for two sites. At December 31, 2000 estimated remaining remediation liability on these sites is less than $300,000. In addition, SoCalGas has identified 42 former manufactured-gas plant sites at which it (together with other users as to 21 of these sites) may have cleanup obligations. As of December 31, 2000, 18 of these sites have been remediated, of which 14 have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 40 of the sites. At December 31, 2000, SoCalGas' estimated remaining investigation and remediation liability for all of these sites is $57.6 million.

Cleanup of SDG&E's Station B, a steam and electric generating facility operated in San Diego between 1911 and 1993, was completed during 1999. Activities included removal of asbestos and lead-based paint and the removal or cleanup of other substances. The sale of the facility was completed in December 1999.

SDG&E sold the South Bay and Encina power plants and 17 combustion turbines in 1999. SDG&E conducted a thorough environmental assessment of the power plants and combustion turbine sites. Pursuant to the sale agreements, SDG&E and the buyers have apportioned responsibility for remediation obligations for contamination existing on these sites. Estimated costs to perform the necessary remediation at all sites are approximately $10 million. Together with other appropriate costs, these costs were offset against the sales price for the facilities and the remaining net proceeds were offset against SDG&E's other transition costs. Remediation of the plants commenced in early 2001; completion is expected in mid-2001.

SDG&E and SoCalGas lawfully disposed of wastes at permitted facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, businesses that arrange for legal disposal of wastes at a permitted facility from which wastes are later released, or threaten to be released, can be held financially responsible for corrective actions at the facility.

The Company and other subsidiaries have been named as potentially responsible parties (PRPs) for two landfill sites and six industrial waste disposal sites, from which releases have occurred as described below.

Remedial actions and negotiations with other PRPs and the United States Environmental Protection Agency (EPA) have been in progress since 1986 and 1993 for the two landfill sites. The Company's share of costs to remediate these sites is estimated to be $3.7 million, of which $410,000 was incurred during 2000.

In the early 1990s, the Company was notified of hazards at two industrial waste treatment facilities in the California communities of Fresno and Carson, where the Company had disposed of wastes. During 2000, the Company settled with the other PRPs at these sites for $425,000 and has no additional liability.

The Company and 10 other entities have been named PRPs by the Department of Toxic Substance Control (DTSC) as liable for any required corrective action regarding contamination at an industrial waste disposal site in Pico Rivera, California. DTSC has taken this action because SDG&E and others sold used transformers to the site's owner. SDG&E and the other PRPs have entered into a cost-sharing agreement to provide funding for the implementation of a consent order between DTSC and the site owner for the development of a cleanup plan. SDG&E's interim share under the agreement is
10.1 percent, subject to adjustment based on ultimate responsibility allocations. The total estimate for all PRPs is $3 million to $9 million for the development of the cleanup plan and the actual cleanup.

In December 1999, SoCalGas was notified that it is a PRP at a waste treatment facility in Bakersfield, California. SoCalGas is working with other PRPs in order to remove from the site certain liquid wastes that threaten to be released. It is too early to determine the existence or extent of any prior releases or the Company's potential total liability.

In March 2000, SoCalGas was notified it is a PRP at a former mercury recycling facility in Brisbane, California. Total potential liability is estimated at less than $10,000. Also in March 2000, SoCalGas was sued in Federal District Court as a PRP in a waste oil disposal site in Los Angeles. Plaintiffs alleged that SoCalGas had transported various petroleum wastes to the site in the 1950s for recycling. SoCalGas settled with plaintiffs in December 2000 for $200,000.

At December 31, 2000, the Company's estimated remaining investigation and remediation liability related to hazardous waste sites, including the manufactured gas sites, was $59 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation cost associated with the sale of the electric-generation plants and the 17 combustion turbines. The Company believes that any costs not ultimately recovered through rates, insurance or other means, will not have a material adverse effect on the Company's consolidated results of operations or financial position.

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

Air and Water Quality
California's air quality standards are more restrictive than federal standards. However, as a result of the sale of the Company's fossil-fuel power plants and combustion turbines, the Company's primary air-quality issue, compliance with these standards has less significance to the Company's operation.

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. This mitigation program includes an enhanced fish-protection system, a 150-acre artificial reef and restoration of 150 acres of coastal wetlands. In addition, the owners must deposit $3.6 million with the state for the enhancement of fish hatchery programs and pay for monitoring and oversight of the mitigation projects. SDG&E's share of the cost is estimated to be $27.4 million. The pricing structure contained in the CPUC's decision regarding accelerated recovery of SONGS Units 2 and 3 (described in "Electric Resources" above) is expected to accommodate these added mitigation costs.

OTHER MATTERS

Research, Development and Demonstration (RD&D)
The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety, and reduced environmental mitigation and other operating costs. The CPUC has authorized SoCalGas to recover its operating costs associated with RD&D. SoCalGas' annual RD&D costs have averaged $7.9 million over the past three years.

For 2000, the CPUC authorized SDG&E to fund $1.2 million and $4.2 million for its gas and electric RD&D programs, respectively, which includes $3.9 million to the CEC for its PIER (Public Interest Energy Research) program. SDG&E co-funded several of these projects with the CEC. Annual RD&D costs have averaged $4.5 million over the past three years.

Employees of Registrant
As of December 31, 2000 the Company had 11,232 employees, compared to 11,248 at December 31, 1999.

Wages
SoCalGas and SDG&E employ over 9,000 persons. Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement on wages, hours and working conditions remains in effect through March 31, 2002. Certain employees at SDG&E are represented by the Local 465 International Brotherhood of Electrical Workers under two labor agreements. The current generation contract runs through May 25, 2001. The transmission and distribution contract runs through August 31, 2001.

ITEM 2. PROPERTIES

Electric Properties
The Company's generating capacity is described in "Electric
Resources" herein.

The Company's electric transmission and distribution facilities include substations, and overhead and underground lines.
Periodically, various areas of the service territory require expansion to handle customer growth.

Natural Gas Properties
At December 31, 2000, the Company owned approximately 3,017 miles of transmission and storage pipeline, 52,218 miles of distribution pipeline and 50,406 miles of service piping. It also owned 12 transmission compressor stations and 6 underground storage reservoirs (with a combined working capacity of 117.8 Bcf).

Other Properties
The 21-story corporate headquarters building at 101 Ash Street, San Diego is occupied pursuant to a capital lease with an original term through 2005. The lease has four separate five-year renewal options.

SoCalGas has a 15-percent limited partnership interest in a 52-story office building in downtown Los Angeles. SoCalGas leases approximately half of the building through 2011. The lease has six separate five-year renewal options.

SDG&E occupies an office complex at Century Park Court in San Diego pursuant to an operating lease ending in 2007. The lease can be renewed for two five-year periods.

The Company owns or leases other offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters referred to in the financial statements incorporated by reference in Item 8 or referred to elsewhere in this Annual Report, neither Sempra Energy nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Common stock of Sempra Energy is traded on the New York and Pacific stock exchanges. At January 31, 2001, there were approximately 75,000 holders of record of the Company's common stock. The quarterly common stock information, required by Item 5 is included in the schedule of Quarterly Financial Data of the 2000 Annual Report to Shareholders, which is incorporated by reference.

Dividend Restrictions
CPUC regulation of the utilities' capital structure limits to $924 million the portion of the Company's December 31, 2000 retained earnings that is available for dividends. Additional information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2000 Annual Report to Shareholders, which is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                      At December 31, or for the years then ended
                                    ------------------------------------------------
(Dollars in millions)                 2000      1999      1998      1997      1996
                                    --------   -------   -------   -------   -------
Income Statement Data:
   Revenues and other income        $ 7,143   $ 5,410    $ 4,996   $ 5,108   $ 4,520
   Income before interest and
      income taxes                  $   985   $   802    $   629   $   927   $   927
   Net income                       $   429   $   394    $   294   $   432   $   427

Balance Sheet Data:
   Total assets                     $15,612   $11,124    $10,456   $10,756   $ 9,762
   Long-term debt                   $ 3,268   $ 2,902    $ 2,795   $ 3,175   $ 2,704
   Short-term debt (a)              $   936   $   337    $   373   $   624   $   481
   Shareholders' equity             $ 2,494   $ 2,986    $ 2,913   $ 2,959   $ 2,930

Per Common Share Data:
   Net income
         Basic                      $  2.06   $  1.66    $  1.24   $  1.83   $  1.77
         Diluted                    $  2.06   $  1.66    $  1.24   $  1.82   $  1.77
   Dividends declared               $  1.00   $  1.56    $  1.56   $  1.27   $  1.24
   Book value                       $ 12.35   $ 12.58    $ 12.29   $ 12.56   $ 12.21


(a) Includes long-term debt due within one year.

This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements contained in the 2000 Annual
Report to Shareholders, which is incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 22 through 37 of the 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from pages 35 through 37 of the 2000 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 40 through 78 of the 2000 Annual Report to Shareholders.
Item 14(a)1 includes a listing of financial statements included in the 2000 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 2001 annual meeting of shareholders. The information required on the Company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT
Name                     Age*    Position
---------------------------------------------------------------------
Stephen L. Baum           59     Chairman of the Board, Chief Executive
                                 Officer and President

Donald E. Felsinger       53     Group President, Sempra Energy Global
                                 Enterprises

Edwin A. Guiles           51     Group President, Regulated
                                 Business Units

John R. Light             59     Executive Vice President and
                                 General Counsel

Neal E. Schmale           54     Executive Vice President and
                                 Chief Financial Officer

Darcel L. Hulse           53     Senior Vice President

Frederick E. John         54     Senior Vice President, External
                                 Affairs

Margot A. Kyd             47     Senior Vice President, Chief
                                 Administrative and Environmental
                                 Officer

G. Joyce Rowland          46     Senior Vice President, Human
                                 Resources and Chief Ethics Officer

Frank H. Ault             56     Vice President and Controller

* As of December 31, 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Proxy Statement prepared for the May 2001 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 2001 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None.


                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                   Annual Report*

Statement of Management Responsibility for
  Consolidated Financial Statements. . . . . . . . . . . 39

Independent Auditors' Report . . . . . . . . . . . . . . 40

Statements of Consolidated Income for the years
  ended December 31, 2000, 1999 and 1998 . . . . . . . . 41

Consolidated Balance Sheets at December 31,
  2000 and 1999. . . . . . . . . . . . . . . . . . . . . 42

Statements of Consolidated Cash Flows for the
  years ended December 31, 2000, 1999 and 1998 . . . . . 44

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998 . . . . . . . . . . . 46

Notes to Consolidated Financial Statements . . . . . . . 47

*Incorporated by reference from the indicated pages of the 2000
Annual Report to Shareholders.

2. Financial statement schedules

The following documents may be found in this report at the indicated page numbers.

Independent Auditors' Consent and
   Report on Schedule. . . . . . . . . . . . . . . . . . 30

Schedule I--Condensed Financial Information of Parent. . 31

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.

3. Exhibits

See Exhibit Index on page 34 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 2000:

Current Report on Form 8-K filed October 27, 2000, filing as an exhibit the Company's press release of October 26, 2000 giving the financial results for the three-month period ended
September 30, 2000.

Current Report on Form 8-K filed December 5, 2000, announcing distribution of a Preliminary Prospectus Supplement related to the offering of $300 million of notes by Sempra Energy.

Current Report on Form 8-K filed December 13, 2000, announcing the execution of an underwriting agreement for the issuance of $300 million of notes by Sempra Energy.

Current Report on Form 8-K filed January 24, 2001, announcing
SDG&E's application to the CPUC for authority to implement an electric rate surcharge, which would increase the rates it may charge its electric customers.

Current Report on Form 8-K filed January 30, 2001, filing as an exhibit the Company's press release of January 25, 2001 giving the financial results for the year ended December 31, 2000.

Current Report on Form 8-K filed February 16, 2001, reporting a discussion of recent developments affecting SDG&E contained in supplemental information distributed in connection with the remarketing from short term to long term of certain unsecured, variable-rate SDG&E bonds.

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement Numbers 333-51309, 333-52192 and 333-77843 on Form S-3
and Registration Statement Numbers 333-56161, 333-50806 and 333-49732 on Form S-8 of Sempra Energy of our report dated January 26, 2001 (February 27, 2001 as to Notes 3,4,5 and 14), incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2000.

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

San Diego, California
March 9, 2001

Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                    SEMPRA ENERGY

            Condensed Statement of Income
    (Dollars in millions, except per share amounts)


For the year ended December 31                2000        1999        1998
                                            --------    --------    --------
Other income                                 $   52      $   37      $   --
Interest expense                               (152)        (40)         (1)
Operating expenses and income tax benefits      (19)        (10)         (9)
                                           --------    --------    --------
Loss before subsidiary earnings                (119)        (13)        (10)
Subsidiary earnings                             548         407         304
                                           --------    --------    --------
Net income                                   $  429      $  394      $  294
                                           ========    ========    ========
Average common shares outstanding (basic)   208,155     237,245     236,423
                                           --------    --------    --------
Average common shares outstanding (diluted) 208,345     237,553     237,124
                                           --------    --------    --------
Net income per common share (basic)         $  2.06     $  1.66     $  1.24
                                           --------    --------    --------
Net income per common share (diluted)       $  2.06     $  1.66     $  1.24
                                           ========    ========    ========



                        Condensed Balance Sheet
                         (Dollars in millions)


Balance at December 31                              2000        1999
                                                  --------    --------
Assets:
   Cash and cash equivalents                      $     63    $     --
   Due from affiliates                                 656         774
   Other current assets                                  3          11
                                                  --------     --------
     Total current assets                              722         785
Investments in subsidiaries                          4,220       3,828
Other assets                                           308         167
                                                  --------    --------
     Total Assets                                 $  5,250    $  4,780
                                                  ========    ========

Liabilities and Shareholders' Equity:
   Dividends payable                               $    50     $    94
   Due to affiliates                                 1,056         881
   Other current liabilities                           514         191
                                                  --------    --------
     Total current liabilities                       1,620       1,166
Long-term debt                                       1,006         138
Loan payable to SDG&E                                   --         422
Other long-term liabilities                            130          68
Common equity                                        2,494       2,986
                                                  --------    --------
     Total Liabilities and Shareholders' Equity   $  5,250    $  4,780
                                                  ========     =======

                          SEMPRA ENERGY

                   Condensed Statement of Cash Flows
                       (Dollars in millions)



For the year ended December 31                 2000       1999       1998
                                             --------   --------   --------
Cash flows from operating activities         $     74   $     64   $     71
                                             --------   --------   --------
Common stock dividends                           (244)      (368)       (94)
Repurchase of common stock                       (725)        --         --
Sale of common stock                               12          3          4
Issuances of long-term debt                     1,000         --         --
Payment on long-term debt                          (1)        --         --
Loans from (payments to) affiliates - net        (220)       695         --
                                             --------   --------   --------
Cash provided by (used in) financing activities  (178)       330        (90)
                                             --------   --------   --------
Dividends received from subsidiaries              250        100        130
Expenditures for property, plant and equipment    (58)       (86)       (44)
Increase in investments and other assets          (25)      (475)        --
                                             --------   --------   --------
Cash provided by (used in) investing activities   167       (461)        86
                                             --------   --------   --------
Net cash flow                                      63        (67)        67
Cash and cash equivalents,
   beginning of year                               --         67         --
                                             --------   --------   --------
Cash and cash equivalents, end of year       $     63   $     --   $     67
                                             ========   ========   ========


Supplemental Disclosure of Cash Flow Information:

Property dividends received from subsidiaries $     5    $     2    $    56
                                              =======    =======    =======

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                 SEMPRA ENERGY


                             By: /s/ Stephen L. Baum

                                 Stephen L. Baum
                                 Chairman, Chief Executive Officer
                                 and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Name/Title                              Signature                              Date

Principal Executive Officer:
Stephen L. Baum
Chairman, Chief Executive Officer
and President                          /s/ Stephen L. Baum                   March 6, 2001

Principal Financial Officer:
Neal E. Schmale
Executive Vice President,
Chief Financial Officer                /s/ Neal E. Schmale                   March 6, 2001

Principal Accounting Officer:
Frank H. Ault
Vice President and Controller          /s/ Frank H. Ault                     March 6, 2001

Directors:
Stephen L. Baum, Chairman              /s/ Stephen L. Baum                   March 6, 2001

Hyla H. Bertea, Director               /s/ Hyla H. Bertea                    March 6, 2001

Ann L. Burr, Director                  /s/ Ann L. Burr                       March 6, 2001

Herbert L. Carter, Director            /s/ Herbert L. Carter                 March 6, 2001

Richard A. Collato, Director           /s/ Richard A. Collato                March 6, 2001

Daniel W. Derbes, Director             /s/ Daniel W. Derbes                  March 6, 2001

Wilford D. Godbold, Jr., Director      /s/ Wilford D. Godbold, Jr.           March 6, 2001

William D. Jones, Director             /s/ William D. Jones                  March 6, 2001

Ralph R. Ocampo, Director              /s/ Ralph R. Ocampo                   March 6, 2001

William G. Ouchi, Director             /s/ William G. Ouchi                  March 6, 2001

Richard J. Stegemeier, Director        /s/ Richard J. Stegemeier             March 6, 2001

Thomas C. Stickel, Director            /s/ Thomas C. Stickel                 March 6, 2001

Diana L. Walker, Director              /s/ Diana L. Walker                   March 6, 2001

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

Compensation

Sempra Energy
-------------
10.07 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000.

10.08 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998 (1998 Form 10-K Exhibit 10.09).

10.09 Sempra Energy Deferred Compensation Agreement for Directors effective June 1, 1998 (1998 Form 10-K Exhibit 10.10).

10.10 Sempra Energy Executive Incentive Plan effective June 1, 1998 1998 Form 10-K Exhibit 10.11).

10.11 Sempra Energy Executive Deferred Compensation Agreement effective June 1, 1998 (1998 Form 10-K Exhibit 10.12).

10.12 Sempra Energy Retirement Plan for Directors effective June 1, 1998 (1998 Form 10-K Exhibit 10.13).

10.13 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.1)).

10.14 Sempra Energy 1998 Non-Employee Directors' Stock Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.2)).

San Diego Gas & Electric (SDG&E)
--------------------------------

10.15  Supplemental Executive Retirement Plan restated as of
       July 1, 1994 (1994 SDG&E Form 10-K Exhibit 10.14).

Pacific Enterprises/Southern California Gas Company
---------------------------------------------------

10.16 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992 (Pacific Enterprises 1992
       Form 10-K Exhibit 10.18).

Financing

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.17 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of October 1, 1997 (Enova 1997 Form 10-K
       Exhibit 10.34).

10.18 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (Enova 1996 Form 10-K
       Exhibit 10.31).

10.19 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996 (Enova 1996 Form 10-K
       Exhibit 10.32).

10.20 Loan agreement with City of San Diego in connection with the issuance of $57.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.3).

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

10.23 Loan agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development
       Bonds dated as of September 1, 1992 (Sept. 30, 1992 SDG&E
       Form 10-Q Exhibit 10.1).

10.24 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K
       Exhibit 10.5).

10.25 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996
       (Enova 1996 Form 10-K Exhibit 10.41).

10.26  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.1).

10.27 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).

Natural Gas Transportation

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.28  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K Exhibit 10.58).

10.29  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.30 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (1997 Enova Corporation Form 10-K Exhibit
       10.60).

Nuclear

Enova Corporation and San Diego Gas & Electric (SDG&E)
------------------------------------------------------

10.31 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

10.32 Fuel Lease dated as of September 8, 1983 between SONGS Fuel Company, as Lessor and San Diego Gas & Electric Company, as Lessee, and Amendment No. 1 to Fuel Lease, dated September 14, 1984 and Amendment No. 2 to Fuel Lease, dated March 2, 1987 (1992 SDG&E Form 10-K Exhibit 10.11).

10.33  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.7).

10.34 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.33 herein)(1994 SDG&E Form 10-K Exhibit 10.56).

10.35  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.33 herein)(1994 SDG&E Form 10-K Exhibit 10.57).

10.36  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.33 herein)(1996 SDG&E Form 10-K Exhibit 10.59).

10.37  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.33 herein)(1996 SDG&E Form 10-K Exhibit 10.60).

10.38  Fifth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generation Station
       (see Exhibit 10.33 herein)(1999 SDG&E Form 10-K Exhibit 10.26).

10.39  Sixth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.33 herein)(1999 SDG&E Form 10-K Exhibit 10.27).

10.40 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.8).

10.41 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.40 herein)(1996 Form 10-K Exhibit 10.62).

10.42 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.40 herein)(1996 Form 10-K Exhibit 10.63).

10.43  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.40 herein)(1999 SDG&E Form 10-K Exhibit 10.31).

10.44  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.40 herein)(1999 SDG&E Form 10-K Exhibit 10.32).

10.45  Second Amended San Onofre Agreement among Southern
       California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K Exhibit 10.6).

10.46 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K Exhibit 10N).

Exhibit 12 -- Statement re: Computation Of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 2000, 1999, 1998, 1997, and 1996.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 1999 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries

21.01  Schedule of Significant Subsidiaries at December 31, 2000.

Exhibit 23 -- Independent Auditors' Consent, page 30.

GLOSSARY

AB 1                    A California Assembly bill authorizing
                        the California Department of Water Resources to purchase energy for California consumers.

AB 265                  California Assembly Bill imposing a 6.5
                        cent/kWh electric commodity rate ceiling.

AB 1890                 California Assembly Bill - California's
                        electric restructuring law.

AB 1421 A California Assembly bill requiring that natural gas utilities provide bundled basic gas service to certain customers.

BCAP                    Biennial Cost Allocation Proceeding

Bcf                     One Billion Cubic Feet (of natural gas)

CA/AZ                   California/Arizona

CEC                     California Energy Commission

CPUC                    California Public Utilities Commission

DOE                     Department of Energy

DGN                     Distribuidora de Gas Natural

DTSC                    Department of Toxic Substances Control

DWR                     California Department of Water Resources

Edison                  Southern California Edison Company

EMF                     Electric and Magnetic Fields

Energia                 Chilquinta Energia S.A.

Enova                   Enova Corporation

EPA                     Environmental Protection Agency

ESOP                    Employee Stock Ownership Plan

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

GCIM                    Gas Cost Incentive Mechanism

Global                  Sempra Energy Global Enterprises

Intertie                Pacific Intertie

IOUs                    Investor-Owned Utilities

ISO                     Independent System Operator

KN                      KN Energy, Inc.

kWh                     Kilowatt Hour

mmbtu                   Million British Thermal Units (of natural gas)

mW                      Megawatt

NRC                     Nuclear Regulatory Commission

OTC                     Over-the-Counter

PBR                     Performance-Based Ratemaking/Regulation

PD                      Proposed Decision

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

PSEG                    Public Service Enterprise Group

PX                      Power Exchange

ROE                     Return on Equity

ROR                     Rate of Return

SAB                     Staff Accounting Bulletin (SEC)

SAG                     Sempra Atlantic Gas

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


43