Form 10-Q
period 2001-03-31
SEMPRA ENERGY
filed 2001-05-04
CIK 1032208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2001 ---------------
Commission file number	1-14201 ---------------

Sempra Energy
----------------------------------------------------------
(Exact name of registrant as specified in its charter)

California ---------------------------	33-0732627 -------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes	[X]	No	[ ]
Common stock outstanding on April 30, 2001:	205,958,004 -------------

ITEM 1.  FINANCIAL STATEMENTS.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions except per-share amounts

                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                           2001     2000
                                                        ------------------

Revenues and Other Income
California utility revenues:
  Natural gas                                              $1,881   $  814
  Electric                                                    804      349
Other operating revenues                                      570      279
Other income                                                   64       18
                                                        ------------------
            Total                                           3,319    1,460
                                                        ------------------
Expenses
 Cost of natural gas distributed                            1,391      390
 Electric fuel and net purchased power                        585      133
 Operating expenses                                           736      493
 Depreciation and amortization                                142      134
 Franchise payments and other taxes                            58       51
 Trust preferred distributions by subsidiary                    4        2
 Preferred dividends of subsidiaries                            3        3
                                                        ------------------
             Total                                          2,919    1,206
                                                        ------------------
Income before interest and income taxes                       400      254
Interest                                                       90       73
                                                        ------------------
Income before income taxes                                    310      181
Income taxes                                                  132       68
                                                        ------------------
Net income                                                 $  178   $  113
                                                        ------------------
Weighted-average number of shares outstanding:
  Basic*                                                  202,285  228,291
                                                        ------------------
  Diluted*                                                203,033  228,371
                                                        ------------------
Net income per share of common stock (basic)               $ 0.88   $ 0.49
                                                        ------------------
Net income per share of common stock (diluted)             $ 0.88   $ 0.49
                                                        ------------------
Common dividends declared per share                        $ 0.25   $ 0.25
                                                        ------------------
*In thousands of shares
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions

                                                           Balance at
                                                     --------------------------
                                                      March 31,    December 31,
                                                         2001          2000
                                                     ----------    ------------

ASSETS
Current assets:
    Cash and cash equivalents                          $  1,438         $   637
    Accounts receivable - trade                           1,009             994
    Accounts and notes receivable - other                   175             213
    Income taxes receivable                                  --              24
    Energy trading assets                                 3,340           4,083
    Fixed price contracts and other derivatives           2,541              --
    Inventories                                              67             145
    Other                                                   245             329
                                                        -------         -------
      Total current assets                                8,815           6,425
                                                        -------         -------

Investments and other assets:
    Regulatory assets                                     1,381           1,174
    Nuclear-decommissioning trusts                          540             543
    Investments                                           1,253           1,288
    Fixed price contracts and other derivatives           1,233              --
    Other assets                                            520             456
                                                        -------         -------
      Total investments and other assets                  4,927           3,461
                                                        -------         -------

Property, plant and equipment:
    Property, plant and equipment                        11,989          11,889
    Less accumulated depreciation and amortization       (6,249)         (6,163)
                                                        -------         -------
      Property, plant and equipment - net                 5,740           5,726
                                                        -------         -------
      Total assets                                      $19,482         $15,612
                                                        =======         =======
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions

                                                            Balance at
                                                     --------------------------
                                                      March 31,    December 31,
                                                         2001          2000
                                                     ----------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                    $  1,532         $   568
    Accounts payable - trade                                930           1,162
    Accounts payable - other                                193             117
    Income taxes payable                                     74              --
    Deferred income taxes                                   102             110
    Energy trading liabilities                            2,705           3,619
    Dividends and interest payable                          130             124
    Regulatory balancing accounts - net                     884             830
    Current portion of long-term debt                       280             368
    Regulatory liabilities arising from fixed price
      contracts and other derivatives                     2,510              --
    Other                                                   599             569
                                                        -------         -------
      Total current liabilities                           9,939           7,467
                                                        -------         -------
Long-term debt                                            3,280           3,268
                                                        -------         -------
Deferred credits and other liabilities:
    Customer advances for construction                       54              56
    Post-retirement benefits other than pensions            152             152
    Deferred income taxes                                   895             826
    Deferred investment tax credits                         100             101
    Regulatory liabilities arising from fixed price
      contracts and other derivatives                     1,233              --
    Deferred credits and other liabilities                  796             844
                                                        -------         -------
      Total deferred credits and other liabilities        3,230           1,979
                                                        -------         -------
Preferred stock of subsidiaries                             204             204
                                                        -------         -------
Mandatorily redeemable trust preferred securities           200             200
                                                        -------         -------
Commitments and contingent liabilities (Note 2)

SHAREHOLDERS' EQUITY
Common stock                                              1,425           1,420
Retained earnings                                         1,291           1,162
Deferred compensation relating to ESOP                      (38)            (39)
Accumulated other comprehensive income                      (49)            (49)
                                                        -------         -------
      Total shareholders' equity                          2,629           2,494
                                                        -------         -------
      Total liabilities and shareholders' equity        $19,482         $15,612
                                                        =======         =======
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

                                                     Three Months Ended
                                                          March 31,
                                                      ----------------
                                                      2001        2000
                                                      ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 178       $ 113
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                       142         134
   Deferred income taxes and investment tax credits      9          22
   Equity in loss of unconsolidated
     subsidiaries and joint ventures                     2          --
   Gain on sale of Energy America                      (34)         --
   Other - net                                        (280)        (75)
   Net change in other working capital components       45         463
                                                      ----        ----
   Net cash provided by operating activities            62         657
                                                      ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment     (160)       (131)
   Net proceeds from sale of Energy America             49          --
   Other - net                                          27         (11)
                                                      ----        ----
      Net cash used in investing activities            (84)       (142)
                                                      ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in short-term debt - net        964        (182)
   Repurchase of common stock                           --        (722)
   Issuance of trust preferred securities               --         200
   Issuance of long-term debt                           93         504
   Payment on long-term debt                          (169)        (69)
   Common dividends                                    (50)        (94)
   Other                                               (15)          1
                                                      ----        ----
   Net cash provided by (used in) financing
     activities                                        823        (362)
                                                      ----        ----
Change in cash and cash equivalents                    801         153
Cash and cash equivalents, January 1                   637         487
                                                      ----        ----
Cash and cash equivalents, March 31                 $1,438       $ 640
                                                     =====        ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized     $   85       $ 100
                                                     =====        ====
  Income tax refunds - net                          $   29       $ 124
                                                     =====        ====
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

The Company's significant accounting policies are described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report. The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 2000 Annual Report.

As described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, the California utilities account for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

2. MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry significantly affected the Company's electric utility operations. The background of this issue is described in the company's 2000 Annual Report. Developments since January 1, 2001 are described herein.

In February 2001, the California Department of Water Resources (DWR) began to purchase power from the generators and marketers, who had previously sold their power to the California Power Exchange (PX) and Independent System Operator (ISO), and has entered into long-term contracts for the purchase of a portion of the power requirements of the state's population that is served by investor-owned utilities (IOUs). SDG&E and the DWR recently entered into an agreement under which the DWR will continue to purchase power for SDG&E's customers until December 31, 2002, subject to either party's right to terminate the agreement on six-months' notice.

The DWR is now purchasing all the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. Therefore, future increases in SDG&E's undercollections from the March 31, 2001, balance of $747 million will result from these contracts and interest, offset by nuclear generation, the cost of which is below the rate cap. These increases are not expected to significantly affect SDG&E's or Sempra Energy's liquidity. During the three-month period ended March 31, 2001, the increase was significantly greater than expected in the future because nuclear generation was reduced due to a fire, and, more significantly, the DWR agreement was not in effect for the entire period.

On April 25, 2001, FERC adopted a proposal that, during Stage 1, 2 and 3 shortage situations, limits prices to all generators to the cost of the least-efficient plant whose generation is required at that time, and compels sales to California. Various observers have responded that this proposal will be ineffective since, among other things, it does not cover power brokers and marketers, and the resultant price will still be relatively high.

On April 12, 2001, California law AB 43X took effect, extending the temporary 6.5-cent rate cap to include SDG&E's large customers (the only customer class not previously covered by that cap) retroactive to February 7, 2001. This law is not expected to add to the undercollection since the purchases for these customers will be covered by the agreement between SDG&E and the DWR.

The CPUC has not yet acted on SDG&E's request for a temporary 2.3 cents/kWh electric-rate surcharge beginning March 1, 2001. No action is anticipated until the CPUC completes its examination of the prudence and reasonableness of SDG&E's procurement of wholesale energy on behalf of its customers for the period July 1999 through August 2000, in accordance with AB 265. A decision is expected before the fourth quarter of 2001.

The State of California is considering the purchase of the IOUs' transmission assets and the sale of revenue bonds to fund that purchase, its past purchases of power for the IOUs' customers and/or future purchases of power for the IOUs' customers. In April 2001, Southern California Edison (Edison) and the State of California announced a Memorandum of Understanding for the state to purchase Edison's transmission facilities, reportedly in an attempt to avert a bankruptcy similar to that filed by Pacific Gas & Electric earlier that month.

Although SDG&E has no compelling financial need to sell its transmission assets, it is currently in discussions with the State concerning an agreement similar to Edison's, as a positive step toward restructuring California's energy market.

California regulatory uncertainties have led Moody's Investors Service (Moody's) to change its rating outlook on SDG&E's securities from "positive" to "negative." Moody's also changed the rating outlook on Sempra Energy's securities from "stable" to "negative." Fitch IBCA, another major credit rating agency, also lowered its outlook on SDG&E's securities from "stable" to "negative" due to the uncertainty over the recovery of high wholesale energy prices not included in customer bills. Another major credit rating agency, Standard & Poor's (S&P), did not change the Company's rating outlook. Although some of the rating outlooks have changed, the Company's actual credit ratings have not. As of April 30, 2001, the credit ratings of Sempra Energy and SDG&E are as follows:

                              S&P        Moody's       Fitch IBCA
                            -------------------------------------
Sempra Energy
  Unsecured debt                 A            A2              A
  Commercial paper             A-1            --             --
  Trust preferred securities  BBB+            a3             A-

SDG&E
  Secured debt                 AA-          Aa3             AA
  Unsecured debt                A+           A1             AA-
  Preferred stock                A           a1              A+
  Commercial paper             A1+           P1             F1+

The ratings and outlook can affect the Company's ability to obtain financing and can increase its incremental costs of borrowing. However, these ratings are significantly better than the state's other IOUs, and both SDG&E and Sempra Energy are current on all of their obligations.

Thus far, the California Public Utilities Commission's (CPUC) electric-industry restructuring has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. A CPUC staff report on this issue was submitted to the CPUC in July 2000, with dissenting opinions recommending against changing electric distribution regulation at this time due to the current state of electric-industry restructuring.

NATURAL GAS INDUSTRY RESTRUCTURING

The Company's 2000 annual report discusses various proposals and actions related to this topic. As discussed therein, no significant impacts on the Company are expected when the various issues are finalized, which is not expected to occur before late 2001.

NUCLEAR INSURANCE

SDG&E and the co-owners of the San Onofre Nuclear Generating Station (SONGS) have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $36 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $3.4 million.

LITIGATION

A 2000 lawsuit, which seeks class-action certification, alleges that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and less-expensive natural gas supplies into California. Management believes the allegations are without merit.

Various 2000 lawsuits, which seek class-action certification and which are expected to be consolidated, allege that Company subsidiaries unlawfully manipulated the electric-energy market. Management believes the allegations are without merit.

Except for the above, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

QUASI-REORGANIZATION

In 1993, PE divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Management believes the remaining balances of the liabilities established in connection with the quasi-reorganization are adequate.

3. COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                                 Three-month
                                periods ended
                                  March 31,
                                --------------
(Dollars in millions)           2001    2000
----------------------------------------------
Net income                      $ 178   $ 113

Change in unrealized gain
   on marketable securities        --      34

Foreign currency adjustments        1*     39

Minimum pension liability
   adjustments                     --       1
                                --------------
   Comprehensive income         $ 179   $ 187
----------------------------------------------
* No effect on accumulated other comprehensive income, due to rounding.

4. SEGMENT INFORMATION

The Company is primarily an energy-services company and has three reportable segments comprised of SDG&E, SoCalGas and Sempra Energy Trading (SET). The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, SDG&E provides electric and natural gas service to San Diego County and electric service to southern Orange County. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut and is engaged in the wholesale trading and marketing of natural gas, power and petroleum in the U.S. and in other countries. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, and segment performance is evaluated by management based on reported net income. Intersegment transactions are generally recorded in the same manner as sales or transactions with third parties. Utility transactions are based primarily on rates set by the CPUC and the Federal Energy Regulatory Commission (FERC). There were no significant changes in segment assets during the three-month period ended March 31, 2001, except for the increase due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 " Accounting for Derivative Instruments and Hedging Activities" (as described in Note 5) and the decrease in energy trading assets, as shown on the Consolidated Balance Sheets.

------------------------------------------------
                            Three-month periods
                               ended March 31,
                             -------------------
(Dollars in millions)          2001       2000
------------------------------------------------
Operating Revenues:
  San Diego Gas & Electric   $1,142     $  471
  Southern California Gas     1,548        698
  Sempra Energy Trading         358        176
  Intersegment revenues          (5)       (11)
  Other                         212        108
                             -------------------
    Total                    $3,255     $1,442
------------------------------------------------
Net Income:
  San Diego Gas & Electric*  $   52     $   52
  Southern California Gas*       51         50
  Sempra Energy Trading          86         18
  Other                         (11)        (7)
                             -------------------
    Total                    $  178     $  113
------------------------------------------------
* after preferred dividends

------------------------------------------------
                                 Balance at
                            --------------------
                            March 31,  December 31,
                                2001       2000
--------------------------------------------------
Assets:
  San Diego Gas & Electric   $ 5,190     $ 4,734
  Southern California Gas      7,756       4,116
  Sempra Energy Trading        3,794       4,689
  Other                        2,742       2,073
                              --------------------
    Total                    $19,482     $15,612
--------------------------------------------------

5. FINANCIAL INSTRUMENTS

Adoption of SFAS 133

Effective January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

The adoption of this new standard on January 1, 2001, did not have a material impact on the Company's earnings. However, $1.1 billion in current assets, $1.1 billion in noncurrent assets, $6 million in current liabilities, and $238 million in noncurrent liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas and SDG&E operate, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $1.1 billion in current regulatory liabilities, $1.1 billion in noncurrent regulatory liabilities, $5 million in current regulatory assets, and $238 million in noncurrent regulatory assets were recorded as of January 1, 2001, in the Consolidated Balance Sheet. The ongoing effects will depend on future market conditions and the Company's hedging activities.

Market Risk

The Company's policy is to use derivative financial instruments to manage its exposure to fluctuations in interest rates, foreign-currency exchange rates and energy prices. The Company also uses and trades derivative financial instruments in its energy trading and marketing activities. Transactions involving these financial instruments are with credit-worthy firms and major exchanges. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Energy Derivatives

SoCalGas and SDG&E utilize derivative financial instruments to reduce exposure to unfavorable changes in energy prices which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SoCalGas and SDG&E to predict with greater certainty the effective prices to be received and delivered to their customers.

Due to the regulatory environment in which SoCalGas and SDG&E operate, regulatory assets and liabilities are established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, SoCalGas and SDG& E do not apply hedge accounting to energy derivatives. However, such contracts continue to be effective in achieving the risk management objectives for which they were intended.

Swap Agreements

The Company periodically enters into interest-rate swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. At March 31, 2001, SDG&E had one interest-rate swap agreement: a floating-to-fixed-rate swap associated with $45 million of variable-rate bonds maturing in 2002. Although this financial instrument did not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended.

Accounting for Derivative Activities

At March 31, 2001, $2.5 billion in current assets and $1.2 billion in noncurrent assets were recorded in the Consolidated Balance Sheet as fixed priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas and SDG&E operate, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $31 million in regulatory balancing accounts - net, $2.5 billion in current regulatory liabilities and $1.2 billion in noncurrent regulatory liabilities were recorded in the Consolidated Balance Sheet as of March 31, 2001. In addition, at March 31, 2001, $2 million in current liabilities were recorded in the Consolidated Balance Sheet as other current liabilities and $2 million in other operating losses was recorded in the Consolidated Statement of Income as an offset to other income.

Sempra Energy Trading

SET derives a substantial portion of its revenue from market making and trading activities, as a principal, in natural gas, electricity, petroleum and petroleum products. At March 31, 2001, substantially all of SET's derivative transactions were held for trading and marketing purposes. SET marks these derivatives to market each month, with gains and losses recognized in earnings in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As such, the Company's adoption of SFAS 133 on January 1, 2001, had no impact on SET's earnings.

Fair Value

The fair value of the Company's derivative financial instruments (fixed-priced contracts and other derivatives) is not materially different from their carryings amounts. The fair values of fixed-priced contracts and other derivatives were estimated based on quoted market prices. Information regarding the fair value of the Company's non-derivative financial instruments is provided in Note 10 of the notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2000 Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding SDG&E's ability to finance undercollected costs on reasonable terms and retain its financial strength, estimates of future accumulated undercollected costs, and plans to obtain future financing. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions; actions by the CPUC, the California Legislature, the DWR, and the FERC; the financial condition of other investor-owned utilities; inflation rates and interest rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations historically have been a major source of liquidity. However, the effects of electric industry restructuring, as described in Note 2 of the notes to Consolidated Financial Statements, will continue to reduce SDG&E's ability to make funds available to Sempra Energy in 2001 and, possibly, thereafter. Working capital requirements currently are expected to be met through the issuance of short-term and long-term debt.

Continued purchases by the DWR for resale to SDG&E's customers of substantially all of the electricity that would otherwise be purchased by SDG&E or dramatic decreases in wholesale electricity prices, favorable action by the CPUC on SDG& E's electric-rate-surcharge application discussed above and SDG&E's access to the capital markets are required to manage and finance SDG&E's cost undercollections and provide adequate liquidity.

During the first quarter of 2001, SDG&E remarketed $150 million of variable-rate debt and $25 million of variable-rate unsecured bonds as 7.0 percent and 6.75 percent fixed-interest-rate debt, respectively. All other terms remain the same and the interest rate may resume floating in the future at the Company's option.

Between January 24 and February 5, 2001, the Company drew down substantially all ($1.3 billion) of its available credit facilities in order to enhance its liquidity in view of the current California electric industry situation.

On February 9, 2001, SoCalGas' $200 million credit line expired and was replaced on February 27, 2001, with a $170 million, one-year agreement. This agreement bears interest at various rates based on market rates and SoCalGas' credit rating. On April 18, 2001, PE entered into a $500-million revolving line of credit which bears interest at various rates based on market rates and PE's credit rating. Cash and cash equivalents at March 31, 2001 are available for investment in utility plant, the retirement of debt, energy-related domestic and international projects and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three-month period ended March 31, 2001, the decrease in cash flows from operations compared to the corresponding period in 2000 was primarily due to SDG&E's continuing undercollection of purchased-power costs, as described in Note 2 of the notes to Consolidated Financial Statements, and the decrease in trade accounts payable due to less purchased electricity, because of the DWR purchases.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment by the California utilities are estimated to be $600 million for the full year 2001 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Capital expenditures for property, plant and equipment by the Company's other business are estimated to be $700 million for the full year 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three-month period ended March 31, 2001, cash flows from financing activities increased from the corresponding period in 2000 due primarily to the drawdown of lines of credit in January and February of 2001 compared to the borrowings in the first quarter of 2000 to finance the repurchase of 36.1 million shares of the Company's common stock.

In connection with the common stock repurchase, the Company reduced its quarterly dividend per share to $0.25 from its previous level of $0.39, commencing with the dividend payable in the second quarter of 2000.

RESULTS OF OPERATIONS

Net income increased for the three-month period ended March 31, 2001, compared to the same period in 2000, primarily due to higher earnings at Sempra Energy Trading arising from increased volatility in the U.S. natural gas and electric power markets and higher trading volumes, and the sale of the Company's 72.5-percent ownership interest in Energy America for $56 million in January 2001. Net income per share increased for the same period due to the increased net income and the effects of the Company's common stock purchases described above.

Income tax expense increased for the three-month period ended March 31, 2001, compared to the same period in 2000, primarily due to higher income before taxes and an additional expense recorded in the first quarter of 2001 related to the position of the Internal Revenue Service on a prior year's deduction.

The increase in other income was primarily due to increased interest income on increased short-term investments and the gain on the sale of Energy America.

The increases in other operating revenues and operating expenses were primarily due to increased activity at Sempra Energy Trading and Sempra Energy Solutions.

The increase in depreciation and amortization expense was primarily due to increased amortization of goodwill, arising from the increased investment in Sodigas Pampeana S.A., described under "Latin American Investments" below, that occurred after March 31, 2000.

UTILITY OPERATIONS

Seasonality

SDG&E's electric sales volume generally is higher in the summer due to air-conditioning demands. Both California utilities' natural gas sales volumes generally are higher in the winter due to heating demands, although that difference is lessening as the use of natural gas to fuel electric generation increases. Sales volumes of the company's South American affiliates (not included in the following table, since they are not majority owned) are also affected by seasonality, but the timing of its increases and decreases is opposite of those in California since the seasons are reversed in the Southern Hemisphere.

The tables below summarize the natural gas and electric volumes and revenues by customer class for the three-month periods ended March 31, 2001 and 2000.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                            Volumes    Revenue    Volumes    Revenue    Volumes    Revenue
                      ----------------------------------------------------------------------

2001:
 Residential                    118    $1,328         1     $  2         119      $1,330
 Commercial and industrial       34       360        65       63          99         423
 Electric generation plants      --        --       118       31         118          31
 Wholesale                       --        --         8        4           8           4
                            ---------------------------------------------------------------
                                152    $1,688       192     $100         344       1,788
 Balancing accounts and other                                                         93
                                                                                 --------
   Total                                                                          $1,881
--------------------------------------------------------------------------------------------
2000:
 Residential                    102    $  720         1     $  6         103      $  726
 Commercial and industrial       31       194        93       80         124         274
 Electric generation plants      --        --        35       11          35          11
 Wholesale                       --        --         9        7           9           7
                            ---------------------------------------------------------------
                                133    $  914       138     $104         271       1,018
 Balancing accounts and other                                                       (204)
                                                                                 --------
   Total                                                                          $  814
--------------------------------------------------------------------------------------------

The increase in natural gas revenue is primarily due to higher natural gas prices and increased transportation for electric generation plants.

The increase in the cost of natural gas distributed was primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 2000 Annual Report, current or future core customer rates normally recover the actual cost of natural gas on a substantially concurrent basis.

Electric Distribution and Transmission
(Volumes in millions of Kwhrs, dollars in millions)

                                   2001              2000
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 1,654    $ 225     1,680   $ 169
  Commercial                  1,506      255     1,427     120
  Industrial                    765      170       564      37
  Direct access                 587       19       879      28
  Street and highway lighting    22        3        19       2
  Off-system sales              470      102       104       3
                        ------------------------------------------
                              5,004      774     4,673     359
  Balancing and other                     30               (10)
                        ------------------------------------------
  Total                       5,004    $ 804     4,673  $  349
                        ------------------------------------------

The increase in electric revenues was primarily due to the effect of higher electric commodity costs, which are passed on to customers without markup, and increased off-system sales.

The increase in electric fuel and net purchased power expense was primarily due to the higher price of electricity as described in Note 2 of the notes to Consolidated Financial Statements and increased off-system sales. Under the current regulatory framework, changes in on-system prices normally do not affect net income, as explained in the 2000 Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

Since the operating results of the California utilities, subject to regulatory actions, are usually fairly stable, earnings growth and fluctuations will depend primarily on activities at SET, Sempra Energy International (SEI), Sempra Energy Resources (SER) and other businesses. The factors influencing future performance are summarized below.

Note 2 of the notes to Consolidated Financial Statements describes events in the deregulation of California's electric utility industry and the effects thereof on SDG&E.

Latin American Investments

As described in the Company's 2000 Annual Report, in 1999 and 2000 Sempra Energy International expanded its investments in South America, acquiring interests in Chilquinta Energia S.A. and Luz del Sur S.A.A., and increasing its interest in Sodigas Pampeana S.A. and Sodigas Sur S.A. It also increased its plant investment in three natural gas distribution utilities in northern Mexico, constructed a natural gas pipeline in northern Baja California and announced plans to participate in a larger natural gas pipeline in Northern Mexico, in conjunction with participation in the construction of a natural gas fired electric generation plant in northern Baja California.

Domestic Electric Generation

SER's 50-percent owned El Dorado plant near Las Vegas, Nevada, began commercial operation in May 2000. In December 2000, SER obtained regulatory approvals to construct a 550-megawatt power plant near Bakersfield, California, and a 1,200-megawatt power plant near Phoenix, Arizona. SER plans additional power plants in the near future.

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

In April 2001, SDG&E filed its 2000 PBR report with the CPUC. For 2000, SDG&E exceeded all six performance indicator benchmarks, resulting in a request for a total net reward of $11.7 million. In addition, SDG&E achieved an actual 2000 rate of return of 8.70 percent which is below the authorized 8.75 percent. This results in no sharing of earnings in 2000 under the PBR sharing mechanism (as described in the Company's 2000 Annual Report).

The utilities' PBR mechanisms are in effect through December 31, 2002, at which time the mechanisms will be updated. That update is described in the Company's 2000 Annual Report.

Cost of Capital

For 2001, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base (ROR), the same as in 2000 and 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed in the Company's 2000 Annual Report. For SDG&E, electric-industry restructuring has changed the method of calculating the utility's annual cost of capital. In June 1999, the CPUC adopted a 10.6 percent ROE and an 8.75 percent ROR for SDG&E's electric-distribution and natural gas businesses. These rates remain in effect for 2000 and 2001. SDG&E is required to file a 2002 cost of capital application by May 8, 2001. SDG&E is working on a petition to modify SDG&E's last cost of capital proceeding which requires the 2002 application, to seek a delay in the required filing due date due to the current uncertainty in California's electricity market. The electric-transmission cost of capital is determined under a separate FERC proceeding.

INTERNATIONAL OPERATIONS

Results for SEI were net income of $5 million for each of the three-month periods ended March 31, 2001 and 2000. Accounting for international operations has resulted in foreign currency translation adjustments, as shown in Note 3 of the notes to Consolidated Financial Statements.

TRADING OPERATIONS

SET, a leading natural gas, petroleum and power marketer headquartered in Stamford, Connecticut, was acquired on December 31, 1997. In addition to the transactions described below in "Market Risk," SET also enters into long-term structured transactions. For the three-month period ended March 31, 2001, SET recorded net income of $86 million compared to net income of $18 million in 2000. The increase in net income was primarily due to increased volatility in the U.S. natural gas and electric power markets, and higher trading volumes.

OTHER OPERATIONS

Sempra Energy Solutions (SES) provides integrated energy-related products and services to commercial, industrial, government, institutional and consumer markets. SES recorded net losses of $6 million and $5 million in the three-month periods ending March 31, 2001 and 2000, respectively. These losses are primarily attributable to ongoing costs of expanding SES's customer base.

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties and alternative-fuel projects. SEF's portfolio includes 1,300 properties throughout the United States. These investments are expected to provide income-tax benefits (primarily from income-tax credits) over 10-year periods. SEF recorded net income of $8 million for both the three-month periods ended March 31, 2001 and 2000. SEF's future investment policy is dependent on the Company's future domestic income-tax position.

NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of this new standard on January 1, 2001, did not have a material impact on the Company's earnings. For further information regarding the Company's implementation of SFAS 133, see Note 5 above.

ITEM 3. MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report for 2000. As noted in that report, the California utilities may, at times, be exposed to limited market risk in their natural gas purchase, sale and storage activities as a result of activities under SDG&E's gas PBR or SoCalGas' Gas Cost Incentive Mechanism. The risk is managed within the parameters of the Company's market-risk management and trading framework. However, to lessen the impact on customers from the recent unprecedented natural gas price volatility at the California border, during the first quarter of 2001, the California utilities began hedging a larger portion of their customer natural gas requirements than in the past. As of March 31, 2001, the VaR of the SDG&E and SoCalGas hedges was $7.5 million and $1.8 million, respectively. This amount represents the 50-percent shareholder portion under the PBR mechanism and excludes the 50-percent portion subject to rate recovery. In addition, certain fixed price contracts that traditionally have not been considered derivatives, but now meet the derivative definition under SFAS 133 (see "New Accounting Standards" above), are excluded from the above-mentioned VaR amounts due to the offsetting regulatory asset or liability also recorded by the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO VOTE

Sempra Energy's 12-member board of directors is divided into three classes whose terms are staggered so that the term of one class expires at each Annual Meeting of Shareholders. At the annual meeting on May 1, 2001, the shareholders of Sempra Energy elected four directors for a three-year term expiring in 2003. The name of each nominee and the number of shares voted for or withheld were as follows:

Nominees                    Votes For           Votes Withheld
-------------------------------------------------------------
Stephen L. Baum              169,582,036         10,569,883
Wilford D. Godbold, Jr.      170,668,764          9,483,155
Thomas C. Stickel            170,407,609          9,744 310
Diana L. Walker              167,029,981         13,121,938

The results of the voting on the following shareholder proposals, both of which were approved, were as follows:

(a) A proposal recommending a simple majority vote rule on all issues that are submitted to shareholder vote.
In Favor	79,687,173
Opposed	67,781,752
Abstained	5,399,402
Broker Non-Vote	27,283,592

(b) A proposal recommending that the entire board of directors be elected each year.
In Favor	77,395,320
Opposed	70,275,857
Abstained	5,197,150
Broker Non-Vote	27,283,592

Additional information concerning the election of the board of directors and the shareholder proposals is contained in Sempra Energy's Notice of 2001 Annual Meeting of Shareholders and Proxy Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 12 - Computation of ratios

    12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2000:

Current Report on Form 8-K filed January 24, 2001 announced SDG&E's application to the CPUC for authority to implement an electric rate surcharge, which would increase the rates it may charge its electric customers.

Current Report on Form 8-K filed January 30, 2001, filing as an exhibit Sempra Energy's press release of January 25, 2001, giving the financial results for the year ended December 31, 2000.

Current Report on Form 8-K filed February 16, 2001 reported a discussion of recent developments affecting SDG&E contained in supplemental information distributed in connection with the remarketing from short term to long term of certain unsecured, variable-rate bonds.

Current Report on Form 8-K filed April 27, 2001, filing as an exhibit Sempra Energy's press release of April 26, 2001, giving the financial results for the three-month period ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMPRA ENERGY
-------------------
(Registrant)

Date: May 3, 2001	By:	/s/ F. H. Ault -----------------
F. H. Ault
Vice President and Controller

Opdateret d. 3.5.2001