Form 10-Q
period 2001-06-30
SEMPRA ENERGY
filed 2001-08-10
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2001
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on July 31, 2001:       206,836,453
                                              ---------------------

PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SEMPRA ENERGY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions, except per share amounts
                                                           Three Months Ended
                                                                June 30,
                                                             ---------------
                                                              2001     2000
                                                             ------   ------
Revenues and Other Income
California utility revenues:
  Natural gas                                                $1,112   $  716
  Electric                                                      432      473
Other operating revenues                                        518      321
Other income                                                     31       26
                                                             ------   ------
              Total                                           2,093    1,536
                                                             ------   ------
Expenses
  Cost of natural gas distributed                               669      316
  Electric fuel and net purchased power                         203      264
  Operating expenses                                            733      530
  Depreciation and amortization                                 139      144
  Franchise payments and other taxes                             50       40
  Preferred dividends of subsidiaries                             3        3
  Trust preferred distributions by subsidiary                     5        4
                                                             ------   ------
              Total                                           1,802    1,301
                                                             ------   ------
Income before interest and income taxes                         291      235
Interest                                                         90       76
                                                             ------   ------
Income before income taxes                                      201      159
Income taxes                                                     64       49
                                                             ------   ------
Net income                                                   $  137   $  110
                                                             ======   ======
Weighted-average number of shares outstanding:
  Basic*                                                    203,400  201,386
                                                            -------  -------
  Diluted*                                                  205,963  201,484
                                                            -------  -------
Net income per share of common stock (basic)                $  0.67  $  0.55
                                                            -------  -------
Net income per share of common stock (diluted)              $  0.66  $  0.55
                                                            -------  -------
Common Dividends Declared Per Share                         $  0.25  $  0.25
                                                            =======  =======

*In thousands of shares
See notes to Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions, except per share amounts
                                                         Six Months Ended
                                                             June 30,
                                                          ---------------
                                                           2001     2000
                                                          ------   ------
Revenues and Other Income
California utility revenues:
  Natural gas                                             $2,993   $1,537
  Electric                                                 1,236      822
Other operating revenues                                   1,088      593
Other income                                                  95       50
                                                          ------   ------
              Total                                        5,412    3,002
                                                          ------   ------
Expenses
  Cost of natural gas distributed                          2,060      706
  Electric fuel and net purchased power                      788      397
  Operating expenses                                       1,469    1,029
  Depreciation and amortization                              281      278
  Franchise payments and other taxes                         108       91
  Preferred dividends of subsidiaries                          6        6
  Trust preferred distributions by subsidiary                  9        6
                                                          ------   ------
              Total                                        4,721    2,513
                                                          ------   ------
Income before interest and income taxes                      691      489
Interest                                                     180      149
                                                          ------   ------
Income before income taxes                                   511      340
Income taxes                                                 196      117
                                                          ------   ------
Net income                                                $  315   $  223
                                                          ======   ======
Weighted-average number of shares outstanding:
  Basic*                                                 202,846  214,834
                                                         -------  -------
  Diluted*                                               204,455  214,920
                                                         -------  -------
Net income per share of common stock (basic)              $ 1.55   $ 1.04
                                                         -------  -------
Net income per share of common stock (diluted)            $ 1.54   $ 1.04
                                                         -------  -------
Common Dividends Declared Per Share                       $ 0.50   $ 0.50
                                                         -------  -------
*In thousands of shares
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                     --------------------------
                                                       June 30,    December 31,
                                                         2001          2000
                                                     ----------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                          $  1,588        $    637
    Accounts receivable - trade                             709             994
    Accounts and notes receivable - other                   113             213
    Due from unconsolidated affiliates                       58              --
    Income taxes receivable                                  --              24
    Energy trading assets                                 2,976           4,083
    Fixed price contracts and other derivatives             485              --
    Regulatory assets arising from fixed price contracts
      and other derivatives                                  23              --
    Inventories                                             150             145
    Other                                                   224             329
                                                        -------         -------
      Total current assets                                6,326           6,425
                                                        -------         -------

Investments and other assets:
    Regulatory assets                                     1,120           1,174
    Nuclear-decommissioning trusts                          538             543
    Investments in unconsolidated affiliates              1,201           1,288
    Fixed price contracts and other derivatives             321              --
    Other assets                                            533             456
                                                        -------         -------
      Total investments and other assets                  3,713           3,461
                                                        -------         -------

Property, plant and equipment:
    Property, plant and equipment                        12,159          11,889
    Less accumulated depreciation and amortization       (6,362)         (6,163)
                                                        -------         -------
      Property, plant and equipment - net                 5,797           5,726
                                                        -------         -------
      Total assets                                      $15,836         $15,612
                                                        =======         =======
See notes to Consolidated Financial Statements.



SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                       June 30,    December 31,
                                                        2001          2000
                                                     ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                    $  1,199         $   568
    Accounts payable - trade                                935           1,162
    Accounts payable - other                                 86             117
    Income taxes payable                                     45              --
    Deferred income taxes                                    61             110
    Energy trading liabilities                            2,082           3,619
    Dividends and interest payable                          136             124
    Regulatory balancing accounts - net                     489             830
    Current portion of long-term debt                       258             368
    Fixed price contracts and other derivatives              25              --
    Regulatory liabilities arising from fixed price
      contracts and other derivatives                       422              --
    Other                                                   773             569
                                                        -------         -------
      Total current liabilities                           6,511           7,467
                                                        -------         -------
Long-term debt                                            3,676           3,268
                                                        -------         -------
Deferred credits and other liabilities:
    Due to unconsolidated affiliate                         161              --
    Customer advances for construction                       58              56
    Post-retirement benefits other than pensions            151             152
    Deferred income taxes                                   920             826
    Deferred investment tax credits                          98             101
    Regulatory liabilities arising from fixed price
      contracts and other derivatives                       321              --
    Deferred credits and other liabilities                  823             844
                                                        -------         -------
      Total deferred credits and other liabilities        2,532           1,979
                                                        -------         -------
Preferred stock of subsidiaries                             204             204
                                                        -------         -------
Mandatorily redeemable trust preferred securities           200             200
                                                        -------         -------
Commitments and contingent liabilities (Note 2)

SHAREHOLDERS' EQUITY
Common stock                                              1,446           1,420
Retained earnings                                         1,375           1,162
Deferred compensation relating to ESOP                      (37)            (39)
Accumulated other comprehensive income (loss)               (71)            (49)
                                                        -------         -------
      Total shareholders' equity                          2,713           2,494
                                                        -------         -------
      Total liabilities and shareholders' equity        $15,836         $15,612
                                                        =======         =======
See notes to Consolidated Financial Statements.


SEMPRA ENERGY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                     Six Months Ended
                                                          June 30,
                                                      ----------------
                                                      2001        2000
                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 315       $ 223
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                       281         278
   Deferred income taxes and investment tax credits     --          38
   Equity in loss of unconsolidated
     subsidiaries and joint ventures                     3          --
   Gain on sale of Energy America                      (33)         --
   Other - net                                         (62)        (40)
   Net change in other working capital components     (273)        313
                                                      ----        ----
   Net cash provided by operating activities           231         812
                                                      ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment     (378)       (290)
   Net proceeds from sale of Energy America             51          --
   Other - net                                          56         (25)
                                                      ----        ----
      Net cash used in investing activities           (271)       (315)
                                                      ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in short-term debt - net        628        (182)
   Issuance of long-term debt                          675         504
   Payment on long-term debt                          (372)        (85)
   Loan from unconsolidated affiliate                  160          --
   Common dividends                                   (101)       (144)
   Repurchase of common stock                           --        (722)
   Issuance of trust preferred securities               --         200
   Other                                                 1          (9)
                                                      ----        ----
   Net cash provided by (used in) financing
     activities                                        991        (438)
                                                      ----        ----
Change in cash and cash equivalents                    951          59
Cash and cash equivalents, January 1                   637         487
                                                      ----        ----
Cash and cash equivalents, June 30                  $1,588       $ 546
                                                     =====        ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized     $  169       $ 172
                                                     =====        ====
  Income tax payments (refunds) - net               $   36      $  (58)
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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 2000 Annual Report and March 31, 2001 Quarterly Report on Form 10-Q.

As described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, the California utilities account for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry significantly affected the Company's electric utility operations. The background of this issue is described in the company's 2000 Annual Report. Various developments since January 1, 2001 are described herein.

In February 2001, the California Department of Water Resources (DWR) began to purchase power from the generators and marketers, who had previously sold their power to the California Power Exchange (PX) and Independent System Operator (ISO), and has entered into long-term contracts for the purchase of a portion of the power requirements of the state's population that is served by investor-owned utilities
(IOUs). SDG&E and the DWR entered into an agreement, as amended, under which the DWR will continue to purchase power for SDG&E's customers until December 31, 2002, subject to earlier termination upon six-months' prior notice and the satisfaction of certain regulatory and other conditions intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers (see MOU discussion below).

The DWR is now purchasing SDG&E's full net short position (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts). Therefore, future increases in SDG&E's undercollections from the June 30, 2001 balance of $786 million would result only from these contracts and interest, offset by nuclear generation, the cost of which is below the 6.5-cent customer rate cap. These increases are not expected to significantly affect SDG&E's or Sempra Energy's liquidity. The increase during the six-month period ended June 30, 2001 was greater than expected in the future because nuclear generation was reduced from February 2001 through May 2001 due to a fire and the DWR agreement was not in effect until February 2001.

On June 18, 2001 representatives of California Governor Davis, the DWR, Sempra Energy and SDG&E entered into a Memorandum of Understanding (MOU) contemplating the implementation of a series of transactions and regulatory settlements and actions to resolve many of the issues affecting SDG&E and its customers arising out of the California energy crisis. The principal provisions of the MOU are briefly summarized below. This summary only highlights selected provisions of the MOU and readers are urged to read the full text of the MOU which was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 19, 2001.

-- The MOU contemplates, subject to requisite approvals of the California Public Utilities Commission (CPUC), the elimination from SDG&E's rate ceiling balancing account of the approximately $750 million (the last reported balance at the time of the MOU discussion) of undercollected costs that otherwise would be recovered in future rates charged to SDG&E customers; settlement of reasonableness reviews, electricity purchase contract issues and various other regulatory matters affecting SDG&E; the sale to the DWR of power purchased by SDG&E under certain intermediate term contracts; and various related matters.

-- The effective date of SDG&E's and SoCalGas' revised base rates would be delayed to 2004 from 2003.

-- Sempra Energy would make capital investments in SDG&E and SoCalGas aggregating at least $3.0 billion during 2001 through 2006. The utilities would receive their authorized rate of return on these investments.

-- The MOU also contemplates the sale of SDG&E's transmission system to the DWR or other state agency for a purchase price of 2.3 times SDG&E's net book value, plus the discharge or assumption of related long-term debt (purchase price of approximately $1.2 billion). Implementation of this element of the MOU would require enabling legislation as well as approval by the Federal Energy Regulatory Commission (FERC). The sale of the transmission system is not a condition to the implementation of the other elements of the MOU, but the implementation of the other elements is a condition to the transmission sale. SDG&E has no compelling financial need to sell its transmission assets.

Governor Davis recently stated that, if a contemplated purchase of Southern California Edison's transmission system by the State of California is not approved by the state legislature, the purchase of SDG&E's transmission assets contemplated by the MOU may not be pursued.

The agreement between SDG&E and DWR obligating the DWR to purchase power for SDG&E's customers has been amended as to the conditions that would result in the resumption by SDG&E of the procurement of the residual net power requirements for its retail customers. This procurement resumption shall occur upon the earlier of January 1, 2003 or a date determined by the DWR upon 180 days prior written notice, but not before at least one of the other two major California-based investor-owned electric utilities has resumed procurement of its residual net short and certain CPUC approvals, including adoption of a satisfactory procurement cost recovery mechanism, have occurred. These conditions are intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers.

On August 2, 2001, the CPUC approved a reduction of the rate ceiling balancing account by the application thereto of overcollections in certain other balancing accounts. The amount of the reduction depends on balances in those other accounts, but is expected to be approximately $70 million. On that date the CPUC also targeted all other components for resolution at its meetings on or before October 25, 2001.

SDG&E's prior request for a temporary 2.3 cents/kWh electric-rate surcharge that SDG&E requested begin on March 1, 2001 has been deferred pending the CPUC's action on the MOU. If the MOU is approved by the CPUC, no rate increase will be necessary, except as required to pass through, without markup, the rates to repay the DWR for its purchases of power. A pending case before the CPUC would, if approved, establish rate increases for SDG&E's electric customers in an average amount of approximately 3 cents/kWh in order to provide sufficient revenues for the collection of the DWR revenue requirement. Residential customers whose electric power consumption does not exceed 130 percent of baseline quantities, as well as certain low income and medical customers, would be exempt from the increases. A CPUC decision is expected during the third quarter of 2001.

On April 12, 2001, California law AB 43X took effect, extending the temporary 6.5-cent rate cap to include SDG&E's large customers (the only customer class not previously covered by the rate cap) retroactive to February 7, 2001. This law is not expected to add to the undercollection since the purchases for these customers are covered by the agreement between SDG&E and the DWR.

On June 18, 2001, the FERC approved an expansion of its April 25, 2001 order which adopted certain price restrictions during Stage 1, 2 and 3 shortage situations, limiting prices to all generators to the cost of the least-efficient plant whose generation is required at that time. The new order expands price restrictions to 24 hours a day, seven days a week through September 2002. Prices are linked to the price the least efficient gas-fired plant was allowed to charge during Stage 1 emergencies under the April order. During non-emergency times, the ceiling price will drop to 85 percent of the emergency price cap. Various observers have responded that this proposal will be ineffective since, among other things, it does not cover power brokers and marketers, and the resultant price will still be relatively high.

NATURAL GAS INDUSTRY RESTRUCTURING

The Company's 2000 annual report discusses various proposals and actions related to this topic. As discussed therein, no significant impacts on the Company are expected when the various issues are finalized. This case is currently being held by the CPUC indefinitely.

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

Sempra Energy Trading (SET) is involved in a contractual dispute with Pacific Gas and Electric (PG&E) relating to SET's obligations to deliver certain quantities of natural gas to PG&E. SET believes that its obligations to deliver these quantities were extinguished (prior to PG&E's chapter 11 bankruptcy filing) by its exercise of a contractual right to set off these obligations against amounts owed by PG&E to SET under other contracts. PG&E has asserted that the setoff was not permissible under the agreement and that SET remains obligated to deliver the natural gas that is the subject of the dispute. Pursuant to a Stipulation between SET and PG&E which was approved by the U.S. Bankruptcy Court administering PG&E's bankruptcy proceeding, SET is delivering to PG&E the portion of the disputed gas that was originally scheduled to be delivered during the period of June through December 2001, in exchange for SET's administrative claim for payment for such gas if a court or other tribunal determines SET's exercise of its setoff rights was permissible. As to the disputed gas that was originally scheduled for delivery by SET for the period prior to June 2001, PG&E has asserted that it is entitled to receive approximately $46 million to "cash out" this gas, which is 150 percent of the asserted market value of the gas in dispute, plus additional daily charges totaling approximately $220 million as of July 1, 2001, and which PG&E contends are continuing to accrue at a rate of approximately $2.7 million per day since that date. In addition, the U.S. Bankruptcy Court administering PG&E's bankruptcy proceedings granted SET's motion for relief from an automatic stay in bankruptcy so that arbitration of this dispute can proceed as contemplated by the agreement between the parties.

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

                                 Three-month      Six-month
                                periods ended   periods ended
                                  June 30,        June 30,
                                -------------------------------
(Dollars in millions)           2001    2000    2001    2000
---------------------------------------------------------------
Net income                      $ 137   $ 110   $ 315   $ 223

Change in unrealized gain
   on marketable securities        --     (12)     --      21

Foreign currency adjustments      (12)    (30)    (13)      9

Minimum pension liability
   adjustments                     (8)     --      (8)      1

Financial instruments (Note 5)     (1)     --      (1)     --
                                -------------------------------
   Comprehensive income         $ 116   $  68   $ 293   $ 254
---------------------------------------------------------------

4.  SEGMENT INFORMATION

The Company is primarily an energy-services company and has three reportable segments comprised of SDG&E, SoCalGas and Sempra Energy Trading (SET). The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, SDG&E provides electric and natural gas service to San Diego County and electric service to southern Orange County. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut and is engaged in the wholesale trading and marketing of natural gas, power and petroleum in the U.S. and in other countries. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, and segment performance is evaluated by management based on reported net income. Intersegment transactions are generally recorded in the same manner as sales or transactions with third parties. Utility transactions are based primarily on rates set by the CPUC and the Federal Energy Regulatory Commission (FERC). There were no significant changes in segment assets during the six-month period ended June 30, 2001, except for the increase due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (as described in Note 5) and the decrease in energy trading assets, both as shown on the Consolidated Balance Sheets.


---------------------------------------------------------------------
                             Three-month periods    Six-month periods
                                ended June 30,        ended June 30,
                             ----------------------------------------
(Dollars in millions)          2001       2000        2001    2000
---------------------------------------------------------------------
Operating Revenues:
  San Diego Gas & Electric   $  624     $  574      $1,766  $1,045
  Southern California Gas       927        630       2,475   1,328
  Sempra Energy Trading         316        192         674     368
  Intersegment revenues          (8)        (8)        (13)    (14)
  Other                         203        122         415     225
                             ----------------------------------------
    Total                    $2,062     $1,510      $5,317  $2,952
---------------------------------------------------------------------
Net Income:
  San Diego Gas & Electric*  $   37     $   40      $   89  $   92
  Southern California Gas*       47         47          99      97
  Sempra Energy Trading          69         40         155      58
  Other                         (16)       (17)        (28)    (24)
                             ----------------------------------------
    Total                    $  137     $  110      $  315  $  223
---------------------------------------------------------------------
* after preferred dividends

--------------------------------------------------
                                 Balance at
                            --------------------
                            June 30,  December 31,
                                2001       2000
--------------------------------------------------
Assets:
  San Diego Gas & Electric   $ 4,793     $ 4,734
  Southern California Gas      4,510       4,116
  Sempra Energy Trading        3,488       4,689
  Other                        3,045       2,073
                              --------------------
    Total                    $15,836     $15,612
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

On January 1, 2001, $1.1 billion in current assets, $1.1 billion in noncurrent assets, $6 million in current liabilities, and $238 million in noncurrent liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas and SDG&E operate, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. The effect on earnings was minimal. The ongoing effects will depend on future market conditions and the Company's hedging activities.

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

Due to the regulatory environment in which SoCalGas and SDG&E operate, regulatory assets and liabilities are established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, SoCalGas and SDG&E do not apply hedge accounting to energy derivatives. However, such contracts continue to be effective in achieving the risk management objectives for which they were intended.

Swap Agreements

The Company periodically enters into interest-rate swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. At June 30, 2001, the Company had two interest-rate swap agreements: a floating-to-fixed-rate swap associated with $45 million of variable-rate bonds maturing in 2002 and a fixed-to-floating-rate swap associated with $500 million of fixed rate notes due in 2004. Although these financial instruments do not meet the hedge accounting criteria of SFAS 133, they continue to be effective in achieving the risk management objectives for which they were intended.



Accounting for Derivative Activities

At June 30, 2001, $485 million in current assets, $321 million in noncurrent assets and $25 million in current liabilities were recorded in the Consolidated Balance Sheet for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $23 million in current regulatory assets, $64 million in regulatory balancing accounts, $422 million in current regulatory liabilities and $321 million in noncurrent regulatory liabilities were recorded in the Consolidated Balance Sheet as of June 30, 2001. For the six-month period ended June 30, 2001, $3 million in other operating losses was recorded in the Consolidated Statement of Income as an offset to other income.

Sempra Energy Trading

SET derives a substantial portion of its revenue from market making and trading activities, as a principal, in natural gas, electricity, petroleum and petroleum products. At June 30, 2001, substantially all of SET's derivative transactions were held for trading and marketing purposes. SET marks these derivatives to market each month, with gains and losses recognized in earnings in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As such, the Company's adoption of SFAS 133 on January 1, 2001, had no impact on SET's earnings.

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature, the DWR, and the FERC (including those with respect to the Memorandum of Understanding among Sempra Energy, SDG&E and the DWR); the financial condition of other investor-owned utilities; capital market conditions, inflation rates, interest rates and exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations are a major source of liquidity. However, beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity and its ability to make funds available to Sempra Energy were adversely affected by the undercollections that have resulted from the price cap on electric rates. Significant growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement extends through December 31, 2002 and can be earlier terminated only upon the satisfaction of regulatory and other conditions intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers. Note 2 of the notes to Consolidated Financial Statements provides additional information concerning this agreement. Continued DWR purchases of SDG&E's full net short position or timely rate recovery of electricity procurement costs remain necessary to continue obtaining financing and provide adequate liquidity.

Cash and cash equivalents at June 30, 2001 are available for investment in utility plant, the retirement of debt, energy-related domestic and international projects and other corporate purposes.
Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2001, the decrease in cash flows from operations compared to the corresponding period in 2000 was primarily due to SDG&E's continuing undercollection of purchased-power costs, as described in Note 2 of the notes to Consolidated Financial Statements and the decrease in trade accounts payable due to less purchased electricity, because of the DWR purchases. In addition, the decrease in overcollected regulatory balancing accounts, lower accrued income taxes in 2001 reflecting tax payments made during the first quarter of 2001 (none were made during the same period in 2000) and the decrease in trading liabilities, offset by the decrease in SoCalGas' trade accounts receivable due to seasonality contributed to the decrease in cash flows from operations.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment by the California utilities are estimated to be $700 million for the full year 2001 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Capital expenditures for property, plant and equipment by the Company's other business are estimated to be $900 million for the full year 2001.

During the second quarter of 2001, SoCalGas announced plans to add 11 percent more capacity to its transmission system by the end of the year. The expansion will help meet increased demand for natural gas from new and existing electric generation projects in Southern
California.

Sempra Energy Resources (SER) is planning to develop approximately 3,000 megawatts of generation by 2004, including a 570-megawatt power plant near Bakersfield, California; a 1,250-megawatt project located near Phoenix, Arizona; a 600-megawatt plant near Mexicali, Mexico; and a 600-megawatt expansion of the El Dorado Energy plant near Las Vegas, Nevada.

On July 25, 2001, the Company signed a commitment letter for an underwritten, syndicated $400 million, three-year revolving credit facility for its contemplated power projects. This agreement bears interest at various rates based on market rates and the Company's credit rating.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2001, cash flows from financing activities increased from the corresponding period in 2000 due primarily to the drawdown of lines of credit in January and February of 2001, which was greater than the borrowings in the three-month period ended March 31, 2000 to finance the repurchase of 36.1 million shares of the Company's common stock.

On June 29, 2001 the Company issued $500 million of three-year notes due July 1, 2004 at an interest rate of 6.80 percent. Also on June 29, 2001, the Company entered into a fixed-to-floating-rate swap associated with the $500 million three-year notes. Under the swap, the interest rate on the underlying fixed-rate debt varies (weighted-average rate of LIBOR plus 1.329 percent). The swap expires on July 1, 2004.

Between January 24 and February 5, 2001, the Company drew down substantially all ($1.3 billion) of its available credit facilities in order to enhance its liquidity in view of the current California electric industry situation. In May 2001 SDG&E repaid its entire balance of $250 million and in August 2001 Sempra Energy Global Enterprises repaid its balance of $1.1 billion.

On June 6, 2001 the Company remarketed $81 million of debt of the Company's Employee Stock Ownership Plan (ESOP) as 7.375 percent fixed-interest-rate debt due May 3, 2004.

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

RESULTS OF OPERATIONS

Net income and other operating revenues increased for the three-month and six-month periods ended June 30, 2001, compared to the same periods in 2000. The increases were primarily due to higher earnings at Sempra Energy Trading arising from expanded markets and product lines, and from increased volatility in the U.S. natural gas and electric power markets. Also contributing to the increase in net income for the six-month period was the sale of the Company's 72.5-percent ownership interest in Energy America for $56 million in January 2001. Net income per share increased for the same period due to the increased net income and the effects of the Company's 2000 common stock purchases described above.

The Company's other income increased for the three-month and six-month periods ended June 30, 2001, compared to the corresponding periods in 2000, primarily due to increased interest income on increased short-term investments and, for the six-month period, the gain on the sale of Energy America.

Income tax expense increased for the three-month and six-month periods ended June 30, 2001, compared to the same periods in 2000, primarily due to higher income before taxes, and for the six-month period, an additional expense recorded in the first quarter of 2001 related to the position of the Internal Revenue Service on a prior year's deduction.

The Company's operating expenses increased for the three-month and six-month periods ended June 30, 2001, compared to the same periods in 2000, primarily due to increased activity at Sempra Energy Trading and Sempra Energy Solutions.


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

The tables below summarize the natural gas and electric volumes and revenues by customer class for the six-month periods ended June 30, 2001 and 2000.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                            Volumes    Revenue    Volumes    Revenue    Volumes    Revenue
                      ----------------------------------------------------------------------
2001:
 Residential                    172    $1,950         1     $  3         173      $1,953
 Commercial and industrial       60       618       132      103         192         721
 Electric generation plants      --        --       227       58         227          58
 Wholesale                       --        --        11        6          11           6
                            ---------------------------------------------------------------
                                232    $2,568       371     $170         603       2,738
 Balancing accounts and other                                                        255
                                                                                 --------
   Total                                                                          $2,993
--------------------------------------------------------------------------------------------
2000:
 Residential                    156    $1,164         2     $  8         158      $1,172
 Commercial and industrial       56       345       169      132         225         477
 Utility electric generation     --        --       118       43         118          43
 Wholesale                       --        --        14       12          14          12
                            ---------------------------------------------------------------
                                212    $1,509       303     $195         515       1,704
 Balancing accounts and other                                                       (167)
                                                                                 --------
   Total                                                                          $1,537
--------------------------------------------------------------------------------------------


The increase in natural gas revenue was primarily due to higher natural gas prices.

The increase in the cost of natural gas distributed was primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 2000 Annual Report, current or future core customer rates normally recover the actual cost of natural gas on a substantially concurrent basis.


Electric Distribution and Transmission
(Volumes in millions of Kwhrs, dollars in millions)
                                   2001              2000
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 2,993    $ 405     3,130   $ 332
  Commercial                  2,961      462     2,913     274
  Industrial                  1,532      272     1,139      84
  Direct access               1,032       36     1,744      59
  Street and highway lighting    44        5        33       3
  Off-system sales              952      214       253      11
                        ------------------------------------------
                              9,514    1,394     9,212     763
  Balancing and other                   (158)               59
                        ------------------------------------------
  Total                       9,514   $1,236     9,212  $  822
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

Latin American Investments

As described in the Company's 2000 Annual Report, in 1999 and 2000 Sempra Energy International expanded its investments in South America, acquiring interests in Chilquinta Energia S.A. and Luz del Sur S.A.A., and increasing its interest in Sodigas Pampeana S.A. and Sodigas Sur S.A. It also increased its plant investment in three natural gas distribution utilities in northern Mexico, constructed a natural gas pipeline in northern Baja California and announced plans to participate in a larger natural gas pipeline in Northern Mexico, in conjunction with its construction of a natural gas fired electric generation plant in northern Baja California.

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

The utilities' PBR mechanisms are in effect through December 31, 2002, at which time the mechanisms will be updated. That update is described in the Company's 2000 Annual Report. The PBR and Cost of Service (COS) cases for SoCalGas and SDG&E are both due to be filed on December 21, 2001. However, under the MOU described in Note 2, both SoCalGas' and SDG&E's PBR/COS cases would be delayed such that the resulting rates would be effective in 2004 instead of 2003, if this portion of the MOU is approved by the CPUC.

Cost of Capital

For 2001, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base
(ROR), the same as in 2000 and 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed in the Company's 2000 Annual Report. For SDG&E, electric-industry restructuring has changed the method of calculating the utility's annual cost of capital. In June 1999, the CPUC adopted a 10.6 percent ROE and an 8.75 percent ROR for SDG&E's electric-distribution and natural gas businesses. These rates remain in effect for 2000 and 2001. SDG&E is working on a petition to modify SDG&E's last cost of capital proceeding which requires the 2002 application, to seek a delay in the required filing due date due to the current uncertainty in California's electricity market. SDG&E was granted an extension of time to file its 2002 cost of capital application to 60 days after the CPUC issues a decision on the petition to modify described above. The electric-transmission cost of capital is determined under a separate FERC proceeding.

RELATIONSHIP WITH NON-UTILITY SUBSIDIARIES

The Company believes that several of its non-utility subsidiaries may not be properly valued by the equity market at this time, as a result of the inclusion of these businesses within the overall Sempra Energy enterprise. Accordingly, the Company is seeking on an ongoing basis to evaluate and potentially implement strategies intended to increase the value of one or more of these subsidiaries. These strategies may include, for example, an initial public offering, a spin-off, a split-off, a business combination or other sale of stock or assets involving one or more of these businesses, or a combination of some of these strategic transactions.

CPUC Investigation of Energy-Utility Holding Companies

The CPUC has initiated an investigation into the relationship between California's investor-owned utilities and their parent holding companies. Among the matters to be considered in the investigation are utility dividend policies and practices and obligations of the holding companies to provide financial support for utility operations.

TRADING OPERATIONS

SET, a leading natural gas, petroleum and power marketer headquartered in Stamford, Connecticut, was acquired on December 31, 1997. In addition to the transactions described below in "Market Risk," SET also enters into long-term structured transactions. For the three-month and six-month periods ended June 30, 2001, SET recorded net income of $69 million and $155 million, respectively, compared to net income of $40 million and $58 million, respectively, for the corresponding periods of 2000. The increase in net income was primarily due to increased volatility in the U.S. natural gas and electric power markets, higher trading volumes and growing demand for structured price-risk-management products.

INTERNATIONAL OPERATIONS

Results for SEI were net income of $14 million and $19 million, respectively, for the three-month and six-month periods ended June 30, 2001, compared to net income of $7 million and $12 million, respectively, for the corresponding periods of 2000. The increase was due to improved operations and demand growth in Chile and Peru and a favorable electricity rate decision affecting Chilquinta Energia S.A. in Chile. Accounting for international operations has resulted in foreign currency translation adjustments, as shown in Note 3 of the notes to Consolidated Financial Statements.

SEMPRA ENERGY RESOURCES

SER develops power plants for the competitive market, as well as owning natural gas storage, production and transportation assets. SER recorded net losses of $9 million and $5 million, respectively, for the three-month and six-month periods ended June 30, 2001, compared to net income of $2 million and $1 million, respectively, for the corresponding periods of 2000. The losses in 2001 are primarily due to early power sales to California at a discount (under the DWR contract described below) with the expectation that gains in later years of the contract will warrant the early losses. Also contributing to the losses was an extended outage at the El Dorado Energy plant.

On May 4, 2001, SER entered into a ten-year agreement with the DWR to supply the DWR with up to 1,900 megawatts during peak-usage periods. SER intends to deliver this electricity from its projected portfolio of plants in the western United States, which are expected to generate approximately 3,000 megawatts by 2004. Sales to the DWR are expected to comprise more than half of the projected capacity of these facilities. SER may reduce the amount of power it is required to deliver to the DWR if it does not build one or more of the generation plants. SER began providing 250 megawatts of summer capacity to the DWR on June 1, 2001. This electricity is being supplied through market purchases and SER's 240-megawatt share of the El Dorado generating facility which began commercial operation in May 2000. In December 2000, SER obtained regulatory approvals to construct a 570-megawatt power plant near Bakersfield, California, and a 1,250-megawatt power plant near Phoenix, Arizona. Additional projects contemplated include a 600-megawatt power plant near Mexicali, Mexico and a 600-megawatt expansion of the El Dorado Energy plant.

OTHER OPERATIONS

Sempra Energy Solutions (SES) provides integrated energy-related products and services to commercial, industrial, government, institutional and consumer markets. SES recorded net income of $2 million in the three-month period ending June 30, 2001 and a net loss of $4 million in the six-month period ending June 30, 2001, compared to net losses of $5 million and $10 million, respectively, for the corresponding periods of 2000. The losses are primarily attributable to ongoing costs of expanding SES's customer base.

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties and alternative-fuel projects. SEF's portfolio includes 1,300 properties throughout the United States. These investments are expected to provide income-tax benefits (primarily from income-tax credits) over 10-year periods. SEF recorded net income of $6 million and $14 million, respectively, for the three-month and six-month periods ended June 30, 2001, compared to net income of $7 million and $15 million, respectively, for the corresponding periods of 2000. SEF's future investment policy is dependent on the Company's future domestic income-tax position.


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

In July 2001 the Financial Accounting Standards Board approved three statements, SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 " Accounting for Asset Retirement Obligations." SFAS 141 provides guidance on the accounting for a business combination at the date the combination is completed. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The pooling-of-interest method is eliminated. SFAS 142 provides guidance on how to account for goodwill and other intangible assets after the acquisition is complete. Goodwill and certain other intangible assets will no longer be amortized and will be tested in the aggregate for impairment at least annually. Goodwill will not be tested on an acquisition-by-acquisition basis. SFAS 142 applies to existing goodwill and other intangible assets, beginning with fiscal years starting after December 15, 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The effect of these standards on the Company's Consolidated Financial Statements has not yet been determined.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report for 2000. As noted in that report, the California utilities may, at times, be exposed to limited market risk in their natural gas purchase, sale and storage activities as a result of activities under SDG&E's gas PBR or SoCalGas' Gas Cost Incentive Mechanism. The risk is managed within the parameters of the Company's market-risk management and trading framework. However, to lessen the impact on customers from the recent unprecedented natural gas price volatility at the California border, during the first quarter of 2001, the California utilities began hedging a larger portion of their customer natural gas requirements than in the past. As of March 31, 2001, the Value at Risk (VaR) of the SDG&E and SoCalGas hedges was $7.5 million and $1.8 million, respectively. During the second quarter of 2001, the gas hedging activity at the California utilities was sharply reduced and, as of June 30, 2001, the VaR of the SDG&E and SoCalGas hedges was $0.75 million and $0.6 million, respectively. This represents the 50-percent shareholder portion under the PBR mechanism and excludes the 50-percent portion subject to rate recovery. In addition, certain fixed price contracts that traditionally have not been considered derivatives, but now meet the derivative definition under SFAS 133 (see "New Accounting Standards" above), are excluded from the above-mentioned VaR amounts due to the offsetting regulatory asset or liability also recorded by the Company. SET's VaR as of June 30, 2001, was $8.3 million.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE

Sempra Energy's 12-member board of directors is divided into three classes whose terms are staggered so that the term of one class expires at each Annual Meeting of Shareholders. At the annual meeting on May 1, 2001, the shareholders of Sempra Energy elected four directors for a three-year term expiring in 2003. Two shareholder proposals were approved, the first recommending a simple majority vote rule on all issues that are submitted to shareholder vote, and the second recommending that the entire board of directors be elected each year. Details of the votes are provided in the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2001.

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

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2001:

Current Report on Form 8-K filed April 27, 2001, filing as an exhibit Sempra Energy's press release of April 26, 2001, giving the financial results for the three-month period ended March 31, 2001.


Current Report on Form 8-K filed June 19, 2001 announced the Memorandum of Understanding with the State of California, Sempra Energy Trading's dispute with Pacific Gas and Electric and Sempra Energy Resources' contract with the California Department of Water Resources.

Current Report on Form 8-K filed June 29, 2001 announced the executed underwriting agreement for the issuance and sale of $500,000,000 aggregate principal amount of 6.80 % Notes due 2004.

Current Report on Form 8-K filed July 16, 2001 reported the current status of California Public Utilities Commission review of the Memorandum of Understanding with the State of California.

Current Report on Form 8-K filed July 27, 2001, filing as an exhibit Sempra Energy's press release of July 26, 2001, giving the financial results for the three-month period ended June 30, 2001.




                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SEMPRA ENERGY
                                     -------------------
                                         (Registrant)



Date: August 9, 2001           By:       /s/ F. H. Ault
                                     ----------------------------
                                             F. H. Ault
                                    Sr. Vice President and Controller





1

4

1

10

1

28