Form 10-Q
period 2001-09-30
SEMPRA ENERGY
filed 2001-11-14
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2001
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on October 31, 2001:     207,195,968
                                              ---------------------



PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SEMPRA ENERGY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions, except per share amounts
                                                           Three Months Ended
                                                              September 30,
                                                             ---------------
                                                              2001     2000
                                                             ------   ------
Revenues and Other Income
California utility revenues:
  Natural gas                                                $  605   $  799
  Electric                                                      399      645
Other operating revenues                                        623      362
Other income (expense)                                           (5)      26
                                                             ------   ------
              Total                                           1,622    1,832
                                                             ------   ------
Expenses
  Cost of natural gas distributed                               171      382
  Electric fuel and net purchased power                         151      444
  Operating expenses                                            873      583
  Depreciation and amortization                                 146      142
  Franchise payments and other taxes                             41       47
  Preferred dividends of subsidiaries                             3        3
  Trust preferred distributions by subsidiary                     4        4
                                                             ------   ------
              Total                                           1,389    1,605
                                                             ------   ------
Income before interest and income taxes                         233      227
Interest                                                         80       67
                                                             ------   ------
Income before income taxes                                      153      160
Income taxes                                                     57       50
                                                             ------   ------
Net income                                                   $   96   $  110
                                                             ======   ======
Weighted-average number of shares outstanding:
  Basic*                                                    204,180  201,338
                                                            -------  -------
  Diluted*                                                  206,586  201,497
                                                            -------  -------
Net income per share of common stock (basic)                $  0.47  $  0.55
                                                            =======  =======
Net income per share of common stock (diluted)              $  0.46  $  0.55
                                                            =======  =======
Common dividends declared per share                         $  0.25  $  0.25
                                                            =======  =======

*In thousands of shares
See notes to Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions, except per share amounts
                                                        Nine Months Ended
                                                           September 30,
                                                          ---------------
                                                           2001     2000
                                                          ------   ------
Revenues and Other Income
California utility revenues:
  Natural gas                                             $3,598   $2,336
  Electric                                                 1,635    1,467
Other operating revenues                                   1,711      955
Other income                                                  90       64
                                                          ------   ------
              Total                                        7,034    4,822
                                                          ------   ------
Expenses
  Cost of natural gas distributed                          2,230    1,088
  Electric fuel and net purchased power                      939      841
  Operating expenses                                       2,343    1,598
  Depreciation and amortization                              428      420
  Franchise payments and other taxes                         149      138
  Preferred dividends of subsidiaries                          9        9
  Trust preferred distributions by subsidiary                 13       11
                                                          ------   ------
              Total                                        6,111    4,105
                                                          ------   ------
Income before interest and income taxes                      923      717
Interest                                                     260      216
                                                          ------   ------
Income before income taxes                                   663      501
Income taxes                                                 253      167
                                                          ------   ------
Net income                                                $  410   $  334
                                                          ======   ======
Weighted-average number of shares outstanding:
  Basic*                                                 203,296  210,303
                                                         -------  -------
  Diluted*                                               205,123  210,405
                                                         -------  -------
Net income per share of common stock (basic)              $ 2.02   $ 1.59
                                                         =======  =======
Net income per share of common stock (diluted)            $ 2.00   $ 1.59
                                                         =======  =======
Common dividends declared per share                       $ 0.75   $ 0.75
                                                         =======  =======
*In thousands of shares
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           Balance at
                                                     --------------------------
                                                     September 30, December 31,
                                                         2001         2000
                                                     ------------- ------------
ASSETS
Current assets:
    Cash and cash equivalents                          $    945        $    637
    Accounts receivable - trade                             466             994
    Accounts and notes receivable - other                   112             213
    Income taxes receivable                                  --              24
    Energy trading assets                                 2,894           4,083
    Fixed price contracts and other derivatives              96              --
    Regulatory assets arising from fixed price contracts
      and other derivatives                                 145              --
    Inventories                                             191             145
    Other                                                   321             329
                                                        -------         -------
      Total current assets                                5,170           6,425
                                                        -------         -------

Investments and other assets:
    Fixed price contracts and other derivatives              86              --
    Regulatory assets arising from fixed price contracts
      and other derivatives                                 759              --
    Regulatory assets                                       870           1,174
    Nuclear-decommissioning trusts                          524             543
    Investments in unconsolidated affiliates              1,290           1,288
    Other assets                                            537             456
                                                        -------         -------
      Total investments and other assets                  4,066           3,461
                                                        -------         -------

Property, plant and equipment:
    Property, plant and equipment                        12,416          11,889
    Less accumulated depreciation and amortization       (6,475)         (6,163)
                                                        -------         -------
      Property, plant and equipment - net                 5,941           5,726
                                                        -------         -------
      Total assets                                      $15,177         $15,612
                                                        =======         =======
See notes to Consolidated Financial Statements.



SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                     September 30, December 31,
                                                         2001         2000
                                                     ------------- ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                    $   633          $   568
    Accounts payable - trade                               645            1,162
    Accounts payable - other                               103              117
    Income taxes payable                                    59               --
    Deferred income taxes                                   66              110
    Energy trading liabilities                           2,035            3,619
    Dividends and interest payable                         139              124
    Regulatory balancing accounts - net                    353              830
    Current portion of long-term debt                      358              368
    Fixed price contracts and other derivatives            145               --
    Other                                                  796              569
                                                        -------         -------
      Total current liabilities                          5,332            7,467
                                                        -------         -------
Long-term debt                                           3,583            3,268
                                                        -------         -------
Deferred credits and other liabilities:
    Due to unconsolidated affiliate                        160               --
    Customer advances for construction                      61               56
    Post-retirement benefits other than pensions           149              152
    Deferred income taxes                                  938              826
    Deferred investment tax credits                         96              101
    Fixed price contracts and other derivatives            760               --
    Regulatory liabilities arising from fixed price
      contracts and other derivatives                       85               --
    Deferred credits and other liabilities                 854              844
                                                        -------         -------
      Total deferred credits and other liabilities       3,103            1,979
                                                        -------         -------
Preferred stock of subsidiaries                            204              204
                                                        -------         -------
Mandatorily redeemable trust preferred securities          200              200
                                                        -------         -------
Commitments and contingent liabilities (Note 2)

SHAREHOLDERS' EQUITY
Common stock                                             1,456            1,420
Retained earnings                                        1,419            1,162
Deferred compensation relating to ESOP                     (36)             (39)
Accumulated other comprehensive income (loss)              (84)             (49)
                                                       -------          -------
      Total shareholders' equity                         2,755            2,494
                                                       -------          -------
      Total liabilities and shareholders' equity       $15,177          $15,612
                                                       =======          =======
See notes to Consolidated Financial Statements.


SEMPRA ENERGY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                      2001        2000
                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 410       $ 334
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                       428         420
   Customer refunds paid                                --        (378)
   Deferred income taxes and investment tax credits    101         (7)
   Equity in income of unconsolidated
     subsidiaries and joint ventures                    (7)        (42)
   Gain on sale of Energy America                      (32)         --
   Loss from surrender of Novia Scotia franchise        30          --
   Other - net                                          73          25
   Net change in other working capital components     (465)        323
                                                    ------      ------
   Net cash provided by operating activities           538         675
                                                    ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment     (673)       (492)
   Net proceeds from sale of Energy America             52          --
   Other - net                                          24         (38)
                                                    ------      ------
      Net cash used in investing activities           (597)       (530)
                                                    ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in short-term debt - net                    65         121
   Issuance of long-term debt                          675         512
   Payment on long-term debt                          (391)       (158)
   Loan from unconsolidated affiliate                  160          --
   Common dividends paid                              (152)       (195)
   Repurchase of common stock                           --        (725)
   Issuance of trust preferred securities               --         200
   Other - net                                          10          (9)
                                                    ------      ------
   Net cash provided by (used in) financing
     activities                                        367        (254)
                                                    ------      ------
Change in cash and cash equivalents                    308        (109)
Cash and cash equivalents, January 1                   637         487
                                                    ------      ------
Cash and cash equivalents, September 30             $  945       $ 378
                                                    ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income tax payments (refunds) - net               $   45       $ (58)
                                                    ======      ======
  Interest payments, net of amounts capitalized     $  246       $ 233
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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 2000 Annual Report and March 31, 2001 and June 30, 2001 Quarterly Reports on Form 10-Q.

As described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, the California utilities account for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry has significantly affected the Company's electric utility operations. The background of this issue is described in the Company's 2000 Annual Report. Various developments since January 1, 2001 are described herein.

In February 2001, the California Department of Water Resources (DWR) began to purchase power from generators and marketers, who had previously sold their power to the California Power Exchange (PX) and Independent System Operator (ISO), and has entered into long-term contracts for the purchase of a portion of the power requirements of the state's population that is served by investor-owned utilities
(IOUs). SDG&E and the DWR entered into an agreement under which, as amended, the DWR will continue to purchase power for SDG&E's customers until December 31, 2002, subject to earlier termination upon six-months' prior notice and the satisfaction of certain regulatory and other conditions intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers (see MOU discussion below).

The DWR is now purchasing SDG&E's full net short position (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts). Therefore, increases in SDG&E's undercollections from the June 30, 2001 balance of $786 million would result only from these contracts and interest, offset by nuclear generation, the cost of which is below the 6.5-cent customer rate cap. Any increases are not expected to be material. The increase during the six-month period ended June 30, 2001 was greater than expected in the future because nuclear generation was reduced from February 2001 through May 2001 due to a fire and the DWR agreement was not in effect until February 2001. However, during the three-month period ended September 30, 2001, the balance decreased to $684 million, primarily due to the application of overcollections in certain other balancing accounts as further discussed below.

On June 18, 2001 representatives of California Governor Davis, the DWR, Sempra Energy and SDG&E entered into a Memorandum of Understanding (MOU) contemplating the implementation of a series of transactions and regulatory settlements and actions to resolve many of the issues affecting SDG&E and its customers arising out of the California energy crisis. The principal provisions of the MOU are briefly mentioned below. This summary only highlights selected provisions of the MOU and readers are urged to read the full text of the MOU which was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 19, 2001.

-- The MOU contemplates, subject to requisite approvals of the California Public Utilities Commission (CPUC), the elimination from SDG&E's rate-ceiling balancing account of the above-mentioned undercollected costs that otherwise would be recovered in future rates charged to SDG&E customers; settlement of reasonableness reviews, electricity purchase contract issues and various other regulatory matters affecting SDG&E; the sale to the DWR of power purchased by SDG&E under certain intermediate-term contracts; and various related matters.

-- The effective date of revised base rates for SDG&E and for SoCalGas is delayed to 2004 from 2003. On October 10, 2001, the CPUC issued a decision approving the delay to 2004. However, the decision also denies the utilities' request to continue 50/50 allocation between ratepayers and shareholders of estimated savings stemming from the 1998 merger between Pacific Enterprises (parent company of SoCalGas) and Enova Corporation (parent company of SDG&E). Instead, the CPUC ordered that 100 percent of the estimated 2003 merger benefits go to ratepayers. The portion to be refunded to electric ratepayers will be credited to the Transition Cost Balancing Account, based on the net present value (NPV) in 2001 of the savings for 2003. Merger savings related to 2001 and 2002 also will be so credited. The combined NPV is estimated to be $39 million. Merger savings allocable to gas ratepayers will be refunded through once-a-year bill credit, as has been the case.

-- Sempra Energy would make capital investments in SDG&E and SoCalGas aggregating at least $3.0 billion during 2001 through 2006. The utilities would receive their authorized rate of return on these investments.

-- The MOU also contemplates the sale of SDG&E's transmission system to the DWR or other state agency for a purchase price of 2.3 times SDG&E's net book value (purchase price of approximately $1.2 billion), plus the discharge or assumption of related long-term debt. The sale of the transmission system is not a condition to the implementation of the other elements of the MOU, but the implementation of the other elements is a condition to the transmission sale. SDG&E has no compelling financial need to sell its transmission assets. In addition, as the State of California will not be purchasing Southern California Edison's or Pacific Gas & Electric's transmission systems, it is unlikely that the state will pursue the purchase of SDG&E's transmission system.

On August 2, 2001, the CPUC approved a $75 million reduction of the rate-ceiling balancing account, as contemplated by the MOU, by the application thereto of overcollections in certain other balancing accounts. On October 10, 2001, as noted above, the CPUC approved a delay in the effective date of revised base rates for both SDG&E and SoCalGas, as contemplated by the MOU. On November 8, 2001, the CPUC approved a $100 million reduction of the rate-ceiling balancing account, as contemplated by the MOU, in settlement of the reasonableness of SDG&E's electric procurement practices between July 1, 1999 through February 7, 2001.

The CPUC has deferred consideration of the remaining elements of the MOU until a later meeting. Its next scheduled meeting is November 29, 2001. If the remaining elements of the MOU are approved substantially as contemplated by the MOU, there will be no charge to SDG&E's earnings associated with the MOU.

The agreement between SDG&E and DWR obligating the DWR to purchase power for SDG&E's customers has been amended as to the conditions that would result in the resumption by SDG&E of the procurement of the residual net power requirements for its retail customers. This procurement resumption shall occur upon the earlier of a date determined by the DWR upon six months' prior written notice (once at least one of the other two major California-based investor-owned electric utilities has resumed procurement of its residual net short (net short consists of the power and ancillary services required by a utility's customers that are not provided by its previously existing generation and purchase power contracts) and certain CPUC approvals, including adoption of a satisfactory procurement cost recovery mechanism, have occurred) or January 1, 2003. These conditions are intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers.

SDG&E's prior request for a temporary 2.3 cents/kWh electric-rate surcharge that SDG&E requested begin on March 1, 2001 has been deferred pending the CPUC's action on the MOU. If the MOU is approved by the CPUC, no rate increase will be necessary, except as required to pass through, without markup, the rates to repay the DWR for its purchases of power. In order to provide sufficient revenues for the collection of the DWR revenue requirement, on September 20, 2001 the CPUC issued a decision establishing rate increases for SDG&E's electric customers in an average amount of approximately 1.46 cents/kWh. Residential customers whose electric power consumption does not exceed 130 percent of baseline quantities, and certain low income and medical customers are exempt from the increases.

Also on September 20, 2001, the CPUC suspended the ability of retail electricity customers to choose their power provider ("direct access") until at least the end of 2003 in order to improve the probability that enough revenue would be available to the DWR to cover the state's power purchases. The decision forbids new direct access contracts as of September 20, 2001 and going forward. The decision defers action on direct access contracts entered into prior to September 20, 2001.

On April 12, 2001, California law AB 43X took effect, extending the temporary 6.5-cent rate cap to include SDG&E's large customers (the only customer class not previously covered by the rate cap) retroactive to February 7, 2001. The reduced future bills did not add to the undercollection nor will the fourth quarter refunds of past charges above 6.5 cents, since the purchases for these customers are covered by the agreement between SDG&E and the DWR.

On June 18, 2001, the Federal Energy Regulatory Commission (FERC) approved an expansion of its April 25, 2001 order which adopted certain price restrictions during Stage 1, 2 and 3 shortage situations, limiting prices to all generators to the cost of the least-efficient plant whose generation is required at that time. The order expanded price restrictions to 24 hours a day, seven days a week through September 2002. Prices are linked to the price the least efficient gas-fired plant was allowed to charge during Stage 1 emergencies under the April order. During non-emergency times, the ceiling price will drop to 85 percent of the emergency price cap. Critics have responded that this mechanism will be ineffective since, among other things, it does not cover power brokers and marketers, and the resultant price will still be relatively high. However, the combination of successful conservation efforts, reduced air conditioning load due to mild summer weather, additional power plants' coming on line and lower prices for the natural gas that fuels most power plants has currently caused wholesale energy prices to drop and eased the California electric energy crisis. No rolling blackouts have been ordered since May 8, 2001.

As discussed in the Company's 2000 Annual Report, the FERC has been investigating prices charged to the California IOUs by various electric suppliers. The FERC appears to be proceeding in the direction of awarding to the California IOUs a partial refund of the amounts charged. Any such refunds would reduce SDG&E's rate-ceiling balancing account and could result in a payment by the Company's non-utility affiliates. Such payment, if any, is not expected to be material to the Company's financial position or liquidity. A FERC decision is not expected before March 2002.


NATURAL GAS INDUSTRY RESTRUCTURING

The Company's 2000 Annual Report discusses various proposals and actions related to natural gas industry restructuring. As discussed therein, no significant impacts on the Company are expected when the various issues are finalized. Various developments since January 1, 2001 are described herein.

A settlement agreement between SoCalGas and certain parties settling the issue of retroactive refunding of costs in rates of ownership and operation of one of SoCalGas' storage fields was approved by the CPUC in June 2001. The settlement provides for no retroactive refund of the costs in rates of this field.

In October 2001, a CPUC commissioner issued a revised Proposed Decision (PD) which adopts, with some modification, many of the provisions of the settlement proposal that SoCalGas and SDG&E were parties to (one of several that arose during 1999 and 2000). On the SoCalGas system these provisions include, among other things, the unbundling of intrastate transmission and the implementation of a system of firm, tradable intrastate transmission rights that are viewed to be in the public interest. The revised PD also would increase SoCalGas shareholder risks and rewards for unbundled storage service, while at the same time granting SoCalGas greater flexibility in charges for unbundled storage service. A CPUC decision could be issued at any time, but there is no deadline for CPUC action and the provisions of a final CPUC decision are uncertain.

NUCLEAR INSURANCE

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $36 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, possibly including an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $6.7 million.

Both the public-liability and property insurance (including replacement power coverage) include coverage for losses resulting from acts of terrorism. This includes the risk-sharing arrangement with other nuclear facilities.

LITIGATION

Lawsuits filed in 2000 and currently consolidated at the Federal Court in Las Vegas seek class-action certification and allege that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and less-expensive natural gas supplies into California. Management believes the allegations are without merit. On October 30, 2001, the Federal Court ruled that the State Court is the appropriate jurisdiction for these lawsuits.

Various 2000 lawsuits, which seek class-action certification and which are expected to be consolidated, allege that Company subsidiaries unlawfully manipulated the electric-energy market. Management believes the allegations are without merit.

Sempra Energy Trading (SET) has been involved in a contractual dispute with Pacific Gas and Electric (PG&E) relating to SET's obligations to deliver certain quantities of natural gas to PG&E. A settlement of this matter has been concluded subject to approval by the court having jurisdiction over PG&E's bankruptcy proceeding. The settlement will not result in a charge to earnings.

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

SHARE REPURCHASES

In February 2000, the Company completed a self-tender offer, purchasing 36.1 million shares of its outstanding common stock at $20 per share. This was financed by the issuance of $500 million of long-term notes and $200 million of mandatorily redeemable trust preferred securities. In March 2000, the Company's board of directors authorized the optional expenditure of up to $100 million to repurchase additional shares of common stock from time to time in the open market or in privately negotiated transactions. Through September 30, 2001, the Company acquired 162,000 shares under this authorization (all in July 2000).

3.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                                 Three-month      Nine-month
                                periods ended   periods ended
                                September 30,   September 30,
                                -------------------------------
(Dollars in millions)           2001    2000    2001    2000
---------------------------------------------------------------

Net income                      $  96   $ 110   $ 410   $ 334

Change in unrealized gain
   on marketable securities        --     (14)     --       7

Foreign currency adjustments      (15)      7     (28)     16

Minimum pension liability
   adjustments                     --       2      (8)      3

Financial instruments (Note 5)      2      --       1      --
                                -------------------------------
   Comprehensive income         $  83   $ 105   $ 375   $ 360
---------------------------------------------------------------


4.  SEGMENT INFORMATION

The Company is primarily an energy-services company and has three reportable segments comprised of SDG&E, SoCalGas and SET. The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, SDG&E provides electric and natural gas service to San Diego County and electric service to southern Orange County. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET is based in Stamford, Connecticut and is engaged in the wholesale trading and marketing of natural gas, power and petroleum in the U.S. and in other countries. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report. Segment performance is evaluated by management based on reported net income. Intersegment transactions are generally recorded in the same manner as sales or transactions with third parties. Utility transactions are based primarily on rates set by the CPUC and the FERC. There were no significant changes in segment assets during the nine-month period ended September 30, 2001, except for the increase due to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (as described in Note 5) and the decrease in energy trading assets, both as shown on the Consolidated Balance Sheets.


---------------------------------------------------------------------
                            Three-month periods   Nine-month periods
                            ended September 30,   ended September 30,
                             ----------------------------------------
(Dollars in millions)          2001       2000        2001    2000
---------------------------------------------------------------------
Operating Revenues:
  San Diego Gas & Electric   $  450     $  731      $2,216  $1,776
  Southern California Gas       561        722       3,036   2,050
  Sempra Energy Trading         211        213         885     605
  Intersegment revenues          (5)       (10)        (18)    (24)
  Other                         410        150         825     351
                             ----------------------------------------
    Total                    $1,627     $1,806      $6,944  $4,758
---------------------------------------------------------------------
Net Income:
  San Diego Gas & Electric*  $   43     $   15      $  132  $  107
  Southern California Gas*       57         53         156     150
  Sempra Energy Trading          31         45         186     102
  Other                         (35)        (3)        (64)    (25)
                             ----------------------------------------
    Total                    $   96     $  110      $  410  $  334
---------------------------------------------------------------------
* after preferred dividends

--------------------------------------------------
                                 Balance at
                            --------------------
                          September 30,  December 31,
                                2001       2000
--------------------------------------------------
Assets:
  San Diego Gas & Electric   $ 5,380     $ 4,734
  Southern California Gas      3,763       4,116
  Sempra Energy Trading        3,619       4,689
  Other                        2,415       2,073
                              --------------------
    Total                    $15,177     $15,612
--------------------------------------------------

5.   FINANCIAL INSTRUMENTS

Adoption of SFAS 133

Effective January 1, 2001, the Company adopted SFAS 133, as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

$1.1 billion in current assets, $1.1 billion in noncurrent assets, $6 million in current liabilities, and $238 million in noncurrent liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SoCalGas and SDG&E operate, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. The effect on earnings was minimal. The ongoing effects will depend on future market conditions and on the Company's hedging activities.

Market Risk

The Company's policy is to use derivative financial instruments to manage exposure to fluctuations in interest rates, foreign-currency exchange rates and energy prices. The Company also uses and trades derivative financial instruments in its energy trading and marketing activities. Transactions involving these financial instruments are with credit-worthy firms and major exchanges. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Energy Derivatives

SoCalGas and SDG&E utilize derivative financial instruments to reduce exposure to unfavorable changes in energy prices which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SoCalGas and SDG&E to predict with greater certainty the effective prices to be received and to be charged to their customers.

If gains and losses are not recoverable or payable through future rates, SoCalGas and SDG&E will apply hedge accounting if certain criteria are met.

In instances where hedge accounting is applied to energy derivatives, cash flow hedge accounting is elected and, accordingly, changes in fair values of the derivatives are included in other comprehensive income. The entire balance of $2 million, currently included in accumulated other comprehensive income, is expected to be reclassified into income within the next 12 months. In instances where energy derivatives do not qualify for hedge accounting, gains and losses are recorded in the Statement of Consolidated Income.

Interest-Rate Swap Agreements

The Company periodically enters into interest-rate swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. At September 30, 2001, the Company had two interest-rate swap agreements: a floating-to-fixed-rate swap associated with $45 million of SDG&E's variable-rate bonds maturing in 2002 and a fixed-to-floating-rate swap associated with $500 million of Sempra Energy's fixed-rate bonds maturing in 2004. The swap associated with the $45 million of variable-rate bonds does not qualify for hedge accounting and therefore the gains and losses associated with the change in fair value are recorded in the Statement of Consolidated Income. For the nine months ended September 30, 2001, the impact to income was a $2.0 million loss. Although this financial instrument does not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended.

With regard to the rate swap associated with the $500 million of fixed rate debt, the Company assumes it is fully effective in its purpose of converting the fixed rate stated in the debt to a floating rate since the swap meets the criteria for accounting under the short-cut method defined in SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no net gains or losses were recorded in income relative to the $500 million of fixed rate notes and the interest rate swap.

Accounting for Derivative Activities

At September 30, 2001, $96 million in current assets, $86 million in noncurrent assets, $145 million in current liabilities and $782 million in noncurrent liabilities were recorded in the Consolidated Balance Sheet for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $145 million in current regulatory assets, $759 million in noncurrent regulatory assets, $62 million in regulatory balancing account liabilities, $85 million in noncurrent regulatory liabilities, $7 million in current regulatory liabilities (included in other current liabilities) and $2 million of accumulated other comprehensive income were recorded in the Consolidated Balance Sheet as of September 30, 2001. For the nine-month period ended September 30, 2001, $2 million was recorded in other operating income in the Statement of Consolidated Income.

Sempra Energy Trading

SET derives a substantial portion of its revenue from market making and trading activities, as a principal, in natural gas, electricity, petroleum and petroleum products. At September 30, 2001, substantially all of SET's derivative transactions were held for trading and marketing purposes. SET marks these derivatives to market each month, with gains and losses recognized in earnings in accordance with the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." As such, the Company's adoption of SFAS 133 on January 1, 2001, had no impact on SET's earnings.

Fair Value

The fair value of the Company's derivative financial instruments (fixed-price contracts and other derivatives) is not materially different from their carryings amounts. The fair values of fixed-price contracts and other derivatives were estimated based on quoted market prices. Information regarding the fair value of the Company's non-derivative financial instruments is provided in Note 10 of the notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.


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

See also "Factors Influencing Future Performance" below.

EVENTS OF SEPTEMBER 11, 2001

The terrorist attacks of September 11 have not affected the Company's operations and are not expected to have an effect on the Company's future operations, except to the extent that they significantly affect the general economy, or the businesses or geographic areas in which the Company operates.


CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations are a major source of liquidity. However, beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity and its ability to make funds available to Sempra Energy were adversely affected by the undercollections that resulted from the price cap on electric rates. Significant growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement extends through December 31, 2002 and can be terminated earlier only upon the satisfaction of regulatory and other conditions intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers. Note 2 of the notes to Consolidated Financial Statements provides additional information concerning this agreement.

Cash and cash equivalents at September 30, 2001 are available for investment in utility plant, the retirement of debt, energy-related domestic and international projects and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2001, the decrease in cash flows from operations compared to the corresponding period in 2000 was primarily due to the decrease in overcollected regulatory balancing accounts due to a decrease in the spot gas price compared to the average cost of gas, the decrease in trade accounts payable due to lower September 2001 gas prices, and the increase in net trading assets, partially offset by the decrease in SoCalGas' trade accounts receivable due to the lower September 2001 gas prices passed on to its customers and to customer refunds paid in 2000.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment by the California utilities are estimated to be $600 million for the full year 2001 and are being financed primarily by internally generated funds. Capital expenditures for property, plant and equipment by the Company's other business are estimated to be $700 million for the full year 2001. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. For the nine months ended September 30, 2001, the increase in cash flows used in investing activities compared to the corresponding period in 2000 was primarily due to an increase in expenditures for property, plant and equipment at SoCalGas and SEI, partially offset by the net proceeds from the sale of Energy America. These activities and transactions are discussed elsewhere in this report.

During the second quarter of 2001, SoCalGas announced plans to add 11 percent more capacity to its transmission system by the end of the year. The expansion will help meet increased demand for natural gas from new and existing electric generation projects in Southern
California.

Sempra Energy Resources (SER) is planning to develop approximately 3,000 megawatts of generation by 2004, including a 570-megawatt power plant near Bakersfield, California; a 1,250-megawatt project located near Phoenix, Arizona; a 600-megawatt plant near Mexicali, Mexico; and a 600-megawatt expansion of the El Dorado Energy facility near Las Vegas, Nevada. In addition, SER is in the development process for a 550-megawatt power plant in Escondido, California and a 1,200-megawatt power plant in La Place, Louisiana.

On August 21, 2001, SER obtained a syndicated $400 million, three-year revolving credit facility for its contemplated power projects. This agreement, guaranteed by the Company, bears interest at various rates based on market rates and the Company's credit rating.

In October 2001, Sempra Energy International (SEI) and its joint venture partner, CMS Energy Corporation, signed an agreement to develop a liquefied natural gas (LNG) receiving terminal on the Pacific Coast north of Ensenada, Baja California, Mexico. The joint venture will develop, finance, build and own the LNG facility and related port infrastructure. Capital expenditures for this project are estimated at $400 million. The facility, which is scheduled to begin commercial operations in late 2005, will have a send-out capacity of approximately one billion cubic feet per day of natural gas. The natural gas will flow north into Baja California and the southwestern United States via a 40-mile pipeline between the facility and existing pipelines in the region.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2001, cash flows from financing activities increased from the corresponding period in 2000 due primarily to the issuance of $500 million of three-year notes in June 2001.

In September 2001, Sempra Energy, Sempra Energy Global Enterprises and other affiliates jointly filed a shelf registration for the public offering of up to an additional $2.0 billion of debt and equity securities. Any securities issued by other than Sempra Energy will be guaranteed by Sempra Energy. SoCalGas also filed a shelf registration for the public offering of up to an additional $350 million of debt securities. Any securities under these shelf registrations are offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. At September 30, 2001, no debt securities had been issued under these registration statements.

On June 29, 2001 the Company issued $500 million of three-year notes due July 1, 2004 at an interest rate of 6.80 percent. Also on June 29, 2001, the Company entered into a fixed-to-floating-rate swap associated with the notes. Under the swap, the interest rate on the underlying fixed-rate debt varies (weighted-average rate of LIBOR plus
1.329 percent). The swap expires on July 1, 2004.

In October 2001, $120 million of 6.38-percent, SoCalGas medium-term notes matured. On November 7, 2001, SoCalGas called its $150 million, 8.75-percent, first mortgage bonds at a premium of 3.59 percent.

On June 6, 2001 the Company remarketed $81 million of variable-rate debt of the Company's Employee Stock Ownership Plan (ESOP) as 7.375 percent fixed-rate debt due May 3, 2004.

During the first quarter of 2001, SDG&E remarketed $150 million of variable-rate debt and $25 million of variable-rate unsecured bonds as
7.0 percent and 6.75 percent fixed-rate debt, respectively. At SDG&E's option, the interest rate may resume floating at various dates between December 1, 2003 and December 1, 2005. All other terms remain the same.

On February 9, 2001, SoCalGas' $200 million credit line expired and was replaced on February 27, 2001, with a $170 million, one-year agreement. This agreement bears interest at various rates based on market rates and SoCalGas' credit rating. On April 18, 2001, PE entered into a $500 million two-year revolving line of credit which bears interest at various rates based on market rates and PE's credit rating. In June and July 2001, SDG&E's one-year credit lines totaling $250 million were renewed and bear interest at various rates based on market rates and SDG&E's credit rating. SDG&E did not renew a $35 million credit line that expired in June 2001. In September 2001, the Company replaceded its $1.2 billion one-year revolving credit line with a similar credit line, which bears interest at various rates based on market rates and the Company's credit rating.

In connection with the common stock repurchase, the Company reduced its quarterly dividend per share to $0.25 from its previous level of $0.39, commencing with the dividend payable in the second quarter of 2000.

RESULTS OF OPERATIONS

Net income increased for the nine-month period ended September 30, 2001, compared to the same period in 2000 primarily due to higher earnings at SET arising from expanded markets and product lines, and from increased volatility in the U.S. natural gas and electric power markets during the nine months. Also contributing to the increase in net income for the nine-month period was the sale of the Company's 72.5-percent ownership interest in Energy America for a gain of $20 million, after tax, in January 2001. The 2000 results included a nonrecurring $30-million, after-tax charge for a potential regulatory disallowance related to the acquisition of wholesale power in the deregulated California market. These factors were partially offset by 2001 losses at SER associated with the DWR contract described below and the one-time, after-tax charge of $25 million following the surrender of Sempra Atlantic Gas's natural gas distribution franchise in Nova Scotia. Net income per share increased for the same period due to the increased net income and the effects of the Company's 2000 common stock purchases described above.

Net income decreased for the three-month period ended September 30, 2001, compared to the same period in 2000. The decrease was primarily due to lower earnings at SET arising from lower operating profits in Europe and Asia during the three-month period ended September 30, 2001, losses at SER associated with the DWR contract described below and the one-time, after-tax charge of $25 million following the surrender of the natural gas franchise in Nova Scotia. These factors were partially offset by the third quarter 2000 $30-million charge for a potential regulatory disallowance.

Other operating revenues increased for the three-month and nine-month periods ended September 30, 2001, compared to the corresponding periods in 2000, primarily due to higher revenues at the non-utility subsidiaries, including Sempra Energy Solutions (SES) due to higher average natural gas prices, and SER due to the DWR contract previously discussed and, for the nine-month period, SET due to increased volatility in the U.S. natural gas and electric power markets.

Other income increased for the nine-month period ended September 30, 2001, compared to the corresponding period in 2000, primarily due to the gain on the sale of Energy America and higher interest income resulting from increased cash balances and increased undercollected regulatory balances at SDG&E, partially offset by the one-time charge following the surrender of the natural gas franchise in Nova Scotia. Other income decreased for the three-month period ended September 30, 2001, compared to the corresponding period in 2000, due to the $25-million charge referred to above.

Interest expense increased for the three-month and nine-month periods ended September 30, 2001, compared to the same periods in 2000, primarily due to higher long-term debt and commercial paper balances in 2001.

Income tax expense increased for the three-month and nine-month periods ended September 30, 2001, compared to the same periods in 2000, primarily due to higher income before taxes and, for the nine-month period, an additional expense recorded in the first quarter of 2001 related to the position of the Internal Revenue Service on a prior year's deduction.

The Company's operating expenses increased for the three-month and nine-month periods ended September 30, 2001, compared to the same periods in 2000, primarily due to this increased activity at SET, SES and SER.

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

The tables below summarize the natural gas and electric volumes and revenues by customer class for the nine-month periods ended September 30, 2001 and 2000.



Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                            Volumes    Revenue    Volumes    Revenue    Volumes    Revenue
                      ----------------------------------------------------------------------
2001:
 Residential                    212    $2,263         2     $  4         214      $2,267
 Commercial and industrial       82       748       207      140         289         888
 Electric generation plants      --        --       358       89         358          89
 Wholesale                       --        --        17        8          17           8
                            ---------------------------------------------------------------
                                294    $3,011       584     $241         878       3,252
 Balancing accounts and other                                                        346
                                                                                 --------
   Total                                                                          $3,598
--------------------------------------------------------------------------------------------
2000:
 Residential                    197    $1,564         2     $  9         199      $1,573
 Commercial and industrial       78       503       257      174         335         677
 Utility electric generation     --        --       272       96         272          96
 Wholesale                       --        --        19       14          19          14
                            ---------------------------------------------------------------
                                275    $2,067       550     $293         825       2,360
 Balancing accounts and other                                                        (24)
                                                                                 --------
   Total                                                                          $2,336
--------------------------------------------------------------------------------------------


The increases in natural gas revenue and the cost of natural gas distributed were primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 2000 Annual Report, current or future core customer rates normally recover the actual cost of natural gas on a substantially concurrent basis.


Electric Distribution and Transmission
(Volumes in millions of Kwhrs, dollars in millions)
                                   2001              2000
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 4,474    $ 606     4,778   $ 654
  Commercial                  4,597      664     4,740     643
  Industrial                  2,282      342     1,822     206
  Direct access               1,656       61     2,579      82
  Street and highway lighting    65        8        51       5
  Off-system sales            1,391      332       561      20
                        ------------------------------------------
                             14,465    2,013    14,531   1,610
  Balancing accounts and other          (378)             (143)
                        ------------------------------------------
  Total                      14,465   $1,635    14,531  $1,467
                        ------------------------------------------


The increase in electric revenues was primarily due to the effect of higher electric commodity costs, which are passed on to customers without markup, and increased off-system sales, partially offset by the downward effect of the DWR's purchases of SDG&E's net short. DWR's purchases of SDG&E's net short and the corresponding sale to SDG&E's customers are excluded from SDG&E's income statement. Also partly offsetting the increase are reductions in customer demand, arising from conservation efforts encouraged by the State of California program to give bill credits (funded by the DWR) to customers who significantly reduce usage. It is uncertain when SDG&E's electric volumes will return to levels of prior years.

The increase in electric fuel and net purchased power expense was primarily due to the higher price of electricity as described in Note 2 of the notes to Consolidated Financial Statements and the increased off-system sales. Under the current regulatory framework, changes in on-system prices normally do not affect net income, as explained in the 2000 Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

Since the operating results of the California utilities, subject to regulatory actions, are usually fairly stable, earnings growth and fluctuations will depend primarily on activities at SET, SEI, SER and other businesses. The factors influencing future performance are summarized below.

Note 2 of the notes to Consolidated Financial Statements describes events in the deregulation of California's electric utility industry and the effects thereof on SDG&E, including the suspension of direct access.

Latin American Investments

As described in the Company's 2000 Annual Report, in 1999 and 2000 Sempra Energy International expanded its investments in South America, acquiring interests in Chilquinta Energia S.A. and Luz del Sur S.A.A., and increasing its interest in Sodigas Pampeana S.A. and Sodigas Sur S.A. It also increased its plant investment in three natural gas distribution utilities in northern Mexico during 1997 through 2001, constructed a 23-mile natural gas pipeline in northern Baja California in 2000 and announced plans to construct a 215-mile natural gas pipeline in Northern Mexico in 2002, in conjunction with its construction of a natural gas fired electric generation plant in northern Baja California, and jointly develop a major LNG receiving terminal in Baja California. Additional information about this joint project is provided below.

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

In April 2001, SDG&E filed its 2000 PBR report with the CPUC. For 2000, SDG&E exceeded all six performance indicator benchmarks, resulting in a request for a total net reward of $11.7 million. The CPUC has not yet approved this report and these awards have not been recorded. In addition, SDG&E achieved an actual 2000 rate of return of
8.70 percent which is below the authorized 8.75 percent. This results in no sharing of earnings in 2000 under the PBR sharing mechanism (as described in the Company's 2000 Annual Report).

The utilities' PBR mechanisms are in effect through December 31, 2002, at which time the mechanisms will be updated. That update is described in the Company's 2000 Annual Report. The PBR and Cost of Service (COS) cases for SoCalGas and SDG&E were both due to be filed on December 21, 2001. However, both SoCalGas' and SDG&E's PBR/COS cases were delayed by an October 10, 2001 CPUC decision such that the resulting rates would be effective in 2004 instead of 2003. The decision also denies the utilities' request to continue 50/50 allocation between ratepayers and shareholders of the estimated merger savings discussed above and, instead, orders that 100 percent of the estimated 2003 merger benefits go to ratepayers. The portion to be refunded to electric ratepayers will be credited to the Transition Cost Balancing Account, based on the net present value (NPV) in 2001 of the savings for 2003. Merger savings related to 2001 and 2002 also will be so credited. The combined NPV is estimated to be $39 million. Merger savings allocable to gas ratepayers will be refunded through once-a-year bill credits, as has been the case.

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

In May 2001 the CPUC approved a $10 million shareholder award for the year ended March 31, 2000. In June 2001 SoCalGas filed its annual GCIM application with the CPUC, requesting a shareholder award of $106 million for the year ended March 31, 2001. Notwithstanding this request, SoCalGas stated that it would retroactively reduce the award request to $31 million if the CPUC approves the settlement agreement entered into in June 2001 between SoCalGas, the CPUC's Office of Ratepayer Advocates and The Utilities Reform Network, a consumer-based intervenor, on modifying the GCIM. A final CPUC decision is expected in the first quarter of 2002.

Biennial Cost Allocation Proceeding (BCAP)

Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs. SoCalGas filed its 2003 BCAP on September 21, 2001 and SDG&E filed its 2003 BCAP on October 5, 2001.

Cost of Capital

For 2001, SoCalGas is authorized to earn a rate of return on common equity (ROE) of 11.6 percent and a 9.49 percent return on rate base
(ROR), the same as in 2000 and 1999, unless interest-rate changes are large enough to trigger an automatic adjustment as discussed in the companies' 2000 Annual Reports. For SDG&E, electric-industry restructuring has changed the method of calculating the utility's annual cost of capital. In June 1999, the CPUC adopted a 10.6 percent ROE and an 8.75 percent ROR for SDG&E's electric-distribution and natural gas businesses. These rates will remain in effect through 2002. An application is required to be filed by May 8, 2002, addressing ROE, ROR and capital structure for 2003. The electric-transmission cost of capital is determined under a separate FERC proceeding.

Utility Integration

On September 20, 2001 the CPUC approved Sempra Energy's request to integrate the management teams of SoCalGas and SDG&E. Utility operations/management was not, and is not expected to be, shifted to the parent company. CPUC approval would be required if such a shift were contemplated. The decision retains the separate identities of both utilities and is not a merger. Instead, utility integration is a reorganization that consolidates senior management functions of the two utilities and returns to the utilities a significant portion of shared support services currently provided by Sempra Energy's centralized corporate center. Once implemented, the integration is expected to result in more efficient and effective operations.

RELATIONSHIP WITH NON-UTILITY SUBSIDIARIES

The Company continues to believe that several of its non-utility subsidiaries may not be properly valued by the equity market at this time, as a result of their inclusion within Sempra Energy. Accordingly, the Company has considered strategies to increase the value of one or more of these subsidiaries. These strategies could include, for example, a public offering, a spin-off, a split-off or other sale of stock or assets involving one or more of these businesses. However, recent, continuing declines in price/earnings multiples of businesses similar to these subsidiaries have put further consideration of such transactions on hold.

CPUC Investigation of Energy-Utility Holding Companies

The CPUC has initiated an investigation into the relationship between California's investor-owned utilities and their parent holding companies. Among the matters to be considered in the investigation are utility dividend policies and practices and obligations of the holding companies to provide financial support for utility operations. The investigation is currently on hold while certain jurisdictional issues are being resolved.

TRADING OPERATIONS

SET, a leading natural gas, petroleum and power marketer headquartered in Stamford, Connecticut, was acquired on December 31, 1997. In addition to the transactions described below in "Market Risk," SET also enters into long-term structured transactions. For the three-month and nine-month periods ended September 30, 2001, SET recorded net income of $31 million and $186 million, respectively, compared to net income of $45 million and $102 million, respectively, for the corresponding periods of 2000. The increase in net income for the nine months ended September 30, 2001, compared with the same period in 2000, was primarily due to increased volatility in the U.S. natural gas and electric power markets that resulted in higher trading volumes and growing demand for structured price-risk-management products. The decrease in net income for the three-month period ended September 30, 2001, compared with the same period in 2000, was primarily due to lower operating profits in Europe and Asia.


INTERNATIONAL OPERATIONS

Results for SEI were a net loss of $7 million and net income of $11 million, respectively, for the three-month and nine-month periods ended September 30, 2001, compared to net income of $13 million and $24 million, respectively, for the corresponding periods of 2000. The decreases in net income were primarily due to the one-time, after-tax charge of $25 million following the surrender of Sempra Atlantic Gas' natural gas distribution franchise in Nova Scotia.

In October 2001, SEI and its joint venture partner, CMS Energy Corporation, signed an agreement to develop a LNG receiving terminal on the Pacific Coast north of Ensenada, Baja California, Mexico. The joint venture will develop, finance, build and own the LNG facility and related port infrastructure. Capital expenditures for this project are estimated at $400 million. The facility, which is scheduled to begin commercial operations in late 2005, will have a send-out capacity of approximately one billion cubic feet per day of natural gas.

Accounting for international operations has resulted in foreign currency translation adjustments, as shown in Note 3 of the notes to Consolidated Financial Statements.

SEMPRA ENERGY RESOURCES

SER develops power plants for the competitive market, as well as owning natural gas storage, production and transportation assets. SER recorded net losses of $9 million and $14 million, respectively, for the three-month and nine-month periods ended September 30, 2001, compared to net income of $14 million and $16 million, respectively, for the corresponding periods of 2000. The losses in 2001 are primarily due to early power sales to California at a discount (under the DWR contract described below) with the expectation that gains in later years of the contract will more than offset the early losses. The discount ended September 30, 2001. Also contributing to the losses for the nine-month period were lower earnings from the El Dorado Energy plant due to an extended outage at the plant from March 2001 through the first week of June 2001 and lower electric power prices in 2001.

On May 4, 2001, SER entered into a ten-year agreement with the DWR to supply the DWR with up to 1,900 megawatts during peak-usage periods. SER intends to deliver most of this electricity from its projected portfolio of plants in the western United States and Baja California, Mexico, which are expected to generate approximately 3,000 megawatts by 2004. SER can also deliver energy from various market sources to meet its sales obligations. Sales to the DWR are expected to comprise more than half of the projected capacity of these facilities. SER may reduce the amount of power it is required to deliver to the DWR if it does not build one or more of the generation plants. SER began providing 250 megawatts of discounted summer capacity to the DWR on June 1, 2001. This electricity was supplied through market purchases and SER's 240-megawatt share of the El Dorado generating facility which began commercial operation in May 2000. In accordance with the contract, sales to the DWR cease from October 1, 2001 through March 31, 2002, the period during which expected demands for energy are lower due to cooler weather. Certain pricing issues related to the deliveries made prior to October 1, 2001 are in the process of resolution and could result in a small, unfavorable effect on earnings subsequent to September 30, 2001. Deliveries under the contract recommence on April 1, 2002 and end on September 30, 2011. There has been significant discussion in the media concerning the possibility of the DWR's attempting to renegotiate some or all of its electric supply contracts. In early November 2001, SER received a request for a meeting with the California governor's office concerning this contract. A preliminary meeting was held, during which representatives of the California governor's office and SER discussed the contract. Representatives of the governor's office did not request renegotiation of the contract nor did they make any proposals to restructure current arrangements. The parties are expected to meet one or more times to discuss the contract further. SER has no intention to initiate any form of renegotiation.

In December 2000, SER obtained regulatory approvals to construct a 570-megawatt power plant near Bakersfield, California, and a 1,250-megawatt power plant near Phoenix, Arizona. Additional projects contemplated include a 600-megawatt power plant near Mexicali, Mexico and a 600-megawatt expansion of the El Dorado Energy plant.

OTHER OPERATIONS

SES provides integrated energy-related products and services to commercial, industrial, government, institutional and consumer markets. SES recorded net losses of $0.1 million and $4 million in the three-month and nine-month periods ended September 30, 2001, compared to net losses of $3 million and $12 million, respectively, for the corresponding periods of 2000. The reductions in the losses are primarily attributable to the sale of emission credits and higher earnings at one of SES's ongoing energy-management installations, offset by ongoing costs of expanding SES's customer base.

SES's revenues increased in the three-month period ended September 30, 2001 due to customers' anticipating the CPUC's suspension of direct access, as discussed in Note 2 of the notes to Consolidated Financial Statements. If the CPUC decides to make that suspension retroactive, and the retroactivity is not overturned as a result of court action (which has been discussed by direct-access providers), many of SES's sales contracts entered into during or prior to that period could be nullified.

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties and alternative-fuel projects. SEF's portfolio includes 1,300 properties throughout the United States. These investments are expected to provide income-tax benefits (primarily from income-tax credits) over 10-year periods. SEF recorded net income of $7 million and $20 million, respectively, for the three-month and nine-month periods ended September 30, 2001, compared to net income of $8 million and $23 million, respectively, for the corresponding periods of 2000. SEF's future investment policy is dependent on the Company's future domestic income-tax position.


NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of this new standard on January 1, 2001, did not have a material impact on earnings. For further information regarding the implementation of SFAS 133, see Note 5 of the notes to Consolidated Financial Statements.

In July 2001 the Financial Accounting Standards Board (FASB) approved three statements, SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset
Retirement Obligations."

-- SFAS 141 provides guidance on the accounting for a business combination at the date the combination is completed. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The pooling-of-interest method is eliminated.

-- SFAS 142 provides guidance on how to account for goodwill and other intangible assets after the acquisition is complete. Goodwill and certain other intangible assets will no longer be amortized and will be tested in the aggregate for impairment at least annually. Goodwill will not be tested on an acquisition-by-acquisition basis. SFAS 142 applies to existing goodwill and other intangible assets, beginning with fiscal years starting after December 15, 2001.

-- SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

In August 2001 the FASB approved SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

The Company has not yet determined the effect on its financial statements of SFASs 141-144 or of the various subsequent guidance concerning SFAS 133/138.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report for 2000. As noted in that report, the California utilities may, at times, be exposed to limited market risk in their natural gas purchase, sale and storage activities as a result of activities under SDG&E's gas PBR or SoCalGas' Gas Cost Incentive Mechanism. The risk is managed within the parameters of the Company's market-risk management and trading framework. However, to lessen the impact on customers from the unprecedented natural gas price volatility at the California border during the first quarter of 2001, the California utilities began hedging a larger portion of their customer natural gas requirements than in the past. As of March 31, 2001, the Value at Risk (VaR) of the SDG&E and SoCalGas hedges was $7.5 million and $1.8 million, respectively. During the second and third quarters of 2001, the gas hedging activity at the California utilities was sharply reduced and, as of September 30, 2001, the VaR of the SDG&E and SoCalGas hedges was $200,000 each. This represents the 50-percent shareholder portion under the PBR mechanism and excludes the 50-percent portion subject to rate recovery. In addition, certain fixed price contracts that traditionally have not been considered derivatives, but now meet the derivative definition under SFAS 133 (see "New Accounting Standards" above), are excluded from the VaR amounts due to the offsetting regulatory asset or liability. SET's VaR as of September 30, 2001, was $5.9 million.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, the Company's 2000 Annual Report, or its March 31, 2001 or June 30, 2001 Quarterly Reports on Form 10-Q, neither the Company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after June 30, 2001:

Current Report on Form 8-K filed July 16, 2001 reported the current status of California Public Utilities Commission review of the Memorandum of Understanding with the State of California.

Current Report on Form 8-K filed July 27, 2001, filing as an exhibit Sempra Energy's press release of July 26, 2001, giving the financial results for the three-month period ended June 30, 2001.

Current Report on Form 8-K filed October 26, 2001, filing as an exhibit Sempra Energy's press release of October 25, 2001, giving the financial results for the three-month period ended September 30, 2001.



                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SEMPRA ENERGY
                                     -------------------
                                         (Registrant)



Date: November 13, 2001        By:       /s/ F. H. Ault
                                     ----------------------------
                                             F. H. Ault
                                    Sr. Vice President and Controller