Form 10-K
period 2001-12-31
SEMPRA ENERGY
filed 2002-03-19
CIK 1032208

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended    December 31, 2001
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index on page 33.  Glossary on page 40.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was $4.6 billion.

Registrant's common stock outstanding as of February 28, 2002 was 205,057,502 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement prepared for the May 2002 annual meeting of shareholders are incorporated by reference into Part
III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . 4
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .23
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .24
Item 4.  Submission of Matters to a Vote of Security Holders. .24

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . .25
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . .25
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .25
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . .25
Item 8.  Financial Statements and Supplementary Data. . . . . .26
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . .26

PART III
Item 10. Directors and Executive Officers of the Registrant . .26
Item 11. Executive Compensation . . . . . . . . . . . . . . . .27
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . .27
Item 13. Certain Relationships and Related Transactions . . . .27

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . .27

Independent Auditors' Consent and Report on Schedule. . . . . .29

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .32

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .33

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . .40




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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature, the DWR, and the FERC; the financial condition of other investor-owned utilities; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this annual report and other reports filed by the company from time to time with the Securities and Exchange Commission.




                             PART I

ITEM 1. BUSINESS

Description of Business
A description of Sempra Energy and its subsidiaries (the company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2001 Annual Report to Shareholders, which is incorporated by reference.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is that affecting its utility subsidiaries, which is discussed below. Other subsidiaries are also subject to governmental regulation.

Local Regulation
Southern California Gas Company (SoCalGas) has gas franchises with the 239 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2003 to 2048.

San Diego Gas and Electric (SDG&E) has electric franchises with the three counties and the 26 cities, and gas franchises with one county and the 23 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and/or natural gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Chula Vista (2003), Encinitas (2012), San Diego (2021) and Coronado (2028); and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

California Utility Regulation
The State of California Legislature, from time to time, passes laws that regulate SDG&E's and SoCalGas' operations. For example, in 1996 the legislature passed an electric industry deregulation bill, and then in 2000 and 2001 passed additional bills aimed at addressing problems in the deregulated electric industry. In addition, the legislature enacted a law in 1999 addressing natural gas industry restructuring.

The California Public Utilities Commission (CPUC), which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SDG&E's and SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

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

United States Utility Regulation
The Federal Energy Regulatory Commission (FERC) regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the uniform systems of accounts, rates of depreciation, and electric rates involving sales for resale.

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

Other Regulation
As a trading company, Sempra Energy Trading has locations and operations in North America, Europe, Asia and South America, and is subject to regulation as to its operations and its financial position. Other subsidiaries are also subject to varying amounts of regulation by various governments, including other states in the United States.

Licenses and Permits
SoCalGas and SDG&E obtain a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas. In addition, SDG&E obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of electricity. Both require periodic renewal, which results in continuing regulation by the granting agency. The company's unregulated affiliates are also required to obtain permits, authorizations and licenses in the normal course of business.

Other regulatory matters are described in Notes 14 and 15 of the 2001 Annual Report to Shareholders, which is incorporated by reference.

SOURCES OF REVENUE
Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 16 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference. Various information concerning revenue and revenue recognition is provided in Note 2 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

NATURAL GAS OPERATIONS
The company purchases, sells, distributes, stores and transports natural gas. SoCalGas owns and operates a natural gas distribution, transmission and storage system that supplies natural gas to 5.1 million end-use customers throughout a 23,000-square-mile service territory from central California to the Mexican border. SoCalGas also transports gas to about 1,300 utility electric generation (UEG), wholesale, large commercial, industrial and off-system (outside the company's normal service territory) customers. SDG&E purchases and distributes natural gas to 774,000 end-use customers throughout the western portion of San Diego county. SDG&E also transports gas to over 1,000 customers who procure their gas from other sources. On a smaller scale, Sempra Energy International (SEI) operates natural gas distribution systems in Mexico through 60 percent, 95 percent and 100 percent ownership of companies operating in Mexicali, Chihuahua and La Laguna Durango, respectively. SEI also has a 10-year contract to deliver up to 300 million cubic feet per day of natural gas to a power plant in Rosarito, Mexico. These North American operations are included in the following discussion of the company's natural gas operations. SEI also has interests in natural gas operations in South America which are not consolidated and, therefore, are not included in these discussions. Additional information on international operations is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In December 1999, Sempra Atlantic Gas (SAG), a subsidiary of SEI, was awarded a 25-year franchise by the provincial government of Nova Scotia to build and operate a natural gas distribution system. In September 2001, due to new conditions required by the government of Nova Scotia, SAG notified the government that it intended to surrender its natural gas distribution franchise.

Supplies of Natural Gas
The company buys natural gas under several short-term and long-term contracts. Short-term purchases are from various Southwest U.S. and Canadian suppliers and are primarily based on monthly spot-market prices. SoCalGas and SDG&E transport gas under long-term firm pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SoCalGas has commitments for firm pipeline capacity under contracts with pipeline companies that expire at various dates through 2006. SDG&E has long-term natural gas transportation contracts with various interstate pipelines which expire on various dates between 2003 and 2023.

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


The following table shows the sources of natural gas deliveries for SoCalGas and SDG&E (collectively, the California utilities) from 1997 through 2001:

                                                                 Years Ended December 31
                                          -------------------------------------------------------------------
                                            2001           2000          1999           1998           1997
-------------------------------------------------------------------------------------------------------------
Purchases (billions of cubic feet)

Gas Purchases - Commodity Portion            420            418           466            492            430

Customer-owned and
  exchange receipts                          764            699           560            521            514

Storage withdrawal
   (injection) - net                         (29)            40            (6)           (28)            (3)

Company use and
  unaccounted for                            (24)           (26)          (16)           (23)           (11)
                                          -------        -------       -------        -------        -------
    Net Deliveries                         1,131          1,131         1,004            962            930
                                          =======        =======       =======        =======        =======
Purchases (millions of dollars)
 Commodity costs                          $2,444         $1,469        $1,084         $1,092         $1,160

 Fixed charges*                              139            143           147            174            250
                                          -------        -------       -------        -------        -------
    Total Purchases                       $2,583         $1,612        $1,231         $1,266         $1,410
                                          =======        =======       =======        =======        =======
Average Commodity Cost of Purchases
  (dollars per thousand cubic feet)       $ 5.82         $ 3.51        $ 2.33         $ 2.22         $ 2.69
                                          =======        =======       =======        =======        =======

* Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct-billed amounts allocated over the quantities delivered by the interstate pipelines serving the California utilities.


Market-sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts, ranging from one month to two years, based on spot prices) accounted for 100 percent of total natural gas volumes purchased by the company. The average price of natural gas at the California/Arizona border was $7.27/mmbtu in 2001, compared with $6.25/mmbtu in 2000, and $2.33/mmbtu in 1999. Supply/demand imbalances and a number of other factors associated with California's energy crisis in late 2000 and in early 2001 resulted in higher natural gas prices during that period. Prices for natural gas have subsequently decreased in the later part of 2001. As of December 31, 2001, the average spot cash price at the California/Arizona border was $2.63/mmbtu.

During 2001, the California utilities delivered 1,131 bcf of natural gas through their systems. Approximately 64 percent of these deliveries were customer-owned natural gas for which the California utilities provided transportation services. The remaining natural gas deliveries were purchased by the California utilities and resold to customers. The California utilities estimate that sufficient natural gas supplies will be available to meet the requirements of their customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of utility electric generation (UEG), wholesale, large commercial, industrial and off-system (outside the company's normal service territory) customers. Of the 5.9 million customer meters in the California utilities' service territories, only 1,400 serve the noncore market.

Most core customers purchase natural gas directly from the California utilities. Core customers are permitted to aggregate their natural gas requirement and, up to a limit of 10 percent of each company's core market, to purchase natural gas directly from brokers or producers. Beginning in 2002, the CPUC authorized the removal of the 10 percent limit. The company continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. The California utilities recently filed an application with the CPUC to combine their core procurement portfolios. On March 6, 2002, a proposed decision was issued which, if approved, will allow SD&GE and SoCalGas to combine their core procurement portfolios. A final CPUC decision is expected in mid-2002.

Beginning in 2002, utility procurement services offered to noncore customers will be phased out. Noncore customers will have the option to either become core customers, and continue to receive utility procurement services, or remain noncore customers and purchase their natural from other sources, such as brokers or producers. Noncore customers will also have to make arrangements to deliver their purchases to the California utilities' receipt points for delivery through the California utilities' transmission and distribution system.

In 2001, for SoCalGas, 87 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 13 percent allocated to the noncore customers. In 2001, for SDG&E, 89 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 11 percent allocated to the noncore customers.

Although revenues from transportation throughput is less than for natural gas sales, the California utilities generally earn the same margin whether they buy the gas and sell it to the customer or transport natural gas already owned by the customer.

SoCalGas also provides natural gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store natural gas on an "as available" basis, usually during the summer to reduce winter purchases when natural gas costs are generally higher. As of December 31, 2001, SoCalGas was storing approximately 35 bcf of customer-owned gas.

Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in the natural-gas markets is largely dependent upon the health and expansion of the southern California economy. The California utilities added approximately 71,000 and 82,000 new customer meters in 2001 and 2000, respectively, representing growth rates of 1.2 percent and 1.4 percent, respectively. The California utilities expect that their growth rate for 2002 will approximate that of 2001.

During 2001, 99 percent of residential energy customers in SoCalGas' service area used natural gas for water heating, 96 percent for space heating, 76 percent for cooking and 55 percent for clothes drying. In SDG&E's service area, 90 percent of residential energy customers used natural gas for water heating, 75 percent for space heating, 55 percent for cooking and 40 percent for clothes drying.

Demand for natural gas by noncore customers is very sensitive to the price of competing fuels. Although the number of noncore customers in 2001 was only 1,400, they accounted for approximately 8 percent of the authorized natural gas revenues and 63 percent of total natural gas volumes. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipelines and general economic conditions can result in significant shifts in demand and market price. The demand for natural gas by large UEG customers is also greatly affected by the price and availability of electric power generated in other areas.

Effective March 31, 1998, electric industry restructuring gave California consumers the option of selecting their electric energy provider from a variety of local and out-of-state producers. As a result, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on the California utilities' natural gas operations, future volumes of natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes divert electricity generation from the California utilities' service area.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 13, 14 and 15 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

ELECTRIC OPERATIONS

Resource Planning
In 1996, California enacted legislation restructuring California's investor-owned electric utility industry. The legislation and related decisions of the CPUC were intended to stimulate competition and reduce rates. Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy service providers (direct access), or to buy their power from the California Power Exchange (PX) that served as a wholesale power pool allowing all energy producers to participate competitively. However, supply/demand imbalances and a number of factors resulted in abnormally high wholesale electric prices beginning in mid-2000, which caused SDG&E's monthly customer bills to be substantially higher than normal. These conditions and the resultant abnormally high electric-commodity prices continued into 2001. In response to these high commodity prices, the California legislature has adopted legislation intended to stabilize the California electric utility industry and reduce wholesale electric commodity prices. These actions include the California Department of Water and Resources (DWR) purchasing the net short position of SDG&E (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts) and the Memorandum of Understanding (MOU) entered into by representatives of California Governor Davis, the DWR, Sempra Energy, and SDG&E. Subject to CPUC approval, the MOU contemplated the implementation of a series of transactions and regulatory settlements and actions to resolve many of the issues affecting SDG&E and its customers arising out of the California energy crisis.

Additional information concerning the MOU and electric-industry restructuring in general is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 13 and 14 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

Electric Resources
In connection with California's electric-industry restructuring, beginning March 31, 1998, the California investor-owned utilities
(IOUs) were obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. The IOUs also were obligated to purchase from the PX the power that they sell. In 1999, SDG&E completed divestiture of its owned generation other than nuclear. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. As discussed in
Note 14 of the notes to Consolidated Financial Statements, due to the conditions in the California electric utility industry, the PX suspended its trading operations on January 31, 2001. SDG&E has been granted authority by the CPUC to purchase up to 1,900 megawatts of power through bilateral contracts. Also, as discussed above, the California legislature passed laws (e.g., Assembly Bill 1 in February
2001), authorizing the DWR to enter into long-term contracts to purchase the portion of power used by SDG&E customers that is not provided by SDG&E's existing supply. Based on generating plants in service and purchased-power contracts currently in place, at February 28, 2002, the megawatts (mW) of electric power available to SDG&E are as follows:

    Source                                         mW
    --------------------------------------------------
    Nuclear generating plants                      430*
    Long-term contracts with other utilities        84
    Contracts with others                          359
                                                 -----
            Total                                  873
                                                 =====
    * Net of plants' internal usage

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

During 2001, SDG&E spent $6 million on capital additions and modifications of Units 2 and 3, and expects to spend $9 million in 2002.

Additional information concerning the SONGS units, nuclear decommissioning and industry restructuring is provided below and in "Environmental Matters" and "Electric Properties" herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 6, 13 and 14 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.


Purchased Power: The following table lists contracts with SDG&E's various suppliers:

                        Expiration        Megawatt
  Supplier                 Date          Commitment  Source
------------------------------------------------------------------

Long-Term Contracts with Other Utilities:

Portland General
  Electric (PGE)        December 2013         84      Coal
                                            ------
                  Total                       84
                                            ======
Other Contracts:

Qualifying Facilities (QFs)  --

  Applied Energy        December 2019        102      Cogeneration

  Yuma Cogeneration     June 2024             50      Cogeneration

  Goal Line Limited
  Partnership           December 2025         50      Cogeneration

  Other QFs (73)        Various               32      Cogeneration
                                            ------
                                             234
Others  --


  Various (3)           December 2003        125      System Supply
                                            ------
                  Total                      359
                                            ======

Under the contract with PGE, SDG&E pays a capacity charge plus a charge based on the amount of energy received. Charges under this contract are based on PGE's costs, including lease payments, fuel expenses, operating and maintenance expenses, transmission expenses, administrative and general expenses, and state and local taxes. Costs under the contracts with QFs are based on SDG&E's avoided cost. Charges under the remaining contracts are for firm energy only and are based on the amount of energy received. The prices under these contracts are at the market value at the time the contracts were negotiated.

Additional information concerning SDG&E's purchased-power contracts is provided below, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.


Power Pools
SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 220 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms that have been pre-approved by FERC.

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

Mexico Interconnection: Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 mW in the north to south direction and 800 mW in the south to north direction.

Due to electric-industry restructuring (see "Transmission Access" below), the operating rights of SDG&E on these lines have been transferred to the ISO.

Transmission Access
As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission-access provisions. These rules specify FERC-required procedures for others' requests for transmission service. In October 1997, the FERC approved the California IOUs' transfer of control of their transmission facilities to the ISO. On March 31, 1998, operation and control of the transmission lines was transferred to the ISO. Additional information regarding the ISO and transmission access is provided below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Fuel and Purchased-Power Costs
The following table shows the percentage of each electric-fuel source used by SDG&E and compares the kilowatt hour (kWh) costs of the fuels with each other and with the total cost of purchased power:


                    Percent of kWh            Cents per kWh
---------------------------------------------------------------
                  2001    2000    1999     2001    2000    1999
                 -----   -----   -----     ----    ----    ----
Natural gas *       --      --     6.5       --      --     3.0
Nuclear fuel      30.1    14.9    12.6      0.5     0.5     0.5
                 -----   -----   -----
Total generation  30.1    14.9    19.1
Purchased power
  and ISO/PX      69.9    85.1    80.9      9.4     9.7     3.7
                  -----   -----   -----
Total            100.0%  100.0%  100.0%
                 ======  ======  ======

* SDG&E sold its fossil-fuel generating plants during the quarter ended June 30, 1999.

The cost of purchased power includes capacity costs as well as the costs of fuel. The cost of natural gas includes transportation costs. The costs of natural gas and nuclear fuel do not include SDG&E's capacity costs. While fuel costs are significantly less for nuclear units than for other units, capacity costs are higher.

As discussed above in "Resource Planning" and "Electric Resources", during February 2001 the DWR began purchasing the portion of power used by SDG&E customers that was not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts.

Electric Fuel Supply
Natural Gas: Information concerning natural gas is provided in "Natural Gas Operations" herein.

Nuclear Fuel: The nuclear-fuel cycle includes services performed by others under contract through 2003, including mining and milling of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment services, and fabrication of fuel assemblies.

Spent fuel from SONGS is being stored on site, where storage capacity will be adequate at least through 2005. If necessary, modifications in fuel storage technology can be implemented to provide on-site storage capacity for operation through 2022, the expiration date of the NRC operating license. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E pays a disposal fee of $0.90 per megawatt-hour of net nuclear generation, or approximately $3 million per year. The DOE projects it will not begin accepting spent fuel until 2010.

To the extent not currently provided by contract, the availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Additional information concerning nuclear-fuel costs is provided in
Note 13 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY TRADING

Sempra Energy Trading (SET), a leading marketer of natural gas, power, petroleum and other commodities headquartered in Stamford, Connecticut, was acquired on December 31, 1997. SET is a full-service energy trading company and also has offices in Europe, Canada and Asia.

In February 2002, SET acquired London-based Enron Metals Limited, the leading metals trader on the London Metals Exchange, for $145 million and changed its name to Sempra Metals Services Corp. It will be operated as part of the SET business.

For the year ended December 31, 2001, SET recorded net income of $196 million, compared to net income of $155 million and $19 million in 2000 and 1999, respectively. The increase in net income in 2001 compared to 2000 was primarily due to high volatility in energy markets during the first half of 2001 and an increase in trading volumes, partially offset by reduced profitability in Europe. The increase in net income for 2000 compared to 1999 was due to increased volatility in the U.S energy markets and higher earnings from European crude oil trading.

Additional information concerning the company's trading operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2 and 10 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY INTERNATIONAL

SEI develops, operates and invests in energy-infrastructure systems. SEI has interests in natural gas and/or electric transmission and distribution projects in Argentina, Chile, Mexico, Peru and the eastern United States, and is pursuing other projects, primarily in Mexico.

In October 2001, SEI and CMS Energy Corporation announced plans to jointly develop an LNG receiving facility on a 300-acre site along the Pacific coast near Ensenada, Mexico. The joint venture will develop the $400 million facility and related port infrastructure, which will provide one billion cubic feet per day of natural gas. SEI has entered into a memorandum of understanding with a Bolivian consortium for the supply of LNG to the facility. Commercial operation of the facility is scheduled to begin in late 2005.

In June 2000, SEI and PG&E Corporation announced an agreement to construct the North Baja Pipeline, a $230 million, 215-mile natural gas pipeline which will extend from Arizona to the Rosarito Pipeline south of Tijuana. The agreement calls for SEI to construct, own and operate the 135-mile segment of the pipeline within Mexico, and PG&E Corporation to construct, own and operate the 80-mile segment within the United States. The 30-inch pipeline will deliver 500 million cubic feet per day of natural gas to new generation facilities in Baja California, including SER's Termoelectrica de Mexicali power plant discussed below. SEI has begun construction of the pipeline, with completion anticipated in the summer of 2002.

In December 1999, SAG was awarded a 25-year franchise by the government of Nova Scotia to build and operate a natural gas distribution system. In September 2001, due to new conditions required by the government of Nova Scotia, SAG notified the government that it intended to surrender its natural gas distribution franchise. SAG recorded an after-tax expense of $25 million related to the surrender of the franchise.

Net income for international operations in 2001 was $25 million compared to net income of $33 million and $2 million for 2000 and 1999, respectively. The decrease in net income for 2001 was primarily due to SAG's surrender of the natural gas franchise in Nova Scotia, partially offset by increased earnings at SEI's Latin American subsidiaries. The increase in net income for 2000 was primarily due to additional investments in South American subsidiaries and improved operating results at existing South American investments.

Additional information concerning the company's international operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2, 3 and 13 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY RESOURCES (SER)

SER develops power plants for the competitive market, and owns natural gas storage, production and transportation assets. SER is planning to develop 5,000 to 10,000 megawatts of generation within the next decade, primarily in the southwestern United States.

In May 2001, SER entered into a ten-year agreement with the DWR to supply up to 1,900 megawatts of power to the state. SER intends to deliver most of this electricity from its projected portfolio of plants in the western United States and Baja California, Mexico. Sales under the contract comprise more than two-thirds of the projected capacity of these facilities and the profits therefrom are significant to the company's ability to increase its earnings. SER began providing 250 megawatts of discounted summer capacity to the DWR on June 1, 2001. This electricity was supplied through market purchases and SER's share of the El Dorado generating facility. In accordance with the contract, sales to the DWR ceased from October 1, 2001 through March 31, 2002, the period during which expected demands for energy are lower due to cooler weather. Deliveries under the contract are scheduled to recommence on April 1, 2002 (without discounting) and end on September 30, 2011. Subsequent to the state's signing of this contract and electricity-supply contracts with other vendors, various state officials have contended that the rates called for by the contracts are too high. The rates under the SER contract exceed current spot-market prices for electricity, but are lower than those prevailing at the time the contract was signed and are reflective of rates needed to support new plant development. There have been discussions between state representatives and SER and other suppliers concerning possible renegotiation of the contracts. In February 2002, the state requested the Federal Energy Regulatory Commission to determine that the contracts do not provide just and reasonable rates, and to abrogate or reform the contracts. The company believes that SER's contract prices are just and reasonable, but has offered to renegotiate certain aspects of the contract (which would not affect the long-term profitability) in a manner mutually beneficial to SER and the state.

In February 2001, the company announced plans to construct Termoelectrica de Mexicali, a $350 million, 600-megawatt power plant near Mexicali, Mexico. Fuel for the plant will be supplied via the planned pipeline from Arizona to Tijuana referred to above. It is anticipated that the electricity produced by the plant will be exported for consumption in the United States via the 230,000-volt transmission line which is also under construction. Construction of the power plant began in the second half of 2001 with completion scheduled for mid-2003.

In December 2000, SER obtained approval from the appropriate state agencies to construct the Mesquite Power Plant. Located near Phoenix, Arizona, Mesquite Power is a $700 million, 1200-megawatt project which will provide electricity to wholesale energy markets in the Southwest region. Ground was broken in March 2001, with project completion anticipated in 2003. The project is being financed via the synthetic lease agreement described in Note 13 of the notes to Consolidated Financial Statements.

In December 2000, SER obtained approvals from the appropriate state agencies to construct the Elk Hills Power Project, a $410 million 570-megawatt power plant near Bakersfield, California. Elk Hills is being developed in joint venture with Occidental Energy Ventures
Corporation.

In mid-2000, El Dorado Energy, a 50/50 partnership between SER and Reliant Energy Power Generation, completed construction of a $280 million, 500-megawatt merchant power plant near Las Vegas, Nevada.

SER recorded a net loss of $27 million in 2001, compared to net income of $29 million and $5 million in 2000 and 1999, respectively. The decline in results for 2001 was due to the sale of electricity to the State of California at a discounted price in the first phase of the long-term contract described above and the successful operations of the El Dorado power plant in 2000 when market prices for electricity were higher than in 2001 or 1999.

Additional information concerning the SER's operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2, 3 and 13 of the notes to Consolidated Financial Statements of the 2001 Annual Report to
Shareholders, which is incorporated by reference.

OTHER OPERATIONS

Sempra Energy's retail energy services, concentrated primarily in Sempra Energy Solutions (SES), provides integrated energy-related products and services to commercial, industrial, government, institutional and consumer markets. In August 2000, SES purchased Connectiv Thermal Systems' 50-percent interests in Atlantic-Pacific Las Vegas and Atlantic-Pacific Glendale for $40 million, thereby acquiring full ownership of these companies. The retail energy services' operations recorded net income of $2 million in 2001, compared to net losses of $23 million and $11 million in 2000 and 1999, respectively. The increase in net income for 2001 is primarily due to the sale of Energy America, a subsidiary selling electric commodities to small consumers. The losses for 2000 and 1999 are primarily attributable to start-up costs.

Additional information concerning the SES's operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2, 3 and 10 of the notes to Consolidated Financial Statements of the 2001 Annual Report to
Shareholders, which is incorporated by reference.

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties. SEF's portfolio includes 1,300 properties throughout the United States, Puerto Rico and the Virgin Islands. These investments are expected to provide income tax benefits (primarily from income tax credits) over 10-year periods. SEF also invests in alternative-fuel projects. SEF recorded net income of $28 million in each of 2001, 2000 and 1999. SEF's future investment policy is dependent on the company's future income tax position.

RATES AND REGULATION--CALIFORNIA UTILITIES

Electric Industry Restructuring
A flawed electric-industry restructuring plan, electricity supply/demand imbalances and legislative and regulatory responses have significantly impacted the company's operations. Additional information on electric-industry restructuring is provided above under "Electric Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 14 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

Natural Gas Industry Restructuring
The natural gas industry in California experienced an initial phase of restructuring during the 1980s. In December 2001 the CPUC issued a decision adopting provisions affecting the structure of the natural gas industry in California, some of which could introduce additional volatility into the earnings of the California utilities and other market participants. Additional information on natural gas industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 15 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

Balancing Accounts
In general, earnings fluctuations from changes in the costs of natural gas and consumption levels for the majority of natural gas are eliminated through balancing accounts authorized by the CPUC. As a result of California's electric restructuring law, overcollections recorded in the electric balancing accounts were applied to transition cost recovery, and fluctuations in certain costs and consumption levels can now affect earnings from electric operations. Additional information on balancing accounts is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

Biennial Cost Allocation Proceeding (BCAP)
Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs and, for SoCalGas, is subject to the limitations of the Gas Cost Incentive Mechanism (GCIM) described below. Additional information on the BCAP is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 15 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

Gas Cost Incentive Mechanism
The GCIM is a process SoCalGas uses to evaluate its natural gas purchases, substantially replacing the previous process of reasonableness reviews. Additional information on the GCIM is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 15 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

Cost of Capital
The authorized cost of capital is determined by an automatic adjustment mechanism based on changes in certain capital market indices. Additional information on the California utilities' cost of capital is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 15 of the notes to Consolidated Financial Statements of the 2001 Annual Report to Shareholders, which is incorporated by reference.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the company are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2001 Annual Report to Shareholders, which is incorporated by reference. The following additional information should be read in conjunction with those discussions.

Hazardous Substances
In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, a mechanism that allows the California utilities and other utilities to recover in rates the costs associated with the cleanup of sites contaminated with hazardous waste. In general, utilities are allowed to recover 90 percent of their cleanup costs and any related costs of litigation.

During the early 1900s, the California utilities and their predecessors manufactured gas from coal or oil. The manufacturing sites often have become contaminated with the hazardous residual by-products of the process. SoCalGas has identified 42 former manufactured-gas plant sites at which it (together with other users as to 21 of these sites) may have cleanup obligations. As of December 31, 2001, 18 of these sites have been remediated, of which 14 have received certification from the California Environmental Protection Agency. Preliminary investigations, at a minimum, have been completed on 41 of the sites. At December 31, 2001, SoCalGas' estimated remaining investigation and remediation liability for all of these sites is $54.5 million. SDG&E has identified three former manufactured-gas plant sites. All three sites have been remediated and closure letters received for all but one of the sites. At December 31, 2001 estimated remaining remediation liability on these sites is less than $0.2 million.

SDG&E sold its fossil-fuel generating facilities in 1999. As a part of its due diligence for the sale, SDG&E conducted a thorough environmental assessment of the facilities. Pursuant to the sale agreements for such facilities, SDG&E and the buyers have apportioned responsibility for such environmental conditions generally based on contamination existing at the time of transfer and the cleanup level necessary for the continued use of the sites as industrial sites. While the sites are relatively clean, the assessments identified some instances of significant contamination, principally resulting from hydrocarbon releases, for which SDG&E has a cleanup obligation under the agreement. Estimated costs to perform the necessary remediation are $11 million. These costs were offset against the sales price for the facilities, together with other appropriate costs, and the remaining net proceeds were included in the calculation of customer rates. Remediation of the plants commenced in early 2001. During 2001, cleanup was completed at three minor sites at a cost of $0.3 million. Also during 2001, additional assessments were performed at the primary sites at a cost of $0.3 million. Cleanup completion is expected by the end of 2002.

Demolition of the Encanto Gas Holder Station began in 2000. The site, taken out of service in 1995, consisted of a compressor building and over nine miles of 30-inch diameter steel pipe used to store gas. Contamination issues at the site include asbestos and hydrocarbons. Completion of the cleanup is expected in 2002. Cleanup expenses through the end of 2001 were $0.9 million and remaining expenses, expected to be incurred in 2002, are estimated at $0.5 million.

The California utilities lawfully disposed of wastes at permitted facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, businesses that arrange for legal disposal of wastes at a permitted facility from which wastes are later released, or threaten to be released, can be held financially responsible for corrective actions at the facility.

The company and certain subsidiaries have been named as potentially responsible parties (PRPs) for two landfill sites and six industrial waste disposal sites, from which releases have occurred, as described below.

Remedial actions and negotiations with other PRPs and the United States Environmental Protection Agency (EPA) have been in progress since 1986 and 1993 for the two landfill sites. The company's share of costs to remediate these sites is estimated to be $10.4 million ($0.7 million for the first site and $9.7 million for the second site). Of this, $5.0 million has been spent since 1987 ($140,000 in
2001) and the company recently signed a Consent Decree to settle and liquidate all remaining liabilities at the second site for $5.7 million.

In the early 1990s, the company was notified of hazards at two industrial waste treatment facilities in the California communities of Fresno and Carson, where the company had disposed of wastes. During 2000, the company settled with the other PRPs at these sites for $0.4 million and has no additional liability.

The company and 10 other entities have been named PRPs by the Department of Toxic Substance Control (DTSC) as liable for any required corrective action regarding contamination at an industrial waste disposal site in Pico Rivera, California. DTSC has taken this action because SDG&E and others sold used transformers to the site's owner. SDG&E and the other PRPs have entered into a cost-sharing agreement to provide funding for the implementation of a consent order between DTSC and the site owner for the development of a cleanup plan. SDG&E's interim share under the agreement is
10.1 percent, subject to adjustment based on ultimate responsibility allocations. The total estimate for all PRPs is $3 million to $9 million. Since inception, SDG&E's share of the cleanup expenses was $0.2 million, including $47,000 in 2001.

In December 1999, SoCalGas was notified that it is a PRP at a waste treatment facility in Bakersfield, California. SoCalGas is working with other PRPs in order to remove from the site certain liquid wastes that threaten to be released. SoCalGas has reserved $0.8 million in contingent environmental liability for its share of site cleanup. Amounts expended to date are $0.1 million, including $11,000 in 2001.

In March 2000, SoCalGas was notified it is a PRP at a former mercury recycling facility in Brisbane, California. Total potential liability is estimated at $5,900. Settlement and payment to the State of California is expected by mid-2002. Also in March 2000, SoCalGas was sued in Federal District Court as a PRP in a waste oil disposal site in Los Angeles. Plaintiffs alleged that SoCalGas had transported various petroleum wastes to the site in the 1950s for recycling. SoCalGas settled with plaintiffs in December 2000 for $0.2 million.

At December 31, 2001, the company's estimated remaining investigation and remediation liability related to hazardous waste sites, including the manufactured gas sites, was $57 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation costs associated with SDG&E's former fossil-fuel power plants. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

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

Air and Water Quality
California's air quality standards are more restrictive than federal standards. However, as a result of the sale of the company's fossil-fuel generating facilities, the company's primary air-quality issue, compliance with these standards now has less significance to the company's operation, although that will change as SER constructs more generating facilities.

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. This mitigation program includes an enhanced fish-protection system, a 150-acre artificial reef and restoration of 150 acres of coastal wetlands. In addition, the owners must deposit $3.6 million with the state for the enhancement of fish hatchery programs and pay for monitoring and oversight of the mitigation projects. SDG&E's share of the cost is estimated to be $27.7 million. These mitigation projects are expected to be completed by 2007.

OTHER MATTERS

Research, Development and Demonstration (RD&D)
The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety, and reduced environmental mitigation and other operating costs. The CPUC has authorized SoCalGas to recover its operating costs associated with RD&D. SoCalGas' annual RD&D costs have averaged $7.5 million over the past three years.

For 2001, the CPUC authorized SDG&E to fund $1.2 million and $4 million for its gas and electric RD&D programs, respectively, which includes $3.9 million to the CEC for its PIER (Public Interest Energy Research) Program. SDG&E co-funded several of these projects with the CEC. SDG&E's annual RD&D costs have averaged $4.4 million over the past three years.

Employees of Registrant
As of December 31, 2001 the company had 11,511 employees, compared to 11,232 at December 31, 2000.

Wages
The California utilities employ over 9,000 persons. Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement on wages, hours and working conditions remains in effect through March 31, 2002. Negotiations for a new agreement are currently in progress. Certain employees at SDG&E are represented by the Local 465 International Brotherhood of Electrical Workers. The current contract runs through August 31, 2004.

ITEM 2. PROPERTIES

Electric Properties
SDG&E's generating capacity is described in "Electric Resources" herein.

At December 31, 2001, SDG&E's electric transmission and distribution facilities include substations, and overhead and underground lines. The electric facilities are located in San Diego, Imperial county, Orange county and Arizona, and consist of 1,799 miles of transmission lines and 20,428 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

Natural Gas Properties
At December 31, 2001, the California utilities owned approximately 3,011 miles of transmission and storage pipeline, 53,069 miles of distribution pipeline and 50,857 miles of service piping. It also owned 12 transmission compressor stations and 6 underground storage reservoirs, with a combined working capacity of 121.1 billion cubic feet.

At December 31 2001, SEI's operations in Mexico included 750 miles of distribution pipeline, 21 miles of transmission pipeline and 1 compressor station.

At December 31 2001, the company's two small natural gas utilities located in the eastern United States owned approximately 122 miles of transmission lines and 167 miles of distribution lines.

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

SDG&E occupies an office complex in San Diego pursuant to an operating lease ending in 2007. The lease can be renewed for two five-year periods.

The company owns or leases other offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of business.

At December 31, 2001, Sempra Energy had other projects under construction, including 135 miles of natural gas pipeline and a 600-megawatt power plant in Mexico, and other power plants under construction in Arizona and California. For additional information, see Note 13 of the Notes to Consolidated Financial Statements incorporated by reference from Item 8 herein.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters referred to in the financial statements incorporated by reference in Item 8 or referred to elsewhere in this Annual Report, the company is not party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None



                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Common stock of Sempra Energy is traded on the New York and Pacific stock exchanges. At January 31, 2002, there were 70,000 registered holders of the company's common stock and a total of 175,000 record holders. The quarterly common stock information, required by Item 5 is included in the schedule of Quarterly Financial Data of the 2001 Annual Report to Shareholders, which is incorporated by reference.


ITEM 6. SELECTED FINANCIAL DATA


                                      At December 31, or for the years then ended
                                    ------------------------------------------------
                                      2001      2000      1999      1998      1997
                                    --------   -------   -------   -------   -------
                                                  (Dollars in millions)
Income Statement Data:
   Operating revenues               $8,029    $ 7,037   $ 5,360    $ 4,981   $ 5,069
   Operating income                 $  993    $   884   $   763    $   626   $   906
   Net income                       $  518    $   429   $   394    $   294   $   432

Balance Sheet Data:
   Total assets                     $15,156   $15,540   $11,124    $10,456   $10,756
   Long-term debt                   $ 3,436   $ 3,268   $ 2,902    $ 2,795   $ 3,175
   Short-term debt (a)              $ 1,117   $   936   $   337    $   373   $   624
   Shareholders' equity             $ 2,692   $ 2,494   $ 2,986    $ 2,913   $ 2,959

Per Common Share Data:
   Net income -
         Basic                      $  2.54   $  2.06   $  1.66    $  1.24   $  1.83
         Diluted                    $  2.52   $  2.06   $  1.66    $  1.24   $  1.82
   Dividends declared               $  1.00   $  1.00   $  1.56    $  1.56   $  1.27
   Book value                       $ 13.16   $ 12.35   $ 12.58    $ 12.29   $ 12.56


(a) Includes long-term debt due within one year.

This data should be read in conjunction with the Consolidated
Financial Statements and the notes to Consolidated Financial
Statements contained in the 2001 Annual Report to Shareholders, which is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 1 through 26 of the 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from pages 20 through 23 of the 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 31 through 83 of the 2001 Annual Report to Shareholders.
Item 14(a)1 includes a listing of financial statements included in the 2001 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 2002 annual meeting of shareholders. The information required on the company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT
Name                     Age*    Position
---------------------------------------------------------------------
Stephen L. Baum           60     Chairman, Chief Executive Officer and
                                 President

Donald E. Felsinger       54     Group President, Sempra Energy Global
                                 Enterprises

Edwin A. Guiles           52     Group President, Regulated Business
                                 Units

John R. Light             60     Executive Vice President and General
                                 Counsel

Neal E. Schmale           55     Executive Vice President and Chief
                                 Financial Officer

Frank H. Ault             57     Senior Vice President and Controller

Darcel L. Hulse           54     Senior Vice President, International

Frederick E. John         55     Senior Vice President, External Affairs

Margot A. Kyd             48     Senior Vice President, Business Solutions

G. Joyce Rowland          47     Senior Vice President, Human Resources

* As of December 31, 2001.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Proxy Statement prepared for the May 2002 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 2002 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None.


                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                   Annual Report*

Statement of Management Responsibility for
  Consolidated Financial Statements. . . . . . . . . . . 28

Independent Auditors' Report . . . . . . . . . . . . . . 29

Statements of Consolidated Income for the years
  ended December 31, 2001, 2000 and 1999 . . . . . . . . 31

Consolidated Balance Sheets at December 31,
  2001 and 2000. . . . . . . . . . . . . . . . . . . . . 32

Statements of Consolidated Cash Flows for the
  years ended December 31, 2001, 2000 and 1999 . . . . . 34

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2001, 2000 and 1999 . . . . . . . . . . . 36

Notes to Consolidated Financial Statements . . . . . . . 37

*Incorporated by reference from the indicated pages of the 2001
Annual Report to Shareholders.

2. Financial statement schedules

The following document may be found in this report at the indicated page number.

Schedule I--Condensed Financial Information of Parent. . 30

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.

3. Exhibits

See Exhibit Index on page 33 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 2001:

Current Report on Form 8-K filed October 26, 2001, filing as an exhibit Sempra Energy's press release of October 25, 2001, giving the financial results for the three-month period ended
September 30, 2001.

Current Report on Form 8-K filed January 28, 2002, filing as an exhibit Sempra Energy's press release of January 24, 2002, giving the financial results for the three-month period ended
December 31, 2001.



INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement Numbers 333-51309, 333-52192, 333-77843 and 333-70640 on
Form S-3 and Registration Statement Numbers 333-56161, 333-50806 and 333-49732 on Form S-8 of Sempra Energy of our report dated February 4, 2002 (February 21, 2002 as to Note 14 and March 5, 2002 as to Note 15), incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2001.

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

San Diego, California
March 15, 2002



Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                    SEMPRA ENERGY

            Condensed Statement of Income
    (Dollars in millions, except per share amounts)


For the year ended December 31                2001        2000        1999
                                            --------    --------    --------
Other income                                 $   52      $   52      $   37
Interest expense                               (148)       (152)        (40)
Operating expenses and income tax benefits       30         (19)        (10)
                                           --------    --------    --------
Loss before subsidiary earnings                 (66)       (119)        (13)
Subsidiary earnings                             584         548         407
                                           --------    --------    --------
Net income                                   $  518      $  429      $  394
                                           ========    ========    ========
Average common shares outstanding (basic)   203,593     208,155     237,245
                                           --------    --------    --------
Average common shares outstanding (diluted) 205,338     208,345     237,553
                                           --------    --------    --------
Net income per common share (basic)         $  2.54     $  2.06     $  1.66
                                           --------    --------    --------
Net income per common share (diluted)       $  2.52     $  2.06     $  1.66
                                           ========    ========    ========

                        Condensed Balance Sheet
                         (Dollars in millions)

Balance at December 31                              2001        2000
                                                  --------    --------
Assets:
   Cash and cash equivalents                      $     72    $     63
   Due from affiliates                                 367         559
   Other current assets                                  9           3
                                                  --------     --------
     Total current assets                              448         625
Investments in subsidiaries                          4,513       4,220
Other assets                                           435         308
                                                  --------    --------
     Total Assets                                 $  5,396    $  5,153
                                                  ========    ========

Liabilities and Shareholders' Equity:
   Dividends payable                               $    52     $    50
   Due to affiliates                                   693         959
   Other current liabilities                           145         514
                                                  --------    --------
     Total current liabilities                         890       1,523
Long-term debt                                       1,654       1,006
Other long-term liabilities                            160         130
Common equity                                        2,692       2,494
                                                  --------    --------
     Total Liabilities and Shareholders' Equity   $  5,396    $  5,153
                                                  ========     =======

                          SEMPRA ENERGY

                   Condensed Statement of Cash Flows
                       (Dollars in millions)

For the years ended December 31                   2001       2000       1999
                                                --------   --------   --------
Net cash provided by (used in)
 operating activities                           $   (253)  $     74   $     64
                                                --------   --------   --------
Dividends received from subsidiaries                 340        250        100
Expenditures for property, plant and equipment       (35)       (58)       (86)
Increase in investments and other assets             (30)       (25)      (475)
                                                --------   --------   --------
Cash provided by (used in) investing activities      275        167       (461)
                                                --------   --------   --------
Common stock dividends paid                         (203)      (244)      (368)
Repurchase of common stock                            (1)      (725)        --
Sale of common stock                                  41         12          3
Issuances of long-term debt                          581      1,000         --
Payment on long-term debt                            (84)        (1)        --
Loans from (payments to) affiliates - net           (345)      (220)       695
Other                                                 (2)        --         --
                                                --------   --------   --------
Cash provided by (used in) financing activities      (13)      (178)       330
                                                --------   --------   --------
Increase (decrease) in cash and cash equivalents       9         63        (67)
Cash and cash equivalents, January 1                  63         --         67
                                                --------   --------   --------
Cash and cash equivalents, December 31          $     72   $     63   $     --
                                                ========   ========   ========







                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                 SEMPRA ENERGY


                             By: /s/ Stephen L. Baum
                                                                     .
                                 Stephen L. Baum
                                 Chairman, Chief Executive Officer
                                 and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Name/Title                              Signature                              Date


Principal Executive Officer:
Stephen L. Baum
Chairman, Chief Executive Officer
and President                          /s/ Stephen L. Baum                   March 5, 2002

Principal Financial Officer:
Neal E. Schmale
Executive Vice President and
Chief Financial Officer                /s/ Neal E. Schmale                   March 5, 2002

Principal Accounting Officer:
Frank H. Ault
Senior Vice President and
Controller                             /s/ Frank H. Ault                     March 5, 2002

Directors:
Stephen L. Baum, Chairman              /s/ Stephen L. Baum                   March 5, 2002

Hyla H. Bertea, Director               /s/ Hyla H. Bertea                    March 5, 2002

James G. Brocksmith, Jr., Director     /s/ James G. Brocksmith, Jr.          March 5, 2002

Herbert L. Carter, Director            /s/ Herbert L. Carter                 March 5, 2002

Richard A. Collato, Director           /s/ Richard A. Collato                March 5, 2002

Wilford D. Godbold, Jr., Director      /s/ Wilford D. Godbold, Jr.           March 5, 2002

William D. Jones, Director             /s/ William D. Jones                  March 5, 2002

Ralph R. Ocampo, Director              /s/ Ralph R. Ocampo                   March 5, 2002

William G. Ouchi, Director             /s/ William G. Ouchi                  March 5, 2002

William C. Rusnack, Director           /s/ William C. Rusnack                March 5, 2002

William P. Rutledge, Director          /s/ William P. Rutledge               March 5, 2002

Thomas C. Stickel, Director            /s/ Thomas C. Stickel                 March 5, 2002

Diana L. Walker, Director              /s/ Diana L. Walker                   March 5, 2002

EXHIBIT INDEX

The Forms 8, 8-B/A, 8-K, S-4, 10-K and 10-Q referred to herein were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Enterprises), Commission File Number 1-3779 (San Diego Gas & Electric), Commission File Number 1-1402 (Southern California Gas Company), Commission File Number 1-11439 (Enova Corporation) and/or Commission File Number 333-30761 (SDG&E Funding LLC).

3.a The following exhibits relate to Sempra Energy and its subsidiaries

Exhibit 1 -- Underwriting Agreements

Enova Corporation and San Diego Gas & Electric Company
------------------------------------------------------
1.01 Underwriting Agreement dated December 4, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 1.1)).

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

Enova Corporation and San Diego Gas & Electric Company
------------------------------------------------------

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

Pacific Enterprises and Southern California Gas
-----------------------------------------------

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

Sempra Energy
-------------
10.01 Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed
       May 4, 2001.

10.02 Amendment to Employment Agreement, effective December 1, 1998. (Employment agreement, dated as of October 12, 1996 between Mineral Energy Company and Stephen L. Baum (Enova 8-K filed October 15, 1996, Exhibit 10.2))

10.03 Amendment to Employment Agreement effective December 1, 1998. (Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Donald E. Felsinger (Enova 8-K filed October 15, 1996, Exhibit 10.4))

Enova Corporation and San Diego Gas & Electric Company
------------------------------------------------------
10.04  Restated Letter Agreement between San Diego Gas & Electric
       Company and the California Department of Water Resources dated April 5, 2001.

10.05 Transition Property Purchase and Sale Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.1)).

10.06 Transition Property Servicing Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.2)).

Compensation

Sempra Energy
-------------
10.07  Form of Sempra Energy Severance Pay Agreement for Executives.

10.08  Sempra Energy Executive Security Bonus Plan effective January 1,
       2001.

10.09 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (2000 Form 10-K Exhibit 10.07).

10.10 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998 (1998 Form 10-K Exhibit 10.09).

10.11 Sempra Energy Deferred Compensation Agreement for Directors effective June 1, 1998 (1998 Form 10-K Exhibit 10.10).

10.12 Sempra Energy Executive Incentive Plan effective June 1, 1998 1998 Form 10-K Exhibit 10.11).

10.13 Sempra Energy Executive Deferred Compensation Agreement effective June 1, 1998 (1998 Form 10-K Exhibit 10.12).

10.14 Sempra Energy Retirement Plan for Directors effective June 1, 1998 (1998 Form 10-K Exhibit 10.13).

10.15 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.1)).

10.16 Sempra Energy 1998 Non-Employee Directors' Stock Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.2)).

San Diego Gas & Electric
------------------------

10.17  Supplemental Executive Retirement Plan restated as of
       July 1, 1994 (1994 SDG&E Form 10-K Exhibit 10.14).

Pacific Enterprises/Southern California Gas Company
---------------------------------------------------

10.18 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992 (Pacific Enterprises 1992
       Form 10-K Exhibit 10.18).

Financing

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.19 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of October 1, 1997 (Enova 1997 Form 10-K
       Exhibit 10.34).

10.20 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (Enova 1996 Form 10-K
       Exhibit 10.31).

10.21 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996 (Enova 1996 Form 10-K
       Exhibit 10.32).

10.22 Loan agreement with City of San Diego in connection with the issuance of $57.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.3).

10.23 Loan agreement with the City of San Diego in connection with the issuance of $92.9 million of Industrial Development
       Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.2).

10.24 Loan agreement with the City of San Diego in connection with the issuance of $70.8 million of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q Exhibit 10.3).

10.25 Loan agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development
       Bonds dated as of September 1, 1992 (Sept. 30, 1992 SDG&E
       Form 10-Q Exhibit 10.1).

10.26 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K
       Exhibit 10.5).

10.27 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996
       (Enova 1996 Form 10-K Exhibit 10.41).

10.28  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.1).

10.29 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).

Natural Gas Transportation

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.30  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K Exhibit 10.58).

10.31  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.32 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (1997 Enova Corporation Form 10-K Exhibit
       10.60).

Nuclear

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.33 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

10.34  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.7).

10.35 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.34 herein)(1994 SDG&E Form 10-K Exhibit 10.56).

10.36  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.34 herein)(1994 SDG&E Form 10-K Exhibit 10.57).

10.37  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.34 herein)(1996 SDG&E Form 10-K Exhibit 10.59).

10.38  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.34 herein)(1996 SDG&E Form 10-K Exhibit 10.60).

10.39  Fifth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generation Station
       (see Exhibit 10.34 herein)(1999 SDG&E Form 10-K Exhibit 10.26).

10.40  Sixth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.34 herein)(1999 SDG&E Form 10-K Exhibit 10.27).

10.41 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.8).


10.42 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.41 herein)(1996 Form 10-K Exhibit 10.62).

10.43 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.41 herein)(1996 Form 10-K Exhibit 10.63).

10.44  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.41 herein)(1999 SDG&E Form 10-K Exhibit 10.31).

10.45  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.41 herein)(1999 SDG&E Form 10-K Exhibit 10.32).

10.46  Second Amended San Onofre Agreement among Southern
       California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K Exhibit 10.6).

10.47 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K Exhibit 10N).

Exhibit 12 -- Statement re: Computation Of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 2001, 2000, 1999, 1998 and 1997.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 2001 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries

21.01  Schedule of Significant Subsidiaries at December 31, 2001.

Exhibit 23 -- Independent Auditors' Consent, page 29.





GLOSSARY

AB 1 A California Assembly bill authorizing the California Department of Water Resources to purchase energy for California consumers.

AB 265 A California Assembly bill imposing a 6.5 cent per kWh electric commodity rate ceiling for small usage consumers.

AB 43X A California Assembly bill to extend AB265 to include large consumers.

AB 1890 A California Assembly bill restructuring the electric energy law in California.

AFUDC                   Allowance for Funds Used During Construction

BCAP                    Biennial Cost Allocation Proceeding

Bcf                     One Billion Cubic Feet (of natural gas)

CEC                     California Energy Commission

COS                     Cost of Service

CPUC                    California Public Utilities Commission

DGN                     Distribuidora de Gas Natural Mexico

DOE                     Department of Energy

DTSC                    Department of Toxic Substances Control

DWR                     Department of Water and Power

Edison                  Southern California Edison Company

Elk Hills               Elk Hills Power Plant

EMFs                    Electric and Magnetic Fields

Energia                 Chilquinta Energia S.A.

Enova                   Enova Corporation

EPA                     Environmental Protection Agency

ESOP                    Employee Stock Ownership Plan

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

GCIM                    Gas Cost Incentive Mechanism

Global                  Sempra Energy Global Enterprises

Intertie                Pacific Intertie

IOUs                    Investor-Owned Utilities

ISO                     Independent System Operator

kWh                     Kilowatt Hour

LIBOR                   London Interbank Offer Rate

LIFO                    Last in first out inventory

LNG                     Liquified Natural Gas

Luz                     Luz del Sur S.A.A.

mmbtu                   Million British Thermal Units (of natural gas)

MOU                     Memorandum of Understanding

mw                      Megawatt

NRC                     Nuclear Regulatory Commission

ORA                     Office of Ratepayer Advocates

OTC                     Over the counter

PBR                     Performance-Based Ratemaking/Regulation

PE                      Pacific Enterprises

PG&E                    Pacific Gas and Electric Company

PGA                     Purchased Gas Balancing Account

PGE                     Portland General Electric Company

PIER                    Public Interest Energy Research

PRP                     Potentially Responsible Party

PSEG                    Public Service Enterprise Group

PX                      Power Exchange

QFs                     Qualifying Facilities

QUIPS                   Quarterly Income Preferred Securities

ROE                     Return on Equity

ROR                     Rate of Return

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

SET                     Sempra Energy Trading

SFAS                    Statement of Financial Accounting Standards

SoCalGas                Southern California Gas Company

SONGS                   San Onofre Nuclear Generating Station

Southwest Powerlink     A transmission line connecting San Diego to
                        Phoenix and intermediate points.

TCBA                    Transition Cost Balancing Account

TURN                    The Utility Reform Network

UEG                     Utility Electric Generation

VaR                     Value at Risk








42