Form 10-Q
period 2002-03-31
SEMPRA ENERGY
filed 2002-05-10
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2002
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on April 30, 2002:       205,330,190
                                              ---------------------


ITEM 1.  FINANCIAL STATEMENTS.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions except per-share amounts
                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                           2002     2001
                                                        ------------------
OPERATING REVENUES
California utilities:
  Natural gas                                             $  868   $1,881
  Electric                                                   278      791
Other                                                        379      570
                                                       ------------------
    Total                                                  1,525    3,242
                                                       ------------------
OPERATING EXPENSES
Cost of natural gas distributed                              424    1,391
Electric fuel and net purchased power                         61      572
Other operating expenses                                     597      707
Depreciation and amortization                                148      142
Franchise payments and other taxes                            44       58
                                                       ------------------
    Total                                                  1,274    2,870
                                                       ------------------
Operating Income                                             251      372
Other income - net                                            35       35
Preferred dividends of subsidiaries                           (3)      (3)
Trust preferred distributions by subsidiary                   (4)      (4)
Interest expense                                             (74)     (90)
                                                        ------------------
Income before income taxes                                   205      310
Income taxes                                                  59      132
                                                       ------------------
Net income                                                $  146   $  178
                                                       ------------------
Weighted-average number of shares outstanding:
  Basic*                                                 204,853  202,285
                                                       ------------------
  Diluted*                                               206,416  203,033
                                                       ------------------
Net income per share of common stock (basic)              $ 0.71   $ 0.88
                                                       ------------------
Net income per share of common stock (diluted)            $ 0.71   $ 0.88
                                                       ------------------
Common dividends declared per share                       $ 0.25   $ 0.25
                                                       ------------------
*In thousands of shares
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                      March 31,    December 31,
                                                         2002          2001
                                                     ----------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                           $   740         $   605
    Accounts receivable - trade                             543             660
    Accounts and notes receivable - other                   201             130
    Due from unconsolidated affiliates                       34              57
    Income taxes receivable                                  61              98
    Trading assets                                        4,912           2,740
    Fixed-price contracts and other derivatives              13              57
    Regulatory assets arising from fixed-price
      contracts and other derivatives                       160             193
    Other regulatory assets                                  75              73
    Inventories                                              66             124
    Other                                                    98              71
                                                        -------         -------
      Total current assets                                6,903           4,808
                                                        -------         -------


Investments and other assets:
    Fixed-price contracts and other derivatives              12              27
    Regulatory assets arising from fixed-price
      contracts and other derivatives                       918             830
    Other regulatory assets                                 917           1,005
    Nuclear-decommissioning trusts                          522             526
    Investments                                           1,075           1,169
    Sundry                                                  566             574
                                                        -------         -------
      Total investments and other assets                  4,010           4,131
                                                        -------         -------


Property, plant and equipment:
    Property, plant and equipment                        13,073          12,806
    Less accumulated depreciation and amortization       (6,708)         (6,589)
                                                        -------         -------
      Total property, plant and equipment - net           6,365           6,217
                                                        -------         -------
Total assets                                           $ 17,278         $15,156
                                                        =======         =======




See notes to Consolidated Financial Statements.



SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                      March 31,    December 31,
                                                         2002          2001
                                                     ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                    $  1,038         $   875
    Accounts payable - trade                                563             702
    Accounts payable - other                                138             114
    Deferred income taxes                                    31              70
    Trading liabilities                                   3,618           1,793
    Dividends and interest payable                          136             139
    Regulatory balancing accounts - net                     764             660
    Regulatory liabilities                                   13              19
    Fixed-price contracts and other derivatives             171             195
    Current portion of long-term debt                       314             242
    Other                                                   679             715
                                                        -------         -------
      Total current liabilities                           7,465           5,524
                                                        -------         -------
Long-term debt                                            3,496           3,436
                                                        -------         -------
Deferred credits and other liabilities:
    Due to unconsolidated affiliate                         160             160
    Customer advances for construction                       68              67
    Post-retirement benefits other than pensions            144             145
    Deferred income taxes                                   884             847
    Deferred investment tax credits                          94              95
    Fixed-price contracts and other derivatives             920             835
    Regulatory liabilities                                   99              86
    Deferred credits and other liabilities                  846             865
                                                        -------         -------
      Total deferred credits and other liabilities        3,215           3,100
                                                        -------         -------
Preferred stock of subsidiaries                             204             204
                                                        -------         -------
Mandatorily redeemable trust preferred securities           200             200
                                                        -------         -------
Commitments and contingent liabilities (Note 2)

SHAREHOLDERS' EQUITY
Common stock(750,000,000 shares authorized;
  205,117,002 and 204,475,362 shares outstanding
  at March 31, 2002 and December 31,2001, respectively)   1,500           1,495
Retained earnings                                         1,570           1,475
Deferred compensation relating to ESOP                      (35)            (36)
Accumulated other comprehensive income (loss)              (337)           (242)
                                                        -------         -------
Total shareholders' equity                                2,698           2,692
                                                        -------         -------
Total liabilities and shareholders' equity              $17,278         $15,156
                                                        =======         =======
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                     Three Months Ended
                                                          March 31,
                                                      ----------------
                                                      2002        2001
                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 146       $ 178
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                       148         142
   Deferred income taxes and investment tax credits      3           9
   Equity in losses of unconsolidated affiliates         7           2
   Gain on sale of Energy America                       --         (34)
   Gain on sale of assets                               (2)         --
   Changes in other assets                              74        (336)
   Changes in other liabilities                        (12)         13
   Net changes in other working capital components    (187)         88
                                                      ----        ----
      Net cash provided by operating activities        177          62
                                                      ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment     (243)       (160)
   Acquisition of Sempra Metals Limited,
     net of cash acquired                              (46)         --
   Dividends received from unconsolidated affiliates     8          --
   Net proceeds from sale of Energy America             --          49
   Other - net                                          (6)         27
                                                      ----        ----
      Net cash used in investing activities           (287)       ( 84)
                                                      ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock dividends                              (51)        (50)
   Repurchase of common stock                           (3)         --
   Issuances of common stock                             4          --
   Issuances of long-term debt                         200          93
   Payments on long-term debt                          (57)       (169)
   Increase in short-term debt - net                   152         964
   Other                                                --         (15)
                                                      ----        ----
      Net cash provided by financing activities        245         823
                                                      ----        ----
Change in cash and cash equivalents                    135         801
Cash and cash equivalents, January 1                   605         637
                                                      ----        ----
Cash and cash equivalents, March 31                 $  740      $1,438
                                                     =====      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized     $   77      $   85
                                                     =====       =====
  Income tax payments (refunds) - net               $   --      $  (29)
                                                     =====       =====

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                     Three Months Ended
                                                          March 31,
                                                      ----------------
                                                      2002        2001
                                                      ----        ----

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of Sempra Metals Limited:
      Assets acquired                                     $ 1,871       $  --
      Cash paid for capital stock                            (145)         --
                                                           -----        -----
      Liabilities assumed                                 $ 1,726       $  --
                                                            =====        =====
See notes to Consolidated Financial Statements.







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 energy services company. Sempra Energy's principal subsidiaries are San Diego Gas & Electric Company (SDG&E), Southern California Gas Company (SoCalGas) (collectively referred to herein as the California utilities), Sempra Energy Trading, Sempra Energy Resources and Sempra Energy International. The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its subsidiaries.

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

The company's significant accounting policies are described in the notes to Consolidated Financial Statements in the company's Annual Report on Form 10-K for the year ended December 31, 2001 (Annual Report). The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the company's Annual Report.

As described in the notes to Consolidated Financial Statements in the company's Annual Report, the California utilities account for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations."

SFAS 142 provides guidance on how to account for goodwill and other intangible assets after an acquisition is complete, and is effective for fiscal years that start after December 15, 2001. SFAS 142 calls for amortization of goodwill to cease and requires goodwill and certain other intangibles to be tested for impairment at least annually. Amortization of goodwill, including the company's share of amounts recorded by unconsolidated subsidiaries, was $24 million, $35 million and $32 million in 2001, 2000 and 1999, respectively. In accordance with the transitional guidance of SFAS 142, recorded goodwill attributable to the company was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology. As a result, during the three-month period ended March 31, 2002, Sempra Energy International (SEI) recorded a pre-tax charge of $6 million related to the impairment of goodwill. Impairment losses are reflected in other operating expenses in the Statements of Consolidated Income.

Had the company been accounting for its goodwill under SFAS 142 for all periods presented, the company's net income and earnings per share would have been as follows (dollars in millions, except for per share amounts):

                                            Three Months Ended
                                                 March 31
                                              2002      2001
                                           ---------------------

             Reported net income             $ 146      $ 178
             Add: goodwill amortization,
                net of tax                      --          4
                                           ---------------------
             Pro forma adjusted net income   $ 146      $ 182
                                           =====================

             Reported basic and diluted
                earnings per share           $0.71      $0.88
             Add: goodwill amortization,
                net of tax                      --        .02
                                           ---------------------
             Pro forma adjusted basic and
                diluted earnings per share   $0.71      $0.90
                                           =====================

Included in the Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 were $167 million and $173 million, respectively, of unamortized goodwill related to consolidated subsidiaries (included in sundry assets) and, on both dates, $248 million of unamortized goodwill related to unconsolidated subsidiaries (included in investments). Unamortized other intangible assets were not material at March 31, 2002 and December 31, 2001.

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This applies to legal obligations associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

Upon adoption of SFAS 143, the company estimates that it would record an addition of $540 million to utility plant representing the company's share of the San Onofre Nuclear Generating Station (SONGS) estimated future decommissioning costs, and a corresponding retirement obligation liability of $540 million. The nuclear decommissioning trusts balance of $522 million at March 31, 2002 represents amounts collected for future decommissioning costs and has a corresponding offset in accumulated depreciation. Any difference between the amount of capitalized cost that would have been recorded and depreciated and the amounts collected in the nuclear decommissioning trusts will be recorded as a regulatory asset or liability. Except for SONGS, the company has not yet determined the effect of SFAS 143 on its financial statements.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has not affected the company's financial statements.

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry significantly affected the company's electric utility operations. The background of this issue is described in the company's Annual Report. Subsequent developments are described herein.

SDG&E's undercollection balance has been reduced from $392 million at December 31, 2001, to $338 million at March 31, 2002. At current rates, which include no new positive settlements with the California Public Utilities Commission (CPUC), the balance is expected to be completely recovered by mid 2005.

On March 21, 2002, the CPUC affirmed its decision prohibiting new direct access contracts after September 20, 2001, but rejected a proposal to make the prohibition retroactive to July 1, 2001. Contracts in place as of September 20, 2001 may be renewed or assigned to new parties. In a separate proceeding, the CPUC will examine the use of exit fees as a means of recovering from direct access customers the adverse effects on the California Department of Water Resources (DWR) of direct access customer departures from utility procurement.

On April 4, 2002, the CPUC approved a plan that determines how much ratepayer revenue the state's investor-owned utilities (IOUs) can collect in 2002 for utility retained generation. SDG&E continues to collect the system average rate (the 6.5-cent commodity rate ceiling plus an amount to repay the DWR for its purchases of power, as described in the company's Annual Report). The excess, if any, of the rate ceiling over actual costs is used to reduce the undercollection balance described above. Incremental Cost Incentive Pricing (ICIP) is continued for SONGS through 2003. In addition to keeping the ICIP in place, the decision retains the reduced rate of return authorized for the SONGS ratebase, both part of an overall mechanism adopted by the CPUC in 1996.

NUCLEAR INSURANCE

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E and the co-owners of SONGS could be assessed retrospective premium adjustments of up to $176 million (SDG&E's share is $36 million unless default occurs by any co-owner) in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $7.4 million.

Both the public-liability and property insurance include coverage for SDG&E and co-owners' losses resulting from acts of terrorism.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego
Superior Court seek class-action certification and allege that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to restrict pipeline capacity into California. Management believes the allegations are without merit.

Various 2000 lawsuits, which seek class-action certification and which have been consolidated in San Diego Superior Court, allege that certain company subsidiaries unlawfully manipulated the electric-energy market. Management believes the allegations are without merit.

Sempra Energy Trading (SET) is a defendant in the action at the Federal Energy Regulatory Commission (FERC) concerning rates charged certain utilities by sellers of electricity. Management does not expect any adverse findings that would be material to the company's financial condition.

At December 31, 2001, SET was due approximately $100 million from the California Independent System Operator, which had scheduled power transactions and access to the transmission system. The collection of these receivables may depend on satisfactory resolution of the financial difficulties being experienced by the California IOUs as a result of the California electric industry crisis. The company believes adequate reserves have been recorded.

Sempra Energy Resources (SER) is a defendant in an action brought by Occidental Energy Ventures (Occidental) with respect to the Elk Hills power project being jointly developed by the two companies. Occidental alleges that SER breached the joint venture agreement by not providing that Occidental would be a party to the contract with the DWR or receiving its share of the price from providing power to the DWR under the contract from Elk Hills. Management believes the allegations are without merit.

SER is a defendant in an action brought by the CPUC and the California Electricity Oversight Board at the FERC alleging that because of the dysfunctional energy market in California, the long-term power contracts entered into by the DWR should be revised or set aside as being unjust and unreasonable. Management believes the allegations are without merit. On April 24, 2002, the FERC ordered hearings on the complaints. The order requires the complainants to satisfy a "heavy" burden of proof to support a revision of the contracts, and cited the FERC's long-standing policy to recognize the sanctity of contracts from which it has deviated only in "extreme circumstances." A date for the hearing has not been set pending the completion of FERC-ordered settlement judge proceedings but the FERC announced that it expects to issue a final decision by May 2003.

SER, SET and SDG&E, along with all other sellers in the western power market, have been named defendants in a complaint filed at the FERC by the California Attorney General's office seeking refunds for electricity purchases based on alleged violations of FERC tariffs. Management believes the allegations are without merit.

Except for the matters referred to above, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the company's financial condition or results of operations.

ARGENTINE INVESTMENTS

SEI has a $350 million investment in Argentina through its ownership of approximately 40 percent of two natural gas operating utilities. As a result of the continuing decline in the value of the Argentine peso, SEI recorded a $94 million currency adjustment reduction to shareholders' equity for these investments during the first quarter of 2002. A similar, $155 million reduction in shareholders' equity was recorded during the fourth quarter of 2001. These non-cash adjustments did not affect net income, but did reduce comprehensive income and increase accumulated other comprehensive loss.

The related Argentine economic decline and government responses (including Argentina's recent unilateral, retroactive abrogation of utility agreements) are continuing to adversely affect the operations of SEI's two unconsolidated Argentine utilities. SEI has notified the Argentine government that it intends to file under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments resulting from the government actions. If it were to become probable that SEI would not recover at least the difference between its pre-currency-adjustment carrying value of these investments over their diminished value, SEI would at that time record a charge against net income equal to the shortfall. However, the effect on shareholders' equity of any such charge would be reduced or eliminated to the extent of previously recorded currency adjustments relating to SEI's Argentine investments.

QUASI-REORGANIZATION

In 1993, Pacific Enterprises (PE), parent company of SoCalGas, divested its merchandising operations and most of its oil and gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Management believes the remaining balances of the liabilities established in connection with the quasi-reorganization are adequate.

3.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                                 Three months
                                    ended
                                  March 31,
                                --------------
(Dollars in millions)           2002    2001
----------------------------------------------

Net income                      $ 146   $ 178

Foreign currency adjustments      (94)      1*

Financial instruments (Note 5)     (1)     --

                                --------------
   Comprehensive income         $  51   $ 179
----------------------------------------------
* This did not affect the reported balance of accumulated other comprehensive income due to rounding.

4.  SEGMENT INFORMATION

The company, primarily an energy services company, has three separately managed reportable segments comprised of SoCalGas, SDG&E and SET. The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the company's Annual Report, SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego county. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET, based in Stamford, Connecticut, is a wholesale trader of physical and financial energy products, including natural gas, power, crude oil and associated commodities, and a trader and wholesaler of metals, serving a broad range of customers in the United States, Canada, Europe and Asia.

The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the company's Annual Report, and segment performance is evaluated by management based on reported net income. Utility transactions are primarily based on rates set by the CPUC and the FERC. There were no significant changes in segment assets during the three months ended March 31, 2002, except for the increase in trading assets, as shown on the Consolidated Balance Sheets and as discussed in Note 6.

------------------------------------------------
                            Three-month periods
                               ended March 31,
                             -------------------
(Dollars in millions)          2002       2001
------------------------------------------------
Operating Revenues:
  Southern California Gas    $  722       $1,548
  San Diego Gas & Electric      427        1,129
  Sempra Energy Trading         206          358
  Intersegment revenues          (3)          (5)
  Other                         173          212
                             -------------------
    Total                    $1,525       $3,242
------------------------------------------------
Net Income:
  Southern California Gas*   $   60       $   51
  San Diego Gas & Electric*      53           52
  Sempra Energy Trading          42           86
  Other                          (9)         (11)
                             -------------------
    Total                    $  146       $  178
------------------------------------------------
* after preferred dividends

------------------------------------------------
                                 Balance at
                            --------------------
                            March 31,  December 31,
                                2002       2001
--------------------------------------------------
Assets:
  Southern California Gas    $ 4,053     $ 3,762
  San Diego Gas & Electric     5,328       5,444
  Sempra Energy Trading        5,309       3,114
  Other                        2,588       2,836
                              --------------------
    Total                    $17,278     $15,156
--------------------------------------------------

5. FINANCIAL INSTRUMENTS

Note 10 of the notes to Consolidated Financial Statements in the company's Annual Report discusses the company's financial instruments, including the adoption of SFAS 133, accounting for derivative instruments and hedging activities, market risk, interest-rate risk management, energy derivatives and contracts, and fair value. Additional activity and information since January 1, 2002 related to financial instruments are described herein.

 At March 31, 2002, $13 million in current assets, $12 million in noncurrent assets, $171 million in current liabilities and $920 million in noncurrent liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $160 million in current regulatory assets, $918 million in noncurrent regulatory assets, $2 million in regulatory balancing account liabilities and $2 million in current regulatory liabilities were recorded in the Consolidated Balance Sheets as of March 31, 2002. For the three months ended March 31, 2002, $2 million of losses were recorded in Other Operating Income in the Statements of Consolidated Income. Additionally, $10 million was a market value adjustment to long-term debt related to two fixed-to-floating interest rate swap agreements.

6.  RECENT TRANSACTIONS

Recently, SET announced three acquisitions that will add base metals trading and warehousing to its trading business. On February 4, 2002, SET completed the acquisition of London-based Enron Metals Limited, a leading metals trader on the London Metals Exchange, for $145 million (subject to completion of an audit). The company has been renamed Sempra Metals Limited. Its primary asset, $1.5 billion of base metals, of which $1.4 billion arises from sale and repurchase transactions, is included in Trading Assets in the March 31, 2002 consolidated balance sheet, along with $160 million of other commodities from SET's ongoing trading activities. On April 26, 2002, SET completed the acquisition of the metals concentrates business of New York-based Enron Metals & Commodity Corp., a leading global trader of copper, lead and zinc concentrates, for $44 million. Also in April 2002, SET completed the acquisition of the U.S. warehousing business of Henry Bath, Inc. and the European and Asian assets of the Liverpool, England-based Henry Bath Limited and subsidiaries, which provide warehousing services for non-ferrous metals in Europe and Asia, for a total of $36 million. These acquisitions are expected to contribute to Sempra Energy's earnings in 2002.

In April and May of 2002, the company publicly offered and sold $600 million in "Equity Units." Each unit consists of $25 principal amount of the company's 5.60% senior notes due May 17, 2007 and a purchase contract to purchase the company's common stock on May 17, 2005. The company intends to use the net proceeds of the offering to repay a portion of its short-term debt, including debt used to finance the capital expenditure program for Sempra Energy Global Enterprises, the holding company for most of Sempra Energy's unregulated subsidiaries.



ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the company's Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature, the DWR and the FERC; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The company's California utility operations have historically been a major source of liquidity. However, beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity and its ability to make funds available to Sempra Energy were adversely affected by the electric cost undercollections resulting from a temporary ceiling on electric rates legislatively imposed in response to high electric costs. Significant growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement extends through December 31, 2002. In addition, the CPUC is conducting proceedings intended to establish guidelines and procedures for the eventual resumption of electricity procurement by SDG&E and the other California IOUs. Electric costs are now below and are expected to remain below the rates under the rate ceiling. See further discussion in the company's Annual Report.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three-month period ended March 31, 2002, the increase in cash flows from operations compared to the corresponding period in 2001 was primarily due to SDG&E's undercollection of purchased-power costs that peaked at $747 million in March of 2001 and which decreased to $392 million at December 31, 2001 and $338 million at March 31, 2002.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment by the California utilities are estimated to be $700 million for the full year 2002 and are being financed primarily by internally generated funds and security issuances. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Capital expenditures for property, plant and equipment by the company's other business are estimated to be $900 million for the full year 2002.

Recently, SET announced three acquisitions that will add base metals trading and warehousing to its trading business. On February 4, 2002, SET completed the acquisition of London-based Enron Metals Limited, a leading metals trader on the London Metals Exchange, for $145 million (subject to completion of an audit). The company has been renamed Sempra Metals Limited. On April 26, 2002, SET completed the acquisition of the metals concentrates business of New York-based Enron Metals & Commodity Corp., a leading global trader of copper, lead and zinc concentrates, for $44 million. Also in April 2002, SET completed the acquisition of the U.S. warehousing business of Henry Bath, Inc. and the European and Asian assets of the Liverpool, England-based Henry Bath Limited and subsidiaries, which provide warehousing services for non-ferrous metals in Europe and Asia, for a total of $36 million. These acquisitions are expected to contribute to Sempra Energy's earnings in 2002.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three-month period ended March 31, 2002, cash flows from financing activities decreased from the corresponding period in 2001 due primarily to the above-normal drawdowns of lines of credit in the 2001 period.

In April and May of 2002, the company publicly offered and sold $600 million in "Equity Units." Each unit consists of $25 principal amount of the company's 5.60% senior notes due May 17, 2007 and a purchase contract to purchase the company's common stock on May 17, 2005. The company intends to use the net proceeds of the offering to repay a portion of its short-term debt, including debt used to finance the capital expenditure program for Sempra Energy Global Enterprises.

In April 2002, Fitch, Inc. confirmed its prior credit ratings of the company's senior unsecured debt at A with a stable outlook as well as confirming its prior ratings of the company's other debt and that of its subsidiaries; Standard & Poor's reduced its ratings of the company's senior unsecured debt from A with a negative outlook to A-with a stable outlook, and made corresponding adjustments in the ratings and outlook of the company's other debt and that of its subsidiaries; and Moody's Investors Service, Inc., which currently rates the company's senior unsecured debt at A2 with a negative outlook, confirmed its prior ratings of the debt of SoCalGas and the short-term debt and variable rate demand bonds of SDG&E, but placed its ratings of the debt of Sempra Energy and the other debt of Sempra Energy's subsidiaries under review for possible downgrade.

RESULTS OF OPERATIONS

Net income and net income per share decreased for the three-month period ended March 31, 2002, compared to the corresponding period in 2001, primarily due to reduced income in 2002 from SET as described below and the 2001 gain on sale of Energy America, partially offset by lower interest expense in 2002.

Income tax expense decreased for the three-month period ended March 31, 2002, compared to the corresponding period in 2001, primarily due to lower income before taxes in 2002 and an additional expense recorded in the first quarter of 2001 related to the position of the Internal Revenue Service on a prior year's deduction.

The decrease in interest expense was primarily due to a decrease in outstanding debt.

The decreases in other operating revenues and operating expenses were primarily due to decreased volatility in energy commodity markets during 2002 at SET and lower energy commodity prices during 2002 at SER.


UTILITY OPERATIONS

The tables below summarize the natural gas and electric volumes and revenues by customer class for the three-month periods ended March 31, 2002 and 2001.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                            Volumes    Revenue    Volumes    Revenue    Volumes    Revenue
                      ----------------------------------------------------------------------
2002:
 Residential                    108    $  686         1     $  2         109      $  688
 Commercial and industrial       34       175        73       36         107         211
 Electric generation plants      --        --        53        9          53           9
 Wholesale                       --        --        11        1          11           1
                            ---------------------------------------------------------------
                                142    $  861       138     $ 48         280         909
 Balancing accounts and other                                                        (41)
                                                                                 --------
   Total                                                                          $  868
--------------------------------------------------------------------------------------------
2001:
 Residential                    118    $1,328         1     $  2         119      $1,330
 Commercial and industrial       34       360        65       63          99         423
 Electric generation plants      --        --       118       31         118          31
 Wholesale                       --        --         8        4           8           4
                            ---------------------------------------------------------------
                                152    $1,688       192     $100         344       1,788
 Balancing accounts and other                                                         93
                                                                                 --------
   Total                                                                          $1,881
--------------------------------------------------------------------------------------------


The decrease in natural gas revenue is primarily due to lower natural gas prices and decreased transportation for electric generation plants.

The decrease in the cost of natural gas distributed was primarily due to lower natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the company's Annual Report, current or future core customer rates normally recover the actual cost of natural gas on a substantially concurrent basis.

Electric Distribution and Transmission
(Volumes in millions of Kwhrs, dollars in millions)
                                   2002              2001
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                1,658     $ 174    1,654    $ 225
  Commercial                 1,425       138    1,506      255
  Industrial                   419        33      765      170
  Direct access                803        24      587       19
  Street and highway lighting   22         2       22        3
  Off-system sales              --        --      424       89
                        ------------------------------------------
                             4,327       371    4,958      761
  Balancing and other                    (93)               30
                        ------------------------------------------
  Total                      4,327     $ 278    4,958    $ 791
                        ------------------------------------------

The decreases in electric revenues and in electric fuel and net purchased power expense were primarily due to the effect of lower electric commodity costs, which are passed on to customers without markup, and decreased off-system sales. Under the current regulatory framework, changes in on-system prices normally do not affect net income, as explained in the Annual Report.


SEMPRA ENERGY TRADING

SET, headquartered in Stamford, Connecticut and acquired on December 31, 1997, is a wholesale trader of physical and financial energy products, including natural gas, power, crude oil and associated commodities, and a trader and wholesaler of metals, serving a broad range of customers in the United States, Canada, Europe and Asia. In addition to the transactions described below in "Market Risk," SET also enters into long-term structured transactions. SET recorded net income of $42 million and $86 million for the three-month periods ended March 31, 2002 and 2001, respectively. The decrease in net income was primarily due to decreased volatility in energy commodity markets and energy commodity prices during 2002.

For the three-month period ended March 31, 2002, SET recorded net revenues of $206 million compared to $358 million for the corresponding period in 2001. SET's gross revenues were $6.7 billion and $9.5 billion for the three-month periods ended March 31, 2002 and 2001, respectively.

The following tables summarize SET's trading margin by geographical region and by product line for the three-month periods ended March 31, 2002 and 2001.

                                               Three Months Ended
                                                    March 31
Trading Margin (dollars in millions)             2002      2001
--------------------------------------------------------------------
Geographical:
   North America                               $   90     $  217
   Europe/Asia                                     47         32
                                            ------------------------
     Total                                     $  137     $  249
                                            ========================
Product Line:
   Gas                                         $   67     $   59
   Power                                           23        148
   Oil/Crude & Products                            39         43
   Metals and other                                 8         (1)
                                            ------------------------
     Total                                     $  137     $  249
                                            ========================

The estimated fair values for SET's trading activities as of March 31, 2002, and the periods during which unrealized revenues are expected to be realized, are (dollars in millions):

                        Fair Market
                          Value at
                          March 31  /--Expected Realization (in months)--/
Source of fair value        2002      0-12     13-24      25-36      >36
----------------------------------------------------------------------------
Exchange prices           $ (112)    $ (85)    $  (27)    $  --     $  --
Prices actively quoted       744       541        212        (9)       --
Prices provided by other
   external sources          (11)      (15)        (8)       (6)       18
Prices based on models
   and other valuation
   methods                    (4)      (30)         5        20         1
                          --------------------------------------------------
Total                     $  617     $ 411     $  182     $   5     $  19
                          ==================================================
                            100.0%    66.6%     29.5%      0.8%      3.1%


The following table summarizes the counterparty credit quality and exposure for SET expressed in terms of percentage of total trading assets. These exposures are net of collateral in the form of customer margin and/or letters of credit.

                                          March 31     December 31
                                             2002          2001
--------------------------------------------------------------------
Commodity Exchanges                          12 %            8 %
Investment Grade                             64 %           72 %
Below Investment Grade                       24 %           20 %
--------------------------------------------------------------------

SEMPRA ENERGY INTERNATIONAL

SEI develops, operates and invests in energy-infrastructure systems. SEI has interests in natural gas and/or electric transmission and distribution projects in Argentina, Chile, Mexico, Peru and the eastern United States, and is pursuing other projects, primarily in Mexico. Results for SEI were net income of $8 million and $5 million for the three-month periods ended March 31, 2002 and 2001, respectively. The increase in net income was primarily due to increased profitability of the company's utility operations in Mexico, Chile and Peru. Argentina's economic problems had no material impact on SEI's earnings for the first quarter 2002. A discussion of the Argentine issue is included in Note 2 of the notes to Consolidated Financial Statements.

SEMPRA ENERGY RESOURCES

SER develops, owns and operates power plants for the competitive market, and owns natural gas storage, production and transportation assets. Results for SER were a net loss of $3 million for the three-month period ended March 31, 2002, compared with net income of $4 million for the corresponding period in 2001. The loss was primarily due to lower energy commodity prices in 2002 and development costs for new power plants.

In accordance with SER's May 2001 agreement with the DWR to supply up to 1,900 megawatts of power to the state of California, sales to the DWR resumed on April 1, 2002. SER continues to perform all obligations under this contract, which is scheduled to end on September 30, 2011. Subsequent to the state's signing of this contract and electricity-supply contracts with other vendors, various state officials have contended that the rates called for by the contracts are too high. These rates substantially exceed current spot-market prices for electricity, but are substantially lower than those prevailing at the time the contracts were signed. The company believes that its contract prices were fair, but has offered to renegotiate certain aspects of its contract (which would not affect the long-term profitability) in a manner mutually beneficial to SER and the state. In February 2002, the CPUC and the California Electricity Oversight Board petitioned the FERC to determine that the contracts do not provide just and reasonable rates, and to abrogate or reform the contracts. On April 24, 2002, the FERC ordered hearings on the complaints. The order requires the complainants to satisfy a "heavy" burden of proof to support a revision of the contracts, and cited the FERC's long-standing policy to recognize the sanctity of contracts from which it has deviated only in "extreme circumstances." A date for the hearing has not been set pending the completion of settlement judge proceedings that are scheduled to begin on May 16, 2002, but the FERC order announced that it expects to issue a final decision by May 2003.

OTHER OPERATIONS

Sempra Energy Solutions (SES) provides integrated energy-related products and services to commercial, industrial, government, institutional and consumer markets. SES recorded net income of $1 million for the three-month period ending March 31, 2002, compared with a net loss of $6 million for the corresponding period in 2001. The improvement resulted from a growing customer base and increased profit margins on energy-procurement contracts.

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties and alternative-fuel projects. SEF's portfolio includes 1,300 properties throughout the United States, Puerto Rico and the Virgin Islands. These investments are expected to provide income-tax benefits (primarily from income-tax credits) over 10-year periods. SEF recorded net income of $7 million and $8 million for the three-month periods ended March 31, 2002 and 2001, respectively. SEF's future investment policy is dependent on the company's future domestic income-tax position.

FACTORS INFLUENCING FUTURE PERFORMANCE

Base results of the company in the near future will depend primarily on the results of the California utilities, while earnings growth and volatility will result primarily from activities at SET, SEI, SER and other businesses. Recent developments concerning the factors influencing future performance are summarized below. Note 2 of the notes to Consolidated Financial Statements and the company's Annual Report describe events in the deregulation of California's electric and natural gas industries.

Investments

As described in the company's Annual Report, the company has various investments and projects that will impact the company's future performance. Recently, SET announced three acquisitions that will add base metals trading and warehousing to its trading business. These acquisitions are Enron Metals Limited (renamed Sempra Metals Limited), Enron Metals & Commodity Corp. and Henry Bath, and are further described in Note 6 of the notes to Consolidated Financial Statements. These acquisitions are expected to contribute to Sempra Energy's earnings in 2002.

Electric-Generation Assets

As described in the company's Annual Report, the company is involved in the development of several electric-generation projects that will impact the company's future performance. The power plants that SER is building in Arizona, California and Mexico are on schedule to commence operations by the end of 2003. The company has approximately 2,400 megawatts of new generation in operation or under construction. The 570-megawatt Elk Hills power project, near Bakersfield, California, is about 50 percent complete and on schedule to begin commercial operations in March 2003. SER's projected portfolio of plants in the western United States and Baja California, Mexico, will supply power to the state of California under SER's agreement with the DWR. See further discussion above related to SER and its contract with the DWR.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 142 provides guidance on how to account for goodwill and other intangible assets after an acquisition is complete. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations.

See further discussion in Note 1 of the notes to Consolidated
Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report. As noted in that report, the California utilities may, at times, be exposed to limited market risk in their natural gas purchase, sale and storage activities as a result of activities under SDG&E's gas Performance-Based Regulation mechanism or SoCalGas' Gas Cost Incentive Mechanism. The risk is managed within the parameters of the company's market-risk management and trading framework. The Value at Risk (VaR) for SET at March 31, 2002, and the average VaR for the three-month period ended March 31, 2002, at the 95-percent and 99-percent confidence interval (one-day holding period) were as follows (in millions of dollars):

                                                  95%       99%
                                                ------    ------
     At March 31, 2002                           $9.1     $12.9
     Average for the three months ended 3/31/02   6.5       9.1

As of March 31, 2002, the total VaR of the California utilities' natural gas positions was not material.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE

Sempra Energy's 13-member board of directors is divided into three classes whose terms are staggered so that the term of one class expires at each Annual Meeting of Shareholders. At the annual meeting on May 7, 2002, the shareholders of Sempra Energy elected four directors for a three-year term expiring in 2005. The name of each nominee and the number of shares voted for or withheld were as follows:

Nominees                    Votes For           Votes Withheld
-------------------------------------------------------------

Hyla H. Bertea             174,408,869             7,777,141
Richard A. Collato         174,627,255             7,558,755
William C. Rusnack         175,215,622             6,970,388
William P. Rutledge        175,332,597             6,853,413

The results of the voting on the following shareholder proposals, which were submitted from the floor at the annual meeting on May 7, 2002, were as follows:

(a) A proposal recommending that the company's independent auditors not perform any work for the company in addition to auditing.

     In Favor          10,420
     Opposed      182,175,590

(b) A proposal recommending that the company name annually the directors who have philanthropic links to the company and the latest annual sum.

     In Favor          10,420
     Opposed      182,175,590

Additional information concerning the election of the board of directors is contained in Sempra Energy's Notice of 2002 Annual
Meeting of Shareholders and Proxy Statement.

ITEM 5.  OTHER INFORMATION

A new collective bargaining agreement for field, technical and most clerical employees at SoCalGas represented by the Utility Workers' Union of America or the International Chemical Workers' Council has been negotiated. The new agreement on wages, hours and working conditions is in effect through December 31, 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2001:

Current Report on Form 8-K filed January 28, 2002, filing as an exhibit Sempra Energy's press release of January 24, 2002, giving the financial results for the year ended December 31, 2001.

Current Report on Form 8-K filed April 29, 2002, filing as an exhibit Sempra Energy's press release of April 23, 2002, giving the financial results for the three-month period ended March 31, 2002.

Current Report on Form 8-K filed April 30, 2002, announcing the public offering of Sempra Energy's Equity Units.




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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)



Date: May 9, 2002                By:       /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Sr. Vice President and Controller




1

3

1

17

1

25