Form 10-Q
period 2002-06-30
SEMPRA ENERGY
filed 2002-08-13
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2002
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on July 31, 2002:       204,828,575
                                              ---------------------



ITEM 1.  FINANCIAL STATEMENTS.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions except per-share amounts
                                                       Three Months Ended
                                                             June 30,
                                                       ------------------
                                                         2002       2001
                                                       -------    -------
OPERATING REVENUES
California utilities:
  Natural gas                                          $   762    $ 1,112
  Electric                                                 318        319
Other                                                      414        464
                                                       -------    -------
    Total                                                1,494      1,895
                                                       -------    -------
OPERATING EXPENSES
Cost of natural gas distributed                            305        669
Electric fuel and net purchased power                       79         90
Other operating expenses                                   683        675
Depreciation and amortization                              152        139
Franchise payments and other taxes                          43         50
                                                       -------    -------
    Total                                                1,262      1,623
                                                       -------    -------
Operating Income                                           232        272
Other income - net                                          16         27
Preferred dividends of subsidiaries                         (3)        (3)
Trust preferred distributions by subsidiary                 (5)        (5)
Interest expense                                           (76)       (90)
                                                       -------    -------
Income before income taxes                                 164        201
Income taxes                                                17         64
                                                       -------    -------
Net income                                             $   147    $   137
                                                       =======    =======
Weighted-average number of shares outstanding:
  Basic*                                               205,354    203,400
                                                       -------    -------
  Diluted*                                             207,084    205,963
                                                       -------    -------
Net income per share of common stock (basic)           $  0.72    $  0.67
                                                       -------    -------
Net income per share of common stock (diluted)         $  0.71    $  0.66
                                                       -------    -------
Common dividends declared per share                    $  0.25    $  0.25
                                                       =======    =======
*In thousands of shares
See notes to Consolidated Financial Statements.


SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions except per-share amounts
                                                         Six Months Ended
                                                             June 30,
                                                       ------------------
                                                         2002       2001
                                                       -------    -------
OPERATING REVENUES
California utilities:
  Natural gas                                          $ 1,630    $ 2,993
  Electric                                                 596      1,110
Other                                                      728        911
                                                       -------    -------
    Total                                                2,954      5,014
                                                       -------    -------
OPERATING EXPENSES
Cost of natural gas distributed                            729      2,060
Electric fuel and net purchased power                      140        662
Other operating expenses                                 1,215      1,259
Depreciation and amortization                              300        281
Franchise payments and other taxes                          87        108
                                                       -------    -------
    Total                                                2,471      4,370
                                                       -------    -------
Operating Income                                           483        644
Other income - net                                          51         62
Preferred dividends of subsidiaries                         (6)        (6)
Trust preferred distributions by subsidiary                 (9)        (9)
Interest expense                                          (150)      (180)
                                                       -------    -------
Income before income taxes                                 369        511
Income taxes                                                76        196
                                                       -------    -------
Net income                                             $   293    $   315
                                                       =======    =======
Weighted-average number of shares outstanding:
  Basic*                                               205,105    202,846
                                                       -------    -------
  Diluted*                                             206,729    204,455
                                                       -------    -------
Net income per share of common stock (basic)           $  1.43    $  1.55
                                                       -------    -------
Net income per share of common stock (diluted)         $  1.42    $  1.54
                                                       -------    -------
Common dividends declared per share                    $  0.50    $  0.50
                                                       =======    =======
*In thousands of shares
See notes to Consolidated Financial Statements.


SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                      June 30,    December 31,
                                                         2002          2001
                                                     ----------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                           $   522         $   605
    Accounts receivable - trade                             521             660
    Accounts and notes receivable - other                   104             130
    Due from unconsolidated affiliates                       54              57
    Income taxes receivable                                  --              98
    Trading assets                                        4,681           2,740
    Fixed-price contracts and other derivatives               7              57
    Regulatory assets arising from fixed-price
      contracts and other derivatives                       135             193
    Other regulatory assets                                  74              73
    Inventories                                              74             124
    Other                                                   160              71
                                                        -------         -------
      Total current assets                                6,332           4,808
                                                        -------         -------


Investments and other assets:
    Fixed-price contracts and other derivatives              38              27
    Regulatory assets arising from fixed-price
      contracts and other derivatives                     1,024             830
    Other regulatory assets                                 863           1,005
    Nuclear-decommissioning trusts                          521             526
    Investments                                           1,201           1,169
    Sundry                                                  622             574
                                                        -------         -------
      Total investments and other assets                  4,269           4,131
                                                        -------         -------


Property, plant and equipment:
    Property, plant and equipment                        13,336          12,806
    Less accumulated depreciation and amortization       (6,825)         (6,589)
                                                        -------         -------
      Total property, plant and equipment - net           6,511           6,217
                                                        -------         -------
Total assets                                            $17,112         $15,156
                                                        =======         =======




See notes to Consolidated Financial Statements.



SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                      June 30,    December 31,
                                                         2002          2001
                                                     ----------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                    $    423         $   875
    Accounts payable - trade                                604             702
    Accounts payable - other                                 66             114
    Income taxes payable                                      7              --
    Deferred income taxes                                    14              70
    Trading liabilities                                   3,594           1,793
    Dividends and interest payable                          144             139
    Regulatory balancing accounts - net                     744             660
    Regulatory liabilities                                    9              19
    Fixed-price contracts and other derivatives             138             195
    Current portion of long-term debt                       284             242
    Other                                                   748             715
                                                        -------         -------
      Total current liabilities                           6,775           5,524
                                                        -------         -------
Long-term debt                                            3,902           3,436
                                                        -------         -------
Deferred credits and other liabilities:
    Due to unconsolidated affiliate                         162             160
    Customer advances for construction                       68              67
    Post-retirement benefits other than pensions            143             145
    Deferred income taxes                                   840             847
    Deferred investment tax credits                          92              95
    Fixed-price contracts and other derivatives           1,024             835
    Regulatory liabilities                                  110              86
    Deferred credits and other liabilities                  899             865
                                                        -------         -------
      Total deferred credits and other liabilities        3,338           3,100
                                                        -------         -------
Preferred stock of subsidiaries                             204             204
                                                        -------         -------
Mandatorily redeemable trust preferred securities           200             200
                                                        -------         -------
Commitments and contingent liabilities (Note 2)

SHAREHOLDERS' EQUITY
Common stock (750,000,000 shares authorized;
  205,421,877 and 204,475,362 shares outstanding
  at June 30, 2002 and December 31, 2001, respectively)   1,446           1,495
Retained earnings                                         1,665           1,475
Deferred compensation relating to ESOP                      (34)            (36)
Accumulated other comprehensive income (loss)              (384)           (242)
                                                        -------         -------
Total shareholders' equity                                2,693           2,692
                                                        -------         -------
Total liabilities and shareholders' equity              $17,112         $15,156
                                                        =======         =======
See notes to Consolidated Financial Statements.


SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                      Six Months Ended
                                                          June 30,
                                                      ----------------
                                                      2002        2001
                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 293       $ 315
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                       300         281
   Deferred income taxes and investment tax credits    (54)         --
   Equity in losses of unconsolidated affiliates        (8)          3
   Gain on sale of Energy America                       --         (33)
   Gain on sale of assets                               (8)         --
   Gain on fixed-price contracts and other derivatives  (5)         --
   Changes in other assets                              77        (245)
   Changes in other liabilities                         23          77
   Net changes in other working capital components     136        (167)
                                                      ----        ----
      Net cash provided by operating activities        754         231
                                                      ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property, plant and equipment     (559)       (378)
   Investments and acquisitions of affiliates,
     net of cash acquired                              (99)         --
   Dividends received from unconsolidated affiliates     9          --
   Net proceeds from sale of Energy America             --          51
   Other - net                                        (110)         56
                                                      ----        ----
      Net cash used in investing activities           (759)       (271)
                                                      ----        ----
CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock dividends                             (102)       (101)
   Repurchase of common stock                           (4)         --
   Issuances of common stock                            11          --
   Issuances of long-term debt                         800         675
   Payments on long-term debt                         (303)       (372)
   Increase(decrease)in short-term debt - net         (462)        628
   Loan from unconsolidated affiliate                   --         160
   Other                                               (18)          1
                                                      ----        ----
      Net cash provided by (used in) financing
        activities                                     (78)        991
                                                      ----        ----
Change in cash and cash equivalents                    (83)        951
Cash and cash equivalents, January 1                   605         637
                                                      ----        ----
Cash and cash equivalents, June 30                  $  522      $1,588
	                                               =====      ======



SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                      Six Months Ended
                                                          June 30,
                                                      ----------------
                                                      2002        2001
                                                      ----        ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized     $  141      $  169
                                                     =====       =====
  Income tax payments - net                         $   24      $   36
                                                     =====       =====




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Acquisition of subsidiaries:
      Assets acquired                                     $1,210       $   --
      Cash paid for capital stock                           (199)          --
                                                           -----        -----
      Liabilities assumed                                 $1,011       $   --
                                                           =====        =====
See notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 holding company. Sempra Energy's subsidiaries include San Diego Gas & Electric Company (SDG&E), Southern California Gas Company (SoCalGas) (collectively referred to herein as the California utilities), Sempra Energy Trading (SET), Sempra Energy Resources (SER), Sempra Energy International (SEI), Sempra Energy Solutions (SES) and Sempra Energy Financial (SEF). The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its consolidated subsidiaries.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2001 (Annual Report) and Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

The company's significant accounting policies are described in Note 2 of the notes to Consolidated Financial Statements in the company's Annual Report. The same accounting policies are followed for interim reporting purposes.

As described in the notes to Consolidated Financial Statements in the company's Annual Report, SDG&E accounts for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

EARNINGS PER SHARE

Diluted net income per share of common stock is less than basic net income per share of common stock due to the effect of applicable common stock options.

EQUITY UNITS

In April and May of 2002, the company publicly offered and sold $600 million in "Equity Units." Each unit consists of $25 principal amount of the company's 5.60% senior notes due May 17, 2007 and a contract to purchase for $25 on May 17, 2005, between .8190 and .9992 of a share of the company's common stock, with the precise number determined by the then-prevailing market prices. The company used the net proceeds of the offering primarily to repay a portion of its short-term debt, including debt used to finance the capital expenditure program for Sempra Energy Global Enterprises, the holding company for most of the company's principal subsidiaries other than the California utilities. The Equity Units are recorded as long-term debt in the Consolidated Balance Sheets and the issuance costs were allocated between debt and equity issuance costs.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations."

SFAS 142 provides guidance on how to account for goodwill and other intangible assets after an acquisition is complete, and is effective for fiscal years that start after December 15, 2001. SFAS 142 calls for amortization of goodwill to cease and requires goodwill and certain other intangibles to be tested for impairment at least annually. Amortization of goodwill, including the company's share of amounts recorded by unconsolidated subsidiaries, was $6 million and $12 million for the three and six months ended June 30, 2001, respectively. In accordance with the transitional guidance of SFAS 142, recorded goodwill attributable to the company was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology. As a result, during the first quarter of 2002, SEI recorded a pre-tax charge of $6 million related to the impairment of goodwill related to its two domestic subsidiaries. Impairment losses are reflected in other operating expenses in the Statements of Consolidated Income.

Had the company been accounting for its goodwill under SFAS 142 for all periods presented, the company's net income and earnings per share would have been as follows (dollars in millions, except for per share amounts):

                                             Three Months Ended
                                                 June 30,
                                              2002      2001
                                           ---------------------

             Reported net income             $ 147      $ 137
             Add: goodwill amortization,
                net of tax                                  3
                                           ---------------------
             Pro forma adjusted net income   $ 147      $ 140
                                           =====================

             Reported basic earnings
                per share                    $0.72      $0.67
             Add: goodwill amortization,
                net of tax                                .02
                                           ---------------------
             Pro forma adjusted basic
                earnings per share           $0.72      $0.69
                                           =====================

             Reported diluted earnings
                per share                    $0.71      $0.66
             Add: goodwill amortization,
                net of tax                                .02
                                           ---------------------
             Pro forma adjusted diluted
                earnings per share           $0.71      $0.68
                                           =====================

                                             Six Months Ended
                                                 June 30,
                                              2002      2001
                                           ---------------------

             Reported net income             $ 293      $ 315
             Add: goodwill amortization,
                net of tax                                  7
                                           ---------------------
             Pro forma adjusted net income   $ 293      $ 322
                                           =====================

             Reported basic earnings
                per share                    $1.43      $1.55
             Add: goodwill amortization,
                net of tax                                .04
                                           ---------------------
             Pro forma adjusted basic
                earnings per share           $1.43      $1.59
                                           =====================

             Reported diluted earnings
                per share                    $1.42      $1.54
             Add: goodwill amortization,
                net of tax                                .03
                                           ---------------------
             Pro forma adjusted diluted
                earnings per share           $1.42      $1.57
                                           =====================

Included in the Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 were $167 million and $173 million, respectively, of unamortized goodwill related to consolidated subsidiaries, primarily SET (included in sundry assets), and, on both dates, $248 million (before foreign currency translation adjustments) of unamortized goodwill related to unconsolidated subsidiaries, primarily those located in South America (included in investments). Unamortized other intangible assets were not material at June 30, 2002 and December 31, 2001.

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

Upon adoption of SFAS 143, the company estimates that it would record an addition of $540 million to utility plant representing the company's share of the San Onofre Nuclear Generating Station (SONGS) estimated future decommissioning costs, and a corresponding retirement obligation liability of $540 million. The nuclear decommissioning trusts balance of $521 million at June 30, 2002 represents amounts collected for future decommissioning costs and earnings thereon, and has a corresponding offset in accumulated depreciation ($369 million related to SONGS Units 2 and 3) and deferred credits ($152 million related to SONGS Unit 1). Any difference between the amount of capitalized cost that would have been recorded and depreciated and the amounts collected in the nuclear decommissioning trusts will be recorded as a regulatory asset or liability. Except for SONGS, the company has not yet determined the effect of SFAS 143 on its financial statements.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144, which governs the determination of whether the carrying value of certain assets, primarily property, plant and equipment, should be reduced, has not affected the company's financial statements.

In June, 2002, a consensus was reached in Emerging Issues Task Force
(EITF) Issue 02-3, which codifies existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, effective for financial statements issued for periods ending after July 15, 2002. This requires that SES change its method of recording trading activities from gross to net. All other Sempra Energy subsidiaries were already recording trading activities net and require no change. The company is not early-adopting this consensus; however, SES is changing to the net method immediately. At a later date, the EITF will also address the application of fair value accounting in situations where there is very little market information, including whether it is appropriate to use fair-value accounting and, if so, how fair value should be determined.

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry significantly affected the company's electric utility operations. The background of this issue is described in the company's Annual Report. Subsequent developments are described herein.

SDG&E's undercollection balance has been reduced from $392 million at December 31, 2001, to $314 million at June 30, 2002. SDG&E has filed an application with the California Public Utilities Commission (CPUC) for a rate surcharge. However, even at current rates and allocation of those rates between the California Department of Water Resources (DWR) and SDG&E, the balance is expected to be completely recovered by mid 2005. Also at issue is the ownership of certain power sale profits. As previously discussed in Note 14 of the notes to Consolidated Financial Statements in the Annual Report, the CPUC rejected portions of a memorandum of understanding with respect to a settlement of regulatory issues related to electricity contracts held by SDG&E. The proposed settlement would have granted SDG&E ownership of its power sale profits in exchange for crediting $219 million to customers to offset the rate-ceiling balancing account. Instead, the CPUC asserted that all the profits associated with the contracts (which the CPUC estimated to be $363 million) should accrue to the benefit of customers. The company believes the CPUC's calculation of these profits is incorrect. Moreover, the company believes that all profits associated with the contracts properly are for the benefit of SDG&E shareholders rather than customers. Accordingly, SDG&E has challenged the CPUC's disallowance of profits from the contracts in both the California Court of Appeals and in Federal District Court.

These court proceedings have been held in abeyance pending the CPUC's consideration of another proposed settlement that has been negotiated with the CPUC legal division and is the subject of ongoing public hearings. The settlement, if approved by the CPUC, would dispose of all issues relating to the contracts by allocating an additional $24 million of power sale profits to customers by a reduction of the rate-ceiling balancing account. The settlement, if approved, would not adversely affect SDG&E's financial position, liquidity or results of operations. If the settlement is not approved, SDG&E intends to proceed with its previously instituted litigation seeking the allocation of all power sale profits to shareholders.

On March 21, 2002, the CPUC affirmed its decision prohibiting new direct access contracts after September 20, 2001, but rejected a proposal to make the prohibition retroactive to July 1, 2001. Contracts in place as of September 20, 2001 may be renewed or assigned to new parties. In a separate proceeding, the CPUC will examine the use of exit fees as a means of recovering from direct access customers the adverse effects on the DWR of direct access customer departures from utility procurement.

On April 4, 2002, the CPUC approved a plan that determines how much ratepayer revenue the state's investor-owned utilities (IOUs) can collect in 2002 for utility-retained generation. SDG&E continues to collect the system average rate of 7.96 cents/kWh (the 6.5-cent commodity rate ceiling, plus an amount sufficient to repay the DWR for its purchases of power for utility customers, and a 0.7-cent/kWh "competition transition charge" rate. The excess, if any, of the system average rate over actual costs is used to reduce the undercollection balance described above. Incremental Cost Incentive Pricing (ICIP) is continued for SONGS through 2003. When ICIP is replaced with traditional rate-setting mechanisms in 2004, the SONGS ratebase will start at zero, resulting in no significant earnings until new plant additions at SONGS accumulate to significant amounts. SDG&E has requested a rehearing of this decision as it is contrary to the market-based pricing contemplated in the overall mechanism adopted by the CPUC in 1996. Market-based treatment would provide positive earnings if the plant's operating costs were below the revenues produced by sales to the competitive market.

Since early 2001, the DWR has procured power for each of the California IOUs because of their actual or imminent inability to finance the procurement themselves. In March of 2002, the CPUC established the allocation of the power and the related cost responsibility among the California electric utilities for power sold by DWR. SDG&E's allocation results in its overall rates being comparable to those of the other two California electric utilities, Southern California Edison and Pacific Gas and Electric, although this allocation could change in future years. SDG&E and the DWR have an agreement under which the DWR will continue to purchase power for SDG&E's customers through December 31, 2002. The company has received notice from the DWR of its intent to cancel this agreement effective January 1, 2003. The CPUC intends for the utilities to take the procurement function back from DWR by the beginning of 2003, and is now considering how the power from the long-term contracts signed by DWR should be allocated to the customers of each of the utilities for purposes of determining the amount of additional power each utility will be required to procure in 2003 and thereafter to fill out its resource needs. The California Legislature has passed Assembly Bill 57 (AB 57), which, if signed into law by the governor, would require the CPUC to make this determination, and to establish procedures that will allow utilities to recover their electric procurement costs in a timely fashion without the need for retrospective reasonableness reviews. AB 57 is currently awaiting the Governor's signature. SDG&E believes that the return to the procurement function will have no adverse impact on its financial position or results of operations if it is accomplished in conformance with AB 57.

GAS INDUSTRY RESTRUCTURING

As discussed in Note 15 of the notes to Consolidated Financial Statements in the Annual Report, in December 2001 the CPUC issued a decision related to gas industry restructuring, with implementation anticipated during 2002. However, during the quarter ended June 30, 2002, implementation has been delayed and the CPUC may order additional hearings.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

In January 2002, the CPUC issued a decision that broadly determined that a holding company would be required to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. Also in January 2002, the CPUC ruled that it had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company subsequently filed a request for rehearing on the issues. On July 17, 2002, the CPUC denied a rehearing. The company is planning to seek judicial review of the orders in the California Court of Appeals. The company must file its appeal no later than August 21, 2002.

NUCLEAR INSURANCE

SDG&E and the other co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E and the other co-owners of SONGS could be assessed retrospective premium adjustments of up to $176 million (SDG&E's share is $36 million unless default occurs by any other co-owner) in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

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

Both the public-liability and property insurance include coverage for SDG&E's and the other co-owners' losses resulting from acts of terrorism.

LITIGATION

SER is a defendant in an action brought by the CPUC and the California Electricity Oversight Board at the FERC alleging that, because of the dysfunctional energy market in California, the long-term power contracts entered into by the DWR should be revised or set aside as being unjust and unreasonable. On April 24, 2002, the FERC ordered hearings on the complaints. The order requires the complainants to satisfy a "heavy" burden of proof to support a revision of the contracts, and cited the FERC's long-standing policy to recognize the sanctity of contracts, from which it has deviated only in "extreme circumstances." A date for the hearing has not been set pending the completion of FERC-ordered on-going settlement judge proceedings that began in May 2002. If settlement is not reached, the FERC expects to issue a final decision by May 2003. Additional information regarding the contract between SER and the DWR is included under "Sempra Energy Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation.

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. and several of its affiliates, sought to maintain their positions in the natural gas market by agreeing, among other things, to restrict the supply of natural gas into Southern California.

Various 2000 lawsuits, which seek class-action certification, allege that certain company subsidiaries unlawfully manipulated the electric-energy market. These lawsuits were consolidated in San Diego Superior Court, by order of the Judicial Council, but have recently been removed to Federal Court where motions to remand are pending. Similar lawsuits, filed recently, are expected to be consolidated with the existing matters in San Diego.

SER is a defendant in an action brought by Occidental Energy Ventures (Occidental) with respect to the Elk Hills power project being jointly developed by the two companies. Occidental alleges that SER breached the joint venture agreement by not providing that Occidental would be a party to the contract with the DWR or receiving its share of the price from providing power to the DWR under the contract from Elk Hills.

SER, SET and SDG&E, along with all other sellers in the western power market, have been named defendants in a complaint filed at the FERC by the California Attorney General's office seeking refunds for electricity purchases based on alleged violations of FERC tariffs. The FERC has dismissed the complaint. The California Attorney General's office has filed a request for rehearing.

Management believes the above allegations are without merit.

In connection with its investigation into California energy prices, in May 2002 the Federal Energy Regulatory Commission (FERC) ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in "death star," "load shift," "wheel out," "ricochet," "inc-ing load" and various other specific trading activities as described in memos prepared by attorneys retained by Enron Corporation and in which it was asserted that Enron was manipulating or "gaming" the California energy markets. In response to the inquiry, Sempra Energy's electricity trading companies have denied using any of these strategies. SDG&E did disclose and explain a single de minimus 100-MW transaction for the export of electricity out of California. In response to a related FERC inquiry they and SoCalGas have also denied engaging in "wash" or "round trip" trading activities. The companies are also cooperating with the FERC and other governmental agencies and officials in their various investigations of the California energy markets.

On May 28, 2002, SER filed a complaint for declaratory judgment in San Diego Superior Court regarding the DWR contract. Among other relief, SER is seeking a binding declaration from the court that, contrary to DWR's stated position, SER is meeting the terms of the agreement and that DWR is obligated to take delivery of and pay for wholesale electric power, as provided for under the agreement. In response to SER's complaint for a declaratory judgment, on July 2, 2002, the DWR filed a cross-complaint against SER, seeking to void the 10-year energy-supply contract by alleging that SER misrepresented its intentions regarding the Elk Hills Power Plant as well as the other plants currently under construction. The DWR continues to accept all scheduled power from SER and has made all payments for such power. The construction of the Elk Hills Power Plant is on schedule to begin operating in the spring of 2003.

SET is a defendant in the action at the FERC concerning rates charged certain utilities by sellers of electricity. Management does not expect any adverse findings that would be material to the company's financial condition.

At June 30, 2002, SET remains due approximately $100 million from energy sales made in 2000 and 2001 through the California Independent System Operator and the California Power Exchange markets. The collection of these receivables depends on satisfactory resolution of the financial difficulties being experienced by the California IOUs as a result of the California electric industry crisis. SET has submitted relevant claims in both the Pacific Gas and Electric and California Power Exchange bankruptcy proceedings. The company believes adequate reserves have been recorded.

Except for the matters referred to above, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the company's financial condition or results of operations.

ARGENTINE INVESTMENTS

SEI has a $350 million investment in Argentina through its ownership of approximately 40 percent of two natural gas operating utilities. As a result of the continuing decline in the value of the Argentine peso, SEI has reduced the carrying value of its investment to $100 million by reducing shareholders' equity by $250 million, which is included in accumulated other comprehensive income (loss). These non-cash adjustments, which began at the end of 2001 and continued through June 30, 2002, did not affect net income, but did reduce comprehensive income and increase accumulated other comprehensive income (loss).

The related Argentine economic decline and government responses (including Argentina's recent unilateral, retroactive abrogation of utility agreements) are continuing to adversely affect the operations of SEI's two unconsolidated Argentine utilities. SEI has notified the Argentine government that it intends to file under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments resulting from the government actions. If it were to become probable that SEI would not recover at least the difference between its pre-currency-adjustment carrying value of these investments over their diminished value, SEI would at that time record a non-recurring charge against net income equal to the shortfall. However, the effect on shareholders' equity of any such charge would be reduced or eliminated to the extent of currency adjustments relating to SEI's Argentine investments previously recorded in other comprehensive income.

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

                                 Three Months     Six Months
                                    Ended            Ended
                                  June 30,         June 30,
                                ---------------------------------
(Dollars in millions)           2002    2001      2002     2001
-----------------------------------------------------------------

Net income                      $ 147   $ 137     $ 293  $ 315

Foreign currency adjustments      (34)    (12)     (128)   (13)

Minimum pension liability
   adjustments                    (14)     (8)      (14)    (8)

Financial instruments (Note 5)      1      (1)       --     (1)

                                ---------------------------------
   Comprehensive income         $ 100   $ 116     $ 151  $ 293
-----------------------------------------------------------------

4.  SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has three separately managed reportable segments comprised of SoCalGas, SDG&E and SET. The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in Note 16 of the notes to Consolidated Financial Statements in the company's Annual Report, SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego county. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET, based in Stamford, Connecticut, is a wholesale trader of physical and financial energy products, including natural gas, electricity, petroleum, petroleum products and other commodities, and a trader and wholesaler of metals, serving a broad range of customers in the United States, Canada, Europe and Asia.

The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the company's Annual Report, and segment performance is evaluated by management based on reported net income. Utility transactions are primarily based on rates set by the CPUC and the FERC. There were no significant changes in segment assets during the six months ended June 30, 2002, except for the increase in trading assets, as shown on the Consolidated Balance Sheets, due to the acquisitions referred to in the SET section of Management's Discussion and Analysis.



-----------------------------------------------------------------------------
                               Three Months Ended        Six Months Ended
                                    June 30,                  June 30,
                            -------------------------------------------------
(Dollars in millions)           2002       2001          2002        2001
-----------------------------------------------------------------------------
Operating Revenues:
  Southern California Gas    $   680    $   927       $ 1,402     $ 2,475
  San Diego Gas & Electric       407        511           834       1,640
  Sempra Energy Trading          198        326           404         691
  Intersegment revenues           (7)        (8)          (10)        (13)
  Other                          216        139           324         221
                            -------------------------------------------------
    Total                    $ 1,494    $ 1,895       $ 2,954     $ 5,014
-----------------------------------------------------------------------------
Net Income:
  Southern California Gas*   $    51    $    47       $   111     $    99
  San Diego Gas & Electric*       51         37           104          89
  Sempra Energy Trading           21         69            63         155
  Other                           24        (16)           15         (28)
                            -------------------------------------------------
    Total                    $   147     $  137       $   293     $   315
-----------------------------------------------------------------------------
* after preferred dividends

--------------------------------------------------------
                                        Balance at
                                ------------------------
                                  June 30,  December 31,
                                    2002         2001
--------------------------------------------------------
Assets:
  Southern California Gas         $ 4,080       $ 3,762
  San Diego Gas & Electric          5,491         5,444
  Sempra Energy Trading             5,087         2,997
  All other                         2,454         2,953
                                 -----------------------
    Total                         $17,112       $15,156
--------------------------------------------------------





5. FINANCIAL INSTRUMENTS

Note 10 of the notes to Consolidated Financial Statements in the company's Annual Report discusses the company's financial instruments, including the adoption of SFAS 133 and SFAS 138, accounting for derivative instruments and hedging activities, market risk, interest-rate risk management, energy derivatives and contracts, and fair value. Additional activity and information since January 1, 2002 related to financial instruments are described herein.

At June 30, 2002, $7 million in current assets, $38 million in other assets, $138 million in current liabilities and $1,024 million in deferred credits and other liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $135 million in current regulatory assets, $1,024 million in noncurrent regulatory assets, and $3 million in current regulatory liabilities were recorded in the Consolidated Balance Sheets as of June 30, 2002. For the six months ended June 30, 2002, $6 million of income was recorded in other operating revenues, $2 million of losses were recorded in natural gas operating revenues and $1 million of income was recorded in non-operating revenues in the Statements of Consolidated Income. Additionally, a market value adjustment of $10 million was made to long-term debt relating to two fixed-to-floating interest rate swap agreements.


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

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The company's California utility operations have historically been a major source of liquidity. However, beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity and its ability to make funds available to Sempra Energy were adversely affected by the electric cost undercollections resulting from a temporary ceiling on electric rates legislatively imposed in response to high electric costs. Growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement extends through December 31, 2002. The company has received notice from the DWR of its intent to cancel this agreement effective January 1, 2003. The CPUC is conducting proceedings intended to establish guidelines and procedures for the eventual resumption of electricity procurement by SDG&E and the other California IOUs. Electric costs are now below the rates under the rate ceiling. In addition, AB 57, if signed into law by the governor, would provide for rates that would reflect the costs of power. See further discussion in the company's Annual Report and the discussion of AB 57 above.

SET provides cash to or requires cash from Sempra Energy as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by credit ratings and price fluctuations) and the length of its various trading positions. Its status as a source or use of Sempra Energy cash also depends on its level of borrowing from its own sources.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2002, the increase in cash flows from operations compared to the corresponding period in 2001 was primarily due to SDG&E's undercollection of purchased-power costs, the balance of which decreased to $392 million at December 31, 2001 and $314 million at June 30, 2002 from a high in mid-2001 of $750 million. In addition, the increase in cash flows from operations in 2002 was attributable to the increase in overcollected regulatory balancing accounts, partially offset by the tax effect associated with these balancing accounts.



CASH FLOWS FROM INVESTING ACTIVITIES

For the six-month period ended June 30, 2002, the increase in cash flows used in investing activities compared to the corresponding period in 2001 was primarily due to increased capital expenditures and, as reflected in "other-net" on the Condensed Statements of Consolidated Cash Flows, required investments used to secure project funding made under synthetic leasing agreements.

Capital expenditures for property, plant and equipment by the California utilities are estimated to be $700 million for the full year 2002 and are being financed primarily by internally generated funds and security issuances. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Capital expenditures for property, plant and equipment by the company's other business are estimated to be $1 billion for the full year 2002, including amounts under SER's synthetic lease agreement and the investment in Twin Oaks Power (described below).

In June 2002, SER signed an agreement to acquire a 305-megawatt, coal-fired power plant from Texas-New Mexico Power Company for $120 million (to be renamed Twin Oaks Power). Simultaneously, SER signed a five-year contract to sell substantially all of the output of the plant and will be assigned an 18-year coal supply contract, to become effective upon the closing of the transaction. The closing, subject to timely obtaining of requisite regulatory approvals, is expected by the end of 2002.

Recently, SET completed three acquisitions that add base metals trading and warehousing to its trading business. On February 4, 2002, SET completed the acquisition of London-based Sempra Metals Limited (formerly Enron Metals Limited), a leading metals trader on the London Metals Exchange, for $145 million (subject to completion of an audit). On April 26, 2002, SET completed the acquisition of the metals concentrates business of New York-based Sempra Metals Concentrates (formerly Enron Metals & Commodity Corp.), a leading global trader of copper, lead and zinc concentrates, for $24 million. Also in April 2002, SET completed the acquisition of the U.S. warehousing business of Henry Bath, Inc. and the European and Asian assets of the Liverpool, England-based Henry Bath Limited and subsidiaries, which provide warehousing services for non-ferrous metals in Europe and Asia, for a total of $30 million. These acquisitions are expected to contribute to Sempra Energy's earnings in 2002.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2002, cash flows from financing activities decreased from the corresponding period in 2001 due primarily to the above-normal drawdowns of lines of credit in the 2001 period.

In April and May of 2002, the company publicly offered and sold $600 million in "Equity Units." Each unit consists of $25 principal amount of the company's 5.60% senior notes due May 17, 2007 and a contract to purchase for $25 on May 17, 2005, between .8190 and .9992 of a share of the company's common stock, with the precise number determined by the then-prevailing market price. The company used the net proceeds of the offering primarily to repay a portion of its short-term debt, including the repayment of $200 million borrowed by SER in April 2002 and other debt used to finance the capital expenditure program for Sempra Energy Global Enterprises.

In March 2000, the company's board of directors authorized the optional expenditure of up to $100 million to repurchase shares of common stock from time to time in the open market or in privately negotiated transactions. Through June 30, 2002, the company had acquired 222,400 shares under this authorization (162,400 in July 2000 and 60,000 in November 2001). In July 2002, the company acquired an additional 674,400 shares.

In May 2002, SDG&E and SoCalGas replaced their individual revolving lines of credit with a combined revolving credit agreement under which each utility may individually borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. Each utility's revolving credit line expires on May 16, 2003, at which time it may convert its then outstanding borrowings to a one-year term loan subject to having obtained any requisite regulatory approvals relating to long-term debt. Borrowings under the agreement, which are available for general corporate purposes including back-up support for commercial paper and variable-rate long-term debt, would bear interest at rates varying with market rates and the individual borrowing utility's credit rating. The agreement requires each utility individually to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 60%. The rights, obligations and covenants of each utility under the agreement are individual rather than joint with those of the other utility, and a default by one utility would not constitute a default by the other. These lines of credit were unused at June 30, 2002.

In April 2002, Fitch, Inc. confirmed its prior credit ratings of the company's senior unsecured debt at A with a stable outlook as well as confirming its prior ratings of the company's other debt and that of its subsidiaries; Standard & Poor's reduced its ratings of the company's senior unsecured debt from A with a negative outlook to A- with a stable outlook, and made corresponding adjustments in the ratings and outlook of the company's other debt and that of its subsidiaries; and Moody's Investors Service, Inc., which currently rates the company's senior unsecured debt at A2 with a negative outlook, confirmed its prior ratings of the debt of SoCalGas and the short-term debt and variable rate demand bonds of SDG&E, but placed its ratings of the debt of Sempra Energy and the other debt of Sempra Energy's subsidiaries under review for possible downgrade.

RESULTS OF OPERATIONS

Net income and net income per share decreased for the six-month period ended June 30, 2002, compared to the corresponding period in 2001, primarily due to lower income in 2002 from SET as described below and the 2001 gain on sale of Energy America, partially offset by the income-tax matters referred to in the following paragraph and lower interest expense in 2002. Net income and net income per share increased for the three-month period ended June 30, 2002, compared to the corresponding period in 2001, primarily due to improved results at the California utilities and at SER, partially offset by reduced earnings at SET. The decreases in SET's earnings were primarily due to decreased volatility in energy commodity markets and decreased energy commodity prices during 2002.

Income tax expense decreased for the three-month and six-month periods ended June 30, 2002, compared to the corresponding period in 2001, primarily due to the lower income noted above, favorable resolution of income-tax issues in the second quarter of 2002, and higher tax expense recorded in the first quarter of 2001 related to the position of the Internal Revenue Service on a prior year's deduction.

The decrease in interest expense for the three-month and six-month periods ended June 30, 2002, compared to the corresponding period in 2001, was primarily due to a decrease in average outstanding debt, decreased interest rates in 2002 and the effects of the interest-rate swaps, partially offset by an increase in short-term debt interest expense.

The decreases in other operating revenues and operating expenses for the three-month and six-month periods ended June 30, 2002, compared to the corresponding period in 2001, were primarily due to decreased volatility in energy commodity markets during 2002 at SET, partially offset by SER's sales to the DWR that commenced in April 2002 under its long-term contract.

UTILITY OPERATIONS

The tables below summarize the natural gas and electric volumes and revenues by customer class for the six-month periods ended June 30, 2002 and 2001.



Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                            Volumes    Revenue    Volumes    Revenue    Volumes    Revenue
                      ----------------------------------------------------------------------
2002:
 Residential                    165    $1,123         1     $  4         166      $1,127
 Commercial and industrial       63       324       145       85         208         409
 Electric generation plants      --        --       104       20         104          20
 Wholesale                       --        --        21        2          21           2
                            ---------------------------------------------------------------
                                228    $1,447       271     $111         499       1,558
 Balancing accounts and other                                                         72
                                                                                 --------
   Total                                                                          $1,630
--------------------------------------------------------------------------------------------
2001:
 Residential                    172    $1,950         1     $  3         173      $1,953
 Commercial and industrial       60       618       124      102         184         720
 Electric generation plants      --        --       235       59         235          59
 Wholesale                       --        --        11        6          11           6
                            ---------------------------------------------------------------
                                232    $2,568       371     $170         603       2,738
 Balancing accounts and other                                                        255
                                                                                 --------
   Total                                                                          $2,993
--------------------------------------------------------------------------------------------



The decrease in natural gas revenue is primarily due to lower natural gas prices and decreased transportation for electric generation plants.

The decrease in the cost of natural gas distributed was primarily due to lower natural gas commodity prices. Under the current regulatory framework, changes in natural gas commodity prices do not affect net income since, as explained more fully in the company's Annual Report, current or future customer rates normally recover the actual commodity cost of natural gas on a substantially concurrent basis, subject to the mechanisms under performance-based ratemaking as explained in the Annual Report.


Electric Distribution and Transmission
(Volumes in millions of kWhrs, dollars in millions)
                                   2002              2001
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                3,072     $ 323    2,993    $ 405
  Commercial                 2,853       294    2,961      462
  Industrial                   897        75    1,532      272
  Direct access              1,693        54    1,032       36
  Street and highway lighting   43         4       44        5
  Off-system sales              --        --      413       88
                        ------------------------------------------
                             8,558       750    8,975    1,268
  Balancing and other                   (154)             (158)
                        ------------------------------------------
  Total                      8,558     $ 596    8,975   $1,110
                        ------------------------------------------



The decreases in electric revenues and in electric fuel and net purchased power expense were primarily due to the effect of lower electric commodity costs, which are passed on to customers without markup, and decreased off-system sales and the DWR's purchases of SDG&E's net short position beginning in February 2001. Under the current regulatory framework, changes in commodity costs normally do not affect net income, as explained in the Annual Report, subject to the mechanisms under performance-based ratemaking as explained in the Annual Report.

SEMPRA ENERGY TRADING

SET recorded net income of $63 million and $155 million for the six-month periods ended June 30, 2002 and 2001, respectively, and net income of $21 million and $69 million for the three-month periods ended June 30, 2002 and 2001, respectively. The decrease in net income was primarily due to decreased volatility in energy commodity markets and decreased energy commodity prices during 2002.

For the six-month period ended June 30, 2002, SET recorded net revenues of $404 million compared to $691 million for the corresponding period in 2001. SET's gross revenues were $16.3 billion and $18.1 billion for the six-month periods ended June 30, 2002 and 2001, respectively. SET has historically recorded trading activities net, as will be required of all trading companies in the future, based on a consensus issued by the Emerging Issues Task Force in June 2002.

The following tables summarize SET's trading margin by geographical region and by product line for the six-month periods ended June 30, 2002 and 2001.
                                               Six Months Ended
                                                    June 30
Trading Margin (dollars in millions)             2002      2001
--------------------------------------------------------------------
Geographical:
   North America                               $  153     $  416
   Europe/Asia                                     84         71
                                            ------------------------
     Total                                     $  237     $  487
                                            ========================
Product Line:
   Gas                                         $  117     $  147
   Power                                           50        233
   Oil/Crude & Products                            40        105
   Metals & other                                  30          2
                                            ------------------------
     Total                                     $  237     $  487
                                            ========================

The estimated fair values for SET's trading activities as of June 30, 2002, and the periods during which unrealized revenues are expected to be realized, are (dollars in millions):

                        Fair Market
                          Value at
                          June 30  /--Scheduled Maturity (in months)--/
Source of fair value        2002      0-12     13-24      25-36      >36
----------------------------------------------------------------------------
Exchange prices           $  (75)    $ (49)    $   (2)    $ (23)     $ (1)
Prices actively quoted       458       241        164        55        (2)
Prices provided by other
   external sources           (6)      (15)        (8)       --        17
Prices based on models
   and other valuation
   methods                    30         2          6         3        19
                          --------------------------------------------------
Total                     $  407     $ 179     $  160     $  35     $  33
                          ==================================================
                            100.0%    44.0%     39.3%      8.6%      8.1%

The following table summarizes the counterparty credit quality and exposure for SET. These exposures are net of collateral in the form of customer margin and/or letters of credit.
                                          June 30     December 31
(Dollars in millions)                        2002          2001
--------------------------------------------------------------------
Commodity Exchanges                          $  180      $  133
Investment Grade*                             1,097       1,211
Below Investment Grade*                         317         335
                                           -------------------------
Total                                        $1,594      $1,679
                                           =========================
* As determined by rating agencies or internal models intended to approximate rating-agency determinations.
--------------------------------------------------------------------

A summary of SET's unrealized revenues for trading activities for the three-month and six-month periods ending June 30, 2002 (in millions of dollars) follows:

                                      Three Months        Six Months
                                        Ended               Ended
                                     June 30, 2002      June 30, 2002
----------------------------------------------------------------------
Balance at beginning of period         $  617             $  405
Additions                                  47                186
Realized                                  257                184
                                  ------------------------------------
Balance at June 30, 2002               $  407             $  407
                                  ====================================

SEMPRA ENERGY INTERNATIONAL

Results for SEI were net income of $17 million and $19 million for the six-month periods ended June 30, 2002 and 2001, respectively, and net income of $9 million and $14 million for the three-month periods ended June 30, 2002 and 2001, respectively. The decreases in net income were primarily due to reduced earnings from operations in Argentina, Peru and Mexico. A discussion of the Argentine economic issue is included in Note 2 of the notes to Consolidated Financial Statements.

The North Baja Pipeline, which will extend 215 miles from Arizona across Baja California, Mexico, is on schedule to begin service in the third quarter of 2002 and is expected to contribute to earnings by the fourth quarter of 2002.

SEMPRA ENERGY RESOURCES

Results for SER were net income of $31 million for the six-month period ended June 30, 2002, compared with a net loss of $5 million for the corresponding period in 2001, and net income of $34 million and a net loss of $9 million for the three-month periods ended June 30, 2002 and 2001, respectively. The improvements were primarily due to sales to the DWR that commenced in April 2002 under its long-term contract. Losses in 2001 related to development costs of new generation projects and selling power to the DWR at below cost in June 2001.

SER has an agreement with the DWR to supply the DWR with up to 1,900 megawatts of electricity over a ten-year period ending in September 2011. The company's ability to increase its earnings is significantly dependent on results to be provided by the DWR agreement. As previously reported, the CPUC and the California Electricity Oversight Board have filed complaints with the FERC alleging that the agreement, as well as other agreements entered into by the DWR with other electricity suppliers, do not provide just and reasonable rates, and seeking to abrogate or reform the agreements. On April 24, 2002, the FERC ordered hearings on the complaints. The order requires the complainants to satisfy a "heavy" burden of proof to support a revision of the contracts, and cited the FERC's long-standing policy to recognize the sanctity of contracts, from which it has deviated only in "extreme circumstances." A date for the hearing has not been set pending the completion of settlement judge proceedings, which are ongoing. If settlement is not reached, the FERC expects to issue a final decision by May 2003.

The DWR has recently asserted that SER has materially defaulted in its obligations under the agreement by failing to use commercially reasonable efforts to achieve simple cycle operation at SER's Elk Hills power project. SER is continuing to construct the Elk Hills project for combined cycle operations as well as other power projects sufficient to provide the electricity to be delivered under the agreement. However, the company believes that the agreement permits SER to fulfill its delivery obligations through market sources, which SER has done and the power from which the DWR has accepted, rather than SER owned or operated power plants and, accordingly, that the DWR assertions are without merit.

Although the contract is subject to ongoing litigation and regulatory proceedings, both SER and the State of California are performing under this contract, which is scheduled to end on September 30, 2011.
Information concerning the litigation is provided in Note 2 of the notes to Consolidated Financial Statements.

In June 2002, SER signed an agreement to acquire a 305-megawatt, coal-fired power plant from Texas-New Mexico Power Company for $120 million (to be renamed Twin Oaks Power). Simultaneously, SER signed a five-year contract to sell substantially all of the output of the plant and will be assigned an 18-year coal supply contract, to become effective upon the closing of the transaction. The closing, subject to timely obtaining of requisite regulatory approvals, is expected by the end of 2002.

SER also has contracted	for two turbine sets (each consisting of two gas
turbines and one steam turbine), beyond those required for its plants currently under construction. Six additional sites, two of which are already fully permitted, are being evaluated for potential power plant locations. SER intends to use these turbine sets at two of these sites.

OTHER OPERATIONS

SES recorded net income of $6 million for the six-month period ending June 30, 2002, compared with a net loss of $4 million for the corresponding period in 2001, and net income of $5 million and $2 million for the three-month periods ended June 30, 2002 and 2001, respectively. The improvement resulted from increased commodity sales.

SEF invests in limited partnerships, which own 1,300 affordable-housing properties throughout the United States, Puerto Rico and the Virgin Islands, and tax-advantaged coal-pelletizing facilities. These investments are expected to provide income-tax benefits, primarily from income-tax credits. SEF recorded net income of $14 million for each of the six-month periods ended June 30, 2002 and 2001, and net income of $7 million and $6 million for the three-month periods ended June 30, 2002 and 2001, respectively, which include impairment write downs. SEF's future investment policy is dependent on the company's future domestic income-tax position.

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

Investments

As described in the company's Annual Report, the company has various investments and projects that will impact the company's future performance. Recently, SET completed three acquisitions that add base metals trading and warehousing to its trading business. These acquisitions are Sempra Metals Limited (formerly Enron Metals Limited), Sempra Metals Concentrates (formerly Enron Metals & Commodity Corp.) and Henry Bath, and are further described in "Cash Flows From Investing Activities." These acquisitions are expected to contribute to Sempra Energy's earnings in 2002. In addition, in June 2002, SER announced execution of an agreement to acquire a 305-megawatt coal-fired power plant from Texas-New Mexico Power Company for $120 million (to be renamed Twin Oaks Power). Simultaneously, SER signed a five-year contract to sell substantially all of the output of the plant and will be assigned an 18-year coal supply contract, both to become effective with the close of the transaction, which is subject to regulatory approvals and which is expected by the end of 2002.

Electric-Generation Assets

As described in the company's Annual Report, the company is involved in the development of several electric-generation projects that will impact the company's future performance. The power plants that SER is building in Arizona, California and Mexico are on schedule to commence operations by the end of 2003. SER has approximately 2,400 megawatts of new generation in operation or under construction. The 570-megawatt Elk Hills power project, 50 percent owned by SER and located near Bakersfield, California, is expected to begin commercial operations in March 2003. The 1,200-megawatt Mesquite Power Plant near Phoenix, Arizona, is expected to commence commercial operations in June 2003. Termoelectrica de Mexicali, a 600-megawatt power plant near Mexicali, Baja California, Mexico, is expected to commence commercial operations in the summer of 2003. Electricity from the plants will be available for markets in California, Arizona and Mexico. SER's projected portfolio of plants in the western United States and Baja California, Mexico, will supply power to the state of California under SER's agreement with the DWR. See further discussion above, under "Sempra Energy Resources," concerning SER's contract with the DWR.

The end of ICIP (see Note 2 of the notes to Consolidated Financial Statements) will return SONGS to traditional rate-setting mechanisms in 2004, resulting in no significant earnings until new plant additions at SONGS accumulate to significant amounts. SDG&E has requested a rehearing of this decision as it is contrary to the market-based pricing contemplated in the overall mechanism adopted by the CPUC in 1996. Market-based treatment would provide positive earnings if the plant's operating costs were below the revenues produced by sales to the competitive market.

Gas and Electric Rates

On May 8, 2002, SDG&E filed its 2003 Cost of Capital application with the CPUC, requesting an increase in its authorized return on equity from
10.6 percent to 12.5 percent. If adopted, this change would result in a revenue requirement increase of $30.7 million ($24.2 million electric and $6.5 million gas), effective January 1, 2003. The CPUC's Office of Ratepayer Advocates has recommended a return of 10.5 percent. The CPUC is expected to rule on the matter by the end of the year.

The CPUC has adopted a settlement proposed by SoCalGas in a recent case involving review of its Gas Cost Incentive Mechanism (GCIM). The CPUC decision finds that this mechanism, which allows SoCalGas to receive a share of the savings it achieves in buying natural gas for core customers, should continue indefinitely. Savings are determined by comparing the actual cost of gas purchases to a benchmark of monthly prices. SoCalGas has requested that the CPUC approve rewards of $30.8 million and $17 million for the last two completed program years. No rewards will be included in SoCalGas' earnings until approved by the CPUC. CPUC approval may be delayed pending the Commission's investigation into the run-up in California border natural gas prices during the winter of 2000-2001.

SDG&E has a Gas Procurement PBR mechanism that allows SDG&E to receive a share of the savings it achieves by buying natural gas for customers below a monthly benchmark. In March 2002, SDG&E requested a reward of $7 million for the PBR natural gas procurement period ending July 31, 2001. No reward will be included in SDG&E's earnings until it is approved by the CPUC, which is expected by the end of 2002.

On June 17, 2002, SDG&E amended its March 21, 2002 joint application with Southern California Edison requesting the CPUC to set contribution levels for the San Onofre Nuclear Generating Station (SONGS) nuclear decommissioning trust funds. SDG&E requested a rate increase to cover its share of total projected increased decommissioning costs for SONGS. If approved, the current annual contribution to SDG&E's trust funds would increase to $11.5 million annually from $4.9 million. Prior to August 1999, SDG&E's annual contribution had been $22 million.

In July 2002, the CPUC Energy Division issued a Draft Resolution (DR) approving SDG&E's 2000 Performance-Based Ratemaking (PBR) report. The DR approves SDG&E's request for a total net reward of $11.7 million, as well as SDG&E's actual 2000 rate of return (applicable only to electric distribution and gas transportation) of 8.74 percent, which is below the authorized 8.75 percent. This results in no sharing of earnings in 2000 under the PBR sharing mechanism described in the company's Annual Report. A final CPUC decision is expected by the end of the third quarter 2002. The financial results herein do not include the pending award.

The California utilities will file applications with the CPUC in December 2002 to set new base rates. A CPUC decision is expected in late 2003, with new rates to become effective in 2004.

The California utilities have earned rewards for successful implementation of Demand-Side Management programs that have been scheduled by the CPUC for payout over several years. In a recent ruling, a CPUC Administrative Law Judge has indicated an intent to reanalyze the uncollected portion of past rewards earned by utilities (which have not been included in the California utilities' income), and potentially recompute the amount of the rewards. The California utilities will oppose the recomputation.



NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 142 provides guidance on how to account for goodwill and other intangible assets after an acquisition is complete. It is described in detail in Note 1 of the notes to Consolidated Financial Statements. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. See further discussion in Note 1 of the notes to Consolidated Financial Statements.

In June, 2002, a consensus was reached in Emerging Issues Task Force (EITF) Issue 02-3, which codifies existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, effective for financial statements issued for periods ending after July 15, 2002. This requires that SES change its method of recording trading activities from gross to net. All other Sempra Energy subsidiaries were already recording trading activities net and require no change. At a later date, the EITF will also address the application of fair value accounting when there is very little market information, including whether it is appropriate to use fair value and, if so, how fair value should be determined.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report. As noted in that report, the California utilities may, at times, be exposed to limited market risk in their natural gas purchase and sale activities as a result of activities under SDG&E's gas Performance-Based Regulation mechanism or SoCalGas' Gas Cost Incentive Mechanism. The risk is managed within the parameters of the company's market-risk management and trading framework. The Value at Risk (VaR) for SET at June 30, 2002, and the average VaR for the six-month period ended June 30, 2002, at the 95-percent and 99-percent confidence intervals (one-day holding period) were as follows (in millions of dollars):

                                                  95%       99%
                                                ------    ------
     At June 30, 2002                           $4.7     $6.7
     Average for the six months ended 6/30/02    5.9      8.4

As of June 30, 2002, the total VaR of the California utilities' and SES's natural gas positions was not material.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 2 of the notes to Consolidated Financial Statements, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

 (b)  Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2002:

Current Report on Form 8-K filed April 29, 2002, filing as an exhibit Sempra Energy's press release of April 23, 2002, giving the financial results for the three-month period ended March 31, 2002.

Current Report on Form 8-K filed April 30, 2002, announcing the public offering of Sempra Energy's Equity Units.

Current Report on Form 8-K filed July 24, 2002, filing as an exhibit Sempra Energy's press release of July 23, 2002, giving the financial results for the three-month period ended June 30, 2002.






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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)



Date: August 13, 2002                By:       /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Sr. Vice President and Controller