Form 10-Q
period 2002-09-30
SEMPRA ENERGY
filed 2002-11-08
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2002
                              -------------------------------------

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

Yes   X      No
    -----       -----

Common stock outstanding on October 31, 2002:       204,862,909
                                              ---------------------



ITEM 1.  FINANCIAL STATEMENTS.

SEMPRA ENERGY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions except per-share amounts
                                                       Three Months Ended
                                                           September 30,
                                                       ------------------
                                                         2002       2001
                                                       -------    -------
OPERATING REVENUES
California utilities:
  Natural gas                                          $   657    $   605
  Electric                                                 354        282
Other                                                      373        530
                                                       -------    -------
    Total operating revenues                             1,384      1,417
                                                       -------    -------
OPERATING EXPENSES
Cost of natural gas distributed                            216        171
Electric fuel and net purchased power                       81         34
Other operating expenses                                   588        806
Depreciation and amortization                              147        146
Franchise payments and other taxes                          42         41
                                                       -------    -------
    Total operating expenses                             1,074      1,198
                                                       -------    -------
Operating Income                                           310        219
Other income (expense) - net                               (10)        21
Preferred dividends of subsidiaries                         (3)        (3)
Trust preferred distributions by subsidiary                 (4)        (4)
Interest expense                                           (74)       (80)
                                                       -------    -------
Income before income taxes                                 219        153
Income taxes                                                69         57
                                                       -------    -------
Net income                                             $   150    $    96
                                                       =======    =======
Weighted-average number of shares outstanding:
  Basic*                                               204,932    204,180
                                                       -------    -------
  Diluted*                                             205,366    206,586
                                                       -------    -------
Net income per share of common stock (basic)           $  0.73    $  0.47
                                                       -------    -------
Net income per share of common stock (diluted)         $  0.73    $  0.46
                                                       -------    -------
Common dividends declared per share                    $  0.25    $  0.25
                                                       =======    =======
*In thousands of shares
See notes to Consolidated Financial Statements.


SEMPRA ENERGY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions except per-share amounts
                                                        Nine Months Ended
                                                           September 30,
                                                       ------------------
                                                         2002       2001
                                                       -------    -------
OPERATING REVENUES
California utilities:
  Natural gas                                          $ 2,287    $ 3,598
  Electric                                                 950      1,392
Other                                                    1,101      1,441
                                                       -------    -------
    Total operating revenues                             4,338      6,431
                                                       -------    -------
OPERATING EXPENSES
Cost of natural gas distributed                            945      2,230
Electric fuel and net purchased power                      221        696
Other operating expenses                                 1,803      2,066
Depreciation and amortization                              447        428
Franchise payments and other taxes                         129        149
                                                       -------    -------
    Total operating expenses                             3,545      5,569
                                                       -------    -------
Operating Income                                           793        862
Other income - net                                          41         83
Preferred dividends of subsidiaries                         (9)        (9)
Trust preferred distributions by subsidiary                (13)       (13)
Interest expense                                          (224)      (260)
                                                       -------    -------
Income before income taxes                                 588        663
Income taxes                                               145        253
                                                       -------    -------
Net income                                             $   443    $   410
                                                       =======    =======
Weighted-average number of shares outstanding:
  Basic*                                               205,047    203,296
                                                       -------    -------
  Diluted*                                             206,263    205,123
                                                       -------    -------
Net income per share of common stock (basic)           $  2.16    $  2.02
                                                       -------    -------
Net income per share of common stock (diluted)         $  2.15    $  2.00
                                                       -------    -------
Common dividends declared per share                    $  0.75    $  0.75
                                                       =======    =======
*In thousands of shares
See notes to Consolidated Financial Statements.


SEMPRA ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                            Balance at
                                                    -----------------------------
                                                    September 30,    December 31,
                                                        2002             2001
                                                    ------------   --------------
ASSETS
Current assets:
    Cash and cash equivalents                           $   420         $   605
    Accounts receivable - trade                             496             660
    Accounts and notes receivable - other                   110             130
    Due from unconsolidated affiliates                      103              57
    Income taxes receivable                                  --              98
    Trading assets                                        4,863           2,740
    Fixed-price contracts and other derivatives               3              57
    Regulatory assets arising from fixed-price
      contracts and other derivatives                       133             193
    Other regulatory assets                                  75              73
    Inventories                                             126             124
    Deferred income taxes                                    27              --
    Other                                                   108              71
                                                        -------         -------
      Total current assets                                6,464           4,808
                                                        -------         -------


Investments and other assets:
    Fixed-price contracts and other derivatives              33              27
    Regulatory assets arising from fixed-price
      contracts and other derivatives                       912             830
    Other regulatory assets                                 794           1,005
    Nuclear-decommissioning trusts                          498             526
    Investments                                           1,227           1,169
    Sundry                                                  659             574
                                                        -------         -------
      Total investments and other assets                  4,123           4,131
                                                        -------         -------


Property, plant and equipment:
    Property, plant and equipment                        13,487          12,806
    Less accumulated depreciation and amortization       (6,901)         (6,589)
                                                        -------         -------
      Total property, plant and equipment - net           6,586           6,217
                                                        -------         -------
Total assets                                            $17,173         $15,156
                                                        =======         =======




See notes to Consolidated Financial Statements.





SEMPRA ENERGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                            Balance at
                                                   ------------------------------
                                                    September 30,    December 31,
                                                        2002             2001
                                                   -------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                    $    685         $   875
    Accounts payable - trade                                544             702
    Accounts payable - other                                 38             114
    Income taxes payable                                     17              --
    Deferred income taxes                                    --              70
    Trading liabilities                                   3,637           1,793
    Dividends and interest payable                          142             139
    Regulatory balancing accounts - net                     711             660
    Regulatory liabilities                                    9              19
    Fixed-price contracts and other derivatives             134             195
    Current portion of long-term debt                       183             242
    Other                                                   765             715
                                                        -------         -------
      Total current liabilities                           6,865           5,524
                                                        -------         -------
Long-term debt                                            3,876           3,436
                                                        -------         -------
Deferred credits and other liabilities:
    Due to unconsolidated affiliate                         162             160
    Customer advances for construction                       73              67
    Post-retirement benefits other than pensions            141             145
    Deferred income taxes                                   899             847
    Deferred investment tax credits                          91              95
    Fixed-price contracts and other derivatives             912             835
    Regulatory liabilities                                  115              86
    Deferred credits and other liabilities                  908             865
                                                        -------         -------
      Total deferred credits and other liabilities        3,301           3,100
                                                        -------         -------
Preferred stock of subsidiaries                             204             204
                                                        -------         -------
Mandatorily redeemable trust preferred securities           200             200
                                                        -------         -------
Commitments and contingent liabilities (Note 2)

SHAREHOLDERS' EQUITY
Common stock (750,000,000 shares authorized;
  204,832,904 and 204,475,362 shares outstanding
  at September 30, 2002 and December 31, 2001,
  respectively)                                           1,435           1,495
Retained earnings                                         1,764           1,475
Deferred compensation relating to ESOP                      (34)            (36)
Accumulated other comprehensive income (loss)              (438)           (242)
                                                        -------         -------
Total shareholders' equity                                2,727           2,692
                                                        -------         -------
Total liabilities and shareholders' equity              $17,173         $15,156
                                                        =======         =======
See notes to Consolidated Financial Statements.


SEMPRA ENERGY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                      Nine Months Ended
                                                        September 30,
                                                     ------------------
                                                      2002        2001
                                                     ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $ 443       $ 410
Non-cash charges (credits) to net income:
  Depreciation and amortization                         447         428
  Deferred income taxes and investment tax credits      (22)        101
  Other - net                                             6          (9)
Changes in other assets                                 132        (249)
Changes in other liabilities                             70         103
Net changes in other working capital components         (96)       (246)
                                                     ------      ------
  Net cash provided by operating activities             980         538
                                                     ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment         (802)       (673)
Investments and acquisitions, net of cash acquired     (163)         --
Dividends received from unconsolidated affiliates        11          --
Net proceeds from sale of Energy America                 --          52
Other - net                                            (204)         24
                                                     ------      ------
  Net cash used in investing activities              (1,158)       (597)
                                                     ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends                                 (154)       (152)
Repurchases of common stock                             (16)         --
Issuances of common stock                                12          --
Issuances of long-term debt                             800         675
Payments on long-term debt                             (431)       (391)
Loan from unconsolidated affiliate                       --         160
Increase(decrease)in short-term debt - net             (200)         65
Other                                                   (18)         10
                                                     ------      ------
  Net cash provided by (used in) financing
    activities                                           (7)        367
                                                     ------      ------
Change in cash and cash equivalents                    (185)        308
Cash and cash equivalents, January 1                    605         637
                                                     ------      ------
Cash and cash equivalents, September 30              $  420      $  945
	                                               ======      ======



SEMPRA ENERGY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                      Nine Months Ended
                                                        September 30,
                                                     ------------------
                                                      2002        2001
                                                     ------      ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized        $  210      $  246
                                                     ======      ======
Income tax payments - net                            $   47      $   45
                                                     ======      ======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Acquisition of subsidiaries:
  Assets acquired                                    $1,210      $   --
  Cash paid for capital stock                          (199)         --
                                                     ------      ------
  Liabilities assumed                                $1,011      $   --
                                                     ======      ======
See notes to Consolidated Financial Statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 holding company. Sempra Energy's subsidiaries include San Diego Gas & Electric Company (SDG&E), Southern California Gas Company (SoCalGas) (collectively referred to as the California utilities), Sempra Energy Trading (SET), Sempra Energy Resources (SER), Sempra Energy International (SEI), Sempra Energy Solutions (SES) and Sempra Energy Financial (SEF). The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its consolidated subsidiaries.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2001 (Annual Report) and Quarterly Reports on Form 10-Q for the three months ended March 31, 2002 and the three months ended June 30, 2002.

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

EARNINGS PER SHARE

Diluted net income per share of common stock is less than basic net income per share of common stock due solely to the dilutive effect of in-the-money common stock options.

BOND OFFERING

In October 2002, SoCalGas publicly offered and sold $250 million of 4.80-percent First Mortgage Bonds, maturing on October 1, 2012. The bonds are not subject to a sinking fund and are not redeemable prior to maturity except through a make-whole mechanism. Proceeds from the bond sale have become part of the company's general treasury funds to replenish amounts previously expended to refund and retire indebtedness and will be used for working capital and other general corporate purposes. These bonds were assigned ratings of A+ by the Standard & Poor's rating agency, A1 by Moody's Investors Service, Inc., and AA by Fitch, Inc.

EQUITY UNITS

During the second quarter of 2002, the company sold $600 million of "Equity Units." Each unit consists of $25 principal amount of the company's 5.60% senior notes due May 17, 2007 and a contract to purchase for $25 on May 17, 2005, between .8190 and .9992 of a share of the company's common stock (to be determined by the then-prevailing market prices). The net proceeds of the sale were used primarily to repay a portion of the company's short-term debt, including debt used to finance the capital expenditure program for Sempra Energy Global Enterprises, the holding company for most of the company's principal subsidiaries other than the California utilities. The Equity Units are recorded as long-term debt in the Consolidated Balance Sheets.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations."

SFAS 142 provides guidance on how to account for goodwill and other intangible assets after an acquisition is complete, and is effective for fiscal years that start after December 15, 2001. SFAS 142 calls for amortization of goodwill to cease and requires goodwill and certain other intangibles to be tested for impairment at least annually. Amortization of goodwill, including the company's share of amounts recorded by unconsolidated subsidiaries, was $7 million and $18 million for the three and nine months ended September 30, 2001, respectively. In accordance with the transitional guidance of SFAS 142, recorded goodwill attributable to the company was tested for impairment by comparing the fair value to its carrying value. Fair value was determined using a discounted cash flow methodology. As a result, during the first quarter of 2002, SEI recorded a pre-tax charge of $6 million related to the impairment of goodwill associated with its two domestic subsidiaries. Impairment losses are reflected in other operating expenses in the Statements of Consolidated Income.

Had the company been accounting for its goodwill under SFAS 142 for all periods presented, the company's net income and earnings per share would have been as follows (dollars in millions, except for per share amounts):



                                             Three Months Ended
                                               September 30,
                                              2002      2001
                                           ---------------------

             Reported net income             $ 150     $  96
             Add: goodwill amortization,
                net of tax                                 4
                                           ---------------------
             Pro forma adjusted net income   $ 150     $ 100
                                           =====================

             Reported basic earnings
                per share                    $0.73     $0.47
             Add: goodwill amortization,
                net of tax                               .02
                                           ---------------------
             Pro forma adjusted basic
                earnings per share           $0.73     $0.49
                                           =====================

             Reported diluted earnings
                per share                    $0.73     $0.46
             Add: goodwill amortization,
                net of tax                               .02
                                           ---------------------
             Pro forma adjusted diluted
                earnings per share           $0.73     $0.48
                                           =====================

                                             Nine Months Ended
                                               September 30,
                                              2002      2001
                                           ---------------------

             Reported net income             $ 443     $ 410
             Add: goodwill amortization,
                net of tax                                11
                                           ---------------------
             Pro forma adjusted net income   $ 443     $ 421
                                           =====================

             Reported basic earnings
                per share                    $2.16     $2.02
             Add: goodwill amortization,
                net of tax                               .05
                                           ---------------------
             Pro forma adjusted basic
                earnings per share           $2.16     $2.07
                                           =====================

             Reported diluted earnings
                per share                    $2.15     $2.00
             Add: goodwill amortization,
                net of tax                               .05
                                           ---------------------
             Pro forma adjusted diluted
                earnings per share           $2.15     $2.05
                                           =====================

Included in the Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 were $181 million and $173 million, respectively, of unamortized goodwill related to consolidated subsidiaries, primarily SET (included in sundry assets) and $331 million and $319 million, before foreign currency translation adjustments ($222 million and $248 million, including foreign currency translation adjustments) respectively, of unamortized goodwill related to unconsolidated subsidiaries, primarily those located in South America (included in investments). Unamortized other intangible assets were not material at September 30, 2002 and December 31, 2001.

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid. The capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the company beginning in 2003.

Upon adoption of SFAS 143, the company estimates that it would record an addition of $100 million to utility plant representing the company's share of the San Onofre Nuclear Generating Station (SONGS) estimated future decommissioning costs (as discounted to the present value at the date the various units began operation), and a corresponding retirement obligation liability of $350 million (which includes accretion of that discounted value to December 31, 2002). The nuclear decommissioning trusts' balance of $498 million at September 30, 2002 represents amounts collected for future decommissioning costs and earnings thereon, and has a corresponding offset in accumulated depreciation ($356 million related to SONGS Units 2 and 3) and deferred credits ($142 million related to SONGS Unit 1). That total amount would be reduced by $450 million, based on the $100 million depreciable base. The difference between the various amounts will be recorded as a regulatory liability of $200 million to reflect that SDG&E has collected the funds more quickly than SFAS 143 would accrete the retirement liability and depreciate the asset. Except for SONGS, the company has not yet determined the effect of SFAS 143 on its financial statements.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 governs the determination of whether the carrying value of certain assets, primarily property, plant and equipment, should be reduced. SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", was issued in April 2002 and will be effective for the company on January 1, 2003. In June, 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of these statements will not have a material impact on the company's financial statements.

In June 2002, a consensus was reached in Emerging Issues Task Force
(EITF) Issue 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, effective for financial statements issued for periods ending after July 15, 2002. This required that SES change its method of recording trading activities from gross to net. All other Sempra Energy subsidiaries were already recording trading activities net and required no change. The required reclassifications will have no impact on previously recorded gross margin, net income, or cash provided by operating activities.

In October 2002, the EITF reached a consensus to rescind Issue 98-10, the basis for mark-to-market accounting used for recording energy-trading activities by many companies, including SET and SES. The new ruling requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted pursuant to Issue 98-10. Instead, those contracts should be accounted for under accrual accounting and would not qualify for mark-to-market accounting unless the contracts meet the requirements stated under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." The effective date for the full rescission of Issue 98-10 will be for fiscal periods beginning after December 15, 2002. The effect of rescinding Issue 98-10 will be reported as a cumulative effect of a change in accounting principle in accordance with Accounting Principles Board Opinion 20 on January 1, 2003. The company has not yet determined the impact of this change on the Consolidated Financial Statements, but preliminarily believes that the majority of the revenue recorded under mark-to-market accounting based on EITF 98-10 will still be recorded under mark-to-market accounting based on SFAS 133.

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry has significantly affected the company's electric utility operations. The background of this issue is described in the company's Annual Report. Subsequent developments are described herein.

SDG&E's AB 265 undercollection balance has been reduced from $392 million at December 31, 2001, to $270 million at September 30, 2002. SDG&E has filed an application with the California Public Utilities Commission (CPUC) for a rate surcharge to expedite recovery of this undercollection. However, even at current rates and allocation of those rates between the California Department of Water Resources (DWR) and SDG&E, the balance is expected to be completely recovered by mid 2005. Also at issue is the ownership of certain power sale profits. As previously discussed in Note 14 of the notes to Consolidated Financial Statements in the Annual Report, the CPUC rejected portions of a memorandum of understanding with respect to a settlement of regulatory issues related to electricity contracts held by SDG&E. A proposed settlement would have granted SDG&E ownership of its power sale profits in exchange for crediting $219 million to customers to offset a portion of the rate-ceiling balancing account. Instead, the CPUC asserted that all the profits associated with the contracts (which the CPUC estimated to be $363 million) should accrue to the benefit of customers. The company believes the CPUC's calculation of these profits is incorrect. Moreover, the company believes that all profits associated with the contracts properly are for the benefit of SDG&E shareholders rather than customers. Accordingly, SDG&E has challenged the CPUC's disallowance of profits from the contracts in both the California Court of Appeals and in Federal District Court.

These court proceedings have been held in abeyance pending the CPUC's consideration of another proposed settlement, which was negotiated with the CPUC legal division in June 2002. The settlement, if approved by the CPUC, would dispose of all issues relating to the contracts by allocating an additional $24 million of power sale profits to customers by a reduction of the rate-ceiling balancing account. The settlement, if approved, would not adversely affect SDG&E's financial position, liquidity or results of operations. A proposed CPUC decision issued in September 2002 would reject the settlement, deny SDG&E's request for a surcharge, and require SDG&E to reduce its AB 265 undercollection by $130 million to reflect profits from the intermediate-term contracts from June 2000 through January 2001. An alternate proposed decision issued in October 2002 would essentially adopt the June 2002 settlement. Final resolution of this matter is expected by the end of 2002. If the settlement is not approved, SDG&E intends to proceed with its previously instituted litigation seeking the allocation of all power sale profits to shareholders.

On March 21, 2002, the CPUC affirmed its decision prohibiting new direct access (DA) contracts after September 20, 2001, but rejected a proposal to make the prohibition retroactive to July 1, 2001. Contracts in place as of September 20, 2001 may be renewed or assigned to new parties. On November 7, 2002, the CPUC issued a decision adopting DA exit fees with a cap of 2.7 cents per kWh. This decision will have no effect on SDG&E's cash flows or results of operations because any shortfall due to the cap on the exit fees will be funded by bundled customers in current rates.

On April 4, 2002, the CPUC approved a plan that determines how much ratepayer revenue the state's investor-owned utilities (IOUs) can collect in 2002 for utility-retained generation. SDG&E continues to collect the system average rate of 7.96 cents/kWh for commodity costs (the 6.5-cent commodity rate ceiling, plus an amount sufficient to repay the DWR for its purchases of power for utility customers). SDG&E also collects a 0.7-cent/kWh competition transition charge (CTC). The excess, if any, of the system average rate and CTC rate over actual costs is used to reduce the AB 265 undercollection balance described above.

Operating costs of SONGS Units 2 and 3, including nuclear fuel and related financing costs, and incremental capital expenditures are recovered through a performance incentive pricing plan (ICIP) which allows SDG&E to receive approximately 4.4 cents per kilowatt-hour for SONGS generation. Any differences between these costs and the incentive price affect net income and, for the nine-month period ended September 30, 2002, ICIP contributed $37 million to SDG&E's net income. The CPUC has rejected an administrative law judge's proposed decision to end ICIP prior to its December 31, 2003 scheduled expiration date. However, the CPUC has also denied the previously approved market-based pricing for SONGS beginning in 2004 and instead provided for traditional rate-making treatment under which the SONGS ratebase would begin at zero, essentially eliminating earnings from SONGS until ratebase grows. SDG&E has applied for a rehearing of this decision as contrary to market-based pricing contemplated by the overall SONGS ratemaking mechanism adopted by the CPUC in establishing ICIP in 1996. If SDG&E were to be granted market-based rates, SDG&E believes the impact of the end of ICIP would be somewhat reduced.

Since early 2001, the DWR has procured power for each of the California IOUs and the CPUC has established the allocation of the power and the related cost responsibility among the IOUs for that power. SDG&E's allocation results in its overall rates being comparable to those of the other two California electric IOUs, Southern California Edison (Edison) and Pacific Gas and Electric (PG&E).

The CPUC intends for the utilities to take the procurement function back from DWR by the beginning of 2003. On September 19, 2002, the CPUC issued a decision on how the power from the long-term contracts signed by DWR should be allocated to the customers of each of the utilities for purposes of determining the amount of additional power each utility will be required to procure in 2003 and thereafter to fill out its resource needs. The reasonableness of the IOUs' administration and dispatch of the allocated contracts will be reviewed by the CPUC in an annual proceeding. Assembly Bill 57 (AB 57), signed by California Governor Davis on September 24, 2002, requires the CPUC to make this determination, and to establish procedures that will allow utilities to recover their electric procurement costs in a timely fashion without the need for retrospective reasonableness reviews. SDG&E believes that a return to the procurement function in accordance with AB 57 would have no adverse impact on its financial position or results of operations.

On August 22, 2002, the CPUC issued a decision authorizing California's IOUs to begin buying power to cover their net short energy requirements starting on January 1, 2003. The net short is the difference between the amount of electricity needed to cover a utility's customer demand and the power provided by owned generation and existing contracts, including the long-term power contracts allocated to the customers of each IOU by the DWR (see above). The IOUs are authorized to enter into contracts of up to five years for power from traditional sources, and up to 15 years for power from renewable sources. Based upon the DWR's allocation, SDG&E will be required to purchase approximately 10 percent of its customer requirements in 2003.

On October 24, 2002, the CPUC issued a decision in the Electric Procurement proceeding that directs the resumption of the electric commodity procurement function by IOUs by January 1, 2003, and begins the implementation of recent legislation regarding procurement and renewables portfolio standard addressed in AB 57 and SB 1078. The decision establishes a process for review and approval of the utilities' updated 2003 procurement plans before January 1, 2003, and long-term (20-year) procurement plans during 2003. The CPUC has authorized the utilities to use derivatives to manage procurement risk and to acquire a variety of resource types including utility ownership, conventional generation, distributed generation, self generation, demand side resources, transmission and renewables. A renewables portfolio standard is adopted, requiring an additional one percent of energy sales each year to be supplied by renewable sources. A semiannual cost review and rate revision mechanism is established, and a trigger is established for more frequent changes if balances exceed four percent of annual, non-DWR generation revenues, to provide for timely recovery of any undercollections. The decision expresses interest in an approach to an incentive mechanism that rewards or penalizes utilities relative to their performance against a benchmark.

The CPUC has placed a moratorium on the IOUs' purchasing electricity from their affiliates for either two years or until the CPUC completes a rulemaking on this matter.

The State of California has commenced the sale of $11.95 billion in revenue bonds, the proceeds of which are needed to repay monies the state borrowed from its general fund and other short-term lenders to purchase electricity for its residents during the energy crisis of 2001 and 2002. The bonds include a variety of variable-rate and fixed-rate instruments with maturity dates of up to 20 years. Sale of the bonds is expected to close in November 2002. A CPUC decision issued in October 2002 implements a separate bond charge to be passed on to the IOUs' customers. Due to SDG&E's billable rates being limited by the CPUC, the decision potentially could result in a revenue shortfall that would be recorded in a balancing account until disposition in the DWR Revenue Requirements Phase of this proceeding.

GAS INDUSTRY RESTRUCTURING

As discussed in Note 15 of the notes to Consolidated Financial
Statements in the Annual Report, in December 2001 the CPUC issued a decision related to gas industry restructuring, with implementation anticipated during 2002. However, implementation has been delayed and the CPUC has ordered additional hearings.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

In January 2002, the CPUC issued a decision that broadly determined that a holding company would be required to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. Also in January 2002, the CPUC ruled that it had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company filed a request for rehearing on the issues, which the CPUC denied on July 17, 2002. The company is seeking judicial review of the orders in the California Court of Appeals. The company filed its appeal on August 19, 2002.

NUCLEAR INSURANCE

SDG&E and the other co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.25 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E and the other co-owners of SONGS could be assessed retrospective premium adjustments of up to $176 million (SDG&E's share is $36 million unless default occurs by any other co-owner) in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. This coverage also provides indemnity payments of $3.5 million per week, for up to 52 weeks, and then $2.8 million per week, for up to 110 weeks, for the cost of replacement power. There is a waiting period of 12 weeks. Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $7.4 million.

Both the public-liability and property insurance include coverage for SDG&E's and the other co-owners' losses resulting from acts of terrorism.

LITIGATION

SER is a defendant in an action brought by the CPUC and the California Electricity Oversight Board at the Federal Energy Regulatory Commission
(FERC) alleging that, because of the dysfunctional energy market in California, the long-term power contracts entered into by the DWR should be revised or set aside as being unjust and unreasonable. On April 24, 2002, the FERC ordered hearings on the complaints. The order requires the complainants to satisfy a "heavy" burden of proof to support a revision of the contracts, and cited the FERC's long-standing policy to recognize the sanctity of contracts, from which it has deviated only in "extreme circumstances." Hearings will begin in December 2002 under the supervision of a FERC administrative law judge (ALJ). Settlement negotiations are continuing. A decision from the ALJ is expected in February 2003. The FERC expects to issue a final decision by May 2003. Additional information regarding the contract between SER and the DWR is included under "Sempra Energy Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. and several of its affiliates, sought to maintain their positions in the natural gas market by agreeing, among other things, to restrict the supply of natural gas into Southern California. On October 16, 2002, the assigned San Diego Superior Court judge ruled that the case can proceed with discovery and that the California courts, rather than the FERC, have jurisdiction in the case. This was a preliminary ruling and not a ruling on the merits or facts of the case. The northern California cases which only name El Paso as a defendant are scheduled for trial in September 2003 and the remainder of the cases are set for trial in January
2004. According to published reports, the Nevada Attorney General filed a similar lawsuit in Nevada in November 2002.

Various 2000 lawsuits, which seek class-action certification, allege that certain company subsidiaries unlawfully manipulated the electric-energy market. These lawsuits were consolidated in San Diego Superior Court, by order of the Judicial Council, but have recently been removed to Federal Court where motions to remand are pending. Similar, subsequent lawsuits are expected to be consolidated with the existing matters in San Diego.

SER is a defendant in an action brought by Occidental Energy Ventures (Occidental) with respect to the Elk Hills power project being jointly developed by the two companies. Occidental alleges that SER breached the joint venture agreement by not providing that Occidental would be a party to the contract with the DWR or receiving its share of the proceeds from providing power to the DWR under the contract from Elk Hills. The court has ordered that the agreement requires the matter be arbitrated in accordance with the agreement.

SER, SET and SDG&E, along with all other sellers in the western power market, have been named defendants in a complaint filed at the FERC by the California Attorney General's office seeking refunds for electricity purchases based on alleged violations of FERC tariffs. The FERC has dismissed the complaint. The California Attorney General's office requested a rehearing, which the FERC denied. The California Attorney General has filed an appeal in the 9th Circuit.

Management believes the above allegations are without merit.

In connection with its investigation into California energy prices, in May 2002 the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in "death star," "load shift," "wheel out," "ricochet," "inc-ing load" and various other specific trading activities as described in memos prepared by attorneys retained by Enron Corporation and in which it was asserted that Enron was manipulating or "gaming" the California energy markets. In response to the inquiry, Sempra Energy's electricity trading subsidiaries have denied using any of these strategies. SDG&E did disclose and explain a single de minimus 100-MW transaction for the export of electricity out of California. In response to a related FERC inquiry regarding natural gas trading, SDG&E and SoCalGas have also denied engaging in "wash" or "round trip" trading activities. The companies are also cooperating with the FERC and other governmental agencies and officials in their various investigations of the California energy markets.

In October 2002, the FERC also requested the largest North American natural gas marketers in 2001 to submit information regarding natural gas trading data provided by these marketers to energy trade publications in 2000 and 2001. During this period individual employees at SET received unsolicited information requests from trade publications, many of which were telephone inquiries seeking an immediate telephonic response. SET has advised the FERC that, out of several hundred communications during the relevant period, prices were inaccurately reported by perhaps $.01 to $.02 per mmbtu on a handful of occasions involving an area in the Rocky Mountain region. No records of these telephone conversations exist. SET has also advised the FERC that it has found no instances involving inaccurate written information provided by SET to trade publications.

On May 28, 2002, SER filed a complaint for declaratory judgment in San Diego Superior Court regarding its contract with the DWR. In addition to other relief, SER is seeking a binding declaration from the court that, contrary to DWR's stated position, SER is meeting the terms of the agreement and that DWR is obligated to take delivery of and pay for wholesale electric power, as provided for under the agreement. In response to SER's complaint for a declaratory judgment, on July 2, 2002, the DWR filed a cross-complaint against SER, seeking to void the 10-year energy-supply contract by alleging that SER misrepresented its intentions regarding the Elk Hills Power Plant as well as the other plants currently under construction. The DWR continues to accept all scheduled power from SER and has made all payments for such power. The construction of the Elk Hills Power Plant is on schedule to begin operating in the spring of 2003. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Sempra Energy Resources."

SET is a defendant in the action at the FERC concerning rates charged certain utilities by sellers of electricity. Management cannot predict the outcome of this matter.

At September 30, 2002, SET remains due approximately $100 million from energy sales made in 2000 and 2001 through the California Independent System Operator and the California Power Exchange markets. The collection of these receivables depends on satisfactory resolution of the financial difficulties being experienced by other California IOUs as a result of the California electric industry crisis. SET has submitted relevant claims in the Pacific Gas and Electric and in the California Power Exchange bankruptcy proceedings. The company believes adequate reserves have been recorded.

Except for the matters referred to above, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the company's financial condition or results of operations.

ARGENTINE INVESTMENTS

SEI has a $300 million investment in Argentina through its ownership of approximately 40 percent of two natural gas operating utilities. As a result of the decline in the value of the Argentine peso, SEI has reduced the carrying value of its investment to $50 million by reducing shareholders' equity by $250 million, which is included in accumulated other comprehensive income (loss). These non-cash adjustments, which began at the end of 2001 and are continuing, did not affect net income, but did reduce comprehensive income and increase accumulated other comprehensive income (loss).

The related Argentine economic decline and government responses (including Argentina's unilateral, retroactive abrogation of utility agreements earlier this year) are continuing to adversely affect the operations of SEI's two unconsolidated Argentine utilities. On September 5, 2002, SEI filed for international arbitration under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments resulting from the government actions. SEI expects the International Center for Settlement of Investment Disputes to recognize the filing and set the matter for arbitration within two months, but resolution is expected to take more than a year. Sempra Energy also has political-risk insurance that could recover a portion of the diminution. If it were to become probable that SEI would not recover at least the difference between its pre-currency-adjustment carrying value of these investments over their diminished value, SEI would at that time record a non-recurring charge against net income equal to the shortfall. However, the effect on shareholders' equity of any such charge would be reduced or eliminated to the extent of the currency adjustments relating to SEI's Argentine investments previously recorded in other comprehensive income.

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

                                 Three Months     Nine Months
                                    Ended            Ended
                                September 30,    September 30,
                                ---------------------------------
(Dollars in millions)           2002    2001      2002     2001
-----------------------------------------------------------------

Net income                      $ 150   $  96     $ 443    $ 410

Foreign currency adjustments      (54)    (15)     (182)     (28)

Minimum pension liability
   adjustments                     --      --       (14)      (8)

Market-value adjustments of
   financial instruments (Note 5)  --       2        --        1

                                ---------------------------------
   Comprehensive income         $  96   $  83     $ 247    $ 375
-----------------------------------------------------------------

4.  SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has four separately managed reportable segments comprised of SoCalGas, SDG&E, SET and SER. During the third quarter of 2002, SER met the requirements for disclosure as a reportable segment for the first time. The two utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. As described in the notes to Consolidated Financial Statements in the company's Annual Report, SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego county. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SET, based in Stamford, Connecticut, is a wholesale trader of physical and financial products, including natural gas, electricity, petroleum, petroleum products and other commodities, and a trader and wholesaler of metals, serving a broad range of customers in the United States, Canada, Europe and Asia. SER develops, owns and operates power plants and natural gas storage, production and transportation facilities within the western United States and Baja California, Mexico.

The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the company's Annual Report, and segment performance is evaluated by management based on reported net income. Utility transactions are primarily based on rates set by the CPUC and the FERC.



-----------------------------------------------------------------------------
                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                            -------------------------------------------------
(Dollars in millions)           2002       2001          2002        2001
-----------------------------------------------------------------------------
Operating Revenues:
  Southern California Gas    $   597     $  561        $1,999      $3,036
  San Diego Gas & Electric       420        333         1,254       1,973
  Sempra Energy Trading          178        224           582         915
  Sempra Energy Resources        136        102           275         135
  Intersegment revenues           (7)        (5)          (17)        (18)
  Other                           60        202           245         390
                            -------------------------------------------------
    Total                    $ 1,384     $1,417        $4,338      $6,431
-----------------------------------------------------------------------------
Net Income:
  Southern California Gas*   $    56     $   57        $  167      $  156
  San Diego Gas & Electric*       46         43           150         132
  Sempra Energy Trading           10         31            73         186
  Sempra Energy Resources         29         (9)           60         (14)
  Other                            9        (26)           (7)        (50)
                            -------------------------------------------------
    Total                    $   150     $   96        $  443      $  410
-----------------------------------------------------------------------------
* after preferred dividends

--------------------------------------------------------
                                        Balance at
                                ------------------------
                               September 30,  December 31,
                                    2002         2001
--------------------------------------------------------
Assets:
  Southern California Gas         $ 3,815       $ 3,762
  San Diego Gas & Electric          5,646         5,444
  Sempra Energy Trading             5,264         2,997
  Sempra Energy Resources           1,080           577
  Other                             2,538         3,248
  Intersegment receivables         (1,170)         (872)
                                 -----------------------
    Total                         $17,173       $15,156
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

At September 30, 2002, $3 million in current assets, $33 million in investments and other assets, $134 million in current liabilities and $912 million in deferred credits and other liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $133 million in current regulatory assets, $912 million in noncurrent regulatory assets and $1 million in current regulatory liabilities were recorded in the Consolidated Balance Sheets as of September 30, 2002.

For the nine months ended September 30, $2 million of losses in 2002 and $3 million of income in 2001 were recorded in natural gas operating revenues and $1 million of income in 2002 and $2 million of losses in 2001 were recorded in other income in the Statements of Consolidated Income. Additionally, market value adjustments of $11 and $22 million were made at September 30, 2002 and December 31, 2001, respectively, to long-term debt relating to two fixed-to-floating interest rate swap agreements. The market value adjustment in 2002 included a reversing effect for the cancellation of one of the swap agreements on September 30, 2002.


ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the company's Annual Report.

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

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The company's California utility operations are a major source of liquidity. During the period beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity and its ability to make funds available to Sempra Energy were adversely affected by the electric cost undercollections resulting from a temporary ceiling on electric rates legislatively imposed in response to high electric commodity costs. Growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement with the DWR extends through December 31, 2002. The CPUC is conducting proceedings intended to establish guidelines and procedures for the resumption of electricity procurement by SDG&E and the other California IOUs and in October 2002 issued a decision directing the resumption of the electric commodity procurement function by the IOUs by January 1, 2003. In addition, AB 57 and implementing decisions by the CPUC provide for periodic adjustments to rates that would reflect the costs of power and are intended to ensure that undercollections for the commodity cannot exceed four percent of the annual non-DWR generation revenues. See further discussion in the company's Annual Report and the discussion of AB 57 in
Note 2 of the notes to Consolidated Financial Statements.

SET provides cash to or requires cash from Sempra Energy as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by credit ratings (see below) and price fluctuations) and the length of its various trading positions. Its status as a source or use of Sempra Energy cash also depends on its level of borrowing from its own sources.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2002, the increase in cash flows from operations compared to the corresponding period in 2001 was attributable to the continuing decrease in SDG&E's undercollection of purchased-power costs (the balance of which decreased to $392 million at December 31, 2001 and $270 million at September 30, 2002 from a high in mid-2001 of $750 million), the decrease in prior year overcollected regulatory balancing accounts at SoCalGas as a result of actual cost of gas being higher than amounts collected in rates during 2001, the decrease in trade accounts payable due to lower gas prices in 2001 compared to 2000 and the DWR's purchasing SDG&E's net short position beginning in 2001, and the net impact of trading activities. These factors were partially offset by decreases in trade accounts receivable and current taxes receivable.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine-month period ended September 30, 2002, the decrease in cash flows from investing activities compared to the corresponding period in 2001 was primarily due to various acquisitions in 2002 to expand trading operations, increased capital expenditures and, as reflected in "other-net" on the Condensed Statements of Consolidated Cash Flows, required investments used to secure project funding made under a synthetic leasing agreement.

The 2002 capital expenditures include SER's costs related primarily to the 1,200-megawatt Mesquite Power Plant near Phoenix, Arizona (expected to commence commercial operations at 50-percent capacity in June 2003 and at full capacity in December 2003); the 600-megawatt Termoelectrica de Mexicali power plant near Mexicali, Mexico (commercial operation is scheduled for summer 2003); and other possible power plants being considered for development.

Capital expenditures for property, plant and equipment by the California utilities are estimated to be $700 million for the full year 2002 and are being financed primarily by internally generated funds and security issuances. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Capital expenditures for property, plant and equipment by the company's other business are estimated to be $1 billion for the full year 2002, of which $760 million is attributable to SER, including amounts under SER's synthetic lease agreement and the investment in Twin Oaks Power (described below).

The expansion of SoCalGas' pipeline capacity to meet increased demand by electric generators and commercial and industrial customers, which increased its capital expenditures in early 2002 and in 2001 and 2000, have been completed.

In October 2001, CMS Energy and Sempra Energy announced an agreement to develop jointly a major new liquefied natural gas (LNG) receiving terminal to bring natural gas supplies into northwestern Mexico and southern California. The plant will be located on the Pacific Coast, north of Ensenada, Baja California, Mexico. Sempra Energy has purchased a 300-acre site for the terminal for a purchase price of $19.7 million. As currently planned, the plant would have a send-out capacity of approximately 1 billion cubic feet per day of natural gas through a new 40-mile pipeline between the terminal and existing pipelines in the San Diego/Baja California border area. Subsequently, CMS Energy has adjusted its role in the development of the terminal since CMS Energy's business strategy is now to reduce debt and improve its balance sheet, which will require restraint in its capital spending. As a result, CMS Energy will not be an equity partner in the project, but has retained an option to participate as an equity partner in the project at a later date. It is still expected to participate as the LNG plant operator and will also provide technical support during the development of the project, which is currently estimated to commence commercial operations in 2007.

On October 31, 2002, SER completed its previously announced acquisition of a 305-megawatt, coal-fired power plant (to be renamed Twin Oaks Power) from Texas-New Mexico Power Company for $120 million. SER has a five-year contract to sell substantially all of the output of the plant and an 18-year coal supply contract.

Earlier this year, SET completed three acquisitions that add base metals trading and warehousing to its trading business. On February 4, 2002, SET completed the acquisition of London-based Sempra Metals Limited (formerly Enron Metals Limited), a leading metals trader on the London Metals Exchange, for $145 million (subject to completion of an audit). On April 26, 2002, SET completed the acquisition of the metals concentrates business of New York-based Sempra Metals Concentrates (formerly a part of Enron Metals & Commodity Corp.), a leading global trader of copper, lead and zinc concentrates, for $24 million. Also in April 2002, SET completed the acquisition of the U.S. warehousing business of Henry Bath, Inc. and the European and Asian assets of the Liverpool, England-based Henry Bath Limited and subsidiaries, which provide warehousing services for non-ferrous metals in Europe and Asia, for a total of $30 million. These acquisitions are expected to contribute to Sempra Energy's earnings in 2002.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2002, cash flows from financing activities decreased from the corresponding period in 2001 due primarily to the higher drawdowns of lines of credit in the 2001 period.

In October 2002, SoCalGas publicly offered and sold $250 million of 4.80-percent First Mortgage Bonds, maturing on October 1, 2012. The bonds are not subject to a sinking fund and are not redeemable prior to maturity except through a make-whole mechanism. Proceeds from the bond sale have become part of the company's general treasury funds to replenish amounts previously expended to refund and retire indebtedness and will be used for working capital and other general corporate purposes. These bonds were assigned ratings of A+ by the Standard & Poor's rating agency, A1 by Moody's Investors Service, Inc., and AA by Fitch, Inc.

On September 30, 2002, SoCalGas cancelled a fixed-to-variable interest-rate swap on $175 million of first mortgage bonds. The $6 million gain on the transaction is recorded in "Deferred Credits and Other
Liabilities" on the Consolidated Balance Sheet and will be amortized over the life of the bonds, which mature in 2025.

In August 2002, SoCalGas paid off $100 million of 6.875-percent first mortgage bonds at maturity. In June 2002, SDG&E paid off $28 million of 7.625-percent first mortgage bonds at maturity and, in July 2002, called $10 million of 8.5-percent first mortgage bonds.

On September 10, 2002, Sempra Energy Global Enterprises, the parent company for most of Sempra Energy's subsidiaries other than the California utilities, replaced its expiring $1.2 billion revolving line of credit with a $950 million syndicated credit agreement. The new revolving line of credit, which is also guaranteed by Sempra Energy, expires in September 2003, at which time outstanding borrowings may be converted to a one-year term loan. The agreement requires Sempra Energy to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 65 percent.

During the second quarter of 2002, the company sold $600 million in "Equity Units." Each unit consists of $25 principal amount of the company's 5.60% senior notes due May 17, 2007 and a contract to purchase for $25 on May 17, 2005, between .8190 and .9992 of a share of the company's common stock (to be determined by the then-prevailing market price). The net proceeds of the offering were used primarily to repay a portion of its short-term debt, including the repayment of $200 million borrowed by SER in April 2002 and other debt used to finance the capital expenditure program for Sempra Energy Global Enterprises.

In March 2000, the company's board of directors authorized the optional expenditure of up to $100 million to repurchase shares of common stock from time to time in the open market or in privately negotiated transactions. Through September 30, 2002, the company had acquired 896,800 shares under this authorization (162,400 in 2000, 60,000 in 2001 and 674,400 in the third quarter of 2002).

In May 2002, SDG&E and SoCalGas replaced their individual revolving lines of credit with a combined revolving credit agreement under which each utility may individually borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. Each utility's revolving credit line expires on May 16, 2003, at which time it may convert its then outstanding borrowings to a one-year term loan subject to having obtained any requisite regulatory approvals relating to long-term debt. Borrowings under the agreement, which are available for general corporate purposes including back-up support for commercial paper and variable-rate long-term debt, would bear interest at rates varying with market rates and the individual borrowing utility's credit rating. The agreement requires each utility individually to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 60 percent. The rights, obligations and covenants of each utility under the agreement are individual rather than joint with those of the other utility, and a default by one utility would not constitute a default by the other. These lines of credit were unused at September 30, 2002.

On September 30, 2002, Moody's Investors Service, Inc., reduced its ratings of the company's senior unsecured debt from A2 with a negative outlook to Baa1 with a stable outlook. The rating of SDG&E's senior secured debt was also reduced from Aa3 with a negative outlook to A1 with a stable outlook. In April 2002, Fitch, Inc. confirmed its prior credit ratings of the company's senior unsecured debt at A with a stable outlook as well as confirming its prior ratings of the company's other debt and that of its subsidiaries; Standard & Poor's reduced its ratings of the company's senior unsecured debt from A with a negative outlook to A- with a stable outlook, and made corresponding adjustments in the ratings and outlook of the company's other debt and that of its subsidiaries; and Moody's Investors Service, Inc., confirmed its prior ratings of the debt of SoCalGas and the short-term debt and variable rate demand bonds of SDG&E.

RESULTS OF OPERATIONS

Net income and net income per share increased for the nine-month period ended September 30, 2002, compared to the corresponding period in 2001, primarily due to improved results at the California utilities and at SER, lower interest expense, the 2001 one-time after-tax charge of $25 million for the surrender of a natural gas distribution franchise in Nova Scotia and the income-tax matters referred to below, partially offset by lower income in 2002 from SET as described below and the 2001 gain on sale of Energy America. Net income and net income per share increased for the three-month period ended September 30, 2002, compared to the corresponding period in 2001, primarily due to improved results at SDG&E and at SER and the one-time after-tax charge of $25 million described above, partially offset by reduced earnings at SET. The decreases in SET's earnings were primarily due to decreased volatility in energy commodity markets and decreased energy commodity prices during 2002.

The decreases in other operating revenues and other operating expenses for the three-month and nine-month periods ended September 30, 2002, compared to the corresponding periods in 2001, were primarily due to decreased volatility in energy commodity markets during 2002 at SET and decreased natural gas prices in Mexico for SEI, partially offset by SER's sales to the DWR that recommenced in April 2002 under its long-term contract. SER sold power to the DWR at a discounted rate in 2001. Other operating expenses for the nine-month period ended September 30, 2001 also included the gain on the sale of Energy America. In addition, other operating revenues and operating expenses for the three-month period decreased due to the deconsolidation of a small subsidiary earlier in 2002.

The decrease in interest expense for the three-month and nine-month periods ended September 30, 2002, compared to the corresponding period in 2001, was primarily due to a decrease in average outstanding debt, decreased interest rates in 2002 and the effects of interest-rate swaps.

Income tax expense decreased for the nine-month period ended September 30, 2002, compared to the corresponding period in 2001, primarily due to the favorable resolution of income-tax issues in the second quarter of 2002 and higher income tax expense recorded in the first quarter of 2001 related to the position of the Internal Revenue Service on a prior year's deduction. Income tax expense increased for the three-month period ended September 30, 2002, compared to the corresponding period in 2001, primarily due to the increased income noted above.





UTILITY OPERATIONS

The tables below summarize the natural gas and electric volumes and revenues by customer class for the nine-month periods ended September 30, 2002 and 2001.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                            Volumes    Revenue    Volumes    Revenue    Volumes    Revenue
                      ----------------------------------------------------------------------
2002:
 Residential                    208    $1,461         2     $  5         210      $1,466
 Commercial and industrial       86       448       219      128         305         576
 Electric generation plants      --        --       214       41         214          41
 Wholesale                       --        --        11        4          11           4
                            ---------------------------------------------------------------
                                294    $1,909       446     $178         740       2,087
 Balancing accounts and other                                                        200
                                                                                 --------
   Total                                                                          $2,287
--------------------------------------------------------------------------------------------
2001:
 Residential                    212    $2,263         2     $  4         214      $2,267
 Commercial and industrial       82       748       190      138         272         886
 Electric generation plants      --        --       375       91         375          91
 Wholesale                       --        --        17        8          17           8
                            ---------------------------------------------------------------
                                294    $3,011       584     $241         878       3,252
 Balancing accounts and other                                                        346
                                                                                 --------
   Total                                                                          $3,598
--------------------------------------------------------------------------------------------



The decrease in natural gas revenue is primarily due to lower natural gas prices and decreased transportation for electric generation plants and the loss of approximately 100 million cubic feet per day in load on the San Diego system when the Baja Norte pipeline began service in September 2002.

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

Electric Distribution and Transmission
(Volumes in millions of kWhrs, dollars in millions)
                                   2002              2001
                          ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                          ------------------------------------------
  Residential                 4,673    $ 486     4,474    $ 606
  Commercial                  4,517      481     4,597      664
  Industrial                  1,393      121     2,282      342
  Direct access               2,618       90     1,656       61
  Street and highway lighting    66        7        65        8
  Off-system sales                3       --       413       88
                          ------------------------------------------
                             13,270    1,185    13,487    1,769
  Balancing accounts and other          (235)              (377)
                          ------------------------------------------
  Total                      13,270    $ 950    13,487   $1,392
                          ------------------------------------------



The decreases in electric revenues and in electric fuel and net purchased power expense for the nine-month period ended September 30, 2002, compared to the corresponding period in 2001, were primarily due to the effect of lower electric commodity costs, which are passed on to customers without markup, and the DWR's purchases of SDG&E's net short position beginning in February 2001. The increase in electric fuel and net purchased power expense for the three-month period ended September 30, 2002, compared to the corresponding period in 2001, was primarily attributable to the DWR's independent system operator real time market refund during the third quarter 2001. Under the current regulatory framework, changes in commodity costs normally do not affect net income, as explained in the Annual Report, subject to the mechanisms under performance-based ratemaking as explained in the Annual Report.





SEMPRA ENERGY TRADING

SET recorded net income of $73 million and $186 million for the nine-month periods ended September 30, 2002 and 2001, respectively, and net income of $10 million and $31 million for the three-month periods ended September 30, 2002 and 2001, respectively. The decrease in net income was primarily due to decreased volatility in energy commodity markets and decreased energy commodity prices during 2002.

For the nine-month period ended September 30, 2002, SET recorded net revenues of $582 million compared to $915 million for the corresponding period in 2001. SET's gross revenues were $23.9 billion and $26.7 billion for the nine-month periods ended September 30, 2002 and 2001, respectively. SET has historically recorded trading activities net, as now required of all trading companies, based on a consensus issued by the Emerging Issues Task Force in June 2002.

The following tables summarize SET's trading margin by geographical region and by product line for the nine-month periods ended September 30, 2002 and 2001.

                                               Nine Months Ended
                                                  September 30
Trading Margin (dollars in millions)             2002      2001
--------------------------------------------------------------------
Geographical:
   North America                               $  226     $  551
   Europe/Asia                                     91         72
                                            ------------------------
     Total                                     $  317     $  623
                                            ========================
Product Line:
   Gas                                         $  149     $  206
   Power                                           68        287
   Oil/Crude & Products                            35        120
   Other                                           65         10
                                            ------------------------
     Total                                     $  317     $  623
                                            ========================



The estimated fair values for SET's trading activities as of September 30, 2002, and the periods during which unrealized revenues are expected to be realized, are (dollars in millions):

                        Fair Market
                          Value at
                        September 30  /--Scheduled Maturity (in months)--/
Source of fair value        2002      0-12     13-24      25-36      >36
----------------------------------------------------------------------------
Exchange prices           $  (96)    $ (71)    $    3    $  (26)     $ (2)
Prices actively quoted       507       307        136        58         6
Prices provided by other
   external sources            8       (10)        --        --        18
Prices based on models
   and other valuation
   methods                    28         4          7         2        15
                          --------------------------------------------------
Total                     $  447     $ 230     $  146     $  34     $  37
                          ==================================================
                            100.0%    51.4%      32.7%      7.6%      8.3%

The following table summarizes the counterparty credit quality for SET. These amounts are net of collateral in the form of customer margin and/or letters of credit.

                                        September 30   December 31
(Dollars in millions)                        2002          2001
--------------------------------------------------------------------
Commodity Exchanges                          $  111      $  133
Investment Grade*                             1,156       1,211
Below Investment Grade*                         414         335
                                           -------------------------
Total                                        $1,681      $1,679
                                           =========================
* As determined by rating agencies or internal models intended to approximate rating-agency determinations.
--------------------------------------------------------------------

A summary of SET's unrealized revenues for trading activities for the three-month and nine-month periods ending September 30, 2002 (in millions of dollars) follows:

                                    Three months        Nine months
                                        Ended               Ended
                                September 30, 2002   September 30, 2002
----------------------------------------------------------------------
Balance at beginning of period         $  407             $  405
Additions                                 169                355
Realized                                 (129)              (313)
                                  ------------------------------------
Balance at September 30, 2002          $  447             $  447
                                  ====================================

See also the comment concerning the CPUC's prohibition of IOUs' procuring electricity from their affiliates in "Electric Industry
Restructuring" in Note 2 of the notes to Consolidated Financial
Statements.

SEMPRA ENERGY INTERNATIONAL

Results for SEI were net income of $30 million and $11 million for the nine-month periods ended September 30, 2002 and 2001, respectively, and net income of $13 million and a net loss of $7 million for the three-month periods ended September 30, 2002 and 2001, respectively. The increases in net income were primarily due to the 2001 one-time, after-tax charge of $25 million following the surrender of Sempra Atlantic Gas' natural gas distribution franchise in Nova Scotia, partially offset by reduced profitability from operations in the Argentine subsidiaries. A discussion of the Argentine economic issue is included in Note 2 of the notes to Consolidated Financial Statements.

The 215-mile North Baja natural gas pipeline constructed by SEI and partner PG&E Corporation, extending from Arizona to the Rosarito
Pipeline south of Tijuana, is now operational and is expected to begin contributing to earnings in the fourth quarter of 2002.

SEMPRA ENERGY RESOURCES

Results for SER were net income of $60 million for the nine-month period ended September 30, 2002, compared with a net loss of $14 million for the corresponding period in 2001, and net income of $29 million and a net loss of $9 million for the three-month periods ended September 30, 2002 and 2001, respectively. The improvements were primarily due to sales to the DWR that commenced in April 2002 under its long-term contract. Losses in 2001 related to development costs of new generation projects and selling power to the DWR at below cost in June through September of 2001, under the long-term contract.

SER has an agreement with the DWR to supply the DWR with up to 1,900 megawatts of electricity over a ten-year period ending in September 2011. Sempra Energy's ability to increase its earnings is significantly dependent on results to be provided by the DWR agreement. As previously reported, the CPUC and the California Electricity Oversight Board have filed complaints with the FERC alleging that the agreement, as well as other agreements entered into by the DWR with other electricity suppliers, do not provide just and reasonable rates, and seeking to abrogate or reform the agreements. On April 24, 2002, the FERC ordered hearings on the complaints. The order requires the complainants to satisfy a "heavy" burden of proof to support a revision of the contracts, and cited the FERC's long-standing policy to recognize the sanctity of contracts, from which it has deviated only in "extreme circumstances." Hearings will begin in December, 2002. Settlement negotiations are ongoing. The FERC expects to issue a final decision by May 2003.

Although the contract is subject to ongoing litigation and regulatory proceedings, both SER and the State of California are performing under this contract, which is scheduled to end on September 30, 2011, and SER and the State of California are continuing discussions on the contract. Information concerning the litigation is provided in Note 2 of the notes to Consolidated Financial Statements.

On October 31, 2002, SER completed its previously announced acquisition of a 305-megawatt, coal-fired power plant (to be renamed Twin Oaks Power) from Texas-New Mexico Power Company for $120 million. SER has a five-year contract to sell substantially all of the output of the plant and an 18-year coal supply contract.

The 1,200-megawatt Mesquite Power Plant near Phoenix, Arizona, is expected to commence commercial operations at 50-percent capacity in June 2003 and at full capacity in December 2003. This project has been financed through a synthetic lease agreement. Under this agreement, SER is reimbursed monthly for most project costs. Through September 30, 2002, SER had received $433.6 million under this facility. All amounts above $280 million require collateralization through purchases of Treasury Bonds, which must be at least equal to 103 percent of the amount drawn. That collateralization was $159.1 million at September 30, 2002, and is included in "Investments" on the Consolidated Balance Sheets.

SER also has contracted	for two turbine sets (each consisting of two gas
turbines and one steam turbine), beyond those required for its plants currently under construction. Six additional sites, two of which are already fully permitted, are being evaluated for potential power plant locations and SER intends to use these turbine sets at two of these sites.

See also the comment concerning the CPUC's prohibition of IOUs' procuring electricity from their affiliates in "Electric Industry
Restructuring" in Note 2 of the notes to Consolidated Financial
Statements.

OTHER OPERATIONS

SES recorded net income of $11 million for the nine-month period ending September 30, 2002, compared with a net loss of $4 million for the corresponding period in 2001, and net income of $5 million and $0.1 million for the three-month periods ended September 30, 2002 and 2001, respectively. The improvement resulted from increased commodity sales.

The CPUC's decisions concerning direct access, described in "Electric Industry Restructuring" in Note 2 of the notes to Consolidated Financial Statements, affect SES's ability to enter into contracts to sell electricity in California.

SEF invests in limited partnerships, which own 1,300 affordable-housing properties throughout the United States, Puerto Rico and the Virgin Islands, and tax-advantaged synthetic fuel facilities. These investments are expected to provide income-tax benefits, primarily from income-tax credits. SEF recorded net income of $23 million and $20 million for the nine-month periods ended September 30, 2002 and 2001, respectively, and net income of $9 million and $7 million for the three-month periods ended September 30, 2002 and 2001, respectively. SEF's future investment policy is dependent on the company's future domestic income-tax position.

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



Merger Savings

In October 2001, the CPUC denied the California utilities' request to continue equal sharing between ratepayers and shareholders of estimated savings stemming from the 1998 merger between the California utilities' former parent companies. Instead, the CPUC ordered that all of the estimated 2003 merger savings go to ratepayers. The annual shareholder portion of the pretax savings for 2002 is $41 million.

Investments

As described in the company's Annual Report, the company has various investments and projects that will impact the company's future performance. Earlier this year, SET completed three acquisitions that add base metals trading and warehousing to its trading business. These acquisitions are Sempra Metals Limited (formerly Enron Metals Limited), Sempra Metals Concentrates (formerly a part of Enron Metals & Commodity Corp.) and Henry Bath, and are further described in "Cash Flows From Investing Activities." These acquisitions are expected to contribute to Sempra Energy's earnings in 2002. In addition, on October 31, 2002, SER completed its previously announced acquisition of a 305-megawatt, coal-fired power plant (to be renamed Twin Oaks Power) from Texas-New Mexico Power Company for $120 million. SER has a five-year contract to sell substantially all of the output of the plant and an 18-year coal supply contract.

Electric-Generation Assets

As described in the company's Annual Report, the company is involved in the development of several electric-generation projects that will significantly impact the company's future performance. The power plants that SER is building in Arizona, California and Mexico are on schedule to commence operations by the end of 2003. SER has approximately 2,400 megawatts of new generation in operation or under construction. The 570-megawatt Elk Hills power project, 50 percent owned by SER and located near Bakersfield, California, is expected to begin commercial operations in March 2003. The 1,200-megawatt Mesquite Power Plant near Phoenix, Arizona, is expected to commence commercial operations in June 2003. Termoelectrica de Mexicali, a 600-megawatt power plant near Mexicali, Baja California, Mexico, is expected to commence commercial operations in the summer of 2003. Electricity from the plants will be available for markets in California, Arizona and Mexico. SER's projected portfolio of plants in the western United States and Baja California, Mexico, will supply power to the state of California under SER's agreement with the DWR. See further discussion above concerning negotiations with the DWR about the contract, under "Sempra Energy Resources," concerning SER's contract with the DWR.

Operating costs of SONGS Units 2 and 3, including nuclear fuel and related financing costs, and incremental capital expenditures are recovered through a performance incentive pricing plan (ICIP) which allows SDG&E to receive approximately 4.4 cents per kilowatt-hour for SONGS generation. Any differences between these costs and the incentive price affect net income and, for the nine-month period ended September 30, 2002, ICIP contributed $37 million to SDG&E's net income. The CPUC has rejected an administrative law judge's proposed decision to end ICIP prior to its December 31, 2003 scheduled expiration date. However, the CPUC has also denied the previously approved market-based pricing for SONGS beginning in 2004 and instead provided for traditional rate-making treatment under which the SONGS ratebase would begin at zero, essentially eliminating earnings from SONGS until ratebase grows. SDG&E has applied for a rehearing of this decision as contrary to market-based pricing contemplated by the overall SONGS ratemaking mechanism adopted by the CPUC in establishing ICIP in 1996. If SDG&E were to be granted market-based rates, SDG&E believes the impact of the end of ICIP would be somewhat reduced.

Gas and Electric Rates

On November 7, 2002, the CPUC granted SDG&E an increase in its authorized return on equity from 10.6 percent to 10.9 percent. This change will result in a revenue requirement increase of $2.4 million ($1.9 million electric and $0.5 million gas), effective January 1, 2003. The decision will increase SDG&E's overall rate of return from 8.75 percent to 8.77 percent.

SoCalGas has a Cost of Capital Trigger Mechanism under which the company's rate of return and customer rates authorized by the CPUC are subject to automatic cost of capital adjustments for certain changes in interest rates. On October 8, 2002, such a trigger occurred. Therefore, there will be an automatic downward adjustment in rates by a formula that updates the cost of each component of SoCalGas' capital structure. SoCalGas will file an advice letter at the CPUC and expects the filing will reduce its annual margin effective January 1, 2003, by an amount expected to be approximately $10 million as a result of the triggering of this mechanism. This would reduce SoCalGas' annual after-tax income by approximately $6 million.

The CPUC has adopted a settlement proposed by SoCalGas in a recent case involving review of its Gas Cost Incentive Mechanism (GCIM). The CPUC decision finds that this mechanism, which allows SoCalGas to receive a share of the savings it achieves in buying natural gas for core customers, should continue indefinitely. Savings are determined by comparing the actual cost of gas purchases to a benchmark of monthly prices. SoCalGas has requested that the CPUC approve rewards of $30.8 million and $17 million for the last two completed program years. No rewards are included in SoCalGas' earnings until approved by the CPUC. CPUC approval of these rewards is expected in 2003, pending the Commission's investigation into the run-up in California border natural gas prices during the winter of 2000-2001.

SDG&E has a Gas Procurement Performance-Based Ratemaking (PBR) mechanism that allows SDG&E to receive a share of the savings it achieves by buying natural gas for customers below a monthly benchmark. In March 2002, SDG&E requested a reward of $7 million for the PBR natural gas procurement period ended July 31, 2001 (Year 8). No reward will be included in SDG&E's earnings until it is approved by the CPUC, which is expected by the end of 2002. In October 2002, SDG&E filed its Year 9 report for the PBR natural gas procurement period ended July 31, 2002, reporting a $1.4 million penalty, which has been recorded as of September 30, 2002.

On June 17, 2002, SDG&E amended its March 21, 2002 joint application with Southern California Edison requesting the CPUC to set contribution levels for the SONGS nuclear decommissioning trust funds. SDG&E requested a rate increase to cover its share of total projected increased decommissioning costs for SONGS. If approved, the current annual contribution to SDG&E's trust funds, which is recovered in rates, would increase to $11.5 million annually from $4.9 million. Prior to August 1999, SDG&E's annual contribution had been $22 million.

In August 2002, the CPUC issued a resolution approving SDG&E's 2000 PBR report. The resolution approved SDG&E's request for a total net reward of $11.7 million (pretax), as well as SDG&E's actual 2000 rate of return (applicable only to electric distribution and gas transportation) of
8.74 percent, which is below the authorized 8.75 percent. This resulted in no sharing of earnings in 2000 under the PBR sharing mechanism described in the company's Annual Report. The financial results herein include the reward during the third quarter of 2002.

In September 2002, the CPUC issued a decision denying SoCalGas' and SDG&E's request to combine their natural gas procurement activities at this time, pending completion of the CPUC's ongoing investigation of market power issues.

The California utilities will file applications with the CPUC in December 2002 to set new base rates. A CPUC decision is expected in late 2003, with new rates to become effective January 1, 2004.

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

NEW ACCOUNTING STANDARDS

New statements by the Financial Accounting Standards Board that have recently become effective or are yet to be effective are numbers 142 through 146. They are described in Note 1 of the notes to Consolidated Financial Statements. Number 142 increases net income by ending the amortization of goodwill. Number 143 requires accounting and disclosure changes concerning legal obligations related to future asset retirements. Number 144 replaces number 121 in dealing with asset impairment issues. Number 145 makes technical corrections to previous statements and number 146 deals with exit and disposal activities, replacing Issue 94-3 of the Emerging Issues Task Force.

In June 2002, a consensus was reached in Emerging Issues Task Force
(EITF) Issue 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus requires that mark-to-market gains and losses on energy trading contracts should be shown net in the income statement, effective for financial statements issued for periods ending after July 15, 2002. This required that SES change its method of recording trading activities from gross to net. All other Sempra Energy subsidiaries were already recording trading activities net and required no change. The required reclassifications will have no impact on previously recorded gross margin, net income, or cash provided by operating activities.

In October 2002, the EITF repealed EITF Issue 98-10, the basis for mark-to-market accounting by many companies, including SET and SES. Many of the transactions accorded mark-to-market accounting by 98-10 will still be accorded mark-to-market accounting based on SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." The impact of the repeal of 98-10 for the company is not yet known, but preliminarily it believes that the majority of the revenue recorded under mark-to-market accounting based on EITF 98-10 will still be recorded under mark-to-market accounting based on SFAS 133.

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

The Value at Risk (VaR) for SET at September 30, 2002, and the average VaR for the nine-month period ended September 30, 2002, at the 95-percent and 99-percent confidence intervals (one-day holding period) were as follows (in millions of dollars):

                                                  95%       99%
                                                ------    ------
     At September 30, 2002                       $7.7     $10.8
     Average for the nine months ended 9/30/02   $6.1      $8.6

As of September 30, 2002, the total VaR of the California utilities' and SES's natural gas positions was not material.

ITEM 4.  CONTROLS AND PROCEDURES

The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures. In addition, the company has investments in unconsolidated entities that it does not control or manage and, consequently, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company within 90 days prior to the date of this report has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures are effective.

There have been no significant changes in the company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 2 of the notes to Consolidated Financial Statements, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 10 - Material Contracts

      10.1  Form of Employment Agreement between Sempra Energy and
      Stephen L. Baum.

      10.2 Form of Employment Agreement between Sempra Energy and Donald E. Felsinger.

      10.3 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan.

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after June 30, 2002:

Current Report on Form 8-K filed July 24, 2002, filing as an exhibit Sempra Energy's press release of July 23, 2002, giving the financial results for the three-month period ended June 30, 2002.

Current Report on Form 8-K filed August 14, 2002, filing as an exhibit Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Current Report on Form 8-K filed October 25, 2002, filing as an exhibit Sempra Energy's press release of October 22, 2002, giving the financial results for the three-month period ended September 30, 2002.





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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)



Date: November 8, 2002             By:  /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
                                      Sr. Vice President and Controller








                           CERTIFICATIONS

I, Stephen L. Baum, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Sempra Energy;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                                  /s/ Stephen L. Baum
                                                      Stephen L. Baum
                                              Chief Executive Officer



I, Neal E. Schmale, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Sempra Energy;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                                  /s/ Neal E. Schmale
                                                      Neal E. Schmale
                                              Chief Financial Officer