Form 10-K
period 2002-12-31
SEMPRA ENERGY
filed 2003-02-26
CIK 1032208

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended   December 31, 2002
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
------    -------
                           SEMPRA ENERGY
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

CALIFORNIA                    1-14201               33-0732627
-------------------------------------------------------------------
(State of incorporation        (Commission         (I.R.S. Employer
or organization)               File Number)     Identification No.)

101 ASH STREET, SAN DIEGO, CALIFORNIA                        92101
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (619)696-2000
                                                     --------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of each exchange
Title of each class                             on which registered
-------------------                           ---------------------
Common stock, without par value               New York and Pacific
Mandatorily redeemable trust preferred securities         New York
Equity units, due 2007                                    New York

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index on page 38.  Glossary on page 45.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2003 was $4.9 billion.

Registrant's common stock outstanding as of January 31, 2003 was 206,068,905 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement prepared for the May 2003 annual meeting of shareholders are incorporated by reference into Part III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . 4
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . .27
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .28
Item 4.  Submission of Matters to a Vote of Security Holders. .28

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . .28
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . .28
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .29
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . .29
Item 8.  Financial Statements and Supplementary Data. . . . . .29
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . .29

PART III
Item 10. Directors and Executive Officers of the Registrant . .30
Item 11. Executive Compensation . . . . . . . . . . . . . . . .30
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . .30
Item 13. Certain Relationships and Related Transactions . . . .30
Item 14. Controls and Procedures. . . . . . . . . . . . . . . .31

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . .32

Independent Auditors' Consent and Report on Schedule. . . . . .34

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .37

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . .38

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . .45

Certifications. . . . . . . . . . . . . . . . . . . . . . . . .48

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission (CPUC), the California Legislature, the California Department of Water Resources (DWR), and the Federal Energy Regulatory Commission (FERC); capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

                              PART I
ITEM 1. BUSINESS

Description of Business

A description of Sempra Energy and its subsidiaries (the company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2002 Annual Report to Shareholders, which is incorporated by reference. The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has four separately managed reportable segments comprised of Southern California Gas Company (SoCalGas), San Diego Gas & Electric (SDG&E), Sempra Energy Trading (SET) and Sempra Energy Resources (SER). The company's two principal subsidiaries, SDG&E and SoCalGas, are collectively referred to as "the California Utilities." During the third quarter of 2002, SER first met the requirements for disclosure as a reportable segment. For further discussion, see Note 16 of the notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which is incorporated by reference.

Company Website

The company's website address is http://www.sempra.com/investor.htm. The company makes available free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is that affecting its utility subsidiaries.

Local Regulation

SoCalGas has gas franchises with the 240 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2003 to 2048.

SDG&E has electric franchises with the three counties and the 26 cities in its electric service territory, and natural gas franchises with the one county and the 23 cities in its natural gas service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and/or natural gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Chula Vista
(2003), Encinitas (2012), San Diego (2021) and Coronado (2028); and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

California Utility Regulation

The State of California Legislature, from time to time, passes laws that regulate SDG&E's and SoCalGas' operations. For example, in 1996 the legislature passed an electric industry deregulation bill, and in subsequent years passed additional bills aimed at addressing problems in the deregulated electric industry. In addition, the legislature enacted a law in 1999 addressing natural gas industry restructuring.

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SDG&E's and SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies. The CPUC also regulates the relationship of utilities with their holding companies and is currently conducting an investigation into this relationship.

The California Energy Commission (CEC) has discretion over electric demand forecasts for the state and for specific service territories. Based upon these forecasts, the CEC determines the need for additional energy sources and for conservation programs. The CEC sponsors alternative-energy research and development projects, promotes energy conservation programs and maintains a state-wide plan of action in case of energy shortages. In addition, the CEC certifies power-plant sites and related facilities within California.

The CEC conducts a 20-year forecast of supply availability and prices for every market sector consuming natural gas in California. This forecast includes resource evaluation, pipeline capacity needs, natural gas demand and wellhead prices, and costs of transportation and distribution. This analysis is used to support long-term investment decisions.

California Power Authority

The California Consumer Power and Financing Authority is responsible for ensuring reliable electricity at reasonable prices. It does so by diversifying its electricity portfolio to include increased renewable energy, permanent conservation efforts and cleaner-burning projects.

United States Utility Regulation

The FERC regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the uniform systems of accounts, rates of depreciation, and electric rates involving sales for resale. Both the FERC and CPUC are currently investigating prices charged to the California investor-owned utilities (IOUs) by various suppliers of natural gas and electricity.

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

International Utility Regulation

The company's consolidated and unconsolidated utility affiliates have locations in Argentina, Chile, Mexico and Peru. These operations are subject to the local, federal and other regulations of the countries and/or political subdivisions in which they are located.

Other Regulation

As a trading company, Sempra Energy Trading has locations and/or operations in North America, Europe and Asia and is subject to regulation as to its operations and its financial position. Among other things, its operations are subject to the New York Mercantile Exchange, the London Metals Exchange, the Commodity Futures Trading Commission, the FERC and the National Futures Association. Other subsidiaries are also subject to varying amounts of regulation by various governments, including various states in the United States (U.S.).

Licenses and Permits

The California Utilities obtain a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas. In addition, SDG&E obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of electricity. Both require periodic renewal, which results in continuing regulation by the granting agency. The company's unregulated affiliates are also required to obtain permits, authorizations and licenses in the normal course of business. Some of these permits, authorizations and licenses require periodic renewal. SER and its subsidiaries obtain a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities. In addition, SER obtains permits in connection with wholesale distribution of electricity. Sempra Energy Solutions
(SES) obtains permits in connection with the construction and operation of various facilities and with the retail sale of electricity and natural gas.

Other regulatory matters are described in Notes 13 and 14 of the notes to Consolidated Financial Statements in the 2002 Annual Report to
Shareholders, which is incorporated by reference.

SOURCES OF REVENUE

Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 16 of the notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which is incorporated by reference. Various information concerning revenue and revenue recognition is provided in Note 1 of the notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which is incorporated by reference.

CALIFORNIA UTILITY OPERATIONS

NATURAL GAS OPERATIONS

The company purchases, sells, distributes, stores and transports natural gas. SoCalGas owns and operates a natural gas distribution, transmission and storage system that supplies natural gas to 18.9 million end-use customers throughout a 23,000-square mile service territory from San Luis Obispo in the north, to the Mexican border in the south, and 535 cities, excluding the City of Long Beach and SDG&E's service territory in the County of San Diego. SoCalGas also transports gas to about 1,300 utility electric generation (UEG), wholesale, large commercial, industrial and off-system (outside the company's normal service territory) customers.

SDG&E purchases and distributes natural gas to 789,000 end-use customers throughout the western portion of the County of San Diego. SDG&E also transports natural gas to approximately 300 customers who procure the natural gas from other sources.

Supplies of Natural Gas

The California Utilities buy natural gas under several short-term and long-term contracts. Short-term purchases are from various Southwest United States and Canadian suppliers and are primarily based on monthly spot-market prices. The California Utilities transport natural gas under long-term firm pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SoCalGas has commitments for firm pipeline capacity under contracts with pipeline companies that expire at various dates through 2006. SDG&E has long-term natural gas transportation contracts with various interstate pipelines which expire on various dates between 2003 and 2023. SDG&E has a long-term purchase agreement with a Canadian supplier that expires in August 2003, and in which the delivered cost is tied to the California border spot-market price. SDG&E purchases natural gas on a spot basis to fill its additional long-term pipeline capacity. SDG&E intends to continue using the long-term pipeline capacity in other ways as well, including the transport of other natural gas for its own use and the release of a portion of this capacity to third parties.

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

The following table shows the sources of natural gas deliveries for the California Utilities from 1998 through 2002:


                                                                Years Ended December 31
                                          -------------------------------------------------------------------
                                            2002           2001          2000           1999           1998
-------------------------------------------------------------------------------------------------------------
Purchases (billions of cubic feet)

Gas purchases - commodity portion            433            420           418            466            492

Customer-owned and
  exchange receipts                          568            764           699            560            521

Storage withdrawal
   (injection) - net                           5            (29)           40             (6)           (28)

Company use and
  unaccounted for                            (24)           (24)          (26)           (16)           (23)
                                          -------        -------       -------        -------        -------
    Net deliveries                           982          1,131         1,131          1,004            962
                                          =======        =======       =======        =======        =======
Purchases (millions of dollars)
 Commodity costs                          $1,261         $2,444        $1,469         $1,084         $1,092

 Fixed charges*                              134            139           143            147            174
                                          -------        -------       -------        -------        -------
    Total purchases                       $1,395         $2,583        $1,612         $1,231         $1,266
                                          =======        =======       =======        =======        =======
Average commodity cost of purchases
  (dollars per thousand cubic feet)**     $ 2.91         $ 5.82        $ 3.51         $ 2.33         $ 2.22
                                          =======        =======       =======        =======        =======

*    Fixed charges primarily include pipeline demand charges, take or pay settlement costs and other direct-billed amounts allocated over the quantities delivered by the interstate pipelines serving the California Utilities.

**  The average commodity cost of natural gas purchased excludes fixed charges.



Market-sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts, ranging from one month to two years, based on spot prices) accounted for 100 percent of total natural gas volumes purchased by the company. The annual average price of natural gas at the California/Arizona border was $3.14/million British thermal units (mmbtu) in 2002, compared with $7.27/mmbtu in 2001 and $6.25/mmbtu in 2000. Supply/demand imbalances and a number of other factors associated with California's energy crisis from late 2000 through early 2001 resulted in higher natural gas prices during that period. Prices for natural gas decreased in the later part of 2001 and increased toward the end of 2002. As of December 31, 2002, the average spot cash price at the California/Arizona border was $4.47/mmbtu. The cost of gas purchased may vary and can exceed the annual average price.

During 2002, the California Utilities delivered 982 billion cubic feet
(bcf) of natural gas. Approximately 59 percent of these deliveries were customer-owned natural gas for which the California Utilities provided transportation services. The remaining natural gas deliveries were purchased by the California Utilities and resold to customers.

Customers

For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of UEG, wholesale, large commercial, industrial and off-system (outside the company's normal service territory) customers. Of the 6.1 million meters in the California Utilities' service territories, only 1,400 serve the noncore market.

Most core customers purchase natural gas directly from the California Utilities. Core customers are permitted to aggregate their natural gas requirement and, for up to 10 percent of each company's core market, to purchase natural gas directly from brokers or producers. The CPUC tentatively authorized the removal of the 10 percent limit, but this has yet to be implemented. The California Utilities continue to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. In early 2002, the California Utilities filed an application with the CPUC to combine their core procurement portfolios. On August 22, 2002, the CPUC issued an interim decision denying the request, pending completion of the CPUC's ongoing investigation of market power issues.

The CPUC ordered that utility procurement services offered to noncore customers be phased out sometime in 2003. Noncore customers would have the option to either become core customers, and continue to receive utility procurement services, or remain noncore customers and purchase their natural gas from other sources, such as brokers or producers. Noncore customers would also have to make arrangements to deliver their purchases to the California Utilities' receipt points for delivery through the California Utilities' transmission and distribution system. The proposed implementation of the order has encountered significant opposition and the CPUC is reconsidering its decision.

In 2002, for SoCalGas, 85 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 15 percent allocated to the noncore customers. In 2002, for SDG&E, 89 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 11 percent allocated to the noncore customers.

Although revenues from transportation throughput is less than for natural gas sales, the California Utilities generally earn the same margin whether they buy the natural gas and sell it to the customer or transport natural gas already owned by the customer.

SoCalGas also provides natural gas storage services for noncore and off-system customers on a bid and negotiated contract basis. The storage service program provides opportunities for customers to store natural gas on an "as available" basis, usually during the summer to reduce winter purchases when natural gas costs are generally higher. As of December 31, 2002, SoCalGas was storing approximately 34 bcf of customer-owned gas.

Demand for Natural Gas

Natural gas is a principal energy source for residential, commercial, industrial and UEG plant customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in the natural gas markets is largely dependent upon the health and expansion of the southern California economy. The California Utilities added 75,000 and 71,000 new customer meters in 2002 and 2001, respectively, representing a growth rate of 1.2 percent in both years. The California Utilities expect that their growth rate for 2003 will approximate that of 2002.

During 2002, 99 percent of residential energy customers in SoCalGas' service area used natural gas for water heating, 96 percent for space heating, 76 percent for cooking and 55 percent for clothes drying. In SDG&E's service area, 90 percent of residential energy customers used natural gas for water heating, 73 percent for space heating, 54 percent for cooking and 38 percent for clothes drying.

Demand for natural gas by noncore customers is very sensitive to the price of competing fuels. Although the number of noncore customers in 2002 was only 1,400, they accounted for approximately 7 percent of the authorized natural gas revenues and 58 percent of total natural gas volumes. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipelines and general economic conditions can result in significant shifts in demand and market price. The demand for natural gas by large UEG customers is also greatly affected by the price and availability of electric power generated in other areas.

Effective March 31, 1998, electric industry restructuring gave California electric utilities the option of purchasing energy for their customers from out-of-state producers. As a result, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on the California Utilities' natural gas operations, future volumes of natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes divert electricity generation from the California Utilities' service area.

Other

The Pipeline Safety Improvement Act of 2002, which became public law on December 17, 2002, requires that baseline inspections be completed over a ten-year period, with 50 percent of the inspections complete at the end of five years. Related to these inspections and potential retrofits, the company estimates that it will have $3.3 million in operating and maintenance expense each year and $23 million in capital expenditures.

Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 14 and 15 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

ELECTRIC OPERATIONS

Resource Planning

In 1996, California enacted legislation restructuring California's investor-owned electric utility industry. The legislation and related decisions of the CPUC were intended to stimulate competition and reduce rates.

Supply/demand imbalances and a number of factors resulted in abnormally high wholesale electric prices beginning in mid-2000, which caused SDG&E's monthly customer bills to be substantially higher than normal. These conditions and the resultant abnormally high electric-commodity prices continued into 2001 resulting in growth of the undercollection of SDG&E's electricity costs.

In response to these high commodity prices, the California legislature adopted legislation intended to stabilize the California electric utility industry and reduce wholesale electric commodity prices. This resulted in several legislative and regulatory responses, including California Assembly Bill (AB) 265, enacted in September 2000 and in effect through December 31, 2002. AB 265 imposed a ceiling of 6.5 cents/kilowatt hour (kWh) on the cost of the electric commodity that SDG&E could pass on to its small-usage customers on a current basis, effective retroactive to June 1, 2000. Further actions included the DWR's purchasing through December 31, 2002 the net short position of SDG&E (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts). In addition, implementation of some of the provisions of the Memorandum of Understanding (MOU) entered into by representatives of California Governor Davis, the DWR, Sempra Energy and SDG&E resulted in the cessation of growth in the AB 265 undercollection.

Additional information concerning direct access, the MOU and electric-industry restructuring in general is provided in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and in Notes 13, 14 and 15 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

Electric Resources

In connection with California's electric-industry restructuring, beginning March 31, 1998, the California IOUs were obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. The IOUs also were obligated to purchase from the PX the power that they sell to their customers. In 1999, SDG&E completed divestiture of its owned generation other than nuclear. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. As discussed in Note 13 of the notes to Consolidated Financial Statements, due to the conditions in the California electric utility industry, the PX suspended its trading operations on January 31, 2001.

As discussed above, the California Legislature passed laws (e.g., Assembly Bill X1 in February 2001), authorizing the DWR to enter into long-term contracts to purchase the portion of power used by SDG&E customers that is not provided by SDG&E's existing supply through December 31, 2002. SDG&E's residual net short requirements have been met by the DWR since February 7, 2001.

In August 2002, SDG&E was granted authority by the CPUC to once again procure electric power to meet the load requirements of its customers, effective January 1, 2003. The California Legislature also passed several laws (e.g., AB 57, Senate Bill (SB) 1078 and SB 1038) which required that (a) purchases made by SDG&E beginning January 1, 2003 not be subject to hindsight regulatory review, except for contract administration functions and (b) SDG&E procure at least one percent of its annual retail energy supply from renewable producers. Each IOU is directed to procure from renewable sources at least one percent of its 2003 total energy sales and add at least one percent of energy sales each year thereafter, such that a 20-percent renewable resources portfolio is achieved by the year 2017.

On September 20, 2002, SDG&E issued a Request for Offer seeking to purchase a variety of energy products from both renewable and non-renewable entities. SDG&E did not enter into any contracts with non-renewable entities but did enter into contracts with 11 renewable suppliers (for 15 projects) for 237 megawatts (mW) of non-firm power starting in 2003. On December 5, 2002, the CPUC issued its resolution approving SDG&E's renewable contract purchases and on December 19, 2003, the CPUC approved SDG&E's 2003 procurement plan. SDG&E has contracted to procure approximately four percent of its 2003 total energy sales from renewable sources and, pursuant to the December 2002 CPUC resolution, may credit toward future years' compliance any excess over its one-percent requirement.

The CPUC also allocated to SDG&E seven of the contracts signed by the DWR during the energy crisis in 2001. The contracts represent 2,754 mW of capacity available to SDG&E in a combination of must-take and dispatchable resources. SDG&E will be responsible for scheduling and dispatching these contracts (where applicable) as well as some contract administration duties.

Based on generating plants in service and purchased-power contracts currently in place, as of January 31, 2003, the mW of electric power available to SDG&E are as follows:

    Source                                          mW
    --------------------------------------------------
    San Onofre Nuclear Generating Station (SONGS)  430*
    Long-term contracts with other utilities        84
    DWR allocated contracts                      2,754
    Contracts with others                          592
                                                 -----
            Total                                3,860
                                                 =====
    * Net of internal usage

SONGS: SDG&E owns 20 percent of the three nuclear units at SONGS (located south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of Units 2 and 3. Southern California Edison (Edison) owns the remaining interests and operates the units.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut down the unit. At that time SDG&E began the recovery of its remaining capital investment, with full recovery completed in April 1996. The unit's spent nuclear fuel has been removed from the reactor and is stored on-site. In March 1993, the NRC issued a Possession-Only License for Unit 1, and the unit was placed in a long-term storage condition in May 1994. In June 1999, the CPUC granted authority to begin decommissioning Unit 1 and this work is now in progress.

Units 2 and 3 began commercial operation in August 1983 and April
1984, respectively. SDG&E's share of the capacity is 214 mW of Unit 2 and 216 mW of Unit 3.

During 2002, SDG&E spent $8 million on capital additions and modifications of Units 2 and 3, and expects to spend $10 million in 2003.

SDG&E deposits funds in external trusts to provide for the decommissioning of all three units.

Additional information concerning the SONGS units, nuclear decommissioning and industry restructuring is provided below and in "Environmental Matters" herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 6, 13, 14 and 15 of the notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which is incorporated by reference.

Purchased Power: The following table lists contracts with SDG&E's various suppliers:

                          Expiration         Megawatt
  Supplier                    Date          Commitment    Source
------------------------------------------------------------------

Long-Term Contracts with Other Utilities:

Portland General
  Electric (PGE)          December 2013           84   Coal
                                               -----
                  Total                           84
                                               =====
Other Contracts:

DWR Allocated Contracts

  Williams Energy
    Marketing & Trading   December 2010        1,875   Gas

  Sunrise Power Co. LLC   June 2012              560   Gas


  Other DWR contracts     Various terminations   319   Gas and wind
                          from 2003 to 2013
                                               -----
                                               2,754
                                               =====
Qualifying Facilities (QFs)  --

  Applied Energy Inc.     November 2019          107   Cogeneration

  Yuma Cogeneration       May 2024                57   Cogeneration

  Goal Line Limited
  Partnership             February 2025           50   Cogeneration

  Other QFs (73)          Various terminations    16   Cogeneration
                                               -----
                                                 230
Others  --

  Renewable (15)          5-15 year terms        237   Biomass, bio-gas
                          starting 2003                 and wind

  Various (3)             December 2003          125   System supply
                                               -----
                  Total                          592
                                               =====

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

Charges under the remaining contracts, which include renewal contracts signed in the fourth quarter of 2002, bilateral contracts executed in 2000 and 2001, and the DWR contracts allocated to SDG&E by the CPUC, are for firm and as-available energy and are based on the amount of energy received. The prices under these contracts are at the market value at the time the contracts were negotiated.

Additional information concerning SDG&E's purchased-power contracts is provided below, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

Power Pools

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 250 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms that have been pre-approved by FERC.

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

Transmission Access

The FERC has established rules to implement the transmission-access provisions of the National Energy Policy Act of 1992. These rules specify FERC-required procedures for others' requests for transmission service. In October 1997, the FERC approved the California IOUs' transfer of control of their transmission facilities to the ISO. On March 31, 1998, operation and control of the transmission lines was transferred to the ISO. Additional information regarding the ISO and transmission access is provided below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Shareholders, which is incorporated by reference.

Fuel and Purchased-Power Costs

The following table shows the percentage of each electricity source used by SDG&E and compares the kilowatt hour cost of nuclear fuel with the total cost of purchased power:

                    Percent of kWh            Cents per kWh
---------------------------------------------------------------
                  2002    2001    2000     2002    2001    2000
                 -----   -----   -----     ----    ----    ----
Nuclear fuel      23.0    30.1    14.9      0.4     0.5     0.5
Purchased power
  and ISO/PX      77.0    69.9    85.1      7.4     9.4     9.7
                  -----   -----   -----
Total            100.0%  100.0%  100.0%
                 ======  ======  ======

The cost of purchased power includes capacity costs as well as the costs of fuel. The cost of nuclear fuel does not include SDG&E's capacity costs.

Nuclear Fuel Supply

The nuclear-fuel cycle includes services performed by others under various contracts through 2008, including mining and milling of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment services, and fabrication of fuel assemblies.

Spent fuel from SONGS is being stored on site, where storage capacity will be adequate at least through 2005. Modifications in fuel storage technology can be implemented to provide on-site storage capacity for operation through 2022, the expiration date of the NRC operating license. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E pays a disposal fee of $1.00 per megawatt-hour of net nuclear generation, or approximately $3 million per year. The DOE projects it will not begin accepting spent fuel until 2010 at the earliest.

To the extent not currently provided by contract, the availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Additional information concerning nuclear-fuel costs is provided in
Note 15 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY GLOBAL ENTERPRISES

Sempra Energy Global Enterprises (Global) consists of most of the businesses of Sempra Energy other than the California Utilities, and serves a broad range of customers' energy needs. Global includes Sempra Energy Trading, Sempra Energy Resources, Sempra Energy International (SEI), Sempra Energy Solutions and several smaller business units. See below for a discussion of each of these business units.

SEMPRA ENERGY TRADING

Sempra Energy Trading is a full-service trading company that markets and trades physical and financial commodity products, including natural gas, power, petroleum products and base metals. SET combines trading, risk-management and physical commodity expertise to provide innovative solutions to its customers worldwide.

Earlier this year, SET completed acquisitions that add base metals trading and warehousing to its business.

For the year ended December 31, 2002, SET recorded net income of $126 million, including an extraordinary gain of $16 million, compared to net income of $196 million and $155 million in 2001 and 2000, respectively.

Additional information concerning these and other aspects of SET's operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1 and 10 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY RESOURCES

SER develops power plants for the competitive market. In May 2001, SER entered into a ten-year agreement with the DWR to supply up to 1,900 megawatts of electricity to the state. SER may deliver most of this electricity from its projected portfolio of plants in the western United States and Baja California, Mexico. Sales under the contract comprise more than two-thirds of the projected capacity of these facilities and the profits therefrom are significant to the company's ability to increase its earnings.

The company believes that SER's contract prices are just and reasonable, but has offered to renegotiate certain aspects of the contract (which would not affect the long-term profitability) in a manner mutually beneficial to SER and the state. Although the contract is subject to ongoing litigation and regulatory proceedings, both SER and the State of California are performing under this contract. Information concerning the litigation is provided in Note 15 of the notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which is incorporated by reference.

On October 31, 2002, SER purchased a 305-megawatt, coal-fired power plant (renamed Twin Oaks Power) from Texas-New Mexico Power Company for $120 million. SER has a five-year contract to sell substantially all of the output of the plant. In connection with the acquisition, SER also assumed a contract which includes annual commitments to purchase lignite coal either up until an aggregate minimum volume has been achieved or through 2025.

In February 2001, the company announced plans to construct
Termoelectrica de Mexicali, a $350 million, 600-megawatt power plant near Mexicali, Mexico. Construction of the power plant began in the second half of 2001 with completion scheduled for mid-2003.

In December 2000, SER obtained approval from the appropriate state agencies to construct the Mesquite Power Plant. The plant is expected to commence commercial operations at 50-percent capacity in June 2003 and at full capacity in January 2004. The project is being financed via the synthetic lease agreement described in Note 15 of the notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which is incorporated by reference.

In December 2000, SER obtained approvals from the appropriate state agencies to construct the Elk Hills Power Project (Elk Hills). The plant is expected to commence commercial operations in May 2003.

In mid-2000, El Dorado Energy, a 50/50 partnership between SER and Reliant Energy Power Generation, completed construction of a $280 million, 440-megawatt merchant power plant near Las Vegas, Nevada.

SER also has contracted for two turbine sets (each consisting of two gas turbines and one steam turbine), beyond those required for its plants currently under construction. Six additional sites, two of which are already permitted, are being evaluated for potential power plant locations. SER intends to use these turbine sets at two of these sites.

SER recorded net income of $60 million in 2002, compared to a net loss of $27 million and net income of $29 million in 2001 and 2000, respectively.

Additional information concerning these and other aspects of SER's operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 3 and 15 of the notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY INTERNATIONAL

SEI develops, operates and invests in energy-infrastructure systems. SEI has interests in natural gas and/or electric transmission and distribution projects in Argentina, Chile, Mexico, Peru and the eastern United States, and is pursuing other projects, primarily in Mexico. SEI's interests in utility operations in South America are not consolidated and, therefore, are not included in these discussions.

In October 2001, Sempra Energy announced its intention to develop a liquefied natural gas (LNG) receiving terminal on a 300-acre site along the Pacific Coast, north of Ensenada, Baja California, Mexico. SEI intends to develop the $400-million facility and related port infrastructure, which will provide one bcf per day of natural gas, beginning in 2007.

In the third quarter of 2002, SEI completed construction of the 140-mile Gasoducto Bajanorte Pipeline that connects the Rosarito Pipeline south of Tijuana, Mexico, with a pipeline being built by PG&E Corporation that will connect to Arizona. The 30-inch pipeline can deliver up to 500 million cubic feet per day of natural gas to new generation facilities in Baja California, including SER's Termoelectrica de Mexicali power plant discussed above. Capacity on the pipeline is fully subscribed.

In December 1999, Sempra Atlantic Gas (SAG), a subsidiary of SEI, was awarded a 25-year franchise by the government of Nova Scotia to build and operate a natural gas distribution system. In September 2001, due to new conditions required by the government of Nova Scotia, SAG notified the government that it intended to surrender its natural gas distribution franchise. SAG recorded an after-tax expense of $25 million in 2001 related to the surrender of the franchise.

Net income for SEI in 2002 was $26 million compared to net income of $25 million and $33 million for 2001 and 2000, respectively.

Additional information concerning these and other aspects of SEI's operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3 and 15 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY SOLUTIONS

SES sells energy commodities and provides integrated energy-related products and services to commercial, industrial, government and institutional markets.

In August 2000, SES purchased Connectiv Thermal Systems' 50-percent interests in Atlantic-Pacific Las Vegas and Atlantic-Pacific Glendale for $40 million, thereby acquiring full ownership of these companies.

SES recorded net income of $21 million in 2002, compared to net income of $1 million and a net loss of $14 million in 2001 and 2000, respectively.

Additional information concerning these and other aspects of SES's operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1 and 10 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

OTHER OPERATIONS

Sempra Energy Financial (SEF) invests as a limited partner in affordable-housing properties. SEF's portfolio includes 1,300 properties throughout the United States, including Puerto Rico and the Virgin Islands. These investments are expected to provide income tax benefits (primarily from income tax credits) over 10-year periods. SEF also has invested in a limited partnership that produces synthetic fuel from coal. SEF recorded net income of $36 million for 2002 and $28 million in each of 2001 and 2000. Whether SEF will invest in additional properties will depend on Sempra Energy's income-tax position.

In February 2003, Sempra LNG Corp., a newly created subsidiary of Global, announced an agreement to acquire the proposed Hackberry, La., LNG project from a subsidiary of Dynegy, Inc. Sempra LNG Corp. initially will pay Dynegy $20 million, with additional payments contingent on the performance of the project. The project has received preliminary approval from the FERC and expects a final decision later this year. If the project is approved, Sempra LNG Corp. will build an LNG receiving facility capable of processing up to 1.5 bcf per day of natural gas. The total cost of the project is expected to be about $700 million. The project could begin commercial operations as early as 2007.

RATES AND REGULATION -- CALIFORNIA UTILITIES

Electric Industry Restructuring

A flawed electric-industry restructuring plan, electricity supply/demand imbalances, and legislative and regulatory responses have significantly impacted the company's operations. Additional information on electric-industry restructuring is provided above under "Electric Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 13 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

Natural Gas Industry Restructuring

The natural gas industry in California experienced an initial phase of restructuring during the 1980s. In December 2001 the CPUC issued a decision adopting provisions affecting the structure of the natural gas industry in California, some of which could introduce additional volatility into the earnings of the California Utilities and other market participants. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, protests of these compliance filings were filed, and the CPUC has not yet authorized implementation of most of the provisions of its decision. Additional information on natural gas industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

Balancing Accounts

In general, earnings fluctuations from changes in the costs of natural gas and consumption levels for the majority of natural gas are eliminated through balancing accounts authorized by the CPUC. As a result of California's electric restructuring law, overcollections recorded in the electric balancing accounts were applied to transition cost recovery, and fluctuations in certain costs and consumption levels can now affect earnings from electric operations. In addition, fluctuations in certain costs and consumption levels affect earnings from the California Utilities' natural gas operations. Additional information on balancing accounts is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 1 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

Biennial Cost Allocation Proceeding (BCAP)

Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The mechanism in effect through the end of 2002 largely eliminated the effect on SoCalGas' income of variances in customer demand and natural gas transportation costs and is subject to the limitations of the Gas Cost Incentive Mechanism
(GCIM) described below. In December 2002, the CPUC issued a decision approving 100 percent balancing account treatment for variances between forecast and actual for SoCalGas' noncore revenues and throughput. The change eliminates the impact on earnings from any throughput and revenue variances compared to adopted forecast levels, effective January 1, 2003. Additional information on the BCAP is provided in Note 14 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

Gas Cost Incentive Mechanism

The GCIM is a process SoCalGas uses to evaluate its natural gas purchases, substantially replacing the previous process of reasonableness reviews. Additional information on the GCIM is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

Cost of Capital

The authorized cost of capital is determined by an automatic adjustment mechanism based on changes in certain capital market indices.
Additional information on the California Utilities' cost of capital is provided in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements in the 2002 Annual Report to
Shareholders, which is incorporated by reference.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC adopted PBR for SDG&E effective in 1994 and for SoCalGas effective in 1997. PBR has resulted in modification to the general rate case and certain other regulatory proceedings for the California Utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, rather than relying solely on expanding utility plant to increase earnings. The three areas that are eligible for PBR rewards are operational incentives based on measurements of safety, reliability and customer satisfaction; demand-side management (DSM) rewards based on the effectiveness of the programs; and natural gas procurement rewards.

Rewards resulting from PBR are not included in the company's earnings before they are approved by the CPUC. Additional information on the California Utilities' PBR mechanisms is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 14 of the notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders, which is incorporated by reference.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the company are included in Note 15 of the 2002 Annual Report to Shareholders, which is incorporated by reference. The following additional information should be read in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, allowing California's IOUs to recover their hazardous waste cleanup costs, including those related to Superfund sites or similar sites requiring cleanup. Cleanup costs at sites related to electric generation were specifically excluded from the collaborative by the CPUC. Recovery of 90 percent of hazardous waste cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses is permitted. In addition, the company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

During the early 1900s, the California Utilities and their predecessors manufactured gas from coal or oil. The manufacturing sites often have become contaminated with the hazardous residual by-products of the process. SoCalGas has identified 42 such sites at which it (together with other users as to 21 of these sites) may have cleanup obligations. Preliminary investigations, at a minimum, have been completed on 41 of the sites. As of December 31, 2002, 22 of these sites have been remediated, of which 18 have received certification from the California Environmental Protection Agency (EPA). At December 31, 2002, SoCalGas' estimated remaining investigation and remediation liability for all of these sites is $43 million. SDG&E identified three former manufactured-gas plant sites, remediation of which was completed at two of the sites in 1998 and 2000. Closure letters have been received for the two sites. At December 31, 2002 estimated remaining remediation liability on the third site is $1.5 million.

SDG&E sold its fossil-fuel generating facilities in 1999. As a part of its due diligence for the sale, SDG&E conducted a thorough environmental assessment of the facilities. Pursuant to the sale agreements for such facilities, SDG&E and the buyers have apportioned responsibility for such environmental conditions generally based on contamination existing at the time of transfer and the cleanup level necessary for the continued use of the sites as industrial sites. While the sites are relatively clean, the assessments identified some instances of significant contamination, principally resulting from hydrocarbon releases, for which SDG&E has a cleanup obligation under the agreement. Estimated costs to perform the necessary remediation are $11 million. These costs were offset against the sales price for the facilities, together with other appropriate costs, and the remaining net proceeds were included in the calculation of customer rates. Remediation of the plants commenced in early 2001. During 2002, cleanup was completed at several minor sites at a cost of $0.4 million. In late 2002, additional assessments were started at the primary sites, where cleanup in expected to commence by the end of 2003 and be completed by 2005.

The California Utilities lawfully dispose of wastes at permitted facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, businesses that arrange for legal disposal of wastes at a permitted facility from which wastes are later released, or threaten to be released, can be held financially responsible for corrective actions at the facility.

The company and certain subsidiaries have been named as potentially responsible parties (PRPs) for two landfill sites and six industrial waste disposal sites, from which releases have occurred.

Remedial actions and negotiations with other PRPs and the United States EPA have been in progress since 1986 and 1993 for the two landfill sites. The company's share of costs to remediate these sites is estimated to be $0.7 million for the first site and $10.4 million for the second site. Since 1987, $11.9 million has been spent ($6.5 million in 2002), including $6.4 million for two consent decrees to settle and liquidate all remaining liabilities at the second site.

At December 31, 2002, the company's estimated remaining investigation and remediation liability related to hazardous waste sites, including the manufactured gas sites, was $45.6 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation costs associated with SDG&E's former fossil-fuel power plants. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset.

Electric and Magnetic Fields (EMFs)

Although scientists continue to research the possibility that exposure to EMFs causes adverse health effects, science has not demonstrated a cause-and-effect relationship between exposure to the type of EMFs emitted by power lines and other electrical facilities and adverse health effects. Some laboratory studies suggest that such exposure creates biological effects, but those effects have not been shown to be harmful. The studies that have most concerned the public are epidemiological studies, some of which have reported a weak correlation between the proximity of homes to certain power lines and equipment and childhood leukemia. Other epidemiological studies found no correlation between estimated exposure and any disease. Scientists cannot explain why some studies using estimates of past exposure report correlations between estimated EMF levels and disease, while others do not.

To respond to public concerns, the CPUC has directed California IOUs to adopt a low-cost EMF-reduction policy that requires reasonable design changes to achieve noticeable reduction of EMF levels that are anticipated from new projects. However, consistent with the major scientific reviews of the available research literature, the CPUC has indicated that no health risk has been identified.

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

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. This mitigation program includes an enhanced fish-protection system, a 150-acre artificial reef and restoration of 150 acres of coastal wetlands. In addition, the owners must deposit $3.6 million with the state for the enhancement of fish hatchery programs and pay for monitoring and oversight of the mitigation projects. SDG&E's share of the cost is estimated to be $34.8 million. These mitigation projects are expected to be completed by 2007. Through December 31, 2003, SONGS mitigation costs are recovered through the Incremental Cost Incentive Pricing mechanism. Costs thereafter are anticipated to be recovered in customer rates.

OTHER MATTERS

Research, Development and Demonstration (RD&D)

The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety, and reduced environmental mitigation and other operating costs. The CPUC has authorized SoCalGas to recover its operating costs associated with RD&D. SoCalGas' annual RD&D costs have averaged $5.9 million over the past three years.

For 2002, the CPUC authorized SDG&E to fund $1.2 million and $4.0 million for its natural gas and electric RD&D programs, respectively, which includes $3.9 million to the CEC for its PIER (Public Interest Energy Research) Program. SDG&E co-funded several of these projects with the CEC. SDG&E's annual RD&D costs have averaged $4.4 million over the past three years.

Employees of Registrant

As of December 31, 2002 the company had 12,197 employees, compared to 11,511 at December 31, 2001.

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The new collective bargaining agreement for field, technical and most clerical employees at SoCalGas has been negotiated. The new agreement on wages, hours and working conditions is in effect through December 31, 2004, and the agreement covering medical, dental and vision benefits is in effect through December 31, 2003. At December 31, 2002, the agreement covering the pension plan, savings plan and life insurance expired. The company and the union have agreed to two successive one-month extensions with the last extension to expire on February 28, 2003. Negotiations are continuing and an agreement is expected in the next several weeks. Certain employees at SDG&E are represented by the Local 465 International Brotherhood of Electrical Workers. The current contract runs through August 31, 2004. At some of its field operations job sites Sempra Energy Solutions employs facilities mechanics who are represented by the International Union of Operating Engineers, Local
501. One Collective Bargaining Agreement runs through July 7, 2003 and another expires on November 1, 2006.

The company has stock-based compensation plans that permit a wide variety of stock-based awards, including nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments and dividend equivalents.

The following data is as of December 31, 2002.
                                                        Number of
                                                        additional
                                                        securities
                         Number of        Weighted-     remaining
                         securities to    average       available for
                         be issued upon   exercise      future issuance
                         exercise of      price of      under equity
                         outstanding      outstanding   compensation
                         options          options       plans
-----------------------------------------------------------------------
Equity compensation
  plans approved by
  security holders:

    Officers and key
      employees plan       15,601,052     $ 22.15         2,419,851*
    Board of directors
      Plan                    490,000       24.71         1,005,000
                          -------------               ----------------
                           16,091,052                     3,424,851
Equity compensation
  plans not approved by
  security holders                 --          --         8,825,380
                          -------------               ----------------
                           16,091,052                    12,250,231
-----------------------------------------------------------------------
*Increasing annually by an amount substantially equal to 1.5 percent of the company's outstanding shares at the beginning of the year.

See additional discussion of stock-based compensation in Note 9 of the notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which is incorporated by reference.

ITEM 2. PROPERTIES

Electric Properties

SDG&E's generating capacity is described in "Electric Resources" herein. At December 31, 2002, SDG&E's electric transmission and distribution facilities included substations, and overhead and underground lines. The electric facilities are located in San Diego, Imperial and Orange counties and in Arizona, and consist of 1,802 miles of transmission lines and 21,095 miles of distribution lines.
Periodically, various areas of the service territory require expansion to accommodate customer growth.

Natural Gas Properties

At December 31, 2002, the California Utilities' natural gas facilities included approximately 3,012 miles of transmission and storage pipeline, 53,798 miles of distribution pipeline and 51,294 miles of service piping. They also included 13 transmission compressor stations and 4 underground storage reservoirs, with a combined working capacity of 118 bcf.

At December 31 2002, SEI's operations in Mexico included 1,092 miles of distribution pipeline, 163 miles of transmission pipeline and 1 compressor station.

At December 31 2002, the company's two small natural gas utilities located in the eastern United States owned approximately 166 miles of transmission lines and 201 miles of distribution lines.

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

At December 31, 2002, Sempra Energy had other power plants under construction in Arizona, California and Mexico. For additional information, see Note 15 of the notes to Consolidated Financial Statements of the 2002 Annual Report to Shareholders, which is incorporated by reference from Item 8 herein.

The company owns or leases other offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters referred to in the financial statements incorporated by reference in Item 8 or referred to elsewhere in Management's Discussion and Analysis of Financial Condition and Results of Operations or the notes to Consolidated Financial Statements incorporated by reference in this Annual Report, the company is not party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Common stock of Sempra Energy is traded on the New York and Pacific stock exchanges. At January 31, 2003, there were 63,000 registered holders of the company's common stock and a total of 176,000 record holders. The quarterly common stock information required by Item 5 is included in the schedule of Quarterly Financial Data of the 2002 Annual Report to Shareholders, which is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions)                     At December 31, or for the years then ended
-----------------------------------------------------------------------------------
                                      2002      2001      2000      1999      1998
                                    -------   -------   -------   -------   -------
Income Statement Data:
   Operating revenues               $ 6,020   $ 7,730   $ 6,760   $ 5,360   $ 4,981
   Operating income                 $   987   $   997   $   884   $   763   $   626
   Net income                       $   591   $   518   $   429   $   394   $   294

Balance Sheet Data:
   Total assets                     $17,757   $15,080   $15,540   $11,124   $10,456
   Long-term debt                   $ 4,083   $ 3,436   $ 3,268   $ 2,902   $ 2,795
   Short-term debt (a)              $   851   $ 1,117   $   936   $   337   $   373
   Shareholders' equity             $ 2,825   $ 2,692   $ 2,494   $ 2,986   $ 2,913

Per Common Share Data:
   Income before extraordinary item
     per common share:
         Basic                      $  2.80   $  2.54   $  2.06   $  1.66   $  1.24
         Diluted                    $  2.79   $  2.52   $  2.06   $  1.66   $  1.24
   Net income per common share:
         Basic                      $  2.88   $  2.54   $  2.06   $  1.66   $  1.24
         Diluted                    $  2.87   $  2.52   $  2.06   $  1.66   $  1.24
   Dividends declared               $  1.00   $  1.00   $  1.00   $  1.56   $  1.56
   Book value                       $ 13.79   $ 13.16   $ 12.35   $ 12.58   $ 12.29

(a)	Includes long-term debt due within one year.

This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements contained in the 2002 Annual Report to Shareholders, which is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 1 through 32 of the 2002 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from pages 27 through 30 of the 2002 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 36 through 103 of the 2002 Annual Report to Shareholders. Item 15(a)1 includes a listing of financial statements included in the 2002 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 2003 annual meeting of shareholders. The information required on the company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT
Name                     Age*    Position
---------------------------------------------------------------------
Stephen L. Baum           61     Chairman, Chief Executive Officer and
                                 President

Donald E. Felsinger       55     Group President, Sempra Energy Global
                                 Enterprises

Edwin A. Guiles           53     Group President, Sempra Energy
                                 Utilities

John R. Light             61     Executive Vice President and General
                                 Counsel

Neal E. Schmale           56     Executive Vice President and Chief
                                 Financial Officer

Frank H. Ault             58     Senior Vice President and Controller

Frederick E. John         56     Senior Vice President, External
                                 Affairs and Communications

G. Joyce Rowland          48     Senior Vice President, Human Resources

* As of December 31, 2002.

Each Executive Officer has been an officer of the company or one of its subsidiaries for more than five years, with the exception of Mr. Light. Prior to joining the company in 1998, Mr. Light was a partner in the law firm of Latham & Watkins.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Proxy
Statement prepared for the May 2003 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from "Share Ownership" in the Proxy Statement prepared for the May 2003 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
None.

ITEM 14. CONTROLS AND PROCEDURES.

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

                               PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                     Annual Report*


Statement of Management Responsibility for
  Consolidated Financial Statements. . . . . . . . . . . 34

Independent Auditors' Report . . . . . . . . . . . . . . 35

Statements of Consolidated Income for the years
  ended December 31, 2002, 2001 and 2000 . . . . . . . . 37

Consolidated Balance Sheets at December 31,
  2002 and 2001. . . . . . . . . . . . . . . . . . . . . 38

Statements of Consolidated Cash Flows for the
  years ended December 31, 2002, 2001 and 2000 . . . . . 40

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2002, 2001 and 2000 . . . . . . . . . . . 42

Notes to Consolidated Financial Statements . . . . . . . 43

*Incorporated by reference from the indicated pages of the 2002
Annual Report to Shareholders.

2. Financial statement schedules

The following document may be found in this report at the indicated page number.

Schedule I--Condensed Financial Information of Parent. . 35

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.

3. Exhibits

See Exhibit Index on page 38 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 2002:

Current Report on Form 8-K filed October 25, 2002, filing as an exhibit Sempra Energy's press release of October 22, 2002, giving the financial results for the three-month period ended September 30, 2002.

Current Report on Form 8-K filed February 21, 2003, filing as an exhibit Sempra Energy's press release of February 20, 2003, giving the financial results for the three-month period ended December 31, 2002.

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement Numbers 333-51309, 333-52192, 333-77843 and 333-70640 on Form S-3 and
Registration Statement Numbers 333-56161, 333-50806 and 333-49732 on Form S-8 of Sempra Energy of our report dated February 14, 2003, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2002.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Sempra Energy, listed in Item 15. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 25, 2003

Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                                    SEMPRA ENERGY

                             Condensed Statements of Income
                     (Dollars in millions, except per share amounts)

For the years ended December 31                2002        2001        2000
                                            --------    --------    --------
Other income                                $    52     $    52     $    52
Interest expense                               (152)       (148)       (152)
Operating expenses and income tax benefits       24          30         (19)
                                            --------    --------    --------
Loss before subsidiary earnings                 (76)        (66)       (119)
Subsidiary earnings before
   extraordinary item                           651         584         548
                                            --------    --------    --------
Income before extraordinary item                575         518         429
Extraordinary item, net of tax                   16          --          --
                                            --------    --------    --------
Net income                                  $   591     $   518     $   429
                                            ========    ========    ========
Weighted-average number of shares
  outstanding:
   Basic                                    205,003     203,593     208,155
                                            --------    --------    --------
   Diluted                                  206,062     205,338     208,345
                                            --------    --------    --------
Income before extraordinary item
  per share of common stock
   Basic                                    $  2.80     $  2.54     $  2.06
                                            --------    --------    --------
   Diluted                                  $  2.79     $  2.52     $  2.06
                                            ========    ========    ========
Net income per share of common stock
   Basic                                    $  2.88     $  2.54     $  2.06
                                            --------    --------    --------
   Diluted                                  $  2.87     $  2.52     $  2.06
                                            ========    ========    ========

                                SEMPRA ENERGY
                           Condensed Balance Sheets
                            (Dollars in millions)
Balance at December 31                              2002        2001
                                                  --------    --------
Assets:
   Cash and cash equivalents                      $     3     $    72
   Due from affiliates                              1,786         367
   Other current assets                                 7           9
                                                  --------    --------
     Total current assets                           1,796         448
Investments in subsidiaries                         5,003       4,513
Other assets                                          389         435
                                                  --------    --------
     Total Assets                                 $ 7,188     $ 5,396
                                                  ========    ========
Liabilities and Shareholders' Equity:
   Dividends payable                              $    52     $    52
   Due to affiliates                                1,484         693
   Other current liabilities                          353         145
                                                  --------    --------
     Total current liabilities                      1,889         890
Long-term debt                                      2,243       1,654
Other long-term liabilities                           231         160
Common equity                                       2,825       2,692
                                                  --------    --------
     Total Liabilities and Shareholders' Equity   $ 7,188     $ 5,396
                                                  ========    ========

                         Condensed Statements of Cash Flows
                             (Dollars in millions)
For the years ended December 31                   2002       2001       2000
                                                --------   --------   --------
Net cash provided by (used in)
 operating activities                           $   144    $  (253)   $    74
                                                --------   --------   --------
Dividends received from subsidiaries                100        340        250
Expenditures for property, plant and equipment      (12)       (35)       (58)
Increase in investments and other assets            (20)       (30)       (25)
                                                --------   --------   --------
Cash provided by investing activities                68        275        167
                                                --------   --------   --------
Common stock dividends paid                        (205)      (203)      (244)
Repurchase of common stock                          (16)        (1)      (725)
Sale of common stock                                 13         41         12
Issuances of long-term debt                         600        581      1,000
Payment on long-term debt                           (26)       (84)        (1)
Loans from (payments to) affiliates - net          (628)      (345)      (220)
Other                                               (19)        (2)        --
                                                --------   --------   --------
Cash used in financing activities                  (281)       (13)      (178)
                                                --------   --------   --------
Increase (Decrease) in Cash and Cash Equivalents    (69)         9         63
Cash and Cash Equivalents, January 1                 72         63         --
                                                --------   --------   --------
Cash and Cash Equivalents, December 31          $     3    $    72    $    63
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


Name/Title                              Signature                              Date

Principal Executive Officer:
Stephen L. Baum
Chairman, Chief Executive Officer
and President                          /s/ Stephen L. Baum                 February 18, 2003

Principal Financial Officer:
Neal E. Schmale
Executive Vice President and
Chief Financial Officer                /s/ Neal E. Schmale                 February 18, 2003

Principal Accounting Officer:
Frank H. Ault
Senior Vice President and
Controller                             /s/ Frank H. Ault                   February 18, 2003

Directors:
Stephen L. Baum, Chairman              /s/ Stephen L. Baum                 February 18, 2003

Hyla H. Bertea, Director               /s/ Hyla H. Bertea                  February 18, 2003

James G. Brocksmith, Jr., Director     /s/ James G. Brocksmith, Jr.        February 18, 2003

Herbert L. Carter, Director            /s/ Herbert L. Carter               February 18, 2003

Richard A. Collato, Director           /s/ Richard A. Collato              February 18, 2003

Wilford D. Godbold, Jr., Director      /s/ Wilford D. Godbold, Jr.         February 18, 2003

William D. Jones, Director             /s/ William D. Jones                February 18, 2003

Richard G. Newman, Director             /s/ Richard G. Newman              February 18, 2003

Ralph R. Ocampo, Director              /s/ Ralph R. Ocampo                 February 18, 2003

William G. Ouchi, Director             /s/ William G. Ouchi                February 18, 2003

William P. Rutledge, Director          /s/ William P. Rutledge             February 18, 2003

Thomas C. Stickel, Director            /s/ Thomas C. Stickel               February 18, 2003

Diana L. Walker, Director              /s/ Diana L. Walker                 February 18, 2003

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

4.17 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., dated as of October 1, 2002.

Exhibit 10 -- Material Contracts (Previously filed exhibits are incorporated by reference from Forms 8-K, S-4, 10-K or 10-Q as referenced below).

Sempra Energy
-------------
10.01 Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed
       May 4, 2001 (2001 Form 10-K Exhibit 10.01).

10.02  Form of Employment Agreement between Sempra Energy and
       Stephen L. Baum (Form 10-Q for the three months ended
       September 30, 2002, Exhibit 10.1).

10.03 Amendment to Employment Agreement, effective December 1, 1998. (Employment agreement, dated as of October 12, 1996 between Mineral Energy Company and Stephen L. Baum (Enova 8-K filed October 15, 1996, Exhibit 10.2))

10.04  Form of Employment Agreement between Sempra Energy and
       Donald E. Felsinger (Form 10-Q for the three months ended
       September 30, 2002, Exhibit 10.2).

10.05 Amendment to Employment Agreement effective December 1, 1998. (Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Donald E. Felsinger (Enova 8-K filed October 15, 1996, Exhibit 10.4))

Enova Corporation and San Diego Gas & Electric Company
------------------------------------------------------
10.06  Restated Letter Agreement between San Diego Gas & Electric
       Company and the California Department of Water Resources dated April 5, 2001 (2001 Form 10-K Exhibit 10.04).

10.07 Transition Property Purchase and Sale Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.1)).

10.08 Transition Property Servicing Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.2)).

Compensation

Sempra Energy
-------------
10.09  Sempra Energy Executive Incentive Plan effective January 1,
       2003.

10.10  Amended Sempra Energy Retirement Plan for Directors.

10.11 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (Form 10-Q for the three months ended
       September 30, 2002, Exhibit 10.3).

10.12 Form of Sempra Energy Severance Pay Agreement for Executives (2001 Form 10-K Exhibit 10.07).

10.13 Sempra Energy Executive Security Bonus Plan effective January 1, 2001 (2001 Form 10-K Exhibit 10.08).

10.14 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (2000 Form 10-K Exhibit 10.07).

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

Pacific Enterprises/Southern California Gas Company
---------------------------------------------------

10.17 Pacific Enterprises Employee Stock Ownership Plan and Trust Agreement as amended effective October 1, 1992 (Pacific
       Enterprises 1992 Form 10-K Exhibit 10.18).

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

10.21 Loan agreement with City of San Diego in connection with the issuance of $57.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.3).

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

10.25 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K
       Exhibit 10.5).

10.26 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996
       (Enova 1996 Form 10-K Exhibit 10.41).

10.27  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.1).

10.28 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).

Natural Gas Transportation

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.29  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K Exhibit 10.58).

10.30  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.31 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (1997 Enova Corporation Form 10-K Exhibit
       10.60).

Nuclear

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.32 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

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

Exhibit 12 -- Statement re: Computation of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 2002, 2001, 2000, 1999 and 1998.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 2002 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries

21.01  Schedule of Significant Subsidiaries at December 31, 2002.

Exhibit 23 -- Independent Auditors' Consent, page 34.

GLOSSARY (including terms used in the sections of the 2002 Annual
Report to Shareholders incorporated herein by reference)

AB X1                A California Assembly bill authorizing the
                     California Department of Water Resources to purchase energy for California consumers.

AB                   California Assembly Bill

AFUDC                Allowance for Funds Used During Construction

ALJ                  Administrative Law Judge

BCAP                 Biennial Cost Allocation Proceeding

Bcf                  Billion Cubic Feet (of natural gas)

CA/AZ                California/Arizona

CEC                  California Energy Commission

CFTC                 Commodity Futures Trading Commission

COS                  Cost of Service

CPUC                 California Public Utilities Commission

DA                   Direct Access

DGN                  Distribuidora de Gas Natural

DOE                  Department of Energy

DSM                  Demand Side Management

DWR                  Department of Water Resources

Edison               Southern California Edison Company

EITF                 Emerging Issues Task Force

Elk Hills            Elk Hills Power Plant

EMFs                 Electric and Magnetic Fields

Energia              Chilquinta Energia S.A.

Enova                Enova Corporation

ERMG                 Energy Risk Management Group

EPA                  Environmental Protection Agency

ESOP                 Employee Stock Ownership Plan

FASB                 Financial Accounting Standards Board

FERC                 Federal Energy Regulatory Commission

FIN                  FASB Interpretation

GCIM                 Gas Cost Incentive Mechanism

Global               Sempra Energy Global Enterprises

ICIP                 Incremental Cost Incentive Pricing Mechanism

Intertie             Pacific Intertie

IOUs                 Investor-Owned Utilities

ISO                  Independent System Operator

kWh                  Kilowatt Hour

LIBOR                London Interbank Offer Rate

LIFO                 Last-in, first-out inventory costing method

LNG                  Liquefied Natural Gas

Luz                  Luz del Sur S.A.A.

mmbtu                Million British Thermal Units (of natural gas)

MOU                  Memorandum of Understanding

mW                   Megawatt

NRC                  Nuclear Regulatory Commission

Occidental           Occidental Energy Ventures Corporation

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

PSEG                 Public Service Enterprise Group

PX                   Power Exchange

QFs                  Qualifying Facilities

QUIPS                Quarterly Income Preferred Securities

RD&D                 Research, Development and Demonstration

ROE                  Return on Equity

ROR                  Rate of Return

S&P                  Standard & Poor's

SAG                  Sempra Atlantic Gas

SB                   California Senate Bill

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

TCBA                 Transition Cost Balancing Account

TURN                 The Utility Reform Network

UEG                  Utility Electric Generation

VaR                  Value at Risk

                           CERTIFICATIONS

I, Stephen L. Baum, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Sempra Energy;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)	presented in this Annual Report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 26, 2003

                                                  /s/ Stephen L. Baum
                                                      Stephen L. Baum
                                              Chief Executive Officer

I, Neal E. Schmale, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Sempra Energy;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date");
and

c)	presented in this Annual Report our conclusions about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 26, 2003

                                                  /s/ Neal E. Schmale
                                                      Neal E. Schmale
                                              Chief Financial Officer

49