Form 10-Q
period 2003-03-31
SEMPRA ENERGY
filed 2003-05-06
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2003
                              -------------------------------------

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
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X      No
                                                   -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X       No
                                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on April 30, 2003:       207,446,243
                                              ---------------------



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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California Legislature, the Department of Water Resources, and the Federal Energy Regulatory Commission; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.




ITEM 1.  FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions, except per share amounts
                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                       2003       2002
                                                                     -------    -------
OPERATING REVENUES
California utilities:
  Natural gas                                                        $ 1,162    $   878
  Electric                                                               395        278
Other                                                                    366        314
                                                                     -------    -------
    Total                                                              1,923      1,470
                                                                     -------    -------
OPERATING EXPENSES
California utilities:
  Cost of natural gas distributed                                        677        424
  Electric fuel and net purchased power                                  163         61
Other cost of sales                                                      219        132
Other operating expenses                                                 445        410
Depreciation and amortization                                            148        148
Franchise fees and other taxes                                            56         44
                                                                     -------    -------
    Total                                                              1,708      1,219
                                                                     -------    -------
Operating income                                                         215        251
Other income (loss) - net                                                 (5)        19
                                                                     -------    -------
Income before financing costs and income taxes                           210        270
Interest income                                                           12         11
Interest expense                                                         (74)       (69)
Preferred dividends of subsidiaries                                       (3)        (3)
Trust preferred distributions by subsidiary                               (4)        (4)
                                                                     -------    -------
Income before income taxes                                               141        205
Income taxes                                                              24         59
                                                                     -------    -------
Income before cumulative effect of change in accounting principle        117        146
Cumulative effect of change in accounting
 principle, net of tax (Note 2)                                          (29)        --
                                                                     -------    -------
Net income                                                           $    88    $   146
                                                                     =======    =======
Weighted-average number of shares outstanding:
  Basic*                                                             206,393    204,853
                                                                     -------    -------
  Diluted*                                                           207,823    206,416
                                                                     -------    -------
Income before cumulative effect of change in accounting
 principle per share of common stock
  Basic                                                              $  0.57    $  0.71
                                                                     -------    -------
  Diluted                                                            $  0.56    $  0.71
                                                                     -------    -------
Net income per share of common stock
  Basic                                                              $  0.43    $  0.71
                                                                     -------    -------
  Diluted                                                            $  0.42    $  0.71
                                                                     -------    -------
Common dividends declared per share                                  $  0.25    $  0.25
                                                                     =======    =======
*In thousands of shares
See notes to Consolidated Financial Statements.


SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                     ---------------------------
                                                       March 31,    December 31,
                                                         2003           2002
                                                     ------------   ------------
ASSETS
Current assets:
    Cash and cash equivalents                             $   803        $   455
    Accounts receivable - trade                               789            754
    Accounts and notes receivable - other                     140            135
    Due from unconsolidated affiliates                        126             80
    Deferred income taxes                                      59             20
    Trading assets                                          5,649          5,064
    Regulatory assets arising from fixed-price
      contracts and other derivatives                         148            151
    Other regulatory assets                                    77             75
    Inventories                                                71            134
    Other                                                     102            142
                                                          -------        -------
      Total current assets                                  7,964          7,010
                                                          -------        -------


Investments and other assets:
    Fixed-price contracts and other derivatives                31             42
    Due from unconsolidated affiliate                          54             57
    Regulatory assets arising from fixed-price
      contracts and other derivatives                         779            812
    Other regulatory assets                                   503            532
    Nuclear-decommissioning trusts                            487            494
    Investments                                             1,370          1,313
    Sundry                                                    687            665
                                                          -------        -------
      Total investments and other assets                    3,911          3,915
                                                          -------        -------


Property, plant and equipment:
    Property, plant and equipment                          14,036         13,816
    Less accumulated depreciation and amortization         (6,775)        (6,984)
                                                          -------        -------
      Total property, plant and equipment - net             7,261          6,832
                                                          -------        -------
Total assets                                              $19,136        $17,757
                                                          =======        =======




See notes to Consolidated Financial Statements.



SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                     ----------------------------
                                                       March 31,     December 31,
                                                         2003            2002
                                                     ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term debt                                      $    412        $   570
    Accounts payable - trade                                  715            694
    Accounts payable - other                                   82             50
    Income taxes payable                                       56             22
    Trading liabilities                                     5,026          4,094
    Dividends and interest payable                            129            133
    Regulatory balancing accounts - net                       603            578
    Regulatory liabilities                                     16             18
    Fixed-price contracts and other derivatives               154            153
    Current portion of long-term debt                         205            281
    Other                                                     638            654
                                                          -------        -------
      Total current liabilities                             8,036          7,247
                                                          -------        -------
Long-term debt                                              4,324          4,083
                                                          -------        -------
Deferred credits and other liabilities:
    Due to unconsolidated affiliate                           162            162
    Customer advances for construction                         94             91
    Post-retirement benefits other than pensions              140            136
    Deferred income taxes                                     777            800
    Deferred investment tax credits                            88             90
    Fixed-price contracts and other derivatives               779            813
    Regulatory liabilities                                    127            121
    Regulatory liabilities arising from asset
      retirement obligations                                  187             --
    Asset retirement obligations                              311             --
    Deferred credits and other liabilities                    816            985
                                                          -------        -------
      Total deferred credits and other liabilities          3,481          3,198
                                                          -------        -------
Preferred stock of subsidiaries                               203            204
                                                          -------        -------
Mandatorily redeemable trust preferred securities             200            200
                                                          -------        -------
Commitments and contingent liabilities (Note 3)

SHAREHOLDERS' EQUITY
Preferred stock (50,000,000 shares authorized,
  none issued)                                                 --             --
Common stock (750,000,000 shares authorized;
  206,974,724 and 204,911,572 shares outstanding at
  March 31, 2003 and December 31, 2002, respectively)       1,457          1,436
Retained earnings                                           1,898          1,861
Deferred compensation relating to ESOP                        (32)           (33)
Accumulated other comprehensive income (loss)                (431)          (439)
                                                          -------        -------
Total shareholders' equity                                  2,892          2,825
                                                          -------        -------
Total liabilities and shareholders' equity                $19,136        $17,757
                                                          =======        =======
See notes to Consolidated Financial Statements.


SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                          2003        2002
                                                         -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $   88      $  146
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle      29          --
    Depreciation and amortization                           148         148
    Deferred income taxes and investment tax credits        (32)          3
    Other - net                                              26          33
  Changes in other assets                                    (6)         46
  Changes in other liabilities                                6         (12)
  Net changes in other working capital components           385        (187)
                                                         -------     -------
    Net cash provided by operating activities               644         177
                                                         -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment           (193)       (243)
  Investments and acquisitions of affiliates,
    net of cash acquired                                    (80)        (46)
  Dividends received from unconsolidated affiliates          --           8
  Other - net                                                 1          (6)
                                                         -------     -------
    Net cash used in investing activities                  (272)       (287)
                                                         -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock dividends                                    (52)        (51)
  Issuances of common stock                                  19           4
  Repurchases of common stock                                (3)         (3)
  Issuances of long-term debt                               400         200
  Payments on long-term debt                               (224)        (57)
  Increase (decrease) in short-term debt - net             (158)        152
  Other - net                                                (6)         --
                                                         -------     -------
    Net cash provided by (used in) financing
      activities                                            (24)        245
                                                         -------     -------
Increase in cash and cash equivalents                       348         135
Cash and cash equivalents, January 1                        455         605
                                                         -------     -------
Cash and cash equivalents, March 31                      $  803      $  740
                                                        =======     =======



SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                         Three Months Ended
                                                             March 31,
                                                         -------------------
                                                          2003        2002
                                                         -------     -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized            $   74      $   77
                                                         =======     =======
Income tax payments, net of refunds                      $   20      $   --
                                                         =======     =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
Acquisition of subsidiaries:
  Assets acquired                                        $   --      $1,150
  Cash paid                                                  --        (145)
                                                         -------     -------
  Liabilities assumed                                    $   --      $1,005
                                                         =======     =======
See notes to Consolidated Financial Statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 holding company. Sempra Energy's subsidiaries include San Diego Gas & Electric Company (SDG&E), Southern California Gas Company (SoCalGas) (collectively referred to herein as the California Utilities); Sempra Energy Global Enterprises (Global), which is the holding company for Sempra Energy Trading (SET), Sempra Energy Resources (SER), Sempra Energy International (SEI), Sempra Energy Solutions (SES) and other, smaller businesses; Sempra Energy Financial (SEF); and additional smaller businesses. The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its consolidated subsidiaries.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (Annual Report).

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

As described in the notes to Consolidated Financial Statements in the Annual Report, the California Utilities account for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.


                                 Three months
                                    ended
                                  March 31,
                                --------------
(Dollars in millions)            2003    2002
----------------------------------------------
Net income                      $  88   $ 146
Foreign currency adjustments       14     (94)
Minimum pension liability
   adjustments                     (6)     --
Financial instruments (Note 5)     --      (1)
                                --------------
   Comprehensive income         $  96   $  51
----------------------------------------------



2.  NEW ACCOUNTING STANDARDS

Emerging Issues Task Force (EITF) 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities": In accordance with the EITF's rescission of Issue 98-10, the company no longer recognizes energy-related contracts under mark-to-market accounting unless the contracts meet the requirements stated under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which is the case for a substantial majority of the company's contracts. On January 1, 2003, the company recorded the initial effect of rescinding Issue 98-10 as a cumulative effect of a change in accounting principle, which reduced after-tax earnings by $29 million. Only $18 million of the $29 million had been recorded in income through December 31, 2002. However, the $18 million was net of the after-tax effect of income-based expenses which are not considered in calculating the cumulative effect of the accounting change. As the underlying transactions are completed subsequent to December 31, 2002, and the gains or losses are recorded, the entire $29 million, plus or minus intervening changes in market value, will be included in the calculation of net income. On a net basis, no such realization occurred during the three months ended March 31, 2003. In addition, the effect of rescinding EITF 98-10 negatively impacted the first quarter 2003 after-tax earnings by an additional $9 million. Neither effect impacted the company's cash flow or liquidity.

Emerging Issues Task Force 02-3 "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities": EITF 02-3 requires mark-to-market gains and losses on trading contracts to be recorded on a net basis in the income statement, effective for financial statements issued for periods ending after July 15, 2002. This required that SES change its method of recording trading activities from gross to net, which had no impact on previously recorded gross margin, net income or cash provided by operating activities. SET required no change as it was already recording revenues from trading activities net.

Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets": In accordance with SFAS 142, recorded goodwill was tested for impairment in 2002. As a result, during the first quarter of 2002, SEI recorded a pre-tax charge of $6 million related to the impairment of goodwill associated with its two domestic subsidiaries. Impairment losses are reflected in other operating expenses in the Statements of Consolidated Income.

During 2003 SEI purchased the remaining interests in its Mexican investments, which resulted in the recording of an addition to goodwill of $10 million.

The change in the carrying amount of goodwill (included in noncurrent sundry assets on the Consolidated Balance Sheets) for the three months ended March 31, 2003 was as follows:

(Dollars in millions)                        SET      Other     Total
----------------------------------------------------------------------
Balance as of January 1, 2003              $ 141      $  41    $ 182
Goodwill acquired during 2003                 --         10       10
                                           ---------------------------
Balance as of March 31, 2003               $ 141      $  51    $ 192
                                           ---------------------------

SFAS 143, "Accounting for Asset Retirement Obligations": The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an addition of $71 million to utility plant, representing the company's share of the San Onofre Nuclear Generating Station (SONGS) estimated future decommissioning costs (as discounted to the present value at the dates the units began operation) and accumulated depreciation of $41 million related to the increase to utility plant, for a net increase of $30 million. In addition, the company recorded a corresponding retirement obligation liability of $309 million (which includes accretion of that discounted value to December 31, 2002) and a regulatory liability of $215 million to reflect that SDG&E has collected the funds from its customers more quickly than SFAS 143 would accrete the retirement liability and depreciate the asset. These liabilities, less the $494 million recorded as accumulated depreciation prior to January 1, 2003 (which represents amounts collected for future decommissioning costs), comprise the offsetting $30 million.

On January 1, 2003, the company recorded additional asset retirement obligations of $20 million associated with the future retirement of a former power plant and three storage facilities.

The change in the asset retirement obligations for the three months ended March 31, 2003 was as follows (dollars in millions):

Balance as of January 1, 2003                    $  --
Adoption of SFAS 143                               329
Accretion expense                                    6
                                                 ------
Balance as of March 31, 2003                     $ 335*
                                                 ======

*A portion of the obligation is included in other current liabilities on the Consolidated Balance Sheets.

Except for the items noted above, the company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

SFAS 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure": SFAS 148 requires quarterly disclosure of the effects that would have occurred if the financial statements applied the fair value recognition principle of SFAS 123 "Accounting for Stock-Based Compensation." The company accounts for stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. For certain grants, no stock-based employee compensation cost is reflected in net income, since each option granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table provides the pro forma effects of recognizing compensation expense in accordance with SFAS 123(dollars in millions except per share amounts):



                                        Three months ended March 31,
                                        ----------------------------
                                                2003        2002
                                            ----------  ----------
Net income as reported                       $   88       $  146
Stock-based employee compensation expense
   reported in net income, net of tax             7            3
Total stock-based employee compensation
   under fair value method for all awards,
   net of tax                                    (9)          (5)
                                            ----------  ----------
Pro forma net income                         $   86       $  144
                                            ==========  ==========

Earnings per share:
   Basic--as reported                        $  0.43      $  0.71
                                            ==========  ==========
   Basic--pro forma                          $  0.42      $  0.70
                                            ==========  ==========
   Diluted--as reported                      $  0.42      $  0.71
                                            ==========  ==========
   Diluted--pro forma                        $  0.41      $  0.70
                                            ==========  ==========

FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees": FIN 45 elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The only significant guarantee for which disclosure is required is that of the synthetic lease for the Mesquite Power Plant, which is also affected by FASB Interpretation 46, as described below.

FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities": Effective in the third quarter of 2003, FIN 46 will require inclusion on the Consolidated Balance Sheets of $585 million each of additional property, plant and equipment and long-term debt related to the synthetic lease for the Mesquite Power Plant currently under construction. This inclusion will have no effect on income from the prior periods since the plant is still under construction.


3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY REGULATION

The restructuring of California's electric utility industry has significantly affected the company's electric utility operations. The background of this issue is described in the Annual Report. Subsequent developments are described herein.

Subsequent to the electric capacity shortages of 2000-2001, SDG&E's service territory has had and continues to have an adequate supply of electricity. However, various projections of electricity demand in SDG&E's service territory indicate that, without additional electrical generation or reductions in electrical usage, beginning in 2005 electricity demand could begin to outstrip available resources. SDG&E's strategy for meeting this demand is to: (1) reduce power demand through conservation and efficiency; (2) increase the supply of electricity from renewable sources, including wind and solar; (3) establish new transmission lines by 2008 to import more power; and (4) provide new electric generation by 2005 to meet the expected shortfall. SDG&E is preparing a request for proposals to meet the electric capacity shortfall, estimated at 69 megawatts in 2005. In addition, SDG&E is ahead of the interim schedule in meeting the requirement of obtaining 20 percent of its electricity from renewable sources by 2017.

The power crisis of 2000-2001 has caused the California Public Utilities Commission (CPUC) to adjust its plan for deregulation of electricity. In addition, several California state agencies, including the CPUC, the Consumer Power and Conservation Financing Authority, and the Energy Resources Conservation and Development Commission, recently issued a draft Energy Action Plan for California. The plan calls for a continuation of regulated electricity rates and existing direct access contracts, increased conservation, more renewable energy, and a stable regulatory environment that encourages private investment in the state.

Senate Bill 888, introduced on February 21, 2003, would repeal the provisions of Assembly Bill 1890, which enacted electric industry restructuring in September 1996. In addition, Senate Bill 429, introduced on February 20, 2003, would subject the company and other California energy-utility holding companies to the continuing authority of the CPUC to enforce any condition placed upon their authorizations to acquire their California utility subsidiaries, including obligations to give first priority to the capital requirements of the utilities as determined by the CPUC to be necessary to meet the utilities' obligations to serve. It would also require that the CPUC order the holding companies to infuse into the utility subsidiaries sufficient capital, of any type deemed necessary by the CPUC, to enable the utilities to fulfill their service obligations. The likelihood of passage of either bill is not known.

The CPUC has undertaken a proceeding and issued several decisions establishing the framework, rules and processes that governed SDG&E's return to the responsibility of procuring electricity for its customers. These include decisions (1) allocating to California's investor-owned utilities (IOUs) the power from the long-term contracts entered into by the California Department of Water Resources (DWR), with the DWR retaining the legal and financial responsibility for the contracts; (2) adopting an Operating Agreement between SDG&E and the DWR to govern the terms and conditions for SDG&E's administration of DWR contracts; (3) adopting annual procurement plans that include securing supplies to satisfy SDG&E's additional power requirements; (4) adopting a 20-year resource plan to assess SDG&E's resource needs, emphasizing the next five years; and (5) developing the criteria by which the acceptability and recovery of procurement transactions will be determined, including possible development of a procurement incentive mechanism.

The DWR's Operating Agreement with SDG&E, approved by the CPUC, governs SDG&E's relationship with the DWR now that SDG&E has assumed administration of the assigned DWR contracts. The agreement provides that SDG&E is acting as a limited agent on behalf of the DWR in undertaking energy sales and natural gas procurement functions under the DWR contracts allocated to its customers. Legal and financial risks associated with these activities will continue to reside with the DWR. However, in certain circumstances SDG&E may be obligated to provide lines of credit in connection with its allocated contracts. On April 17, 2003, SDG&E filed its natural gas procurement plan related to certain DWR contracts.

NATURAL GAS INDUSTRY RESTRUCTURING

As discussed in Note 14 of the notes to Consolidated Financial Statements in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. The resolution ordered SoCalGas to file a new application, which would address detailed proposals for implementation of the December 2001 decision, but also would allow reconsideration of the December 2001 decision. SoCalGas is required to file this new application by June 30, 2003, but has filed a petition for modification requesting the CPUC defer the filing of this application until October 15, 2003. If the December 2001 decision is implemented, it is not expected to adversely affect the California Utilities' earnings.

BORDER PRICE INVESTIGATION

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California-Arizona (CA-AZ) border during the period of March 2000 through May 2001. If the investigation determines that the conduct of any respondent contributed to the natural gas price spikes at the CA-AZ border during this period, the CPUC may modify the respondent's applicable natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the respondent to issue a refund to ratepayers to offset the higher rates paid. The California Utilities, included among the respondents to the investigation, are fully cooperating in the investigation and believe that the CPUC will ultimately determine that they were not responsible for the high border prices during this period. Hearings have been scheduled for the Fall of 2003 and a decision is expected in 2004.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. The CPUC will evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. In accordance with a December 16, 1997 CPUC order, the California Utilities' transactions with other Sempra Energy affiliates have been audited each year and there have been no adverse findings in those audits.

COST OF SERVICE

Although the California Utilities requested that a decision in their Cost of Service applications be effective January 1, 2004, the CPUC commissioner assigned to the applications has adopted a procedural schedule that would prevent the CPUC from issuing a decision before the second quarter of 2004. The California Utilities have filed a motion seeking reconsideration of this ruling. The motion also seeks authorization to implement an interim rate increase on January 1, 2004 to reflect an anticipated cost of service decision with any increase in rates to be subject to refund upon the final determination by the CPUC.

PERFORMANCE-BASED REGULATION (PBR)

On March 28, 2003, SDG&E filed its 2002 Distribution PBR Performance Report with the CPUC. For 2002, SDG&E exceeded the PBR benchmarks on five of its six performance indicators, recording a total net reward of $6 million out of a total possible reward of $14.5 million under the mechanism. The reward is subject to CPUC approval.

On March 19, 2003, the CPUC's Office of Ratepayer Advocates (ORA) issued its Monitoring and Evaluation Report on SDG&E's natural gas procurement activities in Year 9 (August 1, 2001 through July 31, 2002). The ORA analyzed and confirmed the PBR results put forth by SDG&E resulting in a Year 9 shared loss of $1.9 million and a shareholder penalty of $1.4 million. The ORA recommended the extension of the PBR mechanism, as modified in Years 8 and 9, to Year 10. The ORA has stated that the CPUC's adoption of the natural gas procurement PBR mechanism is beneficial to both ratepayers and shareholders of SDG&E.

SDG&E's request for a reward of $6.7 million for the PBR natural gas procurement period ended July 31, 2001 (Year 8) was approved by the CPUC on January 30, 2003. Since part of the reward calculation is based on CA-AZ natural gas border price indices, the decision reserved the right to revise the reward in the future, depending on the outcome of the CPUC's border price investigation (see above) and the FERC's investigation into alleged energy price manipulation (see below).

GAS COST INCENTIVE MECHANISM (GCIM)

On March 18, 2003, a CPUC commissioner issued a scoping memorandum in SoCalGas' GCIM Year 7 and Year 8 proceedings, delaying decisions on GCIM Year 7 and Year 8 until certain issues in the Border Price Investigation are resolved (see above). This makes it unlikely that the anticipated rewards will be recorded in 2003 earnings. SoCalGas has requested that the CPUC approve rewards of $30.8 million and $17.4 million for GCIM Years 7 and 8, respectively.

TRANSMISSION RATE INCREASE

On May 2, 2003, the FERC authorized SDG&E's request for modification of its Transmission Owner Tariff (TO Tariff) to adopt a rate increase and recover its costs ($20 million through December 31, 2002) associated with the Valley-Rainbow transmission project. The new transmission rates are effective October 1, 2003, and will increase the charges for retail transmission service by $32.3 million (27 percent). The FERC has not yet approved the rates or the Valley-Rainbow costs and the new rates are subject to refund once the rate case is concluded.

FERC ACTIONS

The FERC is investigating prices charged to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets by various electric suppliers. It is seeking to determine the extent to which individual sellers have yet to be paid for power supplied during the period of October 2, 2000 through June 20, 2001 and to estimate the amounts by which individual buyers and sellers paid and were paid in excess of competitive market prices. Based on these estimates, the FERC could find that individual net buyers, such as SDG&E, are entitled to refunds and individual net sellers, such as SET, are obliged to provide refunds. To the extent any such refunds are actually realized by SDG&E, they would reduce SDG&E's rate-ceiling balancing account. To the extent that SET is required to provide refunds, they could result in payments by SET after adjusting for any amounts still owed to SET for power supplied during the relevant period.

In December 2002, a FERC administrative law judge (ALJ) issued preliminary findings indicating that California owes power suppliers $1.2 billion (the $3.0 billion that California still owes energy companies less $1.8 billion energy companies might have overcharged California). On March 26, 2003, the FERC largely adopted the ALJ's findings, but expanded the basis for refunds by adopting a staff recommendation from a separate investigation to change the natural gas proxy component of the mitigated market clearing price that is used to calculate refunds. The March 26 order estimates that the replacement formula for estimating natural gas prices will increase the refund totals to more than $3.0 billion. The precise number will not be available until the ISO and PX recalculate the number through their settlement models based on the final FERC instructions. California is seeking $8.9 billion in refunds and has appealed the FERC's preliminary findings and requested rehearing of the March 26 order. SET and other power suppliers have joined in appeal of the FERC's preliminary findings and requested rehearing, and SET will continue to vigorously avail itself of its rights before the FERC and the courts.

SET had established reserves of $29 million for its likely share of the original $1.8 billion. SET is unable to determine its share of the additional refund amount. Accordingly, it has not recorded any additional reserves but does not believe any additional amounts it may be required to pay would be material to its financial position or liquidity.

In addition to the refund proceeding described above, the FERC is also investigating whether there was manipulation of short-term energy prices in the West that would constitute violations of applicable tariffs and warrant disgorgement of associated profits. In this proceeding, the FERC has authority to look at time periods outside of the October 2, 2000 through June 20, 2001 period relevant to the refund proceeding. In May 2002 the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in various specific trading activities described as manipulating or "gaming" the California energy markets. In response to the inquiry, Sempra Energy's electricity trading subsidiaries have denied using any of these strategies. SDG&E did disclose and explain a single de minimus 100-mW transaction for the export of electricity out of California. In response to a related FERC inquiry regarding natural gas trading, the California Utilities have denied engaging in "wash" or "round trip" trading activities. The companies are also cooperating with the FERC and other governmental agencies and officials in their various investigations of the California energy markets.

On March 26, 2003, the FERC released the staff's final report on the market manipulation issue. Among other things, the staff recommends that 37 companies, including SDG&E and SET, comment on whether the FERC should issue a "show cause" order that, if issued, would require them to establish that their activities did not constitute "gaming" or "anomalous market behavior" in violation of the ISO and PX tariffs. If the FERC were to conclude that tariff violations had occurred, it could order various remedies including recovery of profits and suspension or termination of market-based trading authority.

In April 2003, the FERC, in response to a request by the CPUC and the Electricity Oversight Board, scheduled an oral argument before the FERC on May 15, 2003, relating to the long-term power contract between the DWR and SER, as well as contracts between the DWR and other power suppliers. The FERC had previously stated that those advocating termination or alteration of the contract would have to satisfy a "heavy" burden of proof and cited its long-standing policy to recognize the sanctity of contracts. It is not known when the FERC will issue a decision on the long-term power contracts.

NUCLEAR INSURANCE

SDG&E and the other co-owners of SONGS have insurance to respond to any nuclear liability claims related to SONGS. The insurance policy provides $300 million in coverage, which is the maximum amount available. In addition to this primary financial protection, the Price-Anderson Act provides for up to $9.25 billion of secondary financial protection if the liability loss exceeds the insurance limit. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed under the Price-Anderson Act to provide the secondary financial protection. SDG&E and the other co-owners of SONGS could be assessed up to $176 million under the Price-Anderson Act. SDG&E's share would be $36 million unless default occurs by any other SONGS co-owner. In the event the secondary financial protection limit is insufficient to cover the liability loss, the Price-Anderson Act provides for Congress to enact further revenue raising measures to pay claims. These measures could include an additional assessment on all licensed reactor operators. SDG&E and the other co-owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance.

The coverage also provides the SONGS owners up to $490 million for outage expenses incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, and $2.8 million per week for up to 110 additional weeks. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company owned by utilities with nuclear facilities. Under the policy's risk sharing arrangements, insured members are subject to retrospective premium assessments if losses at any covered facility exceed the insurance company's surplus and reinsurance funds. Should there be a retrospective premium call, SDG&E could be assessed up to $7.2 million.

Both the nuclear liability and property insurance programs include industry aggregate limits for SONGS losses, including replacement power costs, resulting from acts of terrorism.

ARGENTINE INVESTMENTS

During the first quarter of 2003, SEI recorded a $24 million credit to Accumulated Other Comprehensive Income to reflect the increase in the value of the Argentine peso relative to the U.S. dollar. As of March 31, 2003, SEI had adjusted its investment in its two unconsolidated Argentine subsidiaries downward by $199 million as a result of the devaluation of the Argentine peso. On September 6, 2002, SEI initiated proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments resulting from governmental actions. SEI has made a request for arbitration to the International Center for Settlement of Investment disputes and all arbitrators have been selected. The company is currently engaging outside experts to assist in the preparation and quantification of the claim. A decision is expected in 2004 or 2005.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso Corp. entities announced that they had reached a settlement in principle of the class actions, certain of the individual actions, claims asserted by the California Attorney General and by other western states, and certain complaint proceedings filed with FERC by the CPUC and the California Energy Oversight Board. The terms of the settlement remain subject to approval by the relevant state courts and the FERC. One of the settlement terms provides that El Paso will assist the plaintiffs in their litigation against the remaining defendants.

In April 2003, Sierra Pacific and its utility subsidiary Nevada Power jointly filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy and the California Utilities, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility.

Various lawsuits, which seek class-action certification, allege that Sempra Energy and certain company subsidiaries unlawfully manipulated the electric-energy market. In January 2003, the applicable Federal Court granted a motion to dismiss a similar lawsuit on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. That ruling has been appealed.

SER is a defendant in an action brought by Occidental Energy Ventures Corporation (Occidental) with respect to the Elk Hills power project being jointly developed by the two companies. Occidental alleges that SER breached the joint venture agreement by not providing that Occidental would be a party to the contract with the DWR or receiving its share of the proceeds from providing the DWR with power from Elk Hills under the contract. The matter remains scheduled for arbitration in August 2003.

Except for the matters referred to above, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

Management believes that none of these matters will have a material adverse effect on the company's financial condition or results of operations.

QUASI-REORGANIZATION

In 1993, PE divested its merchandising operations and most of its oil and natural gas exploration and production business. In connection with the divestitures, PE effected a quasi-reorganization for financial reporting purposes effective December 31, 1992. Management believes the remaining balances of the liabilities established in connection with the quasi-reorganization are adequate.

4.  SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has four separately managed reportable segments comprised of SoCalGas, SDG&E, SET and SER. The California Utilities operate in essentially separate service territories under separate regulatory frameworks and rate structures set by the CPUC. SoCalGas is a natural gas distribution utility, serving customers throughout most of southern California and part of central California. SDG&E provides electric service to San Diego and southern Orange counties, and natural gas service to San Diego county. SET, based in Stamford, Connecticut, is a wholesale trader of physical and financial energy products and other commodities, and a trader and wholesaler of metals, serving a broad range of customers in the United States, Canada, Europe and Asia. SER develops, owns and operates power plants and natural gas storage, production and transportation facilities within the western United States and Baja California, Mexico.

The accounting policies of the segments are described in the notes to Consolidated Financial Statements in the Company's 2002 Annual Report, and segment performance is evaluated by management based on reported income. California Utility transactions are based on rates set by the CPUC and FERC. There were no significant changes in segment assets during the three months ended March 31, 2003.



-------------------------------------------------------
                                    Three Months Ended
                                         March 31,
                                 ----------------------
(Dollars in millions)               2003         2002
-------------------------------------------------------
Operating Revenues:
  Southern California Gas        $ 1,008      $   732
  San Diego Gas & Electric           562          427
  Sempra Energy Trading              223          206
  Sempra Energy Resources             90           23
  All other                           50           85
  Intersegment revenues              (10)          (3)
                                 ----------------------
    Total                        $ 1,923      $ 1,470
-------------------------------------------------------
Net Income (Loss):
  Southern California Gas*       $    58      $    60
  San Diego Gas & Electric*           45           53
  Sempra Energy Trading              (18)          42
  Sempra Energy Resources             10           (3)
  All other                           (7)          (6)
                                 ----------------------
    Total                        $    88      $   146
-------------------------------------------------------
* after preferred dividends

--------------------------------------------------------
                                        Balance at
                                ------------------------
                                 March 31,  December 31,
                                    2003        2002
--------------------------------------------------------
Assets:
  Southern California Gas          $ 4,251    $ 4,079
  San Diego Gas & Electric           5,443      5,123
  Sempra Energy Trading              6,185      5,614
  Sempra Energy Resources            1,405      1,347
  All other                          2,888      2,580
  Intersegment receivable           (1,036)      (986)
                                ------------------------
    Total                          $19,136    $17,757
--------------------------------------------------------

5. FINANCIAL INSTRUMENTS

Note 10 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's financial instruments, including the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which recognizes all derivatives as either assets or liabilities on the balance sheet, measures those instruments at fair value, and recognizes any changes in the fair value of derivatives in earnings for the period that the change occurs unless the derivative qualifies as an effective hedge that offsets certain exposure.

The company utilizes derivative financial instruments to manage its exposure to unfavorable changes in commodity prices, which are subject to significant and often volatile fluctuations. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and, in the case of the California Utilities, their customers. As allowed under SFAS 133, the company has elected to take the normal purchases and sales exception for certain contracts that are settled by physical delivery. These contracts are accounted for at historical cost with gains and losses reflected in the income statement at the contract settlement date.

SET's and SES' derivative instruments are recorded at fair value and are included in the Consolidated Balance Sheets as trading assets or liabilities. Net gains and losses on these derivative transactions are recorded in "other operating revenues" in the Statements of Consolidated Income. In October 2002, the EITF reached a consensus to rescind Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which was the basis for fair value accounting used for recording energy-trading activities by SET and SES. The consensus requires that all new energy-related contracts entered into subsequent to October 25, 2002 should not be accounted for pursuant to Issue 98-10. Instead, those contracts should be accounted for at historical cost unless the contracts meet the requirements for mark-to-market accounting under SFAS 133.

Except for inventory, and transportation and storage contracts held by SET and SES, the company's transactions recorded at fair value under EITF Issue 98-10 are still recorded at fair value based on SFAS 133. On January 1, 2003, such inventory, and transportation and storage contracts held by SET and SES at December 31, 2002 were recorded at cost or the lower of cost or market. As a result, on January 1, 2003, SET and SES recorded the initial impact of rescinding Issue 98-10 as a cumulative effect of a change in accounting principle, which reduced after-tax earnings by $29 million. The effect of EITF 98-10's rescission further reduced the first quarter 2003 after-tax earnings by $9 million. Neither of these effects impacted cash flow or liquidity.

Fixed-price contracts and other derivatives on the Consolidated Balance Sheets primarily reflect the California Utilities' derivative gains and losses related to long-term delivery contracts for purchased power and natural gas transportation. The California Utilities have established regulatory assets and liabilities to the extent that these gains and losses are recoverable or payable through future rates. Other significant derivatives recorded on the balance sheet include a fixed-to-floating interest rate swap agreement. Payments under the swap agreement and changes in interest rate (LIBOR) are reflected as adjustments to long-term debt. The changes in fixed-price contracts and other derivatives on the consolidated balance sheets for the three months ended March 31, 2003 were primarily due to physical deliveries under long-term purchased-power and natural gas transportation contracts. The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the three months ended March 31, 2003 or 2002.



ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

California Utility Revenues and Cost of Sales

Natural gas revenues increased to $1.2 billion in 2003 from $878 million in 2002, and the cost of natural gas distributed increased to $677 million in 2003 from $424 million in 2002. These changes were primarily attributable to natural gas cost increases, which are passed on to customers, partially offset by reduced volumes.

Under the current regulatory framework, changes in core-market natural gas prices (natural gas purchased for customers that are primarily residential and small commercial and industrial customers without alternative fuel capability) or consumption levels do not affect net income, since core customer rates generally recover the actual cost of natural gas on a substantially concurrent basis and consumption levels are fully balanced. However, SoCalGas' GCIM allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above monthly benchmarks. The mechanism permits full recovery of all costs within a tolerance band above the benchmark price and refunds all savings within a tolerance band below the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. In addition, SDG&E's gas procurement PBR mechanism provides an incentive mechanism by measuring SDG&E's procurement of gas against a benchmark price comprised of monthly gas indices, resulting in shareholder rewards for costs achieved below the benchmark and shareholder penalties when costs exceed the benchmark.

Electric revenues increased to $395 million in 2003 from $278 million in 2002, and the cost of electric fuel and purchased power increased to $163 million in 2003 from $61 million in 2002. These changes were mainly due to the effect of the DWR's purchasing the net short position of SDG&E during 2002, and changes in electric commodity costs and the increases in authorized revenue to recover increases in sales volumes. Under the current regulatory framework, changes in commodity costs normally do not affect net income. The commodity costs associated with the DWR's purchases and the corresponding sale to SDG&E's customers are not included in the Statements of Consolidated Income as SDG&E was merely transmitting the electricity from the DWR to the customers, acting as a conduit to pass through the electricity from the DWR to the customers. During 2003, costs associated with long-term contracts allocated to SDG&E from the DWR were likewise not included in the income statement, since the DWR retains legal and financial responsibility for these contracts.



The tables below summarize the natural gas and electric volumes and revenues by customer class for the three months ended March 31, 2003 and 2002.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      ----------------------------------------------------------------------
                            Volumes    Revenue    Volumes    Revenue    Volumes    Revenue
                      ----------------------------------------------------------------------
2003:
 Residential                     87    $  779         1     $  2          88      $  781
 Commercial and industrial       38       260        70       39         108         299
 Electric generation plants      --        --        56       18          56          18
 Wholesale                       --        --         7        1           7           1
                            ---------------------------------------------------------------
                                125    $1,039       134     $  60         259       1,099
 Balancing accounts and other                                                         63
                                                                                 --------
   Total                                                                          $1,162
-------------------------------------------------------------------------------------------
2002:
 Residential                    108    $  686         1     $  2         109      $  688
 Commercial and industrial       34       175        73       36         107         211
 Electric generation plants      --        --        53        9          53           9
 Wholesale                       --        --        11        1          11           1
                            ---------------------------------------------------------------
                                142    $  861       138     $ 48         280         909
 Balancing accounts and other                                                        (31)
                                                                                 --------
   Total                                                                          $  878
-------------------------------------------------------------------------

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)
                                      2003                2002
                              -----------------------------------------
                                Volumes  Revenue    Volumes  Revenue
                              -----------------------------------------
  Residential                     1,672    $ 184     1,658     $ 174
  Commercial                      1,454      150     1,425       138
  Industrial                        437       35       419        33
  Direct access                     806       18       803        24
  Street and highway lighting        23        2        22         2
  Off-system sales                   23        1        --        --
                              -----------------------------------------
                                  4,415      390     4,327       371
  Balancing accounts and other                 5                 (93)
                              -----------------------------------------
  Total                           4,415    $ 395     4,327     $ 278
                              -----------------------------------------

Although commodity-related revenues from the DWR's purchasing of SDG&E's net short position or from the DWR's allocated contracts are not included in revenue, the associated volumes and distribution revenue are included herein.

Other Operating Revenues

Other operating revenues, which consists primarily of revenues from Global, increased to $366 million in 2003 from $314 million in 2002. This change was primarily due to higher revenues from SER, which resulted mainly from sales of electricity to the DWR that occurred from June 2001 through September 2001, and recommenced in April 2002.

Other Cost of Sales

Other cost of sales, which consists primarily of cost of sales at Global, increased to $219 million in 2003 from $132 million in 2002, primarily due to the increased sales as noted above for SER, and higher storage and transportation charges for SET.

Other Operating Expenses

Other operating expenses increased to $445 million in 2003 from $410 million in 2002. Of the total balance, $318 million and $276 million in 2003 and 2002, respectively, represent other operating expenses at the California Utilities. The change was primarily due to increased operating expenses at SDG&E.

Other Income (Loss) - Net

Other income, which primarily consists of equity earnings from unconsolidated subsidiaries and interest on regulatory balancing accounts, decreased to a net expense of $5 million in 2003 from net income of $19 million in 2002. The decrease was primarily due to SEI's foreign exchange losses, compared to its foreign exchange gains in the prior year period.

Income Taxes

Income tax expense decreased to $24 million in 2003 from $59 million in 2002. The effective income tax rate decreased to 17 percent in 2003 from 29 percent in 2002. The change was primarily due to reduced pretax income and increased income tax credits from synthetic fuel investments. In connection with its affordable-housing investments, the company has unused tax credits dating back to 1999, which the company fully expects to utilize in future years. At March 31, 2003, the amount of these unused tax credits was $159 million. In addition, at March 31, 2003, the company has $32 million of alternative minimum tax credits with no expiration date.

Net Income

Net income decreased to $88 million, or $0.42 per diluted share of common stock, in 2003 from $146 million, or $0.71 per diluted share in 2002. Excluding the effects of the cumulative effect of the change in accounting principle ($0.14 per diluted share, discussed in Note 2 of the notes to Consolidated Financial Statements), the change in net income in 2003 was primarily due to lower income from SET, partially offset by improved results at SER.



Net Income by Business Unit

                                 Three months ended March 31
---------------------------------------------------------------
Dollars in millions                     2003        2002
---------------------------------------------------------------
California Utilities
  Southern California Gas Company      $  58       $  60
  San Diego Gas & Electric                45          53
                                       ------      ------
  Total Utilities                        103         113

Global Enterprises
  Sempra Energy Trading                  (18)*        42
  Sempra Energy Resources                 10          (3)
  Sempra Energy International              7           8
  Sempra Energy Solutions                 (1)          1
                                       ------      ------
  Total Global Enterprises                (2)         48

Sempra Energy Financial                   11           7

Parent and other                         (24)        (22)
                                       ------      ------
Consolidated                           $  88       $ 146
                                       ======      ======

* For purposes of comparison with the corresponding 2002 quarter, this amount would have been net income of $19 million if not for the repeal of EITF 98-10 as described in Note 2 of the notes to Consolidated Financial Statements. The repeal of EITF 98-10 adversely impacted SET's results by a cumulative effect adjustment of $28 million and an additional $9 million related to operations in the three months ended March 31, 2003.
---------------------------------------------------------------

SOUTHERN CALIFORNIA GAS COMPANY

Net income for SoCalGas decreased to $58 million in 2003 compared to $60 million in 2002, primarily due to the end of sharing of the merger savings (discussed in the Annual Report) partially offset by increased margins and other factors.

SAN DIEGO GAS & ELECTRIC

Net income for SDG&E decreased to $45 million in 2003 compared to $53 million in 2002, primarily due to the end of sharing of the merger savings and increased depreciation and operating expenses, partially offset by a $6.7 million (pretax) natural gas procurement PBR reward.

SEMPRA ENERGY TRADING

SET recorded a net loss of $18 million in 2003 compared to income of $42 million in 2002. The change was primarily due to the change in accounting principle of $37 million recorded during 2003, including $28 million reported as a cumulative effect adjustment, and reduced profitability in the natural gas and power product lines, partially offset by increased synthetic-fuel tax credits. Although volatility in SET's markets was high, which generally has a favorable effect on SET's results, the unusual market uncertainties during the three months ended March 31, 2003 adversely affected SET's profitability.

A summary of SET's unrealized revenues for trading activities for the three-month periods ending March 31, 2003 and 2002 (dollars in millions) follows:

                                        2003               2002
-----------------------------------------------------------------
Balance at December 31                 $  180             $  405
Cumulative effect adjustment              (48)                --
Additions                                 299                139
Realized                                   11                 73
                             ------------------------------------
Balance at March 31                    $  442             $  617
                             ====================================

The estimated fair values for SET's trading activities as of March 31, 2003, and the periods during which unrealized revenues are expected to be realized, are (dollars in millions):

                        Fair Market
                          Value at
                         March 31,  /--Scheduled Maturity (in months)--/
Source of fair value        2003      0-12     13-24      25-36      >36
-------------------------------------------------------------------------
Prices actively quoted     $ 428    $ 460     $ (62)     $ 28      $  2
Prices provided by other
   external sources           (1)      (4)       (2)       --         5
Prices based on models
   and other valuation
   methods                    25        5         7         2        11
                         ------------------------------------------------
Over-the-counter (OTC)
   revenue (1)               452      461       (57)       30        18
Exchange contracts (2)       (10)     (18)        5        (1)        4
                         ------------------------------------------------
Total                      $ 442    $ 443     $ (52)     $ 29      $ 22
                         ================================================

(1) The present value of unrealized revenue to be received or (paid) from outstanding OTC contracts.
(2) Cash (paid) or received associated with open Exchange contracts.

-------------------------------------------------------------------------



The following table summarizes the counterparty credit quality for SET. These amounts are net of collateral in the form of customer margin and/or letters of credit.

                                         March 31,    December 31,
(Dollars in millions)                        2003          2002
-------------------------------------------------------------------
Counterparty credit quality*
  Commodity Exchanges                        $  114      $   49
  AAA                                            26          69
  AA                                            269         194
  A                                             258         316
  BBB                                           436         559
  Below investment grade                        491         504
                                        ---------------------------
Total                                        $1,594      $1,691
                                        ===========================
* Except for commodity exchanges, counterparty credit quality is determined by rating agencies or internal models intended to approximate rating-agency determinations.
-------------------------------------------------------------------

SET's Value at Risk (VaR) amounts are described in Item 3.

See also the discussion concerning the CPUC's prohibition of IOUs' procuring electricity from their affiliates in "Electric Industry
Restructuring" in Note 13 of the Annual Report.

SEMPRA ENERGY RESOURCES

SER recorded net income of $10 million in 2003 compared to a loss of $3 million in 2002. The change was primarily due to sales to the DWR that recommenced in April 2002 under its long-term contract.

SEMPRA ENERGY SOLUTIONS

SES recorded a loss of $1 million in 2003 compared to income of $1 million in 2002. The decrease was primarily due to the $1 million cumulative effect of the change in accounting principle recorded during the first quarter of 2003.

In delivering electric and natural gas supplies to its commercial and industrial customers, SES hedges its price exposure through the use of exchange-traded and over-the-counter financial instruments.

SEMPRA ENERGY FINANCIAL

SEF invests as a limited partner in affordable-housing properties. SEF's portfolio includes 1,300 properties throughout the United States, including Puerto Rico and the Virgin Islands. These investments are expected to provide income tax benefits (primarily from income tax credits) over 10-year periods. SEF also has an investment in a limited partnership which produces synthetic fuel from coal. Whether SEF will invest in additional properties will depend on Sempra Energy's income tax position.

SEF recorded net income of $11 million and $7 million for the three months ended March 31, 2003 and 2002, respectively. The change was due primarily to increased tax benefits resulting from increased synthetic fuel production.

CAPITAL RESOURCES AND LIQUIDITY

The company's California Utility operations are the major source of liquidity. Funding of other business units' capital expenditures is largely dependent on the California Utilities' paying sufficient dividends to Sempra Energy, which, in turn, depends on the sufficiency of their earnings in excess of utility needs.

For additional discussion, see "Factors Influencing Future Performance-- Electric Industry Restructuring and Electric Rates" herein and Note 3 of the notes to Consolidated Financial Statements.

At March 31, 2003, the company had $803 million in cash and $2.3 billion in unused, committed lines of credit available, of which $498 million was supporting commercial paper and variable-rate debt.

Management believes these amounts, cash flows from operations, and new security issuances will be adequate to finance capital expenditure requirements, shareholder dividends, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were significantly reduced and/or the company was unable to issue new securities under acceptable terms, neither of which is considered likely, the company would be required to reduce non-utility capital expenditures and investments in new businesses. Management continues to regularly monitor the company's ability to adequately meet the needs of its operating, financing and investing activities.

At the California Utilities, cash flows from operations and from new and refunding debt issuances are expected to continue to be adequate to meet utility capital expenditure requirements and provide significant dividends to Sempra Energy.

SET provides cash to or requires cash from Sempra Energy as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by credit ratings and price fluctuations) and the length of its various trading positions. Its status as a source or use of Sempra Energy cash also varies with its level of borrowing from its own sources. SET's borrowings from the company were $260 million at March 31, 2003, down from $418 million at December 31, 2002. Company management continuously monitors the level of SET's cash requirements in light of the company's overall liquidity. Such monitoring includes the procedures discussed in "Market Risk" below.

SER's projects are expected to be financed through a combination of the existing synthetic lease, project financing, SER's borrowings and funds from the company. Its capital expenditures over the next several years may require some additional funding.

SEI is expected to require funding to continue the expansion of its existing natural gas distribution operations in Mexico and its planned development of liquefied natural gas (LNG) facilities. While internal funds are expected to be adequate for these purposes, the company may decide to use project financing if that is more advantageous.

SES is expected to require moderate amounts of cash in the near future as its commodity and energy services businesses continue to grow.

SEF is expected to continue to be a net provider of cash through reductions of consolidated income tax payments resulting from its investments in affordable housing and synthetic fuel.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities totaled $644 million and $177 million for the three months ended March 31, 2003 and 2002, respectively. The increase in cash flows from operations was attributable to the higher realization in net trading assets in 2003 and greater compensation costs paid in the first quarter of 2002.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities totaled $272 million and $287 million for the three months ended March 31, 2003 and 2002, respectively. The change in cash flows from investing activities was attributable to lower capital expenditures, partially offset by SEI's purchase of the third-party interests in its Mexican investments and SER's required collateralization used to secure project funding made under the synthetic lease agreement.

Capital expenditures and investments for the three months ended March 31, 2003, include SER's costs related primarily to the 1,250-megawatt Mesquite Power Plant near Phoenix, Arizona (expected to commence operations at 50-percent capacity in June 2003 and at full capacity in December 2003); the 600-megawatt Termoelectrica de Mexicali power plant near Mexicali, Mexico (commercial operation is scheduled for summer
2003); and the 570-megawatt Elk Hills power plant (a 50/50 joint venture being developed with Occidental Energy Ventures Corporation) near Bakersfield, California, which is anticipated to be completed in June 2003.

Capital expenditures for property, plant and equipment by the California Utilities are estimated to be $750 million for the full year 2003 and are being financed primarily by internally generated funds and security issuances. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Capital expenditures for property, plant and equipment by the company's other business are estimated to be $550 million for the full year 2003, of which $230 million is for SER's power plant construction and other capital projects.

In April 2003, Sempra Energy LNG Corp., a newly created subsidiary of SEI, completed its previously announced acquisition of the proposed Hackberry, La., LNG project from a subsidiary of Dynegy, Inc. Sempra Energy LNG Corp., paid Dynegy $20 million on April 23, 2003, for the first phase of the transaction, which includes rights to the location, licensing and preliminary FERC approval. Additional payments are contingent on meeting certain benchmarks and milestones and the performance of the project. The total cost of the project is expected to be about $700 million. The project could begin commercial operations as early as 2007. Final FERC approval is expected by the end of 2003.

In connection with SEI's plans to develop Energia Costa Azul, an LNG receiving terminal in Baja California, about 50 miles south of San Diego, Mexico's national environmental agency issued the principal onshore environmental permit to SEI in April 2003. The secondary offshore environmental permit is pending and is expected by October 2003. Two other significant permits, an operating permit from Mexico's Energy Regulatory Commission and a local land-use permit from the City of Ensenada, are pending and expected to be received in the near future. Energia Costa Azul will bring natural gas into northwestern Mexico and southern California. The project is currently estimated to cost $600 million and to commence commercial operations in 2006.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash (used in) provided by financing activities totaled $(24) million and $245 million for the three months ended March 31, 2003 and 2002, respectively. The change in cash flows from financing activities was attributable to the 2002 increase in commercial paper and long-term debt, whereas proceeds from the January 2003 issuance of long-term notes of $400 million was used to repay other long-term debt and commercial paper.

In January 2003, the company issued $400 million of 10-year 6% notes due February 2013. The bonds are not subject to a sinking fund and are not redeemable prior to maturity except through a make-whole mechanism. Proceeds were used to pay down commercial paper. These bonds were assigned ratings of A- by the S&P rating agency, Baa1 by Moody's and A by Fitch, Inc.

On January 15, 2003, $70 million of SoCalGas' $75 million 5.67% medium-term notes were put back to the company. The remaining $5 million matures on January 18, 2028. In March 2003, SER repaid $100 million outstanding under a line of credit. In addition, during the three months ended March 31, 2003, Sempra Energy Financial repaid $35 million of debt incurred to acquire limited partnerships and SDG&E repaid $17 million of rate-reduction bonds.

Dividends paid on common stock amounted to $52 million and $51 million for the three-month periods ended March 31, 2003 and 2002, respectively.

On April 7, 2003, SoCalGas called its $100 million 7.375% first-mortgage bonds at a premium of 3.53 percent.

In April 2003, PE amended its revolving line of credit and extended the expiration date by an additional two years. The revolving credit commitment, initially $500 million, declines semi-annually by $125 million until expiration on April 5, 2005 and is for the purpose of funding loans by PE to Global. Borrowings under the agreement would bear interest at rates varying with market rates, PE's credit ratings and the amount of the borrowings outstanding. They would be guaranteed by Sempra Energy and would be subject to mandatory repayment if SoCalGas' unsecured long-term credit ratings were to cease to be at least BBB by S&P and Baa2 by Moody's, if Sempra Energy's or SoCalGas' debt to total capitalization ratio (as defined in the agreement) were to exceed 65%, or if there were to be a change in law materially and adversely affecting the ability of SoCalGas to pay dividends or make distributions to PE. No borrowings have been made under this agreement.

FACTORS INFLUENCING FUTURE PERFORMANCE

Base results of the company in the near future will depend primarily on the results of the California Utilities, while earnings growth and volatility will result primarily from activities at SET, SER, SEI and other businesses. Recent developments concerning the factors influencing future performance are summarized below. Note 3 of the notes to Consolidated Financial Statements and the Annual Report describe events in the deregulation of California's electric and natural gas industries.


California Utilities

Electric Industry Restructuring and Electric Rates

Supply/demand imbalances and a number of other factors resulted in abnormally high electric-commodity costs beginning in mid-2000 and continuing into 2001. This caused SDG&E's customer bills to be substantially higher than normal. In response, legislation enacted in September 2000 imposed a ceiling on the cost of electricity that SDG&E could pass on to its small-usage customers on a current basis. SDG&E accumulated the amount that it paid for electricity in excess of the ceiling rate in an interest-bearing balancing account, which it continues to collect from its customers.

Subsequent to the electric capacity shortages of 2000-2001, SDG&E's service territory has had and continues to have an adequate supply of electricity. However, various projections of electricity demand in SDG&E's service territory indicate that, without additional electrical generation or reductions in electrical usage, beginning in 2005 electricity demand could begin to outstrip available resources. SDG&E's strategy for meeting this demand is to: (1) reduce power demand through conservation and efficiency; (2) increase the supply of electricity from renewable sources, including wind and solar; (3) establish new transmission lines by 2008 to import more power; and (4) provide new electric generation by 2005 to meet the expected shortfall. SDG&E is preparing a request for proposals to meet the electric capacity shortfall, estimated at 69 megawatts in 2005. In addition, SDG&E is ahead of the interim schedule in meeting the requirement of obtaining 20 percent of its electricity from renewable sources by 2017.

The power crisis of 2000-2001 has caused the California Public Utilities Commission (CPUC) to adjust its plan for deregulation of electricity. In addition, several California state agencies, including the CPUC, the Consumer Power and Conservation Financing Authority, and the Energy Resources Conservation and Development Commission, recently issued a draft Energy Action Plan for California. The plan calls for a continuation of regulated electricity rates and existing direct access contracts, increased conservation, more renewable energy, and a stable regulatory environment that encourages private investment in the state.

The CPUC has undertaken a proceeding and issued several decisions establishing the framework, rules and processes that governed SDG&E's return to the responsibility of procuring electricity for its customers. These include decisions (1) allocating to California's investor-owned utilities (IOUs) the power from the long-term contracts entered into by the California Department of Water Resources (DWR), with the DWR retaining the legal and financial responsibility for the contracts; (2) adopting an Operating Agreement between SDG&E and the DWR to govern the terms and conditions for SDG&E's administration of DWR contracts; (3) adopting annual procurement plans that include securing supplies to satisfy SDG&E's additional power requirements; (4) adopting a 20-year resource plan to assess SDG&E's resource needs, emphasizing the next five years; and (5) developing the criteria by which the acceptability and recovery of procurement transactions will be determined, including possible development of a procurement incentive mechanism.

See additional discussion of this and related topics in Note 3 of the notes to Consolidated Financial Statements.

Natural Gas Restructuring and Gas Rates

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. The resolution ordered SoCalGas to file a new application, which would address detailed proposals for implementation of the December 2001 decision, but also would allow reconsideration of the December 2001 decision. SoCalGas is required to file this new application by June 30, 2003, but has filed a petition for modification requesting the CPUC defer the filing of this application until October 15, 2003. If the December 2001 decision is implemented, it is not expected to adversely affect the California Utilities' earnings.

Cost of Service

Although the California Utilities requested that a decision in their Cost of Service applications be effective January 1, 2004, the CPUC commissioner assigned to the applications has adopted a procedural schedule that would prevent the CPUC from issuing a decision before the second quarter of 2004. The California Utilities have filed a motion seeking reconsideration of this ruling. The motion also seeks authorization to implement an interim rate increase on January 1, 2004 to reflect an anticipated cost of service decision with any increase in rates to be subject to refund upon the final determination by the CPUC.

Sempra Energy Global Enterprises

Electric-Generation Assets

As discussed in "Cash Flows From Investing Activities" above and in the Annual Report, the company is involved in the development of several electric-generation projects that will significantly impact the company's future performance. SER has approximately 2,700 megawatts of new generation in operation or under construction. The 570-megawatt Elk Hills power project, 50 percent owned by SER and located near Bakersfield, California, is expected to begin commercial operations in June 2003. The 1,250-megawatt Mesquite Power Plant near Phoenix, Arizona, is expected to commence commercial operations at 50-percent capacity in June 2003 and at full capacity in December 2003. Termoelectrica de Mexicali, a 600-megawatt power plant near Mexicali, Baja California, Mexico, is expected to commence commercial operations in the summer of 2003. The 305-megawatt Twin Oaks Power Plant located near Bremond, Texas, was acquired in October 2002. El Dorado Energy, a 440-megawatt power plant near Las Vegas, Nevada, jointly owned by SER and Reliant Energy, began commercial operation in May 2000. Electricity from the plants will be available for markets in California, Arizona, Texas and Mexico. SER's projected portfolio of plants in the western United States and Baja California may be used to supply power to California under SER's agreement with the DWR.


Investments

As discussed in "Cash Flows From Investing Activities" above and in the Annual Report, the company's investments will significantly impact the company's future performance. During 2002, SET completed acquisitions that added base metals trading and warehousing to its trading business. These acquisitions are Sempra Metals Limited, Sempra Metals & Concentrates Corp., Henry Bath & Sons Limited and Henry Bath, Inc. In addition, SER acquired the coal-fired Twin Oaks Power Plant during 2002.

SEI is in the process of developing Energia Costa Azul, an LNG receiving terminal in Baja California, Mexico, expected to commence commercial operations in 2006. In April 2003, Sempra Energy LNG Corp. acquired the proposed Hackberry, La. LNG project, to be renamed Cameron LNG, which could begin commercial operations as early as 2007.

On September 6, 2002, SEI initiated proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments resulting from governmental actions. SEI has made a request for arbitration to the International Center for Settlement of Investment disputes and all arbitrators have been selected. The company is currently engaging outside experts to assist in the preparation and quantification of the claim. A decision is expected in 2004 or 2005.

NEW ACCOUNTING STANDARDS

New pronouncements that have recently become effective or that are yet to be effective are SFAS 142, 143 and 148, Interpretations 45 and 46, EITF 02-3, and the rescission of EITF 98-10. SFAS 142 affects net income by replacing the amortization of goodwill with periodic reviews thereof for impairment with charges against income when impairment is found. SFAS 143 requires accounting and disclosure changes concerning legal obligations related to future asset retirements. SFAS 148 amends SFAS 123 and adds two additional transition methods to the fair value method of accounting for stock-based compensation. Interpretation 45 clarifies that a guarantor is required to recognize a liability for the fair value of obligations undertaken in issuing guarantees. Interpretation 46 addresses consolidation by business enterprises of variable-interest entities (previously referred to as "special-purpose entities" in most cases). Pronouncements that have or potentially could have a material effect on future earnings are described below.

In October 2002, the EITF reached a consensus to rescind Issue 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," the basis for mark-to-market accounting used for recording certain trading activities by SET and SES. The consensus provided that new contracts entered into subsequent to October 25, 2002 should not be accounted for under mark-to-market accounting unless the contracts meet the requirements stated under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," which is the case for a substantial majority of the company's contracts. On January 1, 2003, the company recorded the initial effect of rescinding Issue 98-10 as a cumulative effect of a change in accounting principle, which reduced after-tax earnings by $29 million. This is further described in Note 2 of the notes to Consolidated Financial Statements. One impact of the rescission is that an enterprise that hedges its commodity risk on items previously marked-to-market under Issue 98-10 but not covered by SFAS 133 could have to record a loss on the hedges without being able to record the corresponding gain on these items, even though no economic loss exists.

For SET, its first quarter 2003 earnings of $19 million was negatively impacted by $37 million, including the cumulative effect adjustment of $28 million, to reflect the rescission of Issue 98-10. SES's first quarter 2003 breakeven results were negatively impacted by the cumulative effect adjustment of $1 million to reflect the rescission of Issue 98-10.

EITF Issue 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities": In June 2002, EITF Issue 02-3, codified and reconciled existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addressed other aspects of the accounting for contracts involved in energy trading and risk management activities. Among other things, the consensus required SES to change its method of recording trading activities from gross to net, which had no impact on previously recorded gross margin, net income or cash provided by operating activities. SET required no change as it was already recording revenues from trading activities net.

SFAS 143, "Accounting for Asset Retirement Obligations": SFAS 143, issued in July 2001, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The company has adopted SFAS 143 beginning January 1, 2003. See further discussion in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

The VaR for SET at March 31, 2003, and the average VaR for the three months ended March 31, 2003, at the 95-percent and 99-percent confidence intervals (one-day holding period) were as follows (in millions of dollars):

                                                   95%       99%
                                                 ------    ------
     At March 31, 2003                            $ 7.3    $10.3
     Average for the three months ended 3/31/03   $10.0    $14.1

As of March 31, 2003, the total VaR of the California Utilities' and SES's natural gas positions was not material.

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

There have been no significant changes in the companies' internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 3 of the notes to Consolidated Financial Statements, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      99.1 Statements of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as created by
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2002:

Current Report on Form 8-K filed February 21, 2003, filing as an exhibit Sempra Energy's press release of February 20, 2003, giving the financial results for the three months ended December 31, 2002.

Current Report on Form 8-K filed May 1, 2003, filing as an exhibit Sempra Energy's press release of May 1, 2003, giving the financial results for the three months ended March 31, 2003.




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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)



Date: May 5, 2003                  By:  /s/ F. H. Ault
                                       ----------------------------
                                               F. H. Ault
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

May 5, 2003

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

May 5, 2003

/S/ NEAL E. SCHMALE
Neal E. Schmale
Chief Financial Officer

1

1

1

22

1

38