Form 10-K
period 2003-12-31
SEMPRA ENERGY
filed 2004-02-25
CIK 1032208

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes  [ X ]   No [  ]

Exhibit Index on page 44.  Glossary on page 52.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2004 was $7.1 billion.

Registrant's common stock outstanding as of January 31, 2004 was 227,231,411 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 2003 Annual Financial Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement prepared for the May 2004 annual meeting of shareholders are incorporated by reference into Part III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  4
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 30
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 31
Item 4.  Submission of Matters to a Vote of Security Holders. . 32

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . 32
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . 32
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . 33
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . 33
Item 8.  Financial Statements and Supplementary Data. . . . . . 33
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 33
Item 9A. Controls and Procedures. . . . . . . . . . . . . . . . 33

PART III
Item 10. Directors and Executive Officers of the Registrant . . 34
Item 11. Executive Compensation . . . . . . . . . . . . . . . . 35
Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters. . . . . 35
Item 13. Certain Relationships and Related Transactions . . . . 35
Item 14. Principal Accountant Fees and Services . . . . . . . . 35

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . 36

Independent Auditors' Consent and Report on Schedule. . . . . . 38

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 43

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 44

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . 52

          INFORMATION REGARDING FORWARD-LOOKING STATEMENTS


This Annual Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "could," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission (CPUC), the California Legislature, the California Department of Water Resources (DWR), environmental and other regulatory bodies in countries other than the United States, and the Federal Energy Regulatory Commission (FERC); capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

                                 PART I
ITEM 1. BUSINESS

Description of Business

A description of Sempra Energy and its subsidiaries (the company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2003 Annual Report to Shareholders, which is incorporated by reference. The company has four separately managed reportable segments comprised of Southern California Gas Company (SoCalGas), San Diego Gas & Electric (SDG&E), Sempra Energy Trading
(SET) and Sempra Energy Resources (SER). SoCalGas and SDG&E are collectively referred to as "the California Utilities."

Company Website

The company's website address is http://www.sempra.com/investor.htm. The company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The charters of the company's board of directors' (the board) audit, compensation and corporate governance committees, the board's corporate governance guidelines and the code of business conduct and ethics for directors and officers are posted on the company's website. Printed copies may be obtained by writing to the company's Corporate Secretary at Sempra Energy, 101 Ash Street, San Diego, CA 92101-3017.

RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating Sempra Energy and its subsidiaries. These risk factors could affect the actual results of Sempra Energy and its subsidiaries and cause such results to differ materially from those expressed in any forward-looking statements of, or made by or on behalf of, Sempra Energy or its subsidiaries. Other risks and uncertainties, in addition to those that are described below, may also impair their business operations. If any of the following risks occurs, Sempra Energy's business, cash flows, results of operations and financial condition could be seriously harmed. In addition, the trading price of its securities could decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning Sempra Energy and its subsidiaries set forth in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in this report.

  Risks Related to the California Utilities

The California Utilities are subject to extensive regulation by state, federal and local legislation and regulatory authorities, which may adversely affect the operations, performance and growth of their businesses.

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates the California

Utilities' rates and conditions of service, sales of securities, rates of return, rates of depreciation, uniform systems of accounts, examination of records and long-term resource procurement. The CPUC conducts various reviews of utility performance (including reasonableness and prudency reviews) and conducts audits and investigations into various matters which may, from time to time, result in disallowances and penalties adversely affecting earnings and cash flows. The CPUC also regulates the relationship of utilities with their affiliates and is currently conducting an investigation into this relationship. Various proceedings involving the CPUC and relating to the California Utilities' rates, costs, incentive mechanisms, performance-based regulation and affiliate and holding company rule compliance are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in this report.

Periodically the California Utilities' rates are approved by the CPUC based on forecasts of capital and operating costs. If the California Utilities' actual capital and operating costs were to exceed the amount included in its base rates approved by the CPUC, it would adversely affect earnings and cash flows.

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC adopted Performance-Based Regulation (PBR) for SDG&E effective in 1994 and for SoCalGas effective in 1997. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, rather than relying solely on expanding utility plant to increase earnings. The three areas that are eligible for PBR rewards are: operational incentives based on measurements of safety, reliability and customer satisfaction; demand-side management (DSM) rewards based on the effectiveness of the programs; and natural gas procurement rewards. Although the California Utilities have received significant PBR rewards in the past, there can be no assurance that the California Utilities will receive rewards at similar levels in the future, or at all. Additionally, if the California Utilities fail to achieve certain minimum performance levels established under the PBR mechanisms, they may be assessed financial disallowances or penalties which could adversely affect their earnings and cash flows.

The FERC regulates the transmission and wholesale sales of electricity in interstate commerce, transmission access and other similar matters involving SDG&E.

The California Utilities may be impacted by new regulations, decisions, orders or interpretations of the CPUC, FERC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how the California Utilities operate, could affect their ability to recover their various costs through rates or adjustment mechanisms, or could require the California Utilities to incur additional expenses.

SDG&E may incur substantial costs and liabilities as a result of its ownership of nuclear facilities.

SDG&E owns a 20% interest in the San Onofre Nuclear Generating Station (SONGS), a 2,150 megawatt nuclear generating facility near San Clemente,

California. The Nuclear Regulatory Commission has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SDG&E's ownership interest in SONGS subjects it to the risks of nuclear generation, which include:

-- the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;
-- limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and
-- uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

The California Utilities' future results of operations and financial condition may be materially adversely affected by the outcome of pending litigation against them.

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging Sempra Energy and the California Utilities, along with El Paso Energy Corp. and several of its affiliates, unlawfully sought to control natural gas markets. Similar lawsuits have been filed by the Attorneys General of Arizona and Nevada and by others. Although the California Utilities expect to prevail in these cases, they have expended or accrued substantial amounts to pay the costs of defending these claims. If the plaintiffs in these cases were to prevail in their claims, the future results of operations and financial condition of Sempra Energy and the California Utilities may be materially adversely affected. In addition, various other lawsuits are pending against SDG&E and other Sempra Energy subsidiaries alleging that the companies unlawfully manipulated the electric energy market.

In December 2002, the CPUC approved a settlement with SDG&E allocating between SDG&E's customers and shareholders the profits from certain intermediate-term power purchase contracts that SDG&E had entered into during the early stages of California's electric utility industry restructuring. As a result of the CPUC's decision, SDG&E recognized additional after-tax income of $65 million in 2003. The Utility Consumers' Action Network (UCAN) has appealed the decision and the California Court of Appeals granted the petition for review.

These proceedings are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in this report.

Risks Related to Sempra Energy's Electric Generation,
Energy Trading, Liquefied Natural Gas (LNG), Energy Solutions,
International and Other Businesses

Sempra Energy's businesses are exposed to market risk, and its financial condition, results of operations, cash flows and liquidity may be adversely affected by fluctuations in commodity market prices that are beyond its control.

Sempra Energy Trading (SET) is a full-service trading company that markets and trades physical and financial commodity products. Its trading portfolios consist of physical and financial commodity contracts including contracts for natural gas, electricity, petroleum products, base metals and other commodities that are settled by the delivery of the commodity or cash. Although SET generally seeks to structure its trading contracts so that a substantial majority of its trading revenues are realizable within 24 months and strives to maintain proper hedging mechanisms for its trading book, at times SET may have unhedged trading positions in the market, resulting from the management of its trading portfolios or from its inability to hedge, in whole or in part, particular risks.

Sempra Energy Resources (SER) generates and sells electricity on a long-term basis, or into the spot market or other competitive markets, and purchases natural gas for its power plants and sometimes purchases electricity in the open market to satisfy its contractual obligations.

Sempra Energy Solutions (SES) procures electricity and natural gas for its commercial and industrial customers. The market prices for these commodities may fluctuate substantially over relatively short periods of time.

Sempra Energy's sales and results of operations could be adversely affected if the prevailing market prices for electricity, natural gas or other commodities that are procured for power plants or to satisfy contractual obligations (whether to trading counterparties or otherwise), or that are provided to customers in regional markets and other competitive markets in which the company competes, change in a direction or manner that it does not anticipate.

Unanticipated changes in market prices for energy-related and other commodities result from multiple factors, including: weather conditions; seasonality; changes in demand; transmission or transportation constraints or inefficiencies; availability of competitively priced alternative energy sources; commodity production levels; actions by OPEC (Organization of the Petroleum Exporting Countries) with respect to the supply of crude oil; federal, state and foreign energy and environmental regulation and legislation; natural disasters, wars, embargoes and other catastrophic events; and expropriation of assets by foreign countries.

In 2001 the FERC, which has jurisdiction over wholesale power and transmission rates and independent system operators and other entities that control transmission facilities or that administer wholesale power sales in some of the markets in which the company operates, imposed price limitations which resulted in unexpected moves in electricity prices. The FERC may impose additional price limitations, bidding rules and other mechanisms or terminate existing price limitations from time to time in the future. Any such action by the FERC may result in prices for electricity changing in an unanticipated direction or manner, and may have an adverse effect on Sempra Energy's sales and results of operations.

Sempra Energy and its subsidiaries cannot and do not attempt to fully hedge their assets or positions against changes in commodity prices, and their hedging procedures may not work as planned.

To lower financial exposure related to commodity price fluctuations, Sempra Energy's subsidiaries routinely enter into contracts to hedge a substantial portion of their purchase and sale commitments and inventories of electricity, natural gas, crude oil, refined petroleum products and other commodities. As part of this strategy, they routinely utilize fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, the company does not always cover the entire exposure of its assets or its positions to market price volatility and the coverage will vary over time. To the extent Sempra Energy or its subsidiaries have unhedged positions, or if their hedging positions do not work as planned, fluctuating commodity prices could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition.

Risk management procedures may not prevent losses.

Although Sempra Energy and its subsidiaries have risk management systems and control systems in place that use advanced methodologies to quantify risk, these systems may not prevent material losses. The risk management procedures the company has in place may not always be followed or may not always work as planned. In addition, daily value-at-risk and loss limits are derived from historic price movements. If prices significantly deviate from historic prices, the limits may not protect the company from significant losses. As a result of these and other factors, there can be no assurances that Sempra Energy's risk management procedures will prevent losses that would negatively affect its business, results of operations, cash flows and financial condition.

A downgrade in Sempra Energy's credit ratings could negatively affect its energy trading and other non-utility businesses.

If Sempra Energy's credit ratings were to be downgraded, the business prospects of its energy trading and other non-utility businesses, which generally rely on the creditworthiness of Sempra Energy, would be adversely affected. SET would be required to comply with various margin or other credit enhancement obligations under many of the trading and marketing contracts into which it has entered, substantially all of which are guaranteed by Sempra Energy, and it may be able to continue to trade only on less favorable terms. To meet liquidity requirements, Sempra Energy and its subsidiaries maintain substantial unused committed lines of credit for which borrowings are available without regard to credit ratings. A ratings downgrade could require Sempra Energy to divert to SET all or a portion of the liquidity that these lines would otherwise provide for the expansion of Sempra Energy's other non-utility businesses. In addition, if these lines were to become unavailable or to be inadequate to meet SET's margin or other credit enhancement requirements, SET's trading partners could exercise other remedies such as liquidating and netting their exposures to SET, making it more difficult or impossible for SET to manage effectively its remaining trading positions or to continue its trading business, and Sempra Energy and its subsidiaries may not have sufficient liquidity to meet their obligations.

Sempra Energy's businesses depend on counterparties, customers and suppliers performing in accordance with their agreements, and any failure by them to perform could require the company to incur substantial expenses and expose it to commodity price risk and volatility, which could adversely affect Sempra Energy's liquidity, cash flows and results of operations.

Sempra Energy's subsidiaries are exposed to the risk that counterparties, customers and suppliers that owe money or energy as a result of market transactions or other long-term agreements will not perform their obligations under such agreements. Should they fail to perform, the company may be required to acquire alternative hedging arrangements or to honor the underlying commitment at then-current market prices. In such event, Sempra Energy's subsidiaries may incur additional losses to the extent of amounts already paid to such counterparties or suppliers. In addition, the subsidiaries often extend credit to counterparties and customers. While the company performs significant credit analyses prior to extending credit, Sempra Energy and its subsidiaries are exposed to the risk that they may not be able to collect amounts owed to them.

If the DWR were to succeed in setting aside, or were to fail to perform its obligations under its long-term power contract with SER, Sempra Energy's business, results of operations and cash flows will be materially adversely affected.

In 2001, SER entered into a 10-year power sales agreement with the DWR, to supply up to 1,900 megawatts to the state. Sempra expects the contract with the DWR will be a source of significant revenue over the 10-year period. The validity of the power sales agreement with the DWR has been the subject of extensive litigation between the parties before the FERC and in California courts. Although SER has prevailed in all of these challenges to date, the plaintiffs in these actions have appealed several of these rulings. Although SER expects to prevail in these appeals, if the DWR were to succeed in setting aside its obligations under the contract, or if the DWR fails or is unable to meet its contractual obligations on a timely basis, it could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition. These proceedings are described in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in this report.

In the future, Sempra Energy and its subsidiaries may elect not to or may not be able to enter into long-term supply and sales agreements or long-term firm capacity agreements for their projects, which would subject Sempra Energy's sales to increased volatility and its businesses to increased competition.

The electric generation and wholesale power sales industries have become highly competitive. As more plants are built and competitive pressures increase, the wholesale pricing of electricity becomes more volatile. Without the benefit of long-term power sales agreements, such as the 10-year power sales agreement between SER and the DWR, Sempra Energy's sales will be subject to increased price volatility, and it may be unable to sell the power generated by SER's facilities or operate those facilities profitably.

Sempra Energy LNG Corp. (SELNG) does not intend to commence significant construction of its proposed LNG terminals without first entering into long-term LNG supply agreements and corresponding natural gas sales agreements, or long-term firm capacity service agreements, for a substantial portion of the processing capacity of these facilities. However, if these plans were to change and the company were to construct its terminals without the benefit of such long-term agreements, its sales would be subject to increased price volatility, and it may be unable to sell the services of its LNG facilities or to operate the facilities profitably. If the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail or become unable to meet their contractual obligations on a timely basis, it could have a significant negative impact on Sempra Energy's business, results of operations, cash flows and financial condition.

Business development activities may not be successful and projects under construction may not commence operation as scheduled, which could increase Sempra Energy's costs and impair its ability to recover its investments.

The acquisition, development and construction of electric generating facilities and LNG receiving terminals involve numerous risks. Sempra Energy and its subsidiaries may be required to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses in preparation for competitive bids which they may not win or before it can be established whether a project is feasible, economically attractive or capable of being built. Sempra Energy's success in developing a particular project is contingent upon, among other things, negotiation of satisfactory engineering, procurement and construction agreements, fuel supply and power sales contracts (for generating facilities), LNG supply and natural gas sales agreements or firm capacity service agreements (for LNG receiving terminals), receipt of required governmental permits and timely implementation and satisfactory completion of construction. Successful completion of a particular project may also be adversely affected by unforeseen engineering problems, construction delays and contractor performance shortfalls, work stoppages, adverse weather conditions, environmental and geological conditions, and other factors. If the company is unable to complete the development of a facility, it typically will not be able to recover its investment in the project.

Generation facilities and/or LNG terminals may not operate as planned, which may adversely affect Sempra Energy's business, cash flows and results of operations.

The operation of power plants and LNG receiving terminals involves many risks, including the breakdown or failure of generation or regasification and storage facilities or other equipment or processes, labor disputes, fuel interruption and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, regasification and transmission delivery systems. The occurrence of any of these events could lead to operation of power plants or LNG terminals below their expected capacity levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties, and could adversely affect Sempra Energy's business, cash flows and results of operations.

Competition among developers and operators of LNG terminals is rapidly increasing, which may adversely affect the profitability of SELNG's proposed LNG terminals.

Although there are only a limited number of LNG terminal facilities operating in North America today, many companies have announced plans to develop LNG facilities to serve the North American market. Some of these competitors have more operating experience, more development experience, larger staffs and greater financial resources than the company. Industry analysts have predicted that if all of the proposed LNG facilities in North America that have been announced by developers are actually built, there will likely be substantial excess capacity for such terminals in the near future. Excess capacity is likely to lead to decreased prices for such services. Although its proposed LNG facilities in Mexico and Louisiana are more advanced in the siting, permitting and regulatory approval processes than the proposed projects of most of its competitors, there can be no assurance that Sempra Energy will be able to maintain that advantage.

Sempra Energy's subsidiaries rely on transmission and distribution assets that they do not own or control to deliver electricity and natural gas.

Sempra Energy's subsidiaries depend on transmission and distribution facilities owned and operated by third parties to deliver the electricity and natural gas they sell to wholesale markets, to supply some of their electric generation facilities, and to provide retail energy services to customers. SELNG also will rely on natural gas transmission facilities to transport natural gas for customers of its proposed LNG terminal facilities. If transmission is disrupted, or if capacity is inadequate, the ability of Sempra Energy's subsidiaries to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current spot market rates.

Sempra Energy's businesses require numerous permits and other governmental approvals from various federal, state, local and foreign governmental agencies, and any failure to obtain or maintain required permits or approvals could cause Sempra Energy's sales to decline and/or its costs to increase.

The acquisition, ownership and operation of electric generation facilities, natural gas pipelines and LNG receiving terminals require numerous permits, approvals and certificates from federal, state, local and foreign governmental agencies. All of the existing and planned development projects of Sempra Energy's subsidiaries require multiple permits. They may not be able to obtain or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if the company fails to obtain any required approvals or to comply with any applicable laws or regulations, it may not be able to operate its facilities, or it may be forced to incur additional costs.

Sempra Energy's future results of operations, cash flows and financial condition may be adversely affected by the outcomes of pending litigation and other adversarial proceedings involving Sempra Energy and some of its subsidiaries, including SET and SER.

Lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that Sempra Energy and some of its subsidiaries, along with El Paso Energy and several of its affiliates, unlawfully sought to control the natural gas markets in their respective states. Similar lawsuits have been filed elsewhere. In addition, various lawsuits are pending against Sempra Energy, SET, SER and other Sempra Energy subsidiaries, alleging that the companies unlawfully manipulated the electric energy market. Although the company expects to prevail in these cases, it has expended or accrued substantial amounts to pay the costs of defending these claims. If the plaintiffs in these cases were to prevail in their claims, Sempra Energy's future results of operations, cash flows and financial condition may be materially adversely affected. These proceedings are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in this report.

Sempra Energy's energy and energy trading businesses are subject to complex government regulations and may be adversely affected by changes in these regulations or in their interpretation or implementation.

In recent years, the regulatory environment applicable to the electric power and natural gas industries has undergone significant changes, both on a federal and state level, which have impacted the nature of these industries and the manner in which their participants conduct their businesses. These changes are ongoing, and Sempra Energy cannot predict the future course of changes in this regulatory environment or the ultimate affect that this changing regulatory environment will have on its businesses. Moreover, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to the company and its facilities. Future changes in laws and regulations may have a detrimental effect on Sempra Energy's business, cash flows, financial condition and/or results of operations.

Sempra Energy's energy and energy trading operations are subject to affiliate rules relating to transactions with the California Utilities. These businesses could be adversely affected by changes in these rules or by additional CPUC or FERC rules' further restricting their ability to sell electricity or gas or to trade with the California Utilities. Affiliate transaction rules also could require these businesses to obtain the prior approval of the CPUC before entering into any such transactions with the California Utilities. Any such restrictions or approval requirements could adversely affect SER's and SEI's electric generation plants or natural gas pipelines, SELNG's proposed LNG receiving terminals, or SET trading operations.

Various proceedings, inquiries and investigations relating to the business activities of SER and SET are currently pending before the FERC. For a description of such proceedings, inquiries and investigations, see the notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in this report.

Sempra Energy's businesses have significant environmental compliance costs, and future environmental compliance costs could adversely affect Sempra Energy's profitability.

Sempra Energy's subsidiaries are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection. They are required to obtain numerous governmental permits, licenses and other approvals to construct and operate their businesses. Additionally, to comply with these legal requirements, they must spend significant sums on environmental monitoring, pollution control equipment and emissions fees. The company also is generally responsible for all on-site liabilities associated with the environmental condition of its electric generation facilities and other energy projects which it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. If Sempra Energy's subsidiaries fail to comply with applicable environmental laws, they may be subject to penalties, fines and/or curtailments of their operations.

The scope and extent of any new environmental regulations, including their affects on operations, are difficult to predict. In addition, existing environmental regulations could be revised or reinterpreted and new laws and regulations could be adopted or become applicable to the company and its facilities.

Sempra Energy's international businesses are exposed to different local, regulatory and business risks and challenges, which could have a material adverse effect on Sempra Energy's financial condition, cash flows and results of operations.

Sempra Energy subsidiaries currently have interests in electricity generation, natural gas transmission and LNG terminal projects in Mexico, and also have trading, marketing and risk management operations in Canada, Europe and Asia. Sempra Energy International (SEI) also has electricity and natural gas distribution businesses in Argentina, Chile and Peru. Having energy infrastructure projects, owning energy assets and operating businesses in foreign jurisdictions subject the company to significant political and financial risks which vary by country, including:

-- changes in foreign laws and regulations, including tax and environmental laws and regulations;
-- changes in U.S. laws and regulations, including tax and environmental laws and regulations, related to foreign operations;
-- high rates of inflation;
-- changes in government policies or personnel;
-- trade restrictions;

-- limitations on U.S. company ownership in foreign countries; -- permitting and regulatory compliance;
-- changes in labor supply and labor relations in operations outside the United States;
-- adverse rulings by foreign courts or tribunals and difficulty in enforcing contractual rights in foreign jurisdictions; and -- general political, economic and business conditions.

Sempra Energy's international businesses also are subject to foreign currency risks. These risks arise from both volatility in foreign currency exchange rates and devaluations of foreign currencies. In such cases, an appreciation of the U.S. dollar against a local currency could reduce the amount of cash and income received from those foreign subsidiaries. For example, the devaluation of the Argentine peso against the U.S. dollar in recent years (as well as the Argentine government's unilateral, retroactive abrogation of utility agreements early in 2002) has had a material adverse effect on SEI's two unconsolidated subsidiaries in Argentina. On September 6, 2002, SEI initiated arbitration proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments that has resulted from Argentine governmental actions. SEI has claimed damages of at least $258 million these proceedings, which are continuing. For a description of legal proceedings relating to SEI's business operations in Argentina, see the notes to Consolidated Financial Statements incorporated by reference in this report. While SEI believes that it has contracts and other measures in place to mitigate its most significant foreign currency exchange risks, it has some exposure that is not fully mitigated.

Other Risks Related to the Company

Sempra Energy's cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries.

Sempra Energy is a holding company and conducts its operations entirely through its subsidiaries. Sempra Energy's California Utilities are its major source of liquidity. Funding of other business units' capital expenditures is largely dependent on the California Utilities' paying sufficient dividends to Sempra Energy, which depends on the sufficiency of utility earnings and cash flows in excess of utility needs. In addition, Sempra Energy's cash flows, ability to meet its obligations to creditors and its ability to pay dividends on its common stock are largely dependent upon the earnings of the subsidiaries and the distribution of such earnings to Sempra Energy in the form of dividends. The subsidiaries are separate and distinct legal entities and could be precluded from making such distributions under certain circumstances, including as a result of legislation or regulation or in times of financial distress.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect Sempra Energy's business, earnings and cash flows.

Like other major industrial facilities, Sempra Energy's generation plants (including SONGS), electric transmission facilities, LNG receiving terminals and storage facilities, chartered oil tankers and natural gas pipelines may be damaged by natural disasters, catastrophic accidents or acts of terrorism. Any such incidents could result in severe business disruptions, significant decreases in revenues and/or significant additional costs to the company, which could have a material adverse effect on Sempra Energy's earnings and cash flows. Given the nature and location of these facilities, any such incidents also could cause fires, leaks, explosions, spills or other significant damage to natural resources and/or property belonging to third parties, or personal injuries, which could lead to significant claims against Sempra Energy and its subsidiaries. Insurance coverage may become unavailable for certain of these risks and the insurance proceeds received for any loss of or damage to any of its facilities, or for any loss of or damage to natural resources or property or personal injuries caused by its operations, may be insufficient to cover the company's losses or liabilities without materially adversely affecting the company's financial condition, earnings and cash flows.

Sempra Energy could incur significant income tax expense and its results of operations and cash flows may be materially adversely affected if the Internal Revenues Service (IRS) denies or otherwise makes income tax credits related to its coal and synthetic fuels businesses unusable.

Sempra Energy generates substantial income tax credits as a result of synthetic fuel operations and affordable-housing investments. These credits substantially reduce the company's income tax expense.

In 2003, the IRS questioned the scientific validity of the testing procedures used to support synthetic fuel credits. The IRS has completed its review of these procedures and resumed issuing letter rulings based on its previous requirements, including one involving operations owned by Sempra Energy. However, as part of its recently commenced normal audit program for the company for the period 1998-2001, the IRS has begun auditing the company's synthetic fuel operations. In addition, a U.S. Senate subcommittee has initiated an investigation into income tax credits, and Sempra Energy and other companies are responding to subcommittee requests regarding their synthetic fuel operations. Through December 31, 2003, Sempra Energy has recorded cumulative synthetic fuel income tax credits of $256 million, including $106 million for the fiscal year ended December 31, 2003.

Although Sempra Energy believes the retroactive disallowance of its synthetic fuel credits is unlikely, any such retroactive disallowance could result in a significant liability for income tax credits previously taken. In addition, Sempra Energy's use of income tax credits in the future could be limited by any new IRS interpretations or regulations or by any new income tax legislation.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is that affecting its utility subsidiaries.

California Utility Regulation

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

United States Utility Regulation

The FERC regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale. Both the FERC and the CPUC are currently investigating prices charged to the California investor-owned utilities (IOUs) by various suppliers of natural gas and electricity. See further discussion in Notes 13 and 14 of the notes to Consolidated Financial Statements of the 2003 Annual Report to Shareholders, which is incorporated by reference.

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

Local Regulation

SoCalGas has natural gas franchises with the 240 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate facilities for the transmission and distribution of natural gas in the streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. Most of the franchises do not have fixed terms and continue indefinitely. The range of expiration dates for the franchises with definite terms is 2005 to 2048.

SDG&E has electric franchises with the two counties and the 26 cities in its electric service territory, and natural gas franchises with the one county and the 18 cities in its natural gas service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and/or natural gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Encinitas (2012), San Diego (2021) and Coronado (2028), and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030). The franchise agreement with the city of Chula Vista expired during 2003 but continues on a month-to-month basis while a new agreement is being negotiated.

SEI's Mexican subsidiaries Distribuidora de Gas Natural (DGN) de
Mexicali, DGN de Chihuahua and DGN de La Laguna Durango build and operate natural gas distribution systems in Mexicali, Chihuahua and the La Laguna-Durango zone in north-central Mexico. These companies are regulated by city and state government labor and environmental agencies.

Other Regulation

The company's unconsolidated utility affiliates have operations in Argentina, Chile and Peru. These operations are subject to the local, federal and other regulations of the countries and/or political subdivisions in which they are located.

SET has trading locations in North America, Europe and Asia that are subject to regulation as to operations and financial position. Among other things, its operations are subject to the New York Mercantile Exchange, the London Metals Exchange, the Commodity Futures Trading Commission, the FERC and the National Futures Association.

Other subsidiaries are also subject to varying amounts of regulation by various governments, including various states in the United States.

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

The company's unregulated affiliates are also required to obtain permits, authorizations and licenses in the normal course of business. Some of these permits, authorizations and licenses require periodic renewal. SER and its subsidiaries obtain a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities. In addition, SER obtains permits in connection with wholesale distribution of electricity. SES obtains permits in connection with the construction and operation of various facilities and with the retail sale of electricity and natural gas. SEI's Mexican subsidiaries obtain construction permits for their distribution systems from the local governments where the service is provided. SELNG obtains licenses and permits for LNG construction and operations.

Other regulatory matters are described in Notes 13 and 14 of the notes to Consolidated Financial Statements of the 2003 Annual Report to
Shareholders, which is incorporated by reference.

SOURCES OF REVENUE

Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 16 of the notes to Consolidated Financial Statements of the 2003 Annual Report to Shareholders, which is incorporated by reference. Various information concerning revenue and revenue recognition is provided in Note 1 of the notes to Consolidated Financial Statements of the 2003 Annual Report to Shareholders.

NATURAL GAS OPERATIONS

Resource Planning and Natural Gas Procurement and Transportation

The company is engaged in the sale, distribution, storage and transportation of natural gas through the California Utilities. The company's resource planning, natural gas procurement, contractual commitments and related regulatory matters are discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 14 and 15 of the notes to Consolidated Financial Statements of the 2003 Annual Report to Shareholders, which is incorporated by reference.

Customers

For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers without alternative fuel capability. Noncore customers consist primarily of electric generation (EG), wholesale, large commercial, industrial and enhanced oil recovery customers.

Most core customers purchase natural gas directly from the California Utilities. Core customers are permitted to aggregate their natural gas requirement and purchase directly from brokers or producers. The California Utilities continue to be obligated to purchase reliable supplies of natural gas to serve the requirements of the core customers.

Natural Gas Procurement and Transportation

Most of the natural gas purchased and delivered by the California
Utilities is produced outside of California, primarily in the southwestern U.S. and Canada. The California Utilities purchase natural gas under short-term contracts primarily based on monthly spot-market prices.

To ensure the delivery of the natural gas supplies to the distribution system and to meet the seasonal and annual needs of customers, SoCalGas is committed to firm pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation entitlements. SoCalGas releases and brokers excess capacity on a short-term basis. Interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Pipeline Company, provide transportation services into SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The last of these contracts expires in 2007. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC.

SDG&E also has long-term natural gas transportation contracts with various interstate pipelines which expire on various dates through 2023. SDG&E currently purchases natural gas on a spot basis to fill its long-term pipeline capacity and purchases additional spot market supplies delivered directly to California for its remaining requirements. SDG&E continues to evaluate its long-term pipeline capacity portfolio, including the release of a portion of this capacity to third parties. All of SDG&E's natural gas is delivered through SoCalGas pipelines under a short-term transportation agreement authorized by the CPUC. In addition, under a separate agreement expiring March 2005, SoCalGas provides SDG&E 8 bcf of storage inventory capacity with firm injection and withdrawal rights.

According to "Btu's Daily Gas Wire," the annual average spot price of natural gas at the California/Arizona border was $5.10 per million British thermal unit (mmbtu) in 2003 ($5.59 in December 2003), compared with $3.14 per mmbtu in 2002 and $7.27 per mmbtu in 2001. A number of factors associated with California's energy crisis from late 2000 through early 2001 resulted in higher natural gas prices during that period. Prices for natural gas decreased in the later part of 2001 and increased toward the end of 2002 and in 2003. The following table summarizes the average commodity costs of natural gas sold for the last three years, which are above previous levels:

                                                Years ended December 31,
                                          -------------------------------------
                                            2003           2002          2001
                                          -------------------------------------
Cost of natural gas                       $2,071         $1,381         $2,549
Volumes delivered (bcf)                      394            406            410
Average cost of natural gas
  (dollars per bcf)                       $ 5.26         $ 3.40         $ 6.22

With improved delivery capacity to California, the company expects adequate resources to be available at prices that generally will follow national natural gas pricing trends and volatility.

Natural Gas Storage

SoCalGas provides natural gas storage services for use by the core, noncore and off-system customers. Core customers are allocated a portion of SoCalGas storage capacity. Remaining customers can bid and negotiate the desired amount of storage on a contract basis. The storage service program provides opportunities for customers to store natural gas, usually during the summer, to reduce winter purchases when natural gas costs are generally higher. This allows customers to select the level of service they desire to assist them to manage their fuel procurement and transportation needs.

Demand for Natural Gas

The California Utilities face competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. The demand for natural gas by electric generators is influenced by a number of factors. In the short-term, natural gas use by EGs is impacted by the availability of alternative sources of generation. The availability of hydroelectricity is highly dependent on precipitation in the western United States. In addition, natural gas use is impacted by the performance of other generation sources in the western United States, including nuclear and coal, and other natural gas facilities outside the service area.
Natural gas use is also impacted by changes in end-use electricity demand. For example, natural gas use generally increases during summer heat waves. Over the long-term, natural gas use will be greatly influenced by additional factors such as the location of new power plant construction. More generation capacity currently is being constructed outside Southern California than within the utility service area. This new generation will likely displace the output of older, less efficient local generation, reducing EG natural gas use.

Effective March 31, 1998, electric industry restructuring provided out-of-state producers the option to purchase energy for California utility customers. As a result, natural gas demand for electric generation within Southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on the California Utilities' natural gas operations, future volumes of natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes divert electric generation from the California Utilities' service area.

Growth in the natural gas markets is largely dependent upon the health and expansion of the Southern California economy and prices of other energy products. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipelines and general economic conditions can result in significant shifts in demand and market price. The California Utilities added 83,000 and 75,000 new customer meters in 2003 and 2002, respectively, representing growth rates of 1.4 percent and 1.2 percent respectively. The California Utilities expect that their growth rate for 2004 will approximate that for 2003.

In the interruptible industrial market, customers are capable of burning a fuel other than natural gas. Fuel oil is the most significant competing energy alternative. The company's ability to maintain its industrial market share is largely dependent on price. The relationship between natural gas supply and demand has the greatest impact on the price of the company's product. With the reduction of natural gas production from domestic sources, the cost of natural gas from non-domestic sources may play a greater role in the company's competitive position in the future. The price of oil depends upon a number of factors beyond the company's control, including the relationship between supply and demand, and policies of foreign and domestic governments.

The natural gas distribution business is seasonal in nature as variations in weather conditions generally result in greater revenues during the winter months when temperatures are colder. As is prevalent in the industry, the company injects natural gas into storage during the summer months (usually April through October) for withdrawal storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC OPERATIONS

Customers

At December 31, 2003 the company had 1.3 million meters consisting of 1,150,000 residential, 136,000 commercial, 450 industrial, 1,800 street and highway lighting, 8,000 direct access and 24 off-system. The company's service area covers 4,100 square miles. The company added 18,000 new customer meters in 2003 and 20,000 in 2002, representing growth rates of 1.4% and 1.6% respectively.

Resource Planning and Power Procurement

SDG&E's resource planning, power procurement and related regulatory matters are discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference.

Electric Resources

Based on CPUC-approved purchased-power contracts currently in place with SDG&E's various suppliers and SDG&E's 20-percent share of a generating plant, as of December 31, 2003, the supply of electric power available to SDG&E is as follows:
                                                               Megawatts

Generation: SONGS                                                  430
                                                                 -----
Purchased power contracts:
                                             Expiration
Supplier                   Source               date
-------------------------------------------------------------
Long-term contracts:
 Portland General
     Electric (PGE)         Coal             December 2013          84
                                                                 -----
DWR-allocated contracts:
 Williams Energy
   Marketing & Trading      Natural gas      December 2010       1,875
 Sunrise Power Co. LLC      Natural gas      June 2012             572
 Other                      Natural gas/wind 2004 to 2013          328
                                                                 -----
   Total                                                         2,775
                                                                 -----
Other contracts with Qualifying Facilities (QFs):
 Applied Energy Inc.        Cogeneration     November 2019         107
 Yuma Cogeneration          Cogeneration     May 2024               57
 Goal Line Limited
   Partnership              Cogeneration     February 2025          50
 Other (73 contracts)       Cogeneration     Various                16
   Total                                                         -----
                                                                   230
                                                                 -----
Other contracts with renewable sources:
 Various (9 contracts)      Bio-gas          5-15 year terms
                                             starting in 2003       28
 Various (1 contract)       Bio-mass         5 year term
                                             starting in 2003       49
 Various (5 contracts)      Wind             10-15 year terms
                                             starting in 2003      159
                                                                 -----
   Total sources                                                   236
                                                                 -----
Total generation and contracted                                  3,755
                                                                 =====

Under the contract with PGE, SDG&E pays a capacity charge plus a charge based on the amount of energy received and or PGE's costs. Costs under the contracts with QFs are based on SDG&E's avoided cost. Charges under the remaining contracts are for firm and as-available energy and are based on the amount of energy received. The prices under these contracts are at the market value at the time the contracts were negotiated.

SONGS:

SDG&E owns 20 percent of the three nuclear units at SONGS (located south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of Units 2 and 3. Southern California Edison (Edison) owns the remaining interests and operates the units.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut it down. Storage and decommissioning of Unit 1's spent nuclear fuel is now in progress.

Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 megawatts (MW) of Unit 2 and 216 MW of Unit 3.

SDG&E has fully recovered its SONGS capital investment through December
31, 2003.

Additional information concerning the SONGS units, nuclear decommissioning and industry restructuring is provided below and in "Environmental Matters" herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 6, 13, 14 and 15 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference.

Nuclear Fuel Supply

The nuclear-fuel cycle includes services performed by others under various contracts through 2008, including mining and milling of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment services, and fabrication of fuel assemblies.

Spent fuel from SONGS is being stored on site, where storage capacity is expected to be adequate at least through 2022, the expiration date of the NRC operating license. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy
(DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E pays a disposal fee of $1.00 per megawatt-hour of net nuclear generation, or $3 million per year. The DOE projects that it will not begin accepting spent fuel until 2010 at the earliest.

To the extent not currently provided by the contracts, the availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Additional information concerning nuclear-fuel costs is provided in Note 15 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference.

Power Pools

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 280 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms that have been pre-approved by FERC.

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

Due to electric-industry restructuring (see "Transmission Access" below), the operating rights of SDG&E on these lines have been transferred to the Independent System Operator (ISO).

Transmission Access

The FERC has established rules to implement the transmission-access provisions of the National Energy Policy Act of 1992. These rules specify procedures for others' requests for transmission service. In October 1997, the FERC approved the California IOUs' transfer of control of their transmission facilities to the ISO. In 1998, operation and control of the transmission lines was transferred to the ISO.
Additional information regarding the ISO and transmission access is provided below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY GLOBAL ENTERPRISES

Sempra Energy Global Enterprises (Global) consists of most of the businesses of Sempra Energy other than the California Utilities, and serves a broad range of customers' energy needs. Global includes SET, SER, SEI, SES, SELNG and several smaller business units. See below for a discussion of each of these business units.

Additional information concerning these and other aspects of the operations of Global Enterprises and Sempra Energy Financial (SEF) is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3 and 15 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY TRADING

SET is a full-service trading company that markets and trades physical and financial commodity products, including natural gas, power, petroleum products and base metals. SET combines trading, risk-management and physical commodity expertise to provide innovative solutions to its customers worldwide.

SEMPRA ENERGY RESOURCES

SER is an energy company engaged in the development, construction, ownership and operation of power generation facilities and the sale of electricity, primarily in the western United States.

In May 2001, SER entered into a ten-year agreement with the DWR to supply up to 1,900 MW of electricity to the state. SER may deliver most of this electricity from its plants in the western United States and Baja California, Mexico. Sales under the contract comprise more than two-thirds of the projected capacity of these facilities and the profits therefrom are significant to the company's ability to increase its earnings.

The company believes that SER's contract prices are just and reasonable, but has offered to renegotiate certain aspects of the contract (which would not affect the long-term profitability) in a manner mutually beneficial to SER and the state. Although the contract is subject to ongoing litigation and regulatory proceedings, both SER and the State of California are performing under this contract. Information concerning the litigation is provided in Note 15 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference.

During 2003 construction was completed on the 1,250-megawatt Mesquite Power plant, with commercial operations commencing at 50% capacity in June 2003 and 100% capacity in December 2003. The project had been initially financed through a synthetic lease agreement. As a result of the implementation of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51," the company consolidated Mesquite Trust, the legal entity which owns Mesquite Power, in its consolidated balance sheet as of December 31, 2003. In January 2004, SER exercised the lease purchase option and acquired the power plant. See further discussion on FIN 46 in Note 1 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference. Additionally, during 2003, construction was completed on Termoelectrica de Mexicali, a 600-megawatt power plant near Mexicali, and the Elk Hills Power Project (Elk Hills), both of which commenced commercial operations in July 2003.

In August 2003, SER obtained approval from the appropriate state agencies to construct the Palomar Energy project, a 550-megawatt power plant in Escondido, California. In October 2003, SDG&E announced that it plans to purchase the power plant from SER when construction is completed in 2006 if the CPUC approves the purchase. On October 3, 2003 SER entered into a cost reimbursement and sharing agreement with SDG&E that became effective December 1, 2003.

In October 2002, SER purchased a 305-megawatt, coal-fired power plant (renamed Twin Oaks Power) from Texas-New Mexico Power Company for $120 million. SER has a five-year contract to sell substantially all of the output of the plant.

SEMPRA ENERGY LNG

In April 2003, SELNG completed its previously announced acquisition of the proposed Cameron LNG project from a subsidiary of Dynegy, Inc. The total cost of the project is expected to be $700 million. The project could begin commercial operations in 2007. FERC approval was granted on September 11, 2003. Other state and federal approvals required to commence construction are in progress.

In December 2003, in connection with plans to develop Energia Costa Azul, an LNG receiving terminal in Baja California, on the west coast of Mexico, 50 miles south of San Diego, SELNG and Shell International Gas Limited (Shell) announced plans to form a 50/50 joint venture to build, own and operate the $600 million facility. The terminal would be capable of supplying 1 billion cubic feet (bcf) of natural gas per day. Shell and SELNG would share the investment costs of the terminal equally and each would take 50 percent of the capacity in the terminal. 500 million cubic feet per day of natural gas from the terminal would be used to meet the growing energy demands in western Mexico. Any surplus gas from the facility would be used to provide new natural gas supplies for the southwestern United States. The proposed joint venture would combine the two separate Baja California LNG receiving terminals proposed by Shell and SELNG into a single project, significantly reducing the impact on the local environment. It is expected that construction would begin in 2004 with terminal operations commencing in 2007.

In connection with this project, Mexico's national environmental agency issued an environmental permit in April 2003. Three other significant permits, an operating permit from Mexico's Energy Regulatory Commission, a coastal zone use permit and a local land-use permit from the City of Ensenada, were granted in 2003. The permit to construct marine facilities is pending and is expected to be received in the near future.

See additional discussion concerning these projects in "Management's Discussion and Analysis of Financial Condition and Results of
Operations" and in Notes 2 and 15 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference.

SEMPRA ENERGY INTERNATIONAL

SEI develops, operates and invests in energy-infrastructure systems. SEI has interests in natural gas and/or electric transmission and distribution projects in Argentina, Chile, Mexico, Peru and the eastern United States. SEI's interests in operations in South America are not consolidated and, therefore, are not included in these discussions.

During the third quarter of 2003, SEI recorded a $77 million before-tax write-down of the carrying value of the assets of Frontier Energy, a small North Carolina utility subsidiary, as a result of reductions in actual and previously anticipated sales of natural gas by the utility.

In the third quarter of 2002, SEI completed construction of the 140-mile Gasoducto Bajanorte Pipeline that connects the Rosarito Pipeline south of Tijuana, Mexico, with a pipeline built by PG&E Corporation that will connect to Arizona. The 30-inch pipeline can deliver up to 500 million cubic feet per day of natural gas to new generation facilities in Baja California, including SER's Termoelectrica de Mexicali power plant discussed above. Capacity on the pipeline is over 90 percent subscribed.

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

RATES AND REGULATION -- CALIFORNIA UTILITIES

Information concerning rates and regulations applicable to the California Utilities is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 13 and 14 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the company are included in Note 15 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference. The following additional information should be read in conjunction with those discussions.

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

During the early 1900s, the California Utilities and their predecessors manufactured gas from coal or oil. The manufactured-gas plants (MGPs) often have become contaminated with the hazardous residues of the process. SoCalGas has identified 42 such sites at which it (together with other users as to 21 of these sites) may have cleanup obligations. Preliminary investigations, at a minimum, have been completed on 41 of the sites. As of December 31, 2003, 26 of these sites have been remediated, of which 20 have received certification from the California Environmental Protection Agency. At December 31, 2003, SoCalGas' estimated remaining investigation and remediation liability for the MGPs is $42.9 million. SDG&E identified three former MGPs, remediation of which was completed at two of the sites in 1998 and 2000. Closure letters have been received for the two sites. At December 31, 2003 estimated remaining remediation liability on the third site is $5.8 million.

SDG&E sold its fossil-fuel generating facilities in 1999. As a part of its due diligence for the sale, SDG&E conducted a thorough environmental assessment of the facilities. Pursuant to the sale agreements for such facilities, SDG&E and the buyers have apportioned responsibility for such environmental conditions generally based on contamination existing at the time of transfer and the cleanup level necessary for the continued use of the sites as industrial sites. While the sites are relatively clean, the assessments identified some instances of significant contamination, principally resulting from hydrocarbon releases, for which SDG&E has a cleanup obligation under the agreement. Total costs to perform the necessary remediation were estimated at $11 million at the time of sale. These costs were offset against the sales price for the facilities, together with other appropriate costs, and the remaining net proceeds were included in the calculation of customer rates. Remediation of the plants commenced in early 2001. During 2002, cleanup was completed at several minor sites at a cost of $0.4 million. In late 2002, additional assessments were started at the primary sites, where cleanup commenced in 2003 and is expected to be completed by 2005. In 2003, at a cost of $0.8 million, cleanup was completed at the site of a power plant that was sold in 1999. Remaining costs to remediate these sites are estimated at $8 million at December 31, 2003.

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

The company and certain subsidiaries are currently named as potentially responsible parties (PRPs) for one landfill site and two industrial waste disposal sites, from which releases have occurred, as described below.

At December 31, 2003, the company's estimated remaining investigation and remediation liability related to hazardous waste sites, including the MGPs, was $50.6 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation costs associated with SDG&E's former fossil-fuel power plants. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

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

Air and Water Quality

California's air quality standards are more restrictive than federal standards. However, as a result of the sale of the company's fossil-fuel generating facilities, the company's primary air-quality issue, compliance with these standards now has less significance to the company's operation, although that could change as SER owns and operates more generating facilities.

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. This mitigation program includes an enhanced fish-protection system, a 150-acre artificial kelp reef and restoration of 150 acres of coastal wetlands. In addition, the owners must deposit $3.6 million with the state for the enhancement of fish hatchery programs and pay for monitoring and oversight of the mitigation projects. SDG&E's share of the cost is estimated to be $34.0 million. These mitigation projects are expected to be completed in 2007. Through December 31, 2003, SONGS mitigation costs were recovered through the ICIP mechanism. SONGS mitigation costs incurred after December 31, 2003, will be capitalized and recovered from ratepayers over the remaining life of the SONGS units, subject to CPUC approval in Edison's general rate case. Additional information on SONGS cost recovery is provided in Note 13 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference.

OTHER MATTERS

Research, Development and Demonstration (RD&D)

The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety, and reduced operating costs. The CPUC has authorized SoCalGas to recover its operating costs associated with RD&D. SoCalGas' annual RD&D costs have averaged $6.9 million over the past three years.

For 2003, the CPUC authorized SDG&E to fund $1.2 million and $5.6 million for its natural gas and electric RD&D programs, respectively, including $5.6 million to the CEC for its PIER (Public Interest Energy Research) Program. SDG&E's annual RD&D costs have averaged $5.7 million over the past three years.

Employees of Registrant

As of December 31, 2003, the company had 12,807 employees, compared to 12,197 at December 31, 2002.

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Council. The collective bargaining agreement for field, technical and most clerical employees at SoCalGas covering wages, hours, working conditions, medical and various benefit plans is in effect through December 31, 2004.

Certain employees at SDG&E are represented by the Local 465
International Brotherhood of Electrical Workers. The current contract runs through August 31, 2004. At some of its field job sites, SES employs mechanics who are represented by the International Union of Operating Engineers, Local 501. One collective bargaining agreement runs through November 1, 2006 and the other expires on July 7, 2007.

ITEM 2. PROPERTIES

Electric Properties - SDG&E

SDG&E's interest in SONGS is described in "Electric Resources" herein. At December 31, 2003, SDG&E's electric transmission and distribution facilities included substations, and overhead and underground lines. The electric facilities are located in San Diego, Imperial and Orange counties and in Arizona, and consist of 1,805 miles of transmission lines and 21,353 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

Natural Gas Properties - California Utilities

At December 31, 2003, the California Utilities' natural gas facilities included 3,014 miles of transmission and storage pipeline, 54,518 miles of distribution pipeline and 51,672 miles of service piping. They also included 13 transmission compressor stations and 4 underground storage reservoirs, with a combined working capacity of 122 bcf.

Energy Properties - Other

At December 31, 2003, Sempra Energy completed the construction of three additional power plants and commenced operations in California, Arizona and Mexico. For additional information, see Notes 2 and 3 of the notes to Consolidated Financial Statements of the 2003 Annual Report to Shareholders, which is incorporated by reference from Item 8 herein.

At December 31 2003, SEI's operations in Mexico included 1,465 miles of distribution pipeline, 163 miles of transmission pipeline and one compressor station.

At December 31 2003, the company's two small natural gas utilities located in the eastern United States owned 166 miles of transmission lines and 206 miles of distribution lines.

Other Properties

The 21-story corporate headquarters building at 101 Ash Street, San Diego is occupied pursuant to a capital lease with an original term through 2005. The lease has four separate five-year renewal options.

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles through 2011. The lease has six separate five-year renewal options.

SDG&E occupies an office complex in San Diego pursuant to an operating lease ending in 2007. The lease can be renewed for two five-year periods.

Global leases office facilities at various locations in the U.S, Mexico and Europe with the leases ending from 2004 to 2009. SELNG owns land to develop a LNG receiving terminal in Baja California, Mexico. SELNG also has a land lease to develop a LNG receiving terminal in Hackberry, Louisiana. The lease expires in February 2005 and has five five-year renewal options remaining.

The company owns or leases other offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters referred to in Notes 13, 14 and 15 of the notes to Consolidated Financial Statements incorporated by reference in Item 8 or referred to elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in this Annual Report, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Sempra Energy common stock is traded on the New York and Pacific stock exchanges. At January 31, 2004, there were 60,000 registered holders and record holders of the company's common stock. The quarterly common stock information required by Item 5 is included in the schedule of Quarterly Financial Data of the 2003 Annual Report to Shareholders, which is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions)                    At December 31, or for the years then ended
------------------------------------------------------------------------------------
                                        2003      2002      2001      2000      1999
                                     -------   -------   -------   -------   -------
Income Statement Data:
   Operating revenues                $ 7,887   $ 6,048   $ 7,730   $ 6,760   $ 5,360
   Operating income                  $   939   $   987   $   997   $   884   $   763
   Net income                        $   649   $   591   $   518   $   429   $   394

Balance Sheet Data:
   Total assets                      $22,009   $20,242   $17,476   $17,850   $13,312
   Long-term debt                    $ 3,841   $ 4,083   $ 3,436   $ 3,268   $ 2,902
   Short-term debt (a)               $ 1,461   $   851   $ 1,117   $   936   $   337
   Shareholders' equity              $ 3,890   $ 2,825   $ 2,692   $ 2,494   $ 2,986

Per Common Share Data:
   Income before extraordinary item
   and cumulative effect of changes
   in accounting principles per
   common share:
         Basic                       $  3.29   $  2.80   $  2.54   $  2.06   $  1.66
         Diluted                     $  3.24   $  2.79   $  2.52   $  2.06   $  1.66
   Income before cumulative effect
   of changes in accounting
   principles per common share:
         Basic                       $  3.29   $  2.88   $  2.54   $  2.06   $  1.66
         Diluted                     $  3.24   $  2.87   $  2.52   $  2.06   $  1.66
   Net income per common share:
         Basic                       $  3.07   $  2.88   $  2.54   $  2.06   $  1.66
         Diluted                     $  3.03   $  2.87   $  2.52   $  2.06   $  1.66
   Dividends declared                $  1.00   $  1.00   $  1.00   $  1.00   $  1.56
   Book value                        $ 17.17   $ 13.79   $ 13.16   $ 12.35   $ 12.58

(a)	Includes long-term debt due within one year.

This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements contained in the 2003 Annual Report to Shareholders, which is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 1 through 38 of the 2003 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from pages 30 through 33 of the 2003 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 42 through 129 of the 2003 Annual Report to Shareholders. Item 15(a)1 includes a listing of financial statements included in the 2003 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company as of December 31, 2003 has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures are effective.

There have been no significant changes in the company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 2004 annual meeting of shareholders. The information required on the company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age*    Position
---------------------------------------------------------------------
Stephen L. Baum           62     Chairman, Chief Executive Officer and
                                 President

Donald E. Felsinger       56     Group President, Sempra Energy Global
                                 Enterprises

Edwin A. Guiles           54     Group President, Sempra Energy
                                 Utilities

M. Javade Chaudhri        51     Executive Vice President and General
                                 Counsel

Neal E. Schmale           57     Executive Vice President and Chief
                                 Financial Officer

Frank H. Ault             59     Senior Vice President and Controller

Frederick E. John         57     Senior Vice President, External
                                 Affairs and Communications

G. Joyce Rowland          49     Senior Vice President, Human Resources

* As of December 31, 2003.

Each Executive Officer has been an officer of the company or one of its subsidiaries for more than five years, with the exception of Mr.
Chaudhri. Prior to joining the company in 2003, Mr. Chaudhri was Senior Vice President and General Counsel of Gateway, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Proxy
Statement prepared for the May 2004 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is incorporated by reference from "Share Ownership" and "Equity Compensation Plans" in the Proxy Statement prepared for the May 2004 annual meeting of shareholders.

See additional discussion of stock-based compensation in Note 9 of the notes to Consolidated Financial Statements of the 2003 Annual Report to Shareholders, which is incorporated by reference.

Security Ownership of Certain Beneficial Owners

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Proxy Statement prepared for the May 2004 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services as required by Item 14 is incorporated by reference from "Proposal 3: Ratification of Independent Auditors" in the Proxy Statement prepared for the May 2004 annual meeting of shareholders.

                               PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                          Page in
                                                          Annual Report*

Statement of Management's Responsibility for
  Consolidated Financial Statements. . . . . . . . . . . . . 40

Independent Auditors' Report . . . . . . . . . . . . . . . . 41

Statements of Consolidated Income for the years
  ended December 31, 2003, 2002 and 2001 . . . . . . . . . . 42

Consolidated Balance Sheets at December 31,
  2003 and 2002. . . . . . . . . . . . . . . . . . . . . . . 43

Statements of Consolidated Cash Flows for the
  years ended December 31, 2003, 2002 and 2001 . . . . . . . 45

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2003, 2002 and 2001 . . . . . . . . . . . . . 47

Notes to Consolidated Financial Statements . . . . . . . . . 48

*Incorporated by reference from the indicated pages of the 2003
Annual Report to Shareholders.

2. Financial statement schedules

The following document may be found in this report at the indicated page number.

Schedule I--Condensed Financial Information of Parent. . . . 39

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.

3. Exhibits

See Exhibit Index on page 44 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 2003:

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

Current Report on Form 8-K filed December 31, 2003, to update information on the August 25, 2003 CPUC decision regarding the allocation of profits from SDG&E's intermediate-term purchase power contracts. Updates when the Court of Appeals will have a decision on the petition submitted by an advocacy group for small consumers.

Current Report on Form 8-K filed February 24, 2004, filing as an exhibit Sempra Energy's press release of February 24, 2004, giving the financial results for the three months ended December 31, 2003.

INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement Numbers 333-51309, 333-52192, 333-77843, 333-70640 and 333-103588 on
Form S-3 and Registration Statement Numbers 333-56161, 333-50806 and 333-49732 on Form S-8 of Sempra Energy of our report dated February 23, 2004, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2003.

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

San Diego, California
February 24, 2004

Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                                    SEMPRA ENERGY

                             Condensed Statements of Income
                     (Dollars in millions, except per share amounts)

                                                 Years ended December 31,
                                               2003        2002        2001
                                             --------    --------    --------
Other income                                $    126     $    52     $    52
Interest expense                                (187)       (134)       (130)
Trust preferred distributions                     (9)        (18)        (18)
Operating expenses                               (21)        (14)        (25)
Income tax benefits                               57          38          55
                                             --------    --------    --------
Loss before subsidiary earnings                  (34)        (76)        (66)
Subsidiary earnings before extraordinary
 item and cumulative effect of changes in
 accounting principles                           729         651         584
                                             --------    --------    --------
Income before extraordinary item
 and cumulative effect of changes in
 accounting principles                           695         575         518
Extraordinary item, net of tax                    --          16          --
                                             --------    --------    --------
Income before cumulative effect of changes
 in accounting principles, net of tax            695         591         518
Cumulative effect of changes in accounting
 principles, net of tax                          (46)         --          --
                                             --------    --------    --------
Net income                                   $   649     $   591     $   518
                                             ========    ========    ========
Weighted-average number of shares
  outstanding (thousands):
   Basic                                     211,740     205,003     203,593
                                             ========    ========    ========
   Diluted                                   214,482     206,062     205,338
                                             ========    ========    ========
Income before extraordinary item
 and cumulative effect of changes in
 accounting principles per share of
 common stock
   Basic                                     $  3.29     $  2.80     $  2.54
                                             ========    ========    ========
   Diluted                                   $  3.24     $  2.79     $  2.52
                                             ========    ========    ========
Income before cumulative effect of
 changes in accounting principles
 per share of common stock
   Basic                                     $  3.29     $  2.88     $  2.54
                                            ========     ========    ========
   Diluted                                   $  3.24     $  2.87     $  2.52
                                            ========     ========    ========
Net income per share of common stock
   Basic                                     $  3.07     $  2.88     $  2.54
                                            ========     ========    ========
   Diluted                                   $  3.03     $  2.87     $  2.52
                                            ========     ========    ========




                                SEMPRA ENERGY

                           Condensed Balance Sheets
                            (Dollars in millions)

                                                      December 31,
                                                    2003        2002
                                                  --------    --------
Assets:
Cash and cash equivalents                         $     59    $      3
Due from affiliates                                     52          72
Other current assets                                    43           7
                                                  --------    --------
     Total current assets                              154          82
                                                  --------    --------

Investments in subsidiaries                          5,518       4,995
Due from affiliates                                  2,521       1,730
Other assets                                           435         388
                                                  --------    --------
     Total assets                                 $  8,628    $  7,195
                                                  ========    ========

Liabilities and Shareholders' Equity:
Current portion of long-term debt                 $    525    $      2
Income taxes payable                                   323         247
Due to affiliates                                    1,403       1,500
Other current liabilities                              178         157
                                                  --------    --------
     Total current liabilities                       2,429       1,906
                                                  --------    --------

Long-term debt                                       1,900       2,043
Due to affiliate                                       200          --
Other long-term liabilities                            209         421
Shareholders' equity                                 3,890       2,825
                                                  --------    --------
     Total liabilities and shareholders' equity   $  8,628    $  7,195
                                                  ========    ========

                             SEMPRA ENERGY

                         Condensed Statements of Cash Flows
                             (Dollars in millions)

                                                   Years ended December 31,
                                                  2003       2002       2001
                                                --------   --------   --------
Net cash provided by (used in)
 operating activities                           $    (80)  $    144   $   (253)
                                                --------   --------   --------
Dividends received from subsidiaries                 250        100        340
Expenditures for property, plant and equipment        (4)       (12)       (35)
Increase in investments and other assets              --        (20)       (30)
                                                --------   --------   --------
Cash provided by investing activities                246         68        275
                                                --------   --------   --------
Common stock dividends paid                         (207)      (205)      (203)
Repurchase of common stock                            (6)       (16)        (1)
Sale of common stock                                 549         13         41
Issuances of long-term debt                          400        600        581
Payment on long-term debt                             --        (26)       (84)
Loans to affiliates - net                           (842)      (628)      (345)
Other                                                 (4)       (19)        (2)
                                                --------   --------   --------
Cash used in financing activities                   (110)      (281)       (13)
                                                --------   --------   --------
Increase (decrease) in cash and cash equivalents      56        (69)         9
Cash and cash equivalents, January 1                   3         72         63
                                                --------   --------   --------
Cash and cash equivalents, December 31          $     59   $      3   $     72
                                                ========   ========   ========





SEMPRA ENERGY
Note to Condensed Financial Statements

Long-term Debt
-----------------------------------------------------------------
                                                 December 31,
(Dollars in millions)                         2003         2002
-----------------------------------------------------------------

Other long-term debt
  5.60% equity units May 17, 2007           $  600       $  600
  Notes payable at variable rates after a
    fixed-to-floating rate swap (2.49%
    at December 31, 2003) July 1, 2004         500          500
  7.95% Notes March 1, 2010                    500          500
  6.0% Notes due February 1, 2013              400           --
  6.95% Notes December 1, 2005                 300          300
  Employee Stock Ownership Plan
    Bonds at 7.375% November 1, 2014            82           82
    Bonds at variable rates (1.65% at
      December 31, 2003) November 1, 2014       19           19
  Capitalized leases                             3            5
  Market value adjustments for interest
    rate swaps - net (expires July 1, 2004)     23           42
                                          ------------------------
    Total                                   $2,427       $2,048
                                          ------------------------
Less:
  Current portion of long-term debt            525            2
  Unamortized discount on long-term debt         2            3
                                          ------------------------
                                               527            5
                                          ------------------------
Total                                       $1,900       $2,043
------------------------------------------------------------------

Excluding market value adjustments for interest-rate swaps, maturities of long-term debt are $502 million in 2004, $301 million in 2005, $600 million in 2007 and $1 billion thereafter.

Additional information on Sempra Energy's long-term debt is provided in
Note 5 of the notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders, which is incorporated by reference.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                 SEMPRA ENERGY


                             By: /s/ Stephen L. Baum

                                 Stephen L. Baum
                                 Chairman, President
                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title                          Signature                              Date
Principal Executive Officer:
Stephen L. Baum
Chairman, President
and Chief Executive Officer            /s/ Stephen L. Baum                 February 20, 2004

Principal Financial Officer:
Neal E. Schmale
Executive Vice President and
Chief Financial Officer                /s/ Neal E. Schmale                 February 20, 2004

Principal Accounting Officer:
Frank H. Ault
Senior Vice President and
Controller                             /s/ Frank H. Ault                   February 20, 2004

Directors:
Stephen L. Baum, Chairman              /s/ Stephen L. Baum                 February 20, 2004

Hyla H. Bertea, Director               /s/ Hyla H. Bertea                  February 20, 2004

James G. Brocksmith, Jr., Director     /s/ James G. Brocksmith, Jr.        February 20, 2004

Herbert L. Carter, Director            /s/ Herbert L. Carter               February 20, 2004

Richard A. Collato, Director           /s/ Richard A. Collato              February 20, 2004

Wilford D. Godbold, Jr., Director      /s/ Wilford D. Godbold, Jr.         February 20, 2004

William D. Jones, Director             /s/ William D. Jones                February 20, 2004

Richard G. Newman, Director            /s/ Richard G. Newman               February 20, 2004

William G. Ouchi, Director             /s/ William G. Ouchi                February 20, 2004

William C. Rusnack, Director           /s/ William C. Rusnack              February 20, 2004

William P. Rutledge, Director          /s/ William P. Rutledge             February 20, 2004

Thomas C. Stickel, Director            /s/ Thomas C. Stickel               February 20, 2004

Diana L. Walker, Director              /s/ Diana L. Walker                 February 20, 2004

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

4.04   Tenth Supplemental Indenture dated as of December 1, 1968.
       (Incorporated by reference from SDG&E Registration No. 2-36042,
       Exhibit 2K.)

4.05   Sixteenth Supplemental Indenture dated August 28, 1975.
       (Incorporated by reference from SDG&E Registration No. 2-68420,
       Exhibit 2E.)

4.06   Thirtieth Supplemental Indenture dated September 28, 1983.
       (Incorporated by reference from SDG&E Registration No. 33-34017,
       Exhibit 4.3.)

Pacific Enterprises and Southern California Gas
-----------------------------------------------

4.07 First Mortgage Indenture of Southern California Gas Company to American Trust Company dated as of October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940, Exhibit B-4).

4.08 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of July 1, 1947 (Registration Statement No. 2-7072 filed by Southern California Gas Company on March 15, 1947, Exhibit B-5).

4.09 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955 (Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955, Exhibit 4.07).

4.10 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956, Exhibit 2.08).

4.11 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972 (Registration Statement No. 2-59832 filed by Southern California Gas Company on September 6, 1977, Exhibit 2.19).

4.12 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976 (Registration Statement No. 2-56034 filed by Southern California Gas Company on April 14, 1976, Exhibit 2.20).

4.13 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981 (Pacific Enterprises 1981 Form 10-K, Exhibit 4.25).

4.14 Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern
       California Gas Company 1984 Form 10-K, Exhibit 4.29).

4.15 Supplemental Indenture of Southern California Gas Company to Bankers Trust Company of California, N.A., successor to Wells Fargo Bank, National Association dated as of January 15, 1988 (Pacific Enterprises 1987 Form 10-K, Exhibit 4.11).

4.16 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. dated as of August 15, 1992 (Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992, Exhibit 4.37).

4.17 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., dated as of October 1, 2002.

Exhibit 10 -- Material Contracts (Previously filed exhibits are incorporated by reference from Forms 8-K, S-4, 10-K or 10-Q as referenced below).

Sempra Energy
-------------
10.01 Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed
       May 4, 2001 (2001 Form 10-K, Exhibit 10.01).

10.02  Form of Employment Agreement between Sempra Energy and
       Stephen L. Baum (September 30, 2002 Form 10-Q,
       Exhibit 10.1).

10.03 Amendment to Employment Agreement, effective December 1, 1998 (Employment agreement, dated as of October 12, 1996 between Mineral Energy Company and Stephen L. Baum (Enova 8-K filed October 15, 1996, Exhibit 10.2)).

10.04  Form of Employment Agreement between Sempra Energy and
       Donald E. Felsinger (September 30, 2002 Form 10-Q,
       Exhibit 10.2).

10.05 Amendment to Employment Agreement effective December 1, 1998 (Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Donald E. Felsinger (Enova 8-K filed October 15, 1996, Exhibit 10.4)).

Enova Corporation and San Diego Gas & Electric Company
------------------------------------------------------
10.06 Operating Agreement between San Diego Gas & Electric and the California Department of Water Resources dated April 17, 2003.

10.07 Servicing Agreement between San Diego Gas & Electric and the California Department of Water Resources dated December 19, 2002.

10.08 Transition Property Purchase and Sale Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.1)).

10.09 Transition Property Servicing Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 10.2)).

Compensation

Sempra Energy
-------------
10.10  2003 Sempra Energy Executive Incentive Plan B.

10.11  2003 Executive Incentive Plan (June 30, 2003 Form 10-Q, Exhibit
       10.1).

10.12  Amended 1998 Long-Term Incentive Plan (June 30, 2003 Form 10-Q,
       Exhibit 10.2).

10.13 Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Form 10-K Exhibit 10.09).

10.14 Amended Sempra Energy Retirement Plan for Directors (2002 Form 10-K Exhibit 10.10).

10.15 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Form 10-Q, Exhibit 10.3).

10.16 Form of Sempra Energy Severance Pay Agreement for Executives (2001 Form 10-K, Exhibit 10.07).

10.17 Sempra Energy Executive Security Bonus Plan effective January 1, 2001 (2001 Form 10-K, Exhibit 10.08).

10.18 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (2000 Form 10-K, Exhibit 10.07).

10.19 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.1)).

10.20  Sempra Energy 1998 Non-Employee Directors' Stock Plan
       (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998 (Exhibit 4.2)).

Financing

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.21 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of October 1, 1997 (Enova 1997 Form 10-K,
       Exhibit 10.34).

10.22 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (Enova 1996 Form 10-K,
       Exhibit 10.31).

10.23 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996 (Enova 1996 Form 10-K,
       Exhibit 10.32).

10.24 Loan agreement with City of San Diego in connection with the issuance of $57.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q, Exhibit 10.3).

10.25 Loan agreement with the City of San Diego in connection with the issuance of $92.9 million of Industrial Development
       Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 SDG&E Form 10-Q, Exhibit 10.2).

10.26 Loan agreement with the City of San Diego in connection with the issuance of $70.8 million of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q, Exhibit 10.3).

10.27 Loan agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development
       Bonds dated as of September 1, 1992 (Sept. 30, 1992 SDG&E
       Form 10-Q, Exhibit 10.1).

10.28 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K,
       Exhibit 10.5).

10.29 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996
       (Enova 1996 Form 10-K, Exhibit 10.41).

10.30  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q, Exhibit 10.1).

10.31 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K, Exhibit 10.11).

Natural Gas Transportation

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.32  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K, Exhibit 10.58).

10.33  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K, Exhibit 10.7).

10.34 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (1997 Enova Corporation Form 10-K, Exhibit
       10.60).

Nuclear

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.35  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.36 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.35 herein)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.37  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.35 herein)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.38  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.35 herein)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.39  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.35 herein)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.40  Fifth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generation Station
       (see Exhibit 10.35 herein)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.41  Sixth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.35 herein)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.42 Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.35 herein).

10.43 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.44 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.43 herein)(1996 Form 10-K, Exhibit 10.62).

10.45 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.43 herein)(1996 Form 10-K, Exhibit 10.63).

10.46  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.43 herein)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.47  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.43 herein)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.48  Fifth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.43 herein).

10.49 Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K, Exhibit 10.6).

10.50 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

Exhibit 12 -- Statement re: Computation of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 2003, 2002, 2001, 2000, and 1999.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 2003 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries

21.01  Schedule of Significant Subsidiaries at December 31, 2003.

Exhibit 23 -- Independent Auditors' Consent, page 38.

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

GLOSSARY

AB                   California Assembly Bill

AB X1                A California Assembly bill authorizing the
                     California   Department of Water Resources to
                     purchase energy for California consumers.

AEG                  Atlantic Electric & Gas Limited

AFUDC                Allowance for Funds Used During Construction

ALJ                  Administrative Law Judge

APB                  Accounting Principles Board

APS                  Arizona Public Service Co.

ARB                  Accounting Research Bulletin

BCAP                 Biennial Cost Allocation Proceeding

Bcf                  One Billion Cubic Feet (of natural gas)

Calpine              Calpine Corporation

CEC                  California Energy Commission

CEMA                 Catastrophic Event Memorandum Account

CFTC                 Commodity Futures Trading Commission

CPUC                 California Public Utilities Commission

CRS                  Cost Responsibility Surcharge

DA                   Direct Access

DGN                  Distribuidora de Gas Natural

DOE                  Department of Energy

DSM                  Demand-Side Management

DWR                  Department of Water Resources

Edison               Southern California Edison Company

EITF                 Emerging Issues Task Force

El Paso              El Paso Energy Corp.

Elk Hills            Elk Hills Power Project

EG                   Electric Generation

EMFs                 Electric and Magnetic Fields

ERMG                 Energy Risk Management Group

ERMOC                Energy Risk Management Oversight Committee

ESOP                 Employee Stock Ownership Plan

FASB                 Financial Accounting Standards Board

FERC                 Federal Energy Regulatory Commission

FIN                  FASB Interpretation No.

FSP                  FASB Staff Position

GCIM                 Gas Cost Incentive Mechanism

GIR                  Gas Industry Restructuring

Global               Sempra Energy Global Enterprises

HOA                  Heads of Agreement

ICIP                 Incremental Cost Incentive Pricing

IID                  Imperial Irrigation District

Intertie             Pacific Intertie

IOUs                 Investor-Owned Utilities

IRS                  Internal Revenue Service

ISO                  Independent System Operator

kWh                  Kilowatt Hour

LIFO                 Last-In First-Out inventory costing method

LNG                  Liquefied Natural Gas

Luz del Sur          Luz del Sur S.A.A.

MGPs                 Manufactured-Gas Plants

mmbtu                Million British Thermal Units (of natural gas)

Moody's              Moody's Investor Services, Inc.

MW                   Megawatt

NRC                  Nuclear Regulatory Commission

Occidental           Occidental Energy Ventures Corporation

OIR                  Order Instituting Ratemaking

OPEC                 Organization of the Petroleum Exporting Countries

ORA                  Office of Ratepayer Advocates

OTC                  Over the counter

PBR                  Performance-Based Regulation

PE                   Pacific Enterprises

PG&E                 PG&E Corporation

PGA                  Purchased Gas Balancing Account

PGE                  Portland General Electric Company

PIER                 Public Interest Energy Research

PPA                  Power Purchase Agreement

PRPs                 Potentially Responsible Parties

PSEG                 PSEG Global

PX                   Power Exchange

QFs                  Qualifying Facilities

RD&D                 Research, Development and Demonstration

RFP                  Request for Proposals

ROE                  Return on Equity

ROR                  Return on Ratebase

S&P                  Standard & Poor's

SDG&E                San Diego Gas & Electric Company

SEC                  Securities and Exchange Commission

SELNG                Sempra Energy LNG Corp.

SEF                  Sempra Energy Financial

SEI                  Sempra Energy International

SER                  Sempra Energy Resources

SES                  Sempra Energy Solutions

SET                  Sempra Energy Trading

SFAS                 Statement of Financial Accounting Standards

Shell                Shell International Gas Limited

SoCalGas             Southern California Gas Company

SONGS                San Onofre Nuclear Generating Station

Southwest Powerlink  A transmission line connecting San Diego to Phoenix and intermediate points.

SPEs                 Special Purpose Entities

Sunat                Peruvian tax authorities

TDM                  Termoelectrica de Mexicali

The Act              Medicare Prescription Drug Improvement
                     Modernization Act

The Board            Sempra Energy's Board of Directors

Trust                ESOP Trust

UCAN                 Utility Consumers Action Network

VaR                  Value at Risk

VIEs                 Variable Interest Entities