Form 10-K
period 2004-12-31
SEMPRA ENERGY
filed 2005-02-23
CIK 1032208

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended            December 31, 2004
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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

Exhibit Index on page 49.  Glossary on page 58.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2005 was $8.7 billion.

Registrant's common stock outstanding as of January 31, 2005 was 235,610,601 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 2004 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement prepared for the April 2005 annual meeting of shareholders are incorporated by reference into Part III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . 4
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . 31
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . 33
Item 4.  Submission of Matters to a Vote of Security Holders . 33

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . 33
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . 35
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . 35
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . 35
Item 8.  Financial Statements and Supplementary Data . . . . . 36
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . 36
Item 9A. Controls and Procedures . . . . . . . . . . . . . . . 36
Item 9B. Other Information . . . . . . . . . . . . . . . . . . 37


PART III
Item 10. Directors and Executive Officers of the Registrant. . 39
Item 11. Executive Compensation. . . . . . . . . . . . . . . . 39
Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters . . 40
Item 13. Certain Relationships and Related Transactions. . . . 40
Item 14. Principal Accountant Fees and Services. . . . . . . . 40

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K. . . . . . . . . . . . . . . . . . . . 41

Consent of Independent Registered Public Accounting Firm and
   Report on Schedules. . . . . . . . . . . . . . . . . . .  . 43

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 48

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . 49

Glossary . . . . . . . . . . . . . . . . . . . . . . . . . . . 58

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States and other countries; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

                                   PART I

ITEM 1. BUSINESS

Description of Business

A description of Sempra Energy and its subsidiaries (the company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2004 Annual Report to Shareholders, which is incorporated by reference. The company has four separately managed reportable segments comprised of Southern California Gas Company (SoCalGas), San Diego Gas & Electric (SDG&E), Sempra Commodities and Sempra Generation. SoCalGas and SDG&E are collectively referred to as "the California Utilities."

Company Website

The company's website address is http://www.sempra.com/investor.htm. The company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The charters of the audit, compensation and corporate governance committees of the company's board of directors' (the board), the board's corporate governance guidelines, and the code of business conduct and ethics for directors and officers are posted on the company's website. Printed copies may be obtained by writing to the company's Corporate Secretary at Sempra Energy, 101 Ash Street, San Diego, CA 92101-3017.

RISK FACTORS

The following risk factors and all other information contained in this report should be considered carefully when evaluating Sempra Energy and its subsidiaries. These risk factors could affect the actual results of Sempra Energy and its subsidiaries and cause such results to differ materially from those expressed in any forward-looking statements of, or made by or on behalf of, Sempra Energy or its subsidiaries. Other risks and uncertainties, in addition to those that are described below, may also impair their business operations. If any of the following risks occurs, Sempra Energy's business, cash flows, results of operations and financial condition could be seriously harmed. In addition, the trading price of its securities could decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning Sempra Energy and its subsidiaries set forth in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2004 Annual Report to Shareholders, which is incorporated by reference in this report.

           Risks Related to the California Utilities

The California Utilities are subject to extensive regulation by state, federal and local legislation and regulatory authorities, which may adversely affect the operations, performance and growth of their businesses.

The California Public Utilities Commission (CPUC), which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates the California Utilities' rates (except electric transmission rates, which are regulated by the Federal Energy Regulatory Commission (FERC)) and conditions of service, sales of securities, rates of return, rates of depreciation, uniform systems of accounts, examination of records and long-term resource procurement. The CPUC conducts various reviews of utility performance (including reasonableness and prudency reviews) and affiliate relationships and conducts audits and investigations into various matters which may, from time to time, result in disallowances and penalties adversely affecting earnings and cash flows. Various proceedings involving the CPUC and relating to the California Utilities' rates, costs, incentive mechanisms, performance-based regulation and compliance with affiliate and holding company rules are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Periodically, the California Utilities' rates are approved by the CPUC based on forecasts of capital and operating costs. If the California Utilities' actual capital and operating costs were to exceed the amount included in its base rates approved by the CPUC, it would adversely affect earnings and cash flows.

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC adopted Performance-Based Regulation (PBR) for the California Utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, rather than relying solely on expanding utility plant to increase earnings. The three areas that are eligible for PBR rewards are: operational incentives based on measurements of safety, reliability and customer satisfaction; energy efficiency rewards based on the effectiveness of the programs; and natural gas procurement rewards. Although the California Utilities have received significant PBR rewards in the past, there can be no assurance that the California Utilities will receive rewards at similar levels in the future, or at all. Additionally, if the California Utilities fail to achieve certain minimum performance levels established under the PBR mechanisms, they may be assessed financial disallowances or penalties which could adversely affect their earnings and cash flows.

The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access and other similar matters involving SDG&E.

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

SDG&E owns a 20% interest in the San Onofre Nuclear Generating Station (SONGS), a 2,150 megawatt nuclear generating facility near San Clemente, California. The Nuclear Regulatory Commission (NRC) has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SDG&E's ownership interest in SONGS subjects it to the risks of nuclear generation, which include:

*	the potential harmful effects on the environment and human
health resulting from the operation of nuclear facilities
and the storage, handling and disposal of radioactive
materials;
*	limitations on the amounts and types of insurance
commercially available to cover losses that might arise in
connection with nuclear operations; and
*	uncertainties with respect to the technological and
financial aspects of decommissioning nuclear plants at the end of their licensed lives.

The California Utilities' future results of operations and financial condition may be materially adversely affected by the outcome of pending litigation against them.

The California energy crisis of 2000 and 2001 has generated numerous lawsuits, governmental investigations and regulatory proceedings involving many energy companies, including Sempra Energy and the California Utilities. They are the remaining defendants in class action and individual antitrust and unfair competition lawsuits scheduled for a jury trial to begin in September 2005 in which the plaintiffs have asserted that they are entitled to recover $24 billion in damages. Additional lawsuits have been filed by the Attorney General of Nevada and by others. They are also responding to an ongoing investigation being conducted by the California Attorney General and an ongoing CPUC proceeding related to the increase in natural gas prices at the California-Arizona border in 2000-2001. The California Utilities have expended and continue to expend substantial amounts defending these lawsuits and in connection with related investigations and regulatory proceedings. If these matters are ultimately resolved unfavorably to the California Utilities, their results of operations and financial condition and those of Sempra Energy may be materially adversely affected.

These proceedings are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Risks Related to Sempra Energy's Electric Generation, Commodities Trading, Liquefied Natural Gas (LNG), Pipelines & Storage and Other
                            Businesses

Sempra Energy's businesses are exposed to market risk, and its financial condition, results of operations, cash flows and liquidity may be adversely affected by fluctuations in commodity market prices that are beyond its control.

Sempra Commodities is a full-service trading company that markets and trades physical and financial commodity products. Its trading portfolios consist of physical and financial commodity contracts, including contracts for natural gas, electricity, petroleum products, base metals and other commodities that are settled by the delivery of the commodity or cash. Although Sempra Commodities generally seeks to structure its trading contracts so that a substantial majority of its trading revenues are realizable within 24 months and strives to maintain appropriate hedging mechanisms for its trading book, Sempra Commodities may have substantial unhedged trading positions in the market, resulting from the management of its trading portfolios or from its inability to hedge, in whole or in part, particular risks.

Sempra Generation generates electricity that it sells under long-term contracts and into the spot market or other competitive markets. It purchases fuel for its power plants, consisting of natural gas and coal, and may also purchase electricity in the open market to satisfy its contractual obligations.

Sempra Energy's sales and results of operations could be adversely affected if the prevailing market prices for electricity, natural gas, coal or other commodities, whether procured for power plants or to satisfy contractual obligations with trading counterparties or customers, in regional markets and other competitive markets in which the company competes, change in a direction or manner that it has not anticipated and for which it has not provided through purchase or sale commitments or other hedging transactions.

Unanticipated changes in market prices for energy-related and other commodities result from multiple factors, including: weather conditions; seasonality; changes in demand; transmission or transportation constraints or inefficiencies; availability of competitively priced alternative energy sources; commodity production levels; actions by the Organization of the Petroleum Exporting Countries with respect to the supply of crude oil; federal, state and foreign energy and environmental regulation and legislation; natural disasters, wars, embargoes and other catastrophic events; and expropriation of assets by foreign countries.

In 2001 the FERC, which has jurisdiction over wholesale power and transmission rates, independent system operators and other entities that control transmission facilities or that administer wholesale power sales in some of the markets in which the company operates, imposed price limitations which resulted in unexpected moves in electricity prices. The FERC may impose additional price limitations, bidding rules and other mechanisms or terminate existing price limitations from time to time in the future. Any such action by the FERC may result in prices for electricity changing in an unanticipated direction or manner, and may have an adverse effect on Sempra Energy's sales and results of operations.

Sempra Energy and its subsidiaries cannot and do not attempt to fully hedge their assets or positions against changes in commodity prices, and their hedging procedures may not work as planned.

To reduce financial exposure related to commodity price fluctuations, Sempra Energy's subsidiaries routinely enter into contracts to hedge a substantial portion of their purchase and sale commitments and inventories of electricity, natural gas, coal, crude oil and refined petroleum products, base metals and other commodities. As part of this strategy, they routinely utilize fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, the company does not cover the entire exposure of its assets or its positions to market price volatility and the coverage will vary over time. To the extent Sempra Energy's subsidiaries have unhedged positions, or if their hedging positions do not work as planned, fluctuating commodity prices could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition.

Risk management procedures may not prevent losses.

Although Sempra Energy and its subsidiaries have risk management systems and control systems in place that use advanced methodologies to quantify and manage risk, these systems may not always prevent material losses. Risk management procedures may not always be followed or may not always work as planned. In addition, daily value-at-risk and loss limits are derived from historic price movements. If prices significantly or persistently deviate from historic prices, the limits may not protect the company from significant losses. As a result of these and other factors, there can be no assurances that Sempra Energy's risk management procedures will prevent losses that would negatively affect its business, results of operations, cash flows and financial condition.

A downgrade in Sempra Energy's credit ratings could negatively affect its commodities trading and other non-utility businesses.

If Sempra Energy's credit ratings were to be downgraded, the business prospects of its commodities trading and other non-utility businesses, which generally rely on the credit-worthiness of Sempra Energy, would be adversely affected. Sempra Commodities would be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, substantially all of which are guaranteed by Sempra Energy, and it may be unable to continue to trade or able to do so only on less-favorable terms. To meet liquidity requirements, Sempra Energy and its subsidiaries maintain substantial unused committed lines of credit for which borrowings are available without regard to credit ratings. However, a ratings downgrade could require Sempra Energy to divert to Sempra Commodities all or a portion of the liquidity that these lines would otherwise provide for the expansion of Sempra Energy's other non-utility businesses. In addition, if these lines were to become unavailable or to be inadequate to meet margin or other credit enhancement requirements, Sempra Commodities' trading partners could exercise other remedies such as liquidating and netting their exposures to Sempra Commodities, making it more difficult or impossible for Sempra

Commodities to manage effectively its remaining trading positions or to continue its trading business, and Sempra Energy and its subsidiaries may not have sufficient liquidity to meet their obligations.

Sempra Energy's businesses depend on counterparties, customers and suppliers performing in accordance with their agreements, and any failure by them to perform could require the company to incur substantial expenses and expose it to commodity price risk and volatility, which could adversely affect Sempra Energy's liquidity, cash flows and results of operations.

Sempra Energy's subsidiaries are exposed to the risk that counterparties, customers and suppliers that owe money or commodities as a result of market transactions or other long-term agreements will not perform their obligations under such agreements. Should they fail to perform, the company may be required to acquire alternative hedging arrangements or to honor the underlying commitment at then-current market prices. In such event, Sempra Energy's subsidiaries may incur additional losses to the extent of amounts already paid to such counterparties or suppliers. In addition, the subsidiaries often extend credit to counterparties and customers. While the company performs significant credit analyses prior to extending credit, Sempra Energy and its subsidiaries are exposed to the risk that they may not be able to collect amounts owed to them.

If the Department of Water Resources (DWR) were to succeed in setting aside, or were to fail to perform its obligations under its long-term power contract with Sempra Generation, Sempra Energy's business, results of operations and cash flows will be materially adversely affected.

In 2001, Sempra Generation entered into a 10-year power sales agreement with the DWR, to supply up to 1,900 megawatts to the state. Sempra Energy expects the contract with the DWR will be a source of significant revenue over the 10-year period. The validity of the power sales agreement with the DWR has been the subject of extensive litigation between the parties before the FERC and in California courts. Sempra Generation has prevailed in all of these challenges to date, but the plaintiffs have appealed several of these rulings. If the DWR were to succeed in setting aside its obligations under the contract, or if the DWR fails or is unable to meet its contractual obligations on a timely basis, it could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition. These proceedings are described in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In the future, Sempra Energy's subsidiaries may elect not to or may not be able to enter into long-term supply and sales agreements or long-term firm capacity agreements for their projects, which would subject their sales to increased volatility and its businesses to increased competition.

The electric generation and wholesale power sales industries have become highly competitive. As more plants are built and competitive pressures increase, wholesale electricity prices become more volatile. Without the benefit of long-term power sales agreements, such as the 10-year power sales agreement between Sempra Generation and the DWR, Sempra Energy's sales will be subject to increased price volatility, and it may be unable to sell the power generated by Sempra Generation's facilities or operate those facilities profitably.

Sempra LNG does not intend to commence significant construction of its proposed LNG terminals without first obtaining long-term LNG supply agreements that substantially reduce its exposure to changes in natural gas prices (through corresponding natural gas sales agreements or supply prices tied to prevailing natural gas prices or long-term firm capacity agreements) for a substantial portion of the processing capacity of these facilities. However, if these plans were to change and the company were to construct its terminals without the benefit of such arrangements, its sales would be subject to increased price volatility, and it may be unable to sell the services of its LNG facilities or to operate the facilities profitably. If the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail or become unable to meet their contractual obligations on a timely basis, it could have a significant negative impact on Sempra Energy's business, results of operations, cash flows and financial condition.

Business development activities may not be successful and projects under construction may not commence operation as scheduled, which could increase Sempra Energy's costs and impair its ability to recover its investments.

The acquisition, development and construction of electric generating facilities, LNG receiving terminals, and natural gas pipelines and storage facilities involve numerous risks. Sempra Energy and its subsidiaries may be required to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being built. Sempra Energy's success in developing a particular project is contingent upon, among other things, negotiation of satisfactory engineering, procurement and construction agreements, fuel supply and power sales contracts (for generating facilities), supply and natural gas sales agreements or firm capacity service agreements (for LNG receiving terminals and natural gas pipelines and storage facilities), receipt of required governmental permits and timely implementation and satisfactory completion of construction and, successful completion of a particular project may be adversely affected by unforeseen engineering problems, construction delays and contractor performance shortfalls, work stoppages, adverse weather conditions, environmental and geological conditions, and other factors. If the company is unable to complete the development of a facility, it typically will not be able to recover its investment in the project.

The operation of these facilities also involves many risks, including the breakdown or failure of generation or regasification and storage facilities or other equipment or processes, labor disputes, fuel interruption and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, regasification, storage and transmission systems. The occurrence of any of these events could lead to operating power plants below expected capacity levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties, and could adversely affect Sempra Energy's business, cash flows and results of operations.

Competition among developers and operators of LNG terminals is rapidly increasing, which may adversely affect the profitability of Sempra LNG's proposed LNG terminals.

Although there are only a limited number of LNG terminal facilities operating in North America today, many companies have announced plans to develop LNG facilities to serve the North American market. Some of these competitors have more operating experience, more development experience, larger staffs and greater financial resources than the company. Industry analysts have predicted that, if all of the proposed LNG facilities in North America that have been announced by developers are actually built, there will likely be substantial excess capacity for such terminals in the near future. Excess capacity is likely to lead to decreased prices for such services. Although its proposed LNG facilities in Mexico and Louisiana are more advanced in the siting, permitting and regulatory approval processes than the proposed projects of many of its competitors, there can be no assurance that Sempra Energy will be able to maintain that advantage.

Sempra Energy's subsidiaries rely on transportation assets that they do not own or control to deliver electricity and natural gas.

Sempra Energy's subsidiaries depend on electric transmission lines, natural gas pipelines and other transportation facilities owned and operated by third parties to deliver the electricity and natural gas they sell to wholesale markets, to supply natural gas and coal to their electric generation facilities, and to provide retail energy services to customers. Sempra LNG also will rely on specialized LNG ships to transport LNG to its proposed LNG facilities and on natural gas pipelines to transport natural gas for customers of the facilities. If transportation is disrupted, or if capacity is inadequate, the ability of Sempra Energy's subsidiaries to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current spot market rates.

Sempra Energy's businesses require numerous permits and other governmental approvals from various federal, state, local and foreign governmental agencies, and any failure to obtain or maintain required permits or approvals could cause Sempra Energy's sales to decline and/or its costs to increase.

The acquisition, ownership and operation of electric generation facilities, LNG receiving terminals, and natural gas pipelines and storage facilities require numerous permits, approvals and certificates from federal, state, local and foreign governmental agencies. All of the existing and planned development projects of Sempra Energy's subsidiaries require multiple permits. They may not be able to obtain or maintain all required regulatory approvals. If there is a delay in obtaining any required regulatory approvals or if the company fails to obtain any required approvals or to comply with any applicable laws or regulations, it may not be able to operate its facilities, or it may be forced to incur additional costs.

Sempra Energy's businesses are subject to complex government regulations and may be adversely affected by changes in these regulations or in their interpretation or implementation.

In recent years, the regulatory environment applicable to the electric power and natural gas industries has undergone significant changes, on both federal and state levels, which have affected the nature of these industries and the manner in which their participants conduct their businesses. These changes are ongoing, and Sempra Energy cannot predict the future course of changes in this regulatory environment or the ultimate affect that this changing regulatory environment will have on its businesses. Moreover, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to the company and its facilities. Future changes in laws and regulations may have a detrimental effect on Sempra Energy's business, cash flows, financial condition and results of operations.

Sempra Energy's energy and commodity trading operations are subject to affiliate rules relating to transactions with the California Utilities. These businesses could be adversely affected by changes in these rules or by additional CPUC or FERC rules' further restricting their ability to sell electricity or natural gas or to trade with the California Utilities. Affiliate transaction rules also could require these businesses to obtain the prior approval of the CPUC before entering into any such transactions with the California Utilities. Any such restrictions or approval requirements could adversely affect the electric generation plants, natural gas pipelines, LNG receiving terminals, or trading operations of the company's subsidiaries.

Various proceedings, inquiries and investigations relating to the business activities of Sempra Generation and Sempra Commodities are currently pending before the FERC. A description of such proceedings, inquiries and investigations is provided in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The scope and effect of any new environmental laws and regulations, including their affects on operations, are difficult to predict. However, increasing national and international concerns regarding global warming and proposed regulations regarding mercury, nitrogen oxide and sulfur dioxide emissions could result in requirements for additional pollution control equipment or significant emissions fees or taxes, particularly with respect to coal-fired generation facilities, that could adversely affect Sempra Generation. In addition, existing environmental regulations could be revised or reinterpreted and other new laws and regulations could be adopted or become applicable to the company and its facilities.

Sempra Energy's international businesses are exposed to different local, regulatory and business risks and challenges, which could have a material adverse effect on Sempra Energy's financial condition, cash flows and results of operations.

Sempra Energy subsidiaries currently have interests in electricity generation, natural gas transmission and LNG terminal projects in Mexico, and also have trading, marketing and risk management operations in Canada, Europe and Asia. Sempra Pipelines & Storage also has ownership interests in electricity and natural gas distribution businesses in Argentina, Chile and Peru. Developing infrastructure projects, owning energy assets and operating businesses in foreign jurisdictions subject the company to significant political and financial risks which vary by country, including:

*	changes in foreign laws and regulations, including tax and
environmental laws and regulations;
*	changes in U.S. laws and regulations, including tax and
environmental laws and regulations, related to foreign
operations;
*	high rates of inflation;
*	changes in government policies or personnel;
*	trade restrictions;
*	limitations on U.S. company ownership in foreign countries;
*	permitting and regulatory compliance;
*	changes in labor supply and labor relations in operations
outside the U.S.;
*	adverse rulings by foreign courts or tribunals and difficulty in enforcing contractual rights in foreign jurisdictions; and
*	general political, economic and business conditions.

Sempra Energy's international businesses also are subject to foreign currency risks. These risks arise from both volatility in foreign currency exchange rates and devaluations of foreign currencies. In such cases, an appreciation of the U.S. dollar against a local currency could reduce the amount of cash and income received from those foreign subsidiaries. For example, the devaluation of the Argentine peso against the U.S. dollar in recent years (as well as the Argentine government's unilateral, retroactive abrogation of utility agreements in early 2002) has had a material adverse effect on Sempra Pipelines & Storage's two unconsolidated subsidiaries in Argentina. On September 6, 2002, Sempra Pipelines & Storage initiated arbitration proceedings under the 1994 Bilateral Investment Treaty between the U.S. and Argentina for recovery of the diminution of the value of its investments that has resulted from Argentine governmental actions. Sempra Pipelines & Storage has claimed damages of at least $258 million in these proceedings, which are continuing. A description of legal proceedings relating to Sempra Pipelines & Storage's business operations in Argentina is provided in the notes to Consolidated Financial Statements. While Sempra Pipelines & Storage believes that it has contracts and other measures in place to mitigate its most significant foreign currency exchange risks, it has some exposure that is not fully mitigated.

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

Like other major industrial facilities, Sempra Energy's generation plants (including SONGS), electric transmission facilities, LNG receiving terminals and storage facilities, chartered oil and LNG tankers and natural gas pipelines and storage facilities may be damaged by natural disasters, catastrophic accidents or acts of terrorism. Any such incidents could result in severe business disruptions, significant decreases in revenues or significant additional costs to the company, which could have a material adverse effect on Sempra Energy's earnings and cash flows. Given the nature and location of these facilities, any such incidents also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or personal injuries, which could lead to significant claims against Sempra Energy and its subsidiaries. Insurance coverage may become unavailable for certain of these risks and the insurance proceeds received for any loss of or damage to any of its facilities, or for any loss of or damage to natural resources or property or personal injuries caused by its operations, may be insufficient to cover the company's losses or liabilities without materially adversely affecting the company's financial condition, earnings and cash flows.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is that affecting its utility subsidiaries.

California Utility Regulation

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SDG&E's and SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies. The CPUC also regulates the relationship of utilities with their holding companies and is currently conducting an investigation into this relationship. This investigation is further discussed in Note 15 of the notes to Consolidated Financial Statements.

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

United States Utility Regulation

The FERC regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale. Both the FERC and the CPUC are currently investigating prices charged to the California investor-owned utilities (IOUs) by various suppliers of natural gas and electricity. Further discussion is provided in Notes 14 and 15 of the notes to Consolidated Financial Statements.

The NRC oversees the licensing, construction and operation of nuclear facilities. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to re-analyze the design of a nuclear power plant and, as a result, requires plant modifications as a condition of continued operation in some cases.

Local Regulation

SoCalGas has natural gas franchises with the 240 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas in streets and other public places. Some franchises have fixed terms, such as that for the city of Los Angeles, which expires in 2012. The range of expiration dates for the franchises with definite terms is 2005 to 2048. Most of the franchises do not have fixed terms and continue indefinitely.

SDG&E has electric franchises with the two counties and the 26 cities in its electric service territory, and natural gas franchises with the one county and the 18 cities in its natural gas service territory. These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas in streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Encinitas (2012), San Diego (2021), Coronado (2028) and Chula Vista
(2014), and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

Sempra Pipelines & Storage's Mexican subsidiaries, Distribuidora de Gas Natural (DGN) de Mexicali, DGN de Chihuahua and DGN de La Laguna Durango, build and operate natural gas distribution systems in Mexicali, Chihuahua and the La Laguna-Durango zone in north-central Mexico, respectively. These companies are regulated by city and state government labor and environmental agencies. They are also regulated by the Mexican energy regulatory commission.

Other Regulation

Sempra Commodities has trading locations in North America, Europe and Asia that are subject to regulation as to operations and financial position. Among other things, its operations are subject to the New York Mercantile Exchange, the London Metals Exchange, the Commodity Futures Trading Commission, the FERC and the National Futures Association.

Sempra LNG has operations in the United States that are subject to regulation by the FERC and operations in Mexico that are subject to regulation by the Mexican energy regulatory commission.

Sempra Pipelines & Storage's affiliates have international operations in Argentina, Chile, Mexico and Peru that are subject to federal, local and other regulations of the countries and/or political subdivisions in which they are located. These regulatory bodies include but are not limited to Mexico's Comision Reguladora de Energia, Argentina's Ente Naal Regulador de Gas, Chile's Comision Nacional de Energia and Peru's Consejo Nacional de Energia.

Other subsidiaries are also subject to varying amounts of regulation by various governments, including various states in the United States.

Licenses and Permits

The California Utilities obtain numerous permits, authorizations and licenses in connection with the transmission and distribution of natural gas and electricity. They require periodic renewal, which results in continuing regulation by the granting agency.

The company's unregulated affiliates are also required to obtain numerous permits, authorizations and licenses in the normal course of business. Some of these permits, authorizations and licenses require periodic renewal. Sempra Generation and its subsidiaries obtain a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities. In addition, Sempra Generation obtains permits in connection with wholesale distribution of electricity. Sempra Pipelines & Storage's Mexican subsidiaries obtain construction permits for their distribution systems from the local governments where the service is provided. Sempra Pipelines & Storage and Sempra Commodities obtain licenses and permits for natural gas storage facilities. Sempra LNG obtains licenses and permits for construction and operations of LNG facilities.

Other regulatory matters are described in Notes 14 and 15 of the notes to Consolidated Financial Statements.

SOURCES OF REVENUE

Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 17 of the notes to Consolidated Financial Statements. Various information concerning revenue and revenue recognition is provided in Note 1 of the notes to Consolidated Financial Statements.

NATURAL GAS UTILITY OPERATIONS

Resource Planning and Natural Gas Procurement and Transportation

The company is engaged in the purchase, sale, distribution, storage and transportation of natural gas through the California Utilities. The company's resource planning, power procurement, contractual commitments and related regulatory matters are discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 15 and 16 of the notes to Consolidated Financial Statements.

Customers

For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of electric generation, wholesale, large commercial, industrial and enhanced oil recovery customers.

Most core customers purchase natural gas directly from the California Utilities. Core customers are permitted to aggregate their natural gas requirement and purchase directly from brokers or producers. The California Utilities continue to be obligated to purchase reliable supplies of natural gas to serve the requirements of the core customers.

Natural Gas Procurement and Transportation

Most of the natural gas purchased and delivered by the California
Utilities is produced outside of California, primarily in the southwestern U.S. and Canada. The California Utilities purchase natural gas under short-term and long-term contracts. Short-term purchases are primarily based on monthly spot-market prices.

To ensure the delivery of the natural gas supplies to the distribution system and to meet the seasonal and annual needs of customers, SoCalGas is committed to firm pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation entitlements. SoCalGas sells excess capacity, if any, on a short-term basis. Interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Pipeline Company, provide transportation services into SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. All of these contracts will have expired by 2007. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC.

SDG&E has long-term natural gas transportation contracts with various interstate pipelines that expire on various dates between 2005 and 2023. SDG&E currently purchases natural gas on a spot basis to fill its long-term pipeline capacity and purchases additional spot market supplies delivered directly to California for its remaining requirements. SDG&E continues its ongoing assessment of its pipeline capacity portfolio, including the release of a portion of this capacity to third parties. In accordance with regulatory directives, SDG&E will reconfigure its pipeline capacity portfolio by November 2005 to secure firm transportation rights from a diverse mix of U.S. and Canadian supply sources for its projected core customer natural gas requirements. All of SDG&E's natural gas is delivered through SoCalGas' pipelines under a short-term transportation agreement. In addition, under a separate agreement expiring in March 2006, SoCalGas provides SDG&E eight billion cubic feet of storage capacity.

According to "Btu's Daily Gas Wire", the annual average spot price of natural gas at the California/Arizona border was $5.53 per million British thermal unit (mmbtu) in 2004 ($6.35 per mmbtu in December 2004), compared with $5.10 per mmbtu in 2003 and $3.14 per mmbtu in 2002. Prices for natural gas increased toward the end of 2002, 2003 and in 2004. The California Utilities' weighted average cost (including transportation charges) per mmbtu of natural gas was $5.94 in 2004, $5.06 in 2003 and $3.12 in 2002.

With improved delivery capacity to California, the company expects adequate resources to be available at prices that generally will follow national natural gas pricing trends and volatility.

Natural Gas Storage

SoCalGas provides natural gas storage services for use by the core, noncore and off-system customers. Core customers are allocated a portion of SoCalGas storage capacity. Remaining customers, including SDG&E, can bid and negotiate the desired amount of storage on a contract basis. The storage service program provides opportunities for customers to store natural gas, usually during the summer, to reduce winter purchases when natural gas costs are generally higher. This allows customers to select the level of service they desire to assist them in managing their fuel procurement and transportation needs.

Demand for Natural Gas

The California Utilities face competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. The demand for natural gas by electric generators is influenced by a number of factors. In the short-term, natural gas use by electric generators is impacted by the availability of alternative sources of generation. The availability of hydroelectricity is highly dependent on precipitation in the western United States. In addition, natural gas use is impacted by the performance of other generation sources in the western United States, including nuclear and coal, and other natural gas facilities outside the service area. Natural gas use is also impacted by changes in end-use electricity demand. For example, natural gas use generally increases during summer heat waves. Over the long-term, natural gas use will be greatly influenced by additional factors such as the location of new power plant construction. More generation capacity currently is being constructed outside Southern California than within the California Utilities' service area. This new generation will likely displace the output of older, less efficient local generation, reducing use of natural gas for local electric generation.

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

Growth in the natural gas markets is largely dependent upon the health and expansion of the Southern California economy and prices of other energy products. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipelines and general economic conditions can result in significant shifts in demand and market price. The California Utilities added 86,000 and 83,000 new natural gas customer meters in 2004 and 2003, respectively, representing growth rates of 1.4 percent in both cases. The California Utilities expect that their growth rate for 2005 will approximate that for 2004.

In the interruptible industrial market, customers are capable of burning a fuel other than natural gas. Fuel oil is the most significant competing energy alternative. The company's ability to maintain its industrial market share is largely dependent on price. The relationship between natural gas supply and demand has the greatest impact on the price of the company's product. With the reduction of natural gas production from domestic sources, the cost of natural gas from non-domestic sources may play a greater role in the company's competitive position in the future. The price of oil depends upon a number of factors, including the relationship between world-wide supply and demand, and the policies of foreign and domestic governments.

The natural gas distribution business is seasonal in nature as variations in weather conditions generally result in greater revenues during the winter months when temperatures are colder. As is prevalent in the industry, the company injects natural gas into storage during the summer months (usually April through October) for withdrawal from storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

Customers

At December 31, 2004, SDG&E had 1.3 million meters consisting of 1,170,000 residential, 139,000 commercial, 460 industrial, 1,940 street and highway lighting, and 7,700 direct access. The company's service area covers 4,100 square miles. The company added 22,000 new electric customer meters in 2004 and 18,000 in 2003, representing growth rates of 1.7% and 1.4% respectively.

Resource Planning and Power Procurement

SDG&E's resource planning, power procurement and related regulatory matters are discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 14, 15 and 16 of the notes to Consolidated Financial Statements.

Electric Resources

Based on CPUC-approved purchased-power contracts currently in place with SDG&E's various suppliers and SDG&E's 20-percent share of a generating plant, as of December 31, 2004, the supply of electric power available to SDG&E is as follows:

                                                          Megawatts (MW)

Generation: SONGS                                                  430
                                                                 -----
Purchased power contracts:
                                             Expiration
Supplier                   Source               date
-------------------------------------------------------------
Long-term contracts:
 Portland General
     Electric (PGE)         Coal             December 2013          88
                                                                 -----
DWR-allocated contracts:
 Williams Energy
   Marketing & Trading      Natural gas      December 2010       1,885
 Sunrise Power Co. LLC      Natural gas      June 2012             572
 Other                      Natural gas/wind 2005 to 2013          290
                                                                 -----
   Total                                                         2,747
                                                                 -----
Other contracts with Qualifying Facilities (QFs):
 Applied Energy Inc.        Cogeneration     November 2019         107
 Yuma Cogeneration          Cogeneration     May 2024               57
 Goal Line Limited
   Partnership              Cogeneration     February 2025          50
 Other (73 contracts)       Cogeneration     Various                16
                                                                 -----
   Total                                                           230
                                                                 -----
Other contracts with renewable sources:

 Oasis Power Partners       Wind             December 2019          60

 AES Delano                 Bio-mass         December 2007          49

 PPM Energy                 Wind             December 2018          25

 WTE/FPL                    Wind             February 2019          17

 Other (6 contracts)        Bio-gas          4-14 year terms        24
                                                                 -----
   Total                                                           175
                                                                 -----
Total generation and contracted                                  3,670
                                                          =====


Under the contract with PGE, SDG&E pays a capacity charge plus a charge based on the amount of energy received and/or PGE's non-fuel costs. Costs under the contracts with QFs are based on SDG&E's avoided cost. Charges under the remaining contracts are for firm and as-available energy and are based on the amount of energy received. The prices under these contracts are at the market value at the time the contracts were negotiated.

SONGS

SDG&E owns 20 percent of the three nuclear units at SONGS (located south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of Units 2 and 3. Southern California Edison (Edison) owns the remaining interests and operates the units.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut it down. Decommissioning of Unit 1 is now in progress and its spent nuclear fuel is being stored on site.

Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 MW of Unit 2 and 216 MW of Unit 3.

SDG&E had fully recovered its SONGS capital investment through December
31, 2003.

Additional information concerning the SONGS units and nuclear decommissioning is provided below and in "Environmental Matters" herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 7, 14 and 16 of the notes to Consolidated Financial Statements.

Nuclear Fuel Supply

The nuclear-fuel cycle includes services performed by others under various contracts through 2008, including mining and milling of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment services, and fabrication of fuel assemblies.

Spent fuel from SONGS is being stored on site, where storage capacity is expected to be adequate at least through 2022, the expiration date of the NRC operating license. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E pays a disposal fee of approximately $1.00 per megawatt-hour of net nuclear generation, or $3 million per year. The DOE projects that it will not begin accepting spent fuel until 2010 at the earliest.

To the extent not currently provided by the contracts, the availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Additional information concerning nuclear-fuel costs and the storage and movement of spent fuel is provided in Notes 16 and 14, respectively, of the notes to Consolidated Financial Statements.

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

Transmission Arrangements

The Pacific Intertie, consisting of AC and DC transmission lines, connects the Northwest with SDG&E, Pacific Gas & Electric, Edison and others under an agreement that expires in July 2007. SDG&E's share of the Pacific Intertie is 266 MW.

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

Due to electric-industry restructuring, discussed in "Transmission Access" below, the operating rights of SDG&E on these lines have been transferred to the Independent System Operator (ISO).

Transmission Access

The FERC has established rules to implement the transmission-access provisions of the National Energy Policy Act of 1992. These rules specify procedures for others' requests for transmission service. The FERC approved the California IOUs' transfer of operation and control of their transmission facilities to the ISO in 1998. Additional information regarding the FERC, ISO and transmission issues are provided in Note 15 of the notes to Consolidated Financial Statements.

SEMPRA GLOBAL

Sempra Global consists of most of the businesses of Sempra Energy other than the California Utilities, and serves a broad range of customers' energy and other needs. Sempra Global includes Sempra Commodities, Sempra Generation, Sempra LNG, Sempra Pipelines & Storage and several smaller business units. A discussion of each of these business units is provided below.

Additional information concerning these and other aspects of the operations of Sempra Global and also of Sempra Financial is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2, 3 and 17 of the notes to Consolidated Financial Statements.

Sempra Commodities

Sempra Commodities is a wholesale and retail trader of physical and financial products, including natural gas, power, crude oil and other commodities, a trader and wholesaler of metals and an owner of synthetic fuel facilities that generate Section 29 income tax credits. Sempra Commodities combines trading, risk-management and physical commodity expertise to provide innovative solutions to its customers worldwide.

Sempra Commodities owns the rights to develop Bluewater Gas Storage, LLC, a natural gas storage facility in Michigan, and to utilize its capacity to store natural gas for customers who buy, sell or transport natural gas in Michigan. The Bluewater Gas Storage facility commenced commercial operations in May 2004.

During 2002, Sempra Commodities completed acquisitions that added base metals trading and warehousing to its trading business. In February 2002, Sempra Commodities completed the acquisition of London-based Sempra Metals Limited, a leading metals trader on the London Metals Exchange. In April 2002, Sempra Commodities completed the acquisitions of the assets of New York-based Sempra Metals & Concentrates Corp., a leading global trader of copper, lead and zinc concentrates; and of Henry Bath & Sons Limited, which provides warehousing services for non-ferrous metals in Europe and Asia; and the assets of the U.S. warehousing business of Henry Bath, Inc.

Sempra Generation

Sempra Generation primarily acquires, develops and operates power plants for the competitive market. It also provides energy services and facilities management, and owns mineral rights in properties that produce petroleum and natural gas.

In May 2001, Sempra Generation entered into a ten-year agreement with the DWR to supply up to 1,900 MW of power to California. Sempra Generation may, but is not obligated to, deliver this electricity from its portfolio of natural gas-fired plants in the western United States and Baja California, Mexico. If and when Sempra Generation uses these plants to supply the entire 1,900 MW, those sales would comprise more than two-thirds of the plants' capacity. Subsequent to the state's signing of this contract and electricity-supply contracts with other vendors, various state officials have contended that the rates called for by the contracts are too high. Based on current natural gas prices, the price of power under the long-term contracts exceeds the current spot market price for electricity. Although the contract is subject to ongoing litigation and regulatory proceedings, both Sempra Generation and the State of California are performing under this contract. Information concerning litigation regarding this contract, the FERC's orders upholding this contract and the pending appeal is provided in Note 16 of the notes to Consolidated Financial Statements.

In July 2004, Topaz Power Partners (Topaz), a 50/50 joint venture between Sempra Energy Partners and Carlyle/Riverstone, acquired ten Texas power plants from American Electric Power (AEP), including the 632-MW coal-fired Coleto Creek Power Station. The transaction included the acquisition of six operating power plants with generating capacity of

1,950 MW and four inactive power plants capable of generating 1,863 MW. Topaz has entered into several power sales agreements for 572 MW of Coleto Creek Power Station's capacity. This is discussed further in Note 3 of the notes to Consolidated Financial Statements.

In August 2003, Sempra Generation obtained approvals by the California Energy Commission for the company's 550 MW Palomar power plant in Escondido, California. In June 2004, SDG&E received CPUC approval of its plans to purchase the Palomar plant from Sempra Generation after construction is completed in 2006. Construction of the project began in July 2004.

The 1,250 MW Mesquite Power plant, located near Phoenix, Arizona, provides electricity to wholesale energy markets in the Southwest. The first phase of commercial operations (50 percent of the plant's total capacity) began in June 2003 and the second phase of commercial operations (the remaining 50 percent) began in December 2003. Further discussion of this is provided under "New Accounting Standards" in Note 1 of the notes to Consolidated Financial Statements.

During 2003, construction was completed on Termoelectrica de Mexicali
(TDM), a 625 MW power plant near Mexicali, and the Elk Hills Power Project (Elk Hills), both of which commenced commercial operations in July 2003. TDM and Elk Hills are discussed further in Note 2 and Note 3, respectively, of the notes to Consolidated Financial Statements.

In October 2002, Sempra Generation purchased the 305 MW, coal-fired Twin Oaks power plant for $120 million. Sempra Generation sells substantially all of the output of the plant under a five-year contract expiring on October 1, 2007. In connection with the acquisition, Sempra Generation also assumed a contract that includes annual commitments to purchase lignite coal for the plant until an aggregate minimum volume has been achieved or through 2025.

Sempra LNG

Sempra LNG is developing receipt terminals for LNG and supplies natural gas to Mexico's state-owned electric utility.

In January 2005, Sempra LNG was awarded a 15-year natural gas supply contract by Mexico's state-owned electric utility, Comision Federal de Electricidad (CFE). The contract is estimated at $1.4 billion over its life and supports the CFE's future energy needs in northern Baja California, including the Presidente Juarez power plant in Rosarito, and it is anticipated that it will use natural gas processed at Energia Costa Azul. Starting in 2008 and running through 2022, the agreement provides the CFE with an average of about 130 million cubic feet per day of natural gas.

In October 2004, Sempra LNG signed a sale and purchase agreement with British Petroleum for the supply of 500 million cubic feet of gas a day from Indonesia's Tangguh liquefaction facility to Sempra LNG's Energia Costa Azul regasification terminal. The terminal is expected to cost between $900 million and $1 billion, including related pipeline costs. The 20-year agreement provides for pricing tied to the Southern California border index for natural gas and will supply half the capacity of Energia Costa Azul.

Also in October 2004, Sempra LNG entered into an agreement with Shell International Gas Limited (Shell) by which Shell has contracted to purchase half of the initial capacity of Energia Costa Azul for an initial period of 20 years. In December 2004, Sempra LNG entered into two additional contracts: one for the construction of the terminal and one for the construction of the project's breakwater.

In April 2004, Sempra LNG announced plans to develop and construct a new $600 million LNG receiving terminal near Port Arthur, Texas. The terminal would be capable of processing 1.5 billion cubic feet (bcf) of natural gas per day and could be expanded to 3 bcf per day. The company is currently in the process of obtaining FERC approval for the construction of the terminal. The project is expected to begin construction in 2006, with start-up slated for 2009.

In April 2003, Sempra LNG completed its acquisition of the proposed Cameron LNG project in Hackberry, Louisiana from a subsidiary of Dynegy, Inc. The total cost of the project is expected to be $700 million. The terminal is currently designed to supply 1.5 bcf of natural gas per day. The FERC approved the construction and operation of the project in September 2003. Construction is expected to begin in 2005 and commercial operations are expected to begin in 2008.

Additional discussion concerning these projects is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2 and 16 of the notes to Consolidated
Financial Statements.

Sempra Pipelines & Storage

Sempra Pipelines & Storage engages in energy-infrastructure projects in North and South America. It holds interests in companies that provide natural gas or electricity services to over 2.8 million customers in Argentina, Chile, Mexico and Peru; develops natural gas storage facilities; and owns two small natural gas distribution utilities in the eastern United States.

In July 2004, the company acquired the rights to develop a salt-cavern natural gas storage facility located in Calcasieu Parish, Louisiana. This facility, operating as Liberty Gas Storage (Liberty) is expected to have capacity of 17 bcf. Liberty is estimated to cost $150 million and to begin operation in 2006.

In April 2004, the company acquired land and associated rights for the development of a salt-cavern natural gas storage facility in Evangeline Parish, Louisiana. This facility, operating as the Pine Prairie Energy Center, will consist of three salt caverns with a total capacity of 24 bcf of natural gas and is expected to cost $175 million and to begin operations in 2006. The company is negotiating contracts to sell the capacity of this facility. FERC has issued a certificate of public convenience and necessity for the project and authorized Pine Prairie to charge market-based rates.

Also in April 2004, Sempra Pipelines & Storage and PSEG sold a portion of their interests in Luz del Sur S.A.A. (Luz Del Sur), a Peruvian electric utility. Each party had a 44-percent interest in Luz del Sur prior to the sale and a 38-percent interest after the sale was completed. Sempra Pipelines & Storage recognized an after-tax gain of $5 million as a result of the sale.

During the third quarter of 2003, Sempra Pipelines & Storage recorded a $77 million before-tax write-down of the carrying value of the assets of Frontier Energy, a small North Carolina utility subsidiary, as a result of reductions in actual and previously anticipated sales of natural gas by the utility.

Sempra Pipelines & Storage's Mexican subsidiaries build and operate natural gas distribution systems in Mexicali, Chihuahua and the La Laguna-Durango zone in north-central Mexico. In February 2003, Sempra Pipelines & Storage purchased the remaining minority interests in its Mexican subsidiaries.

In 2002, Sempra Pipelines & Storage completed construction of the 140-mile Gasoducto Bajanorte Pipeline that connects the Rosarito Pipeline south of Tijuana, Mexico with a TransCanada pipeline that connects to Arizona. Sempra Pipelines & Storage continues to incur costs for the development of a spur line connecting the Energia Costa Azul terminal to Gasoducto Bajanorte and for the expansion of the pipeline.

Additional discussion concerning these projects is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2, 3 and 16 of the notes to Consolidated Financial Statements.

Sempra Financial

Sempra Financial invests as a limited partner in affordable-housing properties. Its portfolio includes 1,300 properties throughout the U.S. that are expected to provide income tax benefits (primarily from income tax credits) over 10-year periods.

In July 2004, Sempra Financial sold its investment in an enterprise that earns Section 29 income tax credits. That investment comprised one-third of Sempra Energy's Section 29 participation, the rest being held by Sempra Commodities, and was sold because the company's alternative minimum tax position defers utilization of the credits in the determination of income taxes currently payable. The transaction has been accounted for under the cost-recovery method, whereby future proceeds in excess of the carrying value of the investment will be recorded as income when they are received. As a result of this sale, Sempra Financial will not be receiving Section 29 income tax credits in the future.

RATES AND REGULATION -- CALIFORNIA UTILITIES

Information concerning rates and regulations applicable to the California Utilities is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 14 and 15 of the notes to Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the company are included in Note 16 of the notes to Consolidated Financial Statements. The following additional information should be read in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, allowing California's IOUs to recover their hazardous waste cleanup costs, including those related to Superfund sites or similar sites requiring cleanup. Cleanup costs at sites related to electric generation were specifically excluded from the collaborative by the CPUC. Recovery of 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses is permitted. In addition, the company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

During the early 1900s, the California Utilities and their predecessors manufactured gas from coal or oil. The manufactured-gas plants (MGPs) often have become contaminated with the hazardous residual by-products of the process. SoCalGas has identified 42 such sites at which it (together with other users as to 21 of these sites) may have cleanup obligations. At a minimum, preliminary investigations have been completed on 41 of the sites. As of December 31, 2004, 27 of these sites have been remediated, of which 22 have received certification from the California Environmental Protection Agency. At December 31, 2004, SoCalGas' estimated remaining investigation and remediation liability for the MGPs is $40.5 million. SDG&E identified three former MGPs, two of which were remediated in 1998 and 2000, with closure letters being received. The estimated remaining remediation liability on the third site is $1.8 million.

SDG&E sold its fossil-fuel generating facilities in 1999. As a part of its due diligence for the sale, SDG&E conducted a thorough environmental assessment of the facilities. Pursuant to the sale agreements for such facilities, SDG&E and the buyers have apportioned responsibility for such environmental conditions generally based on contamination existing at the time of transfer and the cleanup level necessary for the continued use of the sites as industrial sites. While the sites are relatively clean, the assessments identified some instances of significant contamination, principally resulting from hydrocarbon releases, for which SDG&E has a cleanup obligation under the agreement. Estimated costs to perform the necessary remediation are $11 million. These costs were offset against the sales price for the facilities, together with other appropriate costs, and the remaining net proceeds were included in the calculation of customer rates. Remediation of the plants commenced in early 2001. During 2002, cleanup was completed at several minor sites at a cost of $0.4 million. In late 2002, additional assessments were started at the primary sites, where cleanup commenced in 2003 and is expected to be completed during 2005. In 2003, cleanup was completed at the Encina power plant site at a cost of $0.8 million. In 2004, cleanup was completed at two combustion turbine sites at a cost of $0.7 million.

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

The company and certain subsidiaries are named as potentially responsible parties (PRPs) for one landfill site and two industrial waste disposal sites, from which releases have occurred.

Remedial actions and negotiations with other PRPs and the United States Environmental Protection Agency have been in progress since 1993 for the Casmalia landfill site. The company's share of costs to remediate this site is estimated to be $1.3 million, of which $0.9 million has been spent.

In December 1999, SoCalGas was notified that it is a PRP at a waste treatment facility in Bakersfield, California. SoCalGas is working with other PRPs in order to remove from the site certain liquid wastes that threaten to be released. SoCalGas' share of total site cleanup costs is estimated at $0.7 million, of which $0.2 million has been spent.

The company and 10 other entities have been named PRPs by the Department of Toxic Substance Control (DTSC) as liable for any required corrective action regarding contamination at an industrial waste disposal site in Pico Rivera, California. DTSC has taken this action because SDG&E and others sold used transformers to the site's owner. SDG&E and the other PRPs have entered into a cost-sharing agreement to provide funding for the implementation of a consent order between DTSC and the site owner for the development of a cleanup plan. SDG&E's interim share under the agreement is 10 percent, subject to adjustment based on allocations of responsibility. The total estimate for all PRPs is $1 million for the development of the cleanup plan and $2 million to $8 million for the actual cleanup. Since inception, SDG&E's share of the cleanup expenses and plan development was $0.2 million. Cleanup is expected to commence in 2005.

At December 31, 2004, the company's estimated remaining investigation and remediation liability related to hazardous waste sites, including the MGPs, was $44.6 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation costs associated with SDG&E's former fossil-fuel power plants. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

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

To respond to public concerns, the CPUC has directed California IOUs to adopt a low-cost EMF-reduction policy that requires reasonable design changes to achieve noticeable reduction of EMF levels that are anticipated from new projects. However, consistent with the major scientific reviews of the available research literature, the CPUC has indicated that no health risk has been identified. During 2004, the CPUC instituted a rulemaking to re-examine its policies related to EMFs and determine whether the current mitigation policies and utility directives should be updated in light of science that has developed over the last decade.

Air and Water Quality

California's air quality standards are more restrictive than federal standards. However, as a result of the sale of the company's fossil-fuel generating facilities, the company's primary air-quality issue, compliance with these standards now has had less significance to the company's operation. That is changing as Sempra Generation operates more generating facilities.

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. This mitigation program includes an enhanced fish-protection system, a 150-acre artificial kelp reef and restoration of 150 acres of coastal wetlands. In addition, the owners must deposit $3.6 million with the state for the enhancement of fish hatchery programs and pay for monitoring and oversight of the mitigation projects. SDG&E's share of the cost is estimated to be $34 million. These mitigation projects are expected to be completed in 2008. Through December 31, 2003, SONGS mitigation costs were recovered through the Incremental Cost Incentive Pricing mechanism. SONGS mitigation costs incurred after December 31, 2003, are being capitalized and recovered from ratepayers over the remaining life of the SONGS units, subject to CPUC approval in the Edison rate case. Additional information on SONGS cost recovery is provided in
Note 14 of the notes to Consolidated Financial Statements.

OTHER MATTERS

Research, Development and Demonstration (RD&D)

The SoCalGas RD&D portfolio is focused in five major areas: operations, utilization systems, power generation, public interest and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety and reduced operating costs. The CPUC has authorized SoCalGas to recover its operating costs associated with RD&D. SoCalGas' annual RD&D costs have averaged $8.2 million over the past three years.

For 2004, the CPUC authorized SDG&E to fund $1.2 million and $5.7 million for its natural gas and electric RD&D programs, respectively, including $5.7 million to the CEC for its PIER (Public Interest Energy Research) Program. SDG&E's annual RD&D costs have averaged $6.5 million over the past three years.

Employees of Registrant

As of December 31, 2004, the company had 13,381 employees, compared to 12,807 at December 31, 2003.

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America (UWUA) or the International Chemical Workers' Union Council (ICWUC). The collective bargaining agreement for field, technical and most clerical employees at SoCalGas covering wages, hours, working conditions, medical and various benefit plans was in effect through December 31, 2004. SoCalGas has signed with UWUA and ICWUC a new collective bargaining agreement that will be in effect from January 1, 2005 through September 30, 2008.

Certain employees at SDG&E are represented by the Local 465 International Brotherhood of Electrical Workers. The current contract is in effect through August 31, 2008.

At some of its field job sites, Sempra Generation employs mechanics who are represented by the International Union of Operating Engineers, Local
501. One collective bargaining agreement is through November 1, 2006, and the other through July 7, 2007.

ITEM 2. PROPERTIES

Electric Properties - SDG&E

SDG&E's interest in SONGS is described in "Electric Resources" herein. At December 31, 2004, SDG&E's electric transmission and distribution facilities included substations, and overhead and underground lines. The electric facilities are located in San Diego, Imperial and Orange counties and in Arizona, and consist of 1,814 miles of transmission lines and 21,433 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

Natural Gas Properties - California Utilities

At December 31, 2004, the California Utilities' natural gas facilities included 2,996 miles of transmission and storage pipeline, 55,276 miles of distribution pipeline and 52,109 miles of service piping. They also included 13 transmission compressor stations and 4 underground storage reservoirs, with a combined working capacity of 122 bcf.

Energy Properties - Other

At December 31, 2004, Sempra Generation operated power plants in
California, Arizona, Texas, Nevada and Mexico with total capacity of 3,670 MW. Additional information is provided in Notes 2 and 3 of the notes to Consolidated Financial Statements.

At December 31, 2004, Sempra Pipelines & Storage's operations in Mexico included 1,704 miles of distribution pipeline, 165 miles of transmission pipeline and one compressor station.

At December 31, 2004, the company's two small natural gas utilities, Frontier Energy and Bangor Gas, located in North Carolina and Maine, respectively, owned 147 miles of transmission lines and 230 miles of distribution lines.

Other Properties

The 21-story corporate headquarters building at 101 Ash Street, San Diego is occupied pursuant to a capital lease that expires in 2015. The lease has two separate five-year renewal options.

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles through 2011. The lease has six separate five-year renewal options.

SDG&E occupies an office complex in San Diego pursuant to an operating lease ending in 2007. The lease can be renewed for two five-year periods.

Sempra Global leases office facilities at various locations in the U.S., Mexico and Europe with the leases ending from 2005 to 2027. Sempra LNG owns land to develop an LNG receiving terminal in Baja California, Mexico. Sempra LNG also has a land lease to develop an LNG receiving terminal in Hackberry, Louisiana. In December 2004, Sempra LNG renewed the land lease for another five-year period. In April 2004, the company acquired land and associated rights to develop a natural gas storage facility in Evangeline Parish, Louisiana that is part of Sempra Pipelines & Storage. In addition, Sempra Commodities owns the rights to develop a natural gas storage facility in St. Clair, Michigan.

The company owns or leases other offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

SDG&E and the County of San Diego are continuing to negotiate the remaining terms of a settlement relating to alleged environmental law violations by SDG&E and its contractors in connection with the abatement of asbestos-containing materials during the demolition of a natural gas storage facility in 2001. SDG&E expects that any settlement with the County would involve payments by SDG&E of less than $750,000. In January 2005, Sempra Energy and SDG&E received a grand jury subpoena from the United States Attorney's Office in San Diego seeking documents related to this matter. The companies are fully cooperating with the investigation.

Except for the matters described above, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 14, 15 and 16 of the notes to Consolidated Financial Statements, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Sempra Energy common stock is traded on the New York and Pacific stock exchanges. In addition to the shares held by intermediaries, there were 57,000 holders of record of the company's common stock at January 31, 2005. The quarterly common stock information required by Item 5 is included in the schedule of Quarterly Financial Data of the 2004 Annual Report to Shareholders.

EQUITY COMPENSATION PLANS

The company's 1998 Long Term Incentive Plan and Employee Stock Incentive Plan permit the compensation committee of the board of directors to grant to officers and key employees a wide variety of equity and equity-based incentive awards relating to common stock. At December 31, 2004, outstanding awards consisted of stock options and restricted stock held by 344 employees.

The company's Non-employee Directors Stock Plan also provides for annual automatic grants to non-employee directors of options to purchase common stock.

The following table sets forth information regarding these plans at December 31, 2004.

Equity Compensation Plan Information

                         Number of        Weighted-    Number of
                         shares to        average      additional
                         be issued upon   exercise     shares
                         exercise of      price of     remaining
                         outstanding      outstanding  available for
                         options (A)      options      future issuance
-----------------------------------------------------------------------
Equity compensation
  plans approved by
  shareholders:
--------------------

  1998 Long Term
   Incentive Plan        11,998,342       $ 23.92         5,321,240
                                                           (B)(C)(D)
  Non-employee Directors
   Stock Plan               570,000       $ 25.54           876,360


Equity compensation
  plans not approved by
  shareholders:
--------------------

  Employee Stock
   Incentive Plan           506,375       $ 24.38         8,161,030
                                                              (B)(C)




------------------------------------------------------------------------

(A)	Consists solely of options to purchase common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option.
(B)	Excludes shares subject to outstanding stock options and those subject to other outstanding awards, consisting of unvested
shares of restricted stock which total 2,051,800 shares for the
1998 Long Term Incentive Plan and 767,900 shares for the Employee
Stock Incentive Plan.
(C)	The number of shares available for future issuance is increased by the number of shares received in payment of the exercise price or withheld to satisfy related tax withholding obligations
relating to awards and by the number of shares subject to awards that lapse, expire or are otherwise terminated or settled other than by the issuance of shares.
(D)	The number of shares available for future issuance also is
increased at the beginning of each year by 1.5% of the total number of shares of common stock then outstanding.

ITEM 6. SELECTED FINANCIAL DATA


(Dollars in millions,
except per share data)                At December 31, or for the years then ended
------------------------------------------------------------------------------------
                                        2004      2003      2002      2001      2000
                                     -------   -------   -------   -------   -------
Income Statement Data:
   Operating revenues                $ 9,410   $ 7,887   $ 6,048   $ 7,730   $ 6,760
   Operating income                  $ 1,272   $   939   $   987   $   997   $   884
   Income from continuing operations
     before extraordinary item and
     cumulative effect of changes in
     accounting principles           $   920   $   695   $   575   $   518   $   429
   Net income                        $   895   $   649   $   591   $   518   $   429

Balance Sheet Data:
   Total assets                      $23,643   $21,988   $20,242   $17,378   $17,850
   Long-term debt                    $ 4,192   $ 3,841   $ 4,083   $ 3,436   $ 3,268
   Short-term debt (a)               $   803   $ 1,461   $   851   $ 1,117   $   936
   Trust preferred securities        $   200*  $   200*  $   200   $   200   $   200
   Shareholders' equity              $ 4,865   $ 3,890   $ 2,825   $ 2,692   $ 2,494

Per Common Share Data:
   Income from continuing operations
     before extraordinary item and
     cumulative effect of changes
     in accounting principles:
         Basic                       $  4.03   $  3.29   $  2.80   $  2.54   $  2.06
         Diluted                     $  3.93   $  3.24   $  2.79   $  2.52   $  2.06
   Net income:
         Basic                       $  3.92   $  3.07   $  2.88   $  2.54   $  2.06
         Diluted                     $  3.83   $  3.03   $  2.87   $  2.52   $  2.06
   Dividends declared                $  1.00   $  1.00   $  1.00   $  1.00   $  1.00
   Book value                        $ 20.77   $ 17.17   $ 13.79   $ 13.16   $ 12.35
-----------------------------------------------------------------------------------
(a)	Includes long-term debt due within one year.
 *  Amount has been reclassified to Due to Unconsolidated Affiliates effective in 2003.


This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 1 through 32 of the 2004 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from pages 24 through 27 of the 2004 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 37 through 112 of the 2004 Annual Report to Shareholders. Item 15(a)1 includes a listing of financial statements included in the 2004 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - Management has established disclosure controls and procedures to ensure that material information relating to the company and its consolidated subsidiaries is made known to the officers who certify the company's financial reports and to other members of senior management and the Board of Directors. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the company have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, at the reasonable assurance level, to ensure that the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting - Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of company management, including the principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that the company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

ITEM 9B.  OTHER INFORMATION

In February 2005, Sempra Energy entered into a severance pay agreement with each of its executive officers (other than Stephen L. Baum, Donald
E. Felsinger and Neal E. Schmale whose continuing employment and employment-related agreements have been previously filed with the Securities and Exchange Commission) to replace the previously reported agreements. The agreements are for an initial term of three years and are subject to automatic one year extensions on each anniversary of the effective date (commencing with the second anniversary) unless Sempra Energy or the executive elects not to extend the term.

The agreements provide severance benefits to the executive in the event that Sempra Energy or its subsidiaries terminates the executive's employment (other than for cause, death or disability) or the executive does so for good reason.

Severance benefits under the agreements vary with the executive's position and include (i) a lump sum cash severance payment varying from 50% to 100% of the sum of the executive's annual base salary plus the greater of the executive's average annual bonus or average annual target bonus for the two years prior to termination; (ii) continuation of health insurance benefits for a period varying from six months to one year; and (iii) financial planning and outplacement services for a period varying from 18 months to two years. If the termination were to occur within two years after a change in control of the company, (i) the lump sum cash severance payment would be multiplied by two; (ii) an additional lump sum payment would be paid equal to the pro rata portion for the year of termination of the target amount payable under any annual incentive compensation award for that year or, if greater, the average of the three highest gross annual bonus awards paid to the executive in the five years preceding the year of termination; (iii) all equity-based incentive compensation awards would immediately vest and become exercisable or payable and any restrictions on the awards would automatically lapse; (iv) a lump sum cash payment would be made equal to the present value of the executive's benefits under supplemental executive retirement plans calculated on the basis of the greater of actual years of service or years of service that would have been completed upon attaining age 62 and applying certain early retirement factors; (v) life, disability, accident and health insurance benefits would be continued for a period varying from one year to two years; and (vi) financial planning and outplacement services would be provided for a period varying from two years to three years.

The agreements also provide that if the terminated executive agrees to provide consulting services for two years and abide by certain covenants regarding non-solicitation of employees and information confidentiality, the executive would receive (i) an additional lump sum payment equal to the executive's annual base salary and the greater of the executive's target bonus for the year of termination or the average of the two or three highest gross annual bonus awards paid to the executive in the five years prior to termination and (ii) health insurance benefits would be continued for an additional one year.

The agreements also provide for a gross-up payment to offset the effects of any excise tax imposed on the executive under Section 4999 of the Internal Revenue Code.

Good reason is defined in the agreements to include the assignment to the executive of duties materially inconsistent with those appropriate to a senior executive of Sempra Energy and its subsidiaries; a material reduction in the executive's overall standing and responsibilities within Sempra Energy and its subsidiaries; and a material reduction in the executive's annualized compensation and benefit opportunities other than across-the-board reductions affecting all similarly situated executives of comparable rank. Following a change in control, good reason is defined to include an adverse change in the executive's title, authority, duties, responsibilities or reporting lines; reduction in the executive's annualized compensation opportunities other than across-the-board reductions of less than 10% similarly affecting all similarly situated executives of comparable rank; relocation of the executive's principal place of employment by more than 30 miles; and a substantial increase in business travel obligations. A change in control is defined to include the acquisition by one person or group of 20% or more of the voting power of Sempra Energy's shares; the election of a new majority of the board of Sempra Energy comprised of individuals who are not recommended for election by two-thirds of the current directors or successors to the current directors who were so recommended for election; certain mergers, consolidations or sales of assets that result in the shareholders of Sempra Energy owning less than 60% of the voting power of Sempra Energy or of the surviving entity or its parent; and approval by shareholders of the liquidation or dissolution of the company.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the April 2005 annual meeting of shareholders. The information required on the company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age*    Position
---------------------------------------------------------------------
Stephen L. Baum           63     Chairman and Chief Executive Officer

Donald E. Felsinger       57     President and Chief Operating Officer

Edwin A. Guiles           55     Group President, Sempra Energy
                                 Utilities

Mark A. Snell             48     Group President, Sempra Global
                                 Enterprises

M. Javade Chaudhri        52     Executive Vice President and General
                                 Counsel

Neal E. Schmale           58     Executive Vice President and Chief
                                 Financial Officer

Frank H. Ault             60     Senior Vice President and Controller

G. Joyce Rowland          50     Senior Vice President, Human Resources

* As of December 31, 2004.

Each Executive Officer has been an officer of the company or one of its subsidiaries for more than five years, with the exception of Mr.
Chaudhri. Prior to joining the company in 2003, Mr. Chaudhri was Senior Vice President and General Counsel of Gateway, Inc.

In June 2004, the company announced a succession plan whereby Donald E. Felsinger became president and chief operating officer, effective June 9, 2004, and will become chairman and chief executive officer in January 2006, when Steven L. Baum retires. At that time, Neal E. Schmale, currently the company's chief financial officer, will become president and chief operating officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Proxy
Statement prepared for the April 2005 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 5 herein.

Additional discussion of stock-based compensation is provided in Note 10 of the notes to Consolidated Financial Statements.

Security Ownership of Certain Beneficial Owners

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Proxy Statement prepared for the April 2005 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services as required by Item 14 is incorporated by reference from "Proposal 3: Ratification of Independent Auditors" in the Proxy Statement prepared for the April 2005 annual meeting of shareholders.

                           PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                  Annual Report*

Management's Responsibility for Financial Statements . . . 33

Management's Report on Internal Control Over
  Financial Reporting  . . . . . . . . . . . . . . . . . . 33

Reports of Independent Registered Public Accounting Firm . 34

Statements of Consolidated Income for the years
  ended December 31, 2004, 2003 and 2002 . . . . . . . . . 37

Consolidated Balance Sheets at December 31,
  2004 and 2003. . . . . . . . . . . . . . . . . . . . . . 38

Statements of Consolidated Cash Flows for the
  years ended December 31, 2004, 2003 and 2002 . . . . . . 40

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2004, 2003 and 2002 . . . . . . . . . . . . 42

Notes to Consolidated Financial Statements . . . . . . . . 43

*Incorporated by reference from the indicated pages of the 2004
Annual Report to Shareholders.

2. Financial statement schedules

The following document may be found in this report at the indicated page number.

Schedule I--Condensed Financial Information of Parent. . . 44

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.

3. Exhibits

See Exhibit Index on page 49 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 2004:

Current Report on Form 8-K filed October 27, 2004, discussing the current status of the California Utilities' Cost of Service Proceedings and the Border Price Investigation.

Current Report on Form 8-K filed November 4, 2004, filing as an exhibit Sempra Energy's press release of November 4, 2004, giving the financial results for the quarter ended September 30, 2004.

Current Report on Form 8-K filed November 5, 2004, discussing the current status of the California Utilities' Cost of Service
Proceedings, including a proposed decision and an alternate proposed decision issued by CPUC commissioners on November 4, 2004.

Current Report on Form 8-K filed November 17, 2004, discussing the current status of the Border Price Investigation, including the proposed decision issued by the CPUC Administrative Law Judge on November 16, 2004.

Current Report on Form 8-K filed December 3, 2004, discussing the current status of the California Utilities' Cost of Service
Proceedings, including the CPUC decision issued on December 2, 2004.

Current Report on Form 8-K filed December 7, 2004, discussing and filing as an exhibit the 2005 Deferred Compensation Plan and announcing the impending retirement of directors Hyla H. Bertea and Herbert L. Carter.

Current Report on Form 8-K filed December 17, 2004, discussing the Sempra Energy/Sempra Energy LNG $1.25 billion five-year credit agreement and discussing the current status of the Border Price
Investigation.

Current Report on Form 8-K filed January 11, 2005, discussing the current status of energy crisis litigation.

Current Report on Form 8-K filed January 18, 2005, discussing the current status of energy crisis litigation.

Current Report on Form 8-K filed February 8, 2005, announcing that Sempra Energy had raised its earnings-per-share estimate for 2004 to approximately $3.80, from its previous guidance of $3.15 to $3.25, filing as an exhibit Sempra Energy's press release of February 8, 2005.

Current Report on Form 8-K filed February 23, 2005, filing as an exhibit Sempra Energy's press release of February 23, 2005, giving the financial results for the three months ended December 31, 2004.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON
SCHEDULES

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement Numbers 333-51309, 333-52192, 333-70640 and 333-103588 on Form S-3 and
Registration Statement Numbers 333-56161, 333-50806, 333-49732 and 333-
121073 on Form S-8 of Sempra Energy of our reports dated February 22, 2005 (which reports express an unqualified opinion and include an explanatory paragraph relating to the Company's adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, effective December 31, 2003) relating to the financial statements of Sempra Energy and management's report on the effectiveness of internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2004.
Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Sempra Energy, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 22, 2005

Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT

                                    SEMPRA ENERGY

                             Condensed Statements of Income
                     (Dollars in millions, except per share amounts)

                                                                      Years ended December 31,
                                                                       2004      2003      2002
                                                                     -------   -------   -------
Interest income                                                     $   168   $   122   $    53
Interest expense                                                       (202)     (187)     (134)
Trust preferred distributions                                            --        (9)      (18)
Operating expenses and other                                            (52)      (17)      (15)
Income tax benefits                                                      93        57        38
                                                                    -------   -------   -------
Loss before subsidiary earnings                                           7       (34)      (76)
Subsidiary earnings before extraordinary
 item and cumulative effect of changes in
 accounting principles                                                  913       729       651
                                                                     -------  -------   -------
Income from continuing operations                                       920       695       575
Loss from discontinued operations and disposal
 of discontinued operations                                             (25)      --        --
                                                                     -------  -------   -------
Income before extraordinary item
 and cumulative effect of changes in
 accounting principles                                                  895       695       575
Extraordinary item, net of tax                                           --        --        16
                                                                    -------   -------   -------
Income before cumulative effect of changes
 in accounting principles                                               895       695       591
Cumulative effect of changes in accounting
 principles, net of tax                                                 --        (46)       --
                                                                    -------   -------   -------
Net income                                                          $   895   $   649   $   591
                                                                    =======   =======   =======
Basic earnings per share:
  Income from continuing operations                                 $  4.03   $  3.29   $  2.80
  Discontinued operations, net of tax                                 (0.11)       --        --
  Extraordinary item, net of tax                                         --        --      0.08
  Cumulative effect of changes in accounting principles, net of tax      --     (0.22)       --
                                                                    -------   -------   -------
  Net income                                                        $  3.92   $  3.07   $  2.88
                                                                    =======   =======   =======
  Weighted-average number of shares outstanding (thousands)         228,271   211,740   205,003
                                                                    =======   =======   =======
Diluted earnings per share:
  Income from continuing operations                                 $  3.93   $  3.24   $  2.79
  Discontinued operations, net of tax                                 (0.10)       --        --
  Extraordinary item, net of tax                                         --        --      0.08
  Cumulative effect of changes in accounting principles, net of tax      --     (0.21)       --
                                                                    -------   -------   -------
  Net income                                                        $  3.83   $  3.03   $  2.87
                                                                    =======   =======   =======
  Weighted-average number of shares outstanding (thousands)         233,852   214,482   206,062
                                                                    =======   =======   =======


                                SEMPRA ENERGY

                           Condensed Balance Sheets
                            (Dollars in millions)

                                                      December 31,
                                                    2004        2003
                                                  --------    --------
Assets:
Cash and cash equivalents                         $     23    $     59
Due from affiliates                                    116          52
Other current assets                                    25          43
                                                  --------    --------
     Total current assets                              164         154

Investments in subsidiaries                          6,330       5,518
Due from affiliates                                  2,701       2,521
Other assets                                           813         462
                                                  --------    --------
     Total assets                                 $ 10,008    $  8,655
                                                  ========    ========

Liabilities and Shareholders' Equity:
Current portion of long-term debt                 $    301    $    525
Income taxes payable                                   524         288
Due to affiliates                                    1,633       1,403
Other current liabilities                              206         178
                                                  --------    --------
     Total current liabilities                       2,664       2,394

Long-term debt                                       2,224       1,900
Due to affiliate                                       --          200
Other long-term liabilities                            255         271
Shareholders' equity                                 4,865       3,890
                                                  --------    --------
     Total liabilities and shareholders' equity   $ 10,008    $  8,655
                                                  ========    ========

                                 SEMPRA ENERGY

                         Condensed Statements of Cash Flows
                             (Dollars in millions)

                                                   Years ended December 31,
                                                    2004       2003       2002
                                                --------   --------   --------
Net cash provided by (used in)
 operating activities                           $    (71)  $    (60)   $   145
                                                --------   --------   --------
Dividends received from subsidiaries                 200        250        100
Expenditures for property, plant and equipment       (10)        (4)       (12)
Increase in investments and other assets              (2)        (3)       (20)
                                                --------   --------   --------
Cash provided by investing activities                188        243         68
                                                --------   --------   --------
Common stock dividends paid                         (195)      (182)      (201)
Repurchase of common stock                            (5)        (7)       (17)
Issuances of common stock                            110        505          9
Issuances of long-term debt                          625        400        600
Payment on long-term debt                           (511)        --        (26)
Loans to affiliates - net                           (174)      (839)      (628)
Other                                                 (3)        (4)       (19)
                                                --------   --------   --------
Cash used in financing activities                   (153)      (127)      (282)
                                                --------   --------   --------
Increase(decrease) in cash and cash equivalents      (36)        56        (69)
Cash and cash equivalents, January 1                  59          3         72
                                                --------   --------   --------
Cash and cash equivalents, December 31          $     23   $     59   $      3
                                                ========   ========   ========

SEMPRA ENERGY
Note to Condensed Financial Statements

Long-term Debt
-----------------------------------------------------------------
                                                 December 31,
(Dollars in millions)                         2004         2003
-----------------------------------------------------------------

Other long-term debt
  5.60% equity units May 17, 2007*          $  600       $  600
  7.95% notes March 1, 2010                    200          500
  Notes at variable rates after
    fixed-to-floating swap March 1, 2010
    (5.97% at December 31, 2004)               300           --
  6.95% notes December 1, 2005                 300          300
  6.0% notes due February 1, 2013              400          400
  4.75% notes due May 15, 2009                 300           --
  Notes at variable rates (2.82% at
    December 31, 2004) May 21, 2008            300           --
  Employee Stock Ownership Plan
    Bonds at 4.213% November 1, 2014            82           82
    Bonds at variable rates (3.00% at
      December 31, 2004) November 1, 2014       33           19
  Notes payable at variable rates after a
    fixed-to-floating rate swap July 1, 2004    --          500
  Capitalized leases                             1            3
  Market value adjustments for interest
    rate swaps - net (expires March 1, 2010)    11           23
                                          ------------------------
    Total                                    2,527        2,427
Less:
  Current portion of long-term debt           (301)        (525)
  Unamortized discount on long-term debt        (2)          (2)
                                          ------------------------
Total                                       $2,224       $1,900
------------------------------------------------------------------
*4.62% after remarketing in February 2005.

Excluding capital leases and market value adjustments for interest-rate swaps, maturities of long-term debt are $300 million in 2005, $600 million in 2007, $300 million in 2008, $300 million 2009 and $1 billion thereafter.

Additional information on Sempra Energy's long-term debt is provided in
Note 6 of the notes to Consolidated Financial Statements.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                 SEMPRA ENERGY


                             By: /s/ Stephen L. Baum

                                 Stephen L. Baum
                                 Chairman and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title                          Signature                              Date

Principal Executive Officer:
Stephen L. Baum
Chairman and
Chief Executive Officer                /s/ Stephen L. Baum                 February 18, 2005

Principal Financial Officer:
Neal E. Schmale
Executive Vice President and
Chief Financial Officer                /s/ Neal E. Schmale                 February 18, 2005

Principal Accounting Officer:
Frank H. Ault
Senior Vice President and
Controller                             /s/ Frank H. Ault                   February 18, 2005

Directors:
Stephen L. Baum, Chairman              /s/ Stephen L. Baum                 February 18, 2005

Hyla H. Bertea, Director               /s/ Hyla H. Bertea                  February 18, 2005

James G. Brocksmith, Jr., Director     /s/ James G. Brocksmith, Jr.        February 18, 2005

Herbert L. Carter, Director            /s/ Herbert L. Carter               February 18, 2005

Richard A. Collato, Director           /s/ Richard A. Collato              February 18, 2005

Donald E. Felsinger, Director          /s/ Donald E. Felsinger             February 18, 2005

Denise K. Fletcher, Director           /s/ Denise K. Fletcher              February 18, 2005

Wilford D. Godbold, Jr., Director      /s/ Wilford D. Godbold, Jr.         February 18, 2005

William D. Jones, Director             /s/ William D. Jones                February 18, 2005

Richard G. Newman, Director            /s/ Richard G. Newman               February 18, 2005

William G. Ouchi, Director             /s/ William G. Ouchi                February 18, 2005

William C. Rusnack, Director           /s/ William C. Rusnack              February 18, 2005

William P. Rutledge, Director          /s/ William P. Rutledge             February 18, 2005

Neal E. Schmale, Director              /s/ Neal E. Schmale                 February 18, 2005

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

3.a The following exhibits relate to Sempra Energy and its subsidiaries

Exhibit 1 -- Underwriting Agreements

Enova Corporation and San Diego Gas & Electric Company
------------------------------------------------------
1.01 Underwriting Agreement dated December 4, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 1.1).

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

       (Incorporated by reference from SDG&E Registration No. 2-68420,
       Exhibit 2D.)

4.04   Tenth Supplemental Indenture dated as of December 1, 1968.
       (Incorporated by reference from SDG&E Registration No. 2-36042,
       Exhibit 2K.)

4.05   Sixteenth Supplemental Indenture dated August 28, 1975.
       (Incorporated by reference from SDG&E Registration No. 2-68420,
       Exhibit 2E.)

4.06   Thirtieth Supplemental Indenture dated September 28, 1983.
       (Incorporated by reference from SDG&E Registration No. 33-34017,
       Exhibit 4.3.)

4.07   Forty-Ninth Supplemental Indenture dated June 1, 2004.

Pacific Enterprises and Southern California Gas
-----------------------------------------------

4.08 First Mortgage Indenture of Southern California Gas Company to American Trust Company dated as of October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940, Exhibit B-4).

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

4.15 Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern
       California Gas Company 1984 Form 10-K, Exhibit 4.29).

4.16 Supplemental Indenture of Southern California Gas Company to Bankers Trust Company of California, N.A., successor to Wells Fargo Bank, National Association dated as of January 15, 1988 (Pacific Enterprises 1987 Form 10-K, Exhibit 4.11).

4.17 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. dated as of August 15, 1992 (Registration Statement No. 33-50826 filed by Southern California Gas Company on August 13, 1992, Exhibit 4.37).

4.18 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., dated as of October 1, 2002. (Sempra Energy 2002 Form 10-K,
       Exhibit 4.17).

4.19 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., dated as of October 17, 2003.

4.20 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., Dated as of December 15, 2003.

4.21 Supplemental Indenture of Southern California gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., Dated as of December 10, 2004.

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

10.02  Form of Employment Agreement between Sempra Energy and
       Stephen L. Baum (September 30, 2002 Form 10-Q,
       Exhibit 10.1).

10.03 Amendment to Employment Agreement, effective December 1, 1998 (Employment agreement, dated as of October 12, 1996 between Mineral Energy Company and Stephen L. Baum (Enova 8-K filed October 15, 1996, Exhibit 10.2)) (1998 Form 10-K, Exhibit 10.01).

10.04  Form of Employment Agreement between Sempra Energy and
       Donald E. Felsinger (September 30, 2002 Form 10-Q,
       Exhibit 10.2).

10.05 Amendment to Employment Agreement effective December 1, 1998 (Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Donald E. Felsinger (Enova 8-K filed

       October 15, 1996, Exhibit 10.4)) (1998 Form 10-K, Exhibit 10.03).

Enova Corporation and San Diego Gas & Electric Company
------------------------------------------------------
10.06 Operating Agreement between San Diego Gas & Electric and the California Department of Water Resources dated April 17, 2003 (Sempra Energy 2003 10-K, Exhibit 10.06).

10.07 Servicing Agreement between San Diego Gas & Electric and the California Department of Water Resources dated December 19, 2002 (Sempra Energy 2003 10-K, Exhibit 10.07).

10.08 Transition Property Purchase and Sale Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.1).

10.09 Transition Property Servicing Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.2).

Compensation

Sempra Energy
-------------
10.10  Form of Sempra Energy Severance Pay Agreement.

10.11 Sempra Energy 2005 Deferred Compensation Plan (8-K filed on December 07, 2004, Exhibit 10.1).

10.12 Sempra Energy Employee Stock Incentive Plan (September 30, 2004 Form 10-Q, Exhibit 10.1).

10.13  Sempra Energy Amended and Restated Executive Life
       Insurance Plan (September 30, 2004 Form 10-Q, Exhibit 10.2).

10.14  Sempra Energy Excess Cash Balance Plan (September 30, 2004
       Form 10-Q, Exhibit 10.3).

10.15  Form of Sempra Energy 1998 Long Term Incentive Plan
       Performance-Based Restricted Stock Award (September 30, 2004 Form 10-Q, Exhibit 10.4).

10.16  Form of Sempra Energy 1998 Long Term Incentive Plan
       Nonqualified Stock Option Agreement (September 30, 2004
       Form 10-Q, Exhibit 10.5).

10.17  Form of Sempra Energy 1998 Non-Employee Directors' Stock
       Plan Nonqualified Stock Option Agreement (September 30, 2004 Form 10-Q, Exhibit 10.6).

10.18 Sempra Energy Supplemental Executive Retirement Plan (September 30, 2004 Form 10-Q, Exhibit 10.7).

10.19 Neal Schmale Restricted Stock Award Agreement (September 30, 2004 Form 10-Q, Exhibit 10.8).

10.20  Severance Pay Agreement between Sempra Energy and

       Donald E. Felsinger (September 30, 2004 Form 10-Q, Exhibit
       10.9).

10.21 Severance Pay Agreement between Sempra Energy and Neal Schmale (September 30, 2004 Form 10-Q, Exhibit 10.10).

10.22 Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Form 10-Q, Exhibit 10.11).

10.23  2003 Sempra Energy Executive Incentive Plan B. (2003
       Form 10-K, Exhibit 10.10).

10.24  2003 Executive Incentive Plan (June 30, 2003 Form 10-Q, Exhibit
       10.1).

10.25  Amended 1998 Long-Term Incentive Plan (June 30, 2003 Form 10-Q,
       Exhibit 10.2).

10.26 Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Form 10-K, Exhibit 10.09).

10.27 Amended Sempra Energy Retirement Plan for Directors (2002 Form 10-K, Exhibit 10.10).

10.28 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Form 10-Q, Exhibit 10.3).

10.29 Form of Sempra Energy Severance Pay Agreement for Executives (2001 Form 10-K, Exhibit 10.07).

10.30 Sempra Energy Executive Security Bonus Plan effective January 1, 2001 (2001 Form 10-K, Exhibit 10.08).

10.31 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (2000 Form 10-K, Exhibit 10.07).

10.32 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998, Exhibit 4.1).

10.33  Sempra Energy 1998 Non-Employee Directors' Stock Plan
       (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998, Exhibit 4.2).

Financing

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.34 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of October 1, 1997 (Enova 1997 Form 10-K,
       Exhibit 10.34).

10.35 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (Enova 1996 Form 10-K,
       Exhibit 10.31).

10.36 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996 (Enova 1996 Form 10-K,
       Exhibit 10.32).

10.37 Loan agreement with the City of San Diego in connection with the issuance of $92.9 million of Industrial Development
       Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 SDG&E Form 10-Q, Exhibit 10.2).

10.38 Loan agreement with the City of San Diego in connection with the issuance of $70.8 million of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q, Exhibit 10.3).

10.39 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K,
       Exhibit 10.5).

10.40 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996
       (Enova 1996 Form 10-K, Exhibit 10.41).

10.41  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds, dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q, Exhibit 10.1).

10.42 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K, Exhibit 10.11).

10.43 Loan agreement with the City of Chula Vista in connection with the issuance of $251.3 million of Industrial Revenue Refunding Bonds, dated as of June 1, 2004.

Natural Gas Transportation

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.44  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K, Exhibit 10.58).

10.45  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K, Exhibit 10.7).

10.46 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (1997 Enova Corporation Form 10-K, Exhibit
       10.60).

Nuclear

Enova Corporation and San Diego Gas & Electric
----------------------------------------------

10.47  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.48 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.47 herein)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.49  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.47 herein)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.50  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.47 herein)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.51  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.47 herein)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.52  Fifth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generation Station
       (see Exhibit 10.47 herein)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.53  Sixth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.47 herein)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.54 Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.47 herein) (2003 Form 10-K, Exhibit 10.42).

10.55 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.56 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.55 herein)(1996 Form 10-K, Exhibit 10.62).

10.57 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.55 herein)(1996 Form 10-K, Exhibit 10.63).

10.58  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.55 herein)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.59  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.55 herein)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.60 Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.55 herein)(2003
       Form 10-K, Exhibit 10.48).

10.61 Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K, Exhibit 10.6).

10.62 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

Exhibit 12 -- Statement re: Computation of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 2004, 2003, 2002, 2001 and 2000.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 2004 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries

21.01  Schedule of Significant Subsidiaries at December 31, 2004.

Exhibit 23 -- Consent of Independent Registered Public
              Accounting Firm and Report on Schedules, page 43.

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

31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

GLOSSARY

AB                       California Assembly Bill

AEG                      Atlantic Electric & Gas

AEP                      American Electric Power

AFUDC                    Allowance for Funds Used During Construction

ALJ                      Administrative Law Judge

APBO                     Accounting Principles Board Opinion

ARB                      Accounting Research Bulletin

BCAP                     Biennial Cost Allocation Proceeding

Bcf                      One Billion Cubic Feet (of natural gas)

California Utilities     Southern California Gas Company and San Diego
                         Gas & Electric

CEC                      California Energy Commission

CEMA                     Catastrophic Event Memorandum Account

CFE                      Comision Federal de Electricidad

CPUC                     California Public Utilities Commission

DGN                      Distribuidora de Gas Natural

DOE                      Department of Energy

DSM                      Demand Side Management

DTSC                     Department of Toxic Substance Control

DWR                      Department of Water Resources

Edison                   Southern California Edison Company

EITF                     Emerging Issues Task Force

El Paso                  El Paso Natural Gas Company

Elk Hills                Elk Hills Power

EMFs                     Electric and Magnetic Fields

EPS                      Earnings per Share

ERMG                     Energy Risk Management Group

ERMOC                    Energy Risk Management Oversight Committee

ESOP                     Employee Stock Ownership Plan

FASB                     Financial Accounting Standards Board

FERC                     Federal Energy Regulatory Commission

FIN                      FASB Interpretation Number

FSP                      FASB Staff Position

GCIM                     Gas Cost Incentive Mechanism

GIR                      Gas Industry Restructuring

ICIP                     Incremental Cost Incentive Pricing

ICWUC                    International Chemical Workers' Union Council

IOUs                     Investor-Owned Utilities

IRS                      Internal Revenue Service

ISO                      Independent System Operator

ISFSI                    Independent Spent Fuel Storage Facility

Liberty                  Liberty Gas Storage

LIBOR                    London Interbank Offered Rate

LIFO                     Last In First Out inventory costing method

LNG                      Liquefied Natural Gas

Luz del Sur              Luz del Sur S.A.A.

MGP                      Manufactured-Gas Plants

mmbtu                    Million British Thermal Units
                         (of natural gas)

MW                       Megawatt

NRC                      Nuclear Regulatory Commission

OIR                      Order Instituting Ratemaking

ORA                      Office of Ratepayer Advocates

OTC                      Over-the-counter

PBR                      Performance-Based Ratemaking/Regulation

PE                       Pacific Enterprises

PGE                      Portland General Electric Company

PIER                     Public Interest Energy Research

PRP                      Potentially Responsible Party

PSEG                     Public Service Enterprise Group

PX                       Power Exchange

QF                       Qualifying Facility

QUIPS                    Quarterly Income Preferred Securities

RD&D                     Research, Development and Demonstration

ROE                      Return on Equity

ROR                      Return on Ratebase

SDG&E                    San Diego Gas & Electric Company

SFAS                     Statement of Financial Accounting Standards

Shell                    Shell International Gas Limited

SoCalGas                 Southern California Gas Company

SONGS                    San Onofre Nuclear Generating Station

SWPL Southwest Powerlink, a transmission line connecting San Diego to Phoenix and intermediate points.

Sunat                    Peruvian tax authorities

TDM                      Termoelectrica de Mexicali

Topaz                    Topaz Power Partners

Trust                    ESOP Trust

UCAN                     Utility Consumers Action Network

UWUA                     Utility Workers' Union of America

VaR                      Value at Risk

VIE                      Variable Interest Entity