Form 10-Q
period 2005-03-31
SEMPRA ENERGY
filed 2005-05-04
CIK 1032208

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2005
                              -------------------------------------

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
                                               Yes   X      No
                                                   -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                               Yes   X      No
                                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on April 30, 2005:       239,265,771
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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States and other countries; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the outcome of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions, except per share amounts)
                                                                     Three months ended
                                                                          March 31,
                                                                     ------------------
                                                                       2005       2004
                                                                     -------    -------
OPERATING REVENUES
California utilities:
  Natural gas                                                        $ 1,433    $ 1,333
  Electric                                                               394        381
Other                                                                    865        646
                                                                     -------    -------
    Total operating revenues                                           2,692      2,360
                                                                     -------    -------
OPERATING EXPENSES
California utilities:
  Cost of natural gas                                                    913        824
  Cost of electric fuel and purchased power                              145        127
Other cost of sales                                                      584        327
Other operating expenses                                                 542        521
Depreciation and amortization                                            161        165
Franchise fees and other taxes                                            68         64
                                                                     -------    -------
    Total operating expenses                                           2,413      2,028
                                                                     -------    -------
Operating income                                                         279        332
Other income, net                                                         17          5
Interest income                                                           11         23
Interest expense                                                         (74)       (80)
Preferred dividends of subsidiaries                                       (2)        (2)
                                                                     -------    -------
Income from continuing operations before income taxes                    231        278
Income tax expense                                                         8         57
                                                                     -------    -------
Income from continuing operations                                        223        221
Loss from discontinued operations, net of tax (Note 4)                    --        (24)
                                                                     -------    -------
Net income                                                           $   223    $   197
                                                                     =======    =======
Basic earnings per share:
  Income from continuing operations                                  $  0.96    $  0.97
  Discontinued operations, net of tax                                     --      (0.11)
                                                                     -------    -------
  Net income                                                         $  0.96    $  0.86
                                                                     =======    =======
  Weighted-average number of shares outstanding (thousands)          232,939    228,055
                                                                     =======    =======

Diluted earnings per share:
  Income from continuing operations                                  $  0.92    $  0.96
  Discontinued operations, net of tax                                     --      (0.11)
                                                                     -------    -------
  Net income                                                         $  0.92    $  0.85
                                                                     =======    =======
  Weighted-average number of shares outstanding (thousands)          241,105    231,136
                                                                     =======    =======
Dividends declared per share of common stock                         $  0.29    $  0.25
                                                                     =======    =======

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                         March 31,     December 31,
                                                           2005            2004
                                                       -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                               $    609       $    419
  Short-term investments                                        12             15
  Trade accounts receivable, net                               772            950
  Other accounts and notes receivable, net                     102             82
  Due from unconsolidated affiliate                              5              4
  Deferred income taxes                                         47             15
  Interest receivable                                           47             80
  Trading-related receivables and deposits, net              2,442          2,606
  Derivative trading instruments                             3,023          2,339
  Commodities owned                                          1,201          1,547
  Regulatory assets arising from fixed-price
    contracts and other derivatives                            143            152
  Other regulatory assets                                      107            103
  Inventories                                                   70            172
  Other                                                        196            222
                                                          --------       --------
  Current assets of continuing operations                    8,776          8,706
  Current assets of discontinued operations                     60             70
                                                          --------       --------
    Total current assets                                     8,836          8,776
                                                          --------       --------


Investments and other assets:
  Due from unconsolidated affiliates                            27             42
  Regulatory assets arising from fixed-price
    contracts and other derivatives                            470            500
  Other regulatory assets                                      601            619
  Nuclear decommissioning trusts                               613            612
  Investments                                                1,147          1,164
  Sundry                                                       821            844
                                                          --------       --------
    Total investments and other assets                       3,679          3,781
                                                          --------       --------


Property, plant and equipment:
  Property, plant and equipment                             16,441         16,203
  Less accumulated depreciation and amortization            (5,196)        (5,117)
                                                          --------       --------
    Property, plant and equipment, net                      11,245         11,086
                                                          --------       --------
Total assets                                              $ 23,760       $ 23,643
                                                          ========       ========


See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                         March 31,     December 31,
                                                           2005            2004
                                                       -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt                                         $    340       $    405
  Accounts payable - trade                                     594          1,020
  Accounts payable - other                                      98            106
  Due to unconsolidated affiliates                              --            205
  Income taxes payable                                         255            187
  Trading-related payables                                   2,795          3,182
  Derivative trading instruments sold,
    not yet purchased                                        2,414          1,484
  Commodities sold with agreement to repurchase                291            513
  Dividends and interest payable                               132            123
  Regulatory balancing accounts, net                           599            509
  Fixed-price contracts and other derivatives                  146            157
  Current portion of long-term debt                            394            398
  Temporary LIFO liquidation                                   200             --
  Other                                                        780            776
                                                          --------       --------
  Current liabilities of continuing operations               9,038          9,065
  Current liabilities of discontinued operations                 7             17
                                                          --------       --------
    Total current liabilities                                9,045          9,082
                                                          --------       --------
Long-term debt                                               4,132          4,192
                                                          --------       --------
Deferred credits and other liabilities:
  Due to unconsolidated affiliates                             162            162
  Customer advances for construction                            94             97
  Postretirement benefits other than pensions                  127            129
  Deferred income taxes                                        386            420
  Deferred investment tax credits                               77             78
  Regulatory liabilities arising from cost
    of removal obligations                                   2,386          2,359
  Regulatory liabilities arising from asset
    retirement obligations                                     330            333
  Other regulatory liabilities                                  72             67
  Fixed-price contracts and other derivatives                  472            500
  Asset retirement obligations                                 330            326
  Deferred credits and other                                   837            854
                                                          --------       --------
    Total deferred credits and other liabilities             5,273          5,325
                                                          --------       --------
Preferred stock of subsidiaries                                179            179
                                                          --------       --------
Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock (50 million shares authorized;
  none issued)                                                  --             --
Common stock (750 million shares authorized;
  239 million and 234 million shares outstanding at
  March 31, 2005 and December 31, 2004, respectively)        2,422          2,301
Retained earnings                                            3,114          2,961
Deferred compensation relating to ESOP                         (31)           (32)
Accumulated other comprehensive income (loss)                 (374)          (365)
                                                          --------       --------
Total shareholders' equity                                   5,131          4,865
                                                          --------       --------
Total liabilities and shareholders' equity                $ 23,760       $ 23,643
                                                          ========       ========
See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
                                                             Three months ended
                                                                  March 31,
                                                            -------------------
                                                              2005        2004
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $   223     $   197
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Loss from discontinued operations, net of tax                --          24
    Depreciation and amortization                               161         165
    Deferred income taxes and investment tax credits            (68)        (22)
    Other, net                                                    9          27
  Net changes in other working capital components               393         408
  Changes in other assets                                         4           7
  Changes in other liabilities                                   (3)        (13)
                                                            -------     -------
    Net cash provided by continuing operations                  719         793
    Net cash used in discontinued operations                     --          (2)
                                                            -------     -------
    Net cash provided by operating activities                   719         791
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment               (269)       (219)
  Proceeds from sale of assets                                    6         363
  Investments in and acquisitions of subsidiaries,
    net of cash acquired                                         (1)         (7)
  Dividends received from affiliates                              2          10
  Other, net                                                     16          10
                                                            -------     -------
    Net cash provided by (used in) investing activities        (246)        157
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                         (50)        (48)
  Issuances of common stock                                      90          35
  Repurchases of common stock                                    (6)         (2)
  Issuances of long-term debt                                    --          21
  Redemption of mandatorily redeemable preferred securities    (200)         --
  Payments on long-term debt                                    (50)       (857)
  Increase (decrease) in short-term debt, net                   (64)        134
  Other, net                                                     (3)         (2)
                                                            -------     -------
    Net cash used in financing activities                      (283)       (719)
                                                            -------     -------
Increase in cash and cash equivalents                           190         229
Cash and cash equivalents, January 1                            419         409
                                                            -------     -------
Cash and cash equivalents, March 31                         $   609     $   638
                                                            =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized               $    73     $    85
                                                            =======     =======
Income tax payments, net of refunds                         $     5     $    29
                                                            =======     =======
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Common dividends paid in stock                              $     9     $     9
                                                            =======     =======

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 holding company. Sempra Energy's subsidiaries include San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas) (collectively referred to herein as the California Utilities); Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses; and Sempra Financial and additional smaller businesses. The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its consolidated subsidiaries.

The accompanying Consolidated Financial Statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal recurring nature. On December 1, 2004, Sempra Energy Solutions' commodities business was absorbed into Sempra Commodities, while its other businesses, energy services and facilities management, are now part of Sempra Generation. As a result, certain amounts for the quarter ended March 31, 2004 have been revised to conform to the current year's presentation.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report).

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

The company follows the guidance of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The carrying amount of goodwill (included in Noncurrent Sundry Assets on the Consolidated Balance Sheets) was $188 million as of March 31, 2005 and December 31, 2004.

The California Utilities account for the economic effects of regulation on utility operations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following table provides the components of benefit costs for the quarters ended March 31:

                                                                Other
                                    Pension Benefits    Postretirement Benefits
                                   --------------------------------------------
(Dollars in millions)               2005       2004         2005       2004
-------------------------------------------------------------------------------
Service cost                        $ 14       $ 13         $  7       $  6
Interest cost                         39         38           14         14
Expected return on assets            (38)       (38)         (10)        (9)
Amortization of:
  Transition obligation               --         --           --          2
  Prior service cost                   3          2           (1)        --
  Actuarial loss                       3          3            2          3
Regulatory adjustment                (13)        (8)           1         (1)
                                   --------------------------------------------
Total net periodic benefit cost     $  8       $ 10         $ 13       $ 15
-------------------------------------------------------------------------------

Note 9 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contribution to its pension and other postretirement benefit plans in 2005. For the quarter ended March 31, 2005, $2 million and $12 million of contributions have been made to its pension and other postretirement benefit plans, respectively.

In accordance with Financial Accounting Standards Board (FASB) Staff Position 106-2, the net periodic postretirement benefit costs for the quarter ended March 31, 2005 were reduced by $3 million, before regulatory adjustments, to reflect the expected subsidy as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, for the quarter ended March 31, 2005 and 2004 are as follows (dollars in millions):

                                                  2005       2004
------------------------------------------------------------------
Balance as of January 1                          $ 348*     $ 337*
Accretion expense                                    6          6
Payments                                            (2)        (3)
                                                 ------     ------
Balance as of March 31                           $ 352*     $ 340*
------------------------------------------------------------------

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

At March 31, 2005 and December 31, 2004, the estimated removal costs recorded as a regulatory liability were $1.5 billion and $1.4 billion, respectively, for SoCalGas, and $926 million and $913 million, respectively, for SDG&E.

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: In December 2004, the FASB issued SFAS 123 (revised), a revision of SFAS 123, Accounting for Stock-Based Compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services received. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and gives companies three alternative transition methods. The company has not determined the transition method it will use. The effective date of this statement is January 1, 2006 for the company.

The following table provides the pro forma effects that would have resulted if stock options had been expensed.

                                                           Quarters ended
                                                              March 31,
                                                       ---------------------
(Dollars in millions,
except per share amounts)                                 2005         2004
----------------------------------------------------------------------------
Net income as reported                                  $  223       $  197
Stock-based employee compensation expense
   reported in net income, net of income tax                 7            5
Total stock-based employee compensation
   under fair value method for all awards,
   net of income tax                                        (8)          (6)
                                                       ---------------------
Pro forma net income                                    $  222       $  196
                                                       =====================

Net income per share:
   Basic--as reported                                   $ 0.96       $ 0.86
                                                       =====================
   Basic--pro forma                                     $ 0.95       $ 0.86
                                                       =====================
   Diluted--as reported                                 $ 0.92       $ 0.85
                                                       =====================
   Diluted--pro forma                                   $ 0.92       $ 0.85
                                                       =====================
------------------------------------------------------------------------------

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46): Contracts under which SDG&E acquires power from generation facilities otherwise unrelated to SDG&E could result in a requirement for SDG&E to consolidate the entity that owns the facility. As permitted by the interpretation, SDG&E is continuing the process of determining whether it has any such situations and, if so, gathering the information that would be needed to perform the consolidation. The effects of this, if any, are not expected to significantly affect the financial position of SDG&E and there would be no effect on results of operations or liquidity.

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143": Issued in March 2005, FIN 47 clarifies that the term conditional asset-retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report. The company has not determined the effect of FIN 47 on its financial position or results of operations.

FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004": As discussed in the 2004 Annual Report, the company has not completed its evaluation of the repatriation provision and does not expect to make a decision on the amount of such repatriations, if any, until the fourth quarter of 2005. Among other things, the decision will depend on the level of earnings outside the U.S., the debt level between the company's U.S. and non-U.S. affiliates, and administrative guidance from the Internal Revenue Service.

NOTE 3. OTHER FINANCIAL DATA

Earnings per Share (EPS)

The following tables provide the per share computations of income from continuing operations.

                                Quarter ended March 31, 2005
                           --------------------------------------
                           Income         Shares          Per
                           (millions)     (thousands)     Share
                           (numerator)    (denominator)   Amounts
                           -----------    -------------   -------
Basic EPS:
Income from continuing
 operations                $      223       232,939       $  0.96
                                                          =======
Effect of dilutive
 securities:
  Stock options and
    restricted stock
    awards                         --         4,083 *
  Equity Units                     --         4,083 *
                            ---------     ---------
Diluted EPS:
Income from continuing
 operations                 $     223       241,105       $  0.92
                            =========     =========       =======

* That these amounts are the same is coincidental.

                                Quarter ended March 31, 2004
                           --------------------------------------
                           Income         Shares          Per
                           (millions)     (thousands)     Share
                           (numerator)    (denominator)   Amounts
                           -----------    -------------   -------
Basic EPS:
Income from continuing
 operations                $      221       228,055       $  0.97
                                                          =======
Effect of dilutive
 securities:
  Stock options and
    restricted stock
    awards                         --         2,574
  Equity Units                     --           507
                            ---------     ---------
Diluted EPS:
Income from continuing
 operations                 $     221       231,136       $  0.96
                            =========     =========       =======

Additional information regarding the Equity Units is provided in Note 13 of the notes to Consolidated Financial Statements in the Annual Report.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.
                                                 Quarters ended
                                                    March 31,
                                                 --------------
(Dollars in millions)                              2005    2004
---------------------------------------------------------------

Net income                                        $ 223   $ 197

Foreign currency adjustments                        (15)      4

Financial instruments, net of income tax
 (benefit) of $2 and $(1), respectively (Note 5)      8      (5)

Available-for-sale securities,
  net of income tax of $1                            (2)     --
                                                  --------------
Comprehensive income                              $ 214   $ 196
----------------------------------------------------------------

Available-for-Sale Securities

Sempra Commodities had $8 million and $14 million of available-for-sale securities included in Investments at March 31, 2005 and December 31, 2004, respectively. Additionally, Sempra Commodities recorded $1 million in purchases and $6 million in sales of available-for-sale securities for the quarter ended March 31, 2005. The cost basis of the sales was determined by the specific identification method and a gain of $2 million, net of income tax, was realized as a result of the sales. There were $2 million and $4 million in unrealized gains, net of income tax, in Accumulated Other Comprehensive Income (Loss) at March

31, 2005 and December 31, 2004, respectively, related to these securities.

Company Repurchases of Common Stock

On April 5, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, at any time and from time to time, in the open market, in negotiated transactions and otherwise. Such authorization supersedes a prior authorization to expend up to $100 million to purchase shares that was adopted on March 7, 2000 and of which $82.8 million remained unutilized.

NOTE 4. DISCONTINUED OPERATIONS

In the first quarter of 2004, Sempra Energy's board of directors approved management's plan to dispose of its interest in Atlantic Electric & Gas Limited (AEG), a marketer of power and natural gas commodities to commercial and residential customers in the United Kingdom. In April 2004, AEG went into administrative receivership and substantially all of the assets were sold. This transaction resulted in an after-tax loss of $2 million in the second quarter of 2004, which was reported separately on the Statements of Consolidated Income.

AEG's balance sheet data are summarized below:

                                              March 31,         December 31,
(Dollars in millions)                           2005                2004
----------------------------------------------------------------------
Assets:
  Accounts receivable                          $  27               $  37
  Other current assets                            33                  33
                                              ------              ------
Total assets                                   $  60               $  70
                                              ------              ------

Total liabilities (all current)                $   7               $  17
----------------------------------------------------------------------

NOTE 5. FINANCIAL INSTRUMENTS

Accounting for Derivative Instruments and Hedging Activities

In accordance with SFAS 133 and related amendments SFAS 138 and 149 (collectively SFAS 133), derivative instruments and related hedges are recognized as assets or liabilities on the balance sheet (measured at fair value) and changes in their fair values are recognized in earnings unless the derivative qualifies as an accounting hedge.

SFAS 133 provides for hedge accounting treatment when certain criteria are met. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the item to which the risk being hedged is related; therefore, there is no effect on net income.

For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not in net income until the corresponding hedged transaction is similarly reflected. Any ineffective portion is reported in earnings immediately. For the quarter ended March 31, 2005, pre-tax income arising from the ineffective portion of interest-rate swaps included $4 million recorded in Other Income on the Statements of Consolidated Income. There was no effect on net income for the quarter ended March 31, 2004.

The effect of cash flow hedges on other comprehensive income (loss) for the quarters ended March 31, 2005 and 2004 was $8 million and $(5) million, respectively. The balances in Accumulated Other Comprehensive Income (Loss) at March 31, 2005 and December 31, 2004 related to cash flow hedges were $(31) million and $(39) million, respectively.

The company utilizes derivative instruments to reduce its exposure to unfavorable changes in commodity prices, which are subject to significant and often volatile fluctuation. Derivative instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and, in the case of the California Utilities, the prices to be charged to their customers. At the California Utilities, the use of derivative financial instruments is subject to certain limitations imposed by company policy and regulatory requirements.

The company classifies its forward contracts as follows:

Contracts that meet the definition of normal purchases and sales, i.e., those that rarely settle by means other than physical delivery of the commodities involved in the transaction, are eligible for the normal purchases and sales exception of SFAS 133, whereby they are accounted for under accrual accounting and recorded in Revenues or Cost of Sales on the Statements of Consolidated Income at the time of delivery.

Electric and Natural Gas Purchases and Sales:

As they relate to the California Utilities, the unrealized gains and losses related to forward contracts are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates. If gains and losses at the California Utilities are not recoverable or payable through future rates, the California Utilities apply hedge accounting if certain criteria are met. When a contract no longer meets the hedging requirements of SFAS 133, the unrealized gains and losses and the related regulatory asset or liability will be amortized over the remaining contract life.

The transactions associated with fixed-price contracts and other derivatives had no material impact on the Statements of Consolidated Income for the quarter ended March 31, 2005. For the quarter ended March 31, 2004, pre-tax income from transactions associated with fixed-price contracts and other derivatives included $13 million recorded in Other Income on the Statements of Consolidated Income.

Market Risk

The company's policy is to use derivative physical and financial instruments to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and commodity prices. The company also uses and trades derivative instruments in its trading and marketing of energy and other commodities. Transactions involving these instruments are with major exchanges and other firms believed to be credit-worthy. The use of these instruments exposes the company to market and credit risk, which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Interest-Rate Risk Management

As described in Note 6 of the notes to Consolidated Financial
Statements in the Annual Report, the company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower the overall cost of borrowing.

Energy Derivatives

The company utilizes derivative instruments to reduce its exposure to unfavorable changes in energy prices, which are subject to significant and often volatile fluctuation. Derivative instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received.

Energy Contracts

The California Utilities record transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, in the Statements of Consolidated Income. For open contracts not expected to result in physical delivery, changes in the market value of the contracts are recorded in these accounts during the period the contracts are open, with an offsetting entry to a regulatory asset or liability. The majority of the California Utilities' contracts result in physical delivery.

Sempra Commodities

Sempra Commodities derives revenue from market making and trading activities, as a principal, in natural gas, electricity, petroleum products, metals and other commodities, for which it quotes bid and asked prices to other market makers and end users. It also earns trading profits as a dealer by structuring and executing transactions that permit its counterparties to manage their risk profiles. Sempra Commodities utilizes derivative instruments to reduce its exposure to unfavorable changes in market prices, which are subject to significant and often volatile fluctuation. These instruments include futures, forwards, swaps and options, and represent contracts with counterparties under which payments are linked to or derived from energy market indices or on terms predetermined by the contract, which may or may not be financially settled by Sempra Commodities. Sempra Energy guarantees many of Sempra Commodities' transactions.

Sempra Commodities also derives a portion of its revenue from delivering electric and natural gas supplies to its commercial and industrial customers. Such contracts are hedged to preserve margin and reduce market risk. The derivative instruments used to hedge the transactions include swaps, forwards, futures, options or combinations thereof.

Trading instruments for all activities are recorded by Sempra Commodities on a trade-date basis and the majority of such derivative instruments are adjusted daily to current market value with gains and losses recognized in Other Operating Revenues on the Statements of Consolidated Income. These instruments are included on the Consolidated Balance Sheets as trading assets or trading liabilities and include amounts due from commodity clearing organizations, amounts due to or from trading counterparties, unrealized gains and losses from exchange-traded futures and options, derivative over-the-counter (OTC) swaps, forwards and options. Unrealized gains and losses on OTC transactions reflect amounts that would be received from or paid to a third party upon settlement of the contracts. Unrealized gains and losses on OTC transactions are reported separately as assets and liabilities unless a legal right of setoff exists under an enforceable netting arrangement. Other derivatives that qualify as hedges are accordingly recorded under hedge accounting.

As a result of the rescission of Emerging Issues Task Force (EITF) 98-10 (discussed in Note 1 of the notes to Consolidated Financial Statements in the Annual Report) energy commodity inventory is being recorded at the lower of cost or market; however metals inventories continue to be recorded at fair value in accordance with Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins.

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

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities, approximate the following:

                                                  March 31, December 31,
(Dollars in millions)                               2005       2004
-----------------------------------------------------------------------
TRADING ASSETS

Trading-related receivables and deposits, net:
    Due from trading counterparties                $ 2,164    $ 2,371
    Due from commodity clearing organizations
       and clearing brokers                            278        235
                                                   -------------------
                                                     2,442      2,606
                                                   -------------------
Derivative trading instruments:
    Unrealized gains on swaps and forwards           1,889      1,607
    OTC commodity options purchased                  1,134        732
                                                   -------------------
                                                     3,023      2,339
                                                   -------------------
Commodities owned                                    1,201      1,547
                                                 ---------------------
Total trading assets                               $ 6,666    $ 6,492
----------------------------------------------------------------------
TRADING LIABILITIES

Trading-related payables                           $ 2,795    $ 3,182
                                                   -------------------
Derivative trading instruments sold,
  not yet purchased:
    Unrealized losses on swaps and forwards          1,789      1,232
    OTC commodity options written                      625        252
                                                   -------------------
                                                     2,414      1,484
                                                   -------------------
Commodities and securities sold with agreement
   to repurchase                                       291        513
                                                 ---------------------

Total trading liabilities                          $ 5,500    $ 5,179
-----------------------------------------------------------------------

At Sempra Commodities, market risk from market-making and trading activities arises from the potential for changes in the value of physical and financial instruments resulting from fluctuations in prices and basis for natural gas, electricity, petroleum, petroleum products, metals and other commodities. Market risk is also affected by changes in volatility and liquidity in markets in which these instruments are traded. Market risk for electric and natural gas delivery contract activity from fluctuations in natural gas or electricity prices is reduced by Sempra Commodities' hedging strategy as described above.

Sempra Commodities' credit risk from physical and financial instruments as of March 31, 2005 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange-traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with its retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities at March 31, 2005 and December 31, 2004, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $1.4 billion and $1.1 billion at March 31, 2005 and December 31, 2004, respectively.

                                           March 31,  December 31,
(Dollars in millions)                        2005         2004
------------------------------------------------------------------
Counterparty credit quality*

      Commodity exchanges                  $   278        $   235
      AAA                                       20              7
      AA                                       404            259
      A                                        635            562
      BBB                                      967            680
      Below investment grade and not rated     571            532
                                        --------------------------
               Total                       $ 2,875        $ 2,275
                                        --------------------------

* As determined by rating agencies or internal models intended to approximate rating-agency determinations.

NOTE 6. CALIFORNIA UTILITIES' REGULATORY MATTERS

COST OF SERVICE FILINGS

There has been no resolution of SDG&E's Petition for Modification or Application for Rehearing filed in December 2004 and January 2005, respectively, to increase revenues for each of 2004 and 2005 by $10 million to correct what SDG&E believes was a computational error by the California Public Utilities Commission (CPUC) concerning SDG&E's nuclear electric rate revenues.

In July 2004, the California Utilities filed with the CPUC a proposed settlement of Phase II of their cost of service proceedings, addressing attrition allowances and performance-based incentive mechanisms. On March 17, 2005, the CPUC approved the settlement and adopted related performance measures and incentives.

The CPUC's decision establishes an indexing methodology for post-test-year ratemaking which includes inflation adjustments and earnings-sharing mechanisms. The decision is retroactive to January 1, 2005 and is applicable to years 2005-2007. It eliminates earnings sharing that would otherwise have been applicable for 2004 and incentive awards for 2004.

For the years 2005-2007, the California Utilities' authorized base-rate revenues will be annually increased by the increase in the Consumer

Price Index, subject to minimum and maximum percentage increases that vary with the particular utility and increase yearly. The annual minimum percentage increases range from 2.0% to 3.8% and the annual maximum percentage increases range from 3.0% to 4.8%. For these years, any utility base-rate earnings that exceed the CPUC-authorized rate of return on ratebase plus 0.5 percentage point will be shared with customers, in proportions that vary with the amount of the excess, beginning with customers' receiving 75% of the excess, declining to 25% as the excess increases. The decision authorizes either utility to file for a suspension of the indexing and sharing mechanisms if its base-rate earnings for any year are at least 1.75 percentage points below its authorized rate of return and authorizes others to file for a suspension if either utility's base-rate earnings for any year are at least 1.75 percentage points above its authorized rate of return. The mechanisms will be automatically suspended for either utility if its base-rate earnings for either 2005 or 2006 are at least 3 percentage points above or below its authorized rate of return.

The decision also establishes formula-based performance measures for customer service, safety and reliability. These provide symmetrical annual reward and penalty potentials aggregating approximately $22 million.

With the end of the Incremental Cost Incentive Mechanism in 2003, SDG&E's San Onofre Nuclear Generating Station (SONGS) ratebase restarted at $0 on January 1, 2004 and, therefore, SDG&E's earnings from SONGS are now generally limited to a return on new capital additions.

Southern California Edison (Edison), the operator of SONGS, has applied for CPUC approval to replace SONGS' steam generators, which Edison stated would require an estimated capital expenditure of $782 million. Hearings before the CPUC on Edison's application were completed on February 11, 2005 and a final decision addressing the cost effectiveness of the steam generator project is expected during the second half of 2005. SDG&E had elected not to participate in the project. SDG&E nonparticipation would result in a reduction in its ownership in the project and a proportionate reduction in its share of SONGS' output. On February 18, 2005, an arbitrator issued a decision that, based upon Edison's cost calculations, would result in SDG&E's ownership interest in SONGS and its related share of SONGS' output being reduced to zero if SDG&E continues to decline to participate in the project. If this were to occur, SDG&E would seek to recover its investments in SONGS made since January 1, 2004 ($35 million) and any future SONGS investments until the reduced ownership becomes effective, and its return on those investments. The arbitration decision is subject to CPUC review and approval, with a CPUC decision expected in 2006. The CPUC could require SDG&E to participate in the project or, if the reductions of SDG&E's ownership percentage resulting from the CPUC final decision were to be unacceptable, SDG&E may elect to participate.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings before CPUC approval of the award is received. No incentive awards were approved during the first quarter of 2005.

On December 30, 2004, a joint settlement agreement between the California Utilities and the CPUC's Office of Ratepayers Advocates (collectively, the joint parties) was filed with the CPUC for approval. The settlement agreement resolves all outstanding shareholder earnings claims filed with the CPUC commencing in 2000 associated with DSM, energy efficiency and low-income energy efficiency programs and those claims that would have been filed through 2007 (for SDG&E's DSM programs through 1997 and through various dates for the efficiency programs) and 2009 (for SoCalGas' DSM programs through 1999 and through various dates for the efficiency programs). The proposed settlement is for $73 million and $14 million, respectively, for SDG&E and SoCalGas (including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested). The $14 million would be included in 2005 income. Approximately $40 million of the $73 million, depending on the timing of the CPUC approval, would be included in 2005 income. The joint parties requested expeditious approval of the settlement agreement, without modification. A CPUC decision is expected in the second or third quarter of 2005.

Other performance incentives pending CPUC approval at March 31, 2005 and, therefore, not included in the company's earnings were (dollars in millions):

Program                     SoCalGas     SDG&E      Total
-----------------------------------------------------------
2003 Distribution PBR        $   --      $  8.2    $  8.2
GCIM/natural gas PBR            2.4         0.2       2.6
2003 safety                     0.5          --       0.5
-----------------------------------------------------------
Total                        $  2.9      $  8.4    $ 11.3
-----------------------------------------------------------

The cumulative amount of awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $65.3 million, substantially all of which has been included in net income.

SDG&E's ELECTRIC RESOURCES

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

In October 2003, the CPUC initiated a proceeding to consider a permanent methodology for allocating the DWR's revenue requirement beginning in 2004 through the remaining life of the DWR contracts
(2013). On December 2, 2004, the CPUC issued a decision that would shift $790 million of the costs to SDG&E's customers over that period and subsequently initiated consideration of other methods, one of which could increase that amount by an additional $450 million. On December

20, 2004, SDG&E filed an application for rehearing of the December 2, 2004 decision, arguing that the CPUC reached its decision without the proper evidentiary review of the method of calculating above-market costs. On January 13, 2005, the CPUC acted to grant rehearing on that limited issue.

Such a shift would not affect SDG&E's net income, but would adversely affect its customers' commodity costs. In the near term, the effect on SDG&E's cash flows would be minor, but could become significant in later years unless rate ceilings imposed by Assembly Bill 1X, which froze total rates for most residential customers at the February 2001 level, are increased to provide more-contemporaneous recovery. Until January 1, 2016, CPUC Decision 04-12-048 provides SDG&E with a true-up triggering mechanism when an overcollection or undercollection in SDG&E's power procurement balancing account exceeds approximately five percent of the prior year's recorded electric commodity revenue.

SDG&E's long-term resource plan identifies the forecasted needs for capacity resources within its service territory to support transmission grid reliability. A 10-year resource plan was approved by the CPUC in December 2004, in a proceeding to consider utility resource planning, including energy efficiency, contracted power, demand response, qualifying facilities, renewable generation and distributed generation. Further discussion of this plan is included in the Annual Report. In December 2004, the CPUC also endorsed SDG&E's continued analysis and planning for a 500-kV transmission line. SDG&E expects to file for a new transmission line by the end of 2005.

RECOVERY OF CERTAIN DISALLOWED TRANSMISSION COSTS

The Federal Court of Appeals has set oral argument for May 9, 2005 on SDG&E's appeal of a Federal Energy Regulatory Commission (FERC) decision that denied SDG&E recovery in its transmission rates of the differentials between certain payments to SDG&E by its co-owners of the Southwest Powerlink (SWPL) and charges assessed to SDG&E under the California Independent System Operator (ISO) FERC tariff. As a result of the FERC decision, SDG&E has been and is incurring unreimbursed costs of $5 million to $11 million per year, including $2.7 million in the first quarter of 2005.

In July 2001, SDG&E filed an arbitration claim against the ISO, claiming the ISO should not charge SDG&E for the transmission losses attributable to its SWPL co-owners' energy schedules. In October 2003, the arbitrator awarded SDG&E all amounts claimed, which totaled $22 million, including interest, as of the time of the award. The ISO appealed this result to the FERC and a decision on this appeal is pending.

SDG&E has also challenged at the FERC the ISO's grid management charges assessed on the subject SWPL schedules. In January 2004, the FERC denied rehearing of its Opinion No. 463, which upheld such charges on the subject SWPL schedules for 2001 through 2003, but ordered certain refunds to SDG&E. The refunds are pending before the FERC. In March 2004, SDG&E petitioned the U.S. Court of Appeals for review of these FERC orders. The court has held SDG&E's appeal in abeyance pending the FERC's disposition of other parties' rehearing requests.

SDG&E has also commenced a private arbitration to reform the SWPL Participation Agreements to remove prospectively SDG&E's obligation to provide to its SWPL co-owners the services that result in unreimbursed ISO tariff charges. The parties have agreed to hold the arbitration in abeyance pending resolution of the related FERC proceedings.

SDG&E and the ISO have entered into discussions in an attempt to settle this matter.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted in January 2004 and is being addressed in two phases. A decision on Phase I was issued in September 2004; Phase II has had a prehearing conference and is awaiting CPUC direction on further proceedings. Further discussion of Phase I and Phase II is included in the Annual Report.

In Phase I, the CPUC's objective was to develop a process enabling the CPUC to review and approve new interstate capacity contracts before they are executed. The Phase I decision directed SoCalGas and SDG&E to file an application to establish proposals for transmission system integration, firm access rights and off-system delivery services. In Phase II, the CPUC will investigate the need for emergency natural gas storage reserves and the role of utilities in backstopping the noncore market, and address ratemaking policies. The focus of the OIR is the period from 2006 to 2016. Since Natural Gas Industry Restructuring
(GIR), as discussed in the Annual Report, would end in August 2006 and there is overlap between GIR and the OIR issues, a number of parties (including SoCalGas) have requested the CPUC not to implement GIR.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies.

Beginning in November 2004, the CPUC initiated an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. A final audit report, covering years 1997 through 2003, is due on August 31, 2005. The scope of the audit will be broader than the annual affiliate audit.

On May 2, 2005, the California Utilities filed with the CPUC the results of the annual independent audit of the California Utilities' transactions with other Sempra Energy affiliates. In response to a finding of the auditor that utility procurement information was improperly provided to an affiliated risk management consulting firm employed by Sempra Energy, the California Utilities will adopt the auditor's recommendation to perform risk management functions themselves rather than utilizing Sempra Energy's Risk Management Department.

ELECTRIC METERS

In March 2005, SDG&E submitted a proposal to the CPUC for installing advanced electric meters with integrated two-way communications. This advanced metering infrastructure (AMI) has the capability to measure usage at frequent intervals, and would enable SDG&E to establish rates that vary by time, thus encouraging customers to conserve and to shift usage from time periods of high prices or capacity constraints. AMI could also result in efficiency improvements by eliminating the need for manual meter reading and by streamlining the handling of outages and routine services by providing SDG&E with real-time diagnostics of customers' electric usage. Installing AMI would require spending $420 million over four years, including $13 million in 2005 if CPUC approval is received on a timely basis. A CPUC decision is expected by the first quarter of 2006.

SOUTHERN CALIFORNIA FIRES

The company had expected a decision on recovery of its costs during the first quarter of 2005. The assigned administrative law judge (ALJ) recently indicated that he now expects to issue a proposed decision during the second quarter of 2005.

NOTE 7. CONTINGENCIES

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance to respond to nuclear liability claims related to SONGS. The insurance provides coverage of $300 million, the maximum amount available. In addition, the Price-Anderson Act provides for up to $10.5 billion of secondary financial protection. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed to provide the secondary financial protection. SDG&E's total share would be $40 million, subject to an annual maximum assessment of $4 million, unless a default were to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.8 million in SDG&E's case).

The nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts (as defined by the Terrorism Risk Insurance Act) of terrorism-related SONGS losses, including replacement power costs. An industry aggregate limit of $300 million exists for liability claims. An industry aggregate limit of $3.24 billion exists for property claims, including replacement power costs, for non-certified acts of terrorism. These limits are the maximum amount to be paid to members who sustain losses or damages from these non-certified terrorist acts. For certified acts of terrorism, the individual policy limits stated above apply.

Further information is provided in the Annual Report.

ARGENTINE INVESTMENTS

As a result of the devaluation of the Argentine peso at the end of 2001 and subsequent further declines, Sempra Pipelines & Storage reduced the carrying value of its investment downward by a cumulative total of $196 million as of March 31, 2005 ($198 million as of December 31, 2004). These non-cash adjustments continue to occur based on fluctuations in the Argentine peso. They do not affect net income, but increase or decrease Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss).

A decision is expected in 2006 on Sempra Pipelines & Storage's arbitration proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of Sempra Pipelines & Storage's investments that has resulted from Argentine governmental actions. Sempra Energy also has a $48.5 million political-risk insurance policy under which it filed a claim to recover a portion of the investments' diminution in value, which could be resolved in 2005.

LITIGATION

Except for the matters referred to below, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Further background on these matters is provided in the Annual Report. At March 31, 2005, the company had accrued $249 million to provide for the costs of legal proceedings, of which $235 million related to cases arising from the 2000-2001 California energy crisis. Management believes that none of these matters will have material adverse effect on the company's financial condition.

DWR Contract

In 2003, Sempra Generation was awarded judgment in its favor in a state civil action between Sempra Generation and the DWR, in which the DWR sought to void its 10-year contract expiring in 2011 under which the company sells electricity to the DWR. The DWR filed an appeal of this ruling in January 2004. Oral argument on the appeal was held in March 2005, with a decision by the appellate court expected during 2005.

In 2003 the FERC issued orders upholding the DWR contract, as well as contracts between the DWR and other power suppliers, as consistent with the public interest. In December 2003, appeals of this matter filed by a number of parties, including the California Energy Oversight Board and the CPUC, were consolidated and assigned to the Ninth Circuit Court of Appeals. Oral argument on the appeal was held in December 2004, with a decision by the appellate court expected in 2005.

The DWR continues to accept scheduled power from Sempra Generation and has paid all amounts billed. However, the DWR has commenced an arbitration proceeding disputing Sempra Generation's performance on various operational matters and has disputed a portion of the billings and the manner of certain deliveries. Sempra Generation believes the DWR's claims are without merit. In November 2004, the arbitration panel denied Sempra Generation's motion to dismiss claims. Arbitration is expected to occur in mid-2005.

California Energy Crisis

Dramatic increases in the prices of electricity and natural gas in California during 2000 and 2001 have resulted in many, often duplicative, governmental investigations, regulatory proceedings and lawsuits involving numerous energy companies seeking recovery of tens of billions of dollars for allegedly unlawful activities asserted to have caused or contributed to increased energy prices. The material proceedings that involve the company are summarized below.

     Natural Gas Cases

Class-action and individual antitrust and unfair competition lawsuits filed in 2000 and thereafter, and currently consolidated in San Diego Superior Court, allege that Sempra Energy, SoCalGas and SDG&E, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In December 2003, the Court approved a settlement whereby the applicable El Paso entities will pay approximately $1.6 billion to resolve these claims (including cases involving unrelated claims not applicable to Sempra Energy, SoCalGas or SDG&E). The proceeding against Sempra Energy and the California Utilities has not been resolved and continues to be litigated. The plaintiffs' damage claims, as revised, assert damages of approximately $23 billion (after applicable trebling). Trial is scheduled to commence on September 2, 2005.

Similar lawsuits were filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. The claims against the Sempra Energy defendants in the Arizona lawsuit were settled in September 2004 for $150,000. The Nevada Attorney General's lawsuit remains pending.

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during 2000-2001. Several of the company's senior officers have testified at investigational hearings conducted by the California Attorney General's Office, and the company expects additional hearings to be held.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other company subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that this is a matter for the FERC to resolve. In January

2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

Between May 2003 and December 2004, 20 antitrust actions were filed against Sempra Energy, or one or more of its affiliates (the California Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades. On April 8, 2005, one of those lawsuits, filed in the Nevada U.S. District Court, was dismissed on the merits, on the grounds that the claims asserted were preempted by federal law and the Filed Rate Doctrine.

     Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries (SDG&E, Sempra Commodities and Sempra Generation, depending on the lawsuit), that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District, on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. That ruling was appealed to the Ninth Circuit U.S. Court of Appeals. In May 2003, the Port of Seattle filed a similar complaint against a number of energy companies, including Sempra Energy, Sempra Generation and Sempra Commodities. That action was dismissed by the San Diego U.S. District Court in May 2004. Plaintiff has appealed the decision. In May and June 2004, two lawsuits substantially identical to the Port of Seattle case were filed in Washington and Oregon U.S. District Courts. These cases were transferred to the San Diego U.S. District Court and motions to dismiss were granted in both cases on February 11, 2005, and plaintiffs have appealed. In October 2004, another case was filed in Santa Clara Superior Court against Sempra Generation, alleging substantively identical claims to those in the Port of Seattle case. This action was removed to the U.S. District Court in April 2005.

In September 2004, the Ninth Circuit U.S. Court of Appeals dismissed the suit against Sempra Energy, Sempra Commodities and Sempra Generation brought by the Snohomish County, Washington Public Utility District. The court ruled that the FERC, not civil courts, has exclusive jurisdiction over the matter. The company believes that this decision provides a precedent for the dismissal on the basis of federal preemption and the Filed Rate Doctrine of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets. Snohomish County has appealed the Ninth Circuit decision to the U.S. Supreme Court. On February 22, 2005, the U.S. Supreme Court issued an order seeking the Solicitor General's views as to whether review should be granted in the case.

On February 16, 2005, in connection with the California Senate Select Committee's investigation into Price Manipulation in the Wholesale Energy Market, Senator Dunn held a press conference and asserted that

Sempra Commodities committed perjury in denying that it had engaged in three types of Enron-like strategies. Senator Dunn stated that he intends to refer the matter to the Sacramento District Attorney's Office and to seek contempt charges from the state Senate. The company denies these charges and will defend the matters vigorously.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. A CPUC Administrative Law Judge-proposed decision highly critical of SoCalGas' natural gas purchase, sales, hedging and storage activities during the period has been rejected by the CPUC.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At March 31, 2005, the cumulative amount of shareholder awards, substantially all of which has been included in net income, was $65.3 million.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, as well as the company and its non-utility subsidiaries, contributed to the natural gas price spikes or issue an order terminating the investigation. No hearings have yet been scheduled and discovery is ongoing.

FERC Refund Proceedings

In December 2002, a FERC ALJ issued preliminary findings indicating that the California Power Exchange (PX) and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different estimate of natural gas prices. The March 26 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion for the same time period. Pending in the Ninth Circuit are various parties' appeals on aspects of the FERC's order. On April 12 and 13, 2005, the Ninth Circuit heard oral argument on issues relating to the scope of the refund proceeding and whether the FERC had jurisdiction to order refunds from governmental entities. Sempra Commodities previously established reserves for its likely share of the original $1.8 billion discussed above. During 2004 and in the first quarter of 2005, Sempra Commodities recorded additional reserves to reflect the estimated effect of the FERC's revision of the benchmark prices to be used by the FERC to calculate refunds, and Sempra Generation recorded its share of the 2004 amounts related to its transactions with Sempra Commodities.

In a separate complaint filed with the FERC in 2002, the California Attorney General challenged the FERC's authority to establish a market-based rate regime, and further contended that, even if such a regime were valid, electricity sellers had failed to comply with the FERC's quarterly reporting requirements. The Attorney General requested that the FERC order refunds from suppliers. The FERC dismissed the complaint and instead ordered sellers to restate their reports. After an appeal by the California Attorney General, the Ninth Circuit Court of Appeals upheld the FERC's authority to establish a market-based rate regime, but ordered remand of the case to the FERC for further proceedings, stating that failure to file transaction-specific quarterly reports gave the FERC authority to order refunds with respect to jurisdictional sellers. In October 2004, the FERC announced that it will not appeal the court's decision. Although a group of sellers has requested the Ninth Circuit to rehear this matter, the timing and substance of the FERC's response to the remand is not yet known. However, it is possible that the FERC could order refunds or disgorgement of profits for periods in addition to those covered by its prior refund orders and substantially increase the refunds that ultimately may be required to be paid by Sempra Commodities and other power suppliers.

At March 31, 2005, Sempra Commodities remains due approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the FERC refund case. The company believes adequate reserves have been recorded.

FERC Manipulation Investigation

The FERC is separately investigating whether there was manipulation of short-term energy markets in the western United States that would constitute violations of applicable tariffs and warrant disgorgement of associated profits. In this proceeding, the FERC's authority is not confined to the periods relevant to the refund proceeding. In May 2002, the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in various specific trading activities in violation of the PX and ISO tariffs.

On June 25, 2003, the FERC issued several orders requiring various entities to show cause why they should not be found to have violated California ISO and PX tariffs. First, the FERC directed 43 entities, including Sempra Commodities and SDG&E, to show cause why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. Second, the FERC directed more than 20 entities, including Sempra Commodities, to show cause why their activities, in partnership or in alliance with others, during the period between January 1, 2000 and June 20, 2001 did not constitute gaming and/or anomalous market behavior in violation of the tariffs. Remedies for confirmed violations could include disgorgement of profits and revocation of market-based rate authority. On October 31, 2003, Sempra Commodities agreed to pay $7.2 million in full resolution of these investigations. That liability was recorded as of December 31, 2003. The Sempra Commodities settlement was approved by the FERC on August 2, 2004. Certain California parties have sought rehearing on this order. SDG&E and the FERC resolved the matter through a settlement, which documents the ISO's finding that

SDG&E did not engage in market activities in violation of the ISO or PX tariffs, and in which SDG&E agreed to pay $27,792 into a FERC-established fund.

Settlement of Claims Associated with the FERC's Investigations

On January 13, 2005, SDG&E announced a $23.8 million settlement (including an unsecured claim in the Mirant bankruptcy proceeding valued at approximately $2.4 million), which resolves specified claims against merchant generator Mirant Corp. for the 2000-2001 energy crisis period. The settlement has received final CPUC, FERC and U.S. Bankruptcy Court (for Mirant) approval. The majority of the funds is expected to be received within 20 days of receiving FERC approval (on or before May 12, 2005) with the remainder contingent on certain actions by the FERC, the ISO and the PX. Receipt of the remaining amounts by SDG&E would take place at the conclusion of the FERC refund proceeding, now expected to be in early 2006. These funds would be received for the benefit of SDG&E's bundled customers and will reimburse SDG&E for the costs of litigating this matter. The unsecured claim in the bankruptcy proceeding is estimated to be paid out at a rate of 60 cents on the dollar and is not guaranteed. Funds associated with the unsecured claim will not be disbursed until a final decision is reached in the bankruptcy proceeding, expected in the third quarter of 2005.

Other Litigation

In May 2003, a federal judge issued an order finding that the Department of Energy's (DOE) environmental assessment of the Termoelectrica de Mexicali (TDM) plant and another, unrelated Mexicali power plant failed to evaluate the plants' environmental impact adequately and called into question the U.S. permits they received to build their cross-border transmission lines. In July 2003, the judge ordered the DOE to conduct additional environmental studies and denied the plaintiffs' request for an injunction blocking operation of the transmission lines, thus allowing the continued operation of the TDM plant. The DOE undertook to perform an Environmental Impact Study, which was completed in December 2004. Plaintiff may elect to dismiss its complaint or to further challenge the agency action. The U.S. permits were reissued in April 2005. If a stipulation of dismissal is not filed to terminate the litigation by August 15, 2005, the DOE will file a motion by August 22, 2005, showing cause why the court should not set aside the permits. In that event, court hearings may take place in the fourth quarter of 2005.

The Peruvian tax authorities have continued to claim that affiliate Luz del Sur owes additional income taxes, interest and penalties related to a 1996 revaluation of assets. In December 2004, the tax court ordered a third revaluation study of the asset values, which will be used as a basis for its decision. After the study is completed, the tax court has 90 business days to issue a verdict.

INCOME TAX MATTERS

Like all public companies of its size, the company's tax returns are routinely examined by federal and state tax agencies. Within the past several weeks the company resolved a number of issues in its federal and state income tax examinations that span the 1998-2001 period. Since not all issues have been resolved, the federal and state income tax liabilities for these years are not yet finally determined and the company continues to work with the agencies to answer questions they have and to resolve a number of unagreed issues.

At March 31, 2005, the company had provided $143 million for income tax issues not yet resolved with federal, state and foreign tax authorities.

Section 29 Income Tax Credits

On July 1, 2004, Sempra Financial sold its investment in an enterprise that earns Section 29 income tax credits. That investment comprised one-third of Sempra Energy's Section 29 participation and was sold because the company's alternative minimum tax position defers utilization of the credits in the determination of income taxes currently payable. The sale has been accounted for under the cost-recovery method, whereby future proceeds in excess of the carrying value of the investment will be recorded as income when received. As a result of this sale, Sempra Financial is no longer receiving Section 29 income tax credits.

The IRS has conducted various examinations of the partnerships associated with the Section 29 income tax credits, covering various years as recent as 2000, depending on the partnership. It has reported no change in the credits. From acquisition of the facilities in 1998, the company has generated Section 29 income tax credits of $371 million through March 31, 2005, of which $22 million was recorded for the quarter ended March 31, 2005.

If the recent increases in oil prices continue and do not reverse, a partial or complete phaseout of Section 29 tax credits may occur in 2005 or in subsequent years in accordance with Section 29 regulations. Sempra Commodities has entered into financial transactions to offset substantially the 2005 impact of any phaseout.

NOTE 8.  SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has four separately managed reportable segments (SoCalGas, SDG&E, Sempra Commodities and Sempra Generation), which are described in the Annual Report.

The accounting policies of the segments are described in the notes to Consolidated Financial Statements in the Annual Report, and segment performance is evaluated by management based on reported income. California utility transactions are based on rates set by the CPUC and the FERC. There were no significant changes in segment assets during the quarter ended March 31, 2005.

---------------------------------------------------------------------
                                               Quarters ended
                                                  March 31,
                                       ------------------------------
(Dollars in millions)                       2005            2004
---------------------------------------------------------------------
Operating Revenues:
  Southern California Gas Company      $ 1,241   46%    $ 1,148   49%
  San Diego Gas & Electric                 621   23         580   24
  Sempra Commodities                       458   17         308   13
  Sempra Generation                        420   16         300   13
  All other                                 34    1          38    2
  Intersegment revenues                    (82)  (3)        (14)  (1)
                                       ------------------------------
    Total                              $ 2,692  100%    $ 2,360  100%
---------------------------------------------------------------------
Net Income (Loss):
  Southern California Gas Company*     $    69   31%    $    56   29%
  San Diego Gas & Electric*                 59   26          50   25
  Sempra Commodities                        29   13          57   29
  Sempra Generation                         46   21          35   18
  All other                                 20    9          (1)  (1)
                                       ------------------------------
    Total                              $   223  100%    $   197  100%
---------------------------------------------------------------------
* after preferred dividends

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q, "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report and "Risk Factors" contained in the Form 10-K.

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide a wide spectrum of value-added electric and natural gas products and services to a diverse range of customers. Operations are divided between delivery services, comprised of the California Utilities, and Sempra Global.

RESULTS OF OPERATIONS

Net income was $223 million for the first quarter of 2005, a 13% increase over 2004, which included a $24 million loss from discontinued operations. Income from continuing operations increased 1% from $221 million.

Net Income by Business Unit
                                           Quarters ended
                                              March 31,
                                   ----------------------------
(Dollars in millions)                    2005           2004
---------------------------------------------------------------
California Utilities
  Southern California Gas Company    $  69   31%   $   56   29%
  San Diego Gas & Electric              59   26        50   25
                                     --------------------------
  Total Utilities                      128   57       106   54
                                     --------------------------

Sempra Global
  Sempra Commodities                    29   13       57    29
  Sempra Generation                     46   21       35    18
  Sempra Pipelines & Storage            13    6       11     5
  Sempra LNG                            (5)  (2)       6     3
                                     --------------------------
  Total Sempra Global                   83   38      109    55

Sempra Financial                         4    1       10     5
Parent and other*                        8    4       (4)   (2)
                                     --------------------------
Continuing operations                  223  100      221   112
Discontinued operations                 --   --      (24)  (12)
                                     --------------------------
Consolidated net income              $ 223  100%   $ 197   100%
                                     ==========================
---------------------------------------------------------------
* Includes after-tax interest expense of $25 million and $28 million in 2005 and 2004, respectively; intercompany eliminations recorded in consolidation; and certain corporate costs incurred at Sempra Global.

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following table summarizes the major unusual factors affecting income in the first quarters of 2005 and 2004.

                                               Net Income       Operating Income
                                              -------------    ------------------
(Dollars in millions)                          2005    2004       2005     2004
---------------------------------------------------------------------------------
Reported amounts                              $ 223   $ 197      $ 279    $ 332

Unusual items:
Discontinued operations - AEG                    --      24         --       --
Gain on settlement of Cameron liability          --      (8)        --       --
Resolution of prior years' income tax issues    (59)    (16)        --       --
                                              -----------------------------------
                                              $ 164   $ 197      $ 279    $ 332
---------------------------------------------------------------------------------

California Utility Revenues and Cost of Sales

Natural gas revenues increased as a result of higher natural gas costs, which are passed on to customers.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SoCalGas' GCIM allows SoCalGas to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. In addition, SDG&E's natural gas procurement PBR mechanism provides an incentive mechanism by measuring SDG&E's procurement of natural gas against a benchmark price comprised of monthly natural gas indices, resulting in shareholder awards for costs achieved below the benchmark and shareholder penalties when costs exceed the benchmark. Further discussion is provided in Notes 1 and 15 of the notes to Consolidated Financial Statements in the Annual Report.

Electric revenues increased as a result of higher costs of electric fuel and purchased power resulting from increased volumes and electric commodity costs. Under the current regulatory framework, changes in commodity costs generally do not affect net income.

The tables below summarize the natural gas and electric volumes and revenues by customer class for the quarters ended March 31, 2005 and 2004.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)
                                                   Transportation
                                Gas Sales            & Exchange             Total
                   ----------------------------------------------------------------------
                            Volumes   Revenue    Volumes   Revenue    Volumes   Revenue
                   ----------------------------------------------------------------------
2005:
 Residential                    101   $ 1,019         --      $  2        101   $ 1,021
 Commercial and industrial       36       323         69        40        105       363
 Electric generation plants      --         1         45        18         45        19
 Wholesale                       --        --          8         1          8         1
                           --------------------------------------------------------------
                                137   $ 1,343        122      $ 61        259     1,404
 Balancing accounts and other                                                        29
                                                                                 --------
   Total                                                                        $ 1,433
-----------------------------------------------------------------------------------------
2004:
 Residential                    103   $   979          1      $  2        104   $   981
 Commercial and industrial       37       292         69        40        106       332
 Electric generation plants      --        --         44        15         44        15
 Wholesale                       --        --          7         1          7         1
                           --------------------------------------------------------------
                                140   $ 1,271        121      $ 58        261     1,329
 Balancing accounts and other                                                         4
                                                                                 --------
   Total                                                                        $ 1,333
-----------------------------------------------------------------------------------------

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)
                                      2005                2004
                              -----------------------------------------
                                Volumes  Revenue    Volumes  Revenue
                              -----------------------------------------
  Residential                     1,841    $ 183      1,813    $ 183
  Commercial                      1,545      147      1,512      138
  Industrial                        496       33        464       30
  Direct access                     820       27        729       21
  Street and highway lighting        24        3         23        3
                              -----------------------------------------
                                  4,726      393      4,541      375
  Balancing accounts and other                 1                   6
                              -----------------------------------------
  Total                                    $ 394               $ 381
                              -----------------------------------------

Although revenues and costs associated with long-term contracts allocated to SDG&E from the DWR are not included in the income statement, the associated volumes and distribution revenue are included in the above table.

Other Operating Revenues

Other operating revenues, which consist primarily of revenues from Sempra Global, increased by $219 million (34%) in 2005 to $865 million. This change was primarily due to higher revenues at Sempra Commodities and at Sempra Generation.

Other Cost of Sales

Other cost of sales, which consists primarily of cost of sales at Sempra Global, increased by $257 million (79%) in 2005 to $584 million, primarily due to the higher sales noted above for Sempra Commodities and Sempra Generation.

Other Income, Net

Other income, primarily equity earnings from unconsolidated subsidiaries and interest on regulatory balancing accounts, increased by $12 million (240%) in 2005 to $17 million. Other income in 2005 included lower equity losses at Sempra Financial (due to the 2004 sale of its alternative-fuel investment, Carbontronics, and decreased equity losses from certain affordable-housing investments) and higher equity earnings at Sempra Generation resulting from the acquisition of the Coleto Creek coal plant by a joint venture 50% owned by Sempra Generation in July 2004. Other income in 2004 included a $13 million before-tax settlement of an unpaid portion of the purchase price of the proposed Cameron liquefied natural gas (LNG) project for an amount less than the liability (which had been recorded as a derivative).

Interest Income

Interest income decreased by $12 million (52%) in 2005 to $11 million due primarily to interest income on income tax issues in 2004.

Income Taxes

Income tax expense was $8 million in 2005 and $57 million in 2004. The effective income tax rates were 3.6 percent and 20.5 percent, respectively. The decrease in income tax expense was due to lower pre-tax income from continuing operations and the lower effective tax rate. The decrease in the effective rate was due primarily to the favorable resolution of prior years' income tax issues in 2005, offset by a lesser amount of resolutions in 2004. Further discussion of the 2005 resolution is provided in Note 7 of the notes to Consolidated Financial Statements.

Discontinued Operations

In the first quarter of 2004, Sempra Energy's board of directors approved management's plan to dispose of the company's interest in AEG, which marketed power and natural gas commodities to commercial and residential customers in the United Kingdom. AEG's losses were $24 million for the quarter ended March 31, 2004. Note 4 of the notes to Consolidated Financial Statements provides further details.

Net Income

Information concerning changes in net income is provided in the table shown previously under "Comparison of Earnings" and in the following discussions for each business unit.

Net Income by Business Unit

Southern California Gas Company

Net income for SoCalGas increased by $13 million (23%) to $69 million in 2005 due primarily to the CPUC's 2005 cost of service decision eliminating 2004 revenue sharing, for which $11 million after-tax had been accrued in 2004 pending the decision, and the favorable resolution of income-tax issues in 2005.

San Diego Gas & Electric

Net income for SDG&E increased by $9 million (18%) to $59 million in 2005, primarily due to the favorable resolution of income-tax issues in 2005.

Sempra Commodities

Sempra Commodities' net income decreased by $28 million (49%) to $29 million in 2005. Earnings variability will continue in future periods as a result of certain items', primarily related to storage and transportation, not being marked to market while the economically offsetting derivative instruments are marked to market. Other changes in its margin are generally offsetting as shown in the product-line table below.

Margin (Dollars in millions)              2005        2004
----------------------------------------------------------------
Geographical:
  North America                      $ 125   81%   $ 120   59%
  Europe and Asia                       29   19       84   41
                                     ---------------------------
                                     $ 154  100%   $ 204  100%
                                     ---------------------------
Product Line:
  Gas                                $ (15) (10)%  $  42   21%
  Power                                 42   27       45   22
  Oil - crude and products              80   52       42   21
  Metals                                14    9       58   28
  Other                                 33   22       17    8
                                     ---------------------------
                                     $ 154  100%   $ 204  100%
----------------------------------------------------------------
Margin consists of net trading revenues less related costs (primarily brokerage, transportation and storage) plus or minus net interest income/expense.

A summary of Sempra Commodities' unrealized revenues for trading activities for the quarters ended March 31, 2005 and 2004 follows:

(Dollars in millions)                        2005         2004
-----------------------------------------------------------------
Balance at December 31                    $ 1,193        $ 347
Additions                                     (60)         647
Realized                                     (544)        (464)
                             ------------------------------------
Balance at March 31                       $   589        $ 530
-----------------------------------------------------------------

The estimated fair values as of March 31, 2005, and the scheduled maturities are (dollars in millions):


                        Fair Market  /--Scheduled Maturity (in months)--/
Source of fair value       Value      0-12     13-24     25-36      >36
-------------------------------------------------------------------------
Prices actively quoted     $ 568    $ 475     $   9     $  19       $ 65
Prices provided by other
   external sources           34       --        --        --         34
Prices based on models
   and other valuation
   methods                    (6)       5        --        --        (11)
                         ------------------------------------------------
Over-the-counter
   revenue *                 596      480         9        19         88
Exchange contracts **         (7)    (127)      173       (63)        10
                         ------------------------------------------------
Total                      $ 589    $ 353     $ 182     $ (44)      $ 98
-------------------------------------------------------------------------
* The present value of unrealized revenue to be received or (paid) from outstanding OTC contracts.
** Cash received or (paid) associated with open Exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income increased by $11 million (31%) to $46 million in 2005, primarily due to increased sales from its facilities in Texas, including the Coleto Creek power plant.

Sempra Pipelines & Storage

Sempra Pipelines & Storage's net income increased by $2 million (18%) to $13 million in 2005. The increase was due primarily to improved results at most of its operations.

Sempra LNG

Sempra LNG recorded a net loss of $5 million in 2005 compared to net income of $6 million in 2004. The 2005 loss resulted from increased development costs. Development costs in 2004 were more than offset by the $8 million after-tax gain on the settlement of the Cameron liability.

Sempra Financial

Sempra Financial's net income decreased by $6 million (60%) to $4 million in 2005 due to a decrease in tax credits (resulting primarily from the sale of Carbontronics) offset by decreased equity losses.

Parent and Other

Net income for Parent and Other was $8 million in 2005 compared to a net loss of $4 million in 2004. The change was due primarily to lower income tax expense as discussed above under "Income Taxes", offset by higher operating costs in 2005 and interest income on income tax issues in 2004.

CAPITAL RESOURCES AND LIQUIDITY

The company's California Utility operations are a major source of liquidity. Funding of other business units' capital expenditures is partly dependent on dividends from the California Utilities and Sempra Commodities' liquidity requirements, which can fluctuate significantly.

At March 31, 2005, the company had $609 million in unrestricted cash and $4.6 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. At March 31, 2005, $31 million of these lines supported variable-rate debt.

Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were to be significantly reduced or the company were to be unable to issue new securities under acceptable terms, neither of which is considered likely, the company would be required to reduce non-utility capital expenditures, trading operations and investments in new businesses. Management continues to regularly monitor the company's ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

At the California Utilities, cash flows from operations and from security issuances are expected to continue to be adequate to meet utility capital expenditure requirements and provide dividends to Sempra Energy. In June 2004, SDG&E received CPUC approval of its intended 2006 purchase from Sempra Generation of the 550-megawatt Palomar generating facility being constructed in Escondido, California. As a result, the level of SDG&E's dividends to Sempra Energy is expected to be significantly lower during the construction of the facility to increase SDG&E's equity in preparation for the purchase of the completed facility.

Sempra Commodities provides or requires cash as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by credit ratings and commodity price fluctuations) and the length of its various trading positions. Its status as a source or use of cash also varies with its level of borrowings from its own sources, including the $1 billion two-year syndicated revolving line of credit that it obtained in June 2004. At March 31, 2005, Sempra Commodities' intercompany borrowings were $424 million, up from $421 million at December 31, 2004. Sempra Commodities' external debt was $226 million and $161 million at March 31, 2005 and December 31, 2004, respectively. Company management continuously monitors the level of Sempra Commodities' cash requirements in light of the company's overall liquidity.

Sempra Generation's projects have been financed through a combination of project financing, funds from the company and external borrowings. Existing and future projects are expected to be financed from Sempra Generation's cash from operations, project financing and funds from the company.

Sempra Generation's energy contracts typically contain collateral requirements related to credit lines. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of March 31, 2005, Sempra Generation had outstanding collateral requirements under these contracts of $172 million, of which $163 million had been remitted at March 31, 2005.

Sempra Pipelines & Storage is expected to require funding from the company and/or external sources to continue the expansion of its existing natural gas distribution operations in Mexico and its planned development of pipelines and storage to serve LNG facilities expected to be developed in Baja California, Mexico; Louisiana and Texas.

Sempra LNG will require funding for its planned development of LNG receiving facilities. While Sempra LNG's $1.25 billion credit facility and other, Sempra Energy sources are expected to be adequate for these requirements, the company may decide to use project financing if that is believed to be advantageous.

Recently Sempra Financial has not been a provider of cash through reductions of consolidated income tax payments from its investments in affordable housing because the company is in an alternative minimum tax position. However, it is expected that it will again be a cash provider in the future when the company is no longer in an alternative minimum tax position.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $72 million (9%) to $719 million for 2005. The change was primarily due to deferred taxes.

For the quarter ended March 31, 2005, the company made pension and other postretirement benefit plan contributions of $2 million and $12 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities totaled $(246) million and $157 million for the first quarters of 2005 and 2004, respectively. The change was primarily attributable to proceeds from the 2004 sale of U.S. Treasury obligations that previously securitized the Mesquite synthetic lease for one of Sempra Generation's power plants and higher capital expenditures.

During the first quarter of 2005, Sempra Pipelines & Storage and Sempra LNG filed for FERC authorization to construct and operate the Liberty natural gas storage facility and the Port Arthur pipeline, and the Port Arthur LNG terminal, respectively.

Sempra LNG has preliminary non-binding agreements with multiple parties and covering sufficient volumes that, upon finalization, would permit the company to commence construction of its Cameron terminal.

Sempra Global has a non-binding memorandum of understanding with Gazprom to explore the marketing of Gazprom's LNG in North America. Securing the LNG volumes contemplated by Gazprom for the North American market would be sufficient to commence construction of the Port Arthur terminal, subject to receiving final permits.

The company expects to make capital expenditures and investments of $1.6 billion in 2005, of which $270 million had been expended as of March 31, 2005. Significant capital expenditures and investments are expected to include $900 million for the California Utilities' plant improvements, $150 million for the Palomar plant and $300 million for the development of LNG regasification terminals. These expenditures and investments are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased by $436 million to $283 million for 2005. The change was due to lower payments on long-term debt, offset by the redemption of $200 million of mandatorily redeemable preferred securities in 2005 and a net decrease in short-term borrowings in 2005 compared to a net increase in 2004.

FACTORS INFLUENCING FUTURE PERFORMANCE

The California Utilities' operations and Sempra Generation's long-term contracts generally provide relatively stable earnings and liquidity, while Sempra Pipelines & Storage, Sempra LNG and the remaining output of Sempra Generation provide opportunities for earnings growth. Sempra Commodities experiences significant volatility in earnings and liquidity requirements. Notes 6 and 7 of the notes to Consolidated Financial Statements herein and Notes 14 through 16 of the notes to Consolidated Financial Statements in the Annual Report describe matters that could affect future performance.

Litigation

Note 7 of the notes to Consolidated Financial Statements herein and
Note 16 of the notes to Consolidated Financial Statements in the Annual Report describe significant litigation against the company, primarily cases arising from the California energy crisis and Sempra Generation's contract with the DWR.

California Utilities

Note 6 of the notes to Consolidated Financial Statements herein and Notes 14 and 15 of the notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas restructuring and rates, the recent cost of service proceedings, and other pending proceedings and investigations.

Sempra Global

Electric-Generation Assets

As discussed in "Capital Resources and Liquidity," above, and in Notes 2 and 3 of the notes to Consolidated Financial Statements in the Annual Report, the company is involved in the expansion of its electric-generation capabilities, which will affect the company's future performance.

Investments

As discussed in "Cash Flows From Investing Activities," the company's investments will significantly impact the company's future performance.

Sempra LNG is in the process of developing Energia Costa Azul, an LNG receiving terminal in Baja California, Mexico; the Cameron LNG receiving terminal in Louisiana; and the Port Arthur LNG receiving terminal in Texas. In addition, in December 2004, Sempra LNG entered into a non-binding development agreement with Alaska Gasline Port Authority to jointly consider and analyze the feasibility of building a proposed 800-mile gas pipeline from Alaska's North Slope to Valdez, where a natural gas liquefaction facility could be developed to export LNG to the West Coast of North America. The future profitability of this business unit is dependent upon numerous factors, including the quantities of and relative prices of natural gas in North America and from LNG suppliers located elsewhere, negotiating sale and supply contracts at adequate margins, acquiring all necessary permits, and completing cost-effective construction of the required facilities. Additional information regarding these activities is provided in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

Beginning in 2003, the company started expanding its natural gas storage capacity by developing Bluewater Gas Storage, LLC, located in Michigan. In April 2004, the company announced the acquisition of land and associated rights for the development of a salt-cavern natural gas storage facility in Evangeline Parish, Louisiana, operating as the Pine Prairie Energy Center. In July 2004, the company announced that it had acquired the rights to develop a salt-cavern natural gas storage facility located in Calcasieu Parish, Louisiana, called "Liberty."

Additional information regarding these activities is provided in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

The Argentine economic decline and government responses (including Argentina's unilateral, retroactive abrogation of utility agreements early in 2002) are continuing to adversely affect the company's investment in two Argentine utilities. Information regarding this situation is provided in Notes 3 and 16 of the notes to Consolidated Financial Statements in the Annual Report.

CRITICAL ACCOUNTING POLICIES AND KEY NON-CASH PERFORMANCE INDICATORS

There have been no significant changes to the accounting policies viewed by management as critical or to key non-cash performance indicators for the company and its subsidiaries, as set forth in the Annual Report.

NEW ACCOUNTING STANDARDS

Stock-Based Compensation: In December 2004, the FASB issued SFAS 123 (revised), a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The effective date of this statement is January 1, 2006 for the company.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47): Issued in March 2005, FIN 47 clarifies that the term conditional asset-retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report.

Further discussion is provided in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

Following is a summary of Sempra Commodities' trading VaR profile
(using a one-day holding period) in millions of dollars:

                           95%                  99%
-----------------------------------------------------------
March 31, 2005           $  9.4               $ 13.2
2005 1st quarter range   $  5.7 to $ 11.6     $  7.9 to $ 16.2
March 31, 2004           $ 10.0               $ 14.1
2004 1st quarter range   $  2.8 to $ 10.0     $  3.9 to $ 14.1
-----------------------------------------------------------

As of March 31, 2005, the total VaR of the California Utilities' positions was not material.

ITEM 4.  CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures. In addition, the company has investments in unconsolidated entities that it does not control or manage and, consequently, its disclosure controls and procedures with respect to these entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SDG&E and the County of San Diego are continuing to discuss alleged environmental law violations by SDG&E and its contractors in connection with the abatement of asbestos-containing materials during the demolition of a natural gas storage facility in 2001. SDG&E expects that any settlement with the County would involve payments by SDG&E of less than $750,000. In January 2005, Sempra Energy and SDG&E received a grand jury subpoena from the United States Attorney's Office in San Diego seeking documents related to this matter and are fully cooperating with the investigation.

Except as described above and in Notes 6 and 7 of the notes to Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities:

The following table sets forth information concerning purchases made by the company of its common stock during the first quarter of 2005:

                                                                                  Maximum
                                                         Total Number of      Dollar Value of
                               Total                   Shares Purchased as    Shares that May
                              Number         Average    Part of Publicly     Yet Be Purchased
                             of Shares     Price Paid    Announced Plans       Under Plans
                            Purchased (a)   per Share      or Programs         or Programs
                            ------------   ----------  -------------------   ----------------
Jan. 1, to Jan. 31, 2005       126,363     $  36.43           --                   --
Feb. 1, to Feb. 28, 2005        34,608     $  38.97           --                   --
                               -------
                               160,971     $  36.98           --                   (b)
                               =======

(a)  Purchased from restricted stock participants who elected to sell all or some of their shares upon vesting.

(b)  On April 5, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, at any time and from time to time, in the open market, in negotiated transactions and otherwise. Such authorization supersedes a prior authorization to expend up to $100 million to purchase shares that was adopted on March 7, 2000 and of which $82.8 million remained unutilized.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Sempra Energy's board of directors is divided into three classes whose terms are staggered so that the term of one class expires at each Annual Meeting of Shareholders. At the annual meeting of shareholders on April 5, 2005, the shareholders elected four directors for a three-year term expiring in 2008. The name of each nominee and the number of shares voted for and withheld from the election of each director were as follows:

Nominees                  Votes For              Votes Withheld
Richard A. Collato       140,342,139               59,192,615
Denise K. Fletcher       184,707,096               14,827,658
William C. Rusnack       142,323,821               57,210,933
William P. Rutledge      140,493,159               59,041,595

The results of the voting on the other proposals considered at the annual meeting were as follows:

(a) management proposal for the ratification of independent auditors.

     In favor      194,114,565
     Opposed         2,760,425

(b) shareholder proposal regarding stock option expensing.

     In favor       98,547,617
     Opposed        61,296,207

(c) shareholder proposal regarding annual election of directors.

     In favor      107,724,125
     Opposed        53,328,296

(d) shareholder proposal regarding performance-based stock options.

     In favor       36,663,764
     Opposed       123,649,804

(e) shareholder proposal regarding shareholder rights plan.

     In favor     115,368,923
     Opposed       45,444,221

The three approved shareholder proposals constitute recommendations to the board of directors and will be considered by the board prior to the next annual meeting of shareholders.

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

      31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of
1934.

      Exhibit 32 -- Section 906 Certifications

      32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2004:

Current Reports on Form 8-K filed January 11, 2005 and January 18, 2005, discussing the current status of energy crisis litigation.

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

Current Report on Form 8-K filed March 17, 2005, announcing the CPUC's March 17, 2005, decision in Phase II of the California Utilities' cost of service proceedings.

Current Report on Form 8-K filed May 4, 2005, filing as an exhibit Sempra Energy's press release of May 4, 2005, giving the financial results for the three months ended March 31, 2005.

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


                                          SEMPRA ENERGY
                                       -------------------
                                           (Registrant)



Date: May 4, 2005                 By:  /s/ F. H. Ault
                                       ----------------------------
                                       F. H. Ault
                                       Sr. Vice President and Controller