Form 10-Q
period 2005-06-30
SEMPRA ENERGY
filed 2005-08-03
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2005

Commission file number	1-14201

SEMPRA ENERGY

(Exact name of registrant as specified in its charter)
California	33-0732627

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
101 Ash Street, San Diego, California 92101

(Address of principal executive offices) (Zip Code)
(619) 696-2034

(Registrant's telephone number, including area code)
No Change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on July 31, 2005:	256,143,474

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States and other countries; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions, except per share amounts)

	Three months ended
	June 30,

	2005	2004

OPERATING REVENUES
California utilities:
Natural gas	$1,055	$947
Electric	406	420
Other	811	629

Total operating revenues	2,272	1,996

OPERATING EXPENSES
California utilities:
Cost of natural gas	600	482
Cost of electric fuel and purchased power	146	155
Other cost of sales	560	375
Other operating expenses	534	546
Depreciation and amortization	163	165
Franchise fees and other taxes	56	53

Total operating expenses	2,059	1,776

Operating income	213	220
Other income, net	9	13
Interest income	12	10
Interest expense	(72)	(80)
Preferred dividends of subsidiaries	(3)	(3)

Income from continuing operations before income taxes	159	160
Income tax expense	36	31

Income from continuing operations	123	129
Loss from discontinued operations, net of tax (Note 4)	--	(6)
Loss on disposal of discontinued operations, net of tax (Note 4)	(2)	(2)

Net income	$121	$121

Basic earnings per share:
Income from continuing operations	$0.51	$0.56
Discontinued operations, net of tax	(0.01)	(0.04)

Net income	$0.50	$0.52

Weighted-average number of shares outstanding (thousands)	243,898	230,432

Diluted earnings per share:
Income from continuing operations	$0.49	$0.55
Discontinued operations, net of tax	(0.01)	(0.03)

Net income	$0.48	$0.52

Weighted-average number of shares outstanding (thousands)	250,073	234,312

Dividends declared per share of common stock	$0.29	$0.25

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions, except per share amounts)

	Six months ended
	June 30,

	2005	2004

OPERATING REVENUES
California utilities:
Natural gas	$2,488	$2,280
Electric	800	801
Other	1,676	1,275

Total operating revenues	4,964	4,356

OPERATING EXPENSES
California utilities:
Cost of natural gas	1,513	1,306
Cost of electric fuel and purchased power	291	282
Other cost of sales	1,144	702
Other operating expenses	1,076	1,067
Depreciation and amortization	324	330
Franchise fees and other taxes	124	117

Total operating expenses	4,472	3,804

Operating income	492	552
Other income, net	26	18
Interest income	23	33
Interest expense	(146)	(160)
Preferred dividends of subsidiaries	(5)	(5)

Income from continuing operations before income taxes	390	438
Income tax expense	44	88

Income from continuing operations	346	350
Loss from discontinued operations, net of tax (Note 4)	--	(30)
Loss on disposal of discontinued operations, net of tax (Note 4)	(2)	(2)

Net income	$344	$318

Basic earnings per share:
Income from continuing operations	$1.45	$1.53
Discontinued operations, net of tax	(0.01)	(0.14)

Net income	$1.44	$1.39

Weighted-average number of shares outstanding (thousands)	238,448	229,245

Diluted earnings per share:
Income from continuing operations	$1.41	$1.51
Discontinued operations, net of tax	(0.01)	(0.14)

Net income	$1.40	$1.37

Weighted-average number of shares outstanding (thousands)	245,772	232,738

Dividends declared per share of common stock	$0.58	$0.50

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$726	$419
Short-term investments	12	15
Trade accounts receivable, net	655	950
Other accounts and notes receivable, net	113	82
Due from unconsolidated affiliate	4	4
Deferred income taxes	62	15
Interest receivable	22	80
Trading-related receivables and deposits, net	2,327	2,606
Derivative trading instruments	3,126	2,339
Commodities owned	1,531	1,547
Regulatory assets arising from fixed-price contracts and other derivatives	132	152
Other regulatory assets	108	103
Inventories	101	172
Other	172	222

Current assets of continuing operations	9,091	8,706
Current assets of discontinued operations	58	70

Total current assets	9,149	8,776

Investments and other assets:
Due from unconsolidated affiliates	27	42
Regulatory assets arising from fixed-price contracts and other derivatives	438	500
Other regulatory assets	577	619
Nuclear decommissioning trusts	617	612
Investments	1,109	1,164
Sundry	854	844

Total investments and other assets	3,622	3,781

Property, plant and equipment:
Property, plant and equipment	16,706	16,203
Less accumulated depreciation and amortization	(5,272)	(5,117)

Property, plant and equipment, net	11,434	11,086

Total assets	$24,205	$23,643

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	June 30,	December 31,
	2005	2004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$251	$405
Accounts payable - trade	732	1,020
Accounts payable - other	64	106
Due to unconsolidated affiliates	--	205
Income taxes payable	97	187
Trading-related payables	2,946	3,182
Derivative trading instruments	2,376	1,484
Commodities sold with agreement to repurchase	181	513
Dividends and interest payable	136	123
Regulatory balancing accounts, net	577	509
Fixed-price contracts and other derivatives	135	157
Current portion of long-term debt	401	398
Other	863	776

Current liabilities of continuing operations	8,759	9,065
Current liabilities of discontinued operations	6	17

Total current liabilities	8,765	9,082

Long-term debt	4,369	4,192

Deferred credits and other liabilities:
Due to unconsolidated affiliates	162	162
Customer advances for construction	95	97
Postretirement benefits other than pensions	125	129
Deferred income taxes	361	420
Deferred investment tax credits	76	78
Regulatory liabilities arising from cost of removal obligations	2,416	2,359
Regulatory liabilities arising from asset retirement obligations	330	333
Other regulatory liabilities	63	67
Fixed-price contracts and other derivatives	438	500
Asset retirement obligations	332	326
Deferred credits and other	847	854

Total deferred credits and other liabilities	5,245	5,325

Preferred stock of subsidiaries	179	179

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized; 256 million and 234 million shares outstanding at June 30, 2005 and December 31, 2004, respectively)	2,915	2,301
Retained earnings	3,161	2,961
Deferred compensation relating to ESOP	(30)	(32)
Accumulated other comprehensive income (loss)	(399)	(365)

Total shareholders' equity	5,647	4,865

Total liabilities and shareholders' equity	$24,205	$23,643

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Six months ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$344	$318
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss from discontinued operations, net of tax	--	30
Loss on disposal of discontinued operations, net of tax	2	2
Depreciation and amortization	324	330
Deferred income taxes and investment tax credits	(59)	(12)
Other	21	49
Net changes in other working capital components	(65)	34
Changes in other assets	(1)	(61)
Changes in other liabilities	(1)	8

Net cash provided by continuing operations	565	698
Net cash used in discontinued operations	--	(30)

Net cash provided by operating activities	565	668

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(585)	(498)
Proceeds from sale of assets	8	363
Proceeds from disposal of discontinued operations	--	112
Investments in subsidiaries	(6)	(13)
Dividends received from affiliates	43	47
Other	6	9

Net cash provided by (used in) investing activities	(534)	20

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(119)	(96)
Issuance of common stock	666	60
Repurchases of common stock	(95)	(5)
Issuance of long-term debt	250	896
Redemption of mandatorily redeemable preferred securities	(200)	--
Payments on long-term debt	(69)	(877)
Increase (decrease) in short-term debt, net	(154)	63
Other	(3)	(3)

Net cash provided by financing activities	276	38

Increase in cash and cash equivalents	307	726
Cash and cash equivalents, January 1	419	409

Cash and cash equivalents, June 30	$726	$1,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$143	$157

Income tax payments, net of refunds	$222	$57

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 holding company. Sempra Energy's principal subsidiaries are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas) (collectively referred to herein as the California Utilities) and Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses. The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its consolidated subsidiaries.

The accompanying Consolidated Financial Statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal recurring nature. On December 1, 2004, Sempra Energy Solutions' commodities business was absorbed into Sempra Commodities, while its other businesses, energy services and facilities management, are now part of Sempra Generation. As a result, certain amounts for the periods ended June 30, 2004 have been revised to conform to the current year's presentation.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report)and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

The company follows the guidance of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The carrying amount of goodwill (included in Noncurrent Sundry Assets on the Consolidated Balance Sheets) was $188 million as of June 30, 2005 and December 31, 2004.

The California Utilities account for the economic effects of regulation on utility operations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended June 30:

			Other
	Pension Benefits		Postretirement Benefits

	Three months ended June 30,		Three months ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$14	$11	$6	$5
Interest cost	37	39	13	15
Expected return on assets	(38)	(39)	(10)	(9)
Amortization of :
Transition obligation	--	--	--	3
Prior service cost	2	2	--	--
Actuarial loss	5	3	3	3
Regulatory adjustment	(11)	(8)	(1)	1

Total net periodic benefit cost	$9	$8	$11	$18

			Other
	Pension Benefits		Postretirement Benefits

	Six months ended June 30,		Six months ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$28	$24	$13	$11
Interest cost	76	77	27	29
Expected return on assets	(76)	(77)	(20)	(18)
Amortization of :
Transition obligation	--	--	--	5
Prior service cost	5	4	(1)	--
Actuarial loss	8	6	5	6
Regulatory adjustment	(24)	(16)	--	--

Total net periodic benefit cost	$17	$18	$24	$33

Note 9 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contributions to its pension and other postretirement benefit plans in 2005. For the six months ended June 30, 2005, $7 million and $23 million of contributions have been made to its pension and other postretirement benefit plans, respectively, including $5 million and $11 million, respectively, for the three months ended June 30, 2005.

In accordance with Financial Accounting Standards Board (FASB) Staff Position 106-2, the net periodic postretirement benefit costs for the three months and six months ended June 30, 2005 were reduced by $3 million and $6 million, respectively, before regulatory adjustments, to reflect the expected subsidy as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, for the six months ended June 30, 2005 and 2004 are as follows (dollars in millions):

	2005		2004

Balance as of January 1	$348	*	$337	*
Accretion expense	12		11
Payments	(6)		(6)

Balance as of June 30	$354	*	$342	*

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

At June 30, 2005 and December 31, 2004, the estimated removal costs recorded as a regulatory liability were $1.5 billion and $1.4 billion, respectively, for SoCalGas, and $939 million and $913 million, respectively, for SDG&E.

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: In December 2004, the FASB issued SFAS 123 (revised), a revision of SFAS 123, Accounting for Stock-Based Compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services received. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and provides for alternative transition methods. The company has not determined the transition method it will use. The effective date of this statement is January 1, 2006 for the company.

The following table provides the pro forma effects that would have resulted if stock options had been expensed in accordance with SFAS 123.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions,

except per share amounts)	2005	2004	2005	2004

Net income as reported	$121	$121	$344	$318
Stock-based employee compensation expense reported in net income, net of tax	11	4	18	9

Total stock-based employee compensation under fair-value method for all awards, net of tax	(12)	(6)	(20)	(12)

Pro forma net income	$120	$119	$342	$315

Earnings per share:
Basic - as reported	$0.50	$0.52	$1.44	$1.39

Basic - pro forma	$0.49	$0.52	$1.43	$1.37

Diluted - as reported	$0.48	$0.52	$1.40	$1.37

Diluted - pro forma	$0.48	$0.51	$1.39	$1.35

FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46R): Contracts under which SDG&E acquires power from generation facilities otherwise unrelated to SDG&E could result in a requirement for SDG&E to consolidate the entity that owns the facility. As permitted by the interpretation, SDG&E will continue the process of determining whether it has any such situations and, if so, gather the information that would be needed to perform the consolidation. The effects of this, if any, are not expected to significantly affect the financial position of SDG&E and there would be no effect on results of operations or liquidity.

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143": Issued in March 2005, FIN 47 clarifies that the term "conditional asset-retirement obligation" as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report. The company is in the process of evaluating the effect of FIN 47 on its financial position and results of operations.

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

NOTE 3. OTHER FINANCIAL DATA

Earnings per Share (EPS)

The following tables provide the per share computations of income from continuing operations.

	Three months ended June 30, 2005			Three months ended June 30, 2004

	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts

Basic EPS:
Income from continuing
operations	$123	243,898	$0.51	$129	230,432	$0.56

Effect of dilutive
securities:
Stock options and
restricted stock
awards	--	4,027		--	2,639
Equity Units	--	2,148		--	1,241

Diluted EPS:
Income from continuing
operations	$123	250,073	$0.49	$129	234,312	$0.55

	Six months ended June 30, 2005			Six months ended June 30, 2004

	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts

Basic EPS:
Income from continuing
operations	$346	238,448	$1.45	$350	229,245	$1.53

Effect of dilutive
securities:
Stock options and
restricted stock
awards	--	4,162		--	2,612
Equity Units	--	3,162		--	881

Diluted EPS:
Income from continuing
operations	$346	245,772	$1.41	$350	232,738	$1.51

In March and May 2005, respectively, 1,282,390 and 18,373,610 shares of common stock were issued in connection with the $600 million of Equity Units. Additional information regarding the Equity Units is provided in Note 13 of the notes to Consolidated Financial Statements in the Annual Report.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.
	Three months		Six months
	ended June 30,		ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Net income	$121	$121	$344	$318

Foreign currency adjustments	10	(14)	(5)	(10)

Financial instruments	(35)	(8)	(27)	(13)

Available-for-sale securities	--	--	(2)	--

Comprehensive income	$96	$99	$310	$295

Available-for-Sale Securities

Sempra Commodities had $8 million and $14 million of available-for-sale securities included in Investments at June 30, 2005 and December 31, 2004, respectively. Additionally, Sempra Commodities recorded $1 million in purchases and $6 million in sales of available-for-sale securities for the six months ended June 30, 2005. The activity for the three months ended June 30, 2005 was immaterial. The cost basis of the sales was determined by the specific identification method and a gain of $2 million, net of income tax, was realized as a result of the sales for the six months ended June 30, 2005. There were $2 million and $4 million in unrealized gains, net of income tax, in accumulated other comprehensive income (loss) at June 30, 2005 and December 31, 2004, respectively, related to these securities. There was no significant activity for the six months ended June 30, 2004.

Company Repurchases of Common Stock

On April 5, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, at any time and from time to time, in the open market, in negotiated transactions and otherwise, of which $88.2 million has been utilized through June 30, 2005.

Capitalized Interest

The company recorded $8 million and $13 million of capitalized interest for the three months and six months ended June 30, 2005. The company recorded $2 million and $7 million of capitalized interest for the three months and six months ended June 30, 2004.

Other Income, Net

Other Income, Net consists of the following:

	Three months		Six months
	ended June 30,		ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Equity earnings in unconsolidated subsidiaries	$4	$6	$16	$--
Allowance for equity funds used during construction	3	4	6	8
Regulatory interest, net	(4)	--	(8)	(5)
Other, net	6	3	12	15

Total	$9	$13	$26	$18

NOTE 4. DISCONTINUED OPERATIONS

In the first quarter of 2004, Sempra Energy's board of directors approved management's plan to dispose of its interest in Atlantic Electric & Gas Limited (AEG), a marketer of power and natural gas commodities to commercial and residential customers in the United Kingdom. In April 2004, AEG went into administrative receivership and substantially all of the assets were sold. This transaction resulted in an after-tax loss of $2 million in the second quarter of 2004. During the second quarter of 2005, an additional after-tax loss of $2 million was incurred primarily as a result of changes in currency exchange rates.

AEG's balance sheet data are summarized below:

	June 30,	December 31,
(Dollars in millions)	2005	2004

Assets:
Accounts receivable, net	$23	$37
Other current assets	35	33

Total assets	$58	$70

Total liabilities (all current)	$6	$17

NOTE 5. FINANCIAL INSTRUMENTS

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. During 2004, to balance the mix of fixed and floating-rate debt, Sempra Energy entered into interest-rate swaps which effectively exchanged the fixed rate on $300 million of its $500 million 7.95% notes for a floating rate. The swaps expire in 2010. During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375% first mortgage bonds for a floating rate. The swap is classified as a fair value hedge and expires in 2011. At June 30, 2005 and December 31, 2004, market value adjustments of $1 million and $10 million, respectively, were recorded as a decrease in Sundry Assets and Long-term Debt without affecting net income or other comprehensive income. There was no hedge ineffectiveness on these swaps.

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds for fixed rates. The swaps are classified as cash flow hedges and expire in 2009. For the three and six months ended June 30, 2005, pre-tax income (loss) arising from the ineffective portion of the interest-rate cash flow hedges included $(3) million and $1 million, respectively, recorded in Other Income, Net on the Statements of Consolidated Income. The effect of the interest-rate cash flow hedges on other comprehensive income (loss) was immaterial for the six months ended June 30, 2005 and amounted to $(1) million for the three months ended June 30, 2005. At June 30, 2005, the balance in Accumulated Other Comprehensive Income related to interest rate cash flows hedges was reduced to zero due to the hedge ineffectiveness.

Sempra Commodities

Energy commodity inventory is being recorded at the lower of cost or market as a result of the rescission of Emerging Issues Task Force (EITF) 98-10 (as discussed in Note 1 of the notes to Consolidated Financial Statements in the Annual Report). However, metals inventories continue to be recorded at fair value in accordance with Accounting Research Bulletin (ARB) 43, Restatement and Revision of Accounting Research Bulletins.

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities, approximate the following:

	June 30,	December 31,
(Dollars in millions)	2005	2004

TRADING ASSETS

Trading-related receivables and deposits, net:
Due from trading counterparties	$1,862	$2,371
Due from commodity clearing organizations and clearing brokers	465	235

	2,327	2,606

Derivative trading instruments:
Unrealized gains on swaps and forwards	1,879	1,607
Over-the-counter commodity options purchased	1,247	732

	3,126	2,339

Commodities owned	1,531	1,547

Total trading assets	$6,984	$6,492

TRADING LIABILITIES

Trading-related payables	$2,946	$3,182

Derivative trading instruments:
Unrealized losses on swaps and forwards	1,595	1,232
Over-the-counter commodity options written	781	252

	2,376	1,484

Commodities sold with agreement to repurchase	181	513

Total trading liabilities	$5,503	$5,179

Sempra Commodities' credit risk from physical and financial instruments as of June 30, 2005 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with its retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $1.4 billion and $1.1 billion at June 30, 2005 and December 31, 2004, respectively.

	June 30,	December 31,
(Dollars in millions)	2005	2004

Counterparty credit quality*

Commodity exchanges	$465	$235
AAA	6	7
AA	380	259
A	829	562
BBB	1,031	680
Below investment grade and not rated	485	532

Total	$3,196	$2,275

* As determined by rating agencies or internal models intended to approximate rating-agency determinations.

Sempra Utilities

At the California Utilities, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to predict with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The California Utilities record transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, in the Statements of Consolidated Income. Unrealized gains and losses related to these derivatives are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates.

NOTE 6. CALIFORNIA UTILITIES' REGULATORY MATTERS

COST OF SERVICE FILINGS

On May 5, 2005, the California Public Utilities Commission (CPUC) granted SDG&E a rehearing to resolve what SDG&E has contended was a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of the San Onofre Nuclear Generating Station (SONGS). Any adjustment will be retroactive to January 1, 2004. If SDG&E is fully successful, its revenue would be increased by $10 million for each of 2004 and 2005. Final resolution is expected by the end of 2005.

With the end of the Incremental Cost Incentive Mechanism in 2003, SDG&E's SONGS ratebase restarted at $0 on January 1, 2004 and, therefore, SDG&E's earnings from SONGS are now generally limited to a return on new capital additions.

In 2003, Southern California Edison (Edison), the operator of SONGS, made the decision to replace the steam generators at SONGS. In February 2004, Edison applied for CPUC approval to replace SONGS' steam generators, which Edison stated needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $782 million. SDG&E intervened in this application and requested that the CPUC either deny Edison's application as premature, direct Edison to purchase the new steam generators but defer the replacement until it is warranted, or direct Edison to purchase SDG&E's share in the facility and offer back a long-term Power Purchase Agreement in an amount equal to SDG&E's current share, 430 megawatts (MW). Hearings before the CPUC on Edison's application were completed on February 11, 2005, and a final decision addressing the cost effectiveness of the steam generator project is expected by October 2005.

In 2004, SDG&E elected not to participate in the steam generator replacement project, which triggered a dispute under the SONGS operating agreement over the extent to which SDG&E's ownership share and its related share of SONGS' output would be reduced from its existing 20% interest if SDG&E continues to decline to participate in this project. Arbitration hearings were concluded during January 2005. On February 18, 2005, an arbitrator issued a decision that would result in SDG&E's ownership interest in SONGS and its related share of SONGS' output being reduced to zero if SDG&E continues to decline to participate in the project. To relinquish its ownership share and to address the arbitrator's decision, SDG&E is required to file an application with the CPUC, with a decision expected in 2007. The CPUC could require SDG&E to participate in the project and retain a share of SONGS or, if the reductions of SDG&E's ownership percentage resulting from the CPUC final decision were to be unacceptable, SDG&E may elect to participate in the project and retain its current 20-percent ownership share of SONGS. If SDG&E's ownership share of SONGS is reduced, SDG&E would seek to recover its net investment in SONGS made since January 1, 2004 ($41 million at June 30, 2005) and any future SONGS investments made prior to the time the ownership reduction becomes effective, and its return on those investments.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings before CPUC approval of the award is received. During the six months ended June 30, 2005, the incentive rewards approved and included in earnings consisted of $2.4 million related to SoCalGas' Year 10 GCIM and $0.2 million related to SDG&E's Year 11 natural gas PBR.

On December 30, 2004, the California Utilities and the CPUC's Office of Ratepayers Advocates settled, subject to CPUC approval, all outstanding shareholder earnings claims associated with DSM, energy efficiency and low-income energy efficiency programs through various dates, depending on the program. The proposed settlement provides for $73 million and $14 million, respectively, in awards for SDG&E and SoCalGas, including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested. Once approved by the CPUC, the $14 million would be included in 2005 income. Approximately $40 million of the $73 million, depending on the timing of the CPUC approval, would be included in 2005 income. A CPUC decision is expected in the third quarter of 2005.

Other performance incentives pending CPUC approval at June 30, 2005 and, therefore, not included in the company's earnings were (dollars in millions):

Program	SoCalGas	SDG&E	Total

2003 Distribution PBR	$--	$8.2	$8.2
GCIM	2.5	--	2.5
2003 Safety	0.4	--	0.4

Total	$2.9	$8.2	$11.1

The cumulative amount of these awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $67.8 million, substantially all of which has been included in net income.

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

In October 2003, the CPUC initiated a proceeding to consider a permanent methodology for allocating the DWR's revenue requirement beginning in 2004 through the remaining life of the DWR contracts (2013). On June 30, 2005, the CPUC reversed its prior decision and assigned SDG&E customers $422 million of the costs (instead of the $790 million per the prior decision). Such allocation does not affect SDG&E's net income, but does affect its customers' commodity rates.

In June 2004, the CPUC approved a request by SDG&E to enter into new electric resource contracts to meet its short- and long-term grid reliability needs, including the RAMCO/Miramar (45 MW) and Palomar (500 MW) turnkey acquisition agreements and a ten-year Otay Mesa Power Purchase Agreement (OMPPA) with Calpine. Miramar transferred to SDG&E in July 2005 and Palomar is expected to transfer in the first half of 2006. The expected capital expenditures for Miramar and Palomar are $36 million and $518 million, respectively. The OMPPA would begin January 1, 2008. In June 2005, the CPUC granted limited rehearing of its approval of the OMPPA. While the CPUC found that SDG&E needs the power to be supplied by the OMPPA, it determined that the record did not contain sufficient evidence to demonstrate that the OMPPA is beneficial to ratepayers. This matter is currently being addressed and a CPUC decision is expected in late 2005 or early 2006. In June 2005, the CPUC also approved SDG&E's request for the construction of $209 million in transmission facilities needed, in part, to provide full dispatchability of Calpine's Otay Mesa power plant. Given the relationship between the transmission line and the power plant, the company is evaluating the timing of the commencement of the transmission line construction.

SDG&E was requested to study the need for a new major transmission line by the CPUC as part of SDG&E's long-term resource plan. SDG&E is in the planning stages for a 500-kv transmission line to provide additional electricity import capability into Southern California and improved electric grid reliability. It expects to file a need/benefit assessment application for the new line with the CPUC in the fourth quarter of 2005, to be followed in the second quarter of 2006 by a siting/environmental application.

RECOVERY OF CERTAIN DISALLOWED TRANSMISSION COSTS

On May 24, 2005, SDG&E reached a settlement with the California Independent System Operator (ISO), subject to Federal Energy Regulatory Commission (FERC) approval, which provides for refunds of ISO charges on the Arizona Public Service and the Imperial Irrigation District ownership shares of the Southwest Powerlink (SWPL), and would resolve such unreimbursed charges going forward. If the settlement agreement is approved, SDG&E will record pre-tax income of approximately $40 million related to prior periods, and will cease to incur unreimbursed costs of approximately $5 million to $10 million per year in the future. In addition, on July 12, 2005, the U.S. Court of Appeals for the D.C. Circuit reversed and vacated FERC Opinion No. 458, finding that the FERC did not follow the ISO tariff in disallowing costs such as the subject SWPL charges. The court remanded the matter to FERC for further proceedings consistent with the court's order. This court order should permit SDG&E to recover through its tariff most of the unreimbursed ISO SWPL charges in the event the FERC does not approve the settlement.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted in January 2004 and is being addressed in two phases. A decision on Phase I was issued in September 2004; Phase II is scheduled for evidentiary hearings in August 2005 and will address a variety of issues including the adequacy of the utilities' transmission and storage facilities. Natural gas quality standards and interconnection requirements are being addressed in separate phases. Further discussion of Phase I and Phase II is included in the Annual Report.

The focus of the Natural Gas Market OIR is the period from 2006 to 2016. The Comprehensive Settlement Agreement (CSA) was entered into and approved as part of the Natural Gas Industry Restructuring (GIR) proceeding, as discussed in the Annual Report. Since the CSA would end in August 2006 and there is overlap between GIR and the OIR issues, a number of parties, including SoCalGas, have requested the CPUC not implement the CSA.

A separate application, to provide system integration, firm access rights and off-system deliveries, has been bifurcated into two phases, with the first phase (system integration) scheduled for evidentiary hearings in September 2005 to consider whether the transmission component of the natural gas transportation rates of SDG&E and SoCalGas should be equalized. System integration would allow customers in the SDG&E and SoCalGas service territories to access upstream supplies of natural gas on an equal basis. In the second phase, to be addressed in mid-2006, the CPUC will consider establishing a system of firm access rights into the utilities' system and off-system deliveries.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. This proceeding was suspended in September 2003 pending the results of an audit.

Beginning in November 2004, the CPUC initiated an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. A final audit report, covering years 1997 through 2003, is expected by August 31, 2005. The scope of the audit will be broader than the annual affiliate audit.

As reported in the company's Form 10-Q for the quarter ended March 31, 2005, the California Utilities filed with the CPUC on May 2, 2005 the results of the annual independent audit of the California Utilities' transactions with other Sempra Energy affiliates covering calendar year 2004. In response to a finding of the auditor that utility procurement information was improperly provided to an affiliated risk management consulting firm employed by Sempra Energy, the California Utilities have adopted the auditor's recommendation to perform risk management functions themselves rather than utilizing Sempra Energy's Risk Management Department.

2005 COST OF CAPITAL

In May 2005, SDG&E submitted a request to the CPUC seeking a return on equity (ROE) of 12.00%, an increase from its current ROE of 10.37%. This application was consolidated with the similar applications of Pacific Gas & Electric (PG&E) and Edison. The request also seeks to increase SDG&E's equity ratio from 49.0% to 51.0% to mitigate the impact on its capital structure associated with the debt equivalence of purchased power contracts. Together, these changes, if adopted, would result in an overall rate of return of 9.12% and increase SDG&E's electric distribution revenue requirement by $31.9 million, or 4.5%, and increase SDG&E's natural gas transportation revenue requirement by $7.2 million, or 2.7%. A CPUC decision is expected by year-end.

SOUTHERN CALIFORNIA FIRES

In July 2005, an administrative law judge (ALJ) issued a proposed decision on recovery of SDG&E costs associated with the 2003 Southern California fires that would grant recovery of all costs except for $1 million. The assigned commissioner's proposed decision would grant full recovery. A final decision is expected in 2005.

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

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.65 million in SDG&E's case).

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

ARGENTINE INVESTMENTS

As a result of the devaluation of the Argentine peso at the end of 2001 and subsequent further declines, Sempra Pipelines & Storage reduced the carrying value of its investment downward by a cumulative total of $194 million as of June 30, 2005 ($198 million as of December 31, 2004). These non-cash adjustments continue to occur based on fluctuations in the Argentine peso. They do not affect net income, but increase or decrease Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss).

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

LITIGATION

The company has expended and continues to expend substantial amounts with respect to the legal proceedings and related investigations and regulatory matters summarized below. At June 30, 2005, the company had accrued $255 million to provide for the estimated costs of these matters, of which $241 million related to matters arising from the 2000-2001 California energy crisis. However, the uncertainties inherent in complex legal proceedings and, in particular, jury trial litigation make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition. Further background on these matters is provided in the Annual Report.

DWR Contract

In 2003, Sempra Generation was awarded summary judgment in its favor in a state civil action between Sempra Generation and the DWR, in which the DWR sought to void its 10-year contract expiring in 2011 under which the company sells electricity to the DWR. On June 21, 2005, the California Court of Appeals reversed the summary judgment decision, concluding that the contract language was ambiguous and that the claims raised by Sempra Generation's complaint and the DWR's cross-complaint for breach of contract and misrepresentation present triable issues of material fact that must be addressed by further evidence and proceedings in the trial court.

In 2003, the FERC rejected federal regulatory challenges to the DWR contract, as well as contracts between the DWR and other power suppliers, and upheld the contracts as consistent with the public interest. In December 2003, appeals of this matter were filed by a number of parties, including the California Energy Oversight Board and the CPUC. Oral argument on the appeal was held in December 2004, with a decision by the appellate court expected in 2005.

The DWR continues to accept scheduled power from Sempra Generation and has paid all amounts billed. However, the DWR has commenced an arbitration proceeding disputing Sempra Generation's performance on various operational matters and has disputed a portion of the billings and the manner of certain deliveries. In November 2004, the arbitration panel denied Sempra Generation's motion to dismiss claims. Arbitration is expected to occur in late 2005.

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

Natural Gas Cases

Class-action and individual antitrust and unfair competition lawsuits filed in 2000 and thereafter, and now consolidated in San Diego Superior Court, allege that Sempra Energy and the California Utilities, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In December 2003, the Court approved a settlement with the El Paso entities valued at approximately $1.6 billion to resolve these claims and other litigation involving claims unrelated to those asserted against Sempra Energy and the California Utilities. The proceeding against Sempra Energy and the California Utilities, which claims damages of $23 billion after applicable trebling, has not been resolved and continues to be litigated. In late August 2005, the Court is scheduled to hear over 30 pretrial motions, including a motion to postpone the trial date. A jury trial has been rescheduled to commence on September 12, 2005; however, the judge has stated that date is the earliest on which the trial would begin.

On June 22, 2005, Sempra Energy and the California Utilities filed a petition with the FERC seeking a declaratory order that the FERC has exclusive jurisdiction with respect to the issues raised in the San Diego Superior Court litigation discussed above that preempts the California proceedings. The Superior Court has previously rejected assertions of FERC exclusive jurisdiction and a FERC ruling favorable to Sempra Energy, SoCalGas and SDG&E would not, in itself, dispose of the California litigation. In July 2005, comments opposing the petition were filed by a number of parties, including Edison, PG&E, the California Attorney General's Office, the California Energy Oversight Board, the CPUC and the City of Los Angeles. Sempra Energy and the California Utilities had requested the FERC to rule on the petition by August 1, 2005, but have not yet received a ruling and cannot predict when the FERC will rule.

Similar antitrust and unfair competition lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. The claims against the Sempra Energy defendants in the Arizona lawsuit were settled in September 2004 for $150,000. The Nevada Attorney General's lawsuit remains pending.

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during 2000-2001. Several of the company's senior officers have testified at investigational hearings conducted by the California Attorney General's Office, and the company expects additional hearings to be held.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other Sempra Energy subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that this is a matter for the FERC to resolve. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

Between May 2003 and December 2004, 20 antitrust actions were filed against Sempra Energy, or one or more of its affiliates (the California Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades. On April 8, 2005, one of those lawsuits, filed in the Nevada U.S. District Court, was dismissed on the merits, on the grounds that the claims asserted were preempted by federal law and the Filed Rate Doctrine. In June 2005, the three remaining lawsuits pending in the Nevada U.S. District Court were amended to name the California Utilities as defendants. In addition, in June 2005, a lawsuit similar to those pending in the Nevada federal court was filed in the U.S. District Court for the Eastern District of California. With respect to the lawsuits coordinated before the San Diego Superior Court, on June 29, 2005, the court denied defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries (SDG&E, Sempra Commodities and Sempra Generation, depending on the lawsuit), that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy, Sempra Commodities and Sempra Generation, among others, on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit U.S. Court of Appeals affirmed the district court's ruling, finding that the FERC, not civil courts, has exclusive jurisdiction over the matter. Snohomish County appealed the Ninth Circuit decision to the U.S. Supreme Court, which, in June 2005, declined to review the decision. The company believes that this decision provides a precedent for the dismissal on the basis of federal preemption and the Filed Rate Doctrine of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets.

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

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. A CPUC ALJ proposed decision highly critical of SoCalGas' natural gas purchase, sales, hedging and storage activities during the period was rejected by the CPUC in December 2004.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At June 30, 2005, the cumulative amount of shareholder awards, substantially all of which has been included in net income, was $67.8 million.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, as well as the company and its non-utility subsidiaries, contributed to the natural gas price spikes, or issue an order terminating the investigation. No hearings have yet been scheduled and discovery is ongoing.

FERC Refund Proceedings

In December 2002, a FERC ALJ issued preliminary findings indicating that the California Power Exchange (PX) and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different estimate of natural gas prices. The March 2003 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion for the same time period. Pending in the Ninth Circuit are various parties' appeals on aspects of the FERC's order. On April 12 and 13, 2005, the Ninth Circuit heard oral argument on issues relating to the scope of the refund proceeding and whether the FERC had jurisdiction to order refunds from governmental entities. Sempra Commodities previously established reserves for its likely share of the original $1.8 billion discussed above. During 2004 and the first half of 2005, Sempra Commodities recorded additional reserves to reflect the estimated effect of the FERC's revision of the benchmark prices to be used by the FERC to calculate refunds, and Sempra Generation recorded its share of the 2004 amounts related to its transactions with Sempra Commodities.

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

At June 30, 2005, Sempra Commodities remains due approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the FERC refund case. The company believes adequate reserves have been recorded.

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

Settlement of Claims Associated with the FERC's Investigations

SDG&E expects to receive approximately $45 million from Mirant and Enron to resolve certain claims related to the 2000-2001 energy crisis, of which approximately one-half had been received at June 30, 2005. Except for reimbursement of SDG&E's legal costs, all of the funds are applied to reduce electric rates.

Other Litigation

The company and several subsidiaries, along with three oil and gas companies, the City of Beverly Hills and the Beverly Hills Unified School District are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs claiming that various emissions resulted in cancer or fear of cancer. Twelve plaintiffs initially have a trial scheduled for March 2006 in which they seek unspecified compensatory and punitive damages. Sempra Energy has submitted the case to its insurers who have reserved their rights with respect to coverage.

In 1998, Sempra Energy and the California Utilities converted their traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. On July 8, 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion of its non-union pension plan unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. The company believes that any adverse determination in the litigation would not be material.

In May 2003, a federal judge issued an order finding that the Department of Energy's (DOE) environmental assessment of the Termoelectrica de Mexicali (TDM) plant and another, unrelated Mexicali power plant failed to evaluate the plants' environmental impact adequately and called into question the U.S. permits they received to build their cross-border transmission lines. In July 2003, the judge ordered the DOE to conduct additional environmental studies and denied the plaintiffs' request for an injunction blocking operation of the transmission lines, thus allowing the continued operation of the TDM plant. The DOE undertook to perform an Environmental Impact Study, which was completed in December 2004 and the U.S. permits were reissued in April 2005. In July 2005, plaintiff indicated that it intends to further challenge the agency action on the reissued permits by filing an amended complaint on or before August 15, 2005. If an amended complaint is filed, the court may set a new briefing schedule for the proceeding. Under the current schedule, if a stipulation of dismissal is not filed to terminate the litigation by August 15, 2005, the DOE will file a motion by August 22, 2005, showing cause why the court should not set aside the prior permits. In that event, court hearings may take place in the fourth quarter of 2005.

Income Tax Matters

The company's tax returns are routinely examined by federal and state tax agencies. During the second quarter of 2005, the company resolved a number of issues in its federal and state income tax examinations that span the 1998-2001 period and recorded the effects thereof. Since not all issues have been resolved, the federal and state income tax liabilities for these years are not yet finally determined and the company continues to work with the agencies to respond to inquiries and to resolve a number of disputed issues.

At June 30, 2005 and March 31, 2005, the company had accrued liabilities of $122 million and $143 million, respectively, on its balance sheet for income tax issues not yet resolved with federal, state and foreign tax authorities. During the six months ended June 30, 2005, the company recorded a reduction in income tax expense of $42 million in connection with these matters, all in the first quarter. Matters that have been under consideration by the tax authorities could, along with the reversal of other accrued liabilities, result in a reduction of up to $62 million in income tax expense in 2005 or 2006 if favorably resolved.

Section 29 Income Tax Credits

The IRS has conducted various examinations of the partnerships associated with the company's Section 29 income tax credits, covering various years as recent as 2000, depending on the partnership. It has reported no change in the credits. From acquisition of the facilities in 1998, the company has generated Section 29 income tax credits of $391 million through June 30, 2005, of which $20 million and $42 million were recorded for the three months and six months ended June 30, 2005, respectively.

If 2006 and 2007 oil prices are as high as forward prices for those years would currently indicate, a partial or complete phaseout of Section 29 tax credits will occur in accordance with Section 29 regulations. Sempra Commodities has entered into financial transactions to offset substantially the 2005 impact of any phaseout.

NOTE 8. SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has four separately managed reportable segments (SoCalGas, SDG&E, Sempra Commodities and Sempra Generation), which are described in the Annual Report. All other operating revenues in the table below include primarily the revenues of Sempra Pipelines and Storage, as well as revenues from smaller business units.

The accounting policies of the segments are described in the notes to Consolidated Financial Statements in the Annual Report, and segment performance is evaluated by management based on reported income. California Utility transactions are based on rates set by the CPUC and the FERC.

	Three months ended June 30,				Six months ended June 30,

(Dollars in millions)	2005		2004		2005		2004

OPERATING REVENUES
SoCalGas	$940	41%	$847	42%	$2,181	44%	$1,995	46%
SDG&E	539	24	536	27	1,160	23	1,116	26
Sempra Commodities	446	20	344	17	904	18	652	15
Sempra Generation	355	16	436	22	775	16	736	17
All other	75	3	63	3	144	3	127	3
Corporate adjustments and intercompany eliminations	(32)	(2)	(44)	(2)	(67)	(1)	(70)	(2)
Intersegment revenues	(51)	(2)	(186)	(9)	(133)	(3)	(200)	(5)

Total	$2,272	100%	$1,996	100%	$4,964	100%	$4,356	100%

INTEREST EXPENSE
SoCalGas	$11		$9		$22		$19
SDG&E	18		18		34		35
Sempra Commodities	9		6		17		14
Sempra Generation	5		13		12		22
All other	79		77		157		156
Intercompany eliminations	(50)		(43)		(96)		(86)

Total	$72		$80		$146		$160

INTEREST INCOME
SoCalGas	$3		$1		$5		$2
SDG&E	--		1		5		6
Sempra Commodities	3		4		5		10
Sempra Generation	2		4		4		9
All other	54		43		100		92
Intercompany eliminations	(50)		(43)		(96)		(86)

Total	$12		$10		$23		$33

DEPRECIATION AND AMORTIZATION
SoCalGas	$66	40%	$76	46%	$132	41%	$150	45%
SDG&E	66	40	67	41	131	41	135	41
Sempra Commodities	7	5	5	3	14	4	11	3
Sempra Generation	14	9	10	6	27	8	22	7
All other	10	6	7	4	20	6	12	4

Total	$163	100%	$165	100%	$324	100%	$330	100%

INCOME TAX EXPENSE (BENEFIT)
SoCalGas	$34	94%	$38	123%	$81	184%	$81	92%
SDG&E	20	56	27	87	47	107	73	83
Sempra Commodities	15	42	28	90	30	68	53	60
Sempra Generation	22	61	8	26	49	111	31	35
All other	(55)	(153)	(70)	(226)	(163)	(370)	(150)	(170)

Total	$36	100%	$31	100%	$44	100%	$88	100%

NET INCOME (LOSS)
SoCalGas	$58	48%	$50	41%	$127	37%	$106	33%
SDG&E	29	24	30	25	88	26	80	25
Sempra Commodities	26	22	46	38	55	16	103	32
Sempra Generation	27	22	19	16	73	21	54	17
All other	(19)	(16)	(24)	(20)	1	--	(25)	(7)

Total	$121	100%	$121	100%	$344	100%	$318	100%

	June 30,		December 31,
(Dollars in millions)	2005		2004

ASSETS
SoCalGas	$5,311	22%	$5,502	23%
SDG&E	6,901	28	6,834	29
Sempra Commodities	7,918	33	7,574	32
Sempra Generation	2,402	10	2,738	12
All other	2,425	10	1,997	8
Intersegment receivables	(752)	(3)	(1,002)	(4)

Total	$24,205	100%	$23,643	100%

	Six months ended June 30,

	2005		2004

CAPITAL EXPENDITURES
SoCalGas	$146	25%	$144	29%
SDG&E	196	33	181	36
Sempra Commodities	22	4	82	16
Sempra Generation	94	16	48	10
All other	127	22	43	9

Total	$585	100%	$498	100%

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide a wide spectrum of value-added electric and natural gas products and services to a diverse range of customers. Operations are divided between delivery services, comprised of the California Utilities, and Sempra Global.

RESULTS OF OPERATIONS

Net income increased $26 million (8%) to $344 million for the six months ended June 30, 2005 and remained the same at $121 million for the three months ended June 30, 2005, compared to the corresponding periods of 2004.

Comparison of Earnings

The following tables summarize certain significant factors that have affected the company's earnings for the three month and six month periods ended June 30, 2005 and 2004. These factors are discussed elsewhere in this Quarterly Report and the Annual Report and this summary should be read in conjunction with those more detailed discussions.

Six months ended June 30

	Net Income		Operating Income

(Dollars in millions)	2005	2004	2005	2004

Reported amounts	$344	$318	$492	$552

Resolution of prior years' income tax issues	(63)	(23)	--	--
California energy crisis litigation costs	6	10	10	16
Discontinued operations - AEG	2	32	--	--
Resolution of vendor disputes in Argentina	--	(12)	--	--
Gain on settlement of Cameron liability	--	(8)	--	--
Gain on partial sale of Luz del Sur	--	(5)	--	--

	$289	$312	$502	$568

Three months ended June 30

	Net Income		Operating Income

(Dollars in millions)	2005	2004	2005	2004

Reported amounts	$121	$121	$213	$220

Resolution of prior years' income tax issues	(4)	(7)	--	--
Discontinued operations - AEG	2	8	--	--
California energy crisis litigation costs	3	10	6	16
Resolution of vendor disputes in Argentina	--	(12)	--	--
Gain on partial sale of Luz del Sur	--	(5)	--	--

	$122	$115	$219	$236

Net Income by Business Unit

	Six months ended June 30,

(Dollars in millions)	2005		2004

California Utilities
Southern California Gas Company	$127	37%	$106	33%
San Diego Gas & Electric	88	26	80	25

Total California Utilities	215	63	186	58

Sempra Global
Sempra Commodities	55	16	103	32
Sempra Generation	73	21	54	17
Sempra Pipelines & Storage	29	9	28	9
Sempra LNG	(10)	(3)	4	1

Total Sempra Global	147	43	189	59

Sempra Financial	11	3	16	5
Parent and other*	(27)	(8)	(41)	(12)

Income from continuing operations	346	101	350	110
Discontinued operations, net of tax	(2)	(1)	(32)	(10)

Net income	$344	100%	$318	100%

	Three months ended June 30,

(Dollars in millions)	2005		2004

California Utilities
Southern California Gas Company	$58	48%	$50	41%
San Diego Gas & Electric	29	24	30	25

Total California Utilities	87	72	80	66

Sempra Global
Sempra Commodities	26	22	46	38
Sempra Generation	27	22	19	16
Sempra Pipelines & Storage	16	13	17	14
Sempra LNG	(5)	(4)	(2)	(2)

Total Sempra Global	64	53	80	66

Sempra Financial	7	6	6	5
Parent and other*	(35)	(29)	(37)	(30)

Income from continuing operations	123	102	129	107
Discontinued operations, net of tax	(2)	(2)	(8)	(7)

Net income	$121	100%	$121	100%

* Includes after-tax interest expense of $49 million and $56 million for the six months ended June 30, 2005 and 2004, respectively, and after-tax interest expense of $24 million and $27 million for the three months ended June 30, 2005 and 2004, respectively; intercompany eliminations recorded in consolidation; and certain corporate costs incurred at Sempra Global.

California Utility Revenues and Cost of Sales

During the six months and three months ended June 30, 2005, natural gas revenues increased compared to the corresponding periods in 2004 as a result of higher natural gas costs, which are passed on to customers.

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

The tables below summarize the natural gas and electric volumes and revenues by customer class for the six month periods ended June 30.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2005:
Residential	157	$1,649	1	$3	158	$1,652
Commercial and industrial	66	591	138	87	204	678
Electric generation plants	--	2	89	36	89	38
Wholesale	--	--	11	3	11	3

	223	$2,242	239	$129	462	2,371
Balancing accounts and other						117

Total						$2,488

2004:
Residential	156	$1,511	1	$4	157	$1,515
Commercial and industrial	65	517	136	94	201	611
Electric generation plants	--	--	102	37	102	37
Wholesale	--	--	10	2	10	2

	221	$2,028	249	$137	470	2,165
Balancing accounts and other						115

Total						$2,280

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)

	2005		2004

	Volumes	Revenue	Volumes	Revenue

Residential	3,446	$351	3,396	$338
Commercial	3,164	312	3,142	302
Industrial	1,030	69	974	63
Direct Access	1,628	56	1,658	49
Street and highway lighting	48	6	47	6

	9,316	794	9,217	758
Balancing accounts and other		6		43

Total		$800		$801

Although revenues and costs associated with long-term contracts allocated to SDG&E from the DWR are not included in the income statement, the associated volumes and distribution revenue are included in the above table.

Other Operating Revenues

Other operating revenues, which consist primarily of revenues from Sempra Global, increased by $401 million (31%) in the six months ended June 30, 2005 to $1.7 billion, and increased by $182 million (29%) in the three months ended June 30, 2005 to $811 million. The increases reflect higher power and natural gas sales to the DWR and various merchant customers as a result of higher natural gas prices at Sempra Generation, and increased trading activity at Sempra Commodities, primarily as a result of increased volatility in the power markets. The increase in revenues at Sempra Generation is net of the revenues related to the construction of the Palomar plant for SDG&E, which are substantially eliminated in consolidation.

Other Cost of Sales

Other cost of sales, which consists primarily of cost of sales at Sempra Global, increased by $442 million (63%) in the six months ended June 30, 2005 to $1.1 billion, and increased by $185 million (49%) in the three months ended June 30, 2005 to $560 million, primarily due to higher commodity costs associated with the higher sales noted above for Sempra Commodities and Sempra Generation.

Other Income, Net

Other income, primarily equity earnings from unconsolidated subsidiaries and interest on regulatory balancing accounts, increased by $8 million (44%) in the six months ended June 30, 2005 to $26 million. Other income in 2005 included lower equity losses at Sempra Financial (due to the 2004 sale of its alternative-fuel investment, Carbontronics, and decreased equity losses from certain affordable-housing investments) and lower equity losses at Sempra Generation resulting from the acquisition of the Coleto Creek coal plant by a joint venture 50% owned by Sempra Generation in July 2004. Other income in 2004 included a $13 million before-tax gain on the settlement of an unpaid portion of the purchase price of the proposed Cameron LNG project for an amount less than the liability (which had been recorded as a derivative), a $7 million before-tax gain at Sempra Pipelines & Storage from the partial sale of Luz del Sur and $12 million after-tax from the resolution of vendor disputes in Argentina.

Other income decreased by $4 million (31%) in the three months ended June 30, 2005 to $9 million. The decrease was due primarily to the gain on the partial sale of Luz del Sur and the resolution of vendor disputes in 2004 at Sempra Pipelines & Storage, offset by lower equity losses at Sempra Financial and Sempra Generation in 2005. The decrease was also due to higher regulatory interest on balancing accounts at the California Utilities in 2005 due to higher interest rates.

Interest Income

For the six months ended June 30, 2005, interest income decreased by $10 million (30%) to $23 million due primarily to interest income related to the favorable resolution of income tax issues in 2004.

Income Taxes

Income tax expense was $44 million and $88 million for the six months ended June 30, 2005 and 2004, respectively, and the effective income tax rates were 11 percent and 20 percent, respectively. Additionally, income tax expense was $36 million and $31 million for the three months ended June 30, 2005 and 2004, respectively, and the effective income tax rates were 23 percent and 19 percent, respectively. For the six months, the decrease in expense was due to lower pre-tax income from continuing operations and the lower effective tax rate. The decrease in the effective rate was due primarily to the favorable resolution of prior years' income tax issues in 2005, offset by a lesser amount of favorable resolutions in 2004. Further discussion of the 2005 resolution is provided in Note 7 of the notes to Consolidated Financial Statements. For the three months, the change was primarily due to lower Section 29 credits and low-income housing credits generated in 2005.

Discontinued Operations

In the first quarter of 2004, Sempra Energy's board of directors approved management's plan to dispose of the company's interest in AEG, a marketer of power and natural gas commodities to commercial and residential customers in the United Kingdom. AEG's losses were $2 million and $32 million for the six months ended June 30, 2005 and 2004, respectively, including a $2 million loss on the disposal recorded in each of 2005 and 2004. Note 4 of the notes to Consolidated Financial Statements provides further details.

Net Income

Information concerning changes in net income is provided in the tables shown previously under "Comparison of Earnings" and in the following discussion for each business unit.

Net Income by Business Unit

Southern California Gas Company

Net income for SoCalGas increased by $21 million (20%) to $127 million for the six months ended June 30, 2005 due primarily to the CPUC's 2005 cost of service decision eliminating 2004 revenue sharing ($11 million after-tax had been accrued in 2004 pending the decision and was restored to income in 2005) and authorizing higher revenues. Net income for SoCalGas increased by $8 million (16%) to $58 million for the three months ended June 30, 2005 primarily due to higher authorized revenues. Additionally, the three months ending June 30, 2005 benefited from reduced expenses.

San Diego Gas & Electric

Net income for SDG&E increased by $8 million (10%) to $88 million for the six months ended June 30, 2005, primarily due to the favorable resolution of income-tax issues in 2005 offset by higher operating costs and reduced revenues attributable to SONGS. Additionally, net income for SDG&E decreased by $1 million (3%) to $29 million for the three months ended June 30, 2005, primarily due to higher operating costs and reduced revenues attributable to SONGS.

Sempra Commodities

Sempra Commodities' net income decreased by $48 million (47%) to $55 million for the six months ended June 30, 2005 in connection with changes in margin, as detailed below. Additionally, net income decreased by $20 million (43%) to $26 million for the three months ended June 30, 2005. Earnings variability will continue in future periods as a result of certain items, primarily related to natural gas and oil inventories, and storage and transportation capacity contracts, which are not being marked to market, and economically offsetting derivative instruments, which are marked to market.

	Six months ended June 30,
Margin (Dollars in millions)	2005		2004

Geographical:
North America	$294	102%	$267	69%
Europe and Asia	(6)	(2)	120	31

	$288	100%	$387	100%

Product Line:
Gas	$1	--%	$94	24%
Power	124	43	54	14
Oil - crude and products	71	25	91	24
Metals	39	14	109	28
Other	53	18	39	10

	$288	100%	$387	100%

	Three months ended June 30,
Margin (Dollars in millions)	2005		2004

Geographical:
North America	$169	126%	$147	80%
Europe and Asia	(35)	(26)	36	20

	$134	100%	$183	100%

Product Line:
Gas	$16	12%	$52	28%
Power	82	61	9	5
Oil - crude and products	(9)	(7)	49	27
Metals	25	19	51	28
Other	20	15	22	12

	$134	100%	$183	100%

Margin consists of net revenues less related costs (primarily brokerage, transportation and storage) plus or minus net interest income/expense.

A summary of Sempra Commodities' unrealized revenues for trading activities for the six months ended June 30, 2005 and 2004 follows:

(Dollars in millions)	2005	2004

Balance at December 31	$1,193	$347
Additions	416	727
Realized	(707)	(402)

Balance at June 30	$902	$672

The estimated fair values as of June 30, 2005, and the scheduled maturities are (dollars in millions):

	Fair Market	Scheduled Maturity (in months)
Source of fair value	Value	0-12	13-24	25-36	>36

Prices actively quoted	$718	$659	$(89)	$61	$87
Prices provided by other external sources	25	(5)	1	--	29

Prices based on models and other valuation methods	(7)	5	--	--	(12)

Over-the-counter revenue *	736	659	(88)	61	104
Exchange contracts **	166	258	25	(70)	(47)

Total	$902	$917	$(63)	$(9)	$57

* The present value of unrealized revenue to be received or (paid) from outstanding OTC contracts.
** Cash received or (paid) associated with open exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income increased by $19 million (35%) to $73 million for the six months ended June 30, 2005, and increased by $8 million (42%) to $27 million for the three months ended June 30, 2005, primarily due to increased sales from its facilities in Texas, including the Coleto Creek power plant acquired July 1, 2004, which is 50% owned and recorded on the equity method, and the litigation costs recorded during the three months ended June 30, 2004.

Sempra Pipelines & Storage

Sempra Pipelines & Storage's net income increased by $1 million (4%) to $29 million for the six months ended June 30, 2005, and decreased by $1 million (6%) to $16 million for the three months ended June 30, 2005. The change in net income for the six months ended June 30, 2005 was primarily due to lower operating expenses and lower income tax expense in 2005, offset by lower equity earnings in 2005.

Sempra LNG

Sempra LNG recorded a net loss of $10 million for the six months ended June 30, 2005 compared to net income of $4 million for the corresponding period of 2004. The 2005 loss resulted from development costs. Development costs in 2004 were more than offset by the $8 million after-tax gain on the settlement of the Cameron liability. Additionally, Sempra LNG recorded net losses of $5 million and $2 million for the three months ended June 30, 2005 and 2004, respectively, due to the development costs.

Sempra Financial

Sempra Financial's net income decreased by $5 million (31%) to $11 million for the six months ended June 30, 2005 due to a decrease in tax credits (resulting primarily from the sale of Carbontronics) offset by decreased equity losses. Net income increased by $1 million (17%) to $7 million for the three months ended June 30, 2005 due to decreased equity losses offset by a decrease in tax credits.

Parent and Other

Net loss for Parent and Other was $27 million for the six months ended June 30, 2005 compared to a net loss of $41 million for the corresponding period of 2004. The change was due primarily to higher investment income and lower income tax expense in 2005.

CAPITAL RESOURCES AND LIQUIDITY

The company's California Utility operations are a major source of liquidity. Funding of other business units' capital expenditures is partly dependent on dividends from the California Utilities and Sempra Commodities' liquidity requirements, which can fluctuate significantly.

At June 30, 2005, there was $726 million in unrestricted cash and $4 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. At June 30, 2005, $27 million of these lines supported variable-rate debt. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were to be significantly reduced or the company were to be unable to issue new securities under acceptable terms, the company would be required to reduce non-utility capital expenditures, trading operations and investments in new businesses. Management continues to regularly monitor the company's ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

At the California Utilities, cash flows from operations and from security issuances are expected to continue to be adequate to meet utility capital expenditure requirements and provide dividends to Sempra Energy. In June 2004, SDG&E received CPUC approval of its intended 2006 purchase from Sempra Generation of the 550-megawatt Palomar generating facility being constructed in Escondido, California. As a result, the level of SDG&E's dividends to Sempra Energy is reduced during the construction of the facility to increase SDG&E's equity in preparation for the purchase of the completed facility, expected in the first quarter of 2006.

Sempra Commodities provides or requires cash as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by credit ratings and commodity price fluctuations), and the length of its various trading positions. Its status as a source or use of cash also varies with its level of borrowings from its own sources, including the $1 billion two-year syndicated revolving line of credit that it obtained in June 2004 and utilization of a three-year revolving letter of credit facility obtained in July 2005 to support margin and other requirements. At June 30, 2005, Sempra Commodities' intercompany borrowings were $512 million, up from $421 million at December 31, 2004. Sempra Commodities' external debt was $254 million and $161 million at June 30, 2005 and December 31, 2004, respectively. Company management continuously monitors the level of Sempra Commodities' cash requirements in light of the company's overall liquidity.

Sempra Generation's projects have been financed through a combination of project financing, funds from the company and external borrowings. Existing and future projects are expected to be financed from Sempra Generation's cash from operations, project financing and funds from the company.

Sempra Generation's energy contracts typically contain collateral requirements related to credit lines. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of June 30, 2005, Sempra Generation had outstanding collateral requirements under these contracts of $267 million, portions of which have been remitted or guaranteed at June 30, 2005.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $103 million (15%) to $565 million for 2005. The change was primarily due to increased income tax payments and a higher decrease in accounts payable in 2005, partially offset by an increase in other assets in 2004.

For the six months ended June 30, 2005, the company made pension and other postretirement benefit plan contributions of $7 million and $23 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities totaled $(534) million and $20 million for the six months ended June 30, 2005 and 2004, respectively. The change was primarily attributable to proceeds from the sale of U.S. Treasury obligations that previously securitized the Mesquite synthetic lease for one of Sempra Generation's power plants and the disposal of AEG's discontinued operations in 2004, and higher capital expenditures in 2005.

In March 2005, SDG&E submitted a proposal to the CPUC for installing advanced electric meters with integrated two-way communications. This advanced metering infrastructure (AMI) has several features that would encourage customers to conserve electricity and shift usage from time periods of high prices or capacity constraints, and could also result in various efficiency improvements. Installing AMI would require spending $420 million for full deployment over four years, including $13 million in pre-deployment funding through 2006. A proposal to authorize the pre-deployment funding is pending CPUC approval. If approved, all issues will be heard by the CPUC in February 2006 with a final decision expected in late summer of 2006. By CPUC order, SDG&E will also file supplemental information regarding various other deployment scenarios.

On August 1, 2005, Sempra LNG announced an agreement with Eni S.p.A. for 40 percent of the output of the Cameron LNG terminal. This agreement, along with negotiations that are well under way with other parties who have previously signed Heads of Agreement, permits the company to commence construction of the terminal during the third quarter of 2005.

During the first quarter of 2005, Sempra LNG filed for FERC authorization to construct and operate the Port Arthur LNG terminal.

In June 2005, Sempra LNG terminated an agreement signed in December 2004 with the Alaskan Gas Line Port Authority to develop the "All Alaska Pipeline Project."

In July 2005, Sempra Generation purchased Reliant Energy's 50-percent interest in El Dorado Energy for $132 million, resulting in Sempra Generation's having full ownership of the 480-megawatt El Dorado power plant located in Boulder City, Nevada.

In July 2005, Sempra Generation announced its intention to triple the output of its Twin Oaks coal-fired generation plant at a cost of $750 million to $800 million.

During the first quarter of 2005, Sempra Pipelines & Storage filed for FERC authorization to construct and operate the Liberty natural gas storage facility and the Port Arthur pipeline. In May 2005, ProLiance Transportation and Storage, LLC acquired a 25-percent ownership in Liberty.

The company expects to make capital expenditures and investments of $1.6 billion in 2005, of which $591 million had been expended as of June 30, 2005. Significant capital expenditures and investments are expected to include $900 million for the California Utilities' plant improvements, $150 million for the Palomar plant and over $400 million for the development of LNG regasification terminals and related pipelines. These expenditures and investments are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities increased by $238 million to $276 million for 2005. The increase was due to lower payments on long-term debt and increases in common stock in 2005 in connection with the $600 million of Equity Units, partially offset by a higher issuance of long-term debt in 2004, redemption of $200 million of mandatorily redeemable preferred securities in 2005 and a net decrease in short-term borrowings in 2005 compared to a net increase in 2004. In May 2005, SDG&E issued $250 million of 30-year first mortgage bonds.

COMMITMENTS

At June 30, 2005, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $958 million related to natural gas contracts at SoCalGas and $250 million related to the issuance of first mortgage bonds at SDG&E. The future payments under the new natural gas contracts are expected to be $311 million for 2005, $246 million for 2006, $109 million for 2007, $107 million for 2008, $91 million for 2009 and $94 million thereafter. The bonds are expected to mature in 2035.

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

Litigation

Note 7 of the notes to Consolidated Financial Statements herein and Note 16 of the notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis and Sempra Generation's contract with the DWR), the ultimate resolution of which could have a material adverse effect on future performance.

California Utilities

Note 6 of the notes to Consolidated Financial Statements herein and Notes 14 and 15 of the notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas restructuring and rates, the recent cost of service proceedings, and other pending proceedings and investigations.

Sempra Global

Electric-Generation Assets

As discussed in "Capital Resources and Liquidity" above and in Notes 2 and 3 of the notes to Consolidated Financial Statements in the Annual Report, the company is involved in the expansion of its electric-generation capabilities, which will affect the company's future performance.

Investments

As discussed in "Cash Flows From Investing Activities," the company's investments will significantly impact the company's future performance.

Sempra LNG is in the process of developing Energía Costa Azul, an LNG receiving terminal in Baja California, Mexico; the Cameron LNG receiving terminal in Louisiana; and the Port Arthur LNG receiving terminal in Texas. Additional information regarding these activities is provided above under "Capital Resources and Liquidity" and in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

Beginning in 2003, the company started expanding its natural gas storage capacity by developing Bluewater Gas Storage, LLC, located in Michigan. In April 2004, the company announced the acquisition of land and associated rights for the development of a salt-cavern natural gas storage facility in Evangeline Parish, Louisiana, operating as the Pine Prairie Energy Center. In July 2004, the company announced that it had acquired the rights to develop a salt-cavern natural gas storage facility located in Calcasieu Parish, Louisiana, called Liberty. In May 2005, ProLiance Transportation and Storage, LLC acquired a 25-percent ownership in Liberty from the company. Additional information regarding these activities is provided above under "Capital Resources and Liquidity" and in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

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

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 2 of the notes to Consolidated Financial Statements. Pronouncements of particular importance to the company are described below.

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

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47): Issued in March 2005, FIN 47 clarifies that the term "conditional asset-retirement obligation" as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report.

Further discussion is provided in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

Following is a summary of Sempra Commodities' trading VaR profile (using a one-day holding period) in millions of dollars:

	95%		99%

June 30, 2005	$11.1		$15.6
Year-to-date 2005 range	$5.7	to $ 14.8	$8.0	to $ 20.8
June 30, 2004	$5.6		$7.9
Year-to-date 2004 range	$2.8	to $ 11.3	$3.9	to $ 15.9

As of June 30, 2005, the total VaR of the California Utilities' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief

Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities:

On April 5, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, at any time and from time to time, in the open market, in negotiated transactions and otherwise, of which $88.2 million has been utilized through June 30, 2005. Such authorization supersedes a prior $100 million authorization.

The following table sets forth information concerning purchases made by the company of its common stock during the second quarter of 2005:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may Yet be Purchased Under Plans or Programs

April 2005	--	$--	--
May 2005	1,800,700	$38.61	1,800,700
June 2005	491,675 (a)	$39.93	465,800

	2,292,375	$38.89	2,266,500	$161,803,863

(a) Includes 25,875 shares at an average price per share of $39.67 purchased from restricted stock participants who elected to sell all or some of their shares upon vesting.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding the submission of matters to a vote of security holders during the quarter ended June 30, 2005, is set forth in Part II, Item 4, of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2005:

Current Report on Form 8-K filed May 4, 2005, filing as an exhibit Sempra Energy's press release of May 4, 2005, giving the financial results for the three months ended March 31, 2005.

Current Report on Form 8-K filed June 23, 2005, announcing the California Court of Appeal's reversal of the summary judgment decision in a civil action between Sempra Generation and the California Department of Water and Power and the filing of a petition with the Federal Energy Regulatory Commission seeking a declaratory order of exclusive federal jurisdiction in the Continental Forge class action litigation.

Current Report on Form 8-K filed August 2, 2005, filing as exhibits Sempra Energy's press release of August 2, 2005, giving the financial results for the three months ended June 30, 2005, and related Income Statement Data by Business Unit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: August 2, 2005	By: /s/ F. H. Ault

F. H. Ault Sr. Vice President and Controller