Form 10-Q
period 2005-09-30
SEMPRA ENERGY
filed 2005-11-02
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2005

Commission file number	1-14201

SEMPRA ENERGY

(Exact name of registrant as specified in its charter)
California	33-0732627

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes		No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on October 31, 2005:	257,089,304

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions, except per share amounts)
	Three months ended
	September 30,

	2005	2004

OPERATING REVENUES
California utilities:
Natural gas	$1,032	$909
Electric	463	445
Other	1,231	811

Total operating revenues	2,726	2,165

OPERATING EXPENSES
California utilities:
Cost of natural gas	547	438
Cost of electric fuel and purchased power	146	143
Other cost of sales	743	484
Other operating expenses	993	530
Depreciation and amortization	157	171
Franchise fees and other taxes	61	54

Total operating expenses	2,647	1,820

Operating income	79	345
Other income, net (Note 3)	131	40
Interest income	29	25
Interest expense	(75)	(74)
Preferred dividends of subsidiaries	(2)	(2)

Income from continuing operations before income taxes	162	334
Income tax expense (benefit)	(60)	103

Income from continuing operations	222	231
Discontinued operations, net of tax (Note 4)	(1)	--

Net income	$221	$231

Basic earnings per share:
Income from continuing operations	$0.87	$1.01
Discontinued operations, net of tax	--	--

Net income	$0.87	$1.01

Weighted-average number of shares outstanding (thousands)	252,974	229,376

Diluted earnings per share:
Income from continuing operations	$0.86	$0.98
Discontinued operations, net of tax	--	--

Net income	$0.86	$0.98

Weighted-average number of shares outstanding (thousands)	257,370	235,936

Dividends declared per share of common stock	$0.29	$0.25

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions, except per share amounts)

	Nine months ended
	September 30,

	2005	2004

OPERATING REVENUES
California utilities:
Natural gas	$3,520	$3,189
Electric	1,263	1,246
Other	2,907	2,086

Total operating revenues	7,690	6,521

OPERATING EXPENSES
California utilities:
Cost of natural gas	2,060	1,744
Cost of electric fuel and purchased power	437	425
Other cost of sales	1,887	1,186
Other operating expenses	2,069	1,597
Depreciation and amortization	481	501
Franchise fees and other taxes	185	171

Total operating expenses	7,119	5,624

Operating income	571	897
Other income, net (Note 3)	157	58
Interest income	52	58
Interest expense	(221)	(234)
Preferred dividends of subsidiaries	(7)	(7)

Income from continuing operations before income taxes	552	772
Income tax expense (benefit)	(16)	191

Income from continuing operations	568	581
Discontinued operations, net of tax (Note 4)	(3)	(32)

Net income	$565	$549

Basic earnings per share:
Income from continuing operations	$2.33	$2.55
Discontinued operations, net of tax	(0.01)	(0.14)

Net income	$2.32	$2.41

Weighted-average number of shares outstanding (thousands)	243,342	227,412

Diluted earnings per share:
Income from continuing operations	$2.27	$2.50
Discontinued operations, net of tax	(0.01)	(0.14)

Net income	$2.26	$2.36

Weighted-average number of shares outstanding (thousands)	249,874	232,366

Dividends declared per share of common stock	$0.87	$0.75

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$503	$419
Short-term investments	12	15
Trade accounts receivable, net	667	950
Other accounts and notes receivable, net	133	82
Due from unconsolidated affiliate	4	4
Deferred income taxes	36	15
Interest receivable	32	80
Trading-related receivables and deposits, net	3,281	2,606
Derivative trading instruments	5,547	2,339
Commodities owned	2,456	1,547
Regulatory assets arising from fixed-price contracts and other derivatives	121	152
Other regulatory assets	107	103
Inventories	240	172
Other	274	222

Current assets of continuing operations	13,413	8,706
Current assets of discontinued operations	55	70

Total current assets	13,468	8,776

Investments and other assets:
Due from unconsolidated affiliates	27	42
Regulatory assets arising from fixed-price contracts and other derivatives	411	500
Other regulatory assets	564	619
Nuclear decommissioning trusts	631	612
Investments	1,104	1,164
Sundry	994	844

Total investments and other assets	3,731	3,781

Property, plant and equipment:
Property, plant and equipment	17,155	16,203
Less accumulated depreciation and amortization	(5,375)	(5,117)

Property, plant and equipment, net	11,780	11,086

Total assets	$28,979	$23,643

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	September 30,	December 31,
	2005	2004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$305	$405
Accounts payable - trade	964	1,020
Accounts payable - other	124	106
Due to unconsolidated affiliates	--	205
Income taxes payable	75	187
Trading-related payables	4,501	3,182
Derivative trading instruments	4,742	1,484
Commodities sold with agreement to repurchase	394	513
Dividends and interest payable	137	123
Regulatory balancing accounts, net	522	509
Fixed-price contracts and other derivatives	128	157
Current portion of long-term debt	401	398
Other	820	776

Current liabilities of continuing operations	13,113	9,065
Current liabilities of discontinued operations	7	17

Total current liabilities	13,120	9,082

Long-term debt	4,346	4,192

Deferred credits and other liabilities:
Due to unconsolidated affiliates	162	162
Customer advances for construction	95	97
Postretirement benefits other than pensions	124	129
Deferred income taxes	227	420
Deferred investment tax credits	74	78
Regulatory liabilities arising from cost of removal obligations	2,444	2,359
Regulatory obligations arising from asset retirement obligations	342	333
Other regulatory liabilities	60	67
Fixed-price contracts and other derivatives	412	500
Asset retirement obligations	334	326
Deferred credits and other	1,183	854

Total deferred credits and other liabilities	5,457	5,325

Preferred stock of subsidiaries	179	179

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized; 257 million and 234 million shares outstanding at September 30, 2005 and December 31, 2004, respectively)	2,952	2,301
Retained earnings	3,308	2,961
Deferred compensation relating to ESOP	(29)	(32)
Accumulated other comprehensive income (loss)	(354)	(365)

Total shareholders' equity	5,877	4,865

Total liabilities and shareholders' equity	$28,979	$23,643

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Nine months ended
	September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$565	$549
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	3	32
Depreciation and amortization	481	501
Gain on sale of assets	(105)	(15)
Impairment losses	11	8
Deferred income taxes and investment tax credits	(161)	(7)
Other	7	42
Net changes in other working capital components	(387)	(519)
Changes in other assets	(99)	(72)
Changes in other liabilities	349	21

Net cash provided by continuing operations	664	540
Net cash used in discontinued operations	(3)	(30)

Net cash provided by operating activities	661	510

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(957)	(782)
Proceeds from sale of assets	274	371
Proceeds from disposal of discontinued operations	3	137
Investments and acquisitions of subsidiaries, net of cash acquired	(80)	(70)
Dividends received from affiliates	46	50
Other	(8)	8

Net cash used in investing activities	(722)	(286)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(193)	(145)
Issuance of common stock	692	90
Repurchases of common stock	(95)	(5)
Issuance of long-term debt	255	897
Payments on long-term debt	(209)	(1,648)
Redemption of mandatorily redeemable preferred securities	(200)	--
Increase (decrease) in short-term debt, net	(102)	434
Other	(3)	(4)

Net cash provided by (used in ) financing activities	145	(381)

Increase (decrease) in cash and cash equivalents	84	(157)
Cash and cash equivalents, January 1	419	409

Cash and cash equivalents, September 30	$503	$252

See notes to Consolidated Financial Statements.

	Nine months ended
	September 30,

	2005	2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$212	$229

Income tax payments, net of refunds	$275	$120

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITES
Acquisition of subsidiaries:
Assets acquired	$132	$--
Cash paid, net of cash acquired	(70)	--

Liabilities assumed	$62	$--

See notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying Consolidated Financial Statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal recurring nature. On December 1, 2004, Sempra Energy Solutions' commodities business was absorbed into Sempra Commodities, while its other businesses, energy services and facilities management, are now part of Sempra Generation. As a result, certain amounts for the periods ended September 30, 2004 have been revised to conform to the current year's presentation.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

The company follows the guidance of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The carrying amount of goodwill (included in Sundry Assets on the Consolidated Balance Sheets) was $188 million as of September 30, 2005 and December 31, 2004.

The California Utilities account for the economic effects of regulation on utility operations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation.

Changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, for the nine months ended September 30, 2005 and 2004 are as follows (dollars in millions):

	2005		2004

Balance as of January 1	$348	*	$337	*
Accretion expense	18		17
Payments	(12)		(9)
Revision of estimated cash flows	1		--

Balance as of September 30	$355	*	$345	*

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

At September 30, 2005 and December 31, 2004, the estimated removal costs recorded as a regulatory liability were $1.5 billion and $1.4 billion, respectively, for SoCalGas, and $953 million and $913 million, respectively, for SDG&E.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended September 30:

			Other
	Pension Benefits		Postretirement Benefits

	Three months ended September 30,		Three months ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$14	$12	$5	$5
Interest cost	38	38	9	10
Expected return on assets	(38)	(38)	(10)	(9)
Amortization of :
Transition obligation	--	--	--	2
Prior service cost	2	3	--	(1)
Actuarial loss	5	3	--	1
Regulatory adjustment	(9)	(9)	8	7

Total net periodic benefit cost	$12	$9	$12	$15

			Other
	Pension Benefits		Postretirement Benefits

	Nine months ended September 30,		Nine months ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$42	$36	$18	$16
Interest cost	114	115	36	39
Expected return on assets	(114)	(115)	(30)	(27)
Amortization of :
Transition obligation	--	--	--	7
Prior service cost	7	7	(1)	(1)
Actuarial loss	13	9	5	7
Regulatory adjustment	(33)	(25)	8	7

Total net periodic benefit cost	$29	$27	$36	$48

The company expects to contribute $28 million to its pension plans and $43 million to the other postretirement benefit plans in 2005. For the nine months ended September 30, 2005, $13 million and $34 million of contributions have been made to the pension and other postretirement benefit plans, respectively, including $6 million and $11 million recorded in pension and other postretirement benefits plans, respectively, for the three months ended September 30, 2005.

In accordance with Financial Accounting Standards Board (FASB) Staff Position 106-2, the net periodic postretirement benefit costs for the three months and nine months ended September 30, 2005 were reduced by $1 million and $7 million, respectively, before regulatory adjustments, to reflect the expected subsidy as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

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

The following table provides the pro forma effects that would have resulted if stock options had been expensed in accordance with SFAS 123.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions,

except per share amounts)	2005	2004	2005	2004

Net income as reported	$221	$231	$565	$549
Stock-based employee compensation expense reported in net income, net of tax	12	6	30	15
Total stock-based employee compensation under fair-value method for all awards, net of tax	(15)	(9)	(35)	(21)

Pro forma net income	$218	$228	$560	$543

Earnings per share:
Basic - as reported	$0.87	$1.01	$2.32	$2.41

Basic - pro forma	$0.86	$0.99	$2.30	$2.39

Diluted - as reported	$0.86	$0.98	$2.26	$2.36

Diluted - pro forma	$0.85	$0.97	$2.24	$2.34

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" : Issued in March 2005, FIN 47 clarifies that the term "conditional asset-retirement obligation" as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report. The company is in the process of evaluating the effect of FIN 47 on its financial position and results of operations.

FASB Staff Position 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004": As discussed in the 2004 Annual Report, the company has not completed its evaluation of the repatriation provision and does not expect to make a decision on the amount of such repatriations, if any, until the fourth quarter of 2005. Among other things, the decision will depend on the company's earnings outside the U.S., and the debt level between its U.S. and non-U.S. affiliates.

Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3:" This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. Accounting Principles Board Opinion (APBO) No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 3. OTHER FINANCIAL DATA

Credit Agreements

In August 2005, the California Utilities amended their combined revolving credit facility to increase the amount of borrowings available from $500 million to $600 million. The term of the facility was renewed and extended from an original term of three years expiring in May 2007 to a new term of five years expiring in August 2010. Under the amended facility, each utility may borrow up to $500 million, subject to a combined borrowing limit of $600 million. The facility requires each utility to maintain at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65%. Borrowings under the facility, none of which are outstanding, are individual obligations of the borrowing utility and a default by one utility would not constitute a default or preclude borrowings by the other.

Also in August 2005, Sempra Global amended its syndicated revolving credit facility to increase the amount of borrowings available from $1.5 billion to $2.5 billion. The term of the credit facility was renewed and extended from an original term of three years expiring in July 2007 to a new term of five years expiring in August 2010. The facility requires Sempra Energy to maintain at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65%. Concurrently with the effectiveness of the amended and restated facility, Sempra Global terminated its $500 million revolving credit facility that would otherwise have expired in August 2006.

In September 2005, Sempra Commodities amended its syndicated revolving credit facility to increase the amount of available borrowings from $1 billion to $1.72 billion. The term of the facility was renewed and extended from an original term of two years expiring in June 2006 to a new term of five years expiring in September 2010. The amount of credit available under the facility is limited to the amount of a borrowing base consisting of receivables, inventories and other assets of Sempra Commodities that secure extensions of credit and are valued at varying percentages of current market value. Extensions of credit are guaranteed by Sempra Energy subject to a maximum guarantee liability of 20% of the lenders' total commitments under the facility. The facility requires Sempra Commodities to meet certain financial tests at the end of each quarter, including current ratio, leverage ratio, senior debt to tangible net worth, and minimum net worth and tangible net worth tests. It also requires Sempra Energy to maintain, at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65%.

Earnings per Share (EPS)

The following tables provide the per share computations of income from continuing operations.

	Three months ended September 30, 2005			Three months ended September 30, 2004

	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts

Basic EPS:
Income from continuing operations	$222	252,974	$0.87	$231	229,376	$1.01

Effect of dilutive
securities:
Stock options and	--	4,396		--	3,663
restricted stock awards
Equity Units	--	--		--	2,897

Diluted EPS:
Income from continuing operations	$222	257,370	$0.86	$231	235,936	$0.98

	Nine months ended September 30, 2005			Nine months ended September 30, 2004

	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts

Basic EPS:
Income from continuing operations	$568	243,342	$2.33	$581	227,412	$2.55

Effect of dilutive
securities:
Stock options and	--	4,164		--	3,344
restricted stock awards
Equity Units	--	2,368		--	1,610

Diluted EPS:
Income from continuing operations	$568	249,874	$2.27	$581	232,366	$2.50

In March and May 2005, respectively, 1,282,390 and 18,373,610 shares of common stock were issued in connection with the $600 million of Equity Units. Additional information regarding the Equity Units is provided in Note 13 of the notes to Consolidated Financial Statements in the Annual Report.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.
	Three months		Nine months
	ended September 30,		ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Net income	$221	$231	$565	$549

Foreign currency adjustments	28	13	23	3

Financial instruments*	19	(15)	(8)	(28)

Available-for-sale securities**	(2)	--	(4)	--

Comprehensive income	$266	$229	$576	$524

* Net of income tax benefit of $19 million and $7 million for the three months ended 2005 and 2004, respectively, and $9 million and $14 million for the nine months ended 2005 and 2004, respectively (discussed in Note 5).

** Net of income tax benefit of $1 million and $2 million for the three months and nine months ended 2005, respectively.

Available-for-Sale Securities

Sempra Commodities had $3 million and $14 million of available-for-sale securities included in Investments at September 30, 2005 and December 31, 2004, respectively. Additionally, Sempra Commodities recorded $3 million and $4 million in purchases of available-for-sale securities for the three months and nine months ended September 30, 2005, respectively, and $6 million in sales of available-for-sale securities for the nine months ended September 30, 2005. The cost basis of the sales was determined by the specific identification method and a gain of $2 million, net of income tax, was realized as a result of the sales for the nine months ended September 30, 2005. There were $1 million and $4 million in unrealized gains, net of income tax, in accumulated other comprehensive income (loss) at September 30, 2005 and December 31, 2004, respectively, related to these securities. There was no significant activity for the nine months ended September 30, 2004. Securities of $9 million, including a $5 million unrealized gain, that were classified as available-for-sale at June 30, 2005 are classified as trading securities at September 30, 2005 due to changes in their status.

Company Repurchases of Common Stock

On April 5, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, at any time and from time to time, in the open market, in negotiated transactions and otherwise, of which $88.2 million has been expended through September 30, 2005. No purchases were made in the third quarter.

Capitalized Interest

The company recorded $9 million and $22 million of capitalized interest for the three months and nine months ended September 30, 2005, respectively, and $3 million and $10 million of capitalized interest for the three months and nine months ended September 30, 2004, respectively.

Other Income, Net

Other income, net consists of the following:

	Three months		Nine months
	ended September 30,		ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Gain on sale of assets	$98	$15	$105	$15
Equity in earnings of unconsolidated subsidiaries	29	23	45	23
Regulatory interest, net	(5)	(2)	(13)	(7)
Allowance for equity funds used during construction	4	3	10	11
Asset impairments	(4)	(5)	(11)	(8)
Gain on settlement of Cameron liability	--	--	--	13
Other, net	9	6	21	11

Total	$131	$40	$157	$58

NOTE 4. DISCONTINUED OPERATIONS

In the second quarter of 2004, Sempra Energy disposed of its interest in Atlantic Electric & Gas Limited (AEG), a marketer of power and natural gas commodities to commercial and residential customers in the United Kingdom. In April 2004, AEG went into administrative receivership and substantially all of the assets were sold.

Income statement data are summarized below:
	Three months ended September 30,		Nine months ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Loss from discontinued operations, net of tax	$--	$--	$--	$(30)
Loss on disposal of discontinued operations, net of tax	(1)	--	(3)	(2)

Total	$(1)	$--	$(3)	$(32)

Balance sheet data are summarized below:
	September 30,	December 31,
(Dollars in millions)	2005	2004

Assets:
Accounts receivable, net	$20	$37
Other current assets	35	33

Total assets	$55	$70

Total liabilities (all current)	$7	$17

NOTE 5. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. During 2004, to balance the mix of fixed and floating-rate debt, Sempra Energy entered into interest-rate swaps that effectively exchanged the fixed rate on $300 million of its $500 million 7.95% notes maturing in 2010 for a floating rate. The swaps expire in 2010. During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375% first mortgage bonds maturing in 2011 for a floating rate. The swap expires in 2011. There was no hedge ineffectiveness on these swaps.

Commodity Fair Value Hedges

For commodity derivative instruments designated as fair value hedges, the company recognized a net unrealized ineffectiveness gain of $25 million, which includes a negative time value exclusion of $43 million, for the nine months ended September 30, 2005. The ineffectiveness gain related to hedges of commodity inventory was reported as a component of Other Revenue.

Cash Flow Hedges

Interest Rate Swaps

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing from 2034 through 2039 for fixed rates. The swaps expire in 2009. In the third quarter of 2005, Sempra Pipelines & Storage entered into derivative transactions to hedge future interest payments associated with forecasted borrowings on debt for facilities related to Sempra LNG's Energia Costa Azul project. The swaps expire in 2027. For the three and nine months ended September 30, 2005, pre-tax income arising from the ineffective portion of the interest-rate cash flow hedges included $4.4 million and $5.0 million, respectively, recorded in Other Income, Net on the Statements of Consolidated Income. The effect of the interest-rate cash flow hedges on other comprehensive income was $4 million for the three months and nine months ended September 30, 2005. At September 30, 2005, the balance in Accumulated Other Comprehensive Income (Loss) related to interest-rate cash flow hedges was $4 million.

Other Cash Flow Hedges

For other derivative instruments designated as cash flow hedges, the company recognized a net unrealized ineffectiveness gain of $22 million for the nine months ended September 30, 2005. The ineffectiveness gain related to the potential phase-out of Section 29 income tax credits, as well as hedges of natural gas purchases and sales related to transportation and storage capacity arrangements. This gain was reported as a component of Other Revenue.

The balances in Accumulated Other Comprehensive Income (Loss) at September 30, 2005 and December 31, 2004 related to all cash flow hedges were $(47) million and $(39) million, respectively. The company expects that $51 million, which is net of income-tax, that is currently recorded in Accumulated Other Comprehensive Income related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

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

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities, approximate the following:

	September 30,	December 31,
(Dollars in millions)	2005	2004

TRADING ASSETS
Trading-related receivables and deposits, net:
Due from trading counterparties	$2,741	$2,371
Due from commodity clearing organizations and clearing brokers	540	235

	3,281	2,606

Derivative trading instruments:
Unrealized gains on swaps and forwards	3,397	1,607
Over-the-counter commodity options purchased	2,150	732

	5,547	2,339

Commodities owned	2,456	1,547

Total trading assets	$11,284	$6,492

TRADING LIABILITIES
Trading-related payables	$4,501	$3,182

Derivative trading instruments:
Unrealized losses on swaps and forwards	3,183	1,232
Over-the-counter commodity options written	1,559	252

	4,742	1,484

Commodities sold with agreement to repurchase	394	513

Total trading liabilities	$9,637	$5,179

Sempra Commodities' credit risk from physical and financial instruments as of September 30, 2005 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with its retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $3.2 billion and $1.1 billion at September 30, 2005 and December 31, 2004, respectively.

	September 30,	December 31,
(Dollars in millions)	2005	2004

Counterparty credit quality*
Commodity exchanges	$540	$235
AAA	21	7
AA	542	259
A	1,084	562
BBB	1,510	680
Below investment grade and not rated	746	532

Total	$4,443	$2,275

* As determined by rating agencies or by internal models intended to approximate rating-agency determinations.

Sempra Utilities

At the California Utilities, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The California Utilities record transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, in the Statements of Consolidated Income. Unrealized gains and losses related to these derivatives are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates.

NOTE 6. CALIFORNIA UTILITIES' REGULATORY MATTERS

SAN ONOFRE NUCLEAR GENERATING STATION (SONGS)

On May 5, 2005, the California Public Utilities Commission (CPUC) granted SDG&E a rehearing to resolve what SDG&E has contended was a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of SONGS. Any adjustment will be retroactive to January 1, 2004. If SDG&E is fully successful, its revenue for the period in which the rehearing is concluded would be increased by $10 million for each of 2004 and 2005. Final resolution is expected by the end of 2005 or early 2006.

With the end of the Incremental Cost Incentive Mechanism in 2003, SDG&E's SONGS ratebase restarted at $0 on January 1, 2004 and, therefore, SDG&E's earnings from SONGS are now generally limited to a return on new capital additions.

In 2004 Southern California Edison (Edison), the operator of SONGS, applied for CPUC approval to replace the steam generators at SONGS, stating that the work needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $680 million (in 2004 dollars). SDG&E intervened in this application and requested that the CPUC either deny Edison's application as premature, direct Edison to purchase the new steam generators but defer the replacement until it is warranted, or direct Edison to purchase SDG&E's share in the facility and offer back a long-term Power Purchase Agreement in an amount equal to SDG&E's current share, 430 megawatts (MW). Hearings before the CPUC on Edison's application were completed in February 2005, and a final decision addressing the cost effectiveness of the steam generator project is expected in late 2005 or early 2006. SDG&E elected not to participate in the steam generator replacement project, which triggered a dispute under the SONGS operating agreement over the extent to which SDG&E's ownership share and its related share of SONGS' output would be reduced from its existing 20% interest if SDG&E does not participate in this project.

Arbitration hearings were concluded during January 2005 and, in February 2005, an arbitrator issued a decision that would result in SDG&E's ownership interest in SONGS and its related share of SONGS' output being reduced to zero if SDG&E continues to decline to participate in the project. To relinquish its ownership share and to address the arbitrator's decision, SDG&E is required to file an application with the CPUC, with a decision expected in 2007. The CPUC could require SDG&E to participate in the project and retain a share of SONGS or, if the reductions of SDG&E's ownership percentage resulting from the final CPUC decision were to be unacceptable, SDG&E may elect to participate in the project and retain its current 20-percent ownership share of SONGS. If SDG&E's ownership share of SONGS is reduced, SDG&E would seek to recover its net investment in SONGS made since January 1, 2004 ($48 million at September 30, 2005) and any future SONGS investments made prior to the time the ownership reduction becomes effective, and its return on those investments. An October 31, 2005 CPUC draft decision proposes that cost recovery be limited to the $680 million and that costs be subject to a reasonableness review. The proposed decision defers SDG&E's request not to participate in the project to a future date.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of the award is received. During the nine months ended September 30, 2005, the incentive rewards approved and included in earnings consisted of $2.4 million related to SoCalGas' Year 10 GCIM and $0.2 million related to SDG&E's Year 11 natural gas PBR, none of which occurred in the quarter ended September 30, 2005.

On October 27, 2005, the CPUC approved the settlement agreement between the California Utilities and the CPUC's Office of Ratepayers Advocates (ORA), resolving all outstanding shareholder earnings claims associated with DSM, energy efficiency and low-income energy efficiency programs through various dates, depending on the program. The decision provides for $73 million and $14 million, respectively, in awards for SDG&E and SoCalGas, including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested. Approximately $40 million of the $73 million award for SDG&E and the entire $14 million award for SoCalGas will be included in fourth quarter 2005 income.

On October 27, 2005, the CPUC also approved $8.2 million in PBR incentive awards for SDG&E's 2003 Distribution PBR performance report, relating to employee safety, customer service and electric reliability. This award is subject to refund in the event the current investigation of Edison's service quality incentive awards warrants a further investigation of PBR incentives for other utilities, including SDG&E. The CPUC's Consumer Protection and Safety Division is conducting an ongoing investigation of Edison's PBR incentive data reporting.

The cumulative amount of these awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $67.8 million, substantially all of which has been included in net income.

SDG&E's ELECTRIC RESOURCES

The California Department of Water Resources' (DWR) operating agreement with SDG&E, approved by the CPUC, provides that SDG&E is acting as a limited agent on behalf of the DWR in undertaking energy sales and natural gas procurement functions under the DWR contracts allocated to SDG&E's customers. Legal and financial responsibility associated with these activities continues to reside with the DWR. Therefore, commodity costs associated with long-term contracts allocated to SDG&E from the DWR (and the revenues to recover those costs) are not included in the Statements of Consolidated Income.

In October 2003, the CPUC initiated a proceeding to consider a permanent methodology for allocating the DWR's revenue requirement beginning in 2004 through the remaining life of the DWR contracts (2013). On June 30, 2005, the CPUC reversed its prior decision and assigned SDG&E customers $422 million of the costs (instead of the $790 million per the prior decision). Such allocation does not affect SDG&E's net income, but does affect its customers' commodity rates. In August 2005, Edison, The Utility Reform Network and the California Large Energy Consumers Association filed a Petition for Modification, not disputing the allocation of the DWR decision, but rather the schedule for reallocation.

In June 2004, the CPUC approved a request by SDG&E to enter into new electric resource contracts to meet its short- and long-term grid reliability needs, including the ten-year 573 MW Otay Mesa Power Purchase Agreement (OMPPA) with Calpine. The OMPPA would begin January 1, 2008. In June 2005, the CPUC granted limited rehearing of its approval of the OMPPA. While the CPUC found that SDG&E needs the power to be supplied by the OMPPA, it determined that the record did not contain sufficient evidence to demonstrate that the OMPPA is beneficial to ratepayers. The CPUC's Office of Ratepayer Advocates (ORA) contends that the OMPPA will be more costly to ratepayers than alternatives such as purchases from other sources, delaying the start date or rebidding the requirement. A hearing on this matter commenced on October 31, 2005, and a CPUC decision is expected in early 2006. In July 2005, the CPUC also approved SDG&E's request for the construction (CPCN application) of $209 million in transmission facilities needed, in part, to provide full dispatchability of Calpine's Otay Mesa power plant. In August 2005, the ORA moved to stay the CPUC's approval of this CPCN application, but the Administrative Law Judge (ALJ) rejected the motion and SDG&E has commenced construction of the OMPPA transmission upgrade project.

State law requires SDG&E to achieve a 20% renewable energy portfolio no later than 2017 and this requirement could be accelerated to 2010. SDG&E continues to pursue additional renewable resources with the goal of achieving a 20% portfolio of renewable resources by 2010. In response to its request for offers issued in July 2004, SDG&E entered into contracts with four developers for purchase of energy from projects to begin operation between 2007 and 2016. SDG&E has entered into a 20-year contract with Stirling Energy Systems to develop a 300 MW solar project in the Imperial Valley area of California. The first phase of this project is scheduled for commercial operation in 2008 - 2010. SDG&E has an option for an additional 300 MW and the right of first refusal for 300 MW more. SDG&E has entered into a 20-year contract with Pacific Wind for development of a 205.5 MW wind project to be located in Southern California. This project is scheduled for commercial operation in 2007 - 2008. 10-year and 15-year contracts were signed for a total of 18.75 MW of energy and capacity from landfill gas projects to be located in SDG&E's service area.

Together the four projects will raise SDG&E's overall renewable portfolio to 13.3 % in 2010. The Stirling Energy System project is contingent upon successful completion of a new transmission line from the Imperial Valley region to San Diego. Because the Pacific Wind project is outside of SDG&E's service territory, it is contingent upon the construction of new transmission facilities by an unrelated party to allow for delivery of the output of the project to SDG&E.

These contracts are subject to CPUC approval. In September 2005, SDG&E issued an additional request for offers for renewable energy.

RECOVERY OF CERTAIN DISALLOWED TRANSMISSION COSTS

On September 22, 2005, the Federal Energy Regulatory Commission (FERC) approved SDG&E's May 2005 settlement with the California Independent System Operator (ISO), which provides for refunds of ISO charges on the Arizona Public Service and the Imperial Irrigation District ownership shares of the Southwest Powerlink (SWPL), and resolves such unreimbursed charges going forward. Therefore, SDG&E recorded pre-tax income of $44 million in the third quarter of 2005.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. This proceeding was suspended in September 2003 pending the results of an independent audit.

In November 2004, the CPUC initiated the independent audit (known as the GDS audit) to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. A final audit report covering years 1997 through 2003 is now expected to be provided to the CPUC on or before December 1, 2005. The scope of the audit is broader than the annual affiliate audit.

As reported in the company's Form 10-Q for the quarter ended June 30, 2005, the California Utilities filed with the CPUC on May 2, 2005 the results of the annual independent audit of the California Utilities' transactions with other Sempra Energy affiliates covering calendar year 2004. In response to a finding of the auditor that utility procurement information was improperly provided to an affiliated risk management consulting firm employed by Sempra Energy, the California Utilities have adopted the auditor's recommendation to perform risk management functions themselves rather than utilizing Sempra Energy's Risk Management Department.

The two following sections ("Natural Gas Market OIR" and "CPUC Investigation of Energy-Utility Holding Companies") also discuss issues related to affiliate relationships.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted in January 2004 and is being addressed in two phases. A decision on Phase I was issued in September 2004; evidentiary hearings on Phase II were held in August 2005 and addressed a variety of issues including the adequacy of the utilities' transmission and storage facilities. A proposed decision is expected by the end of 2005. Natural gas quality standards and interconnection requirements are being addressed in separate phases. Further discussion of Phase I and Phase II is included in the Annual Report.

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

A separate application, to provide system integration, firm access rights and off-system deliveries, has been bifurcated into two phases, with evidentiary hearings on the first phase (system integration) held in September 2005 to consider whether the transmission component of the natural gas transportation rates of SDG&E and SoCalGas should be equalized. System integration would allow customers in the SDG&E and SoCalGas service territories to access upstream supplies of natural gas on an equal basis. In the second phase, to be addressed in mid-2006, the CPUC will consider establishing a system of firm access rights into the utilities' system and off-system deliveries.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

In January 2002, the CPUC ruled that it had jurisdiction to enforce conditions to which holding companies for the California IOUs had agreed in connection with their formation. In its past investigations into the relationship between California's IOUs and their parent holding companies, the CPUC has broadly determined that it could, in appropriate circumstances, require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent it is not adequately funded through retail rates. This would be in addition to the requirement of holding companies to provide for their utility subsidiaries' capital requirements, as the IOUs previously acknowledged in connection with their holding companies' formations.

On October 27, 2005, the CPUC initiated a proceeding to re-examine the relationships among the California IOUs and their parent holding companies and other non-utility affiliates. It contemplates a review of the capital budgets, capital allocation processes, and dividend and capital retention policies of the utilities and their non-utility affiliates to better understand the amount of capital to be allocated for investment in energy infrastructure to meet California's need for reliable energy. The CPUC may propose additional rules or regulations to ensure that the utilities retain sufficient capital and the ability to access such capital to meet their customers' needs, and to address potential conflicts between the interests of utility ratepayers and those of their non-utility affiliates to ensure that they do not undermine the utilities' ability to meet their public service obligations at the lowest possible cost. A preliminary schedule contemplates that any proposed rules and final rules would be issued for comment and final rules be adopted in the first quarter of 2006.

2005 COST OF CAPITAL

In May 2005, SDG&E submitted a request to the CPUC seeking a return on equity (ROE) of 12.00%, an increase from its current ROE of 10.37%. This application was consolidated with the similar applications of Pacific Gas & Electric (PG&E) and Edison. The request also seeks to increase SDG&E's equity ratio from 49.0% to 51.0% to mitigate the impact on its capital structure associated with the debt equivalence of purchased power contracts. Together, these changes, if adopted, would result in an overall rate of return of 9.00% and increase SDG&E's electric distribution revenue requirement by $29.3 million, or 4.1%, and increase SDG&E's natural gas transportation revenue requirement by $6.6 million, or 2.5%. A CPUC decision is expected by year-end.

ADVANCED METERING INFRASTRUCTURE

In March 2005, SDG&E submitted a proposal to the CPUC for installing advanced electric meters with integrated two-way communications. This advanced metering infrastructure (AMI) has several features that would encourage customers to conserve electricity and shift usage away from time periods of high prices or capacity constraints, and could also result in various efficiency improvements. Installing AMI would require an estimated investment of $450 million for full deployment over four years. A settlement agreement between all parties agreeing to SDG&E's pre-deployment funding proposal was adopted by the CPUC on August 15, 2005. As a result, $9 million of pre-deployment expenditures was authorized through 2006. A Request for Proposals seeks responses by the end of 2005. All issues will be heard by the CPUC in March 2006, with a final decision expected in late 2006.

SOUTHERN CALIFORNIA FIRES

On August 25, 2005, the assigned commissioner's proposed decision granting SDG&E full recovery of incurred costs ($40.8 million) associated with the 2003 Southern California fires was approved by the CPUC.

NOTE 7. CONTINGENCIES

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance coverage of $300 million for nuclear liability claims related to SONGS, the maximum amount available. In addition, the Price-Anderson Act provides for up to $10.5 billion of secondary financial protection. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed to provide the secondary financial protection. SDG&E's total share would be $40 million, subject to an annual maximum assessment of $6 million, unless a default were to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.65 million in SDG&E's case).

Further information is provided in the Annual Report.

ARGENTINE INVESTMENTS

As a result of the devaluation of the Argentine peso at the end of 2001 and subsequent further declines, Sempra Pipelines & Storage reduced the carrying value of its investment downward by a cumulative total of $195 million as of September 30, 2005 ($198 million as of December 31, 2004), which does not affect the calculation of the company's net income unless the company were to dispose of its investment. The impact on the third quarter of 2005 is a $1 million decrease in carrying value. These non-cash adjustments continue to occur based on fluctuations in the Argentine peso.

A decision is expected in 2006 on Sempra Pipelines & Storage's arbitration proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of Sempra Pipelines & Storage's investments that has resulted from Argentine governmental actions. Sempra Energy also has a $48.5 million political-risk insurance policy under which it filed a claim to recover a portion of the investments' diminution in value, which could be resolved in early 2006.

LITIGATION

The company has expended and continues to expend substantial amounts with respect to the legal proceedings and related investigations and regulatory matters summarized below. At September 30, 2005, the company had accrued $568 million to provide for the estimated costs of these matters, of which $554 million related to matters arising from the 2000-2001 California energy crisis, all of which is recorded in Other Current Liabilities and Deferred Credits and Other on the Consolidated Balance Sheets and almost all of which pertains to litigation that is continuing at October 31, 2005. (The related expenses are recorded in Other Operating Expenses in the Statements of Consolidated Income.) However, the uncertainties inherent in complex legal proceedings and, in particular, jury trial litigation make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition. Further background on these matters is provided in the Annual Report.

DWR Contract

In 2003, Sempra Generation was awarded summary judgment in its favor in a state civil action between Sempra Generation and the DWR, in which the DWR sought to void its 10-year contract expiring in 2011, under which the company sells electricity to the DWR. On June 21, 2005, the California Court of Appeal reversed the summary judgment decision, concluding that the contract language was ambiguous and that the claims raised by Sempra Generation's complaint and the DWR's cross-complaint for breach of contract and misrepresentation present triable issues of material fact that must be addressed by further evidence and proceedings in the trial court. The case has now been remanded back to the trial court for further proceedings. A status conference is scheduled for December 9, 2005 to discuss the future case schedule.

In 2003, the FERC rejected federal regulatory challenges to Sempra Generation's contract with the DWR, as well as contracts between the DWR and other power suppliers, and upheld the contracts as consistent with the public interest. The FERC found no evidence of unfairness, bad faith or duress in the original contract negotiations and said there was no credible evidence that the contracts placed the complainants in financial distress or that ratepayers will bear an excessive burden. In December 2003, appeals of this matter were filed by a number of parties, including the California Energy Oversight Board and the CPUC. Oral argument on the appeal was held in December 2004, with a decision by the Ninth Circuit Court of Appeals expected by year-end 2005, although there is no timetable for the court to render its decision.

The DWR continues to accept scheduled power from Sempra Generation and has paid all amounts billed. However, the DWR has commenced an arbitration proceeding disputing Sempra Generation's performance on various operational matters. The DWR has disputed a portion of the billings and the manner of certain deliveries and is seeking termination of the contract. Sempra Generation disputes these claims and an arbitration panel will hear the matter in November 2005, with a decision expected by early 2006.

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

Natural Gas Cases

Class-action and individual antitrust and unfair competition lawsuits (frequently referred to as the Continental Forge litigation), filed in 2000 and thereafter and now consolidated in San Diego Superior Court, allege that Sempra Energy and the California Utilities, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. Plaintiff class members include virtually all natural gas and electric consumers served by the California IOUs. In December 2003, the Court approved a settlement with the El Paso entities valued at approximately $1.6 billion to resolve these claims and other litigation involving claims unrelated to those asserted against Sempra Energy and the California Utilities. The proceeding against Sempra Energy and the California Utilities, in which the remaining plaintiffs claim damages of $23 billion after applicable trebling, has not been resolved and continues to be litigated.

An initial jury trial in this litigation began on October 24, 2005, pursuant to a stipulation with respect to its size, scope, format and binding effect. The stipulation permits Sempra Energy and the California Utilities to appeal any final judgment in the initial trial that is unfavorable to them prior to any additional proceedings in the trial court.

The initial trial is for two plaintiff subclasses, residential natural gas and electricity customers in Ventura County, California and all other residential electricity customers of Southern California Edison Company (Edison). Employing the plaintiffs' damages methodology, the damage claims of these plaintiffs are estimated to total approximately $80 million and $1.2 billion, respectively, after applicable trebling, plus additional indeterminate amounts (not subject to trebling) for claims of unfair competition. The remainder of plaintiffs' $23 billion damage claims is allocable to plaintiffs other than the Ventura residential customer subclass and the Edison residential customer subclass.

If a judgment favorable to the Ventura residential customer subclass were to be entered at the conclusion of the initial trial, Sempra Energy and the California Utilities could appeal the judgment by posting a bond in an amount not to exceed $75 million. Any initial trial judgment for the Edison residential customer subclass would not be a final judgment, and would be stayed pending the exhaustion of appellate review of any judgment for the Ventura residential customer subclass.

If appeals to overturn a judgment favorable to the Ventura residential subclass were to be ultimately unsuccessful, additional trials or other trial court proceedings with respect to other plaintiffs would then proceed. In these proceedings, Sempra Energy and the California Utilities would be precluded from relitigating previously determined issues of liability, causation and fact of damages that are not unique to the specific plaintiff groups in the proceedings. Final judgments with respect to those plaintiffs and with respect to the Edison residential customer subclass (as determined by the initial trial) would be entered following the conclusion of the additional proceedings.

The FERC has not yet acted on a petition filed by Sempra Energy and the California Utilities on June 22, 2005, seeking a declaratory order that the FERC has exclusive jurisdiction with respect to the issues raised in these proceedings that preempts the California litigation. However, the San Diego Superior Court has previously rejected assertions of FERC exclusive jurisdiction and a FERC ruling favorable to Sempra Energy, SoCalGas and SDG&E would not, in itself, dispose of the California litigation.

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

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during 2000-2001. Several of the company's senior officers previously testified at investigational hearings conducted by the California Attorney General's Office, and the company expects additional hearings to be held.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other Sempra Energy subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

Between May 2003 and December 2004, 20 antitrust actions were filed against Sempra Energy, and one or more of its affiliates (the California Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades. Several of those lawsuits seek class action certification. On April 8, 2005, one of those lawsuits, filed in the Nevada U.S. District Court, was dismissed on the merits, on the grounds that the claims asserted were preempted by federal law and the Filed Rate Doctrine. In June 2005, the three remaining lawsuits pending in the Nevada U.S. District Court were amended to name the California Utilities as defendants. Motions to dismiss those lawsuits have been filed and are awaiting resolution by the District Court. In addition, in June 2005, a class action lawsuit similar to the pending individual suits in the Nevada federal court was filed by Ever-bloom, Inc., et al., in the U.S. District Court for the Eastern District of California and has now been coordinated with the Nevada federal court proceeding. With respect to the lawsuits coordinated before the San Diego Superior Court, on June 29, 2005, the court denied defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. A separate motion to dismiss filed by Sempra Energy for improper joinder remains pending resolution by the court.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries (SDG&E, Sempra Commodities and Sempra Generation, depending on the lawsuit), that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy, Sempra Commodities and Sempra Generation, among others, on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit U.S. Court of Appeals affirmed the district court's ruling, finding that the FERC, not civil courts, has exclusive jurisdiction over the matter. Snohomish County appealed the Ninth Circuit decision to the U.S. Supreme Court, which, in June 2005, declined to review the decision. The company believes that this decision provides a precedent for the dismissal on the basis of federal preemption and the Filed Rate Doctrine of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets. On October 4, 2005, on the basis of federal preemption and Filed Rate grounds, the San Diego Superior Court dismissed with prejudice the initial consolidated cases that claimed that energy companies, such as the Sempra Energy companies, manipulated the wholesale electricity markets.

In May 2003, the Port of Seattle filed a similar complaint against a number of energy companies, including Sempra Energy, Sempra Generation and Sempra Commodities. That action was dismissed by the San Diego U.S. District Court in May 2004. Plaintiff has appealed the decision. In May and June 2004, two lawsuits substantially identical to the Port of Seattle case were filed in Washington and Oregon U.S. District Courts. These cases were transferred to the San Diego U.S. District Court and motions to dismiss were granted in both cases on February 11, 2005, and plaintiffs have appealed. In October 2004, another case was filed in Santa Clara Superior Court against Sempra Generation, alleging claims substantively identical to those in the Port of Seattle case. This action was removed to the U.S. District Court in April 2005. A similar action against Sempra Generation, alleging that various entities coerced the DWR into long-term contracts to supply electricity that contained unfair and unreasonable terms in violation of California law, was dismissed with prejudice in September 2005, on federal preemption and Filed Rate grounds.

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

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At September 30, 2005, the cumulative amount of these shareholder awards, substantially all of which has been included in net income, was $67.8 million.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, as well as the company and its non-utility subsidiaries, contributed to the natural gas price spikes, or issue an order terminating the investigation. Discovery is ongoing and initial testimony regarding the conduct of the company and its non-utility subsidiaries is scheduled to be filed on November 3, 2005.

FERC Refund Proceedings

In December 2002, a FERC ALJ issued preliminary findings indicating that the California Power Exchange (PX) and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different estimate of natural gas prices. The March 2003 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion for the same time period. Pending in the Ninth Circuit are various parties' appeals on aspects of the FERC's order. In April 2005, the Ninth Circuit heard oral argument on issues relating to the scope of the refund proceeding and whether the FERC had jurisdiction to order refunds from governmental entities. The Ninth Circuit determined in September 2005 that FERC did not have jurisdiction to order refunds from governmental entities. A decision on the remaining issues argued before the Court in April 2005 remains pending. Sempra Commodities previously established reserves for its likely share of the original $1.8 billion discussed above. During 2004 and 2005, Sempra Commodities recorded additional reserves to reflect the estimated effect of the FERC's revision of the benchmark prices to be used by the FERC to calculate refunds, and Sempra Generation recorded its share of the 2004 amounts related to its transactions with Sempra Commodities.

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

At September 30, 2005, Sempra Commodities remains due approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the FERC refund case. The company believes adequate reserves have been recorded.

Settlement of Claims Associated with FERC Investigations

Including settlements with Reliant, Enron and Public Service of Colorado during the third quarter of 2005, as well as the previous settlements with Williams, Duke, Dynegy and Mirant, SDG&E has been awarded approximately $130 million through September 30, 2005, in settlement of certain claims related to the 2000-2001 energy crisis. Except for reimbursement of SDG&E's legal costs, all of the funds are applied to reduce electric rates. The Reliant and Public Service of Colorado settlements are currently pending approval before the FERC and the Enron settlement is pending approval before both the FERC and the Enron Bankruptcy Court.

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

Other Litigation

The company and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills and the Beverly Hills Unified School District are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs claiming that various emissions resulted in cancer or fear of cancer. Twelve plaintiffs initially have a trial scheduled for March 2006 in which they seek unspecified compensatory and punitive damages. Sempra Energy has submitted the case to its insurers, who have reserved their rights with respect to coverage.

The July 8, 2005 lawsuit (noted in the Quarterly Report for the quarter ended June 30, 2005) filed against SoCalGas in the U.S. District Court for the Central District of California related to the conversion of certain traditional pension plans to cash balance plans was dismissed on October 18, 2005. On October 28, 2005, the plaintiffs refiled in U.S. District Court the cause of action for alleged failure to make proper notification of plan changes, which had been dismissed without prejudice. The plaintiffs may appeal the other three causes of action that were dismissed with prejudice to the Ninth Circuit Court of Appeals.

In May 2003, a federal judge issued an order finding that the Department of Energy's (DOE) environmental assessment of Sempra Generation's Termoelectrica de Mexicali (TDM) plant and another, unrelated Mexicali power plant failed to evaluate the plants' environmental impact adequately and called into question the U.S. permits they received to build their cross-border transmission lines. In July 2003, the judge ordered the DOE to conduct additional environmental studies and denied the plaintiffs' request for an injunction blocking operation of the transmission lines, thus allowing the continued operation of the TDM plant. The DOE undertook to perform an Environmental Impact Study, which was completed in December 2004, and the U.S. permits were reissued in April 2005. In August 2005, plaintiff filed an amended complaint that challenges the agency action on the reissued permits, claiming that the government failed to comply with federal environmental regulations in issuing new permits. On October 12, 2005, the court granted the company's request to intervene in the litigation.

INCOME TAX MATTERS

The company's tax returns are routinely examined by federal and state tax agencies. During the second and third quarters of 2005, the company resolved a number of issues in its federal and state income tax examinations that span the 1998-2001 period and recorded their effects. Since other issues have not been resolved, the federal and state income tax liabilities for these years are not yet finally determined and the company continues to work with the agencies to respond to inquiries and to resolve a number of disputed issues.

At September 30, 2005, the company had accrued liabilities of $49 million on its balance sheet for income tax issues not yet resolved with federal, state and foreign tax authorities. During the nine months ended September 30, 2005, the company recorded a reduction in income tax expense of $113 million in connection with various federal and state tax matters, including $71 million in the third quarter of 2005.

Section 29 Income Tax Credits

The IRS has conducted various examinations of the partnerships associated with the company's Section 29 income tax credits, covering various years as recent as 2000, depending on the partnership. It has reported no change in the credits. From acquisition of the facilities in 1998, the company has generated Section 29 income tax credits of $413 million through September 30, 2005, of which $23 million and $65 million were recorded for the three months and nine months ended September 30, 2005, respectively. Section 29 regulations provide for a partial phaseout of Section 29 tax credits if oil prices exceed specified levels.

NOTE 8. SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has four separately managed reportable segments (SoCalGas, SDG&E, Sempra Commodities and Sempra Generation), which are described in the Annual Report. "All other" operating revenues in the table below include primarily the revenues of Sempra Pipelines and Storage, as well as revenues from smaller business units.

The accounting policies of the segments are described in the notes to Consolidated Financial Statements in the Annual Report, and segment performance is evaluated by management based on reported income. California Utility transactions are based on rates set by the CPUC and the FERC.

	Three months ended September 30,				Nine months ended September 30,

(Dollars in millions)	2005		2004		2005		2004

OPERATING REVENUES
SoCalGas	$910	33%	$826	38%	$3,091	40%	$2,821	43%
SDG&E	601	22	550	26	1,761	23	1,666	26
Sempra Commodities	754	28	366	17	1,658	22	1,018	16
Sempra Generation	462	17	439	20	1,237	16	1,175	18
All other	92	3	73	3	236	3	200	3
Corporate adjustments and intercompany eliminations	(39)	(1)	(26)	(1)	(106)	(1)	(96)	(2)
Intersegment revenues	(54)	(2)	(63)	(3)	(187)	(3)	(263)	(4)

Total	$2,726	100%	$2,165	100%	$7,690	100%	$6,521	100%

INTEREST EXPENSE
SoCalGas	$12		$10		$34		$29
SDG&E	19		16		53		51
Sempra Commodities	12		4		29		16
Sempra Generation	9		8		21		24
All other	76		79		233		243
Intercompany eliminations	(53)		(43)		(149)		(129)

Total	$75		$74		$221		$234

INTEREST INCOME
SoCalGas	$3		$1		$8		$3
SDG&E	15		18		20		24
Sempra Commodities	4		1		9		9
Sempra Generation	2		1		6		4
All other	58		47		158		147
Intercompany eliminations	(53)		(43)		(149)		(129)

Total	$29		$25		$52		$58

DEPRECIATION AND AMORTIZATION
SoCalGas	$66	42%	$75	44%	$198	41%	$225	45%
SDG&E	66	42	68	40	197	41	203	41
Sempra Commodities	7	4	6	3	21	4	17	3
Sempra Generation	14	9	10	6	41	9	32	6
All other	4	3	12	7	24	5	24	5

Total	$157	100%	$171	100%	$481	100%	$501	100%

INCOME TAX EXPENSE (BENEFIT)
SoCalGas	$(26)		$52		$55		$133
SDG&E	(8)		55		39		128
Sempra Commodities	61		29		91		82
Sempra Generation	19		36		68		67
All other	(106)		(69)		(269)		(219)

Total	$(60)		$103		$(16)		$191

NET INCOME (LOSS)
SoCalGas*	$36	16%	$68	29%	$163	29%	$174	32%
SDG&E*	102	46	60	26	190	34	140	26
Sempra Commodities	161	73	46	20	216	38	149	27
Sempra Generation	30	14	64	28	103	18	118	21
All other	(108)	(49)	(7)	(3)	(107)	(19)	(32)	(6)

Total	$221	100%	$231	100%	$565	100%	$549	100%

*after preferred dividends

	September 30,		December 31,
(Dollars in millions)	2005		2004

ASSETS
SoCalGas	$5,413	19%	$5,502	23%
SDG&E	7,155	25	6,834	29
Sempra Commodities	12,197	42	7,574	32
Sempra Generation	2,835	9	2,738	12
All other	2,216	8	1,997	8
Intersegment receivables	(837)	(3)	(1,002)	(4)

Total	$28,979	100%	$23,643	100%

	Nine months ended September 30,

	2005		2004

EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SoCalGas	$245	26%	$234	30%
SDG&E	342	36	283	36
Sempra Commodities	52	5	102	13
Sempra Generation	139	14	101	13
All other	179	19	62	8

Total	$957	100%	$782	100%

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

RESULTS OF OPERATIONS

Net income increased $16 million (3%) to $565 million for the nine months ended September 30, 2005 and decreased $10 million (4%) to $221 million for the three months ended September 30, 2005, compared to the corresponding periods of 2004.

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting the company's earnings for the nine month and three month periods ended September 30, 2005 and 2004. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Nine Months ended September 30

	Net Income		Operating Income

(Dollars in millions)	2005	2004	2005	2004

Reported amounts	$565	$549	$571	$897

Increase in California energy crisis litigation reserves
	195	10	318	16
Resolution of prior years' income-tax issues	(113)	(18)	--	--
Commodities' gain on sale of natural gas
storage facilities	(38)	--	--	--
Regulatory issues	(24)	--	(33)	--
Discontinued operations - AEG	3	32	--	--
Resolution of vendor disputes in Argentina	--	(12)	--	--
SoCalGas' gain on sale of partnership property	--	(9)	--	--
Gain on settlement of Cameron liability	--	(8)	--	--
Gain on partial sale of Luz del Sur	--	(5)	--	--

	$588	$539	$856	$913

Three Months ended September 30
		Net Income				Operating Income

(Dollars in millions)		2005			2004	2005	2004

Reported amounts			$221		$231	$79	$345

Increase in California energy crisis litigation reserves
			189		--	308	--
Resolution of prior years' income-tax issues			(71)		5	--	--
Commodities' gain on sale of natural gas
storage facilities	(38)	--	--	--
Regulatory issues			(27)		--	(38)	--
Discontinued operations - AEG			1		--	--	--
SoCalGas' gain on sale of partnership property			--		(9)	--	--

			$275		$227	$349	$345

Net Income by Business Unit

	Nine months ended September 30,

(Dollars in millions)	2005		2004

California Utilities
Southern California Gas Company *	$163	29%	$174	32%
San Diego Gas & Electric *	190	34	140	25

Total California Utilities	353	63	314	57

Sempra Global
Sempra Commodities	216	38	149	27
Sempra Generation	103	18	118	22
Sempra Pipelines & Storage	48	9	35	6
Sempra LNG	(15)	(3)	--	--

Total Sempra Global	352	62	302	55

Sempra Financial	19	3	26	5
Parent and other **	(156)	(28)	(61)	(11)

Income from continuing operations	568	100	581	106
Discontinued operations, net of tax	(3)	--	(32)	(6)

Net income	$565	100%	$549	100%

	Three months ended September 30,

(Dollars in millions)	2005		2004

California Utilities
Southern California Gas Company *	$36	16%	$68	29%
San Diego Gas & Electric *	102	46	60	26

Total California Utilities	138	62	128	55

Sempra Global
Sempra Commodities	161	73	46	20
Sempra Generation	30	13	64	28
Sempra Pipelines & Storage	19	9	7	3
Sempra LNG	(5)	(2)	(4)	(2)

Total Sempra Global	205	93	113	49

Sempra Financial	8	4	10	4
Parent and other **	(129)	(58)	(20)	(8)

Income from continuing operations	222	101	231	100
Discontinued operations, net of tax	(1)	(1)	--	--

Net income	$221	100%	$231	100%

* After preferred dividends

** Includes after-tax interest expense of $74 million and $82 million for the nine months ended September 30, 2005 and 2004, respectively, and after-tax interest expense of $24 million and $27 million for the three months ended September 30, 2005 and 2004, respectively; intercompany eliminations recorded in consolidation; and certain corporate costs incurred at Sempra Global.

California Utility Revenues and Cost of Sales

During the nine months and three months ended September 30, 2005, natural gas revenues increased compared to the corresponding periods in 2004 as a result of higher natural gas costs.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SoCalGas' GCIM and SDG&E's natural gas procurement PBR mechanism allow the California Utilities to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 15 of the notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the natural gas and electric volumes and revenues by customer class for the nine month periods ended September 30.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2005:
Residential	198	$2,164	1	$4	199	$2,168
Commercial and industrial	92	845	206	135	298	980
Electric generation plants	--	2	160	67	160	69
Wholesale	--	--	14	5	14	5

	290	$3,011	381	$211	671	3,222
Balancing accounts and other						298

Total						$3,520

2004:
Residential	197	$1,943	1	$5	198	$1,948
Commercial and industrial	91	718	207	141	298	859
Electric generation plants	--	--	190	67	190	67
Wholesale	--	--	13	5	13	5

	288	$2,661	411	$218	699	2,879
Balancing accounts and other						310

Total						$3,189

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)

	2005		2004

	Volumes	Revenue	Volumes	Revenue

Residential	5,318	$557	5,242	$518
Commercial	5,007	502	4,960	487
Industrial	1,593	107	1,533	98
Direct access	2,493	87	2,560	77
Street and highway lighting	70	8	71	8

	14,481	1,261	14,366	1,188
Balancing accounts and other		2		58

Total		$1,263		$1,246

Although commodity costs associated with long-term contracts allocated to SDG&E from the DWR (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Other Operating Revenues

Other operating revenues, which consist primarily of revenues from Sempra Global, increased by $821 million (39%) in the nine months ended September 30, 2005 to $2.9 billion, and increased by $420 million (52%) in the three months ended September 30, 2005 to $1.2 billion. The increases reflect higher power and natural gas sales to the DWR as a result of higher natural gas prices at Sempra Generation, and increased trading activity and higher commodity prices at Sempra Commodities, primarily as a result of increased volatility in the power and natural gas markets. The increase in revenues at Sempra Generation is net of the revenues related to the construction of the Palomar plant for SDG&E, which are substantially eliminated in consolidation. The increase in revenues also reflects the addition of El Dorado Energy, which is being consolidated beginning August 1, 2005, as a result of Sempra Generation's acquiring the remaining 50% interest in July 2005.

Other Cost of Sales

Other cost of sales, which consists primarily of cost of sales at Sempra Global, increased by $701 million (59%) in the nine months ended September 30, 2005 to $1.9 billion, and increased by $259 million (54%) in the three months ended September 30, 2005 to $743 million, primarily due to higher commodity costs associated with the higher operating revenues noted above for Sempra Commodities and Sempra Generation.

Other Operating Expenses

Other operating expenses increased by $472 million (30%) in the nine months ended September 30, 2005 to $2.1 billion and increased by $463 million (87%) in the three months ended September 30, 2005 to $993 million. The increase was primarily due to an increase in expenses at Commodities attributable to the growth in revenues noted above as well as litigation reserves recorded during 2005.

Other Income, Net

Other income, primarily gain on sale of assets and equity earnings from unconsolidated subsidiaries, increased by $99 million (171%) in the nine months ended September 30, 2005 to $157 million. Other income in 2005 included Commodities' $98 million before-tax gain on sale of two natural gas storage facilities, Bluewater Gas Storage and Pine Prairie Energy Center, in September 2005, lower equity losses at Sempra Financial (due to the 2004 sale of an alternative-fuel investment) and higher equity earnings at Sempra Generation (resulting from the acquisition of the Coleto Creek coal plant in July 2004 by a joint venture 50% owned by Sempra Generation). Other income in 2004 included a $15 million before-tax gain on the sale of partnership property at SoCalGas, a $13 million before-tax gain on the settlement of an unpaid portion of the purchase price of the proposed Cameron LNG project for an amount less than the liability (which had been recorded as a derivative), a $7 million before-tax gain at Sempra Pipelines & Storage from the partial sale of Luz del Sur and a gain from the resolution of vendor disputes in Argentina of $12 million, which is net of Argentine taxes.

Other income increased by $91 million (228%) in the three months ended September 30, 2005 to $131 million. The increase was due to the sale of the natural gas storage facilities.

Income Taxes

Income tax benefit was $16 million and income tax expense was $191 million for the nine months ended September 30, 2005 and 2004, respectively, and the effective income tax rates were (3) percent and 25 percent, respectively. Income tax benefit was $60 million and income tax expense was $103 million for the three months ended September 30, 2005 and 2004, respectively, and the effective income tax rates were (37) percent and 31 percent, respectively. The decreases in expense were due to lower pre-tax income from continuing operations and the lower effective tax rate. The decrease in the effective rate was due primarily to the favorable resolution of prior years' income-tax issues in 2005, offset, for the nine months, by a lesser amount of favorable resolutions in 2004. Further discussion of the 2005 resolution is provided in Note 7 of the notes to Consolidated Financial Statements.

Discontinued Operations

In the second quarter of 2004, Sempra Energy disposed of its interest in AEG, a marketer of power and natural gas commodities to commercial and residential customers in the United Kingdom. AEG's losses were $3 million and $32 million for the nine months ended September 30, 2005 and 2004, respectively. Note 4 of the notes to Consolidated Financial Statements provides further details.

Net Income

Information concerning changes in net income is provided in the tables shown previously under "Comparison of Earnings" and in the following discussion for each business unit.

Net Income by Business Unit

Southern California Gas Company

Net income for SoCalGas decreased by $11 million (6%) to $163 million for the nine months ended September 30, 2005, due primarily to California energy crisis litigation reserves recorded in 2005 and the sale of the Hawaiian Gardens property in 2004, offset by the CPUC's 2005 cost of service decision eliminating 2004 revenue sharing (for which $11 million after-tax that had been accrued in 2004 was restored to income in 2005) and authorizing higher revenues, and the favorable resolution of income-tax issues in 2005. Net income for SoCalGas decreased by $32 million (47%) to $36 million for the three months ended September 30, 2005 primarily due to litigation reserves recorded in 2005 and the sale of the Hawaiian Gardens property in 2004, offset by the favorable resolution of income-tax issues in 2005.

San Diego Gas & Electric

Net income for SDG&E increased by $50 million (36%) to $190 million for the nine months ended September 30, 2005, primarily due to the FERC's approval of the settlement with the ISO, which provides for refunds of ISO charges to SDG&E, and the favorable resolution of income-tax issues in 2005, offset by California energy crisis litigation reserves in 2005 and higher interest income in 2004 related to income tax refunds. Net income for SDG&E increased by $42 million (70%) to $102 million for the three months ended September 30, 2005, primarily due to the FERC's approval of the ISO settlement and the favorable resolution of income-tax issues, offset by litigation reserves recorded in 2005.

Sempra Commodities

Sempra Commodities' net income increased by $67 million (45%) to $216 million for the nine months ended September 30, 2005 and by $115 million (250%) to $161 million for the three months ended September 30, 2005. The increase was due to improvements in most geographic and product line segments, as shown below, the $38 million after-tax gain on sale of two natural gas storage facilities, Bluewater Gas Storage and Pine Prairie Energy Center, in September 2005, and the resolution of prior years' income-tax issues. In addition to the effect of changing prices and volumes, earnings variability will continue in future periods as a result of natural gas and oil inventories, and storage and transportation capacity contracts not being marked to market while the economically offsetting derivative instruments are marked to market.

	Nine months ended September 30,
Margin (Dollars in millions)	2005		2004

Geographical:
North America	$548	83%	$396	70%
Europe and Asia	113	17	173	30

	$661	100%	$569	100%

Product Line:
Gas	$122	19%	$83	15%
Power	234	35	91	16
Oil - crude and products	160	24	198	35
Metals	42	6	125	22
Other	103	16	72	12

	$661	100%	$569	100%

	Three months ended September 30,
Margin (Dollars in millions)	2005		2004

Geographical:
North America	$254	68%	$129	71%
Europe and Asia	119	32	53	29

	$373	100%	$182	100%

Product Line:
Gas	$121	32%	$(11)	(6)%
Power	110	30	37	20
Oil - crude and products	89	24	107	59
Metals	3	1	16	9
Other	50	13	33	18

	$373	100%	$182	100%

Margin consists of net revenues less related costs (primarily brokerage, transportation and storage) plus or minus net interest income/expense, and is used by management in evaluating its geographical and product line performance.

A summary of Sempra Commodities' unrealized revenues for trading activities for the nine months ended September 30, 2005 and 2004 follows:

(Dollars in millions)	2005	2004

Balance at January 1	$1,193	$347
Additions	428	747
Realized	(1,021)	(238)

Balance at September 30	$600	$856

The estimated fair values as of September 30, 2005, and the scheduled maturities related to the unrealized revenues are (dollars in millions):

	Fair Market	Scheduled Maturity (in months)

Source of fair value	Value	0-12	13-24	25-36	>36

Prices actively quoted	$835	$675	$(120)	$197	$83
Prices provided by other
external sources	32	(6)	3	1	34
Prices based on models
and other valuation
methods	9	12	--	--	(3)

Over-the-counter
revenue	876 *	681	(117)	198	114
Exchange contracts **	(276)	(198)	143	(177)	(44)

Total	$600	$483	$26	$21	$70

* The present value of unrealized revenue to be received (paid) from outstanding OTC contracts.

** Cash received (paid) associated with open exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income decreased by $15 million (13%) to $103 million for the nine months ended September 30, 2005, primarily due to mark to market losses on long-term forward contracts for the sale of power during 2007 to 2012 as a result of high forward power prices on September 30, 2005. The decrease in income also was due to California energy crisis litigation reserves, offset by higher equity earnings attributable to increased sales from its facilities in Texas, including the Coleto Creek power plant acquired July 1, 2004, which is 50% owned and recorded on the equity method. Net income decreased by $34 million (53%) to $30 million for the three months ended September 30, 2005, due to mark to market losses and the litigation reserves.

Sempra Pipelines & Storage

Sempra Pipelines & Storage's net income increased by $13 million (37%) to $48 million for the nine months ended September 30, 2005, due to increased rates and number of customers in Mexico and lower income tax expense in 2005, as compared to 2004, attributable to prior years' income-tax issues, offset by the partial sale of Luz del Sur in 2004. Net income increased by $12 million (171%) to $19 million for the three months ended September 30, 2005 due to the increases in Mexico and higher earnings from equity-method investments in South America.

Sempra LNG

Sempra LNG recorded a net loss of $15 million for the nine months ended September 30, 2005 compared to net income of less than $1 million for the corresponding period of 2004. The 2005 loss resulted from development costs. Development costs in 2004 were offset by the $8 million after-tax gain on the settlement of a liability related to the acquisition of the Cameron LNG site. Additionally, Sempra LNG recorded net losses of $5 million and $4 million for the three months ended September 30, 2005 and 2004, respectively, due to the development costs.

Sempra Financial

Sempra Financial's net income decreased by $7 million (27%) to $19 million for the nine months ended September 30, 2005, primarily due to the sale of its Section 29 investment.

Parent and Other

Net loss for Parent and Other was $156 million for the nine months ended September 30, 2005, compared to a net loss of $61 million for the corresponding period of 2004. Additionally, Parent and Other recorded net losses of $129 million and $20 million for the three months ended September 30, 2005 and 2004, respectively. The changes were due primarily to California energy crisis litigation reserves recorded in 2005.

CAPITAL RESOURCES AND LIQUIDITY

The company's California Utility operations are a major source of liquidity. A substantial portion of the funding of other business units' capital expenditures and the company's ability to pay dividends are dependent on dividends from the California Utilities. The availability of capital for other business operations is also greatly affected by Sempra Commodities' liquidity and margin requirements, which fluctuate substantially. Sempra Generation's margin requirements, as discussed below, may also fluctuate substantially.

At September 30, 2005, there was $503 million in unrestricted cash and $5 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. At September 30, 2005, $25 million of these lines supported variable-rate debt. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were to be significantly reduced or the company were to be unable to issue new securities under acceptable terms, the company would be required to reduce non-utility capital expenditures, trading operations and/or investments in new businesses. Management continues to regularly monitor the company's ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

The company's credit agreements are discussed more fully in Note 3 of the notes to Consolidated Financial Statements.

At the California Utilities, cash flows from operations and from security issuances are expected to continue to be adequate to meet utility capital expenditure requirements and provide dividends to Sempra Energy. In June 2004, SDG&E received CPUC approval of its intended 2006 purchase from Sempra Generation of the 550 MW Palomar generating facility being constructed in Escondido, California. As a result, the level of SDG&E's dividends to Sempra Energy is reduced during the construction of the facility to increase SDG&E's equity in preparation for the purchase of the completed facility, expected in the first half of 2006.

Sempra Commodities provides or requires cash as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by credit ratings and commodity price fluctuations), and the length of its various trading positions. Its status as a source or use of cash also varies with its level of borrowings from its own sources, including a three-year revolving letter of credit facility (obtained in July 2005) to support margin and other requirements and its syndicated revolving line of credit.

At September 30, 2005, Sempra Commodities' intercompany borrowings were $541 million, up from $421 million at December 31, 2004. Sempra Commodities' external debt was $110 million and $161 million at September 30, 2005 and December 31, 2004, respectively. Company management continuously monitors the level of Sempra Commodities' cash requirements in light of the company's overall liquidity.

Sempra Generation's projects have been financed through a combination of project financing, funds from the company and external borrowings. Existing and future projects are expected to be financed from Sempra Generation's cash from operations, project financing and funds from the company.

Sempra Generation's energy contracts typically contain collateral requirements related to credit lines. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of September 30, 2005, Sempra Generation had over $300 million outstanding collateral requirements under these contracts, portions of which have been remitted or guaranteed at September 30, 2005.

Sempra Pipelines & Storage is expected to require funding from the company and/or external sources to continue the expansion of its existing natural gas distribution operations in Mexico, its Liberty Natural Gas Storage facility, and its planned development of pipelines to serve LNG facilities in Baja California, Mexico; Louisiana; and Texas.

Sempra LNG will require funding for its planned development of LNG receiving facilities. While Sempra LNG's $1.25 billion credit facility and other Sempra Energy sources are expected to be adequate for these requirements, the company may decide to use project financing if that is believed to be advantageous.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $151 million (30%) to $661 million for 2005. The change was primarily due to an increase in other liabilities and a higher decrease in accounts receivable in 2005, partially offset by increased income tax payments in 2005.

For the nine months ended September 30, 2005, the company made pension and other postretirement benefit plan contributions of $13 million and $34 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities totaled $722 million and $286 million for the nine months ended September 30, 2005 and 2004, respectively. The change was primarily attributable to proceeds from the sale of U.S. Treasury obligations that previously securitized the synthetic lease for one of Sempra Generation's power plants and the disposal of AEG's discontinued operations in 2004, and higher capital expenditures in 2005, offset by $247 million in proceeds from the sale of the Bluewater Gas Storage and Pine Prairie Energy Center natural gas storage sites at Sempra Commodities in 2005.

As described in Note 6 of the notes to Consolidated Financial Statements, SDG&E is pursuing additional contracts for renewable energy supplies and CPUC approval for construction of related transmission facilities.

In August 2005, Sempra LNG announced an agreement with Eni S.p.A. for 40 percent of the send out capacity of the Cameron LNG terminal. Combined with other, preliminary non-binding agreements with multiple parties, this allowed the company to begin grading for the terminal in August 2005.

In August 2005, Sempra Pipelines & Storage entered into a non-binding memorandum of understanding with Kinder Morgan Energy Partners to pursue development of a proposed natural gas pipeline that would link producing areas in the Rocky Mountain region to the upper Midwest and Eastern United States. The pipeline would have capacity of up to 2 billion cubic feet per day, is estimated to cost at least $3 billion and could also include a pipeline currently under construction, which would be sold to the project in connection with EnCana's agreement to purchase capacity on the proposed pipelines. As proposed, Sempra Pipelines & Storage would have a one-third interest. Initial filings for construction of the pipeline have been made with the FERC.

In July 2005, Sempra Generation purchased Reliant Energy's 50-percent interest in El Dorado Energy for $132 million (including assumed debt), resulting in Sempra Generation's having full ownership of the 480 MW El Dorado power plant located in Boulder City, Nevada.

In July 2005, Sempra Generation announced its intention to increase the output of its Twin Oaks coal-fired generation plant by 600 megawatts at an estimated cost of $1.2 billion and is seeking permits for the expansion.

The company expects to make capital expenditures and investments of $1.6 billion in 2005, of which $1 billion had been expended as of September 30, 2005. Significant capital expenditures and investments are expected to include $900 million for the California Utilities' plant improvements, $150 million for the Palomar plant and over $300 million for the development of LNG regasification terminals and related pipelines. These expenditures and investments are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities increased by $526 million to $145 million for 2005. The increase was due to lower payments on long-term debt and increases in common stock in 2005 in connection with the Equity Units' $600 million purchase contract settlement, partially offset by lower issuances of long-term debt and the redemption of $200 million of mandatorily redeemable preferred securities in 2005 and a net decrease in short-term borrowings in 2005 compared to a net increase in 2004.

COMMITMENTS

At September 30, 2005, there were no significant changes to the commitments that were disclosed in the Annual Report, except that the natural gas contract and purchased-power contract commitments at the California Utilities were $2 billion and $4.4 billion, respectively, and there is an additional long-term service contract at Sempra Generation for $93 million and a new construction contract related to the Cameron LNG facility for $470 million. The future payments under these commitments are expected to be $795 million for 2005, $1.4 billion for 2006, $542 million for 2007, $512 million for 2008, $431 million for 2009 and $3.3 billion thereafter. Also, SDG&E issued $250 million first mortgage bonds maturing in 2035.

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

California Utilities

Note 6 of the notes to Consolidated Financial Statements herein and Notes 14 and 15 of the notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas restructuring and rates, and other pending proceedings and investigations.

Increased Cost of Natural Gas

The California Utilities purchase substantially all of the natural gas that they sell to customers at prices at or near market prices prevailing at the time of delivery with increases and decreases in the cost of natural gas supplies passed on to customers on a substantially concurrent basis. The cost of natural gas supplies has increased dramatically in recent months and further increases are possible during the winter heating season. However, on October 27, 2005, the CPUC approved the California Utilities' emergency winter natural gas hedging plan, which is designed to help lessen the impacts of severe price spikes by providing price protection to core customers during this upcoming winter season. The CPUC, anticipating rising utility costs, also approved rules that impose restrictions on residential customers' utility shutoffs this winter. As a result of this decision, utility companies under CPUC jurisdiction, including the California Utilities, won't be able to terminate service to residential customers who pay at least half their monthly billed amounts and who agree to deferred-payment plans. It is estimated that the California Utilities' customer receivables will increase by $215 million (SDG&E by $88 million and SoCalGas by $127 million) above the amount anticipated otherwise, given existing market conditions through the end of the winter heating season due to the CPUC's order regarding restricted service termination for all residential customers. In addition, there has been limited discussion at the CPUC, primarily from consumer groups, to cap natural gas rates during the winter period. However, on October 25, 2005, the ALJ assigned to a related proceeding rejected the imposition of any capping of natural gas rates. Any measures that would preclude the California Utilities from recovering substantially all of their costs on a current basis could materially and adversely affect the California Utilities' cash flow and financial position.

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

Sempra LNG is in the process of developing Energía Costa Azul, an LNG receiving terminal in Baja California, Mexico; the Cameron LNG receiving terminal in Louisiana; and the Port Arthur LNG receiving terminal in Texas. In August 2005, the FERC approved the Cameron project design changes, including a revised berthing arrangement. Additional information regarding these activities is provided above under "Capital Resources and Liquidity" and in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

In July 2004, the company announced that it had acquired the rights to develop a salt-cavern natural gas storage facility located in Calcasieu Parish, Louisiana, called Liberty. In May 2005, ProLiance Transportation and Storage, LLC acquired a 25-percent ownership in Liberty from the company. In September 2005, Sempra Commodities completed the $247 million sale of two natural gas storage facilities, Bluewater Gas Storage and Pine Prairie Energy Center. Additional information regarding these activities is provided above under "Capital Resources and Liquidity" and in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

The Argentine economic decline and government responses (including Argentina's unilateral, retroactive abrogation of utility agreements early in 2002) are continuing to adversely affect the company's investment in two Argentine utilities. Information regarding this situation is provided in Note 7 of the notes to Consolidated Financial Statements herein and in Notes 3 and 16 of the notes to Consolidated Financial Statements in the Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report, except for the following.

Following is a summary of Sempra Commodities' trading VaR profile (using a one-day holding period) in millions of dollars:

	95%		99%

September 30, 2005	$13.3		$18.8
Year-to-date 2005 range	$5.7	to $ 25.3	$8.0	to $ 35.7
September 30, 2004	$7.2		$10.2
Year-to-date 2004 range	$2.8	to $ 14.5	$3.9	to $ 20.4

As of September 30, 2005, the total VaR of the California Utilities' positions was not material.

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

During the quarter ended September 30, 2005, management outsourced certain human resource, payroll, and employee benefit functions to a third party service provider, and implemented a new software application that automates the tax provision calculation. The changes strengthen the design and effectiveness of the internal controls and improve the efficiency of these systems. As part of the conversion processes, management performed substantial testing of related internal controls intended to provide reasonable assurances that the converted data and subsequent ongoing process meet the company's objective to provide reliable financial reporting. Management has determined that the design of the controls surrounding these new processes satisfies the control objectives, and is currently evaluating the post-implementation operating effectiveness of these controls.

Except for these changes, there have been no changes in the company's internal controls over financial reporting during the company's most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2005, the County of San Diego filed a Complaint for Civil Penalties against Sempra Energy, SDG&E, and others alleging violations of certain legal requirements applicable to the abatement, handling and disposal of asbestos-containing materials during the demolition of a natural gas storage facility in 2001. The complaint seeks an unspecified penalty amount but involves potential monetary sanctions in excess of $100,000. The company believes that the county's claims are without merit and is vigorously defending the case. In January 2005, Sempra Energy and SDG&E received a grand jury subpoena from the United States Attorney's Office in San Diego seeking documents related to this matter and are fully cooperating with the investigation.

Except as described above and in Notes 6 and 7 of the notes to Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 12 - Computation of ratios

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends..

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

31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Exhibit 99 - Additional exhibits

99.1 Text of Stipulation in Continental Forge Litigation, incorporated by reference from Exhibit 99.1 of Form 8-K filed by Sempra Energy (Commission File Number 1-14201) on September 9, 2005.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after June 30, 2005:

Current Report on Form 8-K filed August 2, 2005, including as exhibits Sempra Energy's press release of August 2, 2005, giving the financial results for the three months ended June 30, 2005, and related Income Statement Data by Business Unit.

Current Report on Form 8-K filed August 11, 2005, reporting the amendment and restatement of Sempra Global's principal revolving credit facility and the California Utilities' combined revolving credit facility.

Current Report on Form 8-K filed September 9, 2005, reporting a stipulation filed in the Continental Forge class action litigation.

Current Report on Form 8-K filed September 16, 2005, reporting the resignation of a member of the company's Board of Directors.

Current Report on Form 8-K filed September 30, 2005, reporting the amendment and restatement of Sempra Commodities' principal revolving credit facility.

Current Report on Form 8-K filed November 2, 2005, including as exhibits Sempra Energy's press release of November 2, 2005, giving the financial results for the three months ended September 30, 2005, and related Income Statement Data by Business Unit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: November 2, 2005	By: /s/ F. H. Ault

F. H. Ault Sr. Vice President and Controller