Form 10-K
period 2005-12-31
SEMPRA ENERGY
filed 2006-02-23
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended		December 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number		1-14201

SEMPRA ENERGY

(Exact name of registrant as specified in its charter)
	California		33-0732627

	(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
101 Ash Street, San Diego, California 92101

(Address of principal executive offices) (Zip Code)
(619) 696-2034

(Registrant's telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
	Title of each class		Name of each exchange on which registered

	Common stock, without par value		New York and Pacific

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:			None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes		No	X

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

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X

Exhibit Index on page 38. Glossary on page 46.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $10.5 billion.

Registrant's common stock outstanding as of January 31, 2006 was 258,414,771 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 2005 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the Proxy Statement prepared for the May 2006 annual meeting of shareholders are incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS AND RISK FACTORS

Back to Contents

Description of Business

A description of Sempra Energy and its subsidiaries (the company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2005 Annual Report to Shareholders, which is incorporated by reference. The company has four separately managed reportable segments comprised of Southern California Gas Company (SoCalGas), San Diego Gas & Electric Company (SDG&E), Sempra Commodities and Sempra Generation. SoCalGas and SDG&E are collectively referred to as "the California Utilities."

Company Website

The company's website address is http://www.sempra.com. The company makes available free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The charters of the audit, compensation and corporate governance committees of the company's board of directors (the board), the board's corporate governance guidelines, and the company's code of business conduct and ethics for directors and officers are posted on the company's website. Printed copies may be obtained by writing to the company's Corporate Secretary at Sempra Energy, 101 Ash Street, San Diego, CA 92101-3017.

Risk Factors

The following risk factors and all other information contained in this report should be considered carefully when evaluating Sempra Energy and its subsidiaries. These risk factors could affect the actual results of Sempra Energy and its subsidiaries and cause such results to differ materially from those expressed in any forward-looking statements of, or made by or on behalf of, Sempra Energy or its subsidiaries. Other risks and uncertainties, in addition to those that are described below, may also impair their business operations. If any of the following risks occurs, Sempra Energy's business, cash flows, results of operations and financial condition could be seriously harmed. In addition, the trading price of its securities could decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning Sempra Energy and its subsidiaries set forth in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2005 Annual Report to Shareholders, which is incorporated by reference in this report.

Risks Related to the California Utilities

The California Utilities are subject to extensive regulation by state, federal and local legislation and regulatory authorities, which may adversely affect the operations, performance and growth of their businesses.

The California Public Utilities Commission (CPUC), which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates the California Utilities' rates (except electric transmission rates, which are regulated by the Federal Energy Regulatory Commission (FERC)) and conditions of service, sales of securities, rates of return, rates of depreciation, uniform systems of accounts, examination of records and long-term resource procurement. The CPUC conducts various reviews of utility performance (which may include reasonableness and prudency reviews) and affiliate relationships and conducts audits and investigations into various matters which may, from time to time, result in disallowances and penalties adversely affecting earnings and cash flows. Various proceedings involving the CPUC and relating to the California Utilities' rates, costs, incentive mechanisms, performance-based regulation and compliance with affiliate and holding company rules are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Periodically, the California Utilities' rates are approved by the CPUC based on forecasts of capital and operating costs. If the California Utilities' actual capital and operating costs were to exceed the amount included in its base rates approved by the CPUC, it would adversely affect earnings and cash flows.

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC adopted Performance-Based Regulation (PBR) for the California Utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and operating income goals, rather than relying solely on expanding utility plant to increase earnings. The three areas that are eligible for PBR rewards are: operational incentives based on measurements of safety, reliability and customer satisfaction; energy efficiency rewards based on the effectiveness of the programs; and natural gas procurement rewards. Although the California Utilities have received PBR rewards in the past, there can be no assurance that they will receive rewards in the future, or that they would be of comparable amounts. Additionally, if the California Utilities fail to achieve certain minimum performance levels established under the PBR mechanisms, they may be assessed financial disallowances or penalties which could negatively affect earnings and cash flows.

The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access and other similar matters involving SDG&E.

The California Utilities may be adversely affected by new regulations, decisions, orders or interpretations of the CPUC, FERC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how the California Utilities operate, could affect their ability to recover various costs through rates or adjustment mechanisms, or could require the California Utilities to incur additional expenses.

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

The California energy crisis of 2000 - 2001 has generated numerous lawsuits, governmental investigations and regulatory proceedings involving many energy companies, including Sempra Energy and the California Utilities. In January 2006, Sempra Energy and the California Utilities reached agreement to settle several of these lawsuits including, subject to court and other approvals, the principal class action antitrust lawsuits in which they are defendants. The companies remain defendants in several additional lawsuits arising out of the energy crisis, including lawsuits commenced in the fourth quarter of 2005 by the California Attorney General. The company is also responding to an ongoing CPUC proceeding related to the increase in natural gas prices at the California-Arizona border in 2000 - 2001. Sempra Energy and the California Utilities have expended and continue to expend substantial amounts defending these lawsuits and in connection with related investigations and regulatory proceedings. Sempra Energy and the California Utilities have established reserves for the agreed and unresolved issues. However, given the uncertainties involved in resolving litigation, Sempra Energy's and the California Utilities' results of operations and financial condition may be materially adversely affected.

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

Sempra Energy's revenues and results of operations could be adversely affected if the prevailing market prices for electricity, natural gas, coal or other commodities, whether procured for power plants or to satisfy contractual obligations with trading counterparties or customers, in regional markets and other competitive markets in which the company competes, change in a direction or manner that it has not anticipated and for which it has not provided through purchase or sale commitments or other hedging transactions.

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

To reduce financial exposure related to commodity price fluctuations, Sempra Energy's subsidiaries routinely enter into contracts to hedge a substantial portion of their purchase and sale commitments and inventories of electricity, natural gas, coal, crude oil and refined petroleum products, base metals and other commodities. As part of this strategy, they routinely utilize fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, the company does not cover the entire exposure of its assets or its positions to market price volatility and the coverage will vary over time. To the extent Sempra Energy's subsidiaries have unhedged positions, or if their hedging strategies do not work as planned, fluctuating commodity prices could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition.

Risk management procedures may not prevent losses.

Although Sempra Energy and its subsidiaries have in place risk management systems and control systems that use advanced methodologies to quantify and manage risk, these systems may not always prevent material losses. Risk management procedures may not always be followed or may not always work as planned. In addition, daily value-at-risk and loss limits are based on historic price movements. If prices significantly or persistently deviate from historic prices, the limits may not protect the company from significant losses. As a result of these and other factors, there can be no assurances that Sempra Energy's risk management procedures will prevent losses that would negatively affect its business, results of operations, cash flows and financial condition.

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

In 2001, Sempra Generation entered into a 10-year power sales agreement with the DWR, to supply up to 1,900 megawatts to the state. Sempra Energy expects the contract with the DWR will be a source of significant revenue over the 10-year period. The validity of the power sales agreement with the DWR continues to be the subject of extensive litigation between the parties before the FERC, in California courts and in arbitration proceedings. If the DWR were to succeed in setting aside its obligations under the contract, or if the DWR fails or is unable to meet its contractual obligations on a timely basis, it could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition. These proceedings are described in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As described in Note 15 of the notes to Consolidated Financial Statements, the company unilaterally reduced its price to the DWR by $4.15 per megawatt-hour in connection with the agreement to settle other litigation.

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

Sempra LNG has obtained long-term LNG supply agreements that substantially reduce its exposure to changes in natural gas prices (through corresponding natural gas sales agreements or by tying supply prices to prevailing natural gas prices or long-term firm capacity agreements) for a substantial portion of the processing capacity of the LNG terminals that it currently has under construction and does not intend to commence significant construction of other LNG terminals until it has obtained similar long-term agreements. However, if the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail or become unable to meet their contractual obligations on a timely basis, it could have a significant negative impact on Sempra Energy's business, results of operations, cash flows and financial condition.

Business development activities may not be successful and projects under construction may not commence operation as scheduled, which could increase Sempra Energy's costs and impair its ability to recover its investments.

The acquisition, development and construction of LNG receiving terminals, natural gas pipelines and storage facilities, and other energy infrastructure projects involve numerous risks. Sempra Energy and its subsidiaries may be required to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being built. Sempra Energy's success in developing a particular project is contingent upon, among other things, negotiation of satisfactory engineering, procurement and construction agreements, supply and natural gas sales agreements or firm capacity service agreements, receipt of required governmental permits and timely implementation and satisfactory completion of construction, and successful completion of a particular project may be adversely affected by unforeseen engineering problems, construction delays and contractor performance shortfalls, work stoppages, adverse weather conditions, environmental and geological conditions, and other factors. If the company is unable to complete the development of a facility, it typically will not be able to recover its investment in the project.

The operation of existing and future facilities also involves many risks, including the breakdown or failure of generation or regasification and storage facilities or other equipment or processes, labor disputes, fuel interruption and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, regasification, storage and transmission systems. The occurrence of any of these events could lead to operating facilities below expected capacity levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties, and could adversely affect Sempra Energy's business, cash flows and results of operations.

Competition among developers and operators of LNG terminals is rapidly increasing, which may adversely affect the profitability of Sempra LNG's proposed LNG terminals.

Although there are only a limited number of LNG terminal facilities operating in North America today, many companies have announced plans to develop LNG facilities to serve the North American market. Some of these competitors have more operating experience, more development experience, larger staffs and greater financial resources than the company. Industry analysts have predicted that, if all of the proposed LNG facilities in North America that have been announced by developers are actually built, there will likely be substantial excess capacity for such terminals in the near future. Excess capacity would likely lead to decreased prices for such services. Although its LNG facilities in Mexico, Louisiana and Texas are more advanced in the siting, permitting and regulatory approval processes than the proposed projects of many of its competitors, there can be no assurance that Sempra Energy will be able to maintain that advantage.

Sempra Energy's subsidiaries rely on transportation assets that they do not own or control to deliver electricity and natural gas.

Sempra Energy's subsidiaries depend on electric transmission lines, natural gas pipelines and other transportation facilities owned and operated by third parties to deliver the electricity and natural gas they sell to wholesale markets, to supply natural gas and coal to their electric generation facilities, and to provide retail energy services to customers. Sempra LNG also will rely on specialized LNG ships to transport LNG to its LNG facilities and on natural gas pipelines to transport natural gas for customers of the facilities. If transportation is disrupted, or if capacity is inadequate, the ability of Sempra Energy's subsidiaries to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current spot market rates.

Sempra Energy's businesses require numerous permits and other governmental approvals from various federal, state, local and foreign governmental agencies, and any failure to obtain or maintain required permits or approvals could cause Sempra Energy's sales to decline and/or its costs to increase.

The acquisition, ownership and operation of LNG receiving terminals, natural gas pipelines and storage facilities, and electric generation facilities require numerous permits, approvals and certificates from federal, state, local and foreign governmental agencies. All of the existing and planned development projects of Sempra Energy's subsidiaries require multiple permits. If there is a delay in obtaining any required regulatory approvals or if the company fails to obtain any required approvals or to comply with any applicable laws or regulations, it may not be able to operate its facilities, or it may be forced to incur additional costs.

Sempra Energy's businesses are subject to complex government regulations and may be adversely affected by changes in these regulations or in their interpretation or implementation.

In recent years, the regulatory environment applicable to the electric power and natural gas industries has undergone significant changes, on both federal and state levels, which have affected the nature of these industries and the manner in which their participants conduct their businesses. These changes are ongoing, and Sempra Energy cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on its businesses. Moreover, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to the company and its facilities. Future changes in laws and regulations may have a detrimental effect on Sempra Energy's business, cash flows, financial condition and results of operations.

Sempra Energy's other operations are subject to affiliate rules relating to transactions with the California Utilities. These businesses could be adversely affected by changes in these rules or by additional CPUC or FERC rules' further restricting their ability to sell electricity or natural gas or to trade with the California Utilities. Affiliate transaction rules also could require these businesses to obtain the prior approval of the CPUC before entering into any such transactions with the California Utilities. Any such restrictions or approval requirements could adversely affect the LNG receiving terminals, natural gas pipelines, electric generation plants or trading operations of the company's subsidiaries.

Various proceedings, inquiries and investigations relating to the business activities of Sempra Generation and Sempra Commodities are currently pending before the FERC. A description of such proceedings, inquiries and investigations is provided in the notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

The scope and effect of any new environmental laws and regulations, including their effects on operations, are difficult to predict. However, increasing national and international concerns regarding global warming and proposed regulations regarding carbon dioxide, mercury, nitrogen oxide and sulfur dioxide emissions could result in requirements for additional pollution control equipment or significant emission fees or taxes that could adversely affect Sempra Generation. In addition, existing environmental regulations could be revised or reinterpreted and other new laws and regulations could be adopted or become applicable to the company and its facilities.

Sempra Energy's international businesses are exposed to different local, regulatory and business risks and challenges, which could have a material adverse effect on Sempra Energy's financial condition, cash flows and results of operations.

Sempra Energy subsidiaries currently have interests in electricity generation, natural gas distribution and transmission, and LNG terminal projects in Mexico, and also have trading, marketing and risk management operations in Canada, Europe and Asia. Sempra Pipelines & Storage also has ownership interests in electricity and natural gas distribution businesses in Argentina, Chile and Peru. Developing infrastructure projects, owning energy assets and operating businesses in foreign jurisdictions subject the company to significant political and financial risks which vary by country, including:

    changes in foreign laws and regulations, including tax and environmental laws and regulations;
    changes in U.S. laws and regulations, including tax and environmental laws and regulations, related to foreign operations;
    high rates of inflation;
    changes in government policies or personnel;
    trade restrictions;
    limitations on U.S. company ownership in foreign countries;
    permitting and regulatory compliance;
    changes in labor supply and labor relations in operations outside the U.S.;
    adverse rulings by foreign courts or tribunals and difficulty in enforcing contractual rights in foreign jurisdictions; and
    general political, economic and business conditions.

Sempra Energy's international businesses also are subject to foreign currency risks. These risks arise from both volatility in foreign currency exchange rates and devaluations of foreign currencies. In such cases, an appreciation of the U.S. dollar against a local currency could reduce the amount of cash and income received from those foreign subsidiaries. For example, the devaluation of the Argentine peso against the U.S. dollar in recent years (as well as the Argentine government's unilateral, retroactive abrogation of utility agreements in early 2002) has had a material adverse effect on Sempra Pipelines & Storage's two unconsolidated subsidiaries in Argentina. In September 2002, Sempra Pipelines & Storage initiated arbitration proceedings under the 1994 Bilateral Investment Treaty between the U.S. and Argentina for recovery of the diminution of the value of its investments that has resulted from Argentine governmental actions. Sempra Pipelines & Storage has claimed damages of at least $211 million (revised from an earlier claim of $258 million) in these proceedings, which are continuing. A description of legal proceedings relating to Sempra Pipelines & Storage's business operations in Argentina is provided in the notes to Consolidated Financial Statements. While Sempra Pipelines & Storage believes that it has contracts and other measures in place to mitigate its most significant foreign currency exchange risks, it has some exposure that is not fully mitigated.

Other Risks Related to the Company

Sempra Energy's cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries.

The company's ability to pay dividends and meet its debt obligations is dependent on cash flows from its subsidiaries and, in the short term, its ability to raise capital from external sources. Cash flows from the subsidiaries are dependent, in the long term, on the ability of the subsidiaries to generate operating cash flows in excess of their own capital expenditures. In addition, the subsidiaries are separate and distinct legal entities and could be precluded from making such distributions under certain circumstances, including as a result of legislation or regulation or in times of financial distress.

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

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is the regulation over its utility subsidiaries.

California Utility Regulation

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SDG&E's and SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies. The CPUC also regulates the relationship of the California Utilities with Sempra Energy and is currently investigating this relationship, as discussed further in Note 14 of the notes to Consolidated Financial Statements.

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

United States Utility Regulation

The FERC regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale. Both the FERC and the CPUC are currently investigating prices charged to the California investor-owned utilities (IOUs) by various suppliers of natural gas and electricity. Further discussion is provided in Notes 13, 14 and 15 of the notes to Consolidated Financial Statements.

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

Local Regulation

SoCalGas has natural gas franchises with the 240 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas in streets and other public places. Some franchises have fixed lives, such as that for the city of Los Angeles, which expires in 2012. The range of expiration dates for the franchises with definite lives is 2006 to 2048. Most of the franchises have indeterminate lives with no termination date.

SDG&E has electric franchises with the two counties and the 26 cities in its electric service territory, and natural gas franchises with the one county and the 18 cities in its natural gas service territory. These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas in streets and other public places. Most of the franchises have indeterminate lives, except for the electric and natural gas franchises with the cities of Encinitas (2012), San Diego (2020), Coronado (2028) and Chula Vista (2035), and the natural gas franchises with the city of Escondido (2035) and the county of San Diego (2029).

Sempra Pipelines & Storage's Mexican utilities build and operate natural gas distribution systems in Mexicali, Chihuahua and the La Laguna-Durango zone in north-central Mexico. The operations are regulated by labor and environmental agencies of city and state governments, and by Mexico's Comision Reguladora de Energía.

Operations of Sempra Generation, Sempra LNG and Sempra Pipelines & Storage are regulated by various states and local public utilities commissions and other agencies.

Other Regulation

Sempra Commodities' operations are subject to regulation by the New York Mercantile Exchange, the London Metals Exchange, the Commodity Futures Trading Commission, the FERC and the National Futures Association. It also has trading locations in Canada, Europe and Asia that are subject to regulation as to operations and financial position.

Sempra Generation and Sempra LNG have operations in the United States that are subject to regulation by the FERC and operations in Mexico that are subject to regulation by the Comision Reguladora de Energía.

Sempra Pipelines & Storage's affiliates have international operations in Argentina, Chile, Mexico and Peru that are subject to federal, local and other regulations of the countries and/or political subdivisions in which they are located. These regulatory bodies include but are not limited to Mexico's Comision Reguladora de Energia, Argentina's Ente Nacional Regulador de Gas, Chile's Comision Nacional de Energia and Peru's Consejo Nacional de Energia.

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

The company's other subsidiaries are also required to obtain numerous permits, authorizations and licenses in the normal course of business. Some of these permits, authorizations and licenses require periodic renewal. Sempra Generation and its subsidiaries obtain a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities. In addition, Sempra Generation obtains permits in connection with wholesale distribution of electricity. Sempra Pipelines & Storage's Mexican subsidiaries obtain construction permits for their natural gas distribution and transmission systems from the local governments where the service is provided. Sempra Pipelines & Storage obtains licenses and permits for natural gas storage facilities and pipelines. Sempra LNG obtains licenses and permits for the construction and operation of LNG facilities.

Other regulatory matters are described in Notes 13 and 14 of the notes to Consolidated Financial Statements.

NATURAL GAS UTILITY OPERATIONS

Resource Planning and Natural Gas Procurement and Transportation

The company is engaged in the purchase, sale, distribution, storage and transportation of natural gas through the California Utilities. The company's resource planning, power procurement, contractual commitments and related regulatory matters are discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 14 and 15 of the notes to Consolidated Financial Statements.

Customers

For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of electric generation, wholesale, large commercial, industrial and enhanced oil recovery customers.

Most core customers purchase natural gas directly from the California Utilities. Core customers are permitted to aggregate their natural gas requirement and purchase directly from brokers or producers. The California Utilities continue to be obligated to purchase reliable supplies of natural gas to serve the requirements of core customers.

Natural Gas Procurement and Transportation

Most of the natural gas purchased and delivered by the California Utilities is produced outside of California, primarily in the southwestern U.S. and Canada. The California Utilities purchase natural gas under short-term and long-term contracts, which are primarily based on monthly spot-market prices.

To ensure the delivery of the natural gas supplies to the distribution system and to meet the seasonal and annual needs of customers, SoCalGas is committed to firm pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation entitlements. SoCalGas sells excess capacity, if any, on a short-term basis. Interstate pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company and Kern River Gas Transmission, provide transportation services into SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. During 2005, SoCalGas renegotiated certain expiring capacity contracts with new expiration dates of up to 2011. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC.

SDG&E has long-term natural gas transportation contracts with various interstate pipelines that expire on various dates between 2006 and 2023. SDG&E currently purchases natural gas on a spot basis from Canada, the Rocky Mountain area and the Southwestern U.S. to fill its long-term pipeline capacity and purchases additional spot-market supplies delivered directly to California for its remaining requirements. SDG&E continues its ongoing assessment of its pipeline capacity portfolio, including the release of a portion of this capacity to third parties. In accordance with regulatory directives, SDG&E has reconfigured its pipeline capacity portfolio as of November 2005 to secure firm transportation rights from a diverse mix of U.S. and Canadian supply sources for its projected core customer natural gas requirements. All of SDG&E's natural gas is delivered through SoCalGas' pipelines under a long-term transportation agreement. In addition, under separate agreements expiring in March 2008, SoCalGas provides SDG&E up to nine billion cubic feet of storage capacity.

According to "Btu's Daily Gas Wire", the annual average spot price of natural gas at the California/Arizona border was $7.62 per million British thermal unit (mmbtu) in 2005 ($11.42 per mmbtu in December 2005), compared with $5.57 per mmbtu in 2004 and $5.13 per mmbtu in 2003. The California Utilities' weighted average cost (including transportation charges) per mmbtu of natural gas was $7.83 in 2005, $5.94 in 2004 and $5.06 in 2003.

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

Demand for Natural Gas

The California Utilities face competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. In the non-core industrial market, some customers are capable of using alternate fuels, which can affect the demand for natural gas. The company's ability to maintain its industrial market share is largely dependent on energy prices. The demand for natural gas by electric generators is influenced by a number of factors. In the short-term, natural gas use by electric generators is impacted by the availability of alternative sources of generation. The availability of hydroelectricity is highly dependent on precipitation in the western United States. In addition, natural gas use is impacted by the performance of other generation sources in the western United States, including nuclear and coal, and other natural gas facilities outside the service area. Natural gas use is also impacted by changes in end-use electricity demand. For example, natural gas use generally increases during summer heat waves. Over the long-term, natural gas used to generate electricity will be influenced by additional factors such as the location of new power plant construction and the development of renewable resources. More generation capacity currently is being constructed outside Southern California than within the California Utilities' service area. This new generation will likely displace the output of older, less efficient local generation, reducing the use of natural gas for local electric generation.

Effective March 31, 1998, electric industry restructuring provided out-of-state producers the option to provide power to California utility customers. As a result, natural gas demand for electric generation within Southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on the company's natural gas operations, future volumes of natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes divert electric generation from the company's service area.

Growth in the natural gas markets is largely dependent upon the health and expansion of the Southern California economy and prices of other energy products. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, development of renewable resources, development of new natural gas supply sources and general economic conditions can result in significant shifts in demand and market price. The California Utilities added 86,000 new customer meters in each of 2005 and 2004, representing growth rates of 1.4 percent in both years. The California Utilities expect that their growth rate for 2006 will approximate 2005's.

The natural gas distribution business is seasonal in nature and revenues generally are greater during the winter months. As is prevalent in the industry, the company injects natural gas into storage during the summer months (usually April through October) for withdrawal from storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

Customers

At December 31, 2005, SDG&E had 1.3 million meters consisting of 1,188,000 residential, 141,000 commercial, 480 industrial, 1,990 street and highway lighting, and 6,700 direct access. The company's service area covers 4,100 square miles. The company added 20,000 new customer meters in 2005 and 22,000 in 2004, representing growth rates of 1.5% and 1.7%, respectively.

Resource Planning and Power Procurement

SDG&E's resource planning, power procurement and related regulatory matters are discussed below, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 13, 14 and 15 of the notes to Consolidated Financial Statements.

Electric Resources

Based on CPUC-approved purchased-power contracts currently in place with SDG&E's various suppliers and SDG&E's 20-percent share of a generating plant, as of December 31, 2005, the supply of electric power available to SDG&E is as follows:

Supplier	Source	Expiration date	Megawatts (MW)

PURCHASED POWER CONTRACTS:

DWR-allocated contracts:
Williams Energy Marketing & Trading	Natural gas	2007 to 2010	1,906	*
Sunrise Power Co. LLC	Natural gas	2012	574
Other	Natural gas / wind	2006 to 2013	227

Total			2,707

Other contracts with Qualifying Facilities (QFs):
Applied Energy Inc.	Cogeneration	2019	102
Yuma Cogeneration	Cogeneration	2024	50
Goal Line Limited
Partnership	Cogeneration	2025	50
Other (16 contracts)	Cogeneration	2009 and thereafter	61

Total			263

Other contracts with renewable sources:
Oasis Power Partners	Wind	2019	60
AES Delano	Bio-mass	2007	49
PPM Energy	Wind	2018	25
WTE / FPL	Wind	2019	17
Other (6 contracts)	Bio-gas	2007-2014	24

Total			175

Other long-term contracts:
Portland General
Electric (PGE)	Coal	2013	89

Total contracted			3,234

GENERATION:
SONGS			430
Miramar			47

Total Generation			477

TOTAL CONTRACTED AND GENERATION			3,711

* Effective January 1, 2007, 1,200 megawatts were reallocated to Southern California Edison (Edison) by the CPUC, as described in Note 13 of the notes to Consolidated Financial Statements.

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

SONGS

SDG&E owns 20 percent of SONGS, which is located south of San Clemente, California. SONGS consists of three nuclear generating units. The cities of Riverside and Anaheim own a total of 5 percent of Units 2 and 3. Edison owns the remaining interests and is the operator of SONGS.

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

Additional information concerning the SONGS units and nuclear decommissioning is provided below, in "Environmental Matters" herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 6, 13 and 15 of the notes to Consolidated Financial Statements.

Nuclear Fuel Supply

The nuclear fuel supply cycle includes materials and services (uranium oxide, conversion of uranium oxide to uranium hexafluoride, uranium enrichment services, and fabrication of fuel assemblies) performed by others under various contracts which extend through 2008. The availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities in subsequent years cannot be estimated at this time.

Spent fuel from SONGS is being stored on site in the independent spent fuel storage installation, where storage capacity is expected to be adequate through 2022, the expiration date of the units' NRC operating license. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel from SONGS. SDG&E pays the DOE a disposal fee of $1.00 per megawatt-hour of net nuclear generation, or $3 million per year. The DOE projects that it will not begin accepting spent fuel until 2010 at the earliest.

Additional information concerning nuclear-fuel costs and the storage and movement of spent fuel is provided in Notes 13 and 15, respectively, of the notes to Consolidated Financial Statements.

Power Pools

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 270 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms that have been pre-approved by the FERC.

Transmission Arrangements

The Pacific Intertie, consisting of AC and DC transmission lines, connects the Northwest with SDG&E, Pacific Gas & Electric (PG&E), Edison and others under an agreement that expires in July 2007. SDG&E's share of the Pacific Intertie is 266 MW.

Power originating from sources utilizing the Pacific Intertie, as well as power from other sources, can be imported into SDG&E's system via the Edison-SDG&E interconnection at the SONGS switchyard. Five 230-kilovolt transmission lines into SDG&E's system from that interconnection comprise the "South of SONGS" path, which is normally rated at 2,200 MW.

SDG&E's 500-kilovolt Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego. SDG&E's share of the line is 970 MW, although it can be less under certain system conditions.

Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 MW in the north to south direction and 800 MW in the south to north direction.

SDG&E is in the planning stages for the Sunrise Powerlink, a new 500-kilovolt transmission line between the existing Imperial Valley Substation and a new Central Substation to be located within the SDG&E system. The proposed rating of the Sunrise Powerlink is 1,000 MW or higher. The project is subject to CPUC approval and is estimated to cost at least $1 billion. The planned in-service date is June 2010.

Transmission Access

The National Energy Policy Act governs procedures for others' requests for transmission service. The FERC approved the California IOUs' transfer of operation and control of their transmission facilities to the Independent System Operator (ISO) in 1998. Additional information regarding the FERC, ISO and transmission issues is provided in Note 14 of the notes to Consolidated Financial Statements.

SEMPRA GLOBAL AND SEMPRA FINANCIAL

Sempra Global consists of most of the businesses of Sempra Energy other than the California Utilities, and serves a broad range of customers' energy and other needs. Sempra Global includes Sempra Commodities, Sempra Generation, Sempra LNG and Sempra Pipelines & Storage. Descriptions of these business units and information concerning their operations and the operations of Sempra Financial are provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2, 3, 15 and 16 of the notes to Consolidated Financial Statements.

RATES AND REGULATION -- CALIFORNIA UTILITIES

Information concerning rates and regulations applicable to the California Utilities is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 13 and 14 of the notes to Consolidated Financial Statements in the 2005 Annual Report to Shareholders, which is incorporated by reference.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the company are included in Note 15 of the notes to Consolidated Financial Statements. The following additional information should be read in conjunction with those discussions.

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

At December 31, 2005, the company had accrued its estimated remaining investigation and remediation liability related to hazardous waste sites, including numerous locations that had been manufactured-gas plants, of $46 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation costs of $10.3 million associated with SDG&E's former fossil-fuel power plants. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

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

To respond to public concerns, the CPUC previously directed California IOUs to adopt a low-cost EMF-reduction policy that requires reasonable design changes to achieve noticeable reduction of EMF levels that are anticipated from new projects. The CPUC has recently reviewed the resultant policy in an Order Instituting Ratemaking and found no new scientific research to support a change to the existing policy, finding existing policy of prudent avoidance to be sufficient and reasonable.

Air and Water Quality

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. SDG&E's share of the cost is estimated to be $34 million, of which $16 million had been incurred at December 31, 2005. Rate recovery of 50% of the remaining costs is uncertain.

OTHER MATTERS

Research, Development and Demonstration (RD&D)

Effective January 2005, a surcharge was established by the CPUC for natural gas public interest RD&D. The natural gas public interest research program is administered by the CEC. For 2005, the funding level is subject to a statewide cap of $12 million. The statewide cap increases to $15 million in 2006. For 2005, SoCalGas and SDG&E funding for the natural gas public purpose RD&D program was $6 million and $1 million, respectively. In addition, SoCalGas operates a separate natural gas RD&D program as discussed below.

The SoCalGas ratepayer-funded RD&D program is focused on utility operations, end use utilization, advanced distributed power generation and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety and reduced operating costs. For 2005, SoCalGas' RD&D expenditures were $11 million and expenditures averaged $9 million over the past three years.

SDG&E continues to fund the California Public Interest Energy Research (PIER) Program for electric research. For 2005, SDG&E's funding level was $6 million for the PIER program.

Employees of Registrant

As of December 31, 2005, the company had 13,420 employees, compared to 13,381 at December 31, 2004.

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America (UWUA) or the International Chemical Workers' Union Council (ICWUC). The collective bargaining agreement for field, technical and most clerical employees at SoCalGas covering wages, hours, working conditions, medical and various benefit plans is in effect through September 30, 2008.

Certain employees at SDG&E are represented by the Local 465 International Brotherhood of Electrical Workers. The current contract is in effect through August 31, 2008.

At some of its field job sites, Sempra Generation employs mechanics who are represented by the International Union of Operating Engineers, Local 501. One collective bargaining agreement is in effect through July 7, 2007. At another operating facility, the company is in the process of labor contract negotiations with Operating Engineers, Local 501, on a new collective bargaining agreement.

ITEM 2. PROPERTIES

Back to Contents

Electric Properties - SDG&E

SDG&E's interest in SONGS is described in "Electric Resources" herein. At December 31, 2005, SDG&E's electric transmission and distribution facilities included substations, and overhead and underground lines. The electric facilities are located in San Diego, Imperial and Orange counties of California and in Arizona, and consist of 1,835 miles of transmission lines and 21,601 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

In 2005, SDG&E purchased a 45-MW electric generation facility located in San Diego, California. In 2006, SDG&E will purchase the 550-MW Palomar power plant, located in Escondido, California, which is being constructed by Sempra Generation.

Natural Gas Properties - California Utilities

At December 31, 2005, the California Utilities' natural gas facilities included 3,037 miles of transmission and storage pipeline, 56,113 miles of distribution pipeline and 52,569 miles of service piping. They also included 13 transmission compressor stations and 4 underground storage reservoirs, with a combined working capacity of 125 billion cubic feet (bcf).

Energy Properties - Other

At December 31, 2005, Sempra Generation operates power plants in California, Arizona, Texas, Nevada and Mexico with total capacity of 3,805 MW. Additional information is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2 and 3 of the notes to Consolidated Financial Statements.

At December 31, 2005, Sempra Pipelines & Storage's operations in Mexico included 1,726 miles of distribution pipeline, 165 miles of transmission pipeline and one compressor station.

At December 31, 2005, the company's two small natural gas utilities, Frontier Energy and Bangor Gas, located in North Carolina and Maine, respectively, owned 148 miles of transmission lines and 258 miles of distribution lines.

Other Properties

The 21-story corporate headquarters building at 101 Ash Street, San Diego is occupied pursuant to an operating lease that expires in 2015. The lease has two separate five-year renewal options.

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles through 2011. The lease has six separate five-year renewal options.

SDG&E occupies an office complex in San Diego pursuant to an operating lease ending in 2007. The lease can be renewed for two five-year periods.

Sempra Global leases office facilities at various locations in the U.S., Mexico and Europe with the leases ending from 2006 to 2027. Sempra LNG owns land in Baja California, Mexico on which it is developing an LNG receiving terminal. Sempra LNG also has a land lease to develop an LNG receiving terminal in Hackberry, Louisiana and another subsidiary of Sempra Energy owns land where the Port Arthur LNG receipt terminal is under development.

The company owns or leases other warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

Back to Contents

Except for the matters described in Notes 13, 14 and 15 of the notes to Consolidated Financial Statements incorporated by reference in Item 8 or referred to elsewhere in "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in this Annual Report, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings.

Sempra Energy and SDG&E are defendants in a lawsuit filed by the County of San Diego seeking civil penalties for alleged violations of environmental standards applicable to the abatement, handling and disposal of asbestos-containing materials during the demolition of a natural gas storage facility in 2001. In a federal criminal indictment, SDG&E and two employees have also been charged with having violated these standards and with conspiracy and making false statements to governmental authorities in connection with these matters. Sempra Energy and SDG&E believe that the maximum fines and penalties that could reasonably be assessed against them with respect to these matters would not exceed $750,000. The company believes that the claims and charges are without merit and is vigorously contesting them.

On February 2, 2006, Mesquite Power and Maricopa County, Arizona, settled the issue regarding emissions from the Mesquite Power Plant for $350,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Back to Contents

Sempra Energy common stock is traded on the New York and Pacific stock exchanges. At January 31, 2006, there were 54,000 record holders of the company's common stock. The quarterly common stock information required by Item 5 is included in the schedule of Quarterly Financial Data of the 2005 Annual Report to Shareholders, which is incorporated by reference.

The information required by Item 5 concerning dividend declarations is included in the "Statements of Consolidated Changes in Shareholders' Equity" set forth in Item 8 of the 2005 Annual Report to Shareholders.

EQUITY COMPENSATION PLANS

The company's 1998 Long Term Incentive Plan and Employee Stock Incentive Plan permit the granting of a wide variety of equity and equity-based incentive awards to officers and key employees. At December 31, 2005, outstanding awards consisted of stock options and restricted stock held by 325 employees.

The company's Non-employee Directors Stock Plan also provides for annual automatic grants to non-employee directors of options to purchase common stock.

The following table sets forth information regarding these plans at December 31, 2005.

Equity Compensation Plan Information

	Number of shares to be issued upon exercise of outstanding options (A)	Weighted-average exercise price of outstanding options	Number of additional shares remaining available for future issuance

Equity compensation
plans approved by
shareholders:

1998 Long Term
Incentive Plan	8,906,361	$25.81	6,829,968
			(B) (C) (D)
Non-employee Directors
Stock Plan	530,000	$26.78	834,626

Equity compensation
plans not approved by
shareholders:

Employee Stock
Incentive Plan	398,350	$24.38	8,189,980
			(B) (C)

(A) Consists solely of options to purchase common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option.

(B) Excludes shares subject to outstanding stock options and those subject to other outstanding awards, consisting of unvested shares of restricted stock which total 3,151,120 shares for the 1998 Long Term Incentive Plan and 463,738 shares for the Employee Stock Incentive Plan.

(C) The number of shares available for future issuance is increased by the number of shares withheld to satisfy related tax withholding obligations relating to awards and by the number of shares subject to awards that lapse, expire or are otherwise terminated or settled other than by the issuance of shares.

(D) The number of shares available for future issuance also is increased at the beginning of each year by 1.5% of the total number of shares of common stock then outstanding.

Additional discussion of stock-based compensation is provided in Note 9 of the notes to Consolidated Financial Statements of the 2005 Annual Report to Shareholders, which is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

Back to Contents

(Dollars in millions, except per share amounts)	At December 31, or for the years then ended

	2005	2004		2003		2002	2001

Income Statement Data:
Operating revenues	$11,737	$9,434		$7,891		$6,057	$7,733
Operating income	$1,111	$1,281		$943		$973	$1,014
Income from continuing operations before extraordinary item and cumulative effect of changes in accounting principles	$929	$920		$695		$575	$518
Net income	$920	$895		$649		$591	$518

Balance Sheet Data:
Total assets	$29,213	$23,775		$21,988		$20,242	$17,378
Long-term debt	$4,823	$4,192		$3,841		$4,083	$3,436
Short-term debt (a)	$1,163	$803		$1,461		$851	$1,117
Trust preferred securities	$--	$200	*	$200	*	$200	$200
Shareholders' equity	$6,160	$4,865		$3,890		$2,825	$2,692

Per Common Share Data:
Income from continuing operations before extraordinary item and cumulative effect of changes in accounting principles
Basic	$3.78	$4.03		$3.29		$2.80	$2.54
Diluted	$3.69	$3.93		$3.24		$2.79	$2.52
Net income:
Basic	$3.74	$3.92		$3.07		$2.88	$2.54
Diluted	$3.65	$3.83		$3.03		$2.87	$2.52
Dividends declared	$1.16	$1.00		$1.00		$1.00	$1.00
Book value	$23.95	$20.77		$17.17		$13.79	$13.16

(a) Includes long-term debt due within one year.
* Amount was reclassified to Due to Unconsolidated Affiliates effective in 2003. The company redeemed the securities in February 2005.

This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements in the 2005 Annual Report to Shareholders herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 1 through 34 of the 2005 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Back to Contents

The information required by Item 7A is incorporated by reference from pages 27 through 30 of the 2005 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 39 through 114 of the 2005 Annual Report to Shareholders. Item 15(a)1 includes a listing of financial statements included in the 2005 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Back to Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES

Back to Contents

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

During the year ended December 31, 2005, management outsourced certain human resource, payroll, and employee benefit functions to a third-party service provider, and implemented a new software application that automates the calculation of the income tax provision. The changes strengthen the design and effectiveness of the internal controls and improve the efficiency of these systems. As part of the conversion processes, management performed substantial testing of related internal controls intended to provide reasonable assurances that the converted data and subsequent ongoing process meet the company's objective to provide reliable financial reporting. Management has determined that the design of the controls surrounding these new processes satisfies the control objectives and that the controls are operating effectively.

Except for these changes, there have been no changes in the company's internal controls over financial reporting during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Proxy Statement prepared for the May 2006 annual meeting of shareholders. The information required on the company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Back to Contents

Name	Age*	Position*

Donald E. Felsinger	58	Chairman and Chief Executive Officer
Neal E. Schmale	59	President and Chief Operating Officer
Edwin A. Guiles	56	Group President, Sempra Energy Utilities
M. Javade Chaudhri	53	Executive Vice President and General Counsel
Mark A. Snell	49	Executive Vice President and Chief Financial Officer
Frank H. Ault	61	Senior Vice President and Controller
G. Joyce Rowland	51	Senior Vice President, Human Resources

* As of February 22, 2006.

Each Executive Officer has been an officer of the company or one of its subsidiaries for more than five years, other than Mr. Chaudhri who, prior to joining the company in 2003, was Senior Vice President and General Counsel of Gateway, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Proxy Statement prepared for the May 2006 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Back to Contents

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is incorporated by reference from "Share Ownership" and "Equity Compensation Plans" in the Proxy Statement prepared for the May 2006 annual meeting of shareholders.

Additional discussion of stock-based compensation is provided in Note 9 of the notes to Consolidated Financial Statements of the 2005 Annual Report to Shareholders, which is incorporated by reference.

Security Ownership of Certain Beneficial Owners

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Proxy Statement prepared for the May 2006 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services as required by Item 14 is incorporated by reference from "Proposal 3: Ratification of Independent Auditors" in the Proxy Statement prepared for the May 2006 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Back to Contents

(a) The following documents are filed as part of this report:

1. Financial statements

*Incorporated by reference from the indicated pages of the 2005 Annual Report to Shareholders, filed as Exhibit 13.01.

2. Financial statement schedules

The following document may be found in this report at the indicated page number.

Schedule I--Condensed Financial Information of Parent . . 33

Any other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.

3. Exhibits

See Exhibit Index on page 38 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 2005:

Current Report on Form 8-K filed November 2, 2005, including as exhibits Sempra Energy's press release of November 2, 2005, giving the financial results for the three months ended September 30, 2005, and related Income Statement Data by Business Unit.

Current Report on Form 8-K filed November 17, 2005, discussing the status of the company's energy crisis era legal proceedings.

Current Report on Form 8-K filed November 23, 2005, discussing the status of an action filed by the Attorney General of California against the company.

Current Report on Form 8-K filed November 25, 2005, discussing Sempra Global's three-year revolving credit facility.

Current Report on Form 8-K filed December 9, 2005, discussing the company's amendment to its employment agreement with its Chairman of the Board and Chief Executive Officer, the amendment of the company's Shareholder Rights Plan, implementation of a previously announced succession plan and other executive changes, and declassification of the company's Board of Directors.

Current Report on Form 8-K filed January 5, 2006, announcing the agreement to settle certain litigation and the effect of the settlements on the company's results of operations and financial condition for the year ended December 31, 2005.

Current Report on Form 8-K filed February 22, 2006, including as exhibits Sempra Energy's press release of February 22, 2006, giving the financial results for the three months ended December 31, 2005, and related Income Statement Data by Business Unit.

Back to Contents

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULES

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement Numbers 333-51309, 333-52192, 333-70640 and 333-103588 on Form S-3 and Registration Statement Numbers 333-56161, 333-50806, 333-49732, 333-121073 and 333-128441 on Form S-8 of Sempra Energy of our reports dated February 21, 2006 relating to the financial statements of Sempra Energy (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, effective December 31, 2005, Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51, effective December 31, 2003, and the rescission of EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, effective January 1, 2003) and management's report on the effectiveness of internal control over financial reporting, appearing in and incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2005.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of Sempra Energy, listed in Item 15.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 21, 2006

Schedule I -- Condensed Financial Information of Parent

Back to Contents

SEMPRA ENERGY

Condensed Statements of Income
(Dollars in millions, except per share amounts)

	Years ended December 31,
	2005	2004	2003

Interest income	$186	$168	$122
Interest expense	(197)	(202)	(187)
Trust preferred distributions	--	--	(9)
Litigation expense	(316)	(44)	--
Operating expenses and other	(41)	(8)	(17)
Income tax benefits	195	93	57

Loss before subsidiary earnings	(173)	7	(34)
Subsidiary earnings before cumulative effect of changes in
accounting principles	1,102	913	729

Income from continuing operations	929	920	695
Discontinued operations, net of tax	(9)	(25)	--

Income before cumulative effect of changes in accounting
principles	920	895	695
Cumulative effect of changes in accounting principles, net of tax	--	--	(46)

Net income	$920	$895	$649

Basic earnings per share:
Income from continuing operations	$3.78	$4.03	$3.29
Discontinued operations, net of tax	(0.04)	(0.11)	--
Cumulative effect of changes in accounting principles, net of tax	--	--	(0.22)

Net income	$3.74	$3.92	$3.07

Weighted-average number of shares outstanding (thousands)	245,906	228,271	211,740

Diluted earnings per share:
Income from continuing operations	$3.69	$3.93	$3.24
Discontinued operations, net of tax	(0.04)	(0.10)	--
Cumulative effect of changes in accounting principles, net of tax	--	--	(0.21)

Net income	$3.65	$3.83	$3.03

Weighted-average number of shares outstanding (thousands)	252,088	233,852	214,482

SEMPRA ENERGY

Condensed Balance Sheets
(Dollars in millions)

	December 31, 2005	December 31, 2004

Assets:
Cash and cash equivalents	$183	$23
Due from affiliates	58	116
Other current assets	84	25

Total current assets	325	164

Investments in subsidiaries	6,369	6,330
Due from affiliates	2,822	2,701
Other assets	620	813

Total assets	$10,136	$10,008

Liabilities and Shareholders' Equity:
Current portion of long-term debt	$--	$301
Income taxes payable	286	524
Due to affiliates	619	1,633
Other current liabilities	336	206

Total current liabilities	1,241	2,664

Long-term debt	2,203	2,224
Other long-term liabilities	532	255
Shareholders' equity	6,160	4,865

Total liabilities and shareholders' equity	$10,136	$10,008

SEMPRA ENERGY

Condensed Statements of Cash Flows
(Dollars in millions)

	Years ended December 31,
	2005	2004	2003

Net cash provided by (used in) operating activities	$330	$(7)	$(5)

Dividends received from subsidiaries	1,025	200	250
Expenditures for property, plant and equipment	(16)	(10)	(4)
Increase in investments and other assets	(48)	(66)	(58)
Increase in loans to affiliates, net	(189)	(229)	(753)

Cash provided by (used in) investing activities	772	(105)	(565)

Common stock dividends paid	(268)	(195)	(182)
Issuances of common stock	694	110	505
Repurchases of common stock	(95)	(5)	(7)
Issuances of long-term debt	--	625	400
Payments on long-term debt	(511)	(511)	--
Increase (decrease) in loans from affiliates, net	(762)	55	(86)
Other	--	(3)	(4)

Cash provided by (used in) financing activities	(942)	76	626

Increase (decrease) in cash and cash equivalents	160	(36)	56
Cash and cash equivalents, January 1	23	59	3

Cash and cash equivalents, December 31	$183	$23	$59

Sempra Energy

Note to Condensed Financial Statements
Long-term Debt

	December 31,
(Dollars in millions)	2005	2004

Other long-term debt
4.621% notes May 17, 2007	$600	$600
6.0% notes February 1, 2013	400	400
Notes at variable rates after fixed-to-floating swap	300	300
(7.81% at December 31, 2005) March 1, 2010
Notes at variable rates (4.46% at December 31, 2005) May 21, 2008	300	300
4.75% notes May 15, 2009	300	300
7.95% notes March 1, 2010	200	200
Employee Stock Ownership Plan
Bonds at 4.213% November 1, 2014	82	82
Bonds at variable rates (4.59% at December 31, 2005)	22	33
November 1, 2014
6.95% notes, December 1, 2005	--	300
Capitalized leases	--	1
Market value adjustments for interest rate swap, net	1	11
(expires March 1, 2010)

	2,205	2,527
Current portion of long-term debt	--	(301)
Unamortized discount on long-term debt	(2)	(2)

	$2,203	$2,224

Maturities of long-term debt are $600 million in 2007, $300 million in 2008, $300 million in 2009, $500 million in 2010 and $504 million thereafter.

Additional information on Sempra Energy's long-term debt is provided in Note 5 of the notes to Consolidated Financial Statements.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

By: /s/ Donald E. Felsinger

Donald E. Felsinger Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date

Principal Executive Officer: Donald E. Felsinger Chairman and Chief Executive Officer	/s/ Donald E. Felsinger	February 16, 2006

Principal Financial Officer: Mark A. Snell Executive Vice President and Chief Financial Officer	/s/ Mark A. Snell	February 16, 2006

Principal Accounting Officer: Frank H. Ault Senior Vice President and Controller	/s/ Frank H. Ault	February 16, 2006

Directors:
Donald E. Felsinger, Chairman	/s/ Donald E. Felsinger	February 16, 2006

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 16, 2006

Richard A. Collato, Director	/s/ Richard A. Collato	February 16, 2006

Wilford D. Godbold, Jr., Director	/s/ Wilford D. Godbold, Jr.	February 16, 2006

William D. Jones, Director	/s/ William D. Jones	February 16, 2006

Richard G. Newman, Director	/s/ Richard G. Newman	February 16, 2006

William G. Ouchi, Director	/s/ William G. Ouchi	February 16, 2006

William C. Rusnack, Director	/s/ William C. Rusnack	February 16, 2006

William P. Rutledge, Director	/s/ William P. Rutledge	February 16, 2006

Neal E. Schmale, Director	/s/ Neal E. Schmale	February 16, 2006

EXHIBIT INDEX

Back to Contents

The Forms S-3, S-8, 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Enterprises), Commission File Number 1-3779 (San Diego Gas & Electric), Commission File Number 1-1402 (Southern California Gas Company), Commission File Number 1-11439 (Enova Corporation) and/or Commission File Number 333-30761 (SDG&E Funding LLC).

3.a The following exhibits relate to Sempra Energy and its subsidiaries

Exhibit 1 -- Underwriting Agreements

Enova Corporation and San Diego Gas & Electric Company

1.01 Underwriting Agreement dated December 4, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 1.1)).

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws

Sempra Energy

3.01 Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998 (Exhibit 3.2)).

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

Enova Corporation and San Diego Gas & Electric Company

4.01 Mortgage and Deed of Trust dated July 1, 1940. (Incorporated by reference from SDG&E Registration Statement No. 2-49810, Exhibit 2A.)

4.02 Second Supplemental Indenture dated as of March 1, 1948. (Incorporated by reference from SDG&E Registration Statement No. 2-49810, Exhibit 2C.)

4.03 Ninth Supplemental Indenture dated as of August 1, 1968. (Incorporated by reference from SDG&E Registration Statement No. 2-68420, Exhibit 2D.)

4.04 Tenth Supplemental Indenture dated as of December 1, 1968. (Incorporated by reference from SDG&E Registration Statement No. 2-36042, Exhibit 2K.)

4.05 Sixteenth Supplemental Indenture dated August 28, 1975. (Incorporated by reference from SDG&E Registration Statement No. 2-68420, Exhibit 2E.)

4.06 Thirtieth Supplemental Indenture dated September 28, 1983. (Incorporated by reference from SDG&E Registration Statement No. 33-34017, Exhibit 4.3.)

4.07 Forty-Ninth Supplemental Indenture dated June 1, 2004. (2004 Form 10-K, Exhibit 4.07).

4.08 Fiftieth Supplemental Indenture Dated as of May 19, 2005. (SDG&E 8-K filed on May 19, 2005, Exhibit 4.1).

4.09 Fifty-First Supplemental Indenture Dated as of November 15, 2005. (SDG&E 8-K filed on November 17, 2005, Exhibit 4.1).

Pacific Enterprises and Southern California Gas

4.10 First Mortgage Indenture of Southern California Gas Company to American Trust Company dated as of October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940, Exhibit B-4).

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

4.13 Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956, Exhibit 2.08).

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

4.16 Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981 (Pacific Enterprises 1981 Form 10-K, Exhibit 4.25).

4.17 Supplemental Indenture of Southern California Gas Company to Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern Gas Company 1984 Form 10-K, Exhibit 4.29).

4.18 Supplemental Indenture of Southern California Gas Company to Bankers Trust Company of California, N.A., successor to Wells Fargo Bank, National Association dated as of January 15, 1988 (Pacific Enterprises 1987 Form 10-K, Exhibit 4.11).

4.19 Supplemental Indenture of Southern California Gas Company to First Trust of California, National Association, successor to Bankers Trust Company of California, N.A. dated as of August 15, 1992 (Registration Statement No. 33-50826 filed by Southern Gas Company on August 13, 1992, Exhibit 4.37).

4.20 Supplemental Indenture of Southern California Gas Company to. S. Bank, N.A., successor to First Trust of California, N.A., dated as of October 1, 2002. (Sempra Energy 2002 Form 10-K, Exhibit 4.17).

4.21 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., dated as of October 17, 2003. (2004 Sempra Energy Form 10-K, Exhibit 4.19).

4.22 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., Dated as of December 15, 2003. (2004 Sempra Energy Form 10-K, Exhibit 4.20).

4.23 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., Dated as of December 10, 2004. (2004 Sempra Energy Form 10-K, Exhibit 4.21).

4.24 Supplemental Indenture of Southern California Gas Company to U.S. Bank, N.A., successor to First Trust of California, N.A., Dated as of November 18, 2005 (Southern California Gas Company 8-K filed on November 18, 2005, Exhibit 4.1).

Exhibit 10 -- Material Contracts

Sempra Energy

10.01 Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006 (8-K filed on January 5, 2006, Exhibit 99.1).

10.02 Form of Nevada Antitrust Settlement Agreement dated as of January 4, 2006 (8-K filed on January 5, 2006, Exhibit 99.2).

10.03 Text of Stipulation in Continental Forge Litigation (8-K filed on September 9, 2005, Exhibit 99.1).

10.04 Amendment to Rights Agreement dated as of December 6, 2005 between Sempra Energy and EquiServe Trust Company, N.A. (amending Rights Agreement dated as of May 26, 1998, See Exhibit 10.06 below) (8-K filed on December 9, 2005, Exhibit 99.3).

10.05 Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed 4, 2001 (2001 Form 10-K, Exhibit 10.01).

10.06 Rights Agreement dated as of May 26, 1998 between Sempra Energy and EquiServe Trust Company, N.A. (then named First Chicago Trust Company of New York) (filed as Exhibit 1 to Sempra Energy's Form 8-A Registration Statement filed June 6, 1998).

Enova Corporation and San Diego Gas & Electric Company

10.07 Operating Agreement between San Diego Gas & Electric and the California Department of Water Resources dated April 17, 2003 (Sempra Energy 2003 10-K, Exhibit 10.06).

10.08 Servicing Agreement between San Diego Gas & Electric and the California Department of Water Resources dated December 19, 2002 (Sempra Energy 2003 10-K, Exhibit 10.07).

10.09 Transition Property Purchase and Sale Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.1).

10.10 Transition Property Servicing Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.2).

Compensation

Sempra Energy

10.11 Amendment to Employment Agreement dated as of December 6, 2005 between Sempra Energy and Stephen L. Baum (amending Employment Agreement dated as of September 17, 2002, See Exhibit 10.12 below) (8-K filed on December 9, 2005 Exhibit 99.1).

10.12 Form of Employment Agreement between Sempra Energy and Stephen L. Baum (September 30, 2002 Form 10-Q, Exhibit 10.1).

10.13 Form of Employment Agreement between Sempra Energy and Donald E. Felsinger (September 30, 2002 Form 10-Q, Exhibit 10.2).

10.14 Form of Sempra Energy Severance Pay Agreement. (2004 Form 10-K, Exhibit 10.10).

10.15 Sempra Energy 2005 Deferred Compensation Plan (8-K filed on December 07, 2004 Exhibit 10.1).

10.16 Sempra Energy Employee Stock Incentive Plan (September 30, 2004 Form 10-Q, Exhibit 10.1).

10.17 Sempra Energy Amended and Restated Executive Life Insurance Plan (September 30, 2004 Form 10-Q, Exhibit 10.2).

10.18 Sempra Energy Excess Cash Balance Plan (September 30, 2004 Form 10-Q, Exhibit 10.3).

10.19 Form of Sempra Energy 1998 Long Term Incentive Plan Performance-Based Restricted Stock Award (September 30, 2004 Form 10-Q, Exhibit 10.4).

10.20 Form of Sempra Energy 1998 Long Term Incentive Plan Nonqualified Stock Option Agreement (September 30, 2004 Form 10-Q, Exhibit 10.5).

10.21 Form of Sempra Energy 1998 Non-Employee Directors' Stock Plan Nonqualified Stock Option Agreement (September 30, 2004 10-Q, Exhibit 10.6).

10.22 Sempra Energy Supplemental Executive Retirement Plan (September 30, 2004 Form 10-Q, Exhibit 10.7).

10.23 Neal Schmale Restricted Stock Award Agreement (September 30, 2004 Form 10-Q, Exhibit 10.8).

10.24 Severance Pay Agreement between Sempra Energy and Donald E. Felsinger (September 30, 2004 Form 10-Q, Exhibit 10.9).

10.25 Severance Pay Agreement between Sempra Energy and Neal Schmale September 30, 2004 Form 10-Q, Exhibit 10.10).

10.26 Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Form 10-Q, Exhibit 10.11).

10.27 2003 Sempra Energy Executive Incentive Plan B. (2003 Form 10-K, Exhibit 10.10).

10.28 2003 Executive Incentive Plan (June 30, 2003 Form 10-Q, Exhibit 10.1).

10.29 Amended 1998 Long-Term Incentive Plan (June 30, 2003 Form 10-Q, Exhibit 10.2).

10.30 Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Form 10-K, Exhibit 10.09).

10.31 Amended Sempra Energy Retirement Plan for Directors (2002 Form 10-K, Exhibit 10.10).

10.32 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Form 10-Q, Exhibit 10.3).

10.33 Form of Sempra Energy Severance Pay Agreement for Executives (2001 Form 10-K, Exhibit 10.07).

10.34 Sempra Energy Executive Security Bonus Plan effective January 1, 2001 (2001 Form 10-K, Exhibit 10.08).

10.35 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (2000 Form 10-K, Exhibit 10.07).

10.36 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.1).

10.37 Sempra Energy 1998 Non-Employee Directors' Stock Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).

Financing

Enova Corporation and San Diego Gas & Electric

10.38 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development Bonds, dated as of October 1, 1997 (Enova Corporation 1997 Form 10-K, Exhibit 10.34).

10.39 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (Enova Corporation 1996 Form 10-K, Exhibit 10.31).

10.40 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development Bonds, dated as of November 1, 1996 (Enova Corporation 1996 Form 10-K, Exhibit 10.32).

10.41 Loan agreement with the City of San Diego in connection with the issuance of $92.9 million of Industrial Development Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 SDG&E Form 10-Q, Exhibit 10.2).

10.42 Loan agreement with the City of San Diego in connection with the issuance of $70.8 million of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q, Exhibit 10.3).

10.43 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K, Exhibit 10.5).

10.44 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996 (Enova Corporation 1996 Form 10-K, Exhibit 10.41).

10.45 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds, dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q, Exhibit 10.1).

10.46 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds (1991 SDG&E Form 10-K, Exhibit 10.11).

10.47 Loan agreement with the City of Chula Vista in connection with the issuance of $251.3 million of Industrial Revenue Refunding Bonds, dated as of June 1, 2004 (2004 Sempra Energy Form 10-K, Exhibit 10.43).

Natural Gas Transportation

Enova Corporation and San Diego Gas & Electric

10.48 Amendment to Firm Transportation Service Agreement, dated December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K, Exhibit 10.58).

10.49 Firm Transportation Service Agreement, dated December 31, 1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K, Exhibit 10.7).

10.50 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company (succeeded by TransCanada Pipelines - GTN Systems) and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K, Exhibit 10.60).

Nuclear

Enova Corporation and San Diego Gas & Electric

10.51 Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.52 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.51 above)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.53 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.51 above)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.54 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.51 above)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.55 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.51 above)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.56 Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generation Station (see Exhibit 10.51 above)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.57 Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.51 above)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.58 Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.51 above) (2003 Form 10-K, Exhibit 10.42).

10.59 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.60 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.59 above)(1996 Form 10-K, Exhibit 10.62).

10.61 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.59 above)(1996 Form 10-K, Exhibit 10.63).

10.62 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.59 above)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.63 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.59 above)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.64 Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.59 above)(2003 Form 10-K, Exhibit 10.48).

10.65 Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E Form 10-K, Exhibit 10.6).

10.66 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

Exhibit 12 -- Statement re: Computation of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 2005 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries

21.01 Schedule of Significant Subsidiaries at December 31, 2005.

Exhibit 23 -- Consent of Independent Registered Public Accounting Firm and Report on Schedules, page 32.

Exhibit 31 -- Section 302 Certifications

31.1 Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

GLOSSARY	Back to Contents

AEG	Atlantic Electric & Gas

AEP	American Electric Power

AFUDC	Allowance for Funds Used During Construction

ALJ	Administrative Law Judge

APBO	Accounting Principles Board Opinion

ARB	Accounting Research Bulletin

BCAP	Biennial Cost Allocation Proceeding

bcf	Billion Cubic Feet (of natural gas)

California Utilities	Southern California Gas Company and San Diego Gas & Electric

Calpine	Calpine Corporation

CEC	California Energy Commission

CEMA	Catastrophic Event Memorandum Account

CFE	Comisión Federal de Electricidad

Coleto Creek	Coleto Creek Coal Plant

CPI	Consumer Price Index

CPUC	California Public Utilities Commission

CURMD	California Utilities' Risk Management Department

DOE	Department of Energy

DSM	Demand Side Management

DWR	Department of Water Resources

Edison	Southern California Edison Company

EITF	Emerging Issues Task Force

El Paso	El Paso Natural Gas Company

Elk Hills	Elk Hills Power

EMFs	Electric and Magnetic Fields

EPS	Earnings per Share

ERMG	Energy Risk Management Group

ERMOC	Energy Risk Management Oversight Committee

ESOP	Employee Stock Ownership Plan

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN	FASB Interpretation Number

FSP	FASB Staff Position

GAAP	Generally Accepted Accounting Principles

GCIM	Gas Cost Incentive Mechanism

GIR	Gas Industry Restructuring

ICWUC	International Chemical Workers' Union Council

IOUs	Investor-Owned Utilities

IRS	Internal Revenue Service

ISFSI	Independent Spent Fuel Storage Installation

ISO	Independent System Operator

Kern River	Kern River Gas Transmission Company

KMP	Kinder Morgan Energy Partners, L.P.

Liberty	Liberty Gas Storage

LIBOR	London Interbank Offered Rate

LIFO	Last In First Out inventory costing method

LNG	Liquefied Natural Gas

Luz del Sur	Luz del Sur S.A.A.

mmbtu	Million British Thermal Units(of natural gas)

MSCI	Morgan Stanley Capital International

MW	Megawatt

NRC	Nuclear Regulatory Commission

OIR	Order Instituting Ratemaking

OMPPA	Otay Mesa Power Purchase Agreement

OTC	Over-the-counter

Overthrust	Overthrust Pipeline Company

PBR	Performance-Based Ratemaking/Regulation

PE	Pacific Enterprises

PG&E	Pacific Gas and Electric Company

PGE	Portland General Electric Company

PIER	Public Interest Energy Research

PRP	Potentially Responsible Party

PSEG	Public Service Enterprise Group

PX	Power Exchange

QF	Qualifying Facility

QUIPS	Quarterly Income Preferred Securities

RD&D	Research, Development and Demonstration

Rockies Express	Rockies Express Pipeline LLC

ROE	Return on Equity

SDG&E	San Diego Gas & Electric Company

SFAS	Statement of Financial Accounting Standards

SoCalGas	Southern California Gas Company

SONGS	San Onofre Nuclear Generating Station

TDM	Termoeléctrica de Mexicali

Topaz	Topaz Power Partners

Transwestern	Transwestern Pipeline Company

Trust	ESOP Trust

Twin Oaks	Twin Oaks Power Plant

UWUA	Utility Workers' Union of America

VaR	Value at Risk

VIE	Variable Interest Entity