Form 10-Q
period 2006-03-31
SEMPRA ENERGY
filed 2006-05-02
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2006

Commission file number	1-14201

SEMPRA ENERGY

(Exact name of registrant as specified in its charter)
California	33-0732627

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on April 30, 2006:			259,084,136

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,

(Dollars in millions, except per share amounts)	2006	2005

	(unaudited)
OPERATING REVENUES
California utilities	$2,128	$1,827
Sempra Global and parent	1,221	828

Total operating revenues	3,349	2,655

OPERATING EXPENSES
California utilities:
Cost of natural gas	1,130	913
Cost of electric fuel and purchased power	210	145
Other cost of sales	679	560
Litigation expense	33	8
Other operating expenses	643	528
Depreciation and amortization	159	158
Franchise fees and other taxes	77	68
Impairment losses	2	1

Total operating expenses	2,933	2,381

Operating income	416	274
Other income, net (Note 3)	4	10
Interest income	14	10
Interest expense	(96)	(74)
Preferred dividends of subsidiaries	(2)	(2)

Income from continuing operations before income taxes and
equity in earnings of certain unconsolidated subsidiaries	336	218
Income tax expense	110	7
Equity in earnings of certain unconsolidated subsidiaries	10	10

Income from continuing operations	236	221
Discontinued operations, net of income tax (Note 4)	19	2

Net income	$255	$223

Basic earnings per share:
Income from continuing operations	$0.93	$0.95
Discontinued operations, net of tax	0.07	0.01

Net income	$1.00	$0.96

Weighted-average number of shares outstanding (thousands)	254,257	232,939

Diluted earnings per share:
Income from continuing operations	$0.91	$0.91
Discontinued operations, net of tax	0.07	0.01

Net income	$0.98	$0.92

Weighted-average number of shares outstanding (thousands)	259,251	241,105

Dividends declared per share of common stock	$0.30	$0.29

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$650	$770
Short-term investments	4	12
Trade accounts receivable, net	945	974
Other accounts and notes receivable, net	146	169
Due from unconsolidated affiliates	8	3
Deferred income taxes	173	134
Interest receivable	32	29
Trading-related receivables and deposits, net	2,809	3,370
Derivative trading instruments	4,265	4,502
Commodities owned	2,106	2,498
Regulatory assets	249	255
Inventories	98	206
Other	212	285

Current assets of continuing operations	11,697	13,207
Current assets of discontinued operations	391	454

Total current assets	12,088	13,661

Investments and other assets:
Due from unconsolidated affiliates	21	21
Regulatory assets arising from fixed-price contracts and other derivatives	389	398
Other regulatory assets	711	713
Nuclear decommissioning trusts	654	638
Investments	1,201	1,102
Sundry	817	802

Total investments and other assets	3,793	3,674

Property, plant and equipment:
Property, plant and equipment	17,676	17,292
Less accumulated depreciation and amortization	(5,507)	(5,411)

Property, plant and equipment, net	12,169	11,881

Total assets	$28,050	$29,216

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$673	$1,043
Accounts payable - trade	883	1,256
Accounts payable - other	106	140
Income taxes payable	195	69
Trading-related payables	3,297	4,127
Derivative trading instruments	3,210	3,246
Commodities sold with agreement to repurchase	432	634
Dividends and interest payable	151	140
Regulatory balancing accounts, net	406	192
Fixed-price contracts and other derivatives	126	130
Current portion of long-term debt	89	98
Other	1,005	1,012

Current liabilities of continuing operations	10,573	12,087
Current liabilities of discontinued operations	143	131

Total current liabilities	10,716	12,218

Long-term debt	4,778	4,815

Deferred credits and other liabilities:
Due to unconsolidated affiliate	162	162
Customer advances for construction	116	110
Postretirement benefits other than pensions	119	121
Deferred income taxes	223	219
Deferred investment tax credits	71	73
Regulatory liabilities arising from removal obligations	2,343	2,313
Asset retirement obligations	972	958
Other regulatory liabilities	206	200
Fixed-price contracts and other derivatives	398	400
Deferred credits and other	1,284	1,288

Total deferred credits and other liabilities	5,894	5,844

Preferred stock of subsidiaries	179	179

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized;	3,093	2,958
259 million and 257 million shares outstanding at
March 31, 2006 and December 31, 2005, respectively)
Retained earnings	3,765	3,588
Deferred compensation	(27)	(28)
Accumulated other comprehensive income (loss)	(348)	(358)

Total shareholders' equity	6,483	6,160

Total liabilities and shareholders' equity	$28,050	$29,216

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$255	$223
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	159	161
Deferred income taxes and investment tax credits	(43)	(68)
Accretion of interest	7	--
Other	23	3
Net changes in other working capital components	384	394
Changes in other assets	64	2
Changes in other liabilities	6	(3)

Net cash provided by operating activities	855	712

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(420)	(269)
Proceeds from sale of assets	24	11
Investments in subsidiaries	(103)	(1)
Purchases of nuclear decommissioning and other trust assets	(122)	(84)
Proceeds from sales by nuclear decommissioning and other trusts	116	88
Dividends received from unconsolidated affiliates	--	2
Other	(1)	14

Net cash used in investing activities	(506)	(239)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(65)	(50)
Issuance of common stock	17	90
Repurchases of common stock	(12)	(6)
Redemption of mandatorily redeemable preferred securities	--	(200)
Payments on long-term debt	(45)	(50)
Decrease in short-term debt, net	(366)	(64)
Other	2	(3)

Net cash used in financing activities	(469)	(283)

Increase (decrease) in cash and cash equivalents	(120)	190
Cash and cash equivalents, January 1	770	416

Cash and cash equivalents, March 31	$650	$606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$77	$73

Income tax payments, net of refunds	$19	$5

See notes to Consolidated Financial Statements.

NOTE 1. GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 holding company. Sempra Energy's principal subsidiaries are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas) (collectively referred to herein as the California Utilities) and Sempra Global, which is the holding company for Sempra Commodities, Sempra Pipelines & Storage, Sempra LNG, Sempra Generation and other, smaller businesses. The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its consolidated subsidiaries.

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

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the Annual Report).

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

The company follows the guidance of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The carrying amount of goodwill included in Sundry Assets on the Consolidated Balance Sheets was $171 million and $188 million as of March 31, 2006 and December 31, 2005, respectively.

The California Utilities account for the economic effects of regulation on utility operations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation.

Following are the changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, for the three months ended March 31, 2006 and 2005. FIN 47 was adopted prospectively on January 1, 2006.

(Dollars in millions)	2006		2005

Balance as of January 1	$977	*	$348	*
Accretion expense	16		6
Payments	(2)		(2)

Balance as of March 31	$991	*	$352	*

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

In accordance with FIN 47, the company has determined that the amount of asbestos-containing materials could not be determined and, therefore, no liability has been recognized for the related removal obligations. Since substantially all of the cost of removing such materials would be at the California Utilities, where the cost of removal is expected to be recovered in rates, the effect of not recognizing these liabilities is not material to the company's financial condition or results of operations.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the three months ended March 31:

			Other
	Pension Benefits		Postretirement Benefits

(Dollars in millions)	2006	2005	2006	2005

Service cost	$18	$14	$6	$7
Interest cost	39	39	12	14
Expected return on assets	(37)	(38)	(10)	(10)
Amortization of:
Prior service cost	2	3	(1)	(1)
Actuarial loss	3	3	2	2
Regulatory adjustment	(16)	(13)	1	1

Total net periodic benefit cost	$9	$8	$10	$13

The company expects to contribute $37 million to its pension plans and $36 million to its other postretirement benefit plans in 2006. For the three months ended March 31, 2006, $1 million and $12 million of contributions have been made to the pension and other postretirement benefit plans, respectively.

In accordance with FASB Staff Position 106-2, the net periodic postretirement benefit costs for the three months ended March 31, 2006 were reduced by $3 million, before regulatory adjustments, to reflect the expected subsidy as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

During the three months ended March 31, 2006, the amount of unpaid capital expenditures decreased by $66 million.

Certain prior period financial statement items have been reclassified to conform to current period presentation.

NOTE 2. NEW ACCOUNTING STANDARDS

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R):

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The company adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The company recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally four years. The company estimated the forfeiture rate for the first quarter of 2006 based on its historical experience.

Total share-based compensation expense, for all of the company's share-based awards recognized for the three months ended March 31, 2006, was comprised as follows (in millions, except per share data):

Share-based compensation expense, before income taxes	$ 14
Income tax benefit	(5)

Share-based compensation expense, net of income taxes	$ 9

Net share-based compensation expense, per common share
Basic	$ 0.04

Diluted	$ 0.03

Prior to the adoption of SFAS 123R, the company presented the tax benefit of share-based payment awards as operating cash flows. Under FAS 123R, tax benefits resulting from tax deductions in excess of the grant date fair values are classified both as financing cash inflows and as operating cash outflows.

Sempra Energy has share-based compensation plans intended to align employee and shareholder objectives related to the long-term growth of the company. The plans permit a wide variety of share-based awards, including nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments and dividend equivalents.

The company currently has the following types of equity awards outstanding:

  Non-qualified Stock Options: Options have an exercise price equal to the market price of the common stock at the date of grant; are service-based, with vesting over a four-year period (subject to earlier forfeiture upon termination of employment or accelerated vesting upon a change in control or in accordance with certain employment agreements); and expire 10 years from the date of grant, subject to earlier expiration upon termination of employment.
  Non-qualified Stock Options with Dividend Equivalents: Granted only to Pacific Enterprises' employees through March 1998, these options include dividend equivalents which are paid upon the exercise of an otherwise in-the-money option.
  Performance-based Restricted Stock: Stock is cliff-vested at the end of a four-year period if specified goals related to the market price of Sempra Energy common stock are satisfied (subject to earlier forfeiture upon termination of employment and accelerated vesting upon a change in control or in accordance with certain employment agreements). Holders of restricted stock have full voting rights. They also have full dividend rights, except for senior officers, whose dividends are reinvested to purchase additional shares that become subject to the same performance-based vesting conditions as the restricted stock to which they relate.

As of March 31, 2006, 18,065,968 shares were authorized and available for future grants of share-based awards. In addition, on January 1 of each year, additional shares equal to 1.5 percent of the outstanding shares of Sempra Energy common stock become available for grant. The company has a policy of issuing new shares to satisfy share-based awards.

The company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of each non-qualified stock option grant. The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company's stock price. In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The weighted average fair value for options granted during the three months ended March 31, 2006 was $10.78 per share using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

Three months ended March 31, 2006

Stock price volatility	23%
Risk-free rate of return	4.3%
Annual dividend yield	2.5%
Expected life	6.25 Years

A summary of the non-qualified stock options as of March 31, 2006 and activity during the three months then ended follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2005	9,895,711	$ 25.92
Granted	738,100	$ 46.14
Exercised	(485,865)	$ 23.43
Forfeited/cancelled	(7,875)	$ 33.51

Outstanding at March 31, 2006	10,140,071	$ 27.51	6.1	$ 192

Vested and unvested expected to vest,
at March 31, 2006	9,926,225	$ 27.40	6.0	$ 189
Exercisable at March 31, 2006	7,852,846	$ 24.88	5.3	$ 169

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between the company's closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the market value of the company's stock. The total intrinsic value of options exercised for the three month periods ended March 31, 2006 and 2005 was $12 million and $37 million, respectively.

As of March 31, 2006, $9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.13 years.

Cash received from option exercises for the first three months ended March 31, 2006 was $11 million. The tax benefit realized for the additional tax deduction from share-based payment awards totaled $5 million for the three months ended March 31, 2006.

The company's method of valuation for restricted stock awards is a lattice model. The valuation discount used to estimate post-vesting restrictions on restricted stock awards granted for the three months ended March 31, 2006 was 32%. A summary of the company's restricted stock awards as of March 31, 2006 and the activity during the three months then ended are presented below.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	3,614,858	$ 44.41
Granted	916,800	$ 46.14
Vested	(538,667)	$ 40.79
Forfeited	(14,000)	$ 44.93

Nonvested at March 31, 2006	3,978,991	$ 44.83

As of March 31, 2006, $73 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.65 years. The total fair value of shares vested during the three month periods ended March 31, 2006 and 2005 was $27 million and $8 million, respectively.

Prior to the adoption of SFAS 123R, the company recognized share-based compensation expense in accordance with APBO 25 whereby it would only have recorded compensation expense if it had granted options at a discount, which it did not do, and for certain pre-2002 stock option grants that included dividend equivalents. The company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of 2005, had the company applied the fair value recognition provisions of SFAS 123:

(Dollars in millions, except per share amounts)

Net income as reported	$223
Stock-based employee compensation expense reported in net income, net of tax	7
Total stock-based employee compensation under fair-value method for all awards, net of tax	(8)

Pro forma net income	$222

Earnings per share:
Basic - as reported	$0.96

Basic - pro forma	$0.95

Diluted - as reported	$0.92

Diluted - pro forma	$0.92

The pro forma effects of estimated share-based compensation expense for stock options on net income and earnings per common share for the three months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes model based on the following assumptions (annualized percentages):

Stock price volatility	25%
Risk-free rate of return	3.9%
Annual dividend yield	2.8%
Expected life	6 Years

The Black-Scholes model weighted average estimated fair value of stock options granted during the three months ended March 31, 2005 was $8.11 per share. The weighted average grant-date fair value for restricted stock granted during the three months ended March 31, 2005 was $36.33 per share.

SFAS 154, "Accounting Changes and Error Corrections, a replacement of APBO 20 and FASB Statement No. 3" (SFAS 154): This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

SFAS 155, "Accounting for Certain Hybrid Instruments" (SFAS 155): In February 2006, the FASB issued SFAS 155, an amendment of FASB Statements No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The company is currently evaluating the impact SFAS 155 will have on its consolidated financial statements, but does not expect that the impact will be material.

SFAS 156, "Accounting for Servicing of Financial Assets" (SFAS 156): In March 2006, the FASB issued SFAS 156, an amendment to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The company will adopt this statement on January 1, 2007 but does not expect that this statement will have a material effect on its consolidated financial statements.

NOTE 3. OTHER FINANCIAL DATA

Committed Lines of Credit

At March 31, 2006 and December 31, 2005, the company had available $5.1 billion and $4.7 billion, respectively, in unused, committed lines of credit to provide liquidity and support commercial paper (the major components of which are detailed below). As of March 31, 2006 and December 31, 2005, $19 million and $22 million, respectively, of the lines supported variable-rate debt.

Sempra Global has a $2.5 billion five-year syndicated revolving credit facility expiring in 2010 and a $750 million three-year syndicated revolving credit facility expiring in 2008. At March 31, 2006 and December 31, 2005, Sempra Global had letters of credit of $88 million and $166 million, respectively, outstanding under the facility. The facility also provided support for $326 million and $673 million of commercial paper outstanding at March 31, 2006 and December 31, 2005, respectively.

Sempra Commodities has a five-year syndicated revolving credit facility providing up to $1.72 billion of extensions of credit (consisting of borrowings, letters of credit and other credit support accommodations) to Sempra Commodities and certain of its affiliates. The facility expires in 2010. Letters of credit of $914 million and $838 million were outstanding under the facility at March 31, 2006 and December 31, 2005, respectively.

Sempra LNG has a $1.25 billion five-year syndicated revolving credit facility that expires in 2009. The facility also provides for the issuance of letters of credit not exceeding $200 million outstanding at any one time. Sempra LNG had $200 million of outstanding borrowings and $185 million of outstanding letters of credit under this facility at both March 31, 2006 and December 31, 2005.

The California Utilities have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to the combined borrowing limit for both utilities of $600 million. At March 31, 2006 and December 31, 2005, the California Utilities had no amounts outstanding under this facility. The facility provided support for $61 million and $88 million of commercial paper outstanding at March 31, 2006 and December 31, 2005, respectively.

Additional information concerning these credit facilities is provided in the Annual Report.

Uncommitted Lines of Credit

At March 31, 2006 and December 31, 2005, Sempra Commodities had $807 million and $457 million, respectively, in various uncommitted lines of credit that are guaranteed by Sempra Energy and bear interest at rates varying with market rates and Sempra Energy's credit rating. At March 31, 2006 and December 31, 2005, Sempra Commodities had $384 million and $343 million, respectively, of letters of credit and no short-term borrowings outstanding against these lines.

Other Short-term Debt

In addition to the lines of credit and commercial paper, Sempra Energy had $86 million and $82 million of other short-term debt outstanding at March 31, 2006 and December 31, 2005, respectively. The company's weighted average interest rates on the total short-term debt outstanding were 4.99% and 4.54% at March 31, 2006 and December 31, 2005, respectively.

Earnings per Share (EPS)

The following tables provide the per share computations of income from continuing operations.

	Three months ended March 31, 2006			Three months ended March 31, 2005

	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts	Income (millions) (numerator)	Shares (thousands) (denominator)		Per Share Amounts

Basic EPS:
Income from continuing
operations	$236	254,257	$0.93	$221	232,939		$0.95

Effect of dilutive
securities:
Stock options and
restricted stock awards	--	4,994		--	4,083	*
Equity Units	--	--		--	4,083	*

Diluted EPS:
Income from continuing
operations	$236	259,251	$0.91	$221	241,105		$0.91

* That these amounts are the same is coincidental.

In March and May 2005, respectively, 1,282,390 and 18,373,609 shares of common stock were issued in settlement of the contracts to purchase the company's common stock for $600 million in connection with the Equity Units. Additional information regarding the Equity Units is provided in Note 12 of the notes to Consolidated Financial Statements in the Annual Report.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

Net income	$255	$223

Foreign currency adjustments	(12)	(15)

Financial instruments*	21	8

Available-for-sale securities**	1	(2)

Comprehensive income	$265	$214

* Net of income tax expense of $12 million and $2 million for the three months ended March 31, 2006 and 2005, respectively.

** Net of income tax expense of $1 million and income tax benefit of $1 million for the three months ended March 31, 2006 and 2005, respectively.

Available-for-Sale Securities

Sempra Commodities had $10 million and $5 million of available-for-sale securities included in Investments at March 31, 2006 and December 31, 2005, respectively. Additionally, Sempra Commodities recorded $6 million and $1 million in purchases and $0 million and $6 million of sales of available-for-sale securities for the three months ended March 31, 2006 and 2005, respectively. The cost basis of the sales was determined by the specific identification method and gains of $0 million and $2 million, net of income tax, were realized as a result of the sales for the three months ended March 31, 2006 and 2005, respectively. There was $1 million and $0 million in unrealized gains, net of income tax, in Accumulated Other Comprehensive Income (Loss) at March 31, 2006 and December 31, 2005, respectively, related to these securities. Securities of $20 million and $12 million were classified as trading securities at March 31, 2006 and December 31, 2005, respectively. Sempra Commodities recorded $11 million of gains related to trading securities, including $9 million from sales, $1 million from the transfer of available-for-sale securities and $1 million unrealized related to securities held at March 31, 2006.

Investments in Unconsolidated Subsidiaries

In April 2006, Sempra Generation and Riverstone Holdings announced their agreement to sell the jointly owned 632-megawatt (MW) Coleto Creek Power plant (Coleto Creek) for $1.14 billion in cash. This sale is expected to close in the third quarter of 2006 and contribute $225 million to net income in 2006.

Capitalized Interest

The company recorded $14 million and $5 million of capitalized interest for the three months ended March 31, 2006 and 2005, respectively, including the portion of allowance for funds used during construction related to debt.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

Equity in earnings of unconsolidated subsidiaries	$(4)	$1
Allowance for equity funds used during construction	4	3
Regulatory interest, net	(3)	(4)
Sundry, net	7	10

Total	$4	$10

NOTE 4. DISCONTINUED OPERATIONS

In January 2006, Sempra Generation announced an agreement to sell its 305-MW, coal-fired Twin Oaks Power plant (Twin Oaks) in Texas for $480 million in cash. The sale includes the buyers' assumption of certain contracts. The sale, which was completed in April 2006, is pursuant to Sempra Energy's announced plans to sell or refinance its Texas-based power plants due to the increased market valuation of coal-fired power plants in Texas, as discussed in Note 2 of the Annual Report.

In March 2006, Sempra Generation announced the pending sale (expected to be concluded in the second quarter of 2006) of its Facilities Management business, which manages building heating and cooling facilities, and the pending sale (which closed in April 2006) of Energy Services, which provides energy-saving facilities.

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these three operations have been reflected as discontinued operations for all periods presented in Sempra Energy's Statements of Consolidated Income and Consolidated Balance Sheets.

In the first quarter of 2004, Sempra Energy's board of directors approved management's plan to dispose of its interest in Atlantic Electric & Gas Limited (AEG), which marketed power and natural gas commodities to commercial and residential customers in the United Kingdom. This disposal is recorded as a discontinued operation in Sempra Energy's Statements of Consolidated Income and Consolidated Balance Sheets. In April 2004, AEG went into administrative receivership and substantially all of the assets were sold. This transaction resulted in an after-tax 2004 loss of $2 million. Activities related to the disposal are continuing.

Included within the net income from discontinued operations are operating results, summarized below:

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	AEG	Total

Three months ended March 31, 2006:
Operating revenues	$19	$28	$--	$47

Gain on disposal, before income tax benefit	$--	$--	$--	$--
Income tax benefit *	--	(16)	--	(16)

	--	16	--	16

Income from operations, before income
tax expense	1	4	--	5
Income tax expense	--	2	--	2

	1	2	--	3

Total	$1	$18	$--	$19

Three months ended March 31, 2005:
Operating revenues	$20	$22	$--	$42

Income (loss) from operations, before
income tax expense (benefit)	$5	$(2)	$--	$3
Income tax expense (benefit)	2	(1)	--	1

	3	(1)	--	2

Total	$3	$(1)	$--	$2

* Consists of an income tax benefit related to the excess of income tax basis of this business over the basis for financial statement purposes, which is being recognized in accordance with SFAS 109, Accounting for Income Taxes.

Balance sheet data, excluding intercompany balances (which are significant) eliminated in consolidation, are summarized below:

	March 31,	December 31,
(Dollars in millions)	2006	2005

Current assets of discontinued operations:
Twin Oaks	$153	$240
Energy Services and Facilities Management	190	164
AEG	48	50

	$391	$454

Current liabilities of discontinued operations:
Twin Oaks	$41	$43
Energy Services and Facilities Management	93	78
AEG	9	10

	$143	$131

NOTE 5. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These are described in Note 5 of the notes to Consolidated Financial Statements in the Annual Report.

Commodity Fair Value Hedges

For commodity derivative instruments designated as fair value hedges, the company recognized net unrealized ineffectiveness losses of $61 million and $2 million, which includes time value exclusions of $91 million and $59 million, for the three months ended March 31, 2006 and 2005, respectively. The ineffectiveness losses related to hedges of commodity inventory is included in Operating Revenues from Sempra Global and Parent in the Statements of Consolidated Income.

Cash Flow Hedges

Interest-Rate Swaps

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing after 2033 for fixed rates. The swaps expire in 2009. In the third quarter of 2005, Sempra Pipelines & Storage entered into derivative transactions to hedge future interest payments associated with forecasted borrowings on debt for facilities related to Sempra LNG's Energía Costa Azul project. The swaps expire in 2027. For the three months ended March 31, 2006 and 2005, pre-tax income arising from the ineffective portion of the interest-rate cash flow hedges included $3 million and $4 million, respectively, recorded in Other Income, Net on the Statements of Consolidated Income. The effect of the interest-rate cash flow hedges on other comprehensive income was $10 million and $1 million for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the balance in Accumulated Other Comprehensive Income (Loss) related to interest-rate cash flow hedges was $14 million.

Other Cash Flow Hedges

For other derivative instruments designated as cash flow hedges, the company recognized net unrealized ineffectiveness losses of $10 million and $1 million for the three months ended March 31, 2006 and 2005, respectively. The net ineffectiveness losses are primarily associated with hedges of natural gas purchases and sales related to transportation and storage capacity arrangements. Losses are included in Operating Revenues from Sempra Global and Parent in the Statements of Consolidated Income.

The balances in Accumulated Other Comprehensive Income (Loss) at March 31, 2006 and December 31, 2005 related to all cash flow hedges were losses of $36 million and $57 million, respectively. The company expects that $21 million of the losses, which is net of income tax that is currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges, will be reclassified against earnings during the next twelve months as the hedged items affect earnings.

Energy commodity inventory is recorded at the lower of cost or market and metals inventories are recorded at fair value.

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities, approximate the following:

	March 31,	December 31,
(Dollars in millions)	2006	2005

TRADING ASSETS

Trading-related receivables and deposits, net:
Due from trading counterparties	$2,648	$3,300
Due from commodity clearing organizations and clearing brokers	161	70

	2,809	3,370

Derivative trading instruments:
Unrealized gains on swaps and forwards	2,620	2,554
Over-the-counter (OTC) commodity options purchased	1,645	1,948

	4,265	4,502

Commodities owned	2,106	2,498

Total trading assets	$9,180	$10,370

TRADING LIABILITIES

Trading-related payables	$3,297	$4,127

Derivative trading instruments sold, not yet purchased:
Unrealized losses on swaps and forwards	2,689	2,560
OTC commodity options written	521	686

	3,210	3,246

Commodities sold with agreement to repurchase	432	634

Total trading liabilities	$6,939	$8,007

The average fair values during the three months ended March 31, 2006 for trading assets and liabilities approximate $9.8 billion and $7.5 billion, respectively. For the three months ended March 31, 2005, the amounts were $6.6 billion and $5.3 billion, respectively.

Sempra Commodities' credit risk from physical and financial instruments as of March 31, 2006 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with its retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $2.1 billion and $2.3 billion at March 31, 2006 and December 31, 2005, respectively.

	March 31,	December 31,
(Dollars in millions)	2006	2005

Counterparty credit quality*
Commodity exchanges	$161	$70
AAA	15	6
AA	279	440
A	736	1,072
BBB	1,119	1,142
Below investment grade or not rated	824	815

Total	$3,134	$3,545

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

NOTE 6. CALIFORNIA UTILITIES' REGULATORY MATTERS

SAN ONOFRE NUCLEAR GENERATING STATION (SONGS)

On May 5, 2005, the California Public Utilities Commission (CPUC) granted SDG&E a rehearing to resolve what SDG&E has contended was a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of SONGS. Any adjustment would be retroactive to January 1, 2004. A draft decision was issued in March 2006 that would grant an increase of $5 million for each of 2004 and 2005. SDG&E filed comments in April 2006 pointing out several errors in the draft, the correction of which would increase the $5 million to $9 million. Final resolution is expected by the end of the second quarter of 2006.

In 2004 Southern California Edison Company (Edison), the operator of SONGS, applied for CPUC approval to replace the steam generators at SONGS, stating that the work needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $680 million (in 2004 dollars). As provided for in the SONGS Operating Agreement, SDG&E initially elected not to participate in the steam generator replacement project.

However, SDG&E and Edison have since reached a settlement agreement, whereby SDG&E would participate in the steam generator replacement project and retain its 20% ownership share of SONGS. In April 2006, SDG&E filed an application with the CPUC requesting: that SDG&E be allowed to participate in the replacement project, rate recovery of the cost of the project, full cost recovery via balancing account treatment of SDG&E's SONGS-related operating and maintenance costs, and an increased return on equity (11.6%) for SONGS-related capital costs. A CPUC decision on SDG&E's application is expected by the end of 2006.

SDG&E's ELECTRIC RESOURCES

On March 30, 2006, control and ownership of the 550-megawatt Palomar generating plant was transferred from Sempra Generation, which built the plant, to SDG&E. The CPUC has approved the revenue requirement for the plant as proposed by SDG&E.

SDG&E and Calpine Corp. (Calpine) are continuing discussions for SDG&E's possible purchase of the Otay Mesa power plant. If SDG&E determines that the plant's construction can be completed at a cost that is reasonable and can be recovered in rates, it will seek to reach agreement with Calpine for SDG&E's purchase of the plant and would proceed to complete the plant's construction, by as early as the summer of 2008.

SDG&E has proposed the construction of the Sunrise Powerlink, a 500-kV transmission line between the San Diego region and the Imperial Valley that is estimated to cost $1 billion to $1.4 billion and to deliver 1,000 MW by 2010. The purpose of the project is to enhance reliability, provide access to renewable resources and lower the cost of certain delivered energy. SDG&E and the Imperial Irrigation District (IID) have entered into a Memorandum of Agreement (MOA) to build the project jointly. SDG&E's share of the project is estimated to be between $700 million and $1.1 billion. In March 2006, SDG&E announced details of the transmission line's proposed route and will continue its outreach efforts to obtain public support for the project and its proposed route. SDG&E will file an update on the project in July 2006 covering, among other things, the MOA, a detailed environmental assessment and updated benefits of the project. SDG&E's objective is to have a CPUC decision by the third quarter of 2007.

2004 REASONABLENESS REVIEW

In April 2006, the CPUC issued a decision finding that SDG&E's administration of power purchase agreements and procurement of least-cost dispatch power activities were reasonable and prudent during the period October 1, 2003 through December 31, 2004, and that SDG&E's procurement-related revenue and expenses during that period were reasonable and prudent.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In November 2004, the CPUC initiated the independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of the California Utilities. The final audit report covering years 1997 through 2003 was made available on February 28, 2006. The scope of the audit is broader than the annual affiliate audit. The results of the audit are being reviewed by the CPUC and a hearing is scheduled for August 2006.

The annual affiliate audit reports of the California Utilities' transactions with other Sempra Energy affiliates covering calendar year 2004 were also submitted in the Affiliate Order Instituting Investigation proceeding and all affiliate-related issues in both proceedings will be coordinated and the remaining issues in the Border Price Investigation are stayed. Additional information regarding the Border Price Investigation is provided in Note 7 herein. The 2005 annual audit report was filed with the CPUC in April 2006.

CPUC RULEMAKING REGARDING ENERGY UTILITIES, THEIR HOLDING COMPANIES AND NON-REGULATED AFFILIATES

In April 2006, the CPUC issued a draft decision to amend the scope and schedule of the CPUC's October 2005 Holding Company Order Instituting Rulemaking. The draft decision, if adopted by the CPUC, sets forth proposed affiliate transaction rule changes that would be subject to a comment process beginning in late May 2006. Among other changes, the proposed affiliate transaction rule modifications would apply the affiliate transaction rules to the parent company, further limit shared services for corporate support (specifying financial planning, regulatory affairs, legal and risk management activities), prohibit utility procurement from affiliates without prior CPUC approval, and increase the public disclosure requirements and the CPUC's access to information regarding various matters. After consideration of the filed comments, the CPUC would issue another draft decision for additional comments and oral argument, with the final decision tentatively scheduled for the third quarter of 2006. The draft decision is currently on the agenda for the CPUC's May 11, 2006, business meeting.

ADVANCED METERING INFRASTRUCTURE

In March 2005, SDG&E submitted proposals to the CPUC for installing advanced meters with integrated two-way communications functionality. This $450 million advanced metering infrastructure has several features that would encourage customers to conserve electricity and shift usage away from time periods of high prices or capacity constraints, and would also result in various operational efficiency improvements. The proposal calls for the replacement of SDG&E's 1.4 million electric customer meters with smart meters and would include SDG&E's 900,000 natural gas meters. It includes installation of a communications network, information systems and system integration. CPUC hearings are planned for July 2006 and a CPUC decision is expected by the end of 2006. If the program is approved as proposed by the CPUC in 2006, meter installations are expected to commence in mid-2008 and be completed by 2010.

GAIN ON SALE RULEMAKING

A CPUC rulemaking was issued in September 2004 to standardize the treatment of gains on sales of utility property. This rulemaking may result in the adoption of a general ratemaking policy for allocation between utility shareholders and ratepayers of any gain or loss on sale of utility property. The CPUC will consider adopting a standard percentage allocation, rather than resolving such allocations on a case-by-case basis, as is now its practice. In unusual circumstances the CPUC would be able to depart from the standard allocation to be adopted. The CPUC intends to apply this standard percentage to sales of both depreciable and non-depreciable property. Among other things, the rulemaking states that the new policy would replace the CPUC's current policy of allocating to shareholders all gains or losses on the sale of utility plant to a municipality. Two draft decisions have been issued, with differing allocations of gains and losses. The matter is expected to be addressed by the CPUC in the second quarter of 2006.

COST OF CAPITAL

SDG&E has filed a motion with the CPUC to extend to 2007 its option to file a request to adjust its existing cost of capital decision.

NATURAL GAS INDUSTRY RESTRUCTURING

In April 2006, the CPUC voted to approve the California Utilities' proposal to combine the natural gas transmission costs for both companies, so that their customers will pay the same rate for delivering natural gas at any receipt point once re-gasified liquefied natural gas (LNG) deliveries begin at the Otay Mesa interconnection.

NOTE 7. CONTINGENCIES

LITIGATION

At March 31, 2006, the company's reserves for litigation matters were $781 million, primarily reserves of $590 million related to the agreements reached in January 2006, subject to court approval, to settle certain litigation arising out of the 2000 - 2001 California energy crisis. The reserves also include $73 million related to the contract under which Sempra Generation sells electricity to the DWR, $25 million of which was recorded in the first quarter of 2006 as a result of the April 2006 arbitration decision regarding the contract. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Settlement Agreements

The litigation that is the subject of the January 2006 settlement agreements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge litigation, consisting of class-action and individual antitrust and unfair competition lawsuits consolidated in San Diego Superior Court, alleged that Sempra Energy and the California Utilities, along with El Paso Natural Gas Company and several of its affiliates, unlawfully sought to control natural gas and electricity markets and claimed damages of $23 billion after applicable trebling. A second settlement agreement relates to class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court and involved virtually identical allegations to those in the Continental Forge litigation.

To settle the California and Nevada litigation, the company would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the California Utilities, subject to CPUC approval, re-gasified liquefied natural gas from its liquefied natural gas terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The California Utilities also would seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the Department of Water Resources (DWR). The price reductions would be reduced by any amounts in excess of $150 million that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

The California settlement is subject to the approval of the San Diego Superior Court, which has preliminarily approved the settlement, and notice of the settlement has been provided to the plaintiff class. The Los Angeles City Council has not yet voted to approve the City of Los Angeles's participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the California Utilities. If the City of Los Angeles decides not to participate, the company may, at its option, either proceed with the settlement of the class action and other individual cases or terminate the entire agreement. The California Attorney General, the DWR, the California Energy Oversight Board, Edison, Pacific Gas & Electric Company and various other parties have filed objections to the settlement based, among other things, on their concerns that the releases in the settlement may encompass other proceedings against Sempra Energy and its subsidiaries to which they are parties. A hearing on the final approval of the Continental Forge settlement is scheduled for June 8, 2006. The Nevada settlement is subject to approval by the Nevada Clark County District Court, which has not yet approved notice to the class or scheduled a final approval hearing. Both the California and Nevada settlements must be approved for either settlement to take effect, but the company is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective. The company expects both settlements to be approved.

Additional details are provided in Note 15 of the notes to Consolidated Financial Statements in the Annual Report.

DWR Contract

The DWR commenced an arbitration proceeding in February 2004 against Sempra Generation with respect to the contract under which Sempra Generation sells electricity to the DWR. Among other things, the DWR disputed a portion of Sempra Generation's billings and its manner of delivering electricity. The DWR also sought rescission of the contract, which expires by its terms in 2011.

On April 20, 2006, the arbitration panel issued its decision. The panel refused to rescind the contract and ruled against the DWR on its most significant claims. However, the panel ruled in favor of the DWR on several contractual issues, including disallowing Sempra Generation's pass through in billings to the DWR of certain amounts for fuel taxes, electricity transmission losses and gas transportation charges. Sempra Generation's previously established reserves provide for a significant portion of these amounts applicable to deliveries through March 31, 2006. Sempra Generation recorded an additional after-tax charge of $15 million in the first quarter of 2006 to provide for the excess of these amounts over the prior reserve of $48 million. The arbitration panel's ruling is final and binding upon both the DWR and Sempra Generation with respect to the issues that were the subject of the arbitration.

In February 2006, the DWR commenced another arbitration proceeding against Sempra Generation relating to the manner in which Sempra Generation schedules its Mexicali plant. As relief, the DWR seeks $100 million in damages and an order terminating the contract. In addition, a number of parties, including the California Energy Oversight Board and the CPUC, have appealed a 2003 Federal Energy Regulatory Commission (FERC) decision upholding the DWR's contracts with Sempra Generation and other power suppliers.

Additional information regarding these matters and related matters is set forth in Note 15 of the notes to Consolidated Financial Statements included in the Annual Report.

In connection with the Continental Forge settlement agreement described above, Sempra Generation would voluntarily limit the places to which it delivers energy to the DWR and reduce the price it charges for electricity under the contract in the form of a $4.15 per megawatt-hour discount to its energy charge effective for deliveries after December 31, 2005. Based on the expected volumes of power to be delivered under the contract, this discount would have potential value aggregating $300 million over the remaining six-year term of the contract. As a result of reflecting the price discount of the DWR contract in 2005, earnings reported on the DWR contract for 2006 and subsequent years will continue to reflect original rather than discounted power prices.

Additional details are provided in Note 15 of the notes to Consolidated Financial Statements in the Annual Report.

Other Natural Gas Cases

On November 21, 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the California Utilities had intentionally misled the CPUC in obtaining its approval to use the utilities' California natural gas pipeline capacity to enable Sempra Energy's non-utility subsidiaries to deliver natural gas to a power plant in Mexico. The lawsuit further alleges that, as a result of insufficient utility pipeline capacity to serve both the power plant and California customers, SDG&E curtailed natural gas service to electric generators and large California commercial and industrial customers 17 times in 2000 - 2001, which resulted in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source by electric generating plants. The lawsuit seeks statutory penalties of not less than $1 million, $2,500 for each of an unspecified number of instances of unfair business practices, and unspecified amounts of actual and punitive damages. It also seeks an injunction to require divestiture by Sempra Energy of non-utility subsidiaries to an extent to be determined by the court.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

Apart from the claims that will be settled in connection with the Continental Forge settlement, there remain pending 13 antitrust actions that were filed and have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the California Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades. On June 29, 2005, the court denied the defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the California Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The District Court has dismissed four of these actions on the grounds that the claims asserted in these suits were preempted under federal law and the Filed Rate Doctrine. The remaining case is stayed. Plaintiffs have appealed the dismissals and the matters are pending oral argument in the Ninth Circuit Court of Appeals.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries (SDG&E, Sempra Commodities and Sempra Generation, depending on the lawsuit), that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy and certain non-utility subsidiaries, among others, on the grounds that the claims were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit U.S. Court of Appeals affirmed the district court's ruling. In June 2005, the U.S. Supreme Court declined to review the decision. The company believes that this decision provides a precedent for the dismissal of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets. On October 4, 2005, on the basis of federal preemption and Filed Rate grounds, the San Diego Superior Court dismissed with prejudice the initial consolidated cases that claimed that energy companies, such as the Sempra Energy companies, manipulated the wholesale electricity markets. In December 2005, plaintiffs filed an appeal in that case. Initial briefs on appeal have not yet been filed.

In May 2003, the Port of Seattle filed a similar complaint against a number of energy companies, including Sempra Energy, Sempra Generation and Sempra Commodities. That action was dismissed by the San Diego U.S. District Court in May 2004. Plaintiff has appealed the decision and the Ninth Circuit Court of Appeal affirmed the dismissal on March 30, 2006. In May and June 2004, two lawsuits substantially identical to the Port of Seattle case were filed in Washington and Oregon U.S. District Courts. These cases were transferred to the San Diego U.S. District Court and motions to dismiss were granted in both cases on February 11, 2005, and plaintiffs have appealed. Oral argument on these appeals has not yet been scheduled. In October 2004, another case was filed in Santa Clara Superior Court against Sempra Generation, alleging claims substantively identical to those in the Port of Seattle case. This action was removed to the U.S. District Court in April 2005. A similar action against Sempra Generation, alleging that various entities coerced the DWR into long-term contracts to supply electricity that contained unfair and unreasonable terms in violation of California law, was dismissed with prejudice in September 2005, on federal preemption and Filed Rate grounds. The plaintiff did not appeal this dismissal.

On November 16, 2005, the California Attorney General filed litigation against Sempra Commodities, alleging that its traders manipulated wholesale electricity prices during the California energy crisis. The complaint does not specify an amount of damages and civil penalties, although the Attorney General issued a press release indicating that the damages and penalties "should total hundreds of millions of dollars." The case was removed to federal District Court and the Attorney General has filed a motion to remand the case back to the state superior court. The Court is expected to rule, later this year, on the motion to remand and on the motion to dismiss filed by Sempra Commodities. The FERC has previously investigated and entered into settlements with numerous energy trading companies, including Sempra Commodities, regarding manipulation of energy prices.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. In December 2004, the CPUC rejected the Administrative Law Judge's (ALJ) proposed decision highly critical of SoCalGas' natural gas purchase, sales, hedging and storage activities during the period.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved and/or order the party to issue a refund to ratepayers. At March 31, 2006, the cumulative amount of these shareholder awards, substantially all of which has been included in income, was $67.9 million.

The CPUC may hold additional hearings to consider whether other companies, including other California investor-owned utilities, as well as the company and its non-utility subsidiaries, contributed to the natural gas price spikes, or issue an order terminating the investigation. Discovery is ongoing and initial testimony was filed in November 2005. Hearings are expected to begin in August 2006, in conjunction with the CPUC's investigation of compliance with affiliate rules.

FERC Refund Proceedings

The FERC is investigating prices charged to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets by various electric suppliers. In December 2002, a FERC ALJ issued preliminary findings indicating that the PX and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different estimate of natural gas prices. The March 2003 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion for the same time period. Pending in the Ninth Circuit are various parties' appeals on aspects of the FERC's order. In April 2005, the Ninth Circuit heard oral argument on issues relating to the scope of the refund proceeding and whether the FERC had jurisdiction to order refunds from governmental entities. The Ninth Circuit determined in September 2005 that FERC did not have jurisdiction to order refunds from governmental entities. The California investor-owned utilities, including SDG&E, have now filed claims with the various governmental entities to recoup monies paid over and above the just and reasonable rate for power in the 2000 - 2001 time frame. A decision on the remaining issues argued before the Court in April 2005 remains pending. Sempra Commodities previously established reserves for its expected share of the original $1.8 billion discussed above. During 2004 and 2005, Sempra Commodities recorded additional reserves to reflect, among other things, the estimated effect of the FERC's revision of the benchmark prices to be used by the FERC to calculate refunds, and Sempra Generation recorded its share of the 2004 and 2005 amounts related to its transactions with Sempra Commodities.

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

At March 31, 2006, Sempra Commodities remains due approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the FERC refund case. The company believes adequate reserves have been recorded.

Settlement of Claims Associated with FERC Investigations

SDG&E has been awarded $137 million through March 31, 2006, in settlement of certain claims against electricity suppliers related to the 2000 - 2001 California energy crisis. The net proceeds of these settlements are applied to reduce electric rates.

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

On June 25, 2003, the FERC issued several orders requiring various entities to show cause why they should not be found to have violated California ISO and PX tariffs. First, the FERC directed 43 entities, including Sempra Commodities, to show cause why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. Second, the FERC directed more than 20 entities, including Sempra Commodities, to show cause why their activities, in partnership or in alliance with others, during the same period did not constitute gaming and/or anomalous market behavior in violation of the tariffs. Remedies for confirmed violations could include disgorgement of profits and revocation of market-based rate authority. On October 31, 2003, Sempra Commodities agreed to pay $7.2 million in full resolution of these investigations. That liability was recorded as of December 31, 2003. The Sempra Commodities settlement was approved by the FERC on August 2, 2004. Certain California parties have sought rehearing on this order and the FERC has not yet responded.

Other Litigation

The company and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs claiming that various emissions resulted in cancer or fear of cancer. Twelve initial plaintiffs have a trial scheduled for October 2006, in which they seek unspecified compensatory and punitive damages. Sempra Energy has submitted the case to its insurers, who have reserved their rights with respect to coverage.

In 1998, Sempra Energy and the California Utilities converted their traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. On July 8, 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action. On March 20, 2006, the court dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling.

In May 2003, a federal judge issued an order finding that the Department of Energy's (DOE) environmental assessment of Sempra Generation's Termoelectrica de Mexicali (TDM) plant and another, unrelated Mexicali power plant failed to evaluate the plants' environmental impact adequately and called into question the U.S. permits they received to build their cross-border transmission lines. In July 2003, the judge ordered the DOE to conduct additional environmental studies and denied the plaintiffs' request for an injunction blocking operation of the transmission lines, thus allowing the continued operation of the TDM plant. The DOE undertook to perform an Environmental Impact Study, which was completed in December 2004, and the U.S. permits were reissued in April 2005. In August 2005, plaintiff filed an amended complaint that challenges the agency action on the reissued permits, claiming that the government failed to comply with federal environmental regulations in issuing new permits. On October 12, 2005, the court granted the company's request to intervene in the litigation. On February 9, 2006, the court denied the company's motion to dismiss plaintiff's first cause of action based on the Clean Air Act. On April 14, 2006, the plaintiffs filed a motion for summary judgment. The company expects a hearing to occur on this and the dispositive motions anticipated to be filed by the intervenors in the third quarter of 2006.

ARGENTINE INVESTMENTS

As a result of the devaluation of the Argentine peso at the end of 2001 and subsequent further declines, Sempra Pipelines & Storage reduced the carrying value of its investment downward by a cumulative total of $202 million as of March 31, 2006 ($201 million as of December 31, 2005). The reductions do not affect the calculation of the company's net income unless the company were to dispose of its investment.

A decision is expected in late 2006 on Sempra Pipelines & Storage's arbitration proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of Sempra Pipelines & Storage's investments that has resulted from Argentine governmental actions. Sempra Energy also has a $48.5 million political-risk insurance policy under which it filed a claim to recover a portion of the investments' diminution in value. The claim may be resolved as early as mid 2006.

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance to respond to nuclear liability claims related to SONGS. The insurance provides coverage of $300 million, the maximum amount available. In addition, the Price-Anderson Act provides for up to $10.5 billion of secondary financial protection. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed to provide the secondary financial protection. SDG&E's total share would be up to $40 million, subject to an annual maximum assessment of $6 million, unless a default were to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

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

The nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts (as defined by the Terrorism Risk Insurance Act) of terrorism-related SONGS losses, including replacement power costs. There are industry aggregate limits of $300 million for liability claims and $3.24 billion for property claims, including replacement power costs, for non-certified acts of terrorism. These limits are the maximum amount to be paid to members who sustain losses or damages from these non-certified terrorist acts. For certified acts of terrorism, the individual policy limits stated above apply.

INCOME TAX MATTERS

The company's tax returns are routinely examined by federal and state tax agencies. During 2005, the company resolved a number of issues in its federal and state income tax examinations that span the 1998 - 2001 period and recorded their effects. Since other issues have not been resolved, the federal and state income tax liabilities for these years are not yet finally determined and the company continues to work with the agencies to respond to inquiries and to resolve a number of disputed issues.

The company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At March 31, 2006, $49 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of tax issues for all open tax periods will have a materially adverse effect upon its results of operations or financial condition.

Section 29 Income Tax Credits

The Internal Revenue Service has conducted various examinations of the partnerships associated with the Section 29 income tax credits, covering various years as recent as 2000, depending on the partnership. It has reported no change in the credits. From acquisition of the facilities in 1998, the company has generated Section 29 income tax credits of $448 million through March 31, 2006, of which $14 million were recorded during the three months ended March 31, 2006.

Section 29 income tax credits recorded in the first quarter of 2006 assume there will be a 50% phase-out of Section 29 credits in 2006 due to increases in the cost of oil.

NOTE 8. SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has four separately managed reportable segments (SoCalGas, SDG&E, Sempra Commodities and Sempra Generation), which are described in the Annual Report. The "all other" amounts consist primarily of parent organizations, Sempra Pipelines & Storage, Sempra LNG, and Sempra Financial.

The accounting policies of the segments are described in the notes to Consolidated Financial Statements in the Annual Report, and segment performance is evaluated by management based on reported income. California Utility transactions are based on rates set by the CPUC and the FERC.

The operations that were discontinued in the first quarter of 2006, as described in Note 4, had been in the Sempra Generation segment.

	Three months ended March 31,

(Dollars in millions)	2006		2005

OPERATING REVENUES
SoCalGas	$1,425	43%	$1,241	47%
SDG&E	722	22	621	23
Sempra Commodities	780	23	458	17
Sempra Generation	404	12	382	14
All other	80	2	69	3
Adjustments and eliminations	(23)	(1)	(34)	(1)
Intersegment revenues	(39)	(1)	(82)	(3)

Total	$3,349	100%	$2,655	100%

INTEREST EXPENSE
SoCalGas	$18		$11
SDG&E	22		16
Sempra Commodities	17		8
Sempra Generation	8		4
All other	58		50
Intercompany eliminations	(27)		(15)

Total	$96		$74

INTEREST INCOME
SoCalGas	$3		$2
SDG&E	4		5
Sempra Commodities	1		2
Sempra Generation	2		1
All other	31		15
Intercompany eliminations	(27)		(15)

Total	$14		$10

DEPRECIATION AND AMORTIZATION
SoCalGas	$66	42%	$66	42%
SDG&E	67	42	65	41
Sempra Commodities	7	4	7	4
Sempra Generation	13	8	9	6
All other	6	4	11	7

Total	$159	100%	$158	100%

INCOME TAX EXPENSE
SoCalGas	$37		$47
SDG&E	35		27
Sempra Commodities	62		15
Sempra Generation	26		27
All other	(50)		(109)

Total	$110		$7

NET INCOME (LOSS)
SoCalGas*	$49	19%	$69	31%
SDG&E*	47	18	59	26
Sempra Commodities	116	46	29	13
Sempra Generation	43	17	45	20
Discontinued operations	19	7	2	1
All other	(19)	(7)	19	9

Total	$255	100%	$223	100%

*after preferred dividends

	March 31,		December 31,
(Dollars in millions)	2006		2005

ASSETS
SoCalGas	$6,119	22%	$6,007	21%
SDG&E	7,457	26	7,492	26
Sempra Commodities	9,990	36	11,262	39
Sempra Generation	1,901	7	2,366	8
Discontinued operations	391	1	454	1
All other	2,561	9	2,382	8
Intersegment receivables	(369)	(1)	(747)	(3)

Total	$28,050	100%	$29,216	100%

	Three months ended March 31,

(Dollars in millions)	2006		2005

CAPITAL EXPENDITURES
SoCalGas	$97	23%	$63	23%
SDG&E	583	139	94	35
Sempra Commodities	6	1	12	5
Sempra Generation	34	8	49	18
Intercompany eliminations and other	(300)	(71)	51	19

Total	$420	100%	$269	100%

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide a wide spectrum of value-added electric and natural gas products and services to a diverse range of customers. Operations are divided into the California Utilities, Sempra Global and Sempra Financial.

RESULTS OF OPERATIONS

Net income increased $32 million (14%) to $255 million for the three months ended March 31, 2006, compared to the corresponding period of 2005.

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following table summarizes the major unusual factors affecting net income and operating income for the three month periods ended March 31, 2006 and 2005. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$255	$223	$416	$274

Decision concerning DWR arbitration	15	--	20	--
Resolution of prior years' income tax issues	(2)	(59)	--	--
Discontinued operations	(19)	(2)	--	--

	$249	$162	$436	$274

Net Income by Business Unit

	Three months ended March 31,

(Dollars in millions)	2006		2005

California Utilities
Southern California Gas Company *	$49	19%	$69	31%
San Diego Gas & Electric Company *	47	18	59	26

Total California Utilities	96	37	128	57

Sempra Global
Sempra Commodities	116	46	29	13
Sempra Generation	43	17	45	20
Sempra Pipelines & Storage	11	4	13	6
Sempra LNG	(5)	(2)	(5)	(2)

Total Sempra Global	165	65	82	37

Sempra Financial	5	2	4	2
Parent and other **	(30)	(12)	7	3

Income from continuing operations	236	92	221	99
Discontinued operations, net of tax	19	8	2	1

Net income	$255	100%	$223	100%

* After preferred dividends

** Includes after-tax interest expense of $27 million and $25 million for the three months ended March 31, 2006 and 2005, respectively; intercompany eliminations recorded in consolidation; and certain corporate costs incurred at Sempra Global.

California Utility Revenues and Cost of Sales

During the three months ended March 31, 2006, natural gas revenues increased compared to the corresponding period in 2005 as a result of higher natural gas costs, which are passed on to customers. Electric revenues increased for the three months ended March 31, 2006, compared to the corresponding period in 2005 primarily due to higher purchased-power costs and higher volumes.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SoCalGas' gas cost incentive mechanism and SDG&E's natural gas procurement performance-based regulation mechanism allow the California Utilities to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 14 of the notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the natural gas and electric volumes and revenues by customer class for the three month periods ended March 31.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2006:
Residential	104	$1,256	1	$2	105	$1,258
Commercial and industrial	37	409	71	49	108	458
Electric generation plants	--	1	43	22	43	23
Wholesale	--	--	7	2	7	2

	141	$1,666	122	$75	263	1,741
Balancing accounts and other						(87)

Total						$1,654

2005:
Residential	101	$1,019	--	$2	101	$1,021
Commercial and industrial	36	323	69	40	105	363
Electric generation plants	--	1	45	18	45	19
Wholesale	--	--	8	1	8	1

	137	$1,343	122	$61	259	1,404
Balancing accounts and other						29

Total						$1,433

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)

	2006		2005

	Volumes	Revenue	Volumes	Revenue

Residential	1,882	$197	1,841	$183
Commercial	1,607	142	1,545	147
Industrial	527	35	496	33
Direct access	898	34	820	27
Street and highway lighting	27	3	24	3

	4,941	411	4,726	393
Balancing accounts and other		63		1

Total		$474		$394

Although commodity costs associated with long-term contracts allocated to SDG&E from the DWR (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Sempra Global and Parent Operating Revenues

Sempra Global and parent operating revenues increased by $393 million (47%) in the three months ended March 31, 2006 to $1.2 billion. The increase reflects increased trading activity and higher commodity prices at Sempra Commodities, primarily as a result of increased volatility in the power and natural gas markets, and higher power and natural gas sales to the DWR at Sempra Generation as a result of higher natural gas prices. The increase in revenues at Sempra Generation is net of the revenues related to the construction of the Palomar generating plant for SDG&E, which are substantially eliminated in consolidation.

Other Cost of Sales

Other cost of sales, which consists primarily of cost of sales at Sempra Global, increased by $119 million (21%) in the three months ended March 31, 2006 to $679 million, primarily due to higher commodity costs associated with the higher operating revenues noted above for Sempra Commodities.

Litigation Expenses

Litigation expenses were $33 million and $8 million for the three months ended March 31, 2006 and 2005, respectively. The increase was due primarily to additional reserves recorded as a result of the April 2006 DWR arbitration decision, which is discussed in Note 7 of the notes to Consolidated Financial Statements.

Other Operating Expenses

Other operating expenses increased by $115 million (22%) in the three months ended March 31, 2006 to $643 million. The increase was primarily due to an increase in expenses at Sempra Commodities attributable to the growth in revenues noted above.

Other Income, Net

Other income, consisting primarily of equity earnings from unconsolidated subsidiaries, allowance for equity funds used during construction and regulatory interest, decreased by $6 million (60%) in the three months ended March 31, 2006 to $4 million, primarily due to lower earnings generated by Sempra Generation's Topaz Power plant, resulting from the 2005 sale of emission reduction credits.

Income Taxes

Income tax expense was $110 million and $7 million for the three months ended March 31, 2006 and 2005, respectively, and the effective income tax rates were 33 percent and 3 percent, respectively. The increases were due to higher pre-tax income from continuing operations, lower favorable resolution of prior years' income tax issues and the anticipated phase-out of Section 29 credits.

Discontinued Operations

In January 2006, Sempra Generation announced an agreement for the sale of its wholly owned, coal-fired Twin Oaks Power plant. The sale transaction closed in the second quarter of 2006. Net income generated by Twin Oaks was $1 million and $3 million for the three months ended March 31, 2006 and 2005, respectively.

In March 2006, Sempra Generation announced the pending sales of its Energy Services business (which sale closed in April 2006) and its Facilities Management business (expected to be concluded in the second quarter of 2006). Net income associated with these two businesses was $18 million for the three months ended March 31, 2006, compared to net losses of $1 million for the three months ended March 31, 2005.

In the second quarter of 2004, Sempra Energy disposed of its interest in AEG, a marketer of power and natural gas commodities to commercial and residential customers in the United Kingdom. AEG's results for the three months ended March 31, 2006 and 2005 were not material.

Note 4 of the notes to Consolidated Financial Statements provides further details on the discontinued operations.

Net Income

Changes in net income are summarized in the table shown previously under "Comparison of Earnings."

Business Unit Results

Southern California Gas Company

Net income for SoCalGas decreased by $20 million (29%) to $49 million for the three months ended March 31, 2006, due primarily to the CPUC's Cost of Service decision in 2005 that eliminated 2004 revenue sharing, increasing 2005 net earnings by $11 million; increased non-refundable operating costs in excess of higher authorized margins, resulting in lower 2006 net earnings of $5 million; and a favorable resolution in 2005 of prior years' income tax issues, resulting in an increase to 2005 net earnings of $4 million.

San Diego Gas & Electric Company

Net income for SDG&E decreased by $12 million (20%) to $47 million for the three months ended March 31, 2006, primarily due to the favorable resolution in 2005 of prior years' income tax issues.

Sempra Commodities

Sempra Commodities' net income increased by $87 million (300%) to $116 million for the three months ended March 31, 2006 due to improved margins in North America and natural gas and power. In addition to the effect of changing prices and volumes, earnings variability will continue in future periods as a result of natural gas and oil inventories, and of storage and transportation capacity contracts not being marked to market while the economically offsetting derivative instruments are marked to market. Margin, summarized below by geographical region and product line, consists of net revenues less related costs (primarily brokerage, transportation and storage) plus or minus net interest income/expense, and is used by management in evaluating its geographical and product line performance. Results for the three months ended March 31, 2006 include $19 million of gains recorded at the time a structured derivative is originated, commonly referred to as "day one" gains.

	Three months ended March 31,
Margin (Dollars in millions)	2006		2005

Geographical:
North America	$359	98%	$125	81%
Europe and Asia	6	2	29	19

	$365	100%	$154	100%

Product Line:
Gas	$179	49%	$(15)	(10)%
Power	101	28	42	27
Oil - crude and products	53	15	80	52
Metals	27	7	14	9
Other	5	1	33	22

	$365	100%	$154	100%

Other includes synthetic fuel credit operations of $20 million and $30 million for the three month periods ended March 31, 2006 and 2005, which contributed $6 million and $10 million to net income for the same periods, respectively.

A summary of Sempra Commodities' unrealized revenues for trading activities follows:

	Three months ended March 31,

(Dollars in millions)	2006	2005

Balance at January 1	$1,488	$1,193
Additions	858	(60)
Realized	(1,103)	(544)

Balance at March 31	$1,243	$589

The estimated fair values as of March 31, 2006, and the scheduled maturities related to the unrealized revenues are (dollars in millions):

	Fair Market	Scheduled Maturity (in months)

Source of fair value	Value	0-12	13-24	25-36	>36

Prices actively quoted	$978	$185	$316	$397	$80
Prices provided by
other external sources	51	(1)	1	(1)	52
Prices based on models
and other valuation
methods	(9)	--	--	--	(9)

Over-the-counter (OTC)
revenue	1,020 *	184	317	396	123
Exchange contracts **	223	501	(112)	(145)	(21)

Total	$1,243	$685	$205	$251	$102

* The present value of unrealized revenue to be received (paid) from outstanding OTC contracts.

** Cash received (paid) associated with open exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income decreased by $2 million (4%) to $43 million for the three months ended March 31, 2006, primarily due to additional litigation reserves recorded as a result of the April 2006 DWR arbitration decision, offset by gains related to the transfer of the Palomar generating plant to SDG&E, including recovery of costs previously expensed during the development phase of the project, profits, and the incentive award for positive heat-rate performance. The DWR arbitration decision is discussed in Note 7 of the notes to Consolidated Financial Statements.

Parent and Other

The loss for Parent and Other was $30 million for the three months ended March 31, 2006 compared to net income of $7 million for the corresponding period of 2005. The variance was primarily due to the favorable resolution of prior years' income tax issues in the 2005 period.

CAPITAL RESOURCES AND LIQUIDITY

The company's California Utility operations and Sempra Generation's power sale contract with the DWR generally are the major sources of liquidity. A substantial portion of the funding of the company's capital expenditures and its ability to pay dividends is dependent on the relatively stable pattern of earnings by the California Utilities and Sempra Generation's long-term power sale contracts. The availability of capital for other business operations is also greatly affected by Sempra Commodities' liquidity and margin requirements, which fluctuate substantially. Sempra Generation's margin requirements, as discussed below, may also fluctuate substantially. The company's expansion, particularly in the LNG business, also requires the issuances of securities from time to time.

At March 31, 2006, the company had $650 million in unrestricted cash and $5.1 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. $19 million of these lines supported variable-rate debt.

The company's credit agreements are discussed more fully in Note 3 of the notes to Consolidated Financial Statements.

Management believes that these amounts and cash flows from operations, asset sales and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were to be significantly reduced or the company were to be unable to issue new securities under acceptable terms, neither of which is considered likely, the company would be required to reduce non-utility capital expenditures, trading operations and/or investments in new businesses. Management continues to regularly monitor the company's ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

At the California Utilities, cash flows from operations, security issuances and/or capital contributions by Sempra Energy are expected to continue to be adequate to meet utility capital expenditure requirements. In March 2006, SDG&E purchased the 550-MW Palomar generating plant in Escondido, California, from Sempra Generation, which built the facility. As a result, SDG&E's dividends to Sempra Energy have been suspended to increase SDG&E's equity, and the level of future dividends will be affected by SDG&E's increased capital expenditures.

Sempra Commodities provides or requires cash as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by credit ratings and commodity price fluctuations) and the length of its various trading positions.

At March 31, 2006, Sempra Commodities' intercompany borrowings were $540 million, down from $638 million at December 31, 2005. Sempra Commodities' external debt was $107 million and $103 million at March 31, 2006 and December 31, 2005, respectively. Company management continuously monitors the level of Sempra Commodities' cash requirements in light of the company's overall liquidity.

Sempra Generation's projects have been financed through a combination of operating cash flow, project financing, funds from the company and external borrowings. Its 2006 asset sales, discussed in Notes 3 and 4 of the notes to Consolidated Financial Statements, are providing funds to assist in financing other projects.

Sempra Generation's long-term power sale contracts typically contain collateral requirements related to credit lines. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of March 31, 2006, Sempra Generation had $11 million of outstanding collateral requirements under these contracts.

Sempra Pipelines & Storage is expected to require funding from the company and/or external sources to continue the expansion of its existing natural gas distribution operations in Mexico, its Liberty Gas Storage (Liberty) facility, its participation in the development of Rockies Express, a natural gas pipeline in conjunction with Kinder Morgan Energy Partners, L.P. (KMP) (discussed below) and its planned development of pipelines to serve LNG facilities expected to be developed in Baja California, Mexico; Louisiana and Texas.

Sempra LNG will require funding for its development of LNG receiving facilities. While Sempra LNG's $1.25 billion credit facility and other Sempra Energy sources are expected to be adequate for these requirements, the company may decide to use project financing if that is believed to be advantageous.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $143 million (20%) to $855 million for 2006. The change was primarily due to a return of collateral requirements of $83 million at Sempra Generation and a $32 million increase in net income.

For the three months ended March 31, 2006, the company made pension and other postretirement benefit plan contributions of $1 million and $12 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities totaled $506 million and $239 million for the three month periods ended March 31, 2006 and 2005, respectively. The change was primarily attributable to a $151 million increase in capital expenditures and a $102 million increase in investments, primarily related to the Rockies Express project at Sempra Pipelines & Storage.

In February 2006, Sempra Pipelines & Storage and KMP announced that they have secured shipper commitments for more than the capacity of the $4 billion Rockies Express project. An application with the Federal Energy Regulatory Commission for regulatory approval for the first pipeline segment of Rockies Express is expected to be filed in the second quarter of 2006. Under the agreement with KMP, KMP will operate Rockies Express and owns two-thirds of the equity in the project, while Sempra Pipelines & Storage has a one-third ownership interest and another subsidiary of Sempra Global has subscribed to 200 million cubic feet per day of capacity on the new pipeline. However, in exchange for shipper commitments to the project, KMP and Sempra Pipelines & Storage have contracted for outstanding options to acquire equity in the project. If the shipper exercises the options, KMP's and Sempra Pipelines & Storage's ownership interests could decline to a minimum of 50 percent and 25 percent, respectively, after the completion date of the project. Additional discussion of the Rockies Express project was provided in the Annual Report.

In March 2006, Sempra LNG announced the start of a non-binding open season to solicit shipper interest for a proposed expansion of the Energía Costa Azul LNG receipt terminal's storage and sendout capacity.

Also in March 2006, Sempra LNG announced that it has executed a terminal services agreement with Merrill Lynch Commodities Inc. (MLC) to bring natural gas to the U.S. Gulf Coast, conditioned on MLC's obtaining a contract for the supply of LNG. The 15-year, full-service capacity agreement provides MLC the capability to process 500 million cubic feet per day through Sempra LNG's Cameron LNG receipt terminal under construction near Lake Charles, Louisiana. Depending on the timing of MLC's finalizing its LNG supply arrangements, Sempra LNG would have the flexibility to fulfill its capacity commitment from either the first phase of Cameron LNG's development, to be completed in 2008, or its expansion, which is expected to be complete in 2010.

The company expects to make capital expenditures and investments of $2.3 billion in 2006, of which $523 million had been expended as of March 31, 2006. Significant capital expenditures and investments are expected to include $1.2 billion for the California Utilities' plant improvements and $1.1 billion of capital expenditures at the other subsidiaries, including the development of pipelines and LNG facilities. These expenditures and investments are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities increased by $186 million to $469 million for the three months ended March 31, 2006. The change was due to a $302 million decrease in short-term borrowings and a $73 million decrease in issuances of common stock in 2006, offset by the redemption of $200 million of mandatorily redeemable preferred securities in 2005.

COMMITMENTS

At March 31, 2006, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $340 million related to new natural gas contracts at SoCalGas and a decrease of $889 million at SDG&E primarily related to the termination of two purchased-power contracts in February 2006, including the Otay Mesa agreement discussed in Note 6 of the notes to Consolidated Financial Statements. The future payments under the new contracts at SoCalGas are expected to be $243 million for 2006 and $97 million for 2007.

FACTORS INFLUENCING FUTURE PERFORMANCE

The California Utilities' operations and the long-term contracts of Sempra Generation generally provide relatively stable earnings and liquidity and the existing and future long-term contracts of Sempra LNG are expected to do the same. Sempra Pipelines & Storage and the remaining activities of Sempra Generation and Sempra LNG provide opportunities for earnings growth and Sempra Commodities experiences significant volatility in earnings and liquidity requirements. Performance will also depend on the successful completion of construction programs, which are discussed in various places in this report. Notes 6 and 7 of the notes to Consolidated Financial Statements herein and Notes 13 through 15 of the notes to Consolidated Financial Statements in the Annual Report also describe matters that could affect future performance.

Litigation

Note 7 of the notes to Consolidated Financial Statements herein and Note 15 of the notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis and Sempra Generation's contract with the DWR), the ultimate resolution of which could have a material adverse effect on future performance.

On April 20, 2006, the arbitration panel issued its decision in the proceeding filed by the DWR against Sempra Generation with respect to the contract under which Sempra Generation sells electricity to the DWR. The panel refused to rescind the contract and ruled against the DWR on its most significant claims. However, the panel ruled in favor of the DWR on several contractual issues, including disallowing Sempra Generation's pass through in billings to the DWR of certain amounts for fuel taxes, electricity transmission losses and gas transportation charges. The arbitration panel's ruling is final and binding upon both the DWR and Sempra Generation with respect to the issues that were the subject of the arbitration. Additional information regarding the arbitration proceeding is provided in Note 7 of the notes to Consolidated Financial Statements herein.

California Utilities

Note 6 of the notes to Consolidated Financial Statements herein and Notes 13 and 14 of the notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas restructuring and rates, and other pending proceedings and investigations.

Sempra Global

Investments

As discussed in "Cash Flows From Investing Activities," the company's investments will significantly impact the company's future performance.

Sempra LNG is in the process of constructing the Energía Costa Azul LNG receiving terminal in Baja California, Mexico and the Cameron LNG receiving terminal in Louisiana, and developing the Port Arthur LNG receiving terminal in Texas. Additional information regarding these activities is provided above under "Capital Resources and Liquidity" and in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

In December 2005, Sempra Pipelines & Storage entered into definitive agreements with KMP to jointly pursue development of Rockies Express, a proposed natural gas pipeline, which would link producing areas in the Rocky Mountain region to the upper Midwest and the Eastern United States and which will have capacity of up to 2 billion cubic feet per day. Additional information regarding Rockies Express is provided above under "Capital Resources and Liquidity."

In December 2005, Sempra Generation announced plans to sell or refinance its Texas-based power plants due to the increased market valuation of coal-fired power plants in Texas, including Twin Oaks and Coleto Creek. In April 2006, Sempra Generation finalized the sale of its 305-MW Twin Oaks Power plant for $480 million in cash. Also in April 2006, Sempra Generation and Riverstone Holdings announced their agreement to sell the jointly owned 632-MW Coleto Creek Power plant for $1.14 billion in cash. In March 2006, Sempra Generation announced the pending sales of its Facilities Management and Energy Services businesses for a combined sales price of $95 million. The sale of Energy Services closed in April 2006 and the sale of Facilities Management is expected to be concluded in the second quarter of 2006. These four sales are expected to contribute over $450 million to net income during the remainder of 2006. Additional information regarding these activities is provided above under "Capital Resources and Liquidity," in Notes 3 and 4 of the notes to Consolidated Financial Statements herein and in Notes 2 and 3 of the notes to Consolidated Financial Statements in the Annual Report.

In July 2004, the company announced that it had acquired the rights to develop Liberty, located in Calcasieu Parish, Louisiana. In May 2005, ProLiance Transportation and Storage, LLC acquired a 25-percent ownership in Liberty from the company. The company began construction of the facility in 2006.

Other

The Argentine economic decline and government responses (including Argentina's unilateral, retroactive abrogation of utility agreements early in 2002) are continuing to adversely affect the company's investment in two Argentine utilities. Information regarding this situation is provided in Notes 3 and 15 of the notes to Consolidated Financial Statements in the Annual Report.

As noted in Note 7 of the notes to Consolidated Financial Statements, income tax benefits from Section 29 credits are expected to be partially phased out in 2006. These could extend into 2007, the last year of the program.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 2 of the notes to Consolidated Financial Statements. One pronouncement of particular importance to the company is described below.

Stock-Based Compensation: Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The company adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report, except for the following.

Following is a summary of Sempra Commodities' trading Value at Risk (VaR) profile (using a one-day holding period) in millions of dollars:

	95%		99%

March 31, 2006	$14.2		$20.0
Year-to-date 2006 range	$13.1	to $ 37.7	$18.5	to $ 53.1
March 31, 2005	$9.4		$13.2
Year-to-date 2005 range	$5.7	to $ 11.6	$7.9	to $ 16.2

As of March 31, 2006, the total VaR of the California Utilities' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The County of San Diego has withdrawn litigation against Sempra Energy and SDG&E that sought civil penalties for alleged violations of environmental standards applicable to the abatement, handling and disposal of asbestos-containing materials during the 2001 demolition of a natural gas storage facility. SDG&E and two employees have also been charged in a federal criminal indictment with having violated these standards and with related charges of conspiracy and having made false statements to governmental authorities. SDG&E believes that the maximum fines and penalties that could reasonably be assessed against it with respect to these matters would not exceed $750,000. It believes that the charges are without merit and is vigorously contesting them.

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

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2005 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities:

On April 5, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, at any time and from time to time, in the open market, in negotiated transactions and otherwise, of which $88.2 million has been utilized through March 31, 2006.

The following table sets forth information concerning purchases made by the company of its common stock during the first quarter of 2006:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may Yet be Purchased Under Plans or Programs

January 2006	42,623	$45.42	--
February 2006	206,248	$48.05	--
March 2006	1,752	$47.46	--

	250,623	$47.60	--	$161,803,863

(a) Purchased from restricted stock program participants who elected to sell enough shares to meet minimum statutory tax withholding requirements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2005:

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

Current Report on Form 8-K filed March 3, 2006, announcing the retirement of Frank H. Ault, Senior Vice President and Controller (principal accounting officer) on July 1, 2006.

Current Report on Form 8-K filed April 24, 2006, announcing the results of the DWR's arbitration proceeding with respect to the contract under which Sempra Generation sells electricity to the DWR.

Current Report on Form 8-K filed May 2, 2006, including as exhibits Sempra Energy's press release of May 2, 2006, giving the financial results for the three months ended March 31, 2006, and related Income Statement Data by Business Unit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: May 2, 2006	By: /s/ F. H. Ault

F. H. Ault Sr. Vice President and Controller