Form 10-Q
period 2006-06-30
SEMPRA ENERGY
filed 2006-08-03
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2006

Commission file number	1-14201

SEMPRA ENERGY

(Exact name of registrant as specified in its charter)
California	33-0732627

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on July 31, 2006:			261,213,630

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	June 30,		June 30,

(Dollars in millions, except per share amounts)	2006	2005	2006	2005

	(unaudited)
OPERATING REVENUES
California utilities	$1,568	$1,461	$3,696	$3,288
Sempra Global and parent	918	762	2,126	1,582

Total operating revenues	2,486	2,223	5,822	4,870

OPERATING EXPENSES
California utilities:
Cost of natural gas	535	600	1,665	1,513
Cost of electric fuel and purchased power	153	146	363	291
Other cost of sales	547	530	1,220	1,087
Other operating expenses	679	532	1,356	1,064
Depreciation and amortization	171	158	328	314
Franchise fees and other taxes	64	55	141	122

Total operating expenses	2,149	2,021	5,073	4,391

Operating income	337	202	749	479
Other income (expense), net (Note 3)	(5)	(3)	(1)	5
Interest income	25	12	39	22
Interest expense	(87)	(72)	(183)	(146)
Preferred dividends of subsidiaries	(3)	(3)	(5)	(5)

Income from continuing operations before income taxes
and equity in earnings of certain unconsolidated subsidiaries	267	136	599	355
Income tax expense	96	33	204	41
Equity in earnings of certain unconsolidated subsidiaries	14	16	24	26

Income from continuing operations	185	119	419	340
Discontinued operations, net of income tax (Note 4)	188	2	209	4

Net income	$373	$121	$628	$344

Basic earnings per share:
Income from continuing operations	$0.73	$0.49	$1.64	$1.42
Discontinued operations, net of tax	0.73	0.01	0.82	0.02

Net income	$1.46	$0.50	$2.46	$1.44

Weighted-average number of shares outstanding
(thousands)	255,728	243,898	254,996	238,448

Diluted earnings per share:
Income from continuing operations	$0.71	$0.47	$1.61	$1.38
Discontinued operations, net of tax	0.72	0.01	0.81	0.02

Net income	$1.43	$0.48	$2.42	$1.40

Weighted-average number of shares outstanding
(thousands)	260,320	250,073	259,804	245,772

Dividends declared per share of common stock	$0.30	$0.29	$0.60	$0.58

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$721	$769
Short-term investments	4	12
Trade accounts receivable, net	622	973
Other accounts and notes receivable, net	119	172
Deferred income taxes	347	134
Interest receivable	29	29
Trading-related receivables and deposits, net	2,635	3,370
Derivative trading instruments	4,077	4,502
Commodities owned	1,863	2,498
Regulatory assets	213	255
Inventories	136	205
Other	250	297

Current assets of continuing operations	11,016	13,216
Current assets of discontinued operations	216	611

Total current assets	11,232	13,827

Investments and other assets:
Due from unconsolidated affiliates	20	21
Regulatory assets arising from fixed-price contracts
and other derivatives	377	398
Other regulatory assets	718	713
Nuclear decommissioning trusts	649	638
Investments	1,092	1,091
Sundry	814	802

Total investments and other assets	3,670	3,663

Property, plant and equipment:
Property, plant and equipment	17,929	17,136
Less accumulated depreciation and amortization	(5,544)	(5,380)

Property, plant and equipment, net	12,385	11,756

Total assets	$27,287	$29,246

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
(Dollars in millions)

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$375	$1,043
Accounts payable - trade	843	1,255
Accounts payable - other	111	139
Income taxes payable	118	86
Trading-related payables	2,917	4,127
Derivative trading instruments	2,895	3,246
Commodities sold with agreement to repurchase	218	634
Dividends and interest payable	144	140
Regulatory balancing accounts, net	367	192
Fixed-price contracts and other derivatives	92	130
Current portion of long-term debt	681	98
Other	862	1,012

Current liabilities of continuing operations	9,623	12,102
Current liabilities of discontinued operations	206	151

Total current liabilities	9,829	12,253

Long-term debt	4,414	4,815

Deferred credits and other liabilities:
Due to unconsolidated affiliate	162	162
Customer advances for construction	120	110
Postretirement benefits other than pensions	121	121
Deferred income taxes	218	214
Deferred investment tax credits	70	73
Regulatory liabilities arising from removal obligations	2,353	2,313
Asset retirement obligations	983	958
Other regulatory liabilities	206	200
Fixed-price contracts and other derivatives	392	400
Deferred credits and other	1,413	1,288

Total deferred credits and other liabilities	6,038	5,839

Preferred stock of subsidiaries	179	179

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized;
260 million and 257 million shares outstanding at
June 30, 2006 and December 31, 2005, respectively)	3,157	2,958
Retained earnings	4,060	3,588
Deferred compensation	(26)	(28)
Accumulated other comprehensive income (loss)	(364)	(358)

Total shareholders' equity	6,827	6,160

Total liabilities and shareholders' equity	$27,287	$29,246

See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30,

(Dollars in millions)	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$419	$340
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	328	314
Deferred income taxes and investment tax credits	(216)	(60)
Other	76	10
Net changes in other working capital components	79	(51)
Changes in other assets	(2)	15
Changes in other liabilities	32	2

Net cash provided by continuing operations	716	570
Net cash provided by discontinued operations	76	20

Net cash provided by operating activities	792	590

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(893)	(574)
Proceeds from sale of assets from continuing operations	24	15
Expenditures for investments	(120)	(6)
Distribution from investment	104	--
Purchases of nuclear decommissioning and other trust assets	(398)	(162)
Proceeds from sales by nuclear decommissioning and other trusts	371	130
Dividends received from unconsolidated affiliates	3	46
Other	(5)	5

Net cash used in continuing operations	(914)	(546)
Net cash provided by (used in) discontinued operations	560	(12)

Net cash used in investing activities	(354)	(558)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(134)	(119)
Issuances of common stock	46	666
Repurchases of common stock	(12)	(95)
Issuances of long-term debt	253	250
Redemption of mandatorily redeemable preferred securities	--	(200)
Payments on long-term debt	(64)	(67)
Decrease in short-term debt, net	(668)	(156)
Financing transaction related to Sempra Financial	83	--
Other	8	(3)

Net cash provided by (used in) continuing operations	(488)	276
Net cash provided by discontinued operations	2	1

Net cash provided by (used in) financing activities	(486)	277

Increase (decrease) in cash and cash equivalents	(48)	309
Cash and cash equivalents, January 1	769	415

Cash and cash equivalents, June 30	$721	$724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$176	$142

Income tax payments, net of refunds	$406	$227

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

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the Annual Report) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

Certain prior period financial statement items have been reclassified to conform to current period presentation.

The company follows the guidance of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. The carrying amount of goodwill included in Sundry Assets on the Consolidated Balance Sheets was $171 million as of June 30, 2006 and December 31, 2005.

The California Utilities account for the economic effects of regulation on utility operations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation.

Following are the changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, for the six months ended June 30, 2006 and 2005. FIN 47 was adopted prospectively on December 31, 2005.

(Dollars in millions)	2006		2005

Balance as of January 1	$977	*	$348
Accretion expense	32		12
Payments	(6)		(6)

Balance as of June 30	$1,003	*	$354

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

FIN 47 requires companies to record a liability for removing asbestos-containing materials, if the liability is determinable. The company's liability could not be determined and, therefore, no liability has been recognized for the related removal obligations. Since substantially all of the cost of removing such materials would be at the California Utilities, where the cost of removal is expected to be recovered in rates, the effect of not recognizing these liabilities is not material to the company's financial condition or results of operations.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended June 30:

	Pension Benefits		Other Postretirement Benefits

	Three months ended June 30,		Three months ended June 30,

(Dollars in millions)	2006	2005	2006	2005

Service cost	$18	$14	$7	$6
Interest cost	39	37	13	13
Expected return on assets	(38)	(38)	(10)	(10)
Amortization of:
Prior service cost	3	2	(1)	--
Actuarial loss	3	5	1	3
Regulatory adjustment	(12)	(11)	1	(1)

Total net periodic benefit cost	$13	$9	$11	$11

	Pension Benefits		Other Postretirement Benefits

	Six months ended June 30,		Six months ended June 30,

(Dollars in millions)	2006	2005	2006	2005

Service cost	$36	$28	$13	$13
Interest cost	78	76	25	27
Expected return on assets	(75)	(76)	(20)	(20)
Amortization of:
Prior service cost	5	5	(2)	(1)
Actuarial loss	6	8	3	5
Regulatory adjustment	(28)	(24)	2	--

Total net periodic benefit cost	$22	$17	$21	$24

The company expects to contribute $37 million to its pension plans and $36 million to its other postretirement benefit plans in 2006. For the six months ended June 30, 2006, $7 million and $19 million of contributions have been made to the pension and other postretirement benefit plans, respectively, including $6 million and $8 million, respectively, for the three months ended June 30, 2006.

NOTE 2. NEW ACCOUNTING STANDARDS

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R):

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The company adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The company recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally four years. The company estimates the forfeiture rate based on its historical experience. On January 1, 2006, the company modified the terms of most restricted stock awards issued in 2003, 2004 and 2005, to clarify that the company will repurchase only enough shares to cover minimum tax withholding requirements upon vesting of the awards, thereby removing from all 282 optionees the right to receive the entire value in cash. The company changed the accounting of the impacted awards from liability to equity awards in accordance with SFAS 123R.

Total share-based compensation expense for all of the company's share-based awards was comprised as follows:

(Dollars in millions, except per share amounts)	Six months ended June 30, 2006

Share-based compensation expense, before income taxes	$30
Income tax benefit	(11)

Share-based compensation expense, net of income taxes	$19

Net share-based compensation expense, per common share
Basic	$0.07

Diluted	$0.07

Prior to the adoption of SFAS 123R, the company presented the tax benefit of share-based payment awards as operating cash flows. Under SFAS 123R, tax benefits resulting from tax deductions in excess of the grant date fair values are classified both as financing cash inflows and as operating cash outflows.

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

The company currently has the following types of equity awards outstanding:

  Non-qualified Stock Options: Options have an exercise price equal to the market price of the common stock at the date of grant; are service-based, with vesting over a four-year period (subject to accelerated vesting upon a change in control or in accordance with certain employment agreements); and expire 10 years from the date of grant. Options are subject to forfeiture or earlier expiration upon termination of employment.
  Non-qualified Stock Options with Dividend Equivalents: Granted only to Pacific Enterprises' (the parent company of SoCalGas) employees through March 1998, these options include dividend equivalents which are paid upon the exercise of an otherwise in-the-money option.
  Performance-based Restricted Stock: Stock vests at the end of a four-year period based on Sempra Energy's total return to shareholders relative to that of market indexes (subject to earlier forfeiture upon termination of employment and accelerated vesting upon a change in control or in accordance with certain employment agreements). Holders of restricted stock have full voting rights. They also have full dividend rights, except for senior officers, whose dividends are reinvested to purchase additional shares that become subject to the same performance-based vesting conditions as the restricted stock to which the dividends relate.

As of June 30, 2006, 18,010,238 shares were authorized and available for future grants of share-based awards. In addition, on January 1 of each year, additional shares equal to 1.5 percent of the outstanding shares of Sempra Energy common stock become available for grant. Company practice is to satisfy share-based awards by issuing new shares rather than by open-market purchases.

The company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of each non-qualified stock option grant. The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the company's stock price. In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The weighted average fair value for options granted during the six months ended June 30, 2006 was $10.75 per share, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

Six months ended June 30, 2006

Stock price volatility	23%
Risk-free rate of return	4.3%
Annual dividend yield	2.5%
Expected life	6.20 Years

A summary of the non-qualified stock options as of June 30, 2006 and activity during the six months then ended follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2005	9,895,711	$25.92
Granted	793,100	$46.11
Exercised	(1,427,208)	$23.47
Forfeited/cancelled	(45,289)	$31.10

Outstanding at June 30, 2006	9,216,314	$28.01	6.0	$162

Vested and unvested expected to vest,
at June 30, 2006	9,096,691	$27.90	5.9	$160
Exercisable at June 30, 2006	6,942,114	$25.16	5.2	$141

The aggregate intrinsic value is the aggregate difference between the company's closing stock price and the exercise price of all in-the-money options at June 30, 2006. The aggregate intrinsic value of options exercised for the six months ended June 30, 2006 was $33 million.

The $8.4 million of total unrecognized compensation cost related to stock options as of June 30, 2006, is expected to be recognized over a weighted-average period of 2.82 years.

Cash received from option exercises for the six months ended June 30, 2006 was $33 million. The tax benefits realized for the share-based payment award deductions in addition to that shown above, and credited to common stock, totaled $11 million for the six months ended June 30, 2006.

The company's method of valuation for restricted stock awards is a lattice model. The valuation discount used to estimate post-vesting restrictions on restricted stock awards granted for the six months ended June 30, 2006 was 32%. A summary of the company's restricted stock awards as of June 30, 2006 and the activity during the six months then ended are presented below.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	3,614,858	$43.82
Granted	916,800	$46.14
Vested	(538,667)	$40.33
Forfeited	(55,400)	$45.00

Nonvested at June 30, 2006	3,937,591	$44.83

The $60 million of total unrecognized compensation cost related to restricted stock awards as of June 30, 2006, is expected to be recognized over a weighted-average period of 2.41 years. The total fair values of shares vested during the six month periods ended June 30, 2005 and 2006 were $10 million and $26 million, respectively.

Prior to the adoption of SFAS 123R, the company recognized share-based compensation expense in accordance with APBO 25, whereby it would have recorded compensation expense only if it had granted options at a discount, which it did not do, and for certain pre-2002 stock option grants that included dividend equivalents. The company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first half of 2005, had the company applied the fair value recognition provisions of SFAS 123:

(Dollars in millions, except per share amounts)	Six months ended June 30, 2005

Net income as reported	$344
Stock-based employee compensation expense reported in net
income	18
Total stock-based employee compensation under fair-value
method for all awards	(20)

Pro forma net income	$342

Earnings per share:
Basic - as reported	$1.44

Basic - pro forma	$1.43

Diluted - as reported	$1.40

Diluted - pro forma	$1.39

The pro forma effects of estimated share-based compensation expense for stock options on net income and earnings per common share for the six months ended June 30, 2005 were estimated at the date of grant using the Black-Scholes model based on the following assumptions (annualized percentages):

Six months ended June 30, 2005

Stock price volatility	25%
Risk-free rate of return	3.9%
Annual dividend yield	2.8%
Expected life	6.00 Years

The Black-Scholes model weighted average estimated fair value of stock options granted during the six months ended June 30, 2005 was $8.14 per share. The weighted average grant-date fair value for restricted stock granted during the six months ended June 30, 2005 was $36.41 per share.

SFAS 154, "Accounting Changes and Error Corrections, a replacement of APBO 20 and FASB Statement No. 3" (SFAS 154): SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions, unless it is impracticable to do so. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

SFAS 155, "Accounting for Certain Hybrid Instruments" (SFAS 155): In February 2006, the FASB issued SFAS 155, an amendment of FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The company does not expect that this statement will have a significant effect on its consolidated financial statements.

Emerging Issues Task Force (EITF) Issue 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement": EITF Issue 06-3 discusses how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If sales taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for fiscal years beginning after December 31, 2006. The company presents its operating revenues net of sales taxes.

FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109": Issued in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in a tax return. FIN 48 also provides guidance on derecognition, interest and penalties, accounting in interim periods and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effect of this guidance on its financial position and results of operations.

FASB Staff Position (FSP) FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction": Issued in July 2006, FSP FAS 13-2 amends SFAS 13, Accounting for Leases, to require a lessor to perform a review and recalculation of a leverage lease transaction when there is a change or projected change in the timing of the income tax cash flows (realization of tax benefits) generated by that lease. This FSP is effective for fiscal years beginning after December 15, 2006. The company does not expect that it will have a significant effect on its consolidated financial statements.

NOTE 3. OTHER FINANCIAL DATA

Committed Lines of Credit

At June 30, 2006 and December 31, 2005, the company had available $6.3 billion and $4.7 billion, respectively, in unused, committed lines of credit to provide liquidity and support commercial paper (the major components of which are detailed below). As of June 30, 2006 and December 31, 2005, $16 million and $22 million, respectively, of the lines supported variable-rate debt.

Sempra Global has a $2.5 billion five-year syndicated revolving credit facility expiring in 2010 and a $750 million three-year syndicated revolving credit facility expiring in 2008. At June 30, 2006 and December 31, 2005, Sempra Global had letters of credit of $35 million and $166 million, respectively, outstanding under the facilities. The facilities also provided support for $23 million and $673 million of commercial paper outstanding at June 30, 2006 and December 31, 2005, respectively.

Sempra Commodities has a five-year syndicated revolving credit facility providing up to $1.72 billion of extensions of credit (consisting of borrowings, letters of credit and other credit support accommodations) to Sempra Commodities and certain of its affiliates. The facility expires in 2010. Letters of credit of $389 million and $838 million were outstanding under the facility at June 30, 2006 and December 31, 2005, respectively.

Sempra LNG has a $1.25 billion five-year syndicated revolving credit facility that expires in 2009. The facility provides for the issuance of letters of credit not exceeding $200 million outstanding at any one time. Sempra LNG had $85 million of outstanding letters of credit and no outstanding borrowings under this facility at June 30, 2006. It had $185 million of outstanding letters of credit and $200 million of outstanding borrowings under this facility at December 31, 2005.

The California Utilities have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to the combined borrowing limit for both utilities of $600 million. At June 30, 2006 and December 31, 2005, the California Utilities had no amounts outstanding under this facility. The facility provided support for $21 million and $88 million of commercial paper outstanding at June 30, 2006 and December 31, 2005, respectively.

Additional information concerning these credit facilities is provided in the Annual Report.

In May 2006, Sempra Commodities entered into a $500 million three-year revolving credit facility expiring in 2009 that provides for extensions of credit (consisting of revolving credit borrowings and the issuance of letters of credit and bank guarantees) to Sempra Commodities. Extensions of credit under the facility are guaranteed by Sempra Energy and bear interest at rates varying with market rates plus a fixed credit spread. The facility requires Sempra Energy to maintain, at the end of each quarter, a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65%. Sempra Commodities had $145 million of outstanding borrowings and $354 million of outstanding letters of credit under this facility at June 30, 2006.

Sempra Energy, ConocoPhillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25 percent, 24 percent and 51 percent ownership interests, respectively, in Rockies Express Pipeline LLC (Rockies Express) which is constructing a natural gas pipeline to link natural gas producing areas in the Rocky Mountain region to the upper Midwest and the Eastern United States. Rockies Express has entered into a $2 billion five-year credit facility expiring in 2011 that provides for revolving extensions of credit that are guaranteed severally by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages. Borrowings under the facility will bear interest at rates varying with market rates plus a margin that varies with the credit ratings of the lowest-rated guarantor. The facility requires each guarantor to comply with various financial and other covenants comparable to those contained in its senior unsecured credit facilities, consisting in the case of Sempra Energy primarily of a requirement that it maintain a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65% at the end of each quarter.

Uncommitted Lines of Credit

At June 30, 2006 and December 31, 2005, Sempra Commodities had $1.4 billion and $457 million, respectively, in various uncommitted lines of credit that are guaranteed by Sempra Energy and bear interest at rates varying with market rates and Sempra Energy's credit rating. At June 30, 2006 and December 31, 2005, Sempra Commodities had $129 million and $343 million, respectively, of letters of credit outstanding against these lines. In addition, it had $100 million of short-term borrowings outstanding against these lines at June 30, 2006.

Other Short-term Debt

In addition to the lines of credit and commercial paper, Sempra Energy had $86 million and $82 million of other short-term debt outstanding at June 30, 2006 and December 31, 2005, respectively. The company's weighted average interest rates on the total short-term debt outstanding were 5.87% and 4.54% at June 30, 2006 and December 31, 2005, respectively.

Long-term Debt

In June 2006, SDG&E publicly offered and sold $250 million of 6% first mortgage bonds, maturing in 2026.

Earnings per Share (EPS)

The following tables provide the per share computations of income from continuing operations.

	Three months ended June 30, 2006			Three months ended June 30, 2005

	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts

Basic EPS:
Income from continuing
operations	$185	255,728	$0.73	$119	243,898	$0.49

Effect of dilutive
securities:
Stock options and
restricted stock awards	--	4,592		--	4,027
Equity Units *	--	--		--	2,148

Diluted EPS:
Income from continuing
operations	$185	260,320	$0.71	$119	250,073	$0.47

	Six months ended June 30, 2006			Six months ended June 30, 2005

	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts

Basic EPS:
Income from continuing
operations	$419	254,996	$1.64	$340	238,448	$1.42

Effect of dilutive
securities:
Stock options and
restricted stock awards	--	4,808		--	4,162
Equity Units *	--	--		--	3,162

Diluted EPS:
Income from continuing
operations	$419	259,804	$1.61	$340	245,772	$1.38

* In March and May 2005, respectively, 1,282,390 and 18,373,609 shares of common stock were issued in settlement of the contracts to purchase the company's common stock for $600 million in connection with the Equity Units. Additional information regarding the Equity Units is provided in Note 12 of the notes to Consolidated Financial Statements in the Annual Report.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.
	Three months		Six months
	ended June 30,		ended June 30,

(Dollars in millions)	2006	2005	2006	2005

Net income	$373	$121	$628	$344

Foreign currency adjustments	(13)	10	(25)	(5)

Financial instruments	(2)	(35)	19	(27)

Available-for-sale securities	(1)	--	--	(2)

Comprehensive income	$357	$96	$622	$310

Available-for-Sale Securities

Sempra Commodities had $24 million and $5 million of available-for-sale securities included in Investments at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, the balances in Accumulated Other Comprehensive Income (Loss) related to these securities were immaterial.

Sempra Commodities recorded $15 million in purchases of available-for-sale securities for the six months ended June 30, 2006, including $9 million in purchases of available-for-sale securities for the three months ended June 30, 2006. There was no significant sales activity during the six months ended June 30, 2006.

Sempra Commodities recorded $1 million in purchases and $6 million of sales of available-for-sale securities for the six months ended June 30, 2005. There was no significant activity recorded during the three months ended June 30, 2005.

The cost basis of the sales was determined by the specific identification method and gains of $2 million, net of income tax, were realized as a result of the sales for the six months ended June 30, 2005.

Trading Securities

Securities of $10 million and $12 million were classified as trading securities at June 30, 2006 and December 31, 2005, respectively.

In the three months ended June 30, 2006, Sempra Commodities recorded $5 million of gains related to trading securities, including a gain of $7 million from sales and an unrealized loss of $2 million related to securities held at June 30, 2006.

In the six months ended June 30, 2006, Sempra Commodities recorded $16 million of gains related to trading securities, including a gain of $1 million from the transfer of available-for-sale securities and an unrealized loss of $1 million related to securities held at June 30, 2006.

Investments in Unconsolidated Subsidiaries

In April 2006, Sempra Generation and Riverstone Holdings announced their agreement to sell the jointly owned 632-megawatt (MW) Coleto Creek Power plant (Coleto Creek) for $1.14 billion in cash. The sale closed in July 2006. In a separate transaction, also in July 2006, Sempra Generation sold its interests in the natural gas plants acquired in connection with the Coleto Creek plant. The sale resulted in an after-tax loss of $7 million, which was recorded in the second quarter of 2006 as an impairment of the company's investment.

Sempra Financial

In June 2006, Sempra Financial effectively sold the majority of its interests in affordable housing projects to an unrelated party for $83 million subject to certain guarantees. Because of the guarantees, the transaction has been recorded as a financing transaction rather than as a sale. In the future, the company expects slightly higher income tax rates due to the transaction's almost completely eliminating the income tax benefits from the company's affordable housing investments.

Capitalized Interest

The company recorded $9 million and $23 million of capitalized interest for the three months and the six months ended June 30, 2006, respectively, including the portion of allowance for funds used during construction related to debt. The company recorded $8 million and $13 million of capitalized interest for the three months and six months ended June 30, 2005, respectively, including the portion of allowance for funds used during construction related to debt.

Unpaid Capital Expenditures

During the six months ended June 30, 2006, the amount of unpaid capital expenditures decreased by $30 million.

Other Income (Expense), Net

Other Income (Expense), Net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,

(Dollars in millions)	2006	2005	2006	2005

Equity in losses of unconsolidated subsidiaries	$(14)	$(9)	$(18)	$(8)
Allowance for equity funds used during construction	3	3	7	6
Regulatory interest, net	6	(4)	3	(8)
Sundry, net	--	7	7	15

Total	$(5)	$(3)	$(1)	$5

NOTE 4. DISCONTINUED OPERATIONS

In April 2006, Sempra Generation completed the sale of its 305-MW, coal-fired Twin Oaks Power plant (Twin Oaks) in Texas for $480 million in cash. The sale included the buyer's assumption of certain contracts. The sale was pursuant to Sempra Energy's previously announced plans to sell or refinance its Texas-based power plants due to the increased market valuation of coal-fired power plants in Texas, as discussed in Note 2 of the Annual Report.

During the second quarter of 2006, Sempra Generation completed the sales of Energy Services, which provides energy-saving facilities, and Facilities Management, which manages building heating and cooling facilities, for a total purchase price of $95 million in cash.

In June 2006, Sempra Generation announced an agreement to sell its exploration and production subsidiary, Sempra Energy Production Company (SEPCO), for $227 million in cash. The transaction closed in July 2006.

In June 2006, Sempra Energy's management made the decision to sell Bangor Gas and Frontier Energy, Sempra Pipelines & Storage's natural gas distribution companies located in Bangor, Maine and Elkin, North Carolina, respectively. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the company recorded an after-tax impairment loss of $35 million in the second quarter of 2006. The sale itself will be included in discontinued operations, as will the activities of these businesses prior to the sale.

In the first quarter of 2004, Sempra Energy's board of directors approved management's plan to dispose of its interest in Atlantic Electric & Gas Limited (AEG), which marketed power and natural gas commodities to commercial and residential customers in the United Kingdom.

In accordance with SFAS 144, the above operations have been reflected as discontinued operations for all periods presented in Sempra Energy's Consolidated Financial Statements.

Information concerning discontinued operations is summarized below:

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	Frontier Energy and Bangor Gas	SEPCO	AEG	Consolidated State Tax Adjustment	Total

Three months ended June 30, 2006:
Operating revenues	$3	$7	$3	$9	$--	$--	$22

Income from operations, before
income tax expense (benefit)	$1	$2	$--	$3	$2	$--	$8
Impairment loss	--	--	(59)	--	--	--	(59)
Income tax expense (benefit)	1	--	(24)	1	--	--	(22)
Consolidated state tax adjustment	--	--	--	--	--	(2)	(2)

	--	2	(35)	2	2	(2)	(31)

Gain on disposal, before income
tax expense (benefit)	349	--	--	--	--	--	349
Income tax expense (benefit)	122	(4)	--	--	--	--	118
Consolidated state tax adjustment	--	--	--	--	--	(12)	(12)

	227	4	--	--	--	(12)	219

	$227	$6	$(35)	$2	$2	$(14)	$188

Three months ended June 30, 2005:
Operating revenues	$21	$25	$2	$5	$--	$--	$53

Income (loss) from operations, before
income tax expense (benefit)	$5	$--	$--	$2	$(3)	$--	$4
Income tax expense (benefit)	1	--	--	2	(1)	--	2

	$4	$--	$--	$--	$(2)	$--	$2

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	Frontier Energy and Bangor Gas	SEPCO	AEG	Consolidated State Tax Adjustment	Total

Six months ended June 30, 2006:
Operating revenues	$22	$35	$7	$17	$--	$--	$81

Income from operations, before
income tax expense (benefit)	$2	$6	$--	$6	$2	$--	$16
Impairment loss	--	--	(59)	--	--	--	(59)
Income tax expense (benefit)	1	2	(24)	2	--	--	(19)
Consolidated state tax adjustment	--	--	--	--	--	(2)	(2)

	1	4	(35)	4	2	(2)	(26)

Gain on disposal, before income
tax expense (benefit)	349	--	--	--	--	--	349
Income tax expense (benefit)	122	(20)	--	--	--	--	102
Consolidated state tax adjustment	--	--	--	--	--	(12)	(12)

	227	20	--	--	--	(12)	235

	$228	$24	$(35)	$4	$2	$(14)	$209

Six months ended June 30, 2005:
Operating revenues	$41	$47	$6	$9	$--	$--	$103

Income (loss) from operations, before
income tax expense (benefit)	$10	$(2)	$--	$--	$(3)	$--	$5
Income tax expense (benefit)	3	(1)	--	--	(1)	--	1

	$7	$(1)	$--	$--	$(2)	$--	$4

Balance sheet data are summarized below:

	June 30,	December 31,
(Dollars in millions)	2006	2005

Current assets of discontinued operations:
Twin Oaks	$--	$242
Energy Services and Facilities Management	20	163
Frontier Energy and Bangor Gas	64	100
SEPCO	58	56
AEG	48	50
Consolidated deferred tax assets	26	--

	$216	$611

Current liabilities of discontinued operations:
Twin Oaks	$136	$44
Energy Services and Facilities Management	--	78
Frontier Energy and Bangor Gas	5	5
SEPCO	18	14
AEG	9	10
Consolidated current and deferred tax liabilities	38	--

	$206	$151

NOTE 5. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These are described in Note 5 of the notes to Consolidated Financial Statements in the Annual Report.

Commodity Fair Value Hedges

For commodity derivative instruments designated as fair value hedges, the company recognized net unrealized ineffectiveness losses of $61 million and $65 million, which include time value exclusions of $110 million and $72 million, for the six months ended June 30, 2006 and 2005, respectively. For commodity derivative instruments designated as fair value hedges, the company recognized net unrealized ineffectiveness losses of $0 million and $63 million, which include time value exclusions of $19 million and $13 million, for the three months ended June 30, 2006 and 2005, respectively. These ineffectiveness losses relate to hedges of commodity inventory and are included in Operating Revenues from Sempra Global and parent in the Statements of Consolidated Income.

Cash Flow Hedges

Interest-Rate Swaps

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing after 2033 for fixed rates. The swaps expire in 2009. In the third quarter of 2005, Sempra Pipelines & Storage entered into derivative transactions to hedge future interest payments associated with forecasted borrowings on debt for facilities related to Sempra LNG's Energía Costa Azul project. The swaps expire in 2027. Pretax income (loss) arising from the ineffective portion of the interest-rate cash flow hedges included gains of $2 million and $1 million for the six months ended June 30, 2006 and 2005, respectively. These amounts included losses of $1 million and $3 million for the three months ended June 30, 2006 and 2005, respectively, and are recorded in Other Income (Expense), Net on the Statements of Consolidated Income. The effect of the interest-rate cash flow hedges on other comprehensive income was $7 million and $17 million for the three months and six months ended June 30, 2006, respectively. The effect of the interest-rate cash flow hedges on other comprehensive income was a loss of $1 million for the three months ended June 30, 2005. At June 30, 2006 and December 31, 2005, the balances in Accumulated Other Comprehensive Income (Loss) related to interest-rate cash flow hedges were $21 million and $4 million, respectively.

Other Cash Flow Hedges

For other derivative instruments designated as cash flow hedges, the company recognized net unrealized ineffectiveness gains of $24 million and $14 million for the three months and six months ended June 30, 2006, respectively. For other derivative instruments designated as cash flow hedges, the company recognized net unrealized ineffectiveness losses of $1 million and $2 million for the three months and six months ended June 30, 2005, respectively. The net ineffectiveness gains and losses are primarily associated with hedges of natural gas purchases and sales related to transportation and storage capacity arrangements. Gains and losses are included in Sempra Global and parent Operating Revenues in the Statements of Consolidated Income. The effect of other derivative instruments designated as cash flow hedges on other comprehensive income was $2 million and ($27) million for the six months ended June 30, 2006 and 2005, respectively, including ($9) million and ($34) million for the three months ended June 30, 2006 and 2005, respectively. The balances in Accumulated Other Comprehensive Income (Loss) related to other derivative instruments designed as other cash flow hedges were accumulated losses of $59 million and $61 million at June 30, 2006 and December 31, 2005, respectively.

The balances in Accumulated Other Comprehensive Income (Loss) at June 30, 2006 and December 31, 2005 related to all cash flow hedges were accumulated losses of $38 million and $57 million, respectively. The company expects that $25 million of the losses, which is net of income tax, that is currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges, will be reclassified against earnings during the next twelve months as earnings from the hedged items are realized.

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities, approximate the following:

	June 30,	December 31,
(Dollars in millions)	2006	2005

TRADING ASSETS

Trading-related receivables and deposits, net:
Due from trading counterparties	$2,140	$3,300
Due from commodity clearing organizations and clearing brokers	495	70

	2,635	3,370

Derivative trading instruments:
Unrealized gains on swaps and forwards	2,359	2,554
Over-the-counter (OTC) commodity options purchased	1,718	1,948

	4,077	4,502

Commodities owned	1,863	2,498

Total trading assets	$8,575	$10,370

TRADING LIABILITIES

Trading-related payables	$2,917	$4,127

Derivative trading instruments sold, not yet purchased:
Unrealized losses on swaps and forwards	2,291	2,560
OTC commodity options written	604	686

	2,895	3,246

Commodities sold with agreement to repurchase	218	634

Total trading liabilities	$6,030	$8,007

The average fair values during the three months ended June 30, 2006 for trading assets and liabilities approximate $8.9 billion and $6.5 billion, respectively. For the three months ended June 30, 2005, the amounts were $6.8 billion and $5.5 billion, respectively. The average fair values during the six months ended June 30, 2006 for trading assets and liabilities approximate $9.5 billion and $7.0 billion, respectively. For the six months ended June 30, 2005, the amounts were $6.7 billion and $5.3 billion, respectively.

Sempra Commodities' credit risk from physical and financial instruments as of June 30, 2006 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with its retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $1.9 billion and $2.3 billion at June 30, 2006 and December 31, 2005, respectively.

	June 30,	December 31,
(Dollars in millions)	2006	2005

Counterparty credit quality*
Commodity exchanges	$495	$70
AAA	27	6
AA	258	440
A	730	1,072
BBB	1,071	1,142
Below investment grade or not rated	864	815

Total	$3,445	$3,545

* As determined by rating agencies or by internal models intended to approximate rating-agency determinations.

Sempra Utilities

At the California Utilities, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The California Utilities record transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, in the Statements of Consolidated Income. Unrealized gains and losses related to these derivative instruments are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses associated with these derivative instruments will be recoverable or payable in future rates.

NOTE 6. CALIFORNIA UTILITIES' REGULATORY MATTERS

SAN ONOFRE NUCLEAR GENERATING STATION (SONGS)

On May 5, 2005, the California Public Utilities Commission (CPUC) granted SDG&E a rehearing to resolve what SDG&E has contended was a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of SONGS. On June 14, 2006, the CPUC adopted a decision granting SDG&E an increase in electric rate revenues for 2004 and 2005, which resulted in a $13.2 million increase in pretax income in the second quarter of 2006.

In 2004 Southern California Edison Company (Edison), the operator of SONGS, applied for CPUC approval to replace the steam generators at SONGS, stating that the work needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $680 million (in 2004 dollars).

SDG&E intends to participate in the steam generator replacement project and retain its 20% ownership share of SONGS, subject to CPUC approval. SDG&E is seeking rate recovery of the capital cost of the project, an increased return on equity (11.6%) for SONGS-related capital costs and full cost recovery via balancing account treatment of SDG&E's SONGS-related operating and maintenance costs. In July 2006, SDG&E and the CPUC's Division of Ratepayer Advocates (DRA) reached a settlement supporting SDG&E's participation in the replacement project as well as the balancing account cost recovery. The parties agreed to defer the requested return on equity increase to the next cost of capital proceeding. SDG&E anticipates filing this settlement with the CPUC during August 2006.

OTHER ELECTRIC RESOURCES

On July 3, 2006, SDG&E filed a joint petition for modification with the CPUC requesting approval of a revised Power Purchase Agreement (PPA) between SDG&E and Otay Mesa Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine), for power to be produced from a 573-megawatt generating facility under development in the Otay Mesa area of SDG&E's service territory, based on a non-binding letter of intent between SDG&E and Calpine. The revised transaction would be based on the original PPA approved by the CPUC in February 2006. In addition, the transaction agreement would include, among other things, an option in favor of SDG&E to purchase the facility for a fixed price at the end of the 10-year PPA, and an option in favor of the plant's owners to compel SDG&E to purchase the plant for a lower fixed price at the end of the PPA.  The DRA, The Utility Reform Network (TURN) and the Utility Consumers Action Network (UCAN) joined the petition in support of the request, including an additional return to compensate SDG&E for the effect on its financial ratios from the expected requirement to consolidate Otay Mesa Energy Center, LLC, in accordance with FIN 46. SDG&E is seeking a CPUC decision by September 2006 in order for the facility to be in commercial operation by mid-2009. In addition to CPUC approval, the transaction would require approval of the court having jurisdiction over the Calpine bankruptcy.

In December 2005, SDG&E filed an application with the CPUC proposing the construction of the Sunrise Powerlink, a 500-kV transmission line between the San Diego region and the Imperial Valley, that is estimated to cost $1 billion to $1.4 billion and be able to deliver 1,000 MW by mid-2010. The purpose of the project is to enhance reliability, provide access to renewable resources and lower the cost of certain delivered energy. SDG&E and the Imperial Irrigation District (IID) have entered into a Memorandum of Agreement (MOA) to build the project, subject to the negotiation of a definitive agreement. If the IID participates in the project, SDG&E's share of the project is estimated to be between $700 million and $1.1 billion. In March 2006, SDG&E announced details of the transmission line's proposed route and is continuing its outreach efforts to obtain public support for the project and its proposed route. In August 2006, SDG&E will file an update to its application covering, among other things, the MOA, a detailed environmental assessment and updated benefits of the project. In July 2006, analysts with the California Independent System Operator (ISO) issued a report finding that the proposed transmission line is economically justified and needed to meet the demand for electricity in the region. This report will be presented in August 2006 to the ISO's board of governors, which will vote on the need for the project, a key determinant in the CPUC proceeding. SDG&E's objective is to have a CPUC decision approving the project by mid-2007.

CPUC RULEMAKING REGARDING ENERGY UTILITIES, THEIR HOLDING COMPANIES AND NON-REGULATED AFFILIATES

The CPUC continues to pursue its Order Instituting Rulemaking (OIR) regarding energy utilities, their holding companies and non-regulated affiliates and a final CPUC decision is scheduled for 2006.

ADVANCED METERING INFRASTRUCTURE (AMI)

In March 2005, SDG&E submitted proposals to the CPUC for installing advanced meters with integrated two-way communications functionality. This $450 million advanced metering infrastructure has several features that would encourage customers to conserve electricity and shift usage away from time periods of high prices or capacity constraints, and would also result in various operational efficiency improvements. The proposal calls for the replacement of SDG&E's 1.4 million electric customer meters with AMI meters and would include installation of communication modules on SDG&E's 900,000 natural gas meters. It also includes installation of a communications network, information systems and system integration. CPUC hearings are now planned for September 2006 and a CPUC decision is expected in the first quarter of 2007. If the program is approved by the CPUC as proposed, meter installations are expected to commence in mid-2008 and be completed by late 2010.

GAIN ON SALE RULEMAKING

In the second quarter of 2006, the CPUC adopted a decision standardizing the treatment of gains and losses on future sales of utility property. It provides for an allocation of 100% of the gains and losses from depreciable property to ratepayers and a 50/50 allocation of gains and losses from non-depreciable property between ratepayers and shareholders. Under certain circumstances the CPUC would be able to depart from the standard allocation. The DRA and TURN filed a joint request for rehearing of the decision requesting, among other things, that the CPUC adopt a 90/10 allocation of gains from non-depreciable assets between ratepayers and shareholders.

GENERAL RATE CASE

On August 1, 2006, SoCalGas and SDG&E each tendered to the CPUC a Notice of Intent (NOI) to file a General Rate Case application to establish authorized 2008 revenue requirements and the ratemaking mechanisms by which those revenue requirements will change on an annual basis over the subsequent five-year period (2009-2013). Included in the NOI are proposed mechanisms for earnings sharing, as well as performance indicators with a maximum annual reward/penalty of $13 million at SoCalGas and $15 million at SDG&E during the 2008-2013 period. Relative to authorized revenue requirements for 2006, the NOI represents an increase of $233 million for SoCalGas and $239 million ($37 million for natural gas and $202 million for electric) for SDG&E in 2008. A final CPUC decision is expected in December 2007.

COST OF CAPITAL

SDG&E has filed a petition with the CPUC to extend to 2007 its option to file a request to adjust its existing cost of capital decision, with the resulting changes in return on equity and/or capital structure effective in 2008. The earliest the CPUC can act on the petition is in late August 2006. If the request is denied, SDG&E would have the option to file a request to adjust its cost of capital within 30 days of the date of the denial, with the changes effective in 2007.

NATURAL GAS MARKET OIR

The CPUC is addressing natural gas markets issues, including natural gas market and infrastructure requirements, as part of Phase II of its Natural Gas Market OIR. A proposed decision is expected in the third quarter of 2006 and a final decision shortly thereafter.

In the related proceeding, the CPUC approved in the second quarter of 2006 the California Utilities' Phase I proposal to combine the natural gas transmission costs for SDG&E and SoCalGas so that their customers will pay the same rate for natural gas deliveries at any receipt point once regasified liquefied natural gas (LNG) deliveries begin at the Otay Mesa interconnection. Phase II of this implementation proceeding addresses the California Utilities' proposal to establish firm access rights and off-system delivery services to ensure customers have reliable access to diverse supply sources. The CPUC will hold hearings on these proposals in the third quarter of 2006 and plans to issue a Phase II decision by the end of 2006.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received. During the three months ended June 30, 2006, the incentive rewards approved and included in pretax earnings were $0.9 million related to SoCalGas' PBR and $5.9 million related to SDG&E's PBR. In addition, during the six months ended June 30, 2006, SDG&E included in pretax earnings $6.1 million related to DSM, which was recorded evenly over the six-month period.

In June 2005, SoCalGas filed its GCIM Year 11 application requesting a shareholder reward of $2.5 million. The CPUC has determined that hearings are not necessary, and SoCalGas expects a CPUC decision to be issued by the end of 2006. In June 2006, SoCalGas filed its GCIM Year 12 application requesting a shareholder reward of $9.8 million. A schedule for the proceeding has not been established, but SoCalGas expects a CPUC decision in early 2007.

The cumulative amount of the SoCalGas GCIM and SDG&E natural gas PBR awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $77.7 million, of which $65.4 million has been included in pretax income.

NOTE 7. CONTINGENCIES

LITIGATION

At June 30, 2006, the company's reserves for litigation matters were $691 million, of which $585 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Settlements

The litigation that is the subject of the January 2006 settlements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits alleging that Sempra Energy and the California Utilities unlawfully sought to control natural gas and electricity markets, claimed damages of $23 billion after applicable trebling. A second settlement resolves class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court involving virtually identical allegations to those in the Continental Forge litigation.

On June 14, 2006, the San Diego County Superior Court approved the settlement of the Continental Forge class-action litigation as fair and reasonable and a final order was entered on July 20, 2006. On July 31, 2006, the UCAN filed a notice of appeal of the final order. With respect to the individual Continental Forge lawsuits, the Los Angeles City Council has not yet voted to approve the City of Los Angeles' participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the California Utilities. The Nevada Clark County District Court has preliminarily approved the Nevada class-action settlement and the company expects a final approval at a hearing set for September 8, 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but the company is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

To settle the California and Nevada litigation, the company would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the California Utilities, subject to CPUC approval, regasified LNG from its LNG terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The California Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC on July 25, 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the Department of Water Resources (DWR). The price reductions would be reduced by any amounts in excess of $150 million that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

DWR Contract

The DWR commenced an arbitration proceeding in February 2004 against Sempra Generation with respect to the contract under which Sempra Generation sells electricity to the DWR. Among other things, the DWR disputed a portion of Sempra Generation's billings and its manner of delivering electricity. The DWR also sought rescission of the contract, which expires by its terms in 2011.

In April 2006, the arbitration panel issued its decision. The panel refused to rescind the contract and ruled against the DWR on its most significant claims. However, the panel ruled in favor of the DWR on several contractual issues, including disallowing Sempra Generation's pass through in billings to the DWR of certain amounts for Arizona use taxes, electricity transmission losses and natural gas transportation charges. Sempra Generation recorded an additional pretax charge of $25 million in the first quarter of 2006 to provide for the excess of these amounts over the prior reserve of $48 million. The arbitration panel's ruling is final and binding upon both the DWR and Sempra Generation with respect to the issues that were the subject of the arbitration. The $73 million was paid in the second quarter of 2006.

In February 2006, the DWR commenced another arbitration proceeding against Sempra Generation relating to the manner in which Sempra Generation schedules its Mexicali plant. As relief, the DWR seeks $100 million in damages and an order terminating the contract.

In 2003, Sempra Generation was awarded summary judgment in its favor in a state civil action between Sempra Generation and the DWR, in which the DWR sought to void its contract with Sempra Generation and sought $100 million in punitive damages. On June 21, 2005, the California Court of Appeal reversed the summary judgment decision, concluding that the contract language was ambiguous and that the claims raised by Sempra Generation's complaint and the DWR's cross-complaint for breach of contract and misrepresentation present triable issues of material fact that must be addressed by further evidence and proceedings in the trial court. The case has now been remanded back to the trial court for further proceedings, with a September 15, 2006 jury trial date.

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

In connection with the Continental Forge settlement, Sempra Generation would voluntarily limit the places to which it delivers energy to the DWR and reduce the amount it charges for electricity under the contract in the form of a $4.15 per megawatt-hour discount effective for deliveries after December 31, 2005. Based on the expected volumes of power to be delivered under the contract, this discount would have potential value aggregating $300 million over the remaining six-year term of the contract. As a result of reflecting the price discount of the DWR contract in 2005, earnings reported on the DWR contract for 2006 and subsequent years will continue to reflect original rather than discounted power prices.

Additional details are provided in Note 15 of the notes to Consolidated Financial Statements in the Annual Report.

Other Natural Gas Cases

On November 21, 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the California Utilities had intentionally misled the CPUC in obtaining its approval to use the utilities' California natural gas pipeline capacity to enable Sempra Energy's non-utility subsidiaries to deliver natural gas to a power plant in Mexico. The lawsuit further alleges that, as a result of insufficient utility pipeline capacity to serve both the power plant and California customers, SDG&E curtailed natural gas service to electric generators and large California commercial and industrial customers 17 times in 2000 - 2001, which resulted in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source by electric generating plants. The lawsuit seeks statutory penalties of not less than $1 million, $2,500 for each of an unspecified number of instances of unfair business practices, and unspecified amounts of actual and punitive damages. It also seeks an injunction to require divestiture by Sempra Energy of non-utility subsidiaries to an extent to be determined by the court. A jury trial has been scheduled for the second quarter of 2007.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges that the Sempra Energy defendants conspired with El Paso Natural Gas Company to eliminate competition, prevent the construction of natural gas pipelines to serve Nevada and other Western states, and to manipulate natural gas pipeline capacity and supply and the data provided to price indices, in violation of Nevada's antitrust laws and RICO. Plaintiffs also assert a breach of contract claim against Sempra Commodities. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals, and the matter is pending oral argument before that court.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 antitrust actions that were filed and have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the California Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. In June 2005, the court denied the defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. No trial date has been scheduled for these actions. Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the California Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The District Court has dismissed four of these actions on the grounds that the claims asserted in these suits were preempted under federal law and the Filed Rate Doctrine. The remaining case, which includes conspiracy allegations, has been stayed. Plaintiffs have appealed the dismissals and the matters are pending oral argument in the Ninth Circuit Court of Appeals.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries (SDG&E, Sempra Commodities and Sempra Generation, depending on the lawsuit), that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy and certain non-utility subsidiaries, among others, on the grounds that the claims were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit U.S. Court of Appeals affirmed the district court's ruling and in June 2005, the U.S. Supreme Court declined to review the decision. The company believes that this decision provides a precedent for the dismissal of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets. On October 4, 2005, on the basis of federal preemption and Filed Rate grounds, the San Diego Superior Court dismissed with prejudice the initial consolidated cases that claimed that energy companies, such as the Sempra Energy companies, manipulated the wholesale electricity markets. In December 2005, plaintiffs filed an appeal in that case, which is now being briefed on appeal.

In May 2003, the Port of Seattle filed a similar complaint against a number of energy companies, including Sempra Energy, Sempra Generation and Sempra Commodities. That action was dismissed by the San Diego U.S. District Court in May 2004. Plaintiff appealed the decision and the Ninth Circuit Court of Appeal affirmed the dismissal in March 2006. In May and June 2004, two lawsuits substantially identical to the Port of Seattle case were filed in Washington and Oregon U.S. District Courts. These cases were transferred to the San Diego U.S. District Court and motions to dismiss were granted in both cases in February 2005, and plaintiffs have appealed. Oral argument on these appeals has not yet been scheduled. In October 2004, another case was filed in Santa Clara Superior Court against Sempra Generation, alleging claims substantively identical to those in the Port of Seattle case. This action was removed to the U.S. District Court in April 2005. A similar action against Sempra Generation, alleging that various entities coerced the DWR into long-term contracts to supply electricity that contained unfair and unreasonable terms in violation of California law, was dismissed with prejudice in September 2005, on federal preemption and Filed Rate grounds. The plaintiff did not appeal this dismissal.

On November 16, 2005, the California Attorney General filed litigation against Sempra Commodities, alleging that its traders manipulated wholesale electricity prices during the California energy crisis. The complaint does not specify an amount of damages and civil penalties, although the Attorney General issued a press release indicating that the damages and penalties "should total hundreds of millions of dollars." The case was removed to federal District Court and the Attorney General has filed a motion to remand the case back to the California Superior Court. The District Court is expected to rule, later this year, on the motion to remand and on the motion to dismiss filed by Sempra Commodities. The FERC has previously investigated and entered into settlements with numerous energy trading companies, including Sempra Commodities, regarding similar allegations.

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

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved and/or order the party to issue a refund to ratepayers. At June 30, 2006, the cumulative amount of these shareholder awards was $77.7 million, of which $65.4 million has been included in net income.

Edison has been the only party investigating the activities of SoCalGas, SDG&E and other Sempra Energy companies in the Border Price Investigation, and pursuing claims against them in the investigation. SoCalGas, SDG&E and Sempra Energy reached a settlement in May 2006 with Edison that, subject to CPUC review and approval, would resolve disputes between SoCalGas, SDG&E, the other Sempra Energy companies and Edison arising over the last several years regarding the actions and activities being reviewed in the Border Price Investigation. The settlement would provide additional transparency for the natural gas storage and procurement activities of SoCalGas and SDG&E, expand and revise SoCalGas' non-core storage program, combine the California Utilities' core gas procurement functions and provide that all natural gas procurement hedging activities by SoCalGas and SDG&E will be outside the procurement incentive mechanisms and paid for by customers. Edison has agreed to support dismissal of the Border Price Investigation. In June 2006, the CPUC granted the motion to stay the Border Price Investigation proceedings to allow the CPUC to consider the settlement.

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

Various parties appealed aspects of the FERC's order to the Ninth Circuit Court of Appeals. In September 2005, the Court of Appeals held that the FERC did not have jurisdiction to order refunds from governmental entities and the California investor-owned utilities, including SDG&E, subsequently filed claims with the various governmental entities to recoup monies paid over and above the just and reasonable rate for power in the 2000-2001 time frame. On August 2, 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), the court also found that the FERC had erred in not considering disgorgement of profits and other remedies for tariff violations that may have occurred prior to October 2, 2000. The Court of Appeals remanded the matter to the FERC for further proceedings.

Sempra Commodities previously established reserves for its estimated refund liability that were adjusted during 2004 and 2005 to reflect, among other things, the estimated effect of the FERC's revision of the benchmark prices it will use to calculate refunds, and Sempra Generation recorded its share of the 2004 and 2005 amounts related to its transactions with Sempra Commodities.

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

At June 30, 2006, Sempra Commodities remains due approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the FERC refund case. The company believes adequate reserves have been recorded.

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

On June 25, 2003, the FERC issued several orders requiring various entities to show cause why they should not be found to have violated California ISO and PX tariffs. First, the FERC directed 43 entities, including Sempra Commodities, to show cause why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. Second, the FERC directed more than 20 entities, including Sempra Commodities, to show cause why their activities, in partnership or in alliance with others, during the same period did not constitute gaming and/or anomalous market behavior in violation of the tariffs. Remedies for confirmed violations could include disgorgement of profits and revocation of market-based rate authority. In October 2003, Sempra Commodities agreed to pay $7.2 million in full resolution of these investigations. That liability was recorded as of December 31, 2003. The Sempra Commodities settlement was approved by the FERC in August 2004. Certain California parties have sought rehearing on this order and the FERC has not yet responded. As a result of the August 2, 2006, decision of the Court of Appeals in the refund proceedings discussed above, additional litigated FERC proceedings alleging tariff violations and seeking profits disgorgement or other remedies may be commenced.

Other Litigation

The company and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs claiming that various emissions resulted in cancer or fear of cancer. Twelve initial plaintiffs have a trial scheduled for the fourth quarter of 2006, in which they seek unspecified compensatory and punitive damages. Sempra Energy has submitted the case to its insurers, who have reserved their rights with respect to coverage.

In 1998, Sempra Energy and the California Utilities converted their traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. On July 8, 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action. In March 2006, the court dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling.

In May 2003, a federal judge issued an order finding that the Department of Energy's (DOE) environmental assessment of Sempra Generation's Termoelectrica de Mexicali (TDM) plant and another, unrelated Mexicali power plant failed to evaluate the plants' environmental impact adequately and called into question the U.S. permits they received to build their cross-border transmission lines. The judge ordered the DOE to conduct additional environmental studies and denied the plaintiffs' request for an injunction blocking operation of the transmission lines, thus allowing the continued operation of the TDM plant. The DOE performed an Environmental Impact Study and the U.S. permits were reissued in April 2005. In August 2005, plaintiff filed an amended complaint that challenges the agency action on the reissued permits, claiming that the government failed to comply with federal environmental regulations in issuing new permits. In April 2006, the plaintiffs filed a motion for summary judgment and in June 2006, the government defendants and the intervenors, including TDM, filed cross motions for summary judgment. A hearing on these motions is scheduled for October 2006.

The company believes it has meritorious defenses to all litigation and the ultimate outcome would not differ from recorded reserves, where applicable, by amounts material to its financial position.

ARGENTINE INVESTMENTS

As a result of the devaluation of the Argentine peso at the end of 2001 and subsequent further declines, Sempra Pipelines & Storage reduced the carrying value of its investment downward by a cumulative total of $202 million as of June 30, 2006 ($201 million as of December 31, 2005). The reductions do not affect the calculation of the company's net income unless the company were to dispose of its investment.

A decision is expected in late 2006 on Sempra Pipelines & Storage's arbitration proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of Sempra Pipelines & Storage's investments that has resulted from Argentine governmental actions. Sempra Energy also has a $48.5 million political-risk insurance policy under which it filed a claim to recover a portion of the investments' diminution in value, which claim was rejected in May 2006 by the arbitration panel.

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

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.14 million in SDG&E's case).

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

INCOME TAX MATTERS

The company's income tax returns are routinely examined by federal and state tax agencies. During 2005, the company resolved a number of issues in its federal and state income tax examinations that span the 1998 - 2001 period and recorded their effects. During 2006, the company resolved many of the remaining issues for these periods and several issues related to 2002 and 2003. Since not all issues have been resolved, the income tax liabilities for these years are not yet finally determined and the company continues to work with the agencies to respond to inquiries and resolve issues.

The company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At June 30, 2006, $29 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of income tax issues for all open periods will have a materially adverse effect upon its results of operations or financial condition.

Section 29 Income Tax Credits

The Internal Revenue Service has conducted various examinations of the partnerships associated with the Section 29 income tax credits, covering various years as recent as 2000, depending on the partnership. It has reported no change in the credits. From acquisition of the facilities in 1998, the company has generated Section 29 income tax credits of $450 million through June 30, 2006, of which $2 million and $16 million were recorded during the three months and six months ended June 30, 2006, respectively.

Section 29 income tax credits recorded in the first half of 2006 assume there will be a 71% phase-out of Section 29 credits in 2006 due to increases in the price of oil.

In June 2006, Sempra Financial effectively sold the majority of its interests in affordable housing projects to an unrelated party subject to certain guarantees. Because of the guarantees, the transaction has been recorded as a financing transaction rather than as a sale. In the future, the company expects slightly higher income tax rates due to the transactions' almost completely eliminating the income tax benefits from the company's affordable housing investments.

NOTE 8. SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has four separately managed reportable segments (SoCalGas, SDG&E, Sempra Commodities and Sempra Generation), which are described in the Annual Report. The "all other" amounts consist primarily of parent organizations, Sempra Pipelines & Storage and Sempra LNG.

The accounting policies of the segments are described in the notes to Consolidated Financial Statements in the Annual Report, and segment performance is evaluated by management based on reported net income. California Utility transactions are based on rates set by the CPUC and the FERC.

The operations that were discontinued in the first half of 2006, as described in Note 4, had been in the Sempra Generation segment, with the exception of Bangor Gas and Frontier Energy, which were in the Sempra Pipelines & Storage business unit. The amounts related to discontinued operations in the following tables are included in "all other," unless otherwise noted.

	Three months end June 30,				Six months ended June 30,

(Dollars in millions)	2006		2005		2006		2005

OPERATING REVENUES
SoCalGas	$908	36%	$940	42%	$2,333	40%	$2,181	45%
SDG&E	664	27	539	24	1,386	24	1,160	24
Sempra Commodities	614	25	446	20	1,394	24	904	18
Sempra Generation	257	10	309	14	653	11	686	14
All other	52	2	72	3	128	2	137	3
Adjustments and eliminations	(6)	--	(32)	(1)	(30)	--	(65)	(1)
Intersegment revenues	(3)	--	(51)	(2)	(42)	(1)	(133)	(3)

Total	$2,486	100%	$2,223	100%	$5,822	100%	$4,870	100%

INTEREST EXPENSE
SoCalGas	$16		$11		$34		$22
SDG&E	24		18		46		34
Sempra Commodities	16		9		33		17
Sempra Generation	(1)		5		7		11
All other	98		110		156		158
Intercompany eliminations	(66)		(81)		(93)		(96)

Total	$87		$72		$183		$146

INTEREST INCOME
SoCalGas	$13		$3		$16		$5
SDG&E	(8)		--		(4)		5
Sempra Commodities	1		3		2		5
Sempra Generation	1		2		3		3
All other	84		85		115		100
Intercompany eliminations	(66)		(81)		(93)		(96)

Total	$25		$12		$39		$22

DEPRECIATION AND AMORTIZATION
SoCalGas	$67	39%	$66	42%	$133	40%	$132	42%
SDG&E	80	47	66	42	147	45	131	42
Sempra Commodities	6	4	7	4	13	4	14	4
Sempra Generation	11	6	10	6	22	7	18	6
All other	7	4	9	6	13	4	19	6

Total	$171	100%	$158	100%	$328	100%	$314	100%

INCOME TAX EXPENSE
SoCalGas	$43		$34		$80		$81
SDG&E	38		20		73		47
Sempra Commodities	46		15		108		30
Sempra Generation	9		20		34		46
All other	(40)		(56)		(91)		(163)

Total	$96		$33		$204		$41

NET INCOME (LOSS)
SoCalGas*	$58	16%	$58	48%	$107	17%	$127	37%
SDG&E*	65	17	29	24	112	18	88	26
Sempra Commodities	69	18	26	21	185	29	55	16
Sempra Generation	17	5	22	18	57	9	67	20
Discontinued operations	188	50	2	2	209	33	4	1
All other	(24)	(6)	(16)	(13)	(42)	(6)	3	--

Total	$373	100%	$121	100%	$628	100%	$344	100%

*after preferred dividends

	June 30,		December 31,
(Dollars in millions)	2006		2005

ASSETS
SoCalGas	$5,919	22%	$6,007	21%
SDG&E	7,468	27	7,492	26
Sempra Commodities	9,469	35	11,262	38
Sempra Generation	2,276	8	2,313	8
Discontinued operations	216	1	611	2
All other	2,706	10	2,308	8
Intersegment receivables	(767)	(3)	(747)	(3)

Total	$27,287	100%	$29,246	100%

	Six months ended June 30,

(Dollars in millions)	2006		2005

CAPITAL EXPENDITURES
SoCalGas	$193	22%	$146	25%
SDG&E	723	81	196	34
Sempra Commodities	14	1	22	4
Sempra Generation	35	4	83	15
Intercompany eliminations and all other	(72)	(8)	127	22

Total	$893	100%	$574	100%

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide electric, natural gas and other products and services to its customers. Operations are divided into the California Utilities and Sempra Global.

RESULTS OF OPERATIONS

Net income increased $284 million (83%) to $628 million for the six months ended June 30, 2006, compared to the corresponding period of 2005. For the three months ended June 30, 2006, net income increased $252 million (208%) to $373 million over the corresponding period of 2005.

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting net income and operating income for the six and three month periods ended June 30, 2006 and 2005. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Six months ended June 30
	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$628	$344	$749	$479
Discontinued operations:
Loss (income) from operations	26	(4)	--	--
Gain on disposal	(235)	--	--	--
Regulatory matters	(12)	--	(19)	--
California energy crisis litigation reserves	16	6	21	10
Resolution of prior years' income tax issues	(12)	(63)	--	--
Impairment loss	7	--	11	--

	$418	$283	$762	$489

Three months ended June 30
	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$373	$121	$337	$202
Discontinued operations:
Loss (income) from operations	31	(2)	--	--
Gain on disposal	(219)	--	--	--
Regulatory matters	(12)	--	(19)	--
California energy crisis litigation reserves	(5)	3	(8)	6
Resolution of prior years' income tax issues	(10)	(4)	--	--
Impairment loss	7	--	11	--

	$165	$118	$321	$208

Net Income by Business Unit

	Six months ended June 30,

(Dollars in millions)	2006		2005

California Utilities
Southern California Gas Company *	$107	17%	$127	37%
San Diego Gas & Electric Company *	112	18	88	26

Total California Utilities	219	35	215	63

Sempra Global
Sempra Commodities	185	29	55	16
Sempra Generation **	57	9	67	20
Sempra Pipelines & Storage **	39	6	29	8
Sempra LNG	(22)	(3)	(10)	(3)

Total Sempra Global	259	41	141	41

Parent and other ***	(59)	(9)	(16)	(5)

Income from continuing operations	419	67	340	99
Discontinued operations, net of tax	209	33	4	1

Net income	$628	100%	$344	100%

	Three months ended June 30,

(Dollars in millions)	2006		2005

California Utilities
Southern California Gas Company *	$58	16%	$58	48%
San Diego Gas & Electric Company *	65	17	29	24

Total California Utilities	123	33	87	72

Sempra Global
Sempra Commodities	69	18	26	21
Sempra Generation **	17	5	22	18
Sempra Pipelines & Storage **	28	8	16	13
Sempra LNG	(17)	(5)	(5)	(4)

Total Sempra Global	97	26	59	48

Parent and other ***	(35)	(9)	(27)	(22)

Income from continuing operations	185	50	119	98
Discontinued operations, net of tax	188	50	2	2

Net income	$373	100%	$121	100%

* After preferred dividends

** Excludes amounts now classified as discontinued operations.

*** Includes after-tax interest expense of $53 million and $49 million for the six months ended June 30, 2006 and 2005, respectively, and after-tax interest expense of $26 million and $24 million for the three months ended June 30, 2006 and 2005, respectively; intercompany eliminations recorded in consolidation; and certain corporate costs incurred at Sempra Global. Prior-period amounts have been revised to include Sempra Financial, which previously had been shown separately.

California Utility Revenues and Cost of Sales

During the six months ended June 30, 2006, natural gas revenues increased compared to the corresponding period in 2005 as a result of higher volumes and higher natural gas costs, which are passed on to customers. Natural gas revenues decreased in the three months ended June 30, 2006 due to lower cost of natural gas. Electric revenues increased for the six months and three months ended June 30, 2006, compared to the corresponding periods in 2005, primarily due to increased costs that are passed through to customers, increased authorized revenues at San Onofre Nuclear Generating Station (SONGS) and the addition of the Palomar generating plant.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to customers on a substantially concurrent basis. However, Southern California Gas Company's (SoCalGas) gas cost incentive mechanism (GCIM) and San Diego Gas & Electric Company's (SDG&E) natural gas procurement performance-based regulation mechanism allow the California Utilities to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 14 of the notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the natural gas and electric volumes and revenues by customer class for the six month periods ended June 30.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2006:
Residential	163	$1,889	1	$3	164	$1,892
Commercial and industrial	67	670	139	107	206	777
Electric generation plants	--	1	102	48	102	49
Wholesale	--	--	12	4	12	4

	230	$2,560	254	$162	484	2,722
Balancing accounts and other						(54)

Total						$2,668

2005:
Residential	157	$1,649	1	$3	158	$1,652
Commercial and industrial	66	591	138	87	204	678
Electric generation plants	--	2	89	36	89	38
Wholesale	--	--	11	3	11	3

	223	$2,242	239	$129	462	2,371
Balancing accounts and other						117

Total						$2,488

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)

	2006		2005

	Volumes	Revenue	Volumes	Revenue

Residential	3,534	$387	3,446	$351
Commercial	3,225	309	3,164	312
Industrial	1,065	75	1,030	69
Direct access	1,654	65	1,628	56
Street and highway lighting	51	5	48	6

	9,529	841	9,316	794
Balancing accounts and other		187		6

Total		$1,028		$800

Although commodity costs associated with long-term contracts allocated to SDG&E from the Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Sempra Global and Parent Operating Revenues

Sempra Global and parent operating revenues increased by $544 million (34%) in the six months ended June 30, 2006 to $2.1 billion and by $156 million (20%) for the three months ended June 30, 2006 to $918 million compared to the corresponding periods of the prior year. The increases reflect increased trading activity and higher commodity prices at Sempra Commodities, primarily as a result of increased volatility in the power and natural gas markets.

Other Cost of Sales

Other cost of sales, which consists primarily of cost of sales at Sempra Global, increased by $133 million (12%) in the six months ended June 30, 2006 to $1.2 billion and by $17 million (3%) in the three months ended June 30, 2006 to $547 million, primarily due to higher commodity costs associated with the higher operating revenues noted above for Sempra Commodities.

Other Operating Expenses

Other operating expenses increased by $292 million (27%) in the six months ended June 30, 2006 to $1.4 billion and by $147 million (28%) in the three months ended June 30, 2006 to $679 million. The increases were primarily due to an increase in expenses at Sempra Commodities attributable to the growth in revenues noted above. In addition, the increases were due to increased operating costs at the California Utilities.

Other Income (Expense), Net

Other income (expense), net, consists primarily of equity earnings from unconsolidated subsidiaries, allowance for equity funds used during construction and regulatory interest. Other expense was $1 million for the six months ended June 30, 2006 compared to other income of $5 million for the six months ended June 30, 2005. Other expense increased $2 million (67%) to $5 million for the three months ended June 30, 2006. The increases in other expense in 2006 were primarily due to lower earnings generated by Sempra Generation's Topaz Power Partners (Topaz) investment, as a result of the impairment of its natural gas plants held for sale at June 30, 2006.

Interest Expense

Interest expense increased by $37 million (25%) to $183 million for the six months ended June 30, 2006 and by $15 million (21%) to $87 million for the three months ended June 30, 2006. The increases were due to increased debt at the California Utilities and the accretion of interest related to the California energy crisis litigation settlement.

Income Taxes

Income tax expense was $204 million and $41 million for the six months ended June 30, 2006 and 2005, respectively, and the effective income tax rates were 34 percent and 12 percent, respectively.

Income tax expense was $96 million and $33 million for the three months ended June 30, 2006 and 2005, respectively, and the effective income tax rates were 36 percent and 24 percent, respectively.

The increases in expense for both the three months and the six months ended June 30, 2006 were due to higher pretax income from continuing operations and the higher effective tax rates. For the six months ended June 30, 2006, the increase in the effective rate was due primarily to lower favorable resolution of prior years' income tax issues in 2006 compared to 2005, the anticipated phase-out of Section 29 credits and lower tax benefits for Sempra Financial. For the three months ended June 30, 2006, the increase in the effective tax rate was due to the anticipated phase-out of Section 29 credits and lower tax benefits for Sempra Financial.

Discontinued Operations

During the second quarter of 2006, Sempra Generation completed the sales of the Twin Oaks Power plant and its Energy Services and Facilities Management businesses. In June 2006, Sempra Generation announced that it was selling SEPCO, its exploration and production subsidiary. The sale closed in July 2006. Also in June 2006, Sempra Energy's management decided to sell Bangor Gas and Frontier Energy, Sempra Pipelines & Storage's natural gas distribution companies.

In the second quarter of 2004, Sempra Energy disposed of its interest in Atlantic Electric & Gas Limited (AEG), a marketer of power and natural gas commodities to commercial and residential customers in the United Kingdom.

Note 4 of the notes to Consolidated Financial Statements provides further details on these discontinued operations.

Net Income

Changes in net income are summarized in the tables shown previously under "Comparison of Earnings."

Business Unit Results

Southern California Gas Company

Net income for SoCalGas decreased by $20 million (16%) to $107 million for the six months ended June 30, 2006, due primarily to the California Public Utilities Commission's (CPUC) Cost of Service decision in 2005 that eliminated 2004 revenue sharing, increasing 2005 net income by $11 million; higher interest expense in 2006 of $5 million due to increased debt; increased operating costs in excess of higher authorized margins, resulting in a reduction in net income in 2006 of $4 million; higher revenue sharing in 2006 and a favorable adjustment in 2005 for GCIM awards resulting in a reduction in net income in 2006 of $4 million; and the favorable resolution in 2005 of prior years' income tax issues, increasing 2005 net income by $4 million. The decreases were offset by the positive resolution of a natural gas royalty matter resulting in a $7 million increase in 2006 net income and an adjustment to the California energy crisis litigation reserves, which increased 2006 net income by $3 million. Net income for SoCalGas for the three months ended June 30, 2006 was the same as for the corresponding period for 2005. The positive resolution of a natural gas royalty matter in 2006 increasing net income by $7 million and the adjustment to the California energy crisis litigation reserves in 2006 increasing net income by $3 million were offset by higher revenue sharing in 2006 and the favorable adjustment in 2005 for GCIM awards resulting in a reduction of net income in 2006 of $4 million and higher interest expense of $2 million in 2006 due to increased debt.

San Diego Gas & Electric Company

Net income for SDG&E increased by $24 million (27%) to $112 million for the six months ended June 30, 2006 and by $36 million (124%) to $65 million for the three months ended June 30, 2006. The increase in the six month period ended June 30, 2006 was primarily due to a $17 million increase from SDG&E's electric generation activities due to increased authorized revenues at SONGS and the commencement of commercial operation of the Palomar generating plant in 2006; an $8 million increase in 2006 due to the CPUC's authorization for retroactive recovery of SONGS revenues related to a computational error in the 2004 Cost of Service; an increase of $5 million in 2006 due to authorized margins in excess of operating costs; an increase of $4 million resulting from Federal Energy Regulatory Commission (FERC) approval to recover prior year Independent System Operator (ISO) charges in 2006; and a $4 million increase resulting from the 2006 CPUC approval of 2005 Performance-Based Regulation (PBR) awards; partially offset by $14 million lower favorable resolution of prior years' income tax issues.

The increase in the three month period ended June 30, 2006 was due to the same factors, adjusted by the fact that most of the 2005 income tax resolutions occurred during the three months ended March 31, 2005.

Sempra Commodities

Sempra Commodities' net income increased by $130 million (236%) to $185 million for the six months ended June 30, 2006 and by $43 million (165%) to $69 million for the three months ended June 30, 2006 due to improved margins in North America and in natural gas and power. In addition to the effect of changing prices and volumes, earnings variability will continue in future periods as a result of natural gas and oil inventories, and of storage and transportation capacity contracts not being marked to market while the economically offsetting derivative instruments are marked to market. Margin, summarized below by geographical region and product line, consists of net revenues less related costs (primarily brokerage, transportation and storage) plus or minus net interest income/expense, and is used by management in evaluating its geographical and product line performance. Results for the six months and the three months ended June 30, 2006 include $51 million and $32 million, respectively, of gains recorded at the time a structured derivative is originated, commonly referred to as "day one" gains.

	Six months ended June 30,
Margin (Dollars in millions)	2006		2005

Geographical:
North America	$606	96%	$294	102%
Europe and Asia	24	4	(6)	(2)

	$630	100%	$288	100%

Product Line:
Natural gas	$284	45%	$1	--%
Power	211	33	124	43
Oil - crude and products	86	14	71	25
Metals	25	4	39	14
Other	24	4	53	18

	$630	100%	$288	100%

	Three months ended June 30,
Margin (Dollars in millions)	2006		2005

Geographical:
North America	$247	93%	$169	126%
Europe and Asia	18	7	(35)	(26)

	$265	100%	$134	100%

Product Line:
Natural gas	$105	40%	$16	12%
Power	110	42	82	61
Oil - crude and products	33	12	(9)	(7)
Metals	(2)	(1)	25	19
Other	19	7	20	15

	$265	100%	$134	100%

Other includes synthetic fuel credit operations of $33 million and $51 million for the six month periods ended June 30, 2006 and 2005, respectively, which contributed $10 million and $16 million to net income for the same periods, respectively. For the three month periods ended June 30, 2006 and 2005, other includes synthetic fuel credit operations of $13 million and $21 million, respectively, which contributed $4 million and $6 million to net income for the same periods, respectively.

A summary of Sempra Commodities' unrealized revenues for trading activities follows:

	Six months ended June 30,

(Dollars in millions)	2006	2005

Balance at January 1	$1,488	$1,193
Additions	1,429	416
Realized	(1,680)	(707)

Balance at June 30	$1,237	$902

The estimated fair values as of June 30, 2006, and the scheduled maturities related to the unrealized revenues are (dollars in millions):

	Fair Market	Scheduled Maturity (in months)

Source of fair value	Value	0-12	13-24	25-36	>36

Prices actively quoted	$1,125	$259	$417	$323	$126
Prices provided by other
external sources	62	(5)	1	--	66
Prices based on models
and other valuation
methods	(30)	--	--	--	(30)

Over-the-counter (OTC)
revenue	1,157 *	254	418	323	162
Exchange contracts **	80	232	40	(130)	(62)

Total	$1,237	$486	$458	$193	$100

* The present value of unrealized revenue to be received from outstanding OTC contracts.

** Cash received (paid) associated with open exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income decreased by $10 million (15%) to $57 million for the six months ended June 30, 2006, primarily due to a $7 million impairment loss associated with its investment in the Topaz natural gas plants and additional litigation reserves of $15 million recorded as a result of the April 2006 DWR arbitration decision, offset by gains of $12 million related to the transfer of the Palomar generating plant to SDG&E, including recovery of costs previously expensed during the development phase of the project, profits, and the incentive award for positive heat-rate performance. The DWR arbitration decision is discussed in Note 7 of the notes to Consolidated Financial Statements. Additionally, Sempra Generation's net income decreased by $5 million (23%) to $17 million for the three months ended June 30, 2006, primarily due to the impairment loss.

Sempra Pipelines & Storage

Net income for Sempra Pipelines & Storage increased by $10 million (34%) to $39 million for the six months ended June 30, 2006 and by $12 million (75%) to $28 million for the three months ended June 30, 2006. The increases for both periods were primarily due to favorable resolution of prior years' income tax issues in 2006.

Sempra LNG

Net loss for Sempra LNG increased by $12 million (120%) to $22 million for the six months ended June 30, 2006 and by $12 million (240%) to $17 million for the three months ended June 30, 2006. The increases for both periods were due to a mark-to-market loss related to a natural gas marketing agreement with Sempra Commodities.

Parent and Other

The net loss for Parent and Other increased by $43 million (269%) to $59 million for the six months ended June 30, 2006, primarily due a $43 million favorable resolution of prior years' income tax issues in 2005 and lower 2006 income tax benefits at Sempra Financial, offset by $8 million of after-tax interest income related to an insurance claim in 2006. The net loss for Parent and Other increased by $8 million (30%) to $35 million for the three months ended June 30, 2006 primarily due to lower income tax benefits at Sempra Financial, offset by interest income from the insurance claim.

CAPITAL RESOURCES AND LIQUIDITY

The company's California Utility operations and Sempra Generation's power sale contract with the DWR generally are the major sources of liquidity. A substantial portion of the funding of the company's capital expenditures and its ability to pay dividends is dependent on the relatively stable pattern of earnings by the California Utilities and Sempra Generation's long-term power sale contracts. The availability of capital for other business operations is also greatly affected by Sempra Commodities' liquidity and margin requirements, which fluctuate substantially. Sempra Generation's margin requirements, as discussed below, may also fluctuate substantially. The company's expansion, particularly in the liquefied natural gas (LNG) business, also requires the issuances of securities from time to time.

At June 30, 2006, the company had $721 million in unrestricted cash and $6.3 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. Of these lines, $16 million supported variable-rate debt.

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

At the California Utilities, cash flows from operations, security issuances and/or capital contributions by Sempra Energy are expected to continue to be adequate to meet utility capital expenditure requirements. In March 2006, SDG&E purchased the 550-megawatt (MW) Palomar generating plant in Escondido, California, from Sempra Generation, which built the facility. As a result, SDG&E's dividends to Sempra Energy have been suspended to increase SDG&E's equity, and the level of future common dividends will be affected by SDG&E's increased capital expenditures.

Sempra Commodities provides or requires cash as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by credit ratings and commodity price fluctuations) and the length of its various trading positions. At June 30, 2006, Sempra Commodities' intercompany borrowings were $613 million, down from $638 million at December 31, 2005. Sempra Commodities' external debt was $352 million and $103 million at June 30, 2006 and December 31, 2005, respectively. Company management continuously monitors the level of Sempra Commodities' cash requirements in light of the company's overall liquidity.

Sempra Generation's projects have been financed through a combination of operating cash flow, project financing, funds from the company and external borrowings. Its 2006 asset sales, discussed in Notes 3 and 4 of the notes to Consolidated Financial Statements, are providing funds to assist in financing other projects.

Sempra Generation's long-term power sale contracts typically contain collateral requirements. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of June 30, 2006, Sempra Generation had $17 million of outstanding collateral requirements under these contracts. The significant reduction of the collateral requirements since December 31, 2005 was primarily due to the sale of Twin Oaks in 2006.

Sempra Pipelines & Storage is expected to require funding from the company and/or external sources to continue the expansion of its existing natural gas distribution operations in Mexico, its Liberty Gas Storage (Liberty) facility, its participation in the development of Rockies Express Pipeline (REX), a natural gas pipeline, in conjunction with Kinder Morgan Energy Partners, L.P. (KMP) (discussed below) and its planned development of pipelines to serve LNG facilities expected to be developed in Baja California, Mexico; Louisiana and Texas.

Sempra LNG will require funding for its development of LNG receiving facilities. While Sempra LNG's $1.25 billion credit facility and other Sempra Energy sources are expected to be adequate for these requirements, the company may decide to use project financing if that is believed to be advantageous.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $202 million (34%) to $792 million for 2006. The change was primarily due to a return of collateral requirements of $83 million due to the sale of Twin Oaks, an $83 million higher increase in overcollected regulatory balancing accounts at the California Utilities and a $79 million increase in income from continuing operations.

For the six months ended June 30, 2006, the company made contributions of $7 million and $19 million to the pension and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities decreased by $204 million (37%) to $354 million for 2006. The change was primarily attributable to $574 million in proceeds from sales of assets, primarily the sales of Twin Oaks and the Energy Services and Facilities Management businesses at Sempra Generation, offset by a $319 million increase in capital expenditures.

In June 2006, Sempra Pipelines & Storage and KMP announced that ConocoPhillips, an integrated petroleum company based in Houston, Texas, has exercised its option to acquire a 25 percent interest in Rockies Express Pipeline LLC (Rockies Express), 24 percent currently and an additional 1 percent interest to be acquired after pipeline construction is completed. This reduces Sempra Pipelines & Storage's ownership interest in the project to 25 percent from its previous one-third ownership interest. KMP currently owns 51 percent of the equity in the project and will own 50 percent when construction, which has begun, is completed. Also in June 2006, Sempra Pipelines & Storage and KMP announced the start of binding open season to solicit support to extend the REX east from its proposed terminus at the Clarington Hub in Monroe County, Ohio, to Oakford, Pennsylvania. The pipeline extension of about 100 miles is designed to provide up to 1.8 billion cubic feet (bcf) per day of firm transportation capacity. Subject to shipper support and regulatory approval, the extension is expected to begin service in early 2010. In connection with new financing received by Rockies Express, Sempra Pipelines & Storage and KMP were repaid their initial capital contributions. In May 2006, Sempra Pipelines & Storage announced that Rockies Express has filed for authorization from the FERC to construct the pipeline. Additional discussion of the Rockies Express project was provided in the Annual Report.

In June 2006, Sempra LNG received approval from the FERC to construct the Port Arthur LNG receipt terminal in Texas, which will be capable of processing up to 3 bcf per day of natural gas. In May 2006, Sempra LNG received non-binding expressions of interest in the potential expansion of its Energía Costa Azul LNG receipt terminal in Baja California, Mexico, totaling 2.9 bcf per day of natural gas, which is nearly double the proposed scope of the expansion project. The ultimate scope of the expansion project will depend on the outcome of negotiations for commercial agreements. Sempra LNG and Merrill Lynch Commodities Inc. (MLC) are in the process of negotiating an extension of time for MLC to obtain a supply of LNG, a condition precedent to Sempra LNG's terminal services agreement with MLC that was signed in March 2006 and described in the company's Form 10-Q for the quarter ended March 31, 2006.

The company expects to make capital expenditures and investments of $2 billion in 2006. Significant capital expenditures and investments are expected to include $700 million at SDG&E, excluding the purchase of the Palomar generating plant, $400 million at SoCalGas for plant improvements and $900 million of capital expenditures at the other subsidiaries, including the development of pipelines and LNG facilities. These expenditures and investments are expected to be financed by cash flows from operations, asset sales and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities totaled $(486) million and $277 million for the six months ended June 30, 2006 and 2005, respectively. The change was due to a $600 million issuance of common stock in 2005 in connection with the Equity Units' $600 million purchase contract settlement, a $512 million decrease in short-term borrowings and a $15 million increase in common dividends paid in 2006, offset by the redemption of $200 million of mandatorily redeemable preferred securities in 2005 and an $88 million open market repurchase of common stock in the first half of 2005. Additionally, in June 2006, Sempra Financial effectively sold the majority of its interests in affordable housing projects to an unrelated party subject to certain guarantees. Because of the guarantees, the $83 million of proceeds from the transaction has been recorded as a borrowing rather than as a sale.

COMMITMENTS

At June 30, 2006, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $250 million related to new natural gas contracts at SoCalGas, decreases of $400 million in coal contract commitments in connection with the sale of Twin Oaks, an increase of $250 million related to the issuance of first mortgage bonds at SDG&E and a $50 million increase in 2007 construction commitments. The future payments under the new contracts at SoCalGas are expected to be $150 million for 2006 and $100 million for 2007. The bonds are expected to mature in 2026.

FACTORS INFLUENCING FUTURE PERFORMANCE

The California Utilities' operations and the long-term contracts of Sempra Generation generally provide relatively stable earnings and liquidity. Sempra LNG and Sempra Pipelines & Storage are expected to provide substantial and relatively stable earnings and liquidity upon the successful completion of their construction programs, but to require substantial funding during the construction period. Sempra Commodities experiences significant volatility in earnings and liquidity requirements. Notes 6 and 7 of the notes to Consolidated Financial Statements herein and Notes 13 through 15 of the notes to Consolidated Financial Statements in the Annual Report also describe matters that could affect future performance.

Litigation

Note 7 of the notes to Consolidated Financial Statements herein and Note 15 of the notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis and Sempra Generation's contract with the DWR), the ultimate resolution of which could have a material adverse effect on future performance.

In April 2006, the arbitration panel issued its decision in the proceeding filed by the DWR against Sempra Generation with respect to the contract under which Sempra Generation sells electricity to the DWR. The panel refused to rescind the contract and ruled against the DWR on its most significant claims. However, the panel ruled in favor of the DWR on several contractual issues, including disallowing Sempra Generation's pass through in billings to the DWR of certain amounts for Arizona use taxes, electricity transmission losses and gas transportation charges. The arbitration panel's ruling is final and binding upon both the DWR and Sempra Generation with respect to the issues that were the subject of the arbitration. Additional information regarding the arbitration proceeding is provided in Note 7 of the notes to Consolidated Financial Statements herein.

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

Sempra LNG is in the process of constructing the Energía Costa Azul LNG receiving terminal in Baja California, Mexico and the Cameron LNG receiving terminal in Louisiana, and developing the Port Arthur LNG receiving terminal in Texas (which received FERC approval in June 2006). Additional information regarding these activities is provided above under "Capital Resources and Liquidity" and in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

In December 2005, Sempra Pipelines & Storage entered into definitive agreements with KMP to jointly pursue development of Rockies Express, a proposed natural gas pipeline, which would link producing areas in the Rocky Mountain region to the upper Midwest and the Eastern United States and which will have capacity of up to 2 billion cubic feet per day. On June 30, 2006, Sempra Pipelines & Storage announced that ConocoPhillips has exercised its option to acquire a 25% interest in Rockies Express, which reduced Sempra Energy's ownership from 33% to 25%. Additional information regarding Rockies Express is provided above under "Capital Resources and Liquidity."

In December 2005, Sempra Generation announced plans to sell or refinance its Texas-based power plants due to the increased market valuation of coal-fired power plants in Texas, including Twin Oaks and Coleto Creek. In April 2006, Sempra Generation finalized the sale of its 305-MW Twin Oaks Power plant for $480 million in cash. In July 2006, Sempra Generation and Riverstone Holdings finalized the sale of the jointly owned 632-MW Coleto Creek Power plant for $1.14 billion in cash. The sales of Sempra Generation's Energy Services and Facilities Management businesses closed in April 2006 and June 2006, respectively, for a combined sales price of $95 million. These four sales will contribute over $450 million to net income in 2006. Additional information regarding these activities is provided above under "Capital Resources and Liquidity," in Notes 3 and 4 of the notes to Consolidated Financial Statements herein and in Notes 2 and 3 of the notes to Consolidated Financial Statements in the Annual Report.

In June 2006, Sempra Energy's management decided to sell Bangor Gas and Frontier Energy, Sempra Pipelines & Storage's natural gas distribution companies. Additional information is provided in Note 4 of the notes to Consolidated Financial Statements.

In Julyne 2006, Sempra Generation soldannounced an agreement to sell its exploration and production subsidiary, Sempra Energy Production Company, for $227 million in cash, recording an after-tax gain of $110 million. The transaction closed in July 2006.

Also in June 2006, Sempra Energy's management decided to sell Bangor Gas and Frontier Energy, Sempra Pipelines & Storage's natural gas distribution companies. Additional information is provided in Note 4 of the notes to Consolidated Financial Statements.

In July 2004, the company announced that it had acquired the rights to develop the Liberty natural gas storage facility, located in Calcasieu Parish, Louisiana. In May 2005, ProLiance Transportation and Storage, LLC acquired a 25-percent ownership in Liberty from the company. The company began construction of the facility in 2006.

Other

The Argentine economic decline and government responses (including Argentina's unilateral, retroactive abrogation of utility agreements early in 2002) are continuing to adversely affect the company's investment in two Argentine utilities. Information regarding this situation is provided in Note 7 of the notes to Consolidated Financial Statements herein and in Notes 3 and 15 of the notes to Consolidated Financial Statements in the Annual Report.

As noted in Note 7 of the notes to Consolidated Financial Statements, income tax benefits from Section 29 credits are expected to be substantially phased out in 2006. These could extend into 2007, the last year of the program.

In June 2006, Sempra Financial effectively sold the majority of its interests in affordable housing projects to an unrelated party subject to certain guarantees. Because of the guarantees, the transaction has been recorded as a financing transaction rather than as a sale. In the future, the company expects slightly higher income tax rates due to the transactions' almost completely eliminating the income tax benefits from the company's affordable housing investments.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 2 of the notes to Consolidated Financial Statements. One pronouncement of particular importance to the company is described below.

Stock-Based Compensation: Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

Following is a summary of Sempra Commodities' trading Value at Risk (VaR) profile (using a one-day holding period) in millions of dollars:

	95%		99%

June 30, 2006	$6.4		$9.0
Year-to-date 2006 range	$5.5	to $ 37.7	$7.8	to $ 53.1
June 30, 2005	$11.1		$15.6
Year-to-date 2005 range	$5.7	to $ 14.8	$8.0	to $ 20.8

As of June 30, 2006, the total VaR of the California Utilities' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The County of San Diego has withdrawn litigation against Sempra Energy and SDG&E that sought civil penalties for alleged violations of environmental standards applicable to the abatement, handling and disposal of asbestos-containing materials during the 2001 demolition of a natural gas storage facility. SDG&E and two employees have also been charged in a federal criminal indictment with having violated these standards and with related charges of conspiracy and having made false statements to governmental authorities. Although SDG&E believes that the maximum fines and penalties that could reasonably be assessed against it with respect to these matters would not exceed $750,000, it also believes that the charges are without merit and is vigorously contesting them. A jury trial is scheduled for January 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities:

On April 5, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, at any time and from time to time, in the open market, in negotiated transactions and otherwise, of which $88.2 million has been utilized through June 30, 2006.

The following table sets forth information concerning purchases made by the company of its common stock during the second quarter of 2006:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may Yet be Purchased Under Plans or Programs

April 2006	--	$--	--
May 2006	--	$--	--
June 2006	--	$--	--

	--	$--	--	$161,803,863

(a) Purchased from restricted stock program participants who elected to sell enough shares to meet minimum statutory tax withholding requirements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proposal 1: Election of directors:

Sempra Energy's board of directors was divided into three classes whose terms were staggered so that the term of one class expired at each Annual Meeting of Shareholders, except that the passage of Proposal 3 (see below) amends the company's Articles of Incorporation to declassify the board. At the annual meeting of shareholders on May 4, 2006, the shareholders elected four directors for a three-year term expiring in 2009. The name of each nominee and the number and percentage of shares voted for and withheld from the election of each director were as follows:

Nominees	Votes For	% For	Votes Withheld	% Withheld
James G. Brocksmith, Jr.	206,847,313	92	17,377,485	8
Donald E. Felsinger	217,052,596	97	7,172,202	3
William D. Jones	217,216,578	97	7,008,220	3
William G. Ouchi	218,906,304	98	5,318,494	2

Proposal 2: Ratification of independent auditors:

	Votes	%
In favor	218,332,183	98
Opposed	3,479,264	2

Proposal 3: To amend the company's Articles of Incorporation to declassify the board:

	Votes	%
In favor	208,766,232	94
Opposed	12,155,869	6

The amendment replaces the prior board classification provision with a provision that directors elected after the effective date of the amendment would hold office until the next annual meeting of shareholders and until a successor has been elected and qualified. Directors elected prior to the effective date of the amendment, including those elected at the 2006 Annual Meeting, continue to hold office until the expiration of the staggered three-year terms for which they were elected. As the terms of incumbent directors expire, their successors as well as any directors elected to fill vacancies in the board will be elected for terms expiring at the next annual meeting. Consequently, about one-third of the company's directors would be elected at the 2007 annual meeting and two-thirds at the 2008 annual meeting. All of the company's directors will be elected at the 2009 Annual Meeting and each subsequent annual meeting.

Proposal 4: Shareholder proposal about performance-based stock options:

	Votes	%
In favor	41,047,491	22
Opposed	145,011,611	78

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 3 - Bylaws and Articles of Incorporation

3.01 Amended and Restated Articles of Incorporation of Sempra Energy and Certificate of Amendment of Articles of Incorporation dated May 8, 2006

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2006:

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

Current Report on Form 8-K filed May 5, 2006, announcing the appointment of Joseph A. Householder as senior vice president, controller and chief tax counsel, succeeding Frank H. Ault as principal accounting officer. In addition, the filing announced the creation of Sempra Commodities' $500 million revolving credit facility and the Rockies Express $2 billion revolving credit facility.

Current Report on Form 8-K filed June 9, 2006, announcing the election of Luis Tellez to the Board of Directors.

Current Report on Form 8-K filed August 3, 2006, including as exhibits Sempra Energy's press release of August 3, 2006, giving the financial results for the three months ended June 30, 2006, and related Income Statement Data by Business Unit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: August 3, 2006	By: /s/ Joseph A. Householder

Joseph A. Householder Sr. Vice President and Controller