Form 10-Q
period 2006-09-30
SEMPRA ENERGY
filed 2006-11-02
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2006
Commission file number	1-14201
SEMPRA ENERGY
(Exact name of registrant as specified in its charter)
California	33-0732627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on October 31, 2006:			262,173,494

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States and other countries; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas and liquefied natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions, except per share amounts)	2006	2005	2006	2005
	(unaudited)
OPERATING REVENUES
Sempra Utilities	$1,494	$1,495	$5,190	$4,783
Sempra Global and parent	1,200	1,215	3,326	2,797
Total operating revenues	2,694	2,710	8,516	7,580

OPERATING EXPENSES
Sempra Utilities:
Cost of natural gas	412	547	2,077	2,060
Cost of electric fuel and purchased power	203	146	566	437
Other cost of sales	716	709	1,936	1,796
Other operating expenses	657	705	1,979	1,758
Litigation expense	12	325	43	341
Depreciation and amortization	163	152	491	466
Franchise fees and other taxes	67	59	208	181
Losses (gains) on sale of assets, net	(2)	(99)	1	(104)
Total operating expenses	2,228	2,544	7,301	6,935
Operating income	466	166	1,215	645
Other income, net (Note 3)	376	19	375	24
Interest income	34	28	73	50
Interest expense	(90)	(74)	(273)	(220)
Preferred dividends of subsidiaries	(2)	(2)	(7)	(7)
Income from continuing operations before income taxes
and equity in earnings of certain unconsolidated subsidiaries	784	137	1,383	492
Income tax expense (benefit)	257	(63)	461	(22)
Equity in earnings of certain unconsolidated subsidiaries	16	16	40	42
Income from continuing operations	543	216	962	556
Discontinued operations, net of income tax (Note 4)	110	5	319	9
Net income	$653	$221	$1,281	$565

Basic earnings per share:
Income from continuing operations	$2.11	$0.85	$3.76	$2.28
Discontinued operations, net of income tax	0.43	0.02	1.25	0.04
Net income	$2.54	$0.87	$5.01	$2.32
Weighted-average number of shares outstanding (thousands)	257,487	252,974	255,834	243,342

Diluted earnings per share:
Income from continuing operations	$2.07	$0.84	$3.69	$2.22
Discontinued operations, net of income tax	0.42	0.02	1.23	0.04
Net income	$2.49	$0.86	$4.92	$2.26
Weighted-average number of shares outstanding (thousands)	262,102	257,370	260,587	249,874
Dividends declared per share of common stock	$0.30	$0.29	$0.90	$0.87

See notes to Consolidated Financial Statements.

   SEMPRA ENERGY
  CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
(Dollars in millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,501	$769
Restricted cash	165	12
Trade accounts receivable, net	611	973
Other accounts and notes receivable, net	91	172
Deferred income taxes	336	134
Interest receivable	43	29
Trading-related receivables and deposits, net	2,754	3,370
Derivative trading instruments	4,278	4,502
Commodities owned	2,025	2,498
Regulatory assets	217	255
Inventories	300	205
Other	269	297
Current assets of continuing operations	12,590	13,216
Current assets of discontinued operations	145	611
Total current assets	12,735	13,827

Investments and other assets:
Due from unconsolidated affiliates	21	21
Regulatory assets arising from fixed-price contracts and other derivatives	364	398
Other regulatory assets	707	713
Nuclear decommissioning trusts	669	638
Investments	1,062	1,091
Sundry	808	802
Total investments and other assets	3,631	3,663

Property, plant and equipment:
Property, plant and equipment	18,324	17,136
Less accumulated depreciation and amortization	(5,644)	(5,380)
Property, plant and equipment, net	12,680	11,756
Total assets	$29,046	$29,246

   See notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$411	$1,043
Accounts payable - trade	1,128	1,255
Accounts payable - other	128	139
Income taxes payable	132	86
Trading-related payables	3,192	4,127
Derivative trading instruments	2,903	3,246
Commodities sold with agreement to repurchase	488	634
Dividends and interest payable	153	140
Regulatory balancing accounts, net	349	192
Fixed-price contracts and other derivatives	100	130
Current portion of long-term debt	842	98
Other	796	1,012
Current liabilities of continuing operations	10,622	12,102
Current liabilities of discontinued operations	174	151
Total current liabilities	10,796	12,253

Long-term debt	4,416	4,815

Deferred credits and other liabilities:
Due to unconsolidated affiliate	162	162
Customer advances for construction	123	110
Postretirement benefits other than pensions	122	121
Deferred income taxes	355	214
Deferred investment tax credits	68	73
Regulatory liabilities arising from removal obligations	2,388	2,313
Asset retirement obligations	996	958
Other regulatory liabilities	220	200
Fixed-price contracts and other derivatives	368	400
Deferred credits and other	1,377	1,288
Total deferred credits and other liabilities	6,179	5,839

Preferred stock of subsidiaries	179	179

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized;
262 million and 257 million shares outstanding at
September 30, 2006 and December 31, 2005, respectively; no par value)	3,242	2,958
Retained earnings	4,635	3,588
Deferred compensation	(26)	(28)
Accumulated other comprehensive income (loss)	(375)	(358)
Total shareholders' equity	7,476	6,160
Total liabilities and shareholders' equity	$29,046	$29,246

See notes to Consolidated Financial Statements.

SEMPRA ENERGY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$962	$556
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	491	466
Losses (gains) on sale of assets	1	(104)
Impairment losses	3	12
Deferred income taxes and investment tax credits	(56)	(169)
Equity in income of unconsolidated subsidiaries	(380)	(46)
Tax benefits from share-based awards	(18)	--
Other	73	45
Quasi-reorganization resolution	12	--
Net changes in other working capital components	263	(328)
Changes in other assets	41	(2)
Changes in other liabilities	12	335
Net cash provided by continuing operations	1,404	765
Net cash used in discontinued operations	(13)	(70)
Net cash provided by operating activities	1,391	695

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,341)	(940)
Proceeds from sale of assets from continuing operations	36	275
Expenditures for investments	(126)	(80)
Distribution from investment	104	--
Purchases of nuclear decommissioning and other trust assets	(500)	(200)
Proceeds from sales by nuclear decommissioning and other trusts	476	168
Increase in restricted cash balance	(153)	3
Dividends received from unconsolidated affiliates	410	49
Other	(27)	(12)
Net cash used in continuing operations	(1,121)	(737)
Net cash provided by (used in) discontinued operations	778	(18)
Net cash used in investing activities	(343)	(755)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(203)	(193)
Issuances of common stock	89	692
Repurchases of common stock	(12)	(95)
Issuances of long-term debt	422	255
Redemption of mandatorily redeemable preferred securities	--	(200)
Payments on long-term debt	(81)	(207)
Decrease in short-term debt, net	(632)	(97)
Financing transaction related to Sempra Financial	83	--
Tax benefits from share-based awards	18	--
Other	(2)	(3)
Net cash provided by (used in) continuing operations	(318)	152
Net cash provided by (used in) discontinued operations	2	(7)
Net cash provided by (used in) financing activities	(316)	145
Increase in cash and cash equivalents	732	85
Cash and cash equivalents, January 1	769	415
Cash and cash equivalents, September 30	$1,501	$500

See notes to Consolidated Financial Statements.

SEMPRA ENERGY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2006	2005
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$255	$211
Income tax payments, net of refunds	$475	$277

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
Acquisition of subsidiaries:
Assets acquired	$--	$132
Cash paid, net of cash acquired	--	(70)
Liabilities assumed	$--	$62

See notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 holding company. Sempra Energy's principal subsidiaries are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas) (collectively referred to herein as the Sempra Utilities) and Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses. The financial statements herein are the Consolidated Financial Statements of Sempra Energy and its consolidated subsidiaries.

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

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the Annual Report) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

Certain prior period financial statement items have been reclassified to conform to current period presentation.

The Sempra Utilities account for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards (SFAS) 71, Accounting for the Effects of Certain Types of Regulation.

In 1993, Pacific Enterprises (PE) (the parent company of SoCalGas) effected a quasi-reorganization for financial reporting purposes as of December 31, 1992. During the third quarter of 2006, certain of the liabilities established in connection with the quasi-reorganization were favorably resolved, resulting in adjustments to common equity. Cash received from the resolution of an insurance claim related to quasi-reorganization issues was recorded as "quasi-reorganization resolution" on the Condensed Statements of Consolidated Cash Flows. The remaining liabilities of $26 million will be resolved in future years and management believes the provisions established for these matters are adequate.

Goodwill

The company follows the guidance of SFAS 142, Goodwill and Other Intangible Assets. The carrying amount of goodwill included in Sundry Assets on the Consolidated Balance Sheets was $171 million as of September 30, 2006 and December 31, 2005.

Asset Retirement Obligations

Following are the changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, for the nine months ended September 30, 2006 and 2005. FIN 47 was adopted prospectively on December 31, 2005.

(Dollars in millions)	2006		2005
Balance as of January 1	$977	*	$348
Accretion expense	48		18
Payments	(9)		(12)
Revisions to estimated cash flows	1		1
Balance as of September 30	$1,017	*	$355

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

FIN 47 requires companies to record a liability for removing asbestos-containing materials, if the liability is determinable. The company's liability could not be determined and, therefore, no liability has been recognized for the related removal obligations. Since substantially all of the cost of removing such materials would be at the Sempra Utilities, where the cost of removal is expected to be recovered in rates, the effect of not recognizing these liabilities is not material to the company's financial condition or results of operations.

Pension and Other Postretirement Benefits

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended September 30:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Service cost	$15	$14	$5	$5
Interest cost	41	38	9	9
Expected return on assets	(37)	(38)	(10)	(10)
Amortization of:
Prior service cost	2	2	--	--
Actuarial loss	7	5	(1)	--
Regulatory adjustment	(12)	(9)	(2)	8
Total net periodic benefit cost	$16	$12	$1	$12

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Service cost	$51	$42	$18	$18
Interest cost	119	114	34	36
Expected return on assets	(112)	(114)	(30)	(30)
Amortization of:
Prior service cost	7	7	(2)	(1)
Actuarial loss	13	13	2	5
Regulatory adjustment	(40)	(33)	--	8
Total net periodic benefit cost	$38	$29	$22	$36

The company expects to contribute $35 million to its pension plans and $28 million to its other postretirement benefit plans in 2006. For the nine months ended September 30, 2006, $14 million and $27 million of contributions have been made to the pension and other postretirement benefit plans, respectively, including $7 million to each of the pension and other postretirement benefit plans for the three months ended September 30, 2006.

NOTE 2.  NEW ACCOUNTING STANDARDS

Pronouncements that have recently become effective that are relevant to the company and/or have had or may have a significant effect on the company's financial statements are described below.

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R):  Effective January 1, 2006, the company adopted SFAS 123 (revised 2004), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APBO) 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The company has share-based compensation plans intended to align employee and shareholder objectives related to the long-term growth of the company. The plans permit a wide variety of share-based awards, including nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments and dividend equivalents.

The company currently has the following types of equity awards outstanding:

•

Non-qualified Stock Options: Options have an exercise price equal to the market price of the common stock at the date of grant; are service-based, with vesting over a four-year period (subject to accelerated vesting upon a change in control or in accordance with severance pay agreements); and expire 10 years from the date of grant. Options are subject to forfeiture or earlier expiration upon termination of employment.

•

Non-qualified Stock Options with Dividend Equivalents: Granted only to PE's employees through March 1998, these options include dividend equivalents which are paid upon the exercise of an otherwise in-the-money option.

•

Restricted Stock: Substantially all restricted stock vests at the end of a four-year period based on Sempra Energy's total return to shareholders relative to that of market indices (subject to earlier forfeiture upon termination of employment and accelerated vesting upon a change in control or in accordance with severance pay agreements). Holders of restricted stock have full voting rights. They also have full dividend rights, except for company officers, whose dividends are reinvested to purchase additional shares that become subject to the same vesting conditions as the restricted stock to which the dividends relate.

The company adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The company recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares on a straight-line basis over the requisite service period of the award, which is generally four years. The company estimates the forfeiture rate based on its historical experience. On January 1, 2006, the company clarified for most restricted stock awards issued in 2003, 2004 and 2005, that the company will offer to repurchase only enough shares to cover minimum tax withholding requirements upon vesting of the awards. The company changed the accounting of these awards from liability to equity awards in accordance with SFAS 123R.

Total share-based compensation expense for all of the company's share-based awards was comprised as follows:

(Dollars in millions, except per share amounts)	Nine months ended September 30, 2006
Share-based compensation expense, before income taxes	$35
Income tax benefits	(14)
Share-based compensation expense, net of income taxes	$21

Net share-based compensation expense, per common share
Basic	$0.08
Diluted	$0.08

As of September 30, 2006, 18,005,780 shares were authorized and available for future grants of share-based awards. In addition, on January 1 of each year, additional shares equal to 1.5 percent of the outstanding shares of Sempra Energy common stock become available for grant. Company practice is to satisfy share-based awards by issuing new shares rather than by open-market purchases.

The company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of each non-qualified stock option grant. The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the company's stock price. In accordance with SAB 107, for all share-based compensation awards granted after December 31, 2007, the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The weighted average fair value for options granted during the nine months ended September 30, 2006 was $10.75 per share, using the Black-Scholes model with the following weighted-average assumptions (annualized percentages):

Nine months ended September 30, 2006
Stock price volatility	23%
Risk-free rate of return	4.3%
Annual dividend yield	2.5%
Expected life	6.2 Years

A summary of the non-qualified stock options as of September 30, 2006 and activity during the nine months then ended follows:

	Shares under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2005	9,895,711	$25.92
Granted	793,600	$46.11
Exercised	(2,991,260)	$23.95
Forfeited/canceled	(60,189)	$33.08
Outstanding at September 30, 2006	7,637,862	$28.73	5.9	$164

Vested or expected to vest,
at September 30, 2006	7,519,099	$28.61	5.9	$163
Exercisable at September 30, 2006	5,379,562	$25.39	5.0	$134

The aggregate intrinsic value is the aggregate difference between the company's closing stock price and the exercise price of all in-the-money options at September 30, 2006. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2006 was $70 million.

The $8.4 million of total unrecognized compensation cost related to stock options as of September 30, 2006 is expected to be recognized over a weighted-average period of 2.6 years.

Cash received from option exercises for the nine months ended September 30, 2006 was $72 million. The tax benefits realized for the share-based payment award deductions, in addition to the $14 million benefit shown above, and credited to common stock, totaled $18 million for the nine months ended September 30, 2006.

The company's method of valuation for restricted stock awards is a lattice model. The valuation discount rate used to estimate post-vesting restrictions on restricted stock awards granted for the nine months ended September 30, 2006 was 32 percent. A summary of the company's restricted stock awards as of September 30, 2006 and the activity during the nine months then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	3,614,858	$43.82
Granted	920,900	$46.15
Vested	(538,667)	$47.52
Forfeited	(91,200)	$45.25
Nonvested at September 30, 2006	3,905,891	$43.83

The $51 million of total unrecognized compensation cost related to restricted stock awards as of September 30, 2006, is expected to be recognized over a weighted-average period of 2.2 years. The total fair values of shares vested during the nine month periods ended September 30, 2006 and 2005 were $26 million and $10 million, respectively.

Prior to the adoption of SFAS 123R, the company recognized share-based compensation expense in accordance with APBO 25, whereby it would have recorded compensation expense only if it had granted options at a discount, which it did not do, and for certain pre-2002 stock option grants that included dividend equivalents. The company provided pro forma disclosure amounts in accordance with SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first nine months of 2005, had the company applied the fair value recognition provisions of SFAS 123:

(Dollars in millions, except per share amounts)	Nine months ended September 30, 2005
Net income as reported	$565
Stock-based employee compensation expense reported in net income, net of tax	30
Total stock-based employee compensation under fair-value
method for all awards, net of tax	(35)
Pro forma net income	$560

Earnings per share:
Basic - as reported	$2.32
Basic - pro forma	$2.30
Diluted - as reported	$2.26
Diluted - pro forma	$2.24

The pro forma effects of estimated share-based compensation expense for stock options on net income and earnings per common share for the nine months ended September 30, 2005 were estimated at the date of grant using the Black-Scholes model based on the following assumptions (annualized percentages):

Nine months ended September 30, 2005
Stock price volatility	25%
Risk-free rate of return	3.9%
Annual dividend yield	2.8%
Expected life	6.0 Years

The Black-Scholes model weighted average estimated fair value of stock options granted during the nine months ended September 30, 2005 was $8.14 per share. The weighted average grant-date fair value for restricted stock granted during the nine months ended September 30, 2005 was $36.41 per share.

SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154): SFAS 154 replaces APBO 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Unless it is impracticable to do so, SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

SFAS 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155): SFAS 155 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The company does not expect that this statement will have a significant effect on its consolidated financial statements.

SFAS 157, "Fair Value Measurements" (SFAS 157): SFAS 157 defines fair value, provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 applies under other standards that require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company is in the process of evaluating the effect of this statement on its consolidated financial position and results of operations.

SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158): SFAS 158 amends SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in the company's comprehensive income and as a separate component of stockholders' equity. This statement is effective for fiscal years ending after December 15,

2006. Because the impact of this statement will be primarily at the Sempra Utilities, where the liabilities to be recorded are expected to be offset by regulatory assets, the company does not expect that this statement will have a significant impact on its consolidated financial condition or results of operations.

FIN 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effect of this guidance on its consolidated financial position and results of operations.

FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FIN 46(R)": FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R), Consolidation of Variable Interest Entities. Variability affects the determination of whether an entity is a variable interest entity (VIE), which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to be consolidated. This FSP is effective for the first reporting period beginning after June 15, 2006. The adoption of this FSP did not have an impact on the company's consolidated financial condition or results of operations. However, as the staff position is applied to future contracts, the impact in periods subsequent to adoption could be material.

NOTE  3. OTHER FINANCIAL DATA

Committed Lines of Credit

At September 30, 2006 and December 31, 2005, the company had available $6.6 billion and $4.7 billion, respectively, in unused, committed lines of credit to provide liquidity and support commercial paper (the major components of which are detailed below). As of September 30, 2006 and December 31, 2005, $14 million and $22 million, respectively, of the lines supported variable-rate debt.

Sempra Global has a $2.5 billion five-year syndicated revolving credit facility expiring in 2010 and a $750 million three-year syndicated revolving credit facility expiring in 2008. At September 30, 2006 and December 31, 2005, Sempra Global had letters of credit of $35 million and $166 million, respectively, outstanding under the five-year facility. This facility also provided support for $673 million of commercial paper outstanding at December 31, 2005.

Sempra Commodities has a five-year syndicated revolving credit facility expiring in 2010 that provides for up to $1.72 billion of extensions of credit (consisting of borrowings, letters of credit and other credit support accommodations) to Sempra Commodities and certain of its affiliates. At September 30, 2006, Sempra Commodities had no outstanding borrowings under this facility. Letters of credit of $234 million and $838 million were outstanding under the facility at September 30, 2006 and December 31, 2005, respectively.

Sempra LNG has a $1.25 billion five-year syndicated revolving credit facility expiring in 2009. The facility also provides for the issuance of letters of credit not exceeding $200 million outstanding at any one time. Sempra LNG had $85 million of outstanding letters of credit and no outstanding borrowings under this facility at September 30, 2006.  It had $185 million of outstanding letters of credit and $200 million of outstanding borrowings under this facility at December 31, 2005.

The Sempra Utilities have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to the combined borrowing limit for both utilities of $600 million. At September 30, 2006 and December 31, 2005, the Sempra Utilities had no amounts outstanding under this facility. The facility provided support for $88 million of commercial paper outstanding at December 31, 2005.

Additional information concerning these credit facilities is provided in the Annual Report.

In May 2006, Sempra Commodities entered into a $500 million three-year revolving credit facility expiring in 2009 that provides for extensions of credit (consisting of revolving credit borrowings and the issuance of letters of credit and bank guarantees) to Sempra Commodities. Extensions of credit under the facility are guaranteed by Sempra Energy and bear interest at rates varying with market rates plus a fixed credit spread. The facility requires Sempra Energy to maintain, at the end of each quarter, a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65 percent. Sempra Commodities had $205 million of outstanding borrowings and $241 million of outstanding letters of credit under this facility at September 30, 2006.

Sempra Energy, ConocoPhillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25 percent, 24 percent and 51 percent ownership interests, respectively, in Rockies Express Pipeline LLC (Rockies Express) which is constructing a natural gas pipeline to link natural gas producing areas in the Rocky Mountain region to the upper Midwest and the Eastern United States. Rockies Express has entered into a $2 billion five-year credit facility expiring in 2011 that provides for revolving extensions of credit that are guaranteed severally by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages. Borrowings under the facility bear interest at rates varying with market rates plus a margin that varies with the credit ratings of the lowest-rated guarantor. The facility requires each guarantor to comply with various financial and other covenants comparable to those contained in its senior unsecured credit facilities, consisting in the case of Sempra Energy primarily of a requirement that it maintain a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65 percent at the end of each quarter. Rockies Express had a total of $583 million of outstanding borrowings under this facility at September 30, 2006, of which $146 million is guaranteed by Sempra Energy.

Uncommitted Lines of Credit

At September 30, 2006 and December 31, 2005, Sempra Commodities had $1.33 billion and $457 million, respectively, in various uncommitted lines of credit. Of the $1.33 billion at September 30, 2006, $777 million of the lines are fully guaranteed by Sempra Energy, and bear interest at rates varying with market rates. The remaining $550 million line is secured by certain assets at Sempra Commodities and guaranteed by Sempra Energy up to 20 percent, subject to additional amounts based on the recoverability of Sempra Commodities' collateral. At September 30, 2006 and December 31, 2005, Sempra Commodities had $128 million and $343 million, respectively, of letters of credit outstanding. In addition, it had $100 million of short-term borrowings outstanding against these lines at September 30, 2006.

Other Short-term Debt

In addition to the lines of credit and commercial paper, Sempra Energy had $106 million and $82 million of other short-term debt outstanding at September 30, 2006 and December 31, 2005, respectively. The company's weighted average interest rates on the total short-term debt outstanding were 6.02 percent and 4.54 percent at September 30, 2006 and December 31, 2005, respectively.

Long-term Debt

In September 2006, SDG&E issued $161 million of variable-rate first mortgage bonds (3.2 percent at September 30, 2006), maturing in 2018.  The bonds will secure the repayment of tax-exempt industrial development bonds of an identical amount, maturity and interest rate issued by the City of Chula Vista, the proceeds of which have been loaned to SDG&E and will be repaid with payments on the first mortgage bonds. The proceeds from the issuance of the first mortgage bonds are included in restricted cash at September 30, 2006 as these proceeds are restricted for the retirement of an identical amount of 5.9 percent first mortgage bonds of a similar weighted-average maturity, expected to occur in November 2006.

In June 2006, SDG&E publicly offered and sold $250 million of 6 percent first mortgage bonds, maturing in 2026.

Series Preference Stock

The SDG&E Board of Directors has approved an amendment to SDG&E's articles of incorporation that, when approved by shareholders, will authorize SDG&E to issue up to 25 million shares of an additional class of preference shares designated as "Series Preference Stock." The Series Preference Stock will be in addition to the Cumulative Preferred Stock, Preference Stock (Cumulative) and Common Stock that SDG&E is currently authorized to issue, and would rank junior to the Cumulative Preferred Stock and Preference Stock (Cumulative). The articles amendment is expected to be approved by SDG&E shareholders and to become effective in November 2006.

Earnings per Share (EPS)

The following tables provide the per share computations of income from continuing operations.

	Three months ended September 30, 2006			Three months ended September 30, 2005

	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts

Basic EPS	$543	257,487	$2.11	$216	252,974	$0.85

Effect of dilutive
securities:
Stock options and
restricted stock awards	--	4,615		--	4,396

Diluted EPS	$543	262,102	$2.07	$216	257,370	$0.84

	Nine months ended September 30, 2006			Nine months ended September 30, 2005

	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts	Income (millions) (numerator)	Shares (thousands) (denominator)	Per Share Amounts

Basic EPS	$962	255,834	$3.76	$556	243,342	$2.28

Effect of dilutive
securities:
Stock options and
restricted stock awards	--	4,753		--	4,164
Equity Units *	--	--		--	2,368

Diluted EPS	$962	260,587	$3.69	$556	249,874	$2.22

* In March and May 2005, respectively, 1,282,390 and 18,373,609 shares of common stock were issued in settlement of the contracts to purchase the company's common stock for $600 million in connection with the Equity Units. Additional information regarding the Equity Units is provided in Note 12 of the notes to Consolidated Financial Statements in the Annual Report.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005

Net income	$653	$221	$1,281	$565

Foreign currency adjustments	6	28	(19)	23

Financial instruments	(17)	19	2	(8)

Available-for-sale securities	--	(2)	--	(4)

Comprehensive income	$642	$266	$1,264	$576

Available-for-Sale Securities

Sempra Commodities had $28 million and $5 million of available-for-sale securities included in Investments at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, the balances in Accumulated Other Comprehensive Income (Loss) related to these securities were immaterial.

Sempra Commodities recorded $17 million in purchases of available-for-sale securities for the nine months ended September 30, 2006, including $2 million for the three months ended September 30, 2006. Sempra Commodities recorded $1 million in sales of available-for-sale securities for the three months and nine months ended September 30, 2006.

Sempra Commodities recorded $4 million in purchases of available-for-sale securities for the nine months ended September 30, 2005, including $3 million for the three months ended September 30, 2005. Sempra Commodities recorded $6 million in sales of available-for-sale securities for the nine months ended September 30, 2005.

The cost basis of the sales was determined by the specific identification method and gains of $2 million, net of income tax, were realized as a result of the sales for the nine months ended September 30, 2005.

Trading Securities

Securities of $11 million and $12 million were classified as trading securities at September 30, 2006 and December 31, 2005, respectively.

In the nine months ended September 30, 2006, Sempra Commodities recorded $16 million of gains related to trading securities, including a gain of $1 million from the transfer of available-for-sale securities and an unrealized loss of $1 million related to securities held at September 30, 2006. There was no significant activity recorded during the three months ended September 30, 2006.

Investments in Unconsolidated Subsidiaries

In July 2006, Sempra Generation and Riverstone Holdings sold the 632-megawatt (MW) Coleto Creek Power plant (Coleto Creek), jointly owned through their investments in Topaz Power Partners (Topaz), for a total of $1.14 billion in cash. The majority of the proceeds from the sale were distributed by Topaz as a dividend to Sempra Generation and Riverstone Holdings. The sale of the plant resulted in a pretax gain of $353 million for the company, which was recorded in the third quarter of 2006 in equity in income of unconsolidated subsidiaries. In a separate transaction, also in July 2006, Sempra Generation sold its interests in the natural gas plants that it acquired in connection with the Coleto Creek plant. An impairment loss of $11 million pretax related to the sale of the natural gas plants had been recorded in the second quarter of 2006. The impairment was reduced by $2 million by an adjustment in the third quarter of 2006. Topaz had net income of $710 million and $723 million in the three months and nine months ended September 30, 2006, respectively, primarily related to the sale of Coleto Creek. In accordance with generally accepted U.S. accounting principles, because the company's interests in Topaz are reported under the equity method, they are not reported as a discontinued operation.

Sempra Financial

In June 2006, Sempra Financial effectively sold the majority of its interests in affordable housing projects to an unrelated party for $83 million subject to certain guarantees. Because of the guarantees, the transaction has been recorded as a financing transaction rather than as a sale. In the future, the company expects slightly higher income tax rates since the transaction almost completely eliminated the income tax benefits from the company's affordable housing investments.

Capitalized Interest

The company recorded $13 million and $36 million of capitalized interest for the three months and the nine months ended September 30, 2006, respectively, including the debt-related portion of allowance for funds used during construction. The company recorded $9 million and $22 million of capitalized interest for the three months and the nine months ended September 30, 2005, respectively, including the debt-related portion of allowance for funds used during construction.

Unpaid Capital Expenditures

During the nine months ended September 30, 2006, the amount of unpaid capital expenditures decreased by $40 million.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Equity in income of unconsolidated subsidiaries	$358	$12	$340	$4
Allowance for equity funds used during construction	5	4	12	10
Regulatory interest, net	(1)	(5)	2	(13)
Sundry, net	14	8	21	23
Total	$376	$19	$375	$24

NOTE  4.  DISCONTINUED OPERATIONS

In April 2006, Sempra Generation completed the sale of its 305-MW, coal-fired Twin Oaks Power plant (Twin Oaks) in Texas for $480 million in cash.

During the second quarter of 2006, Sempra Generation completed the sales of Energy Services, which provides energy-saving facilities, and Facilities Management, which manages building heating and cooling facilities, for a total of $95 million in cash.

In July 2006, Sempra Generation sold its exploration and production subsidiary, Sempra Energy Production Company (SEPCO), for $225 million in cash.

In June 2006, pursuant to Sempra Energy's previously announced plan to focus resources on the development of its core businesses, Sempra Energy's management made the decision to sell Bangor Gas and Frontier Energy, Sempra Pipelines & Storage's natural gas distribution companies located in Bangor, Maine and Elkin, North Carolina, respectively. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the company recorded an after-tax impairment loss of $35 million in the second quarter of 2006.

In the first quarter of 2004, Sempra Energy's board of directors approved management's plan to dispose of its interest in Atlantic Electric & Gas Limited (AEG), which marketed power and natural gas commodities to commercial and residential customers in the United Kingdom.

In accordance with SFAS 144, the above operations have been reflected as discontinued for all periods presented in the company's Consolidated Financial Statements.

Information concerning discontinued operations is summarized below:

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	Bangor Gas and Frontier Energy	SEPCO	AEG	Consolidated state tax adjustment	Total

Three months ended September 30, 2006:

Operating revenues	$--	$--	$2	$3	$--	$--	$5

Income (loss) from operations, before
income taxes	$(1)	$--	$--	$2	$(1)	$--	$--
Income tax expense (benefit)	(1)	--	--	1	--	--	--
Consolidated state tax adjustment	--	--	--	--	--	3	3
	--	--	--	1	(1)	3	3

Gain on disposal, before income
taxes	--	--	--	176	--	--	176
Income tax expense (benefit)	--	(1)	--	72	--	--	71
Consolidated state tax adjustment	--	--	--	--	--	2	2
	--	1	--	104	--	2	107
	$--	$1	$--	$105	$(1)	$5	$110

Three months ended September 30, 2005:

Operating revenues	$21	$32	$2	$6	$--	$--	$61

Income (loss) from operations, before
income taxes	$3	$4	$--	$3	$(2)	$--	$8
Income tax expense (benefit)	1	2	--	1	(1)	--	3
	$2	$2	$--	$2	$(1)	$--	$5

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	Bangor Gas and Frontier Energy	SEPCO	AEG	Consolidated state tax adjustment	Total

Nine months ended September 30, 2006:

Operating revenues	$22	$35	$9	$20	$--	$--	$86

Income from operations, before
income taxes	$1	$6	$--	$8	$1	$--	$16
Impairment loss	--	--	(59)	--	--	--	(59)
Income tax expense (benefit)	--	2	(24)	3	--	--	(19)
Consolidated state tax adjustment	--	--	--	--	--	1	1
	1	4	(35)	5	1	1	(23)

Gain on disposal, before income
taxes	349	--	--	176	--	--	525
Income tax expense (benefit)	122	(21)	--	72	--	--	173
Consolidated state tax adjustment	--	--	--	--	--	(10)	(10)
	227	21	--	104	--	(10)	342
	$228	$25	$(35)	$109	$1	$(9)	$319

Nine months ended September 30, 2005:

Operating revenues	$62	$79	$8	$15	$--	$--	$164

Income (loss) from operations, before
income taxes	$13	$2	$--	$3	$(5)	$--	$13
Income tax expense (benefit)	4	1	--	1	(2)	--	4
	$9	$1	$--	$2	$(3)	$--	$9

Balance sheet data are summarized below:

	September 30,		December 31,
(Dollars in millions)	2006		2005

Current assets of discontinued operations:
Twin Oaks	$6	*	$242
Energy Services and Facilities Management	21	*	163
Bangor Gas and Frontier Energy	64		100
SEPCO	23	*	56
AEG	31		50
	$145		$611

Current liabilities of discontinued operations:
Twin Oaks	$38	*	$44
Energy Services and Facilities Management	--		78
Bangor Gas and Frontier Energy	5		5
SEPCO	96	*	14
AEG	10		10
Consolidated current and deferred tax liabilities	25		--
	$174		$151

* Remaining balance sheet amounts relate primarily to income tax balances.

NOTE 5. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These are described in Note 10 of the notes to Consolidated Financial Statements in the Annual Report.

Commodity Fair Value Hedges

For commodity derivative instruments designated as fair value hedges, the company recognized net unrealized ineffectiveness gains of $10 million and $25 million, which include negative time value exclusions of $50 million and $43 million, for the nine months ended September 30, 2006 and 2005, respectively. For commodity derivative instruments designated as fair value hedges, the company recognized net unrealized ineffectiveness gains of $71 million and $90 million, which include positive time value exclusions of $60 million and $29 million, for the three months ended September 30, 2006 and 2005, respectively. These ineffectiveness gains relate to hedges of commodity inventory and are included in Operating Revenues from Sempra Global and parent in the Statements of Consolidated Income.

Cash Flow Hedges

Interest-Rate Swaps

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing after 2033 for fixed rates. The swaps expire in 2009. In the third quarter of 2005, Sempra Pipelines & Storage entered into derivative transactions to hedge future interest payments associated with forecasted borrowings on debt for facilities related to Sempra LNG's Energía Costa Azul project. The swaps expire in 2027. Pretax income arising from the ineffective portion of the interest-rate cash flow hedges included gains of $1 million and $5 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts included a loss of $1 million and a gain of $4 million for the three months ended September 30, 2006 and 2005, respectively, and are recorded in Other Income, Net on the Statements of Consolidated Income. The effect of the interest-rate cash flow hedges on other comprehensive income was a loss of $13 million and a gain of $4 million for the three months and nine months ended September 30, 2006, respectively. The effect of the interest-rate cash flow hedges on other comprehensive income was a gain of $4 million for both the three months and nine months ended September 30, 2005. At September 30, 2006 and December 31, 2005, the balances in Accumulated Other Comprehensive Income (Loss) related to interest-rate cash flow hedges were $8 million and $4 million, respectively.

Other Cash Flow Hedges

For other derivative instruments designated as cash flow hedges, the company recognized net unrealized ineffectiveness gains of $24 million and $38 million for the three months and nine months ended September 30, 2006, respectively. For other derivative instruments designated as cash flow hedges, the company recognized net unrealized ineffectiveness gains of $24 million and $22 million for the three months and nine months ended September 30, 2005, respectively. The net ineffectiveness gains are primarily associated with hedges of natural gas purchases and sales related to transportation and storage capacity arrangements. The gains are included in Operating Revenues from Sempra Global and parent in the Statements of Consolidated Income. The effect of other derivative instruments designated as cash flow hedges on other comprehensive income were losses of $2 million and $12 million for the nine months ended September 30, 2006 and 2005, respectively, including a loss of $4 million and a gain of $15 million for the three months ended September 30, 2006 and 2005, respectively. The balances in Accumulated Other Comprehensive Income (Loss) related to other derivative instruments designated as other cash flow hedges were accumulated losses of $63 million and $61 million at September 30, 2006 and December 31, 2005, respectively.

The balances in Accumulated Other Comprehensive Income (Loss) at September 30, 2006 and December 31, 2005 related to all cash flow hedges were accumulated losses of $55 million and $57 million, respectively. The company expects that $49 million of the losses, which are net of income tax and that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges, will be reclassified against earnings during the next twelve months as earnings from the hedged items are recognized.

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities, approximate the following:

	September 30,	December 31,
(Dollars in millions)	2006	2005
TRADING ASSETS

Trading-related receivables and deposits, net:
Due from trading counterparties	$2,266	$3,300
Due from commodity clearing organizations and clearing brokers	488	70
	2,754	3,370
Derivative trading instruments:
Unrealized gains on swaps and forwards	2,405	2,554
Over-the-counter (OTC) commodity options purchased	1,873	1,948
	4,278	4,502

Commodities owned	2,025	2,498
Total trading assets	$9,057	$10,370

TRADING LIABILITIES

Trading-related payables	$3,192	$4,127

Derivative trading instruments sold, not yet purchased:
Unrealized losses on swaps and forwards	2,141	2,560
OTC commodity options written	762	686
	2,903	3,246

Commodities sold with agreement to repurchase	488	634
Total trading liabilities	$6,583	$8,007

The average fair values during the three months ended September 30, 2006 for trading assets and liabilities approximate $8.8 billion and $6.3 billion, respectively. For the three months ended September 30, 2005, the amounts were $9.1 billion and $7.6 billion, respectively. The average fair values during the nine months ended September 30, 2006 for trading assets and liabilities approximate $9.7 billion and $7.3 billion, respectively. For the nine months ended September 30, 2005, the amounts were $8.9 billion and $7.4 billion, respectively.

Sempra Commodities' credit risk from physical and financial instruments as of September 30, 2006 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with its retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $2.0 billion and $2.3 billion at September 30, 2006 and December 31, 2005, respectively.

	September 30,	December 31,
(Dollars in millions)	2006	2005
Counterparty credit quality*
Commodity exchanges	$488	$70
AAA	22	6
AA	280	440
A	812	1,072
BBB	980	1,142
Below investment grade or not rated	908	815
Total	$3,490	$3,545

* As determined by rating agencies or by internal models intended to approximate rating-agency determinations.

Sempra Utilities

At the Sempra Utilities, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The Sempra Utilities record transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, in the Statements of Consolidated Income. Unrealized gains and losses related to these derivative instruments are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

NOTE 6. SEMPRA UTILITIES' REGULATORY MATTERS

SAN ONOFRE NUCLEAR GENERATING STATION (SONGS)

In June 2006, the California Public Utilities Commission (CPUC) adopted a decision granting SDG&E an increase in SONGS' electric rate revenues for 2004 and 2005, which resulted in a $13.2 million increase in pretax income in the second quarter of 2006, in response to SDG&E's request for a rehearing to resolve a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of SONGS.

In 2004, Southern California Edison Company (Edison), the operator of SONGS, applied for CPUC approval to replace the steam generators at SONGS, stating that the work needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $680 million (in 2004 dollars). SDG&E intends to participate in the steam generator replacement project and retain its 20 percent ownership share of SONGS, subject to CPUC approval. SDG&E is seeking rate recovery of the capital cost of the project, an increased return on equity (11.6 percent) for SONGS-related capital costs, and full cost recovery via balancing account treatment of SDG&E's SONGS-related operating and maintenance costs beginning in January 2007. In July 2006, SDG&E and the CPUC's Division of Ratepayer Advocates (DRA) reached a settlement supporting SDG&E's participation in the replacement project as well as the balancing account cost recovery. The parties agreed to defer the requested return on equity increase to the next cost of capital proceeding. SDG&E filed this settlement with the CPUC in August 2006, and an

Administrative Law Judge (ALJ) proposed decision was issued in September 2006 recommending approval of the settlement. The ALJ decision is expected to be adopted by the CPUC in the fourth quarter of 2006.

OTHER ELECTRIC RESOURCES

In September 2006, the CPUC approved a transaction based upon a nonbinding letter of intent between SDG&E and Calpine Corporation (Calpine), for SDG&E to purchase power from a 573-MW generating facility under development in the Otay Mesa area of SDG&E's service territory. In October 2006, SDG&E, Calpine, Otay Mesa Energy Center, LLC (OMEC), a wholly owned subsidiary of Calpine, and other Calpine affiliates, entered into the definitive agreement for this transaction. The transaction is based on the original power purchase agreement (PPA) approved by the CPUC in February 2006. The agreement includes, among other things, an option in favor of SDG&E to purchase the facility for a fixed price at the end of the 10-year PPA and an option in favor of the plant's owners to compel SDG&E to purchase the plant for a lower fixed price at the end of the PPA. The CPUC also approved an additional return to SDG&E to compensate it for the effect on its financial ratios from the expected requirement to consolidate OMEC, in accordance with FIN 46(R), Consolidation of Variable Interest Entities. Among other conditions precedent, the transaction now requires the approval of the Federal Energy Regulatory Commission (FERC) and of the court having jurisdiction over the Calpine bankruptcy. The conditions precedent are expected to be resolved in the second quarter of 2007. Assuming such resolution is timely attained, the generating facility is expected to be in commercial operation by mid-2009.

In December 2005, SDG&E filed an application with the CPUC proposing the construction of the Sunrise Powerlink, a 500-kV transmission line between the San Diego region and the Imperial Valley that is estimated to cost $1.3 billion and be able to deliver 1,000 MW by mid-2010. The purpose of the project is to enhance reliability, provide access to renewable resources and lower the cost of certain delivered energy. SDG&E and the Imperial Irrigation District (IID) have entered into a Memorandum of Agreement (MOA) to build the project, subject to the negotiation of a definitive agreement. If the IID participates in the project in accordance with the MOA, SDG&E's share of the project is estimated to be $1 billion. In March 2006, SDG&E announced details of the transmission line's proposed route and is continuing its outreach efforts to obtain public support for the project and its proposed route. In August 2006, SDG&E filed an update to its application with the CPUC covering, among other things, the MOA, a detailed proponent's environmental assessment (PEA) and updated benefits of the project. Also in August 2006, the California Independent System Operator's (ISO) Board of Governors approved a report finding that the proposed transmission line is economically justified and needed to meet the demand for electricity in the region. In September 2006, the CPUC notified SDG&E that its application/PEA for the transmission line is considered complete and held a prehearing conference and public participation hearing to get input on the project and discuss the scope and schedule to be established for the proceeding. Further meetings will be held in 2006 and a ruling will be issued by the CPUC directing the steps to be taken toward a final decision expected no sooner than mid-2008.

Passage of California Senate Bill 107 in September 2006 requires California's investor-owned utilities to achieve a 20 percent renewable energy portfolio by 2010, instead of 2017 as previously required by state law. SDG&E already has been moving forward to achieve a 20 percent goal by 2010, consistent with California's Energy Action Plan (EAP) and EAP II. SDG&E is currently procuring renewable energy at a level of approximately 5.4 percent of its total electric retail sales and is executing new renewable energy contracts to achieve a 20 percent renewable portfolio by 2010. Also in September 2006, additional legislative bills were passed, including Assembly Bill 32 and Senate Bill 1368, mandating cuts in industrial greenhouse emissions, which could impact costs and/or reduce volumes at SDG&E and at Sempra Generation's power plants. Any cost impact at SDG&E is expected to be recoverable through rates. In September 2006, the CPUC issued a ruling initiating Phase II of its Electric Resource Plan Order Instituting Rulemaking (OIR) which will address the long-term electric procurement plans of SDG&E, Edison and

Pacific Gas & Electric (PG&E) for the period 2007 - 2016. SDG&E will file its long-term plan with the CPUC in December 2006, including a ten-year resource plan that details its expected portfolio of resources over the planning horizon of 2007 - 2016. The long-term plan will incorporate the renewable energy and greenhouse gas emissions standards established by the CPUC and by the recently enacted state legislation. The plan will also incorporate the potential sale to SDG&E of the 480-MW El Dorado power plant owned by Sempra Generation, as discussed in Note 7 under "Other Natural Gas Cases." A CPUC decision is expected to be issued by the third quarter of 2007.

CPUC RULEMAKING REGARDING ENERGY UTILITIES, THEIR HOLDING COMPANIES AND NON-REGULATED AFFILIATES

The CPUC continues to pursue its OIR regarding energy utilities, their holding companies and non-regulated affiliates, and a final CPUC decision is expected in late 2006. In September 2006, the CPUC staff issued its proposed draft changes to the rules governing affiliate transactions and executive compensation reporting which intend to strengthen the separation between the utility, its parent company and affiliates by eliminating perceived loopholes, requiring more complete reporting, eliminating certain shared services and protecting a utility's financial integrity from the business activities of its unregulated affiliates and parent company. A workshop was also held in September 2006 to discuss the proposed staff rule changes. An ALJ proposed decision was issued in October 2006, recommending the approval of a number of the staff proposals but with certain measures clarified or eliminated altogether. Oral argument on the recommended rule changes was held in October 2006, and the CPUC is expected to issue a final decision by the end of 2006.

ADVANCED METERING INFRASTRUCTURE (AMI)

In March 2005, SDG&E submitted proposals to the CPUC for installing advanced meters with integrated two-way communications functionality. This $450 million advanced metering infrastructure has several features that would encourage customers to conserve electricity and shift usage away from time periods of high prices or capacity constraints, and would also result in various operational efficiency improvements. The proposal calls for the replacement of SDG&E's 1.4 million electric customer meters with AMI meters and would include installation of communication modules on SDG&E's 900,000 natural gas meters. It also includes installation of a communications network, information systems and system integration. CPUC hearings were held in September 2006, and a CPUC decision is expected in the first quarter of 2007. If the program is approved by the CPUC as proposed, meter installations are expected to commence in mid-2008 and be completed by late 2010. SDG&E commenced field tests in August 2006.

GAIN ON SALE RULEMAKING

In the second quarter of 2006, the CPUC adopted a decision standardizing the treatment of gains and losses on future sales of utility property. It provides for an allocation of 100 percent of the gains and losses from depreciable property to ratepayers and a 50/50 allocation of gains and losses from non-depreciable property between ratepayers and shareholders. Under certain circumstances the CPUC would be able to depart from the standard allocation. The DRA and The Utility Reform Network filed a joint request for rehearing of the decision requesting, among other things, that the CPUC adopt a 90/10 allocation of gains from non-depreciable assets between ratepayers and shareholders. The request is pending before the CPUC.

GENERAL RATE CASE

In August 2006, SoCalGas and SDG&E each tendered to the CPUC a Notice of Intent (NOI) to file a General Rate Case application to establish authorized 2008 revenue requirements and the ratemaking mechanisms by which those revenue requirements will change on an annual basis over the subsequent five-

year period (2009-2013). Not included in the proceeding are fuel and purchased power and natural gas costs. Included in the NOI are proposed mechanisms for earnings sharing, as well as performance indicators with a maximum annual reward/penalty of $13 million at SoCalGas and $15 million at SDG&E during the 2008-2013 period. Relative to authorized revenue requirements for 2006, the NOI represents an increase of $233 million for SoCalGas and $239 million ($37 million for natural gas and $202 million for electric) for SDG&E in 2008. SoCalGas and SDG&E will file their General Rate Case applications in December 2006, and a final CPUC decision is expected in December 2007.

In September 2006, the CPUC issued a decision directing SDG&E to file a Phase II General Rate Case application in January 2007 to update its electric marginal cost, revenue allocation and rate design.

COST OF CAPITAL

In October 2006, the CPUC approved SDG&E's April 2006 petition to extend to May 2007 its option to file a request to adjust its cost of capital, with any resulting changes in return on equity and/or capital structure effective in 2008.

NATURAL GAS MARKET OIR

The CPUC is considering natural gas market issues, including market design and infrastructure requirements, as part of its Natural Gas Market OIR. A final decision in Phase II of this proceeding was issued in September 2006, reaffirming the adequacy of the capacity of the SoCalGas and SDG&E systems to meet current demand. In particular, the Phase II decision establishes natural gas quality standards that would accommodate regasified liquefied natural gas (LNG) supplies. Several parties have recently filed applications with the CPUC for rehearing of the September 2006 decision, contending that the California Environmental Quality Act applies and that impacts on the environment should be fully considered.

In May 2006, in a related proceeding, the CPUC approved the Sempra Utilities' Phase I proposal to combine the natural gas transmission costs for SDG&E and SoCalGas so that their customers will pay the same rate for natural gas deliveries at any receipt point once LNG deliveries begin at the Otay Mesa interconnection. Phase II of this implementation proceeding addresses the Sempra Utilities' proposal to establish firm access rights and off-system delivery services to ensure that customers have reliable access to diverse supply sources. The CPUC held hearings on these proposals in July of 2006 and plans to issue a Phase II decision by the end of 2006.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), demand-side management (DSM) and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received. During the nine months ended September 30, 2006, SDG&E included in pretax earnings $5.9 million related to PBR, none of which was recorded in the third quarter of 2006, and $9.0 million related to DSM, which was recorded evenly over the nine-month period, and SoCalGas included in pretax earnings $0.9 million related to PBR, none of which was recorded during the third quarter of 2006.

In October 2006, the CPUC approved SoCalGas' Year 11 GCIM shareholder award of $2.5 million, which was filed with the CPUC in June 2005. SoCalGas will recognize the award in pretax earnings in the fourth quarter of 2006. In June 2006, SoCalGas filed its GCIM Year 12 application requesting a shareholder award of $9.8 million. A schedule for the proceeding has not been established, but SoCalGas expects a CPUC decision in the first half of 2007.

The cumulative amount of the SoCalGas GCIM and SDG&E natural gas PBR awards subject to refund based on the outcome of the Border Price Investigation discussed in Note 7 below is $77.7 million, of which $65.4 million has been included in current and/or prior years' pretax income.

NOTE 7.  CONTINGENCIES

LITIGATION

At September 30, 2006, the company's reserves for litigation matters were $616 million, of which $514 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the January 2006 settlements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits alleging that Sempra Energy and the Sempra Utilities unlawfully sought to control natural gas and electricity markets, claimed damages of $23 billion after applicable trebling. A second settlement resolves class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court involving virtually identical allegations to those in the Continental Forge litigation.

On June 14, 2006, the San Diego County Superior Court approved the settlement of the Continental Forge class-action litigation as fair and reasonable and a final order was entered on July 20, 2006. The California Attorney General, the Department of Water Resources (DWR), the Utility Consumers Action Network and two class members have filed notices of appeal of the final order. With respect to the individual Continental Forge lawsuits, the Los Angeles City Council has not yet voted to approve the City of Los Angeles' participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the Sempra Utilities. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement on September 8, 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but the company is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

To settle the California and Nevada litigation, the company would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation. Of the $377 million, the company paid $83 million in August 2006.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified LNG from its LNG terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC on July 25, 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. The price reductions would be reduced by any amounts that exceed a $150 million threshold up to the full amount of the price reduction that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

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

In February 2006, the DWR commenced another arbitration proceeding against Sempra Generation relating to the manner in which Sempra Generation schedules its Mexicali plant. As relief, the DWR seeks $100 million in damages and an order terminating the contract. If this matter is not otherwise resolved, an arbitration hearing is expected to begin in the second half of 2007.

In 2003, Sempra Generation was awarded summary judgment in its favor in a state civil action between Sempra Generation and the DWR, in which the DWR sought to void its contract with Sempra Generation and sought $100 million in punitive damages. On June 21, 2005, the California Court of Appeal reversed the summary judgment decision, concluding that the contract language was ambiguous and that the claims raised by Sempra Generation's complaint and the DWR's cross-complaint for breach of contract and misrepresentation present triable issues of material fact that must be addressed by further evidence and proceedings in the trial court. The case has now been remanded back to the trial court for further proceedings. The trial court vacated the September 15, 2006 jury trial date in order to further consider motions brought by Sempra Generation that would eliminate or limit the issues to be determined at trial and the relief available to the DWR. On October 6, 2006, the DWR filed a motion seeking to amend its cross-complaint to add additional claims and forms of relief.

A number of parties, including the California Energy Oversight Board and the CPUC, have appealed a 2003 FERC decision upholding the DWR's contracts with Sempra Generation and other power suppliers. A decision on that appeal is pending in the Ninth Circuit Court of Appeals.

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

Other Natural Gas Cases

In November 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the Sempra Utilities intentionally misled the CPUC, resulting in the utilities' California natural gas pipeline capacity being used to enable Sempra Energy to deliver natural gas to a power plant in Mexico. Plaintiffs also alleged that due to insufficient utility pipeline capacity, SDG&E curtailed natural gas service to electric generators and others, resulting in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source. On September 21, 2006, the parties entered into a settlement that provides for the Sempra Utilities to pay $2 million for attorneys' fees and costs incurred by the California Attorney General, SDG&E to be given the option to purchase Sempra Generation's El Dorado power plant in 2011 for book value subject to FERC approval, and Sempra Energy to pay approximately $5.7 million to SDG&E electricity customers beginning in 2009 to reduce SDG&E's electric procurement costs. The decisions by SDG&E and the CPUC as to whether the option should be exercised are expected to be made in 2007. In addition to resolving the lawsuit, the settlement includes as a condition precedent that within 90 days after the effective date of the agreement, the CPUC will permanently close the Border Price Investigation and Sempra Energy Affiliate Order Instituting Investigation. The company recorded after-tax expense of $4 million in the third quarter of 2006 to reflect these settlement costs.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges that the Sempra Energy defendants conspired with El Paso Natural Gas Company to eliminate competition, prevent the construction of natural gas pipelines to serve Nevada and other Western states, and to manipulate natural gas pipeline capacity and supply and the data provided to price indices, in violation of Nevada's antitrust laws and RICO. Plaintiffs also assert a breach of contract claim against Sempra Commodities. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals, and the matter is pending oral argument before that court.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 antitrust actions that were filed and have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the Sempra Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. The plaintiffs suing the company claim that all of the defendants in the lawsuit have damaged them in the amount of $357 million before trebling. In June 2005, the court denied the defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. No trial date has been scheduled for these actions. Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The District Court has dismissed four of these actions on the grounds that the claims asserted in these suits were preempted under federal law and the Filed Rate Doctrine. The remaining case, which includes conspiracy allegations, has been stayed. Plaintiffs have appealed the dismissals and the matters are pending oral argument in the Ninth Circuit Court of Appeals.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries (SDG&E, Sempra Commodities and Sempra Generation, depending on the lawsuit), that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy and certain non-utility subsidiaries, among others, on the grounds that the claims were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit Court of Appeals affirmed the district court's ruling and in June 2005, the U.S. Supreme Court declined to review the decision. The company believes that this decision provides a precedent for the dismissal of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets. In October 2005, on the basis of federal preemption and Filed Rate grounds, the San Diego Superior Court dismissed with prejudice the initial consolidated cases that claimed that energy companies, such as the Sempra Energy companies, manipulated the wholesale electricity markets. In December 2005, plaintiffs filed an appeal in that case, which is being briefed on appeal.

In May 2003, the Port of Seattle filed a similar complaint against a number of energy companies, including Sempra Energy, Sempra Generation and Sempra Commodities. That action was dismissed by the San Diego U.S. District Court in May 2004. Plaintiff appealed the decision and the Ninth Circuit Court of Appeals affirmed the dismissal in March 2006. In May and June 2004, two lawsuits substantially identical to the Port of Seattle case were filed in Washington and Oregon U.S. District Courts. These cases were transferred to the San Diego U.S. District Court and motions to dismiss were granted in both cases in February 2005, and plaintiffs have appealed. Oral argument on these appeals has not yet been scheduled. In October 2004, another case was filed in Santa Clara Superior Court against Sempra Generation, alleging claims substantively identical to those in the Port of Seattle case. This action was removed to the San Diego U.S. District Court in April 2005, and a motion to dismiss was presented to the District Court on October 5, 2006 and submitted for decision by the court. A similar action against Sempra Generation, alleging that various entities coerced the DWR into long-term contracts to supply electricity that contained unfair and unreasonable terms in violation of California law, was dismissed with prejudice in September 2005, on federal preemption and Filed Rate grounds. The plaintiff did not appeal this dismissal.

In November 2005, the California Attorney General filed litigation against Sempra Commodities, alleging that its traders manipulated wholesale electricity prices during the California energy crisis.  The complaint does not specify an amount of damages and civil penalties, although the Attorney General issued a press release indicating that the damages and penalties "should total hundreds of millions of dollars." The case was removed to federal District Court and the Attorney General has filed a motion to remand the case back to the California Superior Court. The District Court is expected to rule, by the end of 2006, on the motion to remand and on the motion to dismiss filed by Sempra Commodities. The FERC has previously investigated and entered into settlements with numerous energy trading companies, including Sempra Commodities, regarding similar allegations.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May

2001. The portion of this investigation relating to the Sempra Utilities is currently stayed pending CPUC review and approval of a settlement (see below). If the investigation were to determine that the conduct of either of the Sempra Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved and/or order the party to issue a refund to ratepayers. At September 30, 2006, the cumulative amount of these shareholder awards was $77.7 million, of which $65.4 million has been included in current and/or prior years' pretax income.

Edison has been the only party investigating the activities of SoCalGas, SDG&E and other Sempra Energy companies in the Border Price Investigation, and pursuing claims against them in the investigation. SoCalGas, SDG&E and Sempra Energy reached a settlement in May 2006 with Edison that, subject to CPUC review and approval, would resolve disputes between SoCalGas, SDG&E, the other Sempra Energy companies and Edison arising over the last several years regarding the actions and activities being reviewed in the Border Price Investigation, and Edison agreed to support dismissal of the Border Price Investigation. In June 2006, the CPUC granted the motion to stay the Border Price Investigation proceedings to allow the CPUC to consider the settlement. In September 2006, Edison filed a motion with the CPUC withdrawing all of its claims made against the Sempra Energy companies in the investigation, and the Sempra Utilities and Edison jointly requested that the Border Price Investigation be closed.

As discussed in the preceding paragraphs, a condition precedent of the September 2006 settlement of litigation discussed above under "Other Natural Gas Cases" is that the CPUC must permanently close the Border Price Investigation.

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

Various parties appealed aspects of the FERC's order to the Ninth Circuit Court of Appeals. In September 2005, the Court of Appeals held that the FERC did not have jurisdiction to order refunds from governmental entities. The California investor-owned utilities, including SDG&E, subsequently filed claims with the various governmental entities to recoup monies paid over and above the just and reasonable rate for power in the 2000 - 2001 time frame. On August 2, 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC had erred in not considering other remedies, such as disgorgement of profits, for tariff violations that are alleged to have occurred prior to October 2, 2000. The Court of Appeals remanded the matter to the FERC for further proceedings.

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

At September 30, 2006, Sempra Commodities remains due approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the FERC refund case. The company believes adequate reserves have been recorded.

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

In June 2003, the FERC issued several orders requiring various entities to show cause why they should not be found to have violated California ISO and PX tariffs. First, the FERC directed 43 entities, including Sempra Commodities, to show cause why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. Second, the FERC directed more than 20 entities, including Sempra Commodities, to show cause why their activities, in partnership or in alliance with others, during the same period did not constitute gaming and/or anomalous market behavior in violation of the tariffs. Remedies for confirmed violations could include disgorgement of profits and revocation of market-based rate authority. In October 2003, Sempra Commodities agreed to pay $7.2 million in full resolution of these investigations. That liability was recorded as of December 31, 2003. The Sempra Commodities settlement was approved by the FERC in August 2004. Certain California parties have sought rehearing on this order and the FERC has not yet responded. As a result of the August 2, 2006 decision of the Court of Appeals in the refund proceedings discussed above, additional litigated FERC proceedings alleging tariff violations and seeking profits disgorgement or other remedies may be commenced.

Other Litigation

The company and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs claiming that various emissions resulted in cancer or fear of cancer. The plaintiffs collectively are seeking $395 million from the company and its subsidiaries to resolve the matter. Twelve initial plaintiffs have a trial scheduled for November 20, 2006, in which they seek unspecified compensatory and punitive damages. Sempra Energy has submitted the case to its insurers, who have reserved their rights with respect to coverage.

In 1998, Sempra Energy and the Sempra Utilities converted their traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. In July 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action. In March 2006, the court dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling.

In May 2003, a federal judge issued an order finding that the Department of Energy's (DOE) environmental assessment of Sempra Generation's Termoelectrica de Mexicali (TDM) plant and another, unrelated Mexicali power plant failed to evaluate the plants' environmental impact adequately and called into question the U.S. permits they received to build their cross-border transmission lines. The judge ordered the DOE to conduct additional environmental studies and denied the plaintiffs' request for an injunction blocking operation of the transmission lines, thus allowing the continued operation of the TDM plant. The DOE performed an Environmental Impact Study and the U.S. permits were reissued in April 2005. In August 2005, plaintiff filed an amended complaint that challenges the agency action on the reissued permits, claiming that the government failed to comply with federal environmental regulations in issuing new permits. In April 2006, the plaintiffs filed a motion for summary judgment and in June 2006, the government defendants and the intervenors, including TDM, filed cross motions for summary judgment. These motions were heard on October 6, 2006, and the court is expected to issue a decision by the end of 2006.

SEMPRA COMMODITIES

Sempra Commodities has a long-term offtake agreement with respect to substantial supplies of copper concentrate to be produced at a supplier's commissioned mines. Prices for concentrate have increased substantially since the agreement was concluded. In October 2006, the supplier declared its intention to cease deliveries to Sempra Commodities and to deliver its concentrate production to other parties. Sempra Commodities believes that the supplier's failure to deliver contracted volumes of concentrate to it would constitute a breach of the offtake agreement and entitle Sempra Commodities to recover damages from the supplier. Management believes that this matter will be resolved such that any losses would not be material to the company's consolidated earnings.

ARGENTINE INVESTMENTS

As a result of the devaluation of the Argentine peso at the end of 2001 and subsequent further declines, Sempra Pipelines & Storage reduced the carrying value of its investment downward by a cumulative total of $203 million as of September 30, 2006 ($201 million as of December 31, 2005). The effect of the carrying value reduction is included in Accumulated Other Comprehensive Income (Loss) at September 30, 2006 and is not included in net income unless the company were to dispose of the investment.

A decision is expected in late 2006 or early 2007 on Sempra Pipelines & Storage's arbitration proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of Sempra Pipelines & Storage's investments that has resulted from Argentine governmental actions.

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

The company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At September 30, 2006, $16 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of income tax issues for all open periods will have a materially adverse effect upon its results of operations or financial condition.

Income Tax Credits

The Internal Revenue Service has conducted various examinations of the partnerships associated with the synthetic fuels credits, covering various years as recent as 2000, depending on the partnership. It has reported no change in the credits. From acquisition of the facilities in 1998, the company has generated synthetic fuels credits of $475 million through September 30, 2006, of which $25 million and $41 million were recorded during the three months and nine months ended September 30, 2006, respectively.

Synthetic fuels credits recorded in the first nine months of 2006 assume there will be a 43 percent phase-out of the credits in 2006 due to increases in the price of oil.

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

The accounting policies of the segments are described in the notes to Consolidated Financial Statements in the Annual Report, and segment performance is evaluated by management based on reported net income. Sempra Utility transactions are based on rates set by the CPUC and the FERC.

The operations that were discontinued in the first half of 2006, as described in Note 4, had been in the Sempra Generation segment, with the exception of Bangor Gas and Frontier Energy, which were in the Sempra Pipelines & Storage business unit. The following tables exclude amounts from discontinued operations, unless otherwise noted.

	Three months ended September 30,				Nine months ended September 30,
(Dollars in millions)	2006		2005		2006		2005
OPERATING REVENUES
SoCalGas	$812	30%	$910	34%	$3,145	37%	$3,091	41%
SDG&E	703	26	601	22	2,089	25	1,761	23
Sempra Commodities	784	29	791	29	2,178	26	1,695	22
Sempra Generation	379	14	412	15	1,032	12	1,098	14
All other	78	3	90	3	206	2	227	3
Adjustments and eliminations	(40)	(1)	(40)	(1)	(70)	(1)	(105)	(1)
Intersegment revenues	(22)	(1)	(54)	(2)	(64)	(1)	(187)	(2)
Total	$2,694	100%	$2,710	100%	$8,516	100%	$7,580	100%
INTEREST EXPENSE
SoCalGas	$19		$12		$53		$34
SDG&E	25		19		71		53
Sempra Commodities	19		12		52		29
Sempra Generation	3		9		10		20
All other	68		75		224		233
Intercompany eliminations	(44)		(53)		(137)		(149)
Total	$90		$74		$273		$220
INTEREST INCOME
SoCalGas	$7		$3		$23		$8
SDG&E	--		15		(4)		20
Sempra Commodities	2		4		4		9
Sempra Generation	9		1		12		4
All other	60		58		175		158
Intercompany eliminations	(44)		(53)		(137)		(149)
Total	$34		$28		$73		$50
DEPRECIATION AND AMORTIZATION
SoCalGas	$67	41%	$66	43%	$200	41%	$198	42%
SDG&E	72	44	66	43	219	44	197	42
Sempra Commodities	6	4	7	5	19	4	21	5
Sempra Generation	12	7	10	7	34	7	28	6
All other	6	4	3	2	19	4	22	5
Total	$163	100%	$152	100%	$491	100%	$466	100%
INCOME TAX EXPENSE (BENEFIT)
SoCalGas	$59		$(26)		$139		$55
SDG&E	53		(8)		126		39
Sempra Commodities	61		61		169		91
Sempra Generation	182		16		216		62
All other	(98)		(106)		(189)		(269)
Total	$257		$(63)		$461		$(22)
NET INCOME (LOSS)
SoCalGas*	$61	9%	$36	16%	$168	13%	$163	29%
SDG&E*	70	11	102	46	182	14	190	34
Sempra Commodities	105	16	161	73	290	23	216	38
Sempra Generation	265	41	24	11	322	25	91	16
Discontinued operations	110	17	5	2	319	25	9	2
All other	42	6	(107)	(48)	--	--	(104)	(19)
Total	$653	100%	$221	100%	$1,281	100%	$565	100%

*after preferred dividends

	September 30,		December 31,
(Dollars in millions)	2006		2005
ASSETS
SoCalGas	$5,996	21%	$6,007	21%
SDG&E	7,801	27	7,492	26
Sempra Commodities	9,906	34	11,262	38
Sempra Generation	2,550	9	2,313	8
Discontinued operations	145	--	611	2
All other	3,699	13	2,308	8
Intersegment receivables	(1,051)	(4)	(747)	(3)
Total	$29,046	100%	$29,246	100%

	Nine months ended September 30,
(Dollars in millions)	2006		2005
CAPITAL EXPENDITURES
SoCalGas	$284	21%	$245	26%
SDG&E	880	66	342	36
Sempra Commodities	21	1	52	6
Sempra Generation	37	3	122	13
Intercompany eliminations and all other	119	9	179	19
Total	$1,341	100%	$940	100%

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2005 Annual Report on Form 10-K (the Annual Report).

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide electric, natural gas and other energy products and services to its customers. Operations are divided into the Sempra Utilities and Sempra Global. The Sempra Utilities include Southern California Gas Company (SoCalGas) and San Diego Gas & Electric Company (SDG&E), which serve consumers from California's Central Valley to the Mexican border. Sempra Global is a holding company for most of the subsidiaries of Sempra Energy that are not subject to California utility regulation. Sempra Global's principal subsidiaries provide the following energy-related products and services:

•

Sempra Commodities is primarily a wholesale and retail trader of physical and financial products, including natural gas, power, crude oil and other commodities; and also is a trader and wholesaler of metals;

•

Sempra Generation owns and operates power plants;

•

Sempra LNG is developing receipt terminals for the importation of liquefied natural gas (LNG) and has an agreement to supply natural gas to Mexico's government-owned electric utility; and

•

Sempra Pipelines & Storage develops and owns natural gas pipelines and storage facilities in the United States and Mexico, and holds interests in companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. It also owns two small natural gas distribution utilities in the eastern United States, which it recently decided to sell, as discussed in Note 4 of the notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net income increased $716 million (127%) to $1.3 billion for the nine months ended September 30, 2006, compared to the corresponding period of 2005. For the three months ended September 30, 2006, net income increased $432 million (195%) to $653 million over the corresponding period of 2005, as discussed below.

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting net income and operating income for the nine month and three month periods ended September 30, 2006 and 2005. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Nine months ended September 30
	Net Income		Operating Income
(Dollars in millions)	2006	2005	2006	2005
Reported amounts	$1,281	$565	$1,215	$645

Discontinued operations:
Loss (income) from operations	23	(9)	--	--
Gain on disposal	(342)	--	--	--
Gain on sale of Topaz[1] power plants	(204)	--	--	--
Regulatory matters	(25)	(24)	(39)	(33)
California energy crisis litigation reserves	20	195	28	318
Resolution of prior years' income tax issues	(43)	(134)	--	--
Sempra Commodities' gain on sale of natural gas storage facilities	--	(38)	--	(63)
	$710	$555	$1,204	$867

Three months ended September 30
	Net Income		Operating Income
(Dollars in millions)	2006	2005	2006	2005
Reported amounts	$653	$221	$466	$166

Discontinued operations:
Income from operations	(3)	(5)	--	--
Gain on disposal	(107)	--	--	--
Gain on sale of Topaz[1] power plants	(211)	--	--	--
Regulatory matters	(13)	(27)	(20)	(38)
California energy crisis litigation reserves	4	189	7	308
Resolution of prior years' income tax issues	(31)	(71)	--	--
Sempra Commodities' gain on sale of natural gas storage facilities	--	(38)	--	(63)
	$292	$269	$453	$373

1  Topaz Power Partners, as discussed in Note 3 of the notes to Consolidated Financial Statements.

Net Income by Business Unit

	Nine months ended September 30,
(Dollars in millions)	2006		2005
Sempra Utilities
Southern California Gas Company *	$168	13%	$163	29%
San Diego Gas & Electric Company *	182	14	190	34
Total Sempra Utilities	350	27	353	63

Sempra Global
Sempra Commodities	290	23	216	38
Sempra Generation **	322	25	91	16
Sempra Pipelines & Storage **	58	5	48	8
Sempra LNG	(35)	(3)	(15)	(3)
Total Sempra Global	635	50	340	59

Parent and other ***	(23)	(2)	(137)	(24)
Income from continuing operations	962	75	556	98
Discontinued operations, net of tax	319	25	9	2
Net income	$1,281	100%	$565	100%

	Three months ended September 30,
(Dollars in millions)	2006		2005
Sempra Utilities
Southern California Gas Company *	$61	9%	$36	16%
San Diego Gas & Electric Company *	70	11	102	46
Total Sempra Utilities	131	20	138	62

Sempra Global
Sempra Commodities	105	16	161	73
Sempra Generation **	265	41	24	11
Sempra Pipelines & Storage **	19	3	19	9
Sempra LNG	(13)	(2)	(5)	(2)
Total Sempra Global	376	58	199	91

Parent and other ***	36	5	(121)	(55)
Income from continuing operations	543	83	216	98
Discontinued operations, net of tax	110	17	5	2
Net income	$653	100%	$221	100%

* After preferred dividends

** Excludes amounts now classified as discontinued operations.

*** Includes after-tax interest expense of $78 million and $76 million for the nine months ended September 30, 2006 and 2005, respectively, and after-tax interest expense of $25 million and $24 million for the three months ended September 30, 2006 and 2005, respectively; intercompany eliminations recorded in consolidation; and certain corporate costs incurred at Sempra Global. Prior-period amounts have been revised to include Sempra Financial, which previously had been shown separately.

Sempra Utility Revenues and Cost of Sales

During the nine months ended September 30, 2006, natural gas revenues increased compared to the corresponding period in 2005 as a result of higher volumes and higher natural gas costs, which are passed on to customers. Natural gas revenues decreased in the three months ended September 30, 2006 due to lower costs of natural gas and lower natural gas sales volume. Electric revenues increased for the nine months and three months ended September 30, 2006, compared to the corresponding periods in 2005, primarily due to increased costs that are passed through to customers and increased authorized revenues at San Onofre Nuclear Generating Station (SONGS). Volumes increased for the nine months and decreased for the three months ended September 30, 2006, respectively.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to customers on a substantially concurrent basis. However, SoCalGas' gas cost incentive mechanism (GCIM) and SDG&E's natural gas procurement performance-based regulation mechanism allow the Sempra Utilities to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 14 of the notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the natural gas and electric volumes and revenues by customer class for the nine month periods ended September 30.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2006:
Residential	200	$2,322	1	$4	201	$2,326
Commercial and industrial	92	881	206	162	298	1,043
Electric generation plants	--	1	196	92	196	93
Wholesale	--	--	16	6	16	6
	292	$3,204	419	$264	711	3,468
Balancing accounts and other						98
Total						$3,566

2005:
Residential	198	$2,164	1	$4	199	$2,168
Commercial and industrial	92	845	206	135	298	980
Electric generation plants	--	2	160	67	160	69
Wholesale	--	--	14	5	14	5
	290	$3,011	381	$211	671	3,222
Balancing accounts and other						298
Total						$3,520

Electric Distribution and Transmission

(Volumes in millions of kWhs, dollars in millions)

	2006		2005
	Volumes	Revenue	Volumes	Revenue
Residential	5,697	$692	5,318	$557
Commercial	5,215	541	5,007	502
Industrial	1,681	133	1,593	107
Direct access	2,569	101	2,493	87
Street and highway lighting	76	8	70	8
Off system sales	228	13	--	--
	15,466	1,488	14,481	1,261
Balancing accounts and other		136		2
Total		$1,624		$1,263

Although commodity costs associated with long-term contracts allocated to SDG&E from the Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Sempra Global and Parent Operating Revenues

Sempra Global and parent operating revenues increased by $529 million (19%) in the nine months ended September 30, 2006 to $3.3 billion and was $1.2 billion for each of the three month periods ended September 30, 2006 and 2005. The increase for the nine months of 2006 reflects increased trading activity at Sempra Commodities during the first six months of 2006, primarily as a result of increased volatility in the power, natural gas and metals markets.

Other Cost of Sales

Other cost of sales, which consists primarily of cost of sales at Sempra Global, increased by $140 million (8%) in the nine months ended September 30, 2006 to $1.9 billion and by $7 million (1%) in the three months ended September 30, 2006 to $716 million. The increase in the nine month period was primarily due to higher costs associated with the higher operating revenues noted above for Sempra Commodities.

Litigation Expense

Litigation expense decreased by $298 million (87%) in the nine months ended September 30, 2006 to $43 million and by $313 million (96%) in the three months ended September 30, 2006 to $12 million, primarily due to lower California energy crisis litigation expense.

Other Operating Expenses

Other operating expenses increased by $221 million (13%) in the nine months ended September 30, 2006 to $2.0 billion and decreased by $48 million (7%) in the three months ended September 30, 2006 to $657 million. The increase for the first nine months of 2006 was primarily due to an increase in expenses at Sempra Commodities attributable to the growth in revenues noted above. In addition, the increases were due to higher operating costs at SDG&E, including a favorable settlement with the Independent System Operator (ISO) in 2005. The decrease for the three months ended September 30, 2006 was due to lower expenses at Sempra Commodities and SoCalGas, offset by higher operating costs at SDG&E due to the favorable settlement with the ISO in 2005.

Losses (Gains) on Sale of Assets, Net

There was a loss on the sale of assets of $1 million in the nine month period of 2006 compared to a gain of $104 million in the nine month period of 2005, primarily due to the $98 million gain associated with Sempra Commodities' sale of its natural gas storage facilities in 2005. This sale also resulted in the decrease in gains for the three month period from $99 million in 2005 to $2 million in 2006.

Other Income, Net

Other income, net, consists primarily of equity earnings from unconsolidated subsidiaries, allowance for equity funds used during construction and regulatory interest. Other income increased by $351 million for the nine months ended September 30, 2006 to $375 million and by $357 million for the three months ended September 30, 2006 to $376 million. The increases were primarily due to the pretax gain on the sale of the Topaz power plants, which was $344 million for the nine months ended and $355 million for the three months ended September 30, 2006, as discussed in Note 3 of the notes to Consolidated Financial Statements.

Interest Income

Interest income increased by $23 million (46%) for the nine months ended September 30, 2006 to $73 million and by $6 million (21%) for the three months ended September 30, 2006 to $34 million. The increase in the nine months ended September 30, 2006 was due to $12 million from a favorable resolution of a state income tax matter in the third quarter of 2006, $13 million from the resolution of an insurance claim at Pacific Enterprises (PE) (the parent company of SoCalGas) related to a quasi-reorganization issue in the second quarter of 2006, higher interest resulting from increases in short-term investments and $6 million from a 2006 income tax audit settlement at SoCalGas. The increases were offset by a decrease at SDG&E due to $12 million lower interest as a result of income tax audit settlements in 2005 and reclassification of $7 million of interest as a result of a Federal Energy Regulatory Commission (FERC) approved ISO settlement in 2006, which is now classified in Other Income, Net.

The increase in the three months ended September 30, 2006 was due to the favorable resolution of a state income tax matter and higher interest resulting from increases in short-term investments, offset by lower interest of $7 million as a result of an income tax audit settlement in 2005 and $6 million from the ISO settlement also in 2005.

Interest Expense

Interest expense increased by $53 million (24%) for the nine months ended September 30, 2006 to $273 million and by $16 million (22%) for the three months ended September 30, 2006 to $90 million.  The increases were due to increased borrowings at SDG&E in 2006 to finance the purchase of the Palomar generating plant, increased short-term borrowings at Sempra Commodities, higher interest expense at SoCalGas associated with the $250 million first mortgage bonds issued in November 2005 and higher variable rates, and the accretion of interest related to the California energy crisis litigation settlement.

Income Taxes

Income tax expense (benefit) was $461 million and $(22) million for the nine months ended September 30, 2006 and 2005, respectively, and the effective income tax rates were 33 percent and (4) percent, respectively.

Income tax expense (benefit) was $257 million and $(63) million for the three months ended September 30, 2006 and 2005, respectively, and the effective income tax rates were 33 percent and (46) percent, respectively.

The increases in expense for both the three months and the nine months ended September 30, 2006 were due primarily to higher pretax income from continuing operations and the higher effective tax rates. The increase in the effective rates for the three months and nine months ended September 30, 2006 was due primarily to lower favorable resolution of prior years' income tax issues in 2006 compared to 2005, and lower tax benefits for Sempra Financial.

Discontinued Operations

During the second quarter of 2006, Sempra Generation completed the sales of the Twin Oaks Power plant and its Energy Services and Facilities Management businesses. In July 2006, Sempra Generation sold Sempra Energy Production Company (SEPCO), its exploration and production subsidiary. In June 2006, Sempra Energy's management decided to sell Bangor Gas and Frontier Energy, Sempra Pipelines & Storage's natural gas distribution companies.

In the second quarter of 2004, Sempra Energy disposed of its interest in Atlantic Electric & Gas Limited (AEG), a marketer of power and natural gas commodities to commercial and residential customers in the United Kingdom.

Note 4 of the notes to Consolidated Financial Statements provides further details on these discontinued operations.

Net Income

Changes in net income are summarized in the tables shown previously under "Comparison of Earnings" and in discussions below.

Business Unit Results

Southern California Gas Company

Net income for SoCalGas increased by $5 million (3%) to $168 million for the nine months ended September 30, 2006, due primarily to a $56 million reduction in litigation expense as a result of the California energy crisis reserve established in 2005 and $7 million from the positive resolution in 2006 of a natural gas royalty matter, offset by $23 million lower favorable resolution of prior years' income tax issues, $11 million from the reversal in 2005 of the 2004 revenue sharing reserve resulting from the California Public Utilities Commission (CPUC)'s 2004 Cost of Service decision and higher income tax expense of $24 million. Net income for SoCalGas for the three months ended September 30, 2006 increased by $25 million (69%) to $61 million due to a $53 million reduction in California energy crisis litigation expense and an increase of $11 million due to improved margins, offset by $19 million lower favorable resolution of prior years' income tax issues and higher income tax expense of $21 million.

San Diego Gas & Electric Company

Net income for SDG&E decreased by $8 million (4%) to $182 million for the nine months ended September 30, 2006 and by $32 million (31%) to $70 million for the three months ended September 30, 2006. The decrease in the nine month period ended September 30, 2006 was primarily due to $56 million lower favorable resolution of prior years' income tax issues and a $7 million increase in income taxes, offset by $29 million in higher earnings from electric generation activities including the commencement of commercial operation of the Palomar generating plant in 2006, and a $28 million reduction in California energy crisis litigation expense. Also in the nine month periods, the resolution of regulatory items increased 2006 net income by $25 million as compared to $24 million in 2005. The 2006 regulatory items include a $13 million resolution of prior year cost recovery issue; $8 million due to the CPUC authorization for retroactive recovery on SONGS revenues related to a computational error in the 2004 Cost of Service; and $4 million due to FERC approval to recover prior year ISO charges in 2006. The 2005 regulatory item of $24 million resulted from FERC approval to recover prior year ISO charges in 2005.

The decrease in the three month period ended September 30, 2006 was due to $42 million lower favorable resolution of prior years' income tax issues, a $14 million reduction in favorable resolutions of regulatory matters, reflecting $27 million resulting from FERC approval of a settlement with the ISO in 2005 offset by the favorable resolution of a prior year cost recovery issue of $13 million in 2006, and higher income tax expense of $11 million, partially offset by a $26 million reduction in California energy crisis litigation expense and a $12 million increase in earnings from the increased electric generation activities discussed above.

Sempra Commodities

Sempra Commodities' net income increased by $74 million (34%) to $290 million for the nine months ended September 30, 2006 due to improved margins in North America and in natural gas, power and metals, offset by decreased margins for petroleum, as detailed below, the gain on the sale of natural gas storage facilities in 2005 and lower synthetic fuels credit operations. Its net income decreased by $56 million (35%) to $105 million for the three months ended September 30, 2006 primarily due to the gain on the sale of natural gas storage facilities in 2005. In addition to the effect of changing prices and volumes, earnings variability will continue in future periods as a result of natural gas and oil inventories, and of storage and transportation capacity contracts not being marked to market while the economically offsetting derivative instruments are marked to market. Margin, summarized below by geographical region and product line, consists of net revenues less related costs (primarily brokerage, transportation and storage) plus or minus net interest income/expense, and is used by management in evaluating its geographical and product line performance. Results for the nine months and the three months ended September 30, 2006 include $94 million and $43 million, respectively, of gains recorded at the time a structured derivative is originated, commonly referred to as "day one" gains.

	Nine months ended September 30,
Margin (Dollars in millions)	2006		2005
Geographical:
North America	$839	85%	$548	83%
Europe and Asia	152	15	113	17
	$991	100%	$661	100%
Product Line:
Natural gas	$430	43%	$122	19%
Power	327	33	234	35
Oil - crude and products	113	12	160	24
Metals	78	8	42	6
Other	43	4	103	16
	$991	100%	$661	100%

	Three months ended September 30,
Margin (Dollars in millions)	2006		2005
Geographical:
North America	$233	65%	$254	68%
Europe and Asia	128	35	119	32
	$361	100%	$373	100%
Product Line:
Natural gas	$146	40%	$121	32%
Power	116	32	110	30
Oil - crude and products	27	8	89	24
Metals	53	15	3	1
Other	19	5	50	13
	$361	100%	$373	100%

The amounts reported as "Other" include synthetic fuels income tax credit operations of $74 million and $101 million for the nine month periods ended September 30, 2006 and 2005, respectively, which contributed $24 million and $34 million to net income for the same periods, respectively. For the three month periods ended September 30, 2006 and 2005, "Other" includes synthetic fuels operations of $41 million and $50 million, respectively, which contributed $14 million and $18 million to net income for the same periods, respectively.

A summary of Sempra Commodities' unrealized revenues for trading activities follows:

	Nine months ended September 30,
(Dollars in millions)	2006	2005
Balance at January 1	$1,488	$1,193
Additions	2,186	428
Realized	(2,353)	(1,021)
Balance at September 30	$1,321	$600

The estimated fair values as of September 30, 2006, and the scheduled maturities related to the unrealized revenues are (dollars in millions):

	Fair Market	Scheduled Maturity (in months)
Source of fair value	Value	0-12	13-24	25-36	>36

Prices actively quoted	$1,309	$480	$546	$159	$124
Prices provided by other
external sources	70	(4)	2	--	72
Prices based on models
and other valuation
methods	(13)	--	--	--	(13)
Over-the-counter (OTC)
revenue	1,366 *	476	548	159	183
Exchange contracts **	(45)	156	(71)	(11)	(119)
Total	$1,321	$632	$477	$148	$64

* The present value of unrealized revenue to be received from outstanding OTC contracts.

** Cash received (paid) associated with open exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income increased by $231 million (254%) to $322 million for the nine months ended September 30, 2006, primarily due to a $204 million gain from the sale of the Topaz power plants, a $14 million decrease in mark-to-market losses on long-term forward contracts with Sempra Commodities, earnings of $10 million related to the transfer of the Palomar generating plant to SDG&E, and lower project development and general and administrative expenses. The increases were offset by additional litigation reserves of $15 million recorded as a result of the April 2006 DWR arbitration decision, which is discussed in Note 7 of the notes to Consolidated Financial Statements. Additionally, Sempra Generation's net income increased by $241 million to $265 million for the three months ended September 30, 2006, primarily due to a $211 million gain from the sale of the Topaz plants, a $19 million decrease in mark-to-market losses and the lower expenses.

Sempra Pipelines & Storage

Net income for Sempra Pipelines & Storage increased by $10 million (21%) to $58 million for the nine months ended September 30, 2006, primarily due to favorable resolution of prior years' income tax issues in 2006. Net income of $19 million for the three months ended September 30, 2006 was consistent with the corresponding period in 2005.

Sempra LNG

The net loss for Sempra LNG increased by $20 million (133%) to $35 million for the nine months ended September 30, 2006, primarily due to a $13 million mark-to-market loss related to a natural gas marketing agreement with Sempra Commodities.  For the three months ended September 30, 2006, the net loss increased by $8 million (160%) to $13 million due to higher income tax expense primarily as a result of exchange rate issues and a change in the effective state income tax rate.

Parent and other

The net loss for Parent and other decreased by $114 million (83%) to $23 million for the nine months ended September 30, 2006, primarily due to $90 million of California energy crisis litigation reserves recorded in 2005, $38 million favorable resolution of a state income tax matter in 2006 and $8 million in interest income related to an insurance claim in 2006, offset by higher favorable resolution of prior years' income tax issues in 2005 and lower 2006 income tax benefits at Sempra Financial. Net income for Parent and other was $36 million for the three months ended September 30, 2006 compared to a net loss of $121 million for the corresponding period in 2005. The increase in net income was primarily due to $90 million of California energy crisis litigation reserves recorded in the third quarter of 2005, and the $38 million favorable resolution of a state income tax matter and other income tax adjustments in 2006.

CAPITAL RESOURCES AND LIQUIDITY

A substantial portion of the funding of the company's capital expenditures and its ability to pay dividends is dependent on the relatively stable pattern of earnings by the Sempra Utilities and Sempra Generation's long-term power sale contracts. The availability of capital for other business operations is also greatly affected by Sempra Commodities' liquidity and margin requirements, which fluctuate substantially and, to a lesser extent the margin requirements at Sempra Generation. The company's expansion, particularly in the LNG business, also requires the issuance of securities from time to time.

At September 30, 2006, the company had $1.5 billion in unrestricted cash and $6.6 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. Of these lines, $14 million supported variable-rate debt.

The company's credit agreements are discussed more fully in Note 3 of the notes to Consolidated Financial Statements.

Management believes that these amounts and cash flows from operations, asset sales and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were to be significantly reduced or the company were to be unable to raise funds under acceptable terms, neither of which is considered likely, the company would be required to reduce non-utility capital expenditures, trading operations and/or investments in new businesses. Management continues to regularly monitor the company's ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

At the Sempra Utilities, cash flows from operations, security issuances and/or capital contributions by Sempra Energy are expected to continue to be adequate to meet utility capital expenditure requirements.  As a result of the purchase of the Palomar generating plant in the first quarter of 2006, SDG&E's dividends to Sempra Energy have been suspended to increase SDG&E's equity, and the level of future common dividends may be affected in order to maintain SDG&E's authorized capital structure during periods of increased capital expenditures.

Sempra Commodities provides or requires cash as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by commodity price fluctuations and are dependent on credit ratings) and the length of its various trading positions. At September 30, 2006, Sempra Commodities' intercompany borrowings were $156 million, down from $638 million at December 31, 2005. Sempra Commodities' external debt was $432 million and $103 million at

September 30, 2006 and December 31, 2005, respectively. Company management continuously monitors the level of Sempra Commodities' cash requirements in light of the company's overall liquidity.

Sempra Generation's projects had been financed through a combination of operating cash flow, project financing, funds from the company and external borrowings. Its 2006 asset sales, discussed in Notes 3 and 4 of the notes to Consolidated Financial Statements, are providing funds to assist in financing company projects.

Sempra Generation's long-term power sale contracts typically contain collateral requirements. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of September 30, 2006, Sempra Generation had $28 million of outstanding collateral requirements under these contracts. The significant reduction of the collateral requirements since December 31, 2005 was primarily due to the sale of Twin Oaks in 2006.

Sempra Pipelines & Storage is expected to require funding from the company and/or external sources to continue the expansion of its existing natural gas operations in Mexico, its Liberty Gas Storage (Liberty) facility and other natural gas storage projects, its participation in the development of Rockies Express Pipeline (REX), a natural gas pipeline, and its planned development of pipelines to serve LNG facilities expected to be developed in Baja California, Mexico; Louisiana and Texas.

Sempra LNG will require funding for its development of LNG receiving facilities. While Sempra LNG's $1.25 billion credit facility and other Sempra Energy sources are expected to be adequate for these requirements, the company may decide to use project financing if that is believed to be advantageous.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $696 million (100%) to $1.4 billion for 2006. The change was primarily due to a $176 million increase in income from continuing operations, net of the effects of gains on sale of assets and equity in income from unconsolidated subsidiaries, a $281 million higher increase in net trading assets in 2005, a $201 million change in income taxes payable and a $144 million increase in overcollected regulatory balancing accounts in 2006, partially offset by a $323 million higher increase in other liabilities in 2005.

Management does not expect that the sale of businesses as discussed in Notes 3 and 4 of the notes to Consolidated Financial Statements will have a material impact on the company's future operating cash flows.

For the nine months ended September 30, 2006, the company made contributions of $14 million and $27 million to the pension and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities decreased by $412 million (55%) to $343 million for 2006. The change was primarily attributable to $789 million in proceeds from asset sales, primarily the sales of Twin Oaks, the Energy Services and Facilities Management businesses and Sempra Energy Production Company at Sempra Generation, and a $361 million increase in dividends received from unconsolidated affiliates mainly due to the sale of the Topaz Power plants, offset by a $401 million increase in capital expenditures and $247 million in proceeds from the sale of the Bluewater Gas Storage and Pine Prairie Energy Center natural gas storage sites at Sempra Commodities in 2005.

In September 2006, Sempra Pipelines & Storage and ProLiance Transportation and Storage, LLC (ProLiance), jointly acquired three salt caverns representing 10 billion cubic feet (bcf) to 12 bcf of potential natural gas storage capacity in Cameron Parish, Louisiana. Subject to finalization of development plans and regulatory approval, the property will be developed into a natural gas storage project. Sempra Pipelines & Storage will own 75 percent of the new project and be responsible for development and operation of the facility. ProLiance will own a 25 percent interest in the project. Sempra Pipelines & Storage and ProLiance currently are finalizing construction on another natural gas storage facility, Liberty, in Calcasieu Parish, Louisiana. Once developed, the newly acquired property and caverns would ultimately become an extension of Liberty.

In June 2006, Sempra Pipelines & Storage and Kinder Morgan Energy Partners, L.P. (KMP) announced that ConocoPhillips, an integrated petroleum company based in Houston, Texas, had exercised its option to acquire a 25 percent interest in Rockies Express Pipeline LLC (Rockies Express), 24 percent currently and an additional 1 percent interest to be acquired after pipeline construction is completed. This reduced Sempra Pipelines & Storage's ownership interest in the project to 25 percent from its previous one-third ownership interest. KMP currently owns 51 percent of the equity in the project and will own 50 percent when construction, which has begun, is completed. In connection with new financing received by Rockies Express, Sempra Pipelines & Storage and KMP were repaid their initial capital contributions.

The company expects to make capital expenditures and investments of $2.2 billion in 2006. Significant capital expenditures and investments are expected to include $650 million at SDG&E, excluding the purchase of the Palomar generating plant, $450 million at SoCalGas for plant improvements and $1.1 billion of capital expenditures at the other subsidiaries, including the development of pipelines and LNG facilities. These expenditures and investments are expected to be financed by cash flows from operations, asset sales and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities totaled $(316) million and $145 million for the nine months ended September 30, 2006 and 2005, respectively. The change was due to a $600 million issuance of common stock in 2005 in connection with the Equity Units' $600 million purchase contract settlement and a $535 million increase in payments on short-term borrowings in 2006, offset by the redemption of $200 million of mandatorily redeemable preferred securities in 2005, a $167 million increase in issuances of long-term debt in 2006, higher payments on long-term debt in 2005 primarily from the retirement of El Dorado's project finance debt and an $88 million open market repurchase of common stock in the first half of 2005. Additionally, in June 2006, Sempra Financial effectively sold the majority of its interests in affordable housing projects to an unrelated party subject to certain guarantees. Because of the guarantees, the $83 million of proceeds from the transaction has been recorded as a financing rather than as a sale.

COMMITMENTS

At September 30, 2006, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $2.7 billion related to new natural gas contracts at SoCalGas, decreases of $400 million in coal contract commitments in connection with the sale of Twin Oaks, an increase of $411 million related to the issuance of $250 million of 6 percent first mortgage bonds and $161 million of variable-rate first mortgage bonds at SDG&E and a $50 million increase in 2007 construction commitments. Additionally, the pension and postretirement benefit obligation from 2006 through 2015 increased by $478 million at September 30, 2006 due to the enactment of the Pension

Protection Act of 2006, which generally accelerates the required funded status of the company's pension plans. The future payments under the new natural gas contracts at SoCalGas are expected to be $137 million for 2006, $871 million for 2007, $553 million for 2008, $467 million for 2009, $426 million for 2010 and $255 million thereafter. The bonds are expected to mature in 2026 and 2018, respectively.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Sempra Utilities' operations and the long-term contracts of Sempra Generation generally provide relatively stable earnings and liquidity. Sempra LNG and Sempra Pipelines & Storage are expected to provide substantial and relatively stable earnings and liquidity upon the successful completion of their construction programs, but to require substantial funding during the construction period. Sempra Commodities experiences significant volatility in earnings and liquidity requirements. Notes 6 and 7 of the notes to Consolidated Financial Statements herein and Notes 13 through 15 of the notes to Consolidated Financial Statements in the Annual Report also describe matters that could affect future performance.

Litigation

Note 7 of the notes to Consolidated Financial Statements herein and Note 15 of the notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis and Sempra Generation's contract with the DWR), the ultimate resolution of which could have a material adverse effect on future performance.

Sempra Utilities

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

Sempra LNG is in the process of constructing the Energía Costa Azul LNG receiving terminal in Baja California, Mexico and the Cameron LNG receiving terminal in Louisiana. Additional information regarding these activities is provided above under "Capital Resources and Liquidity" and in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

In June 2006, Sempra LNG received approval from the FERC to construct the Port Arthur LNG receipt terminal in Texas, which will be capable of processing up to 3 bcf per day of natural gas. In May 2006, Sempra LNG received non-binding expressions of interest in the potential expansion of its Energía Costa Azul LNG receipt terminal in Baja California, Mexico, totaling 2.9 bcf per day of natural gas. The ultimate scope and timing of the expansion project will depend on the outcome of negotiations for commercial agreements.

Delays in the development of LNG liquefaction capacity and the resultant delays in concluding supply agreements could affect the timing of the Port Arthur development and the company's regasification terminal expansion plans, and could result in the company's temporarily operating completed facilities at less than the contracted amounts.

In September 2006, the FERC approved proposed rates for the 713-mile western portion of the Rockies Express natural gas pipeline project in which the company has a 25 percent ownership interest.

In July 2004, the company announced that Sempra Pipelines & Storage had acquired the rights to develop the Liberty natural gas storage facility, located in Calcasieu Parish, Louisiana. In May 2005, ProLiance acquired a 25-percent ownership in Liberty from the company. The company began construction of the facility in 2006. Commercial operations are expected to commence by year-end 2007. In addition, in September 2006, the company and ProLiance jointly acquired three salt caverns representing 10 bcf to 12 bcf of potential natural gas storage capacity in Cameron Parish, Louisiana. Additional information regarding Liberty is provided above under "Capital Resources and Liquidity."

In April 2006, Sempra Generation completed the sale of its 305-megawatt (MW) Twin Oaks Power plant for $480 million in cash. In July 2006, Sempra Generation and Riverstone Holdings completed the sale of the jointly owned 632-MW Coleto Creek Power plant for $1.14 billion in cash. The sales of Sempra Generation's Energy Services and Facilities Management businesses closed in April 2006 and June 2006, respectively, for a combined sales price of $95 million. In July 2006, Sempra Generation sold its exploration and production subsidiary, Sempra Energy Production Company, for $225 million in cash. These five sales contributed over $560 million to net income in 2006. Additional information regarding these activities is provided above under "Capital Resources and Liquidity," in Notes 3 and 4 of the notes to Consolidated Financial Statements herein and in Notes 2 and 3 of the notes to Consolidated Financial Statements in the Annual Report. In June 2006, Sempra Energy's management decided to sell Bangor Gas and Frontier Energy, Sempra Pipelines & Storage's natural gas distribution companies. Additional information is provided in Note 4 of the notes to Consolidated Financial Statements herein.

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

As noted in Note 7 of the notes to Consolidated Financial Statements herein, income tax benefits from synthetic fuels credits are expected to be partially phased out in 2006. The partial phaseout is likely to extend into 2007, the last year of the program.

In June 2006, Sempra Financial effectively sold the majority of its interests in affordable housing projects to an unrelated party subject to certain guarantees. Because of the guarantees, the transaction has been recorded as a financing transaction rather than as a sale. In the future, the company expects slightly higher income tax rates since the transaction almost completely eliminated the income tax benefits from the company's affordable housing investments.

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

Following is a summary of Sempra Commodities' trading Value at Risk (VaR) profile (using a one-day holding period) in millions of dollars:

	95%		99%
September 30, 2006	$13.1		$18.5
Year-to-date 2006 range	$5.5	to $ 37.7	$7.8	to $ 53.1
September 30, 2005	$13.3		$18.8
Year-to-date 2005 range	$5.7	to $ 25.3	$8.0	to $ 35.7

As of September 30, 2006, the total VaR of the Sempra Utilities' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2005 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

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
SEMPRA ENERGY, (Registrant)

Date: November 2, 2006	By: /s/ Joseph A. Householder
Joseph A. Householder Sr. Vice President and Controller