Form 10-K
period 2006-12-31
SEMPRA ENERGY
filed 2007-02-23
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended		December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number		1-14201
SEMPRA ENERGY
(Exact name of registrant as specified in its charter)
	California		33-0732627
	(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
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
Exhibit Index on page 42. Glossary on page 48.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was $11.8 billion.

Registrant's common stock outstanding as of January 31, 2007, was 262,918,638 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 2006 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement prepared for the April 2007 annual meeting of shareholders are incorporated by reference into Part III.

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission and other environmental and regulatory bodies in the United States and other countries; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas and liquefied natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS AND RISK FACTORS

Description of Business

A description of Sempra Energy and its subsidiaries (the company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2006 Annual Report to Shareholders, which is incorporated by reference. The company has five separately managed reportable segments comprising Southern California Gas Company (SoCalGas), San Diego Gas & Electric Company (SDG&E), Sempra Commodities, Sempra Generation and Sempra Pipelines & Storage. SoCalGas and SDG&E are collectively referred to as "the Sempra Utilities."

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

Risk Factors

The following risk factors and all other information contained in this report should be considered carefully when evaluating the company. These risk factors could affect the actual results of the company and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of the company. Other risks and uncertainties, in addition to those that are described below, may also impair its business operations. If any of the following risks occurs, the company's business, cash flows, results of operations and financial condition could be seriously harmed. In addition, the trading price of its securities could decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning the company set forth in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2006 Annual Report to Shareholders, which is incorporated by reference in this report.

Risks Related to the Sempra Utilities

The Sempra Utilities are subject to extensive regulation by state, federal and local legislation and regulatory authorities, which may adversely affect the operations, performance and growth of their businesses.

The California Public Utilities Commission (CPUC), which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates the Sempra Utilities' rates (except electric transmission rates, which are regulated by the Federal Energy Regulatory Commission (FERC)) and conditions of service, sales of securities, rates of return, rates of depreciation, the uniform systems of accounts and long-term resource procurement. The CPUC conducts various reviews of utility performance (which may include reasonableness and prudency reviews of capital expenditures, natural gas and electricity procurement, and other costs, and reviews and audits of the company's records) and affiliate relationships and conducts audits and investigations into various matters which may, from time to time, result in disallowances and penalties adversely affecting earnings and cash flows. Various proceedings involving the CPUC and relating to the Sempra Utilities' rates, costs, incentive mechanisms, performance-based regulation and compliance with affiliate and holding company rules are discussed in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

For major capital programs, the Sempra Utilities may expend funds prior to receiving regulatory approval to proceed with the capital project. If the project does not receive regulatory approval or a decision is made not to proceed with the project, the company may not be able to recover the amount expended for that project.

Periodically, the Sempra Utilities' rates are approved by the CPUC based on forecasts of capital and operating costs. If the Sempra Utilities' actual capital and operating costs were to exceed the amount approved by the CPUC, it would adversely affect earnings and cash flows.

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC applies Performance-Based Regulation (PBR) to the Sempra Utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and operating income goals, rather than relying solely on expanding utility plant to increase earnings. The three areas that are eligible for PBR rewards are: operational incentives based on measurements of safety, reliability and customer satisfaction; energy efficiency rewards based on the effectiveness of the programs; and natural gas procurement rewards. Although the Sempra Utilities have received PBR rewards in the past, there can be no assurance that they will receive rewards in the future, or that they would be of comparable amounts. Additionally, if the Sempra Utilities fail to achieve certain minimum performance levels established under the PBR mechanisms, they may be assessed financial disallowances or penalties which could negatively affect earnings and cash flows.

The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on transmission investments and other similar matters involving SDG&E.

The Sempra Utilities may be adversely affected by new regulations, decisions, orders or interpretations of the CPUC, FERC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how the Sempra Utilities operate, could affect their ability to recover various costs through rates or adjustment mechanisms, or could require the Sempra Utilities to incur additional expenses.

SDG&E may incur substantial costs and liabilities as a result of its ownership of nuclear facilities.

SDG&E owns a 20 percent interest in the San Onofre Nuclear Generating Station (SONGS), a 2,150 megawatt nuclear generating facility near San Clemente, California. The Nuclear Regulatory Commission (NRC) has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SDG&E's ownership interest in SONGS subjects it to the risks of nuclear generation, which include:

•

the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

•

limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

•

uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

The Sempra Utilities' future results of operations, financial condition and cash flows may be materially adversely affected by the outcome of pending litigation against them.

The California energy crisis of 2000 - 2001 has generated numerous lawsuits, governmental investigations and regulatory proceedings involving many energy companies, including Sempra Energy and the Sempra Utilities. During 2006, Sempra Energy and the Sempra Utilities reached agreement to settle several of these lawsuits including, subject to court and other approvals, the principal class action antitrust lawsuits in which they are defendants. However, the companies remain defendants in several additional lawsuits arising out of the energy crisis, including various antitrust actions. Sempra Energy and the Sempra Utilities have expended and continue to expend substantial amounts defending these lawsuits and in connection with related investigations and regulatory proceedings. They have established reserves that they believe to be appropriate for the ultimate resolution of these remaining matters. However, uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect Sempra Energy's and the Sempra Utilities' business, cash flows, results of operations and financial condition.

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

Sempra Commodities is a full-service trading company that markets and trades physical and financial commodity products. Its trading portfolios consist of physical and financial commodity contracts, including contracts for natural gas, power, petroleum and petroleum products, base metals and other commodities that are settled by the delivery of the commodity or cash. Although Sempra Commodities generally seeks to structure its trading contracts so that a substantial majority of its trading revenues are realizable within 24 months and strives to maintain appropriate hedging mechanisms for its trading book, Sempra Commodities may have substantial unhedged trading positions in the market, resulting from the management of its trading portfolios or from its inability to hedge, in whole or in part, particular risks.

Sempra Generation generates electricity that it sells under long-term contracts and into the spot market or other competitive markets. It purchases natural gas to fuel its power plants and may also purchase electricity in the open market to satisfy its contractual obligations. As part of Sempra Generation's risk management strategy, it may hedge a substantial portion of its electricity sales and natural gas purchases to manage its portfolio.

Sempra Energy's revenues and results of operations could be adversely affected if the prevailing market prices for electricity, natural gas, LNG or other commodities, whether procured for power plants or LNG regasification terminals to satisfy contractual obligations with trading counterparties or customers, in regional markets and other competitive markets in which the company competes, change in a direction or manner that it has not anticipated and for which it has not provided through purchase or sale commitments or other hedging transactions.

Unanticipated changes in market prices for energy-related and other commodities result from multiple factors, including: weather conditions; seasonality; changes in supply and demand; transmission or transportation constraints or inefficiencies; availability of competitively priced alternative energy sources; commodity production levels; actions by the Organization of the Petroleum Exporting Countries with respect to the supply of crude oil; federal, state and foreign energy and environmental regulation and legislation; natural disasters, wars, embargoes and other catastrophic events; and expropriation of assets by foreign countries.

In 2001, the FERC, which has jurisdiction over wholesale power and transmission rates, independent system operators and other entities that control transmission facilities or that administer wholesale power sales in some of the markets in which the company operates, imposed price limitations which resulted in unexpected moves in electricity prices. The FERC may impose additional price limitations, bidding rules and other mechanisms or terminate existing price limitations from time to time in the future. Any such action by the FERC may result in prices for electricity changing in an unanticipated direction or manner, and may have an adverse effect on Sempra Energy's sales and results of operations.

Sempra Energy and its subsidiaries cannot and do not attempt to fully hedge their assets or positions against changes in commodity prices, and their hedging procedures may not work as planned.

To reduce financial exposure related to commodity price fluctuations, Sempra Energy's subsidiaries routinely enter into contracts to hedge a substantial portion of their purchase and sale commitments and inventories of electricity, natural gas, crude oil and refined petroleum products, base metals and other commodities. As part of this strategy, they routinely utilize fixed-price, forward, physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, the company does not cover the entire exposure of its assets or its positions to market price volatility and the coverage will vary over time. To the extent Sempra Energy's subsidiaries have unhedged positions, or if their hedging strategies do not work as planned, fluctuating commodity prices could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition.

Risk management procedures may not prevent losses.

Although Sempra Energy and its subsidiaries have in place risk management systems and control systems that use advanced methodologies to quantify and manage risk, these systems may not always prevent material losses. Risk management procedures may not always be followed or may not always work as planned. In addition, daily value-at-risk and loss limits are based on historic price movements. If prices significantly or persistently deviate from historic prices, the limits may not protect the company from significant losses. As a result of these and other factors, there can be no assurance that Sempra Energy's risk management procedures will prevent losses that would negatively affect its business, results of operations, cash flows and financial condition.

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

Sempra Energy's businesses depend on counterparties, business partners, customers and suppliers performing in accordance with their agreements, and any failure by them to perform could require the company to incur substantial expenses and expose it to commodity price risk and volatility, which could adversely affect Sempra Energy's liquidity, cash flows and results of operations.

Sempra Energy's subsidiaries are exposed to the risk that counterparties, business partners, customers and suppliers that owe money or commodities as a result of market transactions or other long-term agreements will not perform their obligations under such agreements. Should they fail to perform, the company may be required to acquire alternative hedging arrangements or to honor the underlying commitment at then-current market prices. In such event, Sempra Energy's subsidiaries may incur additional losses to the extent of amounts already paid to such counterparties or suppliers. In addition, the subsidiaries often extend credit to counterparties and customers. While the company performs significant credit analyses prior to extending credit, Sempra Energy and its subsidiaries are exposed to the risk that they may not be able to collect amounts owed to them.

Sempra LNG's obligations and those of its suppliers for LNG supplies are contractually subject to suspension or termination for "force majeure" events beyond the control of the parties and to substantial limitations of remedies for other failures to perform, including limitations on damages to amounts that could be substantially less than those necessary to provide full recovery for breach of the agreements.

If California's Department of Water Resources (DWR) were to succeed in setting aside, or were to fail to perform its obligations under its long-term power contract with Sempra Generation, Sempra Energy's business, results of operations and cash flows will be materially adversely affected.

In 2001, Sempra Generation entered into a 10-year power sales agreement with the DWR, to supply up to 1,900 megawatts to the state. Sempra Energy expects the contract with the DWR will be a source of significant revenue over the 10-year period. The validity of the power sales agreement with the DWR continues to be the subject of extensive litigation between the parties before the FERC, in California courts and in arbitration proceedings. If the DWR were to succeed in setting aside its obligations under the contract, or if the DWR fails or is unable to meet its contractual obligations on a timely basis, it could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition. These proceedings are described in the notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As described in Note 15 of the notes to Consolidated Financial Statements, the company unilaterally reduced its price to the DWR in connection with the agreement to settle other litigation.

In the future, Sempra Energy's subsidiaries may elect not to or may not be able to enter into long-term supply and sales agreements or long-term firm capacity agreements for their projects, which would subject their sales to increased volatility and its businesses to increased competition.

The electric generation and wholesale power sales industries have become highly competitive. As more plants are built and competitive pressures increase, wholesale electricity prices may become more volatile. Without the benefit of long-term power sales agreements, such as the 10-year power sales agreement between Sempra Generation and the DWR, Sempra Energy's sales may be subject to increased price volatility, and it may be unable to sell the power generated by Sempra Generation's facilities or operate those facilities profitably.

Sempra LNG intends to utilize its regasification terminals by entering into long-term firm capacity service agreements whereby customers would pay Sempra LNG fees to use Sempra LNG's facilities to regasify the customer's LNG or by entering into long-term supply agreements for the purchase of LNG to be regasified at its terminals for sale to other parties. In the case of long-term supply agreements, these contracts are expected to substantially reduce its exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying supply prices to prevailing natural gas price market indices.  However, if the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition. In addition, Sempra LNG does not intend to commence significant construction of its Port Arthur terminal or expansion of its Energía Costa Azul or Cameron terminals until it has obtained such long-term agreements. Reduced availability of LNG due to inadequate supplies, delays in the development of new liquefaction capacity and increased demand are affecting the timing of development of new LNG facilities and expansion of existing facilities, and are likely to delay near-term attainment of full-capacity utilization when facilities under construction become operational. The company's potential LNG suppliers also may be subject to international political and economic pressures and risks which may also affect the supply of LNG.

Sempra Pipelines & Storage's natural gas pipeline operations will be dependent on supplies of natural gas from their transportation customers, which may include Sempra LNG facilities, including the proposed Cameron expansion.

Business development activities may not be successful and projects under construction may not commence operation as scheduled, which could increase Sempra Energy's costs and impair its ability to recover its investments.

The acquisition, development and construction of LNG receiving terminals, natural gas pipelines and storage facilities, and other energy infrastructure projects involve numerous risks. Sempra Energy and its subsidiaries may be required to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being built. Sempra Energy's success in developing a particular project is contingent upon, among other things, negotiation of satisfactory engineering, procurement and construction agreements, negotiation of supply and natural gas sales agreements or firm capacity service agreements, receipt of required governmental permits and timely implementation and satisfactory completion of construction. Successful completion of a particular project may be adversely affected by unforeseen engineering problems, construction delays and contractor performance shortfalls, work stoppages, adverse weather conditions, environmental and geological conditions, and other factors. If the company is unable to complete the development of a facility, it typically will not be able to recover its investment in the project.

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

Competition among developers and operators of LNG terminals has increased, which may adversely affect the costs of construction and future profitability of Sempra LNG's proposed LNG terminals.

Although there are only a limited number of LNG terminal facilities operating in North America today, many companies have announced plans to develop LNG facilities to serve the North American market. Some of these competitors have more operating experience, more development experience, larger staffs and greater financial resources than the company. Industry analysts have predicted that, if all of the proposed LNG facilities in North America that have been announced by developers are actually built, there will likely be substantial excess capacity at such terminals in the near future. Although its LNG facilities in Mexico, Louisiana and Texas are more advanced in the siting, permitting and regulatory approval processes than the proposed projects of many of its competitors, there can be no assurance that Sempra Energy will be able to maintain that advantage.  In addition, increased development of LNG terminal facilities has increased competition for the resources required for their development, resulting in rising engineering and procurement costs, which may adversely affect development costs and timing of the expansion of existing facilities.

Sempra Energy's subsidiaries rely on transportation assets and services that they do not own or control to deliver electricity and natural gas.

Sempra Energy's subsidiaries depend on electric transmission lines, natural gas pipelines and other transportation facilities owned and operated by third parties to deliver the electricity and natural gas they sell to wholesale markets, to supply natural gas to their electric generation facilities, and to provide retail energy services to customers. Sempra Pipelines & Storage also depends on natural gas pipelines to interconnect with their ultimate source or customers of the commodities they are transporting. Sempra LNG also will rely on specialized LNG ships to transport LNG to its LNG facilities and on natural gas pipelines to transport natural gas for customers of the facilities. If transportation is disrupted, or if capacity is inadequate, the ability of Sempra Energy's subsidiaries to sell and deliver their products and services may be hindered. As a result, they may be responsible for damages incurred by their customers, such as the additional cost of acquiring alternative supply at then-current spot market rates.

Sempra Energy's businesses require numerous permits and other governmental approvals from various federal, state, local and foreign governmental agencies, and any failure to obtain or maintain required permits or approvals could cause Sempra Energy's sales to decline and/or its costs to increase.

The acquisition, ownership and operation of LNG receiving terminals, natural gas pipelines and storage facilities, and electric generation facilities require numerous permits, approvals and certificates from federal, state, local and foreign governmental agencies. All of the existing and planned development projects of Sempra Energy's subsidiaries require multiple permits. If there is a delay in obtaining any required regulatory approvals or if the company fails to obtain or maintain any required approvals or to comply with any applicable laws or regulations, it may not be able to operate its facilities, or it may be forced to incur additional costs.

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

Sempra Energy's other operations are subject to affiliate rules relating to transactions with the Sempra Utilities and with each other. These businesses could be adversely affected by changes in these rules or by additional CPUC or FERC rules' further restricting their ability to sell electricity or natural gas or to trade with the Sempra Utilities and with each other. Affiliate transaction rules also could require these businesses to obtain the prior approval of the CPUC before entering into any such transactions with the Sempra Utilities. Any such restrictions or approval requirements could adversely affect the LNG receiving terminals, natural gas pipelines, electric generation plants or trading operations of the company's subsidiaries.

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

Sempra Energy subsidiaries have interests in electricity generation, natural gas distribution and transmission, and LNG terminal projects in Mexico, and also have trading, marketing and risk management operations in Canada, Europe and Asia. Sempra Pipelines & Storage has ownership interests in electricity and natural gas distribution businesses in Argentina, Chile and Peru. Developing infrastructure projects, owning energy assets and operating businesses in foreign jurisdictions subject the company to significant political, legal and financial risks which vary by country, including:

•

changes in foreign laws and regulations, including tax and environmental laws and regulations, and U.S. laws and regulations related to foreign operations;

•

high rates of inflation;

•

changes in government policies or personnel;

•

trade restrictions;

•

limitations on U.S. company ownership in foreign countries;

•

permitting and regulatory compliance;

•

changes in labor supply and labor relations in operations outside the U.S.;

•

adverse rulings by foreign courts or tribunals, challenges to permits, difficulty in enforcing contractual rights, and unsettled property rights and titles in Mexico and other foreign jurisdictions; and

•

general political, economic and business conditions.

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

Sempra Energy's subsidiaries are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection, including, in particular, global warming and greenhouse gas (GHG) emissions. They are required to obtain numerous governmental permits, licenses and other approvals to construct and operate their businesses. Additionally, to comply with these legal requirements, they must spend significant sums on environmental monitoring, pollution control equipment and emissions fees. The company also is generally responsible for all on-site liabilities associated with the environmental condition of its electric generation facilities and other energy projects, regardless of when the liabilities arose and whether they are known or unknown. If Sempra Energy's subsidiaries fail to comply with applicable environmental laws, they may be subject to penalties, fines and/or curtailments of  their operations.

The scope and effect of new environmental laws and regulations, including their effects on current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation may have substantial effects on operations, operating costs, and the scope and economics of proposed expansion. In particular, state-level laws and regulations as well as proposed national and international legislation relating to greenhouse gases (including carbon dioxide, methane, nitrous oxide, hydrofluorocarbon, perfluorocarbon, and sulfur hexafluoride) may limit or otherwise adversely affect the operations of Sempra Energy and its subsidiaries. The implementation of recent California legislation and proposed federal legislation may adversely affect Sempra Energy's unregulated businesses by imposing additional costs associated with emission limits and the possible requirement of the purchase of emission credits. Similarly, the Sempra Utilities may be affected if costs are not recoverable in rates and because the effects of significantly tougher standards may cause rates to increase to levels that substantially reduce customer demand and growth.

In addition, existing and future laws and regulation on mercury, nitrogen oxide and sulfur dioxide emissions could result in requirements for additional pollution control equipment or emission fees and taxes that could adversely affect Sempra Energy's subsidiaries. Moreover, existing rules and regulations may be interpreted or revised in ways that may adversely affect the company and its facilities and operations. Additional information on these matters is provided in Note 13 of the notes to the Consolidated Financial Statements.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect Sempra Energy's business, earnings and cash flows.

Like other major industrial facilities, Sempra Energy's generation plants, electric transmission facilities, LNG receipt terminals and storage facilities, chartered oil and LNG tankers and natural gas pipelines and storage facilities may be damaged by natural disasters, catastrophic accidents or acts of terrorism. Any such incidents could result in severe business disruptions, significant decreases in revenues or significant additional costs to the company, which could have a material adverse effect on the company's earnings and cash flows. Given the nature and location of these facilities, any such incidents also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or personal injuries, which could lead to significant claims against the company and its subsidiaries. Insurance coverage may become unavailable for certain of these risks and the insurance proceeds received for any loss of or damage to any of its facilities, or for any loss of or damage to natural resources or property or personal injuries caused by its operations, may be insufficient to cover the company's losses or liabilities without materially adversely affecting the company's financial condition, earnings and cash flows.

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

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is the regulation of its utility subsidiaries.

California Utility Regulation

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SDG&E's and SoCalGas' rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts and long-term resource procurement, except as described below under “United States Utility Regulation.” The CPUC also has jurisdiction over the proposed construction of major new electric transmission, electric distribution and natural gas transmission facilities.  The CPUC conducts various reviews of utility performance, conducts audits of the company’s records for compliance with regulatory guidelines, and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies. The CPUC also regulates the interactions and transactions of the utilities with Sempra Energy, as discussed further in Note 14 of the notes to Consolidated Financial Statements.

The California Energy Commission (CEC) establishes electric demand forecasts for the state and for specific service territories. Based upon these forecasts, the CEC determines the need for additional energy sources and for conservation programs. The CEC sponsors alternative-energy research and development projects, promotes energy conservation programs and maintains a statewide plan of action in case of energy shortages. In addition, the CEC certifies power-plant sites and related facilities within California.

The CEC conducts a 20-year forecast of supply availability and prices for every market sector consuming natural gas in California. This forecast includes resource evaluation, pipeline capacity needs, natural gas demand and wellhead prices, and costs of transportation and distribution. This analysis is used to support long-term investment decisions.

Assembly Bill 32, the California Global Warming Solutions Act of 2006, makes the California Air Resources Board (CARB) responsible for monitoring and reducing GHG emissions. The bill requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emission reductions including, among other things, a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a part of the California Environmental Protection Agency, an organization which reports directly to the Governor's Office in the Executive Branch of California State Government. The California Legislature established CARB in 1967 to attain and maintain healthy air quality and to conduct research into the causes of and solutions to air pollution. CARB is made up of eleven members appointed by the Governor.

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

The NRC oversees the licensing, construction and operation of nuclear facilities. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to reanalyze the design of a nuclear power plant and, as a result, requires plant modifications as a condition of continued operation in some cases.

Local Regulation

SoCalGas has natural gas franchises with the 240 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas in streets and other public places. Some franchises, such as that for the city of Los Angeles, which expires in 2012, have fixed expiration dates ranging from 2007 to 2048. Most of the franchises have indeterminate lives with no expiration date.

SDG&E has electric franchises with the two counties and the 26 cities in its electric service territory, and natural gas franchises with the one county and the 18 cities in its natural gas service territory. These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas in streets and other public places. Most of the franchises have indeterminate lives, except for the electric and natural gas franchises with the cities of Encinitas (2012), Chula Vista (2015), San Diego (2020) and Coronado (2028) and the natural gas franchises with the county of San Diego (2029) and the city of Escondido (2035).

Sempra Pipelines & Storage’s Mexican utilities build and operate natural gas distribution systems in Mexicali, Chihuahua and the La Laguna-Durango zone in north-central Mexico, and Sempra Generation operates a natural gas-fired power plant in Baja California, Mexico. These operations are regulated by labor and environmental agencies of city and state governments. Sempra Generation, Sempra LNG, and Sempra Pipelines & Storage have operations in Nevada, Arizona, California, Louisiana, Maine and North Carolina.  These entities are regulated by the respective states and local utilities commissions in which they operate.

Other Regulation

Sempra Commodities' operations are subject to regulation by the New York Mercantile Exchange, the London Metal Exchange, the Commodity Futures Trading Commission, the FERC and the National Futures Association. It also has trading locations in Canada, Europe and Asia that are subject to regulation as to operations and financial position by bodies such as the Financial Services Authority and the London International Futures Exchange.

Sempra Generation and Sempra LNG have operations in the United States that are subject to regulation by the FERC and operations in Mexico that are subject to regulation by the Comisión Reguladora de Energía.

Sempra Pipelines & Storage's operations in Mexico are subject to Mexico's federal regulations. The primary regulatory body is the Comisión Reguladora de Energía.

Licenses and Permits

The Sempra Utilities obtain numerous permits, authorizations and licenses in connection with the transmission and distribution of natural gas and electricity. They require periodic renewal, which results in continuing regulation by the granting agency.

The company's other subsidiaries are also required to obtain numerous permits, authorizations and licenses in the normal course of business. Some of these permits, authorizations and licenses require periodic renewal. Sempra Generation and its subsidiaries obtain a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities, and in connection with wholesale distribution of electricity. Sempra Pipelines & Storage’s Mexican subsidiaries obtain construction permits for their natural gas distribution and transmission systems from the local governments where the service is provided. Sempra Pipelines & Storage obtains licenses and permits for natural gas storage facilities and pipelines. Sempra LNG obtains licenses and permits for the construction and operation of LNG facilities.

Other regulatory matters are described in Notes 13 and 14 of the notes to Consolidated Financial Statements.

CALIFORNIA NATURAL GAS UTILITY OPERATIONS

The company is engaged in the purchase, sale, distribution, storage and transportation of natural gas through the Sempra Utilities. The company's resource planning, natural gas procurement, contractual commitments and related regulatory matters are discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 14 and 15 of the notes to Consolidated Financial Statements.

Customers

For regulatory purposes, customers are classified as core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of electric generation, wholesale, large commercial, industrial and enhanced oil recovery customers.

Most core customers purchase natural gas directly from the Sempra Utilities. Core customers are permitted to aggregate their natural gas requirement and purchase directly from brokers or producers. The Sempra Utilities continue to be obligated to purchase reliable supplies of natural gas to serve the requirements of core customers.

Natural Gas Procurement and Transportation

Most of the natural gas purchased and delivered by the Sempra Utilities is produced outside of California, primarily in the Southwestern U.S., U.S. Rockies and Canada. The Sempra Utilities purchase natural gas under short-term and long-term contracts, which are primarily based on monthly spot-market prices.

To ensure the delivery of the natural gas supplies to the distribution system and to meet the seasonal and annual needs of customers, SoCalGas is committed to firm pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation entitlements. SoCalGas sells any excess capacity on a short-term basis. Interstate pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company and Kern River Gas Transmission, provide transportation services into SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC.

SDG&E has natural gas transportation contracts with various interstate pipelines that expire on various dates between 2007 and 2023. SDG&E currently purchases natural gas on a spot basis from Canada, the U.S. Rockies and the Southwestern U.S. to fill its long-term pipeline capacity and purchases additional spot-market supplies delivered directly to California for its remaining requirements. SDG&E continues its ongoing assessment of its pipeline capacity portfolio, including the release of a portion of this capacity to third parties. In accordance with regulatory directives, SDG&E continues to reconfigure its pipeline capacity portfolio to secure firm transportation rights from a diverse mix of U.S. and Canadian supply sources for its projected core customer natural gas requirements. All of SDG&E's natural gas is delivered through SoCalGas' pipelines under a long-term transportation agreement. In addition, under separate agreements expiring in March 2008, SoCalGas provides SDG&E up to nine billion cubic feet (bcf) of storage capacity.

According to "Btu's Daily Gas Wire", the average spot price of natural gas at the California/Arizona border was $6.15 per million British thermal units (mmbtu) in 2006 ($6.74 per mmbtu in December 2006), compared with $7.62 per mmbtu in 2005 and $5.57 per mmbtu in 2004. The Sempra Utilities' weighted average cost (including transportation charges) per mmbtu of natural gas was $6.54 in 2006, $7.83 in 2005 and $5.94 in 2004.

Natural Gas Storage

SoCalGas provides natural gas storage services for use by core, noncore and off-system customers. Core customers are allocated a portion of SoCalGas' storage capacity. Other customers, including SDG&E, can bid and negotiate the desired amount of storage on a contract basis. The storage service program provides opportunities for these customers to store natural gas, usually during the summer, to reduce winter purchases when natural gas costs are generally higher. This allows customers to select the level of service they desire to assist them in managing their fuel procurement and transportation needs.

Demand for Natural Gas

The Sempra Utilities face competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. In the non-core industrial market, some customers are capable of using alternate fuels which can affect the demand for natural gas. The company's ability to maintain its industrial market share is largely dependent on energy prices. The demand for natural gas by electric generators is influenced by a number of factors. In the short-term, natural gas use by electric generators is impacted by the availability of alternative sources of generation. The availability of hydroelectricity is highly dependent on precipitation in the western United States and Canada. In addition, natural gas use is impacted by the performance of other generation sources in the western United States, including nuclear and coal, and other natural gas facilities outside the service area. Natural gas use is also impacted by changes in end-use electricity demand. For example, natural gas use generally increases during summer heat waves. Over the long-term, natural gas used to generate electricity will be influenced by additional factors such as the location of new power plant construction and the development of renewable resources. More generation capacity currently is being constructed outside Southern California than within the Sempra Utilities' service area. This new generation will likely displace the output of older, less-efficient local generation, reducing the use of natural gas for local electric generation.

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

Growth in the natural gas markets is largely dependent upon the health and expansion of the Southern California economy and prices of other energy products. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, development of renewable resources, development of new natural gas supply sources and general economic conditions can result in significant shifts in demand and market price. The Sempra Utilities added 85,000 and 86,000 new customer meters in 2006 and 2005, respectively, representing growth rates of 1.3 percent and 1.4 percent, respectively. The Sempra Utilities expect that their growth rate for 2007 will approximate that of 2006.

The natural gas distribution business is seasonal in nature and revenues generally are greater during the winter months. As is prevalent in the industry, the company injects natural gas into storage during the summer months (usually April through October) for withdrawal from storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

Customers

At December 31, 2006, SDG&E had 1.4 million customer meters consisting of 1,202,000 residential, 144,000 commercial, 500 industrial, 2,000 street and highway lighting, and 5,800 direct access. The company's service area covers 4,100 square miles. The company added 17,000 new electric customer meters in 2006 and 20,000 in 2005, representing growth rates of 1.3 percent and 1.5 percent, respectively. The company expects that its growth rate for 2007 will approximate that of 2006.

Resource Planning and Power Procurement

SDG&E's resource planning, power procurement and related regulatory matters are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 13, 14 and 15 of the notes to Consolidated Financial Statements.

Electric Resources

Based on CPUC-approved purchased-power contracts currently in place with its various suppliers, its Palomar and Miramar generating plants and its 20-percent ownership interest in SONGS, the supply of electric power available to SDG&E as of December 31, 2006 is as follows:

		Expiration	Megawatts
Supplier	Source	date	(MW)

PURCHASED-POWER CONTRACTS:

DWR-allocated contracts:
Williams Energy Marketing & Trading	Natural gas	2007 to 2010	700 *
Sunrise Power Co. LLC	Natural gas	2012	575
Other (5 contracts)	Natural gas / wind	2011 to 2013	264
Total			1,539
Other contracts with Qualifying Facilities (QFs):
Applied Energy Inc.	Cogeneration	2019	102
Yuma Cogeneration	Cogeneration	2024	50
Goal Line Limited Partnership	Cogeneration	2025	50
Other (18 contracts)	Cogeneration	2009 and thereafter	56
Total			258
Other contracts with renewable sources:
Oasis Power Partners	Wind	2019	60
Kumeyaay	Wind	2025	50
AES Delano	Bio-mass	2007	49
PPM Energy	Wind	2018	25
WTE / FPL	Wind	2019	17
Other (6 contracts)	Bio-gas	2007 to 2014	24
Total			225
Other long-term contracts:
Portland General Electric (PGE)	Coal	2013	89
Celerity	Natural Gas	2016	5
Total contracted			2,116

GENERATION:
Palomar	Natural Gas		550
SONGS	Nuclear		430
Miramar	Natural Gas		45
Total generation			1,025
TOTAL CONTRACTED AND GENERATION			3,141

* Effective January 1, 2007, after 1,206 MW were reallocated to Southern California Edison (Edison) by the CPUC, as described in Note 13 of the notes to Consolidated Financial Statements.

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

SONGS

SDG&E owns 20 percent of SONGS, which is located south of San Clemente, California. SONGS consists of three nuclear generating units. The city of Riverside owns 1.79 percent of Units 2 and 3, and Edison, the operator of SONGS, owns the remaining interests. The city of Anaheim sold its 3.16 percent interest in SONGS Units 2 and 3 to Edison effective December 28, 2006.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut it down. Decommissioning of Unit 1 is now in progress and its spent nuclear fuel is being stored on site.

Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 MW of Unit 2 and 216 MW of Unit 3.

SDG&E has fully recovered its SONGS capital investment through December 31, 2003 and earns a return only on subsequent additions, including the company's share of costs associated with planned steam generator replacements.

Additional information concerning the SONGS units and nuclear decommissioning is provided below, in "Environmental Matters" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 6, 13 and 15 of the notes to Consolidated Financial Statements.

Nuclear Fuel Supply

The nuclear fuel supply cycle includes materials and services (uranium oxide, conversion of uranium oxide to uranium hexafluoride, uranium enrichment services, and fabrication of fuel assemblies) performed by others under various contracts which extend through 2012. The availability and the cost of the various components of the nuclear fuel cycle for SDG&E's 20-percent ownership interest in SONGS in subsequent years cannot be estimated at this time.

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

Power Pools

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 270 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms that have been preapproved by the FERC.

Transmission Arrangements

The Pacific Intertie, consisting of AC and DC transmission lines, connects the Northwest U.S. with SDG&E, Pacific Gas & Electric, Edison and others under an agreement. SDG&E's share of the Pacific Intertie is 266 MW.

Power originating from sources utilizing the Pacific Intertie, as well as power from other sources, can be imported into SDG&E's system via the Edison - SDG&E interconnection at the SONGS switchyard. Five 230-kilovolt transmission lines into SDG&E's system from that interconnection comprise the "South of SONGS" path, which is normally rated at 2,200 MW.

Subject to the FERC's approval and any litigation concerning term, the Pacific Intertie agreement will expire no earlier than July 31, 2007. SDG&E is currently evaluating its participation in the agreement, and has not yet determined whether or not to propose an extension of the agreement.

SDG&E's 500-kilovolt Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona, to San Diego. SDG&E's share of the line is 1,163 MW, although it can be less under certain system conditions.

Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 MW in the north to south direction and 800 MW in the south to north direction.

SDG&E is in the planning stages for the Sunrise Powerlink, a new 500-kilovolt transmission line between the existing Imperial Valley Substation and a new central substation to be located within the SDG&E system. The proposed rating of the Sunrise Powerlink is 1,000 MW or higher. The project is subject to CPUC approval and is estimated to cost $1.3 billion, of which SDG&E's participation is expected to be $1 billion. The project, subject to timely regulatory approval and permitting, is planned to be in service in 2010.

Transmission Access

The National Energy Policy Act governs procedures for others' requests for transmission service. The FERC approved the California IOUs' transfer of operation and control of their transmission facilities to the Independent System Operator (ISO) in 1998.

Additional information regarding the FERC, ISO and transmission issues is provided in Note 13 of the notes to Consolidated Financial Statements.

SEMPRA GLOBAL

Sempra Global consists of most of the businesses of Sempra Energy other than the Sempra Utilities, and serves a broad range of customers' energy and other needs. Sempra Global includes Sempra Commodities, Sempra Generation, Sempra LNG and Sempra Pipelines & Storage. Descriptions of these business units and information concerning their operations are provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 2, 3, 4, 15 and 16 of the notes to Consolidated Financial Statements.

RATES AND REGULATION -- SEMPRA UTILITIES

Information concerning rates and regulation applicable to the Sempra Utilities is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 13 and 14 of the notes to Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the company are included in Notes 13 and 15 of the notes to Consolidated Financial Statements. The following additional information should be read in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, allowing California's IOUs to recover their hazardous waste cleanup costs, including those related to Superfund sites or similar sites requiring cleanup. Rate recovery of 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses is permitted. In addition, the company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At December 31, 2006, the company had accrued its estimated remaining investigation and remediation liability related to hazardous waste sites, including numerous locations that had been manufactured-gas plants, of $39.3 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation costs of $8.9 million associated with SDG&E's former fossil-fuel power plants. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

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

To respond to public concerns, the CPUC previously directed California IOUs to adopt a low-cost EMF-reduction policy that requires reasonable design changes to achieve noticeable reduction of EMF levels that are anticipated from new projects. In 2006, the CPUC reviewed the resultant policy in an Order Instituting Ratemaking and found no new scientific research to support a change to the existing policy, finding existing policy of prudent avoidance to be sufficient and reasonable.

Air and Water Quality

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached an agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. SDG&E's share of the cost is estimated to be $35 million, of which $18 million had been incurred at December 31, 2006, and $17 million is accrued for the remaining costs through 2050. In May 2006, the CPUC adopted a decision in Edison's 2006 General Rate Case, in which decision SDG&E is no longer subject to a 50-percent disallowance of cost recovery going forward.

OTHER MATTERS

Research, Development and Demonstration (RD&D)

Effective January 2005, a surcharge was established by the CPUC for natural gas public interest RD&D. The program is administered by the CEC. SoCalGas and SDG&E funding for the program was $8 million and $1 million, respectively, in 2006 and $6 million and $1 million, respectively, in 2005. SoCalGas operates a separate natural gas RD&D program, focused on utility operations, end-use utilization, advanced distributed power generation and transportation. Each of these activities provides benefits to customers and society by providing more cost-effective, efficient natural gas equipment with lower emissions, increased safety and reduced operating costs. SoCalGas' RD&D expenditures were $8 million, $11 million and $9 million in 2006, 2005 and 2004, respectively.

SDG&E continues to fund the California Public Interest Energy Research (PIER) Program for electric research. SDG&E's funding level for the PIER program was $6 million for each of 2006, 2005 and 2004.

Employees of Registrant

As of December 31, 2006, the company had 14,061 employees, compared to 13,420 at December 31, 2005.

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers' Union of America or the International Chemical Workers' Union Council. The collective bargaining agreements for these employees covering wages, hours, working conditions, and medical and other benefit plans are in effect through September 30, 2008.

Field, technical and some clerical employees at SDG&E are represented by Local 465 International Brotherhood of Electrical Workers. The collective bargaining agreement for field, technical and some clerical employees at SDG&E covering wages, hours and working conditions is in effect through August 31, 2008. For these same employees, the agreements covering health and welfare benefits and pension benefits are in effect through December 31, 2007 and December 4, 2009, respectively.

ITEM 2. PROPERTIES

Electric Properties - SDG&E

SDG&E owns two natural gas-fired power plants: a 550-MW electric generation facility (the Palomar generation facility) located in Escondido, California, and a 45-MW electric generation facility (the Miramar generation facility) located in San Diego, California.  SDG&E's interest in SONGS is described in "Electric Resources" herein.

At December 31, 2006, SDG&E's electric transmission and distribution facilities included substations, and overhead and underground lines. The electric facilities are located in San Diego, Imperial and Orange counties of California and in Arizona, and consist of 1,879 miles of transmission lines and 21,887 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

Natural Gas Properties - Sempra Utilities

At December 31, 2006, the Sempra Utilities' natural gas facilities included 3,054 miles of transmission and storage pipeline, 57,071 miles of distribution pipeline and 53,051 miles of service pipelines. They also included 13 transmission compressor stations and 4 underground storage reservoirs with a combined working capacity of 129 bcf.

Energy Properties - Sempra Global

At December 31, 2006, Sempra Generation operates power plants in California, Arizona, Nevada and Mexico with total capacity of 2,630 MW. Additional information is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 2 and 3 of the notes to Consolidated Financial Statements.

At December 31, 2006, Sempra Pipelines & Storage's operations in Mexico included 1,726 miles of distribution pipeline, 165 miles of transmission pipeline and one compressor station.

Sempra Pipelines & Storage also operates two small natural gas utilities, Frontier Energy and Bangor Gas, located in North Carolina and Maine, respectively, which own 148 miles of transmission lines, 238 miles of distribution lines and 24 miles of service lines.  In June 2006, the company decided to sell these facilities, and in January 2007, entered into agreements to do so, as discussed in Note 4 of the notes to Consolidated Financial Statements.

Other Properties

Sempra LNG is constructing an LNG receipt terminal on land it owns in Baja California, Mexico.  Sempra LNG has a land lease where it is developing its Cameron LNG receipt terminal in Hackberry, Louisiana, and owns land in Jefferson County, Texas, to be used for the proposed Port Arthur LNG receipt terminal.

Sempra Pipelines & Storage leases land in Calcasieu Parish, Louisiana, where its Liberty Gas Storage natural gas storage facility is under construction.  In 2006, Sempra Pipelines & Storage and Proliance Transportation and Storage, LLC acquired three existing salt caverns representing 10 bcf to 12 bcf of potential natural gas storage capacity and more than 150 acres of property in Cameron Parish, Louisiana, to be developed into a natural gas storage project.

The 21-story corporate headquarters building at 101 Ash Street, San Diego, California, is occupied pursuant to an operating lease that expires in 2015. The lease has two separate five-year renewal options.

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles through 2011. The operating lease has six five-year renewal options.

SDG&E occupies an office complex in San Diego pursuant to two separate operating leases. One lease ends in 2007, with two five-year renewal options.  The second lease ends in 2017, and has four five-year renewal options.

Sempra Global leases office facilities at various locations in the U.S., Mexico and Europe with the leases ending from 2007 to 2035.

The company owns or leases other land, easements, rights of way, warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters described in Notes 13, 14 and 15 of the notes to Consolidated Financial Statements or referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations," neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings.

The County of San Diego filed and then withdrew litigation against Sempra Energy and SDG&E that sought unspecified civil penalties for alleged violations of environmental standards applicable to the abatement, handling and disposal of asbestos-containing materials during the 2001 demolition of a natural gas storage facility. In addition, in November 2006, a federal court dismissed all charges against SDG&E and two employees in a federal criminal indictment charging them with having violated these standards and for related charges of conspiracy and having made false statements to governmental authorities. On February 12, 2007, the court granted the federal government's motion for reconsideration with respect to the false statement count and the matter will proceed to trial in 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Sempra Energy common stock is traded on the New York Stock Exchange. At January 31, 2007, there were 50,000 record holders of the company's common stock. The quarterly common stock information required by Item 5 is included in the schedule of Quarterly Common Stock Data provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The information required by Item 5 concerning dividend declarations is included in the "Statements of Consolidated Comprehensive Income and Changes in Shareholders' Equity" set forth in Item 8 of the 2006 Annual Report to Shareholders.

Dividend Restrictions

The payment and amount of future dividends are within the discretion of the company's board of directors. The CPUC's regulation of the Sempra Utilities' capital structure limits the amounts that are available for loans and dividends to the company from the Sempra Utilities. Additional information regarding these restrictions is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Capital Resources and Liquidity--Dividends."

Performance Graph -- Comparative Total Shareholder Returns

The performance graph required by Item 5 is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Equity Compensation Plans

The company's 1998 Long Term Incentive Plan and Employee Stock Incentive Plan permit the grant of a wide variety of equity and equity-based incentive awards to officers and key employees. At December 31, 2006, outstanding awards consisted of stock options and restricted stock held by 336 employees.

The company's Non-employee Directors Stock Plan also provides for annual automatic grants to non-employee directors of options to purchase common stock.

The Employee Stock Incentive Plan was adopted in November 2000 and is administered by the Compensation Committee of the Sempra Energy Board of Directors.  Shares under the plan may consist of nonqualified stock options, restricted stock and/or stock awards. Shares may be granted to any employee who is not an officer within the meaning of Section 16a-1(f) of the Exchange Act. The number of shares initially available for grant under the plan was 10 million, and approximately 8 million shares remain available for grant as of December 31, 2006.  No shares have been granted under this plan since 2003.

The following table sets forth information regarding these plans at December 31, 2006.

Equity Compensation Plan Information

	Number of shares to		Number of additional
	be issued upon	Weighted-average	shares remaining
	exercise of outstanding	exercise price of	available for future
	options (A)	outstanding options	issuance
Equity compensation
plans approved by
shareholders:

1998 Long Term
Incentive Plan	6,574,160	$29.08	9,083,501
			(B) (C) (D)
Non-employee Directors
Stock Plan	420,000	$28.92	793,260
			(E)
Equity compensation
plans not approved by
shareholders:

Employee Stock
Incentive Plan	309,275	$24.38	8,199,805
			(B) (C)

(A)

Consists solely of options to purchase common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option.

(B)

Excludes shares subject to outstanding stock options and those subject to other outstanding awards, consisting of unvested shares of restricted stock which total 2,872,003 shares for the 1998 Long Term Incentive Plan and no shares for the Employee Stock Incentive Plan.

(C)

The number of shares available for future issuance is increased by the number of shares withheld to satisfy related tax withholding obligations relating to awards and by the number of shares subject to awards that lapse, expire or are otherwise terminated or settled other than by the issuance of shares.

(D)

The number of shares available for future issuance also is increased at the beginning of each year by 1.5 percent of the total number of shares of common stock then outstanding.

(E)

The number of shares available for future issuance is increased by the number of shares subject to awards that lapse, expire or are otherwise terminated or settled other than by the issuance of shares.

Additional discussion of stock-based compensation is provided in Note 9 of the notes to Consolidated Financial Statements.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

On April 6, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, at any time and from time to time, in the open market, in negotiated transactions and otherwise, of which $88 million (representing 2,266,500 shares) has been utilized through December 31, 2006. The maximum dollar value of the shares that may yet be purchased under this program is $162 million.

In addition to the program discussed above, the company may, from time to time, repurchase shares of its common stock from restricted stock program participants who elect to sell enough shares to meet minimum statutory tax withholding requirements. On December 31, 2006, the company purchased 455,931 shares, at a price of $56.15 per share, from restricted stock program participants.

ITEM 6. SELECTED FINANCIAL DATA

	At December 31, or for the years then ended
(Dollars in millions, except per share amounts)	2006	2005	2004		2003	2002
Income Statement Data:
Operating revenues	$11,761	$11,512	$9,234		$7,697	$5,943
Operating income	$1,785	$1,089	$1,272		$1,012	$989

Income from continuing operations
before extraordinary item and
cumulative effect of changes in
accounting principles	$1,091	$913	$915		$745	$591
Net income	$1,406	$920	$895		$649	$591

Balance Sheet Data:
Total assets	$28,949	$29,246	$23,847		$22,053	$20,289
Long-term debt	$4,525	$4,815	$4,182		$3,828	$4,067
Short-term debt (a)	$933	$1,141	$783		$1,429	$815
Trust preferred securities	$--	$--	$200	*	$200	$200
Shareholders’ equity	$7,511	$6,160	$4,865		$3,890	$2,825

Per Common Share Data:
Income from continuing operations
before extraordinary item and
cumulative effect of changes in
accounting principles:
Basic	$4.25	$3.71	$4.01		$3.53	$2.88
Diluted	$4.17	$3.62	$3.92		$3.48	$2.87
Net income:
Basic	$5.48	$3.74	$3.92		$3.07	$2.88
Diluted	$5.38	$3.65	$3.83		$3.03	$2.87
Dividends declared	$1.20	$1.16	$1.00		$1.00	$1.00
Book value	$28.67	$23.95	$20.77		$17.17	$13.79
(a) Includes long-term debt due within one year.
* The company redeemed these securities in February 2005.

This data should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements. Prior period amounts have been revised to reflect the decisions to sell or dispose of various assets.  See Note 4 of the notes to Consolidated Financial Statements for additional information concerning discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 1 through 40 of the 2006 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from pages 29 through 33 of the 2006 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 45 through 124 of the 2006 Annual Report to Shareholders. Item 15(a)1 includes a listing of financial statements included in the 2006 Annual Report to Shareholders.

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

There have been no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting is included in Item 8, which information, as noted above, is incorporated by reference from the 2006 Annual Report to Shareholders.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from "Corporate Governance" and "Share Ownership" in the Proxy Statement prepared for the April 2007 annual meeting of shareholders. The information required on the company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Position*
Donald E. Felsinger	59	Chairman and Chief Executive Officer
Neal E. Schmale	60	President and Chief Operating Officer
Javade Chaudhri	54	Executive Vice President and General Counsel
Edwin A. Guiles	57	Executive Vice President, Corporate Development
Jessie J. Knight, Jr.	56	Executive Vice President, External Affairs
Mark A. Snell	50	Executive Vice President and Chief Financial Officer
Joseph A. Householder	51	Senior Vice President, Controller, and Chief Tax Counsel
Charles A. McMonagle	57	Senior Vice President and Treasurer
G. Joyce Rowland	52	Senior Vice President, Human Resources

* As of February 22, 2007.

Each Executive Officer has been an officer of the company or one of its subsidiaries for more than five years, except for Mr. Chaudhri and Mr. Knight. Prior to joining the company in 2003, Mr. Chaudhri was Senior Vice President and General Counsel of Gateway, Inc. since 2001. Prior to joining the company in 2006, Mr. Knight served as President and CEO of the San Diego Regional Chamber of Commerce since 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Corporate Governance", "Compensation Discussion and Analysis", "Compensation Committee Report" and "Executive Compensation" in the Proxy Statement prepared for the April 2007 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is included in Item 5.

Additional discussion of stock-based compensation is provided in Note 9 of the notes to Consolidated Financial Statements.

Security Ownership of Certain Beneficial Owners

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Proxy Statement prepared for the April 2007 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from "Corporate Governance" in the Proxy Statement prepared for the April 2007 annual meeting of shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services as required by Item 14 is incorporated by reference from "Proposals to be Voted on - Board of Directors Proposals - Proposal 2: Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement prepared for the April 2007 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial statements

Page in
Annual Report*
Management's Responsibility for Financial Statements	41

Management's Report On Internal Control Over Financial Reporting	41

Reports of Independent Registered Public Accounting Firm	42

Statements of Consolidated Income for the years
ended December 31, 2006, 2005 and 2004	45

Consolidated Balance Sheets at December 31, 2006 and 2005	46

Statements of Consolidated Cash Flows for the
years ended December 31, 2006, 2005 and 2004	48

Statements of Consolidated Comprehensive Income and Changes in
Shareholders' Equity for the years ended December 31,
2006, 2005 and 2004	50

Notes to Consolidated Financial Statements	51

* Incorporated by reference from the indicated pages of the 2006 Annual Report to Shareholders, filed as Exhibit 13.01.

2. Financial statement schedules

Schedule I--Condensed Financial Information of Parent may be found on page 37.

Any other schedule for which provision is made in Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and notes thereto.

3. Exhibits

See Exhibit Index on page 42 of this report.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statements No. 333-51309, 333-52192, 333-70640 and 333-103588 on Form S-3 and 333-56161, 333-50806, 333-49732, 333-121073 and 333-128441 on Form S-8 of our reports dated February 21, 2007 relating to the financial statements of Sempra Energy (the "Company") (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board ("FASB") Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, effective December 31, 2005) and management's report on the effectiveness of internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2006.

Our audits of the financial statements referred to in our aforementioned reports also included the financial statement schedule of Sempra Energy, listed in Item 15. This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 21, 2007

Schedule I -- Condensed Financial Information of Parent

SEMPRA ENERGY

Condensed Statements of Income
(Dollars in millions, except per share amounts)

	Years ended December 31,
	2006	2005	2004

Interest income	$188	$186	$168
Interest expense	(202)	(197)	(202)
Litigation expense	(2)	(316)	(44)
Operating expenses and other	(97)	(41)	(8)
Income tax benefits	61	195	93
Income (losses) before subsidiary earnings	(52)	(173)	7
Subsidiary earnings	1,458	1,093	888
Net income	$1,406	$920	$895

Basic earnings per share:
Net income	$5.48	$3.74	$3.92
Weighted-average number of shares outstanding (thousands)	256,477	245,906	228,271

Diluted earnings per share:
Net income	$5.38	$3.65	$3.83
Weighted-average number of shares outstanding (thousands)	261,368	252,088	233,852

See notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

Condensed Balance Sheets
(Dollars in millions)

	December 31,	December 31,
	2006	2005

Assets:
Cash and cash equivalents	$427	$183
Due from affiliates	17	58
Other current assets	65	84
Total current assets	509	325

Investments in subsidiaries	7,824	6,369
Due from affiliates	2,845	2,822
Other assets	699	620
Total assets	$11,877	$10,136

Liabilities and Shareholders' Equity:
Current portion of long-term debt	$600	$--
Income taxes payable	453	286
Due to affiliates	891	619
Other current liabilities	313	336
Total current liabilities	2,257	1,241

Long-term debt	1,590	2,203
Other long-term liabilities	519	532
Shareholders' equity	7,511	6,160
Total liabilities and shareholders' equity	$11,877	$10,136

See notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

Condensed Statements of Cash Flows
(Dollars in millions)

	Years ended December 31,
	2006	2005	2004

Net cash provided by (used in) operating activities	$322	$330	$(7)

Dividends received from subsidiaries	150	1,025	200
Expenditures for property, plant and equipment	(19)	(16)	(10)
Increase in investments and other assets	(207)	(6)	(5)
Purchase of trust assets	(65)	(70)	(75)
Proceeds from sales by trust	19	28	14
Increase in loans to affiliates, net	(23)	(189)	(229)
Cash provided by (used in) investing activities	(145)	772	(105)

Common stock dividends paid	(283)	(268)	(195)
Issuances of common stock	97	694	110
Repurchase of common stock	(37)	(95)	(5)
Issuances of long-term debt	--	--	625
Payment on long-term debt	(12)	(511)	(511)
Increase (decrease) in loans from affiliates, net	273	(762)	55
Other	29	--	(3)
Cash provided by (used in) financing activities	67	(942)	76

Increase (decrease) in cash and cash equivalents	244	160	(36)
Cash and cash equivalents, January 1	183	23	59
Cash and cash equivalents, December 31	$427	$183	$23

See notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

Notes to Condensed Financial Information of Parent

Note 1. Basis of Presentation

Certain prior-year amounts have been reclassified to conform to the current year's presentation.  Subsidiary Earnings on the Condensed Statements of Income include income (loss) of $315 million, $7 million and ($20) million related to discontinued operations for 2006, 2005, and 2004, respectively.

Note 2. Long-term Debt

	December 31,
(Dollars in millions)	2006	2005

4.621% notes May 17, 2007	$600	$600
6.0% notes February 1, 2013	400	400
Notes at variable rates after fixed-to-floating swap
(8.3% at December 31, 2006) March 1, 2010	300	300
Notes at variable rates (5.85% at December 31, 2006) May 21, 2008	300	300
4.75% notes May 15, 2009	300	300
7.95% notes March 1, 2010	200	200
Employee Stock Ownership Plan
Bonds at 4.213% November 1, 2014	82	82
Bonds at variable rates (5.9% at December 31, 2006)
November 1, 2014	10	22
Market value adjustments for interest rate swap, net
(expires March 1, 2010)	(1)	1
	2,191	2,205
Current portion of long-term debt	(600)	--
Unamortized discount on long-term debt	(1)	(2)
	$1,590	$2,203

Maturities of long-term debt are $600 million in 2007, $300 million in 2008, $300 million in 2009, $500 million in 2010 and $492 million thereafter.

Additional information on Sempra Energy's long-term debt is provided in Note 5 of the notes to Consolidated Financial Statements.

Note 3. Contingencies and Commitments

For material contingencies and guarantees related to Sempra Energy, refer to Note 15 of the notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

By: /s/ Donald E. Felsinger
Donald E. Felsinger Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Donald E. Felsinger Chairman and Chief Executive Officer	/s/ Donald E. Felsinger	February 15, 2007

Principal Financial Officer: Mark A. Snell Executive Vice President and Chief Financial Officer	/s/ Mark A. Snell	February 15, 2007

Principal Accounting Officer: Joseph A. Householder Senior Vice President, Controller and Chief Tax Counsel	/s/ Joseph A. Householder	February 15, 2007

Directors:
Donald E. Felsinger, Chairman	/s/ Donald E. Felsinger	February 15, 2007

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 15, 2007

Richard A. Collato, Director	/s/ Richard A. Collato	February 15, 2007

Wilford D. Godbold, Jr., Director	/s/ Wilford D. Godbold, Jr.	February 15, 2007

William D. Jones, Director	/s/ William D. Jones	February 15, 2007

Richard G. Newman, Director	/s/ Richard G. Newman	February 15, 2007

William G. Ouchi, Director	/s/ William G. Ouchi	February 15, 2007

William C. Rusnack, Director	/s/ William C. Rusnack	February 15, 2007

William P. Rutledge, Director	/s/ William P. Rutledge	February 15, 2007

Neal E. Schmale, Director	/s/ Neal E. Schmale	February 15, 2007

EXHIBIT INDEX

The Registration Statements and Forms S-8, 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Enterprises/Pacific Lighting Corporation), Commission File Number 1-3779 (San Diego Gas & Electric Company), Commission File Number 1-1402 (Southern California Gas Company), Commission File Number 1-11439 (Enova Corporation) and/or Commission File Number 333-30761 (SDG&E Funding LLC).

3.a The following exhibits relate to Sempra Energy and its subsidiaries

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws

3.01   Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 3.2).

Articles of Incorporation

3.02   Amended Articles of Incorporation of Sempra Energy effective May 8, 2006 (June 30, 2006 Form 10-Q, Exhibit 3.01)

Exhibit 4 -- Instruments Defining the Rights of Security Holders, Including Indentures

The company agrees to furnish a copy of each such instrument to the Commission upon request.

4.01  Description of rights of Sempra Energy Common Stock (incorporated by reference from Sempra Energy Amended and Restated Articles of Incorporation effective May 8, 2006, Exhibit 3.02 above).

San Diego Gas & Electric Company

4.02   Mortgage and Deed of Trust dated July 1, 1940 (incorporated by reference from SDG&E Registration Statement No. 2-49810, Exhibit 2A).

4.03   Ninth Supplemental Indenture dated as of August 1, 1968 (incorporated by reference from SDG&E Registration Statement No. 2-68420, Exhibit 2D).

4.04   Sixteenth Supplemental Indenture dated August 28, 1975 (incorporated by reference from SDG&E Registration Statement No. 2-68420, Exhibit 2E).

4.05   Thirtieth Supplemental Indenture dated September 28, 1983 (incorporated by reference from SDG&E Registration Statement No. 33-34017, Exhibit 4.3).

Southern California Gas Company

4.06   First Mortgage Indenture of Southern California Gas Company to American Trust Company dated as of October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940, Exhibit B-4).

4.07   Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955 (Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955, Exhibit 4.07).

4.08   Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956, Exhibit 2.08).

4.09

Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956.

4.10

Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965.

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

4.13   Supplemental Indenture of Southern California Gas Company to Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern Gas Company 1984 Form 10-K, Exhibit 4.29).

Exhibit 10 -- Material Contracts

10.01 Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.1).

10.02 Form of Nevada Antitrust Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.2).

10.03 Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed May 4, 2001 (2001 Form 10-K, Exhibit 10.01).

San Diego Gas & Electric Company

10.04 Operating Agreement between San Diego Gas & Electric and the California Department of Water Resources dated April 17, 2003 (Sempra Energy 2003 Form 10-K, Exhibit 10.06).

10.05 Servicing Agreement between San Diego Gas & Electric and the California Department of Water Resources dated December 19, 2002 (Sempra Energy 2003 Form 10-K, Exhibit 10.07).

10.06 Transition Property Purchase and Sale Agreement dated December 16, 1997 (incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.1).

10.07 Transition Property Servicing Agreement dated December 16, 1997 (incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.2).

Compensation

10.08

Sempra Energy Excess Cash Balance Plan dated December 5, 2005.

10.09

Form of Sempra Energy 1998 Non-Employee Directors' Stock Plan Nonqualified Stock Option Agreement.

10.10 Form of Sempra Energy Severance Pay Agreement (2004 Form 10-K, Exhibit 10.10).

10.11 Sempra Energy 2005 Deferred Compensation Plan (Form 8-K filed on December 7, 2004, Exhibit 10.1).

10.12 Sempra Energy Employee Stock Incentive Plan (September 30, 2004 Form 10-Q, Exhibit 10.1).

10.13 Sempra Energy Amended and Restated Executive Life Insurance Plan (September 30, 2004 Form 10-Q, Exhibit 10.2).

10.14 Form of Sempra Energy 1998 Long Term Incentive Plan Performance-Based Restricted Stock Award (September 30, 2004 Form 10-Q, Exhibit 10.4).

10.15 Form of Sempra Energy 1998 Long Term Incentive Plan Nonqualified Stock Option Agreement (September 30, 2004 Form 10-Q, Exhibit 10.5).

10.16 Sempra Energy Supplemental Executive Retirement Plan (September 30, 2004 Form 10-Q, Exhibit 10.7).

10.17 Neal Schmale Restricted Stock Award Agreement (September 30, 2004 Form 10-Q, Exhibit 10.8).

10.18 Severance Pay Agreement between Sempra Energy and Donald E. Felsinger (September 30, 2004 Form 10-Q, Exhibit 10.9).

10.19 Severance Pay Agreement between Sempra Energy and Neal Schmale (September 30, 2004 Form 10-Q, Exhibit 10.10).

10.20 Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Form 10-Q, Exhibit 10.11).

10.21 2003 Sempra Energy Executive Incentive Plan B (2003 Form 10-K, Exhibit 10.10).

10.22 2003 Executive Incentive Plan (June 30, 2003 Form 10-Q, Exhibit 10.1).

10.23  Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Form 10-Q, Exhibit 10.2).

10.24  Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Form 10-K, Exhibit 10.09).

10.25 Amended Sempra Energy Retirement Plan for Directors (2002 Form 10-K, Exhibit 10.10).

10.26 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Form 10-Q, Exhibit 10.3).

10.27 Sempra Energy Executive Security Bonus Plan effective January 1, 2001 (2001 Form 10-K, Exhibit 10.08).

10.28 Sempra Energy 1998 Non-Employee Directors' Stock Plan (incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).

Nuclear

San Diego Gas & Electric Company

10.29 Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.30 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.29 above)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.31 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.29 above)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.32 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.29 above)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.33 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.29 above)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.34 Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generation Station (see Exhibit 10.29 above)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.35 Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.29 above)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.36 Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.29 above) (2003 Sempra Energy Form 10-K, Exhibit 10.42).

10.37 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.38 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.37 above)(1996 SDG&E Form 10-K, Exhibit 10.62).

10.39 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.37 above)(1996 SDG&E Form 10-K, Exhibit 10.63).

10.40 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.37 above)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.41 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.37 above)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.42 Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.37 above)(2003 Sempra Energy Form 10-K, Exhibit 10.48).

10.43 Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E Form 10-K, Exhibit 10.6).

10.44 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

Exhibit 12 -- Statement re: Computation of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 2006 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries

21.01 Schedule of Significant Subsidiaries at December 31, 2006.

Exhibit 23 -- Consent of Independent Registered Public Accounting Firm and Report on Schedule, page 36.

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

GLOSSARY

The Act

The Medicare Prescription Drug, Improvement

and Modernization Act of 2003

AEG

Atlantic Electric & Gas

AEP

American Electric Power

AFUDC

Allowance for Funds Used During Construction

ALJ

Administrative Law Judge

AMI

Advanced Metering Infrastructure

APBO

Accounting Principles Board Opinion

ARB

Accounting Research Bulletin

bcf

Billion Cubic Feet (of natural gas)

Black-Scholes Model     Black-Scholes Option-Pricing Model

BP

British Petroleum

Calpine

Calpine Corporation

CARB

California Air Resources Board

CEC

California Energy Commission

CEQA

California Environmental Quality Act

CFE

Comisión Federal de Electricidad

Coleto Creek

Coleto Creek Power Station

Conoco

ConocoPhillips

CPUC

California Public Utilities Commission

DOE

Department of Energy

DRA

Division of Ratepayer Advocates

DSM

Demand Side Management

DWR

Department of Water Resources

EAP

Energy Action Plan

Edison

Southern California Edison Company

EITF

Emerging Issues Task Force

Elk Hills

Elk Hills Power

EMFs

Electric and Magnetic Fields

EPS

Earnings per Share

ERMG

Energy Risk Management Group

ERMOC

Energy Risk Management Oversight Committee

ESOP

Employee Stock Ownership Plan

FASB

Financial Accounting Standards Board

FERC

Federal Energy Regulatory Commission

FIN

FASB Interpretation Number

GAAP

Accounting Principles Generally Accepted in

the United States of America

GCIM

Gas Cost Incentive Mechanism

GHG

Greenhouse Gas

GRC

General Rate Case

IID

Imperial Irrigation District

IOUs

Investor-Owned Utilities

IRS

Internal Revenue Service

ISFSI

Independent Spent Fuel Storage Installation

ISO

Independent System Operator

KMP

Kinder Morgan Energy Partners, L.P.

Liberty

Liberty Gas Storage

LIFO

Last-In First-Out inventory costing method

LNG

Liquefied Natural Gas

Luz del Sur

Luz del Sur S.A.A.

MLC

Merrill Lynch Commodities, Inc.

mmbtu

Million British Thermal Units (of natural gas)

MOA

Memorandum of Agreement

MSCI

Morgan Stanley Capital International

MW

Megawatt

Ninth Circuit Court

  of Appeals

U.S. Court of Appeals for the Ninth Circuit

NRC

Nuclear Regulatory Commission

OIR

Order Instituting Rulemaking

OMEC

Otay Mesa Energy Center, LLC

OTC

Over-the-counter

Overthrust

Overthrust Pipeline Company

PBR

Performance-Based Regulation

PE

Pacific Enterprises

PGE

Portland General Electric Company

PIER

Public Interest Energy Research

PPA

Power Purchase Agreement

ProLiance

ProLiance Transportation and Storage, LLC

PRP

Potentially Responsible Party

PSEG

PSEG Global

PX

Power Exchange

QF

Qualifying Facility

QUIPS

Cumulative Quarterly Income Preferred Securities

RD&D

Research, Development and Demonstration

REX

Rockies Express Pipeline

RMC

Risk Management Committee

Rockies Express

Rockies Express Pipeline LLC

ROE

Return on Equity

SAB

Staff Accounting Bulletin

SCAQMD

South Coast Air Quality Management District

SDG&E

San Diego Gas & Electric Company

SEC

Securities and Exchange Commission

Sempra Utilities

Southern California Gas Company and

San Diego Gas & Electric Company

SEPCO

Sempra Energy Production Company

SFAS

Statement of Financial Accounting Standards

SoCalGas

Southern California Gas Company

SONGS

San Onofre Nuclear Generating Station

SURMD

Sempra Utilities’ Risk Management Department

TDM

Termoeléctrica de Mexicali

Topaz

Topaz Power Partners

Trust

ESOP Trust

Twin Oaks

Twin Oaks Power Plant

VaR

Value at Risk