Form 10-Q
period 2007-03-31
SEMPRA ENERGY
filed 2007-05-02
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2007
Commission file number	1-14201
SEMPRA ENERGY
(Exact name of registrant as specified in its charter)
California	33-0732627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on April 30, 2007:			263,809,644

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,
(Dollars in millions, except per share amounts)	2007	2006
	(unaudited)
OPERATING REVENUES
Sempra Utilities	$2,059	$2,128
Sempra Global and parent	945	1,208
Total operating revenues	3,004	3,336

OPERATING EXPENSES
Sempra Utilities:
Cost of natural gas	1,050	1,130
Cost of electric fuel and purchased power	149	210
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	336	298
Other cost of sales	319	376
Other operating expenses	633	676
Depreciation and amortization	169	157
Franchise fees and other taxes	81	77
Total operating expenses	2,737	2,924
Operating income	267	412
Other income, net	11	4
Interest income	26	14
Interest expense	(70)	(96)
Preferred dividends of subsidiaries	(2)	(2)
Income from continuing operations before income taxes and
equity in earnings of certain unconsolidated subsidiaries	232	332
Income tax expense	63	108
Equity in earnings of certain unconsolidated subsidiaries	58	10
Income from continuing operations	227	234
Discontinued operations, net of income tax	1	21
Net income	$228	$255

Basic earnings per share:
Income from continuing operations	$0.88	$0.92
Discontinued operations, net of income tax	--	0.08
Net income	$0.88	$1.00
Weighted-average number of shares outstanding (thousands)	259,459	254,257

Diluted earnings per share:
Income from continuing operations	$0.86	$0.90
Discontinued operations, net of income tax	--	0.08
Net income	$0.86	$0.98
Weighted-average number of shares outstanding (thousands)	263,996	259,251
Dividends declared per share of common stock	$0.31	$0.30

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
(Dollars in millions)

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,658	$920
Restricted cash	1	4
Trade accounts receivable, net	821	938
Other accounts and notes receivable, net	96	97
Deferred income taxes	376	270
Interest receivable	7	40
Trading-related receivables and deposits, net	2,452	3,047
Derivative trading instruments	3,332	4,068
Commodities owned	1,399	1,845
Inventories	111	215
Regulatory assets	143	193
Other	275	317
Current assets of continuing operations	10,671	11,954
Current assets of discontinued operations	60	62
Total current assets	10,731	12,016

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	339	353
Regulatory assets arising from pension and other
postretirement benefit obligations	367	356
Other regulatory assets	462	472
Nuclear decommissioning trusts	710	702
Investments	1,138	1,086
Sundry	791	789
Total investments and other assets	3,807	3,758

Property, plant and equipment:
Property, plant and equipment	19,323	18,916
Less accumulated depreciation and amortization	(5,837)	(5,741)
Property, plant and equipment, net	13,486	13,175
Total assets	$28,024	$28,949

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
(Dollars in millions)

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$101	$252
Accounts payable - trade	892	1,432
Accounts payable - other	121	155
Income taxes payable	114	9
Trading-related payables	2,769	3,211
Derivative trading instruments	2,450	2,304
Commodities sold with agreement to repurchase	144	537
Dividends and interest payable	153	145
Regulatory balancing accounts, net	457	332
Fixed-price contracts and other derivatives	55	87
Current portion of long-term debt	656	681
Other	1,283	1,197
Current liabilities of continuing operations	9,195	10,342
Current liabilities of discontinued operations	5	7
Total current liabilities	9,200	10,349

Long-term debt	4,520	4,525

Deferred credits and other liabilities:
Due to unconsolidated affiliate	162	162
Customer advances for construction	124	126
Pension and other postretirement benefit obligations, net of plan assets	622	609
Deferred income taxes	378	412
Deferred investment tax credits	66	67
Regulatory liabilities arising from removal obligations	2,353	2,330
Asset retirement obligations	1,187	1,128
Other regulatory liabilities	224	221
Fixed-price contracts and other derivatives	346	358
Deferred credits and other	954	972
Total deferred credits and other liabilities	6,416	6,385

Preferred stock of subsidiaries	179	179

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized;
263 million and 262 million shares outstanding at
March 31, 2007 and December 31, 2006, respectively; no par value)	3,287	3,245
Retained earnings	4,837	4,681
Deferred compensation	(24)	(25)
Accumulated other comprehensive income (loss)	(391)	(390)
Total shareholders' equity	7,709	7,511
Total liabilities and shareholders' equity	$28,024	$28,949

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$227	$234
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	169	157
Deferred income taxes and investment tax credits	(104)	(44)
Equity in income of unconsolidated subsidiaries	(52)	(6)
Other	20	32
Net changes in other working capital components	1,115	399
Changes in other assets	16	(18)
Changes in other liabilities	(7)	6
Net cash provided by continuing operations	1,384	760
Net cash provided by (used in) discontinued operations	(1)	95
Net cash provided by operating activities	1,383	855

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(423)	(415)
Proceeds from sale of assets from continuing operations	32	22
Expenditures for investments	(5)	(103)
Purchases of nuclear decommissioning and other trust assets	(211)	(122)
Proceeds from sales by nuclear decommissioning and other trusts	213	116
Other	(6)	(1)
Net cash used in continuing operations	(400)	(503)
Net cash used in discontinued operations	--	(2)
Net cash used in investing activities	(400)	(505)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(79)	(65)
Issuances of common stock	16	17
Repurchases of common stock	--	(12)
Decrease in short-term debt, net	(151)	(369)
Payments on long-term debt	(35)	(44)
Issuance of long-term debt	2	--
Other	2	2
Net cash used in continuing operations	(245)	(471)
Net cash provided by discontinued operations	--	2
Net cash used in financing activities	(245)	(469)
Increase (decrease) in cash and cash equivalents	738	(119)
Cash and cash equivalents, January 1	920	769
Cash and cash equivalents, March 31	$1,658	$650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$62	$84

Income tax payments, net of refunds	$20	$19

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
ACTIVITIES
Increase (decrease) in accounts payable from investments in property, plant
and equipment	$15	$(66)

Value of stock received for sale of investments	$26	$--

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 holding company, and its consolidated subsidiaries. Sempra Energy’s principal subsidiaries are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas) (collectively referred to as the Sempra Utilities) and Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses. The accompanying financial statements are the Consolidated Financial Statements of Sempra Energy and its consolidated subsidiaries.

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 (the Annual Report).

The company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

Certain prior period financial statement items have been reclassified to reflect operations discontinued in the second quarter of 2006, as discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

SFAS 157, "Fair Value Measurements" (SFAS 157): SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not expand the application of fair value accounting to any new circumstances. The company applies fair value measurements to certain assets and liabilities, primarily trading derivatives and certain trading inventories, nuclear decommissioning and other trusts, and other miscellaneous derivatives.

SFAS 157 nullified a portion of Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). Under EITF 02-3, the transaction price presumption prohibited recognition of a trading profit at inception of a derivative unless the positive fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs. For transactions that did not meet this criterion at inception, trading profits that had been deferred were recognized in the period that inputs to value the derivative became observable or when the contract performed. SFAS 157 nullified this portion of EITF 02-3. SFAS 157 also: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 7), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or block discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information. These assumptions include the risk inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.

The provisions of SFAS 157 are to be applied prospectively, except for the initial impact on three specific items: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price under EITF 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price, and (3) blockage factor discounts. Adjustments to these items required under SFAS 157 are to be recorded as a transition adjustment to beginning retained earnings in the year of adoption.

Although this statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, early adoption may be elected if the reporting entity has not yet issued financial statements for the fiscal year, including interim period financial statements. The company has elected to early-adopt SFAS 157 in the first quarter of 2007. As a result of the company's adoption of SFAS 157, the transition adjustment to beginning retained earnings was a gain of $12 million, net of income tax. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value. This additional disclosure is provided in Note 7.

SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" (SFAS 159): SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company is in the process of evaluating the application of the fair value option and the effect on its financial position and results of operations.

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes (SFAS 109). FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result, the company recognized a $2 million decrease in retained earnings. Including this adjustment, the company had unrecognized tax benefits of $110 million as of January 1, 2007. Of this amount, $99 million related to tax positions that, if recognized, would decrease the effective tax rate; however, $47 million related to tax positions that would increase the effective tax rate in subsequent years.

Effective January 1, 2007, the company’s policy is to recognize accrued interest and penalties on accrued tax balances as components of tax expense. Prior to the adoption of FIN 48, the company accrued interest expense and penalties as a component of tax expense and interest income as a component of interest income.

As of January 1, 2007, the company had accrued a total of $11 million of interest expense and $2 million of penalties. Amounts accrued for interest expense and penalties associated with income taxes are included in income tax expense on the Statements of Consolidated Income and in various income tax balances on the Consolidated Balance Sheets.

The company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The company is no longer subject to examination by U.S. federal and major state tax jurisdictions for years before 2002. Federal, major state and most major foreign income tax returns from 2002 through the present are currently open to examination. Certain major foreign income tax returns from 1995 through the present are open to examination.

In addition, the company has filed federal and state refund claims for tax years back to 1989. The pre-2002 tax years are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these years.

NOTE 3.  RECENT INVESTMENT ACTIVITY

Sempra Pipelines & Storage

Sempra Pipelines & Storage is currently expanding its existing pipelines in Baja California, Mexico, and adding a spur line to connect Sempra LNG’s Energía Costa Azul terminal to an existing Sempra Energy natural gas pipeline in Mexico with interconnection to the U.S. border. The estimated cost of this project is $200 million, of which $123 million has been expended through March 31, 2007.  The expansion is expected to be completed in early 2008.

Sempra Pipelines & Storage and its 25-percent partner, ProLiance Transportation and Storage, LLC, currently are finalizing construction of Liberty Gas Storage, a salt-cavern natural gas storage facility located in Calcasieu Parish, Louisiana. Transportation-related services are expected to commence in mid-2007, and storage-related services, delayed due to construction-related issues, are now expected to commence in the second half of 2007. The facility will provide up to 17 billion cubic feet (bcf) of working natural gas capacity for storage and will be connected to the Cameron and Port Arthur Pipelines under development by Sempra Pipelines & Storage to connect liquefied natural gas (LNG) regasification terminals to the interstate gas transmission system. The estimated project cost is approximately $200 million, of which $134 million has been expended through March 31, 2007.

Sempra LNG

Sempra LNG’s Energía Costa Azul LNG receipt terminal is currently under construction in Baja California, Mexico, and is expected to begin operations in early 2008. It is expected to cost approximately $900 million and will be capable of processing 1 bcf of natural gas per day. Through March 31, 2007, Sempra LNG has made expenditures of $702 million related to the terminal and the proposed expansion project. The ultimate scope and timing of the expansion project will depend on the outcome of negotiations for binding supply and/or terminal service agreements.  As discussed above, Sempra

Pipelines & Storage is expanding its Baja California pipelines to connect Energía Costa Azul to existing natural gas pipelines.

Sempra LNG’s Cameron LNG receipt terminal is currently under construction in Hackberry, Louisiana. The estimated cost of this project is approximately $750 million, and construction is expected to be completed in late 2008. In January 2007, Sempra LNG received approval from the Federal Energy Regulatory Commission (FERC) for a possible expansion of the terminal’s production capacity to 2.65 bcf per day of natural gas from 1.5 bcf per day. Through March 31, 2007, Sempra LNG has made expenditures of $453 million related to the terminal and the proposed expansion project. The ultimate scope and timing of the expansion project will depend on the outcome of negotiations for binding supply and/or terminal service agreements.

In March 2006, Sempra LNG executed a terminal services agreement with Merrill Lynch Commodities Inc. (MLC) to bring natural gas to the U.S. Gulf Coast, conditioned on MLC’s obtaining a contract for the supply of LNG.  The 20-year, full-service capacity agreement provides MLC the capability to process 500,000 million British thermal units (MMBtu) per day through the Cameron LNG receipt terminal. The agreement, as amended in March 2007, is subject to MLC obtaining a supply of LNG by June 30, 2008 and signing a transportation agreement on the connecting pipeline. MLC is subject to a termination fee if these conditions precedent are not satisfied.

NOTE 4.  DISCONTINUED OPERATIONS

The company’s discontinued operations are discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.  Information concerning discontinued operations for the three months ended March 31, 2007 and 2006 is summarized below:

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	Bangor Gas and Frontier Energy	SEPCO	Total

Three months ended March 31, 2007:

Operating revenues	$--	$--	$5	$--	$5

Income from operations, before
income taxes	$--	$--	$1	$--	$1
Income tax expense	--	--	--	--	--
	$--	$--	$1	$--	$1

Three months ended March 31, 2006:

Operating revenues	$19	$28	$4	$8	$59

Income from operations, before
income taxes	$1	$4	$--	$3	$8
Income tax expense	--	2	--	1	3
	1	2	--	2	5

Gain on disposal, before income
taxes	--	--	--	--	--
Income tax benefit *	--	(16)	--	--	(16)
	--	16	--	--	16
	$1	$18	$--	$2	$21

* Consists of an income tax benefit related to the excess of income tax basis of this business over the basis for financial statement purposes, which was recognized in accordance with SFAS 109.

Current assets and liabilities of discontinued operations at March 31, 2007 and December 31, 2006 consist primarily of income tax balances related to Bangor Gas and Frontier Energy.

NOTE 5. OTHER FINANCIAL DATA

Investments in Unconsolidated Subsidiaries

In February 2007, Sempra Commodities sold its interests in an equity-method investment, along with a related cost-basis investment, receiving cash and a 12.7-percent interest in a newly formed entity. The after-tax gain on this transaction, recorded as Equity in Earnings of Certain Unconsolidated Subsidiaries on the Statements of Consolidated Income, was $30 million.

Available-for-Sale Securities

Sempra Commodities had $94 million and $55 million of available-for-sale securities included in Investments at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, the balance in Accumulated Other Comprehensive Income (Loss) related to these securities was $23 million net of income tax, comprised of $24 million of unrealized gains and $1 million of unrealized losses. At December 31, 2006, the balance in Accumulated Other Comprehensive Income (Loss) related to these securities was $18 million net of income tax, comprised of $19 million of unrealized gains and $1 million of unrealized losses.

Sempra Commodities recorded $5 million and $6 million in purchases of available-for-sale securities for the three months ended March 31, 2007 and 2006, respectively. Sempra Commodities sold available-for-sale securities with a cost basis of $3 million, yielding proceeds of $8 million for the three months ended March 31, 2007. The cost basis of the sales was determined by the specific identification method and pretax gains of $5 million were realized as a result of the sales for the three months ended March 31, 2007. There was a negligible amount of available-for-sale securities sales activity for the three months ended March 31, 2006.

The fair value of securities in an unrealized loss position at March 31, 2007 was $5 million. The unrealized losses were primarily caused by temporary declines in the market values of the securities. The company does not consider these investments to be other than temporarily impaired as of March 31, 2007.

Trading Securities

Sempra Commodities had securities of $13 million classified as trading securities at March 31, 2007 and December 31, 2006. There was a negligible amount of trading securities activity for the three months ended March 31, 2007. In the three months ended March 31, 2006, Sempra Commodities recorded $11 million of pretax gains related to trading securities, including a pretax gain of $9 million resulting from sales, an unrealized pretax gain of $1 million from the transfer of available-for-sale securities to trading securities, and an unrealized pretax gain of $1 million related to securities held at March 31, 2006.

Goodwill

The carrying amount of goodwill included in Sundry Assets on the Consolidated Balance Sheets was $170 million as of March 31, 2007 and December 31, 2006.

Asset Retirement Obligations

The company’s asset retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, are discussed in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Following are the changes in asset retirement obligations for the three months ended March 31, 2007 and 2006:

(Dollars in millions)	2007	2006
Balance as of January 1*	$1,163	$977
Accretion expense	20	16
Payments	(6)	(2)
Revisions to estimated cash flows**	44	--
Balance as of March 31*	$1,221	$991

*

  The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

** The revision is due to an increase in the present value of estimated liabilities for the San Onofre Nuclear  Generating Station (SONGS) decommissioning costs.

Pension and Other Postretirement Benefits

The following table provides the components of benefit costs for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2007	2006	2007	2006
Service cost	$22	$18	$7	$6
Interest cost	41	39	14	12
Expected return on assets	(40)	(37)	(11)	(10)
Amortization of:
Prior service cost	2	2	(1)	(1)
Actuarial loss	2	3	2	2
Regulatory adjustment	(16)	(16)	2	1
Total net periodic benefit cost	$11	$9	$13	$10

The company expects to contribute $62 million to its pension plans and $49 million to its other postretirement benefit plans in 2007. For the three months ended March 31, 2007, $7 million and $12 million of contributions were made to the pension and other postretirement benefit plans, respectively.

Earnings per Share (EPS)

Diluted EPS for the three months ended March 31, 2007 and 2006, respectively, reflects the inclusion of 4,537,000 and 4,994,000 additional shares in the weighted average shares outstanding for the dilutive effect of stock options and restricted stock awards.

The dilution from common stock options is based on the treasury stock method, whereby the proceeds from the exercise price and unearned compensation as defined by SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), are assumed to be used to repurchase shares on the open market at the average market price for the period. The calculation excludes options for which the exercise price was greater than the average market price for common stock during the period. The company had 689,350 and 782,346 stock options that were outstanding during the three months ended March 31, 2007 and 2006, respectively, but were not included in the computation of diluted EPS for these periods because the effect of including these awards would be anti-dilutive, due to the inclusion of unearned compensation in the assumed proceeds.

The dilution from unvested restricted stock awards is based on the treasury stock method, whereby assumed proceeds equivalent to the unearned compensation as defined by SFAS 123(R) related to the awards are assumed to be used to repurchase shares on the open market at the average market price for the period. There were no anti-dilutive restricted stock awards for the three months ended March 31, 2007 and 2006.

Share-Based Compensation

Total share-based compensation expense, net of income tax, was $9 million in each of the three month periods ended March 31, 2007 and 2006. In January 2007, pursuant to the company's share-based compensation plans, 704,900 non-qualified stock options and 802,700 shares of restricted stock were granted.

Capitalized Interest

The company recorded $21 million and $14 million of capitalized interest for the three months ended March 31, 2007 and 2006, respectively, including the debt-related portion of allowance for funds used during construction.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended
	March 31,
(Dollars in millions)	2007	2006
Equity in losses of unconsolidated subsidiaries	$(6)	$(4)
Allowance for equity funds used during construction	6	4
Regulatory interest, net	(5)	(3)
Sundry, net	16	7
Total	$11	$4

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.

	Three months ended
	March 31,
(Dollars in millions)	2007	2006
Net income	$228	$255
Foreign currency adjustments	(6)	(12)
Financial instruments*	(1)	21
Available-for-sale securities**	5	1
Comprehensive income	$226	$265

*   Net of income tax expense (benefit) of $(1) million and $12 million for the three months ended March 31, 2007 and 2006, respectively.

** Net of income tax expense of $3 million and $1 million for the three months ended March 31, 2007 and 2006, respectively.

NOTE 6. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

At March 31, 2007, the company had available $6.3 billion in unused, committed lines of credit to provide liquidity and support commercial paper (the major components of which are detailed below). As of March 31, 2007, $8 million of the lines supported variable-rate debt.

Sempra Global has a $2.5 billion five-year syndicated revolving credit facility expiring in 2010 and a $750 million three-year syndicated revolving credit facility expiring in 2008. The five-year and three-year credit facilities also provide for the issuance of up to $400 million and $500 million, respectively, of letters of credit on behalf of Sempra Global. Sempra Global had letters of credit of $45 million outstanding at March 31, 2007 under the five-year facility. At March 31, 2007, Sempra Global had no outstanding borrowings under either facility.

Sempra Commodities has a five-year syndicated revolving credit facility expiring in 2010 that provides for up to $1.72 billion of extensions of credit (consisting of borrowings, letters of credit and other credit support accommodations) to Sempra Commodities and certain of its affiliates. Letters of credit of $436 million were outstanding under the facility at March 31, 2007. At March 31, 2007, Sempra Commodities had no outstanding borrowings under this facility.

Sempra Commodities also has a $500 million three-year credit facility expiring in 2009 that provides for extensions of credit (consisting of credit borrowings and the issuance of letters of credit and bank guarantees) to Sempra Commodities. Letters of credit of $479 million were outstanding under this facility at March 31, 2007.  At March 31, 2007, Sempra Commodities had no outstanding borrowings under this facility.

Sempra LNG has a $1.25 billion five-year syndicated revolving credit facility expiring in 2009. The facility also provides for the issuance of letters of credit not exceeding $200 million outstanding at any one time. Sempra LNG had $85 million of outstanding letters of credit under this facility at March 31, 2007.  At March 31, 2007, Sempra LNG had no outstanding borrowings under this facility.

The Sempra Utilities have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At March 31, 2007, the Sempra Utilities had no outstanding borrowings under this facility.

Sempra Energy, ConocoPhillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25-percent, 24-percent and 51-percent ownership interests, respectively, in Rockies Express Pipeline LLC (Rockies Express) which is constructing a natural gas pipeline to link natural gas producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. Rockies Express has entered into a $2 billion five-year credit facility expiring in 2011 that provides for revolving extensions of credit that are guaranteed severally by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages.  Rockies Express had no outstanding borrowings under this facility at March 31, 2007. This facility supports the Rockies Express commercial paper program, of which 25 percent is also guaranteed by Sempra Energy.  The commercial paper program had $1.03 billion of outstanding borrowings at March 31, 2007, of which $258 million is guaranteed by Sempra Energy. The fair value of these guarantees is negligible.

Additional information concerning these credit facilities is provided in the Annual Report.

Uncommitted Lines of Credit

Under uncommitted facilities, lenders provide credit on a discretionary basis.  Terms are generally consistent with existing committed credit facilities.  At March 31, 2007, Sempra Commodities had $1.49 billion in various uncommitted lines of credit. Of the $1.49 billion at March 31, 2007, $937 million of the lines are fully guaranteed by Sempra Energy, and bear interest at rates varying with market rates. The remaining $550 million line is secured by certain assets at Sempra Commodities and guaranteed by Sempra Energy up to 20 percent, subject to additional amounts based on the recoverability of Sempra Commodities' collateral. At March 31, 2007, Sempra Commodities had $248 million of letters of credit outstanding supported by these lines. In addition, it had $75 million of short-term borrowings outstanding against these lines at March 31, 2007.

Other Short-term Debt

In addition to the lines of credit and commercial paper, Sempra Commodities had $26 million of other short-term debt outstanding at March 31, 2007.

Weighted Average Interest Rates

The company's weighted average interest rate on the total short-term debt outstanding was 5.92 percent at March 31, 2007.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing.

Fair value hedges

During 2004, to balance its mix of fixed and floating-rate debt, Sempra Energy entered into interest-rate swaps that effectively exchanged the fixed rate on $300 million of its $500 million 7.95 percent notes maturing in 2010 for a floating rate. The swaps expire in 2010. During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375 percent first mortgage bonds maturing in 2011 for a floating rate. The swap expires in 2011. At March 31, 2007, market value adjustments of $3 million were recorded as a decrease primarily in Fixed-price Contracts and Other Derivatives (in noncurrent liabilities) and an offsetting increase in Long-term Debt without affecting net income or other comprehensive income. At March 31, 2006, market value adjustments of $7 million were recorded as an increase primarily in Fixed-price Contracts and Other Derivatives (in noncurrent liabilities) and an offsetting decrease in Long-term Debt without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on these swaps.

Cash flow hedges

In the third quarter of 2005, Sempra Energy Mexico entered into derivative transactions to hedge future interest payments associated with forecasted borrowings of $450 million for facilities related to Sempra LNG's Energía Costa Azul project. The swaps expire in 2027. The fair values of these swaps at March 31, 2007 and December 31, 2006 were $14 million and $12 million, respectively. In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing from 2034 through 2039 for fixed rates. The swaps expire in 2009. The fair value of these swaps at both March 31, 2007 and December 31, 2006 was $3 million. For the three months ended March 31, 2007 and 2006, pretax income arising from the ineffective portion of interest-rate cash flow hedges was $1 million and $3 million, respectively, and was recorded in Other Income, Net on the Statements of Consolidated Income. The effects of interest-rate cash flow hedges on other comprehensive income for the three months ended March 31, 2007 and 2006 were gains of $1 million and $10 million, respectively. The balances in Accumulated Other Comprehensive Income (Loss) at March 31, 2007 and December 31, 2006, related to interest-rate cash flow hedges were gains of $10 million and $9 million, respectively.

NOTE 7. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. The company's fair value interest-rate swaps are discussed in Note 6.

Commodity Fair Value Hedges

For commodity derivative instruments designated as fair value hedges, the company recognized net pretax unrealized gains (losses) of $27 million and $(61) million for the three months ended March 31, 2007 and 2006, respectively, which represents portions of gains or losses on hedging instruments determined to be ineffective. These pretax gains (losses) include losses of $2 million and $91 million for the three months ended March 31, 2007 and 2006, respectively, which represent time value of money which is excluded for hedge assessment purposes. The ineffectiveness gains and losses related to hedges of commodity inventory are included in Operating Revenues from Sempra Global and Parent on the Statements of Consolidated Income.

Cash Flow Hedges

Interest-Rate Swaps

The company's interest-rate swaps to hedge cash flows are discussed in Note 6.

Other Cash Flow Hedges

For other derivative instruments designated as cash flow hedges, the company recognized a net unrealized pretax loss of $10 million for the three months ended March 31, 2006, which represents portions of losses on hedging instruments determined to be ineffective. The ineffectiveness amounts relate to the potential phase-out of synthetic fuels income tax credits, as well as hedges of natural gas purchases and sales related to transportation and storage capacity arrangements. There were no hedging instruments determined to be ineffective for the three months ended March 31, 2007.

The balances in Accumulated Other Comprehensive Income (Loss) at March 31, 2007 and December 31, 2006 related to all cash flow hedges were losses of $51 million and $50 million, respectively, net of income tax. The company expects that $55 million, which is net of income tax, that is currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities,

are as follows:

	March 31,	December 31,
(Dollars in millions)	2007	2006
TRADING ASSETS

Trading-related receivables and deposits, net:
Due from trading counterparties	$2,211	$2,610
Due from commodity clearing organizations and clearing brokers	241	437
	2,452	3,047
Derivative trading instruments:
Unrealized gains on swaps and forwards	1,923	2,389
OTC (over-the-counter) commodity options purchased	1,409	1,679
	3,332	4,068

Commodities owned	1,399	1,845
Total trading assets	$7,183	$8,960

TRADING LIABILITIES

Trading-related payables	$2,769	$3,211

Derivative trading instruments sold, not yet purchased:
Unrealized losses on swaps and forwards	1,948	1,670
OTC commodity options written	502	634
	2,450	2,304

Commodities sold with agreement to repurchase	144	537
Total trading liabilities	$5,363	$6,052

The average fair values during the three months ended March 31, 2007 for trading assets and liabilities approximate $8.1 billion and $5.7 billion, respectively. For the three months ended March 31, 2006, the amounts were $9.8 billion and $7.5 billion, respectively.

Sempra Commodities' credit risk from physical and financial instruments as of March 31, 2007 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with its retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $1.3 billion and $1.9 billion at March 31, 2007 and December 31, 2006, respectively.

	March 31,	December 31,
(Dollars in millions)	2007	2006
Counterparty credit quality*
Commodity exchanges	$241	$437
AAA	39	19
AA	257	262
A	662	654
BBB	827	1,032
Below investment grade or not rated	859	1,011
Total	$2,885	$3,415

* As determined by rating agencies or by internal models intended to approximate rating agency determinations.

Sempra Utilities

At the Sempra Utilities, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The Sempra Utilities record transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, on the Statements of Consolidated Income. On the Consolidated Balance Sheets, the Sempra Utilities record corresponding regulatory assets and liabilities relating to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

Adoption of SFAS 157

Effective January 1, 2007, the company early-adopted SFAS 157 as discussed in Note 2, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). However, as permitted under SFAS 157, the company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its assets and liabilities measured and reported at fair value. The company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, options and repurchase agreements.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs.

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of March 31, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets:
Trading derivatives	$203	$2,956	$379	$3,538
Commodity trading inventories	--	1,303	--	1,303
Other derivatives	9	34	--	43
Nuclear decommissioning trusts	550	150	--	700
Other	422	--	--	422
Total	$1,184	$4,443	$379	$6,006

Liabilities:
Trading derivatives	$--	$2,573	$35	$2,608
Other derivatives	1	13	--	14
Total	$1	$2,586	$35	$2,622

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the company’s nonperformance risk on its liabilities.

Trading derivatives and commodity trading inventories reflect positions held by Sempra Commodities. Trading derivatives include exchange-traded derivative contracts and OTC derivative contracts. Exchange-traded derivative contracts, which include futures and exchange-traded options, are generally based on unadjusted quoted prices in active markets and are classified within level 1. In addition, certain OTC-cleared options and swap contracts are included in level 1, as the fair values of these items are based on unadjusted quoted prices in active markets. Some exchange-traded derivatives are valued using broker or dealer quotations, or market transactions in either the listed or OTC markets. In such cases, these exchange-traded derivatives are classified within level 2. OTC derivative trading instruments include swaps, forwards, options and complex structures that are valued at fair value and may be offset with similar positions in exchange-traded markets. In certain instances, these instruments may utilize models to measure fair value. Generally, the company uses a similar model to value similar instruments. Valuation models utilize various inputs which include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and market-corroborated inputs, i.e. inputs derived principally from or corroborated by observable market data by correlation or other means. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in level 2. Certain OTC derivatives trade in less active markets with a lower availability of pricing information. In addition, complex or structured transactions can introduce the need for internally-developed model inputs which might not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized in level 3.

Nuclear decommissioning trusts reflect the assets of SDG&E's nuclear decommissioning trusts, excluding cash balances, as discussed in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. Other derivatives include commodity derivative positions entered into primarily by the Sempra Utilities to manage customer price exposures, as well as interest-rate management instruments. Other assets represent dedicated assets in support of the company’s Supplemental Executive Retirement Plan, included in Sundry assets on the Consolidated Balance Sheets, and marketable securities.

The following table sets forth a reconciliation of changes in the fair value of net trading derivatives classified as level 3 in the fair value hierarchy.

(Dollars in millions)	Three months ended March 31, 2007
Balance as of January 1, 2007	$519
Realized and unrealized gains (losses)	(250)
Purchases, issuances and settlements	75
Transfers in and/or out of level 3	--
Balance as of March 31, 2007	$344

Change in unrealized gains (losses) relating to
instruments still held as of March 31, 2007	$(82)

Gains and losses (realized and unrealized) for level 3 recurring items are included in Operating Revenues for Sempra Global and Parent on the Statements of Consolidated Income. The company believes an analysis of instruments classified as level 3 should be undertaken with the understanding that these items are generally economically hedged as a portfolio with instruments that may be classified in levels 1 and 2.

Accordingly, gains or losses associated with level 3 balances may not necessarily reflect trends occurring in the underlying business. Further, unrealized gains and losses for the period from level 3 items are often offset by unrealized gains and losses on positions classified in level 1 or 2, as well as positions that have been realized during the quarter.

Transfers in and/or out represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as level 3 for which the lowest significant input became observable during the period. There were no transfers in or out of level 3 during the period.

The following table sets forth by level within the fair value hierarchy the company's financial liabilities that were accounted for at fair value on a nonrecurring basis as of March 31, 2007.

Nonrecurring Fair Value Measures	At fair value as of March 31, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Liabilities:
Asset retirement obligations*	$--	$--	$44	$44

* Update to SONGS decommissioning costs as discussed in Note 5.

NOTE 8. SEMPRA UTILITIES' REGULATORY MATTERS

Power Procurement and Resource Planning

Otay Mesa Energy Center

In October 2006, SDG&E, Calpine Corporation (Calpine), Otay Mesa Energy Center, LLC (OMEC), a wholly owned subsidiary of Calpine, and other Calpine affiliates, entered into an agreement, approved in September 2006 by the California Public Utilities Commission (CPUC), for SDG&E to purchase all of the power produced from a 573-megawatt (MW) generating facility to be constructed by OMEC in the Otay Mesa area of SDG&E's service territory. The agreement includes, among other things, an option in favor of SDG&E to purchase the facility for a fixed price at the end of the 10-year power purchase agreement (PPA) and an option in favor of OMEC to compel SDG&E to purchase the plant for a lower fixed price at the end of the PPA. The CPUC also approved an additional return to SDG&E to compensate it for the effect on its financial ratios from the expected requirement to consolidate OMEC in accordance with FIN 46(R), Consolidation of Variable Interest Entities. Among other conditions precedent, the transaction also required the approvals of the court having jurisdiction over the Calpine bankruptcy and of the FERC, which were obtained in November 2006 and January 2007, respectively. The remaining conditions precedent are expected to be favorably resolved in the second quarter of 2007. Assuming such resolution is timely attained, the generating facility is expected to be in commercial operation by mid-2009, and annual capacity payments by SDG&E are estimated to be $70 million.

Sunrise Powerlink

In December 2005, SDG&E filed an application with the CPUC, amended in August 2006, proposing the construction of the Sunrise Powerlink, a 500-kV transmission line between the San Diego region and the Imperial Valley that is estimated to cost $1.3 billion and be able to deliver 1,000 MW by mid-2010. The purpose of the project is to enhance reliability, provide access to renewable resources and reduce energy costs for SDG&E customers. SDG&E and the Imperial Irrigation District (IID) have entered into a Memorandum of Agreement (MOA) to build the project, subject to the negotiation of a definitive agreement. If the IID participates in the project in accordance with the MOA, SDG&E's share of the project is estimated to be $1 billion. During 2006, SDG&E reached several milestones, including the California Independent System Operator's (ISO) Board of Governors finding the proposed transmission line economically justified and needed to meet the demand for electricity in the region, the CPUC's Energy Division deeming the application complete and the company's holding public participation hearings to get input on the project. In November 2006, a ruling was issued establishing the scope of the CPUC proceeding and targeting a draft decision to be issued in December 2007 and a final decision to be adopted in early 2008. The CPUC plans to issue a draft Environmental Impact Report (EIR) and Environmental Impact Statement (EIS) for public comment in August 2007 with final EIR/EIS targeted for November 2007. On April 26, 2007, the U.S. Department of Energy proposed designating portions of the Southwestern United States as a "national interest corridor" for electric transmission which, if adopted, would allow federal review and permitting of the Sunrise Powerlink if the CPUC delays or rejects the project. The proposal is subject to a 60-day comment period which will include public meetings. Timely approval by the CPUC is critical for completion of the Sunrise Powerlink by 2010, when it will be necessary for SDG&E to gain access to renewable energy sources to comply with the requirement for SDG&E to achieve a 20 percent renewable energy portfolio by 2010, as discussed below.

Renewable Energy

California Senate Bill 107 (SB 107), enacted in September 2006, requires California's investor-owned utilities (IOUs) to achieve a 20 percent renewable energy portfolio by 2010, instead of 2017 as previously required by state law. SDG&E already had been moving forward to achieve a 20 percent goal by 2010, consistent with California's Energy Action Plan. As of early April 2007, SDG&E has executed renewable energy contracts that are expected to supply approximately 12 percent of SDG&E’s projected retail demand by the end of 2010, assuming the suppliers deliver as forecasted and the necessary transmission infrastructure, including the Sunrise Powerlink, is added. Failure to reach the goal could subject SDG&E to penalties ranging up to $25 million per year. SDG&E's ability to meet the requirements of SB 107 are highly dependent upon many factors, including, but not limited to, the timely regulatory approval of contracted renewable energy projects, the developers' ability to obtain project financing, and successful development and implementation of the renewable energy technologies. The developers' ability to obtain project financing is dependent upon, among other things, access to electric transmission capacity to move the renewable energy to the markets. Without a timely approval by regulators and the successful addition of new transmission infrastructure, including Sunrise Powerlink, there can be no assurance that SDG&E will be able to achieve the requirements of SB 107.

Greenhouse Gas Initiative

In 2006, additional legislative bills were passed, including Assembly Bill 32 and Senate Bill 1368, mandating cuts in greenhouse gas emissions, which could affect costs and growth at the Sempra Utilities and at Sempra Generation's power plants. Any cost impact at the Sempra Utilities is expected to be recoverable through rates. The CPUC's adoption of an interim Greenhouse Gas Emissions Performance Standard in January 2007 implements Senate Bill 1368 by prohibiting IOUs from entering into new, or renewing existing, long-term (five years or longer) contracts for electricity from base-loaded sources that emit more carbon dioxide than a modern natural gas plant (1,100 pounds of carbon dioxide per megawatt-hour).

Long-term Energy Resource Plan

SDG&E filed its long-term plan with the CPUC in December 2006, including a ten-year resource plan that details its expected portfolio of resources over the planning horizon of 2007 - 2016. The long-term plan incorporates the renewable energy and greenhouse gas emissions performance standards established by the CPUC and by Senate Bill 1368. SDG&E's plan identifies, among other details, the need for additional generation resources beginning in 2010, including a baseload plant in 2012. The plan also indicates that SDG&E has an option to acquire in 2011 for net book value the El Dorado power plant owned by Sempra Generation. A CPUC decision on the long-term plan is expected to be issued by the third quarter of 2007.

Transmission Formula Rate

On March 28, 2007, SDG&E filed an Offer of Settlement (Settlement) with the FERC that would provide revenues of $208 million in 2008, compared to $190 million in 2007, an increase of 9.5 percent. Under the Settlement, SDG&E would recover its annual transmission cost of service at a return on equity (ROE) of 11.35 percent, an increase from the current authorized formula ROE of 11.25 percent, and renew SDG&E's current annual transmission formula rate for approximately six years commencing July 1, 2007 through August 31, 2013. The Settlement was supported by the CPUC and was unopposed by a number of intervenors. The Settlement is subject to FERC approval, which is expected by July 2007.

General Rate Case

In December 2006, SoCalGas and SDG&E each filed a 2008 General Rate Case (GRC) application to establish their authorized 2008 margin requirements and the ratemaking mechanisms by which those margin requirements would change on an annual basis over the subsequent five-year period (2009 - 2013), as discussed in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. Relative to authorized margin requirements for 2007, the GRC requests represent an increase of $140 million for SoCalGas and $232 million ($34 million for natural gas and $198 million for electric) for SDG&E in 2008. Public participation hearings are scheduled for May 2007, intervenor testimony is due June 1, 2007, evidentiary hearings begin July 30, 2007 and a final CPUC decision is expected by the end of 2007.

In January 2007, SDG&E filed a Phase II GRC (GRC Phase II) application to update its electric marginal cost, revenue allocation and rate design. SDG&E’s GRC Phase II application sets forth several new rate design and marginal cost allocation proposals, including dynamic pricing or time differential rate proposals that will encourage customers to shift their usage from peak demand to off-peak hours. Also proposed is a phase-out of the rate cap enacted by the California Legislature in 2001 at the height of California's energy crisis. GRC Phase II hearings are expected to be completed early in the fourth quarter 2007 with a final CPUC decision early in 2008.

Cost of Capital Proceeding

SDG&E is planning to file with the CPUC in early May 2007 an application to adjust its cost of capital, with any resulting changes in ROE and/or capital structure to be effective in 2008. SDG&E's present ROE of 10.7 percent was approved by the CPUC in December 2005 and effective as of January 1, 2006, with an authorized capital structure of 45.25 percent debt, 5.75 percent preferred stock and 49 percent common equity.

Advanced Metering Infrastructure

An all-party settlement was approved by the CPUC in April 2007 associated with SDG&E's advanced metering infrastructure initiative to install advanced meters with integrated two-way communications functionality throughout SDG&E's service territory. This settlement adds the beneficial functionalities of remote disconnect and a home area network for all customers, resulting in estimated expenditures for this project of $572 million (including a $500 million capital investment). Meter installations for 1.4 million electric and 900,000 natural gas meters are anticipated to commence in the fourth quarter of 2008 and be completed by early 2011.

Natural Gas Market OIR

The CPUC considered natural gas market issues, including market design and infrastructure requirements, as part of its Natural Gas Market Order Instituting Rulemaking (OIR). A final decision in Phase II of this proceeding was issued in September 2006, reaffirming the adequacy of the capacity of the SoCalGas and SDG&E systems to meet current demand. In particular, the Phase II decision establishes natural gas quality standards that would accommodate regasified LNG supplies. While the decision closed the OIR, several parties, including the South Coast Air Quality Management District (SCAQMD), filed applications with the CPUC for rehearing of the September 2006 decision, contending that the California Environmental Quality Act (CEQA) applies to the increase in natural gas quality standards approved by the CPUC, and that impacts on the environment should be fully considered. The CPUC denied the rehearing requests. In January 2007, the SCAQMD filed, and amended in March 2007, lawsuits against the CPUC in the California Court of Appeal and the California Supreme Court challenging the CPUC's September 2006 decision and alleging that CEQA was improperly bypassed.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR), demand-side management and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received. In 2006, the CPUC's Division of Ratepayer Advocates recommended approval of SoCalGas' GCIM Year 12 application requesting a shareholder award of $9.8 million. A final CPUC decision is expected by the third quarter of 2007. Final CPUC approval of SDG&E's Gas PBR Year 13 activities and the resulting $2.3 million shareholder award is expected in early May 2007.

The Operational PBR mechanism includes safety, reliability and customer service measures established in the GRC. On May 1, 2007, SDG&E and SoCalGas filed for their 2006 Operational PBR shareholder awards of $8.9 million ($8.4 million for electric and $0.5 million for natural gas) and $0.8 million, respectively. CPUC approval is expected by the end of 2007.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At March 31, 2007, the company's reserves for litigation matters were $626 million, of which $525 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the January 2006 settlements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits in California and Nevada alleged that Sempra Energy and the Sempra Utilities unlawfully sought to control natural gas and electricity markets and claimed damages in excess of $23 billion after applicable trebling.

The San Diego County Superior Court entered a final order approving the settlement of the Continental Forge class-action litigation as fair and reasonable in July 2006. The California Attorney General, the Department of Water Resources (DWR), the Utility Consumers Action Network and one class member have filed notices of appeal of the final order. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement in September 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but the company is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

To settle the California and Nevada litigation, the company agreed to make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation. The Los Angeles City Council had not previously voted to approve the City of Los Angeles's participation in the January 2006 California settlement. On March 26, 2007, Sempra Energy and the Sempra Utilities entered into a separate settlement agreement with the City of Los Angeles resolving all of its claims in the Continental Forge litigation in return for the payment of $8.5 million on April 25, 2007. This payment was made in lieu of the $12 million payable in eight annual installments that the City of Los Angeles was to receive as part of the January 2006 California settlement.

Additional consideration for the January 2006 California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified LNG from its LNG terminal being constructed in Baja California, Mexico, for a period of 18 years at the California border index price minus $0.02 per MMBtu. The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC in July 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. Based on the expected contractual volumes of power to be delivered, this discount would have potential value aggregating $300 million over the contract's then remaining six-year term. As a result of recording the price discount of the DWR contract in 2005, subsequent earnings reported on the DWR contract reflect original rather than discounted power prices. The price reductions would be offset by any amounts in excess of a $150 million threshold up to the full amount of the price reduction that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

Under the terms of the January 2006 California settlement, $83 million was paid in August 2006 and an additional $83 million will be paid in August 2007. Of the remaining amounts, $25.8 million is to be paid on the closing date of the January 2006 settlements, which will take place after the resolution of all appeals, and $24.8 million will be paid on each successive anniversary of the closing date through the seventh anniversary of the closing date, as adjusted for the City of Los Angeles settlement. Under the terms of the City of Los Angeles settlement, $8.5 million was paid on April 25, 2007. The reserves recorded for the California and Nevada settlements in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract. A portion of the reserves was discounted at 7 percent, the rate specified for prepayments in the settlement agreement. For payments not addressed in the agreement and for periods from the settlement date through the estimated date of the first payment, 5 percent was used to approximate the company’s average cost of financing.

DWR Contract

The DWR commenced an arbitration proceeding in February 2004 against Sempra Generation with respect to the contract under which Sempra Generation sells electricity to the DWR. The DWR disputed a portion of Sempra Generation's billings and its manner of delivering electricity, and sought rescission of the contract, which expires by its terms in 2011.

The arbitration panel issued its decision in April 2006, and declined to rescind the contract and ruled against the DWR on its most significant claims, but did rule in favor of the DWR on certain contractual issues. Sempra Generation recorded an additional $25 million pretax charge in the first quarter of 2006 in addition to its existing reserve of $48 million. The arbitration panel's ruling is final and binding upon both the DWR and Sempra Generation with respect to the issues that were the subject of the arbitration. The $73 million was paid in the second quarter of 2006.

In February 2006, the DWR commenced additional arbitration against Sempra Generation relating to the manner in which Sempra Generation schedules its Mexicali plant. The DWR seeks $100 million in damages and an order terminating the contract. If not otherwise resolved, an arbitration hearing is scheduled for mid-2007.

In 2002, Sempra Generation and the DWR commenced litigation in a state civil action in which the DWR sought to void its contract with Sempra Generation, seeking damages, injunctive and declaratory relief and $100 million in punitive damages, alleging that the company misrepresented its intention and ability to construct a temporary phase of one power project and, alternatively, breached its contract by failure to construct and deliver power from that phase. Although Sempra Generation was initially awarded summary judgment on all claims, in June 2005, the California Court of Appeal reversed the summary judgment decision, concluding that the contract language was ambiguous and presented triable issues of material fact that must be addressed by further evidence and proceedings. The case was remanded to the trial court. In January 2007, the DWR added additional claims for fraud and breach of contract. The company believes that the DWR's claims must be arbitrated, and has appealed the trial court's denial of its motion to compel arbitration to the California Court of Appeal.

The California Energy Oversight Board, the CPUC and others filed petitions appealing 2003 FERC orders upholding the DWR's contracts with Sempra Generation and other power suppliers under the Mobile-Sierra doctrine's "public interest" standard of review. In December 2006, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) granted the appeals and remanded the cases back to the FERC for additional proceedings consistent with the court's rulings. In particular, the court instructed the FERC to reconsider the appropriate standard to apply in its review of the contracts, and consider applying a more rigorous review upon remand. The company is seeking additional appellate review of this decision with the United States Supreme Court.

Other Natural Gas Cases

In November 2005, the California Attorney General and the CPUC filed a lawsuit in the San Diego County Superior Court alleging that Sempra Energy and the Sempra Utilities intentionally misled the

CPUC in a 1998 application that resulted in SDG&E curtailing natural gas service to electric generators and others. In September 2006, the parties settled the case whereby the Sempra Utilities agreed to pay $2 million for attorneys' fees and costs to the California Attorney General, Sempra Energy gave SDG&E an option to purchase the El Dorado power plant in 2011 for net book value (subject to FERC approval) and Sempra Energy agreed to pay approximately $5.7 million to SDG&E electricity customers over a two-year period beginning in 2009. The decisions by SDG&E and the CPUC as to whether the option should be exercised are expected to be made in 2007. The company recorded after-tax expense of $4 million in 2006 to reflect these settlement costs.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleged a conspiracy to eliminate competition, prevent the construction of natural gas pipelines to serve Nevada and other Western states, and to manipulate natural gas pipeline capacity and supply and the data provided to price indices, as well as breach of contract. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve the claims. After oral argument in February 2007, the Ninth Circuit Court of Appeals took plaintiffs' appeal under submission.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 state antitrust actions that have been coordinated in San Diego Superior Court against Sempra Energy, the Sempra Utilities and Sempra Commodities and other, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. The plaintiffs suing the company claim that all of the defendants' actions have damaged them in the amount of $357 million before trebling. In June 2005, the court denied the defendants' motion to dismiss on federal preemption and filed rate doctrine grounds. No trial date has been scheduled for these actions.

Pending in federal court are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The Federal District Court dismissed four of these actions as preempted under federal law. The remaining case, which includes conspiracy allegations, has been stayed. In February 2007, the Ninth Circuit Court of Appeals heard oral argument and took plaintiffs' appeals under submission.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries (SDG&E, Sempra Commodities and Sempra Generation, depending on the lawsuit), that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants (including Sempra Energy and its named subsidiaries) in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court dismissed one of these lawsuits, filed by the Snohomish County, Washington Public Utility District, on the grounds that the claims were subject to the filed rate doctrine and preempted by the Federal Power Act. In September 2004, the Ninth Circuit Court of Appeals affirmed the district court's ruling and in June 2005, the U.S. Supreme Court declined to review the decision. The company believes that this decision serves as a precedent for the dismissal of all other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets.

In October 2005, on the basis of federal preemption and Filed Rate grounds, the San Diego Superior Court dismissed with prejudice consolidated cases that claimed that energy companies, such as the

Sempra Energy companies, manipulated the electricity markets. On February 26, 2007, the California Court of Appeal affirmed the dismissals.

In May and June 2004, two similar lawsuits were filed in Washington and Oregon U.S. District Courts. These cases were transferred to the San Diego U.S. District Court and dismissed in February 2005. After oral argument on April 10, 2007, the Ninth Circuit Court of Appeals took plaintiffs' appeals under submission.

In November 2006, the San Diego U.S. District Court dismissed a lawsuit filed by the California Attorney General in November 2005 against Sempra Commodities alleging illegal market-gaming activities during the California energy crisis and claiming unspecified civil penalties and damages. The court ruled that only the FERC has the authority to regulate wholesale energy markets. The court also declined to remand the case to state court. The FERC has previously investigated and entered into settlements with numerous energy trading companies, including Sempra Commodities, regarding similar allegations. The California Attorney General has appealed the dismissal.

FERC Refund Proceedings

The FERC is investigating prices charged to buyers in the California Power Exchange (PX) and ISO markets by various electric suppliers. In December 2002, a FERC Administrative Law Judge (ALJ) issued preliminary findings indicating that the PX and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different estimate of natural gas prices, which would increase the refund obligations from $1.8 billion to more than $3 billion for the same time period.

Various parties appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC had erred in not considering other remedies, such as disgorgement of profits, for tariff violations that are alleged to have occurred prior to October 2, 2000. The Court of Appeals remanded the matter to the FERC for further proceedings.

Sempra Commodities previously established reserves for its estimated refund liability that were adjusted during 2004 and 2005 to reflect, among other things, the estimated effect of the FERC's revision of the benchmark prices it will use to calculate refunds, and Sempra Generation recorded its share of the 2004 and 2005 amounts related to its transactions with Sempra Commodities.

SDG&E has been awarded $159 million through April 30, 2007, in settlement of certain claims against electricity suppliers related to the 2000 - 2001 California energy crisis. The net proceeds of these settlements are for the benefit of ratepayers and for the payment of third party fees associated with the recovery of these claims. Of that amount, all monies have been received by SDG&E except for $18 million related to settlements filed in March and April of 2007 and which are pending FERC approval.

In a separate complaint filed with the FERC in 2002, the California Attorney General challenged the FERC's authority to establish a market-based rate regime, and further contended that, even if such a regime were valid, electricity sellers had failed to comply with the FERC's quarterly reporting requirements. The Attorney General requested that the FERC order refunds from suppliers. The FERC dismissed the complaint and instead ordered sellers to restate their reports. After an appeal by the California Attorney General, the Ninth Circuit Court of Appeals upheld the FERC's authority to establish a market-based rate regime, but ordered remand of the case to the FERC for further proceedings, stating that failure to file transaction-specific quarterly reports gave the FERC authority to order refunds with respect to jurisdictional sellers. In December 2006, a group of sellers petitioned the United States Supreme Court to review the Ninth Circuit Court of Appeals' decision. It is possible that the FERC could order refunds or disgorgement of profits for periods in addition to those covered by its prior refund orders and substantially increase the refunds that ultimately may be required to be paid by Sempra Commodities and other power suppliers.

At March 31, 2007, Sempra Commodities is owed approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the FERC refund case. The company believes adequate reserves have been recorded.

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

In June 2003, the FERC issued several orders requiring various entities to show cause why they should not be found to have violated California ISO and PX tariffs. The FERC directed a number of entities, including Sempra Commodities, to show cause why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. In October 2003, Sempra Commodities agreed to pay $7.2 million in full resolution of these investigations. That liability was recorded as of December 31, 2003. The Sempra Commodities settlement was approved by the FERC in August 2004. Certain California parties have sought rehearing on this order and the FERC has not yet responded.

Other Litigation

The company and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs claiming that various emissions resulted in cancer or fear of cancer. The company has submitted the case to its insurers, who have reserved their rights with respect to coverage. In November 2006, the court granted the defendants' summary judgment motions based on lack of medical causation for the 12 initial plaintiffs scheduled to go to trial first. The court also granted the company's separate summary judgment motion on punitive damages. Plaintiffs filed a notice of appeal on March 29, 2007. The court has stayed the case as to the remaining plaintiffs pending the appeal.

In 1998, Sempra Energy and the Sempra Utilities converted their traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. In July 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling.

Argentine Investments

A decision is expected in mid-2007 on Sempra Pipelines & Storage's arbitration proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of Sempra Pipelines & Storage's investments that has resulted from Argentine governmental actions. Additional information regarding this investment is provided in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

Environmental Matters

SoCalGas increased its environmental-related liabilities in the first quarter of 2007 by $18 million, $16 million of which is expected to be recoverable through rates, to reflect a change in estimate of expected cleanup costs at a former manufactured-gas plant site. Expected cleanup costs have risen due to increasingly stringent regulations by the California Department of Toxic Substances Control and due to technical challenges involved in excavating and removing contaminated soil while keeping existing businesses open.

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

NOTE 10.  SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has five separately managed reportable segments (SoCalGas, SDG&E, Sempra Commodities, Sempra Generation and Sempra Pipelines & Storage), which are described in the Annual Report. The “all other” amounts consist primarily of parent organizations and Sempra LNG.

The accounting policies of the segments are described in the Notes to Consolidated Financial Statements in the Annual Report. Segment performance is evaluated by management based on reported net income. Sempra Utility transactions are based on rates set by the CPUC and the FERC.

The operations that were discontinued in the first half of 2006, as discussed in Note 4, were in the Sempra Generation segment, with the exception of Bangor Gas and Frontier Energy, which were in the Sempra Pipelines & Storage segment. The following tables exclude amounts from discontinued operations, unless otherwise noted.

	Three months ended March 31,
(Dollars in millions)	2007		2006
OPERATING REVENUES
SoCalGas	$1,368	45%	$1,425	43%
SDG&E	709	24	722	22
Sempra Commodities	512	17	780	23
Sempra Generation	397	13	396	12
Sempra Pipelines & Storage	77	3	76	2
Adjustments and eliminations	(42)	(1)	(25)	(1)
Intersegment revenues	(17)	(1)	(38)	(1)
Total	$3,004	100%	$3,336	100%
INTEREST EXPENSE
SoCalGas	$18		$18
SDG&E	24		22
Sempra Commodities	7		17
Sempra Generation	4		8
Sempra Pipelines & Storage	5		4
All other	56		54
Intercompany eliminations	(44)		(27)
Total	$70		$96
INTEREST INCOME
SoCalGas	$6		$3
SDG&E	1		4
Sempra Commodities	5		1
Sempra Generation	11		2
Sempra Pipelines & Storage	4		4
All other	43		27
Intercompany eliminations	(44)		(27)
Total	$26		$14
DEPRECIATION AND AMORTIZATION
SoCalGas	$69	41%	$66	42%
SDG&E	75	44	67	43
Sempra Commodities	7	4	7	4
Sempra Generation	12	7	11	7
Sempra Pipelines & Storage	3	2	3	2
All other	3	2	3	2
Total	$169	100%	$157	100%
INCOME TAX EXPENSE (BENEFIT)
SoCalGas	$39		$37
SDG&E	38		35
Sempra Commodities	4		62
Sempra Generation	39		25
Sempra Pipelines & Storage	(1)		3
All other	(56)		(54)
Total	$63		$108
EQUITY IN EARNINGS (LOSSES) OF
UNCONSOLIDATED SUBSIDARIES
Earnings (losses) recorded before tax:
Sempra Generation	$(1)		$1
All other	(5)		(5)
Total	$(6)		$(4)
Earnings recorded net of tax:
Sempra Pipelines & Storage	$12		$10
Sempra Commodities	46		--
Total	$58		$10

	Three months ended March 31,
(Dollars in millions)	2007		2006
NET INCOME
SoCalGas*	$55	24%	$49	19%
SDG&E*	62	27	47	18
Sempra Commodities	71	31	116	46
Sempra Generation	54	24	41	16
Sempra Pipelines & Storage	16	7	11	4
Discontinued operations	1	--	21	8
All other	(31)	(13)	(30)	(11)
Total	$228	100%	$255	100%
CAPITAL EXPENDITURES
SoCalGas	$86	20%	$97	23%
SDG&E	157	37	583	141
Sempra Commodities	9	2	6	1
Sempra Generation	1	--	29	7
Sempra Pipelines & Storage	79	19	16	4
All other	91	22	151	36
Intercompany eliminations	--	--	(467)	(112)
Total	$423	100%	$415	100%

	March 31,		December 31,
(Dollars in millions)	2007		2006
ASSETS
SoCalGas	$6,436	23%	$6,359	22%
SDG&E	7,757	28	7,795	27
Sempra Commodities	8,646	31	9,881	34
Sempra Generation	2,428	9	2,416	8
Sempra Pipelines & Storage	2,142	7	2,215	8
Discontinued operations	60	--	62	--
All other	2,256	8	1,922	7
Intersegment receivables	(1,701)	(6)	(1,701)	(6)
Total	$28,024	100%	$28,949	100%
INVESTMENTS IN EQUITY-METHOD INVESTEES
Sempra Generation	$210		$212
Sempra Pipelines & Storage	610		604
All other	70		78
Total	$890		$894

*after preferred dividends

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2006 Annual Report on Form 10-K (Annual Report).

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide electric, natural gas and other energy products and services to its customers. Operations are divided into the Sempra Utilities and Sempra Global. The Sempra Utilities include Southern California Gas Company (SoCalGas) and San Diego Gas & Electric Company (SDG&E), which serve consumers from California's Central Valley to the Mexican border. Sempra Global is a holding company for most of the subsidiaries of Sempra Energy that are not subject to California utility regulation.  Sempra Global's principal subsidiaries provide the following energy-related products and services:

•

Sempra Commodities is primarily a wholesale and retail trader of physical and financial products, including natural gas, power, petroleum and petroleum products and other commodities; and also is a trader and wholesaler of base metals;

•

Sempra Generation owns and operates power plants;

•

Sempra LNG is developing receipt terminals for the importation of liquefied natural gas (LNG) and has an agreement to supply natural gas to Mexico's government-owned electric utility; and

•

Sempra Pipelines & Storage develops and owns natural gas pipelines and storage facilities in the United States and Mexico, and holds interests in companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. In 2006, the company decided to sell its interests in the Argentine utilities, as discussed in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

RESULTS OF OPERATIONS

Net income decreased $27 million (11%) to $228 million for the three months ended March 31, 2007, compared to the corresponding period of 2006, primarily resulting from a $45 million decrease in net income of Sempra Commodities, offset by improved results at the Sempra Utilities, Sempra Generation and Sempra Pipelines & Storage, as discussed in "Business Unit Results" below.

Net Income (Loss) by Business Unit

	Three months ended March 31,
(Dollars in millions)	2007		2006
Sempra Utilities
Southern California Gas Company *	$55	24%	$49	19%
San Diego Gas & Electric Company *	62	27	47	18
Total Sempra Utilities	117	51	96	37

Sempra Global
Sempra Commodities	71	31	116	46
Sempra Generation **	54	24	41	16
Sempra Pipelines & Storage **	16	7	11	4
Sempra LNG	(10)	(4)	(5)	(2)
Total Sempra Global	131	58	163	64

Parent and other ***	(21)	(9)	(25)	(9)
Income from continuing operations	227	100	234	92
Discontinued operations, net of income tax	1	--	21	8
Net income	$228	100%	$255	100%

* After preferred dividends

 ** Excludes amounts now classified as discontinued operations.

*** Includes after-tax interest expense of $21 million and $28 million for the three months ended March 31, 2007 and 2006, respectively, intercompany eliminations recorded in consolidation and certain corporate costs incurred at Sempra Global.

As a result of the 2006 sale of the majority of its investments in tax-advantaged limited partnerships, as discussed in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report, the company's Sempra Financial business unit, previously shown separately, is now included in Parent and Other in all periods presented.

Sempra Utilities Revenues and Cost of Sales

During the three months ended March 31, 2007, natural gas revenues decreased compared to the corresponding period in 2006 as a result of lower costs of natural gas. Electric revenues decreased for the three months ended March 31, 2007 compared to the corresponding period in 2006, primarily due to decreased costs that are passed through to customers, offset by increased authorized revenues at San Onofre Nuclear Generating Station (SONGS).

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

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2007:
Residential	104	$1,125	--	$2	104	$1,127
Commercial and industrial	37	354	69	41	106	395
Electric generation plants	--	--	43	20	43	20
Wholesale	--	--	8	3	8	3
	141	$1,479	120	$66	261	1,545
Balancing accounts and other						47
Total						$1,592

2006:
Residential	104	$1,256	1	$2	105	$1,258
Commercial and industrial	37	409	71	49	108	458
Electric generation plants	--	1	43	22	43	23
Wholesale	--	--	7	2	7	2
	141	$1,666	122	$75	263	1,741
Balancing accounts and other						(87)
Total						$1,654

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2007		2006
	Volumes	Revenue	Volumes	Revenue
Residential	1,960	$249	1,882	$197
Commercial	1,683	185	1,607	142
Industrial	522	48	527	35
Direct access	778	28	898	34
Street and highway lighting	25	3	27	3
	4,968	513	4,941	411
Balancing accounts and other		(46)		63
Total		$467		$474

Although commodity costs associated with long-term contracts allocated to SDG&E from the Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Sempra Global and Parent Operating Revenues

Sempra Global and Parent operating revenues decreased by $263 million (22%) in the three months ended March 31, 2007 to $945 million. The decrease reflects decreased trading activity at Sempra Commodities, primarily as a result of decreased volatility in the natural gas and power markets, and of natural gas and oil inventories and storage and transportation capacity contracts not being marked to market while the corresponding hedges qualify as derivative instruments and are marked to market. The decrease was partially offset by higher revenues from Sempra Generation's merchant customers.

Sempra Global and Parent Cost of Natural Gas, Electric Fuel and Purchased Power

Sempra Global and Parent cost of natural gas, electric fuel and purchased power increased by $38 million (13%) in the three months ended March 31, 2007 to $336 million. The increase was primarily due to higher costs associated with power deliveries to merchant customers at Sempra Generation.

Sempra Global and Parent Other Cost of Sales

Sempra Global and Parent other cost of sales decreased by $57 million (15%) in the three months ended March 31, 2007 to $319 million. The decrease was primarily due to lower costs associated with the decreased operating revenues noted above for Sempra Commodities.

Other Operating Expenses

Other operating expenses decreased by $43 million (6%) in the three months ended March 31, 2007 to $633 million. The decrease was primarily due to a decrease in expenses at Sempra Commodities attributable to the lower revenues noted above. In addition, the decrease was due to additional litigation reserves recorded in 2006 as a result of a DWR arbitration decision.

Interest Income

Interest income increased by $12 million (86%) for the three months ended March 31, 2007 to $26 million. The increase in the three months ended March 31, 2007 was due primarily to an increase in short-term investments, which are included in Cash and Cash Equivalents on the Consolidated Balance Sheets.

Interest Expense

Interest expense decreased by $26 million (27%) for the three months ended March 31, 2007 to $70 million. The decrease in 2007 was due to higher capitalized interest at Sempra LNG and lower interest expense on short-term debt.

Income Taxes

Income tax expense was $63 million and $108 million for the three months ended March 31, 2007 and 2006, respectively, and the effective income tax rates were 27 percent and 33 percent, respectively.

The decrease in expense for the three months ended March 31, 2007 was due primarily to lower pretax income and a lower effective tax rate in 2007. The decrease in effective tax rate was primarily due to the regulatory treatment for certain capital expenditures that are expensed for income tax purposes at SDG&E.

Equity in Earnings of Certain Unconsolidated Subsidiaries

In February 2007, Sempra Commodities sold its interests in an equity-method investment, along with a related cost-basis investment, receiving cash and a 12.7-percent interest in a newly formed entity. The after-tax gain on this transaction, recorded in Equity in Earnings of Certain Unconsolidated Subsidiaries, was $30 million.

Discontinued Operations

Discontinued operations decreased by $20 million (95%) in the three months ended March 31, 2007, primarily due to an income tax benefit in 2006 related to the excess of income tax basis of the Energy Services and Facilities Management businesses over the basis for financial statement purposes. Along with the Twin Oaks power plant, these businesses were sold during the second quarter of 2006.

In July 2006, Sempra Generation sold Sempra Energy Production Company (SEPCO), its exploration and production subsidiary.

Note 4 of the Notes to Condensed Consolidated Financial Statements provides further details on these discontinued operations.

Net Income

Business Unit Results

Southern California Gas Company

Net income for SoCalGas increased by $6 million (12%) to $55 million for the three months ended March 31, 2007 due primarily to higher authorized base margins in 2007.

San Diego Gas & Electric Company

Net income increased by $15 million (32%) to $62 million for the three months ended March 31, 2007. The increase is primarily due to higher earnings from electric generation, including the Palomar generating plant, which commenced commercial operations in the second quarter of 2006, and SONGS.

Sempra Commodities

Sempra Commodities' net income decreased by $45 million (39%) to $71 million for the three months ended March 31, 2007 due to lower margins in natural gas and power, offset by increased margins for metals, as detailed below. The decrease was the result of natural gas and oil inventories, and of storage and transportation capacity contracts not being marked to market while the corresponding hedges qualify as derivative instruments and are marked to market, as well as decreased volatility in the U.S. natural gas and power markets and lower natural gas volumes. Earnings variability will continue in future periods as a result of these factors. The decrease was offset by the net income impact of $18 million from a gain on the sale of investments. Margin, summarized below by geographical region and product line, consists of net revenues less related costs (primarily brokerage, transportation and storage) plus or minus net interest income/expense, and is used by management in evaluating its geographical and product line performance.

	Three months ended March 31,
Margin (Dollars in millions)	2007		2006
Geographical:
North America	$104	62%	$359	98%
Europe and Asia	63	38	6	2
	$167	100%	$365	100%
Product Line:
Natural gas	$(56)	(33)%	$179	49%
Power	82	49	101	28
Oil - crude and products	57	34	53	15
Metals	60	36	27	7
Other	24	14	5	1
	$167	100%	$365	100%

For the three months ended March 31, 2007 and 2006, other includes synthetic fuels credit operations of $27 million and $20 million, respectively, which contributed $9 million and $6 million to net income for the same periods, respectively.

A summary of Sempra Commodities' unrealized revenues for trading activities follows:

	Three months ended March 31,
(Dollars in millions)	2007	2006
Balance at January 1	$1,913	$1,488
Additions	601	858
Realized	(1,630)	(1,103)
SFAS 157 cumulative effect *	19	--
Balance at March 31	$903	$1,243

* Notes 2 and 7 of the Notes to Condensed Consolidated Financial Statements provide additional information on SFAS 157.

The estimated fair values as of March 31, 2007, and the scheduled maturities related to the unrealized revenues are (dollars in millions):

	Fair Market	Scheduled Maturity (in months)
Source of fair value	Value	0-12	13-24	25-36	>36
Over-the-counter (OTC)
fair value of forwards, swaps and options *	$854	$369	$340	$2	$143
Exchange contracts **	49	203	(134)	75	(95)
Total	$903	$572	$206	$77	$48

*   The present value of unrealized revenue to be received from outstanding OTC contracts.

** Cash received (paid) associated with open exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income increased by $13 million (32%) to $54 million for the three months ended March 31, 2007, primarily from a favorable change of $8 million in mark-to-market earnings on long-term forward contracts with Sempra Commodities for the sale of power during 2007 to 2012 and $5 million of higher interest income. During the three months ended March 31, 2006, Sempra Generation recorded $15 million of litigation reserves primarily as a result of the April 2006 DWR arbitration decision, offset by earnings related to the construction of the Palomar generating plant for SDG&E. The DWR arbitration decision is discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra Pipelines & Storage

Net income for Sempra Pipelines & Storage increased by $5 million (45%) to $16 million for the three months ended March 31, 2007, primarily due to lower income tax expense and improved results from distribution investments in Peru and Mexico.

Sempra LNG

The net loss for Sempra LNG increased by $5 million (100%) to $10 million for the three months ended March 31, 2007, primarily due to a $4 million mark-to-market loss related to a natural gas marketing agreement with Sempra Commodities.

CAPITAL RESOURCES AND LIQUIDITY

A substantial portion of the funding of the company's capital expenditures and its ability to pay dividends is dependent on the relatively stable pattern of earnings provided by the Sempra Utilities and Sempra Generation's long-term power sale contracts. As discussed below, in order to fund a significant capital expenditures program, SDG&E is not expected to pay common dividends to Sempra Energy over the next few years. The availability of capital for other business operations is also greatly affected by Sempra Commodities' liquidity and margin requirements, which fluctuate substantially and, to a lesser extent, the margin requirements at Sempra Generation. The company's expansion also requires the issuance of securities from time to time.

At March 31, 2007, the company had $1.7 billion in unrestricted cash and $6.3 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. Of these lines, $8 million supported variable-rate debt.

The company's credit agreements are discussed more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Management believes that these amounts and cash flows from operations and security issuances, combined with current cash balances, will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were to be significantly reduced or the company were to be unable to raise funds under acceptable terms, neither of which is considered likely, the company would be required to reduce non-utility capital expenditures, trading operations and/or investments in new businesses. Management continues to regularly monitor the company's ability to finance the needs of its operating and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

At the Sempra Utilities, cash flows from operations, security issuances and/or capital contributions by Sempra Energy are expected to continue to be adequate to meet utility capital expenditure requirements. As a result of SDG&E's projected capital expenditure program, dividends to Sempra Energy have been suspended to increase SDG&E's equity, and the level of future common dividends may be affected during periods of increased capital expenditures. In connection with the purchase of the Palomar generating plant in the first quarter of 2006, the company made a capital contribution of $200 million to SDG&E.

Sempra Commodities provides or requires cash as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by commodity price fluctuations and are dependent on credit ratings) and the length of its various trading positions. At March 31, 2007, Sempra Commodities' intercompany borrowings were $129 million, down from $376 million at December 31, 2006. Sempra Commodities' external debt was $122 million and $201 million at March 31, 2007 and December 31, 2006, respectively. Company management continuously monitors the level of Sempra Commodities' cash requirements in light of the company's overall liquidity.

Sempra Generation's projects have been financed through a combination of operating cash flow, project financing, funds from the company and external borrowings. Its 2006 asset sales provided funds to assist in financing company projects.

Sempra Generation's long-term power sale contracts typically contain collateral requirements. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of March 31, 2007, there were no outstanding collateral requirements under these contracts.

Sempra Pipelines & Storage is expected to require funding from the company or external sources, or both, to continue the expansion of its existing natural gas operations in Mexico, its Liberty Gas Storage facility and other natural gas storage projects, its participation in the development of Rockies Express Pipeline (REX), a natural gas pipeline, and its planned development of pipelines to serve Sempra LNG facilities being developed in Baja California, Mexico; Louisiana and Texas. The planned sale of interests in Argentina is expected to provide cash for company projects.

Sempra LNG will require funding for its development of LNG receiving facilities. While Sempra LNG's $1.25 billion credit facility and other Sempra Energy sources are expected to be adequate for these requirements, the company may decide to use project financing if management determines its use to be advantageous. As the projects currently under construction are put in service, Sempra LNG is expected to provide operating cash flow for further development.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $528 million (62%) to $1.4 billion for 2007. The change was primarily due to a $959 million higher decrease in net trading assets in 2007, offset by a $163 million higher decrease in accounts payable in 2007, a $113 million decrease in income from continuing operations (adjusted for non-cash items), a $95 million lower increase in overcollected regulatory balancing accounts in 2007 and a return of collateral requirements of $83 million at a discontinued operation in 2006.

For the three months ended March 31, 2007, the company made contributions of $7 million and $12 million to the pension and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities decreased by $105 million (21%) to $400 million for 2007. The change was primarily attributable to $98 million higher investments in 2006, primarily related to the REX project at Sempra Pipelines & Storage, and $10 million higher proceeds from sale of assets from continuing operations in 2007.

The company expects to make capital expenditures and investments of $2.1 billion in 2007. Significant capital expenditures and investments are expected to include $1.1 billion for Sempra Utility plant improvements and $1.0 billion of capital expenditures at its other subsidiaries, including the development of LNG facilities and natural gas pipelines. These expenditures and investments are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased by $224 million (48%) to $245 million for 2007. The change was primarily due to a $218 million decrease in payments on short-term borrowings in 2007.

COMMITMENTS

At March 31, 2007, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $81 million related to construction commitments at Sempra Pipelines & Storage, $129 million and $44 million, respectively, related to a new power purchase contract and the increase in present value of estimated liabilities for SONGS decommissioning costs at SDG&E and $288 million and $18 million, respectively, related to new natural gas contracts and environmental commitments at SoCalGas. The future payments under these contractual commitments are expected to be $420 million for 2007, $51 million for 2008 and $45 million for 2009. There are no future payments for 2010 and 2011, but $44 million thereafter.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Sempra Utilities' operations and Sempra Generation's long-term contracts generally provide relatively stable earnings and liquidity. However, for the next few years SDG&E is planning to reinvest its earnings in significant capital expenditure projects and is not expected to pay common dividends to Sempra Energy during that time. Also, Sempra Generation’s contract with the DWR, which provides a significant portion of Sempra Generation’s revenues, ends in late 2011. Due to the inability to forecast with certainty future electricity prices and the cost of natural gas, contracts entered into to replace this capacity may provide substantially lower revenue. Sempra LNG and Sempra Pipelines & Storage are also expected to provide relatively stable earnings and liquidity upon the completion of their construction programs, but to require substantial funding during the construction period. Also, until firm supply or capacity contracts are in place for Sempra LNG’s Cameron regasification facility, Sempra LNG will rely on the availability of interim LNG supplies, which may result in greater variability in revenues and earnings. Sempra Commodities experiences significant volatility in earnings and liquidity requirements. The company is exploring financing and/or other options for the Sempra Commodities business, including entering into a joint venture or partnership with a financial partner or securing a stand-alone credit rating. While the company remains committed to the commodities business, management remains open to alternative capital structures that would enhance the growth opportunities for this business. Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements herein and Notes 13 through 15 of the Notes to Consolidated Financial Statements in the Annual Report also describe some of the matters that could affect future performance.

Litigation

Note 9 of the Notes to Condensed Consolidated Financial Statements herein and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis and Sempra Generation's contract with the DWR), the ultimate resolution of which could have a material adverse effect on future performance.

Sempra Utilities

Note 8 of the Notes to Condensed Consolidated Financial Statements herein and Notes 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas regulation and rates, and other pending proceedings and investigations.

Sempra Global

Investments

As discussed in "Cash Flows From Investing Activities," the company's investments will significantly impact the company's future performance. In addition to the recent activity discussed below, information regarding these investments is provided in "Capital Resources" herein and in "Capital Resources" and "Factors Influencing Future Performance" in the Annual Report.

Sempra Pipelines & Storage

In April 2007, the FERC approved construction of the Rockies Express-West project, the 713-mile segment of the Rockies Express pipeline project that extends from Weld County, Colorado, to Audrain County, Missouri. Construction of this pipeline is expected to commence in May 2007 with an in-service target date of January 2008.

Other

As noted in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report, income tax benefits from synthetic fuels credits were partially phased out in 2006. The partial phaseout extends into 2007, the last year of the program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting policies are viewed by management as critical because their application is the most relevant, judgmental and/or material to the company's financial position and results of operations, and/or because they require the use of material judgments and estimates.

The company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Significant accounting pronouncements that have recently become effective and have had a significant effect on the company’s accounting policies and estimates are described below.

Description	Assumptions & Approach Utilized	Effect if Different Assumptions Used

Fair Value Measurements

Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, was adopted by the company in the first quarter of 2007. SFAS 157 defines fair value, establishes criteria to be considered when measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not expand the use of fair value accounting in any new circumstances.

Under Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), the transaction price presumption prohibited recognition of a trading profit at inception of a derivative unless the positive fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs. For transactions that did not meet this criterion at inception, trading profits that had been deferred were recognized in the period that inputs to value the derivative became observable or when the contract performed. SFAS 157 nullified this portion of EITF 02-3. SFAS 157 also: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 7 of the Notes to Condensed Consolidated Financial Statements herein), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or block discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred.

The following assets and liabilities are recorded at fair value as of March 31, 2007: (1) derivatives, (2) certain inventories that are the hedged item in a fair value hedge, (3) certain trust and dedicated assets, and (4) marketable securities.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). However, as permitted under SFAS 157, the company utilizes a mid-market pricing convention (the mid-point price between bid and ask prices) as a practical expedient for valuing the majority of its assets and liabilities carried at fair value. The company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information. Accordingly, the company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, options and repurchase agreements.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs.

The company's assessment of the significance of a particular input to the fair value measurements requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy level. Also, for trading contracts, the time between inception and performance of the contract may affect the fair value. The determination of fair value may, therefore, affect the timing of recognition of revenues and net income.

As a result of adopting SFAS 157, the transition adjustment to beginning retained earnings was a gain of $12 million, net of income tax. Additional information relating to fair value measurement is discussed in Notes 2 and 7 of the Notes to Condensed Consolidated Financial Statements herein.

Income Taxes

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

For a position to qualify for benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. If the company does not have a more likely than not position with respect to a tax position, then the company may not recognize any of the potential tax benefit associated with the position. A tax position that meets the “more likely than not” recognition shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.

Unrecognized tax benefits involve management judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the company’s results of operations, financial position and cash flows.

Additional information related to accounting for uncertainty in income taxes is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report, except for the following.

Following is a summary of Sempra Commodities' trading Value at Risk (VaR) profile (using a one-day holding period) in millions of dollars:

	95%		99%
March 31, 2007	$12.3		$17.4
Year-to-date 2007 range	$6.1	to $ 21.4	$8.6	to $ 30.1
March 31, 2006	$14.2		$20.0
Year-to-date 2006 range	$13.1	to $ 37.7	$18.5	to $ 53.1

The VaR at March 31, 2006 and the VaR range for the first quarter of 2006 are higher than the comparable VaR for 2007 due to the greater volatility in the U.S. natural gas markets and the associated trading strategies to capture that volatility in 2006.

As of March 31, 2007, the total VaR of the Sempra Utilities' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The County of San Diego filed and then withdrew litigation against Sempra Energy and SDG&E that sought unspecified civil penalties for alleged violations of environmental standards applicable to the abatement, handling and disposal of asbestos-containing materials during the 2001 dismantlement of a natural gas storage facility. In addition, in November 2006, a federal court dismissed all charges against SDG&E and two employees in a federal criminal indictment charging them with having violated these standards and for related charges of conspiracy and having made false statements to governmental authorities. On February 12, 2007, the court granted the federal government's motion for reconsideration with respect to the false statement count. On February 27, 2007, the San Diego U.S. Attorney's Office re-indicted the previously dismissed case against SDG&E, its employees and contractors. A trial in this matter is scheduled for June 2007.

Except as described above and in Notes 8 and 9 of the Notes to Condensed Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2006 Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proposal 1: Election of directors:

At the 2006 Annual Meeting, shareholders approved an amendment phasing in annual elections of all directors. Directors who are elected after the effective date of the amendment hold office until the next annual meeting and until a successor has been elected and qualified. Directors elected prior to the effective date of the amendment continue to hold office until the expiration of the staggered three-year terms for which they were elected. At the annual meeting of shareholders on April 26, 2007, the shareholders elected three directors for a one-year term expiring in 2008. The name of each nominee and the number and percentage of shares voted for and withheld from the election of each director were as follows:

Nominees	Votes For	% For	Votes Withheld	% Withheld
Wilford D. Godbold, Jr.	224,676,491	97	6,111,392	3
Richard G. Newman	225,384,410	98	5,403,472	2
Neal E. Schmale	224,998,632	97	5,789,250	3

Proposal 2: Ratification of independent registered public accounting firm:

Votes
In favor	225,456,649
Opposed	2,848,363

Proposal 3: Shareholder proposal entitled "Adopt Simple Majority Vote":

Votes
In favor	145,929,036
Opposed	51,679,469

Proposal 4: Shareholder proposal entitled "Director Election Majority Vote Standard Proposal":

Votes
In favor	125,381,523
Opposed	71,870,960

Proposal 5: Shareholder proposal entitled "Supplemental Executive Retirement Plan Policy Proposal":

Votes
In favor	46,774,214
Opposed	150,360,748

The two approved shareholder proposals constitute recommendations to the board of directors.

ITEM 5. OTHER INFORMATION

(a)  Amendments to Bylaws

On April 26, 2007, the Board of Directors amended the company's bylaws to permit the Chairman of the Board to appoint and remove assistant officers (assistant treasurers, assistant controllers, assistant secretaries and other assistant officers); to permit director attendance at board meetings via electronic video screen communication as permitted by the California General Corporation Law; and to provide the board with more generalized authority in the appointment of committees of the board.  The company's bylaws as so amended are filed as Exhibit 3.01 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit 3 - Bylaws and Articles of Incorporation

      3.01  Amended and Restated Bylaws of Sempra Energy effective April 26, 2007.

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

SEMPRA ENERGY, (Registrant)

Date: May 2, 2007	By: /s/ Joseph A. Householder
Joseph A. Householder Sr. Vice President and Controller