Form 10-Q
period 2007-06-30
SEMPRA ENERGY
filed 2007-08-02
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2007
Commission file number	1-14201
SEMPRA ENERGY
(Exact name of registrant as specified in its charter)
California	33-0732627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on July 31, 2007:			264,024,122

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission, the Federal Reserve Board, the U.K. Financial Services Authority and other environmental and regulatory bodies in the United States and other countries; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas and liquefied natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions, except per share amounts)	2007	2006	2007	2006
	(unaudited)
OPERATING REVENUES
Sempra Utilities	$1,620	$1,568	$3,679	$3,696
Sempra Global and parent	1,041	918	1,986	2,126
Total operating revenues	2,661	2,486	5,665	5,822

OPERATING EXPENSES
Sempra Utilities:
Cost of natural gas	603	535	1,653	1,665
Cost of electric fuel and purchased power	163	153	312	363
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	278	233	614	531
Other cost of sales	221	313	540	689
Other operating expenses	743	680	1,376	1,356
Depreciation and amortization	171	171	340	328
Franchise fees and other taxes	68	64	149	141
Total operating expenses	2,247	2,149	4,984	5,073
Operating income	414	337	681	749
Other income (expense), net	45	(5)	56	(1)
Interest income	24	25	50	39
Interest expense	(66)	(87)	(136)	(183)
Preferred dividends of subsidiaries	(3)	(3)	(5)	(5)
Income from continuing operations before income taxes
and equity in earnings of certain unconsolidated subsidiaries	414	267	646	599
Income tax expense	143	96	206	204
Equity in earnings of certain unconsolidated subsidiaries	9	14	67	24
Income from continuing operations	280	185	507	419
Discontinued operations, net of income tax	(3)	188	(2)	209
Net income	$277	$373	$505	$628

Basic earnings per share:
Income from continuing operations	$1.08	$0.73	$1.95	$1.64
Discontinued operations, net of income tax	(0.01)	0.73	(0.01)	0.82
Net income	$1.07	$1.46	$1.94	$2.46
Weighted-average number of shares outstanding (thousands)	260,198	255,728	259,830	254,996

Diluted earnings per share:
Income from continuing operations	$1.06	$0.71	$1.92	$1.61
Discontinued operations, net of income tax	(0.01)	0.72	(0.01)	0.81
Net income	$1.05	$1.43	$1.91	$2.42
Weighted-average number of shares outstanding (thousands)	264,963	260,320	264,518	259,804
Dividends declared per share of common stock	$0.31	$0.30	$0.62	$0.60

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,352	$920
Restricted cash	1	4
Trade accounts receivable, net	682	938
Other accounts and notes receivable, net	90	97
Deferred income taxes	349	270
Interest receivable	5	40
Trading-related receivables and deposits, net	2,346	3,047
Derivative trading instruments	3,197	4,068
Commodities owned	1,763	1,845
Inventories	167	215
Regulatory assets	136	193
Other	442	317
Current assets of continuing operations	10,530	11,954
Current assets of discontinued operations	58	62
Total current assets	10,588	12,016

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	331	353
Regulatory assets arising from pension and other
postretirement benefit obligations	373	356
Other regulatory assets	445	472
Nuclear decommissioning trusts	728	702
Investments	1,122	1,086
Sundry	840	789
Total investments and other assets	3,839	3,758

Property, plant and equipment:
Property, plant and equipment	19,980	18,916
Less accumulated depreciation and amortization	(5,930)	(5,741)
Property, plant and equipment, net	14,050	13,175
Total assets	$28,477	$28,949

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$627	$252
Accounts payable - trade	1,190	1,432
Accounts payable - other	128	155
Due to unconsolidated affiliate	60	--
Income taxes payable	28	9
Trading-related payables	2,531	3,211
Derivative trading instruments	2,243	2,304
Commodities sold with agreement to repurchase	407	537
Dividends and interest payable	143	145
Regulatory balancing accounts, net	555	332
Fixed-price contracts and other derivatives	53	87
Current portion of long-term debt	340	681
Other	1,157	1,197
Current liabilities of continuing operations	9,462	10,342
Current liabilities of discontinued operations	5	7
Total current liabilities	9,467	10,349

Long-term debt	4,219	4,525

Deferred credits and other liabilities:
Due to unconsolidated affiliate	102	162
Customer advances for construction	127	126
Pension and other postretirement benefit obligations, net of plan assets	620	609
Deferred income taxes	437	412
Deferred investment tax credits	64	67
Regulatory liabilities arising from removal obligations	2,382	2,330
Asset retirement obligations	1,204	1,128
Other regulatory liabilities	228	221
Fixed-price contracts and other derivatives	343	358
Deferred credits and other	940	961
Total deferred credits and other liabilities	6,447	6,374

Preferred stock of subsidiaries	179	179

Minority interests	176	11

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized;
264 million and 262 million shares outstanding at
June 30, 2007 and December 31, 2006, respectively; no par value)	3,325	3,245
Retained earnings	5,032	4,681
Deferred compensation	(23)	(25)
Accumulated other comprehensive income (loss)	(345)	(390)
Total shareholders' equity	7,989	7,511
Total liabilities and shareholders' equity	$28,477	$28,949

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$505	$628
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	2	(209)
Depreciation and amortization	340	328
Deferred income taxes and investment tax credits	(39)	(216)
Equity in income of unconsolidated subsidiaries	(55)	(6)
Other	(16)	82
Net changes in other working capital components	918	79
Changes in other assets	33	(2)
Changes in other liabilities	(10)	32
Net cash provided by continuing operations	1,678	716
Net cash provided by (used in) discontinued operations	(3)	76
Net cash provided by operating activities	1,675	792

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(889)	(893)
Proceeds from sale of assets from continuing operations	61	24
Expenditures for investments	(5)	(120)
Distributions from investments	--	104
Purchases of nuclear decommissioning and other trust assets	(341)	(398)
Proceeds from sales by nuclear decommissioning and other trusts	300	371
Dividends received from unconsolidated affiliates	4	3
Other	(9)	(5)
Net cash used in continuing operations	(879)	(914)
Net cash provided by discontinued operations	--	560
Net cash used in investing activities	(879)	(354)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(152)	(134)
Issuances of common stock	28	46
Repurchases of common stock	--	(12)
Increase (decrease) in short-term debt, net	374	(668)
Payments on long-term debt	(654)	(64)
Issuance of long-term debt	4	253
Financing transaction related to Sempra Financial	--	83
Other	7	8
Net cash used in continuing operations	(393)	(488)
Net cash provided by discontinued operations	--	2
Net cash used in financing activities	(393)	(486)

Increase (decrease) in cash and cash equivalents	403	(48)
Cash and cash equivalents, January 1	920	769
Cash assumed in connection with FIN 46(R) consolidation	29	--
Cash and cash equivalents, June 30	$1,352	$721

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30,
(Dollars in millions)	2007	2006
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$135	$176

Income tax payments, net of refunds	$191	$406

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
ACTIVITY
Increase (decrease) in accounts payable from investments in property, plant
and equipment	$60	$(70)

Fair value of stock received for services rendered	$32	$--

Fair value of stock received for sale of investments	$26	$--

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Principles of Consolidation

This Quarterly Report on Form 10-Q is that of Sempra Energy (the company), a California-based Fortune 500 holding company, its consolidated subsidiaries and a variable interest entity of which it is the primary beneficiary. Sempra Energy’s principal subsidiaries are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas) (collectively referred to as the Sempra Utilities) and Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses. The accompanying financial statements are the Condensed Consolidated Financial Statements of Sempra Energy and its consolidated subsidiaries and variable interest entity.

Basis of Presentation

The Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature. The presentation of the Condensed Consolidated Statement of Cash Flows for 2006, which reconciled Income from Continuing Operations to Net Cash Provided by Operating Activities, was revised to conform to the current year presentation.

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2006 (the Annual Report) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

The company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes, except for the adoption of new accounting standards as discussed in Note 2.

Other cost of sales includes primarily the cost of sales of Sempra Commodities, consisting primarily of transportation and storage costs.

Other operating expenses include operating and maintenance costs, and general and administrative costs, consisting primarily of personnel costs, purchased materials and services, and outside services.

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

SFAS 157 does not expand the application of fair value accounting to any new circumstances. The company applies recurring fair value measurements to certain assets and liabilities, primarily trading derivatives and certain trading inventories, nuclear decommissioning and other trusts, and other miscellaneous derivatives.

SFAS 157 nullified a portion of Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). Under EITF 02-3, the transaction price presumption prohibited recognition of a trading profit at inception of a derivative unless the positive fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs. For transactions that did not meet this criterion at inception, trading profits that had been deferred were recognized in the period that inputs to value the derivative became observable or when the contract performed. SFAS 157 nullified this portion of EITF 02-3. SFAS 157 also: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 8), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or block discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information. These assumptions include the risk inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.

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

Although this statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, early adoption may be elected if the reporting entity has not yet issued financial statements for the fiscal year, including interim period financial statements. The company elected to early-adopt SFAS 157 in the first quarter of 2007. As a result of the company's adoption of SFAS 157, the transition adjustment to beginning retained earnings was a gain of $12 million, net of income tax. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value. This additional disclosure is provided in Note 8.

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

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 which amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The company's implementation of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result, the company recognized a $2 million decrease in retained earnings. Including this adjustment, the company had unrecognized tax benefits of $110 million as of January 1, 2007. Of this amount, $99 million related to tax positions that, if recognized, would decrease the effective tax rate; however, $47 million related to tax positions that would increase the effective tax rate in subsequent years. There were no material changes to the company’s unrecognized tax benefit amounts as of June 30, 2007.

It is reasonably possible that the company’s unrecognized tax benefits could decrease by up to $18 million within the next 12 months due to the expiration of statutes of limitations on tax assessments and by up to $7 million due to the potential resolution of federal income tax refund claims with the Internal Revenue Service.

Effective January 1, 2007, the company’s policy is to recognize accrued interest and penalties on accrued tax balances as components of tax expense. Prior to the adoption of FIN 48, the company accrued interest expense and penalties as components of tax expense and interest income as a component of interest income.

As of January 1, 2007, the company had accrued a total of $11 million of interest expense and $2 million of penalties. There was no material change to these amounts as of June 30, 2007. Amounts accrued for interest expense and penalties associated with income taxes are included in income tax expense on the Statements of Consolidated Income and in various income tax balances on the Consolidated Balance Sheets.

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

EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11): EITF 06-11 requires that the tax benefit related to dividends paid on employee share-based payment awards classified as equity be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The company does not expect the effect of adopting EITF 06-11 to have a material impact on its financial position or results of operations.

NOTE 3. OTAY MESA ENERGY CENTER LLC

FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46(R)), requires an enterprise to consolidate a variable interest entity (VIE), as defined in FIN 46(R), if the company is the primary beneficiary of a VIE’s activities.

SDG&E has entered into a 10-year power purchase agreement with Otay Mesa Energy Center LLC (OMEC LLC) for power generated at the Otay Mesa Energy Center (OMEC), a 573-megawatt (MW) generating facility under construction in San Diego by OMEC LLC, which is expected to commence commercial operations in mid-2009. Under the terms of the agreement, SDG&E will purchase all of the power produced from the plant to serve its energy customers, and will supply natural gas to fuel the power plant. The agreement also provides SDG&E the option to purchase the plant at the end of the contract term in 2019, or upon earlier termination of the purchase power agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option, OMEC LLC has the right, under certain circumstances, to require SDG&E to purchase the plant at a predetermined price. As defined in FIN 46(R), OMEC LLC is a VIE, of which SDG&E is the primary beneficiary. In accordance with FIN 46(R), the company consolidated OMEC LLC beginning in the second quarter of 2007. The impact of the consolidation is negligible to the Condensed Consolidated Financial Statements of the company. OMEC LLC’s equity of $164 million is included in Minority Interests on the Consolidated Balance Sheet at June 30, 2007.

OMEC LLC has a project finance credit facility with third party lenders that provides for up to $377 million for the construction of the OMEC. The credit facility is structured as a construction loan, converting to a term loan upon commercial operation of the plant, and is secured by the assets of OMEC LLC. The loan matures in April 2019. Borrowings under the facility bear interest at rates varying with market rates. OMEC LLC had no outstanding borrowings under this facility at June 30, 2007. In addition, OMEC LLC has entered into interest-rate swap agreements to moderate its exposure to interest-rate changes on this facility.

NOTE 4. RECENT INVESTMENT ACTIVITY

Sempra Pipelines & Storage

Sempra Pipelines & Storage is currently expanding its existing pipelines in Baja California, Mexico, and adding a spur line to connect Sempra LNG’s Energía Costa Azul terminal to an existing Sempra Energy natural gas pipeline in Mexico with interconnection to the U.S. border. The estimated cost of this project is $200 million, of which $161 million has been expended through June 30, 2007. The expansion is expected to be completed in early 2008.

Liberty Gas Storage (Liberty), as currently permitted, is a 17 billion cubic feet (Bcf) salt cavern natural gas storage facility located in Calcasieu Parish, Louisiana.  The facility has been under construction by the company and its 25-percent partner Proliance Transportation and Storage, LLC.  The estimated project cost is approximately $200 million, of which $157 million has been expended through June 30, 2007.  Pipeline and compressor systems are currently in operation and can provide transportation services.

In 2006, the company acquired additional property with 11 Bcf of existing salt dome caverns and the capability to add significant additional capacity by mining new caverns. The newly purchased caverns would allow Liberty to be expended to over 28 Bcf of capacity.

The company has experienced construction problems with the smaller initial cavern which will delay storage injections. The company has begun constructing a second, larger cavern which is expected to be completed in the first quarter of 2008 with firm service starting during the spring injection season of April 2008. Given the capacity to develop new caverns, the company does not expect the completion issues related to the first cavern to affect its ability to ultimately provide more than 17 Bcf of storage to its customers.

Sempra LNG

Sempra LNG’s Energía Costa Azul LNG receipt terminal is currently under construction in Baja California, Mexico, and is expected to begin operations in early 2008. It is expected to cost approximately $900 million and will be capable of processing 1 Bcf of natural gas per day. Through June 30, 2007, Sempra LNG has made expenditures of $811 million related to the terminal and the proposed expansion project. The ultimate scope and timing of the expansion project will depend on the outcome of negotiations for supply and/or terminal service agreements. As discussed above, Sempra Pipelines & Storage is expanding its Baja California pipelines to connect Energía Costa Azul to existing natural gas pipelines.

Sempra LNG’s Cameron LNG receipt terminal is currently under construction in Hackberry, Louisiana. The estimated cost of this project is approximately $750 million, and construction is expected to be completed in late 2008. In January 2007, Sempra LNG received approval from the Federal Energy Regulatory Commission (FERC) for a possible expansion of the terminal’s production capacity to 2.65 Bcf per day of natural gas from 1.5 Bcf per day. Through June 30, 2007, Sempra LNG has made expenditures of $538 million related to the terminal and the proposed expansion project. The ultimate scope and timing of the expansion project will depend on the outcome of negotiations for supply and/or terminal service agreements.

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

NOTE 5. DISCONTINUED OPERATIONS

The company’s discontinued operations are discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. Information concerning discontinued operations for the three months and six months ended June 30, 2007 and 2006, respectively, is summarized below:

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	Bangor Gas and Frontier Energy	SEPCO	AEG	Consolidated state tax adjustment	Total

Three months ended June 30, 2007:

Operating revenues	$--	$--	$2	$--	$--	$--	$2

Income from operations, before
income taxes	$--	$--	$1	$--	$--	$--	$1
Income tax expense	--	3	1	--	--	--	4
	$--	$(3)	$--	$--	$--	$--	$(3)

Three months ended June 30, 2006:

Operating revenues	$3	$7	$3	$9	$--	$--	$22

Income from operations, before
income taxes	$1	$2	$--	$3	$2	$--	$8
Impairment loss	--	--	(59)	--	--	--	(59)
Income tax expense (benefit)	1	--	(24)	1	--	--	(22)
Consolidated state tax adjustment	--	--	--	--	--	(2)	(2)
	--	2	(35)	2	2	(2)	(31)

Gain on disposal, before income
taxes	349	--	--	--	--	--	349
Income tax expense (benefit)	122	(4)	--	--	--	--	118
Consolidated state tax adjustment	--	--	--	--	--	(12)	(12)
	227	4	--	--	--	(12)	219
	$227	$6	$(35)	$2	$2	$(14)	$188

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	Bangor Gas and Frontier Energy	SEPCO	AEG	Consolidated state tax adjustment	Total

Six months ended June 30, 2007:

Operating revenues	$--	$--	$7	$--	$--	$--	$7

Income from operations, before
income taxes	$--	$--	$2	$--	$--	$--	$2
Income tax expense	--	3	1	--	--	--	4
	$--	$(3)	$1	$--	$--	$--	$(2)

Six months ended June 30, 2006:

Operating revenues	$22	$35	$7	$17	$--	$--	$81

Income from operations, before
income taxes	$2	$6	$--	$6	$2	$--	$16
Impairment loss	--	--	(59)	--	--	--	(59)
Income tax expense (benefit)	1	2	(24)	2	--	--	(19)
Consolidated state tax adjustment	--	--	--	--	--	(2)	(2)
	1	4	(35)	4	2	(2)	(26)

Gain on disposal, before income
taxes	349	--	--	--	--	--	349
Income tax expense (benefit)	122	(20)	--	--	--	--	102
Consolidated state tax adjustment	--	--	--	--	--	(12)	(12)
	227	20	--	--	--	(12)	235
	$228	$24	$(35)	$4	$2	$(14)	$209

Current assets and liabilities of discontinued operations at June 30, 2007 and December 31, 2006 consist primarily of income tax balances related to Bangor Gas and Frontier Energy.

NOTE 6. OTHER FINANCIAL DATA

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

Available-for-Sale Securities

Sempra Commodities had $106 million and $55 million of available-for-sale securities included in Investments at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, the balance in Accumulated Other Comprehensive Income (Loss) related to these securities was $36 million net of income tax, comprised entirely of unrealized gains. At December 31, 2006, the balance in Accumulated Other Comprehensive Income (Loss) related to these securities was $18 million net of income tax, comprised of $19 million of unrealized gains and $1 million of unrealized losses.

Sempra Commodities recorded a negligible amount and $5 million in purchases of available-for-sale securities for the three months and six months ended June 30, 2007, respectively. Sempra Commodities sold available-for-sale securities with a cost basis of $8 million and $11 million, yielding proceeds of $17 million and $25 million for the three months and six months ended June 30, 2007, respectively. The cost basis of the sales was determined by the specific identification method and pretax gains of $9 million and $14 million were realized as a result of the sales for the three months and six months ended June 30, 2007, respectively.

Sempra Commodities recorded $9 million and $15 million in purchases of available-for-sale securities for the three months and six months ended June 30, 2006, respectively. There was a negligible amount of available-for-sale securities sales activity for the three months and six months ended June 30, 2006.

There were no securities in an unrealized loss position at June 30, 2007.

Trading Securities

Sempra Commodities had securities of $15 million and $13 million classified as trading securities at June 30, 2007 and December 31, 2006, respectively.

In the three months and six months ended June 30, 2007, Sempra Commodities recorded $9 million of pretax gains related to trading securities, including a pretax gain of $6 million resulting from sales, an unrealized pretax gain of $7 million from the transfer of available-for-sale securities to trading securities, and an unrealized pretax loss of $4 million related to trading securities held at June 30, 2007.

In the three months ended June 30, 2006, Sempra Commodities recorded $5 million of pretax gains related to trading securities, including a pretax gain of $7 million resulting from sales and an unrealized pretax loss of $2 million related to trading securities held at June 30, 2006.

In the six months ended June 30, 2006, Sempra Commodities recorded $16 million of pretax gains related to trading securities, including a pretax gain of $16 million resulting from sales, an unrealized pretax gain of $1 million from the transfer of available-for-sale securities to trading securities, and an unrealized pretax loss of $1 million related to trading securities held at June 30, 2006.

Goodwill

The carrying amount of goodwill included in Sundry Assets on the Consolidated Balance Sheets was $170 million as of June 30, 2007 and December 31, 2006.

Asset Retirement Obligations

The company’s asset retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, are discussed in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Following are the changes in asset retirement obligations for the six months ended June 30, 2007 and 2006:

(Dollars in millions)	2007	2006
Balance as of January 1*	$1,163	$977
Accretion expense	39	32
Payments	(11)	(6)
Liabilities incurred	1	--
Revision to estimated cash flows**	44	--
Balance as of June 30*	$1,236	$1,003

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

**  The revision is due to an increase in the present value of estimated liabilities for the San Onofre Nuclear Generating Station (SONGS) decommissioning costs.

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs for the three months and six months ended June 30:

	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$17	$18	$7	$7
Interest cost	41	39	14	13
Expected return on assets	(39)	(38)	(11)	(10)
Amortization of:
Prior service cost	--	3	(1)	(1)
Actuarial loss	3	3	2	1
Curtailment *	5	--	--	--
Special termination *	1	--	--	--
Regulatory adjustment	(7)	(12)	1	1
Total net periodic benefit cost	$21	$13	$12	$11

	Pension Benefits		Other Postretirement Benefits
	Six months ended June 30,		Six months ended June 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$39	$36	$14	$13
Interest cost	82	78	28	25
Expected return on assets	(79)	(75)	(22)	(20)
Amortization of:
Prior service cost	2	5	(2)	(2)
Actuarial loss	5	6	4	3
Curtailment *	5	--	--	--
Special termination *	1	--	--	--
Regulatory adjustment	(23)	(28)	3	2
Total net periodic benefit cost	$32	$22	$25	$21

* These charges reflect the expected accelerated vesting and exit from the company's pension plans related to Sempra Commodities employees as a result of the transaction discussed in Note 11.

The company expects to contribute $61 million to its pension plans and $49 million to its other postretirement benefit plans in 2007. For the six months ended June 30, 2007, the company made contributions of $15 million and $24 million to the pension plans and other postretirement benefit plans, respectively, including $8 million and $12 million, respectively, for the three months ended June 30, 2007.

Earnings per Share (EPS)

Diluted EPS for the three months ended June 30, 2007 and 2006 reflects the inclusion of 4,765,000 and 4,592,000 additional shares, respectively, in the weighted average shares outstanding for the dilutive effect of stock options and restricted stock awards. Diluted EPS for the six months ended June 30, 2007 and 2006 reflects the inclusion of 4,688,000 and 4,808,000 additional shares, respectively, in the weighted average shares outstanding for the dilutive effect of stock options and restricted stock awards.

The dilution from common stock options is based on the treasury stock method, whereby the proceeds from the exercise price and unearned compensation as defined by SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), are assumed to be used to repurchase shares on the open market at the average market price for the period. The calculation excludes options for which the exercise price was greater than the average market price for common stock during the period. The company had 734,105 and 826,426 stock options that were outstanding during the three months ended June 30, 2007 and 2006, respectively, and 711,847 and 804,386 stock options that were outstanding during the six months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted EPS for these periods because the effect of including these awards would be antidilutive, due to the inclusion of unearned compensation in the assumed proceeds.

The dilution from unvested restricted stock awards is based on the treasury stock method, whereby assumed proceeds equivalent to the unearned compensation as defined by SFAS 123(R) related to the awards are assumed to be used to repurchase shares on the open market at the average market price for the period. The company had 302 and 151 restricted shares that were outstanding during the three months and six months ended June 30, 2007, respectively, but were not included in the computation of diluted EPS for these periods because the effect of including these shares would be antidilutive. There were no antidilutive restricted shares for the three months and the six months ended June 30, 2006.

Share-Based Compensation

Total share-based compensation expense, net of income tax, was $14 million and $19 million in the six months ended June 30, 2007 and 2006, respectively. Pursuant to the company's share-based compensation plans, 760,700 non-qualified stock options, 803,706 shares of restricted stock and 5,400 restricted stock units were granted during the six months ended June 30, 2007.

Capitalized Interest

The company recorded $25 million and $46 million of capitalized interest for the three months and six months ended June 30, 2007, respectively, including the debt-related portion of allowance for funds used during construction. The company recorded $9 million and $23 million of capitalized interest for the three months and six months ended June 30, 2006, respectively, including the debt-related portion of allowance for funds used during construction.

Other Income (Expense), Net

Other Income (Expense), Net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Equity in losses of unconsolidated subsidiaries	$(6)	$(14)	$(12)	$(18)
Allowance for equity funds used during construction	4	3	10	7
Regulatory interest, net	(7)	6	(12)	3
Sundry, net*	54	--	70	7
Total	$45	$(5)	$56	$(1)

* Includes gain related to interest rate swap as discussed in Note 7.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Net income	$277	$373	$505	$628
Foreign currency adjustments	13	(13)	7	(25)
Financial instruments*	8	(2)	7	19
Available-for-sale securities**	13	(1)	18	--
Net actuarial gain ***	15	--	15	--
Prior service cost ****	2	--	2	--
Comprehensive income	$328	$357	$554	$622

* Net of income tax expense (benefit) of $8 million and $(4) million for the three months ended June 30, 2007 and 2006, respectively, and $7 million for both the six months ended June 30, 2007 and 2006.

** Net of income tax expense (benefit) of $7 million and $(1) million for the three months ended June 30, 2007 and 2006, respectively, and $11 million for the six months ended June 30, 2007.
*** Net of income tax expense of $10 million for both the three months and six months ended June 30, 2007.
**** Net of income tax expense of $2 million for both the three months and six months ended June 30, 2007.

NOTE 7. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

At June 30, 2007, the company had available $5.8 billion in unused, committed lines of credit to provide liquidity and support commercial paper (the major components of which are detailed below). As of June 30, 2007, $5 million of the lines supported variable-rate debt.

Sempra Global has a $2.5 billion five-year syndicated revolving credit facility expiring in 2010 and a $750 million three-year syndicated revolving credit facility expiring in 2008. The five-year and three-year credit facilities include provisions for the issuance of up to $400 million and $500 million, respectively, of letters of credit on behalf of Sempra Global. At June 30, 2007, Sempra Global had letters of credit of $43 million outstanding under the five-year facility and no outstanding borrowings under either facility. The facilities provide support for $496 million of commercial paper outstanding at June 30, 2007.

Sempra Commodities has a five-year syndicated revolving credit facility expiring in 2010 that provides for up to $1.72 billion of extensions of credit (consisting of borrowings, letters of credit and other credit support accommodations) to Sempra Commodities and certain of its affiliates. Letters of credit of $542 million were outstanding under the facility at June 30, 2007. At June 30, 2007, Sempra Commodities had no outstanding borrowings under this facility.

Sempra Commodities also has a $500 million three-year credit facility expiring in 2009 that provides for extensions of credit (consisting of borrowings and the issuance of letters of credit and bank guarantees) to Sempra Commodities. Letters of credit of $343 million were outstanding under this facility at June 30, 2007. At June 30, 2007, Sempra Commodities had no outstanding borrowings under this facility.

Sempra LNG has a $1.25 billion five-year syndicated revolving credit facility expiring in 2009. The facility includes provisions for the issuance of letters of credit on behalf of Sempra LNG up to $200 million outstanding at any one time. Sempra LNG had $85 million of outstanding letters of credit under this facility at June 30, 2007. At June 30, 2007, Sempra LNG had no outstanding borrowings under this facility.

The Sempra Utilities have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At June 30, 2007, the Sempra Utilities had no outstanding borrowings under this facility. The facility provides support for $30 million of commercial paper outstanding at SDG&E at June 30, 2007.

Sempra Energy, ConocoPhillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25-percent, 24-percent and 51-percent ownership interests, respectively, in Rockies Express Pipeline LLC (Rockies Express) which is constructing a natural gas pipeline to link natural gas producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. Rockies Express has entered into a $2 billion five-year credit facility expiring in 2011 that provides for revolving extensions of credit that are guaranteed severally by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages. Rockies Express had no outstanding borrowings under this facility at June 30, 2007. This facility supports the Rockies Express commercial paper program, of which 25 percent is also guaranteed by Sempra Energy. The commercial paper program had $1.35 billion of outstanding borrowings at June 30, 2007, of which $338 million is guaranteed by Sempra Energy. The fair value of these guarantees is negligible.

Additional information concerning these credit facilities is provided in the Annual Report.

Uncommitted Lines of Credit

Under uncommitted facilities, lenders provide credit on a discretionary basis. Terms are generally consistent with existing committed credit facilities. At June 30, 2007, Sempra Commodities had $1.49 billion in various uncommitted lines of credit. Of the $1.49 billion at June 30, 2007, $945 million of the lines are fully guaranteed by Sempra Energy, and bear interest at rates varying with market rates. The remaining $550 million line is secured by certain assets at Sempra Commodities and guaranteed by Sempra Energy up to 20 percent, subject to additional amounts based on the recoverability of Sempra Commodities' collateral. At June 30, 2007, Sempra Commodities had $202 million of letters of credit outstanding supported by these lines. In addition, it had $75 million of short-term borrowings outstanding against these lines at June 30, 2007.

Other Short-term Debt

In addition to the lines of credit and commercial paper, Sempra Commodities had $26 million of other short-term debt outstanding at June 30, 2007.

Weighted Average Interest Rate

The company's weighted average interest rate on the total short-term debt outstanding was 5.60 percent at June 30, 2007.

Current Portion of Long-term Debt

The company expects to call its $300 million variable rate notes due May 21, 2008 for redemption on August 21, 2007.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing.

Fair value hedges

During 2004, to balance its mix of fixed and floating-rate debt, Sempra Energy entered into interest-rate swaps that effectively exchanged the fixed rate on $300 million of its $500 million 7.95 percent notes maturing in 2010 for a floating rate. The swaps expire in 2010. During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375 percent first mortgage bonds maturing in 2011 for a floating rate. The swap expires in 2011. At June 30, 2007 and 2006, market value adjustments since inception of the hedge of $9 million and $13 million, respectively, were recorded as an increase primarily in Fixed-price Contracts and Other Derivatives (in noncurrent liabilities) and an offsetting decrease in Long-term Debt without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on these swaps.

Cash flow hedges

In the third quarter of 2005, the company entered into derivative transactions to hedge future interest payments associated with forecasted borrowings of $450 million for facilities related to Sempra LNG's Energía Costa Azul project. The swaps expire in 2027. The fair value of these swaps at June 30, 2007 and December 31, 2006 was $30 million and $12 million, respectively. As of June 30, 2007, the company revised its borrowing plans in anticipation of net cash proceeds to be received later in 2007 in connection with the transaction discussed in Note 11. Accordingly, as of June 30, 2007, the company reclassified the cash flow hedge gain of $30 million pretax from Accumulated Other Comprehensive Income (Loss) into Other Income (Expense), Net in the Statements of Consolidated Income. In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing from 2034 through 2039 for fixed rates. The swaps expire in 2009. The fair value of these swaps at both June 30, 2007 and December 31, 2006 was $3 million. For the six months ended June 30, 2007 and 2006, pretax income arising from the ineffective portion of interest-rate cash flow hedges was a negligible amount and $2 million, respectively, and was recorded in Other Income (Expense), Net on the Statements of Consolidated Income. The net effects of interest-rate cash flow hedges on other comprehensive income for the three months and six months ended June 30, 2007 were losses of $10 million and $9 million, respectively, including the reclassification discussed above. The net effects of interest-rate cash flow hedges on other comprehensive income for the three months and six months ended

June 30, 2006 were gains of $7 million and $17 million, respectively. The balances in Accumulated Other Comprehensive Income (Loss) at June 30, 2007 and December 31, 2006 related to interest-rate cash flow hedges were a negligible amount and a gain of $9 million, respectively.

NOTE 8. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. The company's fair value interest-rate swaps are discussed in Note 7.

Commodity Fair Value Hedges

For commodity derivative instruments designated as fair value hedges, the company recognized net pretax unrealized gains (losses) of $79 million and $(61) million for the six months ended June 30, 2007 and 2006, respectively, which represent portions of gains or losses on hedging instruments determined to be ineffective. These amounts include gains (losses) of $33 million and $(110) million for the six months ended June 30, 2007 and 2006, respectively, which represent time value of money which is excluded for hedge assessment purposes. For commodity derivative instruments designated as fair value hedges, the company recognized net pretax unrealized gains of $52 million and a negligible amount for the three months ended June 30, 2007 and 2006, respectively, which represent portions of gains or losses on hedging instruments determined to be ineffective. These amounts include gains (losses) of $35 million and $(19) million for the three months ended June 30, 2007 and 2006, respectively, which represent time value of money which is excluded for hedge assessment purposes. The ineffectiveness gains and losses relate to hedges of commodity inventory and are included in Operating Revenues from Sempra Global and Parent on the Statements of Consolidated Income.

Cash Flow Hedges

Interest-Rate Swaps

The company's interest-rate swaps to hedge cash flows are discussed in Note 7.

Other Cash Flow Hedges

For other derivative instruments designated as cash flow hedges, the company recognized net unrealized pretax gains of $1 million for both the three months and six months ended June 30, 2007, which represent portions of gains on hedging instruments determined to be ineffective. For other derivative instruments designated as cash flow hedges, the company recognized net unrealized pretax gains of $24 million and $14 million for the three months and six months ended June 30, 2006, respectively, which represent portions of gains on hedging instruments determined to be ineffective. The ineffectiveness amounts relate to the potential phase-out of synthetic fuels income tax credits, as well as hedges of natural gas purchases and sales related to transportation and storage capacity arrangements.

The balances in Accumulated Other Comprehensive Income (Loss) at June 30, 2007 and December 31, 2006 related to all cash flow hedges were losses of $43 million and $50 million, respectively, net of income tax. The company expects that $39 million, which is net of income tax benefit, that is currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. However, in connection with the consummation of the transaction discussed in Note 11, a portion of the remaining cash flow hedge balance may be recognized at that time.

Sempra Commodities

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities,

are as follows:

	June 30,	December 31,
(Dollars in millions)	2007	2006
TRADING ASSETS

Trading-related receivables and deposits, net:
Due from trading counterparties	$2,048	$2,610
Due from commodity clearing organizations and clearing brokers	298	437
	2,346	3,047
Derivative trading instruments:
Unrealized gains on swaps and forwards	1,804	2,389
OTC (over-the-counter) commodity options purchased	1,393	1,679
	3,197	4,068

Commodities owned	1,763	1,845
Total trading assets	$7,306	$8,960

TRADING LIABILITIES

Trading-related payables	$2,531	$3,211

Derivative trading instruments sold, not yet purchased:
Unrealized losses on swaps and forwards	1,747	1,670
OTC commodity options written	496	634
	2,243	2,304

Commodities sold with agreement to repurchase	407	537
Total trading liabilities	$5,181	$6,052

The average fair values during the three months ended June 30, 2007 for trading assets and liabilities were approximately $7.2 billion and $5.3 billion, respectively. For the three months ended June 30, 2006, the amounts were $8.9 billion and $6.5 billion, respectively. The average fair values during the six months ended June 30, 2007 for trading assets and liabilities were approximately $8.1 billion and $5.6 billion, respectively. For the six months ended June 30, 2006, the amounts were $9.5 billion and $7.0 billion, respectively.

Sempra Commodities' credit risk from physical and financial instruments as of June 30, 2007 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with its retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $1.4 billion and $1.9 billion at June 30, 2007 and December 31, 2006, respectively.

	June 30,	December 31,
(Dollars in millions)	2007	2006
Counterparty credit quality*
Commodity exchanges	$298	$437
AAA	7	19
AA	315	262
A	486	654
BBB	676	1,032
Below investment grade or not rated	855	1,011
Total	$2,637	$3,415

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

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of June 30, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets:
Trading derivatives	$562	$2,698	$499	$3,759
Commodity trading inventories	--	1,645	--	1,645
Other derivatives	29	52	--	81
Nuclear decommissioning trusts	575	145	--	720
Other	439	--	--	439
Total	$1,605	$4,540	$499	$6,644

Liabilities:
Trading derivatives	$--	$2,349	$28	$2,377
Other derivatives	1	20	--	21
Total	$1	$2,369	$28	$2,398

Trading derivatives in the Recurring Fair Value Measures table above include OTC unrealized values related to swaps, forwards and options, as well as open listed exchange transactions. However, exchange transactions, which are cash settled during the life of the transaction, are classified as part of Trading-related Receivables and Deposits, Net on the Consolidated Balance Sheets. The following table provides a reconciliation of these balances as of June 30, 2007.

	As of June 30, 2007
(Dollars in millions)	Assets	Liabilities
Derivative trading instruments:
Per Consolidated Balance Sheets	$3,197	$2,243
Unrealized revenues for exchange contracts	562	134
Per Recurring Fair Value Measures Table	$3,759	$2,377

The Recurring Fair Value Measures table above does not include certain commodity trading inventories which are carried on a lower-of-cost-or-market basis. The table does include a portion of commodity trading inventories for which fair value hedge accounting is applied.

(Dollars in millions)	As of June 30, 2007
Commodities owned:
Per Consolidated Balance Sheets	$1,763
Less: Commodities owned, recorded at lower-of-cost-or-market	(118)
Per Recurring Fair Value Measures Table	$1,645

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

(Dollars in millions)	Six months ended June 30, 2007
Balance as of January 1, 2007	$519
Realized and unrealized gains (losses)	(156)
Purchases, issuances and settlements	108
Transfers in and/or out of level 3	--
Balance as of June 30, 2007	$471

Change in unrealized gains (losses) relating to
instruments still held as of June 30, 2007	$77

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

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a nonrecurring basis as of June 30, 2007. The fair value measures classified as level 3 are calculated based on discounted expected future cash flows.

Nonrecurring Fair Value Measures	At fair value as of June 30, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
OMEC*	$--	$8	$155	$163
Equity method investment**	--	--	32	32
	$--	$8	$187	$195

Liabilities:
OMEC*	$--	$--	$28	$28
Asset retirement obligations***	--	--	45	45
Total	$--	$--	$73	$73

 * Consolidation of OMEC LLC as discussed in Note 3.

  ** Stock received from equity method investment in exchange for services rendered.

*** Update to SONGS decommissioning and other costs as discussed in Note 6.

NOTE 9. SEMPRA UTILITIES' REGULATORY MATTERS

Power Procurement and Resource Planning

Otay Mesa Energy Center

In October 2006, SDG&E, Calpine Corporation (Calpine), OMEC LLC, a wholly owned subsidiary of Calpine, and other Calpine affiliates, entered into an agreement, approved in September 2006 by the California Public Utilities Commission (CPUC), for SDG&E to purchase all of the power produced from OMEC, a 573-MW generating facility to be constructed by OMEC LLC in the Otay Mesa area of SDG&E's service territory, with SDG&E supplying all of the natural gas to fuel the power plant. The agreement provides SDG&E the option to purchase the plant at the end of the contract term in 2019, or upon earlier termination of the purchase power agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option, OMEC LLC has the right, under certain circumstances, to require SDG&E to purchase the plant at a predetermined price. The CPUC also approved an additional financial return to SDG&E to compensate it for the effect on its financial ratios from the requirement to consolidate OMEC LLC in accordance with FIN 46(R), as discussed in Note 3. Remaining conditions precedent in the agreement were favorably resolved in the second quarter of 2007. OMEC is expected to be in commercial operation by mid-2009, and annual capacity payments by SDG&E are estimated to be $70 million.

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

During 2006, SDG&E reached several milestones, including the California Independent System Operator's (ISO) Board of Governors finding the project necessary to meet the demand for electricity in the region, the CPUC's Energy Division deeming the application complete and the company sponsoring public participation hearings on the project. The company submitted supplemental filings on July 20 and 25, 2007, with updated information. The ALJ is expected to rule shortly on a schedule for completion of the Phase I hearings.

Phase II of the hearings is expected to address environmental issues associated with the project, including alternative route proposals. Prior to Phase II, the CPUC is expected to issue a draft Environmental Impact Report (EIR) and Environmental Impact Study (EIS) for public comment and hold additional public participation hearings. This report, originally scheduled to be issued in August 2007, is now expected in January 2008. A final EIR/EIS is now scheduled to be issued by June 2008.

Given this revised timeline, the Sunrise Powerlink transmission line, if approved by the CPUC, will not be operational by the mid-2010 target date estimated in the company's original filing.

Renewable Energy

California Senate Bill 107 (SB 107), enacted in September 2006, requires California's investor-owned utilities (IOUs), including SDG&E, to achieve a 20-percent renewable energy portfolio by 2010.

SDG&E presently has executed renewable energy contracts to supply approximately 13 percent of its projected retail demand by the end of 2010, however, the deliverability of a substantial portion of these supplies is dependent upon SDG&E's proposed Sunrise Powerlink transmission line being approved and operational.

As a result of the revised Sunrise Powerlink EIR/EIS timeline, as discussed above, the Sunrise Powerlink transmission line, if approved, will not be in operation by mid-2010. In addition to the availability of adequate transmission infrastructure, SDG&E's ability to meet the requirements of SB 107 are highly dependent upon many other factors, including timely governmental approvals of contracted renewable energy projects, the renewable project developers' ability to obtain project financing, and successful development and implementation of the renewable energy technologies.

Consequently, SDG&E believes it is unlikely that it will be able to deliver 20 percent of its projected retail demand from renewable energy sources by the end of 2010. Subject to flexible compliance measures to be implemented by the CPUC as required by SB 107, SDG&E's failure to attain the 20-percent goal in 2010, or in any subsequent year, could subject it to a CPUC-imposed penalty of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year. SDG&E cannot determine if it will be subject to a penalty and believes the conditions under which any penalty would be applied would be subject to the flexible compliance measures and the CPUC's review of the circumstances for under-delivery.

Greenhouse Gas Regulation

Additional legislation was enacted in 2006, including Assembly Bill 32 and Senate Bill 1368 (SB 1368), mandating cuts in greenhouse gas emissions, which could affect costs and growth at the Sempra Utilities and at Sempra Generation's power plants. Any cost impact at the Sempra Utilities is expected to be recoverable through rates. The CPUC's adoption of an interim Greenhouse Gas Emissions Performance Standard in January 2007 implements SB 1368 by prohibiting IOUs from entering into new, or renewing existing, long-term (five years or longer) contracts for electricity from base-loaded sources that emit more carbon dioxide than a modern natural gas plant (1,100 pounds of carbon dioxide per MW-hour).

Long-term Procurement Plan

SDG&E filed its long-term procurement plan (LTPP) with the CPUC in December 2006, including a ten-year energy resource plan that details its expected portfolio of energy resources over the planning horizon of 2007 - 2016. The LTPP incorporates the renewable energy and greenhouse gas emissions performance standards established by the CPUC and by SB 107 and SB 1368. SDG&E's LTPP identifies, among other details, the need for additional generation resources beginning in 2010, including a baseload plant in 2012. The LTPP also indicates that SDG&E has an option to acquire in 2011, at net book value on the date of acquisition, the El Dorado power plant, a 480-MW generating facility owned by Sempra Generation. A CPUC decision on the LTPP is expected to be issued by the end of 2007.

Electric Transmission Formula Rate

On May 18, 2007, the FERC authorized an increase of 9.5 percent for SDG&E's annual electric transmission revenues effective July 1, 2007. This equates to an estimated annualized revenue increase in 2008 of $18 million in excess of the prior authorized amount. SDG&E will recover its annual transmission cost of service at a return on equity (ROE) of 11.35 percent, an increase from the current authorized ROE of 11.25 percent, and renew SDG&E's annual transmission formula rate, with only slight modifications from the current formula, for six years from July 1, 2007 through August 31, 2013.

General Rate Case

In April 2007, SoCalGas and SDG&E each filed an amendment to their original 2008 General Rate Case applications (2008 GRC) as filed in December 2006 with the CPUC. The 2008 GRC applications, as amended, establish the authorized margin requirements and the ratemaking mechanisms by which those margin requirements would change annually effective in 2008 through 2013 (2008 GRC rate period). The amended 2008 GRC requests represent increases in SoCalGas’ and SDG&E’s annual authorized margin of $133 million and $230 million, respectively, as compared to 2007 authorized margins. As part of the General Rate Case process, applications are subject to review and testimony by various groups representing the interests of ratepayers and other constituents. In early July 2007, the CPUC’s Division of Ratepayer Advocates (DRA) submitted testimony to the CPUC proposing, among other things, reductions to SoCalGas’ and SDG&E’s requested margin requirements by $201 million and $145 million, respectively. In addition, the DRA proposed a 5-year term as the applicable 2008 GRC rate period as compared to the 6-year term proposed by the Sempra Utilities. Testimony submitted to the CPUC by certain other advocacy groups proposes, among other things, additional reductions in the requested margin requirements beyond those proposed by the DRA.

On July 20, 2007, both SoCalGas and SDG&E submitted rebuttal testimony to the CPUC responding to the DRA's and other advocacy groups’ testimonies. Public hearings on the 2008 GRCs are now scheduled to be held in early August 2007 and are expected to last up to three weeks. A final decision is expected early in 2008, with an effective date retroactive to January 1, 2008.

Cost of Capital Proceeding

SDG&E filed an application with the CPUC in May 2007 seeking to update its cost of capital, authorized ROE and debt/equity ratios. SDG&E is requesting, among other things, an 11.60 percent ROE (compared to its current ROE of 10.70 percent), to be effective in 2008. SDG&E also seeks to maintain its current capital structure of 49 percent common equity, 5.75 percent preferred stock and 45.25 percent debt. Evidentiary hearings are scheduled to begin in August 2007, with a final CPUC decision expected by the end of 2007.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR), demand-side management and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received.

In May 2007, the CPUC approved SDG&E's Gas PBR Year 13 activities and the resulting $2 million shareholder award, recognized in earnings in the second quarter of 2007. In July 2007, SDG&E received approval of its 2006 Operational PBR shareholder award of $9 million, which will be included in the company's earnings in the third quarter of 2007.

In 2006, the DRA recommended approval of SoCalGas' GCIM Year 12 application requesting a shareholder award of $10 million. A final CPUC decision is expected in the third quarter of 2007. SoCalGas filed its GCIM Year 13 application on June 15, 2007, seeking a $9 million shareholder reward. A final CPUC decision is expected in the latter part of 2008. In July 2007, SoCalGas received approval of its 2006 Operational PBR shareholder award of $1 million, which will be included in the company's earnings in the third quarter of 2007.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At June 30, 2007, the company's reserves for litigation matters were $623 million, of which $523 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

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

To settle the California and Nevada litigation, the company agreed to make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation. The Los Angeles City Council had not previously voted to approve the City of Los Angeles' participation in the January 2006 California settlement. On March 26, 2007, Sempra Energy and the Sempra Utilities entered into a separate settlement agreement with the City of Los Angeles resolving all of its claims in the Continental Forge litigation in return for the payment of $8.5 million on April 25, 2007. This payment was made in lieu of the $12 million payable in eight annual installments that the City of Los Angeles was to receive as part of the January 2006 California settlement.

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

The arbitration panel issued its decision in April 2006. It declined to rescind the contract and ruled against the DWR on its most significant claims, but did rule in favor of the DWR on certain contractual issues. Sempra Generation recorded an additional $25 million pretax charge in the first quarter of 2006 in addition to its existing reserve of $48 million. The arbitration panel's ruling is final and binding upon both the DWR and Sempra Generation with respect to the issues that were the subject of the arbitration. The $73 million was paid in the second quarter of 2006.

In February 2006, the DWR commenced additional arbitration against Sempra Generation relating to the manner in which Sempra Generation schedules its Mexicali plant. The DWR seeks $100 million in damages and an order terminating the contract. On July 17, 2007, the arbitration panel issued an order finding that the claims asserted by the DWR in the arbitration were subject to the FERC's exclusive jurisdiction, and staying the matter until any proceedings filed by the DWR at the FERC are final.

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

The California Energy Oversight Board, the CPUC and others filed petitions appealing 2003 FERC orders upholding the DWR's contracts with Sempra Generation and other power suppliers under the Mobile-

Sierra doctrine's "public interest" standard of review. In December 2006, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) granted the appeals and remanded the cases back to the FERC for additional proceedings consistent with the court's rulings. In particular, the court instructed the FERC to reconsider the appropriate standard to apply in its review of the contracts, and consider applying a more rigorous review upon remand. In May 2007, Sempra Generation and other power suppliers petitioned the United States Supreme Court to review the Ninth Circuit Court of Appeals' decision.

Other Natural Gas Cases

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

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 state antitrust actions that have been coordinated in San Diego Superior Court against Sempra Energy, the Sempra Utilities and Sempra Commodities and other, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. On July 11, 2007, the Superior Court stayed both the entire proceeding against all defendants on federal preemption and filed rate grounds pending the Ninth Circuit Court of Appeals' decision in the Sierra Pacific case described above and the portion of the proceeding involving all but four of the 13 individual plaintiffs who brought actions against the company because they are class members in the Continental Forge settlement class described above.

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

SDG&E has been awarded $159 million through June 30, 2007, in settlement of certain claims against electricity suppliers related to the 2000 - 2001 California energy crisis. The net proceeds of these settlements are for the benefit of ratepayers and for the payment of third party fees associated with the recovery of these claims. Of that amount, all monies have been received by SDG&E except for $12 million related to settlements which have been approved by the FERC and are pending disbursement of funds in the third quarter of 2007.

In a separate complaint filed with the FERC in 2002, the California Attorney General challenged the FERC's authority to establish a market-based rate regime, and further contended that, even if such a regime were valid, electricity sellers had failed to comply with the FERC's quarterly reporting requirements. The Attorney General requested that the FERC order refunds from suppliers. The FERC dismissed the complaint and instead ordered sellers to restate their reports. After an appeal by the California Attorney General, the Ninth Circuit Court of Appeals upheld the FERC's authority to establish a market-based rate regime, but ordered remand of the case to the FERC for further proceedings, stating that failure to file transaction-specific quarterly reports gave the FERC authority to order refunds with respect to jurisdictional sellers. In December 2006, a group of sellers petitioned the United States Supreme Court to review the Ninth Circuit Court of Appeals' decision. In June 2007, the Supreme Court declined further review of the Ninth Circuit Court of Appeals' order. On remand, it is possible that the FERC could order refunds or disgorgement of profits for periods in addition to those covered by its prior refund orders and substantially increase the refunds that ultimately may be required to be paid by Sempra Commodities and other power suppliers.

At June 30, 2007, Sempra Commodities is owed approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the FERC refund case. The company believes adequate reserves have been recorded.

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

In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. The plaintiffs have appealed the court's ruling. The matter has been fully briefed at the Ninth Circuit Court of Appeals, but oral argument has not been scheduled.

Argentine Investments

On July 19, 2007, the tribunal officially closed arbitration proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of Sempra Pipelines & Storage's investments that has resulted from Argentine governmental actions. A ruling is due within 120 days, subject to a 60-day extension. Additional information regarding this investment is provided in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

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

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.6 million in SDG&E's case).

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

NOTE 11. SUBSEQUENT EVENT

On July 9, 2007, the company and The Royal Bank of Scotland plc (RBS) entered into an agreement to form a partnership, RBS Sempra Commodities LLP (RBS Sempra Commodities), to purchase and operate Sempra Energy’s commodity-marketing businesses, which generally comprise the Sempra Commodities segment.

RBS Sempra Commodities will be formed as a United Kingdom limited liability partnership in which Sempra Energy and RBS will make initial equity investments of $1.3 billion and $1.355 billion, respectively. The partnership concurrently will purchase Sempra Energy’s commodity-marketing subsidiaries at a price (after deducting certain expenses to be paid by Sempra Energy in terminating pre-existing contractual arrangements) equal to their book value computed on the basis of international financial reporting standards (IFRS). RBS will provide any additional funding required for the ongoing operating expenses of the partnership’s businesses. RBS will also provide all growth capital, credit and liquidity for the partnership, replacing the trading guarantees and credit support currently maintained for these businesses by the company.

Sempra Energy and RBS intend that RBS Sempra Commodities will distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership. Subject to certain limited exceptions, partnership pretax income, calculated in accordance with IFRS, will be allocated as follows:

•

Sempra Energy will receive a preferred 15-percent return on its adjusted equity capital (initially, $1.3 billion);

•

RBS will receive a preferred 15-percent return on any capital in excess of capital attributable to Sempra Energy that is required by the U.K. Financial Services Authority (the FSA) to be maintained by RBS in respect of the operations of the partnership;

•

Sempra Energy will receive 70 percent of the next $500 million in pretax income, with RBS receiving the remaining 30 percent; and

•

Sempra Energy will receive 30 percent, and RBS 70 percent, of any remaining pretax income.

Any losses of the partnership would be shared equally between Sempra Energy and RBS.

RBS Sempra Commodities will initially be governed by a board of seven directors, three appointed by Sempra Energy and four by RBS. The consent of Sempra Energy will be required before the partnership may take certain significant actions, including materially changing the scope of the partnership’s businesses, issuing credit support outside the ordinary course, incurring certain types of indebtedness and entering into agreements of significant size or duration.

The closing is expected to occur prior to the end of 2007, and either RBS or Sempra Energy may unilaterally terminate the agreement if the closing does not occur by June 30, 2008. The closing is subject to customary closing conditions and the approval of regulatory authorities including the FSA, the U.S. Federal Reserve Board and the FERC. Sempra Energy will indemnify the partnership for liabilities in respect of certain litigation and taxes relating to the businesses to be purchased by the partnership.

After closing the transaction, the company will account for its investment in the partnership under the equity method, and the company's share of partnership earnings will be reported in the Sempra Commodities segment. The company's initial investment in the partnership will be $1.3 billion. The company will not be required to invest additional capital in the partnership beyond its initial capital investment of $1.3 billion although, in limited cases, earnings allocable to the company may be retained by the partnership to replenish capital depleted through losses. However, the company will be permitted to provide additional capital of up to $200 million to the partnership, and RBS will have the right to contribute additional capital on an equal basis, to the extent that capital required by the FSA to be maintained by RBS in respect of the partnership exceeds $2.45 billion.

Financial information for the Sempra Commodities segment, which generally comprises the company's commodity-marketing businesses, is as follows at June 30, 2007 and for the six months then ended (in millions):

Operating revenues	$1,222
Net income	226
Assets	8,962
Liabilities	6,572

NOTE 12. SEGMENT INFORMATION

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

The operations that were discontinued in the first half of 2006, as discussed in Note 5, were in the Sempra Generation segment, with the exception of Bangor Gas and Frontier Energy, which were in the Sempra Pipelines & Storage segment. The following tables exclude amounts from discontinued operations, unless otherwise noted.

	Three months ended June 30,				Six months ended June 30,
(Dollars in millions)	2007		2006		2007		2006
OPERATING REVENUES
SoCalGas	$981	37%	$908	36%	$2,349	41%	$2,333	40%
SDG&E	659	25	664	27	1,368	24	1,386	24
Sempra Commodities	710	27	614	25	1,222	22	1,394	24
Sempra Generation	277	10	257	10	674	12	653	11
Sempra Pipelines & Storage	84	3	72	3	161	3	148	3
Adjustments and eliminations	(31)	(1)	(25)	(1)	(73)	(1)	(50)	(1)
Intersegment revenues	(19)	(1)	(4)	--	(36)	(1)	(42)	(1)
Total	$2,661	100%	$2,486	100%	$5,665	100%	$5,822	100%
INTEREST EXPENSE
SoCalGas	$17		$16		$35		$34
SDG&E	23		24		47		46
Sempra Commodities	10		16		17		33
Sempra Generation	3		(1)		7		7
Sempra Pipelines & Storage	3		5		8		9
All other	53		93		109		147
Intercompany eliminations	(43)		(66)		(87)		(93)
Total	$66		$87		$136		$183
INTEREST INCOME
SoCalGas	$8		$13		$14		$16
SDG&E	1		(8)		2		(4)
Sempra Commodities	10		1		15		2
Sempra Generation	5		1		16		3
Sempra Pipelines & Storage	4		5		8		9
All other	39		79		82		106
Intercompany eliminations	(43)		(66)		(87)		(93)
Total	$24		$25		$50		$39
DEPRECIATION AND AMORTIZATION
SoCalGas	$70	41%	$67	39%	$139	41%	$133	40%
SDG&E	75	44	80	47	150	44	147	45
Sempra Commodities	6	3	6	4	13	4	13	4
Sempra Generation	13	8	11	6	25	7	22	7
Sempra Pipelines & Storage	3	2	3	2	6	2	6	2
All other	4	2	4	2	7	2	7	2
Total	$171	100%	$171	100%	$340	100%	$328	100%
INCOME TAX EXPENSE (BENEFIT)
SoCalGas	$39		$43		$78		$80
SDG&E	35		38		73		73
Sempra Commodities	86		46		90		108
Sempra Generation	5		9		44		34
Sempra Pipelines & Storage	(2)		(12)		(3)		(9)
All other	(20)		(28)		(76)		(82)
Total	$143		$96		$206		$204
EQUITY IN EARNINGS (LOSSES) OF
UNCONSOLIDATED SUBSIDIARIES
Earnings (losses) recorded before tax:
Sempra Generation	$--		$(11)		$(1)		$(10)
Sempra Pipelines & Storage	(3)		1		(3)		1
All other	(3)		(4)		(8)		(9)
Total	$(6)		$(14)		$(12)		$(18)
Earnings (losses) recorded net of tax:
Sempra Pipelines & Storage	$15		$14		$27		$24
Sempra Commodities	(6)		--		40		--
Total	$9		$14		$67		$24

	Three months ended June 30,				Six months ended June 30,
(Dollars in millions)	2007		2006		2007		2006
NET INCOME (LOSS)
SoCalGas *	$54	19%	$58	16%	$109	22%	$107	17%
SDG&E *	51	18	65	17	113	22	112	18
Sempra Commodities	155	56	69	18	226	45	185	29
Sempra Generation	10	4	16	4	64	13	57	9
Sempra Pipelines & Storage	17	6	28	8	33	6	39	6
Discontinued operations	(3)	(1)	188	50	(2)	--	209	33
All other	(7)	(2)	(51)	(13)	(38)	(8)	(81)	(12)
Total	$277	100%	$373	100%	$505	100%	$628	100%

* after preferred dividends

	Six months ended June 30,
(Dollars in millions)	2007		2006
CAPITAL EXPENDITURES
SoCalGas	$191	22%	$193	22%
SDG&E	305	34	723	81
Sempra Commodities	20	3	14	1
Sempra Generation	4	--	35	4
Sempra Pipelines & Storage	137	15	42	5
All other	232	26	353	39
Intercompany eliminations	--	--	(467)	(52)
Total	$889	100%	$893	100%

	June 30,		December 31,
(Dollars in millions)	2007		2006
ASSETS
SoCalGas	$6,516	23%	$6,359	22%
SDG&E	8,042	28	7,795	27
Sempra Commodities	8,962	31	9,881	34
Sempra Generation	1,944	7	2,416	8
Sempra Pipelines & Storage	1,974	7	2,215	8
Discontinued operations	58	--	62	--
All other	2,786	10	1,922	7
Intercompany receivables	(1,805)	(6)	(1,701)	(6)
Total	$28,477	100%	$28,949	100%
INVESTMENTS IN EQUITY-METHOD INVESTEES
Sempra Commodities	$30		$--
Sempra Generation	207		212
Sempra Pipelines & Storage	569		604
All other	61		78
Total	$867		$894

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

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide electric, natural gas and other energy products and services to its customers. Operations are divided into the Sempra Utilities and Sempra Global. The Sempra Utilities include Southern California Gas Company (SoCalGas) and San Diego Gas & Electric Company (SDG&E), which serve consumers from California's Central Valley to the Mexican border. Sempra Global is a holding company for most of the subsidiaries of Sempra Energy that are not subject to California utility regulation. Sempra Global's principal subsidiaries provide the following energy-related products and services:

•

Sempra Commodities is primarily a wholesale and retail trader of physical and financial products, including natural gas, power, petroleum and petroleum products and other commodities; and also is a trader and wholesaler of base metals. On July 9, 2007, the company entered into an agreement with The Royal Bank of Scotland plc (RBS) to form a partnership to purchase and operate the company's commodity-marketing businesses, which generally comprise the Sempra Commodities segment. This agreement is discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements.

•

Sempra Generation owns and operates power plants.

•

Sempra LNG is developing receipt terminals for the importation of liquefied natural gas (LNG) and has an agreement to supply natural gas to Mexico's government-owned electric utility.

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

RESULTS OF OPERATIONS

Net income decreased by $123 million (20%) for the six months ended June 30, 2007 to $505 million and by $96 million (26%) for the three months ended June 30, 2007 to $277 million. The decreases primarily resulted from lower net income from discontinued operations, offset by improved results at Sempra Commodities and the gain recorded on an interest-rate swap. As discussed further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Generation sold its Twin Oaks power plant and its Energy Services and Facilities Management businesses during the second quarter of 2006, resulting in gains on disposal of $231 million and $247 million in the three months and six months ended June 30, 2006, respectively. Additional information is provided in "Business Unit Results" below.

Net Income (Loss) by Business Unit

	Six months ended June 30,
(Dollars in millions)	2007		2006
Sempra Utilities
Southern California Gas Company *	$109	22%	$107	17%
San Diego Gas & Electric Company *	113	22	112	18
Total Sempra Utilities	222	44	219	35

Sempra Global
Sempra Commodities	226	45	185	29
Sempra Generation **	64	13	57	9
Sempra Pipelines & Storage **	33	6	39	6
Sempra LNG	(23)	(5)	(22)	(3)
Total Sempra Global	300	59	259	41

Parent and other ***	(15)	(3)	(59)	(9)
Income from continuing operations	507	100	419	67
Discontinued operations, net of income tax	(2)	--	209	33
Net income	$505	100%	$628	100%

	Three months ended June 30,
(Dollars in millions)	2007		2006
Sempra Utilities
Southern California Gas Company *	$54	19%	$58	16%
San Diego Gas & Electric Company *	51	18	65	17
Total Sempra Utilities	105	37	123	33

Sempra Global
Sempra Commodities	155	56	69	18
Sempra Generation **	10	4	16	4
Sempra Pipelines & Storage **	17	6	28	8
Sempra LNG	(13)	(4)	(17)	(4)
Total Sempra Global	169	62	96	26

Parent and other ***	6	2	(34)	(9)
Income from continuing operations	280	101	185	50
Discontinued operations, net of income tax	(3)	(1)	188	50
Net income	$277	100%	$373	100%

* After preferred dividends

 ** Excludes amounts now classified as discontinued operations.

*** Includes after-tax interest expense of $41 million and $53 million for the six months ended June 30, 2007 and 2006, respectively, and $20 million and $25 million for the three months ended June 30, 2007 and 2006, respectively; intercompany eliminations recorded in consolidation; and certain corporate costs incurred at Sempra Global.

Sempra Utilities Revenues and Cost of Sales

During the six months ended June 30, 2007, natural gas revenues increased compared to the corresponding period in 2006, primarily as a result of higher authorized revenues and higher refundable costs, offset by lower cost of natural gas. For the three months ended June 30, 2007, revenues increased due to higher cost of natural gas, authorized revenues and refundable costs. Electric revenues decreased for the six months ended June 30, 2007 compared to the corresponding period in 2006, primarily due to lower cost of electric fuel and purchased power and refundable costs, offset by higher authorized revenues. Electric revenues decreased for the three months ended June 30, 2007 due to lower refundable costs in 2007 and the favorable resolution of certain regulatory issues in 2006, including San Onofre Nuclear Generating Station (SONGS), offset by higher cost of electric fuel and purchased power and higher authorized revenues in 2007.

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

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2007:
Residential	158	$1,787	1	$2	159	$1,789
Commercial and industrial	67	642	136	104	203	746
Electric generation plants	--	1	95	42	95	43
Wholesale	--	--	11	4	11	4
	225	$2,430	243	$152	468	2,582
Balancing accounts and other						115
Total						$2,697

2006:
Residential	163	$1,889	1	$3	164	$1,892
Commercial and industrial	67	670	139	107	206	777
Electric generation plants	--	1	102	48	102	49
Wholesale	--	--	12	4	12	4
	230	$2,560	254	$162	484	2,722
Balancing accounts and other						(54)
Total						$2,668

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2007		2006
	Volumes	Revenue	Volumes	Revenue
Residential	3,592	$461	3,534	$387
Commercial	3,353	396	3,225	309
Industrial	1,062	105	1,065	75
Direct access	1,494	54	1,654	65
Street and highway lighting	52	6	51	5
	9,553	1,022	9,529	841
Balancing accounts and other		(40)		187
Total		$982		$1,028

Although commodity costs associated with long-term contracts allocated to SDG&E from the Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Sempra Global and Parent Operating Revenues

Sempra Global and Parent operating revenues decreased by $140 million (7%) in the six months ended June 30, 2007 to $2.0 billion, but increased by $123 million (13%) in the three months ended June 30, 2007 to $1.0 billion. The changes were primarily attributable to trading activity at Sempra Commodities, primarily as a result of volatility in the natural gas and metals markets, and of natural gas and oil inventories and storage and transportation capacity contracts not being marked to market while the corresponding hedges qualify as derivative instruments and are marked to market. For both the three months and six months ended June 30, 2007, Sempra Generation's operating revenues increased primarily due to higher merchant customer sales resulting from higher sales volumes and higher prices.

Sempra Global and Parent Cost of Natural Gas, Electric Fuel and Purchased Power

Sempra Global and Parent cost of natural gas, electric fuel and purchased power increased by $83 million (16%) in the six months ended June 30, 2007 to $614 million and by $45 million (19%) in the three months ended June 30, 2007 to $278 million. The increases were primarily due to higher costs associated with power deliveries to merchant customers at Sempra Generation.

Sempra Global and Parent Other Cost of Sales

Sempra Global and Parent other cost of sales decreased by $149 million (22%) in the six months ended June 30, 2007 to $540 million and by $92 million (29%) in the three months ended June 30, 2007 to $221 million. The decrease in the six months was primarily due to lower costs associated with decreased operating revenues at Sempra Commodities. The decrease in the three months was primarily due to lower transportation costs related to natural gas trading activity at Sempra Commodities.

Other Operating Expenses

Other operating expenses increased by $20 million (1%) in the six months ended June 30, 2007 to $1.4 billion and by $63 million (9%) in the three months ended June 30, 2007 to $743 million. The increase in the three months ended June 30, 2007 was primarily due to an increase in expenses at Sempra Commodities attributable to higher revenues.

Interest Income

Interest income increased by $11 million (28%) in the six months ended June 30, 2007 to $50 million, primarily due to a higher average balance in 2007 of short-term investments, which are included in Cash and Cash Equivalents on the Consolidated Balance Sheets. The increase was partially offset by $13 million of interest income in 2006 related to an insurance claim.

Interest Expense

Interest expense decreased by $47 million (26%) in the six months ended June 30, 2007 to $136 million and by $21 million (24%) in the three months ended June 30, 2007 to $66 million. The decreases in 2007 were due to higher capitalized interest and lower interest expense on short-term debt.

Income Taxes

Income tax expense was $206 million and $204 million for the six months ended June 30, 2007 and 2006, respectively, and the effective income tax rates were 32 percent and 34 percent, respectively. Income tax expense was $143 million and $96 million for the three months ended June 30, 2007 and 2006, respectively, and the effective income tax rates were 35 percent and 36 percent, respectively.

The increase in expense for the three months ended June 30, 2007 was due primarily to higher pretax income, offset by a lower effective income tax rate. The lower effective tax rate was due to lower phase-out of synthetic fuels credits.

Equity in Earnings of Certain Unconsolidated Subsidiaries

In February 2007, Sempra Commodities sold its interests in an equity-method investment, along with a related cost-basis investment, receiving cash and a 12.7-percent interest in a newly formed entity. The after-tax gain on this transaction, recorded in Equity in Earnings of Certain Unconsolidated Subsidiaries, was $30 million.

Discontinued Operations

Discontinued operations decreased by $211 million in the six months ended June 30, 2007 and by $191 million in the three months ended June 30, 2007. The 2006 results include the sales of Sempra Generation's Twin Oaks power plant and its Energy Services and Facilities Management businesses during the second quarter of 2006.

Note 4 of the Notes to Consolidated Financial Statements in the Annual Report provides further details on these discontinued operations.

Net Income

Business Unit Results

Southern California Gas Company

Net income for SoCalGas increased by $2 million (2%) in the six months ended June 30, 2007 to $109 million and decreased by $4 million (7%) in the three months ended June 30, 2007 to $54 million. The increase for the six months ended June 30, 2007 was primarily due to an increase in 2007 of $13 million in the amount that authorized revenues exceeded operating costs, partially offset by the favorable resolution of a natural gas royalty matter and an adjustment to the California energy crisis litigation reserves, which increased 2006 net income by $7 million and $3 million, respectively. The $4 million decrease for the three months ended June 30, 2007 was primarily due to the favorable resolution of the natural gas royalty matter and adjustment to the litigation reserves, both in 2006, offset partially by an increase in 2007 of $5 million in the amount that authorized revenues exceeded operating costs.

San Diego Gas & Electric Company

Net income increased by $1 million (1%) in the six months ended June 30, 2007 to $113 million and decreased by $14 million (22%) in the three months ended June 30, 2007 to $51 million. The increase for the six months ended June 30, 2007 was primarily due to increases in 2007 from higher electric generation earnings of $8 million, primarily from Palomar, an increase of $8 million in the amount that authorized revenues exceeded operating costs and higher electric transmission earnings of $5 million, offset by the favorable resolution of certain regulatory and tax issues and an adjustment to the California energy crisis litigation reserves, which increased 2006 net income by $16 million, and lower Performance-Based Regulation (PBR) awards of $2 million in 2007. The decrease for the three months ended June 30, 2007 was primarily due to $16 million in benefits in 2006 from the favorable resolution of certain regulatory and tax issues and an adjustment to the litigation reserves, and lower PBR awards of $2 million in 2007, offset by $7 million higher electric transmission earnings in 2007.

Sempra Commodities

Sempra Commodities' net income increased by $41 million (22%) in the six months ended June 30, 2007 to $226 million and by $86 million (125%) in the three months ended June 30, 2007 to $155 million. The increase in the six months ended June 30, 2007 was primarily due to higher margins in metals and petroleum, offset by decreased margins for natural gas and power, as detailed below. In addition, during the first quarter of 2007, Sempra Commodities recorded $18 million from an after-tax gain on the sale of investments. Margin for the six months ended June 30, 2007 also included $32 million in power representing the value of preferred stock received for services rendered.

The increase in the three months ended June 30, 2007 was due to improved margins across all product lines, particularly in natural gas and metals, and the value of preferred stock received for services rendered. A portion of the increase in the three months ended June 30, 2007 was the result of earnings variability associated with certain commodity inventories and storage and transportation capacity contracts not being marked to market while the corresponding hedges qualify as derivative instruments and are marked to market, as well as volatility in the U.S. natural gas and power markets and natural gas volumes. Earnings variability will continue in future periods as a result of these factors.

Margin by geographical region and product line, presented below, is a key performance measure used by management to evaluate the Sempra Commodities business, and similarly enhances the understanding of the business by investors and investment analysts. Margin represents the contribution to earnings of the

Sempra Commodities business relative to its overhead costs, and consists primarily of Operating Revenues less Cost of Sales. Cost of Sales for Sempra Commodities is comprised primarily of transportation and storage costs. Margin also is net of transaction-related execution costs (primarily brokerage and other fees) and net interest income/expense.

	Six months ended June 30,
Margin (Dollars in millions)	2007		2006
Geographical:
North America	$492	78%	$606	96%
Europe and Asia	142	22	24	4
	$634	100%	$630	100%
Product Line:
Natural gas	$156	25%	$284	45%
Power	199	31	211	33
Oil - crude and products	114	18	86	14
Metals	124	20	25	4
Other	41	6	24	4
	$634	100%	$630	100%

	Three months ended June 30,
Margin (Dollars in millions)	2007		2006
Geographical:
North America	$388	83%	$247	93%
Europe and Asia	79	17	18	7
	$467	100%	$265	100%
Product Line:
Natural gas	$212	45%	$105	40%
Power	117	25	110	42
Oil - crude and products	57	12	33	12
Metals	64	14	(2)	(1)
Other	17	4	19	7
	$467	100%	$265	100%

For the six months ended June 30, 2007 and 2006, Other includes synthetic fuels credit operations of $44 million and $33 million, respectively, which contributed $14 million and $10 million to net income for the same periods, respectively. For the three months ended June 30, 2007 and 2006, Other includes synthetic fuels credit operations of $17 million and $13 million, respectively, which contributed $5 million and $4 million to net income for the same periods, respectively.

Margin is a non-GAAP financial measure and may be different from non-GAAP financial measures used by other companies. Management believes this non-GAAP financial measure provides meaningful supplementary information regarding Sempra Commodities' results, as it presents the information used by management to evaluate their performance. As noted above, the calculation of margin is substantively the net of the GAAP financial measures of Revenues and Cost of Sales, adjusted for other transaction-related costs as noted above. Margin has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of the company's results under GAAP. Some of the limitations of margin are that it does not reflect other operating expenses and income taxes, and other companies in this industry may calculate this measure differently than presented above. The company compensates for these limitations by relying primarily on GAAP results and by using margin only supplementally. A reconciliation of GAAP information to margin for Sempra Commodities is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006
Revenues	$710	$614	$1,222	$1,394
Cost of sales	(220)	(314)	(540)	(689)
	490	300	682	705
Other related costs	(23)	(35)	(48)	(75)
Margin	$467	$265	$634	$630

A summary of Sempra Commodities' unrealized revenues for trading activities follows:

	Six months ended June 30,
(Dollars in millions)	2007	2006
Balance at January 1	$1,913	$1,488
Additions	1,101	1,429
Realized	(1,644)	(1,680)
SFAS 157 cumulative effect *	19	--
Balance at June 30	$1,389	$1,237

* Notes 2 and 8 of the Notes to Condensed Consolidated Financial Statements provide additional information on SFAS 157.

The estimated fair values as of June 30, 2007, and the scheduled maturities related to the unrealized revenues are (dollars in millions):

	Fair Market	Scheduled Maturity (in months)
Source of fair value	Value	0-12	13-24	25-36	>36
Over-the-counter (OTC)
fair value of forwards, swaps and options *	$961	$442	$306	$54	$159
Exchange contracts **	428	418	27	47	(64)
Total	$1,389	$860	$333	$101	$95

  * The present value of unrealized revenue to be received from outstanding OTC contracts.

** Cash received (paid) associated with open exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income increased by $7 million (12%) in the six months ended June 30, 2007 to $64 million and decreased by $6 million (38%) in the three months ended June 30, 2007 to $10 million. The increase for the six months ended June 30, 2007 was primarily due to $6 million in lower administrative and project development expenses, offset by an unfavorable change of $4 million in mark-to-market earnings on long-term forward contracts with Sempra Commodities for the sale of power during 2007 to 2012 and certain non-recurring items recorded in the prior year period. The non-recurring items include a $7 million impairment loss associated with its former investment in the Topaz natural gas plants and litigation reserves of $15 million recorded as a result of the April 2006 DWR arbitration decision, offset by $15 million of earnings related to the construction of the Palomar generating plant for SDG&E. The decrease in the three months ended June 30, 2007 was primarily due to an unfavorable change of $12 million in mark-to-market earnings on forward contracts with Sempra Commodities, offset by the prior year impairment charge associated with the Topaz plants.

Sempra Pipelines & Storage

Net income for Sempra Pipelines & Storage decreased by $6 million (15%) in the six months ended June 30, 2007 to $33 million and by $11 million (39%) in the three months ended June 30, 2007 to $17 million. The decreases were primarily due to favorable resolution of prior years' income tax issues in 2006.

Sempra LNG

The net loss for Sempra LNG increased by $1 million (5%) in the six months ended June 30, 2007 to $23 million and decreased by $4 million (24%) in the three months ended June 30, 2007 to $13 million. The decrease in the three months ended June 30, 2007 was primarily due to lower mark-to-market loss related to a natural gas marketing agreement with Sempra Commodities, offset by higher income taxes related to foreign currency translation gains.

Parent and Other

The net loss for Parent and Other decreased by $44 million (75%) in the six months ended June 30, 2007 to $15 million. In the three months ended June 30, 2007, net income was $6 million compared to a net loss of $34 million in the corresponding period in 2006. The change for the six months ended June 30, 2007 was primarily due to a gain of $18 million from an interest-rate swap, lower net interest expense of $16 million primarily due to 2006 Sempra Generation asset sales and increased earnings at Sempra Financial of $5 million. The change for the three months ended June 30, 2007 was due to the $18 million gain on the interest-rate swap, lower net interest expense of $10 million primarily due to 2006 Sempra Generation asset sales and increased earnings at Sempra Financial of $8 million.

CAPITAL RESOURCES AND LIQUIDITY

A substantial portion of the funding of the company's capital expenditures and its ability to pay dividends is dependent on the relatively stable pattern of earnings by the Sempra Utilities and Sempra Generation's long-term power sale contracts. As discussed below, in order to fund a significant capital expenditures program, SDG&E is not expected to pay common dividends to Sempra Energy over the next few years. The availability of capital for other business operations is also greatly affected by Sempra Commodities' liquidity and margin requirements, which fluctuate substantially and, to a lesser extent, the margin requirements at Sempra Generation. The company's expansion also requires the issuance of securities from time to time. As a result of the formation of a partnership with RBS to own and operate the company’s commodity-marketing businesses, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the company expects to receive net proceeds of $1 billion to $1.2 billion in cash upon closing, which is expected to be in the fourth quarter of 2007, and to substantially reduce the company’s liquidity requirements.

At June 30, 2007, the company had $1.4 billion in unrestricted cash and $5.8 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. Of these lines, $5 million supported variable-rate debt. The company's credit agreements are discussed more fully in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Management believes that these amounts and cash flows from operations and security issuances, combined with current cash balances, will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends and anticipated share repurchases, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were to be significantly reduced or the company were to be unable to raise funds under acceptable terms, neither of which is considered likely, the company would be required to reduce non-utility capital expenditures, share repurchases, trading operations and/or investments in new businesses. Management continues to regularly monitor the company's ability to finance the needs of its operating and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements, the company has entered into an agreement with RBS to form RBS Sempra Commodities LLP, a partnership venture which will absorb the operations of Sempra Commodities. The transaction is expected to close in the fourth quarter of 2007. RBS will provide the joint venture with all growth capital, working-capital requirements and credit support. Accordingly, following the closing, the company intends to reduce the amount of available credit under its existing facilities to a level consistent with its reduced liquidity requirements. Also following the closing, the company expects that its board of directors will increase the company’s quarterly common stock dividend from $0.31 ($1.24 annually) per share to $0.35 ($1.40 annually) per share and target an annual dividend payout ratio of 35 percent to 40 percent of net income.

It also expects that the board will authorize the company to begin purchasing $1.5 billion to $2 billion of its common stock from the cash proceeds of the transaction and additional borrowings. The company is currently authorized by its board to purchase up to $162 million of its common stock, which may be expended pending the increased board authorization expected following the close.

Until completion of the transaction with RBS, Sempra Commodities will continue to provide or require cash as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by commodity price fluctuations and are dependent on credit ratings) and the length of its various trading positions. At June 30, 2007, Sempra Commodities' intercompany borrowings were $308 million, down from $376 million at December 31, 2006. Sempra Commodities' external debt was $122 million and $201 million at June 30, 2007 and December 31, 2006, respectively. Company management continuously monitors the level of Sempra Commodities' cash requirements in light of the company's overall liquidity.

At the Sempra Utilities, cash flows from operations, security issuances and/or capital contributions by Sempra Energy are expected to continue to be adequate to meet utility capital expenditure requirements. As a result of SDG&E's projected capital expenditure program, dividends to Sempra Energy have been suspended to increase SDG&E's equity, and the level of future common dividends may be affected during periods of increased capital expenditures. In connection with the purchase of the Palomar generating plant in 2006, the company made a capital contribution of $200 million to SDG&E.

Sempra Generation's projects have been financed through a combination of operating cash flow, project financing, funds from the company and external borrowings. Its 2006 asset sales provided funds to assist in financing company projects.

Sempra Generation's long-term power sale contracts typically contain collateral requirements. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of June 30, 2007, there were no outstanding collateral requirements under these contracts.

Sempra Pipelines & Storage is expected to require funding from the company or external sources, or both, to continue the expansion of its existing natural gas operations in Mexico, its Liberty Gas Storage facility and other natural gas storage projects, its participation in the development of Rockies Express Pipeline (REX), a natural gas pipeline, and its planned development of pipelines to serve Sempra LNG facilities being developed in Baja California, Mexico; Louisiana and Texas. Investments in REX are expected to be approximately $100 million in the fourth quarter of 2007. The planned sale of interests in Argentina is expected to provide cash for company projects.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $883 million (111%) to $1.7 billion for 2007. The change was primarily due to a $1 billion higher decrease in net trading assets in 2007 and $215 million higher net income tax payments in 2006, offset by a $145 million lower decrease in accounts receivable in 2007, an increase of $123 million in other current assets in 2007, and a return of collateral requirements of $83 million at a discontinued operation in 2006.

For the six months ended June 30, 2007, the company made contributions of $15 million and $24 million to the pension and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $525 million (148%) to $879 million for 2007. The change was primarily due to the proceeds received from sales of assets in 2006.

The company expects to make capital expenditures and investments of $2.1 billion in 2007. Significant capital expenditures and investments are expected to include $1.1 billion for Sempra Utility plant improvements and $1 billion of capital expenditures at its other subsidiaries, including the development of LNG facilities and natural gas pipelines. These expenditures and investments are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased by $93 million (19%) to $393 million for 2007. The change was primarily due to a $374 million increase in short-term debt in 2007 compared to a $668 million decrease in 2006, offset by an increase of $590 million in payments and a decrease of $249 million in borrowings of long-term debt.

COMMITMENTS

At June 30, 2007, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $186 million and $18 million, respectively, related to construction commitments at Sempra Pipelines & Storage and Sempra LNG, $452 million, $44 million, and $24 million, respectively, related to new power purchase contracts, the increase in present value of liabilities for future costs of SONGS decommissioning from revisions to estimated cash flows, and other commitments at SDG&E and $472 million and $18 million, respectively, related to new natural gas contracts and environmental commitments at SoCalGas. The future payments under these contractual commitments are expected to be $406 million for 2007, $288 million for 2008, $94 million for 2009, $48 million for 2010, $48 million for 2011, and $330 million thereafter.

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

Sempra Commodities experiences significant volatility in earnings and liquidity requirements. As discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements herein, in July 2007, the company and RBS entered into an agreement to form a partnership to purchase and operate the company's commodity-marketing businesses. The company's initial investment in the partnership will be $1.3 billion. Under certain circumstances, the company may be permitted to increase its investment by up to $200 million.

The company expects to receive net cash proceeds of $1 billion to $1.2 billion upon closing, which together with additional borrowings, is expected to be used to repurchase $1.5 billion to $2 billion of the company's common stock. (The company is currently authorized by its board to purchase up to $162 million of its common stock which may be expended pending the increased board authorization expected following the closing.) Also following the closing of the transaction, the company expects that its board of directors will increase the company's quarterly common stock dividend from $0.31 ($1.24 annually) per share to $0.35 ($1.40 annually) per share and target an annual dividend payout ratio of 35 percent to 40 percent of net income.

Notes 9 through 11 of the Notes to Condensed Consolidated Financial Statements herein and Notes 13 through 15 of the Notes to Consolidated Financial Statements in the Annual Report also describe some of the matters that could affect future performance.

Litigation

Note 10 of the Notes to Condensed Consolidated Financial Statements herein and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis and Sempra Generation's contract with the DWR), the ultimate resolution of which could have a material adverse effect on future performance.

Sempra Utilities

Note 9 of the Notes to Condensed Consolidated Financial Statements herein and Notes 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas regulation and rates, and other pending proceedings and investigations.

Sempra Global

Investments

As discussed in "Cash Flows From Investing Activities," the company's investments will significantly impact the company's future performance. In addition to the recent activity discussed below, information regarding these investments is provided in "Capital Resources and Liquidity" herein and in "Capital Resources and Liquidity" and "Factors Influencing Future Performance" in the Annual Report.

Sempra Commodities

On July 9, 2007, Sempra Energy and RBS entered into an agreement to form a partnership to purchase and operate the company's commodity-marketing businesses. The company and RBS will make initial equity investments of $1.3 billion and $1.355 billion, respectively. The transaction is expected to close during the fourth quarter of 2007, subject to various regulatory approvals. Additional information regarding the effects of this agreement is provided in Note 11 of the Notes to Condensed Consolidated Financial Statements and in "Capital Resources and Liquidity" herein.

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

The company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Significant accounting pronouncements that have recently become effective and have had a significant effect on the company’s accounting policies and estimates are described below and were adopted by the company effective January 1, 2007, as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

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

Under Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), the transaction price presumption prohibited recognition of a trading profit at inception of a derivative unless the positive fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs. For transactions that did not meet this criterion at inception, trading profits that had been deferred were recognized in the period that inputs to value the derivative became observable or when the contract performed. SFAS 157 nullified this portion of EITF 02-3. SFAS 157 also: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 8 of the Notes to Condensed Consolidated Financial Statements herein), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or block discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs related to acquiring instruments carried at fair value to be recognized as expense when incurred.

The following assets and liabilities are recorded at fair value on a recurring basis as of June 30, 2007: (1) derivatives, (2) certain inventories that are the hedged item in a fair value hedge, (3) certain trust and dedicated assets, and (4) marketable securities.

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

As a result of adopting SFAS 157, the transition adjustment to beginning retained earnings was a gain of $12 million, net of income tax. Additional information relating to fair value measurement is discussed in Notes 2 and 8 of the Notes to Condensed Consolidated Financial Statements herein.

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

For a position to qualify for benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. If the company does not have a more likely than not position with respect to a tax position, then the company may not recognize any of the potential tax benefit associated with the position. A tax position that meets the “more likely than not” recognition shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon the effective resolution of the tax position.

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

Following is a summary of Sempra Commodities' trading Value at Risk (VaR) profile (using a one-day holding period) in millions of dollars:

	95%		99%
June 30, 2007	$11.7		$16.5
Year-to-date 2007 range	$6.1	to $ 21.4	$8.6	to $ 30.1
June 30, 2006	$6.4		$9.0
Year-to-date 2006 range	$5.5	to $ 37.7	$7.8	to $ 53.1

The VaR at June 30, 2007 is higher than the comparable VaR for 2006 due primarily to the timing of market and trading strategies and changes in market conditions.

As of June 30, 2007, the total VaR of the Sempra Utilities' positions was not material.

ITEM 4. CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures. In addition, the company has investments in unconsolidated entities accounted for using the equity method and consolidates a variable interest entity as defined in FIN 46(R) that it does not control or manage and consequently, its disclosure controls and procedures with respect to these entities are necessarily limited to oversight or monitoring controls that the company has implemented to provide reasonable assurance that the objectives of the company's disclosure controls and procedures as described above are met.

There have been no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 13, 2007, SDG&E, one of its employees, and an SDG&E contractor were convicted in a federal jury trial on criminal charges of environmental violations in connection with the 2000-2001 dismantlement of a natural gas storage facility. SDG&E was also convicted of a related charge of making a false statement to a government agency. SDG&E is subject to a maximum fine of $2 million. SDG&E intends to move for a new trial and, if a new trial is not granted, to appeal the verdicts.

Except as described above and in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2006 Annual Report on Form 10-K. As discussed in Note 11 of the Condensed Consolidated Financial Statements herein, the company has entered into an agreement with The Royal Bank of Scotland plc

(RBS) to form a partnership to purchase and operate the company's commodity-marketing businesses. The transaction is expected to close in the fourth quarter of 2007, and is subject to customary closing conditions and the approval of regulatory authorities, including the U.K. Financial Services Authority, the U.S. Federal Reserve Board and the U.S. Federal Energy Regulatory Commission.

The company will not be required to invest additional capital in the partnership beyond its initial capital investment of $1.3 billion although, in limited cases, earnings allocable to Sempra Energy may be retained by the partnership to replenish capital depleted through losses. However, the company may be permitted, under certain circumstances, to provide additional capital of up to $200 million to the partnership. Under the terms of the agreement, RBS and the company will use commercially reasonable efforts to terminate the company's credit support arrangements for the commodity-marketing businesses or to replace them with credit support provided by RBS. To the extent that Sempra Energy’s credit support cannot be terminated or replaced, RBS will indemnify Sempra Energy for any claims or losses arising in connection with those arrangements. As a result, the company's investment in and liquidity requirements related to the commodity-marketing businesses will be significantly reduced, as well as its exposure related to trading obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities:

On April 6, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, at any time and from time to time, in the open market, in negotiated transactions and otherwise, of which $88 million (representing 2,266,500 shares) has been utilized through June 30, 2007. The maximum dollar value of the shares that may yet be purchased under this program is $162 million. No shares were purchased during the quarter ended June 30, 2007, however, share repurchases may be resumed at any time.

In addition to the program discussed above, the company may, from time to time, repurchase shares of its common stock from restricted stock program participants who elect to sell enough shares to meet minimum statutory tax withholding requirements.

The company has also announced its intention to repurchase $1.5 billion to $2 billion of its common shares after the closing of the transaction related to Sempra Commodities discussed in Note 11 of the Notes to the Condensed Consolidated Financial Statements herein. Repurchases of common shares above amounts previously authorized would require further board approval.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding the submission of matters to a vote of security holders during the quarter ended June 30, 2007, is set forth in Part II, Item 4, of the company's Quarterly Report on Form
10-Q for the quarter ended March 31, 2007.

ITEM 6. EXHIBITS

Exhibit 10 - Material Contracts

10.1   Form of Limited Liability Partnership Agreement of RBS Sempra Commodities LLP among The Royal Bank of Scotland plc, Sempra Global, Sempra Energy Trading International, B.V., RBS Sempra Commodities LLP and Sempra Energy (Form 8-K filed on July 9, 2007, Exhibit 10.1).

10.2   Master Formation and Equity Interest Purchase Agreement, dated as of July 9, 2007, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Form 8-K filed on July 9, 2007, Exhibit 10.2).

10.3   Form of Indemnity Agreement among Sempra Energy and The Royal Bank of Scotland plc (Form 8-K filed on July 9, 2007, Exhibit 10.3).

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

SEMPRA ENERGY, (Registrant)

Date: August 2, 2007	By: /s/ Joseph A. Householder
Joseph A. Householder Sr. Vice President and Controller