Form 10-Q
period 2007-09-30
SEMPRA ENERGY
filed 2007-11-01
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2007
Commission file number	1-14201
SEMPRA ENERGY
(Exact name of registrant as specified in its charter)
California	33-0732627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on October 31, 2007:			261,411,057

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission, the Federal Reserve Board, the U.K. Financial Services Authority and other environmental and regulatory bodies in the United States and other countries; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of electric power, natural gas and liquefied natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions, except per share amounts)	2007	2006	2007	2006
	(unaudited)
OPERATING REVENUES
Sempra Utilities	$1,515	$1,494	$5,194	$5,190
Sempra Global and parent	1,148	1,200	3,134	3,326
Total operating revenues	2,663	2,694	8,328	8,516

OPERATING EXPENSES
Sempra Utilities:
Cost of natural gas	389	412	2,042	2,077
Cost of electric fuel and purchased power	184	203	496	566
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	331	332	945	863
Other cost of sales	256	384	796	1,073
Other operating expenses	699	655	2,065	1,980
Litigation expense	59	12	69	43
Depreciation and amortization	174	163	514	491
Franchise fees and other taxes	72	67	221	208
Total operating expenses	2,164	2,228	7,148	7,301
Operating income	499	466	1,180	1,215
Other income, net	5	376	61	375
Interest income	12	34	62	73
Interest expense	(68)	(90)	(204)	(273)
Preferred dividends of subsidiaries	(2)	(2)	(7)	(7)
Income from continuing operations before income taxes
and equity in earnings of certain unconsolidated subsidiaries	446	784	1,092	1,383
Income tax expense	135	257	341	461
Equity in earnings of certain unconsolidated subsidiaries	19	16	86	40
Income from continuing operations	330	543	837	962
Discontinued operations, net of income tax	(25)	110	(27)	319
Net income	$305	$653	$810	$1,281

Basic earnings per share:
Income from continuing operations	$1.27	$2.11	$3.23	$3.76
Discontinued operations, net of income tax	(0.10)	0.43	(0.11)	1.25
Net income	$1.17	$2.54	$3.12	$5.01
Weighted-average number of shares outstanding (thousands)	259,563	257,487	259,742	255,834

Diluted earnings per share:
Income from continuing operations	$1.24	$2.07	$3.16	$3.69
Discontinued operations, net of income tax	(0.09)	0.42	(0.10)	1.23
Net income	$1.15	$2.49	$3.06	$4.92
Weighted-average number of shares outstanding (thousands)	264,279	262,102	264,416	260,587
Dividends declared per share of common stock	$0.31	$0.30	$0.93	$0.90

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,072	$920
Restricted cash	1	4
Trade accounts receivable, net	640	938
Other accounts and notes receivable, net	124	97
Income taxes receivable	40	--
Deferred income taxes	331	270
Interest receivable	6	40
Trading-related receivables and deposits, net	2,629	3,047
Derivative trading instruments	3,241	4,068
Commodities owned	2,182	1,845
Inventories	325	215
Regulatory assets	109	193
Other	412	317
Current assets of continuing operations	11,112	11,954
Current assets of discontinued operations	18	62
Total current assets	11,130	12,016

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	323	353
Regulatory assets arising from pension and other
postretirement benefit obligations	340	356
Other regulatory assets	462	472
Nuclear decommissioning trusts	745	702
Investments	1,121	1,086
Sundry	852	789
Total investments and other assets	3,843	3,758

Property, plant and equipment:
Property, plant and equipment	20,362	18,916
Less accumulated depreciation and amortization	(6,033)	(5,741)
Property, plant and equipment, net	14,329	13,175
Total assets	$29,302	$28,949

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,206	$252
Accounts payable - trade	1,038	1,432
Accounts payable - other	158	155
Due to unconsolidated affiliate	60	--
Income taxes payable	--	9
Trading-related payables	2,751	3,211
Derivative trading instruments	2,074	2,304
Commodities sold with agreement to repurchase	678	537
Dividends and interest payable	153	145
Regulatory balancing accounts, net	482	332
Fixed-price contracts and other derivatives	62	87
Current portion of long-term debt	7	681
Other	1,157	1,197
Current liabilities of continuing operations	9,826	10,342
Current liabilities of discontinued operations	5	7
Total current liabilities	9,831	10,349

Long-term debt	4,502	4,525

Deferred credits and other liabilities:
Due to unconsolidated affiliate	102	162
Customer advances for construction	131	126
Pension and other postretirement benefit obligations, net of plan assets	603	609
Deferred income taxes	519	412
Deferred investment tax credits	63	67
Regulatory liabilities arising from removal obligations	2,386	2,330
Asset retirement obligations	1,219	1,128
Other regulatory liabilities	233	221
Fixed-price contracts and other derivatives	326	358
Deferred credits and other	963	961
Total deferred credits and other liabilities	6,545	6,374

Preferred stock of subsidiaries	179	179

Minority interests	165	11

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized;
261 million and 262 million shares outstanding at
September 30, 2007 and December 31, 2006, respectively; no par value)	3,191	3,245
Retained earnings	5,256	4,681
Deferred compensation	(23)	(25)
Accumulated other comprehensive income (loss)	(344)	(390)
Total shareholders' equity	8,080	7,511
Total liabilities and shareholders' equity	$29,302	$28,949

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$810	$1,281
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	27	(319)
Depreciation and amortization	514	491
Deferred income taxes and investment tax credits	42	(56)
Equity in income of unconsolidated subsidiaries	(75)	(380)
Tax benefits from share-based awards	(12)	(18)
Other	39	77
Quasi-reorganization resolution	--	12
Net changes in other working capital components	131	263
Changes in other assets	35	41
Changes in other liabilities	63	12
Net cash provided by continuing operations	1,574	1,404
Net cash used in discontinued operations	(3)	(13)
Net cash provided by operating activities	1,571	1,391

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,357)	(1,341)
Proceeds from sale of assets from continuing operations	77	36
Expenditures for investments	(17)	(126)
Distributions from investments	13	104
Purchases of nuclear decommissioning and other trust assets	(498)	(500)
Proceeds from sales by nuclear decommissioning and other trusts	458	476
Decrease (increase) in restricted cash balance	3	(153)
Dividends received from unconsolidated affiliates	--	410
Other	(22)	(27)
Net cash used in continuing operations	(1,343)	(1,121)
Net cash provided by discontinued operations	--	778
Net cash used in investing activities	(1,343)	(343)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(234)	(203)
Issuances of common stock	36	89
Repurchases of common stock	(161)	(12)
Increase (decrease) in short-term debt, net	954	(632)
Payments on long-term debt	(1,069)	(81)
Issuance of long-term debt	359	422
Financing transaction related to Sempra Financial	--	83
Tax benefits from share-based awards	12	18
Other	(2)	(2)
Net cash used in continuing operations	(105)	(318)
Net cash provided by discontinued operations	--	2
Net cash used in financing activities	(105)	(316)

Increase in cash and cash equivalents	123	732
Cash and cash equivalents, January 1	920	769
Cash assumed in connection with FIN 46(R) initial consolidation	29	--
Cash and cash equivalents, September 30	$1,072	$1,501

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2007	2006
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$273	$255

Income tax payments, net of refunds	$316	$475

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
ACTIVITY
Increase (decrease) in accounts payable from investments in property, plant
and equipment	$41	$(40)

Fair value of stock received for services rendered	$32	$--

Fair value of stock received for sale of investments	$26	$--

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the Annual Report) and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

NOTE 2. NEW ACCOUNTING STANDARDS

Pronouncements that have recently become effective that have had or may have a significant effect on the company's financial statements are described below.

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

SFAS 157 nullified a portion of Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). Under EITF 02-3, the transaction price presumption prohibited recognition of a trading profit at inception of a derivative unless the positive fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs. For transactions that did not meet this criterion at inception, trading profits that had been deferred were recognized in the period that inputs to value the derivative became observable or when the contract performed. SFAS 157 nullified this portion of EITF 02-3. SFAS 157 also: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 8), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or blockage factor discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information. These assumptions include the risk inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.

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

The company elected to early-adopt SFAS 157 in the first quarter of 2007. As a result, the transition adjustment to beginning retained earnings was a gain of $12 million, net of income tax. SFAS 157 also requires new disclosures regarding the level of pricing observability associated with financial instruments carried at fair value. This additional disclosure is provided in Note 8.

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

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The company's implementation of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

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

As of September 30, 2007, the company had unrecognized tax benefits of $109 million. Of this amount, $98 million related to tax positions that, if recognized, would decrease the effective tax rate; however, $42 million related to tax positions that would increase the effective tax rate in subsequent years.

It is reasonably possible that the company’s unrecognized tax benefits could decrease by up to $23 million within the next 12 months due to the expiration of statutes of limitations on tax assessments, by up to $29 million due to the potential resolution of audit issues with various federal, state and foreign taxing authorities and by up to $6 million due to the potential resolution in litigation of a foreign tax issue.

Effective January 1, 2007, the company’s policy is to recognize accrued interest and penalties on accrued tax balances as components of tax expense. Prior to the adoption of FIN 48, the company accrued interest expense and penalties as components of tax expense and interest income as a component of interest income. As of January 1, 2007, the company had accrued a total of $11 million of interest expense and $2 million of penalties. As of September 30, 2007, the company had accrued a total of $10 million of interest benefit. There was no material change to the company's accrued penalties as of September 30, 2007. Amounts accrued for interest expense and penalties associated with income taxes are included in income tax expense on the Statements of Consolidated Income and in various income tax balances on the Consolidated Balance Sheets.

The company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The company remains subject to examination by U.S. federal and major state tax jurisdictions only for years after 2001. Certain major foreign income tax returns from 1995 through the present are open to examination.

In addition, the company has filed federal and state refund claims for tax years back to 1998. The pre-2002 tax years are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these years.

EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11): EITF 06-11 requires that the tax benefit related to dividends paid on employee share-based payment awards classified as equity be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The company does not expect the adoption of EITF 06-11 to have a material impact on its financial position or results of operations.

NOTE 3. OTAY MESA ENERGY CENTER LLC

FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46(R)), requires an enterprise to consolidate a variable interest entity (VIE), as defined in FIN 46(R), if the company is the primary beneficiary of a VIE’s activities.

SDG&E has entered into a 10-year power purchase agreement with Otay Mesa Energy Center LLC (OMEC LLC) for power generated at the Otay Mesa Energy Center (OMEC). The provisions of the contract are discussed in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report. As defined in FIN 46(R), OMEC LLC is a VIE, of which SDG&E is the primary beneficiary. In accordance with FIN 46(R), the company consolidated OMEC LLC beginning in the second quarter of 2007. OMEC LLC’s equity of $153 million is included in Minority Interests on the Consolidated Balance Sheet at September 30, 2007.

OMEC LLC has a project finance credit facility with third party lenders that provides for up to $377 million for the construction of the OMEC. SDG&E is not a party to the credit agreement. The credit facility is structured as a construction loan, converting to a term loan upon commercial operation of the plant, and is secured by the assets of OMEC LLC. The loan matures in April 2019. Borrowings under the facility bear interest at rates varying with market rates. OMEC LLC had $21 million of outstanding borrowings under this facility at September 30, 2007. In addition, OMEC LLC has entered into interest-rate swap agreements to moderate its exposure to interest-rate changes on this facility.

NOTE 4. RECENT INVESTMENT ACTIVITY

RBS Sempra Commodities LLP

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

The closing is expected to be in January 2008, and either RBS or Sempra Energy may unilaterally terminate the agreement if the closing does not occur by June 30, 2008. The closing is subject to customary closing conditions and the approval of regulatory authorities including the FSA, the U.S. Federal Reserve Board and the Federal Energy Regulatory Commission (FERC). The required approvals by the FERC were issued in September 2007.

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

Financial information for the Sempra Commodities segment, which generally comprises the company's commodity-marketing businesses, is as follows at September 30, 2007 and for the nine months then ended (in millions):

Operating revenues	$ 1,901
Net income	313
Assets	9,589
Liabilities	7,123

NOTE 5. DISCONTINUED OPERATIONS

The company’s discontinued operations are discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. The sale of Frontier Energy was completed on September 30, 2007. Information concerning discontinued operations for the three months and nine months ended September 30, 2007 and 2006 is summarized below:

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	Bangor Gas and Frontier Energy	SEPCO	AEG	Consolidated state tax adjustment	Total

Three months ended September 30, 2007:

Operating revenues	$--	$--	$2	$--	$--	$--	$2

Income from operations, before
income taxes	$--	$--	$--	$--	$--	$--	$--
Income tax expense	--	--	2	--	--	--	2
	--	--	(2)	--	--	--	(2)

Loss on disposal, before income
taxes	--	(2)	--	--	--	--	(2)
Income tax expense (benefit)	--	16	(5)	9	--	1	21
	--	(18)	5	(9)	--	(1)	(23)
	$--	$(18)	$3	$(9)	$--	$(1)	$(25)

Three months ended September 30, 2006:

Operating revenues	$--	$--	$2	$3	$--	$--	$5

Income (loss) from operations,
before income taxes	$(1)	$--	$--	$2	$(1)	$--	$--
Income tax expense (benefit)	(1)	--	--	1	--	--	--
Consolidated state tax adjustment	--	--	--	--	--	3	3
	--	--	--	1	(1)	3	3

Gain on disposal, before income
taxes	--	--	--	176	--	--	176
Income tax expense (benefit)	--	(1)	--	72	--	--	71
Consolidated state tax adjustment	--	--	--	--	--	2	2
	--	1	--	104	--	2	107
	$--	$1	$--	$105	$(1)	$5	$110

(Dollars in millions)	Twin Oaks	Energy Services and Facilities Management	Bangor Gas and Frontier Energy	SEPCO	AEG	Consolidated state tax adjustment	Total

Nine months ended September 30, 2007:

Operating revenues	$--	$--	$9	$--	$--	$--	$9

Income from operations, before
income taxes	$--	$--	$2	$--	$--	$--	$2
Income tax expense	--	3	3	--	--	--	6
	--	(3)	(1)	--	--	--	(4)

Loss on disposal, before income
taxes	--	(2)	--	--	--	--	(2)
Income tax expense (benefit)	--	16	(5)	9	--	1	21
	--	(18)	5	(9)	--	(1)	(23)
	$--	$(21)	$4	$(9)	$--	$(1)	$(27)

Nine months ended September 30, 2006:

Operating revenues	$22	$35	$9	$20	$--	$--	$86

Income from operations, before
income taxes	$1	$6	$--	$8	$1	$--	$16
Impairment loss	--	--	(59)	--	--	--	(59)
Income tax expense (benefit)	--	2	(24)	3	--	--	(19)
Consolidated state tax adjustment	--	--	--	--	--	1	1
	1	4	(35)	5	1	1	(23)

Gain on disposal, before income
taxes	349	--	--	176	--	--	525
Income tax expense (benefit)	122	(21)	--	72	--	--	173
Consolidated state tax adjustment	--	--	--	--	--	(10)	(10)
	227	21	--	104	--	(10)	342
	$228	$25	$(35)	$109	$1	$(9)	$319

Current assets and liabilities of discontinued operations consist primarily of income tax balances related to Bangor Gas at September 30, 2007 and Bangor Gas and Frontier Energy at December 31, 2006.

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

Available-for-Sale Securities

Sempra Commodities had $93 million and $55 million of available-for-sale securities included in Investments at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, the balance in Accumulated Other Comprehensive Income (Loss) related to these securities was $27 million net of income tax, comprised of $27 million of unrealized gains and a negligible amount of unrealized losses. At December 31, 2006, the balance in Accumulated Other Comprehensive Income (Loss) related to these securities was $18 million net of income tax, comprised of $19 million of unrealized gains and $1 million of unrealized losses.

Sempra Commodities recorded $4 million and $9 million in purchases of available-for-sale securities for the three months and nine months ended September 30, 2007, respectively. Sempra Commodities sold available-for-sale securities with a cost basis of $3 million and $14 million, yielding proceeds of $7 million and $32 million for the three months and nine months ended September 30, 2007, respectively. The cost basis of the sales was determined by the specific identification method and pretax gains of $4 million and $18 million were realized as a result of the sales for the three months and nine months ended September 30, 2007, respectively.

Sempra Commodities recorded $2 million and $17 million in purchases of available-for-sale securities for the three months and nine months ended September 30, 2006, respectively. Sempra Commodities recorded $1 million in sales of available-for-sale securities for the three months and nine months ended September 30, 2006.

There was a negligible amount of securities in an unrealized loss position at September 30, 2007. The company does not consider these investments to be other than temporarily impaired as of September 30, 2007.

Trading Securities

Sempra Commodities had securities of $15 million and $13 million classified as trading securities at September 30, 2007 and December 31, 2006, respectively.

In the three months ended September 30, 2007, Sempra Commodities recorded an unrealized pretax gain of $1 million related to trading securities held at September 30, 2007.

In the nine months ended September 30, 2007, Sempra Commodities recorded $10 million of pretax gains related to trading securities, including a pretax gain of $6 million resulting from sales, an unrealized pretax gain of $8 million from the transfer of available-for-sale securities to trading securities, and an unrealized pretax loss of $4 million related to trading securities held at September 30, 2007.

In the nine months ended September 30, 2006, Sempra Commodities recorded $16 million of pretax gains related to trading securities, including a pretax gain of $16 million resulting from sales, an unrealized pretax gain of $1 million from the transfer of available-for-sale securities to trading securities, and an unrealized pretax loss of $1 million related to trading securities held at September 30, 2006. There was no significant activity recorded during the three months ended September 30, 2006.

Goodwill

The carrying amount of goodwill included in Sundry Assets on the Consolidated Balance Sheets was $170 million as of September 30, 2007 and December 31, 2006.

Asset Retirement Obligations

The company’s asset retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, and FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, are discussed in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Following are the changes in asset retirement obligations for the nine months ended September 30, 2007 and 2006:

(Dollars in millions)	2007	2006
Balance as of January 1*	$1,163	$977
Accretion expense	57	48
Liabilities incurred	2	--
Payments	(16)	(9)
Revision to estimated cash flows**	46	1
Balance as of September 30*	$1,252	$1,017

*	The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.
**	The revision in 2007 is primarily due to an increase in the present value of estimated liabilities for the San Onofre Nuclear Generating Station (SONGS) decommissioning costs.

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs for the three months and nine months ended September 30:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$19	$15	$6	$5
Interest cost	41	41	13	9
Expected return on assets	(40)	(37)	(11)	(10)
Amortization of:
Prior service cost	2	2	(1)	--
Actuarial loss	2	7	--	(1)
Regulatory adjustment	--	(12)	4	(2)
Total net periodic benefit cost	$24	$16	$11	$1

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$58	$51	$20	$18
Interest cost	123	119	41	34
Expected return on assets	(119)	(112)	(33)	(30)
Amortization of:
Prior service cost	4	7	(3)	(2)
Actuarial loss	7	13	4	2
Curtailment *	5	--	--	--
Special termination *	1	--	--	--
Regulatory adjustment	(23)	(40)	7	--
Total net periodic benefit cost	$56	$38	$36	$22

* These charges reflect the expected accelerated vesting and exit from the company's pension plans as a result of the transaction discussed in Note 4.

The company expects to contribute $36 million to its pension plans and $42 million to its other postretirement benefit plans in 2007. For the nine months ended September 30, 2007, the company made contributions of $31 million and $34 million to the pension plans and other postretirement benefit plans, respectively, including $16 million and $10 million, respectively, for the three months ended September 30, 2007.

Earnings per Share (EPS)

Diluted EPS for the three months ended September 30, 2007 and 2006 reflects the inclusion of 4,716,000 and 4,615,000 additional shares, respectively, in the weighted average shares outstanding for the dilutive effect of stock options and restricted stock awards. Diluted EPS for the nine months ended September 30, 2007 and 2006 reflects the inclusion of 4,674,000 and 4,753,000 additional shares, respectively, in the weighted average shares outstanding for the dilutive effect of stock options and restricted stock awards.

The dilution from common stock options is based on the treasury stock method, whereby the proceeds from the exercise price and unearned compensation as defined by SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), are assumed to be used to repurchase shares on the open market at the average market price for the period. The calculation excludes options for which the exercise price was greater than the average market price for common stock during the period. The company had 755,700 and 831,633 stock options outstanding during the three months ended September 30, 2007 and 2006, respectively, and 726,466 and 812,293 stock options outstanding during the nine months ended September 30, 2007 and 2006, respectively, that were antidilutive due to the inclusion of unearned compensation in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards is based on the treasury stock method, whereby assumed proceeds equivalent to the unearned compensation as defined by SFAS 123(R) related to the awards are assumed to be used to repurchase shares on the open market at the average market price for the period. The company had no antidilutive restricted shares for the three months and nine months ended September 30, 2007. The company had 400 and 377 restricted shares outstanding during the three months and nine months ended September 30, 2006, respectively, that were antidilutive.

During the third quarter of 2007, the company repurchased 2,966,130 shares of its common stock under a $161 million prepaid share repurchase transaction, which ended in September 2007.

Share-Based Compensation

Total share-based compensation expense, net of income tax, was $21 million in each of the nine-month periods ended September 30, 2007 and 2006. Pursuant to the company's share-based compensation plans, 760,700 non-qualified stock options, 803,706 shares of restricted stock and 5,400 restricted stock units were granted during the nine months ended September 30, 2007.

Capitalized Interest

The company recorded $29 million and $75 million of capitalized interest for the three months and nine months ended September 30, 2007, respectively, including the debt-related portion of allowance for funds used during construction. The company recorded $13 million and $36 million of capitalized interest for the three months and nine months ended September 30, 2006, respectively, including the debt-related portion of allowance for funds used during construction.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Net income	$305	$653	$810	$1,281
Foreign currency adjustments	12	6	19	(19)
Financial instruments*	(4)	(17)	3	2
Available-for-sale securities**	(9)	--	9	--
Net actuarial gain ***	(1)	--	9	--
Prior service cost ****	--	--	2	--
Comprehensive income	$303	$642	$852	$1,264

*

Net of income tax expense (benefit) of $(1) million and $(8) million for the three months ended September 30, 2007 and 2006,  respectively, and $6 million and $(1) million for the nine months ended September 30, 2007 and 2006, respectively.

**

Net of income tax expense (benefit) of $(5) million and $6 million for the three months and nine months ended September 30, 2007, respectively. The income tax expense was negligible for both the three months and nine months ended September 30, 2006.

***	Net of income tax expense of $6 million for the nine months ended September 30, 2007. The income tax benefit for the three months ended September 30, 2007 was negligible.
****	Net of income tax expense of $2 million for the nine months ended September 30, 2007.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Equity in income (losses) of unconsolidated subsidiaries*	$1	$358	$(11)	$340
Allowance for equity funds used during construction	6	5	16	12
Regulatory interest, net	--	(1)	(12)	2
Sundry, net**	(2)	14	68	21
Total	$5	$376	$61	$375

*   Includes $355 million and $344 million pretax gain on the sale of Sempra Generation’s investment in Topaz Power Partners in the three months and nine months ended September 30, 2006, respectively, as discussed in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

** The nine month period in 2007 includes $23 million net gains from interest rate swaps, as discussed in Note 7.

Income Taxes

In October 2007, Mexico enacted a new tax law, effective January 1, 2008. The company is evaluating the effect of the new law and will record the impact, if any, in the fourth quarter of 2007.

NOTE 7. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

At September 30, 2007, the company had available $5.0 billion in unused, committed lines of credit to provide liquidity and support commercial paper (the major components of which are detailed below). As of September 30, 2007, $36 million of the lines supported variable-rate debt.

Sempra Global has a $2.5 billion five-year syndicated revolving credit facility expiring in 2010 and a $750 million three-year syndicated revolving credit facility expiring in 2008. The five-year and three-year credit facilities include provisions for the issuance of up to $400 million and $500 million, respectively, of letters of credit on behalf of Sempra Global. At September 30, 2007, Sempra Global had letters of credit of $43 million outstanding under the five-year facility and no outstanding borrowings under either facility. The facilities provide support for $1.1 billion of commercial paper outstanding at September 30, 2007.

Sempra Commodities has a five-year syndicated revolving credit facility expiring in 2010 that provides for up to $1.72 billion of extensions of credit (consisting of borrowings, letters of credit and other credit support accommodations) to Sempra Commodities and certain of its affiliates. Letters of credit of $512 million were outstanding under the facility at September 30, 2007. At September 30, 2007, Sempra Commodities had $100 million of outstanding borrowings under this facility.

Sempra Commodities also has a $500 million three-year credit facility expiring in 2009 that provides for extensions of credit (consisting of borrowings, letters of credit and bank guarantees) to Sempra Commodities. Letters of credit of $482 million were outstanding under this facility at September 30, 2007. At September 30, 2007, Sempra Commodities had no outstanding borrowings under this facility.

Sempra LNG has a $1.25 billion five-year syndicated revolving credit facility expiring in 2009. The facility includes provisions for the issuance of letters of credit on behalf of Sempra LNG up to $200 million outstanding at any one time. Sempra LNG had $85 million of outstanding letters of credit under this facility at September 30, 2007. At September 30, 2007, Sempra LNG had no outstanding borrowings under this facility.

The Sempra Utilities have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At September 30, 2007, the Sempra Utilities had no outstanding borrowings under this facility.

Additional information concerning these credit facilities is provided in the Annual Report.

Guarantees

Sempra Energy, ConocoPhillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25-percent, 24-percent and 51-percent ownership interests, respectively, in Rockies Express Pipeline LLC (Rockies Express) which is constructing a natural gas pipeline to link natural gas producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. Rockies Express has entered into a $2 billion five-year credit facility expiring in 2011 that provides for revolving extensions of credit that are guaranteed severally by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages. Rockies Express had no outstanding borrowings under this facility at September 30, 2007. This facility supports the Rockies Express commercial paper program, which had $1.38 billion outstanding at September 30, 2007. In September 2007, Rockies Express issued $600 million of floating rate notes maturing in August 2009 that are guaranteed severally by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages. The fair value of these guarantees is negligible.

Uncommitted Lines of Credit

Under uncommitted facilities, lenders provide credit on a discretionary basis. Terms are generally consistent with existing committed credit facilities. At September 30, 2007, Sempra Commodities had $894 million in various uncommitted lines of credit which are fully guaranteed by Sempra Energy and bear interest at rates varying with market rates. At September 30, 2007, Sempra Commodities had $218 million of letters of credit outstanding supported by these lines.

Weighted Average Interest Rate

The company's weighted average interest rate on the total short-term debt outstanding was 6.19 percent at September 30, 2007.

Long-term Debt

In August 2007, the company redeemed $300 million of variable-rate notes due in May 2008.

In May 2007, the company redeemed $600 million of 4.621-percent notes.

In September 2007, SDG&E publicly offered and sold $250 million of 6.125-percent first mortgage bonds, maturing in 2037. Also in September 2007, SDG&E redeemed the $17 million remaining outstanding balance of its rate reduction bonds in advance of the scheduled maturity of December 26, 2007.

Debt of Employee Stock Ownership Plan (ESOP) and ESOP Trust

In July 2007, $50 million of the $81.5 million notes payable by the ESOP Trust was repriced at an interest rate of 5.781 percent for a 3-year term ending July 1, 2010. The remaining $31.5 million is being repriced weekly at market rates and is subject to repurchase by the ESOP.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. Generally, the company elects to apply hedge accounting to these instruments.

Fair value hedges

During 2004, to balance its mix of fixed and floating-rate debt, Sempra Energy entered into interest-rate swaps that effectively exchanged the fixed rate on $300 million of its $500 million 7.95-percent notes maturing in 2010 for a floating rate for the remaining term of the note. During 2003, SoCalGas entered into an interest-rate swap that effectively exchanged the fixed rate on $150 million of its $250 million 4.375-percent first mortgage bonds maturing in 2011 for a floating rate for the remaining term of the bonds. At September 30, 2007, market value adjustments since inception of the hedges of $2 million were recorded as an increase primarily in Fixed-price Contracts and Other Derivatives (in noncurrent assets as Sundry) and a corresponding increase in Long-term Debt without affecting net income or other comprehensive income. At September 30, 2006, market value adjustments since inception of the hedges of $4 million were recorded as an increase primarily in Fixed-price Contracts and Other Derivatives (in noncurrent liabilities) and an offsetting decrease in Long-term Debt without affecting net income or other comprehensive income. There has been no hedge ineffectiveness on these swaps.

Cash flow hedges

In the third quarter of 2005, the company entered into derivative transactions to hedge future interest payments associated with forecasted borrowings of $450 million for facilities related to Sempra LNG's Energía Costa Azul project. The swaps expire in 2027. During the second quarter of 2007, the company revised its borrowing plans in anticipation of net cash proceeds to be received in connection with the transaction related to Sempra Commodities discussed in Note 4. Accordingly, as of June 30, 2007, the company reclassified the cash flow hedge gain of $30 million pretax from Accumulated Other Comprehensive Income (Loss) into Other Income, Net in the Statements of Consolidated Income. In August 2007, the company entered into interest-rate swaps with a collective notional value of $450 million to economically offset the original swap instruments. The combined fair value of the original and offsetting swaps at September 30, 2007 and December 31, 2006 was $23 million and $12 million, respectively.

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing from 2034 through 2039 for fixed rates. The swaps expire in 2009. The fair value of these swaps at September 30, 2007 and December 31, 2006 was $2 million and $3 million, respectively. For the nine months ended September 30, 2007 and 2006, pretax income (loss) arising from the ineffective portion of interest-rate cash flow hedges was $(1) million and $1 million, respectively, and was recorded in Other Income, Net on the Statements of Consolidated

Income. These amounts included losses of $1 million in each of the three month periods ended September 30, 2007 and 2006.

The net effect of interest-rate cash flow hedges on other comprehensive income for the three months and nine months ended September 30, 2007 was a loss of a negligible amount and $9 million, respectively, including the reclassification discussed above. The net effect of interest-rate cash flow hedges on other comprehensive income for the three months and nine months ended September 30, 2006 was a loss of $13 million and a gain of $4 million, respectively. The balances in Accumulated Other Comprehensive Income (Loss) at September 30, 2007 and December 31, 2006 related to interest-rate cash flow hedges were a gain (loss) of $(1) million and $9 million, respectively.

NOTE 8. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. The company's fair value interest-rate swaps are discussed in Note 7.

Commodity Fair Value Hedges

For commodity derivative instruments designated as fair value hedges, the company recognized net pretax unrealized gains of $130 million and $10 million for the nine months ended September 30, 2007 and 2006, respectively, which represent portions of gains or losses on hedging instruments determined to be ineffective. These amounts include gains (losses) of $132 million and $(50) million for the nine months ended September 30, 2007 and 2006, respectively, which represent time value of money which is excluded for hedge assessment purposes. For commodity derivative instruments designated as fair value hedges, the company recognized net pretax unrealized gains of $51 million and $71 million for the three months ended September 30, 2007 and 2006, respectively, which represent portions of gains or losses on hedging instruments determined to be ineffective. These amounts include gains of $99 million and $60 million for the three months ended September 30, 2007 and 2006, respectively, which represent time value of money which is excluded for hedge assessment purposes. The ineffectiveness gains and losses relate to hedges of commodity inventory and are included in Operating Revenues from Sempra Global and Parent on the Statements of Consolidated Income.

Cash Flow Hedges

Interest-Rate Swaps

The company's interest-rate swaps to hedge cash flows are discussed in Note 7.

Other Cash Flow Hedges

For other derivative instruments designated as cash flow hedges, the company recognized net unrealized pretax gains of a negligible amount and $1 million for the three months and nine months ended September 30, 2007, respectively, which represent portions of gains on hedging instruments determined to be ineffective. For other derivative instruments designated as cash flow hedges, the company recognized net unrealized pretax gains of $24 million and $38 million for the three months and nine months ended September 30, 2006, respectively, which represent portions of gains on hedging instruments determined to be ineffective. For 2007 and 2006, the ineffectiveness amounts relate to hedges of natural gas purchases and sales related to transportation and storage capacity arrangements. For 2006, the ineffectiveness also relates to the phase-out of synthetic fuels income tax credits.

The balances in Accumulated Other Comprehensive Income (Loss) at September 30, 2007 and December 31, 2006 related to all cash flow hedges were losses of $47 million and $50 million, respectively, net of income tax. The company expects that losses of $40 million, which is net of income tax benefit, that is currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. However, in connection with the consummation of the transaction related to Sempra Commodities discussed in Note 4, a portion of the remaining cash flow hedge balance may be recognized at that time.

Sempra Commodities

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities, are as follows:

	September 30,	December 31,
(Dollars in millions)	2007	2006
TRADING ASSETS

Trading-related receivables and deposits, net:
Due from trading counterparties	$2,291	$2,610
Due from commodity clearing organizations and clearing brokers	338	437
	2,629	3,047
Derivative trading instruments:
Unrealized gains on swaps and forwards	2,030	2,389
OTC (over-the-counter) commodity options purchased	1,211	1,679
	3,241	4,068

Commodities owned	2,182	1,845
Total trading assets	$8,052	$8,960

TRADING LIABILITIES

Trading-related payables	$2,751	$3,211

Derivative trading instruments sold, not yet purchased:
Unrealized losses on swaps and forwards	1,561	1,670
OTC commodity options written	513	634
	2,074	2,304

Commodities sold with agreement to repurchase	678	537
Total trading liabilities	$5,503	$6,052

The average fair values during the three months ended September 30, 2007 for trading assets and liabilities were approximately $7.7 billion and $5.3 billion, respectively. For the three months ended September 30, 2006, the amounts were $8.8 billion and $6.3 billion, respectively. The average fair values during the nine months ended September 30, 2007 for trading assets and liabilities were approximately $8.5 billion and $5.8 billion, respectively. For the nine months ended September 30, 2006, the amounts were $9.7 billion and $7.3 billion, respectively.

Sempra Commodities' credit risk from physical and financial instruments as of September 30, 2007 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange-traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with its retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $1.4 billion and $1.9 billion at September 30, 2007 and December 31, 2006, respectively.

	September 30,	December 31,
(Dollars in millions)	2007	2006
Counterparty credit quality*
Commodity exchanges	$338	$437
AAA	8	19
AA	424	262
A	530	654
BBB	648	1,032
Below investment grade or not rated	1,004	1,011
Total	$2,952	$3,415

* As determined by rating agencies or by internal models intended to approximate rating agency determinations.

Sempra Utilities

At the Sempra Utilities, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments enable the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The Sempra Utilities record realized gains or losses on derivative instruments associated with transactions for electric energy and natural gas contracts in Cost of Electric Fuel and Purchased Power and Cost of Natural Gas respectively, on the Statements of Consolidated Income. On the Consolidated Balance Sheets, the Sempra Utilities record corresponding regulatory assets and liabilities related to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, options and repurchase agreements.

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

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of September 30, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets:
Trading derivatives	$441	$2,917	$486	$3,844
Commodity trading inventories	--	2,102	--	2,102
Other derivatives	25	41	4	70
Nuclear decommissioning trusts	447	289	--	736
Other	465	--	--	465
Total	$1,378	$5,349	$490	$7,217

Liabilities:
Trading derivatives	$163	$2,322	$16	$2,501
Other derivatives	7	18	--	25
Total	$170	$2,340	$16	$2,526

Trading derivatives in the Recurring Fair Value Measures table above include OTC unrealized values related to swaps, forwards and options, as well as open listed exchange transactions. However, exchange transactions, which are cash settled during the life of the transaction, are classified as part of Trading-related Receivables and Deposits, Net on the Consolidated Balance Sheets. The following table provides a reconciliation of these balances as of September 30, 2007.

	As of September 30, 2007
(Dollars in millions)	Assets	Liabilities
Derivative trading instruments:
Per Consolidated Balance Sheet	$3,241	$2,074
Unrealized revenues for exchange contracts	603	427
Per Recurring Fair Value Measures Table	$3,844	$2,501

The Recurring Fair Value Measures table above does not include certain commodity trading inventories which are carried on a lower-of-cost-or-market basis. The table does include a portion of commodity trading inventories for which fair value hedge accounting is applied.

(Dollars in millions)	As of September 30, 2007
Commodities owned:
Per Consolidated Balance Sheet	$2,182
Less: Commodities owned, recorded at lower-of-cost-or-market	(80)
Per Recurring Fair Value Measures Table	$2,102

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

Nuclear decommissioning trusts reflect the assets of SDG&E's nuclear decommissioning trusts, excluding cash balances, as discussed in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. Other derivatives include commodity and other derivative positions entered into primarily by the Sempra Utilities to manage customer price exposures, as well as interest-rate management instruments. Other assets represent dedicated assets in support of the company’s Supplemental Executive Retirement Plan, included in Sundry assets on the Consolidated Balance Sheets, and marketable securities.

The following table sets forth a reconciliation primarily of changes in the fair value of net trading derivatives classified as level 3 in the fair value hierarchy:

(Dollars in millions)	Nine months ended September 30, 2007
Balance as of January 1, 2007	$519
Realized and unrealized gains (losses)	(171)
Purchases, issuances and settlements	126
Transfers in and/or out of level 3	--
Balance as of September 30, 2007	$474

Change in unrealized gains (losses) relating to
instruments still held as of September 30, 2007	$112

Gains and losses (realized and unrealized) for level 3 recurring items are included primarily in Operating Revenues for Sempra Global and Parent on the Statements of Consolidated Income. The company believes an analysis of instruments classified as level 3 should be undertaken with the understanding that these items are generally economically hedged as a portfolio with instruments that may be classified in levels 1 and 2. Accordingly, gains or losses associated with level 3 balances may not necessarily reflect trends occurring in the underlying business. Further, unrealized gains and losses for the period from level 3 items are often offset by unrealized gains and losses on positions classified in level 1 or 2, as well as positions that have been realized during the quarter.

Transfers in and/or out represent existing assets or liabilities that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as level 3 for which the lowest significant input became observable during the period. There were no transfers in or out of level 3 during the period.

During the third quarter of 2007, the California Independent System Operator (ISO) began the process of allocating congestion revenue rights (CRRs) to load serving entities, including SDG&E. These instruments are considered derivatives and are recorded at fair value based on discounted cash flows. They are classified as level 3 and reflected in the table above. Changes in the fair value of CRRs, which were initially valued at $4 million, will be deferred and recorded in regulatory accounts to the extent they are recoverable through rates.

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a nonrecurring basis during the nine months ended September 30, 2007. The fair value measures classified as level 3 are calculated based on discounted expected future cash flows.

Nonrecurring Fair Value Measures	At fair value during the nine months ended September 30, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
OMEC*	$--	$8	$155	$163
Equity method investment**	--	--	32	32
	$--	$8	$187	$195

Liabilities:
OMEC*	$--	$--	$28	$28
Asset retirement obligations***	--	--	48	48
Total	$--	$--	$76	$76

*	Initial consolidation of OMEC LLC as discussed in Note 3.
**	Stock received from equity method investment in exchange for services rendered.
***	Update to SONGS decommissioning and other asset retirement obligation costs as discussed in Note 6.

NOTE 9. SEMPRA UTILITIES' REGULATORY MATTERS

Power Procurement and Resource Planning

Sunrise Powerlink Electric Transmission Line

SDG&E has an application on file with the California Public Utilities Commission (CPUC) proposing the construction of the Sunrise Powerlink, a 500-kV electric transmission line between the Imperial Valley and the San Diego region that will be able to deliver 1,000 megawatts (MW). The project, as proposed, is estimated to cost $1.3 billion, and SDG&E and the Imperial Irrigation District (IID) have entered into a Memorandum of Agreement (MOA) to build the project, subject to the negotiation of a definitive agreement. If the IID participates in the project in accordance with the MOA, SDG&E's share of the project cost is estimated to be $1 billion.

Phase I evidentiary hearings on the project were completed in October 2007, and the Administrative Law Judge (ALJ) has directed parties to submit opening briefs on project need and benefit on November 9, 2007 and reply briefs on November 30, 2007.

Phase II hearings are expected to commence in the first quarter of 2008 to address environmental issues associated with the project, including alternative project and route proposals. The CPUC will also issue a draft Environmental Impact Report (EIR) and Environmental Impact Study (EIS) for public comment and hold additional public participation hearings in response to their findings. The draft EIR/EIS, originally scheduled to be issued in August 2007, is now expected to be issued in January 2008. The final EIR/EIS is scheduled to be issued by June 2008. A final CPUC decision is expected in the third or fourth quarter of 2008.

Given this timeline, the company will not meet its original target date of mid-2010 for the commencement of Sunrise Powerlink operations. The earliest the company estimates this transmission line to be operational, assuming the project is approved by the CPUC as proposed in the company's original filing, would be 2011.

Renewable Energy

California Senate Bill 107 (SB 107), enacted in September 2006, requires California's investor-owned utilities (IOUs), including SDG&E, to achieve a 20-percent renewable energy portfolio by 2010.

At the end of October 2007, SDG&E has renewable energy supply under contract of approximately 13 percent of its projected retail demand by the end of 2010. A substantial portion of these contracts, however, are contingent upon many factors, including access to electric transmission infrastructure (including SDG&E's proposed Sunrise Powerlink transmission line), timely regulatory approval of contracted renewable energy projects, the renewable energy project developers' ability to obtain project financing, and successful development and implementation of the renewable energy technologies.

Given the revised Sunrise Powerlink EIR/EIS timeline, as discussed above, the Sunrise Powerlink transmission line, if approved, will not be in operation to provide transmission capability to meet the requirements of SB 107 by the 2010 deadline. Consequently, SDG&E believes it is unlikely that it will be able to meet the 2010 renewable energy requirement mandated by SB 107. SDG&E's failure to attain the 20-percent goal in 2010, or in any subsequent year, could subject it to a CPUC-imposed penalty, subject to flexible compliance measures, of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year under the current rules. SDG&E cannot determine if it will be subject to a penalty and believes the conditions under which any penalty would be applied would be subject to the flexible compliance measures and the CPUC's review of the circumstances for non-attainment.

Greenhouse Gas Regulation

Legislation was enacted in 2006, including Assembly Bill 32 and Senate Bill 1368 (SB 1368), mandating reductions in greenhouse gas emissions, which could affect costs and growth at the Sempra Utilities and at Sempra Generation's power plants. Any cost impact at the Sempra Utilities is expected to be recoverable through rates.

Long-term Procurement Plan

SDG&E filed its long-term procurement plan (LTPP) with the CPUC in December 2006, including a ten-year energy resource plan that details its expected portfolio of energy resources over the planning horizon of 2007 - 2016. The LTPP incorporates the renewable energy and greenhouse gas emissions performance standards established by the CPUC and by SB 107 and SB 1368. SDG&E's LTPP identifies, among other details, the need for additional generation resources beginning in 2010, including a baseload plant in 2012. A draft decision is expected by the end of 2007 and a final decision in early 2008. Consistent with its LTPP, SDG&E has separately filed an application with the CPUC in August 2007 seeking authority to exercise its option to acquire in 2011, at net book value on the date of acquisition, the El Dorado power plant. A draft decision is expected in November 2007, and a final decision is expected in December 2007.

General Rate Case

In April 2007, SoCalGas and SDG&E each filed an amendment to their original 2008 General Rate Case applications (2008 GRC) as filed in December 2006 with the CPUC. The 2008 GRC applications, as amended, establish the authorized margin requirements and the ratemaking mechanisms by which those margin requirements would change annually effective in 2008 through 2013 (2008 GRC rate period). The amended 2008 GRC requests represent increases in SoCalGas' and SDG&E's annual authorized margin of $130 million and $224 million, respectively, as compared to 2007 authorized margins. As part of the General Rate Case process, applications are subject to review and testimony by various groups representing the interests of ratepayers and other constituents. In July 2007, the CPUC's Division of Ratepayer Advocates (DRA) submitted testimony to the CPUC proposing, among other things, reductions to SoCalGas' and SDG&E's requested margin requirements by $201 million and $145 million, respectively. In addition, the DRA proposed a 5-year term as the applicable 2008 GRC rate period as compared to the 6-year term proposed by the Sempra Utilities. Testimony submitted to the CPUC by certain other advocacy groups proposes, among other things, additional reductions in the requested margin requirements beyond those proposed by the DRA.

In July 2007, both SoCalGas and SDG&E submitted rebuttal testimony to the CPUC responding to the DRA's and other advocacy groups' testimonies. Public hearings on the 2008 GRCs were held in August 2007 and September 2007. A final decision is expected in the first quarter of 2008. Both SoCalGas and SDG&E have filed requests with the CPUC to make any decision on the 2008 GRC effective retroactive to January 1, 2008.

Phase II of this proceeding, which deals with cost allocation among customer classes, began with public hearings in early September 2007. The GRC filing proposes a number of energy conservation initiatives for all customer classes, with incentives for reduced electricity usage. The filing also proposes the gradual elimination of residential rate caps that have been required by state legislation since the California energy crisis in 2001. An all-party settlement agreement was reached and filed with the CPUC in October 2007. The settlement agreement does not resolve all issues in the proceeding and specifically does not address SDG&E's proposal to gradually eliminate residential rate caps. Comments on the settlement agreement and evidentiary hearings on the remaining issues in the proceeding will be completed by November 2007. A final CPUC decision is expected in early 2008.

Cost of Capital Proceeding

SDG&E filed an application with the CPUC in May 2007 seeking to update its cost of capital, authorized return on equity (ROE) and debt/equity ratios. SDG&E is requesting, among other things, an 11.60 percent ROE (compared to its current ROE of 10.70 percent), to be effective in 2008. SDG&E also is seeking to maintain its current capital structure of 49 percent common equity, 5.75 percent preferred stock and 45.25 percent debt. Evidentiary hearings were held in September 2007, and a final CPUC decision is expected by the end of 2007.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR), demand-side management and Gas Cost Incentive Mechanism (GCIM) awards are not included in the company's earnings until CPUC approval of each award is received. All awards discussed below are on a pretax basis.

In May 2007, the CPUC approved SDG&E's Gas PBR Year 13 activities, and the resulting $2 million shareholder award was recognized in earnings in the second quarter of 2007. In July 2007, SDG&E received approval of its 2006 Operational PBR shareholder award of $9 million, which was included in the company's earnings in the third quarter of 2007.

In July 2007, SoCalGas received approval of its 2006 Operational PBR shareholder award of $1 million, which was included in the company's earnings in the third quarter of 2007. On November 1, 2007, SoCalGas received approval of its GCIM Year 12 application requesting a shareholder award of $10 million, which will be recorded in the fourth quarter of 2007. In October 2007, the DRA recommended approval of SoCalGas' GCIM Year 13 application, which was filed with the CPUC in June 2007, seeking a $9 million shareholder reward. A final CPUC decision is expected in the first half of 2008.

In September 2007, the CPUC established a mechanism to financially reward or penalize the IOUs for their performance on post-2005 energy-efficiency programs. The mechanism rewards or penalizes the IOUs based upon specific portfolio performance goals to reduce energy consumption. The program provides for three-year cycles, with the first three-year cycle covering 2006 through 2008. The company's maximum rewards and penalties, on a pretax basis, are $50 million and $20 million for SDG&E and SoCalGas, respectively. Generally, the company will be entitled to rewards when the energy cost savings are 85-125 percent of goal for SDG&E and 80-110 percent of goal for SoCalGas. The company is subject to penalties when the savings are less than 65 percent of goal, with the maximum penalty reached when savings are 35 percent of goal for SDG&E and 55 percent of goal for SoCalGas. No incentive or penalty applies for performance between 65-85 percent for SDG&E and 65-80 percent for SoCalGas.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At September 30, 2007, the company's reserves for litigation matters were $600 million, of which $447 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The balance reflects a reduction of $83 million for the August 2007 payment related to the Continental Forge settlement, discussed below, and an increase of $59 million in litigation reserves in the third quarter of 2007. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

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

The San Diego County Superior Court entered a final order approving the settlement of the Continental Forge class-action litigation as fair and reasonable in July 2006. The California Attorney General and the Department of Water Resources (DWR) have appealed the final order. Oral argument is expected to take place in 2008. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement in September 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but the company is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

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

Additional consideration for the January 2006 California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified liquefied natural gas (LNG) from its LNG terminal being constructed in Baja California, Mexico, for a period of 18 years at the California border index price minus $0.02 per million British thermal units (MMBtu). The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC in July 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. Based on the expected contractual volumes of power to be delivered, this discount would have potential value aggregating $300 million over the contract's then remaining six-year term. As a result of recording the price discount of the DWR contract in 2005, subsequent earnings reported on the DWR contract reflect original rather than discounted power prices. The price reductions would be offset by any amounts in excess of a $150 million threshold up to the full amount of the price reduction that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

Under the terms of the January 2006 settlements, $83 million was paid in August 2006 and an additional $83 million was paid in August 2007. Of the remaining amounts, $25.8 million is to be paid on the closing date of the January 2006 settlements, which will take place after the resolution of all appeals, and $24.8 million will be paid on each successive anniversary of the closing date through the seventh anniversary of the closing date, as adjusted for the City of Los Angeles settlement. Under the terms of the City of Los Angeles settlement, $8.5 million was paid on April 25, 2007. The reserves recorded for the California and Nevada settlements in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract. A portion of the reserves was discounted at 7 percent, the rate specified for prepayments in the settlement agreement. For payments not addressed in the agreement and for periods from the settlement date through the estimated date of the first payment, 5 percent was used to approximate the company’s average cost of financing.

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

In February 2006, the DWR commenced additional arbitration against Sempra Generation relating to the manner in which Sempra Generation schedules its Mexicali plant. The DWR seeks $100 million in damages and an order terminating the contract. In July 2007, the arbitration panel issued an order finding that the claims asserted by the DWR in the arbitration were subject to the FERC's exclusive jurisdiction, and staying the matter until any proceedings filed by the DWR at the FERC are final. On September 18, 2007, the DWR filed a Petition for Declaratory Order at the FERC asking the agency to declare it does not have and will not assert jurisdiction over the claims posed by the DWR. Sempra Generation responded to the petition on October 9, 2007.

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

The California Energy Oversight Board, the CPUC and others filed petitions appealing 2003 FERC orders upholding the DWR's contracts with Sempra Generation and other power suppliers under the Mobile-Sierra doctrine's "public interest" standard of review. In December 2006, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) granted the appeals and remanded the cases (including a companion case involving contracts in Nevada, Washington and California) back to the FERC for additional proceedings consistent with the court's rulings. In particular, the court instructed the FERC to reconsider the appropriate standard to apply in its review of the contracts, and consider applying a more rigorous review upon remand. In May 2007, Sempra Generation and other power suppliers petitioned the United States Supreme Court to review the Ninth Circuit Court of Appeals' decisions. In September 2007, the U.S. Supreme Court granted the requests for review in the companion case noted above. Opening briefs on the merits of this companion case are due at the Supreme Court in November 2007, with oral argument expected in February 2008. The requests for review in the case involving the DWR contracts will remain on hold pending the resolution of the companion case.

Other Natural Gas Cases

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges a conspiracy to manipulate and inflate the prices that Nevada Power had to pay for its natural gas by preventing the construction of natural gas pipelines to serve Nevada and other Western states, and reporting artificially inflated prices to trade publications. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve the claims. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and the case is expected to return to the District Court for further proceedings.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 state antitrust actions that have been coordinated in San Diego Superior Court against Sempra Energy, the Sempra Utilities and Sempra Commodities and other, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. In July 2007, the Superior Court stayed the portion of the proceeding involving all but three of the 13 individual plaintiffs who brought actions against the company because they are class members in the Continental Forge settlement class described above.

Pending in the U.S. District Court in Nevada are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The court dismissed four of these actions, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and these cases are expected to return to the District Court for further proceedings.

Electricity Cases

In May 2004, Wah Chang, a specialty metals manufacturer in Oregon, filed a lawsuit in U.S. District Court in Oregon alleging that numerous entities, including Sempra Energy, Sempra Generation and Sempra Commodities, unlawfully manipulated wholesale electricity markets in California and the Pacific Northwest. The case was subsequently transferred to the U.S. District Court in San Diego and dismissed in February 2005 based on the Court’s determination that the FERC had exclusive jurisdiction to resolve the claims. After oral argument in April 2007, the Ninth Circuit Court of Appeals took plaintiff’s appeals under submission.

In November 2006, the U.S. District Court in San Diego dismissed a lawsuit filed by the California Attorney General in November 2005 against Sempra Commodities alleging illegal market-gaming activities during the California energy crisis and claiming unspecified civil penalties and damages. The court ruled that only the FERC has the authority to regulate wholesale energy markets. The court also declined to remand the case to state court. The FERC has previously investigated and entered into settlements with numerous energy trading companies, including Sempra Commodities, regarding similar allegations. The California Attorney General has appealed the dismissal.

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

Various parties appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC had erred in not considering other remedies, such as disgorgement of profits, for tariff violations that are alleged to have occurred prior to October 2, 2000. The Court of Appeals remanded the matter to the FERC for further proceedings. In August 2007, the Ninth Circuit Court of Appeals issued a decision reversing and remanding FERC orders declining to provide refunds in a related proceeding regarding short-term bilateral sales up to one month in the Pacific Northwest. The court found that some of the short-term sales between the DWR and various sellers (including Sempra Commodities) that had previously been excluded from the refund proceeding involving sales in the ISO and PX markets in California, were within the scope of the Pacific Northwest refund proceeding. Sempra Commodities intends to seek further judicial review of this decision, but it is possible that on remand, the FERC could order refunds for short-term sales to the DWR in the Pacific Northwest refund proceeding.

Sempra Commodities has reserves for its estimated refund liability that reflect the estimated effect of the FERC's revision of the benchmark prices it will use to calculate refunds and other refund-related developments. Sempra Generation has recorded its share of the amounts related to its transactions with Sempra Commodities.

SDG&E has been awarded $159 million through September 30, 2007, in settlement of certain claims against electricity suppliers related to the 2000 - 2001 California energy crisis. The net proceeds of these settlements are for the benefit of ratepayers and for the payment of third party fees associated with the recovery of these claims. All monies have been received by SDG&E.

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

At September 30, 2007, Sempra Commodities is owed approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the California ISO and PX refund case. The company believes adequate reserves have been recorded.

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

Other Litigation

The company and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs claiming that various emissions resulted in cancer or fear of cancer. The company has submitted the case to its insurers, who have reserved their rights with respect to coverage. In November 2006, the court granted the defendants' summary judgment motions based on lack of medical causation for the 12 initial plaintiffs scheduled to go to trial first. The court also granted the company's separate summary judgment motion on punitive damages. Plaintiffs filed a notice of appeal in March 2007. The court has stayed the case as to the remaining plaintiffs pending the appeal.

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

Argentine Investments

On July 19, 2007, the tribunal officially closed arbitration proceedings under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of Sempra Pipelines & Storage's investments that has resulted from Argentine governmental actions. The ruling received on September 28, 2007, states that the Argentine government breached its obligations to accord the company fair and equitable treatment and awards the company compensation of $172 million, which includes interest up to the award date. The company will recognize the award when collectibility is assured. Additional information regarding this investment is provided in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

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

	Three months ended September 30,				Nine months ended September 30,
(Dollars in millions)	2007		2006		2007		2006
OPERATING REVENUES
SoCalGas	$819	31%	$812	30%	$3,168	38%	$3,145	37%
SDG&E	716	27	703	26	2,084	25	2,089	25
Sempra Commodities	679	25	784	29	1,901	23	2,178	26
Sempra Generation	390	15	379	14	1,064	13	1,032	12
Sempra Pipelines & Storage	81	3	80	3	242	3	228	2
Adjustments and eliminations	(1)	--	(42)	(1)	(74)	(1)	(92)	(1)
Intersegment revenues	(21)	(1)	(22)	(1)	(57)	(1)	(64)	(1)
Total	$2,663	100%	$2,694	100%	$8,328	100%	$8,516	100%
INTEREST EXPENSE
SoCalGas	$18		$19		$53		$53
SDG&E	24		25		71		71
Sempra Commodities	18		19		35		52
Sempra Generation	4		3		11		10
Sempra Pipelines & Storage	4		3		12		12
All other	49		65		158		212
Intercompany eliminations	(49)		(44)		(136)		(137)
Total	$68		$90		$204		$273
INTEREST INCOME
SoCalGas	$8		$7		$22		$23
SDG&E	2		--		4		(4)
Sempra Commodities	4		2		19		4
Sempra Generation	6		9		22		12
Sempra Pipelines & Storage	3		4		11		13
All other	38		56		120		162
Intercompany eliminations	(49)		(44)		(136)		(137)
Total	$12		$34		$62		$73
DEPRECIATION AND AMORTIZATION
SoCalGas	$71	41%	$67	41%	$210	41%	$200	41%
SDG&E	75	43	72	44	225	44	219	44
Sempra Commodities	6	3	6	4	19	3	19	4
Sempra Generation	16	9	12	7	41	8	34	7
Sempra Pipelines & Storage	3	2	3	2	9	2	9	2
All other	3	2	3	2	10	2	10	2
Total	$174	100%	$163	100%	$514	100%	$491	100%
INCOME TAX EXPENSE (BENEFIT)
SoCalGas	$44		$59		$122		$139
SDG&E	28		53		101		126
Sempra Commodities	66		61		156		169
Sempra Generation	32		182		76		216
Sempra Pipelines & Storage	1		1		(2)		(8)
All other	(36)		(99)		(112)		(181)
Total	$135		$257		$341		$461
EQUITY IN EARNINGS (LOSSES) OF
UNCONSOLIDATED SUBSIDIARIES
Earnings (losses) recorded before tax:
Sempra Generation	$7		$364		$6		$354
Sempra Pipelines & Storage	(2)		--		(5)		1
All other	(4)		(6)		(12)		(15)
Total	$1		$358		$(11)		$340
Earnings (losses) recorded net of tax:
Sempra Pipelines & Storage	$19		$16		$46		$40
Sempra Commodities	--		--		40		--
Total	$19		$16		$86		$40

	Three months ended September 30,				Nine months ended September 30,
(Dollars in millions)	2007		2006		2007		2006
NET INCOME (LOSS)
SoCalGas *	$63	21%	$61	9%	$172	21%	$168	13%
SDG&E *	123	40	70	11	236	29	182	14
Sempra Commodities	87	28	105	16	313	39	290	23
Sempra Generation	58	19	265	41	122	15	322	25
Sempra Pipelines & Storage	17	6	19	3	50	6	58	5
Discontinued operations	(25)	(8)	110	17	(27)	(3)	319	25
All other	(18)	(6)	23	3	(56)	(7)	(58)	(5)
Total	$305	100%	$653	100%	$810	100%	$1,281	100%

* after preferred dividends

	Nine months ended September 30,
(Dollars in millions)	2007		2006
CAPITAL EXPENDITURES
SoCalGas	$300	22%	$284	21%
SDG&E	479	35	880	66
Sempra Commodities	31	2	21	1
Sempra Generation	8	1	37	3
Sempra Pipelines & Storage	180	13	108	8
All other	359	27	479	36
Intercompany eliminations	--	--	(468)	(35)
Total	$1,357	100%	$1,341	100%

	September 30,		December 31,
(Dollars in millions)	2007		2006
ASSETS
SoCalGas	$6,258	21%	$6,359	22%
SDG&E	8,435	29	7,795	27
Sempra Commodities	9,589	33	9,881	34
Sempra Generation	2,034	7	2,416	8
Sempra Pipelines & Storage	2,032	7	2,215	8
Discontinued operations	18	--	62	--
All other	2,116	7	1,922	7
Intercompany receivables	(1,180)	(4)	(1,701)	(6)
Total	$29,302	100%	$28,949	100%
INVESTMENTS IN EQUITY-METHOD INVESTEES
Sempra Commodities	$30		$--
Sempra Generation	205		212
Sempra Pipelines & Storage	651		604
All other	53		78
Total	$939		$894

NOTE 12. SUBSEQUENT EVENT -- SOUTHERN CALIFORNIA WILDFIRES

In October 2007, major wildfires throughout Southern California destroyed many homes, damaged utility infrastructure and disrupted utility services. The causes of the more than 20 fires remain under investigation, including the possible role in some of the San Diego County fires of SDG&E power lines affected by high winds. On October 21, 2007, Governor Arnold Schwarzenegger declared a state of emergency for seven California counties, including the County of San Diego and six counties within SoCalGas' service territory. The Sempra Utilities will each apply to the CPUC to recover any material incremental costs of restoring utility services and utility facilities damaged by the wildfires in cost recovery proceedings applicable to disaster events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2006 Annual Report on Form 10-K (Annual Report).

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide electric, natural gas and other energy products and services to its customers. Operations are divided into the Sempra Utilities and Sempra Global. The Sempra Utilities are Southern California Gas Company (SoCalGas) and San Diego Gas & Electric Company (SDG&E), which serve consumers from California's Central Valley to the Mexican border. Sempra Global is a holding company for most of the subsidiaries of Sempra Energy that are not subject to California utility regulation. Sempra Global's principal subsidiaries provide the following energy-related products and services:

•

Sempra Commodities is primarily a wholesale and retail trader of physical and financial products, including natural gas, power, petroleum and petroleum products and other commodities; and also is a trader and wholesaler of base metals. On July 9, 2007, the company entered into an agreement with The Royal Bank of Scotland plc (RBS) to form a partnership to purchase and operate the company's commodity-marketing businesses, which generally comprise the Sempra Commodities segment. This agreement is discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

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

RESULTS OF OPERATIONS

Income from continuing operations decreased by $125 million (13%) in the nine months ended September 30, 2007 to $837 million and by $213 million (39%) in the three months ended September 30, 2007 to $330 million. The decrease was primarily due to Sempra Generation's sale of its investment in Topaz Power Partners (Topaz) in 2006, resulting in an after-tax gain in continuing operations of $211 million in the third quarter of 2006, as discussed in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. This decrease was partially offset by improved results in 2007 at Sempra Commodities for the nine month period and SDG&E for both periods.

Net income decreased by $471 million (37%) for the nine months ended September 30, 2007 to $810 million and by $348 million (53%) for the three months ended September 30, 2007 to $305 million. In addition to the sale of Topaz in continuing operations noted above, the decreases in net income primarily resulted from higher net income from discontinued operations in 2006. As discussed further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Generation sold its Twin Oaks power plant and its Energy Services and Facilities Management businesses during the second quarter of 2006 and its exploration and production subsidiary, Sempra Energy Production Company (SEPCO) in the third quarter of 2006, resulting in gains on disposal in discontinued operations of $105 million and $352 million in the three months and nine months ended September 30, 2006, respectively. Additional information is provided in "Business Unit Results" below.

Net Income (Loss) by Business Unit

	Nine months ended September 30,
(Dollars in millions)	2007		2006
Sempra Utilities
Southern California Gas Company *	$172	21%	$168	13%
San Diego Gas & Electric Company *	236	29	182	14
Total Sempra Utilities	408	50	350	27

Sempra Global
Sempra Commodities	313	39	290	23
Sempra Generation **	122	15	322	25
Sempra Pipelines & Storage **	50	6	58	5
Sempra LNG	(27)	(3)	(35)	(3)
Total Sempra Global	458	57	635	50

Parent and other ***	(29)	(4)	(23)	(2)
Income from continuing operations	837	103	962	75
Discontinued operations, net of income tax	(27)	(3)	319	25
Net income	$810	100%	$1,281	100%

	Three months ended September 30,
(Dollars in millions)	2007		2006
Sempra Utilities
Southern California Gas Company *	$63	21%	$61	9%
San Diego Gas & Electric Company *	123	40	70	11
Total Sempra Utilities	186	61	131	20

Sempra Global
Sempra Commodities	87	28	105	16
Sempra Generation **	58	19	265	41
Sempra Pipelines & Storage **	17	6	19	3
Sempra LNG	(4)	(1)	(13)	(2)
Total Sempra Global	158	52	376	58

Parent and other ***	(14)	(5)	36	5
Income from continuing operations	330	108	543	83
Discontinued operations, net of income tax	(25)	(8)	110	17
Net income	$305	100%	$653	100%

*	After preferred dividends.
**	Excludes amounts now classified as discontinued operations.
***

Includes after tax interest expense of $61 million and $78 million for the nine months ended September 30, 2007 and 2006, respectively, and $20 million and $25 million for the three months ended September 30, 2007 and 2006, respectively; intercompany eliminations recorded in consolidation; and certain corporate costs incurred at Sempra Global.

Sempra Utilities Revenues and Cost of Sales

During the nine months ended September 30, 2007, natural gas revenues increased compared to the corresponding period in 2006, primarily as a result of higher authorized revenues and higher refundable costs, offset by lower cost of natural gas. Electric revenues decreased for the nine months ended September 30, 2007 compared to the corresponding period in 2006, primarily due to lower cost of electric fuel and purchased power, offset by higher authorized revenues. Electric revenues increased for the three months ended September 30, 2007 due to higher authorized revenues in 2007, regulatory awards in 2007 and higher refundable costs in 2007, offset by lower cost of electric fuel and purchased power.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to customers on a substantially concurrent basis. However, SoCalGas' gas cost incentive mechanism and SDG&E's natural gas procurement performance-based regulation mechanism allow the Sempra Utilities to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the natural gas and electric volumes and revenues by customer class for the nine month periods ended September 30.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2007:
Residential	198	$2,234	1	$3	199	$2,237
Commercial and industrial	92	856	207	155	299	1,011
Electric generation plants	--	--	199	85	199	85
Wholesale	--	--	14	6	14	6
	290	$3,090	421	$249	711	3,339
Balancing accounts and other						261
Total						$3,600

2006:
Residential	200	$2,322	1	$4	201	$2,326
Commercial and industrial	92	881	206	162	298	1,043
Electric generation plants	--	1	196	92	196	93
Wholesale	--	--	16	6	16	6
	292	$3,204	419	$264	711	3,468
Balancing accounts and other						98
Total						$3,566

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2007		2006
	Volumes	Revenue	Volumes	Revenue
Residential	5,678	$755	5,697	$692
Commercial	5,391	659	5,215	541
Industrial	1,699	175	1,681	133
Direct access	2,401	88	2,569	101
Street and highway lighting	79	9	76	8
Off system sales	--	--	228	13
	15,248	1,686	15,466	1,488
Balancing accounts and other		(92)		136
Total		$1,594		$1,624

Although commodity costs associated with long-term contracts allocated to SDG&E from the Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Sempra Global and Parent Operating Revenues

Sempra Global and Parent operating revenues decreased by $192 million (6%) in the nine months ended September 30, 2007 to $3.1 billion and by $52 million (4%) in the three months ended September 30, 2007 to $1.1 billion. The decreases in both periods were primarily attributable to trading activity at Sempra Commodities, primarily as a result of volatility in the natural gas, power and metals markets. The decrease in the nine months ended September 30, 2007 was partially offset by higher Sempra Generation operating revenues, primarily due to higher merchant customer sales resulting from increased sales volumes and higher prices.

Sempra Global and Parent Cost of Natural Gas, Electric Fuel and Purchased Power

Sempra Global and Parent cost of natural gas, electric fuel and purchased power increased by $82 million (10%) in the nine months ended September 30, 2007 to $945 million. The increase was primarily due to higher costs associated with power deliveries to merchant customers at Sempra Generation.

Sempra Global and Parent Other Cost of Sales

Sempra Global and Parent other cost of sales decreased by $277 million (26%) in the nine months ended September 30, 2007 to $796 million and by $128 million (33%) in the three months ended September 30, 2007 to $256 million. The decreases were primarily due to lower capacity costs related to power and natural gas trading activity at Sempra Commodities.

Other Operating Expenses

Other operating expenses increased by $85 million (4%) in the nine months ended September 30, 2007 to $2.1 billion and by $44 million (7%) in the three months ended September 30, 2007 to $699 million. The increases were primarily due to higher net refundable costs at the Sempra Utilities.

Litigation Expense

Litigation expense increased by $26 million (60%) in the nine months ended September 30, 2007 to $69 million and by $47 million (392%) in the three months ended September 30, 2007 to $59 million. The increases were primarily due to increases in energy crisis litigation reserves. The nine months ended September 30, 2006 included litigation expense of $20 million related to the DWR arbitration decision.

Other Income, Net

Other income, net, which consists primarily of equity earnings from unconsolidated subsidiaries, allowance for equity funds used during construction and regulatory interest, decreased by $314 million (84%) in the nine months ended September 30, 2007 to $61 million and by $371 million (99%) in the three months ended September 30, 2007 to $5 million. The decreases were primarily due to the pretax gain on the 2006 sale of the Topaz power plants, which was $344 million and $355 million for the nine months and three months ended September 30, 2006, respectively. The gain was included in equity in income from unconsolidated subsidiaries. Other income, net, also included $23 million net pretax gain from interest rate swaps for the nine months ended September 30, 2007, compared to $7 million net pretax loss from interest rate swaps for the three months ended September 30, 2007.

Interest Income

Interest income decreased by $11 million (15%) in the nine months ended September 30, 2007 to $62 million and by $22 million (65%) in the three months ended September 30, 2007 to $12 million. The decrease for the nine-month period was primarily due to $13 million of interest income in 2006 related to an insurance claim and $12 million favorable resolution of a state income tax matter in 2006, offset by a higher average balance in 2007 of short-term investments, which are included in Cash and Cash Equivalents on the Consolidated Balance Sheets. The decrease for the three-month period was primarily due to the favorable resolution of the state income tax matter in 2006 and lower interest income from short-term investments.

Interest Expense

Interest expense decreased by $69 million (25%) in the nine months ended September 30, 2007 to $204 million and by $22 million (24%) in the three months ended September 30, 2007 to $68 million. The decreases in 2007 were due to higher capitalized interest and lower interest expense from repayment of long-term debt.

Income Taxes

Income tax expense was $341 million and $461 million for the nine months ended September 30, 2007 and 2006, respectively, and the effective income tax rates were 31 percent and 33 percent, respectively. Income tax expense was $135 million and $257 million for the three months ended September 30, 2007 and 2006, respectively, and the effective income tax rates were 30 percent and 33 percent, respectively.

The decrease in expense for the three months and nine months ended September 30, 2007 was due primarily to lower pretax income. The effective income tax rate was also lower in both periods in 2007 due to a higher portion of income from lower tax jurisdictions, partially offset by lower favorable resolution of prior years' income tax issues in 2007.

Equity in Earnings of Certain Unconsolidated Subsidiaries

In February 2007, Sempra Commodities sold its interests in an equity-method investment, along with a related cost-basis investment, receiving cash and a 12.7-percent interest in a newly formed entity. The after-tax gain on this transaction, recorded in Equity in Earnings of Certain Unconsolidated Subsidiaries, was $30 million.

Discontinued Operations

Loss from discontinued operations was $27 million for the nine months ended September 30, 2007 compared to income from discontinued operations of $319 million for the same period in 2006. Loss from discontinued operations was $25 million for the three months ended September 30, 2007 compared to income from discontinued operations of $110 million for the same period in 2006. The 2006 results include the sales of Sempra Generation's Twin Oaks power plant and its Energy Services and Facilities Management businesses during the second quarter of 2006. In July 2006, Sempra Generation sold SEPCO, its exploration and production subsidiary.

Note 5 of the Notes to Condensed Consolidated Financial Statements herein and Note 4 of the Notes to Consolidated Financial Statements in the Annual Report provide further details on these discontinued operations.

Net Income

Business Unit Results

Southern California Gas Company

Net income for SoCalGas increased by $4 million (2%) in the nine months ended September 30, 2007 to $172 million and by $2 million (3%) in the three months ended September 30, 2007 to $63 million. The increase for the nine months ended September 30, 2007 was primarily due to a lower effective income tax rate in 2007, offset by the favorable resolution of a natural gas royalty matter in 2006.

San Diego Gas & Electric Company

Net income increased by $54 million (30%) in the nine months ended September 30, 2007 to $236 million and by $53 million (76%) in the three months ended September 30, 2007 to $123 million. The increase for the nine months ended September 30, 2007 was primarily due to $18 million from the higher favorable resolution of prior years' income tax issues in 2007, $15 million from higher electric transmission earnings, $8 million due to the Palomar electric generation facility operating for nine months in 2007 as compared to six months in 2006 and $8 million due to a lower effective income tax rate in 2007. The increase for the three months ended September 30, 2007 was primarily due to $22 million from the higher favorable resolution of prior years' income tax issues in 2007, $13 million due to higher favorable resolution of regulatory matters, $6 million due to a lower effective income tax rate in 2007 and $5 million due to regulatory awards in 2007.

Sempra Commodities

Sempra Commodities' net income increased by $23 million (8%) in the nine months ended September 30, 2007 to $313 million and decreased by $18 million (17%) in the three months ended September 30, 2007 to $87 million. The increase in the nine months ended September 30, 2007 was primarily due to improved margins in metals and petroleum, partially offset by decreased margins for natural gas and power, as detailed below. Results for the nine months of 2007 include an $18 million gain (after related costs) on the sale of investments. Margin for the nine months ended September 30, 2007 also included $32 million in the power product line representing the value of preferred stock received for services rendered. The decrease in the three months ended September 30, 2007 was primarily due to a $21 million impact to net income due to an increase in reserves related to energy crisis litigation and an $18 million reduction due to the phase-out of synthetic fuels tax credits, partially offset by increased margins primarily for natural gas and metals. A portion of the decrease in the three months ended September 30, 2007 was also the result of earnings variability associated with certain commodity inventories and storage and transportation capacity contracts not being marked to market while the corresponding hedges qualify as derivative instruments and are marked to market. Earnings variability will continue in future periods as a result of these factors.

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

	Nine months ended September 30,
Margin (Dollars in millions)	2007		2006
Geographical:
North America	$780	77%	$839	85%
Europe and Asia	239	23	152	15
	$1,019	100%	$991	100%
Product Line:
Natural gas	$336	33%	$430	43%
Power	290	28	327	33
Oil - crude and products	149	15	113	12
Metals	204	20	78	8
Other	40	4	43	4
	$1,019	100%	$991	100%

	Three months ended September 30,
Margin (Dollars in millions)	2007		2006
Geographical:
North America	$288	75%	$233	65%
Europe and Asia	97	25	128	35
	$385	100%	$361	100%
Product Line:
Natural gas	$180	47%	$146	40%
Power	91	23	116	32
Oil - crude and products	35	9	27	8
Metals	80	21	53	15
Other	(1)	--	19	5
	$385	100%	$361	100%

For the nine months ended September 30, 2007 and 2006, Other includes synthetic fuels credit operations of $38 million and $74 million, respectively, which contributed $10 million and $24 million to net income for the same periods, respectively. For the three months ended September 30, 2007 and 2006, Other includes synthetic fuels credit operations of $(6) million and $41 million, respectively, which contributed $(4) million and $14 million to net income for the same periods, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Revenues	$679	$784	$1,901	$2,178
Cost of sales	(256)	(384)	(796)	(1,073)
	423	400	1,105	1,105
Other related costs	(38)	(39)	(86)	(114)
Margin	$385	$361	$1,019	$991

A summary of Sempra Commodities' unrealized revenues for trading activities follows:

	Nine months ended September 30,
(Dollars in millions)	2007	2006
Balance at January 1	$1,913	$1,488
Additions	1,437	2,186
Realized	(2,024)	(2,353)
SFAS 157 cumulative effect *	19	--
Balance at September 30	$1,345	$1,321

* Notes 2 and 8 of the Notes to Condensed Consolidated Financial Statements herein provide additional information on SFAS 157.

The estimated fair values as of September 30, 2007, and the scheduled maturities related to the unrealized revenues are (dollars in millions):

	Fair Market	Scheduled Maturity (in months)
Source of fair value	Value	0-12	13-24	25-36	>36
Over-the-counter (OTC)
fair value of forwards, swaps and options *	$1,169	$740	$170	$89	$170
Exchange contracts **	176	143	62	37	(66)
Total	$1,345	$883	$232	$126	$104

* The present value of unrealized revenue to be received from outstanding OTC contracts.
** Cash received (paid) associated with open exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income decreased by $200 million (62%) in the nine months ended September 30, 2007 to $122 million and by $207 million (78%) in the three months ended September 30, 2007 to $58 million. The decreases were primarily due to the gain from the sale of the Topaz power plants, which was $204 million for the nine months ended September 30, 2006, and $211 million for the three months ended September 30, 2006.

Sempra Pipelines & Storage

Net income for Sempra Pipelines & Storage decreased by $8 million (14%) in the nine months ended September 30, 2007 to $50 million and by $2 million (11%) in the three months ended September 30, 2007 to $17 million. The decrease in the nine months ended September 30, 2007 was primarily due to the favorable resolution of prior years' income tax issues in 2006.

Sempra LNG

The net loss for Sempra LNG decreased by $8 million (23%) in the nine months ended September 30, 2007 to $27 million and by $9 million (69%) in the three months ended September 30, 2007 to $4 million. The decrease in the nine months ended September 30, 2007 was primarily due to a lower mark-to-market loss related to a natural gas marketing agreement with Sempra Commodities. The decrease in the three months ended September 30, 2007 was primarily due to tax effects related to foreign currency translation adjustments.

Parent and Other

The net loss for Parent and Other increased by $6 million (26%) in the nine months ended September 30, 2007 to $29 million. In the three months ended September 30, Parent and Other reported a net loss of $14 million in 2007 compared to net income of $36 million in 2006. The increase in net loss for the nine months ended September 30, 2007 was primarily due to $38 million from the favorable resolution of a state income tax matter and $8 million in interest income related to an insurance claim, both in 2006, partially offset by net gains of $14 million in 2007 from interest-rate swaps and lower net interest expense of $20 million primarily due to the 2006 Sempra Generation asset sales. The change for the three months ended September 30, 2007 was primarily due to the $38 million favorable resolution of a state income tax matter in 2006 and a $4 million net loss on the interest-rate swaps in 2007.

CAPITAL RESOURCES AND LIQUIDITY

A substantial portion of the funding of the company's capital expenditures and its ability to pay dividends is dependent on the relatively stable pattern of earnings by the Sempra Utilities and Sempra Generation's long-term power sale contracts. As discussed below, in order to fund a significant capital expenditures program, SDG&E is not expected to pay common dividends to Sempra Energy over the next few years. The availability of capital for other business operations is also greatly affected by Sempra Commodities' liquidity and margin requirements, which fluctuate substantially and, to a lesser extent, the margin requirements at Sempra Generation. The company's expansion also requires the issuance of securities from time to time. As a result of the formation of a partnership with RBS to own and operate the company’s commodity-marketing businesses, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements herein, the company expects to receive net proceeds of $1 billion to $1.2 billion in cash upon closing, which is expected to be in January 2008, and to substantially reduce the company’s liquidity requirements.

At September 30, 2007, the company had $1.1 billion in unrestricted cash and $5 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. Of these lines, $36 million supported variable-rate debt. The company's credit agreements are discussed more fully in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

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

As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements herein, the company has entered into an agreement with RBS to form RBS Sempra Commodities LLP, a partnership venture which will absorb the operations of Sempra Commodities. The transaction is expected to close in January 2008. RBS will provide the joint venture with all growth capital, working-capital requirements and credit support. Accordingly, following the closing, the company intends to reduce the amount of available credit under its existing facilities to a level consistent with its reduced liquidity requirements. Also following the closing, the company expects that its board of directors will increase the company’s quarterly common stock dividend from $0.31 ($1.24 annually) per share to $0.35 ($1.40 annually) per share and target an annual dividend payout ratio of 35 percent to 40 percent of net income. It also expects to begin purchasing $1.5 billion to $2 billion of its common stock from the cash proceeds of the transaction and additional borrowings. On September 11, 2007, the board of directors authorized the repurchase of additional shares of the company's common stock provided that the amounts expended for such purposes do not exceed the greater of $2 billion or amounts expended to purchase not to exceed 40 million shares.

Until completion of the transaction with RBS, Sempra Commodities will continue to provide or require cash as the level of its net trading assets fluctuates with prices, volumes, margin requirements (which are substantially affected by commodity price fluctuations and are dependent on credit ratings) and the length of its various trading positions. At September 30, 2007, Sempra Commodities' intercompany borrowings were $462 million, up from $376 million at December 31, 2006. Sempra Commodities' external debt was $121 million and $201 million at September 30, 2007 and December 31, 2006, respectively. Company management continuously monitors the level of Sempra Commodities' cash requirements in light of the company's overall liquidity.

At the Sempra Utilities, cash flows from operations, security issuances and/or capital contributions by Sempra Energy are expected to continue to be adequate to meet utility capital expenditure requirements. As a result of SDG&E's projected capital expenditure program, SDG&E has elected to suspend the payment of dividends on its common stock to Sempra Energy, and the level of future common dividends may be affected during periods of increased capital expenditures. In connection with the purchase of the Palomar generating plant in 2006, the company made a capital contribution of $200 million to SDG&E.

Sempra Generation's projects have been financed through a combination of operating cash flow, project financing, funds from the company and external borrowings. Its 2006 asset sales provided funds to assist in financing company projects.

Sempra Generation's long-term power sale contracts typically contain collateral requirements. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of September 30, 2007, there were no outstanding collateral requirements under these contracts.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $180 million (13%) to $1.6 billion for 2007. The increase is due primarily to the increase in net income in 2007, excluding the effects of asset sales in 2006.

For the nine months ended September 30, 2007, the company made contributions of $31 million and $34 million to the pension plans and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $1 billion (292%) to $1.3 billion for 2007. The change was primarily due to proceeds received from asset sales in 2006.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased by $211 million (67%) to $105 million for 2007. The change was primarily due to a $954 million increase in short-term debt in 2007 compared to a $632 million decrease in 2006, offset by an increase of $988 million in payments of long-term debt, an increase of $149 million in common stock repurchases, and a decrease in long-term debt issuance of $63 million.

COMMITMENTS

At September 30, 2007, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $197 million and $28 million, respectively, related to construction commitments at Sempra Pipelines & Storage and Sempra LNG, $250 million, $452 million, $24 million and $46 million, respectively, related to the issuance of 6.125-percent first mortgage bonds, new power purchase contracts, the increase in present value of liabilities for future costs of SONGS decommissioning from revisions to estimated cash flows, and other commitments at SDG&E and $698 million and $18 million, respectively, related to new natural gas contracts and environmental commitments at SoCalGas. The future payments under these contractual commitments are expected to be $375 million for 2007, $566 million for 2008, $94 million for 2009, $48 million for 2010, $48 million for 2011 and $582 million thereafter.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Sempra Utilities' operations and Sempra Generation's long-term contracts generally provide relatively stable earnings and liquidity. However, for the next few years SDG&E is planning to reinvest its earnings in significant capital expenditure projects and is not expected to pay common dividends to Sempra Energy during that time. Also, Sempra Generation’s contract with the DWR, which provides a significant portion of Sempra Generation’s revenues, ends in late 2011. Due to the inability to forecast with certainty future electricity prices and the cost of natural gas, contracts entered into to replace this capacity may provide substantially lower revenue. Sempra LNG and Sempra Pipelines & Storage are also expected to provide relatively stable earnings and liquidity upon the completion of their construction programs, but to require substantial funding during the construction period. Also, until firm supply or capacity contracts are in place and effective for Sempra LNG’s Cameron regasification facility, Sempra LNG will rely on the availability of interim LNG supplies, which may result in greater variability in revenues and earnings.

Sempra Commodities experiences significant volatility in earnings and liquidity requirements. As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements herein, in July 2007, the company and RBS entered into an agreement to form a partnership to purchase and operate the company's commodity-marketing businesses. The company's initial investment in the partnership will be $1.3 billion. Under certain circumstances, the company may be permitted to increase its investment by up to $200 million.

Notes 4, 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and Notes 13 through 15 of the Notes to Consolidated Financial Statements in the Annual Report also describe matters that could affect future performance.

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

Sempra Pipelines & Storage

Sempra Pipelines & Storage is currently expanding its existing pipelines in Baja California, Mexico, and adding a spur line to connect Sempra LNG’s Energía Costa Azul terminal to an existing Sempra Energy natural gas pipeline in Mexico with interconnection to the U.S. border. The estimated cost of this project is approximately $200 million, of which $171 million has been expended through September 30, 2007. The expansion is expected to be completed in early 2008.

Liberty Gas Storage (Liberty), as currently permitted, is a 17 billion cubic feet (Bcf) salt cavern natural gas storage facility located in Calcasieu Parish, Louisiana. The facility has been under construction by the company and its 25-percent partner Proliance Transportation and Storage, LLC. The estimated project cost is approximately $200 million, of which $169 million has been expended through September 30, 2007. Pipeline and compressor systems are currently in operation and can provide transportation services.

The company has experienced construction problems with a smaller initial cavern which will delay storage injections. The company has begun constructing a second, larger cavern which is expected to be completed in the first quarter of 2008 with firm service starting during the spring injection season of April 2008. In 2006, the company acquired additional property with 11 Bcf of existing salt dome caverns and the capability to add significant additional capacity by mining new caverns. Given the capacity to develop new caverns, the company does not expect the completion issues related to the first cavern to affect its ability to ultimately provide more than 17 Bcf of storage to its customers. The newly purchased caverns would allow Liberty to be expanded to at least 28 Bcf of total capacity.

In October 2007, Rockies Express Pipeline LLC, of which the company is a 25-percent owner, launched an open season to solicit market interest for the Northeast Express Project, a 375-mile extension of the Rockies Express natural gas pipeline, stretching the pipeline’s route from its originally planned Clarington, Ohio, endpoint to Princeton, New Jersey. The pipeline extension, which could transport as much as 1.5 Bcf per day, would be subject to regulatory approvals and could go into service in late 2010.

Sempra LNG

Sempra LNG’s Energía Costa Azul LNG receipt terminal is currently under construction in Baja California, Mexico, and is expected to begin operations in early 2008. The estimated costs of this project, including capitalized interest, are approximately $945 million for the base facility, which will be capable of producing 1 Bcf of natural gas per day, approximately $125 million for a nitrogen injection facility, and approximately $55 million for pre-expansion costs. The nitrogen injection facility will allow the terminal to process LNG cargoes from a wider variety of sources and will provide additional revenue. Through September 30, 2007, Sempra LNG has made expenditures of $865 million related to the terminal (including breakwater) and the proposed expansion project. The ultimate scope and timing of the expansion project will depend on the outcome of negotiations for supply and/or terminal service agreements. As discussed above, Sempra Pipelines & Storage is expanding its Baja California pipelines to connect Energía Costa Azul to existing natural gas pipelines.

Sempra LNG’s Cameron LNG receipt terminal is currently under construction in Hackberry, Louisiana. The estimated costs of this project, including capitalized interest, are approximately $775 million to $800 million for the base terminal and approximately $45 million for pre-expansion costs, and construction is expected to be completed in late 2008. In January 2007, Sempra LNG received approval from the Federal Energy Regulatory Commission (FERC) for a possible expansion of the terminal’s production capacity to 2.65 Bcf per day of natural gas from 1.5 Bcf per day. Through September 30, 2007, Sempra LNG has made expenditures of $602 million related to the terminal and the proposed expansion project. The ultimate scope and timing of the expansion project will depend on the outcome of negotiations for supply and/or terminal service agreements.

In March 2006, Sempra LNG executed a terminal services agreement with Merrill Lynch Commodities Inc. (MLC) to bring natural gas to the U.S. Gulf Coast, conditioned on MLC’s obtaining a contract for the supply of LNG. The 20-year, full-service capacity agreement provides MLC the capability to process 500,000 million British thermal units (MMBtu) per day through the Cameron LNG receipt terminal. The agreement, as amended in March 2007, is subject to MLC obtaining a supply of LNG by June 30, 2008 and signing a precedent agreement for transport on a connecting pipeline. MLC is subject to a termination fee if these conditions precedent are not satisfied.

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

Under Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), the transaction price presumption prohibited recognition of a trading profit at inception of a derivative unless the positive fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs. For transactions that did not meet this criterion at inception, trading profits that had been deferred were recognized in the period that inputs to value the derivative became observable or when the contract performed. SFAS 157 nullified this portion of EITF 02-3. SFAS 157 also: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 8 of the Notes to Condensed Consolidated Financial Statements herein), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or blockage factor discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs related to acquiring instruments carried at fair value to be recognized as expense when incurred.

The following assets and liabilities are recorded at fair value on a recurring basis as of September 30, 2007: (1) derivatives, (2) certain inventories that are the hedged item in a fair value hedge, (3) certain trust and dedicated assets, and (4) marketable securities.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, options and repurchase agreements.

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

Income Taxes

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Following is a summary of Sempra Commodities' trading Value at Risk (VaR) profile (using a one-day holding period) in millions of dollars:

	95%		99%
September 30, 2007	$16.5		$23.2
Year-to-date 2007 range	$6.1	to $ 32.1	$8.6	to $ 45.2
September 30, 2006	$13.1		$18.5
Year-to-date 2006 range	$5.5	to $ 37.7	$7.8	to $ 53.1

As of September 30, 2007, the total VaR of the Sempra Utilities' positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 13, 2007, SDG&E, one of its employees, and an SDG&E contractor were convicted in a federal jury trial on criminal charges of environmental violations in connection with the 2000-2001 dismantlement of a natural gas storage facility. SDG&E was also convicted of a related charge of making a false statement to a government agency. SDG&E is subject to a maximum fine of $2 million. SDG&E has moved for a new trial and, if a new trial is not granted, intends to appeal the verdicts.

Except as described above and in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2006 Annual Report on Form 10-K. As discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements herein, the company has entered into an agreement with The Royal Bank of Scotland plc (RBS) to form a partnership to purchase and operate the company's commodity-marketing businesses. The transaction is expected to close in January 2008, and is subject to customary closing conditions and the approval of regulatory authorities, including the U.K. Financial Services Authority, the U.S. Federal Reserve Board and the U.S. Federal Energy Regulatory Commission (FERC). The required approvals by the FERC were issued in September 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities:

On April 6, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, substantially all of which has been utilized through September 30, 2007, for the repurchase of 5,232,630 shares.

On September 11, 2007, the board of directors authorized the repurchase of additional shares of the company's common stock provided that the amounts expended for such purposes do not exceed the greater of $2 billion or amounts expended to purchase not to exceed 40 million shares. Purchases may include open market and negotiated transactions, structured purchase arrangements and tender offers.

The following table sets forth information concerning purchases made by the company, from the program authorized in 2005, of its common stock during the third quarter of 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs			Maximum Dollar Value of Shares that may Yet be Purchased Under Plans or Programs

July 2007	--		$--		--
August 2007	1,443,000	*	$--	*	1,443,000	*
September 2007	1,523,130	*	$--	*	1,523,130	*
	2,966,130	*	$54.28	*	2,966,130	*	$2,000,000,000	**

* All shares were purchased under a prepaid share repurchase program entered into on August 4, 2007. Upon entering into the program, the company paid $161 million for the purchase of a number of shares of its common stock to be determined by dividing that amount by the average daily volume weighted average share price less a fixed discount per share over a 31 trading day period that ended on September 18, 2007. Shares purchased under the program were delivered to and retired by the company in August and September. The weighted average cost to the company of all shares purchased under the program was $54.28.

** Or such greater amount as may be expended to purchase not to exceed 40 million shares. The company also may, from time to time, purchase shares of its common stock from restricted stock plan participants who elect to sell a sufficient number of vesting restricted shares to meet minimum statutory tax withholding requirements.

ITEM 6. EXHIBITS

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
SEMPRA ENERGY, (Registrant)

Date: November 1, 2007	By: /s/ Joseph A. Householder
Joseph A. Householder Sr. Vice President and Controller