Form 10-K
period 2007-12-31
SEMPRA ENERGY
filed 2008-02-26
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended		December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number		1-14201
SEMPRA ENERGY
(Exact name of registrant as specified in its charter)
	California		33-0732627
	(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was $15.5 billion.

Registrant's common stock outstanding as of January 31, 2008, was 261,306,080 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the 2007 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement prepared for the May 2008 annual meeting of shareholders are incorporated by reference into Parts II and III.

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission, the Federal Reserve Board, the U.K. Financial Services Authority and other regulatory bodies in the United States and other countries; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of electric power, natural gas and liquefied natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS AND RISK FACTORS

Description of Business

A description of Sempra Energy and its subsidiaries (the company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the 2007 Annual Report to Shareholders (Annual Report), which is incorporated by reference. The company has five separately managed reportable segments consisting of Southern California Gas Company (SoCalGas), San Diego Gas & Electric Company (SDG&E), Sempra Commodities, Sempra Generation and Sempra Pipelines & Storage. SoCalGas and SDG&E are collectively referred to as "the Sempra Utilities." In July 2007, the company entered into an agreement with The Royal Bank of Scotland plc (RBS) to form a partnership to purchase and operate the company's commodity-marketing businesses, which generally comprise the Sempra Commodities segment. This agreement is discussed in "Sempra Global – Joint Venture Partnership with RBS" herein.

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

Risk Factors

The following risk factors and all other information contained in this report should be considered carefully when evaluating the company. These risk factors could affect the actual results of the company and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of the company. Other risks and uncertainties, in addition to those that are described below, may also impair its business operations. If any of the following risks occurs, the company's business, cash flows, results of operations and financial condition could be seriously harmed. In addition, the trading price of its securities could decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning the company set forth in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2007 Annual Report to Shareholders, which is incorporated by reference in this report.

Risks Related to the Sempra Utilities

The Sempra Utilities are subject to extensive regulation by state, federal and local legislation and regulatory authorities, which may adversely affect the operations, performance and growth of their businesses.

The California Public Utilities Commission (CPUC), which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates the Sempra Utilities' rates (except electric transmission rates, which are regulated by the Federal Energy Regulatory Commission (FERC)) and conditions of service, sales of securities, capital structure, rates of return, rates of depreciation, the uniform systems of accounts and long-term resource procurement. The CPUC conducts various reviews of utility performance (which may include reasonableness and prudency reviews of capital expenditures, natural gas and electricity procurement, and other costs, and reviews and audits of the company's records) and affiliate relationships and conducts audits and investigations into various matters which may, from time to time, result in disallowances and penalties adversely affecting earnings and cash flows. Various proceedings involving the CPUC and relating to the Sempra Utilities' rates, costs, incentive mechanisms and performance-based regulation are discussed in Notes 14 and 15 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Sempra Utilities may expend funds prior to receiving regulatory approval to proceed with a major capital project. If the project does not receive regulatory approval or management decides not to proceed with the project, the company may not be able to recover the amount expended for that project.

Periodically, the Sempra Utilities' rates are approved by the CPUC based on authorized capital expenditures and operating costs. If the Sempra Utilities' actual capital expenditures and operating costs were to exceed the amount approved by the CPUC, it could adversely affect earnings and cash flows.

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC applies Performance-Based Regulation (PBR) to the Sempra Utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and operating income goals, rather than relying solely on expanding utility plant to increase earnings. The areas that are eligible for PBR rewards are: operational incentives based on measurements of safety, reliability and customer service; energy efficiency rewards based on the effectiveness of the programs; and natural gas procurement rewards. Although the Sempra Utilities have received PBR rewards in the past, there can be no assurance that they will receive rewards in the future, or that they would be of comparable amounts. Additionally, if the Sempra Utilities fail to achieve certain minimum performance levels established under the PBR mechanisms, they may be assessed financial disallowances or penalties which could negatively affect earnings and cash flows.

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

The construction and expansion of the Sempra Utilities' natural gas pipelines and storage facilities and electric transmission and distribution facilities require numerous permits and approvals from federal, state and local governmental agencies. If there are delays in obtaining required approvals, or if the company fails to obtain or maintain required approvals or to comply with applicable laws or regulations, its business, cash flows, results of operations and financial condition could be materially adversely affected.

SDG&E may incur substantial costs and liabilities as a result of its ownership of nuclear facilities.

SDG&E has a 20-percent ownership interest in the San Onofre Nuclear Generating Station (SONGS), a 2,150-megawatt (MW) nuclear generating facility near San Clemente, California. The Nuclear Regulatory Commission (NRC) has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SDG&E's ownership interest in SONGS subjects it to the risks of nuclear generation, which include:

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

Sempra Energy and the Sempra Utilities are defendants in numerous lawsuits. They have expended and continue to expend substantial amounts defending these lawsuits and in connection with related investigations and regulatory proceedings and have established reserves that they believe to be appropriate for their ultimate resolution. However, uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect Sempra Energy's and the Sempra Utilities' business, cash flows, results of operations and financial condition.

These proceedings are discussed in Note 16 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risks Related to Sempra Energy's Electric Generation, Liquefied Natural Gas (LNG), Commodities Trading, Pipelines & Storage and Other Businesses

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

Sempra Commodities generally seeks to structure its trading contracts so that a substantial majority of its trading revenues are realizable within 24 months and strives to maintain appropriate hedging mechanisms for its trading book. However, it may at any time have substantial unhedged trading positions in the market, resulting from the management of its trading portfolios or from its inability to hedge, in whole or in part, particular risks.

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

In 2001, Sempra Generation entered into a 10-year power sales agreement with the DWR to supply up to 1,900 MW to the state. The validity of the power sales agreement with the DWR continues to be the subject of extensive litigation between the parties before the FERC, in the courts and in arbitration proceedings. If the DWR were to succeed in setting aside its obligations under the contract, or if the DWR fails or is unable to meet its contractual obligations on a timely basis, it could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition. These proceedings are described in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As described in Note 16 of the Notes to Consolidated Financial Statements, the company unilaterally reduced its price to the DWR in connection with the agreement to settle other litigation.

Sempra Energy's subsidiaries may elect not to or may not be able to enter into long-term supply and sales agreements or long-term firm capacity agreements for their projects, which would subject their sales to increased volatility and its businesses to increased competition.

The electric generation and wholesale power sales industries have become highly competitive. As more plants are built and competitive pressures increase, wholesale electricity prices may become more volatile. Without the benefit of long-term power sales agreements, such as the 10-year power sales agreement between Sempra Generation and the DWR expiring in 2011, Sempra Energy's sales may be subject to increased price volatility, and it may be unable to sell the power generated by Sempra Generation's facilities or operate those facilities profitably.

Sempra LNG intends to utilize its regasification terminals by entering into long-term firm capacity service agreements whereby customers would pay Sempra LNG fees to use Sempra LNG's facilities to regasify the customer's LNG or by entering into long-term supply agreements for the purchase of LNG to be regasified at its terminals for sale to other parties. In the case of long-term supply agreements, these contracts are expected to substantially reduce its exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying supply prices to prevailing natural gas price market indices. However, if Sempra LNG is unable to obtain such long-term agreements or if the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on Sempra Energy's business, results of operations, cash flows and financial condition. In addition, reduced availability of LNG due to inadequate supplies, delays in the development of new liquefaction capacity and increased demand are affecting the timing of development of new LNG facilities and expansion of existing facilities, and are likely to delay near-term attainment of full-capacity utilization when facilities under construction become operational. The company's potential LNG suppliers also may be subject to international political and economic pressures and risks which may also affect the supply of LNG.

Sempra Pipelines & Storage's natural gas pipeline operations will be dependent on supplies of natural gas from their transportation customers, which may include Sempra LNG facilities.

Business development activities may not be successful and projects under construction may not commence operation as scheduled, which could increase Sempra Energy's costs and impair its ability to recover its investments.

The acquisition, development and construction of LNG receiving terminals, natural gas pipelines and storage facilities, and other energy infrastructure projects involve numerous risks. Sempra Energy and its subsidiaries may be required to expend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being built. Sempra Energy's success in developing a particular project is contingent upon, among other things, negotiation of satisfactory engineering, procurement and construction agreements, negotiation of supply and natural gas sales agreements or firm capacity service agreements, receipt of required governmental permits and timely implementation and satisfactory completion of construction. Successful completion of a particular project may be adversely affected by unforeseen engineering problems, construction delays and contractor performance shortfalls, work stoppages, equipment supply, adverse weather conditions, environmental and geological conditions, and other factors. If the company is unable to complete the development of a facility, it typically will not be able to recover its investment in the project.

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

Sempra Energy's other operations are subject to affiliate rules relating to transactions with the Sempra Utilities and with each other. These businesses could be adversely affected by changes in these rules or by additional CPUC or FERC rules' further restricting their ability to sell electricity or natural gas or to trade with the Sempra Utilities and with each other. Affiliate transaction rules also could require these businesses to obtain the prior approval of the CPUC before entering into any such transactions with the Sempra Utilities. Any such restrictions or approval requirements could adversely affect the LNG receiving terminals, natural gas pipelines, electric generation facilities or trading operations of the company's subsidiaries.

Various proceedings, inquiries and investigations relating to the business activities of Sempra Generation and Sempra Commodities are currently pending before the FERC. A description of such proceedings, inquiries and investigations is provided in Note 16 of the Notes to Consolidated Financial Statements.

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

If Sempra Energy's credit ratings were to be downgraded, the business prospects of its commodities trading and other non-utility businesses, which generally rely on the credit-worthiness of Sempra Energy, would be adversely affected. Sempra Commodities would be required to comply with various margin or other credit enhancement obligations under its trading and marketing contracts, substantially all of which are guaranteed by Sempra Energy, and it may be unable to continue to trade or able to do so only on less-favorable terms. To meet liquidity requirements, Sempra Energy and its subsidiaries maintain substantial unused committed lines of credit for which borrowings are available without regard to credit ratings. However, a ratings downgrade could require Sempra Energy to divert to Sempra Commodities all or a portion of the liquidity that these lines would otherwise provide for the expansion of Sempra Energy's other non-utility businesses. In addition, if these lines were to become unavailable or to be inadequate to meet margin and other credit enhancement requirements, Sempra Commodities’ trading partners could exercise other remedies such as liquidating and netting their exposures to Sempra Commodities, making it more difficult or impossible for Sempra Commodities to manage effectively its remaining trading positions or to continue its trading business, and Sempra Energy and its subsidiaries may not have sufficient liquidity to meet their obligations.

Under the terms of the agreement for the pending joint venture transaction with RBS, RBS will provide all credit support for the commodities-marketing business, and that business will no longer be dependent on Sempra Energy’s credit ratings. Additional information is provided in "Sempra Global -- Joint Venture Agreement with RBS."

Other Risks Related to the Company

Sempra Energy's businesses have significant environmental compliance costs, and future environmental compliance costs could adversely affect Sempra Energy's profitability.

Sempra Energy's subsidiaries are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection, including, in particular, global warming and greenhouse gas (GHG) emissions. They are required to obtain numerous governmental permits, licenses and other approvals to construct and operate their businesses. Additionally, to comply with these legal requirements, they must spend significant sums on environmental monitoring, pollution control equipment, mitigation costs and emissions fees. The company also is generally responsible for all on-site liabilities associated with the environmental condition of its electric generation facilities and other energy projects, regardless of when the liabilities arose and whether they are known or unknown. If Sempra Energy's subsidiaries fail to comply with applicable environmental laws, they may be subject to penalties, fines and/or curtailments of their operations.

The scope and effect of new environmental laws and regulations, including their effects on current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation and regulation may have substantial effects on operations, operating costs, and the scope and economics of proposed expansion. In particular, state-level laws and regulations as well as proposed national and international legislation and regulation relating to GHG emissions (including carbon dioxide, methane, nitrogen oxide, hydrofluorocarbon, perfluorocarbon and sulfur hexafluoride) may limit or otherwise adversely affect the operations of Sempra Energy and its subsidiaries. The implementation of recent California legislation and proposed federal legislation may adversely affect Sempra Energy's unregulated businesses by imposing additional costs associated with emission limits and the possible requirement of carbon taxes or the purchase of emission credits. Similarly, the Sempra Utilities may be affected if costs are not recoverable in rates and because the effects of significantly tougher standards may cause rates to increase to levels that substantially reduce customer demand and growth. In addition, SDG&E may be subject to penalties if certain mandated renewable energy goals are not met. Further discussion of these matters is provided in Notes 14 and 16 of the Notes to Consolidated Financial Statements.

In addition, existing and future laws and regulation on mercury, nitrogen and sulfur oxides, particulates or other emissions could result in requirements for additional pollution control equipment or emission fees and taxes that could adversely affect Sempra Energy's subsidiaries. Moreover, existing rules and regulations may be interpreted or revised in ways that may adversely affect the company and its facilities and operations. Additional information on these matters is provided in Note 14 of the Notes to the Consolidated Financial Statements.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect Sempra Energy's business, earnings and cash flows.

Like other major industrial facilities, Sempra Energy's generation facilities, electric transmission and distribution facilities, LNG receipt terminals and storage facilities, chartered oil and LNG tankers and natural gas pipelines and storage facilities may be damaged by natural disasters, catastrophic accidents or acts of terrorism. Any such incidents could result in severe business disruptions, significant decreases in revenues or significant additional costs to the company, which could have a material adverse effect on the company's financial condition, earnings and cash flows. Given the nature and location of these facilities, any such incidents also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or personal injuries, which could lead to significant claims against the company and its subsidiaries. Insurance coverage may become unavailable for certain of these risks and the insurance proceeds received for any loss of or damage to any of its facilities, or for any loss of or damage to natural resources or property or personal injuries caused by its operations, may be insufficient to cover the company's losses or liabilities without materially adversely affecting the company's financial condition, earnings and cash flows.

Sempra Energy's cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries.

The company's ability to pay dividends and meet its debt obligations is dependent on cash flows from its subsidiaries and, in the short term, its ability to raise capital from external sources. Cash flows from the subsidiaries are dependent, in the long term, on the ability of the subsidiaries to generate operating cash flows in excess of their own capital expenditures and long-term debt obligations. In addition, the subsidiaries are separate and distinct legal entities and could be precluded from making such distributions under certain circumstances, including as a result of legislation or regulation or in times of financial distress.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is the regulation of its utility subsidiaries.

California Utility Regulation

The CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SDG&E's and SoCalGas' rates and conditions of service, sales of securities, rates of return, capital structure, rates of depreciation, uniform systems of accounts and long-term resource procurement, except as described below under "United States Utility Regulation." The CPUC also has jurisdiction over the proposed construction of major new electric transmission, electric distribution and natural gas transmission and distribution facilities. The CPUC conducts various reviews of utility performance, conducts audits for compliance with regulatory guidelines, and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies. The CPUC also regulates the interactions and transactions of the Sempra Utilities with Sempra Energy and its affiliates. Further discussion is provided in Note 15 of the Notes to Consolidated Financial Statements.

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

California Assembly Bill 32, the California Global Warming Solutions Act of 2006, makes the California Air Resources Board (CARB) responsible for monitoring and reducing GHG emissions. The bill requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emission reductions including, among other things, a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a part of the California Environmental Protection Agency, an organization which reports directly to the Governor's Office in the Executive Branch of California State Government.

United States Utility Regulation

The FERC regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, rates of return on transmission investment, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale.

The NRC oversees the licensing, construction and operation of nuclear facilities in the United States. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to reanalyze the design of a nuclear power plant and, as a result, requires plant modifications as a condition of continued operation in some cases.

Local Regulation

SoCalGas has natural gas franchises with the 241 legal jurisdictions in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas in public places. Some franchises, such as that for the city of Los Angeles, which expires in 2012, have fixed expiration dates ranging from 2008 to 2048. Most of the franchises have indefinite lives with no expiration date.

SDG&E has electric franchises with the two counties and the 26 cities in its electric service territory, and natural gas franchises with the one county and the 18 cities in its natural gas service territory. These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas in public places. Most of the franchises have indefinite lives, except for the electric and natural gas franchises with the cities of (with expiration dates as indicated) Encinitas (2012), Chula Vista (2015), San Diego (2020) and Coronado (2028) and the natural gas franchises with the county of San Diego (2029) and the city of Escondido (2035).

Sempra Generation, Sempra LNG and Sempra Pipelines & Storage have operations in Nevada, Arizona, California and Louisiana. These entities are subject to state and local laws and regulations in the states in which they operate.

Other Regulation

Sempra Commodities' operations are subject to regulation by the New York Mercantile Exchange, the London Metal Exchange, the Commodity Futures Trading Commission, the FERC and the National Futures Association. It also has trading locations in Canada, Europe and Asia that are subject to regulation as to operations and financial position by bodies such as the U.K. Financial Services Authority (FSA) and Liffe, the international derivatives business of NYSE Euronext. Upon completion of the joint venture transaction with RBS, the joint venture partnership will also be subject to regulation by the Federal Reserve Board.

Sempra Generation and Sempra LNG have operations in the United States that are subject to regulation by the FERC.

Sempra Pipelines & Storage's Mexican utilities build and operate natural gas distribution systems in Mexicali, Chihuahua and the La Laguna-Durango zone in north-central Mexico, and its pipelines transport gas from the U.S. border to Baja California, Mexico. Sempra Generation operates a natural gas-fired power plant in Baja California, Mexico. Sempra LNG’s Energía Costa Azul receipt terminal is currently being developed in Baja California, Mexico. These operations are subject to regulation by the Comisión Reguladora de Energía and by the labor and environmental agencies of city, state and federal governments in Mexico.

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

Customers

For regulatory purposes, customers are classified as either core or noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. Noncore customers consist primarily of electric generation, wholesale, large commercial, industrial and enhanced oil recovery customers.

Most core customers purchase natural gas directly from the Sempra Utilities. While customers are permitted to aggregate their natural gas requirement and purchase directly from brokers or producers, the Sempra Utilities continue to be obligated to provide reliable supplies of natural gas to serve the requirements of core customers.

Natural Gas Procurement and Transportation

Most of the natural gas purchased and delivered by the Sempra Utilities is produced outside of California, primarily in the southwestern U.S., U.S. Rockies and Canada. The Sempra Utilities purchase natural gas under short-term and long-term contracts, which are primarily based on monthly spot-market prices.

To ensure the delivery of the natural gas supplies to the distribution system and to meet the seasonal and annual needs of its customers, SoCalGas is committed to firm pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation entitlements. SoCalGas sells excess capacity on a short-term basis. Interstate pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company and Kern River Gas Transmission, provide transportation services into SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC.

SDG&E has natural gas transportation contracts with various interstate pipelines that expire on various dates between 2008 and 2023. SDG&E currently purchases natural gas on a spot basis from Canada, the U.S. Rockies and the southwestern U.S. to fill its long-term pipeline capacity and purchases additional spot-market supplies delivered directly to California for its remaining requirements. All of SDG&E's natural gas is delivered through SoCalGas' pipelines under a long-term transportation agreement. In addition, under separate agreements expiring in March 2008, SoCalGas provides SDG&E up to nine billion cubic feet (Bcf) of storage capacity. A December 2007 CPUC decision directs that, effective April 1, 2008, natural gas procurement for both SDG&E’s and SoCalGas’ natural gas core customers be combined into a single supply portfolio to be administered by SoCalGas. All SDG&E assets associated with its core customer natural gas supply portfolio will be transferred or assigned to SoCalGas.

Natural Gas Storage

SoCalGas provides natural gas storage services for use by core, noncore and off-system customers. Sempra Utilities’ customers are allocated a portion of SoCalGas' storage capacity. Other customers can bid and negotiate the desired amount of storage on a contract basis. The storage service program provides opportunities for these customers to purchase and store natural gas when natural gas costs are low, usually during the summer, to reduce winter purchases when natural gas costs are generally higher. This allows customers to select the level of service they desire to better manage their fuel procurement and transportation needs.

Demand for Natural Gas

The Sempra Utilities face competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. In the non-core industrial market, some customers are capable of using alternate fuels which can affect the demand for natural gas. The company's ability to maintain its industrial market share is largely dependent on the relative spread between energy prices. The demand for natural gas by electric generators is influenced by a number of factors. In the short-term, natural gas use by electric generators is impacted by the availability of alternative sources of generation. The availability of hydroelectricity is highly dependent on precipitation in the western U.S. and Canada. In addition, natural gas use is impacted by the performance of other generation sources in the western U.S., including nuclear and coal, renewable energy and other natural gas facilities outside the service area. Natural gas use is also impacted by changes in end-use electricity demand. For example, natural gas use generally increases during extended heat waves. Over the long-term, natural gas used to generate electricity will be influenced by additional factors such as the location of new power plant construction and the development of renewable energy resources. Recently, more generation capacity has been constructed outside Southern California than within the Sempra Utilities' service area. This new generation will displace the output of older, less-efficient local generation, reducing the use of natural gas for local electric generation. Over the next few years, however, construction and planned construction of smaller natural gas-fired peaking and other electric generation facilities within the Sempra Utilities’ service area are expected to result in a slight overall increase in the demand for local natural gas for electric generation.

Effective March 31, 1998, electric industry restructuring provided out-of-state producers the option to provide power to California utility customers. As a result, natural gas demand for electric generation within Southern California competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes and electric transmission infrastructure investment divert electric generation from the company's service area.

Growth in the natural gas markets is largely dependent upon the health and expansion of the Southern California economy and prices of other energy products. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, development of renewable energy resources, development of new natural gas supply sources and general economic conditions can result in significant shifts in demand and market price. The Sempra Utilities added 62,000 and 85,000 new customer meters in 2007 and 2006, respectively, representing growth rates of 1.0 percent and 1.3 percent, respectively. The Sempra Utilities expect that their growth rate for 2008 will approximate that of 2007.

The natural gas distribution business is seasonal in nature and revenues generally are greater during the winter months. As is prevalent in the industry, the company injects natural gas into storage during the summer months (usually April through October) for withdrawal from storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

Customers

At December 31, 2007, SDG&E had 1.4 million customer meters consisting of 1,210,600 residential, 146,300 commercial, 500 industrial, 2,000 street and highway lighting and 5,400 direct access. The company's service area covers 4,100 square miles. The company added 10,000 new electric customer meters in 2007 and 17,000 in 2006, representing growth rates of 0.7 percent and 1.3 percent, respectively. The company expects that its growth rate for 2008 will approximate that of 2007.

Resource Planning and Power Procurement

SDG&E's resource planning, power procurement and related regulatory matters are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements.

Electric Resources

Based on CPUC-approved purchased-power contracts currently in place with its various suppliers, its Palomar and Miramar generating facilities and its 20-percent ownership interest in SONGS, the supply of electric power available to SDG&E as of December 31, 2007, is as follows:

Supplier	Source	Expiration date	MW
PURCHASED-POWER CONTRACTS:

DWR-allocated contracts:
Bear Energy LP	Natural gas	2008 to 2010	700	*
Sunrise Power Co. LLC	Natural gas	2012	575
Other (5 contracts)	Natural gas/Wind	2011 to 2013	264
Total			1,539
Other contracts with Qualifying Facilities (QFs):
Applied Energy Inc.	Cogeneration	2019	107
Yuma Cogeneration	Cogeneration	2024	53
Goal Line Limited Partnership	Cogeneration	2025	50
Other (17 contracts)	Cogeneration	2009 and thereafter	56
Total			266
Other contracts with renewable sources:
Oasis Power Partners	Wind	2019	60
Kumeyaay	Wind	2025	50
Covanta Delano	Bio-mass	2017	49
PPM Energy	Wind	2018	25
WTE/FPL	Wind	2019	17
Other (8 contracts)	Bio-gas/Hydro	2012 to 2022	31
Total			232
Other long-term and tolling contracts:
Cabrillo Power I, LLC	Natural Gas	2009	964
LSP South Bay, LLC	Natural Gas	2009	704
Portland General Electric (PGE)	Coal	2013	89
Enernoc	Demand Response/Dist. Generation	2016	25
Total			1,782
Total contracted			3,819

GENERATION:
Palomar	Natural Gas		550
SONGS	Nuclear		430
Miramar	Natural Gas		45
Total generation			1,025
TOTAL CONTRACTED AND GENERATION			4,844
*	Effective January 1, 2008, the quantity will decrease to 325 MW.

Under the contract with PGE, SDG&E pays a capacity charge plus a charge based on the amount of energy received and/or PGE's non-fuel costs. Costs under most of the contracts with QFs are based on SDG&E's avoided cost. Charges under the remaining contracts are for firm and as-available energy and are based on the amount of energy received, or are tolls based on available capacity. The prices under these contracts are at the market value at the time the contracts were negotiated.

Natural Gas Supply

SDG&E buys natural gas under short-term contracts for its Palomar and Miramar generating facilities and for the Cabrillo Power I, LLC and LSP South Bay, LLC tolling contracts. Purchases are from various southwestern U.S. suppliers and are primarily based on monthly and spot-market prices. All of SDG&E's natural gas is delivered through SoCalGas' pipelines under a two-year transportation agreement which expires on March 31, 2008.

SDG&E also buys natural gas as the DWR’s limited agent for the DWR-allocated contracts. Most of the natural gas deliveries for the DWR-allocated contracts are transported through the Kern River Gas Transmission under a long-term transportation agreement. The DWR is financially responsible for the costs of gas and transportation.

SONGS

SDG&E has a 20-percent ownership interest in SONGS, which is located south of San Clemente, California. SONGS consists of two operating nuclear generating units and one that is permanently shut down and is being decommissioned. The city of Riverside owns 1.79 percent of Units 2 and 3, and Southern California Edison (Edison), the operator of SONGS, owns the remaining interests.

Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 MW of Unit 2 and 216 MW of Unit 3.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut it down. Decommissioning of Unit 1 is now in progress and its spent nuclear fuel is being stored on site in an independent spent fuel storage installation (ISFSI) licensed by the NRC.

SDG&E has fully recovered its SONGS capital investment through December 31, 2003 and earns a return only on subsequent capital additions, including the company's share of costs associated with planned steam generator replacements.

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

Spent fuel from SONGS is being stored on site in both the ISFSI and spent fuel pools. Upon completion of the current phase of Unit 1 decommissioning, the site will have adequate space to build ISFSI storage capacity through 2022, the expiration date of the units' NRC operating license. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel from SONGS. SDG&E pays the DOE a disposal fee of $1.00 per megawatt-hour of net nuclear generation, or $3 million per year. The DOE projects that it will not begin accepting spent fuel until 2017 at the earliest.

Additional information concerning nuclear-fuel costs and the storage and movement of spent fuel is provided in Notes 14 and 16, respectively, of the Notes to Consolidated Financial Statements.

Power Pools

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 300 investor-owned and municipal utilities, state and federal power agencies, energy brokers and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms that have been preapproved by the FERC.

Transmission Arrangements

SDG&E's 500-kV Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona, to San Diego. SDG&E's share of the line is 1,163 MW, although it can be less under certain system conditions.

Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kV interconnections with firm capability of 408 MW in the north to south direction and 800 MW in the south to north direction.

SDG&E is in the approval phase for the Sunrise Powerlink, a new 500-kV transmission line between the existing Imperial Valley Substation and a new central substation to be located within the SDG&E system. The proposed rating of the Sunrise Powerlink is 1,000 MW. The project is subject to CPUC approval. Further discussion is provided in Note 14 of the Notes to Consolidated Financial Statements.

Transmission Access

The National Energy Policy Act governs procedures for others' requests for transmission service. The FERC approved the California investor-owned utilities' (IOUs) transfer of operation and control of their transmission facilities to the Independent System Operator (ISO) in 1998. Additional information regarding FERC, ISO and transmission issues is provided in Note 14 of the Notes to Consolidated Financial Statements.

RATES AND REGULATION -- SEMPRA UTILITIES

Information concerning rates and regulation applicable to the Sempra Utilities is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 14 and 15 of the Notes to Consolidated Financial Statements.

SEMPRA GLOBAL

Sempra Global consists of most of the businesses of Sempra Energy other than the Sempra Utilities, and serves a broad range of customers' energy and other needs. Sempra Global includes Sempra Commodities, Sempra Generation, Sempra LNG and Sempra Pipelines & Storage. Descriptions of these business units and information concerning their operations are provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3, 4, 5, 16 and 17 of the Notes to Consolidated Financial Statements.

Joint Venture Partnership with RBS

In July 2007, the company and RBS entered into an agreement to form a partnership, RBS Sempra Commodities LLP (RBS Sempra Commodities), to purchase and operate the company's commodity-marketing businesses, which generally comprise the company’s Sempra Commodities segment. RBS Sempra Commodities has been formed as a United Kingdom limited liability partnership. Due to increased regulatory capital requirements for the partnership, Sempra Energy's expected equity investment in the partnership has increased from $1.3 billion - $1.5 billion to $1.6 billion - $1.7 billion. The partnership concurrently will purchase Sempra Energy’s commodity-marketing subsidiaries at a price (after deducting certain expenses to be paid by Sempra Energy in terminating pre-existing contractual arrangements) equal to their book value computed on the basis of International Financial Reporting Standards (IFRS) as adopted by the European Union. The company expects the transaction to close in April 2008, and to receive proceeds of approximately $1 billion in cash, net of its investment in the partnership, upon closing.

RBS will provide any additional funding required for the ongoing operating expenses of the partnership’s businesses. RBS will also provide all growth capital, credit and liquidity for the partnership, replacing the trading guarantees and credit support currently maintained for these businesses by the company. RBS will terminate or replace Sempra Energy’s credit support arrangements for the commodity-marketing businesses acquired by RBS Sempra Commodities that are reasonably capable of being terminated or replaced. To the extent that Sempra Energy’s credit support arrangements have not been terminated or replaced, RBS will indemnify Sempra Energy for any claims or losses arising in connection with those arrangements.

Sempra Energy and RBS intend that RBS Sempra Commodities will distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership. Subject to certain limited exceptions, partnership pretax income, calculated in accordance with IFRS, will be allocated as follows:

•

Sempra Energy will receive a preferred 15-percent return on its adjusted equity capital;

•

RBS will receive a preferred 15-percent return on any capital in excess of capital attributable to Sempra Energy that is required by the FSA to be maintained by RBS in respect of the operations of the partnership;

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

The company will not be required to invest additional capital in the partnership beyond its initial capital investment although, in limited cases, earnings allocable to the company may be retained by the partnership to replenish capital depleted through losses.

For a period of four years, RBS and the company are each subject to certain limitations on their ability to compete with the partnership. RBS will not compete with certain core business activities of the partnership (defined to include trading, processing and tolling of, and derivatives and certain other transactions in, oil and oil byproducts, electricity, natural gas, LNG, base metals, coal, liquefied petroleum gas, biofuels, carbon credits and emissions credits) or acquire an equity interest in any entity whose principal business involves activities that are competitive with the partnership’s core business activities. If RBS were to acquire an equity interest in excess of agreed upon thresholds in entities whose activities include, but are not principally comprised of, those that are competitive with the partnership’s core business activities, RBS and Sempra Energy will engage in good faith negotiations to combine the activities of such competitor with those of the partnership, and if RBS and Sempra Energy are unable to agree on terms within six months, RBS will be required to offer the partnership an opportunity to act as the counterparty with respect to certain significant commodities hedging, supply and offtake opportunities generated by RBS’s other business activities in the areas of project finance and structured finance.

The company will be subject to limitations, mirroring those to which RBS is subject, on its ability to acquire equity interests in entities competing with the core business activities of RBS Sempra Commodities. Certain Sempra Energy non-utility businesses will be required, subject to risk concentration policies, to offer the partnership an opportunity to act as the counterparty to the company in certain transactions that are competitive with the core business activities of the partnership.

For a period of four years, neither RBS nor the company is permitted to sell or assign its interest in the partnership. Following this four-year period, if the company were to desire to sell its interest, it is required to so notify RBS and, unless RBS notifies the company that it is not interested in purchasing such interest, negotiate with RBS to determine a price at which the interest would be sold to RBS. If the company and RBS were unable to agree upon a price at which the interest would be sold to RBS, either party is permitted to request that the price be submitted for binding arbitration. If the other party assents to that request, the interest will be sold to RBS at a price determined by arbitration subject to a maximum price of $3.5 billion in the fourth year following the creation of the partnership and increasing by 2.5% per year to a maximum of $4 billion. If RBS declines to arbitrate, the company may sell its interest to a third party upon terms no more favorable than those at which the interest was offered to RBS. If the third party purchaser is a bank or broker-dealer, a majority owned or controlled affiliate of a bank or broker-dealer or a hedge fund controlled by such an entity or has a credit rating lower than the company’s, the third party purchaser must also be reasonably acceptable to RBS.

If RBS were to desire to sell its interest in RBS Sempra Commodities after such four-year period, it is required to provide the company with the opportunity to make the first offer to acquire the interest and is prohibited from subsequently selling the interest to a third party upon terms less favorable than those offered by the company. The company also will have the right to "tag-along" in connection with any sale of RBS’s interest in the partnership to a third party.

In addition, if RBS were to fail to fund RBS Sempra Commodities consistent with its commitments and intentions and did not cure that failure within a specified period following notice from the company, the company would have the right to purchase RBS’s interest in the partnership at book value.

After closing the transaction, the company will account for its investment in the partnership under the equity method, and the company's share of partnership earnings will be reported in the Sempra Commodities segment.

Competition

Sempra Energy’s non-utility businesses are among many others in the energy industry providing similar products and services. Most activities in which the company is engaged are very competitive and require significant capital investments and highly skilled and experienced personnel to compete. Many of Sempra Global’s competitors may have significantly greater financial, personnel and other resources than the company.

Sempra Commodities

All aspects of Sempra Commodities’ business are intensely competitive and are expected to remain so. Sempra Commodities’ competitors are other brokers and dealers, investment banking firms, energy companies and other companies that offer similar products and services in the U.S. and globally. Sempra Commodities’ competition is based on a number of factors, including transaction execution, products and services, innovation, reputation and price.

Sempra Commodities also faces intense competition in attracting and retaining qualified employees. Sempra Commodities’ ability to compete effectively will depend upon the ability to attract new employees and retain and motivate existing employees.

Sempra Commodities' competitors include Goldman Sachs, JP Morgan and Morgan Stanley.

Sempra Generation

For sales of non-contracted power, Sempra Generation is subject to intense competition from energy marketers, utilities, industrial companies and other independent power producers. For a number of years, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities will continue to be an important part of the nation’s generation portfolio, some regulated utilities are now constructing units powered by renewable resources, often with subsidies or under legislative mandate. These utilities generally have a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

When Sempra Generation sells power not subject to long-term contract commitments, it is exposed to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel and the presence of transmission constraints. Some of Sempra Generation’s competitors, such as electric utilities and distribution companies, have their own generation capacity, including nuclear generation. These companies, generally larger than Sempra Generation, have a lower cost of capital and may have competitive advantages as a result of their scale and location of their generation facilities.

Sempra Generation’s competitors include Edison Mission Energy and FPL Energy LLC.

Sempra LNG

New supplies to meet North America’s natural gas demand may be developed from a combination of the following sources:

•

existing producing basins in the United States, Canada, and Mexico;

•

frontier basins in Alaska, northern Canada and offshore deepwater;

•

areas currently restricted from exploration and development due to public policies, such as areas in the Rocky Mountains and offshore Atlantic, Pacific and Gulf of Mexico coasts; and

•

imported LNG.

In addition, demand for energy currently met by natural gas could alternatively be met by other energy forms such as coal, hydroelectric, oil, wind, solar and nuclear energy. Sempra LNG will face competition from each of these energy sources.

Sempra LNG competes with other companies to be among the first to construct LNG receiving terminals in economically desirable locations. According to the FERC, as of October 31, 2007, there were five existing LNG terminals in North America, as well as 39 new LNG receiving terminals or expansions approved or proposed to be constructed in the U.S., including six under construction. In addition, as of December 31, 2007, there were 60 LNG receiving terminals in 18 countries and other proposed LNG receiving terminals worldwide with which Sempra LNG will compete to be the most economical delivery point for LNG production of both long-term contracted and spot volumes.

Sempra LNG’s U.S. competitors include Cheniere Energy, Dominion Resources, El Paso Corporation, Southern Union, Exxon Mobil, Occidental Energy Ventures, Chevron Texaco and Hess LNG.

Sempra Pipelines & Storage

Within its market area, Sempra Pipelines & Storage’s natural gas storage facilities and pipelines compete with other storage facilities and pipelines (both regulated and unregulated systems) primarily on the basis of price (in terms of storage and transportation fees), available capacity and connections to downstream markets.

Sempra Pipelines & Storage’s competitors include Cheniere Energy, Exxon Mobil, Kinder Morgan, Spectra Energy and Enterprise Product Partners LP.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting the company are included in Notes 14 and 16 of the Notes to Consolidated Financial Statements. The following additional information should be read in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative mechanism, allowing California's IOUs to recover certain hazardous waste cleanup costs, including those related to Superfund sites or similar sites requiring cleanup. Rate recovery of 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses is permitted. In addition, the company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.

At December 31, 2007, the company had accrued its estimated remaining investigation and remediation liability related to hazardous waste sites, including numerous locations that had been manufactured-gas plants, of $48.4 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation costs of $6 million associated with SDG&E's former fossil-fuel power plants. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the company's consolidated results of operations or financial position.

Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset.

Air and Water Quality

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards, such as those established by the CARB as discussed under "Government Regulation – California Utility Regulation" herein. Costs to comply with these standards are generally recovered in rates.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached an agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. SDG&E's share of the cost is estimated to be $36 million, of which $25 million had been incurred at December 31, 2007, and $11 million is accrued for the remaining costs through 2050. In May 2006, the CPUC adopted a decision in Edison's 2006 General Rate Case, in which decision SDG&E is no longer subject to a 50-percent disallowance of cost recovery going forward.

OTHER MATTERS

Employees of Registrant

As of December 31, 2007, the company had 14,314 employees, compared to 14,061 at December 31, 2006.

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans is in effect through September 30, 2008.

Field, technical and some clerical employees at SDG&E are represented by Local 465 International Brotherhood of Electrical Workers. The collective bargaining agreement for these employees covering wages, hours and working conditions is in effect through August 31, 2008. For these same employees, the agreements covering health and welfare benefits and pension benefits are in effect through December 31, 2010 and December 4, 2009, respectively.

ITEM 2. PROPERTIES

Electric Properties - SDG&E

SDG&E owns two natural gas-fired power plants: a 550-MW electric generation facility (the Palomar generation facility) located in Escondido, California, and a 45-MW electric generation facility (the Miramar generation facility) located in San Diego, California. SDG&E's interest in SONGS is described in "Electric Resources" herein.

At December 31, 2007, SDG&E's electric transmission and distribution facilities included substations, and overhead and underground lines. These electric facilities are located in San Diego, Imperial and Orange counties of California and in Arizona, and consist of 1,886 miles of transmission lines and 22,056 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

Natural Gas Properties - Sempra Utilities

At December 31, 2007, the Sempra Utilities' natural gas facilities included 3,053 miles of transmission and storage pipeline, 61,701 miles of distribution pipeline and 53,368 miles of service pipelines. They also included 13 transmission compressor stations and 4 underground natural gas storage reservoirs with a combined working capacity of 131 Bcf.

Energy Properties – Sempra Global

At December 31, 2007, Sempra Generation operates power plants in California, Arizona, Nevada and Mexico with total capacity of 2,630 MW. Additional information is provided in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3 and 4 of the Notes to Consolidated Financial Statements.

At December 31, 2007, Sempra Pipelines & Storage's operations in Mexico included 1,806 miles of distribution pipeline, 165 miles of transmission pipeline and two compressor stations.

Other Properties

Sempra LNG is constructing an LNG receipt terminal on land it owns in Baja California, Mexico. Sempra LNG has a land lease where it is developing its Cameron LNG receipt terminal in Hackberry, Louisiana, and owns land in Jefferson County, Texas, to be used for a proposed Port Arthur LNG receipt terminal.

Sempra Pipelines & Storage leases land in Calcasieu Parish, Louisiana, where its Liberty Gas Storage natural gas storage facility is under construction. In 2006, Sempra Pipelines & Storage and Proliance Transportation and Storage, LLC acquired three existing salt caverns representing 10 Bcf to 12 Bcf of potential natural gas storage capacity and more than 150 acres of property in Cameron Parish, Louisiana, that is currently being developed into a natural gas storage facility.

The 21-story corporate headquarters building at 101 Ash Street, San Diego, California, is occupied pursuant to an operating lease that expires in 2015. The lease has two separate five-year renewal options.

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles through 2011. The operating lease has six five-year renewal options.

SDG&E occupies an office complex in San Diego pursuant to two separate operating leases, both ending in December 2017. One lease has four five-year renewal options and the other lease has three five-year renewal options.

Sempra Global leases office facilities at various locations in the U.S., Mexico and Europe with the leases ending from 2008 to 2035.

The company owns or leases other land, easements, rights of way, warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of its business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters described in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements or referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations," neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings.

On July 13, 2007, SDG&E, one of its employees, and an SDG&E contractor were convicted in a federal jury trial on criminal charges of environmental violations in connection with the 2000 - 2001 dismantlement of a natural gas storage facility. SDG&E was also convicted of a related charge of making a false statement to a government agency. SDG&E is subject to a maximum fine of $2 million. On December 7, 2007, the trial court set aside all of the convictions and granted all of the defendants a new trial on all counts. The government has filed a notice of appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Sempra Energy common stock is traded on the New York Stock Exchange. At January 31, 2008, there were 48,000 record holders of the company's common stock. The quarterly common stock information required by Item 5 is included in the schedule of Quarterly Common Stock Data provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The information required by Item 5 concerning dividend declarations is included in the "Statements of Consolidated Comprehensive Income and Changes in Shareholders' Equity" set forth in Item 8 of the 2007 Annual Report to Shareholders.

Dividend Restrictions

The payment and amount of future dividends are within the discretion of the company's board of directors. The CPUC's regulation of the Sempra Utilities' capital structure limits the amounts that are available for loans and dividends to the company from the Sempra Utilities. Additional information regarding these restrictions is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Capital Resources and Liquidity – Dividends."

Performance Graph -- Comparative Total Shareholder Returns

The performance graph required by Item 5 is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Equity Compensation Plans

The equity compensation plan information required by Item 5 is incorporated by reference from "Proposals To Be Voted On - Proposal 3: Approval of 2008 Long Term Incentive Plan" in the Proxy Statement prepared for the May 2008 annual meeting of shareholders.

Additional discussion of stock-based compensation is provided in Note 10 of the Notes to Consolidated Financial Statements.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities:

On April 6, 2005, the board of directors authorized the expenditure of up to $250 million for the purchase of shares of common stock, substantially all of which has been utilized for the repurchase of 5,232,630 shares through September 2007.

On September 11, 2007, the board of directors authorized the repurchase of additional shares of the company's common stock provided that the amounts expended for such purposes do not exceed the greater of $2 billion or amounts expended to purchase no more than 40 million shares. Purchases may include open market and negotiated transactions, structured purchase arrangements and tender offers. After the completion of the joint venture transaction with RBS, the company intends to begin a $1 billion purchase program of the company's common stock. Following the expected completion of this purchase program in 2008, the company intends to continue purchasing common shares in 2009, up to a total of $1.5 billion to $2 billion in purchases.

In addition to the programs discussed above, the company may, from time to time, repurchase shares of its common stock from restricted stock program participants who elect to sell enough shares to meet minimum statutory tax withholding requirements.

On December 31, 2007, the company purchased 374,820 shares, at a price of $62.12 per share, from restricted stock program participants.

ITEM 6. SELECTED FINANCIAL DATA

	At December 31, or for the years then ended
(Dollars in millions, except per share amounts)	2007	2006	2005	2004		2003
Income Statement Data:
Operating revenues	$11,438	$11,761	$11,512	$9,234		$7,697
Operating income	$1,679	$1,785	$1,089	$1,272		$1,012

Income from continuing operations before cumulative effect of changes in accounting principles	$1,125	$1,091	$913	$915		$745
Net income	$1,099	$1,406	$920	$895		$649

Balance Sheet Data:
Total assets	$30,091	$28,949	$29,246	$23,847		$22,053
Long-term debt	$4,553	$4,525	$4,815	$4,182		$3,828
Short-term debt*	$1,071	$933	$1,141	$783		$1,429
Trust preferred securities	$--	$--	$--	$200	**	$200
Shareholders’ equity	$8,339	$7,511	$6,160	$4,865		$3,890

Per Common Share Data:
Income from continuing operations before cumulative effect of changes in accounting principles
Basic	$4.34	$4.25	$3.71	$4.01		$3.53
Diluted	$4.26	$4.17	$3.62	$3.92		$3.48
Net income:
Basic	$4.24	$5.48	$3.74	$3.92		$3.07
Diluted	$4.16	$5.38	$3.65	$3.83		$3.03
Dividends declared	$1.24	$1.20	$1.16	$1.00		$1.00
Book value	$31.93	$28.67	$23.95	$20.77		$17.17
*	Includes long-term debt due within one year.
**	The company redeemed these securities in February 2005.

This data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements. See Note 5 of the Notes to Consolidated Financial Statements for additional information concerning discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference from pages 1 through 43 of the 2007 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is incorporated by reference from pages 28 through 31 of the 2007 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is incorporated by reference from pages 44 through 126 of the 2007 Annual Report to Shareholders. Item 15(a)1 includes a listing of financial statements included in the 2007 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures. In addition, the company has investments in unconsolidated entities accounted for using the equity method and consolidates a variable interest entity as defined in Financial Accounting Standards Board Interpretation (FIN) No. 46(R) that it does not control or manage and consequently, its disclosure controls and procedures with respect to these entities are necessarily limited to oversight or monitoring controls that the company has implemented to provide reasonable assurance that the objectives of the company's disclosure controls and procedures as described above are met.

There have been no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting is included in Item 8, which information, as noted above, is incorporated by reference from the 2007 Annual Report to Shareholders.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from "Corporate Governance" and "Share Ownership" in the Proxy Statement prepared for the May 2008 annual meeting of shareholders. The information required on the company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Position*
Donald E. Felsinger	60	Chairman and Chief Executive Officer
Neal E. Schmale	61	President and Chief Operating Officer
Javade Chaudhri	55	Executive Vice President and General Counsel
Edwin A. Guiles	58	Executive Vice President - Corporate Development
Jessie J. Knight, Jr.	57	Executive Vice President - External Affairs
Mark A. Snell	51	Executive Vice President and Chief Financial Officer
Joseph A. Householder	52	Senior Vice President, Controller and Chief Accounting Officer
Charles A. McMonagle	58	Senior Vice President and Treasurer
G. Joyce Rowland	53	Senior Vice President - Human Resources
* As of February 26, 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Corporate Governance," and "Executive Compensation," including "Compensation Discussion and Analysis," and "Compensation Committee Report" in the Proxy Statement prepared for the May 2008 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is incorporated by reference from "Proposals To Be Voted On - Proposal 3: Approval of 2008 Long Term Incentive Plan" in the Proxy Statement prepared for the May 2008 annual meeting of shareholders.

Additional discussion of stock-based compensation is provided in Note 10 of the Notes to Consolidated Financial Statements of the 2007 Annual Report to Shareholders.

Security Ownership of Certain Beneficial Owners

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Proxy Statement prepared for the May 2008 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from "Corporate Governance" in the Proxy Statement prepared for the May 2008 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services as required by Item 14 is incorporated by reference from "Proposals To Be Voted On - Proposal 2: Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement prepared for the May 2008 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial statements

Page in
Annual Report*

Management's Responsibility for Financial Statements	44

Management's Report On Internal Control Over Financial Reporting	44

Reports of Independent Registered Public Accounting Firm	45

Statements of Consolidated Income for the years ended December 31, 2007, 2006 and 2005	48

Consolidated Balance Sheets at December 31, 2007 and 2006	49

Statements of Consolidated Cash Flows for the years ended December 31, 2007, 2006 and 2005	51

Statements of Consolidated Comprehensive Income and Changes in Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005	53

Notes to Consolidated Financial Statements	54

*	Incorporated by reference from the indicated pages of the 2007 Annual Report to Shareholders, filed as Exhibit 13.01.

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

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statements No. 333-51309, 333-52192, 333-70640 and 333-103588 on Form S-3 and 333-56161, 333-50806, 333-49732, 333-121073 and 333-128441 on Form S-8 of our reports dated February 25, 2008, relating to the consolidated financial statements of Sempra Energy and subsidiaries ("the Company") (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's adoption of Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements, effective January 1, 2007, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007, and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006) and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2007.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 25, 2008

Schedule I -- Condensed Financial Information of Parent

SEMPRA ENERGY

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
(Dollars in millions, except per share amounts)	2007	2006	2005

Interest income	$166	$188	$186
Interest expense	(178)	(202)	(197)
Litigation expense	--	(2)	(316)
Operating expenses and other	(47)	(97)	(41)
Income tax benefits	38	61	195
Loss before equity in earnings of subsidiaries	(21)	(52)	(173)
Equity in earnings of subsidiaries	1,120	1,458	1,093
Net income	$1,099	$1,406	$920

Basic earnings per share:
Net income	$4.24	$5.48	$3.74
Weighted-average number of shares outstanding (thousands)	259,269	256,477	245,906

Diluted earnings per share:
Net income	$4.16	$5.38	$3.65
Weighted-average number of shares outstanding (thousands)	264,004	261,368	252,088
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

CONDENSED BALANCE SHEETS

	December 31,	December 31,
(Dollars in millions)	2007	2006

Assets:
Cash and cash equivalents	$6	$427
Due from affiliates	103	17
Other current assets	31	65
Total current assets	140	509

Investments in subsidiaries	8,766	7,824
Due from affiliates	2,298	2,845
Other assets	784	699
Total assets	$11,988	$11,877

Liabilities and Shareholders' Equity:
Current portion of long-term debt	$--	$600
Income taxes payable	663	453
Due to affiliates	835	891
Other current liabilities	344	313
Total current liabilities	1,842	2,257

Long-term debt	1,290	1,590
Other long-term liabilities	517	519
Shareholders' equity	8,339	7,511
Total liabilities and shareholders' equity	$11,988	$11,877
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Dollars in millions)	2007	2006	2005

Net cash provided by operating activities	$240	$322	$330

Dividends received from subsidiaries	150	150	1,025
Expenditures for property, plant and equipment	(13)	(19)	(16)
Increase in investments and other assets	(4)	(207)	(6)
Purchase of trust assets	(59)	(65)	(70)
Proceeds from sales by trust	21	19	28
Decrease (increase) in loans to affiliates, net	532	(23)	(189)
Cash provided by (used in) investing activities	627	(145)	772

Common stock dividends paid	(316)	(283)	(268)
Issuances of common stock	40	97	694
Repurchases of common stock	(185)	(37)	(95)
Issuances of long-term debt	82	--	--
Payments on long-term debt	(990)	(12)	(511)
Increase (decrease) in loans from affiliates, net	59	273	(762)
Other	22	29	--
Cash provided by (used in) financing activities	(1,288)	67	(942)

Increase (decrease) in cash and cash equivalents	(421)	244	160
Cash and cash equivalents, January 1	427	183	23
Cash and cash equivalents, December 31	$6	$427	$183
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Equity in Earnings of Subsidiaries on the Condensed Statements of Income includes income (loss) of $(26) million, $315 million and $7 million related to discontinued operations for 2007, 2006 and 2005, respectively.

Note 2. Long-Term Debt

	December 31,
(Dollars in millions)	2007	2006

6.0% notes February 1, 2013	$400	$400
Notes at variable rates after fixed-to-floating swap	300	300
(7.42% at December 31, 2007) March 1, 2010
4.75% notes May 15, 2009	300	300
7.95% notes March 1, 2010	200	200
Employee Stock Ownership Plan
Bonds at 5.781% (fixed rate to July 1, 2010) November 1, 2014	50	82
Bonds at variable rates (4.99% at December 31, 2007)	33	10
November 1, 2014
4.621% notes May 17, 2007	--	600
Notes at variable rates May 21, 2008	--	300
Market value adjustments for interest rate swap, net	8	(1)
(expires March 1, 2010)
	1,291	2,191
Current portion of long-term debt	--	(600)
Unamortized discount on long-term debt	(1)	(1)
	$1,290	$1,590

Maturities of long-term debt, excluding market value adjustments for the interest rate swap, are $300 million in 2009, $500 million in 2010 and $483 million after 2012.

Additional information on Sempra Energy's long-term debt is provided in Note 6 of the Notes to Consolidated Financial Statements.

Note 3. Contingencies and Commitments

For material contingencies and guarantees related to Sempra Energy, refer to Note 16 of the Notes to Consolidated Financial Statements.

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

Name/Title	Signature	Date
Principal Executive Officer: Donald E. Felsinger Chairman and Chief Executive Officer	/s/ Donald E. Felsinger	February 26, 2008

Principal Financial Officer: Mark A. Snell Executive Vice President and Chief Financial Officer	/s/ Mark A. Snell	February 26, 2008

Principal Accounting Officer: Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer	/s/ Joseph A. Householder	February 26, 2008

Directors:
Donald E. Felsinger, Chairman	/s/ Donald E. Felsinger	February 26, 2008

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 26, 2008

Richard A. Collato, Director	/s/ Richard A. Collato	February 26, 2008

Wilford D. Godbold, Jr., Director	/s/ Wilford D. Godbold, Jr.	February 26, 2008

William D. Jones, Director	/s/ William D. Jones	February 26, 2008

Richard G. Newman, Director	/s/ Richard G. Newman	February 26, 2008

William G. Ouchi, Director	/s/ William G. Ouchi	February 26, 2008

William C. Rusnack, Director	/s/ William C. Rusnack	February 26, 2008

William P. Rutledge, Director	/s/ William P. Rutledge	February 26, 2008

Carlos Ruiz Sacristán, Director	/s/ Carlos Ruiz Sacristán	February 26, 2008

Neal E. Schmale, Director	/s/ Neal E. Schmale	February 26, 2008

EXHIBIT INDEX

The Registration Statements and Forms S-8, 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Enterprises/Pacific Lighting Corporation), Commission File Number 1-3779 (San Diego Gas & Electric Company), Commission File Number 1-1402 (Southern California Gas Company) and/or Commission File Number 1-11439 (Enova Corporation).

3.a The following exhibits relate to Sempra Energy and its subsidiaries

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws

3.01   Amended Bylaws of Sempra Energy effective December 4, 2007 (Form 8-K filed on December 5, 2007, Exhibit 3(ii)).

3.02   Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 3.2).

Articles of Incorporation

3.03   Amended and Restated Articles of Incorporation of Sempra Energy effective May 8, 2006 (June 30, 2006 Form 10-Q, Exhibit 3.01)

Exhibit 4 -- Instruments Defining the Rights of Security Holders, Including Indentures

The company agrees to furnish a copy of each such instrument to the Commission upon request.

4.01   Description of rights of Sempra Energy Common Stock (incorporated by reference from Amended and Restated Articles of Incorporation of Sempra Energy effective May 8, 2006, Exhibit 3.03 above).

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

4.09

Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956 (2006 Sempra Energy Form 10-K, Exhibit 4.09).

4.10

Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965 (2006 Sempra Energy Form 10-K, Exhibit 4.10).

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

4.13   Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern Gas Company 1984 Form 10-K, Exhibit 4.29).

Exhibit 10 -- Material Contracts

10.01 Form of Limited Liability Partnership Agreement of RBS Sempra Commodities LLP among The Royal Bank of Scotland plc, Sempra Global, Sempra Energy Trading International, B.V., RBS Sempra Commodities LLP and Sempra Energy (Form 8-K filed on July 9, 2007, Exhibit 10.1).

10.02 Master Formation and Equity Interest Purchase Agreement, dated as of July 9, 2007, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Form 8-K filed on July 9, 2007, Exhibit 10.2).

10.03 Form of Indemnity Agreement among Sempra Energy and The Royal Bank of Scotland plc. (Form 8-K filed on July 9, 2007, Exhibit 10.3).

10.04 Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.1).

10.05 Form of Nevada Antitrust Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.2).

10.06 Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed May 4, 2001 (2001 Form 10-K, Exhibit 10.01).

San Diego Gas & Electric Company

10.07 Operating Agreement between San Diego Gas & Electric and the California Department of Water Resources dated April 17, 2003 (2003 Sempra Energy Form 10-K, Exhibit 10.06).

10.08 Servicing Agreement between San Diego Gas & Electric and the California Department of Water Resources dated December 19, 2002 (2003 Sempra Energy Form 10-K, Exhibit 10.07).

Compensation

10.09 Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award.

10.10 Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option Agreement.

10.11

Sempra Energy Excess Cash Balance Plan dated December 5, 2005 (2006 Form 10-K, Exhibit 10.08).

10.12

Form of Sempra Energy 1998 Non-Employee Directors' Stock Plan Non-Qualified Stock Option Agreement (2006 Form 10-K, Exhibit 10.09).

10.13 Form of Sempra Energy Severance Pay Agreement (2004 Form 10-K, Exhibit 10.10).

10.14 Sempra Energy 2005 Deferred Compensation Plan (Form 8-K filed on December 7, 2004, Exhibit 10.1).

10.15 Sempra Energy Employee Stock Incentive Plan (September 30, 2004 Form 10-Q, Exhibit 10.1).

10.16 Sempra Energy Amended and Restated Executive Life Insurance Plan (September 30, 2004 Form 10-Q, Exhibit 10.2).

10.17 Sempra Energy Supplemental Executive Retirement Plan (September 30, 2004 Form 10-Q, Exhibit 10.7).

10.18 Neal Schmale Restricted Stock Award Agreement (September 30, 2004 Form 10-Q, Exhibit 10.8).

10.19 Severance Pay Agreement between Sempra Energy and Donald E. Felsinger (September 30, 2004 Form 10-Q, Exhibit 10.9).

10.20 Severance Pay Agreement between Sempra Energy and Neal Schmale (September 30, 2004 Form 10-Q, Exhibit 10.10).

10.21 Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Form 10-Q, Exhibit 10.11).

10.22 2003 Sempra Energy Executive Incentive Plan (2003 Form 10-K, Exhibit 10.10).

10.23 Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Form 10-Q, Exhibit 10.2).

10.24 Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Form 10-K, Exhibit 10.09).

10.25 Amended Sempra Energy Retirement Plan for Directors (2002 Form 10-K, Exhibit 10.10).

10.26 Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Form 10-Q, Exhibit 10.3).

10.27 Sempra Energy 1998 Non-Employee Directors' Stock Plan (incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).

Nuclear

San Diego Gas & Electric Company

10.28 Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.29 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.28 above)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.30 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.28 above)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.31 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.28 above)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.32 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.28 above)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.33 Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generation Station (see Exhibit 10.28 above)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.34 Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.28 above)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.35 Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.28 above) (2003 Sempra Energy Form 10-K, Exhibit 10.42).

10.36 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.37 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.36 above)(1996 SDG&E Form 10-K, Exhibit 10.62).

10.38 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.36 above)(1996 SDG&E Form 10-K, Exhibit 10.63).

10.39 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.36 above)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.40 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.36 above)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.41 Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.36 above)(2003 Sempra Energy Form 10-K, Exhibit 10.48).

10.42 Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E Form 10-K, Exhibit 10.6).

10.43 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

Exhibit 12 -- Statement re: Computation of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

Exhibit 13 -- Annual Report to Security Holders

13.01 Sempra Energy 2007 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

Exhibit 21 -- Subsidiaries

21.01 Schedule of Significant Subsidiaries at December 31, 2007.

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

AEP

American Electric Power

AFUDC

Allowance for Funds Used During Construction

ALJ

Administrative Law Judge

APBO

Accounting Principles Board Opinion

ARB

Accounting Research Bulletin

BCAP

Biennial Cost Allocation Proceeding

Bcf

Billion Cubic Feet (of natural gas)

Black-Scholes Model

Black-Scholes Option-Pricing Model

Cal Fire

California Department of Forestry and Fire Protection

CARB

California Air Resources Board

CEC

California Energy Commission

CEQA

California Environmental Quality Act

CFE

Comisión Federal de Electricidad

Coleto Creek

Coleto Creek Power Station

Conoco

ConocoPhillips

CPUC

California Public Utilities Commission

CRRs

Congestion Revenue Rights

DOE

Department of Energy

DRA

Division of Ratepayer Advocates

DSM

Demand-Side Management

DWR

Department of Water Resources

Edison

Southern California Edison Company

EIR

Environmental Impact Report

EIS

Environmental Impact Study

EITF

Emerging Issues Task Force

Elk Hills

Elk Hills Power

ENI

ENI USA Gas Marketing LLC

EPS

Earnings per Share

ESOP

Employee Stock Ownership Plan

FASB

Financial Accounting Standards Board

FERC

Federal Energy Regulatory Commission

FIN

FASB Interpretation

FSA

Financial Services Authority

FSP

FASB Staff Position

GAAP

Accounting Principles Generally Accepted in the United States of America

GCIM

Gas Cost Incentive Mechanism

GHG

Greenhouse Gas

GRC

General Rate Case

ICSID

International Center for the Settlement of Investment Disputes

IFRS

International Financial Reporting Standards

IOUs

Investor-Owned Utilities

IRS

Internal Revenue Service

ISFSI

Independent Spent Fuel Storage Installation

ISO

Independent System Operator

KMP

Kinder Morgan Energy Partners, L.P.

Liberty

Liberty Gas Storage

LIFO

Last-in first-out inventory costing method

LNG

Liquefied Natural Gas

LTPP

Long-Term Procurement Plan

Luz del Sur

Luz del Sur S.A.A.

MLC

Merrill Lynch Commodities, Inc.

MMBtu

Million British Thermal Units

(of natural gas)

MSCI

Morgan Stanley Capital International

MW

Megawatt

Ninth Circuit Court

of Appeals

U.S. Court of Appeals for the Ninth Circuit

NRC

Nuclear Regulatory Commission

OIR

Order Instituting Rulemaking

OMEC

Otay Mesa Energy Center

OMEC LLC

Otay Mesa Energy Center, LLC

OTC

Over-the-counter

Overthrust

Overthrust Pipeline Company

PBR

Performance-Based Regulation

PE

Pacific Enterprises

PGE

Portland General Electric Company

PRP

Potentially Responsible Party

PX

Power Exchange

QFs

Qualifying Facilities

RBS

The Royal Bank of Scotland plc

RBS Sempra

Commodities

RBS Sempra Commodities LLP

REX

Rockies Express Pipeline

Rockies Express

Rockies Express Pipeline LLC

ROE

Return on Equity

RPS

Renewable Portfolio Standards

SDG&E

San Diego Gas & Electric Company

Sempra Utilities

Southern California Gas Company and San Diego Gas & Electric Company

SEPCO

Sempra Energy Production Company

SFAS

Statement of Financial Accounting Standards

SoCalGas

Southern California Gas Company

SONGS

San Onofre Nuclear Generating Station

Tangguh PSC

Tangguh PSC Contractors

Topaz

Topaz Power Partners

Trust

ESOP Trust

TURN

The Utility Reform Network

Twin Oaks

Twin Oaks Power Plant

VaR

Value at Risk

VIE

Variable Interest Entity