Form 10-Q
period 2008-03-31
SEMPRA ENERGY
filed 2008-05-02
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2008
Commission file number	1-14201
SEMPRA ENERGY
(Exact name of registrant as specified in its charter)
California	33-0732627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on April 30, 2008:			250,341,668

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,
(Dollars in millions, except per share amounts)	2008	2007
	(unaudited)
OPERATING REVENUES
Sempra Utilities	$2,290	$2,059
Sempra Global and parent	980	945
Total operating revenues	3,270	3,004

OPERATING EXPENSES
Sempra Utilities:
Cost of natural gas	1,235	1,050
Cost of electric fuel and purchased power	163	149
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	409	336
Other cost of sales	136	319
Other operating expenses	698	633
Depreciation and amortization	175	169
Franchise fees and other taxes	83	81
Total operating expenses	2,899	2,737
Operating income	371	267
Other income, net	25	11
Interest income	14	26
Interest expense	(60)	(70)
Preferred dividends of subsidiaries	(2)	(2)
Income from continuing operations before income taxes and equity in earnings of certain unconsolidated subsidiaries	348	232
Income tax expense	127	63
Equity in earnings of certain unconsolidated subsidiaries	21	58
Income from continuing operations	242	227
Discontinued operations, net of income tax	--	1
Net income	$242	$228

Basic earnings per share:
Income from continuing operations	$0.94	$0.88
Discontinued operations, net of income tax	--	--
Net income	$0.94	$0.88
Weighted-average number of shares outstanding (thousands)	258,624	259,459

Diluted earnings per share:
Income from continuing operations	$0.92	$0.86
Discontinued operations, net of income tax	--	--
Net income	$0.92	$0.86
Weighted-average number of shares outstanding (thousands)	262,671	263,996
Dividends declared per share of common stock	$0.32	$0.31

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
	March 31, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$806	$668
Short-term investments	413	--
Restricted cash	--	1
Trade accounts receivable, net	968	960
Other accounts and notes receivable, net	167	114
Income taxes receivable	--	99
Deferred income taxes	301	247
Trading-related receivables and deposits, net	2,843	2,719
Derivative trading instruments	2,870	2,170
Commodities owned	1,621	2,231
Inventories	103	224
Regulatory assets	55	106
Other	323	425
Total current assets	10,470	9,964

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	295	309
Regulatory assets arising from pension and other postretirement benefit obligations	167	162
Other regulatory assets	474	460
Nuclear decommissioning trusts	701	739
Investments	1,494	1,243
Sundry	965	956
Total investments and other assets	4,096	3,869

Property, plant and equipment:
Property, plant and equipment	21,420	20,917
Less accumulated depreciation and amortization	(6,132)	(6,033)
Property, plant and equipment, net	15,288	14,884
Total assets	$29,854	$28,717

See Notes to Condensed Consolidated Financial Statements.

* As adjusted.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
	March 31, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,630	$1,064
Accounts payable - trade	1,076	1,374
Accounts payable - other	165	189
Due to unconsolidated affiliate	60	60
Income taxes payable	78	--
Trading-related payables	1,977	2,265
Derivative trading instruments	2,189	1,672
Commodities sold with agreement to repurchase	502	500
Dividends and interest payable	155	145
Regulatory balancing accounts, net	585	481
Current portion of long-term debt	23	7
Other	1,484	1,263
Total current liabilities	9,924	9,020

Long-term debt	4,589	4,553

Deferred credits and other liabilities:
Due to unconsolidated affiliate	102	102
Customer advances for construction	154	153
Pension and other postretirement benefit obligations, net of plan assets	439	434
Deferred income taxes	510	531
Deferred investment tax credits	60	61
Regulatory liabilities arising from removal obligations	2,519	2,522
Asset retirement obligations	1,134	1,129
Other regulatory liabilities	261	265
Fixed-price contracts and other derivatives	345	332
Deferred credits and other	910	949
Total deferred credits and other liabilities	6,434	6,478

Preferred stock of subsidiaries	179	179

Minority interests	151	148

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized; 261 million shares outstanding at March 31, 2008 and December 31, 2007; no par value)	3,219	3,198
Retained earnings	5,622	5,464
Deferred compensation	(21)	(22)
Accumulated other comprehensive income (loss)	(243)	(301)
Total shareholders' equity	8,577	8,339
Total liabilities and shareholders' equity	$29,854	$28,717

See Notes to Condensed Consolidated Financial Statements.

* As adjusted.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$242	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	--	(1)
Depreciation and amortization	175	169
Deferred income taxes and investment tax credits	(58)	(104)
Equity in income of unconsolidated subsidiaries	(27)	(52)
Other	32	20
Net changes in other working capital components	390	1,115
Changes in other assets	(3)	16
Changes in other liabilities	(22)	(7)
Net cash provided by continuing operations	729	1,384
Net cash used in discontinued operations	--	(1)
Net cash provided by operating activities	729	1,383

CASH FLOWS FROM INVESTING ACTIVITES
Expenditures for property, plant and equipment	(544)	(423)
Proceeds from sale of assets	10	32
Expenditures for investments	(579)	(5)
Distributions from investments	4	--
Purchases of nuclear decommissioning and other trust assets	(134)	(211)
Proceeds from sales by nuclear decommissioning and other trusts	135	213
Other	(1)	(6)
Net cash used in investing activities	(1,109)	(400)

CASH FLOWS FROM FINANCING ACTIVITES
Common dividends paid	(82)	(79)
Issuances of common stock	4	16
Repurchases of common stock	(2)	--
Increase (decrease) in short-term debt, net	566	(151)
Issuance of long-term debt	52	2
Payments on long-term debt	(10)	(35)
Other	(10)	2
Net cash provided by (used in) financing activities	518	(245)

Increase in cash and cash equivalents	138	738
Cash and cash equivalents, January 1	668	920
Cash and cash equivalents, March 31	$806	$1,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$50	$62

Income tax payments, net of refunds	$9	$20

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Increase (decrease) in accounts payable from investments in property, plant and equipment	$(62)	$15

Value of stock received for sale of investments	$--	$26

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Sempra Energy (the company), a California-based Fortune 500 holding company, its consolidated subsidiaries and a variable interest entity of which it is the primary beneficiary. Sempra Energy’s principal subsidiaries are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas) (collectively referred to as the Sempra Utilities) and Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses. Investments in affiliated companies over which Sempra Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. On April 1, 2008, substantially all of the company’s commodity-marketing business was sold to RBS Sempra Commodities LLP, a partnership of the company and the Royal Bank of Scotland (RBS). Additional information regarding the transaction is provided in Notes 4 and 9.

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report).

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

NOTE 2. NEW ACCOUNTING STANDARDS

Recently issued pronouncements that have had or may have a significant effect on the company's financial statements are described below.

SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115" (SFAS 159): SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15,

2007. The company did not elect the fair value option at the adoption of SFAS 159 for any of its eligible financial assets or liabilities.

SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" (SFAS 161): SFAS 161 expands the disclosure requirements in Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The company is in the process of evaluating the effect of this statement on its financial statement disclosures.

FASB Staff Position (FSP) FIN 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1): FSP FIN 39-1 amends certain paragraphs of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The company adopted FSP FIN 39-1 effective January 1, 2008. The company applied FSP FIN 39-1 as a change in accounting principle through retrospective application. Each consolidated balance sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. Accordingly, December 31, 2007 amounts have been reclassified to conform to this presentation. Additional disclosure is provided in Note 5.

Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11): EITF 06-11 requires that the tax benefit related to dividends paid on employee share-based payment awards classified as equity be recorded as an increase to additional paid-in capital. EITF 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on the company's financial position or results of operations.

NOTE 3. OTHER FINANCIAL DATA

Variable Interest Entity (VIE)

SDG&E has a 10-year power purchase agreement with Otay Mesa Energy Center LLC (OMEC LLC) for power generated at the Otay Mesa Energy Center (OMEC), a 573-megawatt (MW) generating facility currently under construction by OMEC LLC, which is expected to be in commercial operation in the second half of 2009. As defined in FIN 46 (revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46(R)), OMEC LLC is a VIE, of which SDG&E is the primary beneficiary. Accordingly, the company has consolidated OMEC LLC beginning in the second quarter of 2007. OMEC LLC’s equity of $137 million and $135 million as of March 31, 2008 and December 31, 2007, respectively, is classified as Minority Interest on the Consolidated Balance Sheets.

Available-for-Sale Securities

In March 2008, Sempra Energy and SDG&E purchased $177 million and $236 million, respectively, of industrial development bonds, which are classified as available-for-sale securities and included in Short-Term Investments on the Consolidated Balance Sheet at March 31, 2008. Interest rates on these securities are reset by remarketing agents on a weekly basis at rates intended to permit the bonds to be remarketed at par. The bonds were initially issued as insured, auction-rate securities, the proceeds of which were loaned to SDG&E, and are repaid with payments from SDG&E first mortgage bonds with terms corresponding to those of the industrial development bonds. SDG&E intends to modify the credit support and liquidity requirements of the bonds in conjunction with their subsequent remarketing to investors.

Pension and Other Postretirement Benefits

The following table provides the components of benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$18	$22	$6	$7
Interest cost	42	41	14	14
Expected return on assets	(40)	(40)	(12)	(11)
Amortization of:
Prior service cost (credit)	1	2	(1)	(1)
Actuarial loss	2	2	--	2
Regulatory adjustment	(15)	(16)	1	2
Total net periodic benefit cost	$8	$11	$8	$13

The company expects to contribute $73 million to its pension plans and $35 million to its other postretirement benefit plans in 2008. For the three months ended March 31, 2008, the company made contributions of $5 million and $9 million to the pension plans and other postretirement benefit plans, respectively.

Earnings per Share (EPS)

Diluted EPS for the three months ended March 31, 2008 and 2007, respectively, reflects the inclusion of 4,047,000 and 4,537,000 additional shares in the weighted-average shares outstanding for the dilutive effect of stock options, restricted stock awards and restricted stock units.

The dilution from common stock options is based on the treasury stock method, whereby the proceeds from the exercise price and unearned compensation as defined by SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), are assumed to be used to repurchase shares on the open market at the average market price for the period. The calculation excludes options for which the exercise price was greater than the average market price for common stock during the period. There were 1,474,287 such awards outstanding during the three months ended March 31, 2008 and no such awards during the corresponding period in 2007. The company had 2,500 and 689,350 stock options that were outstanding during the three months ended March 31, 2008 and 2007, respectively, that were antidilutive due to the inclusion of unearned compensation in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards and units is based on the treasury stock method, whereby assumed proceeds equivalent to the unearned compensation as defined by SFAS 123(R) related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. There were 544,399 restricted stock units which were antidilutive for the three months ended March 31, 2008 and no such antidilutive restricted stock awards or units during the corresponding period in 2007.

Share-Based Compensation

Total share-based compensation expense, net of income tax, was $8 million and $9 million for the three months ended March 31, 2008 and 2007, respectively. Pursuant to the company's share-based compensation plans, 743,500 non-qualified stock options and 643,250 restricted stock units were granted during the three months ended March 31, 2008.

Capitalized Interest

The company recorded $31 million and $21 million of capitalized interest for the three months ended March 31, 2008 and 2007, respectively, including the debt-related portion of allowance for funds used during construction for the Sempra Utilities.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
Net income	$242	$228
Foreign currency adjustments	73	(6)
Financial instruments*	(18)	(1)
Available-for-sale securities**	2	5
Net actuarial loss***	1	--
Comprehensive income	$300	$226
*	Net of income tax benefit of $12 million and $1 million for the three months ended March 31, 2008 and 2007, respectively.
**	Net of income tax expense of a negligible amount and $3 million for the three months ended March 31, 2008 and 2007, respectively.
***	Net of income tax expense of $1 million and a negligible amount for the three months ended March 31, 2008 and 2007, respectively.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
Equity in earnings (losses) of unconsolidated subsidiaries	$6	$(6)
Allowance for equity funds used during construction	8	6
Regulatory interest, net	(5)	(5)
Sundry, net	16	16
Total	$25	$11

NOTE 4. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

At March 31, 2008, the company had available $4.3 billion in unused, committed lines of credit to provide liquidity and support commercial paper (the major components of which are detailed below).

Sempra Global has a $2.5 billion, five-year syndicated revolving credit facility expiring in 2010 and a $750 million, three-year syndicated revolving credit facility expiring in November 2008. At March 31, 2008, Sempra Global had letters of credit of $91 million outstanding under the five-year facility and no outstanding borrowings under either facility. The facilities provide support for $867 million of commercial paper outstanding at March 31, 2008.

Sempra Commodities has a five-year, syndicated revolving credit facility expiring in 2010 that provides for up to $1.72 billion of extensions of credit to Sempra Commodities and certain of its affiliates. At March 31, 2008, Sempra Commodities had $585 million of outstanding borrowings and $823 million letters of credit outstanding under this facility.

Sempra Commodities also has a $500 million, three-year credit facility expiring in 2009 that provides for extensions of credit to Sempra Commodities. At March 31, 2008, Sempra Commodities had $145 million of outstanding borrowings and $334 million letters of credit outstanding under this facility.

Sempra LNG has a $1.25 billion, five-year syndicated revolving credit facility expiring in 2009. At March 31, 2008, Sempra LNG had $85 million of outstanding letters of credit and no outstanding borrowings under this facility.

The Sempra Utilities have a combined $600 million revolving credit facility expiring in 2010, under which each utility may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At March 31, 2008, the company had no outstanding borrowings under this facility. The facility provides support for $33 million of commercial paper outstanding as of March 31, 2008.

Uncommitted Lines of Credit

Under uncommitted facilities, lenders provide credit on a discretionary basis. Terms are generally consistent with existing committed credit facilities. At March 31, 2008, Sempra Commodities had $1.1 billion in various uncommitted lines of credit and $372 million of letters of credit outstanding supported by these lines.

Additional information concerning committed and uncommitted credit facilities is provided in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

In connection with the sale of the commodity-marketing business as discussed in Note 9, RBS will release or indemnify the company in respect of any obligations related to the Sempra Commodities committed and uncommitted lines of credit.

Weighted Average Interest Rate

The company's weighted average interest rate on the total short-term debt outstanding was 3.91 percent at March 31, 2008.

Interest-Rate Swaps

The company’s fair value interest-rate swaps and interest-rate swaps to hedge cash flows are discussed in Note 5.

NOTE 5. FINANCIAL INSTRUMENTS

The company periodically uses commodity derivative instruments and interest-rate swap agreements to moderate its exposure to commodity price changes and interest-rate changes and to lower its overall cost of borrowing.

Fair Value Hedges

Commodity fair value hedges are associated with Sempra Commodities. These hedges are recorded as trading instruments and may involve significant notional quantities of commodities traded within that business.

As of March 31, 2008 and December 31, 2007, the company had fair value interest-rate swap hedges for a notional amount of debt totaling $450 million. The maturities of these swaps range from 2010 to 2011. These fair value hedge balances were an asset of $21 million and $11 million at March 31, 2008 and December 31, 2007, respectively.

Market value adjustments since inception of the interest-rate swap hedges were recorded as an increase in Fixed-Price Contracts and Other Derivatives (in noncurrent assets as Sundry or in noncurrent liabilities) and a corresponding increase or decrease in Long-Term Debt without affecting net income or other comprehensive income.

Cash Flow Hedges

Commodity cash flow hedges are primarily associated with Sempra Commodities. These hedges are recorded primarily as trading instruments and may involve significant notional quantities of commodities traded within that business.

As of March 31, 2008 and December 31, 2007, the company had established cash flow interest-rate swap hedges for notional debt balances totaling $434 million. The maturities on the swaps at March 31, 2008 range from 2009 to 2038. In addition, OMEC LLC has entered into cash flow interest-rate swap hedges for a notional amount of debt ranging from $134 million to $377 million. The swaps expire in 2019.

The balances in Accumulated Other Comprehensive Income (Loss) at March 31, 2008 and December 31, 2007 related to all cash flow hedges were losses of $42 million and $24 million, respectively, net of income tax. The company expects that losses of $27 million, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. However, in connection with the consummation of the transaction related to Sempra Commodities discussed in Note 9, a portion of Sempra Commodities' cash flow hedge balance will be recognized.

Hedge Ineffectiveness

A summary of the hedge ineffectiveness gains (losses) follows:

	Three months ended March 31,
(Dollars in millions)	2008	2007
Commodity hedges:*
Cash flow hedges	$(3)	$--
Fair value hedges	(9)	29
Time value exclusions from hedge assessment	--	(2)
Total unrealized gains (losses)	(12)	27

Interest-rate hedges:**
Cash flow hedges	--	1
Total unrealized gains	--	1

Total ineffectiveness gains (losses)	$(12)	$28
*	For commodity derivative instruments, the company records ineffectiveness gains (losses) in Operating Revenues from Sempra Global and Parent on the Statements of Consolidated Income.
**	For interest-rate swap instruments, the company records ineffectiveness gains (losses) in Other Income, Net on the Statements of Consolidated Income.

For commodity derivative instruments designated as fair value hedges, the ineffectiveness gains (losses) relate to hedges of commodity inventory and include gains (losses) that represent time value of money, which is excluded for hedge assessment purposes. For commodity derivative instruments designated as cash flow hedges, the ineffectiveness amount for 2008 relates to hedges of natural gas purchases and sales related to transportation and storage capacity arrangements.

Sempra Commodities

The carrying values of trading assets and trading liabilities, primarily at Sempra Commodities, are as follows:

(Dollars in millions)	March 31, 2008	December 31, 2007*
TRADING ASSETS
Trading-related receivables and deposits, net:
Due from trading counterparties	$2,269	$2,489
Due from commodity clearing organizations and clearing brokers	574	230
	2,843	2,719
Derivative trading instruments:
Unrealized gains on swaps and forwards	1,455	1,067
Over-the-counter (OTC) commodity options purchased	1,415	1,103
	2,870	2,170
Commodities owned	1,621	2,231
Total trading assets	$7,334	$7,120

TRADING LIABILITIES
Trading-related payables	$1,977	$2,265
Derivative trading instruments:
Unrealized losses on swaps and forwards	1,410	950
OTC commodity options written	779	722
	2,189	1,672
Commodities sold with agreement to repurchase	502	500
Total trading liabilities	$4,668	$4,437
* Amounts have been reclassified to reflect the adoption of FASB Staff Position FIN 39-1.

Sempra Commodities' credit risk from physical and financial instruments as of March 31, 2008 is represented by their positive fair value after consideration of collateral. Options written do not expose Sempra Commodities to credit risk. Exchange-traded futures and options are not deemed to have significant credit exposure since the exchanges guarantee that every contract will be properly settled on a daily basis. Credit risk is also associated with Sempra Commodities' retail customers.

The following table summarizes the counterparty credit quality and exposure for Sempra Commodities, expressed in terms of net replacement value. These exposures are net of collateral in the form of customer margin and/or letters of credit of $1.9 billion and $1.6 billion at March 31, 2008 and December 31, 2007, respectively.

(Dollars in millions)	March 31, 2008	December 31, 2007
Counterparty credit quality*
Commodity exchanges	$574	$230
AAA	15	13
AA	586	478
A	563	419
BBB	684	504
Below investment grade or not rated	894	959
Total	$3,316	$2,603
* As determined by rating agencies or by internal models intended to approximate rating agency determinations.

Sempra Utilities

At the Sempra Utilities, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments enable the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The Sempra Utilities record realized gains or losses on derivative instruments associated with transactions for electric energy and natural gas contracts in Cost of Electric Fuel and Purchased Power and Cost of Natural Gas, respectively, on the Statements of Consolidated Income. On the Consolidated Balance Sheets, the Sempra Utilities record corresponding regulatory assets and liabilities related to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

Adoption of FSP FIN 39-1

The company adopted FSP FIN 39-1 effective January 1, 2008, which requires retroactive application. Each Consolidated Balance Sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. As of March 31, 2008, the company offset fair value cash collateral receivables and payables against net derivative positions of $498 million and $1.0 billion, respectively. As of December 31, 2007, the company offset fair value cash collateral receivables and payables against net derivative positions of $177 million and $1.1 billion, respectively. The fair value of cash collateral that was not offset in the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 was $105 million and $27 million, respectively. The fair value of derivative instruments, determined in accordance with the company's netting policy, is set forth below.

	March 31, 2008		December 31, 2007
(Dollars in millions)	Assets	Liabilities	Assets	Liabilities
Sempra Commodities' trading derivatives	$2,937	$2,335	$2,393	$2,073
Sempra Utilities' commodity derivatives	64	--	27	8
Interest-rate instruments	7	45	5	20
Total	$3,008	$2,380	$2,425	$2,101

Fair Value Hierarchy

The company’s valuation techniques used to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157), are discussed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

The following tables set forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 and December 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of March 31, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Trading derivatives	$48	$3,798	$331	$(1,240)	$2,937
Commodity trading inventories	--	1,557	--	--	1,557
Other derivatives	28	79	7	--	114
Nuclear decommissioning trusts*	519	175	--	--	694
Short-term investments	--	413	--	--	413
Other	83	6	15	--	104
Total	$678	$6,028	$353	$(1,240)	$5,819

Liabilities:
Trading derivatives	$98	$2,952	$10	$(725)	$2,335
Other derivatives	--	61	--	--	61
Total	$98	$3,013	$10	$(725)	$2,396

Recurring Fair Value Measures	At fair value as of December 31, 2007**
(Dollars in millions)	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Trading derivatives	$201	$2,943	$446	$(1,197)	$2,393
Commodity trading inventories	--	2,177	--	--	2,177
Other derivatives	16	45	7	--	68
Nuclear decommissioning trusts*	551	175	--	--	726
Other	86	6	7	--	99
Total	$854	$5,346	$460	$(1,197)	$5,463

Liabilities:
Trading derivatives	$200	$2,116	$59	$(302)	$2,073
Other derivatives	--	32	--	--	32
Total	$200	$2,148	$59	$(302)	$2,105
*				Excludes cash balances.
**				Amounts have been reclassified to reflect the adoption of FASB Staff Position FIN 39-1.

Trading derivatives in the Recurring Fair Value Measures tables above include OTC unrealized values related to swaps, forwards and options, as well as open, listed exchange transactions. However, exchange transactions, which are cash settled during the life of the transaction, are classified as part of Trading-Related Receivables and Deposits, Net on the Consolidated Balance Sheets. The following table provides a reconciliation of these balances as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
(Dollars in millions)	Assets	Liabilities	Assets	Liabilities
Derivative trading instruments:
Per Consolidated Balance Sheets	$2,870	$2,189	$2,170	$1,672
Unrealized revenues for exchange contracts	67	146	223	401
Per Recurring Fair Value Measures Table	$2,937	$2,335	$2,393	$2,073

The Recurring Fair Value Measures tables above do not include certain commodity trading inventories that are carried on a lower-of-cost-or-market basis. The tables do include a portion of commodity trading inventories for which fair value hedge accounting is applied. The following table provides a reconciliation of these balances as of March 31, 2008 and December 31, 2007.

(Dollars in millions)	March 31, 2008	December 31, 2007
Commodities owned:
Per Consolidated Balance Sheets	$1,621	$2,231
Less: Commodities owned, recorded at lower-of-cost-or-market	(64)	(54)
Per Recurring Fair Value Measures Table	$1,557	$2,177

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

The following table sets forth a reconciliation primarily of changes in the fair value of net trading derivatives classified as level 3 in the fair value hierarchy:

	Three months ended March 31,
(Dollars in millions)	2008	2007
Balance as of January 1	$401	$519
Realized and unrealized losses	(82)	(250)
Purchases and issuances	24	75
Balance as of March 31	$343	$344

Change in unrealized gains (losses) relating to instruments still held as of March 31	$(60)	$(82)

Gains and losses (realized and unrealized) for level 3 recurring items are included primarily in Operating Revenues for Sempra Global and Parent on the Statements of Consolidated Income.

NOTE 6. SEMPRA UTILITIES' REGULATORY MATTERS

Sunrise Powerlink Electric Transmission Line

SDG&E has applied to the California Public Utilities Commission (CPUC) for authorization to construct the Sunrise Powerlink, a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region that will be able to deliver 1,000 MW. The project, as proposed by the company, is now projected to cost $1.5 billion, which includes an allowance for funds used during construction related to both debt and equity. The increase in total projected cost from previous estimates is primarily due to the delay in the projected in-service date and the increased costs of materials and supplies. The projected cost is subject to change pending the final route, terms, conditions and mitigation requirements stipulated in the CPUC decision.

A proposed decision on the project is expected in July 2008, with a final CPUC decision expected by year-end 2008. Given this timeline, if the project is approved by the CPUC as proposed by the company, the earliest management projects the Sunrise Powerlink would be in commercial operation is in the first half of 2011.

General Rate Case (GRC)

In December 2007, SoCalGas and SDG&E filed settlement agreements with the CPUC pertaining to their 2008 General Rate Cases (2008 GRC) that would, if approved by the CPUC, provide a 2008 revenue requirement of $1.685 billion for SoCalGas and $1.349 billion for SDG&E and would resolve all 2008 revenue requirement issues. If adopted, the settlements would represent an increase in the annual revenue requirement in 2008 of $59 million for SoCalGas, and $138 million for SDG&E, as compared to the 2007 revenue requirement. The Sempra Utilities also reached agreement with certain parties in the 2008 GRC, also subject to CPUC approval, regarding post test-year provisions including the duration of the post-test years (2008 GRC period), earnings sharing and the year-to-year increases to the annual authorized revenue during the GRC period. The parties, with the exception of the CPUC's Division of Ratepayer Advocates (DRA), agreed to a GRC term of four years (2008 through 2011), with the DRA separately agreeing to a term of five years (through 2012). All parties agreed to post test-year revenue requirement increases in fixed dollar amounts. All parties also agreed that there would be no earnings sharing between the companies and ratepayers should either of the companies achieve earnings above or below the authorized return on equity for any year in the post test-year period.

Both SoCalGas and SDG&E have filed requests with the CPUC to make any decision on the 2008 GRC effective retroactive to January 1, 2008. A final CPUC decision on all 2008 GRC issues, as noted above, is expected in the second quarter of 2008.

As a final CPUC decision in regard to the 2008 GRC has not been issued, both SoCalGas and SDG&E are reporting first quarter 2008 revenue associated with CPUC-regulated operations consistent with the 2007 revenue requirement as established by the CPUC's 2004 Cost of Service decision.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At March 31, 2008, the company's reserves for unresolved litigation matters were $167 million. The company has additional reserves of $455 million for settlements reached to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the settlements and $455 million of reserves is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits in California and Nevada alleged that Sempra Energy and the Sempra Utilities unlawfully sought to control natural gas and electricity markets and claimed damages in excess of $23 billion after applicable trebling.

The San Diego County Superior Court entered a final order approving the settlement of the Continental Forge class-action litigation as fair and reasonable in July 2006. The California Attorney General and the Department of Water Resources (DWR) have appealed the final order. Oral argument is expected to take place in 2008. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement in September 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but the company is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency.

To settle the California and Nevada litigation, in January 2006, the company agreed to make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation. The Los Angeles City Council had not previously voted to approve the City of Los Angeles' participation in the January 2006 California settlement. In March 2007, Sempra Energy and the Sempra Utilities entered into a separate settlement agreement with the City of Los Angeles resolving all of its claims in the Continental Forge litigation in return for the payment of $8.5 million in April 2007. This payment was made in lieu of the $12 million payable in eight annual installments that the City of Los Angeles was to receive as part of the January 2006 California settlement.

Additional consideration for the January 2006 California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified liquefied natural gas (LNG) from its LNG terminal being constructed in Baja California, Mexico, for a period of 18 years at the California border index price minus $0.02 per million British thermal units (MMBtu). Also, Sempra Generation voluntarily would reduce the price that it charges for power and limit the locations at which it would deliver power under its DWR contract. Based on the expected contractual power deliveries, this discount would have potential value aggregating $300 million over the contract's then remaining six-year term. As a result of recording the price discount of the DWR contract in 2005, subsequent earnings reported on the DWR contract reflect original rather than discounted power prices. The price reductions would be offset by any amounts in excess of a $150 million threshold up to the full amount of the price reduction that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

Under the terms of the January 2006 settlements, $83 million was paid in August 2006 and an additional $83 million was paid in August 2007. Of the remaining amounts, $25.8 million is to be paid on the closing date of the January 2006 settlements, which will take place after the resolution of all appeals, and $24.8 million will be paid on each successive anniversary of the closing date through the seventh anniversary of the closing date, as adjusted for the City of Los Angeles settlement. Under the terms of the City of Los Angeles settlement, $8.5 million was paid in April 2007. The reserves recorded for the California and Nevada settlements in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract. A portion of the reserves was discounted at 7 percent, the rate specified for prepayments in the settlement agreement. For payments not addressed in the agreement and for periods from the settlement date through the estimated date of the first payment, 5 percent was used to approximate the company’s average cost of financing.

DWR Contract

The DWR commenced an arbitration proceeding in February 2004 against Sempra Generation with respect to the contract under which Sempra Generation sells electricity to the DWR. The DWR disputed a portion of Sempra Generation's billings and its manner of delivering electricity, and sought rescission of the contract, which expires by its terms in 2011.

In its April 2006 decision, the arbitration panel declined to rescind the contract and ruled against the DWR on its most significant claims, but did rule in favor of the DWR on certain contractual issues. As a result, Sempra Generation paid $73 million in the second quarter of 2006. The arbitration panel's ruling is final and binding upon both the DWR and Sempra Generation with respect to the issues that were the subject of the arbitration.

In February 2006, the DWR commenced additional arbitration against Sempra Generation relating to the manner in which Sempra Generation schedules its Mexicali plant. The DWR seeks $100 million in damages and an order terminating the contract. In July 2007, the arbitration panel issued an order finding that the claims asserted by the DWR in the arbitration were subject to the Federal Energy Regulatory Commission's (FERC) exclusive jurisdiction, and staying the matter until any proceedings filed by the DWR at the FERC are final. In September 2007, the DWR filed a Petition for Declaratory Order at the FERC asking the agency to declare it does not have and will not assert jurisdiction over the claims posed by the DWR. In November 2007, the FERC granted the DWR’s petition, finding that the FERC does not have exclusive jurisdiction to determine the claims alleged by the DWR. Sempra Generation has requested that the FERC rehear or clarify this ruling.

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

The California Energy Oversight Board, the CPUC and others filed petitions appealing 2003 FERC orders upholding the DWR's contracts with Sempra Generation and other power suppliers under the Mobile-Sierra doctrine's "public interest" standard of review. In December 2006, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) granted the appeals and remanded the cases (including a companion case involving contracts in Nevada, Washington and California) back to the FERC instructing the FERC to consider applying a more rigorous contract review standard upon remand. Sempra Generation and other power suppliers petitioned the United States Supreme Court to review the Ninth Circuit Court of Appeals' decisions, and in September 2007, the U.S. Supreme Court granted the requests for review in the companion case noted above and oral argument took place on February 19, 2008. The requests for review in the case involving the DWR contracts will remain on hold pending the resolution of the companion case. A decision is expected in mid-2008.

Other Natural Gas Cases

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges a conspiracy to manipulate and inflate the prices that Nevada Power had to pay for its natural gas by preventing the construction of natural gas pipelines to serve Nevada and other Western states, and reporting artificially inflated prices to trade publications. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve the claims. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the case to the District Court for further proceedings.

Apart from the claims settled in connection with the Continental Forge settlement, the remaining 13 state antitrust actions that were coordinated in San Diego Superior Court against Sempra Energy, the Sempra Utilities and Sempra Commodities and other, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions, were settled on January 4, 2008, for $2.5 million.

Pending in the U.S. District Court in Nevada are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The court dismissed four of these actions in 2005, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the cases to the District Court for further proceedings.

Electricity Cases

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

Various parties appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC had erred in not considering other remedies, such as disgorgement of profits, for tariff violations that are alleged to have occurred prior to October 2, 2000. The Court of Appeals remanded the matter to the FERC for further proceedings. In November 2007, Sempra Commodities and other entities filed requests for rehearing of the Court of Appeals’ August 2006 decision. In August 2007, the Ninth Circuit Court of Appeals issued a decision reversing and remanding FERC orders declining to provide refunds in a related proceeding regarding short-term bilateral sales up to one month in the Pacific Northwest. The court found that some of the short-term sales between the DWR and various sellers (including Sempra Commodities) that had previously been excluded from the refund proceeding involving sales in the ISO and PX markets in California, were within the scope of the Pacific Northwest refund proceeding. In December 2007, Sempra Commodities and other sellers filed requests for rehearing of the Court of Appeals’ August 2007 decision. It is possible that on remand, the FERC could order refunds for short-term sales to the DWR in the Pacific Northwest refund proceeding.

Sempra Commodities has reserves for its estimated refund liability that reflect its estimate of the effect of the FERC's revision of the benchmark prices it will use to calculate refunds and other refund-related developments.

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

At March 31, 2008, Sempra Commodities is owed approximately $100 million from energy sales made in 2000 and 2001 through the ISO and the PX markets. The collection of these receivables depends on several factors, including the California ISO and PX refund case. The company believes adequate reserves have been recorded.

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

Other Litigation

In October 2007, Southern California experienced catastrophic wildfires. The causes of many of these fires remain under investigation, including the possible role of SDG&E power lines affected by unusually high winds. In November 2007, the California Department of Forestry and Fire Protection (Cal Fire) issued a press release stating that power lines caused three of the fires in San Diego County and that together these three fires burned more than 200,000 acres and destroyed approximately 1,900 structures. Cal Fire is expected to issue a final report, and the CPUC’s Consumer Protection and Safety Division, which is also investigating the fires, is also expected to issue a report. Six lawsuits, four of which seek to be designated as class actions, have been filed against SDG&E in San Diego County Superior Court seeking unspecified amounts for damages relating to the fires. One of the lawsuits also names Sempra Energy as a defendant. The lawsuits assert that SDG&E improperly designed and maintained its power lines and failed to adequately clear adjacent vegetation. The company has approximately $1 billion in liability insurance and has notified its insurers of the lawsuits.

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

In 1998, Sempra Energy and the Sempra Utilities converted their traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. In July 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. The Ninth Circuit Court of Appeals heard oral argument on the matter on February 15, 2008, and took the matter under submission.

Nuclear Insurance

SDG&E and the other owners of the San Onofre Nuclear Generating Station (SONGS) have insurance to respond to nuclear liability claims related to SONGS. The insurance provides coverage of $300 million, the maximum amount available, and includes coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $10.5 billion of secondary financial protection. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss that exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed to provide the secondary financial protection. SDG&E's total share would be up to $40 million, subject to an annual maximum assessment of $6 million, unless a default were to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

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

The nuclear property insurance program, subscribed to by members of the nuclear power generating industry, includes an industry aggregate loss limit for non-certified acts of terrorism (as defined by the Terrorism Risk Insurance Act). The industry aggregate loss limit for property claims arising from non-certified acts of terrorism is $3.24 billion. This limit is the maximum amount to be paid to members who sustain losses or damages from these non-certified terrorist acts.

NOTE 8. SEGMENT INFORMATION

The company is a holding company, whose subsidiaries are primarily engaged in the energy business. It has five separately managed reportable segments (SoCalGas, SDG&E, Sempra Commodities, Sempra Generation and Sempra Pipelines & Storage), which are described in the Annual Report. The “all other” amounts consist primarily of parent organizations and Sempra LNG. Additional information regarding Sempra Commodities is provided in Note 9.

The accounting policies of the segments are described in the Notes to Consolidated Financial Statements in the Annual Report. Segment performance is evaluated by management based on reported net income. Sempra Utility transactions are based on rates set by the CPUC and the FERC.

Discontinued operations, as discussed in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, are the operating results of Bangor Gas and Frontier Energy, which had been in the Sempra Pipelines & Storage segment. The following tables exclude amounts from discontinued operations, unless otherwise noted.

	Three months ended March 31,
(Dollars in millions)	2008		2007
OPERATING REVENUES
SoCalGas	$1,556	47%	$1,368	45%
SDG&E	746	23	709	24
Sempra Commodities	457	14	512	17
Sempra Generation	446	14	397	13
Sempra Pipelines & Storage	93	3	77	3
Adjustments and eliminations	(17)	(1)	(42)	(1)
Intersegment revenues	(11)	--	(17)	(1)
Total	$3,270	100%	$3,004	100%
INTEREST EXPENSE
SoCalGas	$16		$18
SDG&E	27		24
Sempra Commodities	12		7
Sempra Generation	4		4
Sempra Pipelines & Storage	2		5
All other	37		56
Intercompany eliminations	(38)		(44)
Total	$60		$70
INTEREST INCOME
SoCalGas	$3		$6
SDG&E	2		1
Sempra Commodities	7		5
Sempra Generation	2		11
Sempra Pipelines & Storage	3		4
All other	35		43
Intercompany eliminations	(38)		(44)
Total	$14		$26
DEPRECIATION AND AMORTIZATION
SoCalGas	$71	41%	$69	41%
SDG&E	77	44	75	44
Sempra Commodities	6	3	7	4
Sempra Generation	14	8	12	7
Sempra Pipelines & Storage	2	1	3	2
All other	5	3	3	2
Total	$175	100%	$169	100%
INCOME TAX EXPENSE (BENEFIT)
SoCalGas	$40		$39
SDG&E	32		38
Sempra Commodities	39		4
Sempra Generation	31		39
Sempra Pipelines & Storage	4		(1)
All other	(19)		(56)
Total	$127		$63
EQUITY IN EARNINGS (LOSSES) OF
UNCONSOLIDATED SUBSIDIARIES
Earnings (losses) recorded before tax:
Sempra Pipelines & Storage	$8		$--
Sempra Generation	2		(1)
All other	(4)		(5)
Total	$6		$(6)
Earnings recorded net of tax:
Sempra Pipelines & Storage	$18		$12
Sempra Commodities	3		46
Total	$21		$58

	Three months ended March 31,
(Dollars in millions)	2008		2007
NET INCOME
SoCalGas*	$57	23%	$55	24%
SDG&E*	74	31	62	27
Sempra Commodities	59	24	71	31
Sempra Generation	45	19	54	24
Sempra Pipelines & Storage	26	11	16	7
Discontinued operations	--	--	1	--
All other	(19)	(8)	(31)	(13)
Total	$242	100%	$228	100%
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SoCalGas	$116	21%	$86	20%
SDG&E	235	43	157	37
Sempra Commodities	21	4	9	2
Sempra Generation	11	2	1	--
Sempra Pipelines & Storage	59	11	79	19
All other	102	19	91	22
Total	$544	100%	$423	100%

	March 31,		December 31,
(Dollars in millions)	2008		2007**
ASSETS
SoCalGas	$6,717	22%	$6,406	22%
SDG&E	8,596	29	8,499	30
Sempra Commodities	8,875	30	8,620	30
Sempra Generation	1,805	6	1,759	6
Sempra Pipelines & Storage	2,634	9	2,287	8
All other	2,399	8	2,182	8
Intersegment receivables	(1,172)	(4)	(1,036)	(4)
Total	$29,854	100%	$28,717	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Commodities	$34		$32
Sempra Generation	205		205
Sempra Pipelines & Storage	1,023		776
All other	42		46
Total	$1,304		$1,059
*		After preferred dividends.
**		Adjusted to reflect the adoption of FASB Staff Position FIN 39-1.

NOTE 9. SUBSEQUENT EVENTS

RBS Sempra Commodities LLP

On April 1, 2008, Sempra Energy and The Royal Bank of Scotland (RBS) completed the formation of their previously announced partnership, RBS Sempra Commodities LLP, to own and operate the commodity-marketing businesses previously held as subsidiaries of Sempra Energy. Sempra Energy holds an equity investment in the partnership of $1.6 billion. RBS holds an equity investment of $1.665 billion and will provide any additional funding required for the ongoing operations of the partnership’s businesses. As a result of the transaction, Sempra Energy also received approximately $1.2 billion in cash.

Beginning April 1, the company will account for its investment in the partnership under the equity method, and the company’s share of partnership earnings will be reported in the Sempra Commodities segment.

Financial information for the Sempra Commodities segment, which generally comprises the company’s commodity-marketing business, is as follows at March 31, 2008 and for the three months then ended (in millions):

Operating revenues	$457
Net income	59
Assets	8,875
Liabilities	6,154

Additional information concerning this transaction is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Share Repurchase Program

On April 1, 2008, the company entered into a Collared Accelerated Share Acquisition Program with Merrill Lynch International (MLI) under which the company will expend $1 billion to repurchase shares of its common stock. The program is expected to extend into the fourth quarter of 2008.

Sempra Energy prepaid $1 billion to MLI on April 7, 2008 for shares of Sempra Energy common stock to be purchased from MLI in a share forward transaction. The number of shares purchased (subject to minimum and maximum numbers of shares) will be determined by dividing the $1 billion purchase price by the arithmetic mean of the volume-weighted average trading prices of shares of Sempra Energy common stock for each day in a valuation period minus a fixed discount. The valuation period will begin following the completion of a hedging period during which MLI will establish an initial hedging position in respect of its obligation to deliver shares under the program and will continue until the program is completed.

The company’s outstanding shares used to calculate earnings per share will be reduced by the number of shares repurchased as they are delivered to the company, and the $1 billion purchase price will be recorded as a reduction in shareholders’ equity upon its prepayment. On the April 7,

2008 prepayment date, Sempra Energy received 11,209,865 of the shares to be purchased and will receive the balance of the minimum number at the end of the hedging period. It will receive any additional repurchased shares at the end of the valuation period.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2007 Annual Report on Form 10-K (Annual Report).

OVERVIEW

Sempra Energy

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide electric, natural gas and other energy products and services to its customers. Operations are divided into the Sempra Utilities and Sempra Global. The Sempra Utilities are Southern California Gas Company (SoCalGas) and San Diego Gas & Electric Company (SDG&E), which serve consumers from California's Central Valley to the Mexican border. Sempra Global is a holding company for most of the subsidiaries of Sempra Energy that are not subject to California utility regulation. Sempra Global's principal subsidiaries provide the following energy-related products and services:

•

Sempra Commodities is primarily a wholesale and retail trader of physical and financial products, including natural gas, power, petroleum and petroleum products, and other commodities; and it is also a trader and wholesaler of base metals. On April 1, 2008, Sempra Energy and The Royal Bank of Scotland (RBS) completed the formation of their previously announced partnership, RBS Sempra Commodities LLP, to own and operate the commodity-marketing businesses previously held as subsidiaries of Sempra Energy. These subsidiaries generally comprise the Sempra Commodities segment. This transaction is discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

•

Sempra Generation develops, owns and operates electric generation facilities.

•

Sempra LNG is developing receipt terminals for the importation of liquefied natural gas (LNG) and has an agreement to supply natural gas to Mexico's government-owned electric utility.

•

Sempra Pipelines & Storage develops and owns natural gas pipelines and storage facilities in the United States and Mexico, and holds interests in companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. The company is currently pursuing the sale of its interests in the Argentine utilities, as discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

RESULTS OF OPERATIONS

Net income increased by $14 million (6%) to $242 million for the three months ended March 31, 2008, compared to the corresponding period of 2007, primarily resulting from improved results at SDG&E, Sempra Pipelines & Storage and Parent and Other, partially offset by lower results at Sempra Commodities and Sempra Generation, as discussed in "Business Unit Results" below.

Net Income (Loss) by Business Unit

	Three months ended March 31,
(Dollars in millions)	2008		2007
Sempra Utilities
Southern California Gas Company *	$57	23%	$55	24%
San Diego Gas & Electric Company *	74	31	62	27
Total Sempra Utilities	131	54	117	51

Sempra Global
Sempra Commodities	59	24	71	31
Sempra Generation	45	19	54	24
Sempra Pipelines & Storage	26	11	16	7
Sempra LNG	(9)	(4)	(10)	(4)
Total Sempra Global	121	50	131	58

Parent and other **	(10)	(4)	(21)	(9)
Income from continuing operations	242	100	227	100
Discontinued operations, net of income tax	--	--	1	--
Net income	$242	100%	$228	100%
*	After preferred dividends.
**

Includes after-tax interest expense ($15 million and $21 million for the three months ended March 31, 2008 and 2007, respectively), intercompany eliminations recorded in consolidation and certain corporate costs incurred at Sempra Global.

Sempra Utilities Revenues and Cost of Sales

During the three months ended March 31, 2008, natural gas revenues and the cost of natural gas increased compared to the corresponding period in 2007, primarily as a result of higher natural gas prices and volumes. Electric revenues increased for the three months ended March 31, 2008 compared to the corresponding period in 2007 primarily due to higher cost of electric fuel and purchased power and higher authorized transmission margin.

As a final decision in the 2008 General Rate Case (GRC) was not issued by the California Public Utilities Commission (CPUC) by March 31, 2008, revenues for the first quarter of 2008 associated with CPUC-regulated operations were consistent with the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision.

Although the current regulatory framework provides that the cost of natural gas purchased for core customers be passed through to the customers on a substantially concurrent basis, SoCalGas' Gas Cost Incentive Mechanism (GCIM) and SDG&E's natural gas procurement Performance-Based Regulation (PBR) mechanism, which was in effect through March 31, 2008, allow them to share in the savings or costs from buying natural gas for their customers below or above market-based monthly benchmarks. The mechanisms permit full recovery of commodity procurement costs within a tolerance band around the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. Further discussion is provided in Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the Sempra Utilities' natural gas and electric volumes and revenues by customer class for the three-month periods ended March 31.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2008:
Residential	108	$1,293	--	$2	108	$1,295
Commercial and industrial	36	396	73	35	109	431
Electric generation plants	--	--	58	21	58	21
Wholesale	--	--	7	2	7	2
	144	$1,689	138	$60	282	1,749
Balancing accounts and other						43
Total						$1,792
2007:
Residential	104	$1,125	--	$2	104	$1,127
Commercial and industrial	37	354	69	41	106	395
Electric generation plants	--	--	43	20	43	20
Wholesale	--	--	8	3	8	3
	141	$1,479	120	$66	261	1,545
Balancing accounts and other						47
Total						$1,592

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2008		2007
	Volumes	Revenue	Volumes	Revenue
Residential	2,009	$220	1,960	$249
Commercial	1,687	160	1,683	185
Industrial	553	42	522	48
Direct access	765	23	778	28
Street and highway lighting	26	3	25	3
	5,040	448	4,968	513
Balancing accounts and other		50		(46)
Total		$498		$467

Although commodity costs associated with long-term contracts allocated to SDG&E from the California Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Sempra Global and Parent Operating Revenues

Sempra Global and Parent operating revenues increased by $35 million (4%) in the three months ended March 31, 2008 to $980 million. The increase was primarily attributable to Sempra Generation, mainly as a result of increased power sales and favorable natural gas and power prices, partially offset by a decrease at Sempra Commodities.

Sempra Global and Parent Cost of Natural Gas, Electric Fuel and Purchased Power

Sempra Global and Parent cost of natural gas, electric fuel and purchased power increased by $73 million (22%) in the three months ended March 31, 2008 to $409 million. The increase was primarily associated with the higher revenues at Sempra Generation.

Sempra Global and Parent Other Cost of Sales

Sempra Global and Parent other cost of sales decreased by $183 million (57%) in the three months ended March 31, 2008 to $136 million. The decrease was attributable to Sempra Commodities due to lower transportation and storage costs related to natural gas trading activity, and increased activity in the power markets, where associated costs are lower.

Other Operating Expenses

Other operating expenses increased by $65 million (10%) in the three months ended March 31, 2008 to $698 million. The increase was primarily related to increased margins and a $43 million credit provision at Sempra Commodities, as discussed in "Business Unit Results" below.

Other Income, Net

Other income, net, which consists primarily of equity earnings from unconsolidated subsidiaries, allowance for equity funds used during construction and regulatory interest, increased by $14 million (127%) in the three months ended March 31, 2008 to $25 million. The increase was primarily due to a $16 million cash payment received for the early termination of a capacity agreement for the Cameron LNG receipt terminal and $12 million higher equity earnings from unconsolidated subsidiaries, partially offset by $8 million higher losses from investments related to the company's executive retirement and deferred compensation plans. These losses were offset by a $9 million reduction in deferred compensation expense in Other Operating Expenses.

Interest Income

Interest income decreased by $12 million (46%) in the three months ended March 31, 2008 to $14 million. The decrease for the three-month period was primarily due to lower average short-term investment balances in 2008.

Interest Expense

Interest expense decreased by $10 million (14%) in the three months ended March 31, 2008 to $60 million. The decrease was due to higher capitalized interest in 2008, the effect of repayment of long-term debt in 2007 and lower interest rates in 2008, partially offset by higher short-term borrowings in 2008.

Income Taxes

Income tax expense was $127 million and $63 million for the three months ended March 31, 2008 and 2007, respectively, and the effective income tax rates were 36 percent and 27 percent, respectively. The increase in income tax expense for the three months ended March 31, 2008 was due primarily to higher pretax income and the higher effective tax rate. The increase in the 2008 effective tax rate was due primarily to a complete phase-out of the synthetic fuel credit and foreign exchange adjustments related to Mexican entities.

Equity in Earnings of Certain Unconsolidated Subsidiaries

Equity in earnings of certain unconsolidated subsidiaries, net of tax, decreased by $37 million (64%) in the three months ended March 31, 2008 to $21 million. The decrease for the three-month period was primarily due to an after-tax gain of $30 million in 2007 at Sempra Commodities from the sale of investments.

Net Income

Variations in net income are discussed below in "Business Unit Results."

Business Unit Results

Southern California Gas Company

Net income for SoCalGas increased by $2 million (4%) in the three months ended March 31, 2008 to $57 million. The increase was primarily due to a GCIM award, after-tax, of $5 million in 2008, largely offset by $3 million lower earnings from the deferral of 2008 non-core natural gas storage revenue in accordance with the Omnibus Gas Settlements, as discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

San Diego Gas & Electric Company

Net income increased by $12 million (19%) in the three months ended March 31, 2008 to $74 million. The increase was primarily due to the favorable resolution of prior years' income tax issues in 2008.

Sempra Commodities

Sempra Commodities' net income decreased by $12 million (17%) in the three months ended March 31, 2008 to $59 million. Although reported margins increased by 73%, primarily attributable to power and natural gas, the resulting effect on net income was offset by several factors. These factors included $17 million related to a credit provision, $7 million lower earnings related to synthetic fuels credit operations, a $4 million decrease in equity-method investment earnings, a $4 million effect from increased litigation reserves and $12 million of higher income tax expense in 2008. The credit provision related primarily to one customer who experienced severe liquidity issues. The higher income tax expense was primarily the result of a $6 million favorable resolution of prior years' income tax issues in 2007 and $6 million of unfavorable tax adjustments in 2008. Also included in 2007 results was $18 million from a gain on sale of investments. The reported margins reflect an increase resulting from earnings variability associated with certain commodity inventories and storage and transportation capacity contracts not being marked to market while the corresponding hedges qualify as derivative instruments and are marked to market.

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

	Three months ended March 31,
Margin (Dollars in millions)	2008		2007
Geographical:
North America	$241	83%	$104	62%
Europe and Asia	48	17	63	38
	$289	100%	$167	100%
Product Line:
Natural gas	$(2)	--%	$(56)	(33)%
Power	163	56	82	49
Oil – crude and products	50	17	57	34
Metals	48	17	60	36
Other	30	10	24	14
	$289	100%	$167	100%

For the three months ended March 31, 2008 and 2007, "Other" includes synthetic fuels credit operations of $4 million and $27 million, respectively, which contributed $2 million and $9 million to net income for the same periods, respectively. The amount recorded for synthetic fuels credit operations in 2008 primarily represents the adjustments of 2007 amounts to reflect the final inflation factor rates published in April 2008 by the Internal Revenue Service.

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

	Three months ended March 31,
(Dollars in millions)	2008	2007
Revenues	$457	$512
Cost of sales	(136)	(319)
	321	193
Other related costs	(32)	(26)
Margin	$289	$167

A summary of Sempra Commodities' unrealized revenues for trading activities follows:

	Three months ended March 31,
(Dollars in millions)	2008	2007
Balance at January 1	$1,203	$1,913
Additions	910	601
Realized	(974)	(1,630)
SFAS 157 cumulative effect *	--	19
Balance at March 31	$1,139	$903
*	Notes 2 and 11 of the Notes to Consolidated Financial Statements in the Annual Report provide additional information on Statement of Financial Accounting Standards (SFAS) 157.

The estimated fair values as of March 31, 2008, and the scheduled maturities related to the unrealized revenues are (dollars in millions):

	Fair Market	Scheduled Maturity (in months)
Source of fair value	Value	0-12	13-24	25-36	>36
Over-the-counter (OTC) fair value of forwards, swaps and options *	$1,218	$958	$57	$60	$143
Exchange contracts **	(79)	(191)	146	(20)	(14)
Total	$1,139	$767	$203	$40	$129
*	The present value of unrealized revenue to be received from outstanding OTC contracts.
**	Cash received (paid) associated with open exchange contracts.

Sempra Commodities' Value at Risk (VaR) amounts are described in Item 3 herein.

Sempra Generation

Sempra Generation's net income decreased by $9 million (17%) in the three months ended March 31, 2008 to $45 million. The decrease was primarily due to a mark-to-market loss of $1 million in 2008 compared to mark-to-market earnings of $6 million in 2007 on long-term forward contracts with Sempra Commodities and other counterparties and $6 million lower net interest income, partially offset by $2 million improved results from Elk Hills Power, an equity method investment.

Sempra Pipelines & Storage

Net income for Sempra Pipelines & Storage increased by $10 million (63%) in the three months ended March 31, 2008 to $26 million. The increase was primarily due to $5 million from its equity method investment in the Rockies Express project following the start-up of Rockies Express-West during the first quarter of 2008 and a favorable foreign currency exchange-rate effect of $4 million from its investments in Chile and Peru.

Sempra LNG

The net loss for Sempra LNG decreased by $1 million (10%) in the three months ended March 31, 2008 to $9 million. The decrease in net loss was primarily due to a $10 million after-tax cash payment received for the early termination of a capacity agreement with Merrill Lynch Commodities Inc. for the Cameron LNG receipt terminal, offset by $6 million higher income tax expense related to Mexican currency translation and inflation adjustments, and a $2 million increase in mark-to-market loss related to a natural gas marketing agreement with Sempra Commodities.

Parent and Other

The net loss for Parent and Other decreased by $11 million (52%) in the three months ended March 31, 2008 to $10 million. The lower net loss was primarily due to $8 million lower net interest expense.

CAPITAL RESOURCES AND LIQUIDITY

A substantial portion of the funding of the company's capital expenditures and its ability to pay dividends is dependent on the relatively stable pattern of earnings by the Sempra Utilities and Sempra Generation's long-term power sale contracts. However, in order to fund a significant capital expenditures program, SDG&E is not expected to pay common dividends to Sempra Energy over the next few years. The company's expansion also requires the issuance of securities from time to time.

On April 1, 2008, the company completed the formation of their previously announced partnership, RBS Sempra Commodities LLP (RBS Sempra Commodities), to own and operate Sempra Energy's commodity-marketing businesses, which generally comprised the Sempra Commodities segment. RBS will provide the joint venture with all growth capital, working-capital requirements and credit support. Accordingly, the company intends to reduce the amount of available credit under its existing facilities to a level consistent with its reduced liquidity requirements. The company holds an equity investment in the partnership of $1.6 billion, and RBS holds an equity investment of $1.665 billion. As a result of the transaction, the company also received cash of approximately $1.2 billion. On April 1, 2008, the company entered into a share repurchase program with Merrill Lynch International (MLI) and prepaid $1 billion to MLI on April 7, 2008 for shares of the company’s common stock to be purchased from MLI in a share forward transaction. The company intends to continue purchasing common shares in 2009, up to a total of $1.5 billion to $2 billion in purchases, which may require additional borrowings, including a hybrid capital issuance. The company expects that its board of directors will increase the company’s quarterly common stock dividend to $0.35 per share ($1.40 annually), an increase of $0.03 per share ($0.12 annually) from the $0.32 per share ($1.28 annually) authorized in February 2008, and target an annual dividend payout ratio of 35 percent to 40 percent of net income.

After the close of the transaction, the company will account for its investment in the partnership under the equity method. The company and RBS intend that RBS Sempra Commodities will distribute all of its net income of an annual basis, although the distributions are within the discretion of the board of directors of the partnership. In limited cases, earnings allocable to the partnership may be retained by the partnership to replenish capital depleted through losses. Additional information concerning the transaction with RBS and the share repurchase program is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements herein. At March 31, 2008, Sempra Commodities' intercompany borrowings were $55 million, down from $95 million at December 31, 2007. Sempra Commodities' external debt was $752 million and $443 million at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008, the company had $806 million in unrestricted cash and cash equivalents, and $4.3 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. Management believes that these amounts and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends and anticipated share repurchases, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were to be significantly reduced or the company were to be unable to raise funds under acceptable terms, neither of which is considered likely, the company would be required to reduce non-utility capital expenditures, share repurchases, trading operations and/or investments in new businesses. Management continues to regularly monitor the company’s ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

The company's credit agreements are discussed more fully in Note 4 of the Notes to Condensed Consolidated Financial Statements herein and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

At the Sempra Utilities, cash flows from operations, security issuances and/or capital contributions by Sempra Energy are expected to continue to be adequate to meet utility capital expenditure requirements. As a result of SDG&E's projected capital expenditure program, SDG&E has elected to suspend the payment of dividends on its common stock to Sempra Energy, and the level of future common dividends may be affected in order to maintain SDG&E's authorized capital structure during periods of increased capital expenditures.

Sempra Generation's projects have been financed through a combination of operating cash flow, project financing, funds from the company and external borrowings.

Sempra Generation's long-term power sale contracts may contain collateral requirements. The DWR contracts do not contain such requirements. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of March 31, 2008, Sempra Generation was holding $18 million in collateral from Sempra Commodities.

Sempra Pipelines & Storage is expected to require funding from the company or external sources, or both, to continue its Liberty Gas Storage facility and other natural gas storage projects, its participation in the development of Rockies Express Pipeline (REX), a natural gas pipeline, and its planned development of pipelines to serve the Sempra LNG facility being developed in Louisiana. The sale of interests in Argentina is expected to provide cash for company projects.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $654 million (47%) to $729 million for 2008. The change was primarily due to a $1.1 billion decrease in net trading assets in 2007, offset by, in 2008, a $91 million increase in income from continuing operations (adjusted for noncash items), a $204 million lower decrease in accounts payable and a $163 million higher decrease in other current assets.

For the three months ended March 31, 2008, the company made contributions of $5 million and $9 million to the pension plans and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $709 million (177%) to $1.1 billion for 2008. The change was primarily due to the purchase of $413 million of industrial development bonds, a $150 million contribution to the Rockies Express project and a $121 million increase in capital expenditures.

The company expects to make capital expenditures and investments of $2.1 billion in 2008. Significant capital expenditures and investments are expected to include $1.1 billion for Sempra Utility plant improvements and $1 billion of capital expenditures at its other subsidiaries, including the development of LNG facilities and natural gas pipelines. These expenditures and investments are expected to be financed by cash flows from operations, cash on hand and security issuances. The $2.1 billion does not include the investment in RBS Sempra Commodities made on April 1, 2008, nor the investment in industrial revenue bonds.

The company’s 25-percent participation in the Rockies Express project required a contribution to the partnership of $150 million in February 2008, and the company does not expect any further contribution to the project will be required in 2008. REX-West, the segment of the pipeline which extends 713 miles from the Cheyenne Hub to Audrain County in Missouri, began interim service in January and is expected to begin full service in May 2008.

Sempra LNG’s Energía Costa Azul LNG receipt terminal in Baja California, Mexico, with a capacity of 1 Bcf per day, is mechanically complete and in the cooldown and commissioning phase. It is expected to begin commercial operations in May 2008. The estimated costs of this project, including capitalized interest, are approximately $975 million (excluding pre-expansion costs, which are $67 million to date) for the base facility and approximately $125 million for a nitrogen-injection facility. Through March 31, 2008, Sempra LNG has made expenditures of $1.1 billion related to the terminal (including breakwater), the nitrogen-injection facility and the proposed expansion project.

Sempra LNG’s Cameron LNG receipt terminal is currently under construction in Hackberry, Louisiana. Construction is expected to be completed in late 2008 with capacity revenues starting in early 2009. The estimated costs of this project, including capitalized interest, are approximately $800 million (excluding pre-expansion costs, which are $41 million to date). Through March 31, 2008, Sempra LNG has made expenditures of $668 million related to the terminal and proposed expansion project.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities totaled $518 million for 2008 and $(245) million for 2007. The change was primarily due to a $566 million increase in short-term debt in 2008 compared to a decrease of $151 million in 2007 and a $50 million increase in long-term debt issuances.

COMMITMENTS

At March 31, 2008, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $101 million and $7 million, respectively, related to construction commitments at Sempra LNG and Sempra Pipelines & Storage, $236 million related to an operating lease commitment at Sempra LNG and $988 million related to natural gas contracts at SoCalGas. The future payments under these contractual commitments are expected to be $797 million for 2008, $290 million for 2009, $25 million for 2010, $12 million for 2011, $12 million for 2012 and $196 million thereafter.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Sempra Utilities' operations and Sempra Generation's long-term contracts generally provide relatively stable earnings and liquidity. However, for the next few years SDG&E is planning to reinvest its earnings in significant capital projects and is not expected to pay common dividends to Sempra Energy during that time. Also, Sempra Generation’s contract with the DWR, which provides a significant portion of Sempra Generation’s revenues, ends in late 2011. Due to the inability to forecast with certainty future electricity prices and the cost of natural gas, contracts entered into to replace this capacity may provide substantially lower revenue. Sempra LNG and Sempra Pipelines & Storage are expected to provide relatively stable earnings and liquidity upon the completion of their construction programs, but to require substantial funding during the construction period. Also, until firm supply or capacity contracts are in place and effective for Sempra LNG’s Cameron and Energía Costa Azul LNG regasification facilities, Sempra LNG will seek to obtain interim LNG supplies, which may result in greater variability in revenues and earnings.

As discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements herein, on April 1, 2008, the company and RBS completed the formation of a partnership, RBS Sempra Commodities LLP, to own and operate the company's commodity-marketing business, which generally comprises the company’s Sempra Commodities segment. This transaction will eliminate the company’s requirements for trading guarantees and credit support for this business. The company expects somewhat lower earnings from the commodities business in the near term due to its reduced ownership after the formation of the partnership.

Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements herein and Notes 14 through 16 of the Notes to Consolidated Financial Statements in the Annual Report also describe matters that could affect future performance.

Litigation

Note 7 of the Notes to Condensed Consolidated Financial Statements herein and Note 16 of the Notes to Consolidated Financial Statements in the Annual Report describe litigation, the ultimate resolution of which could have a material adverse effect on future performance.

Sempra Utilities

Note 6 of the Notes to Condensed Consolidated Financial Statements herein and Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas regulation and rates, and other pending proceedings and investigations.

Sempra Global

As discussed in "Cash Flows From Investing Activities," the company's investments will significantly impact the company's future performance. Information regarding these investments is provided in "Capital Resources and Liquidity” herein and “Capital Resources and Liquidity” and “Factors Influencing Future Performance” in the Annual Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting policies are viewed by management as critical because their application is the most relevant, judgmental and/or material to the company's financial position and results of operations, and/or because they require the use of material judgments and estimates. These accounting policies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

The company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

NEW ACCOUNTING STANDARDS

Recently issued pronouncements that have had or may have a significant effect on the company's financial statements are described in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report, except for the following.

Following is a summary of Sempra Commodities' trading Value at Risk (VaR) profile (using a one-day holding period) in millions of dollars:

	95%		99%
March 31, 2008	$36.5		$51.5
Year-to-date 2008 range	$6.3	to $ 36.6	$8.9	to $ 51.6
March 31, 2007	$12.3		$17.4
Year-to-date 2007 range	$6.1	to $ 21.4	$8.6	to $ 30.1

The VaR at March 31, 2008 and the VaR range for the first quarter of 2008 are higher than the comparable VaR for 2007 due to greater volatility and higher prices in natural gas and power markets in 2008.

As of March 31, 2008, the total VaR of the Sempra Utilities' positions was not material.

ITEM 4. CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures. In addition, the company has investments in unconsolidated entities accounted for using the equity method and consolidates a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46(R) that it does not control or manage and consequently, its disclosure controls and procedures with respect to these entities are necessarily limited to oversight or monitoring controls that the company has implemented to provide reasonable assurance that the objectives of the company's disclosure controls and procedures as described above are met.

There have been no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for the matters described in Notes 6 and 7 of the Notes to Condensed Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2007 Annual Report on Form 10-K, except for a reduction in risks associated with Sempra Commodities as a result of the reduction of the company's interests in this business associated with the transaction with RBS discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities:

On September 11, 2007, the board of directors authorized the repurchase of additional shares of the company's common stock provided that the amounts expended for such purposes do not exceed the greater of $2 billion or amounts expended to purchase no more than 40 million shares.

On April 1, 2008, the company entered into a Collared Accelerated Share Acquisition Program with Merrill Lynch International under which the company will expend $1 billion to repurchase shares of its common stock, as discussed in the company's Current Report on Form 8-K dated April 1, 2008 and in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 6. EXHIBITS

Exhibit 10 - Material Contracts

10.1

Limited Liability Partnership Agreement, dated as of April 1, 2008, between Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings, VII B.V., RBS Sempra Commodities LLP and The Royal Bank of Scotland plc.

10.2	Indemnity Agreement, dated as of April 1, 2008, between Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc.

10.3

First amendment to the Master Formation and Equity Interest Purchase Agreement, dated as of April 1, 2008, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc.

10.4	Master Confirmation for Share Purchase Agreement, dated as of April 1, 2008, between Sempra Energy and Merrill Lynch International.

Exhibit 12 - Computation of ratios

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31 -- Section 302 Certifications

31.1	Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1	Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: May 2, 2008	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer