Form 10-Q
period 2008-06-30
SEMPRA ENERGY
filed 2008-08-07
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2008
Commission file number	1-14201
SEMPRA ENERGY
(Exact name of registrant as specified in its charter)
California	33-0732627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on July 31, 2008:			246,378,369

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

PART I. FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
	Three months ended June 30,		Six months ended June 30,
(Dollars in millions, except per share amounts)	2008	2007	2008	2007
	(unaudited)

REVENUES
Sempra Utilities	$1,887	$1,620	$4,177	$3,679
Sempra Global and parent	616	1,041	1,596	1,986
Total revenues	2,503	2,661	5,773	5,665

EXPENSES AND OTHER INCOME
Sempra Utilities:
Cost of natural gas	(784)	(603)	(2,019)	(1,653)
Cost of electric fuel and purchased power	(220)	(163)	(383)	(312)
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	(513)	(278)	(922)	(614)
Other cost of sales	(17)	(221)	(153)	(540)
Operation and maintenance	(549)	(747)	(1,252)	(1,382)
Depreciation and amortization	(171)	(171)	(346)	(340)
Franchise fees and other taxes	(71)	(68)	(154)	(149)
Gains on sale of assets	109	4	114	6
Equity earnings (losses):
RBS Sempra Commodities LLP	146	--	146	--
Other	9	(6)	15	(12)
Other income, net	17	51	36	68
Interest income	10	24	24	50
Interest expense	(38)	(66)	(98)	(136)
Preferred dividends of subsidiaries	(3)	(3)	(5)	(5)
Income from continuing operations before income taxes and equity earnings of certain unconsolidated subsidiaries	428	414	776	646
Income tax expense	(202)	(143)	(329)	(206)
Equity earnings, net of income tax	18	9	39	67
Income from continuing operations	244	280	486	507
Discontinued operations, net of income tax	--	(3)	--	(2)
Net income	$244	$277	$486	$505

Basic earnings per share:
Income from continuing operations	$0.99	$1.08	$1.93	$1.95
Discontinued operations, net of income tax	--	(0.01)	--	(0.01)
Net income	$0.99	$1.07	$1.93	$1.94
Weighted-average number of shares outstanding (thousands)	245,576	260,198	252,100	259,830

Diluted earnings per share:
Income from continuing operations	$0.98	$1.06	$1.90	$1.92
Discontinued operations, net of income tax	--	(0.01)	--	(0.01)
Net income	$0.98	$1.05	$1.90	$1.91
Weighted-average number of shares outstanding (thousands)	249,677	264,963	256,169	264,518
Dividends declared per share of common stock	$0.35	$0.31	$0.67	$0.62

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230	$668
Short-term investments	413	--
Restricted cash	--	1
Trade accounts receivable, net	849	960
Other accounts and notes receivable, net	148	114
Income taxes receivable	180	99
Deferred income taxes	147	247
Trading-related receivables and deposits, net	--	2,719
Derivative trading instruments	--	2,170
Commodities owned	--	2,231
Inventories	125	224
Regulatory assets	39	106
Fixed-price contracts and other derivatives	285	28
Other	94	397
Total current assets	2,510	9,964

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	274	309
Regulatory assets arising from pension and other postretirement benefit obligations	166	162
Other regulatory assets	497	460
Nuclear decommissioning trusts	685	739
Investment in RBS Sempra Commodities LLP	1,985	--
Other investments	1,261	1,243
Sundry	806	956
Total investments and other assets	5,674	3,869

Property, plant and equipment:
Property, plant and equipment	21,633	20,917
Less accumulated depreciation and amortization	(6,062)	(6,033)
Property, plant and equipment, net	15,571	14,884
Total assets	$23,755	$28,717

See Notes to Condensed Consolidated Financial Statements.

* As adjusted for the retrospective adoption of FASB Staff Position FIN 39-1.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$829	$1,064
Accounts payable - trade	719	1,374
Accounts payable - other	160	189
Due to unconsolidated affiliates	54	60
Trading-related payables	--	2,265
Derivative trading instruments	--	1,672
Commodities sold with agreement to repurchase	--	500
Dividends and interest payable	145	145
Regulatory balancing accounts, net	604	481
Current portion of long-term debt	302	7
Fixed-price contracts and other derivatives	317	53
Other	1,146	1,210
Total current liabilities	4,276	9,020

Long-term debt	4,809	4,553

Deferred credits and other liabilities:
Due to unconsolidated affiliate	102	102
Customer advances for construction	153	153
Pension and other postretirement benefit obligations, net of plan assets	433	434
Deferred income taxes	668	531
Deferred investment tax credits	59	61
Regulatory liabilities arising from removal obligations	2,516	2,522
Asset retirement obligations	1,148	1,129
Other regulatory liabilities	250	265
Fixed-price contracts and other derivatives	312	332
Deferred credits and other	958	949
Total deferred credits and other liabilities	6,599	6,478

Preferred stock of subsidiaries	179	179

Minority interests	209	148

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized; 246 million and 261 million shares outstanding at June 30, 2008 and December 31, 2007, respectively; no par value)	2,240	3,198
Retained earnings	5,780	5,464
Deferred compensation	(20)	(22)
Accumulated other comprehensive income (loss)	(317)	(301)
Total shareholders' equity	7,683	8,339
Total liabilities and shareholders' equity	$23,755	$28,717

See Notes to Condensed Consolidated Financial Statements.

* As adjusted for the retrospective adoption of FASB Staff Position FIN 39-1.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended June 30,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$486	$505
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	--	2
Depreciation and amortization	346	340
Deferred income taxes and investment tax credits	51	(39)
Equity earnings	(200)	(55)
Gains on sale of assets	(114)	(6)
Fixed-price contracts and other derivatives	62	(28)
Other	40	18
Net change in other working capital components	226	918
Changes in other assets	(10)	33
Changes in other liabilities	(27)	(10)
Net cash provided by continuing operations	860	1,678
Net cash used in discontinued operations	--	(3)
Net cash provided by operating activities	860	1,675

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,114)	(889)
Proceeds from sale of assets, net of cash sold	2,071	61
Expenditures for investments	(2,180)	(5)
Distributions from investments	16	--
Purchases of nuclear decommissioning and other trust assets	(173)	(341)
Proceeds from sales by nuclear decommissioning and other trusts	177	300
Decrease in notes receivable from unconsolidated affiliates	60	--
Dividends received from unconsolidated affiliates	--	4
Other	(15)	(9)
Net cash used in investing activities	(1,158)	(879)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(166)	(152)
Issuances of common stock	11	28
Repurchases of common stock	(1,002)	--
Increase in short-term debt, net	496	374
Issuance of long-term debt	593	4
Payments on long-term debt	(73)	(654)
Other	1	7
Net cash used in financing activities	(140)	(393)

Increase (decrease) in cash and cash equivalents	(438)	403
Cash and cash equivalents, January 1	668	920
Cash assumed in connection with FIN 46(R) consolidation	--	29
Cash and cash equivalents, June 30	$230	$1,352

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended June 30,
(Dollars in millions)	2008	2007
	(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$157	$135

Income tax payments, net of refunds	$140	$191

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Increase (decrease) in accounts payable from investments in property, plant and equipment	$(62)	$60

Fair value of stock received for services rendered	$--	$32

Fair value of stock received for sale of investments	$--	$26

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Sempra Energy (the company), a California-based Fortune 500 holding company, its consolidated subsidiaries and a variable interest entity of which it is the primary beneficiary. Sempra Energy’s principal subsidiaries are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas) (collectively referred to as the Sempra Utilities) and Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses. Investments in affiliated companies (primarily RBS Sempra Commodities LLP (RBS Sempra Commodities)) over which Sempra Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. On April 1, 2008, substantially all of the company’s commodity-marketing businesses were sold to RBS Sempra Commodities, a partnership of the company and The Royal Bank of Scotland (RBS). Additional information regarding the transaction is provided in Note 3.

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report) and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

FASB Staff Position (FSP) FIN 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1): FSP FIN 39-1 amends certain paragraphs of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The company adopted FSP FIN 39-1 effective January 1, 2008. The company applied FSP FIN 39-1 as a change in accounting principle through retrospective application. Each consolidated balance sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. Accordingly, December 31, 2007 amounts have been reclassified to conform to this presentation. Additional disclosure is provided in Note 6.

FSP Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1): FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are required to be included in the computation of earnings per share (EPS) under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data are to be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. The company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its EPS.

NOTE 3. INVESTMENT IN UNCONSOLIDATED ENTITIES

RBS Sempra Commodities

On April 1, 2008, Sempra Energy and RBS completed the formation of RBS Sempra Commodities, a partnership of the company and RBS to own and operate the commodity-marketing businesses previously operated through wholly owned subsidiaries of Sempra Energy. The company’s initial equity contribution to the partnership was $1.6 billion. RBS made an initial equity contribution of $1.665 billion and is committed to provide any additional funding required for the ongoing operations of the partnership’s businesses. As a result of the transaction, the company received approximately $1.2 billion in cash, net of the contribution and including cash withdrawn from the businesses in anticipation of the transaction, and recorded an after-tax gain of $67 million, which is subject to final closing adjustments.

The company accounts for its investment in RBS Sempra Commodities under the equity method. The company’s share of partnership earnings is reported in the Sempra Commodities segment. Subject to certain limited exceptions, partnership pretax income is allocated each year as follows:

•

The company receives a preferred 15-percent return on its adjusted equity capital;

•

RBS receives a preferred 15-percent return on any capital in excess of capital attributable to Sempra Energy that is required by the U.K. Financial Services Authority to be maintained by RBS in respect of the operations of the partnership;

•

The company receives 70 percent of the next $500 million in pretax income, with RBS receiving the remaining 30 percent;

•

The company receives 30 percent, and RBS 70 percent, of any remaining pretax income; and

•

Any losses of the partnership are shared equally between the company and RBS.

Because the partnership was formed on April 1, 2008, the annual allocation of its earnings will be prorated for three-fourths of 2008. For the three months ended June 30, 2008, the company recorded $146 million of equity earnings from RBS Sempra Commodities, before income tax. The partnership income that is distributable to the company is allocated on the partnership's basis of accounting, International Financial Reporting Standards (IFRS) as adopted by the European Union. This distributable income, on an IFRS basis, for the three months and six months ended June 30, 2008 is $165 million.

Summarized income statement information for RBS Sempra Commodities, on a GAAP basis, is as follows (in millions):

Three and six months ended June 30, 2008
Gross revenues and fee income	$538
Gross profit	$517
Income from continuing operations	$254
Partnership net income	$254

The company has indemnified the partnership for certain litigation and tax liabilities related to the businesses purchased by the partnership. The fair value of these guarantees is $5 million.

Information regarding the Sempra Commodities segment at June 30, 2008 and December 31, 2007 and for the three and six months ending June 30, 2008 and 2007 is provided in Note 9. Additional information concerning this transaction is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

NOTE 4. OTHER FINANCIAL DATA

Otay Mesa Energy Center

SDG&E has a 10-year agreement to purchase power to be generated at the Otay Mesa Energy Center, a 573-megawatt (MW) generating facility currently under construction and expected to be in commercial operation in the fourth quarter of 2009. As defined in FIN 46 (revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46(R)), the facility owner, Otay Mesa Energy Center LLC, is a variable interest entity (Otay Mesa VIE), of which SDG&E is the primary beneficiary. Accordingly, the company has consolidated Otay Mesa VIE beginning in the second quarter of 2007. Its equity of $194 million and $135 million as of June 30, 2008 and December 31, 2007, respectively, is classified as Minority Interest on the Consolidated Balance Sheets.

Available-for-Sale Securities

During the six months ended June 30, 2008, Sempra Energy and SDG&E purchased $252 million and $161 million, respectively, of industrial development bonds. The bonds are classified as available-for-sale securities and included in Short-Term Investments on the Consolidated Balance Sheets at June 30, 2008.

Interest rates on these securities are reset by remarketing agents on a weekly basis at rates intended to permit the bonds to be remarketed at par. The bonds were initially issued as insured, auction-rate securities, the proceeds of which were loaned to SDG&E, and are repaid with payments from SDG&E first mortgage bonds that have terms corresponding to those of the industrial development bonds that they secure. SDG&E intends to modify the credit support and liquidity requirements of the bonds in conjunction with their subsequent remarketing to investors.

Goodwill

As a result of the formation of RBS Sempra Commodities as discussed in Note 3, goodwill associated with the commodity-marketing businesses that were a part of the Sempra Commodities segment was reclassified to Investment in RBS Sempra Commodities LLP on the Consolidated Balance Sheets. The carrying amount of goodwill included in Sundry Assets on the Consolidated Balance Sheets is as follows.

(Dollars in millions)	June 30, 2008	December 31, 2007
Sempra Commodities	$--	$164
Parent and other	6	6
	$6	$170

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$18	$17	$7	$7
Interest cost	41	41	13	14
Expected return on assets	(40)	(39)	(12)	(11)
Amortization of:
Prior service cost (credit)	1	--	--	(1)
Actuarial loss	2	3	--	2
Curtailment	--	5	(2)	--
Special termination	--	1	--	--
Regulatory adjustment	(7)	(7)	--	1
Total net periodic benefit cost	$15	$21	$6	$12

	Pension Benefits		Other Postretirement Benefits
	Six months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$36	$39	$13	$14
Interest cost	83	82	27	28
Expected return on assets	(80)	(79)	(24)	(22)
Amortization of:
Prior service cost (credit)	2	2	(1)	(2)
Actuarial loss	4	5	--	4
Curtailment	--	5	(2)	--
Special termination	--	1	--	--
Regulatory adjustment	(22)	(23)	1	3
Total net periodic benefit cost	$23	$32	$14	$25

The company expects to contribute $73 million to its pension plans and $35 million to its other postretirement benefit plans in 2008. For the six months ended June 30, 2008, the company made contributions of $15 million and $16 million to the pension plans and other postretirement benefit plans, respectively, including $10 million and $7 million, respectively, for the three months ended June 30, 2008.

Common Stock

In April 2008, the company entered into a Collared Accelerated Share Acquisition Program under which the company prepaid $1 billion to repurchase shares of its common stock in a share forward transaction. The total number of shares purchased (subject to a minimum and maximum number of shares) will be determined by dividing the $1 billion purchase price by the volume-weighted average trading prices of shares of Sempra Energy common stock during a valuation period, minus a fixed discount and subject to a minimum and maximum price set during a hedging period. The program is expected to conclude in the fourth quarter of 2008.

The company’s outstanding shares used to calculate earnings per share are reduced by the number of shares repurchased as they are delivered to the company, and the $1 billion purchase price was recorded as a reduction in shareholders’ equity upon its prepayment. Through June 30, 2008, the company has received 15,407,961 shares, representing the minimum number of shares to be purchased under the program. The maximum number of shares which may be purchased based on the minimum price set during the hedging period is 19,579,177. The company will receive any additional repurchased shares above the minimum at the end of the valuation period.

Earnings per Share (EPS)

Diluted EPS for the three months ended June 30, 2008 and 2007, respectively, reflects the inclusion of 4,101,000 and 4,765,000 additional shares in the weighted-average shares outstanding for the dilutive effect of stock options, restricted stock awards and restricted stock units. Diluted EPS for the six months ended June 30, 2008 and 2007 reflects the inclusion of 4,069,000 and 4,688,000 additional shares, respectively, in the weighted-average shares outstanding for the dilutive effect of stock options and restricted stock awards and units.

The dilution from common stock options is based on the treasury stock method, whereby the proceeds from the exercise price and unearned compensation as defined by SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), are assumed to be used to repurchase shares on the open market at the average market price for the period. The calculation excludes options for which the exercise price was greater than the average market price for common stock during the period. There were 801,684 and 28,889 such awards outstanding during the three months ended June 30, 2008 and 2007, respectively, and 1,485,542 and 14,564 such awards outstanding during the six months ended June 30, 2008 and 2007, respectively. The company had 710,113 and 705,216 stock options that were outstanding during the three months ended June 30, 2008 and 2007, respectively, and 697,283 stock options outstanding during the six months ended June 30, 2007, that were antidilutive due to the inclusion of unearned compensation in the assumed proceeds under the treasury stock method. There were no such antidilutive options for the six months ended June 30, 2008.

The dilution from unvested restricted stock awards and units is based on the treasury stock method, whereby assumed proceeds equivalent to the unearned compensation as defined by SFAS 123(R) related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. There were 462,056 antidilutive restricted stock units and 151 antidilutive restricted stock awards outstanding during the six months ended June 30, 2008 and 2007, respectively, and 371,714 antidilutive restricted stock units and 302 antidilutive restricted stock awards outstanding during the three months ended June 30, 2008 and 2007, respectively.

Share-Based Compensation

Total share-based compensation expense, net of income tax, was $14 million for each of the six month periods ended June 30, 2008 and 2007. Pursuant to the company's share-based compensation plans, 783,500 non-qualified stock options and 643,250 restricted stock units were granted during the six months ended June 30, 2008.

The company’s shareholders approved the 2008 Long Term Incentive Plan at the company’s Annual Meeting in May 2008. The plan became effective May 23, 2008 and replaced the 1998 Long Term Incentive Plan and Employee Stock Incentive Plan, which permitted the grant of similar stock and stock-based incentive awards to employees, and the Non-Employee Directors Stock Plan, which provided for automatic grants of stock options to non-employee directors.

Under the plan, the company may award a wide variety of incentive awards relating to shares of the company’s common stock to employees of the company and its subsidiaries and to non-employee directors of the company. These awards consists of stock options and stock appreciation rights, restricted stock and restricted stock units, dividend equivalent awards, and stock payment awards. Cash-based awards may also be granted.

The maximum number of the company’s shares available for issuance under the plan is:

•

6,500,000 shares, plus

•

The number of shares that are forfeited or cancelled under the plans that the 2008 plan replaced and were outstanding awards on May 23, 2008, the effective date of the 2008 plan.

As of June 30, 2008, 6,506,081 shares were authorized and available for future grants of share-based awards.

Capitalized Interest

The company recorded $27 million and $58 million of capitalized interest for the three months and six months ended June 30, 2008, respectively, including the debt-related portion of allowance for funds used during construction for the Sempra Utilities. The company recorded $25 million and $46 million of capitalized interest for the three months and six months ended June 30, 2007, respectively, including the debt-related portion of allowance for funds used during construction.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$244	$277	$486	$505
Foreign currency adjustments	(88)	13	(15)	7
Financial instruments	25	8	7	7
Available-for-sale securities	(14)	13	(12)	18
Net actuarial gain	3	15	4	15
Prior service cost	--	2	--	2
Comprehensive income	$170	$328	$470	$554

Amounts in the table above are net of income tax expense (benefit) as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Foreign currency adjustments	$(6)	$1	$(2)	$--
Financial instruments	17	8	5	7
Available-for-sale securities	(10)	7	(10)	11
Net actuarial gain	1	10	2	10
Prior service cost	--	2	--	2

Other Income, Net

Other Income, Net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Allowance for equity funds used during construction	$8	$4	$16	$10
Regulatory interest, net	(1)	(7)	(6)	(12)
Sundry, net	10	54	26	70
Total	$17	$51	$36	$68

NOTE 5. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

At June 30, 2008, the company had available $4.1 billion in unused, committed lines of credit to provide liquidity and support commercial paper (the major components of which are detailed below). Due to the sale of the commodity-marketing businesses as discussed in Note 3, this amount excludes lines of credit associated with Sempra Commodities. As of May 2008, RBS has replaced Sempra Energy as guarantor on all uncommitted lines of credit. To the extent that Sempra Energy’s credit support arrangements, including Sempra Commodities' committed facilities, have not been terminated or replaced, RBS has indemnified Sempra Energy for any claims or losses arising in connection with those arrangements. Additional information concerning Sempra Commodities’ committed and uncommitted credit facilities is provided in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Global has a $2.5 billion, five-year syndicated revolving credit facility expiring in 2010 and a $750 million, three-year syndicated revolving credit facility expiring in November 2008. At June 30, 2008, Sempra Global had letters of credit of $38 million outstanding under the five-year facility and no outstanding borrowings under either facility. The facilities provide support for $829 million of commercial paper outstanding at June 30, 2008.

Sempra LNG has a $1.25 billion, five-year syndicated revolving credit facility expiring in 2009. At June 30, 2008, Sempra LNG had $85 million of outstanding letters of credit and no outstanding borrowings under this facility.

The Sempra Utilities have a combined $600 million revolving credit facility expiring in 2010, under which each utility may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At June 30, 2008, the company had no outstanding borrowings under this facility.

Weighted Average Interest Rate

The company's weighted average interest rate on outstanding short-term debt was 2.98 percent at June 30, 2008.

Long-term Debt

In June 2008, Sempra Energy publicly offered and sold $500 million of 6.15-percent notes, maturing in 2018.

Interest-Rate Swaps

The company’s fair value interest-rate swaps and interest-rate swaps to hedge cash flows are discussed in Note 6.

NOTE 6. FINANCIAL INSTRUMENTS

The company periodically uses commodity derivative instruments and interest-rate swap agreements to moderate its exposure to commodity price changes and interest-rate changes and to lower its overall cost of borrowing.

Fair Value Hedges

Prior to the sale of the commodity-marketing businesses as discussed in Note 3, commodity fair value hedges were associated with Sempra Commodities and recorded as trading instruments.

As of June 30, 2008 and December 31, 2007, the company had fair value interest-rate swap hedges for a notional amount of debt totaling $450 million. The maturities of these swaps range from 2010 to 2011. These fair value hedge balances were an asset of $9 million and $11 million at June 30, 2008 and December 31, 2007, respectively.

Market value adjustments since inception of the interest-rate swap hedges were recorded as an increase in Fixed-Price Contracts and Other Derivatives (in noncurrent assets as Sundry or in noncurrent liabilities) and a corresponding increase or decrease in Long-Term Debt without affecting net income or other comprehensive income.

Cash Flow Hedges

Prior to the sale of the commodity-marketing businesses as discussed in Note 3, commodity cash flow hedges were primarily associated with Sempra Commodities and were recorded primarily as trading instruments.

As of June 30, 2008 and December 31, 2007, the company, excluding Otay Mesa VIE, had established cash flow interest-rate swap hedges for notional debt balances totaling $434 million. The maturities on the swaps at June 30, 2008 range from 2009 to 2038. Separately, Otay Mesa VIE de-designated all cash flow interest-rate swap hedges during the three months ended June 30, 2008.

The balances in Accumulated Other Comprehensive Income (Loss) at June 30, 2008 and December 31, 2007 related to all cash flow hedges were losses of $18 million and $24 million, respectively, net of income tax. The company expects that losses of $15 million, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. In connection with the consummation of the transaction related to Sempra Commodities discussed in Note 3, losses of $16 million, net of income tax, of Sempra Commodities' cash flow hedge balance were recognized and reflected in the gain on the transaction, losses of $7 million, net of income tax, were recognized in the second quarter of 2008, and losses of $12 million, net of income tax, will be recognized over the remainder of the year.

Hedge Ineffectiveness

A summary of the hedge ineffectiveness gains (losses) follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Commodity hedges:*
Cash flow hedges	$--	$1	$(3)	$1
Fair value hedges	--	17	(9)	46
Time value exclusions from hedge assessment	--	35	--	33
Total unrealized gains (losses)	$--	$53	$(12)	$80
*			For commodity derivative instruments, the company records ineffectiveness gains (losses) in Revenues from Sempra Global and Parent on the Statements of Consolidated Income.

There were no ineffectiveness gains (losses) related to interest-rate hedges for all periods presented.

For commodity derivative instruments designated as fair value hedges, the ineffectiveness gains (losses) relate to hedges of commodity inventory and include gains (losses) that represent time value of money, which are excluded for hedge assessment purposes. For commodity derivative instruments designated as cash flow hedges, the ineffectiveness amount for 2008 relates to hedges of natural gas purchases and sales related to transportation and storage capacity arrangements. These commodity derivative instruments were held by the company’s commodity-marketing businesses which were sold into RBS Sempra Commodities on April 1, 2008, as discussed in Note 3.

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

Adoption of FSP FIN 39-1

The company adopted FSP FIN 39-1 effective January 1, 2008, which requires retroactive application. Each Consolidated Balance Sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. As of June 30, 2008, the company offset fair value cash payables against net derivative positions of $42 million. As of December 31, 2007, the company offset fair value cash collateral receivables and payables against net derivative positions of $177 million and $1.1 billion, respectively. The fair value of cash collateral that was not offset in the Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 was $6 million and $27 million, respectively. The fair value of commodity derivative assets and liabilities as of June 30, 2008 and December 31, 2007, determined in accordance with the company's netting policy, is presented below.

Fair Value Hierarchy

The company’s valuation techniques used to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157), are discussed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

The following tables set forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 and December 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of June 30, 2008*
(Dollars in millions)	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Other derivatives	$31	$290	$5	$--	$326
Nuclear decommissioning trusts**	505	171	--	--	676
Short-term investments	--	413	--	--	413
Other	1	--	--	--	1
Total	$537	$874	$5	$--	$1,416

Liabilities:
Other derivatives	$--	$298	$--	$--	$298

Recurring Fair Value Measures	At fair value as of December 31, 2007***
(Dollars in millions)	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Trading derivatives	$201	$2,943	$446	$(1,197)	$2,393
Commodity trading inventories	--	2,177	--	--	2,177
Other derivatives	16	45	7	--	68
Nuclear decommissioning trusts**	551	175	--	--	726
Other	86	6	7	--	99
Total	$854	$5,346	$460	$(1,197)	$5,463

Liabilities:
Trading derivatives	$200	$2,116	$59	$(302)	$2,073
Other derivatives	--	32	--	--	32
Total	$200	$2,148	$59	$(302)	$2,105
*				On April 1, 2008, the commodity-marketing businesses were sold, as discussed in Note 3.
**				Excludes cash balances.
***				Amounts have been reclassified to reflect the retrospective application of FSP FIN 39-1.

The determination of the fair values above incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the company’s nonperformance risk on its liabilities.

The following tables set forth a reconciliation primarily of changes in the fair value of net trading and other derivatives classified as level 3 in the fair value hierarchy:

	Three months ended June 30,
(Dollars in millions)	2008	2007
Balance as of April 1	$343	$344
Realized and unrealized losses	--	94
Settlements	(2)	33
Sale of the commodity-marketing businesses	(336)	--
Balance as of June 30	$5	$471

Change in unrealized gains (losses) relating to instruments still held as of June 30	$--	$159

	Six months ended June 30,
(Dollars in millions)	2008	2007
Balance as of January 1	$401	$519
Realized and unrealized losses	(82)	(156)
Purchases, issuances and settlements	22	108
Sale of the commodity-marketing businesses	(336)	--
Balance as of June 30	$5	$471

Change in unrealized gains (losses) relating to instruments still held as of June 30	$--	$77

Gains and losses (realized and unrealized) for level 3 recurring items are primarily related to the commodity-marketing businesses and are included in Revenues for Sempra Global and Parent on the Statements of Consolidated Income for the three months ended March 31, 2008. With the sale of these businesses on April 1, 2008, level 3 recurring activity is substantially reduced.

NOTE 7. SEMPRA UTILITIES' REGULATORY MATTERS

Sunrise Powerlink Electric Transmission Line

SDG&E has applied to the California Public Utilities Commission (CPUC) for authorization to construct a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region that will be able to deliver 1,000 MW (Sunrise Powerlink). The project, as proposed by the company, is projected to cost approximately $1.5 billion, which includes an allowance for funds used during construction related to both debt and equity. The projected cost is subject to change pending the final route, terms, conditions and mitigation requirements stipulated in the CPUC decision.

On June 20, 2008, the CPUC issued a ruling that delays the release of the final environmental impact report and directs the Independent System Operator (ISO) to perform additional economic analyses of alternatives to the route preferred by SDG&E. Pursuant to the ruling, the CPUC recirculated revised portions of the draft environmental impact report on July 11, 2008, with public comments due on the revisions on August 25, 2008. A final environmental impact report and proposed decision on the project by the CPUC are scheduled for the fourth quarter of 2008, with a final decision scheduled by year-end. Given this timeline, if the project is approved by the CPUC as proposed by the company, the earliest management projects the Sunrise Powerlink would be in commercial operation is in the second half of 2011.

General Rate Case (GRC)

In July 2008, the CPUC issued a final decision in regard to both SoCalGas’ and SDG&E’s 2008 general rate case (2008 GRC). The decision adopted the test-year 2008 revenue requirements, effective retroactive to January 1, 2008, and the post-test year revenue requirements that were included in the settlement agreements filed with the CPUC in December 2007. The settlements represent an increase in the annual revenue requirement in 2008 of $59 million for SoCalGas and $138 million for SDG&E as compared to the 2007 revenue requirement and provide average annual increases of approximately $52 million, or three percent, for SoCalGas and $43 million, or three percent, for SDG&E, in each of the post-test years' revenue requirements. The decision does not impose a cap on the company’s earnings.

Since the final decision was not issued by June 30, 2008, the Sempra Utilities' reported net income for the first six months of 2008 is based on the 2007 authorized revenue requirement as established by the CPUC’s 2004 Cost of Service decision. As the 2008 GRC decision is retroactive, the company will recognize additional net income for the period January 1 through June 30, 2008 of approximately $42 million in the third quarter of 2008.

Cost of Capital

The CPUC issued a decision in May 2008 establishing a uniform, multi-year Cost of Capital Mechanism for SDG&E that will replace its existing cost of capital mechanism. The new mechanism requires a full cost of capital application every third year, with the first full application being filed in April 2010 for test-year 2011. Between test years, return on equity would automatically be adjusted if there are significant changes in the bond market, as defined in the mechanism. There is no provision for capital structure recalibration outside of the test year, but an application may be filed should credit ratings change in mid-cycle. The decision also allows a cost of capital application to be filed outside of the mechanism process upon an extraordinary or catastrophic event with material impact.

2009 Biennial Cost Allocation Proceeding (BCAP)

In August 2006, SoCalGas, SDG&E and Southern California Edison jointly filed an application with the CPUC seeking its approval of a series of revisions to the natural gas operations and service offerings of the Sempra Utilities. The CPUC issued a final decision in December 2007 approving some, but not all, of the proposals and deferring a number of issues, including SoCalGas' natural gas storage program, to the Sempra Utilities’ next BCAP, which began in February 2008. Evidentiary hearings on this issue were held in July 2008, with a draft decision expected by year-end 2008. Effective January 1, 2008, and until such time as a resolution is achieved in the BCAP, the storage revenues and costs that were previously shared between ratepayers and shareholders are being deferred pending a regulatory decision on this matter.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At June 30, 2008, the company's reserves for litigation matters were $10 million. In addition, the company has accrued liabilities for settled matters of $456 million, including $435 million for settlements  related to certain litigation arising out of the 2000 - 2001 California energy crisis. Litigation reserves related to Sempra Commodities were assumed by RBS Sempra Commodities; however, the company has indemnified RBS should the liabilities from the ultimate resolution of these matters be greater than the reserves. The uncertainties inherent in complex legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the settlements and $435 million of accrued liabilities is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The terms of these settlements were reported previously. On July 24, 2008, the California Attorney General and the Department of Water Resources (DWR) dismissed their appeal of the final order, and the settlements are expected to become final shortly. The reserves recorded for the settlements in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract.

DWR Contract

In February 2002, the California Energy Oversight Board (CEOB) and the CPUC filed challenges at the Federal Energy Regulatory Commission (FERC) to the DWR's contracts with Sempra Generation and other power suppliers. After the FERC upheld the contracts in 2003, the CEOB and CPUC appealed to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals), challenging the FERC's application of the Mobile-Sierra doctrine's "public interest" standard of review to the contracts without having initially determined that the contracts met a more rigorous "just and reasonable" standard of review. In June 2008, the United States Supreme Court (Supreme Court) ruled that the FERC was correct to apply the Mobile-Sierra doctrine (which presumes that contract rates are just and reasonable) absent a demonstration that one of the contracting parties' unlawful manipulation of the market directly affected the rates. The Supreme Court ruled that the FERC should amplify or clarify its findings on this issue and consider whether the contract rates seriously harm the public interest.

At various times since the contract's inception, Sempra Generation and the DWR have also had disputes regarding the meaning of terms and performance of their agreement under which Sempra Generation sells electricity to the DWR. In 2002, Sempra Generation and the DWR commenced litigation in a state civil action in which the DWR sought to void its contract with Sempra Generation, seeking damages, injunctive and declaratory relief and $100 million in punitive damages, alleging that the company misrepresented its intention and ability to construct a temporary phase of one power project and, alternatively, breached its contract by failure to construct and deliver power from that phase. Although Sempra Generation was initially awarded summary judgment on all claims, in June 2005, the California Court of Appeal reversed the summary judgment decision, concluding that the contract language was ambiguous and presented triable issues of material fact that must be addressed by further evidence and proceedings. The case was remanded to the trial court. In January 2007, the DWR added additional claims for fraud and breach of contract. In June 2008, the California Court of Appeal affirmed the trial court's denial of Sempra Generation's motion to compel the DWR to arbitrate its new claims. The case will shortly be returned to the San Diego Superior Court for further proceedings.

The DWR commenced an additional arbitration against Sempra Generation in February 2006, relating to the manner in which Sempra Generation schedules its Mexicali plant. The DWR seeks $100 million in damages and an order terminating the contract. In July 2007, the arbitration panel issued an order finding that the claims asserted by the DWR in the arbitration were subject to the FERC's exclusive jurisdiction, and staying the matter until any proceedings filed by the DWR at the FERC are final. In September 2007, the DWR filed a Petition for Declaratory Order at the FERC asking the agency to declare it does not have and will not assert jurisdiction over the claims posed by the DWR. In November 2007, the FERC granted the DWR’s petition, finding that the FERC does not have exclusive jurisdiction to determine the claims alleged by the DWR. Sempra Generation has requested that the FERC rehear or clarify this ruling. In anticipation of a FERC order on rehearing, the arbitration panel has scheduled arbitration hearings in November 2008.

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

Pending in the U.S. District Court in Nevada are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The court dismissed four of these actions in 2005, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the cases to the District Court for further proceedings.

Electricity Cases

In November 2006, the U.S. District Court in San Diego dismissed a lawsuit filed by the California Attorney General in November 2005 against Sempra Commodities alleging illegal market-gaming activities during the California energy crisis and claiming unspecified civil penalties and damages. The court ruled that only the FERC has the authority to regulate wholesale energy markets. The court also declined to remand the case to state court. The FERC has previously investigated and entered into settlements with numerous energy trading companies, including Sempra Commodities, regarding similar allegations. The Ninth Circuit Court of Appeals heard oral argument on the California Attorney General's appeal of the dismissal in June 2008 and took the matter under submission.

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

Various parties appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC had erred in not considering other remedies, such as disgorgement of profits, for tariff violations that are alleged to have occurred prior to October 2, 2000. The Ninth Circuit Court of Appeals remanded the matter to the FERC for further proceedings. In November 2007, Sempra Commodities and other entities filed requests for rehearing of the Ninth Circuit Court of Appeals’ August 2006 decision.

In August 2007, the Ninth Circuit Court of Appeals issued a decision reversing and remanding FERC orders declining to provide refunds in a related proceeding regarding short-term bilateral sales up to one month in the Pacific Northwest. The court found that some of the short-term sales between the DWR and various sellers (including Sempra Commodities) that had previously been excluded from the refund proceeding involving sales in the ISO and PX markets in California, were within the scope of the Pacific Northwest refund proceeding. In December 2007, Sempra Commodities and other sellers filed requests for rehearing of the Ninth Circuit Court of Appeals’ August 2007 decision. It is possible that on remand, the FERC could order refunds for short-term sales to the DWR in the Pacific Northwest refund proceeding.

RBS Sempra Commodities has reserves for its estimated refund liability that reflect its estimate of the effect of the FERC's revision of the benchmark prices it will use to calculate refunds and other refund-related developments. Pursuant to the agreements related to the formation of RBS Sempra Commodities, the company has indemnified RBS related to these proceedings should the liability from the ultimate resolution be greater than the reserves.

In a separate complaint filed with the FERC in 2002, the California Attorney General challenged the FERC's authority to establish a market-based rate regime, and further contended that, even if such a regime were valid, electricity sellers had failed to comply with the FERC's quarterly reporting requirements. The Attorney General requested that the FERC order refunds from suppliers. The FERC dismissed the complaint and instead ordered sellers to restate their reports. After an appeal by the California Attorney General, the Ninth Circuit Court of Appeals upheld the FERC's authority to establish a market-based rate regime, but ordered remand of the case to the FERC for further proceedings, stating that failure to file transaction-specific quarterly reports gave the FERC authority to order refunds with respect to jurisdictional sellers. The Supreme Court has declined further review of the Ninth Circuit Court of Appeals' order. On remand, it is possible that the FERC could order refunds or disgorgement of profits for periods in addition to those covered by its prior refund orders and substantially increase the refunds that ultimately may be required to be paid by Sempra Commodities and other power suppliers.

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

Other Litigation

In October 2007, San Diego County experienced catastrophic wildfires. The causes of many of these fires remain under investigation, including the possible role of SDG&E power lines affected by unusually high winds. In July 2008, the California Department of Forestry and Fire Protection (Cal Fire) issued investigation reports stating that the Witch and Rice fires were each a "power line caused fire" and that the Guejito fire occurred when a wire securing a large communication company's fiber optic cable came into contact with an energized power line "causing an arc and starting the fire." The reports indicate that the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulted in two fatalities, injured approximately 45 firefighters and destroyed approximately 1,141 homes. Cal Fire is still investigating the perimeters of these two fires to determine the damages associated with each fire. Cal Fire stated that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties. The CPUC’s Consumer Protection and Safety Division is also expected to issue a report in the third quarter of 2008. Numerous lawsuits, four of which seek to be designated as class actions, have been filed against SDG&E in San Diego County Superior Court seeking unspecified amounts for damages relating to the fires. Several of the lawsuits also name Sempra Energy as a defendant. The lawsuits allege inverse condemnation, negligence and other causes of action, and assert that SDG&E improperly designed and maintained its power lines and failed to adequately clear adjacent vegetation. A lawsuit filed by the City of San Diego seeks to recover for property damage, workers' compensation benefits for its employees, and fire suppression costs. The company has approximately $1 billion in liability insurance and has notified its insurers of the lawsuits.

The company and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs claiming that various emissions resulted in cancer or fear of cancer. The company has submitted the case to its insurers, who have reserved their rights with respect to coverage. In November 2006, the court granted the defendants' summary judgment motions based on lack of medical causation for the 12 initial plaintiffs scheduled to go to trial first. The court also granted the company's separate summary judgment motion on punitive damages. The court has stayed the case as to the remaining plaintiffs pending the appeal of rulings.

In 1998, Sempra Energy and the Sempra Utilities converted their traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. In July 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. The Ninth Circuit Court of Appeals heard oral argument on plaintiffs' appeal of the dismissals in February 2008 and took the matter under submission.

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

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.5 million in SDG&E's case).

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

NOTE 9. SEGMENT INFORMATION

The company is a holding company whose subsidiaries are primarily engaged in the energy business. It has five separately managed reportable segments (SoCalGas, SDG&E, Sempra Commodities, Sempra Generation and Sempra Pipelines & Storage), which are described in the Annual Report. The Sempra Commodities segment includes the operating results of Sempra Marketing, which holds firm service capacity on the Rockies Express Pipeline. The “all other” amounts consist primarily of parent organizations and Sempra LNG. Additional information regarding Sempra Commodities is provided in Note 3.

The accounting policies of the segments are described in the Notes to Consolidated Financial Statements in the Annual Report. Segment performance is evaluated by management based on reported net income. Sempra Utility transactions are based on rates set by the CPUC and the FERC.

Discontinued operations are discussed in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report. The following tables exclude amounts from discontinued operations, unless otherwise noted.

	Three months ended June 30,				Six months ended June 30,
(Dollars in millions)	2008		2007		2008		2007
REVENUES
SoCalGas	$1,143	46%	$981	37%	$2,699	47%	$2,349	41%
SDG&E	754	30	659	25	1,500	26	1,368	24
Sempra Commodities	16	--	710	27	473	8	1,222	22
Sempra Generation	482	19	277	10	928	16	674	12
Sempra Pipelines & Storage	118	5	84	3	211	3	161	3
All other	5	--	(4)	--	(5)	--	(11)	--
Adjustments and eliminations	(5)	--	(27)	(1)	(12)	--	(62)	(1)
Intersegment revenues	(10)	--	(19)	(1)	(21)	--	(36)	(1)
Total	$2,503	100%	$2,661	100%	$5,773	100%	$5,665	100%
INTEREST EXPENSE
SoCalGas	$14		$17		$30		$35
SDG&E	22		23		49		47
Sempra Commodities	4		10		16		17
Sempra Generation	4		3		8		7
Sempra Pipelines & Storage	4		3		6		8
All other	11		53		48		109
Intercompany eliminations	(21)		(43)		(59)		(87)
Total	$38		$66		$98		$136
INTEREST INCOME
SoCalGas	$4		$8		$7		$14
SDG&E	2		1		4		2
Sempra Commodities	--		10		7		15
Sempra Generation	2		5		4		16
Sempra Pipelines & Storage	5		4		8		8
All other	18		39		53		82
Intercompany eliminations	(21)		(43)		(59)		(87)
Total	$10		$24		$24		$50
DEPRECIATION AND AMORTIZATION
SoCalGas	$71	41%	$70	41%	$142	41%	$139	41%
SDG&E	78	46	75	44	155	45	150	44
Sempra Commodities	--	--	6	3	6	2	13	4
Sempra Generation	14	8	13	8	28	8	25	7
Sempra Pipelines & Storage	3	2	3	2	5	1	6	2
All other	5	3	4	2	10	3	7	2
Total	$171	100%	$171	100%	$346	100%	$340	100%
INCOME TAX EXPENSE (BENEFIT)
SoCalGas	$36		$39		$76		$78
SDG&E	35		35		67		73
Sempra Commodities	94		86		133		90
Sempra Generation	21		5		52		44
Sempra Pipelines & Storage	11		(2)		15		(3)
All other	5		(20)		(14)		(76)
Total	$202		$143		$329		$206
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Commodities	$146		$--		$146		$--
Sempra Generation	--		--		2		(1)
Sempra Pipelines & Storage	12		(3)		20		(3)
All other	(3)		(3)		(7)		(8)
Total	$155		$(6)		$161		$(12)

Earnings (losses) recorded net of tax:
Sempra Pipelines & Storage	$18		$15		$36		$27
Sempra Commodities	--		(6)		3		40
Total	$18		$9		$39		$67

	Three months ended June 30,				Six months ended June 30,
(Dollars in millions)	2008		2007		2008		2007
NET INCOME
SoCalGas*	$56	23%	$54	19%	$113	23%	$109	22%
SDG&E*	61	25	51	18	135	28	113	22
Sempra Commodities	130	53	155	56	189	39	226	45
Sempra Generation	23	9	10	4	68	14	64	13
Sempra Pipelines & Storage	24	10	17	6	50	10	33	6
Discontinued operations	--	--	(3)	(1)	--	--	(2)	--
All other	(50)	(20)	(7)	(2)	(69)	(14)	(38)	(8)
Total	$244	100%	$277	100%	$486	100%	$505	100%

	Six months ended June 30,
(Dollars in millions)	2008		2007
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SoCalGas	$242	22%	$191	22%
SDG&E	428	38	305	34
Sempra Commodities	21	2	20	3
Sempra Generation	13	1	4	--
Sempra Pipelines & Storage	152	14	137	15
All other	258	23	232	26
Total	$1,114	100%	$889	100%

(Dollars in millions)	June 30, 2008		December 31, 2007**
ASSETS
SoCalGas	$6,502	27%	$6,406	22%
SDG&E	8,672	37	8,499	30
Sempra Commodities	1,986	8	8,620	30
Sempra Generation	1,902	8	1,759	6
Sempra Pipelines & Storage	2,866	12	2,287	8
All other	2,852	12	2,182	8
Intersegment receivables	(1,025)	(4)	(1,036)	(4)
Total	$23,755	100%	$28,717	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Commodities	$1,985		$32
Sempra Generation	196		205
Sempra Pipelines & Storage	885		776
All other	38		46
Total	$3,104		$1,059
*	After preferred dividends.
**	Adjusted to reflect the adoption of FASB Staff Position FIN 39-1.

NOTE 10. SUBSEQUENT EVENT

On July 28, 2008, the company announced an agreement to acquire EnergySouth, Inc. (EnergySouth), based in Mobile, Alabama, for $510 million in cash. Shareholders of EnergySouth will receive $61.50 per share for their common stock. The transaction, which is subject to approval by the shareholders of EnergySouth and by regulators, as well as other customary conditions, is expected to close by year-end. The boards of directors of Sempra Energy and EnergySouth both have approved the transaction.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2007 Annual Report on Form 10-K (Annual Report).

OVERVIEW

Sempra Energy

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide electric, natural gas and other energy products and services to its customers. Operations are divided into the Sempra Utilities and Sempra Global. The Sempra Utilities are Southern California Gas Company (SoCalGas) and San Diego Gas & Electric Company (SDG&E), which serve consumers from California's Central Valley to the Mexican border. Sempra Global is a holding company for most of the subsidiaries and investments of Sempra Energy that are not subject to California utility regulation. Sempra Global's principal subsidiaries and holdings provide the following energy-related products and services:

•

Sempra Commodities holds the company's investment in RBS Sempra Commodities LLP (RBS Sempra Commodities), a joint-venture partnership with The Royal Bank of Scotland (RBS). The partnership was formed on April 1, 2008 from the company's commodity-marketing businesses previously reported in this segment. The partnership's commodity trading businesses serve customers in natural gas, natural gas liquids, power, petroleum and petroleum products, coal, emissions, ethanol and base metals. Further discussion is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. Sempra Commodities also includes the operating results of Sempra Marketing, which holds firm service capacity on the Rockies Express Pipeline.

•

Sempra Generation develops, owns and operates electric generation facilities.

•

Sempra LNG develops, owns and operates receipt terminals for the importation of liquefied natural gas (LNG), and has supply and marketing agreements to provide natural gas.

•

Sempra Pipelines & Storage develops and owns or holds interests in natural gas pipelines and storage facilities in the United States and Mexico, and in companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. The company is currently pursuing the sale of its interests in the Argentine utilities, as discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

RESULTS OF OPERATIONS

Net income decreased by $19 million (4%) to $486 million for the six months ended June 30, 2008, and by $33 million (12%) to $244 million for the three months ended June 30, 2008, compared to the corresponding period of 2007, primarily resulting from lower earnings at Sempra Commodities and higher net losses at Sempra LNG and Parent and Other, partially offset by improved results at SDG&E, Sempra Generation and Sempra Pipelines & Storage, as discussed in "Business Unit Results" below.

Net Income (Loss) by Business Unit

	Six months ended June 30,
(Dollars in millions)	2008		2007
Sempra Utilities
Southern California Gas Company *	$113	23%	$109	22%
San Diego Gas & Electric Company *	135	28	113	22
Total Sempra Utilities	248	51	222	44

Sempra Global
Sempra Commodities	189	39	226	45
Sempra Generation	68	14	64	13
Sempra Pipelines & Storage	50	10	33	6
Sempra LNG	(37)	(8)	(23)	(5)
Total Sempra Global	270	55	300	59

Parent and other **	(32)	(6)	(15)	(3)
Income from continuing operations	486	100	507	100
Discontinued operations, net of income tax	--	--	(2)	--
Net income	$486	100%	$505	100%

	Three months ended June 30,
(Dollars in millions)	2008		2007
Sempra Utilities
Southern California Gas Company *	$56	23%	$54	19%
San Diego Gas & Electric Company *	61	25	51	18
Total Sempra Utilities	117	48	105	37

Sempra Global
Sempra Commodities	130	53	155	56
Sempra Generation	23	9	10	4
Sempra Pipelines & Storage	24	10	17	6
Sempra LNG	(28)	(11)	(13)	(4)
Total Sempra Global	149	61	169	62

Parent and other **	(22)	(9)	6	2
Income from continuing operations	244	100	280	101
Discontinued operations, net of income tax	--	--	(3)	(1)
Net income	$244	100%	$277	100%
*	After preferred dividends.
**

Includes after-tax interest expense ($26 million and $41 million for the six months ended June 30, 2008 and 2007, respectively, and $11 million and $20 million for the three months ended June 30, 2008 and 2007, respectively), intercompany eliminations recorded in consolidation and certain corporate costs incurred at Sempra Global.

Sempra Utilities Revenues and Cost of Sales

During the three months and six months ended June 30, 2008, natural gas revenues and the cost of natural gas increased compared to the corresponding periods in 2007, primarily as a result of higher natural gas prices and volumes. Electric revenues increased for the three months and six months ended June 30, 2008 compared to the corresponding periods in 2007 primarily due to higher cost of electric fuel and purchased power and higher volumes.

As a final decision in the 2008 General Rate Case (GRC) was not issued by the California Public Utilities Commission (CPUC) by June 30, 2008, revenues for the first six months of 2008 associated with CPUC-regulated operations were consistent with the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision. Further discussion is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

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

The tables below summarize the Sempra Utilities' natural gas and electric volumes and revenues by customer class for the six-month periods ended June 30.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2008:
Residential	160	$2,095	1	$2	161	$2,097
Commercial and industrial	65	768	140	83	205	851
Electric generation plants	--	--	122	44	122	44
Wholesale	--	--	11	4	11	4
	225	$2,863	274	$133	499	2,996
Balancing accounts and other						102
Total						$3,098
2007:
Residential	158	$1,787	1	$2	159	$1,789
Commercial and industrial	67	642	136	104	203	746
Electric generation plants	--	1	95	42	95	43
Wholesale	--	--	11	4	11	4
	225	$2,430	243	$152	468	2,582
Balancing accounts and other						115
Total						$2,697

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2008		2007
	Volumes	Revenue	Volumes	Revenue
Residential	3,715	$415	3,592	$461
Commercial	3,416	353	3,353	396
Industrial	1,114	86	1,062	105
Direct access	1,515	47	1,494	54
Street and highway lighting	51	5	52	6
	9,811	906	9,553	1,022
Balancing accounts and other		173		(40)
Total		$1,079		$982

Although commodity costs associated with long-term contracts allocated to SDG&E from the California Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Sempra Global and Parent Revenues

Sempra Global and Parent revenues decreased by $390 million (20%) in the six months ended June 30, 2008 to $1.6 billion, and by $425 million (41%) in the three months ended June 30, 2008 to $616 million. The decrease in the six months included $749 million lower revenues from Sempra Commodities. Revenues for the six months ended June 30, 2008 and 2007 included $473 million and $1.2 billion, respectively, for Sempra Commodities. These revenues were primarily for periods prior to the formation of RBS Sempra Commodities. The decrease was partially offset by $254 million higher revenues at Sempra Generation, primarily due to increased power sales and favorable natural gas and power prices, and $50 million higher revenues at Sempra Pipelines & Storage, primarily from Mexican pipeline operations.

The three months ended June 30, 2008 and 2007 included $16 million and $710 million, respectively, for Sempra Commodities. This decrease was partially offset by higher revenues at Sempra Generation and Sempra Pipelines & Storage as for the six-month period.

Sempra Global and Parent Cost of Natural Gas, Electric Fuel and Purchased Power

Sempra Global and Parent cost of natural gas, electric fuel and purchased power increased by $308 million (50%) in the six months ended June 30, 2008 to $922 million, and by $235 million (85%) in the three months ended June 30, 2008 to $513 million. The increases were primarily associated with the higher revenues at Sempra Generation and Sempra Pipelines & Storage.

Sempra Global and Parent Other Cost of Sales

Sempra Global and Parent other cost of sales for the six months ended June 30, 2008 and 2007 included $153 million and $540 million, respectively, for Sempra Commodities. This other cost of sales was primarily for periods prior to the formation of RBS Sempra Commodities. The three months ended June 30, 2008 and 2007 included $17 million and $221 million, respectively, for Sempra Commodities.

Gains on Sale of Assets

The gains in the three months and six months ended June 30, 2008 include $109 million related to the RBS Sempra Commodities transaction as discussed in Note 3 of the Condensed Consolidated Financial Statements herein.

Operation and Maintenance

Operation and maintenance expenses decreased by $130 million (9%) in the six months ended June 30, 2008 to $1.3 billion, and by $198 million (27%) in the three months ended June 30, 2008 to $549 million. The six months ended June 30, 2008 and 2007 included $240 million and $391 million, respectively, for Sempra Commodities. These operation and maintenance expenses were primarily for periods prior to the formation of RBS Sempra Commodities. The three months ended June 30, 2008 and 2007 included $26 million and $236 million, respectively, for Sempra Commodities. Excluding amounts for Sempra Commodities, operation and maintenance expenses were comparable year-to-year.

Equity Earnings - RBS Sempra Commodities LLP

Earnings from the company's investment in the newly-formed RBS Sempra Commodities were $146 million in both periods in 2008. Additional information is provided in the Sempra Commodities discussion in "Business Unit Results" below.

Other Income, Net

Other income, net, decreased by $32 million (47%) in the six months ended June 30, 2008 to $36 million, and by $34 million (67%) in the three months ended June 30, 2008 to $17 million. The decrease in the six-month period ended June 30, 2008 was primarily attributable to a $30 million gain from an interest-rate swap in 2007, $12 million higher losses from investments related to the company's executive retirement and deferred compensation plans in 2008 and $9 million lower earnings from the sale of tax credits at Sempra Financial, offset by a $16 million cash payment received for the early termination of a capacity agreement for the Cameron LNG receipt terminal in 2008. The losses associated with the company's executive retirement and deferred compensation plans were offset by a $7 million reduction in deferred compensation expense in Operation and Maintenance.

The decrease in the three-month period ended June 30, 2008 was primarily attributable to the $30 million gain from an interest-rate swap in 2007, $4 million higher losses from investments related to the company's executive retirement and deferred compensation plans in 2008 and $4 million lower earnings from the sale of tax credits at Sempra Financial.

Interest Income

Interest income decreased by $26 million (52%) in the six months ended June 30, 2008 to $24 million, and by $14 million (58%) in the three months ended June 30, 2008 to $10 million. The decreases were primarily attributable to lower average short-term investment balances in 2008. Short-term investment balances were higher in 2007 due to asset sales in 2006.

Interest Expense

Interest expense decreased by $38 million (28%) in the six months ended June 30, 2008 to $98 million, and by $28 million (42%) in the three months ended June 30, 2008 to $38 million. The decrease in the six months was due to the effect of repayment of long-term debt in 2007 and lower interest rates and higher capitalized interest in 2008, partially offset by higher short-term borrowings in 2008. In addition, the three months and six months ended June 30, 2008 included $16 million reduced interest expense related to energy crisis litigation reserves.

The decrease in the three months ended June 30, 2008 was primarily due to lower long-term debt interest expense and the reduced amounts related to the litigation reserves, as discussed above.

Income Taxes

Income tax expense was $329 million and $206 million for the six months ended June 30, 2008 and 2007, respectively, and the effective income tax rates were 42 percent and 32 percent, respectively. Income tax expense was $202 million and $143 million for the three months ended June 30, 2008 and 2007, respectively, and the effective income tax rates were 47 percent and 35 percent, respectively.

The increase in income tax expense for the three months and six months ended June 30, 2008 was primarily due to higher effective income tax rates and in the six-month period, higher pretax earnings. The increase in the 2008 effective tax rate was due primarily to the phase-out of the synthetic fuels credits in 2007, unfavorable effects from prior years' income tax issues and higher income tax expense related to Mexican currency translation and inflation adjustments.

Equity Earnings, Net of Income Tax

Equity earnings, net of income tax, decreased by $28 million (42%) in the six months ended June 30, 2008 to $39 million, and increased by $9 million (100%) in the three months ended June 30, 2008 to $18 million. The decrease for the six-month period was primarily due to an after-tax gain of $30 million in 2007 at Sempra Commodities from the sale of investments. The three months ended June 30, 2007 included $6 million of equity losses, net of income tax, at Sempra Commodities.

Net Income

Variations in net income are discussed below in "Business Unit Results."

Business Unit Results

Southern California Gas Company

Net income for SoCalGas increased by $4 million (4%) in the six months ended June 30, 2008 to $113 million, and by $2 million (4%) in the three months ended June 30, 2008 to $56 million. The increase in the six months was primarily attributable to $7 million in regulatory awards in 2008 and $3 million as a result of a lower effective tax rate, partially offset by $8 million lower earnings from non-core natural gas storage in accordance with the Omnibus Gas Settlements, as discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

The increase in the three months ended June 30, 2008 was primarily due to $3 million as a result of a lower effective tax rate and $2 million in higher natural gas margins due to the elimination of revenue-sharing in 2008, net of higher operating expenses, offset by $5 million in lower earnings from non-core natural gas storage. The lower effective tax rate was due mainly to larger tax deductions in 2008 allowed for regulatory purposes.

San Diego Gas & Electric Company

Net income increased by $22 million (19%) in the six months ended June 30, 2008 to $135 million and by $10 million (20%) in the three months ended June 30, 2008 to $61 million. The increase in the six months ended June 30, 2008 was primarily attributable to $12 million due to a lower effective income tax rate, $5 million higher regulatory awards and $2 million higher electric transmission margin. The lower effective income tax rate was primarily due to $7 million from the favorable resolution of prior years' income tax issues in 2008 compared to $2 million unfavorable in 2007.

The increase in the three months ended June 30, 2008 was due to $5 million higher regulatory awards and $4 million from a lower effective income tax rate due to increased tax deductions for internally developed software and for removal costs.

Sempra Commodities

Net income for Sempra Commodities decreased by $37 million (16%) in the six months ended June 30, 2008 to $189 million, and by $25 million (16%) in the three months ended June 30, 2008 to $130 million. Recorded results for the second quarter of 2008 represent the company's equity earnings from RBS Sempra Commodities, formed on April 1, 2008, and other items discussed below. Recorded results for 2007 and the first quarter of 2008 represent 100% of this business' earnings until the formation of the partnership.

Net income for the three months and six months ended June 30, 2008 included $93 million in equity earnings from RBS Sempra Commodities and a $67 million gain on the transaction with RBS. These results were partially offset by expenses of $30 million, primarily charges for litigation and unfavorable effects from prior years' income tax issues.

Sempra Generation

Sempra Generation's net income increased by $4 million (6%) in the six months ended June 30, 2008 to $68 million, and by $13 million (130%) in the three months ended June 30, 2008 to $23 million. The increase for the six months ended June 30, 2008 was primarily due to $22 million higher earnings at the plants due to scheduled major maintenance and associated down time in 2007 and $11 million higher earnings due to increased contractual deliveries to the DWR, offset by an unfavorable change of $15 million in mark-to-market earnings on long-term forward contracts with RBS Sempra Commodities and other counterparties, $8 million of lower interest income and $4 million of higher income tax expense related to Mexican currency translation and inflation adjustments.

The increase for the three months ended June 30, 2008 was primarily due to $17 million higher earnings due to the scheduled maintenance at the plants in 2007 and $9 million higher earnings due to increased contractual deliveries to the DWR, offset by an unfavorable change of $8 million in mark-to-market earnings on long-term forward contracts with RBS Sempra Commodities and other counterparties, $3 million of higher income tax expense related to Mexican currency translation and inflation adjustments and $2 million of lower interest income.

Sempra Pipelines & Storage

Net income for Sempra Pipelines & Storage increased by $17 million (52%) in the six months ended June 30, 2008 to $50 million, and by $7 million (41%) in the three months ended June 30, 2008 to $24 million. The increase for the six months ended June 30, 2008 was primarily due to $14 million from the start-up of Rockies Express-West during the first quarter of 2008, $6 million from improved operations and $4 million from increased favorable foreign currency exchange-rate effects from its investments in Chile and Peru, offset by $7 million of higher taxes on foreign income.

The increase for the three months ended June 30, 2008 was primarily due to $9 million from the start-up of Rockies Express-West, $3 million from improved operations and $2 million from increased favorable foreign currency exchange-rate effects from its investments in Chile and Peru, offset by $7 million of higher taxes on foreign income.

Sempra LNG

The net loss for Sempra LNG increased by $14 million (61%) in the six months ended June 30, 2008 to $37 million, and by $15 million (115%) in the three months ended June 30, 2008 to $28 million. The increased loss in the six months ended June 30, 2008 was primarily due to $14 million of higher income tax expense related to Mexican currency translation and inflation adjustments and $10 million of increased mark-to-market loss related to a natural gas marketing agreement with RBS Sempra Commodities, partially offset by a $10 million after-tax cash payment received for the early termination of a capacity agreement with Merrill Lynch Commodities Inc. for the Cameron LNG receipt terminal. On May 31, 2008, Sempra LNG repaid $690 million of outstanding intercompany debt, which will reduce future Mexican currency translation gains and losses from Sempra LNG. In May 2008, Sempra LNG began earning capacity revenues for Energía Costa Azul.

The increased loss in the three months ended June 30, 2008 was primarily due to $8 million of increased mark-to-market loss related to the natural gas marketing agreement with RBS Sempra Commodities and $8 million of higher income tax expense related to Mexican currency translation and inflation adjustments.

Parent and Other

The net loss for Parent and Other increased by $17 million (113%) in the six months ended June 30, 2008 to $32 million, and by $28 million (467%) in the three months ended June 30, 2008 to $22 million. The increased net losses were primarily attributable to an $18 million gain from an interest-rate swap in 2007 and higher income tax expense in 2008, offset by $9 million lower interest expense in 2008 related to litigation reserves. In addition, the higher net loss in the six months ended June 30, 2008 was due to lower net interest expense overall, excluding the amounts related to litigation reserves.

CAPITAL RESOURCES AND LIQUIDITY

The company expects its cash flows from operations to provide a substantial portion of the funding of the company’s capital expenditures and dividends. The company’s expansion also requires the issuance of securities from time to time. In July 2008, the company announced its acquisition of EnergySouth, Inc. (EnergySouth) for $510 million. The transaction is expected to close by year-end and will be funded by operating cash flow and debt.

On April 1, 2008, the company completed the formation of their previously announced partnership, RBS Sempra Commodities, to own and operate Sempra Energy's commodity-marketing businesses, which generally comprised the Sempra Commodities segment. RBS is to provide the joint venture with all growth capital, working-capital requirements and credit support. The company’s initial equity contribution to the partnership was $1.6 billion, and RBS made an initial equity contribution of $1.665 billion. As a result of the transaction, the company received cash of approximately $1.2 billion, net of its contribution. The company accounts for its investment in the partnership under the equity method. The company and RBS intend that RBS Sempra Commodities will distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership. In limited cases, earnings allocable to the partnership may be retained by the partnership to replenish capital depleted through losses. Additional information concerning the transaction with RBS is provided in Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements herein.

On April 1, 2008, the company entered into a share repurchase program and prepaid $1 billion on April 7, 2008 for shares of the company’s common stock to be purchased in a share forward transaction as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements herein. The company expects to purchase an additional $500 million of common shares in 2009, which may require additional borrowings, including a hybrid capital issuance.

On May 22, 2008, the company’s board of directors approved an increase to the company’s quarterly common stock dividend to $0.35 per share ($1.40 annually), an increase of $0.03 per share ($0.12 annually) from the $0.32 per share ($1.28 annually) authorized in February 2008, and targets an annual dividend payout ratio of 35 percent to 40 percent of net income.

At June 30, 2008, the company had $230 million in unrestricted cash and cash equivalents, and $4.1 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. Management believes that these amounts and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to finance capital expenditures and meet liquidity requirements and to fund shareholder dividends and anticipated share repurchases, any new business acquisitions or start-ups, and other commitments. If cash flows from operations were to be significantly reduced or the company were to be unable to raise funds under acceptable terms, neither of which is considered likely, the company would be required to reduce non-utility capital expenditures, share repurchases and/or investments in new businesses. Management continues to regularly monitor the company’s ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

The company's credit agreements are discussed more fully in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Sempra Generation's long-term power sale contracts may contain collateral requirements. The DWR contracts do not contain such requirements. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of June 30, 2008, Sempra Generation had no outstanding collateral requirements under these contracts.

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

Sempra LNG will require funding for its development of LNG receiving facilities. While the company’s credit facilities and other Sempra Energy sources are expected to be adequate for these requirements, the company may decide to use project financing if management determines its use to be advantageous. As the projects currently under construction are put in service, Sempra LNG is expected to provide operating cash flow for further development.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $815 million (49%) to $860 million for 2008. The change was primarily due to an $830 million decrease in net trading assets in 2007.

For the six months ended June 30, 2008, the company made contributions of $15 million and $16 million to the pension plans and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $279 million (32%) to $1.2 billion for 2008. The change was primarily due to the capital contributions of $1.6 billion to RBS Sempra Commodities and $150 million to Rockies Express and the purchase of $413 million in industrial revenue bonds, offset by $2.1 billion in proceeds received from the RBS transaction and a $60 million decrease in notes receivable from unconsolidated affiliates. The $2.1 billion in proceeds from the RBS transaction is net of $383 million of cash sold. Capital expenditures also increased by $225 million.

The company expects to make capital expenditures and investments of $2.6 billion in 2008. Significant capital expenditures and investments are expected to include $1.1 billion for Sempra Utility plant improvements and $1.5 billion of capital expenditures at its other subsidiaries, including the development of LNG facilities and natural gas pipelines and the acquisition of EnergySouth. These expenditures and investments are expected to be financed by cash flows from operations, cash on hand and security issuances. The $2.6 billion does not include the investment in RBS Sempra Commodities made on April 1, 2008, nor the investment in industrial revenue bonds.

The company’s 25-percent participation in the Rockies Express project required a contribution to the partnership of $150 million in February 2008, but the company does not expect any further contribution to the project will be required in 2008. Total project cost is now estimated at $5.6 billion. REX-West, the segment of the pipeline which extends 713 miles from the Cheyenne Hub to Audrain County in Missouri, began interim service in January and full service in May 2008. In June 2008, the FERC approved construction of REX-East, which will extend the pipeline from Audrain County to Clarington in Ohio. Construction began on July 16, 2008. Subject to receipt of regulatory approvals, REX-East is expected to begin interim service to the Lebanon Hub in Warren County, Ohio by December 31, 2008, and be fully operational in the third quarter of 2009.

Liberty, as currently permitted, is a 17 billion cubic feet (Bcf) salt-cavern natural gas storage facility located in Calcasieu Parish, Louisiana. The facility has been under construction by the company and its 25-percent partner, Proliance Transportation and Storage, LLC, and will be connected to the Cameron and Port Arthur Pipelines under development by Sempra Pipelines & Storage to connect area LNG regasification terminals to an interstate gas transmission system. The estimated project cost is approximately $250 million, of which $195 million has been expended through June 30, 2008. Pipeline and compressor systems are currently in operation and can provide transportation services. Liberty is expected to be able to provide 12 Bcf of storage beginning in the third quarter of 2008.

Sempra LNG’s Energía Costa Azul LNG receipt terminal in Baja California, Mexico, with a capacity of 1 Bcf per day, began commercial operations in May 2008. A planned nitrogen-injection facility will allow the terminal to process LNG cargoes from a wider variety of sources and will provide additional revenue from long-term firm capacity payments for the injection service. Through June 30, 2008, Sempra LNG has made expenditures of $1.1 billion related to the terminal (including breakwater), the nitrogen-injection facility and the proposed expansion project.

Sempra LNG’s Cameron LNG receipt terminal is currently under construction in Hackberry, Louisiana. Construction is expected to be completed in late 2008 with capacity revenues starting in early 2009. The estimated costs of this project, including capitalized interest, are approximately $800 million (excluding pre-expansion costs, which are $42 million to date). Through June 30, 2008, Sempra LNG has made expenditures of $719 million related to the terminal and proposed expansion project.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased by $253 million (64%) to $140 million for 2008. The change was primarily due to the $1 billion expended for the stock repurchase program, offset by an increase in issuances of long-term debt of $589 million, a $581 million decrease in payments of long-term debt and $122 million increased short-term debt borrowings.

COMMITMENTS

At June 30, 2008, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $101 million and $17 million, respectively, related to construction commitments at Sempra LNG and Sempra Pipelines & Storage, $236 million related to an operating lease commitment at Sempra LNG, $500 million related to the issuance of 6.15-percent notes and $1.2 billion related to natural gas contracts at SoCalGas. The future payments under these contractual commitments are expected to be $739 million for 2008, $428 million for 2009, $42 million for 2010, $29 million for 2011, $30 million for 2012 and $773 million thereafter.

Due to increases in natural gas prices, the company’s commitment under the natural gas purchase agreement with Tangguh PSC contractors, which is discussed in Note 16 of the Notes to Consolidated

Financial Statements in the Annual Report, has increased by $11.6 billion. Future payments are therefore expected to increase by $326 million for 2009, $445 million for 2010, $369 million for 2011, $395 million for 2012 and $10.1 billion thereafter.

Also, commitments related to the company’s commodity-marketing businesses became the obligation of RBS Sempra Commodities as a result of the formation of that partnership. At December 31, 2007, these obligations totaled $586 million, including $422 million in short-term debt, $143 million in operating leases and $21 million in long-term debt.

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

As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, on April 1, 2008, the company and RBS completed the formation of a partnership, RBS Sempra Commodities, to own and operate the company's commodity-marketing businesses, which generally comprise the company’s Sempra Commodities segment. This transaction will eliminate the company’s requirements for trading guarantees and credit support for this business. The company expects somewhat lower earnings from the commodities business in the near term due to its reduced ownership after the formation of the partnership.

Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements herein and Notes 14 through 16 of the Notes to Consolidated Financial Statements in the Annual Report also describe matters that could affect future performance.

Litigation

Note 8 of the Notes to Condensed Consolidated Financial Statements herein and Note 16 of the Notes to Consolidated Financial Statements in the Annual Report describe litigation, the ultimate resolution of which could have a material adverse effect on future performance.

Sempra Utilities

Note 7 of the Notes to Condensed Consolidated Financial Statements herein and Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas regulation and rates, and other pending proceedings and investigations.

Sempra Global

On July 28, 2008, the company announced an agreement to acquire EnergySouth based in Mobile, Alabama, for $510 million in cash. Shareholders of EnergySouth will receive $61.50 per share for their common stock. The acquisition is expected to be completed in late 2008.

Principal holdings of EnergySouth include EnergySouth Midstream, Inc. (EnergySouth Midstream) and Mobile Gas Service Corp.

EnergySouth Midstream is the general partner in and 91-percent owner of Bay Gas Storage Company (Bay Gas), a facility located 40 miles north of Mobile that provides underground storage and delivery of natural gas. It is the easternmost storage facility on the Gulf Coast, with direct service to the Florida market. Currently, Bay Gas has 11.4 Bcf of working natural gas storage capacity that is fully contracted and operational. An additional 5 Bcf is 92-percent contracted and under construction with a scheduled first-quarter 2010 in-service date. There are plans to increase the total Bay Gas capacity to 27 Bcf of underground salt-dome storage.

EnergySouth Midstream also owns 60 percent of Mississippi Hub, LLC (Mississippi Hub), a company developing high-turn, underground salt-dome natural gas storage in Simpson County, Mississippi. This facility has planned direct interconnections to the natural gas production areas in eastern Texas, Oklahoma and Arkansas, as well as the Northeast market. Currently, Mississippi Hub’s first 6 Bcf of storage capacity is in construction. Long-term commitments are in place for 4 Bcf of this capacity. Operations are slated to commence in the second quarter of 2010. There are plans to increase the total Mississippi Hub capacity to 30 Bcf of high-turn, salt-dome storage.

Mobil Gas Service Corp., an Alabama natural gas distribution utility, serves approximately 93,000 customers in southwest Alabama.

Sempra Pipelines & Storage's expansion of existing pipelines in Baja California, Mexico and the spur line to provide service to Sempra LNG’s Energía Costa Azul terminal with interconnections to the U.S. border were placed in service in the second quarter of 2008.

On July 24, 2008, Sempra Generation announced the planned development of a solar-energy project, a 10-megawatt (MW) photovoltaic power-generation site next to the company’s El Dorado Energy power plant near Boulder City, Nevada. The project is expected to be completed by year-end.

Sempra Generation is no longer planning to construct a proposed 600-MW natural gas-fired generation plant, Catoctin Power, in Adamstown, Maryland.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 1, 2008, Sempra Energy and The Royal Bank of Scotland (RBS) completed the formation of their previously announced partnership, RBS Sempra Commodities LLP, to own and operate the commodity-marketing businesses previously held as subsidiaries of Sempra Energy. The company accounts for its investment in the partnership under the equity method. As a result of the transaction, Sempra Energy no longer holds directly the financial instruments related to these businesses that subjected the company to the market risk, commodities price risk and credit risk factors as discussed in the Annual Report.

As of June 30, 2008, the total VaR of the Sempra Utilities' positions was not material.

ITEM 4. CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures. In addition, the company has investments in unconsolidated entities accounted for using the equity method and consolidates a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46(R) that it does not control or manage and consequently, its disclosure controls and procedures with respect to these entities are necessarily limited to oversight or monitoring controls that the company has implemented to provide reasonable assurance that the objectives of the company's disclosure controls and procedures as described above are met. Effective April 1, 2008, as discussed in Note 3 of the Notes to Consolidated Financial Statements herein, the company's commodity-marketing businesses are no longer wholly owned subsidiaries of the company. The company's ownership interests are reported on the equity method and are therefore subject to the controls and procedures applied to equity-method investments as discussed above.

There have been no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Los Angeles Regional Water Quality Control Board has asserted violations of the California Water Code by SoCalGas in connection with certain maintenance activities in Los Angeles County's Sullivan Canyon. In June 2008, the board dismissed without prejudice a related lawsuit to provide an opportunity for the parties to resolve this matter without litigation. SoCalGas believes that the resolution will impose upon it fines and penalties of no more than $750,000.

On July 13, 2007, SDG&E, one of its employees, and an SDG&E contractor were convicted in a federal jury trial on criminal charges of environmental violations in connection with the 2000 – 2001 dismantlement of a natural gas storage facility. SDG&E was also convicted of a related charge of making a false statement to a governmental agency. SDG&E is subject to a maximum fine of $2 million. On December 7, 2007, the trial court set aside all of the convictions and granted all of the defendants a new trial on all counts. The government has appealed the trial court's decision.

Except for the matters described in Notes 7 and 8 of the Notes to Condensed Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2007 Annual Report on Form 10-K, except for a reduction in risks associated with Sempra Commodities as a result of the reduction of the company's interests in this business associated with the transaction with RBS discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities:

On September 11, 2007, the board of directors authorized the repurchase of additional shares of the company's common stock provided that the amounts expended for such purposes do not exceed the greater of $2 billion or amounts expended to purchase no more than 40 million shares.

On April 1, 2008, the company entered into a Collared Accelerated Share Acquisition Program with Merrill Lynch International under which the company has paid $1 billion to repurchase shares of its common stock, as discussed in the company's Current Report on Form 8-K dated April 1, 2008 and in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

The following table sets forth information concerning purchases made by the company, from the programs authorized above, of its common stock during the second quarter of 2008:

	Total Number of Shares Purchased *	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Dollar Value of Shares that may Yet be Purchased Under the Plans or Programs

April 2008	11,209,865	$	*	11,209,865
May 2008	4,198,096	$	*	4,198,096
	15,407,961	$	*	15,407,961	$1 billion remaining	**

*

All shares were purchased under the Collared Accelerated Share Acquisition Program entered into on April 1, 2008. The weighted average cost to the company of shares purchased under the program will not be determinable until the completion of the program, expected to be in the fourth quarter. Additional information regarding the program is provided in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

**

The company’s board of directors has authorized the repurchase of shares of the company’s common stock provided that the amounts expended for such purposes do not exceed the greater of $2 billion or amounts expended to purchase no more than 40 million shares. The company prepaid $1 billion on April 7, 2008 for shares to be purchased under the Collared Accelerated Share Acquisition Program. Therefore, approximately $1 billion remains authorized by the board for the purchase of additional shares, of which $500 million is expected to be expended during 2009. The company also may, from time to time, purchase shares of its common stock from restricted stock plan participants who elect to sell a sufficient number of vesting restricted shares to meet minimum statutory tax withholding requirements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proposal 1: Election of directors:

At the 2006 Annual Meeting, shareholders approved an amendment phasing in annual elections of all directors. Directors who are elected after the effective date of the amendment hold office until the next annual meeting and until a successor has been elected and qualified. Directors elected prior to the effective date of the amendment continue to hold office until the expiration of the staggered three-year terms for which they were elected. At the annual meeting of shareholders on May 22, 2008, the shareholders elected the following eight directors for a one-year term expiring in 2009.

Nominees	Votes For	Votes Against	Abstentions
Richard A. Collato	210,646,658	5,720,460	3,976,746
Wilford D. Godbold, Jr.	211,729,751	4,662,122	3,951,991
Richard G. Newman	212,672,268	3,767,645	3,903,951
Carlos Ruiz Sacristán	212,542,830	3,873,430	3,927,604
William C. Rusnack	211,799,356	4,602,186	3,942,322
William P. Rutledge	210,034,088	6,411,927	3,897,849
Lynn Schenk	212,718,977	3,808,845	3,816,042
Neal E. Schmale	212,553,236	3,939,587	3,851,041

Proposal 2: Ratification of independent registered public accounting firm:

Votes
Votes For	212,828,213
Votes Against	3,843,410
Abstentions	3,672,241

Proposal 3: Approval of 2008 Long Term Incentive Plan:

Votes
Votes For	167,586,445
Votes Against	20,020,566
Abstentions	4,247,109
Broker Non-Vote	28,489,744

Proposal 4: Approval of Amended and Restated Articles of Incorporation:

Votes
Votes For	210,309,385
Votes Against	5,039,358
Abstentions	4,995,121

Proposal 5: Shareholder proposal entitled "Shareholder Say On Pay":

Votes
Votes For	73,666,070
Votes Against	107,980,861
Abstentions	10,203,035
Broker Non-Vote	28,493,898

ITEM 6. EXHIBITS

Exhibit 3 - Bylaws and Articles of Incorporation

3.1

Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008 (incorporated by reference from Appendix B to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

3.2	Amended Bylaws of Sempra Energy effective December 4, 2007 (incorporated by reference from Form 8-K filed on December 5, 2007, Exhibit 3(ii)).

Exhibit 10 - Material Contracts

10.1	Sempra Energy 2008 Long Term Incentive Plan (incorporated by reference from Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.2	Form of Indemnification Agreement with Directors and Executive Officers.

10.3	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award.

10.4	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement.

10.5	Form of Sempra Energy 2008 Non-Employee Directors' Stock Plan, Nonqualified Stock Option Agreement.

10.6	Sempra Energy Amended and Restated Executive Life Insurance Plan.

10.7	Sempra Energy Amended and Restated Sempra Energy Retirement Plan for Directors.

10.8	Sempra Energy Amendment and Restatement of the Cash Balance Restoration Plan.

Exhibit 12 - Computation of ratios

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31 -- Section 302 Certifications

31.1	Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1	Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Exhibit 99 -- Unaudited Pro Forma Condensed Consolidated Financial Information

99.1	Unaudited Pro Forma Condensed Statement of Consolidated Income for the Six Months Ended June 30, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: August 7, 2008	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer