Form 10-Q
period 2008-09-30
SEMPRA ENERGY
filed 2008-11-10
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2008
Commission file number	1-14201
SEMPRA ENERGY
(Exact name of registrant as specified in its charter)
California	33-0732627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ X ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes		No	X
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock outstanding on November 6, 2008:			243,630,682

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "expects," "anticipates," "plans," "estimates," "projects," "contemplates," "intends," "depends," "should," "could," "would," "may," "potential," "target," "goals," or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties and are not guarantees of performance. Factors, among others, that could cause the company's actual results and future actions to differ materially from those described in forward-looking statements include:

•

local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments;

•

actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission, the Federal Reserve Board, the U.K. Financial Services Authority and other regulatory bodies in the United States and other countries;

•

capital markets conditions, inflation rates, interest rates and exchange rates;

•

energy and trading markets, including the timing and extent of changes in commodity prices;

•

the availability of electric power, natural gas and liquefied natural gas;

•

weather conditions and conservation efforts;

•

war and terrorist attacks;

•

business, regulatory, environmental and legal decisions and requirements;

•

the status of deregulation of retail natural gas and electricity delivery;

•

the timing and success of business development efforts;

•

the resolution of litigation; and

•

other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company.

Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission. These forward-looking statements represent the company's estimates and assumptions only as of the date of this report.

PART I. FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEMPRA ENERGY
STATEMENTS OF CONSOLIDATED INCOME
	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions, except per share amounts)	2008	2007	2008	2007
	(unaudited)
REVENUES
Sempra Utilities	$2,013	$1,515	$6,190	$5,194
Sempra Global and parent	679	1,148	2,275	3,134
Total revenues	2,692	2,663	8,465	8,328

EXPENSES AND OTHER INCOME
Sempra Utilities:
Cost of natural gas	(689)	(389)	(2,708)	(2,042)
Cost of electric fuel and purchased power	(311)	(184)	(694)	(496)
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	(431)	(331)	(1,353)	(945)
Other cost of sales	(15)	(256)	(168)	(796)
Operation and maintenance	(564)	(758)	(1,816)	(2,140)
Depreciation and amortization	(162)	(174)	(508)	(514)
Franchise fees and other taxes	(76)	(72)	(230)	(221)
Gains on sale of assets	--	--	114	6
Equity earnings (losses):
RBS Sempra Commodities LLP	(4)	--	142	--
Other	14	1	29	(11)
Other income (expense), net	(13)	4	23	72
Interest income	12	12	36	62
Interest expense	(67)	(68)	(165)	(204)
Preferred dividends of subsidiaries	(2)	(2)	(7)	(7)
Income from continuing operations before income taxes and equity earnings of certain unconsolidated subsidiaries	384	446	1,160	1,092
Income tax expense	(94)	(135)	(423)	(341)
Equity earnings, net of income tax	18	19	57	86
Income from continuing operations	308	330	794	837
Discontinued operations, net of income tax	--	(25)	--	(27)
Net income	$308	$305	$794	$810

Basic earnings per share:
Income from continuing operations	$1.26	$1.27	$3.18	$3.23
Discontinued operations, net of income tax	--	(0.10)	--	(0.11)
Net income	$1.26	$1.17	$3.18	$3.12
Weighted-average number of shares outstanding (thousands)	243,793	259,563	249,311	259,742

Diluted earnings per share:
Income from continuing operations	$1.24	$1.24	$3.13	$3.16
Discontinued operations, net of income tax	--	(0.09)	--	(0.10)
Net income	$1.24	$1.15	$3.13	$3.06
Weighted-average number of shares outstanding (thousands)	247,904	264,279	253,407	264,416
Dividends declared per share of common stock	$0.35	$0.31	$1.02	$0.93

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$198	$668
Short-term investments	413	--
Trade accounts receivable, net	675	960
Other accounts and notes receivable, net	121	114
Income taxes receivable	189	99
Deferred income taxes	150	247
Trading-related receivables and deposits, net	--	2,719
Derivative trading instruments	--	2,170
Commodities owned	--	2,231
Inventories	461	224
Regulatory assets	119	106
Fixed-price contracts and other derivatives	91	28
Other	153	398
Total current assets	2,570	9,964

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	281	309
Regulatory assets arising from pension and other postretirement benefit obligations	144	162
Other regulatory assets	499	460
Nuclear decommissioning trusts	636	739
Investment in RBS Sempra Commodities LLP	1,912	--
Other investments	1,247	1,243
Sundry	746	956
Total investments and other assets	5,465	3,869

Property, plant and equipment:
Property, plant and equipment	22,028	20,917
Less accumulated depreciation and amortization	(6,214)	(6,033)
Property, plant and equipment, net	15,814	14,884
Total assets	$23,849	$28,717

See Notes to Condensed Consolidated Financial Statements.

* As adjusted for the retrospective adoption of FASB Staff Position FIN 39-1.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$319	$1,064
Accounts payable - trade	569	1,374
Accounts payable - other	174	189
Due to unconsolidated affiliates	37	60
Trading-related payables	--	2,265
Derivative trading instruments	--	1,672
Commodities sold with agreement to repurchase	--	500
Dividends and interest payable	164	145
Regulatory balancing accounts, net	264	481
Accrued compensation and benefits	248	265
Current portion of long-term debt	302	7
Fixed-price contracts and other derivatives	175	53
Customer deposits	158	143
Other	725	802
Total current liabilities	3,135	9,020

Long-term debt	5,864	4,553

Deferred credits and other liabilities:
Due to unconsolidated affiliate	102	102
Customer advances for construction	153	153
Pension and other postretirement benefit obligations, net of plan assets	412	434
Deferred income taxes	799	531
Deferred investment tax credits	58	61
Regulatory liabilities arising from removal obligations	2,420	2,522
Asset retirement obligations	1,165	1,129
Other regulatory liabilities	234	265
Fixed-price contracts and other derivatives	315	332
Deferred credits and other	911	949
Total deferred credits and other liabilities	6,569	6,478

Preferred stock of subsidiaries	179	179

Minority interests	204	148

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock (50 million shares authorized; none issued)	--	--
Common stock (750 million shares authorized; 247 million and 261 million shares outstanding at September 30, 2008 and December 31, 2007, respectively; no par value)	2,265	3,198
Retained earnings	6,001	5,464
Deferred compensation	(19)	(22)
Accumulated other comprehensive income (loss)	(349)	(301)
Total shareholders' equity	7,898	8,339
Total liabilities and shareholders' equity	$23,849	$28,717

See Notes to Condensed Consolidated Financial Statements.

* As adjusted for the retrospective adoption of FASB Staff Position FIN 39-1.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$794	$810
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	--	27
Depreciation and amortization	508	514
Deferred income taxes and investment tax credits	165	42
Equity earnings	(228)	(75)
Gains on sale of assets	(114)	(6)
Fixed-price contracts and other derivatives	7	8
Tax benefits from share-based awards	(7)	(12)
Other	83	37
Net change in other working capital components	(408)	131
Distribution from RBS Sempra Commodities LLP	56	--
Changes in other assets	(3)	35
Changes in other liabilities	(55)	63
Net cash provided by continuing operations	798	1,574
Net cash used in discontinued operations	--	(3)
Net cash provided by operating activities	798	1,571

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,541)	(1,357)
Proceeds from sale of assets, net of cash sold	2,071	77
Expenditures for investments	(2,180)	(17)
Distributions from investments	23	13
Purchases of nuclear decommissioning and other trust assets	(361)	(498)
Proceeds from sales by nuclear decommissioning and other trusts	350	458
Decrease in notes receivable from unconsolidated affiliates	60	--
Other	(18)	(19)
Net cash used in investing activities	(1,596)	(1,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(252)	(234)
Issuances of common stock	17	36
Repurchases of common stock	(1,002)	(161)
Increase in short-term debt, net	985	954
Issuance of long-term debt	650	359
Payments on long-term debt	(75)	(1,069)
Tax benefits from share-based awards	7	12
Other	(2)	(2)
Net cash provided by (used in) financing activities	328	(105)

Increase (decrease) in cash and cash equivalents	(470)	123
Cash and cash equivalents, January 1	668	920
Cash assumed in connection with FIN 46(R) consolidation	--	29
Cash and cash equivalents, September 30	$198	$1,072

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2008	2007
	(unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$142	$273

Income tax payments, net of refunds	$120	$316

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Increase (decrease) in accounts payable from investments in property, plant and equipment	$(41)	$41

Fair value of stock received for services rendered	$--	$32

Fair value of stock received for sale of investments	$--	$26

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Sempra Energy (the company), a California-based Fortune 500 holding company, its consolidated subsidiaries and a variable interest entity of which it is the primary beneficiary. Sempra Energy’s principal subsidiaries are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas) (collectively referred to as the Sempra Utilities) and Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses. Investments in affiliated companies (primarily RBS Sempra Commodities LLP) over which Sempra Energy has the ability to exercise significant influence, but not control, are accounted for using the equity method. On April 1, 2008, substantially all of the company’s commodity-marketing businesses were sold to RBS Sempra Commodities LLP (RBS Sempra Commodities), a partnership of the company and The Royal Bank of Scotland (RBS). Additional information regarding the transaction is provided in Note 3.

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report) and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

FASB Staff Position (FSP) FASB Interpretation (FIN) No. 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1): FSP FIN 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The company adopted FSP FIN 39-1 effective January 1, 2008. The company applied FSP FIN 39-1 as a change in accounting principle through retrospective application. Each consolidated balance sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. Accordingly, December 31, 2007 amounts have been reclassified to conform to this presentation. Additional disclosure is provided in Note 6.

FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP FAS 157-3): FSP FAS 157-3 clarifies and illustrates the application of FASB Statement No. 157, Fair Value Measurements, for financial assets in an inactive market. FSP FAS 157-3 became effective upon issuance on October 10, 2008, and applies to periods for which financial statements have not been issued. Revisions to the fair value estimates resulting from the adoption of the FSP are to be accounted for as a change in estimate, so that any effects on the fair value measurements would be recognized in the period of adoption. The company’s application of FSP FAS 157-3 impacted neither financial asset fair values nor their classification in the fair value hierarchy. Additional disclosure is provided in Note 6.

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

FSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (FSP FAS 133-1 and FIN 45-4): FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require sellers of credit derivatives to disclose information so that financial statement users can assess the potential effect of the instruments on the company’s financial position, financial performance and cash flows. This FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require guarantors to disclose the current status of the guarantee’s performance risk. The FSP is effective prospectively for annual or interim reporting periods ending after November 15, 2008. The company is a guarantor under certain arrangements and is in the process of evaluating the effect of this statement on its financial statement disclosures.

EITF 08-5, "Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5): EITF 08-5 provides that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability may not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective prospectively for reporting periods beginning after December 15, 2008. The company does not expect the effects of adopting EITF 08-5 to have a material impact on its financial position or results of operations.

NOTE 3. INVESTMENT IN UNCONSOLIDATED ENTITIES

RBS Sempra Commodities

On April 1, 2008, Sempra Energy and RBS completed the formation of RBS Sempra Commodities, a partnership of the company and RBS to own and operate the commodity-marketing businesses previously operated through wholly owned subsidiaries of Sempra Energy. The company’s initial equity contribution to the partnership was $1.6 billion. RBS made an initial equity contribution of $1.665 billion and is committed to provide any additional funding required for the ongoing operations of the partnership’s businesses. Additional information regarding this commitment is provided in Note 5. As a result of the transaction, the company received approximately $1.2 billion in cash, net of the contribution and including cash withdrawn from the businesses in anticipation of the transaction, and recorded an after-tax gain of $67 million.

Because the partnership was formed on April 1, 2008, the annual allocation of its earnings is prorated for three-fourths of 2008. For the three months and nine months ended September 30, 2008, the company recorded $(4) million and $142 million, respectively, of equity earnings (losses) before income tax from RBS Sempra Commodities. The partnership income that is distributable to the company on an annual basis is computed on the partnership's basis of accounting, International Financial Reporting Standards (IFRS) as adopted by the European Union. This distributable income, on an IFRS basis, was $136 million for the nine months ended September 30, 2008. For the three months ended September 30, 2008, the distributable income was reduced by $29 million. In September 2008, the company received a distribution of $56 million from the partnership, as provided in the partnership agreement to fund estimated income tax payments.

Summarized income statement information for RBS Sempra Commodities, on a GAAP basis, is as follows (in millions):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Gross revenues and fee income	$48	$586
Gross profit	$23	$540
Income (loss) from continuing operations	$(56)	$198
Partnership net income (loss)	$(56)	$198

The company has indemnified the partnership for certain litigation and tax liabilities related to the businesses purchased by the partnership. The fair value of these indemnities at formation of the partnership was $5 million.

Information regarding the Sempra Commodities segment at September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007 is provided in Note 9. Additional information concerning this transaction is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

NOTE 4. OTHER FINANCIAL DATA

Otay Mesa Energy Center

SDG&E has a 10-year agreement to purchase power to be generated at the Otay Mesa Energy Center, a 573-megawatt (MW) generating facility currently under construction and expected to be in commercial operation in the fourth quarter of 2009. As defined in FIN 46 (revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46(R)), the facility owner, Otay Mesa Energy Center LLC, is a variable interest entity (Otay Mesa VIE), of which SDG&E is the primary beneficiary. Accordingly, the company has consolidated Otay Mesa VIE beginning in the second quarter of 2007. Its equity of $188 million and $135 million as of September 30, 2008 and December 31, 2007, respectively, is classified as Minority Interest on the Consolidated Balance Sheets.

Available-for-Sale Securities

During the nine months ended September 30, 2008, Sempra Energy and SDG&E purchased $345 million and $68 million, respectively, of industrial development bonds. The bonds are classified as available-for-sale securities and included in Short-Term Investments on the Consolidated Balance Sheets at September 30, 2008.

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

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$17	$19	$5	$6
Interest cost	41	41	13	13
Expected return on assets	(40)	(40)	(12)	(11)
Amortization of:
Prior service cost (credit)	1	2	--	(1)
Actuarial loss	2	2	--	--
Curtailment	--	--	(1)	--
Regulatory adjustment	15	--	(5)	4
Total net periodic benefit cost	$36	$24	$--	$11

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$53	$58	$18	$20
Interest cost	124	123	40	41
Expected return on assets	(120)	(119)	(36)	(33)
Amortization of:
Prior service cost (credit)	3	4	(1)	(3)
Actuarial loss	6	7	--	4
Curtailment	--	5	(3)	--
Special termination	--	1	--	--
Regulatory adjustment	(7)	(23)	(4)	7
Total net periodic benefit cost	$59	$56	$14	$36

The company expects to contribute $74 million to its pension plans and $34 million to its other postretirement benefit plans in 2008. For the nine months ended September 30, 2008, the company made contributions of $47 million and $16 million to the pension plans and other postretirement benefit plans, respectively, including $32 million and a negligible amount, respectively, for the three months ended September 30, 2008.

Common Stock

In April 2008, the company entered into a Collared Accelerated Share Acquisition Program under which the company prepaid $1 billion to repurchase shares of its common stock in a share forward transaction. The total number of shares purchased (subject to a minimum and maximum number of shares) was determined by dividing the $1 billion purchase price by the volume-weighted average trading prices of shares of Sempra Energy common stock during the valuation period, minus a fixed discount and subject to a minimum and maximum price set during a hedging period. The valuation period began on April 7, 2008 and ended on October 13, 2008.

The company’s outstanding shares used to calculate earnings per share are reduced by the number of shares repurchased as they are delivered to the company, and the $1 billion purchase price was recorded as a reduction in shareholders’ equity upon its prepayment. Through September 30, 2008, the company has received 15,407,961 shares, representing the minimum number of shares to be purchased under the program. Following the end of the valuation period, the company received 3,008,280 additional shares on October 16, 2008, representing the remaining shares deliverable under the program based on a final weighted average price of $54.30 per share.

Earnings per Share (EPS)

Diluted EPS for the three months ended September 30, 2008 and 2007 reflects the inclusion of 4,111,000 and 4,716,000, respectively, additional shares in the weighted-average shares outstanding for the dilutive effect of stock options, restricted stock awards and restricted stock units. Diluted EPS for the nine months ended September 30, 2008 and 2007 reflects the inclusion of 4,096,000 and 4,674,000 additional shares, respectively, in the weighted-average shares outstanding for the dilutive effect of stock options and restricted stock awards and units.

The dilution from common stock options is based on the treasury stock method, whereby the proceeds from the exercise price and unearned compensation as defined by SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), are assumed to be used to repurchase shares on the open market at the average market price for the period. The calculation excludes stock options for which the exercise price was greater than the average market price for common stock during the period. There were 1,513,721 and 755,700 such stock options outstanding during the three months ended September 30, 2008 and 2007, respectively, and 1,494,935 and 29,754 such stock options outstanding during the nine months ended September 30, 2008 and 2007, respectively. The company had no outstanding stock options that were antidilutive due to the inclusion of unearned compensation in the assumed proceeds under the treasury stock method during the three and nine months ended September 30, 2008. The company had no such antidilutive stock options during the three months ended September 30, 2007 and 696,712 stock options outstanding during the nine months ended September 30, 2007, that were antidilutive due to the inclusion of unearned compensation in the assumed proceeds under the treasury method.

The dilution from unvested restricted stock awards and units is based on the treasury stock method, whereby assumed proceeds equivalent to the unearned compensation as defined by SFAS 123(R) related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. There were 431,401 antidilutive restricted stock units and no antidilutive restricted stock awards during the nine months ended September 30, 2008. There were no antidilutive restricted stock awards or units outstanding during the three months ended September 30, 2008. There were no antidilutive restricted stock units or awards for the three and nine months ended September 30, 2007.

Share-Based Compensation

Total share-based compensation expense, net of income tax, was $22 million and $21 million for the nine months ended September 30, 2008 and 2007, respectively. Pursuant to the company's share-based compensation plans, 783,500 non-qualified stock options and 643,250 restricted stock units were granted during the nine months ended September 30, 2008, primarily in January 2008.

As of September 30, 2008, 6,532,608 shares were authorized and available for future grants of share-based awards.

Capitalized Interest

The company recorded $26 million and $84 million of capitalized interest for the three months and nine months ended September 30, 2008, respectively, including the debt-related portion of allowance for funds used during construction for the Sempra Utilities. The company recorded $29 million and $75 million of capitalized interest for the three months and nine months ended September 30, 2007, respectively, including the debt-related portion of allowance for funds used during construction.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$308	$305	$794	$810
Foreign currency adjustments	(30)	12	(45)	19
Financial instruments	(2)	(4)	5	3
Available-for-sale securities	--	(9)	(12)	9
Net actuarial gain	1	(1)	5	9
Prior service cost	(1)	--	(1)	2
Comprehensive income	$276	$303	$746	$852

Amounts in the table above are net of income tax expense (benefit) as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Financial instruments	$(3)	$(1)	$2	$6
Available-for-sale securities	--	(5)	(10)	6
Net actuarial gain	1	--	3	6
Prior service cost	--	--	--	2

Other Income (Expense), Net

Other Income (Expense), Net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Allowance for equity funds used during construction	$9	$6	$25	$16
Regulatory interest, net	(2)	--	(8)	(12)
Sundry, net*	(20)	(2)	6	68
Total	$(13)	$4	$23	$72
* The nine-month period in 2007 includes $23 million net gains from interest-rate swaps, as discussed in Note 6.

NOTE 5. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

At September 30, 2008, the company had $4.3 billion in committed lines of credit to provide liquidity and support commercial paper (the major components of which are detailed below). Available unused credit on these lines at September 30, 2008 was $2.9 billion.

Due to the sale of the commodity-marketing businesses as discussed in Note 3, these amounts exclude lines of credit associated with Sempra Commodities, some of which continue to be guaranteed by the company, as discussed below in “RBS Sempra Commodities.” As of May 2008, RBS has replaced Sempra Energy as guarantor on all uncommitted lines of credit associated with Sempra Commodities. Additional information concerning Sempra Commodities’ committed and uncommitted credit facilities is provided in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Global

On August 15, 2008, Sempra Global entered into a $2.5 billion, three-year syndicated revolving credit agreement expiring in 2011. Citibank, N.A. serves as administrative agent for the syndicate of 17 lenders. The facility also provides for issuance of up to $300 million of letters of credit on behalf of Sempra Global with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

Sempra Global's obligations under the credit facility are guaranteed by Sempra Energy. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy's credit ratings. The facility also requires Sempra Energy to maintain at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65%.

At September 30, 2008, Sempra Global had letters of credit of $115 million outstanding and no outstanding borrowings under the facility. The facility provides support for $1.2 billion of commercial paper outstanding at September 30, 2008. At September 30, 2008, $1 billion of the commercial paper outstanding has been reclassified to long-term debt based on management's intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. This reclassification had no impact on cash flows.

Sempra Generation

On August 15, 2008, Sempra Generation entered into a $1 billion, three-year syndicated revolving credit agreement expiring in 2011. Citibank, N.A. serves as administrative agent for the syndicate of 17 lenders.

Sempra Generation’s obligations under the credit facility are guaranteed by Sempra Energy. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy's credit ratings. The facility also requires Sempra Energy to maintain at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65%.

At September 30, 2008, Sempra Generation had no outstanding borrowings under the facility.

The Sempra Utilities

On August 15, 2008, SDG&E and SoCalGas entered into an $800 million, three-year syndicated revolving credit agreement expiring in 2011. JPMorgan Chase Bank serves as administrative agent for the syndicate of 17 lenders. The agreement permits each utility to individually borrow up to $600 million, subject to a combined limit of $800 million for both utilities. It also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $200 million for both utilities with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility's credit rating. The agreement also requires each utility to maintain at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65%.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At September 30, 2008, SDG&E and SoCalGas had no outstanding borrowings and no outstanding letters of credit under this facility. The facility provides support for $96 million of commercial paper outstanding at SoCalGas at September 30, 2008.

Termination of Previous Credit Facilities

Concurrently with the effectiveness of the credit agreements described above, the following credit facilities were terminated:

•

Sempra Global’s $2.5 billion and $750 million revolving credit facilities scheduled to expire in August 2010 and November 2008, respectively.

•

Sempra LNG’s $1.25 billion revolving credit facility scheduled to expire in December 2009.

•

SDG&E’s and SoCalGas’ combined $600 million revolving credit facility scheduled to expire in August 2010.

RBS Sempra Commodities

As contemplated by the agreement to form RBS Sempra Commodities as discussed in Note 3, as a transitional measure, Sempra Energy continues to provide back-up guarantees for a portion of RBS Sempra Commodities’ trading obligations and certain credit facilities with third party lenders pending novation of the remaining trading obligations to RBS. The novation of the trading obligations to RBS is expected to be fully completed and Sempra Energy’s guarantee of these obligations to terminate in the first half of 2009. RBS has fully indemnified Sempra Energy in respect of any liabilities that Sempra Energy may incur under the guarantees.

RBS Sempra Commodities’ net trading liabilities and credit facilities supported by Sempra Energy’s guarantees at September 30, 2008 were:

•

$1.1 billion of net trading liabilities consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

•

$500 million under a three-year revolving credit facility expiring in May 2009.

Sempra Energy has also guaranteed $344 million of $1.72 billion of commitments to RBS Sempra Commodities under an additional credit facility. Extensions of credit under the facility are limited to and secured by a borrowing base consisting of receivables, inventories and other joint venture assets that are valued at varying percentages of current market value. At September 30, 2008, the value of the borrowing base assets exceeded $3 billion. The facility will be reduced and expire as the borrowing base assets are transferred to RBS as contemplated by the joint venture agreement.

Weighted Average Interest Rate

The company's weighted average interest rate on outstanding commercial paper was 3.07 percent at September 30, 2008.

Long-term Debt

In June 2008, Sempra Energy publicly offered and sold $500 million of 6.15-percent notes, maturing in 2018.

Interest-Rate Swaps

The company’s fair value interest-rate swaps and interest-rate swaps to hedge cash flows are discussed in Note 6.

NOTE 6. FINANCIAL INSTRUMENTS

The company periodically uses commodity derivative instruments and interest-rate swap agreements to moderate its exposure to commodity-price and interest-rate changes and to lower its overall cost of borrowing.

Fair Value Hedges

Prior to the sale of the commodity-marketing businesses as discussed in Note 3, commodity fair value hedges were associated with Sempra Commodities and recorded as trading instruments.

As of September 30, 2008 and December 31, 2007, the company had fair value interest-rate swap hedges for a notional amount of debt totaling $450 million. The maturities of these swaps range from 2010 to 2011. These fair value hedge balances were an asset of $9 million and $11 million at September 30, 2008 and December 31, 2007, respectively.

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

As of September 30, 2008 and December 31, 2007, the company, excluding Otay Mesa VIE, had established cash flow interest-rate swap hedges for notional debt balances totaling $434 million. The maturities on the swaps at September 30, 2008 range from 2009 to 2038. Separately, Otay Mesa VIE de-designated all cash flow interest-rate swap hedges in the second quarter of 2008.

During the second quarter of 2007, the company revised its borrowing plans in anticipation of net cash proceeds to be received in connection with the transaction related to the sale of Sempra Commodities as discussed in Note 3. Accordingly, as of June 30, 2007, the company reclassified a cash flow hedge gain of $30 million pretax from Accumulated Other Comprehensive Income (Loss) into Other Income, Net in the Statements of Consolidated Income.

The balances in Accumulated Other Comprehensive Income (Loss) at September 30, 2008 and December 31, 2007 related to all cash flow hedges were losses of $19 million and $24 million, respectively, net of income tax. The company expects that of these losses, $10 million, which is net of income tax, will be reclassified into earnings during the next twelve months as the hedged items affect earnings. In connection with the consummation of the sale of Sempra Commodities as discussed in Note 3, losses of $16 million, net of income tax, of Sempra Commodities' cash flow hedge balance were recognized and reflected in the gain on the transaction, losses of $7 million and $6 million, net of income tax, were recognized in the second and third quarters of 2008, respectively, and losses of $6 million, net of income tax, will be recognized over the remainder of the year.

Hedge Ineffectiveness

A summary of the hedge ineffectiveness gains (losses) follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Commodity hedges:*
Cash flow hedges	$--	$--	$(3)	$1
Fair value hedges	--	(48)	(9)	(2)
Time value exclusions from hedge assessment	--	99	--	132
Total unrealized gains (losses)	$--	$51	$(12)	$131
* For commodity derivative instruments, the company records ineffectiveness gains (losses) in Revenues from Sempra Global and Parent on the Statements of Consolidated Income.

For the nine months ended September 30, 2008 and 2007, pretax gains (losses) arising from the ineffective portion of interest-rate cash flow hedges was a negligible amount and $(1) million, respectively, and were recorded in Other Income (Expense), Net on the Statements of Consolidated Income. These amounts included gains (losses) of a negligible amount and $(1) million for the three-month periods ended September 30, 2008 and 2007, respectively.

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

Sempra Utilities

At the Sempra Utilities, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments enable the company to estimate with greater certainty energy and natural gas prices to be received by the company and the corresponding prices to be charged to its customers. The Sempra Utilities record realized gains or losses on derivative instruments associated with transactions for electric energy and natural gas contracts in Cost of Electric Fuel and Purchased Power and Cost of Natural Gas, respectively, on the Statements of Consolidated Income. On the Consolidated Balance Sheets, the Sempra Utilities record corresponding regulatory assets and liabilities related to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

Adoption of FSP FIN 39-1

The company adopted FSP FIN 39-1 effective January 1, 2008, which requires retroactive application. Each Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. As of September 30, 2008, the company offset fair value cash collateral receivables and payables against net derivative positions of $19 million and $32 million, respectively. As of December 31, 2007, the company offset fair value cash collateral receivables and payables against net derivative positions of $177 million and $1.1 billion, respectively. The fair value of cash collateral that was not offset in the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 was $50 million and $27 million, respectively. The fair value of commodity derivative assets and liabilities as of September 30, 2008 and December 31, 2007, determined in accordance with the company's netting policy, is presented below.

Fair Value Hierarchy

The company’s valuation techniques used to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157), are discussed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report and above in Note 2 under FSP FAS 157-3.

The following tables set forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 and December 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of September 30, 2008*
(Dollars in millions)	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Other derivatives	$51	$66	$3	$--	$120
Nuclear decommissioning trusts**	473	158	--	--	631
Short-term investments	--	413	--	--	413
Other	1	--	--	--	1
Total	$525	$637	$3	$--	$1,165

Liabilities:
Other derivatives	$--	$165	$--	$--	$165

Recurring Fair Value Measures	At fair value as of December 31, 2007***
(Dollars in millions)	Level 1	Level 2	Level 3	Netting and Collateral	Total
Assets:
Trading derivatives	$201	$2,943	$446	$(1,197)	$2,393
Commodity trading inventories	--	2,177	--	--	2,177
Other derivatives	16	45	7	--	68
Nuclear decommissioning trusts**	551	175	--	--	726
Other	86	6	7	--	99
Total	$854	$5,346	$460	$(1,197)	$5,463

Liabilities:
Trading derivatives	$200	$2,116	$59	$(302)	$2,073
Other derivatives	--	32	--	--	32
Total	$200	$2,148	$59	$(302)	$2,105
*				On April 1, 2008, the commodity-marketing businesses were sold, as discussed in Note 3.
**				Excludes cash balances.
***				Amounts have been reclassified to reflect the retrospective application of FSP FIN 39-1.

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

The following tables set forth a reconciliation primarily of changes in the fair value of net trading and other derivatives classified as level 3 in the fair value hierarchy:

	Three months ended September 30,
(Dollars in millions)	2008	2007
Balance as of July 1	$5	$471
Realized and unrealized losses	--	(15)
Settlements	(2)	18
Balance as of September 30	$3	$474

Change in unrealized gains (losses) relating to instruments still held as of September 30	$--	$35

	Nine months ended September 30,
(Dollars in millions)	2008	2007
Balance as of January 1	$401	$519
Realized and unrealized losses	(82)	(171)
Purchases, issuances and settlements	20	126
Sale of the commodity-marketing businesses	(336)	--
Balance as of September 30	$3	$474

Change in unrealized gains (losses) relating to instruments still held as of September 30	$--	$112

Gains and losses (realized and unrealized) for level 3 recurring items are primarily related to the commodity-marketing businesses and are included in Revenues from Sempra Global and Parent on the Statements of Consolidated Income for the three months ended March 31, 2008. With the sale of these businesses on April 1, 2008, level 3 recurring activity is substantially reduced.

NOTE 7. SEMPRA UTILITIES' REGULATORY MATTERS

Sunrise Powerlink Electric Transmission Line

In December 2005, SDG&E filed an application with the California Public Utilities Commission (CPUC) for authorization to construct a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region that will be able to deliver 1,000 MW (Sunrise Powerlink). The project, as proposed by the company, was projected to cost approximately $1.5 billion, which included an allowance for funds used during construction related to both debt and equity.

A draft decision by the Administrative Law Judge (ALJ) and a draft Commissioner’s alternate decision were issued by the CPUC on October 31, 2008. The ALJ's decision, if approved by the CPUC, would deny the requested transmission project in favor of other generation-based alternatives.

The Commissioner’s alternate decision, if approved by the CPUC, would conditionally approve the construction of a transmission line south of the route proposed by the company. This decision would permit SDG&E to engage in preliminary construction activities but require CPUC approval of an SDG&E compliance plan, ensuring the transmission line will primarily be used for the delivery of renewable resources, before the commencement of any construction activities that would have a material physical impact to the environment. SDG&E is uncertain whether the terms and conditions required by this decision could be timely met and will seek modifications to this draft decision. If the requested modifications are accepted and the modified alternate decision is approved by the CPUC, SDG&E expects the Sunrise Powerlink would be in commercial operation in 2012 at an estimated cost of approximately $1.9 billion, including environmental mitigation costs and undergrounding as required in the alternate decision. A final CPUC decision is expected by the end of the year.

A final environmental impact report for the project was also issued in October 2008 jointly by the CPUC and the Bureau of Land Management (BLM). If the CPUC adopts the route identified in the Commissioner's alternate decision, the company also expects the BLM to make its decision on the project in January 2009.

General Rate Case (GRC)

In July 2008, the CPUC issued a final decision in both SoCalGas’ and SDG&E’s 2008 general rate case (2008 GRC). The decision adopted the test-year 2008 revenue requirements, effective retroactive to January 1, 2008, and the post-test year revenue requirements that were included in the settlement agreements filed with the CPUC. The decision provides an increase in the annual revenue requirement in 2008, as compared to 2007, of $59 million for SoCalGas and $138 million for SDG&E, and provides average annual increases of approximately $52 million, or three percent, for SoCalGas and $43 million, or three percent, for SDG&E, in each of the post-test years' revenue requirements. The decision also establishes a GRC period of four years (2008-2011) and does not impose a cap on the company’s earnings.

Since the final decision was not issued by June 30, 2008, the Sempra Utilities' reported net income for the first six months of 2008 was based on the 2007 authorized revenue requirement as established by the CPUC’s 2004 Cost of Service decision. As the 2008 GRC decision is retroactive, the company recognized additional net income for the period January 1 through June 30, 2008 of approximately $40 million in the third quarter of 2008.

Cost of Capital

The CPUC issued a decision in May 2008 establishing a uniform, multi-year Cost of Capital Mechanism for SDG&E that will replace its existing cost of capital mechanism. The new mechanism requires a full cost of capital application every third year, with the first full application being filed in April 2010 for test-year 2011. Between test years, return on equity (ROE) would automatically be adjusted if there were significant changes in the bond market, as defined in the mechanism. In any year where the difference between the current 12-month October-September average Moody’s utility bond rates and the established benchmark (currently at 6.02%) exceeds a 100-basis point trigger, an automatic adjustment to SDG&E's ROE would be made through an October 15 advice letter to become effective on January 1 of the following year. No change in ROE has been triggered for calendar year 2009. There is no provision for capital structure adjustment outside of the test year, but an adjustment may be permitted if credit ratings change in mid-cycle. The decision also allows an adjustment outside of the mechanism process upon the occurrence of an extraordinary or catastrophic event with material impact.

2009 Biennial Cost Allocation Proceeding (BCAP)

In August 2006, SoCalGas, SDG&E and Southern California Edison jointly filed an application with the CPUC seeking its approval of a series of revisions to the natural gas operations and service offerings of the Sempra Utilities. The CPUC issued a final decision in December 2007 approving some, but not all, of the proposals and deferring a number of issues, including the incentive mechanism for SoCalGas' natural gas storage program, to the Sempra Utilities’ BCAP where they could be addressed more fully. A settlement agreement on a majority of the storage-related issues was reached with the parties, and a draft ALJ decision was issued on November 4, 2008, recommending approval of the settlement without modification. A final decision on the uncontested settlement is expected by year-end 2008.

Effective January 1, 2008, and until such time as a resolution is achieved in the BCAP, the storage revenues and costs that were previously shared between ratepayers and shareholders are being deferred pending a regulatory decision on this matter. The settlement, if approved, would resolve the incentive mechanism for the natural gas storage program for 2008, but the shareholder amount would depend on the actual storage revenues for the calendar year.

If approved as submitted, the settlement agreement would be in effect for a six-year period (2009 through 2014) and would allow SoCalGas to invest in certain storage replacement and expansion projects that ultimately would add an estimated 145 million cubic feet per day (MMcfd) of storage injection capacity and approximately 7 billion cubic feet (Bcf) of inventory capacity. The cost of these storage investments is estimated at $250 million, would be incremental to the capital provided in the 2008 GRC and would be treated like existing storage assets, providing additional earnings through the resulting increase in rate base. The agreement also provides that the annual net revenues (revenues less allocated embedded cost) from the unbundled storage and system operator hub services programs be split between ratepayers and shareholders on a graduated basis. The first $15 million of net revenue would be shared 90/10 (ratepayer/shareholder), the next $15 million shared 75/25, and all additional net revenues shared 50/50, up to a total annual shareholder cap of $20 million (pretax). The prior mechanism provided a 50/50 split of the net revenues (2007 and prior).

Advanced Metering Infrastructure

In April 2007, the CPUC approved SDG&E's request to install advanced meters with integrated two-way communications functionality, providing for remote disconnect and a home area network for all customers. SDG&E estimates expenditures for this project of $572 million (including approximately $500 million in capital investment), which involves the replacement of 1.4 million electric meters and 900,000 natural gas meters throughout SDG&E’s service territory. Based on the evaluation of an initial installation of 4,500 meters, SDG&E plans to begin full-scale deployment in February 2009, with completion by the end of 2011.

In September 2008, SoCalGas filed an application with the CPUC for approval to upgrade approximately six million natural gas meters with an advanced metering system at an estimated cost of $1.1 billion (including approximately $900 million in capital investment). The company has requested a CPUC decision by mid-2009. If timely approved, installation of the meters is expected to begin in 2011 and continue through 2015.

Natural Gas Market OIR

The CPUC considered natural gas market issues, including market design and infrastructure requirements, as part of its Natural Gas Market Order Instituting Rulemaking (OIR). A final decision in Phase II of this proceeding was issued in September 2006, reaffirming the adequacy of the capacity of the SoCalGas and SDG&E systems to meet then-current and forecasted demand. Among other things, this decision established revised natural gas quality standards that apply to all natural gas supplies entering the SoCalGas and SDG&E systems, including new supplies of regasified liquefied natural gas. The South Coast Air Quality Management District and the City of San Diego (jointly with Ratepayers for Affordable Clean Energy) filed petitions for review in the California Court of Appeal and the California Supreme Court challenging the CPUC's September 2006 decision and contending that the CPUC was required to prepare an environmental impact statement under the California Environmental Quality Act evaluating the environmental impacts that might result from the changes in natural gas quality standards approved by the CPUC. In November 2007, the Court of Appeal determined that the California Supreme Court had exclusive jurisdiction over the petitions for review. In July 2008, the California Supreme Court denied the petitions for review, thereby affirming the CPUC’s decision in all respects.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At September 30, 2008, the company's reserves related to unresolved litigation matters were $40 million. Litigation reserves related to Sempra Commodities were assumed by RBS Sempra Commodities, however, the company has indemnified RBS should the liabilities from the final resolution of these matters be greater than the reserves. The uncertainties that exist in complex legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving legal matters. Accordingly, actual costs incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

DWR Contract

In February 2002, the California Energy Oversight Board (CEOB) and the CPUC filed challenges at the Federal Energy Regulatory Commission (FERC) to the Department of Water Resources' (DWR) contracts with Sempra Generation and other power suppliers. After the FERC upheld the contracts in 2003, the CEOB and CPUC appealed to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals), challenging the FERC's application of the Mobile-Sierra doctrine's "public interest" standard of review to the contracts without having first determined that the contracts met a more rigorous "just and reasonable" standard of review. In June 2008, the United States Supreme Court (Supreme Court) ruled that the FERC was correct to apply the Mobile-Sierra doctrine (which presumes that contract rates are just and reasonable) absent a demonstration that one of the contracting parties' unlawful manipulation of the market directly affected the rates. The Supreme Court ruled that the FERC should clarify its findings on this issue and consider whether the contract rates seriously harm the public interest.

At various times since the contract's inception, Sempra Generation and the DWR have also had disputes regarding the meaning of terms and performance of their agreement under which Sempra Generation sells electricity to the DWR. In 2002, in a state civil action, the DWR sought to void its contract with Sempra Generation, seeking damages, injunctive and declaratory relief and $100 million in punitive damages. The DWR claims that Sempra Generation misrepresented its intention and ability to construct a temporary phase of one power project and, alternatively, breached its contract by failure to construct and deliver power from that phase. In June 2005, the California Court of Appeal reversed a previous summary judgment in favor of Sempra Generation, concluding that the contract language was ambiguous and presented triable issues of material fact that must be addressed by further evidence and proceedings. The case was sent back to the trial court. In January 2007, the DWR added additional claims for fraud and breach of contract. In June 2008, the California Court of Appeal upheld the trial court's denial of Sempra Generation's motion to compel the DWR to arbitrate its new claims. The case was returned to the San Diego Superior Court for further proceedings. The case is now scheduled for a jury trial in May 2009.

The DWR commenced an additional arbitration against Sempra Generation in February 2006, relating to the manner in which Sempra Generation schedules its Mexicali plant. The DWR seeks $100 million in damages and an order terminating the contract. In July 2007, the arbitration panel issued an order finding that the DWR's claims were subject to the FERC's exclusive jurisdiction. However, in November 2007, the FERC ruled that it does not have exclusive jurisdiction to determine the claims alleged by the DWR. Sempra Generation's request that the FERC rehear or clarify this ruling was denied. Arbitration hearings are scheduled for November 2008.

In September 2008, the DWR initiated another arbitration proceeding against Sempra Generation, alleging that the company has breached the parties’ agreement in various operational respects, and has violated the order issued by the first arbitration panel relating to the amount refunded to the DWR and the manner in which Sempra Generation operates. The DWR seeks $60 million in damages and an order terminating the contract.

Natural Gas Cases

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to total more than $150 million (before trebling). The lawsuit claims that the defendants conspired to manipulate and inflate the prices that Nevada Power had to pay for its natural gas by preventing the construction of natural gas pipelines to serve Nevada and other Western states, and reporting artificially inflated prices to trade publications. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve the claims. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the case to the District Court for further proceedings.

Five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies are pending in the U.S. District Court in Nevada. Plaintiffs claim that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into deceptive transactions such as wash trades and churning transactions. Four of the cases also include conspiracy allegations similar to those made in the Continental Forge litigation discussed below. The court dismissed four of these actions in 2005, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the cases to the District Court for further proceedings.

FERC Refund Proceedings

The FERC is investigating prices charged to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets by various electric suppliers. In December 2002, a FERC Administrative Law Judge (ALJ) issued preliminary findings indicating that the PX and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different benchmark of natural gas prices. This change would increase the refund obligations from $1.8 billion to more than $3 billion for the same time period.

Various parties appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain short-term bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC had erred in not considering other remedies, such as disgorgement of profits, for tariff violations that are alleged to have occurred prior to October 2, 2000. The Ninth Circuit Court of Appeals returned the matter to the FERC for further proceedings. In November 2007, Sempra Commodities and other entities filed requests for rehearing of the Ninth Circuit Court of Appeals’ August 2006 decision.

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

RBS Sempra Commodities has reserves for its estimated refund liability that reflect its estimate of the effect of the FERC's revision of the benchmark prices it will use to calculate refunds and other refund-related developments. Pursuant to the agreements related to the formation of RBS Sempra Commodities, the company has indemnified RBS related to these proceedings should the liability from the final resolution be greater than the reserves.

In a separate complaint filed with the FERC in 2002, the California Attorney General challenged the FERC's authority to establish a market-based rate system. The complaint further contended that, even if such a system were valid, electricity sellers had failed to comply with the FERC's quarterly reporting requirements. The Attorney General requested that the FERC order refunds from suppliers. The FERC dismissed the complaint and instead ordered sellers to restate their reports. After an appeal by the California Attorney General, the Ninth Circuit Court of Appeals upheld the FERC's authority to establish a market-based rate system, but ordered the case returned to the FERC for further proceedings. The Ninth Circuit Court of Appeals stated that failure to file transaction-specific quarterly reports gave the FERC authority to order refunds with respect to jurisdictional sellers. The Supreme Court has declined further review of the Ninth Circuit Court of Appeals' order. On remand, it is possible that the FERC could order refunds or disgorgement of profits for periods in addition to those covered by its prior refund orders, which would substantially increase the refunds that ultimately may be required to be paid by Sempra Commodities and other power suppliers.

FERC Manipulation Investigation

The FERC is separately investigating whether there was manipulation of short-term energy markets in the western United States that would constitute violations of applicable tariffs and warrant disgorgement of associated profits. In this proceeding, the FERC's authority is not limited to the periods relevant to the refund proceeding. In May 2002, the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in various specific trading activities in violation of the PX and ISO tariffs.

In June 2003, the FERC ordered a number of entities, including Sempra Commodities, to show cause why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. In October 2003, Sempra Commodities agreed to pay $7.2 million in full resolution of these investigations. That liability was recorded as of December 31, 2003. The Sempra Commodities settlement was approved by the FERC in August 2004.

Certain California parties have sought rehearing on this order and the FERC has not yet responded.

SDG&E October 2007 Wildfire Litigation

In October 2007, San Diego County experienced catastrophic wildfires. In July 2008, the California Department of Forestry and Fire Protection (Cal Fire) issued investigation reports stating that two fires (the Witch and Rice fires) were SDG&E "power line caused" and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications' fiber optic cable came into contact with an SDG&E power line "causing an arc and starting the fire." Cal Fire states that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties. The reports indicate that the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulted in two fatalities, injured approximately 40 firefighters and destroyed approximately 1,141 homes. Cal Fire is still investigating the perimeters of these two fires to determine the damages associated with each fire. In September 2008, the Consumer Protection and Safety Division of the CPUC issued a staff investigative report reaching substantially the same conclusions as the Cal Fire reports. However, the staff report also opines that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained as required by commission rules and recommends that the commission order an investigation to examine the extent to which SDG&E and Cox Communications violated commission rules.

Numerous lawsuits have been filed in San Diego County Superior Court against SDG&E seeking compensation in unspecified amounts for fire-related damages and, in several cases, punitive damages. A number of the lawsuits seek designation as a class action and many of them name Sempra Energy as an additional defendant. The lawsuits assert liability for inverse condemnation, negligence and other causes of action, and also allege that SDG&E improperly designed and maintained its power lines and failed to adequately clear adjacent vegetation. In asserting inverse condemnation claims, the plaintiffs seek to impose strict liability on SDG&E based on its status as a public utility having the power of eminent domain. A lawsuit filed by the City of San Diego seeks recovery for property damage, workers’ compensation benefits for its employees, and fire suppression costs. The company has approximately $1 billion of liability insurance coverage and has notified its insurers of the lawsuits.

Other Litigation

Sempra Energy and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs claiming that various emissions resulted in cancer or fear of cancer. Sempra Energy has submitted the case to its insurers, who have reserved their rights with respect to coverage. In November 2006, the court granted the defendants' summary judgment motions based on lack of medical causation for the 12 initial plaintiffs scheduled to go to trial first. The court also granted Sempra Energy's separate summary judgment motion on punitive damages. The court has stayed the case as to the remaining plaintiffs pending the appeal of the rulings.

In 1998, Sempra Energy and the Sempra Utilities converted their traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. In July 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. Plaintiffs appealed to the Ninth Circuit Court of Appeals and, in August 2008, the court affirmed the dismissal of three of the four causes of action and reversed the District Court’s dismissal of the remaining cause of action. Plaintiffs have petitioned the Ninth Circuit Court of Appeals for a rehearing of two of the three affirmed cause of action dismissals. Briefs have been filed on the petition.

Resolved Matters

The company has accrued liabilities for resolved matters of $403 million, including $396 million for settlements related to certain litigation arising out of the 2000 - 2001 California energy crisis.

The litigation that is the subject of these settlements and accrued liabilities is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The terms of these settlements were reported previously. In July 2008, the California Attorney General and the DWR dismissed their appeal of the final order, and the settlements became final in August 2008. The reserves recorded for the settlements in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract.

In November 2006, the U.S. District Court in San Diego dismissed a lawsuit filed by the California Attorney General in November 2005 against Sempra Commodities alleging illegal market-gaming activities during the California energy crisis and claiming unspecified civil penalties and damages. The Ninth Circuit Court of Appeals affirmed the dismissal in September 2008.

Nuclear Insurance

SDG&E and the other owners of the San Onofre Nuclear Generating Station (SONGS) have insurance to respond to nuclear liability claims related to SONGS. The insurance provides coverage of $300 million, the maximum amount available, and includes coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $12.2 billion of secondary financial protection. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss that exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed to provide the secondary financial protection. SDG&E's total share would be up to $47 million, subject to an annual maximum assessment of $7 million, unless a default were to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

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

NOTE 9. SEGMENT INFORMATION

The company is a holding company whose subsidiaries are primarily engaged in the energy business. It has five separately managed reportable segments (SoCalGas, SDG&E, Sempra Commodities, Sempra Generation and Sempra Pipelines & Storage), which are described in the Annual Report. The Sempra Commodities segment includes the operating results of Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline. The “all other” amounts consist primarily of parent organizations and Sempra LNG. Additional information regarding Sempra Commodities is provided in Note 3.

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

	Three months ended September 30,				Nine months ended September 30,
(Dollars in millions)	2008		2007		2008		2007
OPERATING REVENUES
SoCalGas	$1,077	40%	$819	31%	$3,776	44%	$3,168	38%
SDG&E	949	35	716	27	2,449	29	2,084	25
Sempra Commodities	13	--	679	25	486	6	1,901	23
Sempra Generation	498	18	390	15	1,426	17	1,064	13
Sempra Pipelines & Storage	127	5	81	3	338	4	242	3
All other	49	2	--	--	44	--	(11)	--
Adjustments and eliminations	(8)	--	(1)	--	(20)	--	(63)	(1)
Intersegment revenues	(13)	--	(21)	(1)	(34)	--	(57)	(1)
Total	$2,692	100%	$2,663	100%	$8,465	100%	$8,328	100%
INTEREST EXPENSE
SoCalGas	$14		$18		$44		$53
SDG&E	24		24		73		71
Sempra Commodities	3		18		19		35
Sempra Generation	4		4		12		11
Sempra Pipelines & Storage	4		4		10		12
All other	43		49		91		158
Intercompany eliminations	(25)		(49)		(84)		(136)
Total	$67		$68		$165		$204
INTEREST INCOME
SoCalGas	$2		$8		$9		$22
SDG&E	1		2		5		4
Sempra Commodities	--		4		7		19
Sempra Generation	2		6		6		22
Sempra Pipelines & Storage	6		3		14		11
All other	26		38		79		120
Intercompany eliminations	(25)		(49)		(84)		(136)
Total	$12		$12		$36		$62
DEPRECIATION AND AMORTIZATION
SoCalGas	$67	41%	$71	41%	$209	41%	$210	41%
SDG&E	68	42	75	43	223	44	225	44
Sempra Commodities	--	--	6	3	6	1	19	3
Sempra Generation	14	9	16	9	42	8	41	8
Sempra Pipelines & Storage	5	3	3	2	10	2	9	2
All other	8	5	3	2	18	4	10	2
Total	$162	100%	$174	100%	$508	100%	$514	100%
INCOME TAX EXPENSE (BENEFIT)
SoCalGas	$41		$44		$117		$122
SDG&E	54		28		121		101
Sempra Commodities	(1)		66		132		156
Sempra Generation	46		32		98		76
Sempra Pipelines & Storage	5		1		20		(2)
All other	(51)		(36)		(65)		(112)
Total	$94		$135		$423		$341
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Commodities	$(4)		$--		$142		$--
Sempra Generation	8		7		10		6
Sempra Pipelines & Storage	10		(2)		30		(5)
All other	(4)		(4)		(11)		(12)
Total	$10		$1		$171		$(11)

Earnings recorded net of tax:
Sempra Pipelines & Storage	$18		$19		$54		$46
Sempra Commodities	--		--		3		40
Total	$18		$19		$57		$86

	Three months ended September 30,				Nine months ended September 30,
(Dollars in millions)	2008		2007		2008		2007
NET INCOME
SoCalGas*	$77	25%	$63	21%	$190	24%	$172	21%
SDG&E*	123	40	123	40	258	32	236	29
Sempra Commodities**	(8)	(3)	87	28	181	23	313	39
Sempra Generation	94	31	58	19	162	20	122	15
Sempra Pipelines & Storage	34	11	17	6	84	11	50	6
Discontinued operations	--	--	(25)	(8)	--	--	(27)	(3)
All other	(12)	(4)	(18)	(6)	(81)	(10)	(56)	(7)
Total	$308	100%	$305	100%	$794	100%	$810	100%
*		After preferred dividends.
**

Includes the company's portion of RBS Sempra Commodities' joint venture earnings since the formation of the joint venture on April 1, 2008, and 100% of the commodities' marketing businesses prior to April 1, 2008. Also includes the operating results of Sempra Rockies Marketing, as well as interest, income taxes, cost allocations and other items associated with the joint venture.

	Nine months ended September 30,
(Dollars in millions)	2008		2007
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SoCalGas	$350	23%	$300	22%
SDG&E	638	41	479	35
Sempra Commodities	21	1	31	2
Sempra Generation	15	1	8	1
Sempra Pipelines & Storage	195	13	180	13
All other	322	21	359	27
Total	$1,541	100%	$1,357	100%

(Dollars in millions)	September 30, 2008		December 31, 2007***
ASSETS
SoCalGas	$6,366	26%	$6,406	22%
SDG&E	8,770	37	8,499	30
Sempra Commodities	1,915	8	8,620	30
Sempra Generation	1,807	8	1,759	6
Sempra Pipelines & Storage	2,918	12	2,287	8
All other	3,058	13	2,182	8
Intersegment receivables	(985)	(4)	(1,036)	(4)
Total	$23,849	100%	$28,717	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Commodities	$1,912		$32
Sempra Generation	206		205
Sempra Pipelines & Storage	864		776
All other	35		46
Total	$3,017		$1,059
***	Adjusted to reflect the adoption of FASB Staff position FIN 39-1.

NOTE 10. SUBSEQUENT EVENT

On October 1, 2008, the company completed the acquisition of EnergySouth, Inc. (EnergySouth), an energy services holding company based in Mobile, Alabama, for $511 million in cash and the assumption of debt. Through EnergySouth Midstream, EnergySouth owns and operates natural gas underground storage and related pipeline facilities in Alabama and Mississippi. Through Mobile Gas Service Corporation, EnergySouth distributes natural gas to approximately 93,000 customers in Southwest Alabama.

Summarized balance sheet information for EnergySouth as of September 30, 2008 is as follows (in millions):

Unaudited
Total assets	$710
Total liabilities	$493

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the company's 2007 Annual Report on Form 10-K (Annual Report), and "Risk Factors" contained in the company's 2007 Annual Report and Part II of this Form 10-Q.

OVERVIEW

Sempra Energy

Sempra Energy is a Fortune 500 energy services holding company. Its business units provide electric, natural gas and other energy products and services to their customers. Operations are divided into the Sempra Utilities and Sempra Global. The Sempra Utilities are Southern California Gas Company (SoCalGas) and San Diego Gas & Electric Company (SDG&E), which serve consumers from California's Central Valley to the Mexican border. Sempra Global is a holding company for most of the subsidiaries and investments of Sempra Energy that are not subject to California utility regulation. Sempra Global's principal subsidiaries and holdings provide the following energy-related products and services:

•

Sempra Commodities holds the company's investment in RBS Sempra Commodities LLP (RBS Sempra Commodities), a joint-venture partnership with The Royal Bank of Scotland (RBS). The partnership was formed on April 1, 2008 from the company's commodity-marketing businesses previously reported in this segment. The partnership's commodity trading businesses serve customers in natural gas, natural gas liquids, power, petroleum and petroleum products, coal, emissions, ethanol and base metals. Further discussion is provided in Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements herein. Sempra Commodities also includes the operating results of Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

•

Sempra Generation develops, owns and operates electric generation facilities.

•

Sempra LNG develops, owns and operates receipt terminals for the importation of liquefied natural gas (LNG), and has supply and marketing agreements to provide natural gas.

•

Sempra Pipelines & Storage develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities in the United States and Mexico, and in companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. The company is currently pursuing the sale of its interests in the Argentine utilities, as discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. On October 1, 2008, the company acquired EnergySouth, Inc. (EnergySouth), as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements herein. EnergySouth will be included in the Sempra Pipelines & Storage segment.

RESULTS OF OPERATIONS

Net income decreased by $16 million (2%) to $794 million for the nine months ended September 30, 2008, but increased by $3 million (1%) to $308 million for the three months ended September 30, 2008, compared to the corresponding periods of 2007. The decrease in the nine-month period was primarily due to reduced earnings at Sempra Commodities and higher net losses at Parent and Other and Sempra LNG, partially offset by improved results at the Sempra Utilities, Sempra Generation and Sempra Pipelines & Storage. The increase in net income in the three-month period resulted from improved earnings at SoCalGas and the Sempra Global business units, with the exception of Sempra Commodities. Results for 2007 included losses from discontinued operations of $27 million and $25 million for the nine-month and three-month periods, respectively. Additional information is provided in "Business Unit Results" below.

Net Income (Loss) by Business Unit

	Nine months ended September 30,
(Dollars in millions)	2008		2007
Sempra Utilities:
Southern California Gas Company *	$190	24%	$172	21%
San Diego Gas & Electric Company *	258	32	236	29
Total Sempra Utilities	448	56	408	50

Sempra Global:
Sempra Commodities **	181	23	313	39
Sempra Generation	162	20	122	15
Sempra Pipelines & Storage	84	11	50	6
Sempra LNG	(33)	(4)	(27)	(3)
Total Sempra Global	394	50	458	57

Parent and other ***	(48)	(6)	(29)	(4)
Income from continuing operations	794	100	837	103
Discontinued operations, net of income tax	--	--	(27)	(3)
Net income	$794	100%	$810	100%

	Three months ended September 30,
(Dollars in millions)	2008		2007
Sempra Utilities:
Southern California Gas Company *	$77	25%	$63	21%
San Diego Gas & Electric Company *	123	40	123	40
Total Sempra Utilities	200	65	186	61

Sempra Global:
Sempra Commodities **	(8)	(3)	87	28
Sempra Generation	94	31	58	19
Sempra Pipelines & Storage	34	11	17	6
Sempra LNG	4	1	(4)	(1)
Total Sempra Global	124	40	158	52

Parent and other ***	(16)	(5)	(14)	(5)
Income from continuing operations	308	100	330	108
Discontinued operations, net of income tax	--	--	(25)	(8)
Net income	$308	100%	$305	100%
*	After preferred dividends.
**

Includes the company's portion of RBS Sempra Commodities' joint venture earnings since the formation of the joint venture on April 1, 2008, and 100% of the commodities' marketing businesses prior to April 1, 2008. Also includes the operating results of Sempra Rockies Marketing, as well as interest, income taxes, cost allocations and other items associated with the joint venture.

***

Includes after-tax interest expense ($50 million and $61 million for the nine months ended September 30, 2008 and 2007, respectively, and $24 million and $20 million for the three months ended September 30, 2008 and 2007, respectively), intercompany eliminations recorded in consolidation and certain corporate costs incurred at Sempra Global.

Sempra Utilities Revenues and Cost of Sales

During the three months and nine months ended September 30, 2008, natural gas revenues and the cost of natural gas increased compared to the corresponding periods in 2007, primarily as a result of higher natural gas prices and volumes. Electric revenues increased for the three months and nine months ended September 30, 2008 compared to the corresponding periods in 2007 primarily due to higher cost of electric fuel and purchased power and higher volumes, authorized revenues and refundable costs. Electric revenues for the three months ended September 30, 2008 also included a favorable adjustment from the retroactive application of the 2008 General Rate Case (GRC) decision for the period of January 1 through June 30, 2008.

Since the final decision in the 2008 GRC was not issued by the California Public Utilities Commission (CPUC) by June 30, 2008, revenues for the first six months of 2008 associated with CPUC-regulated operations were based on the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision. An adjustment was made at both utilities in the third quarter of 2008 to reflect the authorized revenue established in the 2008 GRC for the period of January 1 through June 30, 2008. Further discussion is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

Although the current regulatory framework provides that the cost of natural gas purchased for core customers be passed through to the customers on a substantially concurrent basis, SoCalGas' Gas Cost Incentive Mechanism (GCIM) and SDG&E's natural gas procurement Performance-Based Regulation (PBR) mechanism, which was in effect through March 31, 2008, allow them to share in the savings or costs from buying natural gas for their customers below or above market-based monthly benchmarks. The mechanisms permit full recovery of commodity procurement costs within a tolerance band around the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. Further discussion is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the Sempra Utilities' natural gas and electric volumes and revenues by customer class for the nine-month periods ended September 30.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2008:
Residential	199	$2,662	1	$3	200	$2,665
Commercial and industrial	89	1,066	213	137	302	1,203
Electric generation plants	--	--	218	80	218	80
Wholesale	--	--	13	5	13	5
	288	$3,728	445	$225	733	3,953
Balancing accounts and other						344
Total						$4,297
2007:
Residential	198	$2,234	1	$3	199	$2,237
Commercial and industrial	92	856	207	155	299	1,011
Electric generation plants	--	--	199	85	199	85
Wholesale	--	--	14	6	14	6
	290	$3,090	421	$249	711	3,339
Balancing accounts and other						261
Total						$3,600

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2008		2007
	Volumes	Revenue	Volumes	Revenue
Residential	5,782	$700	5,678	$755
Commercial	5,399	610	5,391	659
Industrial	1,752	151	1,699	175
Direct access	2,296	72	2,401	88
Street and highway lighting	79	8	79	9
	15,308	1,541	15,248	1,686
Balancing accounts and other		352		(92)
Total		$1,893		$1,594

Although commodity costs associated with long-term contracts allocated to SDG&E from the California Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Sempra Global and Parent Revenues

Sempra Global and Parent revenues decreased by $859 million (27%) in the nine months ended September 30, 2008 to $2.3 billion, and by $469 million (41%) in the three months ended September 30, 2008 to $679 million. The decrease in the nine months included $1.4 billion lower revenues from Sempra Commodities. Revenues for the nine months ended September 30, 2008 and 2007 included $486 million and $1.9 billion, respectively, for Sempra Commodities. These revenues were primarily for periods prior to the formation of RBS Sempra Commodities. The decrease was partially offset by $362 million higher revenues at Sempra Generation, primarily due to increased power sales and favorable mark-to-market activity on natural gas and power contracts, $96 million higher revenues at Sempra Pipelines & Storage, primarily from Mexican pipeline operations, and $55 million higher revenues at Sempra LNG, primarily from the commencement of commercial operations at its Energía Costa Azul LNG receipt terminal in May 2008.

The three months ended September 30, 2008 and 2007 included $13 million and $679 million, respectively, for Sempra Commodities. This decrease was partially offset by higher revenues at Sempra Generation, Sempra Pipelines & Storage and Sempra LNG, as for the nine-month period.

Sempra Global and Parent Cost of Natural Gas, Electric Fuel and Purchased Power

Sempra Global and Parent cost of natural gas, electric fuel and purchased power increased by $408 million (43%) in the nine months ended September 30, 2008 to $1.4 billion, and by $100 million (30%) in the three months ended September 30, 2008 to $431 million. The increases were primarily associated with the higher revenues at Sempra Generation, Sempra Pipelines & Storage and Sempra LNG.

Sempra Global and Parent Other Cost of Sales

Sempra Global and Parent other cost of sales for the nine months ended September 30, 2008 and 2007 included $165 million and $796 million, respectively, for Sempra Commodities. This other cost of sales was primarily for periods prior to the formation of RBS Sempra Commodities. The three months ended September 30, 2008 and 2007 included $12 million and $256 million, respectively, for Sempra Commodities.

Gains on Sale of Assets

The gains in the nine months ended September 30, 2008 include $109 million related to the RBS Sempra Commodities transaction as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Operation and Maintenance

Operation and maintenance expenses decreased by $324 million (15%) in the nine months ended September 30, 2008 to $1.8 billion, and by $194 million (26%) in the three months ended September 30, 2008 to $564 million. The nine months ended September 30, 2008 and 2007 included $243 million and $640 million, respectively, for Sempra Commodities. These operation and maintenance expenses were primarily for periods prior to the formation of RBS Sempra Commodities. The three months ended September 30, 2008 and 2007 included $3 million and $249 million, respectively, for Sempra Commodities. Excluding amounts for Sempra Commodities, operation and maintenance expenses increased $52 million and $73 million for the three-month and nine-month periods ended September 30, 2008, respectively. The increases, primarily at SDG&E, were due to higher refundable costs and litigation expense.

Equity Earnings - RBS Sempra Commodities LLP

Earnings (losses) from the company's investment in the newly-formed RBS Sempra Commodities were $(4) million and $142 million in the three months and nine months ended September 30, 2008, respectively. Additional information is provided in the Sempra Commodities discussion in "Business Unit Results" below.

Equity Earnings (Losses) - Other

Equity earnings from other investments recorded before taxes increased by $40 million (364%) in the nine months ended September 30, 2008 to $29 million, and by $13 million in the three months ended September 30, 2008 to $14 million. The increases were primarily due to the start of operations of Rockies Express-West in the first quarter of 2008.

Other Income (Expense), Net

Other income, net, decreased by $49 million (68%) in the nine months ended September 30, 2008 to $23 million. In the three months ended September 30, 2008, other expense, net, was $13 million compared to other income, net, of $4 million in the three months ended September 30, 2007. The decrease in the nine months ended September 30, 2008 was primarily attributable to a $23 million gain from interest-rate swaps in 2007, $23 million higher losses from investments related to the company's executive retirement and deferred compensation plans in 2008, $13 million in Mexican peso exchange losses in 2008 and $8 million lower earnings from the sale of tax credits at Sempra Financial. The decreases were offset by a $16 million cash payment received for the early termination of a capacity agreement for the Cameron LNG receipt terminal in 2008.

The decrease in the three-month period ended September 30, 2008 was primarily attributable to the $13 million in Mexican peso exchange losses, $11 million higher losses from investments related to the company's executive retirement and deferred compensation plans in 2008, offset by a $7 million net loss from interest-rate swaps in 2007.

Interest Income

Interest income decreased by $26 million (42%) in the nine months ended September 30, 2008 to $36 million. The decrease was primarily attributable to lower average short-term investment balances in 2008. Short-term investment balances were higher in 2007 due to asset sales in 2006.

Interest Expense

Interest expense decreased by $39 million (19%) in the nine months ended September 30, 2008 to $165 million, but was comparable for the quarter-to-quarter period. The decrease in the nine months was due to the effect of the repayment of long-term debt in 2007 and lower interest rates, partially offset by higher interest expense primarily from long-term debt issued in September 2007 and June 2008. In addition, the nine months ended September 30, 2008 included $18 million reduced interest expense related to energy crisis litigation reserves.

Income Taxes

Income tax expense was $423 million and $341 million for the nine months ended September 30, 2008 and 2007, respectively, and the effective income tax rates were 36 percent and 31 percent, respectively. Income tax expense was $94 million and $135 million for the three months ended September 30, 2008 and 2007, respectively, and the effective income tax rates were 24 percent and 30 percent, respectively.

The increase in income tax expense for the nine months ended September 30, 2008 was due to higher pretax earnings and a higher effective income tax rate. The increase in the 2008 effective income tax rate was due primarily to the phase-out of synthetic fuels credits in 2007 and higher income tax expense related to Mexican currency translation and inflation adjustments, offset partially by higher favorable resolution of prior years' income tax issues.

The decrease in income tax expense for the three months ended September 30, 2008 was due primarily to lower pretax earnings and a lower effective income tax rate. The decrease in the effective income tax rate was due primarily to higher favorable resolution of prior years' income tax issues.

Equity Earnings, Net of Income Tax

Equity earnings, net of income tax, decreased by $29 million (34%) in the nine months ended September 30, 2008 to $57 million. The decrease for the nine-month period was primarily due to an after-tax gain of $30 million in 2007 at Sempra Commodities from the sale of investments. Equity earnings for the three months ended September 30, 2008 were comparable to the corresponding period in 2007.

Net Income

Variations in net income are discussed below in "Business Unit Results."

Business Unit Results

Southern California Gas Company

Net income for SoCalGas increased by $18 million (10%) in the nine months ended September 30, 2008 to $190 million and by $14 million (22%) in the three months ended September 30, 2008 to $77 million. The increase in the nine months was primarily attributable to $11 million in higher authorized margin in 2008, net of higher operating expenses, associated with CPUC-regulated operations, $6 million in higher regulatory awards ($7 million in 2008 compared to $1 million in 2007) and $5 million as a result of a lower effective tax rate (excluding the effect of the resolution of prior years' income tax matters), offset by $12 million lower earnings from non-core natural gas storage in accordance with the Omnibus Gas Settlements, as discussed in Note 7 of the Notes to Condensed Consolidated Financial Statements herein and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. In addition to these factors, the comparative nine-month results were favorably impacted by $7 million from the favorable resolution of a regulatory matter in 2008 and $5 million from the higher favorable resolution of prior years' income tax issues ($4 million favorable in 2008 compared to $1 million unfavorable in 2007), partially offset by $5 million higher expense in 2008 for potential uncollectible customer receivables.

The increase in the three months ended September 30, 2008 included a benefit of $3 million as a result of a lower effective income tax rate (excluding the effect of the resolution of prior years' income tax issues), offset by $4 million in lower earnings from non-core natural gas storage. In addition to these factors, the three-month comparative net income was favorably impacted by $7 million from the favorable resolution of a regulatory matter in 2008, $7 million retroactive impact of the 2008 GRC decision for January 1 through June 30, 2008, and a $5 million increase from the favorable resolution of prior years' income tax issues ($4 million favorable in 2008 compared to $1 million unfavorable in 2007), partially offset by $4 million higher expense in 2008 associated with potential uncollectible customer receivables.

San Diego Gas & Electric Company

Net income increased by $22 million (9%) in the nine months ended September 30, 2008 to $258 million but remained consistent for the quarter-to-quarter periods at $123 million. The increase in the nine months ended September 30, 2008 was primarily attributable to $46 million due to higher authorized margin in 2008, net of higher operating costs, associated with CPUC-regulated operations and $4 million from higher electric transmission margin. In addition to these positive factors, the comparative nine-month results were adversely impacted by $19 million of lower favorable resolution of regulatory matters ($7 million in 2008 compared to $26 million in 2007) and a $16 million higher increase in litigation reserves ($22 million in 2008 compared to $6 million in 2007). Net income also included $19 million and $17 million for the nine-month periods ended September 30, 2008 and 2007, respectively, from the favorable resolution of prior year's income tax issues.

Although net income for the three-month period in 2008 was comparable to the 2007 period, it included $17 million higher CPUC-authorized margin, net of higher operating costs, and $2 million from higher electric transmission margin. Offsetting these positive items for the comparative three-month results were $26 million from the favorable resolution of a regulatory matter in 2007, $16 million due to a higher increase in litigation reserves ($17 million in 2008 compared to $1 million in 2007) and $8 million lower favorable resolution of prior years' income tax issues ($12 million in 2008 compared to $20 million in 2007). The three-month 2008 results also included $33 million for the retroactive impact of the 2008 GRC decision for January 1 through June 30, 2008.

Sempra Commodities

Net income for Sempra Commodities decreased by $132 million (42%) in the nine months ended September 30, 2008 to $181 million and by $95 million (109%) in the three months ended September 30, 2008 to a net loss of $8 million. Recorded results for the second and third quarters of 2008 primarily represent the company's equity earnings from RBS Sempra Commodities, formed on April 1, 2008, and other items discussed below. Recorded results for 2007 and the first quarter of 2008 represent 100% of this business' earnings until the formation of the partnership.

The results for the three months and nine months ended September 30, 2008 included $3 million loss and $90 million income, respectively, in equity earnings from RBS Sempra Commodities. The nine-month period in 2008 included a $67 million gain on the transaction with RBS, partially offset by expenses of $36 million, primarily charges for litigation and unfavorable effects from prior years' income tax issues. RBS Sempra Commodities' loss in the third quarter of 2008 was primarily a result of losses in the U.S. power markets, which were related to declining prices and reduced liquidity associated with fewer market participants. The joint venture's other product lines all generated positive earnings for the quarter, however, they were also adversely impacted by declining prices and reduced market liquidity.

Sempra Generation

Sempra Generation's net income increased by $40 million (33%) in the nine months ended September 30, 2008 to $162 million, and by $36 million (62%) in the three months ended September 30, 2008 to $94 million. The increase for the nine months ended September 30, 2008 was due to $22 million higher earnings primarily due to plant scheduled major maintenance and associated down time in 2007, $16 million higher earnings from favorable prices and merchant sales activities, and a favorable change of $10 million in mark-to-market earnings on long-term forward contracts with RBS Sempra Commodities and other counterparties, partially offset by $9 million of lower net interest income.

The increase for the three months ended September 30, 2008 was primarily due to a favorable change of $25 million in mark-to-market earnings on long-term forward contracts with RBS Sempra Commodities and other counterparties and $8 million lower income tax expense as a result of Sempra Generation's solar investments.

Sempra Pipelines & Storage

Net income for Sempra Pipelines & Storage increased by $34 million (68%) in the nine months ended September 30, 2008 to $84 million, and by $17 million (100%) in the three months ended September 30, 2008 to $34 million. The increase for the nine months ended September 30, 2008 was primarily due to $21 million from Rockies Express-West, which began operations in the first quarter of 2008, $7 million of higher earnings primarily from the commencement of LNG-related pipeline operations in Mexico in the second quarter of 2008, and $7 million from improved operations and $5 million from favorable foreign currency exchange-rate effects from its investments in Chile and Peru, partially offset by $7 million higher taxes related to foreign income.

The increase for the three months ended September 30, 2008 was primarily due to $8 million from the commencement of LNG-related pipeline operations in Mexico, $7 million from Rockies Express-West, and $2 million from improved operations and $1 million from favorable foreign currency exchange-rate effects from its investments in Chile and Peru.

Sempra LNG

The net loss for Sempra LNG increased by $6 million (22%) in the nine months ended September 30, 2008 to $33 million. For the three months ended September 30, 2008, earnings improved to a net income of $4 million compared to a net loss of $4 million for the corresponding period in 2007. The increased loss in the nine months ended September 30, 2008 was primarily due to $16 million of higher income tax expense related to Mexican currency translation and inflation adjustments, partially offset by a $10 million after-tax cash payment received for the early termination of a capacity agreement with Merrill Lynch Commodities Inc. for the Cameron LNG receipt terminal. In May 2008, Sempra LNG began earning capacity revenues for Energía Costa Azul.

The increase in net income in the three months ended September 30, 2008 was primarily due to $14 million of increased mark-to-market gain related to the natural gas marketing agreement with

RBS Sempra Commodities, partially offset by $2 million of higher income tax expense related to Mexican currency translation and inflation adjustments.

Parent and Other

The net loss for Parent and Other increased by $19 million (66%) in the nine months ended September 30, 2008 to $48 million, and by $2 million (14%) in the three months ended September 30, 2008 to $16 million. The increase in net loss for the nine months ended September 30, 2008 was primarily attributable to $18 million higher investment and Mexican peso exchange losses, a $14 million gain from an interest-rate swap in 2007 and $8 million of higher income tax expense related to Mexican currency translation and inflation adjustments, partially offset by $14 million higher favorable resolution of prior years' income tax issues and $10 million lower interest expense in 2008 related to litigation reserves. The change for the three months ended September 30, 2008 was primarily attributable to $16 million in investment and Mexican peso exchange losses in 2008, partially offset by $13 million higher favorable resolution of prior years' income tax issues.

CAPITAL RESOURCES AND LIQUIDITY

The company expects its cash flows from operations to provide for dividends and a substantial portion of the funding of the company’s capital expenditures. The company’s expansion also requires the issuance of debt securities from time to time. On October 1, 2008, the company completed the acquisition of EnergySouth, Inc. (EnergySouth) for $511 million in cash. The acquisition was funded by commercial paper, however, the company plans to replace these borrowings with long-term financing in the fourth quarter of 2008.

On April 1, 2008, the company completed the formation of RBS Sempra Commodities to own and operate Sempra Energy's commodity-marketing businesses, which generally comprised the Sempra Commodities segment. RBS is to provide the joint venture with all growth capital, working-capital requirements and credit support. The company’s initial equity contribution to the partnership was $1.6 billion, and RBS made an initial equity contribution of $1.665 billion. As a result of the transaction, the company received cash of approximately $1.2 billion, net of its contribution. The company accounts for its investment in the partnership under the equity method. The company and RBS intend that RBS Sempra Commodities will distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership. In limited cases, earnings allocable to the partnership may be retained by the partnership to replenish capital depleted through losses. In September 2008, the company received a distribution of $56 million from the partnership, as provided for in the partnership agreement to fund estimated income tax payments. Additional information concerning the transaction with RBS and related credit commitments and guarantees is provided in Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements herein.

On April 1, 2008, the company entered into a share repurchase program and prepaid $1 billion on April 7, 2008 for shares of the company’s common stock to be purchased in a share forward transaction as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements herein. As a result of the recent crisis in the credit markets, the company's previously announced plans to purchase an additional $500 million of common shares in 2009 will be reevaluated in the first quarter of 2009.

On May 22, 2008, the company’s board of directors approved an increase to the company’s quarterly common stock dividend to $0.35 per share ($1.40 annually), an increase of $0.03 per share ($0.12 annually) from the $0.32 per share ($1.28 annually) authorized in February 2008, and targets an annual dividend payout ratio of 35 percent to 40 percent of net income.

At September 30, 2008, the company had $198 million in unrestricted cash and cash equivalents, and $2.9 billion in available unused, committed lines of credit to provide liquidity and support commercial paper. The lines expire in August 2011 and are syndicated with 19 different banks. The recent global credit crisis has severely affected the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or the company were to be unable to borrow under acceptable terms, the company would reduce or postpone discretionary capital expenditures, share repurchases and/or investments in new businesses. Management continues to regularly monitor the company’s ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

The company's credit agreements are discussed more fully in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

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

Sempra Generation's long-term power sale contracts may contain collateral requirements. The DWR contracts do not contain such requirements. The collateral arrangements provide for Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies were Sempra Generation to fail to deliver the contracted amounts. As of September 30, 2008, Sempra Generation had no outstanding collateral requirements under these contracts.

Sempra Pipelines & Storage is expected to require funding from the company or external sources, or both, to continue its Liberty Gas Storage facility and other natural gas storage projects, its participation in the development of Rockies Express Pipeline (REX), a natural gas pipeline, and its planned development of pipelines to serve the Sempra LNG facility being developed in Louisiana. Sempra Pipelines & Storage will also require funding for EnergySouth’s capital expenditure program, and refinancing of EnergySouth's short-term debt of $200 million, which matures in November 2008.

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

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $773 million (49%) to $798 million for 2008. The change was primarily due to a $382 million decrease in net trading assets in 2007, a

$144 million higher increase in inventory, a $137 million decrease in income from continuing operations (adjusted for noncash items) and a $55 million decrease in other liabilities in 2008 compared to a $63 million increase in 2007. Net income from continuing operations (adjusted for noncash items), includes an increase of $142 million for RBS Sempra Commodities equity earnings.

For the nine months ended September 30, 2008, the company made contributions of $47 million and $16 million to the pension plans and other postretirement benefit plans, respectively. If equity and bond markets remain at approximately the same levels as the end of October, the company expects qualified pension contributions to be approximately $250 million in 2009, including $150 million at SDG&E and $90 million at SoCalGas. The Sempra Utilities' portion of the additional contributions will be fully recovered in future rates, and there is no earnings impact. The remaining portion is estimated to decrease earnings by approximately $3 million after-tax in 2009.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $253 million (19%) to $1.6 billion for 2008. The change was primarily due to the capital contributions of $1.6 billion to RBS Sempra Commodities and $150 million to Rockies Express and the purchase of $413 million in industrial revenue bonds, offset by $2.1 billion in proceeds received from the RBS transaction and a $60 million decrease in notes receivable from unconsolidated affiliates. The $2.1 billion in proceeds from the RBS transaction is net of $383 million of cash sold. Capital expenditures also increased by $184 million.

The company expects to make capital expenditures and investments of $2.7 billion in 2008. Significant capital expenditures and investments are expected to include $1.1 billion for Sempra Utility plant improvements and $1.6 billion of capital expenditures at its other subsidiaries, including the development of LNG facilities and natural gas pipelines and the acquisition of EnergySouth. These expenditures and investments are expected to be financed by cash flows from operations, cash on hand and security issuances. The $2.7 billion does not include the investment in RBS Sempra Commodities made on April 1, 2008, nor the investment in industrial revenue bonds.

The company’s 25-percent participation in the Rockies Express project required a contribution to the partnership of $150 million in February 2008, but the company does not expect any further contribution to the project will be required in 2008. Total project cost is now estimated at approximately $6 billion. REX-West, the segment of the pipeline which extends 713 miles from the Cheyenne Hub to Audrain County in Missouri, began interim service in January and full service in May 2008. In June 2008, the Federal Energy Regulatory Commission approved construction of REX-East, which will extend the pipeline from Audrain County to Clarington in Ohio. Construction began in July 2008. Subject to receipt of regulatory approvals, REX-East is expected to be fully operational in late 2009, with service to delivering points in Illinois, Indiana and Ohio during 2009.

Liberty, as currently permitted, is a 17 billion cubic feet (Bcf) salt-cavern natural gas storage facility located in Calcasieu Parish, Louisiana. The facility has been under construction by the company and its 25-percent partner, Proliance Transportation and Storage, LLC, and will be connected to the Cameron Pipeline under development by Sempra Pipelines & Storage to connect area LNG regasification terminals to an interstate gas transmission system. The estimated project cost is approximately $250 million, of which $200 million has been expended through September

30, 2008. Completion of the project has been delayed by subsurface and well-completion problems. Should ongoing corrective measures prove to be unsuccessful, the salt-cavern facility may not go into service, or may have reduced capacity when placed in service. In that event, the company may be required to take an impairment charge of up to $65 million after tax.

Sempra LNG’s Energía Costa Azul LNG receipt terminal in Baja California, Mexico, with a capacity of 1 Bcf per day, began commercial operations in May 2008. A planned nitrogen-injection facility will allow the terminal to process LNG cargoes from a wider variety of sources and will provide additional revenue from long-term firm capacity payments for the injection service. Through September 30, 2008, Sempra LNG has made expenditures of $1.1 billion related to the terminal (including breakwater), the nitrogen-injection facility and the proposed expansion project.

Sempra LNG’s Cameron LNG receipt terminal is currently under construction in Hackberry, Louisiana. Construction is expected to be completed, and capacity revenues to start, in mid-2009. The estimated costs of this project, including capitalized interest, are approximately $800 million (excluding pre-expansion costs, which are $42 million to date). Through September 30, 2008, Sempra LNG has made expenditures of $741 million related to the terminal and proposed expansion project.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities totaled $328 million for 2008 and $(105) million for 2007. The 2008 change was primarily due to the $1 billion expended for the stock repurchase program, common dividends paid of $252 million and long-term debt payments of $75 million, offset by $985 million short-term debt borrowings and issuances of long-term debt of $650 million. The 2007 change was primarily due to long-term debt payments of $1.1 billion, offset by an increase in short-term borrowings of $954 million.

COMMITMENTS

At September 30, 2008, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $144 million and $16 million, respectively, related to construction commitments at Sempra LNG and Sempra Pipelines & Storage, $236 million related to an operating lease commitment at Sempra LNG, $500 million related to the issuance of 6.15-percent notes, and $390 million related to natural gas contracts at SoCalGas. The future payments under these contractual commitments are expected to be $130 million for 2008, $286 million for 2009, $38 million for 2010, $29 million for 2011, $30 million for 2012 and $773 million thereafter.

Due to increases in natural gas forward prices, the company’s commitment under the natural gas purchase agreement with Tangguh PSC contractors, which is discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, has increased by $775 million. Future payments are therefore expected to increase (decrease) by $326 million for 2009, $13 million for 2010, $4 million for 2011, $(5) million for 2012 and $437 million thereafter.

Also, commitments related to the company’s commodity-marketing businesses became the obligation of RBS Sempra Commodities as a result of the formation of that partnership. At December 31, 2007, these obligations totaled $586 million, including $422 million in short-term debt, $143 million in operating leases and $21 million in long-term debt. Additional information regarding the short-term debt commitment is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

FACTORS INFLUENCING FUTURE PERFORMANCE

The Sempra Utilities' operations and Sempra Generation's long-term contracts generally provide relatively stable earnings and liquidity. However, for the next few years SDG&E is planning to reinvest its earnings in significant capital projects and is not expected to pay common dividends to Sempra Energy during that time. Also, Sempra Generation’s contract with the DWR, which provides a significant portion of Sempra Generation’s revenues, ends in late 2011. Due to the inability to forecast with certainty future electricity prices and the cost of natural gas, contracts entered into to replace this capacity may provide substantially lower revenue. Sempra LNG and Sempra Pipelines & Storage are expected to provide relatively stable earnings and liquidity upon the completion of their construction programs, but to require substantial funding during the construction period. Additional information regarding Sempra Pipelines & Storage's Liberty natural gas storage facility project is provided in "Capital Resources and Liquidity – Cash Flows from Investing Activities" herein. Also, until firm supply or capacity contracts are in place and effective for Sempra LNG’s Cameron and Energía Costa Azul LNG regasification facilities, Sempra LNG will seek to obtain interim LNG supplies, which may result in greater variability in revenues and earnings.

As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, on April 1, 2008, the company and RBS completed the formation of a partnership, RBS Sempra Commodities, to own and operate the company's commodity-marketing businesses, which generally comprise the company’s Sempra Commodities segment. This transaction eliminates the company’s requirements for trading guarantees and credit support for this business, except for transitional guarantees and credit support, as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. The company expects somewhat lower earnings from the commodities business in the near term due to its reduced ownership after the formation of the partnership.

As discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements herein, on October 1, 2008, the company completed the acquisition of EnergySouth Inc. for $511 million in cash and the assumption of debt. This acquisition will provide the company with a majority ownership in two large underground natural gas storage facilities that, when fully developed, will have capacity of 57 billion cubic feet of natural gas.

The company may be further impacted by the current world-wide economic crisis and rapidly changing economic conditions. The impacts of the global credit market crisis on the company’s credit availability and cost are discussed in “Capital Resources and Liquidity” herein. Also, the dollar has strengthened significantly against all foreign currencies, especially in Mexico and South America where the company has significant operations. These factors, coupled with very low natural gas prices which affect profitability at Sempra Generation and Sempra LNG, could, if they remain unchanged, affect profitability. Additionally, given the uncertainty of commodity markets and the lack of bank borrowings for energy infrastructure, which impact related hedging activity, growth at RBS Sempra Commodities could be dampened.

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

Sempra Global

On October 1, 2008, the company completed the acquisition of EnergySouth based in Mobile, Alabama, for $511 million in cash and the assumption of debt.

Principal holdings of EnergySouth include EnergySouth Midstream, Inc. (EnergySouth Midstream) and Mobile Gas Service Corp.

EnergySouth Midstream is the general partner in and 91-percent owner of Bay Gas Storage Company (Bay Gas), a facility located 40 miles north of Mobile that provides underground storage and delivery of natural gas. It is the easternmost storage facility on the Gulf Coast, with direct service to the Florida market. Currently, Bay Gas has 11.4 Bcf of working natural gas storage capacity that is fully contracted and operational. An additional 5 Bcf is 64-percent contracted and under construction with a scheduled in-service date of mid-2010. There are plans to increase the total Bay Gas capacity to 27 Bcf of underground salt-dome storage.

EnergySouth Midstream also owns 60 percent of Mississippi Hub, LLC (Mississippi Hub), a company developing high-turn, underground salt-dome natural gas storage in Simpson County, Mississippi. This facility has planned direct interconnections to the natural gas production areas in eastern Texas, Oklahoma and Arkansas, as well as the Northeast market. Currently, Mississippi Hub’s first 7.5 Bcf of storage capacity is in construction. Long-term commitments are in place for 4 Bcf of this capacity. Operations are slated to commence in mid-2010. There are plans to increase the total Mississippi Hub capacity to 30 Bcf of high-turn, salt-dome storage.

Mobile Gas Service Corp., an Alabama natural gas distribution utility, serves approximately 93,000 customers in southwest Alabama.

Sempra Pipelines & Storage’s expansion of existing pipelines in Baja California, Mexico and the spur line to provide service to Sempra LNG’s Energía Costa Azul terminal with interconnections to the U.S. border were placed in service in the second quarter of 2008.

In July 2008, Sempra Generation announced the planned development of a solar-energy project, a 10-megawatt (MW) photovoltaic power-generation site next to the company’s El Dorado Energy power plant near Boulder City, Nevada. The project is expected to be completed by year-end.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 1, 2008, Sempra Energy and The Royal Bank of Scotland (RBS) completed the formation of their previously announced partnership, RBS Sempra Commodities LLP, to own and operate the commodity-marketing businesses previously held as subsidiaries of Sempra Energy. The company accounts for its investment in the partnership under the equity method. As a result of the transaction, Sempra Energy no longer holds directly the financial instruments related to these businesses that subjected the company to the market risk, commodities price risk and credit risk factors as discussed in the Annual Report. However, the joint venture partnership is still subject to these risks, which could impact Sempra Energy's portion of partnership earnings.

As of September 30, 2008, the total Value at Risk (VaR) of the Sempra Utilities' commodity positions was not material.

The company’s one-year VaR for long-term debt has increased as a result of considerable interest-rate volatility during 2008. The following table shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper, at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(Dollars in millions)	Nominal Debt	One-Year VaR	Nominal Debt	One-Year VaR
Utility fixed-rate*	$2,793	$738	$2,655	$480
Utility variable-rate*	$411	$39	$418	$9
Non-utility, fixed-rate and variable-rate*	$1,959	$368	$1,482	$130
*	After the effects of interest-rate swaps.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors as previously disclosed in the company's 2007 Annual Report on Form 10-K except as follows. Generally, there was a reduction in risks associated with Sempra Commodities as a result of the reduction of the company's interests in this business associated with the transaction with RBS discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. However, the company continues to provide back-up guarantees for certain trading obligations and credit facilities during the transition of the business to the partnership. RBS has fully indemnified the company in respect of any liabilities that the company may incur under the guarantees. These transitional measures are discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

The recent global credit crisis has severely affected the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or the company were to be unable to borrow under acceptable terms, the company would reduce or postpone discretionary capital expenditures, share repurchases and/or investments in new businesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities:

On September 11, 2007, the board of directors authorized the repurchase of additional shares of the company's common stock provided that the amounts expended for such purposes do not exceed the greater of $2 billion or amounts expended to purchase no more than 40 million shares.

On April 1, 2008, the company entered into a Collared Accelerated Share Acquisition Program under which the company paid $1 billion to repurchase shares of its common stock, as discussed in the company's Current Report on Form 8-K dated April 1, 2008 and in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

The following table sets forth information concerning purchases made by the company, from the programs authorized above, of its common stock during the third quarter of 2008:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may Yet be Purchased Under the Plans or Programs

July 2008
August 2008
September 2008
	(1)	(1)	(1)	$1 billion remaining	(2)

(1)

The company's publicly announced Collared Accelerated Share Acquisition Program which began in April 2008 was completed on October 13, 2008. A total of 18,416,241 shares were purchased at a weighted average price of $54.30 per share under this program, none of which were received in the third quarter of 2008. Additional information regarding the program is provided in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

(2)

Approximately $1 billion remains authorized by the board of directors for the purchase of additional shares. As a result of the recent crisis in the credit markets, the company's previously announced plans to purchase $500 million in 2009 will be reevaluated in the first quarter of 2009. The company also may, from time to time, purchase shares of its common stock from restricted stock plan participants who elect to sell a sufficient number of vesting restricted shares to meet minimum statutory tax withholding requirements.

ITEM 6. EXHIBITS

Exhibit 10 -- Material Contracts

10.1	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective 1/1/2001.

Exhibit 12 -- Computation of ratios

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31 -- Section 302 Certifications

31.1	Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
7
31.2	Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1	Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Exhibit 99 -- Unaudited Pro Forma Condensed Consolidated Financial Information

99.1	Unaudited Pro Forma Condensed Statement of Consolidated Income for the Nine Months Ended September 30, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: November 10, 2008	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer