Form 10-K
period 2008-12-31
SEMPRA ENERGY
filed 2009-02-24
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA ENERGY	California	33-0732627
101 Ash Street
San Diego, California 92101
(619)696-2034

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California	94-0743670
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
555 West Fifth Street
Los Angeles, California 90013
(213)244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class		Name of Each Exchange on Which Registered
Sempra Energy Common Stock, without par value		New York
SDG&E Preference Stock (Cumulative) Without Par Value (except $1.70 Series) SDG&E Cumulative Preferred Stock, $20 Par Value (except 4.60% Series)		New York New York
Pacific Enterprises Preferred Stock: $4.75 dividend, $4.50 dividend $4.40 dividend, $4.36 dividend		New York

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:			None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Exhibit Index on page 48. Glossary on page 56.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008:

Sempra Energy	$13.8 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$0
Pacific Enterprises	$0
Southern California Gas Company	$0

Common Stock outstanding, without par value, as of February 12, 2009:

Sempra Energy	243,425,520 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2008 Annual Report to Shareholders of Sempra Energy, San Diego Gas & Electric Company, Pacific Enterprises and Southern California Gas Company are incorporated by reference into Parts I, II and IV.

Portions of the Sempra Energy Proxy Statement prepared for the April 2009 annual meeting of shareholders are incorporated by reference into Parts II and III.

Portions of the San Diego Gas & Electric Company, Southern California Gas Company and Pacific Enterprises Information Statement are incorporated by reference into Part III.

This combined Form 10-K is separately filed by Sempra Energy, San Diego Gas & Electric Company, Pacific Enterprises and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Item 6 and 8 sections are provided for each reporting company, except for the Notes to Consolidated Financial Statements. The Notes to Consolidated Financial Statements for all of the reporting companies are combined. All Items other than 6 and 8 are combined for the reporting companies.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

In this report, when we use words such as "believes," "expects," "anticipates," "plans," "estimates," "projects," "contemplates," "intends," "depends," "should," "could," "would," "may," "potential," "target," "goals," or similar expressions, or when we discuss our strategy, plans or intentions, we are making forward-looking statements.

Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include

▪

local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments;

▪

actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission, the Federal Reserve Board, and other regulatory and governmental bodies in the United States, the United Kingdom and other countries;

▪

capital markets conditions and inflation, interest and exchange rates;

▪

energy and trading markets, including the timing and extent of changes and volatility in commodity prices;

▪

the availability of electric power, natural gas and liquefied natural gas;

▪

weather conditions and conservation efforts;

▪

war and terrorist attacks;

▪

business, regulatory, environmental and legal decisions and requirements;

▪

the status of deregulation of retail natural gas and electricity delivery;

▪

the timing and success of business development efforts;

▪

the resolution of litigation; and

▪

other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and other reports that we file with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

We provide a description of Sempra Energy and its subsidiaries in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2008 Annual Report to Shareholders (Annual Report), which is incorporated by reference.

This report includes information for the following separate registrants:

▪

Sempra Energy and its consolidated entities

▪

San Diego Gas & Electric Company (SDG&E)

▪

Pacific Enterprises (PE), the holding company for Southern California Gas Company

▪

Southern California Gas Company (SoCalGas)

References in this report to "we," "our" and "our company" are to Sempra Energy and its subsidiaries, collectively.  SDG&E and SoCalGas are collectively referred to as the Sempra Utilities.

Sempra Energy has five separately managed reportable segments consisting of SDG&E, SoCalGas, Sempra Commodities, Sempra Generation and Sempra Pipelines & Storage. Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, and an additional business unit, Sempra LNG (liquefied natural gas) are subsidiaries of Sempra Global. Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation.

SDG&E, PE and SoCalGas are subsidiaries of Sempra Energy. Sempra Energy directly or indirectly owns all the common stock and substantially all of the voting stock of each of the three companies.

In April 2008, Sempra Energy formed a partnership with The Royal Bank of Scotland plc (RBS) to purchase and operate our commodities-marketing businesses, which generally comprised the Sempra Commodities segment. This partnership, RBS Sempra Commodities LLP (RBS Sempra Commodities), is discussed in "Sempra Global – Sempra Commodities" below.

COMPANY WEBSITES

Company website addresses are:

Sempra Energy – http://www.sempra.com
SDG&E – http://www.sdge.com
PE/SoCalGas – http://www.socalgas.com

We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. SDG&E and SoCalGas make available free of charge via a hyperlink on their websites their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

The charters of the audit, compensation and corporate governance committees of Sempra Energy’s board of directors (the board), the board's corporate governance guidelines, and Sempra Energy's code of business conduct and ethics for directors and officers are posted on Sempra Energy's website.

Printed copies of all of these materials may be obtained by writing to our Corporate Secretary at Sempra Energy, 101 Ash Street, San Diego, CA 92101-3017.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is the regulation of our utility subsidiaries.

California Utility Regulation

The Sempra Utilities are regulated in California by the California Public Utilities Commission (CPUC), the California Energy Commission (CEC), and the California Air Resources Board (CARB).

The California Public Utilities Commission:

▪

consists of five commissioners appointed by the Governor of California for staggered, six-year terms.

▪

regulates SDG&E’s and SoCalGas’ rates and conditions of service, sales of securities, rates of return, capital structure, rates of depreciation, and long-term resource procurement, except as described below in "United States Utility Regulation."

▪

has jurisdiction over the proposed construction of major new electric transmission, electric distribution, and natural gas transmission and distribution facilities in California.

▪

conducts various reviews of utility performance, conducts audits for compliance with regulatory guidelines, and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

▪

regulates the interactions and transactions of the Sempra Utilities with Sempra Energy and its other affiliates.

We provide further discussion in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E is also subject to regulation by the CEC, which establishes electric demand forecasts for the state and for specific service territories.  Based upon these forecasts, the CEC:

▪

determines the need for additional energy sources and conservation programs;

▪

sponsors alternative-energy research and development projects;

▪

promotes energy conservation programs;

▪

maintains a statewide plan of action in case of energy shortages; and

▪

certifies power-plant sites and related facilities within California.

The CEC conducts a 20-year forecast of available supplies and prices for every market sector that consumes natural gas in California. This forecast includes resource evaluation, pipeline capacity needs, natural gas demand and wellhead prices, and costs of transportation and distribution. This analysis is one of many source materials used to support the Sempra Utilities’ long-term investment decisions.

Currently, the State of California is requiring certain California electric retail sellers, including SDG&E, to deliver 20 percent of their 2010 retail demand from renewable energy sources, and 33 percent by 2020. The rules governing this requirement, administered by both the CPUC and the CEC, are generally known as the Renewables Portfolio Standard (RPS) Program. Certification of a generation project by the CEC as an Eligible Renewable Energy Resource (ERR) allows the purchase of output from a generation facility to be counted towards fulfillment of the RPS Program requirements. This may affect the demand for output from renewables projects developed by Sempra Generation, particularly from California utilities. Final certification as an ERR for Sempra Generation’s recently completed El Dorado solar generation facility is pending.

California Assembly Bill 32, the California Global Warming Solutions Act of 2006, makes the CARB responsible for monitoring and establishing policies for reducing greenhouse gas (GHG) emissions. The bill requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emission reductions, including a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a part of the California Environmental Protection Agency, an organization which reports directly to the Governor's Office in the Executive Branch of California State Government.  As the CARB formulates its plan, provisions of the plan may apply to the Sempra Utilities.

United States Utility Regulation

The Sempra Utilities are also regulated nationally by the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC).

In the case of SDG&E, the FERC regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, rates of return on transmission investment, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale.

In the case of SoCalGas, the FERC regulates the interstate sale and transportation of natural gas and the uniform systems of accounts.

The NRC oversees the licensing, construction and operation of nuclear facilities in the United States, including the nuclear power plant in which SDG&E owns an interest. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to reanalyze the design of a nuclear power plant and, as a result, may require plant modifications as a condition of continued operation.

Sempra Pipelines & Storage operates Mobile Gas Service Corporation (Mobile Gas), a small natural gas distribution utility serving Southwest Alabama that is regulated by the Alabama Public Service Commission (APSC).  The FERC regulates Mobile Gas’ interstate transportation of natural gas, the uniform systems of accounts, and rates of depreciation.

Local Regulation Within the U.S.

SoCalGas has natural gas franchises with the 243 separate counties and cities in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas in public places. Most of the franchises have indefinite lives with no expiration date. Some franchises have fixed expiration dates, ranging from 2009 to 2048.

SDG&E has

▪

electric franchises with the two counties and the 26 cities in its electric service territory, and

▪

natural gas franchises with the one county and the 18 cities in its natural gas service territory.

These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas in public places. Most of the franchises have indefinite lives with no expiration dates. Some franchises have fixed expiration dates, ranging from 2012 to 2035.

Sempra Generation, Sempra LNG and Sempra Pipelines & Storage have operations or development projects in Alabama, Arizona, California, Louisiana, Mississippi, Nevada and Texas. These entities are subject to state and local laws, and to regulations in the states in which they operate.

Other Regulation

RBS Sempra Commodities is subject to regulation by the U.K. Financial Services Authority, the New York Mercantile Exchange, the Commodity Futures Trading Commission, the FERC, the London Metals Exchange, NYSE Euronext and the National Futures Association.

In the United States, the FERC regulates Sempra Generation’s, Sempra Pipelines & Storage’s and Sempra LNG’s operations.  Sempra Pipelines & Storage also owns an interest in a natural gas pipeline, Rockies Express, which is operating and under construction in several states in the United States and is subject to regulation by the FERC.

Bay Gas Storage Company (Bay Gas) is regulated by the APSC and its intrastate storage contracts are subject to APSC approval. Bay Gas provides long-term services for customers that include storage and transportation of natural gas from interstate and intrastate sources. As an intrastate facility, Bay Gas is regulated by the FERC as a

311 facility, and the FERC has also approved market-based rates for interstate storage services and cost-based rates for transportation services.

Several of our segments operate in Mexico as follows:

▪

Sempra Generation owns and operates a natural gas-fired power plant in Baja California, Mexico

▪

Sempra Pipelines & Storage’s Mexican utilities build and operate natural gas distribution systems in Mexicali, Chihuahua, and the La Laguna-Durango zone in north-central Mexico

▪

Sempra Pipelines & Storage transports gas between the U.S border and Baja California, Mexico

▪

Sempra LNG owns and operates the Energía Costa Azul LNG receipt terminal located in Baja California, Mexico

These operations are subject to regulation by the Comisión Reguladora de Energía and by the labor and environmental agencies of city, state and federal governments in Mexico.

Sempra Pipelines & Storage also has investments in Latin America that are subject to laws and regulations in the localities and countries in which they operate.

Licenses and Permits

The Sempra Utilities obtain numerous permits, authorizations and licenses in connection with the operation and construction of assets for the transmission and distribution of natural gas and electricity. Because these permits, authorizations and licenses require periodic renewal, they are continuously regulated by the granting agencies.

Our other subsidiaries are also required to obtain numerous permits, authorizations and licenses in the normal course of business. Some of these permits, authorizations and licenses require periodic renewal.

Sempra Generation and its subsidiaries obtain a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities, and in connection with the wholesale distribution of electricity.

Sempra Pipelines & Storage’s Mexican subsidiaries obtain construction permits for their natural gas distribution and transmission systems from the local governments where the service is provided. Sempra Pipelines & Storage’s U.S. operations obtain licenses and permits for natural gas storage facilities and pipelines.

Sempra LNG obtains licenses and permits for the construction and operation of LNG facilities.

We describe other regulatory matters in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

CALIFORNIA NATURAL GAS UTILITY OPERATIONS

SoCalGas and SDG&E sell, distribute, and transport natural gas. SoCalGas purchases and stores natural gas for itself and SDG&E on a combined portfolio basis and provides natural gas storage services for others. The Sempra Utilities’ resource planning, natural gas procurement, contractual commitments, and related regulatory matters are discussed below. We also provide further discussion in the Annual Report in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Notes 15 and 16 of the Notes to Consolidated Financial Statements.

Customers

For regulatory purposes, end-use customers are classified as either core or noncore customers. Core customers are primarily residential and small commercial and industrial customers. Noncore customers at SoCalGas consist primarily of electric generation, wholesale, large commercial, industrial, and enhanced oil recovery customers. Noncore customers at SDG&E consist primarily of electric generation, and large commercial and industrial customers.

Most core customers purchase natural gas directly from SoCalGas or SDG&E. While core customers are permitted to aggregate their natural gas requirements and purchase directly from producers, marketers or brokers, the Sempra Utilities continue to be obligated to provide reliable supplies of natural gas to serve the requirements of their core customers. Noncore customers are responsible for the procurement of their natural gas requirements.

Natural Gas Procurement and Transportation

SoCalGas purchases natural gas under short-term and long-term contracts for the Sempra Utilities’ core customers. SoCalGas purchases natural gas on a spot basis from Canada, the U.S. Rockies and the southwestern U.S. to meet customer requirements and maintain pipeline reliability. It also purchases some California natural gas production and additional spot-market supplies delivered directly to California for its remaining requirements.

To ensure the delivery of the natural gas supplies to the distribution system and to meet the seasonal and annual needs of customers, SoCalGas is committed to firm interstate pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation entitlements. Interstate pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company, and Kern River Gas Transmission Company, provide transportation services into SoCalGas' intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The FERC regulates the rates that interstate pipeline companies may charge for natural gas and transportation services.

SoCalGas has natural gas transportation contracts with various interstate pipelines. These contracts expire on various dates between 2009 and 2025.

Natural Gas Storage

SoCalGas provides natural gas storage services for core, noncore and non-end-use customers. The Sempra Utilities’ core customers are allocated a portion of SoCalGas' storage capacity. SoCalGas offers the remaining storage capacity for sale to others through an open bid process. The storage service program provides opportunities for these customers to purchase and store natural gas when natural gas costs are low, usually during the summer, thereby reducing purchases when natural gas costs are expected to be higher. This program allows customers to better manage their fuel procurement and transportation needs.

Demand for Natural Gas

The Sempra Utilities face competition in the residential and commercial customer markets based on the customers' preferences for natural gas compared with other energy products. In the noncore industrial market, some customers are capable of securing alternate fuel supplies from other suppliers which can affect the demand for natural gas. The Sempra Utilities’ ability to maintain their respective industrial market shares is largely dependent on the relative spread between delivered energy prices.

Short-Term Demand. The demand for natural gas by electric generators is influenced by a number of factors:

▪

the availability of alternative sources of generation; for example, the availability of hydroelectricity is highly dependent on precipitation in the western U.S. and Canada;

▪

the performance of other generation sources in the western U.S., including nuclear and coal, renewable energy and other natural gas facilities outside the service area; and

▪

the changes in end-use electricity demand; for example, natural gas use generally increases during extended heat waves.

Long-Term Demand. The demand for natural gas used to generate electricity will be influenced by additional factors such as the location of new power plants and the development of renewable energy resources. Recently, more generation capacity has been constructed outside the Sempra Utilities' service area than within it. This new generation will displace the output of older, less-efficient local generation, thereby reducing the use of natural gas for local electric generation. Over the next few years, however, the construction of smaller natural gas-fired peaking and other electric generation facilities within the Sempra Utilities’ respective service areas are expected to result in a slight overall increase in the demand for local natural gas for electric generation.

Natural gas demand for electric generation within Southern California competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes and electric transmission infrastructure investment divert electric generation from the Sempra Utilities’ respective service areas. We provide additional information regarding electric industry restructuring in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Growth in the demand for natural gas largely depends on the health and expansion of the Southern California economy, prices of alternate energy products, environmental regulations, renewable energy, legislation, and the effectiveness of energy efficiency programs. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, development of renewable energy resources, development of new natural gas supply sources, and general economic conditions can also result in significant shifts in demand and market price.

In 2008, SDG&E added 3,000 new customer natural gas meters at a growth rate of 0.4 percent; in 2007, it added 5,000 new meters at a growth rate of 0.7 percent. In 2008, SoCalGas added 41,000 new customer natural gas meters at a growth rate of 0.7 percent; in 2007, it added 57,000 new meters at a growth rate of 1.0 percent. SDG&E and SoCalGas expect that their respective growth rates will continue to decline in 2009 based on housing market forecasts and due to the continuing economic downturn.

The natural gas distribution business is seasonal, and revenues generally are greater during the winter months. As is prevalent in the industry, SoCalGas injects natural gas into storage during the summer months (usually April through October) for withdrawal from storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

Customers

SDG&E’s service area covers 4,100 square miles. At December 31, 2008, SDG&E had 1.4 million customer meters consisting of:

▪

1,217,200 residential

▪

147,600 commercial

▪

500 industrial

▪

2,000 street and highway lighting

▪

5,000 direct access

In 2008, SDG&E added 7,400 new electric customer meters at a growth rate of 0.5 percent; in 2007, it added 10,000 new customers at a growth rate of 0.7 percent. SDG&E expects that its growth rate will continue to decline in 2009 based on housing market forecasts and due to the continuing economic downturn.

Resource Planning and Power Procurement

SDG&E's resource planning, power procurement and related regulatory matters are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Electric Resources

The supply of electric power available to SDG&E for resale is based on CPUC-approved purchased-power contracts currently in place with its various suppliers, its Palomar and Miramar generating facilities, its 20-percent ownership interest in the San Onofre Nuclear Generating Station (SONGS) and purchases on a spot basis. This supply as of December 31, 2008 is as follows:

SDG&E ELECTRIC RESOURCES
Supplier	Source	Expiration date	Megawatts (MW)
PURCHASED-POWER CONTRACTS:
Department of Water Resources (DWR)-allocated contracts:
JP Morgan	Natural gas	2009 to 2010	325
Sunrise Power Co. LLC	Natural gas	2012	570
Other (5 contracts)	Natural gas/Wind	2011 to 2013	259
Total			1,154
Other contracts with Qualifying Facilities* (QFs):
Applied Energy Inc.	Cogeneration	2019	107
Yuma Cogeneration	Cogeneration	2024	53
Goal Line Limited Partnership	Cogeneration	2025	50
Other (19 contracts)	Cogeneration	2009 and thereafter	53
Total			263
Other contracts with renewable sources:
Oasis Power Partners	Wind	2019	60
Kumeyaay	Wind	2025	50
Covanta Delano	Bio-mass	2017	49
Iberdola Renewables	Wind	2018	25
WTE/FPL	Wind	2019	17
Other (8 contracts)	Bio-gas/Hydro	2012 to 2022	31
Total			232
Other long-term and tolling contracts:
Cabrillo Power I, LLC	Natural Gas	2009	964
Dynegy South Bay Holdings, LLC	Natural Gas	2009	704
Portland General Electric (PGE)	Coal	2013	89
Enernoc	Demand Response/Distributed Generation	2016	25
Total			1,782
Total contracted			3,431

GENERATION:
Palomar	Natural Gas		550
SONGS	Nuclear		430
Miramar	Natural Gas		45
Total generation			1,025
TOTAL CONTRACTED AND GENERATION			4,456

* A QF is a generating facility which meets the requirements for QF status under the Public Utility Regulatory Policies Act of 1978. It includes cogeneration facilities, which produce electricity and another form of useful thermal energy (such as heat or steam) used for industrial, commercial, residential or institutional purposes. It also includes small power production facilities, which are generating facilities whose primary energy source is renewable (hydro, wind, solar, etc.), biomass, waste, or geothermal resources. Small power production facilities are generally limited in size to 80 MW.

Under the contract with PGE, SDG&E pays a capacity charge plus a charge based on the amount of energy received and/or PGE's non-fuel costs. Costs under most of the contracts with QFs are based on SDG&E's avoided cost. Charges under the remaining contracts are for firm and as-available energy, and are based on the amount of energy received or are tolls based on available capacity. The prices under these contracts are based on the market value at the time the contracts were negotiated.

Natural Gas Supply

SDG&E buys natural gas under short-term contracts for its Palomar and Miramar generating facilities and for the Cabrillo Power I, LLC and Dynegy South Bay Holdings, LLC tolling contracts. Purchases are from various southwestern U.S. suppliers and are primarily based on monthly and spot-market prices. SDG&E's natural gas is delivered from southern California border receipt points to the SoCal CityGate pool via firm access rights which expire on March 31, 2011.  The natural gas is then delivered from the SoCal CityGate pool to the generating facilities through SoCalGas' pipelines on a SoCalGas transportation agreement that expires on May 31, 2009. Prior to the expiration of this agreement, SDG&E intends to enter into a new transportation agreement with SoCalGas to meet its projected delivery requirements. SDG&E has also contracted with SoCalGas for natural gas storage from April 1, 2009 to March 31, 2010.

SDG&E also buys natural gas as the California DWR's limited agent for the DWR-allocated contracts. Most of the natural gas deliveries for the DWR-allocated contracts are transported through the Kern River Gas Transmission Pipeline under a long-term transportation agreement. The DWR is financially responsible for the costs of gas and transportation.

SONGS

SDG&E has a 20-percent ownership interest in SONGS, which is located south of San Clemente, California. SONGS consists of two operating nuclear generating units: Units 2 and 3. Unit 1 is permanently shut down and is being decommissioned. The city of Riverside owns 1.79 percent of Units 2 and 3, and Southern California Edison (Edison), the operator of SONGS, owns the remaining interests.

Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 MW of Unit 2 and 216 MW of Unit 3.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut it down. The decommissioning of Unit 1 is now in progress and its spent nuclear fuel is being stored on site in an independent spent fuel storage installation (ISFSI) licensed by the NRC.

SDG&E has fully recovered its capital investment in SONGS through December 31, 2003 and earns a return only on subsequent capital additions, including SDG&E’s share of costs associated with planned steam generator replacements.

We provide additional information concerning the SONGS units and nuclear decommissioning below in "Environmental Matters" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 7, 14 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Nuclear Fuel Supply

The nuclear fuel supply cycle includes materials and services (uranium oxide, conversion of uranium oxide to uranium hexafluoride, uranium enrichment services, and fabrication of fuel assemblies) performed by others under various contracts that extend through 2020. The supply contracts are index-priced and provide nuclear fuel supply through 2022, the expiration of SONGS’ NRC license.

Spent fuel from SONGS is being stored on site in both the ISFSI and spent fuel pools. Upon completion of the current phase of Unit 1 decommissioning, the site will have adequate space to build ISFSI storage capacity through 2022. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel from SONGS. SDG&E pays the DOE a disposal fee of $1.00 per megawatt-hour of net nuclear generation, or $3 million per year. The DOE projects that it will not begin accepting spent fuel until 2017 at the earliest.

We provide additional information concerning nuclear-fuel costs and the storage and movement of spent fuel in Notes 14 and 16, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.

Power Pools

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 300 investor-owned and municipal utilities, state and federal power agencies, energy brokers and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms preapproved by the FERC.

Transmission Arrangements

SDG&E's 500-kV Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego, California. SDG&E's share of the line is 1,162 MW, although it can be less under certain system conditions.

Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kV interconnections with firm capability of 408 MW in the north to south direction and 800 MW in the south to north direction.

In December 2008, the CPUC approved SDG&E’s Sunrise Powerlink, a new 120-mile, 500-kV transmission line between the existing Imperial Valley Substation and a new central substation to be located within the SDG&E system. SDG&E is in the final engineering, design and procurement phase. SDG&E expects the line to be in commercial operation in 2012. The Sunrise Powerlink is designed to have a rating of 1,000 MW. We provide further discussion in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Transmission Access

The National Energy Policy Act governs procedures for requests for transmission service. The FERC approved the California investor-owned utilities' (IOUs) transfer of operation and control of their transmission facilities to the Independent System Operator (ISO) in 1998. We provide additional information regarding the FERC and transmission issues in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

RATES AND REGULATION – SEMPRA UTILITIES

We provide information concerning rates and regulation applicable to the Sempra Utilities in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA GLOBAL

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global includes Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage and Sempra LNG. We provide descriptions of these business units and information concerning their operations under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 1, 3, 4, 5, 16 and 17 of the Notes to Consolidated Financial Statements in the Annual Report.

Competition

Sempra Energy’s non-utility businesses are among many others in the energy industry providing similar products and services.  They are engaged in highly competitive activities that require significant capital investments and highly skilled and experienced personnel. Many of their competitors may have significantly greater financial, personnel and other resources than Sempra Global.

Sempra Commodities

Sempra Commodities is primarily comprised of our investment in RBS Sempra Commodities, a joint venture formed in April 2008.  This partnership is discussed in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report. This business unit also includes Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

All aspects of RBS Sempra Commodities’ business are intensely competitive and are expected to remain so. Sources of competition include the following:

▪

other brokers and dealers,

▪

investment banking firms,

▪

energy companies, and

▪

other companies that offer similar products and services in the U.S. and globally.

RBS Sempra Commodities’ competition is based on a number of factors, including transaction execution, products and services, innovation, reputation and price.

RBS Sempra Commodities also faces intense competition in attracting and retaining qualified employees. RBS Sempra Commodities’ ability to compete effectively will depend upon the ability to attract new employees and retain and motivate existing employees.

RBS Sempra Commodities’ competitors include Goldman Sachs, JPMorgan, Morgan Stanley and Barclay’s Capital.

Sempra Generation

For sales of non-contracted power, Sempra Generation is subject to competition from energy marketers, utilities, industrial companies and other independent power producers. For a number of years, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities will continue to be an important part of the nation’s generation portfolio, some regulated utilities are now constructing units powered by renewable resources, often with subsidies or under legislative mandate. These utilities generally have a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms. This recovery allows them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

When Sempra Generation sells power not subject to long-term contract commitments, it is exposed to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel, and the presence of transmission constraints. Some of Sempra Generation’s competitors, such as electric utilities and generation companies, have their own generation capacity, including nuclear generation.  These companies, generally larger than Sempra Generation, may have a lower cost of capital and may have competitive advantages as a result of their scale and the location of their generation facilities.

Sempra Generation’s competitors include

▪ Edison Mission Energy	▪ Reliant Energy
▪ FPL Energy LLC	▪ Mirant Energy
▪ Calpine	▪ Dynegy

Sempra Pipelines & Storage

Within its market area, Sempra Pipelines & Storage’s natural gas storage facilities and pipelines compete with other storage facilities and pipelines (both regulated and unregulated systems). It competes primarily on the basis of price (in terms of storage and transportation fees), available capacity, and connections to downstream markets.

Sempra Pipelines & Storage’s competitors include

▪ Iberdrola (Enstor)	▪ Kinder Morgan
▪ Spectra Energy	▪ Enterprise Product Partners LP
▪ Energy Transfer Partners LP	▪ Boardwalk Pipeline Partners
▪ Plains All-American LP	▪ El Paso Corporation
▪ The Williams Companies	▪ Various independent midstream asset developers
▪ TransCanada

Sempra LNG

New supplies to meet North America’s natural gas demand may be developed from a combination of the following sources:

▪

existing producing basins in the United States, Canada, and Mexico;

▪

frontier basins in Alaska, northern Canada, and offshore deepwater;

▪

areas currently restricted from exploration and development due to public policies, such as areas in the Rocky Mountains and offshore Atlantic, Pacific and Gulf of Mexico coasts; and

▪

imported LNG.

In addition, the demand for energy currently met by natural gas could alternatively be met by other energy forms such as coal, hydroelectric, oil, wind, solar and nuclear energy. Sempra LNG will, therefore, face competition from each of these energy sources.

Sempra LNG competes with other companies to construct and operate LNG receiving terminals. According to the FERC, as of October 31, 2008, there were 10 existing LNG terminals in North America. There are six terminals currently under construction. In addition, as of December 31, 2008, there were 66 LNG receiving terminals in 18 countries. There are also other proposed LNG receiving terminals worldwide with which Sempra LNG will compete to be the most economical delivery point for LNG production of both long-term contracted and spot volumes.

Sempra LNG’s U.S. competitors include

▪ Cheniere Energy, Inc.	▪ GDF Suez Energy International
▪ El Paso Corporation	▪ Dominion Resources, Inc.
▪ Exxon Mobil Corporation	▪ Southern Union Company
▪ Excelerate Energy

ENVIRONMENTAL MATTERS

We discuss environmental issues affecting us in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report. You should read the following additional information in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative mechanism, allowing California's IOUs to recover hazardous waste cleanup costs for certain sites, including those related to certain Superfund sites. This mechanism permits the Sempra Utilities to recover in rates 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses. In addition, the Sempra Utilities have the opportunity to retain a percentage of any recoveries from insurance carriers and other third parties to offset the cleanup and associated litigation costs not recovered in rates.

At December 31, 2008, we had accrued estimated remaining investigation and remediation liabilities of $0.5 million at SDG&E and $39.8 million at SoCalGas, both related to hazardous waste sites. These accruals include costs for numerous locations that had been manufactured-gas plants, for which the Hazardous Waste Collaborative mechanism authorizes us to recover 90 percent. This estimated cost excludes remediation costs of $7.3 million associated with SDG&E's former fossil-fuel power plants and another location for which the cleanup costs are not being recovered in rates. We believe that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on our consolidated results of operations or financial position.

We record estimated liabilities for environmental remediation when amounts are probable and estimable. In addition, we record amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism as regulatory assets.

Air and Water Quality

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards, such as those established by the CARB. We discuss these standards in "Government Regulation – California Utility Regulation" above. The Sempra Utilities generally recover in rates the costs to comply with these standards.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS have an agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS. SDG&E's share of the mitigation costs is estimated to be $50 million, of which $30.3 million had been incurred through December 31, 2008, and $19.7 million is accrued for the remaining costs through 2050. In 2008, an artificial kelp reef project was completed. The remaining costs are to complete a wetlands project and maintain both projects through 2050.

OTHER MATTERS

Employees of Registrants

As of December 31, each company had the following number of employees:

	At December 31,
	2008	2007
Sempra Energy Consolidated	13,673	14,314
SDG&E	4,833	4,774
SoCalGas	7,188	7,222

Labor Relations

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans expired on September 30, 2008. On January 31, 2009, SoCalGas and representatives of the unions reached a tentative agreement for a new collective bargaining agreement. To allow time for ratification of the collective bargaining agreement by the employees, it was also agreed to extend the terms and conditions of the existing contract through February 28, 2009.

Field, technical and some clerical employees at SDG&E are represented by the International Brotherhood of Electrical Workers. The collective bargaining agreement for these employees covering wages, hours and working conditions is in effect through August 31, 2011. For these same employees, the agreement covering health and welfare benefits is in effect through December 31, 2010, and the agreement covering pension benefits is in effect through December 4, 2009.

ITEM 1A.  RISK FACTORS

When evaluating our company and its subsidiaries, you should consider carefully the following risk factors and all other information contained in this report. These risk factors could affect our actual results and cause such results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following risks occurs, our business, cash flows, results of operations and financial condition could be seriously harmed. In addition, the trading price of our securities could decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning our company set forth in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Sempra Energy's cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries.

Sempra Energy's ability to pay dividends and meet its debt obligations depends on cash flows from its subsidiaries and, in the short term, its ability to raise capital from external sources. In the long term, cash flows from the subsidiaries depend on their ability to generate operating cash flows in excess of their own capital expenditures and long-term debt obligations. In addition, the subsidiaries are separate and distinct legal entities and could be precluded from making such distributions under certain circumstances, including as a result of legislation or regulation or in times of financial distress.

Our businesses may be adversely affected by conditions in the financial markets and economic conditions generally.

Our businesses are capital intensive and we rely significantly on short-term borrowings to fund a portion of day-to-day business operations and on long-term debt to fund a portion of our capital expenditures and refund outstanding debt.

The credit markets and financial services industry have been experiencing a period of extreme world-wide turmoil characterized by the bankruptcy, failure, collapse or sale of many financial institutions and by extraordinary levels of government intervention.

Limitations on the availability of credit and increases in interest rates or credit spreads may adversely affect our liquidity and results of operations. In difficult credit markets, we may find it necessary to fund our operations and capital expenditures at a higher cost or we may be unable to raise as much funding as we need to support business activities. This could cause us to reduce capital expenditures and could increase our cost of funding, both of which could reduce our short-term and long-term profitability.

The availability and cost of credit for our businesses may be greatly affected by credit ratings. If the credit ratings of SoCalGas or SDG&E were to be reduced, their businesses could be adversely affected and any reduction in Sempra Energy's ratings could adversely affect its non-utility subsidiaries.

Risks Related to All Sempra Energy Subsidiaries

Our businesses are subject to complex government regulations and may be adversely affected by changes in these regulations or in their interpretation or implementation.

In recent years, the regulatory environment that applies to the electric power and natural gas industries has undergone significant changes, on both federal and state levels. These changes have affected the nature of these industries and the manner in which their participants conduct their businesses. These changes are ongoing, and we cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on our businesses. Moreover, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us and our facilities. Future changes in laws and regulations may have a detrimental effect on our business, cash flows, financial condition and results of operations.

Our operations are subject to rules relating to transactions among the Sempra Utilities and other Sempra Energy operations. These rules are commonly referred to as the Affiliate Transaction Rules. These businesses could be adversely affected by changes in these rules or by additional CPUC or FERC rules that further restrict our ability to sell electricity or natural gas, or to trade with the Sempra Utilities and with each other. Affiliate Transaction Rules also could require us to obtain prior approval from the CPUC before entering into any such transactions with the Sempra Utilities. Any such restrictions or approval requirements could adversely affect the LNG receiving terminals, natural gas pipelines, electric generation facilities, or trading operations of our subsidiaries.

Sempra Generation has various proceedings, inquiries and investigations relating to its business activities currently pending before the FERC. A description of such proceedings, inquiries and investigations is provided in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Our businesses require numerous permits and other governmental approvals from various federal, state, local and foreign governmental agencies; any failure to obtain or maintain required permits or approvals could cause our sales to decline and/or our costs to increase.

All of our existing and planned development projects require multiple permits. The acquisition, ownership and operation of LNG receiving terminals, natural gas pipelines and storage facilities, and electric generation facilities require numerous permits, approvals and certificates from federal, state, local and foreign governmental agencies. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to operate our facilities, or we may be forced to incur additional costs.

Our businesses have significant environmental compliance costs, and future environmental compliance costs could adversely affect our profitability.

We are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection, including, in particular, global warming and greenhouse gas (GHG) emissions. We are required to obtain numerous governmental permits, licenses and other approvals to construct and operate our businesses. Additionally, to comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment, mitigation costs and emissions fees. In addition, we are generally responsible for all on-site liabilities associated with the environmental condition of our electric generation facilities and other energy projects, regardless of when the liabilities arose and whether they are known or unknown. If we fail to comply with applicable environmental laws, we may be subject to penalties, fines and/or curtailments of our operations.

The scope and effect of new environmental laws and regulations, including their effects on our current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation and regulation may have substantial effects on our operations, operating costs, and the scope and economics of proposed expansion. In particular, state-level laws and regulations, as well as proposed national and international legislation and regulation relating to GHG emissions (including carbon dioxide, methane, nitrogen oxide, hydrofluorocarbon, perfluorocarbon and sulfur hexafluoride), may limit or otherwise adversely affect our operations. The implementation of recent California legislation and proposed federal legislation may adversely affect our unregulated businesses by imposing additional costs associated with emission limits and the possible requirement of carbon taxes or the purchase of emissions credits. Similarly, the Sempra Utilities may be affected if costs are not recoverable in rates. The effects of significantly tougher standards may cause rates to increase to levels that substantially reduce customer demand and growth. In addition, SDG&E may be subject to penalties if certain mandated renewable energy goals are not met. We provide further discussion of these matters in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

In addition, existing and future laws and regulation on mercury, nitrogen and sulfur oxides, particulates, or other emissions could result in requirements for additional pollution control equipment or emission fees and taxes that could adversely affect us. Moreover, existing rules and regulations may be interpreted or revised in ways that may adversely affect us and our facilities and operations. We provide additional information about these matters in Note 15 of the Notes to the Consolidated Financial Statements in the Annual Report.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect our business, earnings and cash flows.

Like other major industrial facilities, ours may be damaged by natural disasters, catastrophic accidents, or acts of terrorism. Such facilities include

▪ generation	▪ chartered oil and LNG tankers
▪ electric transmission and distribution	▪ natural gas pipelines and storage
▪ LNG receipt terminals and storage

Such incidents could result in severe business disruptions, significant decreases in revenues, or significant additional costs to us. Any such incident could have a material adverse effect on our financial condition, earnings and cash flows.

Depending on the nature and location of the facilities affected, any such incident also could cause fires, leaks, explosions, spills or other significant damage to natural resources or property belonging to third parties, or cause personal injuries. Any of these consequences could lead to significant claims against us. Insurance coverage may become unavailable for certain of these risks, and any insurance proceeds we receive may be insufficient to cover our losses or liabilities, which could materially adversely affect our financial condition, earnings and cash flows.

Our future results of operations, financial condition, and cash flows may be materially adversely affected by the outcome of pending litigation against us.

Sempra Energy and its subsidiaries are defendants in numerous lawsuits. We have spent, and continue to spend, substantial amounts defending these lawsuits, and in related investigations and regulatory proceedings. In particular, SDG&E is subject to numerous lawsuits arising out of San Diego County wildfires in 2007, and Sempra Generation is subject to extensive litigation regarding a major long-term power agreement. We discuss these and other litigation in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. The uncertainties inherent in legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. In addition, California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and could materially adversely affect our business, cash flows, results of operations and financial condition.

We discuss these proceedings in Note 16 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Risks Related to the Sempra Utilities

The Sempra Utilities are subject to extensive regulation by state, federal and local legislation and regulatory authorities, which may adversely affect the operations, performance and growth of their businesses.

The CPUC regulates the Sempra Utilities' rates, except SDG&E's electric transmission rates, which are regulated by the FERC. The CPUC also regulates the Sempra Utilities'

▪ conditions of service	▪ rates of depreciation
▪ capital structure	▪ long-term resource procurement
▪ rates of return	▪ sales of securities

The CPUC conducts various reviews and audits of utility performance, compliance with CPUC regulations and standards, affiliate relationships and other matters. These reviews and audits may result in disallowances and penalties that could adversely affect earnings and cash flows. We discuss various CPUC proceedings relating to the Sempra Utilities' rates, costs, incentive mechanisms, and performance-based regulation in Notes 14 and 15 of the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

The Sempra Utilities may spend funds related to a major capital project prior to receiving regulatory approval. If the project does not receive regulatory approval or if management decides not to proceed with the project, they may not be able to recover all amounts spent for that project, which could adversely affect earnings and cash flows.

The CPUC periodically approves the Sempra Utilities' rates based on authorized capital expenditures, operating costs and an authorized rate of return on investment. If actual capital expenditures and operating costs were to exceed the amount approved by the CPUC, earnings and cash flows could be adversely affected.

The CPUC applies performance-based measures and incentive mechanisms to all California utilities. Under these, income potential above authorized base margins is tied to achieving or exceeding specific performance and operating goals, rather than relying solely on expanding utility plant to increase earnings. At the Sempra Utilities, the areas that are eligible for incentives are operational activities such as employee safety, energy efficiency programs and, at SoCalGas, natural gas procurement. Although the Sempra Utilities have received incentive awards in the past, there can be no assurance that they will receive awards in the future, or that any future awards earned would be in amounts comparable to prior periods. Additionally, if the Sempra Utilities fail to achieve certain minimum performance levels established under such mechanisms, they may be assessed financial disallowances or penalties which could negatively affect earnings and cash flows. SoCalGas is also eligible for incentives, but is not subject to penalties, associated with unbundled gas storage activities.

The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on transmission investments, and other similar matters involving SDG&E.

The Sempra Utilities may be adversely affected by new regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how they operate, could affect their ability to recover various costs through rates or adjustment mechanisms, or could require them to incur additional expenses.

The construction and expansion of the Sempra Utilities' natural gas pipelines, SoCalGas' storage facilities, and SDG&E's electric transmission and distribution facilities require numerous permits and approvals from federal, state and local governmental agencies. If there are delays in obtaining required approvals, or failure to obtain or maintain required approvals, or to comply with applicable laws or regulations, the Sempra Utilities' business, cash flows, results of operations and financial condition could be materially adversely affected.

SDG&E may incur substantial costs and liabilities as a result of its ownership of nuclear facilities.

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California, operated by Southern California Edison Company. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SDG&E's ownership interest in SONGS subjects it to the risks of nuclear generation, which include

▪

the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

▪

limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and

▪

uncertainties with respect to the technological and financial aspects of replacing steam generators or other equipment, and the decommissioning of nuclear plants.

Risks Related to our Electric Generation, LNG, Pipelines & Storage and Other Businesses

Our businesses are exposed to market risk, and our financial condition, results of operations, cash flows and liquidity may be adversely affected by fluctuations in commodity market prices that are beyond our control.

Sempra Generation generates electricity that it sells under long-term contracts and into the spot market or other competitive markets. It purchases natural gas to fuel its power plants and may also purchase electricity in the open market to satisfy its contractual obligations. As part of its risk management strategy, Sempra Generation may hedge a substantial portion of its electricity sales and natural gas purchases to manage its portfolio.

We buy energy-related and other commodities from time to time, for power plants or for LNG regasification terminals to satisfy contractual obligations with customers, in regional markets and other competitive markets in which we compete. Our revenues and results of operations could be adversely affected if the prevailing market prices for electricity, natural gas, LNG or other commodities that we buy change in a direction or manner not anticipated and for which we had not provided through purchase or sale commitments or other hedging transactions.

Unanticipated changes in market prices for energy-related and other commodities result from multiple factors, including:

▪

weather conditions

▪

seasonality

▪

changes in supply and demand

▪

transmission or transportation constraints or inefficiencies

▪

availability of competitively priced alternative energy sources

▪

commodity production levels

▪

actions by the Organization of the Petroleum Exporting Countries with respect to the supply of crude oil

▪

federal, state and foreign energy and environmental regulation and legislation

▪

natural disasters, wars, embargoes and other catastrophic events

▪

expropriation of assets by foreign countries

The FERC has jurisdiction over wholesale power and transmission rates, independent system operators, and other entities that control transmission facilities or that administer wholesale power sales in some of the markets in which we operate. In 2001, the FERC imposed price limitations that resulted in unexpected moves in electricity prices. In the future, the FERC may impose additional price limitations, bidding rules and other mechanisms, or terminate existing price limitations from time to time. Any such action by the FERC may result in prices for electricity changing in an unanticipated direction or manner and, as a result, may have an adverse effect on our sales and results of operations.

Business development activities may not be successful and projects under construction may not commence operation as scheduled, which could increase our costs and impair our ability to recover our investments.

The acquisition, development and construction of LNG receiving terminals, natural gas pipelines and storage facilities, electric generation facilities, and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. Success in developing a particular project is contingent upon, among other things:

▪

negotiation of satisfactory engineering, procurement and construction agreements

▪

negotiation of supply and natural gas sales agreements or firm capacity service agreements

▪

receipt of required governmental permits

▪

timely implementation and satisfactory completion of construction

Successful completion of a particular project may be adversely affected by:

▪

unforeseen engineering problems

▪

construction delays and contractor performance shortfalls

▪

work stoppages

▪

equipment supply

▪

adverse weather conditions

▪

environmental and geological conditions

▪

other factors

If we are unable to complete the development of a facility, we typically will not be able to recover our investment in the project.

The operation of existing and future facilities also involves many risks, including the breakdown or failure of generation or regasification and storage facilities or other equipment or processes, labor disputes, fuel interruption, and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, regasification, storage and transmission systems. The occurrence of any of these events could lead to operating facilities below expected capacity levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Such occurrences could adversely affect our business, cash flows and results of operations.

We may elect not to, or may not be able to, enter into long-term supply and sales agreements or long-term firm capacity agreements for our projects, which would subject our sales to increased volatility and our businesses to increased competition.

The electric generation and wholesale power sales industries have become highly competitive. As more plants are built and competitive pressures increase, wholesale electricity prices may become more volatile. Without the benefit of long-term power sales agreements, such as the 10-year power sales agreement between Sempra Generation and the DWR that expires in 2011, our sales may be subject to increased price volatility. As a result, we may be unable to sell the power generated by Sempra Generation's facilities or operate those facilities profitably.

Sempra LNG utilizes its regasification terminals by entering into long-term firm capacity service agreements. Under these agreements, customers pay Sempra LNG fees to use its facilities to regasify the customer's LNG. Sempra LNG also may enter into long-term supply agreements to purchase LNG, which is regasified at its terminals for sale to other parties. The long-term supply agreement contracts are expected to substantially reduce our exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying supply prices to prevailing natural gas price market indices. However, if Sempra LNG is unable to obtain sufficient long-term agreements or if the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, reduced availability of LNG to the United States due to inadequate supplies, increased demand and higher prices in other countries, and delays in the development of new liquefaction capacity could affect the timing of development of new LNG facilities and expansion of existing facilities. These conditions also are likely to delay near-term attainment of full-capacity utilization at our facilities. Our potential LNG suppliers also may be subject to international political and economic pressures and risks, which may also affect the supply of LNG.

Sempra Pipelines & Storage's natural gas pipeline operations are dependent on supplies of natural gas from their transportation customers, which may include Sempra LNG facilities.

Our businesses depend on counterparties, business partners, customers, and suppliers performing in accordance with their agreements. If they fail to perform, we could incur substantial expenses and be exposed to commodity price risk and volatility, which could adversely affect our liquidity, cash flows and results of operations.

We are exposed to the risk that counterparties, business partners, customers, and suppliers that owe money or commodities as a result of market transactions or other long-term agreements will not perform their obligations under such agreements. Should they fail to perform, we may be required to acquire alternative hedging arrangements or to honor the underlying commitment at then-current market prices. In such event, we may incur additional losses to the extent of amounts already paid to such counterparties or suppliers. In addition, we often extend credit to counterparties and customers. While we perform significant credit analyses prior to extending credit, we are exposed to the risk that we may not be able to collect amounts owed to us.

Sempra LNG's obligations and those of its suppliers for LNG supplies are contractually subject to 1) suspension or termination for "force majeure" events beyond the control of the parties; and 2) substantial limitations of remedies for other failures to perform, including limitations on damages to amounts that could be substantially less than those necessary to provide full recovery of capital for breach of the agreements.

If California's DWR were to succeed in setting aside, or were to fail to perform its obligations under its long-term power contract with Sempra Generation, our business, results of operations and cash flows will be materially adversely affected.

In 2001, Sempra Generation entered into a 10-year power sales agreement with the DWR to supply up to 1,900 MW to the state. The validity of the power sales agreement with the DWR continues to be the subject of extensive litigation between the parties before the FERC, in the courts and in arbitration proceedings. If the DWR were to succeed in setting aside its obligations under the contract, or if the DWR fails or is unable to meet its contractual obligations on a timely basis, it could have a material adverse effect on our business, results of operations, cash flows and financial condition. These proceedings are described in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. As described in Note 16 of the Notes to Consolidated Financial Statements, we unilaterally reduced our price to the DWR in connection with an agreement to settle other litigation.

We rely on transportation assets and services that we do not own or control to deliver electricity and natural gas.

We depend on electric transmission lines, natural gas pipelines, and other transportation facilities owned and operated by third parties to:

1) deliver the electricity and natural gas we sell to wholesale markets,

2) supply natural gas to our electric generation facilities, and

3) provide retail energy services to customers.

Sempra Pipelines & Storage also depends on natural gas pipelines to interconnect with their ultimate source or customers of the commodities they are transporting. Sempra LNG also relies on specialized ships to transport LNG to its facilities and on natural gas pipelines to transport natural gas for customers of the facilities. If transportation is disrupted, or if capacity is inadequate, our ability to sell and deliver our products and services may be hindered. As a result, we may be responsible for damages incurred by our customers, such as the additional cost of acquiring alternative supply at then-current spot market rates.

We cannot and do not attempt to fully hedge our assets or contract positions against changes in commodity prices. Therefore, our hedging procedures may not work as planned.

To reduce financial exposure related to commodity price fluctuations, we may enter into contracts to hedge our purchase and sale commitments, inventories of natural gas, and electric generation capacity. As part of this strategy, we may use fixed-price, forward, physical purchase and sales contracts, futures, financial swaps, and options. However, we do not hedge the entire exposure to market price volatility of our assets or our contract positions and the coverage will vary over time. To the extent we have unhedged positions, or if our hedging strategies do not work as planned, fluctuating commodity prices could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risk management procedures may not prevent losses.

Although we have in place risk management systems and control systems that use advanced methodologies to quantify and manage risk, these systems may not always prevent material losses. Risk management procedures may not always be followed as required by the companies or may not always work as planned. In addition, daily value-at-risk and loss limits are based on historic price movements. If prices significantly or persistently deviate from historic prices, the limits may not protect us from significant losses. As a result of these and other factors, there is no assurance that our risk management procedures will prevent losses that would negatively affect our business, results of operations, cash flows and financial condition.

Our international businesses are exposed to different local, regulatory and business risks and challenges, which could have a material adverse effect on our financial condition, cash flows and results of operations.

We have interests in electricity generation and transmission, natural gas distribution and transportation, and LNG terminal projects in Mexico. Sempra Pipelines & Storage has ownership interests in electricity and natural gas distribution businesses in Argentina, Chile and Peru. We have an ownership interest in RBS Sempra Commodities, which has trading, marketing and risk management operations in Canada, Europe and Asia. Developing infrastructure projects, owning energy assets, and operating businesses in foreign jurisdictions subject us to significant political, legal and financial risks that vary by country, including:

▪

changes in foreign laws and regulations, including tax and environmental laws and regulations, and U.S. laws and regulations related to foreign operations

▪

high rates of inflation

▪

changes in government policies or personnel

▪

trade restrictions

▪

limitations on U.S. company ownership in foreign countries

▪

permitting and regulatory compliance

▪

changes in labor supply and labor relations in operations outside the U.S.

▪

adverse rulings by foreign courts or tribunals, challenges to permits, difficulty in enforcing contractual rights, and unsettled property rights and titles in Mexico and other foreign jurisdictions

▪

general political, economic and business conditions

Our international businesses also are subject to foreign currency risks. These risks arise from both volatility in foreign currency exchange and inflation rates and devaluations of foreign currencies. In such cases, an appreciation of the U.S. dollar against a local currency could reduce the amount of cash and income received from those foreign subsidiaries. Fluctuations in foreign currency exchange and inflation rates may result in increased taxes in foreign countries. While Sempra Pipelines & Storage believes that it has contracts and other measures in place to mitigate its most significant foreign currency exchange risks, some exposure is not fully mitigated.

Other Risks

Sempra Energy has substantial investments and other obligations in businesses that it does not control or manage.

Sempra Energy is a partner with The Royal Bank of Scotland (RBS) in RBS Sempra Commodities, a commodities-marketing firm in which we invested $1.6 billion. RBS, which has been greatly affected by the world-wide turmoil in banking and is now indirectly controlled by the government of the United Kingdom, is obligated to provide all of the additional capital required for the operation and expansion of the commodities-marketing business.

We also own a 25-percent interest in Rockies Express, a joint venture which is completing construction of a 1,679-mile natural gas pipeline at an estimated cost of approximately $6.2 billion. Rockies Express is controlled by Kinder Morgan Energy Partners, which holds a 51-percent interest.

We have also guaranteed a portion of the debt and other obligations of RBS Sempra Commodities and debt of Rockies Express as we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. We also have smaller investments in other entities that we do not control or manage.

We do not control and have limited influence over these businesses and their management. In addition to the other risks inherent in these businesses, if their management were to fail to perform adequately or the other investors in the businesses were unable or otherwise failed to perform their obligations to provide capital and credit support for these businesses, it could have a material adverse affect on our results of operations, financial position and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

ELECTRIC PROPERTIES – SDG&E

At December 31, 2008, SDG&E owns two natural gas-fired power plants:

▪

a 550-MW electric generation facility (the Palomar generation facility) in Escondido, California, and

▪

a 45-MW electric generation facility (the Miramar generation facility) in San Diego, California.

SDG&E has exercised its option to purchase the 480-MW natural gas-fired power plant located in El Dorado, Nevada from Sempra Generation in 2011. In January 2009, the CPUC approved SDG&E's application to construct a 46.5-MW natural gas-fired peaking plant in San Diego next to the Miramar generation facility noted above.

SDG&E's interest in SONGS is described above in "Electric Utility Operations – SONGS."

At December 31, 2008, SDG&E's electric transmission and distribution facilities included substations, and overhead and underground lines. These electric facilities are located in San Diego, Imperial and Orange counties of California and in Arizona. The facilities consist of 1,868 miles of transmission lines and 22,198 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

NATURAL GAS PROPERTIES – SEMPRA UTILITIES

At December 31, 2008, SDG&E's natural gas facilities, which are located in San Diego and Riverside counties of California, consisted of the Moreno and Rainbow compressor stations, 168 miles of transmission pipelines, 8,389 miles of distribution mains, and 6,320 miles of service lines.

At December 31, 2008, SoCalGas’ natural gas facilities included 2,890 miles of transmission and storage pipelines, 53,499 miles of distribution pipelines and 47,190 miles of service pipelines. They also included 11 transmission compressor stations and 4 underground natural gas storage reservoirs with a combined working capacity of 131 billion cubic feet (Bcf).

ENERGY PROPERTIES – SEMPRA GLOBAL

At December 31, 2008, Sempra Generation operates power plants in California, Arizona, Nevada and Mexico with a total capacity of 2,640 MW. We provide additional information in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Generation leases or owns property in Arizona, Nevada and Mexico for potential development of solar and wind electric generation facilities.

At December 31, 2008, Sempra Pipelines & Storage's operations in Mexico included 1,837 miles of distribution pipelines, 203 miles of transmission pipelines and 2 compressor stations.

Sempra Pipelines & Storage leases land in Calcasieu Parish, Louisiana, where its Liberty Gas Storage natural gas storage facility is under construction.  In 2006, Sempra Pipelines & Storage and Proliance Transportation and Storage, LLC acquired three existing salt caverns representing 10 Bcf to 12 Bcf of potential natural gas storage capacity in Cameron Parish, Louisiana, that is currently being developed into a natural gas storage facility.

Sempra Pipelines & Storage operates Mobile Gas, a small natural gas distribution utility located in Mobile and Baldwin counties in Alabama. Its property consists of distribution mains, service lines and regulating equipment.

In Washington County, Alabama, Sempra Pipelines & Storage operates an 11.4 Bcf natural gas storage facility under a land lease, with plans to expand total working capacity to 27 Bcf, and also owns land in Simpson County, Mississippi, with plans to develop natural gas storage with a working capacity of 30 Bcf.

Sempra LNG operates an LNG receipt terminal on land it owns in Baja California, Mexico and has a land lease in Hackberry, Louisiana, where its Cameron LNG receipt terminal is under construction. Sempra LNG also owns land in Port Arthur, Texas, for potential development.

OTHER PROPERTIES

Sempra Energy occupies its 19-story corporate headquarters building in San Diego, California, pursuant to an operating lease that expires in 2015. The lease has two five-year renewal options.

SoCalGas leases approximately half of a 52-story office building in downtown Los Angeles, California, pursuant to an operating lease expiring in 2011. The lease has six five-year renewal options.

SDG&E occupies a six-building office complex in San Diego pursuant to two separate operating leases, both ending in December 2017. One lease has four five-year renewal options and the other lease has three five-year renewal options.

Sempra Global leases office facilities at various locations in the U.S. and Mexico with the leases ending from 2008 to 2035.

Sempra Energy, SDG&E and SoCalGas own or lease other land, easements, rights of way, warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary in the conduct of their business.

ITEM 3. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements, or 2) referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

The Los Angeles Regional Water Quality Control Board has asserted that SoCalGas violated the California Water Code in connection with certain maintenance activities in Los Angeles County's Sullivan Canyon. In June 2008, the board dismissed without prejudice a related lawsuit to provide an opportunity for the parties to resolve this matter without litigation. SoCalGas believes that any resolution will impose upon it fines and penalties of no more than $525,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The common stock, related shareholder, and dividend restriction information required by Item 5 is included in "Common Stock Data" in the Annual Report.

PERFORMANCE GRAPH -- COMPARATIVE TOTAL SHAREHOLDER RETURNS

The performance graph required by Item 5 is provided in "Performance Graph – Comparative Total Shareholder Returns" in the Annual Report.

SEMPRA ENERGY EQUITY COMPENSATION PLANS

In May 2008, Sempra Energy's 2008 Long Term Incentive Plan was approved by shareholders and replaced our 1998 Long Term Incentive Plan and our Employee Stock Incentive Plan. These plans permit the grant of a wide variety of equity and equity-based incentive awards to officers and key employees. The 2008 Long Term Incentive Plan also replaced our Non-Employee Directors Stock Plan and provides for automatic annual grants of stock options to non-employee directors.

The Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other Eligible Individuals ("the Plan") authorizes the issuance of up to 302,478 shares of Sempra Energy common stock. In connection with our acquisition of EnergySouth in October 2008, we adopted the Plan to utilize the shares remaining available for future awards under the 2008 Incentive Plan of EnergySouth, Inc. (the "Prior Plan"). All awards outstanding under the Prior Plan at the time of the acquisition were cancelled and the holders were paid the merger consideration in accordance with the terms of the merger agreement. The Plan provides for the grant of substantially the same types of share-based awards (other than incentive stock options) that are available under the Sempra Energy 2008 Long Term Incentive Plan.

At December 31, 2008, outstanding awards consisted of stock options, restricted stock, and restricted stock units held by 326 employees.

The following table sets forth information regarding our equity compensation plans at December 31, 2008.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights	Number of additional shares remaining available for future issuance

Equity compensation plans approved by shareholders:
2008 Long Term Incentive Plan	6,852,256	$36.42	6,993,761	(B)

Equity compensation plans not approved by shareholders:
2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other Eligible Individuals (C)	--	$--	302,478	(D)

Total	6,852,256	$36.42	7,296,239
(A)		Consists solely of options to purchase shares of our common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option.
(B)

The number of shares available for future issuance is increased by the number of shares withheld to satisfy related tax withholding obligations relating to stock option and other plan awards and by the number of shares subject to awards that lapse, expire or are otherwise terminated or are settled other than by the issuance of shares.

(C)

Adopted in connection with our acquisition of EnergySouth in October 2008 to utilize shares remaining available under the 2008 Incentive Plan of EnergySouth, Inc., which had been previously approved by EnergySouth shareholders.

(D)		The number of shares available for future issuance is increased by the number of shares subject to awards that terminate without the issuance of shares.

We provide additional discussion of share-based compensation in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On September 11, 2007, the Sempra Energy board of directors authorized the repurchase of Sempra Energy common stock provided that the amounts spent for such purposes do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares.

On April 1, 2008, we entered into a Collared Accelerated Share Acquisition Program with Merrill Lynch International. Under this program, we paid $1 billion to repurchase shares of our common stock. We discuss this repurchase in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth information concerning purchases made by us, from the programs authorized above, of our common stock during the fourth quarter of 2008:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may Yet be Purchased Under the Plans or Programs

October 2008	3,008,280	$54.30	3,008,280
November 2008	--	$--	--
December 2008	--	$--	--
	3,008,280	$54.30	3,008,280	$1 billion remaining	(2)(3)
(1)

Our publicly announced Collared Accelerated Share Acquisition Program that began in April 2008 was completed on October 13, 2008. A total of 18,416,241 shares were purchased at a weighted average price of $54.30 per share under this program, 3,008,280 of which were received in October 2008.  Additional information regarding the program is provided in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

(2)

Approximately $1 billion remains authorized by our board of directors to purchase additional shares. However, we do not expect to repurchase any common shares in 2009, except as we discuss in (3) below.

(3)

We may, from time to time, purchase shares of our common stock from holders of our restricted stock and restricted stock units in amounts sufficient to meet minimum statutory tax withholding requirements upon vesting.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in "Five-Year Summaries" in the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report, on pages 1 to 55.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk" in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages 69 through 189 of the Annual Report. Item 15(a)1 includes a listing of financial statements included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The information required by Item 9A is provided in "Controls and Procedures" in the Annual Report.

ITEM 9B. OTHER INFORMATION

On February 19, 2009, the Compensation Committee of the Sempra Energy board of directors awarded Mark A. Snell, an Executive Vice President and the Chief Financial Officer of Sempra Energy, a performance-based restricted stock award under Sempra Energy's shareholder approved 2008 Long Term Incentive Plan.  The award consists of 14,880 restricted shares of Sempra Energy common stock.  Subject to the satisfaction of performance criteria, the restricted shares (together with additional restricted shares attributable to reinvested dividends) are scheduled to vest in equal annual installments of one-third of the shares initially subject to the award. However, each installment of restricted shares will be forfeited if we have not achieved positive operating income for the year prior to the scheduled vesting date. In addition, the Compensation Committee may at any time reduce the number of unvested shares remaining subject to the award if it determines that the principal objectives for the formation of RBS Sempra Commodities, a joint venture between Sempra Energy and The Royal Bank of Scotland, are not continuing to be achieved.  Unvested shares also will be forfeited if Mr. Snell’s employment with Sempra Energy and its subsidiaries were to terminate for any reason other than his death.

The award to Mr. Snell is in addition to customary awards of service-based stock options and performance-based restricted stock units granted to officers and other employees of Sempra Energy at the beginning of each year under Sempra Energy's 2008 Long Term Incentive Plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SEMPRA ENERGY

The information required by Item 10 for Sempra Energy is incorporated by reference from "Corporate Governance" and "Share Ownership" in the Proxy Statement prepared for the April 2009 annual meeting of shareholders. The information required on our executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age*	Position*
Donald E. Felsinger	61	Chairman and Chief Executive Officer
Neal E. Schmale	62	President and Chief Operating Officer
Javade Chaudhri	56	Executive Vice President and General Counsel
Edwin A. Guiles	59	Executive Vice President - Corporate Development
Jessie J. Knight, Jr.	58	Executive Vice President - External Affairs
Mark A. Snell	52	Executive Vice President and Chief Financial Officer
Joseph A. Householder	53	Senior Vice President, Controller and Chief Accounting Officer
Charles A. McMonagle	59	Senior Vice President and Treasurer
G. Joyce Rowland	54	Senior Vice President - Human Resources
* As of February 24, 2009.

Each executive officer has been an officer of Sempra Energy or one of its subsidiaries for more than five years, except for Mr. Knight. Prior to joining Sempra Energy in 2006, Mr. Knight served as President and CEO of the San Diego Regional Chamber of Commerce since 1999.

SDG&E, PE AND SOCALGAS

The information required by Item 10 for SDG&E, PE and SoCalGas is incorporated by reference from the Information Statement prepared for the June 2009 annual meeting of shareholders. The information required on the executive officers is set forth below.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Name	Age*	Position*
SAN DIEGO GAS & ELECTRIC COMPANY
Debra L. Reed	52	Chairperson, President and Chief Executive Officer
Michael R. Niggli	59	Chief Operating Officer
James P. Avery	52	Senior Vice President - Electric
Lee Schavrien	54	Senior Vice President - Regulatory and Finance
Anne S. Smith	55	Senior Vice President - Customer Services
W. Davis Smith	59	Senior Vice President and General Counsel
Lee M. Stewart	63	Senior Vice President - Gas Operations
Robert M. Schlax	53	Vice President, Controller and Chief Financial Officer

PACIFIC ENTERPRISES
Debra L. Reed	52	Chairperson, President and Chief Executive Officer
Michael R. Niggli	59	Chief Operating Officer
Robert M. Schlax	53	Vice President, Controller and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY
Debra L. Reed	52	Chairperson, President and Chief Executive Officer
Michael R. Niggli	59	Chief Operating Officer
Lee Schavrien	54	Senior Vice President - Regulatory and Finance
Anne S. Smith	55	Senior Vice President - Customer Services
W. Davis Smith	59	Senior Vice President and General Counsel
Lee M. Stewart	63	Senior Vice President - Gas Operations
Robert M. Schlax	53	Vice President, Controller and Chief Financial Officer
* As of February 24, 2009.

Each executive officer of SDG&E, PE and SoCalGas has been an officer or employee of Sempra Energy or its subsidiaries for more than five years, with the exception of Mr. Schlax. Prior to joining SDG&E in 2005, Mr. Schlax was Chief Financial Officer, Treasurer and Vice President of Finance of Mercury Air Group, Inc. since 2002. Except for Mr. Avery, each executive officer of SDG&E holds the same position at SoCalGas.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Corporate Governance," and "Executive Compensation," including "Compensation Discussion and Analysis," and "Compensation Committee Report" in the Proxy Statement prepared for the April 2009 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2009 annual meeting of shareholders for SDG&E, PE and SoCalGas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is included in Item 5.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The security ownership information required by Item 12 is incorporated by reference from "Share Ownership" in the Proxy Statement prepared for the April 2009 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2009 annual meeting of shareholders for SDG&E, PE and SoCalGas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from "Corporate Governance" in the Proxy Statement prepared for the April 2009 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2009 annual meeting of shareholders for SDG&E, PE and SoCalGas.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as required by Item 14, is incorporated by reference from "Proposals To Be Voted On - Proposal 2: Ratification of Independent Registered Public Accounting Firm" in the Proxy Statement prepared for the April 2009 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2009 annual meeting of shareholders for SDG&E, PE and SoCalGas.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

	Page in Annual Report*

	Sempra Energy	San Diego Gas & Electric Company	Pacific Enterprises	Southern California Gas Company

Management's Report On Internal Control Over Financial Reporting	60	60	60	60

Reports of Independent Registered Public Accounting Firm	61	63	65	67

Statements of Consolidated Income for the years ended December 31, 2008, 2007 and 2006	69	75	81	87

Consolidated Balance Sheets at December 31, 2008 and 2007	70	76	82	88

Statements of Consolidated Cash Flows for the years ended December 31, 2008, 2007 and 2006	72	78	84	90

Statements of Consolidated Comprehensive Income and Changes in Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006	74	80	86	92

Notes to Consolidated Financial Statements	93	93	93	93
* Incorporated by reference from the indicated pages of the 2008 Annual Report to Shareholders, filed as Exhibit 13.1.

2. FINANCIAL STATEMENT SCHEDULES

Sempra Energy

Schedule I--Sempra Energy Condensed Financial Information of Parent may be found on page 38.

Pacific Enterprises

Schedule I--Pacific Enterprises Condensed Financial Information of Parent may be found on page 42.

Any other schedule for which provision is made in Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and notes thereto.

3. EXHIBITS

See Exhibit Index on page 48 of this report.

(c) RBS Sempra Commodities LLP and Subsidiaries – Consolidated Financial Statements as of December 31, 2008 and for the Period From April 1, 2008 (Date of Commencement) to December 31, 2008 and Report of Independent Registered Public Accounting Firm are provided in Exhibit 99.1.

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

SEMPRA ENERGY

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement No. 333-153425 on Form S-3 and 333-56161, 333-50806, 333-49732, 333-121073, 333-128441, 333-151184, and 333-155191 on Form S-8 of our reports dated February 23, 2009, relating to the consolidated financial statements of Sempra Energy and subsidiaries ("the Company") and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2008.

Our audits of the financial statements referred to in our aforementioned report relating to the consolidated financial statements also included the financial statement schedule of the Company, listed in Item 15.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 23, 2009

SAN DIEGO GAS & ELECTRIC COMPANY

To the Board of Directors and Shareholders of San Diego Gas & Electric Company:

We consent to the incorporation by reference in Registration Statement No. 333-133541 on Form S-3 of our reports dated February 23, 2009, relating to the consolidated financial statements of San Diego Gas & Electric Company and subsidiary ("the Company") and the effectiveness of the Company's internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of San Diego Gas & Electric Company for the year ended December 31, 2008.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 23, 2009

SOUTHERN CALIFORNIA GAS COMPANY

To the Board of Directors and Shareholders of Southern California Gas Company:

We consent to the incorporation by reference in Registration Statement No. 333-134289 on Form S-3 of our reports dated February 23, 2009, relating to the consolidated financial statements of Southern California Gas Company and subsidiaries (the "Company") and the effectiveness of the Company's internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2008.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PACIFIC ENTERPRISES

To the Board of Directors and Shareholders of Pacific Enterprises:

We have audited the consolidated financial statements of Pacific Enterprises and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 23, 2009; such consolidated financial statements and reports are included in your 2008 Annual Report to Shareholders and are incorporated by reference herein. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California
February 23, 2009

SCHEDULE I – SEMPRA ENERGY CONDENSED FINANCIAL INFORMATION OF PARENT

SEMPRA ENERGY
CONDENSED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)
	Years ended December 31,
	2008	2007	2006

Interest income	$104	$166	$188
Interest expense	(130)	(178)	(202)
Operation and maintenance	(64)	(105)	(120)
Other income (expense), net	(63)	58	21
Income tax benefits	93	38	61
Loss before equity in earnings of subsidiaries	(60)	(21)	(52)
Equity in earnings of subsidiaries	1,173	1,120	1,458
Net income	$1,113	$1,099	$1,406

Basic earnings per share:
Net income	$4.50	$4.24	$5.48
Weighted-average number of shares outstanding (thousands)	247,387	259,269	256,477

Diluted earnings per share:
Net income	$4.43	$4.16	$5.38
Weighted-average number of shares outstanding (thousands)	251,159	264,004	261,368
See Notes to Condensed Financial Information of Parent (Sempra Energy).

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2008	2007

Assets:
Cash and cash equivalents	$12	$6
Short-term investments	152	--
Due from affiliates	28	103
Income taxes receivable	299	210
Other current assets	9	31
Total current assets	500	350

Investments in subsidiaries	9,644	8,766
Due from affiliates	2,365	2,298
Other assets	811	784
Total assets	$13,320	$12,198

Liabilities and Shareholders' Equity:
Current portion of long-term debt	$300	$--
Due to affiliates	1,876	1,708
Other current liabilities	307	344
Total current liabilities	2,483	2,052

Long-term debt	2,233	1,290
Other long-term liabilities	635	517
Shareholders' equity	7,969	8,339
Total liabilities and shareholders' equity	$13,320	$12,198
See Notes to Condensed Financial Information of Parent (Sempra Energy).

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$173	$240	$322

Dividends received from subsidiaries	350	150	150
Expenditures for property, plant and equipment	(4)	(13)	(19)
Expenditures for short-term investments	(640)	--	--
Proceeds from sale of short-term investments	488	--	--
Increase in investments and other assets	(8)	(4)	(207)
Purchase of trust assets	(9)	(59)	(65)
Proceeds from sales by trust	2	21	19
Decrease (increase) in loans to affiliates, net	(149)	532	(23)
Cash provided by (used in) investing activities	30	627	(145)

Common stock dividends paid	(339)	(316)	(283)
Issuances of common stock	18	40	97
Repurchases of common stock	(1,018)	(185)	(37)
Issuances of long-term debt	1,247	82	--
Payments on long-term debt	(11)	(990)	(12)
Increase (decrease) in loans from affiliates, net	(102)	59	273
Other	8	22	29
Cash provided by (used in) financing activities	(197)	(1,288)	67

Increase (decrease) in cash and cash equivalents	6	(421)	244
Cash and cash equivalents, January 1	6	427	183
Cash and cash equivalents, December 31	$12	$6	$427
See Notes to Condensed Financial Information of Parent (Sempra Energy).

SEMPRA ENERGY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Sempra Energy accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.

Other Income (Expense), Net, on the Condensed Statements of Income includes $53 million of losses in 2008 and $27 million of gains in 2007 associated with investment earnings or losses on dedicated assets in support of our executive retirement and deferred compensation plans. It also included $57 million from Mexican peso exchange losses in 2008.

Equity in Earnings of Subsidiaries on the Condensed Statements of Income includes a loss of $26 million in 2007 and income of $315 million in 2006 related to discontinued operations.

Because of its nature as a holding company, Sempra Energy classifies dividends received from subsidiaries as an investing cash flow.

Note 2. Long-Term Debt

	December 31,	December 31,
(Dollars in millions)	2008	2007

9.8% Notes February 15, 2019	$500	$--
6.15% Notes June 15, 2018	500	--
6.0% Notes February 1, 2013	400	400
Notes at variable rates after fixed-to-floating swap	300	300
(5.06% at December 31, 2008) March 1, 2010
4.75% Notes May 15, 2009	300	300
8.9% Notes November 15, 2013	250	--
7.95% Notes March 1, 2010	200	200
Employee Stock Ownership Plan
Bonds at 5.781% (fixed rate to July 1, 2010) November 1, 2014	50	50
Bonds at variable rates (5.26% at December 31, 2008)	22	33
November 1, 2014
Market value adjustments for interest-rate swap, net	15	8
(expires March 1, 2010)
	2,537	1,291
Current portion of long-term debt	(300)	--
Unamortized discount on long-term debt	(4)	(1)
Total long-term debt	$2,233	$1,290

Maturities of long-term debt, excluding market value adjustments for the interest-rate swap, are $300 million in 2009, $500 million in 2010, $650 million in 2013 and $1.1 billion thereafter.

Additional information on Sempra Energy's long-term debt is provided in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Note 3. Commitments and Contingencies

For contingencies and guarantees related to Sempra Energy, refer to Notes 6 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

SCHEDULE I – PACIFIC ENTERPRISES CONDENSED FINANCIAL INFORMATION OF PARENT

PACIFIC ENTERPRISES
CONDENSED STATEMENTS OF INCOME
(Dollars in millions)
	Years ended December 31,
	2008	2007	2006

Interest and other income	$11	$23	$35
Expenses, interest and income taxes	7	15	23
Income before equity in earnings of subsidiaries	4	8	12
Equity in earnings of subsidiaries	244	230	223
Earnings applicable to common shares	$248	$238	$235
See Notes to Condensed Financial Information of Parent (Pacific Enterprises).

PACIFIC ENTERPRISES
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2008	2007

Assets:
Current assets	$72	$219
Investment in subsidiary	1,470	1,450
Due from affiliates long-term	457	457
Deferred charges and other assets	37	39
Total assets	$2,036	$2,165

Liabilities and Shareholders' Equity:
Due to affiliates	$84	$232
Other current liabilities	1	1
Total current liabilities	85	233
Long-term liabilities	11	16
Common equity	1,860	1,836
Preferred stock	80	80
Total liabilities and shareholders' equity	$2,036	$2,165
See Notes to Condensed Financial Information of Parent (Pacific Enterprises).

PACIFIC ENTERPRISES
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$5	$14	$38

Dividends received from subsidiaries	350	150	150
Increase in loans to affiliates, net	(1)	(9)	(33)
Other	--	(1)	(1)
Cash provided by investing activities	349	140	116

Common stock dividends paid	(350)	(150)	(150)
Preferred dividends paid	(4)	(4)	(4)
Cash used in financing activities	(354)	(154)	(154)

Change in cash and cash equivalents	--	--	--
Cash and cash equivalents, January 1	--	--	--
Cash and cash equivalents, December 31	$--	$--	$--
See Notes to Condensed Financial Information of Parent (Pacific Enterprises).

PACIFIC ENTERPRISES

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Pacific Enterprises accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.

Because of its nature as a holding company, Pacific Enterprises classifies dividends received from subsidiaries as an investing cash flow.

Note 2. Commitments and Contingencies

For contingencies related to Pacific Enterprises, refer to Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy:
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

Name/Title	Signature	Date
Principal Executive Officer: Donald E. Felsinger Chairman and Chief Executive Officer	/s/ Donald E. Felsinger	February 24, 2009

Principal Financial Officer: Mark A. Snell Executive Vice President and Chief Financial Officer	/s/ Mark A. Snell	February 24, 2009

Principal Accounting Officer: Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer	/s/ Joseph A. Householder	February 24, 2009

Directors:
Donald E. Felsinger, Chairman	/s/ Donald E. Felsinger	February 24, 2009

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 24, 2009

Richard A. Collato, Director	/s/ Richard A. Collato	February 24, 2009

Wilford D. Godbold, Jr., Director	/s/ Wilford D. Godbold, Jr.	February 24, 2009

William D. Jones, Director	/s/ William D. Jones	February 24, 2009

Richard G. Newman, Director	/s/ Richard G. Newman	February 24, 2009

William G. Ouchi, Director	/s/ William G. Ouchi	February 24, 2009

Carlos Ruiz, Director	/s/ Carlos Ruiz	February 24, 2009

William C. Rusnack, Director	/s/ William C. Rusnack	February 24, 2009

William P. Rutledge, Director	/s/ William P. Rutledge	February 24, 2009

Lynn Schenk, Director	/s/ Lynn Schenk	February 24, 2009

Neal E. Schmale, Director	/s/ Neal E. Schmale	February 24, 2009

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed Chairperson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chairperson, President and Chief Executive Officer	/s/ Debra L. Reed	February 24, 2009

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller and Chief Financial Officer	/s/ Robert M. Schlax	February 24, 2009

Directors:
Debra L. Reed, Chairperson	/s/ Debra L. Reed	February 24, 2009

Michael R. Niggli, Director	/s/ Michael R. Niggli	February 24, 2009

Mark A. Snell, Director	/s/ Mark A. Snell	February 24, 2009

Pacific Enterprises:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed Chairperson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chairperson, President and Chief Executive Officer	/s/ Debra L. Reed	February 24, 2009

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller and Chief Financial Officer	/s/ Robert M. Schlax	February 24, 2009

Directors:
Debra L. Reed, Chairperson	/s/ Debra L. Reed	February 24, 2009

Michael R. Niggli, Director	/s/ Michael R. Niggli	February 24, 2009

Mark A. Snell, Director	/s/ Mark A. Snell	February 24, 2009

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed Chairperson, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chairperson, President and Chief Executive Officer	/s/ Debra L. Reed	February 24, 2009

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller and Chief Financial Officer	/s/ Robert M. Schlax	February 24, 2009

Directors:
Debra L. Reed, Chairperson	/s/ Debra L. Reed	February 24, 2009

Michael R. Niggli, Director	/s/ Michael R. Niggli	February 24, 2009

Mark A. Snell, Director	/s/ Mark A. Snell	February 24, 2009

EXHIBIT INDEX

The Registration Statements and Forms S-8, 8-K, 10-K and 10-Q incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Enterprises/Pacific Lighting Corporation), Commission File Number 1-3779 (San Diego Gas & Electric Company) and/or Commission File Number 1-1402 (Southern California Gas Company).

The following exhibits relate to each registrant as indicated.
EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION
Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008 (Appendix B to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

3.2	Amended Bylaws of Sempra Energy effective December 4, 2007 (Sempra Energy Form 8-K filed on December 5, 2007, Exhibit 3(ii)).

3.3	Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 3.2).
San Diego Gas & Electric Company
3.4	Amended Bylaws of San Diego Gas & Electric effective August 4, 2003 (2007 SDG&E Form 10-K, Exhibit 3.01).

3.5	Amended and Restated Bylaws of San Diego Gas & Electric effective May 14, 2002 (2007 SDG&E Form 10-K, Exhibit 3.02).

3.6	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective November 10, 2006 (2006 SDG&E Form 10-K, Exhibit 3.02).
Pacific Enterprises / Southern California Gas Company
3.7	Amended and Restated Bylaws of Pacific Enterprises effective May 12, 2002 (2007 PE Form 10-K, Exhibit 3.01).

3.8	Amended Bylaws of Southern California Gas Company effective August 3, 2003 (2007 SoCalGas Form 10-K, Exhibit 3.02).

3.9	Amended and Restated Bylaws of Southern California Gas Company effective May 14, 2002 (2007 SoCalGas Form 10-K, Exhibit 3.03).

3.10	Restated Articles of Incorporation of Pacific Enterprises (1996 PE Form 10-K, Exhibit 3.01).

3.11	Restated Articles of Incorporation of Southern California Gas Company (1996 SoCalGas Form 10-K, Exhibit 3.01).

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
The companies agree to furnish a copy of each such instrument to the Commission upon request.
Sempra Energy
4.1	Description of rights of Sempra Energy Common Stock (Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008, Exhibit 3.1 above).
San Diego Gas & Electric Company
4.2

Description of preferences of Cumulative Preferred Stock, Preference Stock (Cumulative) and Series Preference Stock (SDG&E Amended and Restated Articles of Incorporation as of November 10, 2006, Exhibit 3.6 above).

Pacific Enterprises / Southern California Gas Company
4.3	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation, Exhibit 3.11 above).
Sempra Energy / San Diego Gas & Electric Company
4.4	Mortgage and Deed of Trust dated July 1, 1940 (SDG&E Registration Statement No. 2-49810, Exhibit 2A).

4.5	Ninth Supplemental Indenture dated as of August 1, 1968 (SDG&E Registration Statement No. 2-68420, Exhibit 2D).

4.6	Sixteenth Supplemental Indenture dated August 28, 1975 (SDG&E Registration Statement No. 2-68420, Exhibit 2E).

4.7	Thirtieth Supplemental Indenture dated September 28, 1983 (SDG&E Registration Statement No. 33-34017, Exhibit 4.3).
Sempra Energy / Pacific Enterprises / Southern California Gas Company
4.8

First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940, Exhibit B-4).

4.9

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

4.11	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956 (2006 Sempra Energy Form 10-K, Exhibit 4.09).

4.12	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965 (2006 Sempra Energy Form 10-K, Exhibit 4.10).

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

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / San Diego Gas & Electric Company / Pacific Enterprises / Southern California Gas Company
10.1	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.1).

10.2	Form of Nevada Antitrust Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.2).
Sempra Energy
10.3

Limited Liability Partnership Agreement, dated as of April 1, 2008, between Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings, VII B.V., RBS Sempra Commodities LLP and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.1).

10.4	Indemnity Agreement, dated as of April 1, 2008, between Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.2).

10.5	Master Confirmation for Share Purchase Agreement, dated as of April 1, 2008, between Sempra Energy and Merrill Lynch International (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.6

First amendment to the Master Formation and Equity Interest Purchase Agreement, dated as of April 1, 2008, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.3).

10.7

Master Formation and Equity Interest Purchase Agreement, dated as of July 9, 2007, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on July 9, 2007, Exhibit 10.2).

10.8	Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed May 4, 2001 (2001 Sempra Energy Form 10-K, Exhibit 10.01).
Sempra Energy / San Diego Gas & Electric Company
10.9	Operating Agreement between San Diego Gas & Electric and the California Department of Water Resources dated April 17, 2003 (2003 Sempra Energy Form 10-K, Exhibit 10.06).

10.10	Servicing Agreement between San Diego Gas & Electric and the California Department of Water Resources dated December 19, 2002 (2003 Sempra Energy Form 10-K, Exhibit 10.07).

Compensation
Sempra Energy / San Diego Gas & Electric Company / Pacific Enterprises / Southern California Gas Company
10.11	Sempra Energy 2008 Long Term Incentive Plan (Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.12	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

10.13	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.3).

10.14	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.15	Sempra Energy Amended and Restated Executive Life Insurance Plan.

10.16	Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan.

10.17	Form of Amended and Restated Sempra Energy Severance Pay Agreement.

10.18	Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan.

10.19	Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan.

10.20	Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.21	2003 Sempra Energy Executive Incentive Plan B (2003 Sempra Energy Form 10-K, Exhibit 10.10).

10.22	Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.23	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Sempra Energy Form 10-Q, Exhibit 10.3).

10.24	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective January 1, 2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

10.25	Amendment to the Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan.

10.26	Sempra Energy Amended and Restated Executive Medical Plan.

10.27	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (2007 Sempra Energy Form 10-K, Exhibit 10.09).

10.28	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option Agreement (2007 Sempra Energy Form 10-K, Exhibit 10.10).

10.29	Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.2).

Sempra Energy
10.30

Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other Eligible Individuals (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-155191 dated November 7, 2008, Exhibit 10.1).

10.31	Form of Sempra Energy 2008 Non-Employee Directors' Stock Plan, Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.5).

10.32	Sempra Energy Amended and Restated Sempra Energy Retirement Plan for Directors (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.7).

10.33	Neal Schmale Restricted Stock Award Agreement (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.8).

10.34	Form of Sempra Energy 1998 Non-Employee Directors' Stock Plan Non-Qualified Stock Option Agreement (2006 Sempra Energy Form 10-K, Exhibit 10.09).

10.35	Sempra Energy 1998 Non-Employee Directors' Stock Plan (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).
Nuclear
Sempra Energy / San Diego Gas & Electric Company
10.36	Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.37	Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.36 above)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.38

Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.36 above)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.39

Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.36 above)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.40

Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.36 above)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.41

Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generation Station (see Exhibit 10.36 above)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.42

Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.36 above)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.43

Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.36 above)(2003 Sempra Energy Form 10-K, Exhibit 10.42).

10.44	Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.45

First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.44 above)(1996 SDG&E Form 10-K, Exhibit 10.62).

10.46

Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.44 above)(1996 SDG&E Form 10-K, Exhibit 10.63).

10.47

Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.44 above)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.48

Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.44 above)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.49

Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.44 above)(2003 Sempra Energy Form 10-K, Exhibit 10.48).

10.50

Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E Form 10-K, Exhibit 10.6).

10.51

U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.
Pacific Enterprises
12.3	Pacific Enterprises Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

Southern California Gas Company
12.4	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.
EXHIBIT 13 -- ANNUAL REPORT TO SECURITY HOLDERS
Sempra Energy / San Diego Gas & Electric Company / Pacific Enterprises / Southern California Gas Company
13.1

Sempra Energy 2008 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of this Annual Report).

EXHIBIT 14 -- CODE OF ETHICS
San Diego Gas & Electric Company / Southern California Gas Company
14.1

Sempra Energy Code of Business Conduct and Ethics for Board of Directors and Senior Officers (also applies to directors and officers of San Diego Gas & Electric Company and Southern California Gas Company) (2006 SDG&E and SoCalGas Forms 10-K, Exhibit 14.01).

EXHIBIT 21 -- SUBSIDIARIES
Sempra Energy
21.1	Sempra Energy Schedule of Significant Subsidiaries at December 31, 2008.
Pacific Enterprises
21.2	Pacific Enterprises Schedule of Significant Subsidiaries at December 31, 2008.
EXHIBIT 23 -- CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE, PAGES 36 AND 37.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Pacific Enterprises
31.5	Statement of PE's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of PE's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.7	Statement of SoCalGas' Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.8	Statement of SoCalGas' Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Pacific Enterprises
32.5	Statement of PE's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of PE's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.7	Statement of SoCalGas' Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.8	Statement of SoCalGas' Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 99 -- ADDITIONAL EXHIBITS
Sempra Energy
99.1

RBS Sempra Commodities LLP and Subsidiaries – Consolidated Financial Statements as of December 31, 2008 and for the Period From April 1, 2008 (Date of Commencement) to December 31, 2008, and Report of Independent Registered Public Accounting Firm.

99.2	Sempra Energy Unaudited Pro Forma Condensed Statement of Consolidated Income for the Year Ended December 31, 2008.

GLOSSARY

APSC	Alabama Public Service Commission	LNG	Liquefied Natural Gas

Annual Report	2008 Annual Report to Shareholders	Mobile Gas	Mobile Gas Service Corporation

Bay Gas	Bay Gas Storage Company	MW	Megawatt

Bcf	Billion Cubic Feet (of natural gas)	NRC	Nuclear Regulatory Commission

CARB	California Air Resources Board	PE	Pacific Enterprises

CEC	California Energy Commission	PGE	Portland General Electric Company

CEQA	California Environmental Quality Act	QFs	Qualifying Facilities

CPUC	California Public Utilities Commission	RBS	The Royal Bank of Scotland plc

DOE	Department of Energy	RBS Sempra Commodities	RBS Sempra Commodities LLP

DWR	Department of Water Resources	Rockies Express	Rockies Express Pipeline LLC

Edison	Southern California Edison Company	RPS	Renewables Portfolio Standard

Elk Hills	Elk Hills Power	SDG&E	San Diego Gas & Electric Company

ERR	Eligible Renewable Energy Resource	Sempra Utilities	San Diego Gas & Electric Company and Southern California Gas Company

FERC	Federal Energy Regulatory Commission	SoCalGas	Southern California Gas Company

FSA	U.K. Financial Services Authority	SONGS	San Onofre Nuclear Generating Station

GHG	Greenhouse Gas	The Board	Sempra Energy’s board of directors

IOUs	Investor-Owned Utilities	The Plan	The Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other Eligible Individuals

ISFSI	Independent Spent Fuel Storage Installation	The Prior Plan	2008 Incentive Plan of EnergySouth, Inc.

ISO	Independent System Operator