Form 10-Q
period 2009-03-31
SEMPRA ENERGY
filed 2009-05-05
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		March 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2034

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-40	PACIFIC ENTERPRISES	California	94-0743670	No change
101 Ash Street
San Diego, California 92101
(619)696-2020

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
555 West Fifth Street
Los Angeles, California 90013
(213)244-1200

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Pacific Enterprises	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Pacific Enterprises		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock outstanding on April 30, 2009:

Sempra Energy	244,291,674 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Pacific Enterprises	Wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

This combined Form 10-Q is separately filed by Sempra Energy, San Diego Gas & Electric Company, Pacific Enterprises and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Part I - Item 1 sections are provided for each reporting company, except for the Notes to Condensed Consolidated Financial Statements. The Notes to Condensed Consolidated Financial Statements for all of the reporting companies are combined. All Items other than Part I – Item 1 are combined for the reporting companies.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended March 31,
	2009	2008*
	(unaudited)
REVENUES
Sempra Utilities	$1,642	$2,290
Sempra Global and parent	466	980
Total revenues	2,108	3,270
EXPENSES AND OTHER INCOME
Sempra Utilities:
Cost of natural gas	(540)	(1,235)
Cost of electric fuel and purchased power	(171)	(163)
Sempra Global and parent:
Cost of natural gas, electric fuel and purchased power	(268)	(409)
Other cost of sales	(17)	(136)
Operation and maintenance	(516)	(698)
Depreciation and amortization	(183)	(175)
Franchise fees and other taxes	(82)	(83)
Equity earnings:
RBS Sempra Commodities LLP	153	-
Other	7	6
Other income, net	3	19
Interest income	6	14
Interest expense	(82)	(60)
Income before income taxes and equity earnings of certain
unconsolidated subsidiaries	418	350
Income tax expense	(109)	(127)
Equity earnings, net of income tax	16	21
Net income	325	244
Earnings attributable to noncontrolling interests	(7)	-
Preferred dividends of subsidiaries	(2)	(2)
Earnings	$316	$242

Basic earnings per common share	$1.31	$0.94
Weighted-average number of shares outstanding, basic (thousands)	241,766	258,624

Diluted earnings per common share	$1.29	$0.92
Weighted-average number of shares outstanding, diluted (thousands)	245,017	262,671
Dividends declared per share of common stock	$0.39	$0.32
* As adjusted for the retrospective adoption of SFAS 160.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$720	$331
Short-term investments	176	176
Restricted cash	27	27
Trade accounts receivable, net	757	903
Other accounts and notes receivable, net	125	78
Income taxes receivable	2	195
Deferred income taxes	48	31
Inventories	150	320
Regulatory assets	122	121
Fixed-price contracts and other derivatives	123	160
Insurance receivable related to wildfire litigation (Note 10)	900	-
Other	177	134
Total current assets	3,327	2,476

Investments and other assets:
Regulatory assets arising from fixed-price contracts and other derivatives	263	264
Regulatory assets arising from pension and other postretirement
benefit obligations	1,210	1,188
Other regulatory assets	543	534
Nuclear decommissioning trusts	537	577
Investment in RBS Sempra Commodities LLP	1,958	2,082
Other investments	1,228	1,166
Goodwill and other intangible assets	531	539
Sundry	529	709
Total investments and other assets	6,799	7,059

Property, plant and equipment:
Property, plant and equipment	23,613	23,153
Less accumulated depreciation and amortization	(6,405)	(6,288)
Property, plant and equipment, net	17,208	16,865
Total assets	$27,334	$26,400
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2009	2008*
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$426	$503
Accounts payable - trade	444	606
Accounts payable - other	178	250
Due to unconsolidated affiliates	31	38
Dividends and interest payable	187	156
Accrued compensation and benefits	146	280
Regulatory balancing accounts, net	609	335
Current portion of long-term debt	921	410
Fixed-price contracts and other derivatives	196	180
Customer deposits	159	170
Reserve for wildfire litigation (Note 10)	900	-
Other	703	684
Total current liabilities	4,900	3,612
Long-term debt	6,044	6,544

Deferred credits and other liabilities:
Due to unconsolidated affiliate	102	102
Customer advances for construction	153	155
Pension and other postretirement benefit obligations, net of plan assets	1,508	1,487
Deferred income taxes	944	946
Deferred investment tax credits	55	57
Regulatory liabilities arising from removal obligations	2,402	2,430
Asset retirement obligations	1,177	1,159
Other regulatory liabilities	216	219
Fixed-price contracts and other derivatives	366	392
Deferred credits and other	875	909
Total deferred credits and other liabilities	7,798	7,856
Preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	-	-
Common stock (750 million shares authorized; 244 million and 243 million shares outstanding at March 31, 2009 and December 31, 2008, respectively;
no par value)	2,281	2,265
Retained earnings	6,456	6,235
Deferred compensation	(16)	(18)
Accumulated other comprehensive income (loss)	(474)	(513)
Total Sempra Energy shareholders' equity	8,247	7,969
Preferred stock of subsidiaries	100	100
Other noncontrolling interests	166	240
Total equity	8,513	8,309
Total liabilities and equity	$27,334	$26,400
* As adjusted for the retrospective adoption of SFAS 160.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008*
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$325	$244
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	183	175
Deferred income taxes and investment tax credits	(29)	(58)
Equity earnings	(176)	(27)
Other	49	32
Net change in other working capital components	491	390
Distribution from RBS Sempra Commodities LLP	305	-
Changes in other assets	10	(3)
Changes in other liabilities	(19)	(22)
Net cash provided by operating activities	1,139	731

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(492)	(544)
Proceeds from sale of assets	-	10
Expenditures for investments	(25)	(579)
Distributions from investments	5	4
Purchases of nuclear decommissioning and other trust assets	(45)	(134)
Proceeds from sales by nuclear decommissioning and other trusts	42	135
Other	(7)	(1)
Net cash used in investing activities	(522)	(1,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(86)	(82)
Preferred dividends paid by subsidiaries	(2)	(2)
Issuances of common stock	10	4
Repurchases of common stock	-	(2)
(Decrease) increase in short-term debt, net	(77)	566
Issuances of long-term debt	22	52
Payments on long-term debt	(6)	(10)
Purchase of noncontrolling interest	(94)	-
Other	5	(10)
Net cash (used in) provided by financing activities	(228)	516

Increase in cash and cash equivalents	389	138
Cash and cash equivalents, January 1	331	668
Cash and cash equivalents, March 31	$720	$806
* As adjusted for the retrospective adoption of SFAS 160.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$56	$50

Income tax (refunds) payments, net	$(52)	$9

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant
and equipment	$(117)	$(62)

Dividends declared but not paid	$98	$87
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008*
	(unaudited)
Operating revenues
Electric	$553	$501
Natural gas	179	245
Total operating revenues	732	746
Operating expenses
Cost of electric fuel and purchased power	171	163
Cost of natural gas	87	152
Operation and maintenance	181	187
Depreciation and amortization	77	77
Franchise fees and other taxes	41	38
Total operating expenses	557	617
Operating income	175	129
Other income, net	17	3
Interest income	-	2
Interest expense	(25)	(27)
Income before income taxes	167	107
Income tax expense	60	32
Net income	107	75
Earnings attributable to noncontrolling interest	(7)	-
Earnings	100	75
Preferred dividend requirements	1	1
Earnings attributable to common shares	$99	$74
* As adjusted for the retrospective adoption of SFAS 160.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40	$19
Short-term investments	24	24
Accounts receivable - trade	220	225
Accounts receivable - other	66	30
Due from unconsolidated affiliates	1	29
Income taxes receivable	-	22
Deferred income taxes	33	17
Inventories	64	62
Regulatory assets arising from fixed-price contracts and other derivatives	97	94
Other regulatory assets	7	8
Fixed-price contracts and other derivatives	30	39
Insurance receivable related to wildfire litigation (Note 10)	900	-
Other	11	15
Total current assets	1,493	584

Other assets:
Due from unconsolidated affiliate	4	4
Deferred taxes recoverable in rates	372	369
Regulatory assets arising from fixed-price contracts and other derivatives	263	264
Regulatory assets arising from pension and other postretirement
benefit obligations	402	393
Other regulatory assets	59	59
Nuclear decommissioning trusts	537	577
Sundry	34	154
Total other assets	1,671	1,820

Property, plant and equipment:
Property, plant and equipment	9,351	9,095
Less accumulated depreciation and amortization	(2,464)	(2,420)
Property, plant and equipment, net	6,887	6,675
Total assets	$10,051	$9,079
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2009	2008*
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$98	$-
Accounts payable	186	261
Income taxes payable	33	-
Due to unconsolidated affiliates	29	1
Regulatory balancing accounts, net	183	114
Customer deposits	52	53
Fixed-price contracts and other derivatives	74	77
Accrued compensation and benefits	49	105
Current portion of long-term debt	5	2
Reserve for wildfire litigation (Note 10)	900	-
Other	185	163
Total current liabilities	1,794	776
Long-term debt	2,161	2,142

Deferred credits and other liabilities:
Customer advances for construction	22	26
Pension and other postretirement benefit obligations, net of plan assets	427	419
Deferred income taxes	654	628
Deferred investment tax credits	26	26
Regulatory liabilities arising from removal obligations	1,177	1,212
Asset retirement obligations	558	550
Fixed-price contracts and other derivatives	327	347
Deferred credits and other	196	204
Total deferred credits and other liabilities	3,387	3,412
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,138	1,138
Retained earnings	1,366	1,417
Accumulated other comprehensive income (loss)	(11)	(13)
Total SDG&E shareholders' equity	2,493	2,542
Noncontrolling interest	137	128
Total equity	2,630	2,670
Total liabilities and equity	$10,051	$9,079
* As adjusted for the retrospective adoption of SFAS 160.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008*
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107	$75
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	77	77
Deferred income taxes and investment tax credits	5	3
Other	(12)	(3)
Net change in other working capital components	77	134
Changes in other assets	7	2
Changes in other liabilities	(16)	(10)
Net cash provided by operating activities	245	278

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(229)	(235)
Expenditures for short-term investments	-	(236)
Purchases of nuclear decommissioning trust assets	(43)	(134)
Proceeds from sales by nuclear decommissioning trusts	42	134
Decrease in loans to affiliates, net	33	-
Other	-	1
Net cash used in investing activities	(197)	(470)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(150)	-
Preferred dividends paid	(1)	(1)
Redemptions of preferred stock	-	(14)
Issuances of long-term debt	22	47
Increase in short-term debt, net	98	33
Capital contribution received by Otay Mesa VIE	4	-
Net cash (used in) provided by financing activities	(27)	65

Increase (decrease) in cash and cash equivalents	21	(127)
Cash and cash equivalents, January 1	19	158
Cash and cash equivalents, March 31	$40	$31

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$14	$15

Income tax payments (refunds), net	$1	$(1)

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant
and equipment	$(71)	$(53)

Dividends declared but not paid	$1	$1
* As adjusted for the retrospective adoption of SFAS 160.
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008
	(unaudited)

Operating revenues	$920	$1,556
Operating expenses
Cost of natural gas	455	1,087
Operation and maintenance	251	250
Depreciation	72	71
Franchise fees and other taxes	32	39
Total operating expenses	810	1,447
Operating income	110	109
Other income, net	1	-
Interest income	1	7
Interest expense	(17)	(17)
Income before income taxes	95	99
Income tax expense	36	41
Net income/Earnings	59	58
Preferred dividend requirements	1	1
Earnings attributable to common shares	$58	$57
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$593	$206
Accounts receivable - trade	455	572
Accounts receivable - other	30	20
Due from unconsolidated affiliates	40	5
Income taxes receivable	-	108
Inventories	39	167
Other regulatory assets	18	18
Other	64	37
Total current assets	1,239	1,133

Other assets:
Due from unconsolidated affiliates	454	457
Regulatory assets arising from pension and other postretirement
benefit obligations	808	795
Other regulatory assets	112	105
Sundry	43	49
Total other assets	1,417	1,406

Property, plant and equipment:
Property, plant and equipment	8,904	8,816
Less accumulated depreciation and amortization	(3,494)	(3,448)
Property, plant and equipment, net	5,410	5,368
Total assets	$8,066	$7,907
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2009	2008*
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable - trade	$183	$257
Accounts payable - other	125	163
Due to unconsolidated affiliates	84	106
Income taxes payable	12	-
Deferred income taxes	2	6
Regulatory balancing accounts, net	426	221
Customer deposits	105	114
Accrued compensation and benefits	63	92
Current portion of long-term debt	100	100
Other	235	213
Total current liabilities	1,335	1,272
Long-term debt	1,269	1,270
Deferred credits and other liabilities:
Customer advances for construction	132	131
Pension and other postretirement benefit obligations, net of plan assets	835	823
Deferred income taxes	172	157
Deferred investment tax credits	30	30
Regulatory liabilities arising from removal obligations	1,225	1,218
Asset retirement obligations	590	581
Deferred taxes refundable in rates	210	214
Deferred credits and other	249	251
Total deferred credits and other liabilities	3,443	3,405

Commitments and contingencies (Note 10)

Equity:
Preferred stock	80	80
Common stock (600 million shares authorized; 84 million shares outstanding;
no par value)	1,462	1,462
Retained earnings	484	426
Accumulated other comprehensive income (loss)	(27)	(28)
Total Pacific Enterprises shareholders' equity	1,999	1,940
Preferred stock of subsidiary	20	20
Total equity	2,019	1,960
Total liabilities and equity	$8,066	$7,907
* As adjusted for the retrospective adoption of SFAS 160.
See Notes to Condensed Consolidated Financial Statements.

PACIFIC ENTERPRISES AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59	$58
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	72	71
Deferred income taxes and investment tax credits	6	(3)
Other	2	1
Net change in other working capital components	357	458
Changes in other assets	7	3
Changes in other liabilities	(6)	(16)
Net cash provided by operating activities	497	572

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(112)	(116)
Decrease (increase) in loans to affiliates, net	3	(13)
Net cash used in investing activities	(109)	(129)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	-	(150)
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(1)	(151)

Increase in cash and cash equivalents	387	292
Cash and cash equivalents, January 1	206	59
Cash and cash equivalents, March 31	$593	$351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$9	$9

Income tax refunds	$(23)	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant
and equipment	$(15)	$(16)

Dividends declared but not paid	$1	$51
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008
	(unaudited)

Operating revenues	$920	$1,556
Operating expenses
Cost of natural gas	455	1,087
Operation and maintenance	251	249
Depreciation	72	71
Franchise fees and other taxes	32	39
Total operating expenses	810	1,446
Operating income	110	110
Other income, net	1	-
Interest income	1	3
Interest expense	(17)	(16)
Income before income taxes	95	97
Income tax expense	36	40
Net income/Earnings attributable to common shares	$59	$57
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$593	$206
Accounts receivable - trade	455	572
Accounts receivable - other	30	20
Due from unconsolidated affiliates	4	-
Income taxes receivable	-	41
Inventories	39	167
Other regulatory assets	18	18
Other	64	37
Total current assets	1,203	1,061

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	808	795
Other regulatory assets	112	105
Sundry	17	24
Total other assets	937	924

Property, plant and equipment:
Property, plant and equipment	8,903	8,814
Less accumulated depreciation and amortization	(3,494)	(3,448)
Property, plant and equipment, net	5,409	5,366
Total assets	$7,549	$7,351
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$183	$257
Accounts payable - other	125	163
Due to unconsolidated affiliates	34	23
Income taxes payable	15	-
Deferred income taxes	2	6
Regulatory balancing accounts, net	426	221
Customer deposits	105	114
Accrued compensation and benefits	63	92
Current portion of long-term debt	100	100
Other	233	211
Total current liabilities	1,286	1,187
Long-term debt	1,269	1,270
Deferred credits and other liabilities:
Customer advances for construction	132	131
Pension and other postretirement benefit obligations, net of plan assets	835	823
Deferred income taxes	182	167
Deferred investment tax credits	30	30
Regulatory liabilities arising from removal obligations	1,225	1,218
Asset retirement obligations	590	581
Deferred taxes refundable in rates	210	214
Deferred credits and other	240	240
Total deferred credits and other liabilities	3,444	3,404

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	689	630
Accumulated other comprehensive income (loss)	(27)	(28)
Total shareholders' equity	1,550	1,490
Total liabilities and shareholders' equity	$7,549	$7,351
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59	$57
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	72	71
Deferred income taxes and investment tax credits	6	(3)
Other	2	1
Net change in other working capital components	357	456
Changes in other assets	7	2
Changes in other liabilities	(4)	(15)
Net cash provided by operating activities	499	569

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(112)	(116)
Increase in loans to affiliates, net	-	(11)
Net cash used in investing activities	(112)	(127)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	-	(150)
Net cash used in financing activities	-	(150)

Increase in cash and cash equivalents	387	292
Cash and cash equivalents, January 1	206	59
Cash and cash equivalents, March 31	$593	$351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$8	$8

Income tax refunds	$(23)	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Decrease in accounts payable from investments in property, plant
and equipment	$(15)	$(16)

Dividends declared but not paid	$-	$50
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

PRINCIPLES OF CONSOLIDATION

Sempra Energy

Sempra Energy's Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 holding company, its consolidated subsidiaries, and a variable interest entity. Sempra Energy’s principal subsidiaries are the following:

▪

San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), which we collectively refer to as the Sempra Utilities; and

▪

Sempra Global, which is the holding company for Sempra Commodities, Sempra Generation, Sempra Pipelines & Storage, Sempra LNG and other, smaller businesses.

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control.

SDG&E

SDG&E's Condensed Consolidated Financial Statements include its accounts, the accounts of its sole subsidiary, SDG&E Funding LLC, and the accounts of Otay Mesa Energy Center LLC (Otay Mesa VIE), a variable interest entity of which SDG&E is the primary beneficiary, as discussed in Note 5 under "Variable Interest Entities."  SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy. The activities of SDG&E Funding LLC were substantially complete in 2007, and the entity was dissolved in 2008.

Pacific Enterprises and SoCalGas

The Condensed Consolidated Financial Statements of Pacific Enterprises include the accounts of Pacific Enterprises (PE) and its subsidiary, SoCalGas.  Sempra Energy owns all of PE’s common stock and PE owns all of SoCalGas’ common stock. SoCalGas’ Condensed Consolidated Financial Statements include its subsidiaries, which comprise less than one percent of its consolidated financial position and results of operations.

PE's operations consist solely of those of SoCalGas and additional items (e.g., cash, intercompany accounts and equity) attributable to being a holding company for SoCalGas.

BASIS OF PRESENTATION

This is a combined report of Sempra Energy, SDG&E, PE and SoCalGas. We provide separate information for SDG&E, PE and SoCalGas as required. When only information for SoCalGas is provided, it is the same for PE. References in this report to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, unless otherwise indicated by the context. We have eliminated intercompany accounts and transactions within each set of consolidated financial statements.

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature, except as we discuss below in "Presentation of Preferred Securities" and in Note 2.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008 (the Annual Report), which is a combined report for Sempra Energy, SDG&E, PE and SoCalGas.

Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes, except for the adoption of new accounting standards as we discuss in Note 2.

The Sempra Utilities account for the economic effects of regulation on utility operations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation.

Presentation of Preferred Securities

In connection with the adoption of Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160), as we discuss in Note 2, we evaluated the requirements of Emerging Issues Task Force (EITF) Topic No. 98, Classification and Measurement of Redeemable Securities (Topic D-98), with respect to the presentation of preferred securities. In previously issued financial statements, SDG&E classified certain preferred securities within the shareholders' equity section of the balance sheet. These preferred securities contain a contingent redemption feature that allows the holder to elect a majority of SDG&E's board of directors if dividends are not paid for eight consecutive quarters. Because such a redemption triggering event is not solely within the control of SDG&E, SDG&E has concluded that these preferred securities should have been presented separate from and outside of shareholders' equity in a manner consistent with temporary equity defined in Topic D-98. Although SDG&E believes that the effects are not material to the previously issued balance sheets, SDG&E has corrected the classification of these amounts as of December 31, 2008 for comparability purposes. This change, which affects preferred securities totaling $79 million at December 31, 2008 and March 31, 2009, affects only the balance sheet presentation of equity accounts and has no impact on earnings or on cash flows for any period presented.

NOTE 2. NEW ACCOUNTING STANDARDS

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

SEMPRA ENERGY, SDG&E, PE AND SOCALGAS

SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51" (SFAS 160): SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent.

SFAS 160 provides guidance on the following:

▪

how to report noncontrolling interests in a subsidiary in consolidated financial statements;

▪

the amount of consolidated net income attributable to the parent and to the noncontrolling interest; and

▪

changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

We adopted SFAS 160 on January 1, 2009, and the presentation and disclosure requirements must be applied retrospectively. Accordingly, Sempra Energy’s, SDG&E’s and PE's condensed consolidated financial statements at December 31, 2008 and for the three months ended March 31, 2008 have been reclassified to conform to the new presentation. The adoption of SFAS 160 had no impact on SoCalGas’ financial statements. The pronouncement also requires disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. We provide the required disclosure in Note 5.

SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" (SFAS 161): SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

SFAS 161 requires disclosures about the following:

▪

qualitative objectives and strategies for using derivatives;

▪

quantitative disclosures of fair value amounts, and gains and losses on derivative instruments and related hedged items; and

▪

credit-risk-related contingent features in derivative agreements.

We adopted SFAS 161 on January 1, 2009 and it is not required to be applied retrospectively. We provide the required disclosure in Note 7.

FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (FSP FAS 157-4): FSP FAS 157-4 concerns the determination of fair values for assets and liabilities when there is no active market or where the prices used might represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP also outlines factors to be used to determine whether there has been a significant decrease in the volume and level of activity for the assets and liabilities when compared with normal market activity.

FSP FAS 157-4 applies to us prospectively for interim and annual periods ending after June 15, 2009. We are in the process of evaluating the effects of this statement on our financial position and results of operations.

FSP FAS 107-1 and APB 28-1, "Interim Disclosures About Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1):  FSP FAS 107-1 and APB 28-1 requires disclosure about the carrying amount and fair value of financial instruments for interim periods.  Prior to the issuance of this FSP, this disclosure was required only for annual periods.

FSP FAS 107-1 and APB 28-1 applies to us prospectively for interim and annual periods ending after June 15, 2009. Our second quarter 2009 financial statements will include the additional disclosure.

FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-2):  FSP FAS 115-2 and FAS 124-2 establishes a new model for determining and recording other-than-temporary impairment for debt securities.

FSP FAS 115-2 and FAS 124-2 applies to us prospectively for interim and annual periods ending after June 15, 2009. We do not expect the effects of adopting this statement to have a material impact on our financial position or results of operations.

FSP FAS 132(R)-1, "Employers’ Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132(R)-1):  FSP FAS 132(R)-1 requires annual disclosure about the assets held in postretirement benefit plans, including a breakdown by the level of the assets and a reconciliation of any change in Level 3 assets during the year. It requires that disclosures include information about the following:

▪

valuation inputs, with detailed disclosure required about Level 3 assets

▪

asset categories, broken down to relevant detail

▪

concentration of risk in plan assets

FSP FAS 132(R)-1 applies to us prospectively for fiscal years ending after December 15, 2009.  Early application is permitted. We are in the process of evaluating the effect of this statement on our financial statement disclosures.

SEMPRA ENERGY

FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1): FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, they are required to be included when computing earnings per share (EPS) under the two-class method described in SFAS 128, Earnings per Share. All prior-period EPS data are to be adjusted retrospectively to conform with the provisions of this FSP. We adopted FSP EITF 03-6-1 on January 1, 2009 and it did not have a material impact on our EPS.

EITF Issue No. 08-6, "Equity Method Investment Accounting Considerations" (EITF 08-6):   EITF 08-6 clarifies accounting and impairment considerations involving equity method investments. We adopted EITF 08-6 on January 1, 2009 and it did not have a material impact on our financial position and results of operations.

EITF Issue No. 08-5, "Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement" (EITF 08-5): EITF 08-5 provides that an issuer of a liability with a third-party credit enhancement that is inseparable from the liability may not include the effect of the credit enhancement in the fair value measurement of the liability. We adopted EITF 08-5 on January 1, 2009 and it did not have a material impact on our financial position or results of operations.

NOTE 3. RECENT EQUITY TRANSACTION

SEMPRA PIPELINES & STORAGE

Sempra Midstream, a subsidiary of Sempra Pipelines & Storage, owned 60 percent of Mississippi Hub, LLC (Mississippi Hub) at December 31, 2008. On January 16, 2009, Sempra Midstream purchased the remaining 40-percent ownership interest of Mississippi Hub for $94 million in cash.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

SEMPRA ENERGY AND SDG&E

Available-for-Sale Securities

In March 2008, Sempra Energy and SDG&E purchased $177 million and $236 million, respectively, of industrial development bonds. In December 2008, SDG&E remarketed $237 million of these industrial development bonds. The remaining $176 million of industrial development bonds, $24 million of which are held by SDG&E, are classified as available-for-sale securities and included in Short-Term Investments on the Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008. Sempra Energy and SDG&E intend to remarket the bonds by the end of 2009 and will make any necessary modifications to the bonds' credit and liquidity support at the time of their remarketing to investors. We discuss the bonds further in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA COMMODITIES

On April 1, 2008, Sempra Energy and The Royal Bank of Scotland (RBS) completed the formation of RBS Sempra Commodities LLP (RBS Sempra Commodities), a United Kingdom limited liability partnership formed to own and operate the commodities-marketing businesses previously operated through wholly owned subsidiaries of Sempra Energy. We account for our investment in RBS Sempra Commodities under the equity method, and our share of partnership earnings is reported in the Sempra Commodities segment.

For the three months ended March 31, 2009, we had $153 million of pretax equity earnings from RBS Sempra Commodities. The partnership income that is distributable to us on an annual basis is computed on the partnership's basis of accounting, International Financial Reporting Standards (IFRS) as adopted by the European Union. For the three months ended March 31, 2009, this distributable income, on an IFRS basis, is $114 million. In the first quarter of 2009, we received the remaining distribution of 2008 partnership income of $305 million.

We have indemnified the partnership for certain litigation and tax liabilities related to the businesses purchased by the partnership. We recorded these obligations at a fair value of $5 million on April 1, 2008, the date we formed the partnership, and they are being amortized over 4 years.

We provide information regarding the Sempra Commodities segment in Note 11.

The following table shows summarized financial information for RBS Sempra Commodities (on a GAAP basis):

Three months ended
(Dollars in millions)	March 31, 2009
Gross revenues and fee income	$509
Gross profit	486
Income from continuing operations	236
Partnership net income	236

Available-for-Sale Securities

Sempra Commodities recorded purchases of available-for-sale securities of $1 million in the first quarter of 2008. Sempra Commodities had no sales and no impairment of available-for-sale securities in 2008 prior to the formation of RBS Sempra Commodities.

SEMPRA PIPELINES & STORAGE

Sempra Pipelines & Storage owns 43 percent of two Argentine natural gas utility holding companies, Sodigas Pampeana and Sodigas Sur. The Argentine economic decline and government responses (including Argentina’s unilateral, retroactive abrogation of utility agreements early in 2002) continue to adversely affect the operations of these Argentine utilities. In 2002, Sempra Pipelines & Storage initiated arbitration proceedings at the International Center for the Settlement of Investment Disputes (ICSID) under the 1994 Bilateral Investment Treaty between the United States and Argentina for recovery of the diminution of the value of its investments that has resulted from Argentine governmental actions. In September 2007, the tribunal officially closed the arbitration proceedings and awarded us compensation of $172 million, which includes interest up to the award date. In January 2008, Argentina filed an action at the ICSID seeking to annul the award. On March 5, 2009, the ICSID ordered Argentina to place $75 million in escrow within 120 days, as tangible evidence of its preparedness to comply in good faith, as a condition of a continued stay in the annulment case. We will not recognize the award until collectibility is assured.

NOTE 5. OTHER FINANCIAL DATA

VARIABLE INTEREST ENTITIES

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46(R)), requires an enterprise to consolidate a variable interest entity (VIE), as defined in FIN 46(R), if the company is the primary beneficiary of the VIE’s activities. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess

▪

the purpose and design of the VIE;

▪

the nature of the VIE's risks and the risks we absorb; and

▪

whether the variable interest holders will absorb a majority of the VIE's expected losses or receive a majority of its expected residual returns (or both).

SDG&E has a 10-year agreement to purchase power to be generated at the Otay Mesa Energy Center (OMEC), a 573-megawatt (MW) generating facility currently under construction and expected to be in commercial operation in the fourth quarter of 2009.

As defined in FIN 46(R), the facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary. SDG&E has no OMEC LLC voting rights and does not operate OMEC. We provide additional information about Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Accordingly, Sempra Energy and SDG&E have consolidated Otay Mesa VIE. Otay Mesa VIE's equity of $137 million at March 31, 2009 and $128 million at December 31, 2008 is included in Noncontrolling Interest on the Sempra Energy and SDG&E Condensed Consolidated Balance Sheets.

OMEC LLC has a project finance credit facility with third party lenders, secured by its assets, that provides for up to $377 million for the construction of OMEC. SDG&E is not a party to the credit agreement and does not have any additional implicit or explicit financial responsibility to Otay Mesa VIE. The loan matures in April 2019. Borrowings under the facility bear interest at rates varying with market rates. OMEC LLC had $278 million of outstanding borrowings under this facility at March 31, 2009. In addition, OMEC LLC has entered into interest-rate swap agreements to moderate its exposure to interest-rate changes on this facility. We provide additional information concerning the interest-rate swaps in Note 7.

Contracts, under which SDG&E acquires power from generation facilities otherwise unrelated to SDG&E, could result in a requirement for SDG&E to consolidate the entity that owns the facility. In accordance with FIN 46(R), SDG&E continues the process of determining if it has any such situations and, if so, gathering the information that would be needed to perform the consolidation. However, such information has not been made available to us and an evaluation of variable interests has not been completed for these entities that are grandfathered pursuant to FIN 46(R). The effects of any required consolidation are not expected to significantly affect the financial position, results of operations or liquidity of SDG&E.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$19	$18	$7	$6
Interest cost	43	42	14	14
Expected return on assets	(35)	(40)	(12)	(12)
Amortization of:
Prior service cost (credit)	1	1	-	(1)
Actuarial loss	6	2	1	-
Regulatory adjustment	(26)	(15)	(1)	1
Total net periodic benefit cost	$8	$8	$9	$8

NET PERIODIC BENEFIT COST -- SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$6	$6	$2	$2
Interest cost	12	12	2	2
Expected return on assets	(8)	(12)	(1)	(1)
Amortization of:
Prior service cost	1	-	1	1
Actuarial loss	4	1	-	-
Regulatory adjustment	(14)	(6)	-	(1)
Total net periodic benefit cost	$1	$1	$4	$3

NET PERIODIC BENEFIT COST -- SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$11	$10	$5	$4
Interest cost	25	25	11	11
Expected return on assets	(24)	(26)	(11)	(11)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss	-	-	1	-
Regulatory adjustment	(12)	(9)	(1)	2
Total net periodic benefit cost	$1	$1	$4	$5

Future Payments

The following table shows our year-to-date contributions to our pension and other postretirement benefit plans and the amounts we expect to contribute in 2009:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through March 31, 2009:
Pension plans	$14	$-	$-
Other postretirement benefit plans	9	4	5
Total expected contributions in 2009:
Pension plans	$161	$57	$74
Other postretirement benefit plans	48	17	29

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months ended March 31, 2009 and 2008. Basic EPS is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended
	March 31,
	2009	2008
Numerator:
Earnings	$316	$242

Denominator:
Weighted-average common shares outstanding for basic EPS	241,766	258,624
Dilutive effect of stock options, restricted stock awards and restricted stock units	3,251	4,047
Weighted-average common shares outstanding for diluted EPS	245,017	262,671

Earnings per share:
Basic	$1.31	$0.94
Diluted	$1.29	$0.92

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits or tax shortfalls, as defined by SFAS 123 (revised 2004), Share-Based Payment (SFAS 123(R)), are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price for common stock was greater than the average market price during the period. We had 3,153,534 and 1,474,287 of such stock options outstanding during the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2008, we had 2,500 stock options outstanding that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method. We had no such antidilutive stock options outstanding during the three months ended March 31, 2009.

The dilution from unvested restricted stock awards and units is also based on the treasury stock method. Assumed proceeds equal to the unearned compensation and windfall tax benefits or tax shortfalls related to the awards, as defined by SFAS 123(R), are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls are the difference between tax deductions we would receive upon the assumed vesting of restricted stock awards and units and the deferred income taxes we recorded related to the compensation expense on the restricted stock awards and units. We had 544,399 restricted stock units outstanding that were antidilutive during the three months ended March 31, 2008. There were no restricted stock awards or units outstanding that were antidilutive during the three months ended March 31, 2009.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $6 million and $8 million for the three months ended March 31, 2009 and 2008, respectively. Pursuant to our share-based compensation plans, we granted 868,200 non-qualified stock options, 37,200 restricted stock awards and 907,700 restricted stock units during the three months ended March 31, 2009, primarily in January 2009.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, at the Sempra Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months ended March 31, 2009 and 2008.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008
SDG&E:
AFUDC related to debt	$2	$2
AFUDC related to equity	6	6
Other capitalized financing costs	-	2
Total SDG&E	8	10

SoCalGas:
AFUDC related to debt	1	1
AFUDC related to equity	2	2
Total SoCalGas	3	3

Sempra Global:
Capitalized financing costs	22	26
Total Sempra Energy Consolidated	$33	$39

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

Sempra Energy, SDG&E and PE account for noncontrolling interests in their Condensed Consolidated Financial Statements under SFAS 160, as discussed in Note 2. The following two tables provide a reconciliation of Sempra Energy and SDG&E shareholders’ equity and noncontrolling interests for the three months ended March 31, 2009 and 2008. There were no changes in the equity of PE's noncontrolling interests in the three-month periods of 2009 or 2008.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2008	$7,969	$340	$8,309
Net income	318	7	325
Comprehensive income adjustments:
Foreign currency translation adjustments	26	-	26
Available-for-sale securities	9	-	9
Net actuarial gain	1	-	1
Financial instruments	3	(3)	-
Comprehensive income	357	4	361
Purchase of noncontrolling interest in subsidiary	(10)	(84)	(94)
Share-based compensation expense	10	-	10
Common stock dividends declared	(95)	-	(95)
Preferred dividends of subsidiaries	(2)	-	(2)
Issuance of common stock	14	-	14
Common stock released from ESOP	4	-	4
Equity contributed by noncontrolling interests	-	6	6
Balance at March 31, 2009	$8,247	$266	$8,513
Balance at December 31, 2007	$8,339	$248	$8,587
Net income	244	-	244
Comprehensive income adjustments:
Foreign currency translation adjustments	73	-	73
Available-for-sale securities	2	-	2
Net actuarial gain	1	-	1
Financial instruments	(18)	(5)	(23)
Comprehensive income	302	(5)	297
Share-based compensation expense	14	-	14
Common stock dividends declared	(84)	-	(84)
Preferred dividends of subsidiaries	(2)	-	(2)
Issuance of common stock	4	-	4
Tax benefit related to share-based compensation	1	-	1
Repurchase of common stock	(2)	-	(2)
Common stock released from ESOP	5	-	5
Equity contributed by noncontrolling interests	-	8	8
Balance at March 31, 2008	$8,577	$251	$8,828

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholders'	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2008	$2,542	$128	$2,670
Net income	100	7	107
Comprehensive income adjustments:
Financial instruments	2	(4)	(2)
Comprehensive income	102	3	105
Common stock dividends declared	(150)	-	(150)
Preferred stock dividends declared	(1)	-	(1)
Equity contributed by noncontrolling interests	-	6	6
Balance at March 31, 2009	$2,493	$137	$2,630
Balance at December 31, 2007	$2,200	$135	$2,335
Net income	75	-	75
Comprehensive income adjustments:
Financial instruments	-	(5)	(5)
Comprehensive income	75	(5)	70
Preferred stock dividends declared	(1)	-	(1)
Equity contributed by noncontrolling interests	-	7	7
Balance at March 31, 2008	$2,274	$137	$2,411

The amounts for comprehensive income in the tables above are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2009			2008
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$2	$-	$2	$(12)	$-	$(12)
Available-for-sale securities	3	-	3	-	-	-
Net actuarial gain	1	-	1	1	-	1

SDG&E:
Financial instruments	$1	$-	$1	$-	$(12)	$(12)

COMPREHENSIVE INCOME

The following table provides a reconciliation of net income to comprehensive income and the associated income tax expense (benefit) for PE and SoCalGas.

COMPREHENSIVE INCOME AND ASSOCIATED INCOME TAX EXPENSE (BENEFIT)
(Dollars in millions)
	Comprehensive Income		Income Tax Expense (Benefit)
	Three months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008
PE:
Net income	$59	$58	$-	$-
Financial instruments	1	(5)	1	(4)
Comprehensive income	$60	$53	$1	$(4)
SoCalGas:
Net income	$59	$57	$-	$-
Financial instruments	1	(5)	1	(4)
Comprehensive income	$60	$52	$1	$(4)

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra Pipelines & Storage has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of Sempra Pipelines & Storage’s Argentine investments, which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. The balance outstanding was $25 million at both March 31, 2009 and December 31, 2008. The loan bears interest at a variable rate of 8.435% at March 31, 2009. The loan is due in June 2009 and is fully reserved at March 31, 2009.

Loans from Unconsolidated Affiliates

Sempra Pipelines & Storage has a note payable, bearing interest at 6.73%, due to Chilquinta Energía Finance Co. LLC, an unconsolidated affiliate. The balance outstanding was $100 million at both March 31, 2009 and December 31, 2008. The note is secured by Sempra Pipelines & Storage’s investments in Chilquinta Energía S.A. and Luz del Sur S.A.A., which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other, which are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E, PE AND SOCALGAS
(Dollars in millions)
	March 31,	December 31,
	2009	2008
SDG&E
Current:
Due from Sempra Energy	$-	$20
Due from SoCalGas	-	8
Due from various affiliates	1	1
	$1	$29

Due to various affiliates	$-	$1
Due to SoCalGas	4	-
Due to Sempra Energy	25	-
	$29	$1

Income taxes due to Sempra Energy*	$62	$7

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.28% at March 31, 2009)	$4	$4

Pacific Enterprises
Current:
Due from Sempra Energy	$31	$-
Due from various affiliates	9	5
	$40	$5

Due to affiliate	$84	$83
Due to Sempra Energy	-	15
Due to SDG&E	-	8
	$84	$106

Income taxes due to (from) Sempra Energy*	$52	$(66)

Noncurrent:
Promissory note due from Sempra Energy, variable rate based on
short-term commercial paper rates (0.28% at March 31, 2009)	$454	$457

SoCalGas
Current:
Due from SDG&E	$4	$-

Due to Sempra Energy	$34	$15
Due to SDG&E	-	8
	$34	$23

Income taxes due to Sempra Energy*	$54	$1
*

SDG&E, PE and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies' having always filed a separate return.

Revenues from unconsolidated affiliates at the Sempra Utilities are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES
AT THE SEMPRA UTILITIES
(Dollars in millions)
	Three months ended
	March 31,
	2009	2008
SDG&E	$2	$4
SoCalGas	8	8

Transactions with RBS Sempra Commodities

Several of our business units engage in transactions with RBS Sempra Commodities. Amounts in our Condensed Consolidated Financial Statements related to these transactions are as follows:

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)
		Three months
		ended
		March 31, 2009
Revenues:
SoCalGas		$1
Sempra Commodities		2
Sempra Generation		1
Sempra LNG*		7
Total revenues		$11

Cost of natural gas:
SoCalGas		$4
Sempra Pipelines & Storage		6
Total cost of natural gas		$10

	March 31,	December 31,
	2009	2008
Fixed price contracts and other derivatives - Current Asset (Liability):
Sempra Generation	$16	$35
Sempra Pipelines & Storage	2	-
Sempra LNG	(40)	(44)
Total	$(22)	$(9)

Due to unconsolidated affiliates:
Sempra Commodities	$29	$29
Sempra Generation	-	6
Sempra Pipelines & Storage	2	3
Total	$31	$38

Due from unconsolidated affiliates:
Sempra Commodities	$1	$1
Sempra Generation	11	-
Sempra LNG	1	1
Parent and other	2	2
Total	$15	$4
*

Includes $5 million related to a marketing agreement with RBS Sempra Commodities which is subject to mark-to-market accounting. Under this agreement, which extends for five years beginning September 1, 2009, RBS Sempra Commodities will market natural gas that Sempra LNG purchases and does not sell under other contracts.

Revenues and Expenses with Unconsolidated Affiliates

For the quarter ended March 31, 2008, Sempra Commodities recorded $55 million of sales to unconsolidated affiliates.

OTHER INCOME (EXPENSE), NET

Other Income (Expense), Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended March 31,
	2009	2008
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$8	$8
Regulatory interest, net	-	(5)
Investment losses*	(17)	(4)
Gain on interest-rate swaps (Otay Mesa VIE)	10	-
Sundry, net**	2	20
Total	$3	$19
SDG&E:
Allowance for equity funds used during construction	$6	$6
Regulatory interest, net	-	(4)
Gain on interest-rate swaps (Otay Mesa VIE)	10	-
Sundry, net	1	1
Total	$17	$3
SoCalGas and PE:
Allowance for equity funds used during construction	$2	$2
Regulatory interest, net	-	(1)
Sundry, net	(1)	(1)
Total at SoCalGas and PE	$1	$-
*

Represents investment losses on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

**	2008 includes a $16 million cash payment received for the early termination of a capacity agreement for the Cameron LNG receipt terminal.

INCOME TAXES

Sempra Energy

For the three months ended March 31, 2009, Sempra Energy's effective tax rate was 26% compared to 36% for the three months ended March 31, 2008.  This decrease in effective tax rate was due to:

▪

a $9 million tax benefit in 2009 and a $7 million tax expense in 2008 due to Mexican currency translation and inflation adjustments;

▪

higher tax deductions at the Sempra Utilities, as discussed below;

▪

higher pretax income in countries with lower statutory rates; and

▪

planned solar investments at Sempra Generation.

SDG&E

For the three months ended March 31, 2009, SDG&E’s effective tax rate was 36% compared to 30% for the three months ended March 31, 2008.  This increase in effective tax rate was due to:

▪

$9 million favorable resolution in 2008 of prior years' income tax issues; offset by

▪

larger exclusions from taxable income in 2009 related to the equity portion of AFUDC.

PE and SoCalGas

For the three months ended March 31, 2009, PE's and SoCalGas’ effective tax rate was 38% compared to 41% for the three months ended March 31, 2008.  This decrease in effective tax rate was due to larger tax deductions for self-developed software costs.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At March 31, 2009, Sempra Energy had $4.3 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which are detailed below. Available unused credit on these lines at March 31, 2009 was $2.9 billion. We discuss the terms of our credit agreements in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

These amounts exclude lines of credit associated with Sempra Commodities, some of which we continue to guarantee, as we discuss below in "RBS Sempra Commodities." RBS has replaced Sempra Energy as guarantor on all uncommitted lines of credit associated with Sempra Commodities. To the extent that Sempra Energy's credit support arrangements, including Sempra Commodities' committed facilities, have not been terminated or replaced, RBS has indemnified Sempra Energy for any claims or losses arising in connection with those arrangements.

Sempra Global

Sempra Global has a $2.5 billion, three-year syndicated revolving credit agreement expiring in 2011. At March 31, 2009, Sempra Global had letters of credit of $17 million outstanding and no outstanding borrowings under the facility. The facility provides support for $878 million of commercial paper outstanding at March 31, 2009. At March 31, 2009, $600 million of the commercial paper outstanding has been classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt.

Sempra Generation

Sempra Generation has a $1 billion, three-year syndicated revolving credit agreement expiring in 2011. At March 31, 2009, Sempra Generation had no outstanding borrowings under the facility.

Sempra Utilities

SDG&E and SoCalGas have a combined $800 million, three-year syndicated revolving credit agreement expiring in 2011. The agreement permits each utility to individually borrow up to $600 million, subject to a combined limit of $800 million for both utilities. At March 31, 2009, SDG&E and SoCalGas had no outstanding borrowings under this facility. SDG&E had $98 million of commercial paper, $110 million of outstanding letters of credit and $237 million of variable-rate demand notes outstanding supported by this facility at March 31, 2009.

RBS Sempra Commodities

RBS is obligated to provide RBS Sempra Commodities with all growth capital, working-capital requirements and credit support. However, as a transitional measure, we continue to provide back-up guarantees for a portion of RBS Sempra Commodities’ trading obligations and for certain credit facilities with third party lenders pending novation (legal transfer) of the remaining trading obligations to RBS. Some of these back-up guarantees may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements. RBS has been greatly affected by the world-wide turmoil in banking and became indirectly controlled by the government of the United Kingdom in December 2008.

RBS Sempra Commodities’ net trading liabilities and credit facilities supported by Sempra Energy’s guarantees at March 31, 2009 were

▪

$905 million of net trading liabilities consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

▪

$500 million under a three-year revolving credit facility expiring on May 4, 2009.

Sempra Energy also has guaranteed $344 million of $1.72 billion of RBS Sempra Commodities' commitments under an additional credit facility expiring September 29, 2010. Extensions of credit under the committed facility, which total $798 million at March 31, 2009, are limited to and secured by a borrowing base consisting of receivables, inventories and other joint venture assets that are valued at varying percentages of current market value. At March 31, 2009, the gross market value of the borrowing base assets was $2.4 billion. The facility will be reduced and end as the borrowing base assets are transferred to RBS as established by the joint venture agreement.

OTHER GUARANTEES

Sempra Energy, Conoco Phillips (Conoco) and Kinder Morgan Energy Partners, L.P. (KMP) currently hold 25 percent, 24 percent and 51 percent ownership interests, respectively, in Rockies Express. Rockies Express is constructing a natural gas pipeline to link natural gas producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. Rockies Express has a $2 billion, five-year credit facility expiring in 2011 that provides for revolving extensions of credit that are guaranteed by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages.

Borrowings under the facility bear interest at rates varying with market rates plus a margin that varies with the credit ratings of the lowest-rated guarantor. The facility requires each guarantor to comply with various financial and other covenants comparable to those contained in its senior unsecured credit facilities. In the case of Sempra Energy, the primary requirement is that we maintain a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65 percent at the end of each quarter. Rockies Express had $1.9 billion of outstanding borrowings under this facility at March 31, 2009. In addition, Rockies Express had $600 million of floating rate notes outstanding at March 31, 2009 and maturing in September 2009 that are guaranteed by Sempra Energy, Conoco and KMP in proportion to their respective ownership percentages. The fair value to us of these guarantees is negligible.

WEIGHTED AVERAGE INTEREST RATES

At March 31, 2009, the weighted average interest rates on the total short-term debt outstanding at Sempra Energy and SDG&E, including commercial paper borrowings classified as long-term at Sempra Energy, were 2.83 percent and 0.25 percent, respectively.

INTEREST-RATE SWAPS

We discuss our fair value interest-rate swaps and interest-rate swaps to hedge cash flows in Note 7.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2009, we adopted SFAS 161 as discussed in Note 2. The adoption of SFAS 161 had no impact on our consolidated financial statements, but requires additional disclosures, which we provide below. Comparative disclosures for periods prior to the date of adoption are not required and we have not provided them.

We use derivative instruments primarily to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Generally, we use derivative instruments to manage commodity market risk and benchmark interest rate risk.

Our use of derivatives for these risks is integrated into the economic management of our anticipated revenues, anticipated expenses, assets and liabilities. Derivatives may be effective in mitigating these risks that could lead to declines in anticipated revenues or increases in anticipated expenses, or that our asset values may fall or our liabilities increase. Accordingly, our derivative activity summarized below generally represents an impact that is intended to offset associated revenues, expenses, assets or liabilities that are not presented below.

All derivatives are recorded at fair value on the Condensed Consolidated Balance Sheets. Each derivative is designated as 1) a cash flow hedge, 2) a fair value hedge, or 3) is undesignated. Depending on the applicability of hedge accounting and, for the Sempra Utilities, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in other comprehensive income (cash flow hedge), on the balance sheet (fair value hedges and regulatory offsets), or recognized in earnings.

In certain cases, we apply the normal purchase or sale exception to derivative accounting and have other commodity contracts that are not derivatives. These contracts are not recorded at fair value and are therefore excluded from the disclosures below.

HEDGE ACCOUNTING

We may designate a derivative as a cash flow hedging instrument if it effectively converts anticipated revenues or expenses to a fixed dollar amount. We may utilize cash flow hedge accounting for derivative commodity instruments and interest-rate instruments. Designating cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that a given future revenue or expense item may vary, and other criteria.

We may designate a derivative as a fair value hedging instrument if it effectively converts our own debt from a fixed interest rate to a variable rate, which results in fixing the fair value of the debt. We may utilize fair value hedge accounting for derivative interest-rate instruments. Designating fair value hedges is dependent on the instrument being used, the effectiveness of the instrument in offsetting changes in the fair value of our debt instruments, and other criteria.

ENERGY DERIVATIVES

Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business.

▪

The Sempra Utilities use natural gas energy derivatives, on their customers' behalf, with the objective of managing price risk and lowering natural gas costs. These derivatives include fixed price natural gas positions, options and basis risk instruments. The majority of these transaction programs are governed by risk management and transacting activity plans that have been filed with and approved by the California Public Utilities Commission (CPUC). Natural gas derivative activities are recorded as commodity costs. Commodity costs are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed

Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

▪

SDG&E is allocated and may purchase congestion revenue rights (CRRs), which serve to reduce electricity transmission risk on behalf of customers. Unrealized gains and losses do not impact earnings, as they are offset by regulatory account balances. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. We provide further discussion in Note 8.

▪

Sempra Generation uses natural gas and electricity instruments to market and optimize the earnings of their power generation fleet. Gains and losses associated with these derivatives are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪

Sempra LNG and Sempra Pipelines & Storage use natural gas derivatives to market and optimize the earnings of the LNG business and Sempra Pipelines & Storage's natural gas storage and transportation assets. Sempra LNG derivatives are undesignated and their impact on earnings is recorded in Sempra Global and Parent Revenues on the Condensed Consolidated Statements of Operations.  Sempra Pipelines & Storage derivatives are either designated as cash flow hedges or are undesignated. The impacts on earnings are recognized in Sempra Global and Parent Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

From time to time, our various businesses, including the Sempra Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel. These derivatives are typically accounted for as cash flow hedges.

We summarize net commodity derivative volumes as of March 31, 2009 as follows:

Business Unit and Commodity	Volume
Sempra Utilities:
SDG&E:
Natural gas	21 million MMBtu	*
Congestion revenue rights	22 million MWH	**
SoCalGas - natural gas	1 million MMBtu

Sempra Global:
Sempra LNG - natural gas	9 million MMBtu
Sempra Pipelines & Storage - natural gas	4 million MMBtu
Sempra Generation - electric power	1 million MWH
*	Million British Thermal units (of natural gas)
**	Megawatt hours

In addition to the amounts noted above, we frequently use commodity derivatives to manage risks associated with the physical locations of our customers, assets and other contractual obligations, such as gas purchases.

INTEREST-RATE DERIVATIVES

We are exposed to interest-rate changes primarily as a result of our current and expected use of financing. We periodically enter into interest-rate derivative agreements intended to moderate our exposure to interest-rate changes and to lower our overall costs of borrowing. We utilize fixed-to-floating interest-rate swaps, which are typically designated as fair-value hedges, as a means to achieve our targeted level of variable-rate debt as a percent of total debt. In addition, we utilize floating-to-fixed interest-rate derivatives, which are typically designated as cash flow hedges, to lock in interest-rates in anticipation of future financings.

Interest-rate derivatives are utilized by the Sempra Utilities as well as by other Sempra Energy subsidiaries. Although the Sempra Utilities generally recover borrowing costs in rates over time, and the use of interest-rate derivatives is subject to certain regulatory constraints, the impact of interest-rate derivatives may not be recovered from customers as timely as described above with regard to natural gas derivatives. Accordingly, interest-rate derivatives are generally accounted for as hedges at the Sempra Utilities, as at the rest of Sempra Energy's subsidiaries.

The net notional amount of our interest-rate derivatives as of March 31, 2009 was:

	March 31, 2009
(Dollars in millions)	Notional Debt	Maturities
Sempra Energy Consolidated*	$215-355	2009-2019
SDG&E*	285-375	2019
SoCalGas	150	2011
* Includes Otay Mesa VIE. All of SDG&E's interest-rate derivatives relate to Otay Mesa VIE.

FINANCIAL STATEMENT PRESENTATION

The following table provides the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of March 31, 2009:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2009
				Deferred
				credits
	Current		Current	and other
	assets:		liabilities:	liabilities:
	Fixed-price	Investments	Fixed-price	Fixed-price
	contracts	and other	contracts	contracts
Derivatives designated as hedging instruments	and other	assets:	and other	and other
under SFAS 133	derivatives	Sundry	derivatives	derivatives
Sempra Energy Consolidated:
Interest-rate instruments	$10	$8	$2	$1
Commodity contracts not subject to rate recovery	2	-	19	-
Offsetting commodity contracts	(3)	-	(3)	-
Total	$9	$8	$18	$1
SoCalGas:
Interest-rate instruments	$-	$8	$-	$-

Derivatives not designated as hedging instruments
under SFAS 133
Sempra Energy Consolidated:
Interest-rate instruments*	$-	$45	$13	$97
Commodity contracts not subject to rate recovery	229	2	235	4
Offsetting commodity contracts	(129)	(2)	(129)	(2)
Commodity contracts subject to rate recovery	31	12	92	9
Offsetting commodity contracts	(67)	(9)	(67)	(9)
Total	$64	$48	$144	$99
SDG&E:
Interest-rate instruments*	$-	$-	$13	$61
Commodity contracts subject to rate recovery	18	12	79	9
Offsetting commodity contracts	(54)	(9)	(54)	(9)
Total	$(36)	$3	$38	$61
SoCalGas:
Commodity contracts subject to rate recovery	$13	$-	$13	$-
Offsetting commodity contracts	(13)	-	(13)	-
Total	$-	$-	$-	$-
*	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges under SFAS 133 on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31, 2009
	Gain (loss) on derivative
	recognized in earnings
	Location	Amount
Sempra Energy Consolidated:
Interest-rate instruments*	Other Income, Net	$(6)
SoCalGas:
Interest-rate instrument*	Other Income, Net	$(2)
*

There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest-rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31, 2009
	Amount of pretax
	gain (loss)
	on derivative	Gain (loss) reclassified from AOCI
	recognized in OCI	into earnings (effective portion)
	(effective portion)	Location	Amount
Sempra Energy Consolidated:
Interest-rate instruments	$(3)	Interest Expense	$(3)
Commodity contracts not subject		Revenues: Sempra Global
to rate recovery	11	and Parent	17
Commodity contracts not subject		Cost of Natural Gas, Electric
to rate recovery	(4)	Fuel and Purchased Power	(5)
Commodity contracts not subject		Equity Earnings: RBS
to rate recovery	-	Sempra Commodities LLP	(9)
Total	$4		$-
SDG&E:
Interest-rate instruments	$-	Interest Expense	$(2)
SoCalGas:
Interest-rate instrument	$-	Interest Expense	$(1)

Sempra Energy expects that losses of $10 million, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified to earnings depend on the commodity prices and interest rates in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposures to the variability of cash flows, excluding interest payments on variable-rate debt, is 28 months at March 31, 2009.

SDG&E and SoCalGas expect that losses of a negligible amount and $3 million, respectively, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The effects of derivative instruments not designated as hedging instruments under SFAS 133 on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31, 2009
	Gain (loss) on derivative
	recognized in earnings
	Location	Amount
Sempra Energy Consolidated:
Interest-rate instruments*	Other Income, Net	$10
Commodity contracts not subject to rate recovery	Revenues: Sempra Global and Parent	(16)
Commodity contracts not subject to rate recovery	Cost of Natural Gas, Electric
	Fuel and Purchased Power	8
Commodity contracts subject to rate recovery	Cost of Electric Fuel
	and Purchased Power	(49)
Commodity contracts subject to rate recovery	Cost of Natural Gas	(1)
Total		$(48)
SDG&E:
Interest-rate instruments*	Other Income, Net	$10
Commodity contracts subject to rate recovery	Cost of Electric Fuel
	and Purchased Power	(49)
Total		$(39)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(1)
*	Related to Otay Mesa VIE. Sempra Energy Consolidated also includes offsetting instruments.

CONTINGENT FEATURES

For Sempra Energy and SDG&E, certain of our derivative instruments contain credit limits which vary depending upon our credit rating.  Generally, these provisions, if applicable, may reduce our credit limit if a specified credit rating agency reduces our rating. In certain cases, if our credit rating were to fall below investment grade, the counterparty to these derivative liability instruments could request immediate payment or demand immediate and ongoing full collateralization. For Sempra Energy and SDG&E, the total fair value of this group of derivative instruments in a net liability position at March 31, 2009 is $25 million. The aggregate fair value of assets that are already posted as collateral at March 31, 2009 is $6 million. As of March 31, 2009, if our credit rating were reduced below investment grade, $19 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E, PE and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contract. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

Derivative Positions Net of Cash Collateral

In accordance with FSP FIN 39-1, Amendment of FASB Interpretation No. 39, each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of offset exists.

The following table provides the amount of fair value of cash collateral receivables and payables that were offset against net derivative positions in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(Dollars in millions)	2009	2008
Receivables:
Sempra Energy Consolidated	$76	$63
SDG&E	61	52
SoCalGas	3	11
Payables:
Sempra Energy Consolidated	$37	$38

The following table provides the amount of fair value of cash collateral that was not offset in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(Dollars in millions)	2009	2008
Sempra Energy Consolidated	$13	$28
SDG&E	6	21
SoCalGas	5	7

Fair Value Hierarchy

We discuss the valuation techniques we use to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157), and our netting policy for derivative positions in Notes 1, 2 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. As required by SFAS 157, we classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

The determination of fair values incorporates various factors required under SFAS 157. These factors include not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests), but also the impact of the risk of our nonperformance on our liabilities.

The fair value of commodity derivative assets and liabilities is determined in accordance with our netting policy as discussed above.

RECURRING FAIR VALUE MEASURES -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of March 31, 2009
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Nuclear decommissioning trusts*	$385	$145	$-	$-	$530
Investments	1	176	-	-	177
Commodity derivatives	14	112	27	(37)	116
Other derivatives	-	63	-	-	63
Total	$400	$496	$27	$(37)	$886

Liabilities:
Commodity derivatives	$76	$146	$-	$(76)	$146
Other derivatives	-	114	-	-	114
Total	$76	$260	$-	$(76)	$260
	At fair value as of December 31, 2008
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Nuclear decommissioning trusts*	$421	$148	$-	$-	$569
Investments	1	176	-	-	177
Commodity derivatives	55	76	27	(38)	120
Other derivatives	-	76	-	-	76
Total	$477	$476	$27	$(38)	$942

Liabilities:
Commodity derivatives	$63	$110	$-	$(63)	$110
Other derivatives	-	130	-	-	130
Total	$63	$240	$-	$(63)	$240
* Excludes cash balances.

RECURRING FAIR VALUE MEASURES -- SDG&E
(Dollars in millions)
	At fair value as of March 31, 2009
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Nuclear decommissioning trusts*	$385	$145	$-	$-	$530
Commodity derivatives	6	-	27	-	33
Short-term investments	-	24	-	-	24
Total	$391	$169	$27	$-	$587

Liabilities:
Commodity derivatives	$61	$24	$-	$(61)	$24
Other derivatives	-	75	-	-	75
Total	$61	$99	$-	$(61)	$99
	At fair value as of December 31, 2008
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Nuclear decommissioning trusts*	$421	$148	$-	$-	$569
Commodity derivatives	21	-	27	-	48
Short-term investments	-	24	-	-	24
Total	$442	$172	$27	$-	$641

Liabilities:
Commodity derivatives	$52	$24	$-	$(52)	$24
Other derivatives	-	88	-	-	88
Total	$52	$112	$-	$(52)	$112
* Excludes cash balances.

RECURRING FAIR VALUE MEASURES -- SOCALGAS
(Dollars in millions)
	At fair value as of March 31, 2009
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Commodity derivatives	$5	$3	$-	$-	$8
Other derivatives	-	8	-	-	8
Total	$5	$11	$-	$-	$16

Liabilities:
Commodity derivatives	$3	$-	$-	$(3)	$-
	At fair value as of December 31, 2008
				Netting and
	Level 1	Level 2	Level 3	Collateral	Total
Assets:
Commodity derivatives	$8	$3	$-	$-	$11
Other derivatives	-	10	-	-	10
Total	$8	$13	$-	$-	$21

Liabilities:
Commodity derivatives	$11	$-	$-	$(11)	$-

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of net trading and other derivatives classified as Level 3 in the fair value hierarchy:

	Sempra Energy
	Consolidated		SDG&E
(Dollars in millions)	2009	2008	2009	2008
Balance as of January 1	$27	$401	$27	$7
Realized and unrealized losses	-	(82)	-	-
Purchases and issuances	-	24	-	-
Balance as of March 31	$27	$343	$27	$7
Change in unrealized gains (losses) relating to
instruments still held at March 31	$-	$(60)	$-	$-

There were no transfers in or out of Level 3 during the periods presented.

Gains and losses (realized and unrealized) for Level 3 recurring items are primarily related to the commodities-marketing businesses and are included in Revenues for Sempra Global and Parent on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008. With the sale of these businesses on April 1, 2008, Level 3 recurring activity was substantially reduced.

NOTE 9. SEMPRA UTILITIES’ REGULATORY MATTERS

POWER PROCUREMENT AND RESOURCE PLANNING

Sunrise Powerlink Electric Transmission Line

In December 2008, the California Public Utilities Commission (CPUC) issued a final decision authorizing SDG&E to construct a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region (Sunrise Powerlink). This line is designed to provide 1,000 MW of increased import capability into the San Diego area. The decision allows SDG&E to construct the Sunrise Powerlink along a route that would generally run south of the Anza-Borrego Desert State Park. The decision also approves the environmental impact review conducted jointly by the CPUC and the Bureau of Land Management (BLM) and establishes a total project cost cap of $1.883 billion, including approximately $190 million for environmental mitigation costs. In January 2009, the BLM issued its decision approving the project, route and environmental review. We provided the details of the CPUC's decision in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The CPUC decision is subject to rehearing before the CPUC and appeal to the California courts of appeal, or to the California Supreme Court. Parties wishing to appeal must first seek rehearing with the CPUC. The Utility Consumers Action Network (UCAN) and the Center for Biological Diversity/Sierra Club (CBD) timely applied for rehearing. We expect a CPUC decision on the rehearing requests in the second quarter of 2009.

The Sunrise Powerlink route crosses federal land and requires approvals from the BLM and the United States Forest Service (USFS). Three appeals of the BLM decision approving the segment of the route in its jurisdiction were filed by individuals, a community organization, and the Viejas Indian tribe in March 2009. The Interior Board of Land Appeals will review the appeals, and we expect a ruling in May 2009. SDG&E expects the USFS to issue a decision approving the segment of the route in its jurisdiction in the second quarter of 2009. The USFS decision is also subject to administrative and judicial appeals.

SDG&E commenced procurement activities in the first quarter of 2009, but before construction can begin additional agency permits, subject to administrative and judicial appeals, must be obtained. SDG&E expects the Sunrise Powerlink to be in commercial operation in 2012.

Renewable Energy

Certain California electric retail sellers, including SDG&E, are required to deliver 20 percent of their 2010 retail demand from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the California Energy Commission, are generally known as the Renewables Portfolio Standard (RPS) Program.

In February 2008, the CPUC issued a decision defining flexible compliance mechanisms that can be used to meet the RPS Program goals in 2010 and beyond, including clarifying rules within which insufficient transmission is a permissible reason for failing to satisfy the RPS Program goals. The CPUC is also expected to implement a renewable energy credits trading system by mid-2009, which would provide another mechanism to better enable SDG&E to meet its RPS goals.

SDG&E continues to aggressively secure renewable energy supplies to achieve the RPS Program goals. A substantial number of these supply contracts, however, are contingent upon many factors, including:

▪

access to electric transmission infrastructure (including SDG&E's Sunrise Powerlink transmission line);

▪

timely regulatory approval of contracted renewable energy projects;

▪

the renewable energy project developers' ability to obtain project financing and permitting; and

▪

successful development and implementation of the renewable energy technologies.

As previously noted, SDG&E expects the Sunrise Powerlink transmission line to be in operation in 2012. This would be too late to provide transmission capability to meet the RPS Program requirements for 2010 and 2011. Consequently, while SDG&E believes it will be able to comply with the RPS Program requirements based on its contracting activity and application of the flexible compliance and credits-trading mechanisms, SDG&E is unlikely to meet the RPS Program delivered-energy goal for those years and could be penalized. Without the application of the flexible compliance mechanisms, SDG&E's failure to attain the 20-percent goal in 2010, or any subsequent years' goals, could subject it to CPUC-imposed penalties of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year.

Solar Photovoltaic Program

In July 2008, SDG&E filed an application with the CPUC proposing to install solar photovoltaic panels in the San Diego area. These panels could potentially generate approximately 50 MW of direct current power (approximately equivalent to 35 MW of power to the electric grid). We estimate the cost of the program as filed in the application to be $250 million. SDG&E, UCAN and other interested parties submitted a settlement agreement in March 2009 which, if approved by the CPUC, would, among other provisions, reduce SDG&E's investment in the program to the lesser of $125 million or 26 MW (direct current). A CPUC decision is expected in the third quarter of 2009. If approved, we expect the program to be completed by 2013.

San Onofre Nuclear Generating Station (SONGS)

In March 2009, as part of Edison's 2009 General Rate Case, the CPUC granted SDG&E's request for an approximate $116 million base revenue requirement for 2009 (an approximate $10 million increase from its 2008 base revenue) to recover costs for its 20-percent ownership in SONGS. The final decision also grants SDG&E's request for approximately $13 million, a decrease of $2.7 million, for its share of SONGS refueling outage expenses (per refueling outage) in 2009. Since 2007, SDG&E has been fully recovering its share of SONGS' operating and maintenance costs.

UTILITY INCENTIVE MECHANISMS

The CPUC applies performance-based measures and incentive mechanisms to all California utilities. Under such measures or mechanisms, the Sempra Utilities have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals, rather than relying solely on expanding utility plant to increase earnings. Generally, for performance-based awards, if performance is above or below specific benchmarks, the utility is eligible for financial awards or subject to financial penalties. There are four general areas that operate under an incentive structure:

▪

employee safety

▪

energy efficiency programs

▪

natural gas procurement

▪

natural gas unbundled storage and system operator hub services

Incentive awards are included in our earnings when we receive the CPUC's approval of the award, if applicable. We would record penalties for results below the specified benchmarks in earnings when we believe it is more likely than not that the CPUC would assess a penalty. All award amounts discussed below are on a pretax basis.

Below are updates to these incentive mechanisms for activity within the first quarter of 2009. We provide additional information regarding these incentive mechanisms in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Energy Efficiency

In accordance with the mechanism, the Sempra Utilities filed, in the first quarter of 2009, for their energy efficiency awards for 2008 results. We expect a CPUC decision in the fourth quarter of 2009.

Natural Gas Procurement

In February 2009, the CPUC approved a SoCalGas gas cost incentive mechanism award of $6.5 million for core natural gas procurement activities in the 12-month period ended March 31, 2008, which SoCalGas recorded in the first quarter of 2009.

COST OF CAPITAL

The cost of capital proceeding determines the Sempra Utilities' authorized capital structure and the authorized rate of return that the Sempra Utilities may earn on their electric and natural gas distribution and electric generation assets.

SoCalGas filed a petition with the CPUC in April 2009 seeking to suspend its cost of capital Market Index Capital Adjustment Mechanism (MICAM). SoCalGas is asking to suspend the MICAM because the benchmarks used to determine whether the MICAM is triggered are not indicative of the risks and interest rates associated with the natural gas distribution business. Recently, actions taken by the U.S. Government to halt the collapse of the banking and financial system have driven down U.S. Treasury yields and would likely cause the MICAM to trigger in 2009, resulting in a downward adjustment to SoCalGas' return on capital on January 1, 2010 if interest rates do not increase from current levels. The estimated impact of the adjustment is $18 million lower annual earnings. SoCalGas believes such a change would be inappropriate given the rising cost of utility debt in prevailing tight credit markets. In its petition, SoCalGas proposes to suspend the MICAM and to file a full cost of capital application in 2010, to be effective January 2011. SoCalGas is expecting a CPUC decision on the petition in the third quarter of 2009.

ADVANCED METERING INFRASTRUCTURE

In April 2007, the CPUC approved SDG&E's request to install advanced meters with integrated two-way communications functionality, including electric remote disconnect and home area network capability. SDG&E estimates expenditures for this project of $572 million (including approximately $500 million in capital investment). This project involves replacing 1.4 million electric meters and 900,000 natural gas meters throughout SDG&E’s service territory. SDG&E began mass installation of the advanced meters in March 2009, and expects to complete the project by the end of 2011.

2007 WILDFIRES COST RECOVERY

SDG&E filed an application with the CPUC in March 2009 seeking to recover the incremental costs of replacing and repairing facilities damaged by the October 2007 wildfires in accordance with the CPUC rules governing incremental costs incurred as a result of a declared emergency or catastrophic event. SDG&E incurred a total of $112 million in costs associated with the 2007 wildfires. Of this amount, $82 million applies to facilities under CPUC jurisdiction and $30 million applies to facilities under Federal Energy Regulatory Commission (FERC) jurisdiction. Of the $82 million associated with CPUC facilities, $49.8 million is incremental, or not already included in customer rates. The Division of Ratepayer Advocates (DRA), an advisory committee of the CPUC representing ratepayers, filed a protest to SDG&E's request for recovery of the incremental costs requesting that the CPUC defer a decision on this filing until completion of the fire investigations.

In regard to the 2007 wildfires litigation, if SDG&E's ultimate liability, net of amounts recoverable from other defendants, were to exceed its $1.1 billion recoverable from its insurers, SDG&E would request authorization from the FERC and the CPUC to recover the excess amounts in utility rates. SDG&E is unable to reasonably predict the degree of success it may have in pursuing such requests or the timing of any recovery. We provide additional information regarding the wildfires in Note 10.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The uncertainties that exist in legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and could materially adversely affect our business, cash flows, results of operations, and financial condition.

We record reserves for legal proceedings in accordance with SFAS 5, Accounting for Contingencies (SFAS 5). At March 31, 2009, Sempra Energy's reserves for unresolved legal proceedings, on a consolidated basis, were $942 million. At March 31, 2009, SDG&E and SoCalGas had reserves for unresolved legal proceedings of $921 million and $12 million, respectively. Sempra Energy's and SDG&E's reserves include an increase of $900 million in the first quarter of 2009, which had no effect on earnings or cash flows as discussed more fully below under "SDG&E 2007 Wildfire Litigation."

SDG&E 2007 Wildfire Litigation

In October 2007, San Diego County experienced catastrophic wildfires. In July 2008, the California Department of Forestry and Fire Protection (Cal Fire) issued investigation reports stating that two fires (the Witch and Rice fires) were SDG&E "power line caused" and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications' fiber optic cable came into contact with an SDG&E power line "causing an arc and starting the fire." Cal Fire states that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties. The reports indicate that the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulted in two fatalities, injured approximately 40 firefighters and destroyed approximately 1,141 homes. Cal Fire is still investigating the perimeters of these two fires to determine the damages associated with each fire. In September 2008, the Consumer Protection and Safety Division of the CPUC issued a staff investigative report reaching substantially the same conclusions as the Cal Fire reports. However, the staff report also opines that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained as required by CPUC rules. In November 2008, the CPUC initiated investigations to determine whether SDG&E and Cox Communications violated any rules or regulations in connection with the fires.

More than 100 lawsuits, some of which seek class action certification, have been filed against SDG&E and Sempra Energy in San Diego County Superior Court seeking to recover damages in unspecified amounts, including punitive damages and other costs associated with the three fires. Plaintiffs include owners and insurers of properties that were damaged or destroyed and public entities seeking recovery of firefighting costs. They assert various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for damages resulting from a wildfire ignited by power lines. SDG&E has filed cross-complaints against Cox Communications seeking indemnification for any liability that SDG&E may incur that relates to the Guejito fire.

By April 2009, insurers representing 96 percent of the total California homeowner insurance market (homeowners' insurers) had paid out and reserved approximately $1.58 billion on more than 20,000 claims relating to the three fires. These include claims for approximately 950 of the 1,300 houses, mobile homes, and apartment units identified in public records as having been destroyed by the three fires. The litigation includes additional claims for uninsured and underinsured structures, firefighting costs, business interruption, evacuation expenses, agricultural damage, and personal injuries.

During 2009, SDG&E and its liability insurers have held a number of settlement discussions with the homeowners' insurers in the litigation. Although no settlements have yet been reached, based on the information provided in these discussions SDG&E has concluded that its potential exposure to the homeowners' insurers is reasonably estimable. Accordingly, SDG&E established a reserve of $900 million in the first quarter of 2009 that is recorded as a current liability in the Condensed Consolidated Balance Sheets and is fully offset by a current receivable of $900 million payable from SDG&E's $1.l billion of liability insurance, which we expect would be paid by the liability insurers directly to the homeowners' insurers. As a result, there is no effect on SDG&E's or Sempra Energy's first quarter 2009 earnings or cash flows from the recording of the reserve. SDG&E does not have sufficient information under SFAS 5 to reasonably estimate its potential exposure for other wildfire claims and, accordingly, SDG&E has not established a reserve for any wildfire claims other than those of the homeowners' insurers.

In light of the complexity of these matters and the large number of parties involved, the wildfire litigation, including any appeals, could take several years to be resolved. If SDG&E’s ultimate liability were to exceed its liability insurance coverage and amounts potentially recoverable from Cox Communications and other defendants, SDG&E would request authorization from the FERC and the CPUC to recover the excess amount in utility rates. SDG&E is unable to reasonably predict the degree of success it may have in pursuing such requests or the timing of any recovery.

California Department of Water Resources (DWR) Contract

In February 2002, the California Energy Oversight Board (CEOB) and the CPUC filed challenges at the FERC to the DWR's contracts with Sempra Generation and other power suppliers. After the FERC upheld the contracts in 2003, the CEOB and CPUC appealed to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals), challenging the FERC's application of the Mobile-Sierra doctrine's "public interest" standard of review to the contracts without having first determined that the contracts met a more rigorous "just and reasonable" standard of review. In June 2008, the United States Supreme Court (Supreme Court) ruled that the FERC was correct to apply the Mobile-Sierra doctrine (which presumes that contract rates are just and reasonable) absent a demonstration that one of the contracting parties engaged in unlawful market manipulation that directly affected contract rates. The Supreme Court ruled that the FERC should clarify its findings on this issue and consider whether the contract rates seriously harm the public interest.

At various times since the contract's inception, Sempra Generation and the DWR have also had disputes regarding the meaning of terms and performance of their agreement under which Sempra Generation sells electricity to the DWR. In 2002, in a state civil action, the DWR sought to void its contract with Sempra Generation, seeking damages, injunctive and declaratory relief, and $100 million in punitive damages. The DWR claims that Sempra Generation misrepresented its intention and ability to construct a temporary phase of one power project and, alternatively, breached its contract by failure to construct and deliver power from that phase. In June 2005, the California Court of Appeal reversed a previous summary judgment in favor of Sempra Generation. The Court concluded that the contract language was ambiguous and presented triable issues of material fact that must be addressed by further evidence and proceedings. The case was sent back to the trial court. In January 2007, the DWR added additional claims for fraud and breach of contract. In June 2008, the California Court of Appeal upheld the trial court's denial of Sempra Generation's motion to compel the DWR to arbitrate its new claims. The case was returned to the San Diego Superior Court for further proceedings. The case is scheduled for a jury trial in September 2009.

In February 2006, the DWR began an additional arbitration against Sempra Generation related to the manner in which Sempra Generation schedules its Mexicali plant. The DWR sought $100 million in damages and an order terminating the contract. Arbitration hearings were held in November 2008 and in January 2009, the arbitration panel issued a decision denying all of the DWR's claims.

In September 2008, the DWR initiated another arbitration proceeding against Sempra Generation, alleging that Sempra Generation had breached the parties’ agreement in various operational respects, and violated the order issued by the first arbitration panel relating to the amount refunded to the DWR and the manner in which Sempra Generation operates. The DWR seeks $60 million in damages and an order terminating the contract.

FERC Refund Proceedings

The FERC is investigating prices charged by various electric suppliers to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets. In December 2002, a FERC Administrative Law Judge (ALJ) issued preliminary findings indicating that the PX and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period. This amount is the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices. In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different benchmark of natural gas prices. This change would increase the refund obligations from $1.8 billion to more than $3 billion for the same time period.

Various parties, including Sempra Commodities, appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain short-term bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC should have considered other remedies for tariff violations that are alleged to have occurred prior to October 2, 2000. In April 2009, the Ninth Circuit Court of Appeals denied requests for rehearing of its August 2006 decision that Sempra Commodities and other entities filed and returned the matter to the FERC for further proceedings. The court's orders could be the subject of further appeals.

In August 2007, the Ninth Circuit Court of Appeals issued a decision reversing and remanding FERC orders declining to provide refunds in a related proceeding regarding short-term bilateral sales up to one month in the Pacific Northwest. The court found that some of the short-term sales between the DWR and various sellers (including Sempra Commodities) that had previously been excluded from the refund proceeding involving sales in the ISO and PX markets in California, were within the scope of the Pacific Northwest refund proceeding. In April 2009, the Ninth Circuit Court of Appeals denied requests for rehearing of its August 2007 decision that Sempra Commodities and other entities filed and returned the matter to the FERC for further proceedings. The court's orders could be the subject of further appeals.

In a separate complaint filed with the FERC in 2002, the California Attorney General challenged the FERC's authority to establish a market-based rate system and also contended that even if such a system were valid, electricity sellers had failed to comply with the FERC's quarterly reporting requirements. The Attorney General requested that the FERC order refunds from suppliers. The FERC dismissed the complaint and instead ordered sellers to restate their reports. After an appeal by the California Attorney General, the Ninth Circuit Court of Appeals upheld the FERC's authority to establish a market-based rate system, but stated that failure to file transaction-specific quarterly reports gave the FERC authority to order refunds with respect to jurisdictional sellers. The FERC is in the process of addressing these issues on remand.

In the cases described above, the FERC could order additional refunds or the disgorgement of profits. RBS Sempra Commodities has reserves for its estimate of the effect of the FERC's revision of the benchmark prices it will use to calculate refunds and other related developments. Pursuant to the agreements related to the formation of RBS Sempra Commodities, we have indemnified RBS related to these proceedings should the liability from the final resolution be greater than the reserves.

FERC Manipulation Investigation

The FERC has separately investigated whether there was manipulation of short-term energy markets in the western United States that would constitute violations of applicable tariffs and warrant disgorgement of associated profits. In May 2002, the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in various specific trading activities in violation of the PX and ISO tariffs.

In June 2003, the FERC ordered a number of entities, including Sempra Commodities, to show why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. In October 2003, Sempra Commodities agreed to pay $7.2 million in full resolution of these investigations. That liability was recorded as of December 31, 2003. The Sempra Commodities settlement was approved by the FERC in August 2004. Certain California parties sought rehearing of this order, which the FERC largely denied in November 2008. The California parties have appealed the FERC's orders to the Ninth Circuit Court of Appeals.

Other Litigation

Sempra Energy and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills, and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs. This lawsuit claims that various emissions resulted in cancer or fear of cancer. We have submitted the case to our insurers, who have reserved their rights with respect to coverage. In November 2006, the court granted the defendants' summary judgment motions based on lack of medical causation for the 12 initial plaintiffs scheduled to go to trial first. The court also granted summary judgment excluding punitive damages. The court has stayed the case as to the remaining plaintiffs pending the appeal of the rulings.

In 1998, we converted our traditional pension plans (other than the SoCalGas union employee plan) to cash balance plans. In July 2005, a lawsuit was filed against SoCalGas in the U.S. District Court for the Central District of California alleging that the conversion unlawfully discriminated against older employees and failed to provide required disclosure of a reduction in benefits. In October 2005, the court dismissed three of the four causes of action and, in March 2006, dismissed the remaining cause of action. Plaintiffs appealed to the Ninth Circuit Court of Appeals and, in August 2008, the court affirmed the dismissal of three of the four causes of action and reversed the District Court’s dismissal of the remaining cause of action. In November 2008, the Ninth Circuit Court of Appeals denied plaintiffs' request for rehearing.

RBS Sempra Commodities assumed litigation reserves related to Sempra Commodities, however, we have indemnified RBS should the liabilities from the final resolution of these matters be greater than the reserves.

We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, product liability, property damage and other claims. California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these cases.

Resolved Matters

We have accrued liabilities for resolved matters of:

▪

$363 million at Sempra Energy Consolidated

▪

$33 million at SDG&E

▪

$65 million at SoCalGas

These amounts are for settlements related to certain litigation arising out of the 2000 – 2001 California energy crisis, including the Continental Forge settlement and settlements of natural gas and electricity cases. We discussed the terms of these settlements in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

CONSTRUCTION AND DEVELOPMENT PROJECTS

Sempra Pipelines & Storage

Liberty Gas Storage (Liberty), as currently permitted, is a 17 billion cubic feet (Bcf) salt-cavern natural gas storage facility located in Calcasieu Parish, Louisiana, and related pipelines. The facilities are under construction by Sempra Pipelines & Storage and its 25-percent partner, Proliance Transportation and Storage, LLC. The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area liquefied natural gas (LNG) regasification terminals to an interstate natural gas transmission system and storage facilities. We estimate the total project cost to be approximately $250 million, and we have expended $208 million through March 31, 2009. Completion of the project has been delayed by subsurface and well-completion problems. Our corrective measures thus far have been unsuccessful. The partnership is considering all of its options on the best next steps. It is possible that the salt caverns may not go into service, or may have reduced capacity when placed in service. In the event the partnership determines to abandon the salt caverns, we would be required to take a charge to earnings of up to $65 million after tax.

We are continuing to pursue the development of an additional property acquired in 2006 with 11 Bcf of existing caverns and the capability to add significant additional capacity by mining new caverns. Total project costs for Liberty, including this expansion, are expected to be approximately $450 million to $500 million.

Energía Costa Azul LNG Receipt Terminal

Sempra LNG's Energía Costa Azul LNG receipt terminal in Baja California, Mexico, generates revenue under a capacity agreement with Shell México Gas Natural, expiring in 2028, that permits Shell to use one-half of the terminal's capacity. In April 2009, Shell assigned a portion of its terminal capacity at Energía Costa Azul to Gazprom, transferring all further rights and obligations with respect to the assigned capacity.

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $300 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $12.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $300 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E’s contribution would be up to $47 million. This amount is subject to an annual maximum of $7 million, unless a default occurs by any other SONGS owner. If SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance. In addition, the SONGS owners have up to $490 million insurance coverage for outage expenses and replacement power costs due to accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, then $2.8 million per week for up to 110 additional weeks. There is a 12-week waiting period deductible. These insurance coverages are provided through a mutual insurance company. Insured members are subject to retrospective premium assessments. SDG&E could be assessed up to $8.5 million.

The nuclear property insurance program includes an industry aggregate loss limit for non-certified acts of terrorism (as defined by the Terrorism Risk Insurance Act). The industry aggregate loss limit for property claims arising from non-certified acts of terrorism is $3.24 billion. This is the maximum amount that will be paid to insured members who suffer losses or damages from these non-certified terrorist acts.

NOTE 11. SEGMENT INFORMATION

We have five separately managed reportable segments, as follows:

1.

SDG&E provides electric service in California to San Diego and southern Orange counties and natural gas service to San Diego County.

2.

SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.

Sempra Commodities holds our investment in RBS Sempra Commodities, a joint venture with RBS. The partnership was formed on April 1, 2008 from our commodities-marketing businesses previously reported in this segment. The partnership's commodity trading businesses serve customers in natural gas, electricity, petroleum and petroleum products, and base metals.

Sempra Commodities also includes the operating results of Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

4.

Sempra Generation develops, owns and operates electric power plants in California, Nevada, Arizona and Mexico to serve wholesale electricity markets in North America.

5.

Sempra Pipelines & Storage develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities in the United States and Mexico, and companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. We are currently pursuing the sale of our interests in the Argentine utilities, which we discuss further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra Pipelines & Storage also operates a small natural gas distribution utility in Southwest Alabama.

We evaluate each segment's performance based on its contribution to Sempra Energy's reported earnings. The Sempra Utilities operate in essentially separate service territories, under separate regulatory frameworks and rate structures set by the CPUC. The Sempra Utilities' operations are based on rates set by the CPUC and the FERC. We describe the accounting policies of our segments in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets.

Amounts labeled as "all other" in the following tables consist primarily of parent organizations and Sempra LNG.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2009		2008
REVENUES
SDG&E	$732	35%	$746	23%
SoCalGas	920	44	1,556	47
Sempra Commodities	13	1	457	14
Sempra Generation	297	14	446	14
Sempra Pipelines & Storage	132	6	93	3
All other	32	1	(10)	-
Adjustments and eliminations	-	-	(6)	-
Intersegment revenues	(18)	(1)	(12)	(1)
Total	$2,108	100%	$3,270	100%
INTEREST EXPENSE
SDG&E	$25		$27
SoCalGas	17		16
Sempra Commodities	3		12
Sempra Generation	4		4
Sempra Pipelines & Storage	7		2
All other	61		37
Intercompany eliminations	(35)		(38)
Total	$82		$60
INTEREST INCOME
SDG&E	$-		$2
SoCalGas	1		3
Sempra Commodities	-		7
Sempra Generation	3		2
Sempra Pipelines & Storage	4		3
All other	33		35
Intercompany eliminations	(35)		(38)
Total	$6		$14
DEPRECIATION AND AMORTIZATION
SDG&E	$77	42%	$77	44%
SoCalGas	72	40	71	41
Sempra Commodities	-	-	6	3
Sempra Generation	14	8	14	8
Sempra Pipelines & Storage	10	5	2	1
All other	10	5	5	3
Total	$183	100%	$175	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$60		$32
SoCalGas	36		40
Sempra Commodities	37		39
Sempra Generation	12		31
Sempra Pipelines & Storage	12		4
All other	(48)		(19)
Total	$109		$127

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended March 31,
	2009		2008
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Commodities	$153		$-
Sempra Generation	-		2
Sempra Pipelines & Storage	10		8
All other	(3)		(4)
Total	$160		$6
Earnings recorded net of tax:
Sempra Pipelines & Storage	$16		$18
Sempra Commodities	-		3
Total	$16		$21
EARNINGS (LOSSES)
SDG&E*	$99	31%	$74	31%
SoCalGas*	59	19	57	23
Sempra Commodities	114	36	59	24
Sempra Generation	43	13	45	19
Sempra Pipelines & Storage	37	12	26	11
All other	(36)	(11)	(19)	(8)
Total	$316	100%	$242	100%
EXPENDITURES FOR PROPERTY, PLANT &
EQUIPMENT
SDG&E	$229	46%	$235	43%
SoCalGas	112	23	116	21
Sempra Commodities	-	-	21	4
Sempra Generation	3	1	11	2
Sempra Pipelines & Storage	76	15	59	11
All other	72	15	102	19
Total	$492	100%	$544	100%

	March 31, 2009		December 31, 2008
ASSETS
SDG&E	$10,051	37%	$9,079	34%
SoCalGas	7,549	28	7,351	28
Sempra Commodities	1,964	7	2,092	8
Sempra Generation	1,961	7	1,860	7
Sempra Pipelines & Storage	3,991	14	4,060	15
All other	2,718	10	2,843	11
Intersegment receivables	(900)	(3)	(885)	(3)
Total	$27,334	100%	$26,400	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Commodities	$1,958		$2,082
Sempra Generation	198		198
Sempra Pipelines & Storage	861		796
All other	28		30
Total	$3,045		$3,106
* After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements contained in this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2008 Annual Report on Form 10-K (Annual Report), and "Risk Factors" contained in our Annual Report and Part II of this Form 10-Q.

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company whose business units provide electric, natural gas and other energy products and services to their customers. Our operations are divided principally between the Sempra Utilities and Sempra Global. The Sempra Utilities consist of two California regulated public utility companies, 1) San Diego Gas & Electric Company (SDG&E) and 2) Southern California Gas Company (SoCalGas). Sempra Global consists of businesses engaged in providing energy products and services.

This report includes information for the following separate registrants:

▪

Sempra Energy and its consolidated entities

▪

SDG&E

▪

Pacific Enterprises (PE), the holding company for SoCalGas

▪

SoCalGas

References in this report to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context.

PE's operations consist solely of those of SoCalGas and additional items (e.g., cash, intercompany accounts and equity) attributable to being a holding company for SoCalGas.

Below are the summary descriptions of our operating business units.

SEMPRA BUSINESS UNITS

The Sempra Utilities consist of SDG&E and SoCalGas.

SEMPRA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric distribution and transmission, and natural gas distribution	▪ Provides electricity to 3.4 million consumers (1.4 million meters) ▪ Provides natural gas to 3.1 million consumers (840,000 meters)	Serves the county of San Diego, CA and southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 20.5 million (5.7 million meters)	Southern California and portions of Central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global's principal business units, which provide energy-related products and services, are

▪

Sempra Commodities

▪

Sempra Generation

▪

Sempra Pipelines & Storage

▪

Sempra LNG

SEMPRA GLOBAL
	MARKET	GEOGRAPHIC REGION
SEMPRA COMMODITIES RBS Sempra Commodities, a joint venture with The Royal Bank of Scotland (RBS), a commodities- marketing business	▪ Natural gas; natural gas liquids ▪ Power ▪ Petroleum and petroleum products ▪ Coal ▪ Emissions ▪ Ethanol ▪ Base metals	▪ Global
SEMPRA GENERATION Develops, owns and operates electric power plants	▪ Wholesale electricity	▪ U.S.A. ▪ Mexico
SEMPRA PIPELINES & STORAGE Develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities, and natural gas and electric service providers	▪ Natural gas ▪ Electricity	▪ U.S.A. ▪ Mexico ▪ Argentina ▪ Chile ▪ Peru
SEMPRA LNG Develops, owns and operates receipt terminals for importing liquefied natural gas (LNG)	▪ Natural gas	▪ U.S.A. ▪ Mexico

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪

Overall results of our operations and factors affecting those results

▪

Our business unit results

▪

Significant changes in revenues, costs and earnings between periods

In the three months ended March 31, 2009, our earnings increased $74 million (31%) to $316 million primarily due to higher earnings at Sempra Commodities and SDG&E.

Diluted earnings per share increased by $0.37 per share, $0.28 per share from increased earnings and $0.09 per share from a reduction in shares outstanding, primarily as a result of our $1 billion share repurchase in 2008.

The following table shows our earnings by business unit, which we discuss below in "Business Unit Results."

EARNINGS BY BUSINESS UNIT
(Dollars in millions)
	Three months ended March 31,
	2009		2008
Sempra Utilities:
SDG&E*	$99	31%	$74	31%
SoCalGas*	59	19	57	23
Sempra Global:
Sempra Commodities**	114	36	59	24
Sempra Generation	43	13	45	19
Sempra Pipelines & Storage	37	12	26	11
Sempra LNG	(7)	(2)	(9)	(4)
Parent and other***	(29)	(9)	(10)	(4)
Earnings	$316	100%	$242	100%
*		After preferred dividends.
**

Results for 2009 include our portion of RBS Sempra Commodities' joint venture earnings and interest, income taxes, cost allocations and other items associated with the joint venture. Results for 2008 include 100% of the commodities-marketing businesses. Both 2009 and 2008 include the results of Sempra Rockies Marketing.

***

Includes after-tax interest expense ($34 million for the three months ended March 31, 2009 and $15 million for the three months ended March 31, 2008), intercompany eliminations recorded in consolidation and certain corporate costs incurred at Sempra Global.

BUSINESS UNIT RESULTS

The following section is a discussion of earnings by business unit, as it appears in the table above.

BUSINESS UNIT EARNINGS -- SEMPRA UTILITIES
(Dollars in millions)

SDG&E

SDG&E business unit earnings were

▪

$99 million in the first three months of 2009 ($100 million before preferred dividends)

▪

$74 million in the first three months of 2008 ($75 million before preferred dividends)

The increase of $25 million (34%) was due to:

▪

$16 million higher authorized margin due to the implementation of the 2008 General Rate Case (GRC) decision in the third quarter 2008;

▪

$8 million higher CPUC authorized margin and lower operation and maintenance expenses; and

▪

$6 million primarily from the favorable resolution of litigation in 2009; offset by

▪

$9 million from the favorable resolution of prior years' income tax issues in 2008.

SoCalGas

SoCalGas business unit earnings were

▪

$59 million in the first three months of 2009

▪

$57 million in the first three months of 2008

The increase of $2 million (4%) was due to $3 million higher authorized margin due to the implementation of the 2008 GRC decision in the third quarter 2008.

BUSINESS UNIT EARNINGS (LOSSES) -- SEMPRA GLOBAL
(Dollars in millions)

Sempra Commodities

Sempra Commodities recorded business unit earnings of:

▪

$114 million in the first three months of 2009

▪

$59 million in the first three months of 2008

Results for the first quarter of 2009 primarily represent our equity earnings from RBS Sempra Commodities, formed on April 1, 2008. Results for the first quarter of 2008 represent 100% of the commodities-marketing businesses' earnings until the formation of the joint venture. The 2008 results included a $17 million write-down related to a counterparty credit issue.

Sempra Generation

Sempra Generation recorded business unit earnings of:

▪

$43 million in the first three months of 2009

▪

$45 million in the first three months of 2008

The decrease of $2 million (4%) included

▪

$9 million lower earnings from operations primarily due to plant scheduled major maintenance and associated downtime in 2009; offset by

▪

$8 million lower taxes related to Sempra Generation's planned solar investments and Mexican currency translation and inflation adjustments.

Sempra Pipelines & Storage

Sempra Pipelines & Storage recorded business unit earnings of:

▪

$37 million in the first three months of 2009

▪

$26 million in the first three months of 2008

The increase of $11 million (42%) was primarily due to

▪

$9 million higher earnings from the commencement of LNG-related pipeline operations in Mexico in the second quarter of 2008; and

▪

$6 million earnings from the operations of Mobile Gas acquired in October 2008; offset by

▪

$7 million lower earnings due to foreign currency exchange-rate effects, primarily from its investments in Chile.

Mobile Gas typically reports its highest earnings in the first quarter, when heating demand is stronger due to colder weather.

Sempra LNG

Sempra LNG recorded losses of:

▪

$7 million in the first three months of 2009

▪

$9 million in the first three months of 2008

The decrease in losses of $2 million (22%) included

▪

$9 million improved mark-to-market results related to a natural gas marketing agreement with RBS Sempra Commodities; offset by

▪

a $10 million after-tax cash payment received in 2008 for the early termination of a capacity agreement for the Cameron LNG receipt terminal.

Parent and Other

Losses for Parent and Other were

▪

$29 million in the first three months of 2009

▪

$10 million in the first three months of 2008

The increase in losses of $19 million (190%) was due to:

▪

$14 million higher net interest expense; and

▪

$8 million higher investment losses on dedicated assets in support of our executive retirement and deferred compensation plans due to market declines. This amount is net of the reduction in deferred compensation liability associated with the investments.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E, PE and SoCalGas.

Sempra Utilities Revenues

The current regulatory framework permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed on to customers substantially as incurred. However, SoCalGas' Gas Cost Incentive Mechanism (GCIM) provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above market-based monthly benchmarks. The mechanism permits full recovery of costs incurred when average purchase costs are within a price range around a monthly benchmark price. Any higher costs or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

The regulatory framework permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to core customers. The differences in cost between estimates and actual are recovered in the next year through rates.

Sempra Utilities: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for Sempra Energy, SDG&E and SoCalGas for the three-month periods ended March 31. The Sempra Energy amounts reflect SDG&E and SoCalGas revenues, net of intercompany transactions. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues.

SEMPRA ENERGY CONSOLIDATED
NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Volumes in billion cubic feet, dollars in millions)
			Transportation
	Natural Gas Sales		and Exchange		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2009:
Residential	95	$851	-	$1	95	$852
Commercial and industrial	36	264	66	51	102	315
Electric generation plants	-	-	55	14	55	14
Wholesale	-	-	7	2	7	2
	131	$1,115	128	$68	259	1,183
Other revenues						24
Balancing accounts*						(116)
Total						$1,091
2008:
Residential	108	$1,293	-	$2	108	$1,295
Commercial and industrial	36	396	73	35	109	431
Electric generation plants	-	-	58	21	58	21
Wholesale	-	-	7	2	7	2
	144	$1,689	138	$60	282	1,749
Other revenues						44
Balancing accounts*						(1)
Total						$1,792
* We discuss balancing accounts and their effects in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

During the three months ended March 31, 2009, our natural gas revenues decreased by $701 million (39%) to $1.1 billion, and the cost of natural gas decreased by $695 million (56%) to $540 million. The decrease in revenues was primarily due to substantially lower natural gas prices in 2009. To a lesser extent, the decrease was due to lower sales volumes resulting from a milder winter in 2009.

SDG&E
NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Volumes in billion cubic feet, dollars in millions)
			Transportation
	Natural Gas Sales		and Exchange		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2009:
Residential	11	$127	-	$-	11	$127
Commercial and industrial	5	37	2	3	7	40
Electric generation plants	-	-	17	5	17	5
	16	$164	19	$8	35	172
Other revenues						8
Balancing accounts						(1)
Total*						$179
2008:
Residential	14	$180	-	$-	14	$180
Commercial and industrial	5	56	2	3	7	59
Electric generation plants	-	-	18	7	18	7
	19	$236	20	$10	39	246
Other revenues						6
Balancing accounts						(7)
Total*						$245
* Includes sales to affiliates of $1 million in 2008.

During the three months ended March 31, 2009, SDG&E's natural gas revenues decreased by $66 million (27%) to $179 million, and the cost of natural gas decreased by $65 million (43%) to $87 million. The decrease in revenues was primarily due to substantially lower natural gas prices in 2009 and, to a lesser extent, lower volumes resulting from a milder winter in 2009.

SOCALGAS
NATURAL GAS SALES, TRANSPORTATION AND EXCHANGE
(Volumes in billion cubic feet, dollars in millions)
			Transportation
	Natural Gas Sales		and Exchange		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2009:
Residential	84	$724	-	$1	84	$725
Commercial and industrial	31	227	64	48	95	275
Electric generation plants	-	-	38	9	38	9
Wholesale	-	-	40	4	40	4
	115	$951	142	$62	257	1,013
Other revenues						22
Balancing accounts						(115)
Total*						$920
2008:
Residential	94	$1,113	-	$2	94	$1,115
Commercial and industrial	31	340	71	32	102	372
Electric generation plants	-	-	40	14	40	14
Wholesale	-	-	44	6	44	6
	125	$1,453	155	$54	280	1,507
Other revenues						43
Balancing accounts						6
Total*						$1,556
* Includes sales to affiliates of $8 million in each of 2009 and 2008.

During the three months ended March 31, 2009, SoCalGas' natural gas revenues decreased by $636 million (41%) to $920 million, and the cost of natural gas decreased by $632 million (58%) to $455 million. The decrease in revenues was primarily due to substantially lower natural gas prices in 2009 and, to a lesser extent, lower volumes resulting from a milder winter in 2009.

Sempra Utilities: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for Sempra Energy and SDG&E. Sempra Energy amounts are net of intercompany transactions. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

During the three months ended March 31, 2009, electric revenues increased by $53 million (11%) to $551 million at Sempra Energy and by $52 million (10%) to $553 million at SDG&E, and the cost of electric fuel and purchased power increased by $8 million (5%) to $171 million. The increase in revenues was primarily due to:

▪

$24 million due to the implementation of the 2008 GRC decision in the third quarter of 2008;

▪

$13 million higher authorized electric distribution, transmission and generation margins;

▪

$8 million increase in cost of electric fuel and purchased power; and

▪

$6 million higher recoverable expenses that are fully offset in operation and maintenance expenses.

ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	2009		2008
Customer class	Volumes	Revenue	Volumes	Revenue
Sempra Energy Consolidated:
Residential	1,927	$269	2,009	$220
Commercial	1,665	204	1,687	160
Industrial	545	58	553	42
Direct access	740	25	765	23
Street and highway lighting	27	3	26	3
	4,904	559	5,040	448
Other revenues		36		30
Balancing accounts		(44)		20
Total		$551		$498
SDG&E:
Residential	1,927	$269	2,009	$220
Commercial	1,665	204	1,687	160
Industrial	548	58	556	43
Direct access	740	25	765	23
Street and highway lighting	27	3	26	3
	4,907	559	5,043	449
Other revenues		38		32
Balancing accounts		(44)		20
Total*		$553		$501
* Includes sales to affiliates of $2 million in 2009 and $3 million in 2008.

We do not include in the Condensed Consolidated Statements of Operations the commodity costs (and the revenues to recover those costs) associated with long-term contracts that are allocated to SDG&E by the California Department of Water Resources (DWR). However, we do include the associated volumes and distribution revenues in the table above. We provide further discussion of these contracts in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Global and Parent Revenues and Cost of Sales

During the three months ended March 31, 2009, our Sempra Global and Parent revenues decreased by $514 million (52%) to $466 million. The decrease included

▪

$444 million lower revenues from Sempra Commodities due to the sale of  the commodities-marketing businesses to our joint venture, RBS Sempra Commodities, on April 1, 2008; and

▪

$149 million lower revenues at Sempra Generation, primarily due to lower natural gas and power prices; offset by

▪

increased revenues at Sempra Pipelines & Storage and Sempra LNG, primarily from completed projects going into service in 2008.

During the three months ended March 31, 2009, our cost of natural gas, electric fuel and purchased power decreased by $141 million (34%) to $268 million. The decrease was primarily associated with the lower revenues at Sempra Commodities and Sempra Generation. Other cost of sales for Sempra Global and Parent decreased by $119 million (88%) to $17 million primarily due to the sale of the commodities-marketing businesses in the second quarter of 2008.

Operation and Maintenance

Sempra Energy

For the three months ended March 31, 2009, our operation and maintenance expenses decreased by $182 million (26%) to $516 million. The expenses in 2008 included $214 million at our commodities-marketing businesses.

Equity Earnings (Losses) Before Income Taxes

Sempra Energy

In the first three months of 2009, the pretax equity earnings from our investment in the newly-formed RBS Sempra Commodities were $153 million. We provide additional information about this investment's earnings in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Other Income, Net

Sempra Energy

For the three months ended March 31, 2009, other income, net, decreased by $16 million (84%) to $3 million. The decrease was due to $13 million higher investment losses on dedicated assets in support of our executive retirement and deferred compensation plans. In addition, our 2008 other income included a $16 million cash payment received for the early termination of a capacity agreement for the Cameron LNG receipt terminal. These decreases were offset by $10 million of interest-rate swap gain for Otay Mesa VIE at SDG&E in 2009. The gain is offset in Earnings Attributable to Noncontrolling Interests on the Condensed Consolidated Statements of Operations for Sempra Energy and SDG&E.

Interest Expense

Sempra Energy

During the three months ended March 31, 2009, our interest expense increased by $22 million (37%) to $82 million. The increase was primarily due to long-term debt issued at Parent and Other in 2008.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E, PE and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2009		2008
	Income Tax	Effective	Income Tax	Effective
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$109	26%	$127	36%
SDG&E	60	36	32	30
PE	36	38	41	41
SoCalGas	36	38	40	41

Sempra Energy

In the first three months of 2009, Sempra Energy's income tax expense decreased by $18 million (14%) due to a lower effective income tax rate resulting from:

▪

a $9 million tax benefit in 2009 and a $7 million tax expense in 2008 due to Mexican currency translation and inflation adjustments;

▪

higher tax deductions at the Sempra Utilities, as discussed below;

▪

higher pretax income in countries with lower statutory rates; and

▪

planned solar investments at Sempra Generation.

The impact of the lower effective tax rate was partially offset by higher pretax income.

SDG&E

In the first three months of 2009, SDG&E's income tax expense increased by $28 million (88%) primarily due to higher pretax income and an increase in the effective tax rate resulting from:

▪

$9 million favorable resolution in 2008 of prior years' income tax issues; offset by

▪

larger exclusions from taxable income in 2009 related to the equity portion of allowance for funds used during construction.

PE and SoCalGas

In the first three months of 2009, income tax expense decreased by $5 million (12%) at PE and by $4 million (10%) at SoCalGas due to lower effective tax rates. The decrease in the effective tax rates was due to larger tax deductions for self-developed software costs.

Earnings

We discuss variations in Sempra Energy's earnings by business unit above in "Business Unit Results."

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends.  In addition, we expect to meet a portion of our cash requirements through the issuance of short-term and long-term debt.

Our committed lines of credit provide liquidity and support commercial paper.  They expire in August 2011.  At Sempra Energy, they are syndicated broadly among 20 different banks and at the Sempra Utilities, among 17 different banks.  No single bank has greater than a 10.7 percent share in any single facility.

The table below shows the amount of available funds at March 31, 2009:

AVAILABLE FUNDS AT MARCH 31, 2009
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	PE/SoCalGas
Unrestricted cash and cash equivalents	$720	$40	$593
Available unused credit*	2,942	155	355
*

Borrowings on the shared line of credit at SDG&E and PE/SoCalGas are limited to $600 million for each utility and $800 million in total. SDG&E's available funds reflect letters of credit outstanding of $110 million, $98 million of commercial paper and variable-rate demand notes outstanding of $237 million supported by the line. SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

Sempra Energy

We believe that these available funds and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to:

▪

finance capital expenditures

▪

meet liquidity requirements

▪

fund shareholder dividends

▪

fund any new business acquisitions or start-ups

However, the recent global credit crisis has severely affected the availability and cost of both short-term and long-term financing.  If cash flows from operations were to be significantly reduced or we were to be unable to borrow under acceptable terms, we would reduce or postpone discretionary capital expenditures and investments in new businesses.  If these measures were necessary, they would primarily impact our Sempra Global businesses, as credit availability for the Sempra Utilities has not been significantly impacted by the credit crisis.  Discretionary expenditures at Sempra Global would include projects that we have not yet made firm commitments to build, primarily renewable generation facilities.  We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-quality ratings.

We have significant investments in several trusts to provide for future payments of pensions and other retirement benefits, and nuclear decommissioning.  Although all of our trust funds’ investments are diversified and managed in compliance with all laws and regulations, the value of the investments in these trusts continued to decline in the first quarter of 2009, as they did in 2008.  This decrease in asset values has not affected the funds’ abilities to make their required payments, however we expect funding requirements for pension and other postretirement benefit plans to increase.  At the Sempra Utilities, funding requirements are generally recoverable in rates.

On February 20, 2009, our board of directors approved an increase to our quarterly common stock dividend to $0.39 per share ($1.56 annually), an increase of $0.04 per share ($0.16 annually) or 11 percent. Our target annual dividend payment ratio is 35 percent to 40 percent of earnings.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Utilities

The Sempra Utilities expect that cash flows from operations and security issuances will continue to be adequate to meet utility capital expenditure requirements.  Due to the extended review period associated with the Sunrise Powerlink project and the resultant delay in initiating construction activities, SDG&E declared and paid a $150 million common dividend to Sempra Energy in the first quarter of 2009.  However, the level of future common dividends from SDG&E and SoCalGas may be affected during periods of increased capital expenditures.  The level of future common dividends from PE is dependent upon common dividends paid by SoCalGas.  Sempra Energy may make additional equity contributions to SDG&E or SoCalGas to support the Sempra Utilities' capital expenditure programs.

Sempra Commodities

On April 1, 2008, we completed the formation of RBS Sempra Commodities, a partnership to own and operate Sempra Energy's commodities-marketing businesses, which generally comprised the Sempra Commodities business unit.  RBS is obligated to provide the joint venture with all growth capital, working-capital requirements and credit support.  However, we are providing transitional back-up guarantees and credit support, some of which may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements.

We account for our investment in the partnership under the equity method.  RBS Sempra Commodities intends to distribute all of its net income on an annual basis, although the distributions are within the discretion of the board of directors of the partnership.  In limited cases, the partnership may retain earnings allocable to the partners to replenish capital depleted through losses.  In March 2009, we received $305 million from the partnership, representing our remaining share of 2008 partnership income after 2008 distributions. We provide additional information about RBS Sempra Commodities in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Generation

Projects at Sempra Generation have been financed through a combination of operating cash flow, project financing, funds from the parent and external borrowings.

Sempra Generation's long-term power sale contracts may contain collateral requirements.  The DWR contract does not contain such requirements.  The collateral arrangements require Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies if Sempra Generation fails to deliver the contracted amounts. Sempra Generation had no outstanding collateral requirements under such contracts at March 31, 2009.

Sempra Pipelines & Storage

Sempra Pipelines & Storage is expected to require funding from the parent or from external sources to fund projects, including:

▪

development and expansion of its natural gas storage projects

▪

participation in the development of the Rockies Express natural gas pipeline

Sempra LNG

Sempra LNG requires funding for its development of LNG receiving facilities. While our credit facilities and other Sempra Energy sources are expected to be adequate for these requirements, we may decide to use project financing if there is an advantage in doing so. As projects under construction are put in service, Sempra LNG is expected to provide operating cash flow for further development within Sempra Global.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2009	2009 Change		2008
Sempra Energy Consolidated	$1,139	$408	56%	$731
SDG&E	245	(33)	(12)	278
PE	497	(75)	(13)	572
SoCalGas	499	(70)	(12)	569

Sempra Energy

Cash provided by operating activities at Sempra Energy increased in 2009 due to:

▪

a $305 million distribution from RBS Sempra Commodities LLP for the remaining share of our 2008 partnership income;

▪

a $210 million lower decrease in accounts payable, (the large 2008 decrease was at Sempra Commodities prior to the sale of the commodities-marketing businesses to RBS Sempra Commodities);

▪

a $76 million decrease in accounts receivable in 2009 compared to a $72 million increase in 2008, primarily due to lower natural gas prices in 2009; offset by

▪

a $296 million working capital change related to inventory decreases at SoCalGas, as discussed below.

SDG&E

Cash provided by operating activities at SDG&E decreased in 2009 primarily due to an increase of $2 million in inventory in 2009 compared to a $51 million decrease in 2008.  Effective April 2008, SoCalGas assumed responsibility for the procurement of natural gas, including inventory management, for SDG&E’s core natural gas customers.  As a result, SDG&E depleted its natural gas inventory at the end of the first quarter 2008.  Remaining inventory, comprised primarily of materials and supplies, stayed relatively unchanged in 2009.  The change related to inventory was offset by a $25 million higher increase in overcollected regulatory balancing accounts.

PE and SoCalGas

Cash provided by operating activities at PE decreased in 2009 primarily due to the effect on working capital balances of lower natural gas prices in 2009 compared to 2008.   Lower natural gas prices in 2009 produced a $33 million asset for temporary LIFO liquidation compared to a $263 million liability in 2008.  Temporary LIFO liquidation represents the difference between the carrying value of natural gas inventory withdrawn during the period (valued by the last-in, first-out method) for delivery to customers and the projected cost of the replacement of that inventory during summer months.

The change from temporary LIFO liquidation was offset by:

▪

a $56 million higher decrease in inventory in 2009; and

▪

a $103 million accounts receivable decrease in 2009 compared to an increase of $30 million in 2008 due to lower natural gas prices being charged to customers in 2009.

The table below shows the contributions to pension and other postretirement benefit plans for the three months ended March 31, 2009.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$14	$9
SDG&E	-	4
PE/SoCalGas	-	5

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2009	2009 Change		2008
Sempra Energy Consolidated	$(522)	$(587)	(53)%	$(1,109)
SDG&E	(197)	(273)	(58)	(470)
PE	(109)	(20)	(16)	(129)
SoCalGas	(112)	(15)	(12)	(127)

Sempra Energy

Cash used in investing activities at Sempra Energy decreased in 2009 primarily due to:

▪

$125 million lower contributions to Rockies Express ($25 million in 2009 compared to $150 million in 2008) and;

▪

$413 million purchase of industrial development bonds in 2008.

SDG&E

The decrease in cash used in investing activities at SDG&E in 2009 was primarily due to the $236 million purchase of industrial development bonds in 2008.

PE and SoCalGas

Cash used in investing activities at PE decreased in 2009 primarily due to an increase in advances from SoCalGas to Sempra Energy of $11 million in 2008.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the California Public Utilities Commission (CPUC), the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2009, we expect to make capital expenditures and investments of $2.5 billion, including:

▪

$1.3 billion at the Sempra Utilities for capital projects and plant improvements ($800 million at SDG&E and $500 million at SoCalGas)

▪

$1.2 billion at our other subsidiaries for the development of LNG facilities, natural gas storage facilities and pipelines, and renewable generation projects

The expected capital expenditures of $1.2 billion at our other subsidiaries include an expected contribution of $450 million to Rockies Express.

The Sempra Utilities expect the capital expenditures to include

▪

$500 million for additions to SDG&E’s natural gas and electric distribution generation systems, and advanced metering infrastructure

▪

$500 million at SoCalGas for improvements to distribution and transmission systems, and for advanced metering infrastructure

▪

$200 million for improvements to SDG&E’s electric transmission infrastructure

▪

$100 million at SDG&E for the Sunrise Powerlink transmission line

Our level of capital expenditures and investments in the next few years may vary substantially and will depend on the cost and availability of financing, regulatory approvals and business opportunities providing desirable rates of return.  We intend to finance our capital expenditures in a manner that will maintain our strong investment-grade ratings and capital structure.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2009	2009 Change		2008
Sempra Energy Consolidated	$(228)	$(744)	(144)%	$516
SDG&E	(27)	(92)	(142)	65
PE	(1)	150	99	(151)
SoCalGas	-	150	100	(150)

Sempra Energy

Cash used in financing activities at Sempra Energy in 2009 increased primarily due to:

▪

a $77 million decrease in short-term debt in 2009 compared to a $566 million increase in 2008; and

▪

$94 million for the purchase of the remaining 40-percent ownership interest in Mississippi Hub.

SDG&E

Cash used in financing activities at SDG&E increased primarily due to:

▪

a $150 million dividend paid to Sempra Energy and

▪

a $25 million decrease in the issuance of long-term debt; offset by

▪

a $65 million higher increase in short-term debt.

PE and SoCalGas

Cash used in financing activities at PE and SoCalGas in 2009 decreased due to a $150 million decrease in common dividends paid to Sempra Energy and PE, respectively.

COMMITMENTS

Sempra Energy

At March 31, 2009, there were no significant changes to the commitments that were disclosed for Sempra Energy in the Annual Report, except for increases of $110 million related to commitments for new construction and infrastructure improvements for gas transmission and distribution operations at SoCalGas, and new construction commitments of $73 million at Sempra Pipelines & Storage and $26 million at Sempra LNG. The future payments under these contractual commitments are expected to be $177 million for 2009 and $32 million for 2010.

Due to decreases in natural gas forward prices, Sempra Energy’s commitment under the natural gas purchase agreement with Tangguh PSC Contractors, which is discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report, has decreased by $664 million. Future payments are therefore expected to decrease by $135 million for 2009, $212 million for 2010, $113 million for 2011, $54 million for 2012, $12 million for 2013 and $138 million thereafter.

Decreases to SoCalGas’ natural gas contracts are discussed below.

SDG&E

At March 31, 2009, there were no significant changes to the commitments that were disclosed for SDG&E in the Annual Report.

SoCalGas

At March 31, 2009, there were no significant changes to the commitments that were disclosed for SoCalGas in the Annual Report, except for the increase of $110 million related to commitments discussed above.  The future payments under these contractual commitments are expected to be $80 million for 2009 and $30 million for 2010.

SoCalGas’ natural gas purchase commitments decreased by $590 million.  The decrease was primarily due to decreases in natural gas forward prices of $662 million, offset by new natural gas contracts of $72 million.  Net future payments are therefore expected to decrease by $486 million for 2009, $63 million for 2010, $32 million for 2011, $1 million for 2012, $1 million for 2013 and $7 million thereafter.

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

The Sempra Utilities' operations and Sempra Generation's long-term contracts generally provide relatively stable earnings and liquidity. However, for the next few years SDG&E will limit its common stock dividends to reinvest a portion of its earnings in significant capital projects. Also, Sempra Generation’s contract with the DWR, which provides a significant portion of Sempra Generation's revenues, ends in late 2011. Because it is unable to forecast with certainty future electricity prices and the cost of natural gas, contracts it enters into to replace this capacity may provide substantially lower earnings.

We expect that Sempra LNG and Sempra Pipelines & Storage will provide relatively stable earnings and liquidity from their current operations and construction programs when completed, but will require substantial funding for these programs. Sempra Pipelines & Storage's earnings at Sempra Midstream may be negatively impacted by the ultimate resolution of construction problems at Liberty Gas Storage as we discuss in "Sempra Global Investments" below. In addition, until there are firm supply or capacity contracts for 100% of Sempra LNG’s Cameron facility and until firm supply contracts become effective for the Energía Costa Azul facility, Sempra LNG will seek to obtain interim LNG supplies, which may result in greater variability in revenues and earnings. Sempra LNG may also enter into short-term service contracts to utilize capacity.

The Sempra Utilities' performance will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, environmental regulations, and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report. As the 2008 General Rate Case provides for fixed annual increases rather than for adjustments based on inflation indices as in the past, performance will depend on the Sempra Utilities' ability to manage the effects of rising costs, including bad debts. The Sempra Utilities will also incur substantially higher liability and wildfire insurance premiums starting in the third quarter of 2009. In addition to the increased insurance premiums, the Sempra Utilities will also have substantially lower insurance coverage, particularly with respect to any future wildfire liabilities. The Sempra Utilities plan to request recovery of these additional costs, but without such recovery, our financial results could be adversely impacted.

In regard to the 2007 wildfires litigation, if SDG&E's ultimate liability, net of amounts recoverable from other defendants, were to exceed its $1.1 billion recoverable from its insurers, SDG&E would request authorization from the FERC and the CPUC to recover the excess amounts in utility rates. SDG&E is unable to reasonably predict the degree of success it may have in pursuing such requests or the timing of any recovery. Without recovery of any such excess costs, SDG&E's financial results could be adversely impacted. We provide additional information concerning these matters in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein.

As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein, on April 1, 2008, we completed the formation of a partnership, RBS Sempra Commodities, to own and operate our commodities-marketing businesses, which generally comprised our Sempra Commodities segment. Our joint venture partner, RBS, is obligated to provide the partnership with all growth capital, working-capital requirements and credit support, as we discuss above in "Capital Resources and Liquidity – Sempra Commodities." Future earnings and distributions from the partnership will depend on profitability and growth achieved in the joint venture and the continued ability of RBS to provide capital and credit support for the partnership. RBS has been greatly affected by the world-wide turmoil in banking and became indirectly controlled by the government of the United Kingdom in December 2008.

We may be further impacted by the current world-wide economic crisis and rapidly changing economic conditions. The impacts of the global credit market crisis on our credit availability and cost are discussed in "Capital Resources and Liquidity" in this report. Moreover, the dollar has strengthened significantly against some foreign currencies, especially in Mexico and South America where we have significant operations. These factors, coupled with very low natural gas prices which affect profitability at Sempra Generation and Sempra LNG, could, if they remain unchanged, adversely affect profitability. Additionally, given the uncertainty of commodity markets and the lack of debt financing for energy infrastructure, which impact related hedging activity, growth at RBS Sempra Commodities could be dampened.

We discuss additional matters that could affect our future performance in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

LITIGATION

We describe legal proceedings which could adversely affect our future performance in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

SEMPRA UTILITIES -- INDUSTRY DEVELOPMENTS AND CAPITAL PROJECTS

We describe capital projects, electric and natural gas regulation and rates, and other pending proceedings and investigations that affect our business in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA GLOBAL INVESTMENTS

As we discuss in "Cash Flows From Investing Activities," our investments will significantly impact our future performance. In addition to the discussion below, we provide information about these investments in "Capital Resources and Liquidity" herein and “Capital Resources and Liquidity” and “Factors Influencing Future Performance” in the Annual Report.

Sempra Pipelines & Storage

Rockies Express Pipeline

REX-East, the eastern segment of the Rockies Express Pipeline and the last of the project’s three segments, is under construction. We expect REX-East, which will run 638 miles from Missouri to Clarington, Ohio, to be fully operational in late 2009 subject to timely receipt of regulatory approvals.

The total project cost is estimated to be approximately $6.6 billion.  This amount includes costs incurred for the Entrega Pipeline and REX-West, the first two segments currently in service, and for the completion of REX-East. Construction cost estimates have increased significantly from original projections, and additional increases or other changes related to the investment could result in an impairment to the carrying value of our investment.

Liberty Gas Storage (Liberty)

Liberty, as currently permitted, is a 17 billion cubic feet (Bcf) salt-cavern natural gas storage facility located in Calcasieu Parish, Louisiana and related pipelines.  The facilities are under construction by Sempra Pipelines & Storage and its 25-percent partner Proliance Transportation and Storage, LLC.  The Liberty pipeline system is currently connected with several interstate pipelines, including the Cameron Interstate Pipeline operated by Sempra Pipelines & Storage, and will connect area LNG regasification terminals to an interstate natural gas transmission system and storage facilities.  We estimate the total project cost to be approximately $250 million, and we have expended $208 million through March 31, 2009.  Completion of the project has been delayed by subsurface and well-completion problems.  Our corrective measures thus far have been unsuccessful.  The partnership is considering all of its options on the best next steps.  It is possible that the salt-caverns may not go into service, or may have reduced capacity when placed in service.  In the event the partnership determines to abandon the salt-caverns, we would be required to take a charge to earnings of up to $65 million after tax.

We are continuing to pursue the development of an additional property acquired in 2006 with 11 Bcf of existing salt dome caverns and the capability to add significant additional capacity by mining new caverns.  Total project costs for Liberty, including this expansion, are expected to be approximately $450 million to $500 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We view certain accounting policies as critical because their application is the most relevant, judgmental and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss these accounting policies in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

NEW ACCOUNTING STANDARDS

We discuss the relevant pronouncements that have recently become effective and have had or may have an impact on our financial statements in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, the total Value at Risk (VaR) of the Sempra Utilities' commodity positions was not material.

See additional disclosure regarding derivative activity in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

As of March 31, 2009, the one-year VaR for long-term debt, excluding commercial paper, has not materially changed since December 31, 2008.

We discuss our market risk and risk policies in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sempra Energy, SDG&E, PE and SoCalGas have designed and maintain disclosure controls and procedures to ensure that information required to be disclosed in their respective reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the management of each company, including each respective Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E, PE and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the companies' internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies' internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein, or 2) referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in the Annual Report.

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

In July 2007, SDG&E, one of its employees, and an SDG&E contractor were convicted in a federal jury trial on criminal charges of environmental violations in connection with the 2000 – 2001 dismantlement of a natural gas storage facility. SDG&E was also convicted of a related charge of making a false statement to a governmental agency. In December 2007, the trial court set aside all of the convictions and granted all of the defendants a new trial on all counts. On March 17, 2009, the Ninth Circuit Court of Appeals affirmed the new trial grant following a government appeal of the trial court's decision.

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors as previously reported in our 2008 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

During the quarter ended March 31, 2009, Sempra Energy did not repurchase any of its common stock except for 956 shares purchased from holders of our restricted stock in amounts sufficient to meet minimum statutory tax withholding requirements upon vesting. In addition to such repurchases from employees to meet statutory tax withholding requirements on vesting restricted shares, the board of directors has authorized the company to repurchase up to $1 billion in common shares. This is the amount remaining from a program authorized in September 2007. We do not expect to repurchase any shares under this authorization during 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SEMPRA ENERGY

Proposal 1: Election of Directors:

At the annual meeting of shareholders on April 30, 2009, the shareholders elected the following 12 directors for one-year terms expiring in 2010.

Nominees	Votes For	Votes Against	Abstentions
James G. Brocksmith, Jr.	199,251,776	4,482,046	1,924,094
Richard A. Collato	189,245,344	14,481,009	1,931,563
Donald E. Felsinger	197,674,736	6,672,204	1,310,976
Wilford D. Godbold, Jr.	198,281,724	5,475,059	1,901,133
William D. Jones	198,485,620	5,218,771	1,953,525
Richard G. Newman	185,062,171	18,711,617	1,884,128
William G. Ouchi	198,087,598	5,821,211	1,749,107
Carlos Ruiz	199,277,324	4,539,324	1,841,268
William C. Rusnack	198,991,148	4,773,521	1,893,247
William P. Rutledge	197,888,110	5,850,750	1,919,056
Lynn Schenk	199,034,894	4,747,461	1,875,561
Neal E. Schmale	198,533,954	5,606,360	1,517,602

Proposal 2: Ratification of Independent Registered Public Accounting Firm:

Votes
Votes For	201,605,433
Votes Against	3,046,775
Abstentions	1,005,708

Proposal 3: Shareholder Proposal for an Advisory Vote on Executive Compensation:

Votes
Votes For	80,334,309
Votes Against	83,494,339
Abstentions	10,026,801
Broker Non-Vote	31,802,467

Proposal 4: Shareholder Proposal for North Dakota Reincorporation:

Votes
Votes For	8,593,939
Votes Against	162,400,645
Abstentions	2,860,865
Broker Non-Vote	31,802,467

SEMPRA UTILITIES

The annual meetings for shareholders of SDG&E, PE and SoCalGas will be held on June 1, 2009.

ITEM 5. OTHER INFORMATION

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. The adoption of SFAS 160 did not have any material impact on our financial condition, results of operations or cash flows. However, it did impact the presentation and disclosure of noncontrolling (minority) interests in our consolidated financial statements. As a result of the retrospective presentation and disclosure requirements of SFAS 160, we will be required to reflect the change in presentation and disclosure for all periods presented in future filings. The primary impact of the adoption of SFAS 160 was at Sempra Energy and SDG&E, primarily related to the noncontrolling (minority) interest in Otay Mesa VIE.

The principal effects on our previously reported financial statements of Sempra Energy’s and SDG&E’s adoption of SFAS 160 are summarized in the tables below. The correction of classification of the preferred securities at SDG&E as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements is included as well.

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2008		2007
	As		As
	previously	As	previously	As
	reported	revised	reported	revised
Sempra Energy Consolidated
Minority interests	$240	$-	$148	$-
Other noncontrolling interests*	-	240	-	148
Preferred stock of subsidiaries	179	100	179	100
Preferred stock of subsidiary	-	79	-	79
Total shareholders' equity	7,969	-	8,339	-
Total Sempra Energy shareholders' equity*	-	7,969	-	8,339
Total equity*	-	8,309	-	8,587
SDG&E
Minority interest	$128	$-	$135	$-
Noncontrolling interest*	-	128	-	135
Preferred stock	79	-	79	-
Contingently redeemable preferred stock	-	79	-	79
Total shareholders' equity	2,621	-	2,279	-
Total SDG&E shareholders' equity*	-	2,542	-	2,200
Total equity*	-	2,670	-	2,335
PE
Total deferred credits and other liabilities	$3,425	$3,405	$2,635	$2,615
Preferred stock of subsidiary	20	20	20	20
Total shareholders' equity	1,940	-	1,916	-
Total Pacific Enterprises shareholders' equity*	-	1,940	-	1,916
Total equity*	-	1,960	-	1,936
*	Represents a new financial statement line item included as a result of the retrospective adoption of SFAS 160.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2008		2007		2006
	As		As		As
	previously	As	previously	As	previously	As
	reported	revised	reported	revised	reported	revised
Sempra Energy Consolidated
Other income (expense), net	$(54)	$(109)	$90	$73	$43	$43
Net income	1,113	1,068	1,099	1,092	1,406	1,416
Losses attributable to
noncontrolling interests*	-	55	-	17	-	-
Preferred dividends of
subsidiaries	(10)	(10)	(10)	(10)	(10)	(10)
Earnings*	-	1,113	-	1,099	-	1,406
SDG&E
Other income (expense), net	$25	$(29)	$11	$(6)	$8	$8
Net income	344	290	288	271	242	242
Losses attributable to
noncontrolling interests*	-	54	-	17	-	-
Earnings*	-	344	-	288	-	242
PE
Other income (expense), net	$1	$2	$(4)	$(3)	$(2)	$(1)
Net income	252	253	242	243	239	240
Preferred dividends of
subsidiaries	-	(1)	-	(1)	-	(1)
Earnings*	-	252	-	242	-	239
*	Represents a new financial statement line item included as a result of the retrospective adoption of SFAS 160.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2008		2007		2006
	As		As		As
	previously	As	previously	As	previously	As
	reported	revised	reported	revised	reported	revised
Sempra Energy Consolidated
Net income	$1,113	$1,068	$1,099	$1,092	$1,406	$1,416
Adjustments to reconcile net
income to net cash provided
by operating activities:
Other	141	196	46	63	47	47
Net cash provided by (used in)
financing activities
Net cash provided by
operating activities	1,181	1,191	2,088	2,098	1,629	1,639
Net cash provided by (used in)
financing activities	868	858	(296)	(306)	(612)	(622)
SDG&E
Net income	$344	$290	$288	$271	$242	$242
Adjustments to reconcile net
income to net cash provided
by operating activities:
Other	(3)	51	12	29	3	3
PE
Net income	$252	$253	$242	$243	$239	$240
Net cash provided by
operating activities	572	573	491	492	911	912
Net cash used in
financing activities	(106)	(107)	(154)	(155)	(242)	(243)
*	Represents a new financial statement line item included as a result of the retrospective adoption of SFAS 160.

ITEM 6. EXHIBITS

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / San Diego Gas & Electric Company / Pacific Enterprises / Southern California Gas Company
10.1	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Performance-Based Restricted Stock Unit Award.

10.2	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Nonqualified Stock Option Agreement.
Sempra Energy / Pacific Enterprises
10.3	First Amendment to Indemnity Agreement, dated as of March 30, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc.
Sempra Energy
10.4

First Amendment to Limited Liability Partnership Agreement, dated as of April 6, 2009 and effective as of November 14, 2008, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP.

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

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: May 5, 2009	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 5, 2009	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer

Pacific Enterprises:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC ENTERPRISES, (Registrant)

Date: May 5, 2009	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 5, 2009	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer