Form 10-K/A
period 2011-12-31
SEMPRA ENERGY
filed 2012-03-28
CIK 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A Amendment No. 2
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address and Telephone Number	State of Incorporation		I.R.S. Employer Identification No.
1-14201	SEMPRA ENERGY	California		33-0732627
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $12.6 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter).

Common Stock outstanding, without par value, as of February 24, 2012 was 240,590,672 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2011 Annual Report to Shareholders of Sempra Energy are incorporated by reference into Parts I, II and IV.

Portions of the Sempra Energy Proxy Statement prepared for the May 2012 annual meeting of shareholders are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 2 to the Sempra Energy Annual Report on Form 10-K for the year ended December 31, 2011 is being filed solely to include the unaudited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries (RBS Sempra Commodities) as of and for the year ended December 31, 2011 and as of and for the year ended December 31, 2010, and the audited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of December 31, 2009, and for the year ended December 31, 2009, and the period from April 1, 2008 (Date of Commencement) to December 31, 2008 and Report of Independent Registered Public Accounting Firm pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended. These financial statements are included as financial statement schedules in Item 15. Exhibits, Financial Statement Schedules of this Form 10-K/A. Sempra Energy has an investment in RBS Sempra Commodities which it accounts for under the equity method of accounting, and the financial statements as of and for the year ended December 31, 2011 were not available at the time that Sempra Energy filed its Annual Report on Form 10-K on February 28, 2012.

The consent of Deloitte & Touche LLP, independent registered public accounting firm for RBS Sempra Commodities, is also filed as an exhibit to this Form 10-K/A.

This amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in Sempra Energy's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended by Form 10-K/A Amendment No. 1 on March 14, 2012, and does not reflect events occurring after the original filing date of February 28, 2012. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report on Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. FINANCIAL STATEMENTS

Sempra Energy's financial statements were previously filed as Exhibit 13.1 to the 2010 Annual Report on Form 10-K filed February 28, 2012.

2. FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule was previously filed in Sempra Energy's 2010 Annual Report on Form 10-K filed February 28, 2012.

Schedule I--Sempra Energy Condensed Financial Information of Parent.

The following financial statement schedules are included in this Form 10-K/A for Sempra Energy pursuant to Rule 3-09 of Regulation S-X:

The unaudited consolidated financial statements of RBS Sempra Commodities LLP and subsidiaries as of and for the year ended December 31, 2011, are provided in Exhibit 99.1

The unaudited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of and for the year ended December 31, 2010, are provided in Exhibit 99.2.

The audited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of December 31, 2009, and for the year ended December 31, 2009, and the period from April 1, 2008 (Date of Commencement) to December 31, 2008, and Report of Independent Registered Public Accounting Firm are provided in Exhibit 99.3.

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

SEMPRA ENERGY
(Registrant)

Date: March 27, 2012	By: /s/Joseph A. Householder
Joseph A. Householder Executive Vice President, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibits filed with the original Form 10-K on February 28, 2012 are designated by an asterisk (*). Exhibits filed with Form 10-K/A, Amendment No. 1 on March 14, 2012, are designated by a double asterisk (**). Exhibits filed herewith are designated by a triple asterisk (***). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. The exhibits filed under the Registration Statements, Proxy Statements and Forms 8-K, 10-K and 10-Q that are incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Lighting Corporation), Commission File Number 1-3779 (San Diego Gas & Electric Company) and/or Commission File Number 1-1402 (Southern California Gas Company).

The following exhibits relate to each registrant as indicated.
EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION
Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008 (Appendix B to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

3.2	Amended Bylaws of Sempra Energy effective December 4, 2007 (Sempra Energy Form 8-K filed on December 5, 2007, Exhibit 3(ii)).

3.3	Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 3.2).
San Diego Gas & Electric Company
3.4	Amended and Restated Bylaws of San Diego Gas & Electric effective June 15, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3).

3.5	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective November 10, 2006 (2006 SDG&E Form 10-K, Exhibit 3.02).
Southern California Gas Company
3.6	Amended and Restated Bylaws of Southern California Gas Company effective June 14, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3.1).

3.7	Restated Articles of Incorporation of Southern California Gas Company (1996 SoCalGas Form 10-K, Exhibit 3.01).
EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
The companies agree to furnish a copy of each such instrument to the Commission upon request.
Sempra Energy
4.1	Description of rights of Sempra Energy Common Stock (Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008, Exhibit 3.1 above).

4.2

Indenture dated as of February 23, 2000, between Sempra Energy and U.S. Bank Trust National Association, as Trustee (Sempra Energy Registration Statement on Form S-3 (No. 333-153425), filed on September 11, 2008, Exhibit 4.1).

San Diego Gas & Electric Company
4.3

Description of preferences of Cumulative Preferred Stock, Preference Stock (Cumulative) and Series Preference Stock (SDG&E Amended and Restated Articles of Incorporation as of November 10, 2006, Exhibit 3.5 above).

Southern California Gas Company
4.4	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation, Exhibit 3.7 above).
Sempra Energy / San Diego Gas & Electric Company
4.5	Mortgage and Deed of Trust dated July 1, 1940 (SDG&E Registration Statement No. 2-49810, Exhibit 2A).

4.6	Ninth Supplemental Indenture dated as of August 1, 1968 (SDG&E Registration Statement No. 2-68420, Exhibit 2D).

4.7	Sixteenth Supplemental Indenture dated August 28, 1975 (SDG&E Registration Statement No. 2-68420, Exhibit 2E).

4.8	Thirtieth Supplemental Indenture dated September 28, 1983 (SDG&E Registration Statement No. 33-34017, Exhibit 4.3).
Sempra Energy / Southern California Gas Company
4.9

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

4.12	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956 (2006 Sempra Energy Form 10-K, Exhibit 4.09).

4.13	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965 (2006 Sempra Energy Form 10-K, Exhibit 4.10).

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
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
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

10.7

Fourth Amendment to Indemnity Agreement, dated as of April 15, 2011, by and among The

Royal Bank of Scotland plc, Sempra Energy, Pacific Enterprises and Enova Corporation

(Sempra Energy Form 8-K filed on April 21, 2011, Exhibit 10.2).

10.8

Letter Agreement, dated as of April 15, 2011, by and among The Royal Bank of Scotland plc,

Sempra Energy, Sempra Commodities, Inc. and Sempra Energy Holdings VII B.V. (Sempra

Energy Form 8-K/A filed on April 21, 2011, Exhibit 10.1).

10.9

Master Confirmation for Share Purchase Agreement, dated as of September 21, 2010, between Sempra Energy and JPMorgan Chase Bank, National Association. (Sempra Energy September 30, 2010 Form 10-Q, Exhibit 10.1).

10.10

First Amendment to Purchase and Sale Agreement, dated as of June 30, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy June 30, 2010 Form 10-Q, Exhibit 10.1).

10.11

Purchase and Sale Agreement, dated as of February 16, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.1)

10.12	Letter Agreement, dated as of February 16, 2010, entered into by and between Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.2)

10.13

Limited Liability Partnership Agreement, dated as of April 1, 2008, between Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings, VII B.V., RBS Sempra Commodities LLP and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.1).

10.14

First Amendment to Limited Liability Partnership Agreement, dated as of April 6, 2009 and effective as of November 14, 2008, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP. (Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.4).

10.15

Second Amendment to Limited Liability Partnership Agreement, dated December 23, 2009, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP (2009 Sempra Energy Form 10-K, Exhibit 10.11).

10.16	Master Confirmation for Share Purchase Agreement, dated as of April 1, 2008, between Sempra Energy and Merrill Lynch International (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.17

First amendment to the Master Formation and Equity Interest Purchase Agreement, dated as of April 1, 2008, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.3).

10.18

Master Formation and Equity Interest Purchase Agreement, dated as of July 9, 2007, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on July 9, 2007, Exhibit 10.2).

10.19	Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed May 4, 2001 (2001 Sempra Energy Form 10-K, Exhibit 10.01).
Sempra Energy / San Diego Gas & Electric Company
10.20

Amended and Restated Operating Order between San Diego Gas & Electric Company and the

California Department of Water Resources effective March 10, 2011. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.4).

10.21

Amended and Restated Servicing Order between San Diego Gas & Electric Company and the

California Department of Water Resources effective March 10, 2011. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.5).

Compensation
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
* 10.22	First Amendment to the Sempra Energy Employee and Director Savings Plan.

* 10.23	Severance Pay Agreement between Sempra Energy and M. Javade Chaudhri.

* 10.24	Severance Pay Agreement between Sempra Energy and Jessie J. Knight, Jr.

* 10.25	Severance Pay Agreement between Sempra Energy and Michael W. Allman.

* 10.26	Severance Pay Agreement between Sempra Energy and G. Joyce Rowland.

10.27	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Debra L. Reed (Sempra Energy Form 8-K filed on July 1, 2011, Exhibit 10.1).

10.28	Amendment to Severance Pay Agreement between Sempra Energy and Mark A. Snell (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.1).

10.29	Severance Pay Agreement between Sempra Energy and Joseph A. Householder (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.2).

10.30	Amendment to the Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan. (2010 Sempra Energy Form 10-K, Exhibit 10.20)

10.31	Amendment to the Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Donald E. Felsinger (see Exhibit 10.38 below) (2010 Sempra Energy Form 10-K, Exhibit 10.21).

10.32	Form of Sempra Energy 2008 Long Term Incentive Plan, 2011 Performance-Based Restricted Stock Unit Award. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.2).

10.33	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Performance-Based Restricted Stock Unit Award (Sempra Energy March 31, 2010 Form 10-Q, Exhibit 10.1).

10.34	Form of 2009 Sempra Energy Severance Pay Agreement (2009 Sempra Energy Form 10-K, Exhibit 10.18).

10.35	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Performance-Based Restricted Stock Unit Award (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.1).

10.36	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Nonqualified Stock Option Agreement (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.2).

10.37	Sempra Energy 2008 Long Term Incentive Plan (Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.38	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

10.39	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.3).

10.40	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.41	Sempra Energy Amended and Restated Executive Life Insurance Plan (2008 Sempra Energy Form 10-K, Exhibit 10.15).

10.42	Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan (2008 Sempra Energy Form 10-K, Exhibit 10.16).

10.43	Form of Amended and Restated Sempra Energy Severance Pay Agreement (2008 Sempra Energy Form 10-K, Exhibit 10.17).

10.44	Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan (2008 Sempra Energy Form 10-K, Exhibit 10.18).

10.45	Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan (2008 Sempra Energy Form 10-K, Exhibit 10.19).

10.46	Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.47	2003 Sempra Energy Executive Incentive Plan B (2003 Sempra Energy Form 10-K, Exhibit 10.10).

10.48	Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.49	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Sempra Energy Form 10-Q, Exhibit 10.3).

10.50	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective January 1, 2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

10.51	Amendment to the Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (2008 Sempra Energy Form 10-K, Exhibit 10.25).

10.52	Sempra Energy Amended and Restated Executive Medical Plan. (2008 Sempra Energy Form 10-K, Exhibit 10.26).

10.53	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (2007 Sempra Energy Form 10-K, Exhibit 10.09).

10.54	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option Agreement (2007 Sempra Energy Form 10-K, Exhibit 10.10).

10.55	Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.2).
Sempra Energy
10.56	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Restricted Stock Unit Award for Sempra Energy’s Board of Directors (Sempra Energy June 30, 2010 Form 10-Q, Exhibit 10.2).

10.57

Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other Eligible Individuals (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-155191 dated November 7, 2008, Exhibit 10.1).

10.58	Form of Sempra Energy 2008 Non-Employee Directors’ Stock Plan, Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.5).

10.59	Sempra Energy Amended and Restated Sempra Energy Retirement Plan for Directors (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.7).

10.60	Form of Sempra Energy 1998 Non-Employee Directors’ Stock Plan Non-Qualified Stock Option Agreement (2006 Sempra Energy Form 10-K, Exhibit 10.09).

10.61	Sempra Energy 1998 Non-Employee Directors’ Stock Plan (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).
Nuclear
Sempra Energy / San Diego Gas & Electric Company
10.62	Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.63	Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.62 above)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.64

Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.65

Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.66

Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.67

Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.68

Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.69

Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.62 above)(2003 Sempra Energy Form 10-K, Exhibit 10.42).

* 10.70

Eighth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated October 12, 2011 (see Exhibit 10.62 above).

10.71	Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.72

First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.71 above)(1996 SDG&E Form 10-K, Exhibit 10.62).

10.73

Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.71 above)(1996 SDG&E Form 10-K, Exhibit 10.63).

10.74

Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.71 above)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.75

Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.71 above)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.76

Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.71 above)(2003 Sempra Energy Form 10-K, Exhibit 10.48).

* 10.77

Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated October 12, 2011 (see Exhibit 10.71 above).

10.78

Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E Form 10-K, Exhibit 10.6).

10.79

U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

10.80	San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated March 23, 2000 (2009 Sempra Energy Form 10-K, Exhibit 10.62).

10.81

First Amendment to the San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated January 22, 2010 (2009 Sempra Energy Form 10-K, Exhibit 10.63).

EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
* 12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
San Diego Gas & Electric Company
* 12.2	San Diego Gas & Electric Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
Southern California Gas Company
* 12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
EXHIBIT 13 -- ANNUAL REPORT TO SECURITY HOLDERS
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
* 13.1

Sempra Energy 2011 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this Annual Report).

EXHIBIT 14 -- CODE OF ETHICS
San Diego Gas & Electric Company / Southern California Gas Company
14.1

Sempra Energy Code of Business Conduct and Ethics for Board of Directors and Senior Officers (also applies to directors and officers of San Diego Gas & Electric Company and Southern California Gas Company) (2006 SDG&E and SoCalGas Forms 10-K, Exhibit 14.01).

EXHIBIT 21 -- SUBSIDIARIES
Sempra Energy
* 21.1	Sempra Energy Schedule of Significant Subsidiaries at December 31, 2011.
EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL
* 23.1	Consents of Independent Registered Public Accounting Firm and Report on Schedule, pages 40 through 42.

* 23.2	Consent of Independent Registered Public Accounting Firm.

*** 23.2	Consent of Independent Registered Public Accounting Firm.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
* 31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*** 31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

*** 31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
* 31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Southern California Gas Company
* 31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
* 32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

*** 32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

* 32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

*** 32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
* 32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

* 32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
* 32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

* 32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 99 – ADDITIONAL EXHIBITS
Sempra Energy
*** 99.1	The unaudited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of and for the year ended December 31, 2011.

*** 99.2	The unaudited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of and for the year ended December 31, 2010.

*** 99.3

The audited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of December 31, 2009, and for the year ended December 31, 2009, and the period from April 1, 2008 (Date of Commencement) to December 31, 2008, and Report of Independent Registered Public Accounting Firm.

EXHIBIT 101 -- INTERACTIVE DATA FILE
** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document