Form 10-Q
period 2013-09-30
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2013-11-05
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		September 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
555 West Fifth Street
Los Angeles, California 90013
(213)244-1200

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes	X	No
Southern California Gas Company		Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on November 1, 2013:

Sempra Energy	244,399,914 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	77
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	119
Item 4.	Controls and Procedures	120

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	121
Item 1A.	Risk Factors	121
Item 6.	Exhibits	123

Signatures		125

This combined Form 10-Q is separately filed by Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Part I – Item 1 sections are provided for each reporting company, except for the Notes to Condensed Consolidated Financial Statements. The Notes to Condensed Consolidated Financial Statements for all of the reporting companies are combined. All Items other than Part I – Item 1 are combined for the reporting companies.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the filing date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or other factors.

In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “contemplates,” “intends,” “depends,” “should,” “could,” “would,” “will,” “may,” “potential,” “target,” “pursue,” “goals,” “outlook,” “maintain,” or similar expressions, or when we discuss our guidance, strategy, plans, goals, opportunities, projections, initiatives, objectives or intentions, we are making forward-looking statements.

Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include

▪	local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments;

▪
actions and the timing of actions by the California Public Utilities Commission, California State Legislature, U.S. Department of Energy, Federal Energy Regulatory Commission, Nuclear Regulatory Commission, Atomic Safety and Licensing Board, California Energy Commission, California Air Resources Board, and other regulatory, governmental and environmental bodies in the United States and other countries in which we operate;

▪	capital markets conditions, including the availability of credit and the liquidity of our investments;

▪
the timing and success of business development efforts and construction, maintenance and capital projects, including risks inherent in the ability to obtain, and the timing of granting of, permits, licenses, certificates and other authorizations;

▪	inflation, interest and exchange rates;

▪	the impact of benchmark interest rates, generally Moody’s A-rated utility bond yields, on our California Utilities’ cost of capital;

▪	energy markets, including the timing and extent of changes and volatility in commodity prices;

▪
the availability of electric power, natural gas and liquefied natural gas, including disruptions caused by failures in the North American transmission grid, pipeline explosions, equipment failures and the decommissioning of San Onofre Nuclear Generating Station (SONGS);

▪	weather conditions, natural disasters, catastrophic accidents, and conservation efforts;

▪
risks inherent with nuclear power facilities and radioactive materials storage, including the catastrophic release of such materials, the disallowance of the recovery of the investment in, or operating costs of, the nuclear facility due to an extended outage and facility closure, and increased regulatory oversight;

▪	risks posed by decisions and actions of third parties who control the operations of investments in which we do not have a controlling interest;

▪	wars, terrorist attacks and cybersecurity threats;

▪	business, regulatory, environmental and legal decisions and requirements;

▪	expropriation of assets by foreign governments and title and other property disputes;

▪	the impact on reliability of San Diego Gas & Electric Company’s electric transmission and distribution system due to increased power supply from renewable energy sources;

▪
the impact on competitive customer rates of the growth in distributed and local power generation and the corresponding decrease in demand for power delivered through our electric transmission and distribution system;

▪	the inability or determination not to enter into long-term supply and sales agreements or long-term firm capacity agreements;

▪	the resolution of litigation; and

▪	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)
REVENUES
Utilities	$2,223	$2,170	$6,889	$6,099
Energy-related businesses	328	337	963	880
Total revenues	2,551	2,507	7,852	6,979
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(261)	(212)	(1,182)	(864)
Cost of electric fuel and purchased power	(537)	(515)	(1,461)	(1,252)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(120)	(136)	(325)	(346)
Other cost of sales	(47)	(43)	(144)	(117)
Operation and maintenance	(698)	(732)	(2,162)	(2,130)
Depreciation and amortization	(286)	(280)	(828)	(803)
Franchise fees and other taxes	(96)	(89)	(283)	(264)
Loss from plant closure	―	―	(200)	―
Gain on sale of assets	39	―	113	7
Equity earnings (losses), before income tax	3	(94)	21	(375)
Other income, net	16	44	79	137
Interest income	5	5	15	14
Interest expense	(137)	(126)	(413)	(352)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	432	329	1,082	634
Income tax expense	(117)	(49)	(327)	(48)
Equity earnings, net of income tax	8	10	13	29
Net income	323	290	768	615
Earnings attributable to noncontrolling interests	(22)	(20)	(41)	(44)
Call premium on preferred stock of subsidiary	(3)	―	(3)	―
Preferred dividends of subsidiaries	(2)	(2)	(5)	(5)
Earnings	$296	$268	$719	$566

Basic earnings per common share	$1.21	$1.11	$2.95	$2.35
Weighted-average number of shares outstanding, basic (thousands)	244,140	241,689	243,682	241,133

Diluted earnings per common share	$1.19	$1.09	$2.89	$2.31
Weighted-average number of shares outstanding, diluted (thousands)	249,259	245,802	248,723	245,013
Dividends declared per share of common stock	$0.63	$0.60	$1.89	$1.80
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2013			2012
	(unaudited)
		Non-			Non-
	Sempra	controlling		Sempra	controlling
	Energy	Interests	Total	Energy	Interests	Total
Net income	$301	$22	$323	$270	$20	$290
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	5	―	5	80	8	88
Net actuarial gain (loss)	3	―	3	(10)	―	(10)
Financial instruments	(4)	(2)	(6)	(3)	(4)	(7)
Total other comprehensive income (loss)	4	(2)	2	67	4	71
Total comprehensive income	305	20	325	337	24	361
Preferred dividends of subsidiaries	(2)	―	(2)	(2)	―	(2)
Total comprehensive income, after preferred
dividends of subsidiaries	$303	$20	$323	$335	$24	$359
	Nine months ended September 30,
	2013			2012
	(unaudited)
		Non-			Non-
	Sempra	controlling		Sempra	controlling
	Energy	Interests	Total	Energy	Interests	Total
Net income	$727	$41	$768	$571	$44	$615
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	149	(24)	125	114	11	125
Net actuarial gain (loss)	7	―	7	(5)	―	(5)
Financial instruments	5	16	21	(9)	(13)	(22)
Total other comprehensive income (loss)	161	(8)	153	100	(2)	98
Total comprehensive income	888	33	921	671	42	713
Preferred dividends of subsidiaries	(5)	―	(5)	(5)	―	(5)
Total comprehensive income, after preferred
dividends of subsidiaries	$883	$33	$916	$666	$42	$708
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2013	2012(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,061	$475
Restricted cash	28	46
Trade accounts receivable, net	982	1,146
Other accounts and notes receivable, net	194	153
Income taxes receivable	132	56
Deferred income taxes	119	148
Inventories	463	408
Regulatory balancing accounts – undercollected	346	395
Regulatory assets	100	62
Fixed-price contracts and other derivatives	76	95
U.S. Treasury grants receivable	―	258
Asset held for sale, power plant	―	296
Other	211	157
Total current assets	3,712	3,695

Investments and other assets:
Restricted cash	21	22
Regulatory assets arising from pension and other postretirement
benefit obligations	1,173	1,151
Regulatory assets arising from wildfire litigation costs	339	364
Other regulatory assets	1,947	1,227
Nuclear decommissioning trusts	981	908
Investments	1,564	1,516
Goodwill	1,045	1,111
Other intangible assets	428	436
Sundry	928	878
Total investments and other assets	8,426	7,613

Property, plant and equipment:
Property, plant and equipment	33,573	33,528
Less accumulated depreciation and amortization	(8,810)	(8,337)
Property, plant and equipment, net ($445 and $466 at September 30, 2013 and December 31, 2012, respectively, related to VIE)	24,763	25,191
Total assets	$36,901	$36,499
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2013	2012(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$522	$546
Accounts payable – trade	859	976
Accounts payable – other	131	134
Dividends and interest payable	314	266
Accrued compensation and benefits	286	337
Regulatory balancing accounts – overcollected	82	141
Current portion of long-term debt	1,441	725
Fixed-price contracts and other derivatives	64	77
Customer deposits	155	143
Reserve for wildfire litigation	127	305
Other	549	608
Total current liabilities	4,530	4,258
Long-term debt ($327 and $335 at September 30, 2013 and December 31, 2012, respectively, related to VIE)	10,478	11,621

Deferred credits and other liabilities:
Customer advances for construction	145	144
Pension and other postretirement benefit obligations, net of plan assets	1,472	1,456
Deferred income taxes	2,543	2,100
Deferred investment tax credits	43	46
Regulatory liabilities arising from removal obligations	2,541	2,720
Asset retirement obligations	2,111	2,033
Fixed-price contracts and other derivatives	239	252
Deferred credits and other	1,045	1,107
Total deferred credits and other liabilities	10,139	9,858
Contingently redeemable preferred stock of subsidiary	―	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 244 million and 242 million shares
outstanding at September 30, 2013 and December 31, 2012, respectively; no par value)	2,424	2,217
Retained earnings	8,700	8,441
Accumulated other comprehensive income (loss)	(215)	(376)
Total Sempra Energy shareholders’ equity	10,909	10,282
Preferred stock of subsidiary	20	20
Other noncontrolling interests	825	381
Total equity	11,754	10,683
Total liabilities and equity	$36,901	$36,499
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$768	$615
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	828	803
Deferred income taxes and investment tax credits	327	(45)
Gain on sale of assets	(113)	(7)
Loss from plant closure	200	―
Equity (earnings) losses	(34)	346
Fixed-price contracts and other derivatives	(25)	1
Other	23	(1)
Net change in other working capital components	(454)	(373)
Changes in other assets	(203)	202
Changes in other liabilities	13	147
Net cash provided by operating activities	1,330	1,688

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,785)	(2,241)
Expenditures for investments and acquisition of businesses, net of cash acquired	(21)	(359)
Proceeds from sale of assets and investment	566	9
Proceeds from U.S. Treasury grants	238	―
Distributions from investments	141	43
Purchases of nuclear decommissioning and other trust assets	(514)	(534)
Proceeds from sales by nuclear decommissioning and other trusts	510	534
Decrease in restricted cash	285	89
Increase in restricted cash	(311)	(105)
Other	(10)	(12)
Net cash used in investing activities	(901)	(2,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(452)	(405)
Preferred dividends paid by subsidiaries	(5)	(5)
Issuances of common stock	57	50
Repurchases of common stock	(45)	(16)
Issuances of debt (maturities greater than 90 days)	1,404	2,294
Payments on debt (maturities greater than 90 days)	(1,444)	(563)
Proceeds from sale of noncontrolling interests, net of $25 in offering costs	574	―
Increase (decrease) in short-term debt, net	81	(142)
Distributions to noncontrolling interests	(28)	(36)
Other	15	(20)
Net cash provided by financing activities	157	1,157

Effect of exchange rate changes on cash and cash equivalents	―	9

Increase in cash and cash equivalents	586	278
Cash and cash equivalents, January 1	475	252
Cash and cash equivalents, September 30	$1,061	$530
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Nine months ended September 30,
	2013	2012
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$359		$278
Income tax payments, net of refunds	106		99

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Acquisition of businesses:
Assets acquired	$13		$29
Cash paid, net of cash acquired	(11)		(19)
Liabilities assumed	$2		$10

Nuclear facility plant reclassified to regulatory asset, net of depreciation and amortization	$512	$	―
Accrued capital expenditures	285		315
Capital expenditures recoverable by U.S. Treasury grants receivable	3		136
Sequestration of U.S. Treasury grants receivable	(23)		―

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Call premium on preferred stock of subsidiary	$3	$	―
Dividends declared but not paid	158		149
See Notes to Condensed Consolidated Financial Statements.
SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)
Operating revenues
Electric	$970	$998	$2,685	$2,349
Natural gas	93	94	381	357
Total operating revenues	1,063	1,092	3,066	2,706
Operating expenses
Cost of electric fuel and purchased power	315	301	776	604
Cost of natural gas	36	29	157	130
Operation and maintenance	266	309	852	852
Depreciation and amortization	126	128	367	359
Franchise fees and other taxes	57	55	158	144
Loss from plant closure	―	―	200	―
Total operating expenses	800	822	2,510	2,089
Operating income	263	270	556	617
Other income, net	10	5	30	59
Interest income	―	―	1	―
Interest expense	(50)	(49)	(147)	(124)
Income before income taxes	223	226	440	552
Income tax expense	(84)	(38)	(147)	(151)
Net income	139	188	293	401
Earnings attributable to noncontrolling interest	(5)	(12)	(1)	(23)
Earnings	134	176	292	378
Call premium on preferred stock	(3)	―	(3)	―
Preferred dividend requirements	(2)	(2)	(4)	(4)
Earnings attributable to common shares	$129	$174	$285	$374
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2013			2012
	(unaudited)
		Non-			Non-
		controlling			controlling
	SDG&E	Interest	Total	SDG&E	Interest	Total
Net income	$134	$5	$139	$176	$12	$188
Other comprehensive income (loss), net of income tax:
Net actuarial gain	1	―	1	―	―	―
Financial instruments	―	(1)	(1)	―	(4)	(4)
Total other comprehensive income (loss)	1	(1)	―	―	(4)	(4)
Total comprehensive income	$135	$4	$139	$176	$8	$184
	Nine months ended September 30,
	2013			2012
	(unaudited)
		Non-			Non-
		controlling			controlling
	SDG&E	Interest	Total	SDG&E	Interest	Total
Net income	$292	$1	$293	$378	$23	$401
Other comprehensive income (loss), net of income tax:
Net actuarial gain	2	―	2	―	―	―
Financial instruments	―	14	14	―	(13)	(13)
Total other comprehensive income (loss)	2	14	16	―	(13)	(13)
Total comprehensive income	$294	$15	$309	$378	$10	$388
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2013	2012(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$167	$87
Restricted cash	9	10
Accounts receivable – trade, net	335	252
Accounts receivable – other, net	36	21
Due from unconsolidated affiliates	1	39
Income taxes receivable	―	35
Deferred income taxes	53	―
Inventories	78	82
Regulatory balancing accounts, net	346	395
Regulatory assets arising from fixed-price contracts and other derivatives	40	39
Other regulatory assets	48	10
Fixed-price contracts and other derivatives	21	41
Other	82	76
Total current assets	1,216	1,087

Other assets:
Restricted cash	21	22
Deferred taxes recoverable in rates	755	718
Regulatory assets arising from fixed-price contracts and other derivatives	90	110
Regulatory assets arising from pension and other postretirement
benefit obligations	292	303
Regulatory assets arising from wildfire litigation costs	339	364
Other regulatory assets	834	252
Nuclear decommissioning trusts	981	908
Sundry	164	117
Total other assets	3,476	2,794

Property, plant and equipment:
Property, plant and equipment	14,049	14,124
Less accumulated depreciation and amortization	(3,466)	(3,261)
Property, plant and equipment, net ($445 and $466 at September 30, 2013 and December 31, 2012, respectively, related to VIE)	10,583	10,863
Total assets	$15,275	$14,744
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2013	2012(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$320	$300
Due to unconsolidated affiliates	13	19
Income taxes payable	30	―
Deferred income taxes	―	26
Dividends and interest payable	53	36
Accrued compensation and benefits	82	129
Current portion of long-term debt	45	16
Fixed-price contracts and other derivatives	45	56
Customer deposits	71	60
Construction deposits	8	51
Reserve for wildfire litigation	127	305
Preferred stock pending redemption	82	―
Other	213	106
Total current liabilities	1,089	1,104
Long-term debt ($327 and $335 at September 30, 2013 and December 31, 2012, respectively, related to VIE)	4,527	4,292

Deferred credits and other liabilities:
Customer advances for construction	24	17
Pension and other postretirement benefit obligations, net of plan assets	328	340
Deferred income taxes	1,872	1,636
Deferred investment tax credits	24	25
Regulatory liabilities arising from removal obligations	1,347	1,603
Asset retirement obligations	901	733
Fixed-price contracts and other derivatives	183	209
Deferred credits and other	392	408
Total deferred credits and other liabilities	5,071	4,971
Contingently redeemable preferred stock	―	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,338
Retained earnings	3,180	2,895
Accumulated other comprehensive income (loss)	(9)	(11)
Total SDG&E shareholder's equity	4,509	4,222
Noncontrolling interest	79	76
Total equity	4,588	4,298
Total liabilities and equity	$15,275	$14,744
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$293		$401
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	367		359
Deferred income taxes and investment tax credits	100		262
Loss from plant closure	200		―
Fixed-price contracts and other derivatives	(7)		(9)
Other	(9)		(55)
Net change in other working capital components	(284)		(518)
Changes in other assets	(164)		201
Changes in other liabilities	13		129
Net cash provided by operating activities	509		770

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(679)		(998)
Proceeds from sale of assets	8		―
Purchases of nuclear decommissioning trust assets	(511)		(530)
Proceeds from sales by nuclear decommissioning trusts	507		524
Decrease in restricted cash	54		74
Increase in restricted cash	(52)		(62)
Other	(5)		―
Net cash used in investing activities	(678)		(992)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital distribution at Otay Mesa VIE	(12)		(22)
Preferred dividends paid	(4)		(4)
Issuances of long-term debt	450		249
Payments on long-term debt	(183)		(7)
Increase in short-term debt, net	―		2
Other	(2)		(3)
Net cash provided by financing activities	249		215

Increase (decrease) in cash and cash equivalents	80		(7)
Cash and cash equivalents, January 1	87		29
Cash and cash equivalents, September 30	$167		$22

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$127		$96
Income tax payments (refunds), net	33		(121)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Nuclear facility plant reclassified to regulatory asset, net of depreciation and amortization	$512	$	―
Accrued capital expenditures	108		87

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Call premium on preferred stock	$3	$	―
Dividends declared but not paid	1		1
See Notes to Condensed Consolidated Financial Statements.
SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)

Operating revenues	$807	$728	$2,694	$2,328
Operating expenses
Cost of natural gas	209	175	966	703
Operation and maintenance	314	316	936	933
Depreciation and amortization	100	91	280	268
Franchise fees and other taxes	29	27	95	91
Total operating expenses	652	609	2,277	1,995
Operating income	155	119	417	333
Other income, net	2	6	9	14
Interest expense	(17)	(17)	(52)	(51)
Income before income taxes	140	108	374	296
Income tax expense	(38)	(37)	(107)	(105)
Net income	102	71	267	191
Preferred dividend requirements	―	―	(1)	(1)
Earnings attributable to common shares	$102	$71	$266	$190
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2013	2012
	(unaudited)
Net income	$102	$71
Total other comprehensive income, net of income tax	―	―
Total comprehensive income	$102	$71
	Nine months ended September 30,
	2013	2012
	(unaudited)
Net income	$267	$191
Other comprehensive income, net of income tax:
Financial instruments	1	1
Total other comprehensive income	1	1
Total comprehensive income	$268	$192
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2013	2012(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15	$83
Accounts receivable – trade, net	314	539
Accounts receivable – other, net	77	51
Due from unconsolidated affiliates	14	24
Income taxes receivable	139	104
Deferred income taxes	―	3
Inventories	177	151
Regulatory assets	4	4
Other	34	35
Total current assets	774	994

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	869	835
Other regulatory assets	267	148
Sundry	125	77
Total other assets	1,261	1,060

Property, plant and equipment:
Property, plant and equipment	11,558	11,187
Less accumulated depreciation and amortization	(4,305)	(4,170)
Property, plant and equipment, net	7,253	7,017
Total assets	$9,288	$9,071
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2013	2012(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable – trade	$256	$383
Accounts payable – other	81	82
Due to unconsolidated affiliate	20	37
Deferred income taxes	32	―
Accrued compensation and benefits	118	116
Regulatory balancing accounts, net	82	141
Current portion of long-term debt	252	4
Customer deposits	76	76
Other	124	124
Total current liabilities	1,041	963
Long-term debt	1,159	1,409
Deferred credits and other liabilities:
Customer advances for construction	107	111
Pension and other postretirement benefit obligations, net of plan assets	888	855
Deferred income taxes	978	881
Deferred investment tax credits	19	20
Regulatory liabilities arising from removal obligations	1,178	1,103
Asset retirement obligations	1,170	1,238
Deferred credits and other	296	256
Total deferred credits and other liabilities	4,636	4,464

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,581	1,365
Accumulated other comprehensive income (loss)	(17)	(18)
Total shareholders' equity	2,452	2,235
Total liabilities and shareholders' equity	$9,288	$9,071
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$267	$191
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	280	268
Deferred income taxes and investment tax credits	72	39
Other	(6)	(9)
Net change in other working capital components	(56)	240
Changes in other assets	(65)	4
Changes in other liabilities	(5)	13
Net cash provided by operating activities	487	746

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(521)	(462)
Decrease (increase) in loans to affiliates, net	17	(257)
Net cash used in investing activities	(504)	(719)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	―	348
Common dividends paid	(50)	(150)
Preferred dividends paid	(1)	(1)
Debt issuance costs	―	(3)
Net cash (used in) provided by financing activities	(51)	194

(Decrease) increase in cash and cash equivalents	(68)	221
Cash and cash equivalents, January 1	83	36
Cash and cash equivalents, September 30	$15	$257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$44	$36
Income tax payments, net of refunds	66	46

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$97	$69
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

PRINCIPLES OF CONSOLIDATION

Sempra Energy

Sempra Energy’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 energy-services holding company, and its consolidated subsidiaries and variable interest entities (VIEs). Sempra Energy’s principal operating units are

▪	San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), which are separate, reportable segments;

▪	Sempra International, which includes our Sempra South American Utilities and Sempra Mexico reportable segments; and

▪	Sempra U.S. Gas & Power, which includes our Sempra Renewables and Sempra Natural Gas reportable segments.

We provide descriptions of each of our segments in Note 11.

We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra International and Sempra U.S. Gas & Power operating units. Sempra Global is the holding company for most of our subsidiaries that are not subject to California utility regulation. All references in these Notes to “Sempra International,” “Sempra U.S. Gas & Power” and their respective reportable segments are not intended to refer to any legal entity with the same or similar name.

In the first quarter of 2013, a Sempra Energy subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova), completed a private offering in the U.S. and outside of Mexico and a concurrent public offering in Mexico of common stock. The aggregate shares of common stock sold in the offerings represent approximately 18.9 percent of IEnova’s outstanding ownership interest. IEnova is reported within the Sempra Mexico reportable segment. We discuss the offerings and IEnova further in Note 5.

Sempra Energy uses the equity method to account for investments in companies over which we have the ability to exercise significant influence, but not control. We discuss our investments in unconsolidated entities in Note 4 herein and in Note 4 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

SDG&E

SDG&E’s Condensed Consolidated Financial Statements include its accounts and the accounts of a VIE of which SDG&E is the primary beneficiary, as we discuss in Note 5 under “Variable Interest Entities.” SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.

SoCalGas

SoCalGas’ Condensed Consolidated Financial Statements include its subsidiaries, which comprise less than one percent of its consolidated financial position and results of operations. SoCalGas’ common stock is wholly owned by Pacific Enterprises (PE), which is a wholly owned subsidiary of Sempra Energy.

BASIS OF PRESENTATION

This is a combined report of Sempra Energy, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. References in this report to “we,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, unless otherwise indicated by the context. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each reporting entity.

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after September 30, 2013 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

All December 31, 2012 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2012 consolidated financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of U.S. GAAP and the Securities and Exchange Commission.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the Annual Report) and our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013, which are combined reports for Sempra Energy, SDG&E and SoCalGas.

Sempra South American Utilities has controlling interests in two electric distribution utilities in South America. Sempra Natural Gas owns Mobile Gas Service Corporation (Mobile Gas) in southwest Alabama and Willmut Gas Company (Willmut Gas) in Mississippi, and Sempra Mexico owns Ecogas Mexico, S. de R.L. de C.V. (Ecogas) in Northern Mexico, all natural gas distribution utilities. The California Utilities, Sempra Natural Gas’ Mobile Gas and Willmut Gas, and Sempra Mexico’s Ecogas prepare their financial statements in accordance with U.S. GAAP provisions governing regulated operations, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes, except for the adoption of new accounting standards as we discuss in Note 2.

NOTE 2. NEW ACCOUNTING STANDARDS

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, cash flows or disclosures.

SEMPRA ENERGY, SDG&E AND SOCALGAS

Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01): In order to allow for balance sheet comparison between U.S. GAAP and International Financial Reporting Standards (IFRS), ASU 2011-11 requires enhanced disclosures related to financial assets and liabilities eligible for offsetting in the statement of financial position.  An entity must disclose both gross and net information about financial instruments and transactions subject to a master netting arrangement and eligible for offset, including cash collateral received and posted.

ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions.

We adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013 as required and it did not affect our financial condition, results of operations or cash flows. We provide the additional disclosure in Note 7.

ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02): ASU 2013-02 requires an entity to present, either on the face of the statement of operations or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

We adopted ASU 2013-02 on January 1, 2013 as required and it did not affect our financial condition, results of operations or cash flows. We provide the additional disclosure in Note 5.

ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04): ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.

We will adopt ASU 2013-04 on January 1, 2014 as required and do not expect it to affect our financial condition, results of operations or cash flows.  We will provide the additional disclosure in our 2014 interim financial statements.

ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11): ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, an entity is required to present the unrecognized tax benefit in the financial statements as a liability instead of combined with deferred tax assets.

We will adopt ASU 2013-11 on January 1, 2014 as required and do not expect it to significantly affect our financial condition, results of operations or cash flows.

NOTE 3. ACQUISITION AND DIVESTITURE ACTIVITY

SEMPRA RENEWABLES

In July 2013, Sempra Renewables formed a joint venture with Consolidated Edison Development (ConEdison Development), a non-related party, by selling a 50-percent interest in its 150-megawatt (MW) Copper Mountain Solar 2 solar power facility for $71 million in cash, subject to a final purchase price adjustment that we do not expect to be significant. Sempra Renewables recognized a pretax gain on the sale of $4 million ($2 million after-tax), included in Gain on Sale of Assets on our Condensed Consolidated Statements of Operations. Our remaining 50-percent interest in Copper Mountain Solar 2 is now accounted for under the equity method.

In September 2013, Sempra Renewables formed another joint venture with ConEdison Development by selling a 50-percent interest in its 150-MW Mesquite Solar 1 solar power facility for $103 million in cash, subject to a final purchase price adjustment that we do not expect to be significant. Sempra Renewables recognized a pretax gain on the sale of $36 million ($22 million after-tax), included in Gain on Sale of Assets on our Condensed Consolidated Statements of Operations.  Our remaining 50-percent interest in Mesquite Solar 1 is now accounted for under the equity method.

Our equity method investments in Copper Mountain Solar 2 and Mesquite Solar 1 were measured at their historical cost and, therefore, no portion of the gains was attributable to a remeasurement of the retained investments to fair value. The following table summarizes the deconsolidation:

(Dollars in millions)	Copper Mountain Solar 2	Mesquite Solar 1
Proceeds from sale, net of transaction costs(1)	$68	$100
Property, plant and equipment, net	(266)	(461)
Other assets	(30)	(72)
Long-term debt, including current portion	146	297
Other liabilities	19	31
Gain on sale of assets	(4)	(36)
Equity method investments upon deconsolidation	$(67)	$(141)
(1)	Transaction costs were $3 million at both Copper Mountain Solar 2 and Mesquite Solar 1.

In September 2013, Sempra Renewables acquired the rights to develop the 75-MW Broken Bow 2 Wind project in Custer County, Nebraska. Sempra Renewables will develop the project, which is expected to be operational in late 2014.

SEMPRA NATURAL GAS

Mesquite Power Sale

In February 2013, Sempra Natural Gas sold one 625-MW block of its 1,250-MW Mesquite Power natural gas-fired power plant in Arizona, including a portion related to common plant, for approximately $371 million in cash to the Salt River Project Agricultural Improvement and Power District (SRP). The asset was classified as held for sale at December 31, 2012 and we recognized a pretax gain on the sale of $74 million ($44 million after-tax) in 2013. In connection with the sale, we entered into a 20-year operations and maintenance agreement with SRP on February 28, 2013, whereby SRP assumed plant operations and maintenance of the facility, including our remaining 625-MW block. We provide additional information concerning the operations and maintenance agreement in Note 10.

Willmut Gas Company

In May 2012, Sempra Natural Gas acquired 100 percent of the outstanding common stock of Willmut Gas, a regulated natural gas distribution utility serving approximately 20,000 customers in Hattiesburg, Mississippi, for $19 million in cash and the assumption of $10 million of liabilities. Pro forma impacts on revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2011 were additional revenues of $7 million and negligible earnings for the nine months ended September 30, 2012.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning all of our equity method investments in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA SOUTH AMERICAN UTILITIES

Sempra South American Utilities previously owned 43 percent of two Argentine natural gas utility holding companies, Sodigas Pampeana and Sodigas Sur. In December 2006, we decided to sell our Argentine investments and actively pursued their sale since that time. In the first quarter of 2013, we recorded a noncash impairment charge of $10 million ($7 million after-tax) to reduce the carrying value of our investments to estimated fair value. The net charge is reported in Equity Earnings, Net of Income Tax on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013. In June 2013, we completed the sale of our Argentine investments for $13 million in cash. Our results for the nine months ended September 30, 2013 include an additional $7 million loss ($4 million after-tax) on the sale, which is also included in Equity Earnings, Net of Income Tax. We provide additional information concerning our investments in Sodigas Pampeana and Sodigas Sur in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

As a result of the devaluation of the Argentine peso at the end of 2001 and subsequent changes in the value of the peso, Sempra South American Utilities had reduced the carrying value of its investments by a cumulative total of $270 million prior to the sale. These noncash adjustments, based on fluctuations in the value of the Argentine peso, did not affect earnings, but were recorded in Comprehensive Income and Accumulated Other Comprehensive Income (Loss). As a result of the sale of our investments, this cumulative foreign currency translation adjustment was reclassified to Equity Earnings, Net of Income Tax, where it was substantially offset by the elimination of a $250 million accrued liability established in 2006.

Chilquinta Energía has entered into two 50-percent owned joint ventures, Eletrans S.A. and Eletrans II S.A. (collectively, Eletrans), with Sociedad Austral de Electricidad Sociedad Anónima (SAESA) to construct four transmission lines in Chile. In 2013, Eletrans entered into forward exchange contracts to manage the foreign currency exchange rate risk of the Chilean Unidad de Fomento (CLF) relative to the U.S. dollar, related to certain construction commitments that are denominated in CLF. The forward exchange contracts settle based on anticipated payments to vendors, generally monthly, ending in July 2018. We recorded a negligible amount of equity earnings in the three months ended September 30, 2013 and $3 million of equity losses in the nine months ended September 30, 2013 related to these forward contracts in Equity Earnings, Net of Income Tax on the Condensed Consolidated Statements of Operations.

SEMPRA RENEWABLES

Sempra Renewables invested $5 million and $296 million in its wind generation joint ventures in the nine months ended September 30, 2013 and 2012, respectively.

SEMPRA NATURAL GAS

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express Pipeline (REX), that links the Rocky Mountains region to the upper Midwest and the eastern United States. In November 2012, Kinder Morgan Energy Partners L.P. (KMP) sold its 50-percent interest in Rockies Express, as part of a larger asset group, to Tallgrass Energy Partners, L.P. (Tallgrass). Phillips 66 owns the remaining interest of 25 percent. Our total investment in Rockies Express is accounted for as an equity method investment.

The general partner of KMP is Kinder Morgan, Inc. (KMI). As a condition of KMI receiving antitrust approval from the Federal Trade Commission (FTC) for its acquisition of El Paso Corporation, KMI agreed to divest certain assets in its natural gas pipeline group.  Included in the asset group, as noted above, was KMP’s interest in Rockies Express. KMP recorded remeasurement losses during 2012 associated with these operations (classified as discontinued operations by KMP). We have recorded impairments of our partnership investment in Rockies Express of $300 million ($179 million after-tax) in the quarter ended June 30, 2012 and an additional $100 million ($60 million after-tax) in the quarter ended September 30, 2012, which are included in Equity Earnings (Losses), Before Income Tax on the Condensed Consolidated Statements of Operations.  Our remaining carrying value in Rockies Express as of September 30, 2013 is $330 million. We discuss the fair value measurement of our investment in Rockies Express in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

RBS SEMPRA COMMODITIES

RBS Sempra Commodities LLP (RBS Sempra Commodities) is a United Kingdom limited liability partnership that owned and operated commodities-marketing businesses previously owned by us. We and our partner in the joint venture, The Royal Bank of Scotland plc (RBS), sold substantially all of the partnership’s businesses and assets in four separate transactions completed in 2010 and early 2011. We account for our investment in RBS Sempra Commodities under the equity method, and report our share of partnership earnings and other associated costs in Parent and Other.

In April 2011, we and RBS entered into a letter agreement (Letter Agreement) which amended certain provisions of the agreements that formed RBS Sempra Commodities. The Letter Agreement addresses the wind-down of the partnership and the distribution of the partnership’s remaining assets. In accordance with the Letter Agreement, we received a distribution of $50 million in May 2013. The investment balance of $76 million at September 30, 2013 reflects remaining distributions expected to be received from the partnership in accordance with the Letter Agreement. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership.

In connection with the Letter Agreement described above, we also released RBS from its indemnification obligations with respect to the items for which J.P. Morgan Chase & Co. (JP Morgan), one of the buyers of the partnership’s businesses, has agreed to indemnify us.

We recorded no equity earnings or losses related to the partnership for either the three months or nine months ended September 30, 2013 and 2012.

We discuss the RBS Sempra Commodities sales transactions, the Letter Agreement and other matters concerning the partnership in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 5. OTHER FINANCIAL DATA

U.S. TREASURY GRANTS RECEIVABLE

At December 31, 2012, we had recognized receivables for U.S. Treasury grants based on eligible costs at our Mesquite Solar 1 and Copper Mountain Solar 2 generating facilities when the projects, or portions of projects, were placed into service. During the first quarter of 2013, the federal government imposed automatic federal budget cuts, known as “sequestration,” as required by The Budget Control Act of 2011. As a result, cash grant payments to eligible taxpayers for renewable energy projects were reduced, and we recorded a reduction to our grants receivable of $23 million and a reversal of income tax benefit of $5 million during the first quarter of 2013. In June 2013, we received $74 million in cash related to the Copper Mountain Solar 2 grant. We received $164 million in cash for the remaining grant receivable for Mesquite Solar 1 in August 2013.

INVENTORIES

The components of inventories by segment are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural Gas		Liquefied Natural Gas				Materials and Supplies		Total
	September 30, 2013	December 31, 2012	September 30, 2013		December 31, 2012		September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
SDG&E	$5	$3	$	―	$	―	$73	$79	$78	$82
SoCalGas	150	128		―		―	27	23	177	151
Sempra South American
Utilities	―	―		―		―	43	34	43	34
Sempra Mexico	―	―		3		8	16	8	19	16
Sempra Renewables	―	―		―		―	2	3	2	3
Sempra Natural Gas	133	109		5		8	6	5	144	122
Sempra Energy
Consolidated	$288	$240		$8		$16	$167	$152	$463	$408

VARIABLE INTEREST ENTITIES (VIE)

We consolidate a VIE if we are the primary beneficiary of the VIE. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess

▪	the purpose and design of the VIE;

▪	the nature of the VIE’s risks and the risks we absorb;

▪	the power to direct activities that most significantly impact the economic performance of the VIE; and

▪	the obligation to absorb losses or right to receive benefits that could be significant to the VIE.

SDG&E

Tolling Agreements

SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements).  SDG&E’s obligation to absorb natural gas costs may be a significant variable interest.  In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based upon our analysis, the ability to direct the dispatch of electricity may have the most significant impact on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If we determine that SDG&E is the primary beneficiary, SDG&E and Sempra Energy consolidate the entity that owns the facility as a VIE, as we discuss below.

Otay Mesa VIE

SDG&E has an agreement to purchase power generated at the Otay Mesa Energy Center (OMEC), a 605-MW generating facility. In addition to tolling, the agreement provides SDG&E with the option to purchase the power plant at the end of the contract term in 2019, or upon earlier termination of the purchased-power agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option, under certain circumstances, it may be required to purchase the power plant at a predetermined price, which we refer to as the put option.

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. SDG&E and Sempra Energy have consolidated Otay Mesa VIE since the second quarter of 2007. Otay Mesa VIE’s equity of $79 million at September 30, 2013 and $76 million at December 31, 2012 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $337 million at September 30, 2013, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC’s property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary as of September 30, 2013. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other operating units also enter into arrangements which could include variable interests. We evaluate these arrangements and applicable entities based upon the qualitative and quantitative analyses described above. Certain of these entities are service companies that are VIEs. As the primary beneficiary of these service companies, we consolidate them. In all other cases, we have determined that these contracts are not variable interests in a VIE and therefore are not subject to the U.S. GAAP requirements concerning the consolidation of VIEs.

The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The financial statements of other consolidated VIEs are not material to the financial statements of Sempra Energy. The captions on the table below generally correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012

Operating revenues
Electric		$(4)	$	―	$	―	$	―
Natural gas		―		―		―		―
Total operating revenues		(4)		―		―		―
Operating expenses
Cost of electric fuel and purchased power		(27)		(26)		(65)		(66)
Operation and maintenance		7		4		33		15
Depreciation and amortization		7		7		20		19
Total operating expenses		(13)		(15)		(12)		(32)
Operating income		9		15		12		32
Other loss, net		―		―		―		(1)
Interest expense		(4)		(3)		(11)		(8)
Income before income taxes/Net income		5		12		1		23
Earnings attributable to noncontrolling interest		(5)		(12)		(1)		(23)
Earnings	$	―	$	―	$	―	$	―

We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

ASSET RETIREMENT OBLIGATIONS

We discuss asset retirement obligations in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

The changes in asset retirement obligations are as follows:

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	2013	2012	2013	2012	2013	2012
Balance at January 1(1)	$2,056	$1,925	$741	$698	$1,253	$1,175
Accretion expense	74	69	35	31	37	36
Liabilities incurred	4	15	―	―	―	―
Payments	(1)	(1)	―	―	―	―
Revisions, GRC-related(2)	(135)	(8)	(30)	―	(105)	―
Revisions, other(3)	181	―	207	―	―	―
Balance at September 30(1)	$2,179	$2,000	$953	$729	$1,185	$1,211
(1)	The current portions of the obligations are included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.
(2)
The decreases in asset retirement obligations in 2013 at SDG&E and SoCalGas are due to revised estimates related to the 2012 General Rate Case (GRC) that received final approval in May 2013. At SDG&E, these revisions included increases in asset service lives ranging from 2 percent to 7 percent, and lower estimated cost of removal. At SoCalGas, the decrease includes increases in asset service lives ranging from 4 percent to 6 percent, partially offset by a higher estimated cost of removal.

(3)
The increase in asset retirement obligations in 2013 at SDG&E is due to revised estimates recorded in the third quarter of 2013 related to the early decommissioning of SONGS Units 2 and 3 (see Note 9).

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Service cost	$28	$23	$8	$4
Interest cost	35	40	10	11
Expected return on assets	(39)	(38)	(15)	(13)
Amortization of:
Prior service cost (credit)	1	―	(1)	―
Actuarial loss	11	12	―	2
Settlement	1	1	―	―
Regulatory adjustment	(14)	9	3	3
Total net periodic benefit cost	$23	$47	$5	$7
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$82	$68	$21	$19
Interest cost	111	122	33	39
Expected return on assets	(121)	(116)	(44)	(40)
Amortization of:
Prior service cost (credit)	3	2	(3)	(2)
Actuarial loss	41	35	5	9
Settlement	1	8	―	―
Regulatory adjustment	(65)	(9)	7	8
Total net periodic benefit cost	$52	$110	$19	$33

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Service cost	$8	$7	$2	$1
Interest cost	9	11	2	2
Expected return on assets	(13)	(11)	(3)	(1)
Amortization of:
Prior service cost	―	―	1	1
Actuarial loss	3	4	―	―
Settlement	1	(1)	―	―
Regulatory adjustment	3	7	1	1
Total net periodic benefit cost	$11	$17	$3	$4
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$24	$21	$6	$5
Interest cost	30	34	6	6
Expected return on assets	(39)	(35)	(7)	(5)
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss	10	11	―	―
Settlement	1	1	―	―
Regulatory adjustment	(3)	7	1	2
Total net periodic benefit cost	$24	$40	$9	$11

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Service cost	$17	$13	$5	$2
Interest cost	22	24	8	9
Expected return on assets	(24)	(23)	(12)	(10)
Amortization of:
Prior service credit	―	―	(2)	(1)
Actuarial loss	6	6	―	1
Regulatory adjustment	(17)	2	2	2
Total net periodic benefit cost	$4	$22	$1	$3
	Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$50	$40	$13	$12
Interest cost	68	74	26	31
Expected return on assets	(73)	(72)	(36)	(33)
Amortization of:
Prior service cost (credit)	1	1	(6)	(5)
Actuarial loss	23	17	4	8
Settlement	―	1	―	―
Regulatory adjustment	(62)	(16)	6	6
Total net periodic benefit cost	$7	$45	$7	$19

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2013:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through September 30, 2013:
Pension plans	$48	$26	$8
Other postretirement benefit plans	19	9	7
Total expected contributions in 2013:
Pension plans	$132	$53	$59
Other postretirement benefit plans	23	12	7

RABBI TRUST

In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $486 million and $510 million at September 30, 2013 and December 31, 2012, respectively.

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and nine months ended September 30, 2013 and 2012. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Earnings/Income attributable to common shares	$296	$268	$719	$566

Denominator:
Weighted-average common shares
outstanding for basic EPS	244,140	241,689	243,682	241,133
Dilutive effect of stock options, restricted
stock awards and restricted stock units	5,119	4,113	5,041	3,880
Weighted-average common shares
outstanding for diluted EPS	249,259	245,802	248,723	245,013

Earnings per share:
Basic	$1.21	$1.11	$2.95	$2.35
Diluted	$1.19	$1.09	$2.89	$2.31

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had no such antidilutive stock options outstanding during either the three months or nine months ended September 30, 2013. We had no such antidilutive stock options outstanding during the three months ended September 30, 2012 and 40,000 such options outstanding during the nine months ended September 30, 2012.

During the three months and nine months ended September 30, 2013 and 2012, we had no stock options outstanding that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Proceeds equal to the unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits recognized or tax shortfalls recognized are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units.  There were no antidilutive RSUs from the application of unearned compensation in the treasury stock method for either the three months or nine months ended September 30, 2013. There were 3,387 such antidilutive RSUs for the three months ended September 30, 2012 and 1,881 such antidilutive RSUs for the nine months ended September 30, 2012. There were no such antidilutive RSAs for either the three months or nine months ended September 30, 2013. There were no such antidilutive RSAs for the three months ended September 30, 2012 and 14,319 such antidilutive RSAs for the nine months ended September 30, 2012.

Each performance-based RSU represents the right to receive between zero and 1.5 shares of Sempra Energy common stock based on Sempra Energy’s four-year cumulative total shareholder return compared to the Standard & Poor’s (S&P) 500 Utilities Index, as follows:

Four-Year Cumulative Total Shareholder Return Ranking versus S&P 500 Utilities Index(1)	Number of Sempra Energy Common Shares Received for Each Performance-Based Restricted Stock Unit(2)
75th Percentile or Above	1.5
50th Percentile	1
35th Percentile or Below	―
(1)	If Sempra Energy ranks at or above the 50th percentile compared to the S&P 500 Index, participants will receive a minimum of 1.0 share for each RSU.
(2)
Participants also receive additional shares for dividend equivalents on shares subject to RSUs, which are reinvested to purchase additional units that become subject to the same vesting conditions as the RSUs to which the dividends relate.

RSAs and those RSUs which are solely service-based have a maximum potential of 100 percent vesting and have the same dividend equivalent rights as performance-based RSUs. We include our performance-based RSUs in potential dilutive shares at zero to 150 percent to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both Sempra Energy stock and the comparative index, dilutive performance-based RSUs may vary widely from period-to-period. We include our RSAs, which are solely service-based, and those RSUs that are solely service-based in potential dilutive shares at 100 percent.

RSUs and RSAs may be excluded from potential dilutive shares by the application of unearned compensation in the treasury stock method, as we discuss above, or because performance goals are currently not met.  The maximum excluded RSAs and RSUs, assuming performance goals were met at maximum levels, were 712,941 and 889,420 for the three months and nine months ended September 30, 2013, respectively, and 2,349,338 and 2,523,343 for the three months and nine months ended September 30, 2012, respectively.

SDG&E PREFERRED STOCK

In September 2013, SDG&E announced that it would redeem all six series of its outstanding shares of contingently redeemable preferred stock at prices ranging from $20.25 to $26.00 per share plus accrued dividends of $1 million. The redemption was completed in October 2013, and accordingly, we recorded the redemption value of $82 million, including a $3 million early call premium, as a current liability at September 30, 2013, included in Other Current Liabilities and Preferred Stock Pending Redemption on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets, respectively. The early call premium is presented as Call Premium on Preferred Stock of Subsidiary on Sempra Energy’s and Call Premium on Preferred Stock on SDG&E’s Condensed Consolidated Statements of Operations. We provide more detail concerning SDG&E’s preferred stock in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $6 million and $5 million for the three months ended September 30, 2013 and 2012, respectively, and $17 million and $18 million for the nine months ended September 30, 2013 and 2012, respectively. Pursuant to our share-based compensation plans, we granted 651,193 performance-based RSUs, 105,680 service-based RSUs and 4,617 RSAs during the nine months ended September 30, 2013, primarily in January.

In April 2013, the IEnova board of directors approved the IEnova 2013 Long-Term Incentive Plan. The purpose of this plan is to align the interests of employees and directors of IEnova with its shareholders. All awards issued from this plan and any related dividend equivalents will settle in cash based on the fair market value of the awards, based on IEnova’s common stock value, upon vesting. In 2013, 1,014,899 RSUs have been issued from this plan.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, primarily at the California Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months and nine months ended September 30, 2013 and 2012.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sempra Energy Consolidated:
AFUDC related to debt	$6	$5	$17	$32
AFUDC related to equity	14	13	44	80
Other capitalized financing costs	9	13	22	40
Total Sempra Energy Consolidated	$29	$31	$83	$152
SDG&E:
AFUDC related to debt	$4	$3	$12	$26
AFUDC related to equity	10	6	30	61
Total SDG&E	$14	$9	$42	$87
SoCalGas:
AFUDC related to debt	$2	$2	$5	$6
AFUDC related to equity	4	7	14	19
Total SoCalGas	$6	$9	$19	$25

COMPREHENSIVE INCOME

The following tables present the changes in Accumulated Other Comprehensive Income by component and amounts reclassified out of Accumulated Other Comprehensive Income (Loss) to net income, excluding amounts attributable to noncontrolling interests:

CHANGES IN COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1)
(Dollars in millions)
	Three months ended September 30, 2013
	Foreign					Total
	Currency	Unamortized	Unamortized			Accumulated Other
	Translation	Net	Prior Service	Financial		Comprehensive
	Adjustments	Actuarial Loss	Credit	Instruments		Income (Loss)
Sempra Energy Consolidated:
Balance as of June 30, 2013	$(96)	$(98)	$1		$(26)	$(219)
Other comprehensive income (loss) before
reclassifications	5	―	―		(6)	(1)
Amounts reclassified from accumulated other
comprehensive income	―	3	―		2	5
Net other comprehensive income (loss)	5	3	―		(4)	4
Balance as of September 30, 2013	$(91)	$(95)	$1		$(30)	$(215)
SDG&E:
Balance as of June 30, 2013	$ ―	$(11)	$1	$	―	$(10)
Amounts reclassified from accumulated other
comprehensive income	―	1	―		―	1
Net other comprehensive income	―	1	―		―	1
Balance as of September 30, 2013	$ ―	$(10)	$1	$	―	$(9)
(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.

CHANGES IN COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1)
(Dollars in millions)
	Nine months ended September 30, 2013
	Foreign						Total
	Currency		Unamortized	Unamortized			Accumulated Other
	Translation		Net	Prior Service	Financial		Comprehensive
	Adjustments		Actuarial Loss	Credit	Instruments		Income (Loss)
Sempra Energy Consolidated:
Balance as of December 31, 2012		$(240)	$(102)	$1		$(35)	$(376)
Other comprehensive income (loss) before
reclassifications		(121)	―	―		1	(120)
Amounts reclassified from accumulated other
comprehensive income		270	(2) 7	―		4	281
Net other comprehensive income		149	7	―		5	161
Balance as of September 30, 2013		$(91)	$(95)	$1		$(30)	$(215)
SDG&E:
Balance as of December 31, 2012	$	―	$(12)	$1	$	―	$(11)
Amounts reclassified from accumulated other
comprehensive income		―	2	―		―	2
Net other comprehensive income		―	2	―		―	2
Balance as of September 30, 2013	$	―	$(10)	$1	$	―	$(9)
SoCalGas:
Balance as of December 31, 2012	$	―	$(4)	$1		$(15)	$(18)
Amounts reclassified from accumulated other
comprehensive income		―	―	―		1	1
Net other comprehensive income		―	―	―		1	1
Balance as of September 30, 2013	$	―	$(4)	$1		$(14)	$(17)
(1)			All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.
(2)
Represents cumulative foreign currency translation adjustment related to the impairment of our Argentine investments in 2006, which is substantially offset by an accrued liability established at that time. We provide additional information about these investments in Note 4.

RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Three months ended September 30, 2013
	Amount reclassified
Details about accumulated	from accumulated other		Affected line item
other comprehensive income (loss) components	comprehensive income (loss)		on Condensed Consolidated Statement of Operations
Sempra Energy Consolidated:
Financial instruments:
Interest rate instruments		$3	Interest Expense
Interest rate instruments		3	Equity Losses, Before Income Tax
Total before income tax		6
		(2)	Income Tax
Net of income tax		4
		(2)	Earnings Attributable to Noncontrolling Interests
		$2

Amortization of defined benefit pension
and postretirement benefits items:
Actuarial gain		$5	(1)
		(2)	Income Tax
Net of income tax		$3
SDG&E:
Financial instruments:
Interest rate instruments		$2	Interest Expense
		(2)	Earnings Attributable to Noncontrolling Interest
	$	―

Amortization of defined benefit pension
and postretirement benefits items:
Actuarial gain		$2	(1)
		(1)	Income Tax
Net of income tax		$1
(1)			Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Nine months ended September 30, 2013
	Amount reclassified
Details about accumulated	from accumulated other		Affected line item
other comprehensive income (loss) components	comprehensive income (loss)		on Condensed Consolidated Statement of Operations
Sempra Energy Consolidated:
Foreign currency translation		$270	Equity Earnings, Net of Income Tax(1)

Financial instruments:
Interest rate instruments		$9	Interest Expense
Interest rate instruments		7	Equity Losses, Before Income Tax
Commodity contracts not subject to			Cost of Natural Gas, Electric Fuel and Purchased
rate recovery		(5)	Power
Total before income tax		11
		(1)	Income Tax
Net of income tax		10
		(6)	Earnings Attributable to Noncontrolling Interests
		$4

Amortization of defined benefit pension
and postretirement benefits items:
Actuarial gain		$12	(2)
		(5)	Income Tax
Net of income tax		$7
SDG&E:
Financial instruments:
Interest rate instruments		$6	Interest Expense
		(6)	Earnings Attributable to Noncontrolling Interest
	$	―

Amortization of defined benefit pension
and postretirement benefits items:
Actuarial gain		$3	(2)
		(1)	Income Tax
Net of income tax		$2
SoCalGas:
Financial instruments:
Interest rate instruments		$1	Interest Expense
		―	Income Tax
Net of income tax		$1
(1)
Represents cumulative foreign currency translation adjustment related to the impairment of our Argentine investments in 2006, which is substantially offset by an accrued liability established at that time. We provide additional information about these investments in Note 4.

(2)			Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

For the three months ended September 30, 2013, Other Comprehensive Income, excluding amounts attributable to noncontrolling interests, at SoCalGas was negligible and reclassifications out of Accumulated Other Comprehensive Income (Loss) to Net Income were also negligible for SoCalGas.

The amounts for comprehensive income in the Condensed Consolidated Statements of Comprehensive Income are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2013				2012
	Share-	Non-			Share-	Non-
	holders'	controlling		Total	holders'	controlling		Total
	Equity(1)	Interests		Equity	Equity(1)	Interests		Equity
Sempra Energy Consolidated:
Other comprehensive income before
reclassifications:
Financial instruments	$(2)	$	―	$(2)	$(3)	$	―	$(3)

Amounts reclassified from accumulated other
comprehensive income:
Pension and other postretirement benefits	$2	$	―	$2	$(7)	$	―	$(7)
Financial instruments	2		―	2	2		―	2
SDG&E:
Amounts reclassified from accumulated other
comprehensive income:
Pension and other postretirement benefits	$1	$	―	$1	$ ―	$	―	$ ―
SoCalGas:
Amounts reclassified from accumulated other
comprehensive income:
Financial instruments	$ ―	$	―	$ ―	$1	$	―	$1
	Nine months ended September 30,
	2013				2012
	Share-	Non-			Share-	Non-
	holders'	controlling		Total	holders'	controlling		Total
	Equity(1)	Interests		Equity	Equity(1)	Interests		Equity
Sempra Energy Consolidated:
Other comprehensive income before
reclassifications:
Financial instruments	$3	$	―	$3	$(8)	$	―	$(8)

Amounts reclassified from accumulated other
comprehensive income:
Pension and other postretirement benefits	$5	$	―	$5	$(4)	$	―	$(4)
Financial instruments	1		―	1	3		―	3
SDG&E:
Amounts reclassified from accumulated other
comprehensive income:
Pension and other postretirement benefits	$1	$	―	$1	$ ―	$	―	$ ―
SoCalGas:
Amounts reclassified from accumulated other
comprehensive income:
Financial instruments	$ ―	$	―	$ ―	$1	$	―	$1
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E or SoCalGas as indicated in left margin.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy’s and SDG&E’s shareholders’ equity and noncontrolling interests for the nine months ended September 30, 2013 and 2012.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2012	$10,282	$401	$10,683
Comprehensive income	888	33	921
Preferred dividends of subsidiaries	(5)	―	(5)
Share-based compensation expense	30	―	30
Common stock dividends declared	(460)	―	(460)
Issuance of common stock	57	―	57
Repurchase of common stock	(45)	―	(45)
Tax benefit related to share-based compensation	30	―	30
Sale of noncontrolling interests, net of offering costs	135	439	574
Distributions to noncontrolling interests	―	(28)	(28)
Call premium on preferred stock of subsidiary	(3)	―	(3)
Balance at September 30, 2013	$10,909	$845	$11,754
Balance at December 31, 2011	$9,775	$403	$10,178
Comprehensive income	671	42	713
Preferred dividends of subsidiaries	(5)	―	(5)
Share-based compensation expense	33	―	33
Common stock dividends declared	(435)	―	(435)
Issuance of common stock	50	―	50
Repurchase of common stock	(16)	―	(16)
Common stock released from ESOP(1)	9	―	9
Equity contributed by noncontrolling interest	―	5	5
Distributions to noncontrolling interests	―	(36)	(36)
Balance at September 30, 2012	$10,082	$414	$10,496
(1)	Employee Stock Ownership Plan

SHAREHOLDER’S EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholder’s	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2012	$4,222	$76	$4,298
Comprehensive income	294	15	309
Preferred stock dividends declared	(4)	―	(4)
Distributions to noncontrolling interest	―	(12)	(12)
Call premium on preferred stock	(3)	―	(3)
Balance at September 30, 2013	$4,509	$79	$4,588
Balance at December 31, 2011	$3,739	$102	$3,841
Comprehensive income	378	10	388
Preferred stock dividends declared	(4)	―	(4)
Distributions to noncontrolling interest	―	(22)	(22)
Balance at September 30, 2012	$4,113	$90	$4,203

Ownership interests that are held by owners other than Sempra Energy and SDG&E in subsidiaries or entities consolidated by them are accounted for and reported as noncontrolling interests. As a result, noncontrolling interests are reported as a separate component of equity on the Condensed Consolidated Balance Sheets.  Earnings or losses attributable to noncontrolling interests are separately identified on the Condensed Consolidated Statements of Operations, and comprehensive income or loss attributable to noncontrolling interests is separately identified on the Condensed Consolidated Statements of Comprehensive Income.

Sale of Noncontrolling Interests

On March 21, 2013, Sempra Energy’s subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova) priced a private offering in the U.S. and outside of Mexico and a concurrent initial public offering in Mexico of new shares of Class II, Single Series common stock at $2.75 per share in U.S. dollars or 34.00 Mexican pesos. The initial purchasers in the private offering and the underwriters in the Mexican public offering were granted a 30-day option to purchase additional common shares at the initial offering price, less the underwriting discount, to cover overallotments. These options were exercised before the settlement date of the offerings, which was March 27, 2013. After the initial offerings and the exercise of the overallotment options, the aggregate shares of common stock sold in the offerings totaled 218,110,500, representing approximately 18.9 percent of IEnova’s outstanding ownership interest.

The net proceeds of the offerings, including the additional option shares, were approximately $574 million in U.S. dollars or 7.1 billion Mexican pesos. IEnova expects to use the net proceeds of the offerings primarily for general corporate purposes, and for the funding of its current investments and ongoing expansion plans. All U.S. dollar equivalents presented here were based on an exchange rate of 12.3841 Mexican pesos to 1.00 U.S. dollar as of March 21, 2013, the pricing date for the offerings. Net proceeds are after reduction for underwriting discounts and commissions and offering expenses. Following completion of the initial offerings and overallotment options, we beneficially owned 81.1 percent of IEnova and its subsidiaries. Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to shareholders’ equity. As a result of the offerings and overallotment options, we recorded an increase in Sempra Energy’s shareholders’ equity of $135 million for the sale of IEnova shares to noncontrolling interests.

IEnova is a separate legal entity, formerly known as Sempra México, S.A. de C.V., comprised primarily of Sempra Energy’s operations in Mexico. IEnova is included within our Sempra Mexico reportable segment, but is not the same in its entirety as the reportable segment. In addition to the IEnova operating companies, the Sempra Mexico segment includes, among other things, certain holding companies and risk management activity. Also, IEnova’s financial results are reported in Mexico under IFRS, as required by the Mexican Stock Exchange (the Bolsa Mexicana de Valores, S.A.B. de C.V.) where the new shares are now traded under the symbol IENOVA.

The private offering was exempt from registration under the U.S. Securities Act of 1933, as amended (the Securities Act), and shares in the private offering were offered and sold only to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to persons outside of the United States, in accordance with Regulation S under the Securities Act. The shares were not registered under the Securities Act or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable securities laws.

Preferred Stock

The preferred stock of SoCalGas is presented at Sempra Energy as a noncontrolling interest at September 30, 2013 and December 31, 2012. The preferred stock of SDG&E was contingently redeemable preferred stock and was fully redeemed in October 2013, as we discuss in “SDG&E Preferred Stock” above. At Sempra Energy, the preferred stock dividends of both SDG&E and SoCalGas are charges against income related to noncontrolling interests. We provide additional information concerning preferred stock in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

At September 30, 2013 and December 31, 2012, we reported the following other noncontrolling ownership interests held by others (not including preferred shareholders) recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent Ownership Held by Others	September 30, 2013	December 31, 2012
SDG&E:
Otay Mesa VIE	100%	$79	$76
Sempra South American Utilities:
Chilquinta Energía subsidiaries(1)	24.4 – 43.4	27	29
Luz del Sur	20.2	222	236
Tecsur	9.8	3	4
Sempra Mexico:
IEnova, S.A.B. de C.V.	18.9	457	―
Sempra Natural Gas:
Bay Gas Storage, Ltd.	9.1	21	20
Liberty Gas Storage, LLC	25.0	15	15
Southern Gas Transmission Company	49.0	1	1
Total Sempra Energy		$825	$381
(1)	Chilquinta Energía has four subsidiaries with noncontrolling interests held by others. Percentage range reflects the highest and lowest ownership percentages amongst these subsidiaries.

TRANSACTIONS WITH AFFILIATES

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	September 30,		December 31,
	2013		2012
SDG&E
Current:
Due from SoCalGas	$	―	$37
Due from various affiliates		1	2
		$1	$39

Due to Sempra Energy		$11	$19
Due to SoCalGas		2	―
		$13	$19

Income taxes due (to) from Sempra Energy(1)		$(2)	$12

SoCalGas
Current:
Due from Sempra Energy		$12	$24
Due from SDG&E		2	―
		$14	$24

Due to SDG&E	$	―	$37
Due to affiliate		20	―
		$20	$37

Income taxes due from Sempra Energy(1)		$130	$99
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies’ having always filed a separate return.

Revenues from unconsolidated affiliates at SDG&E and SoCalGas are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
SDG&E	$3	$2	$8	$6
SoCalGas	17	17	48	48

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$14	$13	$44	$80
Investment (losses) gains(1)	(6)	17	16	27
Gains on interest rate and foreign exchange instruments, net	4	1	17	11
Regulatory interest, net(2)	1	―	3	1
Sundry, net	3	13	(1)	18
Total	$16	$44	$79	$137
SDG&E:
Allowance for equity funds used during construction	$10	$6	$30	$61
Regulatory interest, net(2)	1	―	3	1
Sundry, net	(1)	(1)	(3)	(3)
Total	$10	$5	$30	$59
SoCalGas:
Allowance for equity funds used during construction	$4	$7	$14	$19
Sundry, net	(2)	(1)	(5)	(5)
Total	$2	$6	$9	$14
(1)
Represents investment (losses) gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2) Interest on regulatory balancing accounts.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,
	2013		2012
		Effective		Effective
	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$117	27%	$49	15%
SDG&E	84	38	38	17
SoCalGas	38	27	37	34
	Nine months ended September 30,
	2013		2012
		Effective		Effective
	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$327	30%	$48	8%
SDG&E	147	33	151	27
SoCalGas	107	29	105	35

Changes in Income Tax Expense and Effective Income Tax Rates

Sempra Energy Consolidated

The increase in income tax expense in the three months ended September 30, 2013 was due to higher pretax income and a higher effective tax rate. The change in the effective income tax rate was primarily due to:

▪
$33 million income tax benefit at SDG&E in 2012 resulting from a favorable change made in the third quarter in the income tax treatment of certain repairs expenditures that are capitalized for book purposes, including $22 million recorded in 2012 for 2011 and $11 million recorded for the first two quarters of 2012; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪
income tax benefit in 2013 resulting from a favorable change made in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures at SoCalGas that are capitalized for financial statement purposes;

▪	income tax benefit in 2013 from favorable adjustments to prior years’ income tax items; and

▪	lower income tax expense from Mexican currency translation and inflation adjustments.

The increase in income tax expense in the nine months ended September 30, 2013 was primarily due to significantly higher pretax income in 2013 compared to the same period in 2012 and a higher effective income tax rate. The higher pretax income was primarily due to the write-down of our investment in Rockies Express in 2012 and the favorable impact of the application of the 2012 GRC in 2013, offset by the loss from the early retirement of SONGS in 2013. The income tax benefits for both the loss from the early retirement of SONGS and the write-down of our investment in Rockies Express were recorded at relevant U.S. federal and state statutory income tax rates. The higher effective income tax rate in 2013 was mainly due to:

▪
$54 million income tax benefit in 2012 primarily associated with our decision in the second quarter of 2012 to hold life insurance contracts kept in support of certain benefit plans to term. Previously, we took the position that we might cash in or sell these contracts before maturity, which required that we record deferred income taxes on unrealized gains on investments held within the insurance contracts;

▪	$63 million income tax expense in 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings. We discuss the stock offerings further in Note 5;

▪	lower deferred income tax benefits related to renewable energy projects, offset by higher renewable energy income tax credits; and

▪
$22 million income tax benefit at SDG&E recorded in 2012 for 2011 resulting from a favorable change made in the third quarter in the income tax treatment of certain repairs expenditures that are capitalized for book purposes; offset by

▪
income tax benefit in 2013 resulting from changes made in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures at SoCalGas that are capitalized for financial statement purposes, as we discuss above; and

▪	lower income tax expense from Mexican currency translation and inflation adjustments.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is recognized proportionately over the year. The forecasted items, anticipated on a full year basis, may include, among others, self-developed software expenditures, repairs to certain utility plant fixed assets, renewable energy income tax credits, deferred income tax benefits related to renewable energy projects, exclusions from taxable income of the equity portion of AFUDC, and depreciation on a certain portion of utility plant assets. Items that are unusual and infrequent in nature that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax items, Mexican currency translation and inflation adjustments, and deferred income tax benefit associated with the impairment of a book investment, etc.) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

SDG&E

The increase in SDG&E’s income tax expense in the three months ended September 30, 2013 was primarily due to a higher effective tax rate. The change in the effective tax rate was primarily due to:

▪
$33 million income tax benefit in 2012 resulting from a favorable change made in the third quarter in the income tax treatment of certain repairs expenditures that are capitalized for book purposes, including $22 million recorded in 2012 for 2011 and $11 million recorded for the first two quarters of 2012;

▪	higher unfavorable adjustments to prior years’ income tax items in 2013;

▪	higher reversal through book depreciation in 2013 of previously recognized tax benefits for a certain portion of utility fixed assets; and

▪	lower favorable impact of exclusions from taxable income of the equity portion of AFUDC.

The decrease in SDG&E’s income tax expense for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to significantly lower pretax income (due to the early retirement of SONGS) offset by a higher effective income tax rate. The income tax benefit for the loss from the early retirement of SONGS was recorded at relevant U.S. federal and state statutory income tax rates in the second quarter of 2013. The higher effective income tax rate in the nine months ended September 30, 2013 was primarily due to:

▪
$22 million income tax benefit recorded in 2012 for 2011 resulting from a favorable change made in the third quarter in the income tax treatment of certain repairs expenditures that are capitalized for book purposes; and

▪	higher reversal through book depreciation in 2013 of previously recognized tax benefits for a certain portion of utility fixed assets; offset by

▪	higher deductions for self-developed software expenditures in 2013.

The results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is not included in Sempra Energy’s federal or state income tax returns but is consolidated for financial statement purposes, and therefore, Sempra Energy Consolidated’s and SDG&E’s effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate. We discuss Otay Mesa VIE above in “Variable Interest Entities.”

SoCalGas

The increase in SoCalGas’ income tax expense in the three months ended September 30, 2013 was primarily due to higher pretax income offset by a lower effective income tax rate. The lower effective income tax rate in the three months ended September 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the fourth quarter of 2012, in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes; and

▪	income tax benefit in 2013 due to favorable adjustments to prior years’ income tax items; offset by

▪	higher reversal through book depreciation in 2013 of previously recognized tax benefits for a certain portion of utility fixed assets.

The increase in SoCalGas’ income tax expense in the nine months ended September 30, 2013 was primarily due to higher pretax income offset by a lower effective income tax rate. The lower effective income tax rate in the nine months ended September 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the fourth quarter of 2012, in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes; and

▪	income tax benefit in 2013 due to favorable adjustments to prior years’ income tax items.

On September 13, 2013, the IRS and U.S. Department of the Treasury released final tangible property regulations on the capitalization and expensing rules applicable to expenditures for the acquisition and production of tangible property. A company must conform its tax accounting methods and elect any safe harbors under the final regulations no later than January 1, 2014, however, if a change in the company’s tax accounting methods is required to conform to the final regulations, the company must adjust its deferred tax balances in the current period for any tax adjustments required to bring all prior periods into compliance with the final regulations. We have evaluated our capitalization and expensing policies under the final tangible property regulations and believe that these final regulations will not have a material impact on our financial statements. Accordingly, we have not made any adjustment to our deferred tax balances at September 30, 2013 resulting from the IRS’ issuance of final tangible property regulations during the period.

The California Public Utilities Commission (CPUC) requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income taxes are not recorded to deferred income tax expense, but rather to a regulatory asset or liability. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the effective income tax rate. The following items are subject to flow-through treatment:

▪	repairs expenditures related to a certain portion of utility plant fixed assets

▪	the equity portion of AFUDC

▪	a portion of the cost of removal of utility plant assets

▪	self-developed software expenditures

▪	depreciation on a certain portion of utility plant fixed assets

We provide additional information about our accounting for income taxes in Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At September 30, 2013, Sempra Energy Consolidated had an aggregate of $4.1 billion in committed lines of credit to provide liquidity and to support commercial paper, the major components of which we detail below. Available unused credit on these lines at September 30, 2013 was $3.6 billion.

Sempra Energy

Sempra Energy has a $1.067 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At September 30, 2013 and December 31, 2012, Sempra Energy was in compliance with this and all other financial covenants under the credit facility. The facility also provides for issuance of up to $635 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

At September 30, 2013, Sempra Energy had $12 million of letters of credit outstanding supported by the facility.

Sempra Global

Sempra Global has a $2.189 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 25 lenders. No single lender has greater than a 7-percent share.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At September 30, 2013 and December 31, 2012, Sempra Global was in compliance with this and all of the financial covenants under the credit facility.

At September 30, 2013, Sempra Global had $445 million of commercial paper outstanding supported by the facility. At December 31, 2012, $300 million of commercial paper outstanding was classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. This classification has no impact on cash flows. As a result of issuances of long-term debt in the nine months ended September 30, 2013, as we discuss below, none of the commercial paper outstanding at September 30, 2013 is classified as long-term debt.

California Utilities

SDG&E and SoCalGas have a combined $877 million, five-year syndicated revolving credit agreement expiring in March 2017. JPMorgan Chase Bank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share. The agreement permits each utility to individually borrow up to $658 million, subject to a combined limit of $877 million for both utilities. It also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $200 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit.

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility’s credit ratings. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At September 30, 2013 and December 31, 2012, the California Utilities were in compliance with this and all other financial covenants under the credit facility.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At September 30, 2013, SDG&E and SoCalGas had no outstanding borrowings supported by the facility. Available unused credit on the line at September 30, 2013 was $658 million at both SDG&E and SoCalGas, subject to the combined limit on the facility of $877 million.

GUARANTEES

RBS Sempra Commodities

As we discuss in Note 4, in 2010 and early 2011, Sempra Energy, RBS and RBS Sempra Commodities sold substantially all of the businesses and assets within the partnership in four separate transactions. In connection with each of these transactions, the buyers were, subject to certain qualifications, obligated to replace any guarantees that we had issued in connection with the applicable businesses sold with guarantees of their own. The buyers have substantially completed this process with regard to all existing, open positions, except for one remaining position expected to terminate by January 2014. For those guarantees which have not been replaced, the buyers are obligated to indemnify us in accordance with the applicable transaction documents for any claims or losses in connection with the guarantees that we issued associated with the businesses sold. We discuss additional matters related to our investment in RBS Sempra Commodities in Note 10.

Other Guarantees

Sempra Renewables and BP Wind Energy each currently hold 50-percent interests in the Flat Ridge 2 Wind Farm. The project obtained construction financing in December 2012, and proceeds from the loans were used to return $148 million of each owner’s joint venture investment in 2012. After completion of the project in March 2013, the construction financing was converted into permanent financing consisting of a term loan and a fixed-rate note. The term loan of $242 million expires in June 2023 and the fixed-rate note of $110 million expires in June 2035. The financing agreement requires Sempra Renewables and BP Wind Energy, severally for each partner’s 50-percent interest, to return cash to the project in the event that the project does not meet certain cash flow criteria or in the event that the project’s debt service, operation and maintenance and firm transmission and production tax credits reserve accounts are not maintained at specific thresholds. Sempra Renewables recorded a liability of $3 million in the first quarter of 2013 for the fair value of its obligations associated with the cash flow requirements, which constitutes a guarantee. The liability is being amortized over its expected life. The outstanding loans are not guaranteed by the partners.

Sempra Renewables and BP Wind Energy each currently hold 50-percent interests in the Mehoopany Wind Farm. The project obtained construction financing in June 2012, and proceeds from the loans were used to return $17 million and $13 million of each owner’s joint venture investment in 2012 and 2013, respectively. After completion of the project in May 2013, the construction financing was converted into permanent financing consisting of a term loan. The term loan of $162 million expires in May 2031. The financing agreement requires Sempra Renewables and BP Wind Energy, severally for each partner’s 50-percent interest, to return cash to the project in the event that the project does not meet certain cash flow criteria or in the event that the project’s debt service, operation and maintenance and production tax credits reserve accounts are not maintained at specific thresholds. Additionally, in conjunction with the term loan conversion, Sempra Renewables and BP Wind Energy have provided guarantees to the lenders in lieu of Mehoopany Wind Farm funding a reserve account requirement. Sempra Renewables recorded liabilities of $11 million in the second quarter of 2013 for the fair value of its obligations associated with the cash flow and reserve account requirements, which constitute guarantees. The liabilities are being amortized over their expected lives. The outstanding loans are not guaranteed by the partners.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 1.02 percent and 0.72 percent at September 30, 2013 and December 31, 2012, respectively. The weighted average interest rate at Sempra Energy at December 31, 2012 includes interest rates for commercial paper borrowings classified as long-term, as we discuss above.

LONG-TERM DEBT

SDG&E

In September 2013, SDG&E publicly offered and sold $450 million of 3.60-percent first mortgage bonds maturing in 2023. SDG&E used a portion of the proceeds from this offering to redeem all $60 million of its outstanding 5.85-percent Pollution Control Revenue Bonds (PCRB) due in 2021 and $115 million of its outstanding 5.90-percent PCRBs due in 2014.

Sempra Mexico

On February 14, 2013, IEnova publicly offered and sold in Mexico $306 million (U.S. dollar equivalent) of 6.3-percent notes maturing in 2023 with a U.S. dollar equivalent rate of 4.12 percent after entering into a cross-currency swap for U.S. dollars at the time of issuance. IEnova also publicly offered and sold in Mexico $102 million (U.S. dollar equivalent) of variable rate notes, maturing in 2018, which after a floating-to-fixed cross-currency swap for U.S. dollars at the time of issuance, carry a U.S. dollar equivalent rate of 2.66 percent. The notes and related interest are denominated in Mexican pesos, and the interest rate for the variable rate notes is based on the 28-day Interbank Equilibrium Interest Rate plus 30 basis points. IEnova used $357 million of the proceeds of the notes for the repayment of intercompany debt, including accrued interest, primarily to other Sempra Energy consolidated foreign entities.

Sempra Renewables

In May 2013, Copper Mountain Solar 2 entered into a loan agreement with a syndicate of banks to borrow up to $286 million and took a draw of $146 million in May 2013, the proceeds of which were distributed to Sempra Renewables to reimburse it for the first phase of construction costs of the project. The loan, which is secured by the project, is payable semi-annually and fully matures in May 2023. To partially moderate its exposure to interest rate changes, Copper Mountain Solar 2 entered into floating-to-fixed interest rate swaps for 75 percent of the loan amount, resulting in an effective fixed rate of 5.33 percent. The remaining 25 percent bears interest at rates varying with market rates (2.81 percent at September 30, 2013). In connection with the loan agreement, Copper Mountain Solar 2 may also utilize up to $60 million under a letter of credit facility, which may be used to meet project collateral requirements and debt service reserve requirements.

In the third quarter of 2013, Sempra Renewables sold 50-percent interests in Copper Mountain Solar 2 and Mesquite Solar 1 to ConEdison Development. Sempra Renewables’ interests are now accounted for under the equity method and their long-term debt of $146 million at Copper Mountain 2 and $297 million at Mesquite Solar 1 was deconsolidated upon the sales. We provide further discussion of the sales in Note 3.

Sempra South American Utilities

In May 2013, Chilquinta Energía retired $86 million of outstanding Series A Chilean public bonds maturing in 2014 with a stated interest rate of 2.75 percent.

INTEREST RATE SWAPS

We discuss our fair value interest rate swaps and interest rate swaps to hedge cash flows in Note 7.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures arising in the normal course of business. Our principal exposures are commodity market risk and benchmark interest rate risk. We may also manage foreign exchange rate exposures using derivatives. Our use of derivatives for these risks is integrated into the economic management of our anticipated revenues, anticipated expenses, assets and liabilities. Derivatives may be effective in mitigating these risks (1) that could lead to declines in anticipated revenues or increases in anticipated expenses, or (2) that our asset values may fall or our liabilities increase. Accordingly, our derivative activity summarized below generally represents an impact that is intended to offset associated revenues, expenses, assets or liabilities that are not presented below.

We record all derivatives at fair value on the Condensed Consolidated Balance Sheets. We designate each derivative as (1) a cash flow hedge, (2) a fair value hedge, or (3) undesignated. Depending on the applicability of hedge accounting and, for the California Utilities and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in other comprehensive income (cash flow hedge), on the balance sheet (fair value hedges and regulatory offsets), or recognized in earnings. We classify cash flows from the settlements of derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.

In certain cases, we apply the normal purchase or sale exception to derivative accounting and have other commodity contracts that are not derivatives. These contracts are not recorded at fair value and are therefore excluded from the disclosures below.

HEDGE ACCOUNTING

We may designate a derivative as a cash flow hedging instrument if it effectively converts anticipated revenues or expenses to a fixed dollar amount. We may utilize cash flow hedge accounting for derivative commodity instruments, foreign currency instruments and interest rate instruments. Designating cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that a given future revenue or expense item may vary, and other criteria.

We may designate an interest rate derivative as a fair value hedging instrument if it effectively converts our own debt from a fixed interest rate to a variable rate. The combination of the derivative and debt instruments results in fixing that portion of the fair value of the debt that is related to benchmark interest rates. Designating fair value hedges is dependent on the instrument being used, the effectiveness of the instrument in offsetting changes in the fair value of our debt instruments, and other criteria.

ENERGY DERIVATIVES

Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business.

▪
The California Utilities use natural gas energy derivatives, on their customers’ behalf, with the objective of managing price risk and basis risks, and lowering natural gas costs. These derivatives include fixed price natural gas positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the CPUC. Natural gas derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

▪
SDG&E is allocated and may purchase congestion revenue rights (CRRs), which serve to reduce the regional electricity price volatility risk that may result from local transmission capacity constraints. Unrealized gains and losses do not impact earnings, as they are offset by regulatory account balances. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power, which is recoverable in rates, on the Condensed Consolidated Statements of Operations.

▪
Sempra Mexico and Sempra Natural Gas may use natural gas and electricity derivatives, as appropriate, to optimize the earnings of their assets which support the following businesses: liquefied natural gas (LNG), natural gas transportation, power generation, and Sempra Natural Gas’ storage. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges. Sempra Mexico also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations.

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes as of September 30, 2013 and December 31, 2012 as follows:

NET ENERGY DERIVATIVE VOLUMES

Segment and Commodity	September 30, 2013	December 31, 2012
California Utilities:
SDG&E:
Natural gas	34 million MMBtu	25 million MMBtu	(1)
Congestion revenue rights	27 million MWh	30 million MWh	(2)

Energy-Related Businesses:
Sempra Natural Gas:
Electric power	2 million MWh	1 million MWh
Natural gas	46 million MMBtu	36 million MMBtu
Sempra Mexico - natural gas	―	1 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

In addition to the amounts noted above, we frequently use commodity derivatives to manage risks associated with the physical locations of our assets and other contractual obligations, such as natural gas and electric power purchases and sales.

INTEREST RATE DERIVATIVES

We are exposed to interest rates primarily as a result of our current and expected use of financing. We periodically enter into interest rate derivative agreements intended to moderate our exposure to interest rates and to lower our overall costs of borrowing. We utilize interest rate swaps typically designated as fair value hedges, as a means to achieve our targeted level of variable rate debt as a percent of total debt. In addition, we may utilize interest rate swaps, which are typically designated as cash flow hedges, to lock in interest rates on outstanding debt or in anticipation of future financings.

Interest rate derivatives are utilized by the California Utilities as well as by other Sempra Energy subsidiaries. Although the California Utilities generally recover borrowing costs in rates over time, the use of interest rate derivatives is subject to certain regulatory constraints, and the impact of interest rate derivatives may not be recovered from customers as timely as described above with regard to natural gas derivatives. Accordingly, interest rate derivatives are generally accounted for as hedges at the California Utilities, as well as at the rest of Sempra Energy’s subsidiaries. Separately, Otay Mesa VIE has entered into interest rate swap agreements to moderate its exposure to interest rate changes. This activity was designated as a cash flow hedge as of April 1, 2011.

The net notional amounts of our interest rate derivatives, excluding the cross-currency swaps discussed below, as of September 30, 2013 and December 31, 2012 were:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	September 30, 2013		December 31, 2012
	Notional Debt	Maturities	Notional Debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$419	2013-2028	$439	2013-2028
Fair value hedges	500	2013-2016	500	2013-2016
SDG&E:
Cash flow hedge(1)	337	2019	345	2019
(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.

FOREIGN CURRENCY DERIVATIVES

We are exposed to exchange rate movements at our Mexican subsidiaries, which have U.S. dollar denominated cash balances, receivables and payables (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. These subsidiaries also have deferred income tax assets and liabilities that are denominated in the Mexican peso, which must be translated into U.S. dollars for financial reporting purposes. From time to time, we may utilize short-term foreign currency derivatives at our subsidiaries and at the consolidated level as a means to manage the risk of exposure to significant fluctuations in our income tax expense from these impacts. We may also utilize cross-currency swaps to hedge exposure related to Mexican peso-denominated debt at our Mexican subsidiaries. On February 14, 2013, Sempra Mexico entered into cross-currency swap agreements, which were designated as cash flow hedges. We discuss the notional amount of the cross-currency swaps in Note 6.

In addition, Sempra South American Utilities may utilize foreign currency derivatives at its subsidiaries and joint ventures as a means to manage foreign currency rate risk. We discuss such swaps at Chilquinta Energía’s Eletrans joint venture investment in Note 4.

FINANCIAL STATEMENT PRESENTATION

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions and cash collateral with the same counterparty when management believes a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, including the amount of cash collateral receivables that were not offset, as the cash collateral is in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2013
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)		$15		$13		$(19)		$(77)
Commodity contracts not subject to rate recovery		5		―		―		―
Derivatives not designated as hedging instruments:
Interest rate and foreign exchange instruments		9		26		(7)		(21)
Commodity contracts not subject to rate recovery:		67		11		(70)		(10)
Associated offsetting commodity contracts		(55)		(8)		55		8
Associated offsetting cash collateral		―		―		6		1
Commodity contracts subject to rate recovery:		6		49		(23)		(8)
Associated offsetting commodity contracts		(2)		(1)		2		1
Associated offsetting cash collateral		―		―		12		1
Net amounts presented on the balance sheet		45		90		(44)		(105)
Additional margin posted for commodity contracts
not subject to rate recovery		14		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		17		―		―		―
Total		$76		$90		$(44)		$(105)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―		$(16)		$(43)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		5		49		(22)		(8)
Associated offsetting commodity contracts		(1)		(1)		1		1
Associated offsetting cash collateral		―		―		12		1
Net amounts presented on the balance sheet		4		48		(25)		(49)
Additional margin posted for commodity contracts
not subject to rate recovery(4)		2		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		15		―		―		―
Total		$21		$48		$(25)		$(49)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		$1	$	―		$(1)	$	―
Associated offsetting commodity contracts		(1)		―		1		―
Net amounts presented on the balance sheet		―		―		―		―
Additional margin posted for commodity contracts
not subject to rate recovery(4)		3		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		2		―		―		―
Total		$5	$	―	$	―	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.
(4)	Includes cash collateral not offset related to a negligible amount of commodity contracts not subject to rate recovery.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2012
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate instruments(3)		$7		$12		$(19)		$(64)
Commodity contracts not subject to rate recovery		1		―		―		―
Derivatives not designated as hedging instruments:
Interest rate instruments		8		40		(8)		(35)
Commodity contracts not subject to rate recovery:		117		15		(116)		(27)
Associated offsetting commodity contracts		(102)		(12)		102		12
Associated offsetting cash collateral		―		―		4		7
Commodity contracts subject to rate recovery:		30		35		(35)		(1)
Associated offsetting commodity contracts		(4)		―		4		―
Associated offsetting cash collateral		―		―		22		1
Net amounts presented on the balance sheet		57		90		(46)		(107)
Additional margin posted for commodity contracts
not subject to rate recovery		22		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		13		―		―		―
Total		$92		$90		$(46)		$(107)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―		$(17)		$(64)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		28		35		(33)		(1)
Associated offsetting commodity contracts		(3)		―		3		―
Associated offsetting cash collateral		―		―		22		1
Net amounts presented on the balance sheet		25		35		(25)		(64)
Additional margin posted for commodity contracts
not subject to rate recovery(4)		1		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		12		―		―		―
Total		$38		$35		$(25)		$(64)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		$2	$	―		$(2)	$	―
Associated offsetting commodity contracts		(1)		―		1		―
Net amounts presented on the balance sheet		1		―		(1)		―
Additional margin posted for commodity contracts
not subject to rate recovery(4)		2		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		1		―		―		―
Total		$4	$	―		$(1)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.
(4)	Includes cash collateral not offset related to a negligible amount of commodity contracts not subject to rate recovery.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and on Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) for the three months and nine months ended September 30 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain on derivatives recognized in earnings		Gain (loss) on derivatives recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2013	2012	2013	2012
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$2	$1	$6	$5
Interest rate instruments	Other Income, Net	1	4	(4)	6
Total(1)		$3	$5	$2	$11
(1)
There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized					Gain (loss) reclassified from AOCI
	in OCI (effective portion)					into earnings (effective portion)
	Three months ended September 30,					Three months ended September 30,
	2013		2012		Location	2013	2012
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)		$(8)		$(6)	Interest Expense	$(3)	$(3)
					Equity Earnings (Losses),
Interest rate instruments		(3)		(6)	Before Income Tax	(3)	(4)
Commodity contracts not subject					Cost of Natural Gas, Electric
to rate recovery		1		(3)	Fuel and Purchased Power	―	―
Total		$(10)		$(15)		$(6)	$(7)
SDG&E:
Interest rate instruments(1)		$(3)		$(6)	Interest Expense	$(2)	$(2)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$ ―	$(1)

	Nine months ended September 30,					Nine months ended September 30,
	2013		2012		Location	2013	2012
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)		$(3)		$(21)	Interest Expense	$(9)	$(5)
					Equity Earnings (Losses),
Interest rate instruments		11		(12)	Before Income Tax	(7)	(4)
Commodity contracts not subject					Cost of Natural Gas, Electric
to rate recovery		5		(3)	Fuel and Purchased Power	5	―
Total		$13		$(36)		$(11)	$(9)
SDG&E:
Interest rate instruments(1)		$8		$(16)	Interest Expense	$(6)	$(3)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$(1)	$(2)
(1)						Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE; there has been a negligible amount of ineffectiveness related to these swaps.

Sempra Energy Consolidated expects that losses of $22 million, which are net of income tax benefit, that are currently recorded in AOCI (including losses of $11 million in noncontrolling interests) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates and certain commodity prices in effect when derivative contracts that are currently outstanding mature. The Sempra Energy Consolidated amount includes losses of $10 million at SDG&E in noncontrolling interest related to Otay Mesa VIE.

SoCalGas expects that losses of $1 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows at September 30, 2013 is approximately 15 years and 6 years for Sempra Energy and SDG&E, respectively. The maximum term of hedged interest rate variability related to debt at Sempra Renewables’ equity method investees is 22 years.

We recorded negligible hedge ineffectiveness in the three-month period ended September 30, 2013 and $1 million of hedge ineffectiveness in the nine-month period ended September 30, 2013 and $1 million of hedge ineffectiveness in both the three-month and nine-month periods ended September 30, 2012.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended September 30,			Nine months ended September 30,
	Location	2013		2012	2013		2012
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments	Other Income, Net		$4	$1		$17		$11
Foreign exchange instruments	Equity Earnings,
	Net of Income Tax		―	―		(3)		―
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses		1	(5)		2		(3)
Commodity contracts not subject
to rate recovery	Operation and Maintenance		―	1		―		1
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		―	41		(9)		32
Commodity contracts subject
to rate recovery	Cost of Natural Gas		1	―		―		(1)
Total			$6	$38		$7		$40
SDG&E:
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	$	―	$41		$(9)		$32
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance	$	―	$1	$	―		$1
Commodity contracts subject
to rate recovery	Cost of Natural Gas		1	―		―		(1)
Total			$1	$1	$	―	$	―

CONTINGENT FEATURES

For Sempra Energy and SDG&E, certain of our derivative instruments contain credit limits which vary depending upon our credit ratings. Generally, these provisions, if applicable, may reduce our credit limit if a specified credit rating agency reduces our ratings. In certain cases, if our credit ratings were to fall below investment grade, the counterparty to these derivative liability instruments could request immediate payment or demand immediate and ongoing full collateralization.

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at September 30, 2013 and December 31, 2012 is $3 million and $8 million, respectively. As of September 30, 2013, if the credit ratings of Sempra Energy were reduced below investment grade, $3 million of additional assets could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position at September 30, 2013 and December 31, 2012 is $2 million and $6 million, respectively. As of September 30, 2013, if the credit ratings of SDG&E were reduced below investment grade, $2 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the nine months ended September 30, 2013.

Recurring Fair Value Measures

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

The fair value of commodity derivative assets and liabilities is presented in accordance with our netting policy, as we discuss in Note 7 under “Financial Statement Presentation.”

The determination of fair values, shown in the tables below, incorporates various factors, including but not limited to, the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).

Our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 in the tables below include the following:

▪
Nuclear decommissioning trusts reflect the assets of SDG&E’s nuclear decommissioning trusts, excluding cash balances. A third party trustee values the trust assets using prices from a pricing service based on a market approach. We validate these prices by comparison to prices from other independent data sources. Equity and certain debt securities are valued using quoted prices listed on nationally recognized securities exchanges or based on closing prices reported in the active market in which the identical security is traded (Level 1). Other debt securities are valued based on yields that are currently available for comparable securities of issuers with similar credit ratings (Level 2).

▪
We enter into commodity contracts and interest rate derivatives primarily as a means to manage price exposures. We primarily use a market approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). All Level 3 recurring items are related to CRRs at SDG&E, as we discuss below under “Level 3 Information.” We record commodity derivative contracts that are subject to rate recovery as commodity costs that are offset by regulatory account balances and are recovered in rates.

▪	Investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1).

There were no transfers into or out of Level 1, Level 2 or Level 3 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented, nor any changes in valuation techniques used in recurring fair value measurements.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of September 30, 2013
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$599	$	―	$	―	$	―	$599
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		77		56		―		―	133
Municipal bonds		―		104		―		―	104
Other securities		―		134		―		―	134
Total debt securities		77		294		―		―	371
Total nuclear decommissioning trusts(1)		676		294		―		―	970
Interest rate instruments		―		63		―		―	63
Commodity contracts subject to rate recovery		12		―		57		―	69
Commodity contracts not subject to rate recovery		22		12		―		―	34
Total		$710		$369		$57	$	―	$1,136
Liabilities:
Interest rate and foreign exchange instruments	$	―		$124	$	―	$	―	$124
Commodity contracts subject to rate recovery		13		15		―		(13)	15
Commodity contracts not subject to rate recovery		2		15		―		(7)	10
Total		$15		$154	$	―		$(20)	$149

	At fair value as of December 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$539	$	―	$	―	$	―	$539
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		87		69		―		―	156
Municipal bonds		―		63		―		―	63
Other securities		―		130		―		―	130
Total debt securities		87		262		―		―	349
Total nuclear decommissioning trusts(1)		626		262		―		―	888
Interest rate instruments		―		68		―		―	68
Commodity contracts subject to rate recovery		13		―		61		―	74
Commodity contracts not subject to rate recovery		28		15		―		―	43
Investments		1		―		―		―	1
Total		$668		$345		$61	$	―	$1,074
Liabilities:
Interest rate instruments	$	―		$126	$	―	$	―	$126
Commodity contracts subject to rate recovery		23		9		―		(23)	9
Commodity contracts not subject to rate recovery		6		23		―		(11)	18
Total		$29		$158	$	―		$(34)	$153
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	At fair value as of September 30, 2013
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$599	$	―	$	―	$	―	$599
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		77		56		―		―	133
Municipal bonds		―		104		―		―	104
Other securities		―		134		―		―	134
Total debt securities		77		294		―		―	371
Total nuclear decommissioning trusts(1)		676		294		―		―	970
Commodity contracts subject to rate recovery		10		―		57		―	67
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$688		$294		$57	$	―	$1,039

Liabilities:
Interest rate instruments	$	―		$59	$	―	$	―	$59
Commodity contracts subject to rate recovery		13		15		―		(13)	15
Total		$13		$74	$	―		$(13)	$74

	At fair value as of December 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$539	$	―	$	―	$	―	$539
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		87		69		―		―	156
Municipal bonds		―		63		―		―	63
Other securities		―		130		―		―	130
Total debt securities		87		262		―		―	349
Total nuclear decommissioning trusts(1)		626		262		―		―	888
Commodity contracts subject to rate recovery		12		―		61		―	73
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$639		$262		$61	$	―	$962

Liabilities:
Interest rate instruments	$	―		$81	$	―	$	―	$81
Commodity contracts subject to rate recovery		23		8		―		(23)	8
Total		$23		$89	$	―		$(23)	$89
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	At fair value as of September 30, 2013
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$2	$	―	$	―	$	―	$2
Commodity contracts not subject to rate recovery		3		―		―		―	3
Total		$5	$	―	$	―	$	―	$5

	At fair value as of December 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$1	$	―	$	―	$	―	$1
Commodity contracts not subject to rate recovery		3		―		―		―	3
Total		$4	$	―	$	―	$	―	$4

Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―	$1
Total	$	―		$1	$	―	$	―	$1

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of congestion revenue rights (CRRs) classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended September 30,
	2013	2012
Balance at July 1	$47		$13
Realized and unrealized gains	1		16
Allocated transmission instruments	15		17
Settlements	(6)		(23)
Balance at September 30	$57		$23
Change in unrealized gains or losses relating to
instruments still held at September 30	$2	$	―

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Nine months ended September 30,
	2013	2012
Balance at January 1	$61		$23
Realized and unrealized (losses) gains	(2)		23
Allocated transmission instruments	15		18
Settlements	(17)		(41)
Balance at September 30	$57		$23
Change in unrealized gains or losses relating to
instruments still held at September 30	$1	$	―

SDG&E’s Energy and Fuel Procurement department, in conjunction with SDG&E’s finance group, is responsible for determining the appropriate fair value methodologies used to value and classify CRRs on an ongoing basis. Inputs used to determine the fair value of CRRs are reviewed and compared with market conditions to determine reasonableness. All costs related to CRRs are expected to be recoverable through customer rates. As such, there is no impact to earnings from changes in the fair value of these instruments.

CRRs are recorded at fair value based almost entirely on the most current auction prices published by the California Independent System Operator (ISO), an objective source. The impact associated with discounting is negligible. Because auction prices are a less observable input, these instruments are classified as Level 3. As of September 30, 2013 the auction prices range from $(8) per MWh to $8 per MWh at a given location, and the fair value of these instruments is derived from auction price differences between two locations. As of September 30, 2012 the auction prices ranged from $(3) per MWh to $5 per MWh. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a higher (lower) fair value measurement. We summarize CRR volumes in Note 7. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power, which is recoverable in rates, on the Condensed Consolidated Statements of Operations. Unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings.

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments at September 30, 2013 and December 31, 2012:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	September 30, 2013
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Total long-term debt(1)	$11,750	$	―	$11,818		$745	$12,563
Preferred stock of subsidiary	20		―	21		―	21
SDG&E:
Total long-term debt(2)	$4,402	$	―	$4,325		$337	$4,662
SoCalGas:
Total long-term debt(3)	$1,413	$	―	$1,504	$	―	$1,504
Preferred stock	22		―	23		―	23

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Investments in affordable housing partnerships(4)	$12	$	―	$ ―		$36	$36
Total long-term debt(1)	11,873		―	12,287		956	13,243
Preferred stock of subsidiaries	99		―	107		―	107
SDG&E:
Total long-term debt(2)	$4,135	$	―	$4,243		$345	$4,588
Contingently redeemable preferred stock (5)	79		―	85		―	85
SoCalGas:
Total long-term debt(3)	$1,413	$	―	$1,599	$	―	$1,599
Preferred stock	22		―	24		―	24
(1)
Before reductions for unamortized discount (net of premium) of $15 million at September 30, 2013 and $16 million at December 31, 2012, and excluding capital leases of $184 million at September 30, 2013 and $189 million at December 31, 2012, and commercial paper classified as long-term debt of $300 million at December 31, 2012. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(2)
Before reductions for unamortized discount of $11 million at September 30, 2013 and $12 million at December 31, 2012, and excluding capital leases of $181 million at September 30, 2013 and $185 million at December 31, 2012.

(3)
Before reductions for unamortized discount of $4 million at both September 30, 2013 and December 31, 2012, and excluding capital leases of $2 million at September 30, 2013 and $4 million at December 31, 2012.

(4)	Investments in affordable housing partnerships at Parent and Other.
(5)
On September 30, 2013, SDG&E announced that it would redeem all outstanding shares of its contingently redeemable preferred stock on October 15, 2013 for $82 million. See Note 5 for additional details.

We base the fair value of certain of our long-term debt and preferred stock on a market approach using quoted market prices for identical or similar securities in thinly-traded markets (Level 2). We value other long-term debt using an income approach based on the present value of estimated future cash flows discounted at rates available for similar securities (Level 3).

We calculated the fair value of our investments in affordable housing partnerships using an income approach based on the present value of estimated future cash flows discounted at rates available for similar investments (Level 3).

Nuclear Decommissioning Trusts

We discuss SDG&E’s investments in nuclear decommissioning trust funds in Note 9 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
As of September 30, 2013:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$130	$4		$(1)	$133
Municipal bonds(2)	102	3		(1)	104
Other securities(3)	135	3		(4)	134
Total debt securities	367	10		(6)	371
Equity securities	231	370		(2)	599
Cash and cash equivalents	11	―		―	11
Total	$609	$380		$(8)	$981
As of December 31, 2012:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$147	$9	$	―	$156
Municipal bonds	57	6		―	63
Other securities	121	10		(1)	130
Total debt securities	325	25		(1)	349
Equity securities	249	292		(2)	539
Cash and cash equivalents	20	―		―	20
Total	$594	$317		$(3)	$908
(1)	Maturity dates are 2014-2056.
(2)	Maturity dates are 2014-2062.
(3)	Maturity dates are 2013-2111.

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Proceeds from sales	$181	$204	$507	$524
Gross realized gains	2	3	13	12
Gross realized losses	(8)	(1)	(15)	(6)

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on the Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.

NOTE 9. CALIFORNIA UTILITIES' REGULATORY MATTERS

We discuss matters affecting our California Utilities in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and details of any new matters below.

JOINT MATTERS

CPUC General Rate Case (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the California Utilities to recover their reasonable cost of operations and maintenance and to provide the opportunity to realize their authorized rates of return on their investment. In December 2010, the California Utilities filed their 2012 General Rate Case (2012 GRC) applications to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements would change on an annual basis over the subsequent three-year (2013-2015) period.

In May 2013, the CPUC approved a final decision (Final GRC Decision) in the California Utilities’ 2012 GRC. The Final GRC Decision establishes a 2012 revenue requirement of $1.733 billion for SDG&E and $1.959 billion for SoCalGas. This represents an increase of $119 million (7.4 percent) and $115 million (6.2 percent) over SDG&E’s and SoCalGas’ authorized 2011 revenue requirements, respectively. The Final GRC Decision is effective retroactive to January 1, 2012, and SDG&E and SoCalGas recorded the cumulative earnings effect of the retroactive application of the Final GRC Decision of $69 million and $37 million, respectively, in the second quarter of 2013. For SDG&E and SoCalGas, respectively, these amounts include an incremental earnings impact of $52 million and $25 million related to 2012 and $17 million and $12 million related to the first quarter of 2013.

The amount of revenue associated with the retroactive period is expected to be recovered in SDG&E’s rates over a 28-month period beginning in September 2013, and in SoCalGas’ rates over a 31-month period beginning in June 2013. At September 30, 2013, SDG&E reported on its Condensed Consolidated Balance Sheet $366 million as a regulatory asset, with $203 million classified as noncurrent, representing the retroactive revenue from the Final GRC Decision to be recovered by SDG&E in rates during the period September 2013 through December 2015. At September 30, 2013, SoCalGas reported on its Condensed Consolidated Balance Sheet a regulatory asset of $117 million, with $65 million as noncurrent, representing the retroactive revenue from the Final GRC Decision to be recovered in rates through December 2015.

The Final GRC Decision also establishes a four-year GRC period (through 2015) with a revenue attrition mechanism for the escalation of the adopted revenue requirements for years 2013, 2014, and 2015 based on fixed annual factors of 2.65 percent, 2.75 percent and 2.75 percent, respectively.

For SDG&E, the Final GRC Decision also provides the revenue requirement for cost recovery of wildfire insurance premiums beginning January 1, 2012, as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information regarding the 2012 GRC in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

CPUC Cost of Capital

A cost of capital proceeding determines a utility’s authorized capital structure and authorized rate of return on rate base (ROR), which is a weighted average of the authorized returns on debt, preferred stock, and common equity (return on equity or ROE), weighted on a basis consistent with the authorized capital structure. The authorized ROR is the rate that the California Utilities are authorized to use in establishing rates to recover the cost of debt and equity used to finance their investment in electric and natural gas distribution, natural gas transmission and electric generation assets. In addition, a cost of capital proceeding also addresses the automatic ROR adjustment mechanism which applies market-based benchmarks to determine whether an adjustment to the authorized ROR is required during the interim years between cost of capital proceedings.

SDG&E and SoCalGas filed separate applications with the CPUC in April 2012 to update their cost of capital effective January 1, 2013. The CPUC issued a ruling in June 2012 bifurcating the proceeding. Phase 1 addressed each utility’s cost of capital for 2013, with a final decision issued in December 2012, which granted SDG&E and SoCalGas an authorized ROR of 7.79 percent and 8.02 percent, respectively. The CPUC-authorized ROR in effect prior to the effective date of this decision was 8.40 percent for SDG&E and 8.68 percent for SoCalGas. We provide additional details regarding the cost of capital proceeding in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. Phase 2 addressed the cost of capital adjustment mechanisms for SDG&E, SoCalGas, Southern California Edison (Edison) and Pacific Gas and Electric Company (PG&E).

SDG&E, SoCalGas, PG&E, Edison and the Office of Ratepayer Advocates (ORA) (formerly the Division of Ratepayer Advocates) sponsored a joint stipulation in Phase 2 of the proceeding. In March 2013, the CPUC’s final decision adopted the joint stipulation, as proposed. SDG&E retains its current cost of capital adjustment mechanism, and SoCalGas has implemented this same adjustment mechanism, which we describe in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. Both utilities are forgoing their proposed off-ramp provision.

Natural Gas Pipeline Operations Safety Assessments

Various regulatory agencies, including the CPUC, are evaluating natural gas pipeline safety regulations, practices and procedures. In February 2011, the CPUC opened a forward-looking rulemaking proceeding to examine what changes should be made to existing pipeline safety regulations for California natural gas pipelines. The California Utilities are parties to this proceeding.

In June 2011, the CPUC directed SoCalGas, SDG&E, PG&E and Southwest Gas to file comprehensive implementation plans to test or replace all natural gas transmission pipelines that have not been pressure tested. The California Utilities filed their Pipeline Safety Enhancement Plan (PSEP) with the CPUC in August 2011. The proposed safety measures, investments and estimated costs are not included in the California Utilities’ 2012 GRC process discussed above.

In December 2011, the assigned Commissioner to the rulemaking proceeding for the pipeline safety regulations ruled that SDG&E’s and SoCalGas’ Triennial Cost Allocation Proceeding (TCAP) would be the most logical proceeding to conduct the reasonableness and ratemaking review of the companies’ PSEP.

In January 2012, the CPUC Consumer Protection and Safety Division (CPSD) issued a Technical Report of the California Utilities’ PSEP.  The report, along with testimony and evidentiary hearings, will be used to evaluate the PSEP in the regulatory process.  Generally, the report found that the PSEP approach to pipeline replacement and pressure testing and other proposed enhancements is reasonable.

In February 2012, the assigned Commissioner in the TCAP issued a ruling setting a schedule for the review of the SDG&E and SoCalGas PSEP with evidentiary hearings held in August 2012. SDG&E and SoCalGas now expect the Administrative Law Judge to issue a proposed decision in Phase 1A of this proceeding in the fourth quarter of 2013. We anticipate that the proposed decision, if adopted, would require SoCalGas and SDG&E to update the costs included in their previous filings, as well as to reflect additional records that have been recovered resulting in a reduction of the number of pipeline miles without records.

In April 2012, the CPUC issued an interim decision in the rulemaking proceeding formally transferring the PSEP to the TCAP and authorizing SDG&E and SoCalGas to establish regulatory accounts to record the incremental costs of initiating the PSEP prior to a final decision on the PSEP. The TCAP proceeding will address the recovery of the costs recorded in the regulatory account.

In April 2012, the CPUC issued a decision expanding the scope of the rulemaking proceeding to incorporate the provisions of California Senate Bill (SB) 705, which requires gas utilities to develop and implement a plan for the safe and reliable operation of their gas pipeline facilities. SDG&E and SoCalGas submitted their pipeline safety plans in June 2012. The CPUC decision also orders the utilities to undergo independent management and financial audits to assure that the utilities are fully meeting their safety responsibilities. CPSD will select the independent auditors and will oversee the audits. A schedule for the audits has not been established. In December 2012, the CPUC issued a final decision accepting the utility safety plans filed pursuant to SB 705.

We provide additional information regarding these rulemaking proceedings and the California Utilities’ PSEP in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Utility Incentive Mechanisms

The CPUC applies performance-based measures and incentive mechanisms to all California investor-owned utilities, under which the California Utilities have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals.

We provide additional information regarding these incentive mechanisms in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, and below.

Natural Gas Procurement

In the first quarter of 2012, SoCalGas recorded its Gas Cost Incentive Mechanism (GCIM) award of $6.2 million for natural gas procured for its core customers during the 12-month period ending March 31, 2011. In July 2013, the CPUC approved SoCalGas’ application requesting a GCIM award of $5.4 million for the 12-month period ending March 31, 2012, which SoCalGas recorded in the third quarter of 2013. In June 2013, SoCalGas applied to the CPUC for approval of a GCIM award of $5.8 million for natural gas procured for its core customers during the 12-month period ending March 31, 2013. SoCalGas expects a CPUC decision on this application in the first half of 2014.

Energy Efficiency

In September 2013, SoCalGas and SDG&E filed their incentive award claims of $3.1 million and $3.9 million, respectively, for their energy efficiency performance in program year 2011. We expect CPUC approval of the awards by the end of 2013. Both SoCalGas and SDG&E plan to file incentive award claims for the 2012 program year in the third quarter of 2014. We currently expect the award amounts to be approximately equal to the amounts claimed for the 2011 program year.

In September 2013, the CPUC approved a new Efficiency Savings and Performance Incentive mechanism that would apply for the 2013–2014 program period. The mechanism will be applied on an annual basis and remain in effect for future program cycles unless modified by the CPUC. We currently expect the annual amount of the energy efficiency awards for both SoCalGas and SDG&E under this new mechanism to approximate the amount of awards claimed for the 2011 program year.

SDG&E MATTERS

San Onofre Nuclear Generating Station (SONGS)

SONGS Outage and Retirement

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a 2,150-MW nuclear generating facility near San Clemente, California. SONGS is operated by Southern California Edison (Edison), the majority owner, and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) and the CPUC.

On June 6, 2013, Edison notified SDG&E that it had reached a decision to permanently retire SONGS Units 2 and 3 and seek approval to start the decommissioning activities for the entire facility. Edison advised SDG&E that its management had made the unilateral decision to retire the Units once Edison concluded that the considerable uncertainty about when, or if, the NRC would allow a restart of Unit 2 could not be resolved. Given this uncertainty, Edison decided to retire both Units and seek the authority from the NRC to commence the decommissioning of SONGS.

By way of background, the steam generators were replaced in Units 2 and 3, and the Units returned to service in 2010 and 2011, respectively. Both Units have been shut down since early 2012 after a water leak occurred in the Unit 3 steam generator. Edison concluded that the leak was due to unexpected wear from tube-to-tube contact. At the time the leak was identified, Edison also inspected and tested Unit 2 and subsequently found unexpected tube wear in Unit 2’s steam generators, as well. In March 2012, in response to the shutdown of SONGS, the NRC issued a Confirmatory Action Letter (CAL) which, among other things, outlined the requirements Edison would be required to meet before the NRC would approve a restart of either of the Units.

In October 2012, Edison submitted a restart plan to the NRC proposing to operate Unit 2 at a reduced power level for a period of five months, at which time the Unit would be brought down for further inspection. Edison did not file a restart plan for Unit 3, pending further inspection and analysis of what the required repairs or modifications would need to be to return the Unit back to service in a safe manner. The NRC had been reviewing the restart plan for Unit 2 proposed by Edison since that time, and in May 2013, the Atomic Safety and Licensing Board (ASLB), an adjudicatory arm of the NRC, concluded that the CAL process constituted a de facto license amendment proceeding that was subject to a public hearing. This conclusion by the ASLB resulted in further uncertainty regarding when a final decision might be made on restarting Unit 2.

CPUC SONGS Order Instituting Investigation (OII)

In response to the prolonged outage, the CPUC issued the OII, pursuant to California Public Utilities’ Code Section 455.5. The OII consolidates all SONGS issues in various related proceedings into a single proceeding. The OII, among other things, ruled that all revenues associated with the investment in, and operation of, SONGS since January 1, 2012 are subject to refund to customers, pending the outcome of the proceeding. The OII proceeding will also determine the ultimate recovery of the investment in SONGS and the costs incurred since the commencement of this outage, including purchased replacement power costs that are typically recovered through the Energy Resource Recovery Account (ERRA) balancing account subject only to a reasonableness review by the CPUC.

The first phase of the OII addresses 2012 costs. Two hearings were held in 2013 on this first phase, in May to address the 2012 capital and operation and maintenance costs, and in August to address the appropriate determination of the cost of purchased replacement power. We expect a CPUC decision on the first phase of the OII in the fourth quarter of 2013.

The second phase of the OII addresses the appropriate rate recovery treatment of the investment in SONGS assets. Hearings on this second phase were held in October 2013, and we expect a CPUC decision on this phase of the OII in the first half of 2014.

The third and fourth phases of the OII will address the reasonableness of the steam generator replacement project costs. No hearing dates for these two phases have been scheduled.

Since the unscheduled outage started, SDG&E has procured power to meet its customers’ needs to replace the power that would have been supplied to SDG&E from SONGS, had SONGS been in operation. The estimated cost of the purchased replacement power, determined consistent with the methodology used in the CPUC’s OII into the SONGS outage, incurred from January 2012 through June 6, 2013, the date Edison notified SDG&E of the early closure of SONGS, was approximately $166 million. Of this total, $93 million was incurred in 2012 and has been approved for collection in rates pursuant to prior ERRA proceedings. The remaining $74 million, discussed below, represents replacement power costs incurred in 2013 through June 6 that have not been approved for recovery in rates.

In addition to the estimated cost of the purchased replacement power mentioned above, SDG&E’s share of SONGS’ operating costs, including depreciation, and the return on its investment in SONGS from January 1, 2012 through June 30, 2013, was approximately $300 million. We provide additional information regarding the OII in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Accounting for the Early Retirement of SONGS

Given the decision by Edison to close SONGS, SDG&E management assessed the appropriate accounting for an early-retired plant. In conducting this assessment, management took into consideration, among other things, the interrelationship of any recovery of SDG&E’s investment in SONGS, the cost of operations, the cost of purchased replacement power and the probability of having to refund to customers a portion or all of the revenue subject to refund. Management’s assessment took into account that the CPUC is considering all of these elements on a combined basis in the OII. After considering the regulatory precedent regarding rate recovery of investments in and costs incurred related to early-retired plants, management considered a number of possible regulatory outcomes from the OII proceeding, none of which management considered certain, and given SDG&E’s non-operator and minority interest position and the regulatory precedent on such matters, management believes that it is probable that SDG&E will recover in rates a substantial portion of its investment in SONGS, the associated costs incurred to date and the cost of the purchased replacement power. The amount that management has deemed to be probable of recovery was determined based on management’s assessment of the likelihood of the potential regulatory outcomes identified.

As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, and as a result of our assessment described above, SDG&E established a new regulatory asset included in Other Assets–Other Regulatory Assets on the Condensed Consolidated Balance Sheet. As of September 30, 2013, the balance in this new regulatory asset was $431 million and was comprised of the following:

▪
The net book value of SDG&E’s investment in SONGS plant and nuclear fuel of $516 million, which prior to the date of the plant retirement, had been reported as Property, Plant and Equipment on the Condensed Consolidated Balance Sheet;

▪	SDG&E’s SONGS-related materials and supplies of $10 million, which prior to the date of the plant retirement, had been reported as Inventory on the Condensed Consolidated Balance Sheet;

▪
SDG&E’s 2013 cost of replacement power that is in excess of the amount previously authorized for recovery in ERRA of $74 million which, prior to the date of the plant retirement, would have been reported as Regulatory Balancing Accounts, Net in Current Assets on the Condensed Consolidated Balance Sheet;

▪	Miscellaneous costs incurred or expected to be incurred by SDG&E associated with the early closure of the plant of $31 million; net of

▪	A reserve for disallowance of rate recovery of $200 million reported as Loss from Plant Closure on the Condensed Consolidated Statement of Operations.

The amount that SDG&E will eventually recover will require a regulatory decision from the CPUC that could result in recovery of an amount that is significantly different than management’s estimate.  In addition to recoveries through the regulatory process, SDG&E intends to pursue various avenues for recovery from other potentially responsible parties and insurance carriers. However, these anticipated recoveries, if any, cannot be included in our current estimates. SDG&E will continue to assess the probability of recovery in rates of this new regulatory asset, as well as: 1) the cost of the purchased replacement power of $93 million approved in prior ERRA proceedings for collection in rates, and 2) the operations and maintenance expenses incurred by SDG&E since the start of the forced outages, which amounted to approximately $220 million through September 30, 2013. Should SDG&E conclude that recovery in rates is less than the amount anticipated or no longer probable, SDG&E will record an additional charge against earnings at the time such a conclusion is reached.

Nuclear Regulatory Commission (NRC) Proceedings

In September 2013, Edison received an NRC Inspection Report which identified a preliminary finding with low to moderate safety significance and an apparent violation regarding Unit 3’s steam generators. In addition, the report identified a preliminary finding with very low safety significance for Unit 2’s steam generators for failing to ensure that MHI’s modeling and analysis were adequate.

Simultaneously, the NRC issued an Inspection Report to MHI containing a Notice of Nonconformance for its flawed computer modeling in the design of the replacement steam generators.

Nuclear Decommissioning and Funding

As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison has begun the decommissioning phase of the plant. The process of decommissioning a nuclear power plant is governed by NRC regulations. The regulations categorize the decommissioning activities into three phases: initial activities, major decommissioning and storage activities, and license termination. Initial activities include providing notice of permanent cessation of operations (accomplished on June 12, 2013) and notice of permanent removal of fuel from the reactor vessels (provided by Edison to the NRC on June 28 and July 22, 2013 for Units 3 and 2, respectively). Within two years after the announcement of retirement, the licensee (Edison) must submit a post-shutdown decommissioning activities report, an irradiated fuel management plan and a site-specific decommissioning cost estimate. Edison currently estimates that it will provide the other initial activity phase plans and cost estimates to the NRC by the end of 2014.

In accordance with state and federal requirements and regulations, SDG&E has assets held in trusts, referred to as the Nuclear Decommissioning Trust (NDT), to fund decommissioning costs for SONGS Units 1, 2 and 3. As of September 30, 2013, the fair value of SDG&E’s NDT assets was $981 million. Except for the use of funds for the planning of decommissioning activities, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs. SDG&E currently plans to file a request with the CPUC for such authorization by the end of 2013. Until CPUC approval is received, SDG&E will use working capital to pay for any SONGS decommissioning costs incurred, and such expenditures will be reimbursed from the NDT upon that approval.

SDG&E and Edison have a joint application pending with the CPUC requesting continued rate recovery of the estimated cost for decommissioning of SONGS. SDG&E is currently authorized to recover $8 million annually to fund additional investments in the NDT to pay for the cost of decommissioning SONGS. In its pending application with the CPUC, SDG&E is requesting to recover $16 million on an annual basis to fund additional investments in the NDT. We expect a decision on this application in the first half of 2014.

We provide additional information regarding the NDT and the SONGS decommissioning in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Power Procurement and Resource Planning

South Bay Substation

SDG&E filed an application in 2010 with the CPUC for a permit to construct a new substation to replace the aging and obsolete South Bay substation and accommodate the retirement of the South Bay Power Plant. The existing substation will be demolished when the new substation has been constructed, energized and all transmission lines have been transferred. On October 17, 2013, the CPUC approved SDG&E’s permit to construct the South Bay Substation Relocation Project at SDG&E’s proposed site, which will be located south of the existing site. The project, estimated at $145 million to $175 million, will replace the existing 138/69-kilovolt (kV) substation with the new 230/69/12-kV Bay Boulevard Substation. SDG&E is in the process of obtaining the additional permits required to begin construction, including the coastal development permit from the California Coastal Commission. SDG&E currently expects the project to be in service by 2017.

East County Substation

In June 2012, the CPUC approved SDG&E’s application for authorization to proceed with the East County Substation project, estimated to cost $435 million. The Bureau of Land Management (BLM) issued its record of decision in August 2012. SDG&E began construction in the second quarter of 2013 and expects the substation to be placed in service in the second half of 2014.

FERC Formulaic Rate Matters

SDG&E submitted its Electric Transmission Formula Rate (TO4) filing with the Federal Energy Regulatory Commission (FERC) in February 2013 to be effective September 1, 2013. This proceeding will set the rate making methodology and rate of return for SDG&E’s FERC-regulated electric transmission operations and assets. SDG&E’s TO4 filing is requesting a rate making formula that is essentially the same as the TO3 Formula. SDG&E’s TO4 filing is requesting: 1) rates to be determined by a base period of historical costs and a forecast of capital investments and 2) a true-up period similar to balancing account treatment that is designed to provide SDG&E earnings of no more and no less than its actual cost of service including its authorized return on investment.

This TO4 proceeding will also set SDG&E’s authorized return on equity (ROE) on FERC rate base. SDG&E’s TO4 filing proposes a FERC ROE of 11.3 percent. Parties have protested SDG&E’s proposed ROE and have requested an ROE in the high 8 percent to low 10 percent range. They have also protested other aspects of the TO4 filing. Although the FERC issued orders conditionally adopting the rates proposed by SDG&E based on the 11.3 percent ROE, effective September 1, 2013, such revenues are subject to refund. Settlement negotiations are currently ongoing. If no settlement is reached, hearings at the FERC will begin in May 2014. Based upon recent decisions, and the fact that SDG&E does not currently have any incentive adders in relation to existing projects, the outcome of this proceeding likely may result in an ROE closer to 10 percent.

With respect to SDG&E’s TO3 Formula, a hearing has been scheduled for early 2014 to address SDG&E’s proposed recovery of $23.2 million of costs related to excess wildfire claims in transmission rates for the period September 1, 2012 through August 31, 2013.

Excess Wildfire Claims Cost Recovery at the CPUC

SDG&E and SoCalGas filed an application, along with other related filings, with the CPUC in August 2009 proposing a new framework and mechanism for the future recovery of all wildfire-related expenses for claims, litigation expenses and insurance premiums that are in excess of amounts authorized by the CPUC for recovery in distribution rates. In December 2012, the CPUC issued a final decision that ultimately did not approve the proposed framework for the utilities but allowed SDG&E to maintain its authorized memorandum account, so that SDG&E may file applications with the CPUC requesting recovery of amounts properly recorded in the memorandum account at a later time, subject to reasonableness review.

SDG&E intends to pursue recovery of such costs in a future application. SDG&E will continue to assess the potential for recovery of these costs in rates. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated at September 30, 2013, the resulting after-tax charge against earnings would have been up to $186 million. In addition, in periods following any such conclusion, SDG&E’s earnings will be adversely impacted by increases in the estimated cost to litigate or settle pending wildfire claims. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information about 2007 wildfire litigation costs and their recovery in Note 10.

SOCALGAS MATTER

Aliso Canyon Natural Gas Storage Compressor Replacement

In September 2009, SoCalGas filed an application with the CPUC requesting approval to replace certain obsolete natural gas turbine compressors used in the operations of SoCalGas’ Aliso Canyon natural gas storage reservoir with a new electric compressor station. In April 2012, the CPUC issued a draft environmental impact report (EIR) for the project concluding that no significant or unavoidable adverse environmental impacts have been identified from the construction or operation of the proposed project. In July 2013, the CPUC issued a final EIR confirming the conclusions and findings in the draft EIR. On October 29, 2013, the CPUC issued a proposed decision that adopts the EIR and approves the estimated $200 million project. We expect the CPUC to issue a final decision in November 2013.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We accrue losses for legal proceedings when it is probable that a loss has been incurred and the amounts of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverage and could materially adversely affect our business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, we are unable to estimate reasonably possible losses in excess of any amounts accrued.

At September 30, 2013, Sempra Energy’s accrued liabilities for material legal proceedings, on a consolidated basis, were $177 million. At September 30, 2013, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $164 million and $5 million, respectively. At September 30, 2013, accrued liabilities of $164 million at Sempra Energy and SDG&E were related to wildfire litigation discussed below.

SDG&E

2007 Wildfire Litigation

In October 2007, San Diego County experienced several catastrophic wildfires. Reports issued by the California Department of Forestry and Fire Protection (Cal Fire) concluded that two of these fires (the Witch and Rice fires) were SDG&E “power line caused” and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications’ (Cox) fiber optic cable came into contact with an SDG&E power line “causing an arc and starting the fire.” Cal Fire reported that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties, and the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulting in two fatalities, approximately 40 firefighters injured and an estimated 1,141 homes destroyed.

A September 2008 staff report issued by the CPUC’s CPSD reached substantially the same conclusions as the Cal Fire reports, but also contended that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained. In April 2010, proceedings initiated by the CPUC to determine if any of its rules were violated were settled with SDG&E’s payment of $14.75 million.

Numerous parties have sued SDG&E and Sempra Energy in San Diego County Superior Court seeking recovery of unspecified amounts of damages, including punitive damages, from the three fires. These include owners and insurers of properties that were destroyed or damaged in the fires and government entities seeking recovery of firefighting, emergency response, and environmental costs. They assert various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for property damages resulting from a wildfire ignited by power lines.

In October 2010, the Court of Appeal affirmed the trial court’s ruling that these claims must be pursued in individual lawsuits, rather than as class actions on behalf of all persons who incurred wildfire damages. In February 2011, the California Supreme Court denied a petition for review of the affirmance. A trial has been set for September 26, 2014.

SDG&E filed cross-complaints against Cox seeking indemnification for any liability that SDG&E might incur in connection with the Guejito fire, two SDG&E contractors seeking indemnification in connection with the Witch fire, and one SDG&E contractor seeking indemnification in connection with the Rice fire. SDG&E settled its claims against Cox and the three contractors for a total of approximately $824 million. Among other things, the settlement agreements provide that SDG&E will defend and indemnify Cox and the three contractors against all compensatory damage claims and related costs arising out of the wildfires.

SDG&E has settled all of the approximately 19,000 claims brought by homeowner insurers for damage to insured property relating to the three fires. Under the settlement agreements, SDG&E has paid or will pay 57.5 percent of the approximately $1.6 billion paid or reserved for payment by the insurers to their policyholders and received an assignment of the insurers’ claims against other parties potentially responsible for the fires.

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 5,950 of these plaintiffs, including all of the government entities. There are now less than 100 cases left to be resolved and substantially all of those remaining individual and business plaintiffs have submitted settlement demands and damage estimates totaling approximately $550 million. SDG&E does not expect a significant number of additional plaintiffs to file lawsuits given the applicable statutes of limitation, but does expect to receive additional settlement demands and damage estimates from existing plaintiffs as settlement negotiations continue. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E’s settled claims and defense costs have exceeded its $1.1 billion of liability insurance coverage for the covered period and the $824 million recovered from third parties. It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information.

As we discuss in Note 9, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of its reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and the amounts recovered from third parties. Accordingly, although such recovery will require future regulatory approval, at September 30, 2013, Sempra Energy and SDG&E have recorded assets of $339 million in Regulatory Assets Arising From Wildfire Litigation Costs on their Condensed Consolidated Balance Sheets, including $315 million related to CPUC-regulated operations, which represents the amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts recovered from third parties. SDG&E will increase the regulatory assets if the estimate of amounts to settle remaining claims increases.

SDG&E will continue to assess the probability of recovery of these excess wildfire costs in rates. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated at September 30, 2013, the resulting after-tax charge against earnings would have been up to $186 million. In addition, in periods following any such conclusion, SDG&E’s earnings will be adversely impacted by increases in the estimated cost to litigate or settle pending wildfire claims. We provide additional information about excess wildfire claims cost recovery and related CPUC actions in Note 9 and discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E’s cash flow may be materially adversely affected due to the timing differences between the resolution of claims and the recoveries in rates, which may extend over a number of years. Also, recovery from customers will require future regulatory actions, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s businesses, financial condition, cash flows, results of operations and prospects.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available.

Since 2010, as liabilities for wildfire litigation have become reasonably estimable in the form of settlement demands, damage estimates, and other damage information, SDG&E has recorded related reserves as a liability. The impact of this liability at September 30, 2013 is offset by the recognition of regulatory assets, as discussed above, for reserves in excess of the insurance coverage and recoveries from third parties. The impact of the change in the reserves on SDG&E’s and Sempra Energy’s after-tax earnings was an increase of $0.5 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and an increase of $0.2 million and a decrease of $4.1 million for the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013, wildfire litigation reserves were $164 million ($127 million current and $37 million long-term). Additionally, through September 30, 2013, SDG&E has expended $285 million (cumulative, excluding amounts covered by insurance and amounts recovered from third parties) to pay for the settlement of wildfire claims and related costs.

Sunrise Powerlink Electric Transmission Line

The Sunrise Powerlink is a 117-mile, 500-kV electric transmission line between the Imperial Valley and the San Diego region that was energized and placed in service in June 2012.  The Sunrise Powerlink project was approved by the CPUC in December 2008, the BLM in January 2009, and the U.S. Forest Service (USFS) in July 2010. Numerous administrative appeals and legal challenges have been resolved in favor of the project. Three legal challenges are pending.

In February 2010, project opponents filed a lawsuit in Federal District Court in San Diego alleging that the BLM failed to properly address the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. In July 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s grant of the defendants’ motion for summary judgment.

In January 2011, project opponents filed a lawsuit in Federal District Court in San Diego alleging that the federal approvals for construction of the project on USFS land and BLM land violated the National Environmental Policy Act and other federal environmental laws. In June 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s denial of plaintiffs’ motion for a preliminary injunction.

In February 2011, opponents of the Sunrise Powerlink filed a lawsuit in Sacramento County Superior Court against the State Water Resources Control Board and SDG&E alleging that the water quality certification issued by the Board under the Federal Clean Water Act violated the California Environmental Quality Act. The Superior Court denied the plaintiffs’ petition in July 2012, and the plaintiffs have appealed.

A claim for additional compensation has been submitted by one of SDG&E’s contractors on the Sunrise Powerlink project. The contractor was awarded the transmission line overhead and underground construction contract on a fixed-fee basis of $456 million after agreed-upon amendments. The contractor has asserted that it is owed additional compensation above the fixed-fee portion of the contract. In May 2013, the contractor filed two civil complaints, one in San Diego County and the other in Imperial County, seeking Foreclosure of Mechanics Liens previously filed in the sum of $99.2 million and $81.1 million, respectively.  SDG&E has not been formally served with the complaints, although the parties had previously agreed to stay those proceedings. In October 2013, the contractor served a Demand for Arbitration pursuant to contractual provisions. At this time, based on the documentation submitted by the contractor and the terms of the fixed-fee agreement, SDG&E has concluded that the contractor has not supported its claim for additional compensation in the amount it has requested.

September 2011 Power Outage

In September 2011, a power outage lasting approximately 12 hours affected millions of people from Mexico to southern Orange County, California. Within several days of the outage, several SDG&E customers filed a class action lawsuit in Federal District Court in San Diego against Arizona Public Service Company, Pinnacle West, and SDG&E alleging that the companies failed to prevent the outage. The lawsuit seeks recovery of unspecified amounts of damages, including punitive damages. In July 2012, the court granted SDG&E’s motion to dismiss the punitive damages request and dismissed Arizona Public Service Company and Pinnacle West from the lawsuit. In September 2013, the court granted SDG&E’s motion for summary judgment and dismissed the lawsuit. In October 2013, the plaintiffs appealed the court’s dismissal of their action.

The FERC and North American Electric Reliability Corporation (NERC) conducted a joint inquiry to determine the cause of the power failure and issued a report in May 2012 regarding their findings. The report does not make any findings of failure on SDG&E’s part that led to the power failure. However, this report is not dispositive on any potential liability of SDG&E related to the events of that power outage.

More than 7,000 customers’ claims, primarily related to food spoilage, have been submitted directly to SDG&E.

Smart Meters Patent Infringement Lawsuit

In October 2011, SDG&E was sued by a Texas design and manufacturing company in Federal District Court, Southern District of California, and later transferred to the Federal District Court, Western District of Oklahoma, alleging that SDG&E’s recently installed smart meters infringed certain patents. The meters were purchased from a third party vendor that has agreed to defend and indemnify SDG&E. The lawsuit seeks injunctive relief and recovery of unspecified amounts of damages.

Lawsuit Against Mitsubishi Heavy Industries, Ltd.

On July 18, 2013, SDG&E filed a lawsuit in the Superior Court of California in the County of San Diego against Mitsubishi Heavy Industries, Ltd., Mitsubishi Nuclear Energy Systems, Inc., and Mitsubishi Heavy Industries America, Inc. (collectively MHI).  The lawsuit seeks to recover damages SDG&E has incurred and will incur related to the design defects in the steam generators MHI provided to the SONGS nuclear power plant. The lawsuit asserts a number of causes of action, including fraud, based on the representations MHI made about its qualifications and ability to design generators free from defects of the kind that resulted in the permanent shutdown of the plant and further seeks to set aside the contractual limitation of damages that MHI has asserted. On July 24, 2013, MHI removed the lawsuit to the United States District Court for the Southern District of California, and on August 8, 2013, MHI moved to stay the proceeding pending resolution of the dispute resolution process involving MHI and Edison arising from their contract for the purchase and sale of the steam generators. On October 16, 2013, Edison initiated an arbitration proceeding against MHI seeking damages stemming from the failure of the replacement steam generators.

SoCalGas

SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp., and Pfizer, Inc., are defendants in seven Los Angeles County Superior Court lawsuits filed beginning in April 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs’ exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability. SoCalGas has settled two of the seven lawsuits for an amount that is not significant and has been recorded.

Sempra Mexico

Permit Challenges and Property Disputes

Sempra Mexico has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul LNG terminal near Ensenada, Mexico. The adjacent property is not required by environmental or other regulatory permits for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility. In February 2011, based on a complaint by the claimant, the then new Ensenada Mayor attempted to temporarily close the terminal based on claims of irregularities in municipal permits issued six years earlier. This attempt was promptly countermanded by Mexican federal and Baja California state authorities. No terminal permits or operations were affected as a result of these proceedings or events and the terminal has continued to operate normally. Sempra Mexico expects additional Mexican court proceedings and governmental actions regarding the claimant’s assertions as to whether the terminal’s permits should be modified or revoked in any manner.

The property claimant also filed a lawsuit in July 2010 against Sempra Energy in Federal District Court in San Diego seeking compensatory and punitive damages as well as the earnings from the Energía Costa Azul LNG terminal based on his allegations that he was wrongfully evicted from the adjacent property and that he has been harmed by other allegedly improper actions.

Additionally, several administrative challenges are pending in Mexico before the Mexican environmental protection agency (SEMARNAT) and/or the Federal Tax and Administrative Courts seeking revocation of the environmental impact authorization (EIA) issued to Energía Costa Azul in 2003. These cases generally allege that the conditions and mitigation measures in the EIA are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines. A similar administrative challenge seeking to revoke the port concession for our marine operations at our Energía Costa Azul LNG terminal, which was filed with and rejected by the Mexican Communications and Transportation Ministry, remains on appeal in Mexican federal court as well. Also, there are two real property cases pending against Energía Costa Azul in which the plaintiffs seek to annul the recorded property titles for parcels on which the Energía Costa Azul LNG terminal is situated and to obtain possession of different parcels that allegedly sit in the same place; one of these cases was dismissed in September 2013 at the direction of the state appellate court. A third complaint was served in April 2013 seeking to invalidate the contract by which Energía Costa Azul, S. de R.L. de C.V. purchased another of the terminal parcels, on the grounds the purchase price was unfair. Sempra Mexico expects further proceedings on each of these matters, except for the real property case that was dismissed.

In July 2012, a Mexicali state court issued a ruling declaring the purchase contract by which Termoeléctrica de Mexicali (TDM) acquired the property on which the facility is located to be invalid, on the grounds that the proceeding in which the seller acquired title was invalid. In June 2013, an appellate court overturned the lower court ruling, and the case was subsequently dismissed.

Competitor Claims (Dismissed)

In October 2012, a competitor for one of the two contracts awarded by the Mexican Federal Electricity Commission (Comisión Federal de Electricidad, or CFE) for the construction and operation of a natural gas pipeline in Sonora filed an amparo in the Mexican federal district court in Mexico City, challenging the tender process and the award to us. The competitor, a subsidiary of Fermaca, Sásabe Pipeline, S. de R.L. de C.V., filed suit against 11 different governmental authorities, including the CFE, the President of Mexico, and the Mexican Energy Ministry. Sásabe Pipeline, which was the second-place bidder, alleges CFE discriminated against it in the bidding process, including by failing to accept its comments on the bid guidelines. In February 2013, we were notified that Guaymas Pipeline S. de R. L. de C.V., another subsidiary of Fermaca, filed another, similar amparo challenging the process by which the second of the two contracts was awarded, although it did not submit a bid for the project. Both cases were dismissed in April 2013.

Sempra Natural Gas

Liberty Gas Storage, LLC (Liberty) received a demand for arbitration from Williams Midstream Natural Gas Liquids, Inc. (Williams) in February 2011 related to a sublease agreement. Williams alleges that Liberty was negligent in its attempt to convert certain salt caverns to natural gas storage and seeks damages of $56.7 million. Liberty filed a counterclaim alleging breach of contract in the inducement and seeks damages of more than $215 million.

Other Litigation

As described in Note 4, we hold a noncontrolling interest in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In March 2012, RBS received a letter from the United Kingdom’s Revenue and Customs Department (HMRC) regarding a value-added-tax (VAT) matter related to RBS Sempra Energy Europe (RBS SEE), a former indirect subsidiary of RBS Sempra Commodities that was sold to JP Morgan. The letter states that HMRC is conducting a number of investigations into VAT tax refund claims made by various businesses related to the purchase and sale of carbon credit allowances. The letter also states that HMRC believes it has grounds to deny RBS the ability to reduce its VAT liability by VAT paid during 2009 because it knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. In September 2012, HMRC issued an assessment of £86 million for the VAT paid in connection with these transactions and identified several options for responding, including requesting a review by HMRC and appealing to an independent tribunal. HMRC indicated that the assessment was issued on a protective basis as discussion about the issues is continuing.

In August 2007, the U.S. Court of Appeals for the Ninth Circuit issued a decision reversing and remanding certain FERC orders declining to provide refunds regarding short-term bilateral sales up to one month in the Pacific Northwest for the January 2000 to June 2001 time period. In December 2010, the FERC approved a comprehensive settlement previously reached by Sempra Energy and RBS Sempra Commodities with the State of California. The settlement resolves all issues with regard to sales between the California Department of Water Resources (DWR) and Sempra Commodities in the Pacific Northwest, but potential claims may exist regarding sales in the Pacific Northwest between Sempra Commodities and other parties. The FERC is in the process of addressing these potential claims on remand. Pursuant to the agreements related to the formation of RBS Sempra Commodities, we have indemnified RBS should the liability from the final resolution of these matters be greater than the reserves related to Sempra Commodities. Pursuant to our agreement with the Noble Group Ltd., one of the buyers of RBS Sempra Commodities’ businesses, we have also indemnified Noble Americas Gas & Power Corp. and its affiliates for all losses incurred by such parties resulting from these proceedings as related to Sempra Commodities.

We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, product liability, property damage and other claims. California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.

NUCLEAR INSURANCE

SDG&E and the two other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $375 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $13.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $375 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E’s contribution would be up to $50.93 million. This amount is subject to an annual maximum of $7.6 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance, subject to a $2.5 million deductible for “each and every loss.” In addition, the SONGS owners have insurance coverage for outage expenses and replacement power costs due to accidental property damage. These insurance coverages are provided through Nuclear Electric Insurance Limited (NEIL), a mutual insurance company. The NEIL policies have specific exclusions and limitations that can result in reduced or eliminated coverage. Insured members are subject to retrospective premium assessments. SDG&E could be assessed up to $9.7 million. Edison, on behalf of itself and the minority owners of SONGS (including SDG&E), has placed NEIL on notice of claims under both the property damage and outage insurance policies as a result of SONGS’ Units 2 and 3 being shut down since early 2012.

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

We provide additional information about SONGS in Note 9.

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first nine months of 2013 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have increased by $156 million since December 31, 2012. The increase, primarily due to new natural gas purchase and pipeline capacity contracts in the first nine months of 2013 of $710 million, is partially offset by a decrease of $554 million from fulfillment of commitments. Net future payments are expected to decrease by $357 million in 2013 and to increase by $245 million in 2014, $41 million in 2015, $67 million in 2016, $70 million in 2017 and $90 million thereafter compared to December 31, 2012.

Sempra Natural Gas’ natural gas purchase and storage capacity commitments have increased by $22 million since December 31, 2012, primarily due to additional storage capacity under existing contracts in the first nine months of 2013. Net future payments are expected to decrease by $36 million in 2013, and increase by $10 million in 2014, $7 million in 2015, $7 million in 2016, $7 million in 2017 and $27 million thereafter compared to December 31, 2012.

Sempra Rockies Marketing, a subsidiary of Sempra Natural Gas, has an agreement for capacity on the Rockies Express Pipeline through November 2019, as we discuss in Note 4. Historically, the capacity costs have been more than offset by revenues from releases of the capacity. However, certain capacity release commitments will conclude during 2013 and new contracting activity related to that capacity may not be sufficient to offset all of our capacity commitments. Including capacity released to others, Sempra Rockies Marketing’s obligation to Rockies Express Pipeline LLC for future capacity payments are expected to be $3 million in 2013, $14 million each year in 2014 through 2017 and $83 million thereafter.

LNG Purchase Agreements

At September 30, 2013, Sempra Natural Gas has various purchase agreements with major international companies for the supply of LNG to the Energía Costa Azul and Cameron terminals. We discuss these agreements further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra Natural Gas’ commitments under all LNG purchase agreements, reflecting changes in forward prices since December 31, 2012 and actual transactions for the first nine months of 2013, are expected to decrease by $424 million in 2013, $37 million in 2014, $42 million in 2015, $59 million in 2016, $66 million in 2017 and $731 million thereafter compared to December 31, 2012.

The LNG commitment amounts above are based on Sempra Natural Gas’ commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the nine months ended September 30, 2013 have been significantly lower than the maximum amounts possible.

Purchased-Power Contracts

SDG&E’s commitments under purchased-power contract commitments have increased by $3.1 billion since December 31, 2012. The increase is primarily due to new contracts associated with renewable energy development projects. Net future payments are therefore expected to decrease by $1 million in 2013 and increase by $77 million in 2014, $140 million in 2015, $141 million in 2016, $141 million in 2017 and $2.6 billion thereafter compared to December 31, 2012.

Operating Leases

SDG&E occupies a six-building office complex in San Diego pursuant to two separate operating leases. In 2013, SDG&E amended these lease agreements to extend their expiration from 2017 to 2024. One lease has four five-year renewal options and the other lease has three five-year renewal options, now exercisable beginning in 2024. Significant net changes to future payments on all noncancelable operating leases at SDG&E, including the San Diego office complex, are a decrease of $18 million in 2013 and increases of $3 million each year in 2014 through 2016, $1 million in 2017, and $84 million thereafter compared to December 31, 2012.

Sempra Renewables entered into a land lease in 2013 for the Copper Mountain Solar 3 project, which lease expires in 2050. Future payments on the lease are $2 million each year in 2014 through 2017 and $76 million thereafter.

Headquarters Lease

In August 2013, Sempra Energy entered into a 25-year, build-to-suit lease for its future San Diego, California, headquarters. We expect to occupy the building in the second half of 2015. Future payments on the lease will be $4 million in 2015, $10 million in 2016, $10 million in 2017 and $287 million thereafter.

Construction and Development Projects

In the first nine months of 2013, significant net increases to contractual commitments at SoCalGas were $372 million primarily for the Pipeline Safety Enhancement Program. Net future payments under these contractual commitments are expected to increase by $91 million in 2013, $71 million in 2014, and $70 million each year in 2015 through 2017 compared to December 31, 2012.

In the first nine months of 2013, significant net increases to contractual commitments at Sempra Mexico were $197 million for contracts related to the construction of an approximately 500-mile natural gas transport pipeline network and $215 million for the Energía Sierra Juárez wind project. Net future payments under these contractual commitments are expected to increase by $12 million in 2013, $219 million in 2014, $179 million in 2015 and $2 million in 2016 compared to December 31, 2012.

In the first nine months of 2013, significant net increases to contractual commitments at Sempra Renewables were $515 million for the construction of Copper Mountain Solar 3 facilities and $82 million for the construction of Broken Bow 2 facilities. The future payments under these contractual commitments are expected to be $106 million in 2013, $453 million in 2014, and $38 million in 2015.

Guarantees

In the first nine months of 2013, Sempra Renewables provided additional guarantees to certain solar and wind farm joint ventures aggregating a maximum of $250 million with an associated aggregated carrying value of $11 million for debt service and operation of the solar and wind farms, as we discuss in Note 6.

Other

In February 2013, Sempra Natural Gas entered into a long-term operations and maintenance agreement for its remaining block of the Mesquite Power natural gas-fired power plant, which expires in 2033.  The total cost associated with this agreement is estimated to be approximately $36 million. The future payments for this contractual commitment are expected to be $1 million in 2013, $2 million each year in 2014 through 2017 and $27 million thereafter. We provide additional information about Mesquite Power in Note 3.

NOTE 11. SEGMENT INFORMATION

We have six separately managed reportable segments, as follows:

1.	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

2.	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.
Sempra South American Utilities operates electric transmission and distribution utilities in Chile and Peru. In June 2013, we sold our interests in two Argentine utilities, which we discuss further in Note 4 above.

4.
Sempra Mexico develops, owns and operates, or holds interests in, natural gas transmission pipelines and propane and ethane systems, a natural gas distribution utility, electric generation facilities (including wind), a terminal for the import of LNG, and marketing operations for the purchase of LNG and the purchase and sale of natural gas in Mexico.

5.
Sempra Renewables develops, owns and operates, or holds interests in, wind and solar energy projects in Arizona, California, Colorado, Hawaii, Indiana, Kansas, Nebraska, Nevada and Pennsylvania to serve wholesale electricity markets in the United States.

6.
Sempra Natural Gas develops, owns and operates, or holds interests in, a natural gas-fired electric generation asset, natural gas pipelines and storage facilities, natural gas distribution utilities and a terminal for the import and export of LNG and sale of natural gas, all within the United States.

Sempra South American Utilities and Sempra Mexico comprise our Sempra International operating unit.  Sempra Renewables and Sempra Natural Gas comprise our Sempra U.S. Gas & Power operating unit.

We evaluate each segment’s performance based on its contribution to Sempra Energy’s reported earnings. The California Utilities operate in essentially separate service territories, under separate regulatory frameworks and rate structures set by the CPUC. The California Utilities’ operations are based on rates set by the CPUC and the FERC. We describe the accounting policies of all of our segments in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

During the fourth quarter of 2012, Sempra Mexico initiated a public debt offering process through one of its subsidiaries. We discuss this debt issuance, which occurred on February 14, 2013, in Note 6. The subsidiary issuing the debt, now IEnova, was previously included in Parent and Other. In anticipation of the debt issuance, we revised the manner in which we make resource allocation decisions to our Sempra Mexico segment and assess its performance. As a result, we reclassified certain amounts from Parent and Other, which contains interest and other corporate costs and certain holding company activities, to our Sempra Mexico segment. Losses reclassified as a result of the restatement were $12 million for both the three months and nine months ended September 30, 2012. In accordance with U.S. GAAP, the historical segment disclosures have been restated to be consistent with the current presentation.

The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as “All other” in the following tables consist primarily of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,						Nine months ended September 30,
	2013			2012			2013		2012
REVENUES
SDG&E		$1,063	42%		$1,092	44%	$3,066	39%		$2,706	39%
SoCalGas		807	32		728	29	2,694	34		2,328	33
Sempra South American Utilities		364	14		356	14	1,119	14		1,061	15
Sempra Mexico		188	7		181	7	519	7		435	6
Sempra Renewables		25	1		27	1	76	1		49	1
Sempra Natural Gas		212	8		294	12	683	9		761	11
Adjustments and eliminations		―	―		―	―	(2)	―		(2)	―
Intersegment revenues(1)		(108)	(4)		(171)	(7)	(303)	(4)		(359)	(5)
Total		$2,551	100%		$2,507	100%	$7,852	100%		$6,979	100%
INTEREST EXPENSE
SDG&E		$50			$49		$147			$124
SoCalGas		17			17		52			51
Sempra South American Utilities		8			6		20			22
Sempra Mexico		―			3		5			6
Sempra Renewables		5			6		22			13
Sempra Natural Gas		34			26		80			72
All other		60			62		182			185
Intercompany eliminations		(37)			(43)		(95)			(121)
Total		$137			$126		$413			$352
INTEREST INCOME
SDG&E	$	―		$	―		$1		$	―
Sempra South American Utilities		3			3		11			11
Sempra Mexico		―			―		1			1
Sempra Renewables		7			2		14			3
Sempra Natural Gas		26			15		57			41
All other		2			2		1			1
Intercompany eliminations		(33)			(17)		(70)			(43)
Total		$5			$5		$15			$14
DEPRECIATION AND AMORTIZATION
SDG&E		$126	44%		$128	46%	$367	44%		$359	45%
SoCalGas		100	35		91	33	280	34		268	33
Sempra South American Utilities		14	5		15	5	44	5		42	5
Sempra Mexico		16	5		15	5	47	6		46	6
Sempra Renewables		5	2		4	1	20	3		10	1
Sempra Natural Gas		20	7		24	9	60	7		69	9
All other		5	2		3	1	10	1		9	1
Total		$286	100%		$280	100%	$828	100%		$803	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E		$84			$38		$147			$151
SoCalGas		38			37		107			105
Sempra South American Utilities		16			27		50			57
Sempra Mexico		16			31		44			61
Sempra Renewables		9			(12)		(8)			(47)
Sempra Natural Gas		(4)			(45)		35			(171)
All other		(42)			(27)		(48)			(108)
Total		$117			$49		$327			$48

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended September 30,						Nine months ended September 30,
	2013			2012			2013		2012
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Renewables		$(10)			$(6)		$(12)			$(7)
Sempra Natural Gas		13			(87)		33			(366)
All other		―			(1)		―			(2)
Total		$3			$(94)		$21			$(375)
Earnings (losses) recorded net of tax:
Sempra South American Utilities	$	―		$	―		$(14)		$	―
Sempra Mexico		8			10		27			29
Total		$8			$10		$13			$29
EARNINGS (LOSSES)
SDG&E(2)		$129	44%		$174	65%	$285	40%		$374	66%
SoCalGas(3)		102	34		71	26	266	37		190	34
Sempra South American Utilities		39	13		40	15	110	15		118	21
Sempra Mexico		39	13		42	16	96	13		122	22
Sempra Renewables		37	13		13	5	56	8		47	8
Sempra Natural Gas		(7)	(2)		(68)	(25)	55	8		(260)	(46)
All other		(43)	(15)		(4)	(2)	(149)	(21)		(25)	(5)
Total		$296	100%		$268	100%	$719	100%		$566	100%
							Nine months ended September 30,
							2013		2012
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E							$679	38%		$998	44%
SoCalGas							521	29		462	21
Sempra South American Utilities							120	7		117	5
Sempra Mexico							280	16		13	1
Sempra Renewables							119	7		564	25
Sempra Natural Gas							65	3		84	4
All other							1	―		3	―
Total							$1,785	100%		$2,241	100%
							September 30, 2013		December 31, 2012
ASSETS
SDG&E							$15,275	41%		$14,744	40%
SoCalGas							9,288	25		9,071	25
Sempra South American Utilities							3,492	10		3,310	9
Sempra Mexico							3,315	9		2,591	7
Sempra Renewables							1,898	5		2,439	7
Sempra Natural Gas							7,078	19		5,145	14
All other							621	2		818	2
Intersegment receivables							(4,066)	(11)		(1,619)	(4)
Total							$36,901	100%		$36,499	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra South American Utilities							$(2)		$	―
Sempra Mexico							367			340
Sempra Renewables							701			592
Sempra Natural Gas							330			361
All other							76			134
Total							$1,472			$1,427
(1)			Revenues for reportable segments include intersegment revenues of:

$3 million, $17 million, $23 million and $65 million for the three months ended September 30, 2013; $7 million, $48 million, $68 million and $180 million for the nine months ended September 30, 2013; $3 million, $17 million, $78 million and $73 million for the three months ended September 30, 2012; and $6 million, $48 million, $161 million and $144 million for the nine months ended September 30, 2012 for SDG&E, SoCalGas, Sempra Mexico and Sempra Natural Gas, respectively.

(2)			After preferred dividends and call premium on preferred stock.
(3) After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto contained in our 2012 Annual Report on Form 10-K (Annual Report) and “Risk Factors” contained in this Form 10-Q and our Annual Report.

OVERVIEW

Sempra Energy is a Fortune 500 energy-services holding company whose operating units develop energy infrastructure, operate utilities and provide related services to their customers. Our operations are divided principally between our California Utilities, which are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), and Sempra International and Sempra U.S. Gas & Power. SDG&E and SoCalGas are separate, reportable segments.  Sempra International includes two reportable segments – Sempra South American Utilities and Sempra Mexico. Sempra U.S. Gas & Power also includes two reportable segments – Sempra Renewables and Sempra Natural Gas.

This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	SDG&E

▪	SoCalGas

References to “we,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context. All references to “Sempra International” and “Sempra U.S. Gas & Power,” and to their respective principal segments, are not intended to refer to any legal entity with the same or similar name.

In the first quarter of 2013, a Sempra Energy subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova), completed a private offering in the U.S. and outside of Mexico and concurrent public offering in Mexico of common stock. IEnova is a separate legal entity, formerly known as Sempra México, S.A. de C.V., comprised primarily of Sempra Energy’s operations in Mexico. IEnova is included within our Sempra Mexico reportable segment, but is not the same in its entirety as the reportable segment. In addition to the IEnova operating companies, the Sempra Mexico segment includes, among other things, certain holding companies and risk management activity. Also, IEnova’s financial results are reported in Mexico under International Financial Reporting Standards (IFRS), as required by the Mexican Stock Exchange (the Bolsa Mexicana de Valores, S.A.B. de C.V.) where the new shares are now traded under the symbol IENOVA. We discuss the offerings and IEnova further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

During the fourth quarter of 2012, we revised the manner in which we make resource allocation decisions to our Sempra Mexico segment and assess its performance, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 16 and 18 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, we have reclassified certain amounts from Parent and Other, which contains interest and other corporate costs and certain holding company activities, to our Sempra Mexico segment. In accordance with accounting principles generally accepted in the United States (U.S. GAAP), our historical segment disclosures have been restated to be consistent with the current presentation. All discussions of our operating units and reportable segments reflect the revised segment information.

RBS Sempra Commodities LLP (RBS Sempra Commodities) is a joint venture partnership that held commodities-marketing businesses previously owned by us. We and The Royal Bank of Scotland plc (RBS), our partner in the joint venture, sold substantially all of the partnership’s businesses and assets in four separate transactions completed in 2010 and early 2011. We discuss these transactions and other matters concerning the partnership in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein. We account for our investment in RBS Sempra Commodities under the equity method and report our share of partnership earnings and other associated costs in Parent and Other.

Below are summary descriptions of our operating units and their reportable segments.

SEMPRA ENERGY OPERATING UNITS AND REPORTABLE SEGMENTS

CALIFORNIA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪ Provides electricity to 3.4 million consumers (1.4 million meters) ▪ Provides natural gas to 3.1 million consumers (860,000 meters)	Serves the county of San Diego, California and an adjacent portion of southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 21.1 million (5.8 million meters)	Southern California and portions of central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra International or Sempra U.S. Gas & Power operating units described below.

We provide summary descriptions of our Sempra International and Sempra U.S. Gas & Power businesses below.

SEMPRA INTERNATIONAL
	MARKET	GEOGRAPHIC REGION
SEMPRA SOUTH AMERICAN UTILITIES Infrastructure supports electric transmission and distribution	▪ Provides electricity to approximately 620,000 customers in Chile and more than 950,000 customers in Peru	▪ Chile ▪ Peru
SEMPRA MEXICO
Develops, owns and operates, or holds interests in:
▪ natural gas transmission pipelines and propane and ethane systems

▪ a natural gas distribution utility

▪ electric generation facilities, including wind

▪ a terminal for the importation of liquefied natural gas (LNG)

▪ marketing operations for the purchase of LNG and the purchase and sale of natural gas

	▪ Natural gas ▪ Wholesale electricity ▪ Liquefied natural gas	▪ Mexico

SEMPRA U.S. GAS & POWER
	MARKET	GEOGRAPHIC REGION
SEMPRA RENEWABLES Develops, owns, operates, or holds interests in renewable energy generation projects	▪ Wholesale electricity	▪ U.S.A.
SEMPRA NATURAL GAS
Develops, owns and operates, or holds interests in:
▪ a natural gas-fired electric generation asset

▪ natural gas pipelines and storage facilities

▪ natural gas distribution utilities

▪ a terminal in the U.S. for the import and export of LNG and sale of natural gas

▪ marketing operations

	▪ Wholesale electricity ▪ Natural gas ▪ Liquefied natural gas	▪ U.S.A.

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪	Overall results of our operations and factors affecting those results

▪	Our segment results

▪	Significant changes in revenues, costs and earnings between periods

Our earnings increased by $28 million to $296 million in the three months ended September 30, 2013, and by $153 million to $719 million in the nine months ended September 30, 2013. Diluted earnings per share for the three-month period increased by $0.10 per share to $1.19 per share, while diluted earnings per share for the nine-month period increased by $0.58 per share to $2.89 per share.

The increases in our earnings and diluted earnings per share for the three-month period were primarily due to:

▪
a $60 million noncash impairment charge in 2012 to further write down our investment in the joint venture, Rockies Express Pipeline LLC (Rockies Express), that operates the Rockies Express natural gas pipeline;

▪	$31 million higher earnings at SoCalGas; and

▪	$24 million in gains from Sempra Renewables’ sale of 50-percent equity interests in Mesquite Solar 1 and Copper Mountain Solar 2 in 2013; offset by

▪	$45 million lower earnings at SDG&E primarily due to a favorable income tax item in 2012, lower CPUC-authorized rate of return in the cost of capital proceeding and loss of SONGS rate base; and

▪	$39 million higher losses at Parent and Other primarily from lower investment gains and higher net interest expense.

The increases in our earnings and diluted earnings per share for the nine-month period were primarily due to the following items, by segment:

SDG&E

▪
$52 million favorable impact on 2013 earnings from the retroactive impact for 2012 of the 2012 General Rate Case (GRC), for which a final decision by the California Public Utilities Commission (CPUC) was issued in the second quarter of 2013

▪	$36 million higher earnings at SDG&E from electric transmission, including Sunrise Powerlink, and CPUC base operations

▪	$(119) million charge for loss from plant closure associated with SDG&E’s investment in the San Onofre Nuclear Generating Station (SONGS) nuclear facility

SoCalGas

▪	$27 million higher operating margin and newly recovered costs at SoCalGas as a result of the 2012 GRC

▪	$25 million favorable impact on 2013 earnings from the retroactive impact for 2012 of the 2012 GRC

Sempra Mexico

▪	$(18) million decrease in Sempra Mexico’s earnings for earnings attributable to noncontrolling interests at IEnova

Sempra Renewables

▪	$24 million in gains from the sale of 50-percent equity interests in Mesquite Solar 1 and Copper Mountain Solar 2 in 2013

▪
$(38) million lower deferred income tax benefits at Sempra Renewables, including $5 million decrease from U.S. Treasury grant sequestration in 2013, as a result of solar and wind generating assets placed in service in 2012

Sempra Natural Gas

▪	$239 million cumulative noncash impairment charge in 2012 to write down our investment in Rockies Express

▪	$44 million gain on the sale of one 625-megawatt (MW) block of Sempra Natural Gas’ 1,250-MW Mesquite Power natural gas-fired power plant in the first quarter of 2013

▪	$24 million higher earnings at Sempra Natural Gas primarily from LNG operations

Parent and Other

▪	$(63) million income tax expense in the first quarter of 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings

▪	$(54) million income tax benefit in 2012 primarily associated with our decision to hold life insurance contracts kept in support of certain benefit plans to term

The following table shows our earnings (losses) by segment, which we discuss below in “Segment Results.”

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
California Utilities:
SDG&E(1)	$129	44%	$174	65%	$285	40%	$374	66%
SoCalGas(2)	102	34	71	26	266	37	190	34
Sempra International:
Sempra South American Utilities	39	13	40	15	110	15	118	21
Sempra Mexico	39	13	42	16	96	13	122	22
Sempra U.S. Gas & Power:
Sempra Renewables	37	13	13	5	56	8	47	8
Sempra Natural Gas	(7)	(2)	(68)	(25)	55	8	(260)	(46)
Parent and other(3)	(43)	(15)	(4)	(2)	(149)	(21)	(25)	(5)
Earnings	$296	100%	$268	100%	$719	100%	$566	100%
(1)		After preferred dividends and call premium on preferred stock.
(2)		After preferred dividends.
(3)
Includes after-tax interest expense ($36 million and $37 million for the three months ended September 30, 2013 and 2012, respectively, and $109 million and $110 million for the nine months ended September 30, 2013 and 2012, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SEGMENT RESULTS

The following section is a discussion of earnings (losses) by Sempra Energy segment, as presented in the table above. Variance amounts are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted.

EARNINGS BY SEGMENT – CALIFORNIA UTILITIES
(Dollars in millions)

SDG&E

Our SDG&E segment recorded earnings of:

▪	$129 million in the three months ended September 30, 2013 ($134 million before preferred dividends and call premium)

▪	$174 million in the three months ended September 30, 2012 ($176 million before preferred dividends)

▪	$285 million for the first nine months of 2013 ($292 million before preferred dividends and call premium)

▪	$374 million for the first nine months of 2012 ($378 million before preferred dividends)

The decrease of $45 million (26%) in the three months ended September 30, 2013 was primarily due to:

▪	$46 million increase in income tax expense including

o
$33 million income tax benefit recorded in the third quarter of 2012 from the change in the income tax treatment of certain repairs expenditures ($22 million for full year 2011 and $11 million for the first six months of 2012), as we discuss below in “Income Taxes,” and

o	$7 million higher unfavorable adjustments to prior years’ income tax items;

▪	$6 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013;

▪	$5 million loss of revenue from SONGS due to the early closure of the plant; and

▪	$3 million call premium on the redemption of preferred stock; offset by

▪	$9 million higher CPUC base operating margin as a result of the final GRC decision, net of operating costs; and

▪	$6 million higher electric transmission margin.

The decrease of $89 million (24%) in the first nine months of 2013 was primarily due to:

▪	$119 million charge for loss from plant closure associated with SDG&E’s investment in SONGS;

▪
$22 million income tax benefit recorded in the third quarter of 2012 for full year 2011 from the change in the income tax treatment of certain repairs expenditures, as we discuss below in “Income Taxes;”

▪	$15 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013;

▪	$12 million higher interest expense;

▪	$7 million loss of revenue from SONGS due to the early closure of the plant;

▪	$6 million for the recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel; and

▪	$3 million call premium on the redemption of preferred stock; offset by

▪	$52 million favorable impact from the retroactive application for 2012 of the final decision in the 2012 GRC;

▪	$26 million higher electric transmission margin (including Sunrise Powerlink);

▪	$10 million higher CPUC base operating margin as a result of the final GRC decision, net of operating costs; and

▪	$6 million increase in allowance for funds used during construction (AFUDC) related to equity (excluding Sunrise).

SoCalGas

Our SoCalGas segment recorded earnings of:

▪	$102 million in the three months ended September 30, 2013 (both before and after preferred dividends)

▪	$71 million in the three months ended September 30, 2012 (both before and after preferred dividends)

▪	$266 million for the first nine months of 2013 ($267 million before preferred dividends)

▪	$190 million for the first nine months of 2012 ($191 million before preferred dividends)

The increase of $31 million (44%) in the three months ended September 30, 2013 was primarily due to:

▪	$12 million primarily due to higher CPUC base operating margin as a result of the final GRC decision;

▪
$10 million reduction in 2013 income tax expense primarily due to a change made beginning in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures for gas transmission and distribution assets that are capitalized for financial statement purposes, as we discuss below in “Income Taxes;”

▪	$4 million insurance recovery of previously expensed costs;

▪	$4 million expensing of costs associated with the transmission integrity management program in 2012 now fully recovered (balanced) in revenues pursuant to the 2012 GRC; and

▪	$3 million favorable resolution of prior year tax issues in 2013; offset by

▪	$3 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013.

The increase of $76 million (40%) in the first nine months of 2013 was primarily due to:

▪
$26 million reduction in 2013 income tax expense primarily due to a change made beginning in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures for gas transmission and distribution assets that are capitalized for financial statement purposes, as we discuss below in “Income Taxes;”

▪	$25 million favorable impact from the retroactive application for 2012 of the final decision in the 2012 GRC;

▪	$17 million primarily due to higher CPUC base operating margin as a result of the final GRC decision;

▪	$10 million expensing of costs associated with the transmission integrity management program in 2012 now fully recovered (balanced) in revenues pursuant to the 2012 GRC;

▪	$8 million favorable resolution of prior year tax issues in 2013; and

▪	$4 million insurance recovery of previously expensed costs; offset by

▪	$10 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; and

▪	$5 million decrease in AFUDC related to equity.

EARNINGS BY SEGMENT – SEMPRA INTERNATIONAL
(Dollars in millions)

Sempra South American Utilities

Our Sempra South American Utilities segment recorded earnings of:

▪	$39 million in the three months ended September 30, 2013

▪	$40 million in the three months ended September 30, 2012

▪	$110 million for the first nine months of 2013

▪	$118 million for the first nine months of 2012

The decrease in earnings of $1 million (3%) in the three months ended September 30, 2013 was primarily due to:

▪	$3 million lower earnings from operations in 2013 from foreign currency effects; and

▪	$2 million higher interest expense; offset by

▪	$4 million lower income tax expense from an unfavorable resolution of prior years’ tax matters in 2012.

The decrease in earnings of $8 million (7%) in the first nine months of 2013 was primarily due to:

▪
$11 million equity losses related to our investments in two Argentine natural gas utility holding companies, including $7 million noncash impairment charge in the first quarter of 2013 and $4 million loss from the sale of the investments in the second quarter of 2013; and

▪	$3 million equity losses from our joint venture in Chile in 2013 resulting from a forward exchange contract to manage foreign currency exchange rate risk; offset by

▪	$4 million lower income tax expense from an unfavorable resolution of prior years’ tax matters in 2012; and

▪	$2 million higher earnings from operations, net of $1 million from foreign currency effects.

Sempra Mexico

Our Sempra Mexico segment recorded earnings of:

▪	$39 million in the three months ended September 30, 2013

▪	$42 million in the three months ended September 30, 2012

▪	$96 million for the first nine months of 2013

▪	$122 million for the first nine months of 2012

The decrease of $3 million (7%) in the three months ended September 30, 2013 was primarily due to:

▪	$9 million decrease in Sempra Mexico’s earnings for earnings attributable to noncontrolling interests at IEnova; and

▪	$2 million lower earnings from operations mainly due to:

o	ongoing administrative expenses related to the new IEnova public company structure, offset by

o	higher electricity and gas prices and the net impact of changes in affiliate agreements; offset by

▪	$7 million net favorable impact on earnings, primarily from inflation and foreign currency effects for Mexican income tax purposes, and translation effects, primarily on Mexican tax receivables.

The decrease of $26 million (21%) in the first nine months of 2013 was primarily due to:

▪	$18 million decrease in Sempra Mexico’s earnings for earnings attributable to noncontrolling interests at IEnova;

▪	$7 million lower earnings from operations mainly due to:

o	scheduled plant maintenance at our Mexicali power plant in 2013, and ongoing administrative expenses related to the new IEnova public company structure, offset by

o	higher electricity and gas prices and the net impact of changes in affiliate agreements; and

▪	$7 million negative translation effect primarily on Peso-denominated tax receivables; offset by

▪	$5 million lower income tax expense primarily related to Mexican currency and inflation adjustments.

EARNINGS (LOSSES) BY SEGMENT – SEMPRA U.S. GAS & POWER
(Dollars in millions)

Sempra Renewables

Our Sempra Renewables segment recorded earnings of:

▪	$37 million in the three months ended September 30, 2013

▪	$13 million in the three months ended September 30, 2012

▪	$56 million for the first nine months of 2013

▪	$47 million for the first nine months of 2012

The increase of $24 million in the three months ended September 30, 2013 was primarily due to:

▪	$24 million gains from the sale of 50-percent equity interests in Mesquite Solar 1 and Copper Mountain Solar 2;

▪	$6 million higher earnings from our solar assets, including $2 million from interest rate hedges; and

▪	$4 million higher earnings attributable to our wind assets; offset by

▪	$10 million lower deferred income tax benefits as a result of solar and wind generating assets placed in service in 2012.

The increase of $9 million (19%) in the first nine months of 2013 was primarily due to:

▪	$24 million gains from the sale of 50-percent equity interests in Mesquite Solar 1 and Copper Mountain Solar 2;

▪	$12 million higher earnings attributable to our wind assets; and

▪	$7 million higher earnings from our solar assets, including $5 million from interest rate hedges; offset by

▪	$38 million lower deferred income tax benefits, including $5 million decrease from U.S. Treasury grant sequestration in 2013, as a result of solar and wind generating assets placed in service in 2012.

Sempra Natural Gas

Our Sempra Natural Gas segment recorded (losses) earnings of:

▪	$(7) million in the three months ended September 30, 2013

▪	$(68) million in the three months ended September 30, 2012

▪	$55 million for the first nine months of 2013

▪	$(260) million for the first nine months of 2012

The decrease in losses of $61 million in the three months ended September 30, 2013 was primarily due to:

▪	$60 million write-down of our investment in Rockies Express in 2012; and

▪
$6 million higher earnings from LNG operations, primarily due to lower costs resulting from commercial arrangements entered into with affiliates and the impact of higher natural gas prices on marketing operations; offset by

▪	$4 million lower earnings at Sempra Rockies Marketing due to expiring capacity release contracts.

The change in the first nine months of 2013 was primarily due to:

▪	$239 million cumulative write-down of our investment in Rockies Express in 2012;

▪	$44 million gain in 2013 on the sale of a 625-MW block of the Mesquite Power plant, net of related expenses;

▪
$24 million higher earnings from LNG operations, primarily due to the timing of cargos and impact of higher natural gas prices on marketing operations, and lower costs resulting from commercial arrangements entered into with affiliates;

▪	$14 million higher earnings primarily from mark-to-market gains in 2013 compared to losses in 2012 from natural gas storage operations driven by changes in gas prices; and

▪	$7 million lower operating costs at the Mesquite Power plant due to the sale of one block of the plant in the first quarter of 2013; offset by

▪	$8 million lower earnings at Sempra Rockies Marketing due to expiring capacity release contracts.

Parent and Other

Losses for Parent and Other were

▪	$43 million in the three months ended September 30, 2013

▪	$4 million in the three months ended September 30, 2012

▪	$149 million for the first nine months of 2013

▪	$25 million for the first nine months of 2012

The increase in losses of $39 million in the three months ended September 30, 2013 was primarily due to:

▪
$22 million lower investment gains on dedicated assets in support of our executive retirement and deferred compensation plans, net of the decrease in deferred compensation liability associated with the investments;

▪	$12 million higher net interest expense; and

▪	$4 million higher retained operating costs.

The increase in losses of $124 million in the first nine months of 2013 was primarily due to:

▪	$63 million income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings;

▪	$54 million income tax benefit in 2012 primarily associated with our decision to hold life insurance contracts kept in support of certain benefit plans to term;

▪	$33 million higher net interest expense; and

▪
$11 million lower investment gains on dedicated assets in support of our executive retirement and deferred compensation plans, net of the change in deferred compensation liability associated with the investments; offset by

▪	$26 million higher income tax benefits, excluding income tax items discussed above.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.

Utilities Revenues

Our utilities revenues include

Natural gas revenues at:

▪	SDG&E

▪	SoCalGas

▪	Sempra Mexico’s Ecogas

▪	Sempra Natural Gas’ Mobile Gas and Willmut Gas

Electric revenues at:

▪	SDG&E

▪	Sempra South American Utilities’ Chilquinta Energía and Luz del Sur

Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.

The California Utilities

The current regulatory framework for SoCalGas and SDG&E permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed through to customers in rates substantially as incurred. However, SoCalGas’ Gas Cost Incentive Mechanism provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The regulatory framework also permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered in the next year through rates.

The table below summarizes revenues and cost of sales for our utilities, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Electric revenues:
SDG&E	$970	$998	$2,685	$2,349
Sempra South American Utilities	334	335	1,034	997
Eliminations and adjustments	(2)	(1)	(6)	(5)
Total	1,302	1,332	3,713	3,341
Natural gas revenues:
SoCalGas	807	728	2,694	2,328
SDG&E	93	94	381	357
Sempra Mexico	21	17	72	55
Sempra Natural Gas	17	17	79	67
Eliminations and adjustments	(17)	(18)	(50)	(49)
Total	921	838	3,176	2,758
Total utilities revenues	$2,223	$2,170	$6,889	$6,099
Cost of electric fuel and purchased power:
SDG&E	$315	$301	$776	$604
Sempra South American Utilities	222	212	685	647
Eliminations and adjustments	―	2	―	1
Total	$537	$515	$1,461	$1,252
Cost of natural gas:
SoCalGas	$209	$175	$966	$703
SDG&E	36	29	157	130
Sempra Mexico	15	10	47	32
Sempra Natural Gas	5	4	25	16
Eliminations and adjustments	(4)	(6)	(13)	(17)
Total	$261	$212	$1,182	$864

Sempra Energy Consolidated

Electric Revenues

During the three months ended September 30, 2013, our electric revenues decreased by $30 million (2%) to $1.3 billion primarily due to a $28 million decrease at SDG&E, which included

▪	$48 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;

▪	$14 million loss of revenue from SONGS due to the early closure of the plant; and

▪	$8 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; offset by

▪
$30 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SDG&E’s 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue;

▪	$14 million increase in cost of electric fuel and purchased power; and

▪	$9 million higher authorized revenues from electric transmission.

During the nine months ended September 30, 2013, our electric revenues increased by $372 million (11%) to $3.7 billion primarily due to:

▪	$336 million increase at SDG&E, including:

▪	$172 million increase in cost of electric fuel and purchased power,

▪	$144 million higher authorized revenues from electric transmission,

▪
$74 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue, and

▪	$61 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012, offset by

▪	$59 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses,

▪	$22 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013, and

▪	$19 million loss of revenue from SONGS due to the early closure of the plant; and

▪	$37 million increase at our South American utilities primarily due to higher volumes at both Luz del Sur and Chilquinta Energía.

Our utilities’ cost of electric fuel and purchased power increased by $22 million (4%) to $537 million in the three months ended September 30, 2013 primarily due to:

▪	$14 million increase at SDG&E primarily due to the incremental cost and purchases of renewable energy, and increased cost of other purchased power primarily due to higher power prices; and

▪	$10 million increase at our South American utilities driven primarily by higher volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects.

Our utilities’ cost of electric fuel and purchased power increased by $209 million (17%) to $1.5 billion in the nine months ended September 30, 2013 primarily due to:

▪
$172 million increase in SDG&E’s cost of electric fuel and purchased power primarily due to the incremental cost and purchases of renewable energy, and increased cost of other purchased power primarily due to higher power prices; and

▪	$38 million increase at our South American utilities driven primarily by higher volumes at both Luz del Sur and Chilquinta Energía.

We discuss the changes in electric revenues and the cost of electric fuel and purchased power for SDG&E in more detail below.

Natural Gas Revenues

During the three months ended September 30, 2013, Sempra Energy’s natural gas revenues increased by $83 million (10%) to $921 million, and the cost of natural gas increased by $49 million (23%) to $261 million. The increase in natural gas revenues included

▪	an increase in cost of natural gas sold at both SoCalGas and SDG&E, as we discuss below;

▪	higher recovery of costs at SoCalGas associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪
increases of $15 million and $2 million at SoCalGas and SDG&E, respectively, primarily due to higher authorized revenues in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue.

During the nine months ended September 30, 2013, Sempra Energy’s natural gas revenues increased by $418 million (15%) to $3.2 billion, and the cost of natural gas increased by $318 million (37%) to $1.2 billion. The increase in natural gas revenues included

▪	an increase in cost of natural gas sold at both SoCalGas and SDG&E, as we discuss below;

▪
increases of $48 million and $14 million at SoCalGas and SDG&E, respectively, primarily due to higher authorized revenues in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue;

▪	higher recovery of costs at SoCalGas associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪	$30 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012.

We discuss the changes in natural gas revenues and the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for SDG&E for the nine-month periods ended September 30, 2013 and 2012. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in cost, electric revenues recorded during a period are impacted by customer billing cycles causing a difference between customer billings and recorded or authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Nine months ended September 30, 2013		Nine months ended September 30, 2012
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	5,645	$962	5,650	$907
Commercial	5,110	815	5,157	753
Industrial	1,485	192	1,529	184
Direct access(1)	2,681	110	2,473	110
Street and highway lighting	65	9	70	9
	14,986	2,088	14,879	1,963
CAISO shared transmission revenue - net(2)		210		49
Other revenues		130		76
Balancing accounts		257		261
Total(3)		$2,685		$2,349
(1)
The Direct Access (DA) program, which offered all customers the option to purchase their electric commodity services from a third-party Energy Service Provider (ESP) instead of continuing to receive these services from SDG&E, was implemented in 1998 and suspended in 2001. In 2009, Senate Bill 695 required the CPUC to develop a process and rules for a limited re-opening of DA to be phased in over a period of time. In 2010, the CPUC adopted the process and rules for the limited re-opening of DA for non-residential customers under a 4-year phase-in schedule. The 2013 tranche of non-residential customers switching to DA resulted in higher volumes in 2013. The increase in revenues from the higher volumes was offset by lower tariffs in 2013 compared to 2012.

(2)		California Independent System Operator.
(3)		Includes sales to affiliates of $6 million in 2013 and $5 million in 2012.

During the three months ended September 30, 2013, SDG&E’s electric revenues decreased by $28 million (3%) to $970 million primarily due to:

▪	$48 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;

▪	$14 million loss of revenue from SONGS due to the early closure of the plant; and

▪	$8 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; offset by

▪
$30 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SDG&E’s 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue;

▪
$14 million increase in cost of electric fuel and purchased power primarily due to the incremental cost and purchases of renewable energy, and increased cost of other purchased power primarily due to higher power prices; and

▪	$9 million higher authorized revenues from electric transmission.

During the nine months ended September 30, 2013, electric revenues increased by $336 million (14%) to $2.7 billion at SDG&E, primarily due to:

▪
$172 million increase in cost of electric fuel and purchased power primarily due to the incremental cost and purchases of renewable energy, and increased cost of other purchased power primarily due to higher power prices;

▪	$144 million higher authorized revenues from electric transmission including:

▪	$85 million from placing the Sunrise Powerlink transmission line in service in June 2012, and

▪	$59 million from increased investment in other transmission assets;

▪
$74 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SDG&E’s 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue; and

▪	$61 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012; offset by

▪	$59 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;

▪	$22 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; and

▪	$19 million loss of revenue from SONGS due to the early closure of the plant.

We do not include in the Condensed Consolidated Statements of Operations the commodity costs (and the revenues to recover those costs) associated with long-term contracts that are allocated to SDG&E by the California Department of Water Resources. However, we do include the associated volumes and distribution revenues in the table above. We provide further discussion of these contracts in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E and SoCalGas: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for SDG&E and SoCalGas for the nine-month periods ended September 30, 2013 and 2012. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Nine months ended September 30, 2013:
Residential	24	$245	―	$1	24	$246
Commercial and industrial	11	74	7	9	18	83
Electric generation plants	―	―	19	12	19	12
	35	$319	26	$22	61	341
Other revenues						30
Balancing accounts						10
Total(1)						$381
Nine months ended September 30, 2012:
Residential	24	$210	―	$1	24	$211
Commercial and industrial	11	58	7	7	18	65
Electric generation plants	―	―	26	7	26	7
	35	$268	33	$15	68	283
Other revenues						30
Balancing accounts						44
Total(1)						$357
(1)		Includes sales to affiliates of $2 million in 2013 and $1 million in 2012.

During the three months ended September 30, 2013, SDG&E’s natural gas revenues decreased by $1 million (1%) to $93 million, and the cost of natural gas sold increased by $7 million (24%) to $36 million. The decrease in revenues was primarily due to:

▪	$6 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; offset by

▪	higher cost of natural gas sold, as we discuss below; and

▪
$2 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SDG&E’s 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue.

SDG&E’s average cost of natural gas for the three months ended September 30, 2013 was $4.85 per thousand cubic feet (Mcf) compared to $3.90 per Mcf for the corresponding period in 2012, a 24-percent increase of $0.95 per Mcf, resulting in higher revenues and cost of $7 million.

During the nine months ended September 30, 2013, SDG&E’s natural gas revenues increased by $24 million (7%) to $381 million, and the cost of natural gas increased by $27 million (21%) to $157 million. The increase in revenues was primarily due to:

▪	higher cost of natural gas sold, as we discuss below;

▪
$14 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SDG&E’s 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue; and

▪	$5 million from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012; offset by

▪	$12 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

For the first nine months of 2013, SDG&E’s average cost of natural gas was $4.45 per Mcf compared to $3.66 per Mcf for the corresponding period in 2012, a 22-percent increase of $0.79 per Mcf, resulting in higher revenues and cost of $28 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Nine months ended September 30, 2013:
Residential	167	$1,566	2	$6	169	$1,572
Commercial and industrial	74	510	218	180	292	690
Electric generation plants	―	―	158	35	158	35
Wholesale	―	―	123	20	123	20
	241	$2,076	501	$241	742	2,317
Other revenues						76
Balancing accounts						301
Total(1)						$2,694
Nine months ended September 30, 2012:
Residential	168	$1,382	1	$6	169	$1,388
Commercial and industrial	75	438	212	181	287	619
Electric generation plants	―	―	180	34	180	34
Wholesale	―	―	129	18	129	18
	243	$1,820	522	$239	765	2,059
Other revenues						74
Balancing accounts						195
Total(1)						$2,328
(1)		Includes sales to affiliates of $48 million in both 2013 and 2012.

During the three months ended September 30, 2013, SoCalGas’ natural gas revenues increased by $79 million (11%) to $807 million, and the cost of natural gas sold increased by $34 million (19%) to $209 million. The revenue increase included

▪	an increase in cost of natural gas sold, as we discuss below;

▪	$19 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪
$15 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SoCalGas’ 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue.

SoCalGas’ average cost of natural gas for the three months ended September 30, 2013 was $3.91 per Mcf compared to $3.26 per Mcf for the corresponding period in 2012, a 20-percent increase of $0.65 per Mcf, resulting in higher revenues and cost of $35 million.

During the nine months ended September 30, 2013, SoCalGas’ natural gas revenues increased by $366 million (16%) to $2.7 billion, and the cost of natural gas increased by $263 million (37%) to $966 million. The revenue increase included

▪	an increase in cost of natural gas sold, as we discuss below;

▪
$48 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SoCalGas’ 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue;

▪	$32 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪	$25 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012.

For the first nine months of 2013, SoCalGas’ average cost of natural gas was $4.01 per Mcf compared to $2.90 per Mcf for the corresponding period in 2012, a 38-percent increase of $1.11 per Mcf, resulting in higher revenues and cost of $267 million.

Other Utilities: Revenues and Cost of Sales

Revenues generated by Chilquinta Energía and Luz del Sur are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. The basis for the tariffs do not meet the requirement necessary for treatment under applicable U.S. GAAP for regulatory accounting. We discuss revenue recognition further for Chilquinta Energía and Luz del Sur in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Operations of Mobile Gas, Willmut Gas and Ecogas qualify for regulatory accounting treatment under applicable U.S. GAAP, similar to the California Utilities.

The table below summarizes natural gas and electric revenues for our utilities outside of California for the nine-month periods ended September 30, 2013 and 2012:

OTHER UTILITIES
NATURAL GAS AND ELECTRIC REVENUES
(Dollars in millions)
	Nine months ended September 30, 2013		Nine months ended September 30, 2012
	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Sempra Mexico — Ecogas	18	$72	17	$55
Sempra Natural Gas:
Mobile Gas	29	64	33	62
Willmut Gas(1)	2	15	1	5
Total	49	$151	51	$122

Electric Sales (million kilowatt hours):
Sempra South American Utilities:
Luz del Sur	5,221	$585	4,996	$563
Chilquinta Energía	2,127	405	2,015	393
	7,348	990	7,011	956
Other service revenues		44		41
Total		$1,034		$997
(1) We acquired Willmut Gas in May 2012.

Energy-Related Businesses: Revenues and Cost of Sales

The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Energy-related businesses revenues:
Sempra South American Utilities	$30	$21	$85	$64
Sempra Mexico	167	164	447	380
Sempra Renewables	25	27	76	49
Sempra Natural Gas	195	277	604	694
Intersegment revenues, adjustments and eliminations(1)	(89)	(152)	(249)	(307)
Total energy-related businesses revenues	$328	$337	$963	$880
Cost of natural gas, electric fuel and purchased power(2):
Sempra Mexico	$72	$72	$189	$145
Sempra Renewables	―	2	3	2
Sempra Natural Gas	134	215	378	504
Adjustments and eliminations(1)	(86)	(153)	(245)	(305)
Total cost of natural gas, electric fuel
and purchased power	$120	$136	$325	$346
Other cost of sales(2):
Sempra South American Utilities	$23	$20	$63	$48
Sempra Mexico	3	1	18	3
Sempra Natural Gas	22	22	69	66
Adjustments and eliminations(1)	(1)	―	(6)	―
Total other cost of sales	$47	$43	$144	$117
(1)	Includes eliminations of intercompany activity.
(2)	Excludes depreciation and amortization, which are shown separately on the Condensed Consolidated Statements of Operations.

During the three months ended September 30, 2013, revenues from our energy-related businesses decreased by $9 million (3%) to $328 million. The decrease included

▪
$82 million at Sempra Natural Gas due to lower revenues as a result of an energy management agreement (EMA) with Sempra Mexico, lower power production at Mesquite Power, a portion of which was due to the sale of one 625-MW block of the natural gas-fired power plant, and expiring capacity release contracts at Sempra Rockies Marketing; offset by

▪	$63 million primarily from decreased intercompany activity, which is eliminated in consolidation.

We provide further discussion of the EMA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

During the nine months ended September 30, 2013, revenues from our energy-related businesses increased by $83 million (9%) to $963 million. The increase included

▪	$67 million increase at Sempra Mexico primarily due to higher natural gas and power prices and a change in an affiliate agreement in 2013;

▪	$58 million primarily from decreased intercompany activity, which is eliminated in consolidation;

▪	$27 million increase at Sempra Renewables mainly from revenues generated by our solar assets placed in service during 2012; and

▪	$21 million increase at Sempra South American Utilities primarily due to higher electric construction service and energy distribution revenues; offset by

▪
$90 million decrease at Sempra Natural Gas primarily due to lower revenues as a result of the EMA with Sempra Mexico, lower power production at Mesquite Power, a portion of which was due to the sale of one 625-MW block of the natural gas-fired power plant, and expiring capacity release contracts at Sempra Rockies Marketing, offset by increased revenues from its LNG operations as a result of higher natural gas prices, and mark-to-market gains in 2013 compared to losses in 2012 from gas storage operations driven by changes in gas prices.

During the three months ended September 30, 2013, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $16 million (12%) to $120 million primarily due to:

▪
an $81 million decrease at Sempra Natural Gas primarily due to lower costs associated with the EMA with Sempra Mexico and lower natural gas costs as a result of lower power production at Mesquite Power, as discussed above; offset by

▪	$67 million primarily from decreased intercompany activity, which is eliminated in consolidation.

For the nine months ended September 30, 2013, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $21 million (6%) to $325 million primarily due to:

▪
a $126 million decrease at Sempra Natural Gas primarily due to lower costs associated with the EMA with Sempra Mexico and lower natural gas costs as a result of lower power production at Mesquite Power, as discussed above, offset by an increase at its LNG operations as a result of higher natural gas prices; offset by

▪	$60 million primarily from decreased intercompany activity, which is eliminated in consolidation; and

▪	a $44 million increase at Sempra Mexico primarily due to higher natural gas costs and volumes.

Operation and Maintenance

Sempra Energy Consolidated

For the three months ended September 30, 2013, our operation and maintenance expenses decreased by $34 million (5%) to $698 million primarily due to SDG&E, which we discuss below.

Operation and maintenance expenses increased by $32 million (2%) to $2.2 billion for the nine months ended September 30, 2013, including $22 million higher expenses at Sempra Mexico mainly due to higher administrative expenses from the new IEnova public company structure and scheduled plant maintenance at the Mexicali power plant in the second quarter of 2013.

SDG&E

For the three months ended September 30, 2013, SDG&E’s operation and maintenance expenses decreased by $43 million (14%) to $266 million primarily due to:

▪	$54 million lower expenses associated with CPUC-authorized refundable programs for which all costs incurred are fully recovered in revenue (refundable program expenses); offset by

▪	$6 million higher operation and maintenance costs, including labor, contract services and administrative and support costs (non-refundable operating costs).

For the nine months ended September 30, 2013, SDG&E’s operation and maintenance expenses were comparable to the same period in 2012 and included

▪	$71 million lower refundable program expenses; offset by

▪	$53 million higher non-refundable operating costs, including

o	$10 million recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel, and

o	$5 million increase in liability insurance premiums for wildfire coverage in 2013; and

▪	$18 million higher operation and maintenance expenses at Otay Mesa VIE.

SoCalGas

For the nine months ended September 30, 2013, operation and maintenance expenses at SoCalGas increased by $3 million to $936 million primarily due to:

▪	$32 million higher refundable program expenses; offset by

▪	$22 million lower non-refundable operating costs; and

▪	$7 million insurance recovery in 2013 of previously expensed costs.

Depreciation and Amortization

In the nine months ended September 30, 2013, depreciation and amortization increased by $25 million (3%) to $828 million primarily due to:

▪	$27 million higher depreciation and amortization at SoCalGas from higher utility plant base;

▪	$26 million increase in depreciation and amortization at SDG&E mainly from Sunrise Powerlink going into service in June 2012; and

▪	$10 million higher depreciation at Sempra Renewables mainly due to Mesquite Solar 1 and Copper Mountain Solar 2 going into service in the fourth quarter of 2012; offset by

▪
extension of the useful lives of depreciable assets as a result of the retroactive impact of the 2012 GRC decision, which reduced depreciation and amortization at SDG&E and SoCalGas by $18 million and $15 million, respectively; and

▪	$9 million lower depreciation expense at Sempra Natural Gas largely due to the sale of one block of the Mesquite Power plant in February 2013.

Loss From Plant Closure

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a nuclear generating facility near San Clemente, California. SONGS’ Units 2 and 3 have been shut down since early 2012 due to steam generator issues, and, in June 2013, Southern California Edison, the majority owner and operator of SONGS, made a decision to permanently retire these two units. In the second quarter of 2013, SDG&E recorded a pretax charge of $200 million, which represents the portion of SDG&E’s investment in SONGS and associated costs that management estimates may not be recovered in rates based on prior CPUC precedent. We discuss SONGS further in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

Gain on Sale of Assets

In the first quarter of 2013, Sempra Natural Gas completed the sale of one 625-MW block of its Mesquite Power natural gas-fired power plant to the Salt River Project Agricultural Improvement and Power District for $371 million, resulting in a pretax gain on sale of the asset of $74 million ($44 million after-tax). In the third quarter of 2013, Sempra Renewables recorded pretax gains of $36 million and $4 million from the sale of 50-percent equity interests in Mesquite Solar 1 and Copper Mountain Solar 2, respectively. After-tax gains from the sales were $22 million and $2 million, respectively.

Equity (Losses) Earnings, Before Income Tax

In the second and third quarters of 2012, we recorded charges of $300 million and $100 million, respectively, to write down our investment in Rockies Express Pipeline LLC. We discuss these write-downs in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Other Income, Net

Sempra Energy Consolidated

For the three months ended September 30, 2013, other income, net, decreased by $28 million (64%) to $16 million primarily due to $6 million losses from investment activity related to our executive retirement and deferred compensation plans in 2013 compared to $17 million gains in 2012.

For the nine months ended September 30, 2013, other income, net, decreased by $58 million (42%) to $79 million primarily due to:

▪	$36 million decrease in equity-related AFUDC primarily at SDG&E due to completion of construction on the Sunrise Powerlink project in June 2012;

▪	$11 million lower gains from investment activity related to our executive retirement and deferred compensation plans in 2013; and

▪	$10 million foreign currency gains in 2012.

Interest Expense

Our interest expense increased by $61 million (17%) to $413 million in the nine months ended September 30, 2013. The increase was primarily due to:

▪
$33 million decrease in capitalized interest mainly due to projects placed in service, including: SDG&E’s Sunrise Powerlink, which was placed in service in June 2012; Sempra Renewables’ solar and wind projects, which went online in the fourth quarter of 2012; and Sempra Natural Gas’ Mississippi Hub Cavern, which went online in September 2012; and

▪
$28 million increase primarily from long-term debt issuances at Sempra Mexico in 2013, long-term debt issuances in 2012 and 2013 and remarketing of industrial development bonds in 2012 from floating to fixed rates at SDG&E, and from project financing at Sempra Renewables.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,
	2013		2012
		Effective		Effective
	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$117	27%	$49	15%
SDG&E	84	38	38	17
SoCalGas	38	27	37	34
	Nine months ended September 30,
	2013		2012
		Effective		Effective
	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$327	30%	$48	8%
SDG&E	147	33	151	27
SoCalGas	107	29	105	35

Sempra Energy Consolidated

The increase in income tax expense in the three months ended September 30, 2013 was due to higher pretax income and a higher effective tax rate. The change in the effective income tax rate was primarily due to:

▪
$33 million income tax benefit at SDG&E in 2012 resulting from a favorable change made in the third quarter in the income tax treatment of certain repairs expenditures that are capitalized for book purposes, including $22 million recorded in 2012 for 2011 and $11 million recorded for the first two quarters of 2012; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪
income tax benefit in 2013 resulting from a favorable change made in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures at SoCalGas that are capitalized for financial statement purposes;

▪	income tax benefit in 2013 from favorable adjustments to prior years’ income tax items; and

▪	lower income tax expense from Mexican currency translation and inflation adjustments.

The increase in income tax expense in the nine months ended September 30, 2013 was primarily due to significantly higher pretax income in 2013 compared to the same period in 2012 and a higher effective income tax rate. The higher pretax income was primarily due to the write-down of our investment in Rockies Express in 2012 and the favorable impact of the application of the 2012 GRC in 2013, offset by the loss from the early retirement of SONGS in 2013. The income tax benefits for both the loss from the early retirement of SONGS and the write-down of our investment in Rockies Express were recorded at relevant U.S. federal and state statutory income tax rates. The higher effective income tax rate in 2013 was mainly due to:

▪
$54 million income tax benefit in 2012 primarily associated with our decision in the second quarter of 2012 to hold life insurance contracts kept in support of certain benefit plans to term. Previously, we took the position that we might cash in or sell these contracts before maturity, which required that we record deferred income taxes on unrealized gains on investments held within the insurance contracts;

▪
$63 million income tax expense in 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings. We discuss the stock offerings further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein;

▪	lower deferred income tax benefits related to renewable energy projects, offset by higher renewable energy income tax credits; and

▪
$22 million income tax benefit at SDG&E recorded in 2012 for 2011 resulting from a favorable change made in the third quarter in the income tax treatment of certain repairs expenditures that are capitalized for book purposes; offset by

▪
income tax benefit in 2013 resulting from changes made in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures at SoCalGas that are capitalized for financial statement purposes, as we discuss above; and

▪	lower income tax expense from Mexican currency translation and inflation adjustments.

As noted in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, we were planning to repatriate a portion of future earnings beginning in 2013 from certain of our non-U.S. subsidiaries in Mexico and Peru. Due to the income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings, which we discuss further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein, we made a distribution in 2013 of approximately $200 million from our non-U.S. subsidiaries. This distribution was from previously taxed income and will not be subject to additional U.S. federal income tax. We now plan to repatriate a portion of future earnings beginning in 2014 from our subsidiaries in Mexico and Peru. Currently, all future repatriated earnings would be subject to U.S. income tax (with a credit for foreign income taxes) and future repatriation from Peru would be subject to local country withholding tax. Because this potential repatriation would only be from future earnings, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings through December 31, 2013.

In September 2013, Mexico’s President presented a tax reform proposal to the Mexican Congress, with the stated intentions of restricting the application of certain tax benefits, avoiding inequalities and disadvantages with respect to Mexican industry and providing an additional control and oversight mechanism to tax authorities. This tax reform would impact Sempra Energy, our Sempra Mexico segment and IEnova. Our current assessment of the impact on Sempra Energy of the proposals as initially drafted is as follows:

•
Higher Corporate Tax Rate:  Previously, the law provided that the corporate income tax rate would go down to 28 percent for 2014 and future years. The proposal would make the current 30 percent income tax rate permanent. We estimate the earnings impact of this rate change to be:

o	For 2013, approximately $12 million additional income tax expense related to the revaluation of deferred tax liabilities when the law is enacted.

o	For 2014 through 2017, higher income tax expense of approximately $18 million in total over the four years.

•
Tax Consolidation:  The current tax consolidation regime would be replaced with a new tax consolidation regime, under which tax benefits would be recaptured in three years instead of five years. Subject to clarification of certain details should this part of the proposal be enacted, we do not expect the change to have a material financial impact to Sempra Energy.

•
10 Percent Dividends Tax:  A proposed new “corporate” tax on dividends would be payable by the Mexican entity that distributes the dividend, which would increase Mexico’s income tax rate to an effective 37 percent. The preliminary view of advisors is mixed on whether this tax could be reduced or offset in accordance with bilateral tax treaties. As we discuss below, the Chamber of Deputies made changes to this original proposal. However, if the changes are not ultimately enacted into law, we estimate the earnings effect would be:

o	For 2014 through 2017, higher income tax expense of approximately $72 million in total over the four years.

o	A potential tax expense in 2013 on the dividends that will be declared in 2014.

The proposed tax reform is still in the normal legislative process, and a tax reform law is expected to be enacted before year end. In mid-October 2013, the Chamber of Deputies sent its initial response to the proposed tax reform to the Senate for its review and comments. In its initial response, the Chamber of Deputies made changes to the proposed tax reform, the most significant of which would make the proposed dividend tax the responsibility of the recipient (i.e., the shareholder) rather than the entity distributing the dividend, as proposed by the President. We believe that with this proposed change, the bilateral tax treaties that Mexico has signed would provide some protection to our foreign subsidiaries that receive dividends. On October 31, 2013, the Senate approved the income tax law, including the change to the dividend tax proposed by the Chamber of Deputies. The Senate version will next be returned to the Chamber of Deputies for review; if approved, it will be sent to the President for his approval, after which it must be published in the official gazette for enactment to be complete.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is recognized proportionately over the year. The forecasted items, anticipated on a full year basis, may include, among others, self-developed software expenditures, repairs to certain utility plant fixed assets, renewable energy income tax credits, deferred income tax benefits related to renewable energy projects, exclusions from taxable income of the equity portion of AFUDC, and depreciation on a certain portion of utility plant assets. Items that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax items, Mexican currency translation and inflation adjustments, and deferred income tax benefit associated with the impairment of a book investment, etc.) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

In 2013, we anticipate that Sempra Energy Consolidated’s effective income tax rate will be approximately 29% compared to 6% in 2012.  This increase is primarily due to a forecasted increase in pretax book income, income tax expense in 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings and because we are not currently anticipating any similar one-time events as occurred in 2012. In addition, we are forecasting lower self-developed software expenditures, lower repairs expenditures that are capitalized for financial statement purposes and lower deferred income tax benefits related to renewable energy projects, offset by higher renewable energy income tax credits.

In the years 2014 through 2017, we anticipate that Sempra Energy Consolidated’s effective income tax rate will range from 28% to 32% primarily due to a forecasted increase in pretax book income and lower self-developed software expenditures and repairs expenditures that are capitalized for financial statement purposes, offset by higher renewable energy income tax credits and deferred income tax benefits related to renewable energy projects.

SDG&E

The increase in SDG&E’s income tax expense in the three months ended September 30, 2013 was primarily due to a higher effective tax rate. The change in the effective tax rate was primarily due to:

▪
$33 million income tax benefit in 2012 resulting from a favorable change made in the third quarter in the income tax treatment of certain repairs expenditures that are capitalized for book purposes, including $22 million recorded in 2012 for 2011 and $11 million recorded for the first two quarters of 2012;

▪	higher unfavorable adjustments to prior years’ income tax items in 2013;

▪	higher reversal through book depreciation in 2013 of previously recognized tax benefits for a certain portion of utility fixed assets; and

▪	lower favorable impact of exclusions from taxable income of the equity portion of AFUDC.

The decrease in SDG&E’s income tax expense for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to significantly lower pretax income (due to the early retirement of SONGS) offset by a higher effective income tax rate. The income tax benefit for the loss from the early retirement of SONGS was recorded at relevant U.S. federal and state statutory income tax rates in the second quarter of 2013. The higher effective income tax rate in the nine months ended September 30, 2013 was primarily due to:

▪
$22 million income tax benefit recorded in 2012 for 2011 resulting from a favorable change made in the third quarter in the income tax treatment of certain repairs expenditures that are capitalized for book purposes; and

▪	higher reversal through book depreciation in 2013 of previously recognized tax benefits for a certain portion of utility fixed assets; offset by

▪	higher deductions for self-developed software expenditures in 2013.

The results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is not included in Sempra Energy’s federal or state income tax returns but is consolidated for financial statement purposes, and therefore, Sempra Energy Consolidated’s and SDG&E’s effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate. We discuss Otay Mesa VIE further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

In 2013, we anticipate that SDG&E’s effective income tax rate will be approximately 34% compared to 27% in 2012. This increase is primarily because we are not currently anticipating any similar one-time events as occurred in 2012. In addition, we are forecasting lower exclusions from taxable income of the equity portion of AFUDC.

In the years 2014 through 2017, we anticipate that SDG&E’s effective income tax rate will range from 34% to 35% primarily due to forecasted increases in pretax book income and a lower favorable impact from self-developed software expenditures, partially offset by an increase in forecasted production tax credits from wind energy projects.

SoCalGas

The increase in SoCalGas’ income tax expense in the three months ended September 30, 2013 was primarily due to higher pretax income offset by a lower effective income tax rate. The lower effective income tax rate in the three months ended September 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the fourth quarter of 2012, in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes; and

▪	income tax benefit in 2013 due to favorable adjustments to prior years’ income tax items; offset by

▪	higher reversal through book depreciation in 2013 of previously recognized tax benefits for a certain portion of utility fixed assets.

The increase in SoCalGas’ income tax expense in the nine months ended September 30, 2013 was primarily due to higher pretax income offset by a lower effective income tax rate. The lower effective income tax rate in the nine months ended September 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the fourth quarter of 2012, in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes; and

▪	income tax benefit in 2013 due to favorable adjustments to prior years’ income tax items.

In 2013, we anticipate that SoCalGas’ effective income tax rate will be approximately 29% compared to 21% in 2012.  This increase is primarily due to a forecasted increase in pretax book income and a lower favorable impact from self-developed software expenditures and repairs expenditures that are capitalized for financial statement purposes.

In the years 2014 through 2017, we anticipate that SoCalGas’ effective income tax rate will range from approximately 31% to 40%, primarily due to forecasted increases in pretax book income, higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets, and a lower favorable impact from self-developed software expenditures and repairs expenditures that are capitalized for financial statement purposes.

Due to the extension of bonus depreciation, Sempra Energy, SDG&E and SoCalGas generated large U.S. federal net operating losses (NOLs) in 2011 and 2012. We discuss further the impact of NOLs on Sempra Energy, SDG&E and SoCalGas in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Mexican Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity

Our Mexican subsidiaries have U.S. dollar denominated cash balances, receivables and payables (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities that are denominated in the Mexican peso, which must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes.

The fluctuations in both the currency exchange rate for the Mexican peso against the U.S. dollar, with regard to Mexican monetary assets and liabilities, and Mexican inflation are subject to Mexican income tax and thus may expose us to fluctuations in our income tax expense.  The income tax expense of Sempra Mexico is impacted by these factors. From time to time, we may utilize short-term foreign currency derivatives at our subsidiaries and at the consolidated level as a means to manage these exposures.

For Sempra Energy Consolidated, the impacts on the three months and nine months ended September 30, 2013 and 2012 related to the factors described above are as follows:

MEXICAN CURRENCY IMPACT ON INCOME TAXES AND RELATED ECONOMIC HEDGING ACTIVITY
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income tax benefit (expense) on currency exchange
rate movement of monetary assets and liabilities	$1	$(5)	$(6)	$(7)
Translation of non-U.S. deferred income tax balances	―	(7)	―	(7)
Income tax expense on inflation	―	(1)	―	(2)
Total impact on income taxes	1	(13)	(6)	(16)
After-tax gains on Mexican peso exchange rate
instruments (included in Other Income, Net)	―	―	4	6
Net impacts on Sempra Energy Condensed
Consolidated Statements of Operations	$1	$(13)	$(2)	$(10)

Equity Earnings, Net of Income Tax

In the nine months ended September 30, 2013, equity earnings of unconsolidated subsidiaries, net of income tax, decreased by $16 million due to:

▪
$11 million equity losses related to our investments in two Argentine natural gas utility holding companies, including $7 million noncash impairment charge in the first quarter of 2013 and $4 million loss from the sale of the investments in the second quarter of 2013, as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$3 million of equity losses in the second quarter of 2013 from our joint venture in Chile.

Earnings Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Earnings attributable to noncontrolling interests were $22 million for the three months ended September 30, 2013 compared to $20 million for the same period in 2012. The net change of $2 million included

▪
$9 million earnings attributable to noncontrolling interests of IEnova in 2013. We discuss the stock offerings of IEnova in Note 5 of the Notes to Condensed Consolidated Financial Statements herein; offset by

▪	$7 million lower earnings attributable to noncontrolling interest at Otay Mesa VIE in 2013.

Earnings attributable to noncontrolling interests were $41 million for the nine months ended September 30, 2013 compared to $44 million for the same period in 2012. The net change of $3 million included

▪	$22 million lower earnings attributable to noncontrolling interest at Otay Mesa VIE in 2013; offset by

▪	$18 million earnings attributable to noncontrolling interests of IEnova in 2013.

Earnings

We discuss variations in earnings by segment above in “Segment Results.”

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends. In addition, we may meet our cash requirements through the issuance of securities, including short-term and long-term debt securities, and distributions from our equity method investments.

Our committed lines of credit provide liquidity and support commercial paper.  As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global (the holding company for our subsidiaries not subject to California utility regulation) and the California Utilities each have five-year revolving credit facilities, expiring in 2017. At Sempra Energy and the California Utilities, the agreements are syndicated broadly among 24 different lenders and at Sempra Global, among 25 different lenders.  No single lender has greater than a 7-percent share in any agreement.

The table below shows the amount of available funds at September 30, 2013:

AVAILABLE FUNDS AT SEPTEMBER 30, 2013
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents	$1,061	$167	$15
Available unused credit(1)	3,676	658	658
(1)
Borrowings on the shared line of credit at SDG&E and SoCalGas, discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, are limited to $658 million for each utility and a combined total of $877 million.

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and securities issuances, and project financing and partnering in joint ventures, combined with current cash and cash equivalents balances, will be adequate to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund shareholder dividends

▪	fund new business acquisitions or start-ups

▪	repay maturing long-term debt

In September 2013, SDG&E publicly offered and sold $450 million of 3.60-percent notes maturing in 2023. In 2012, Sempra Energy, SoCalGas and SDG&E publicly offered and sold debt securities totaling $1.1 billion ($500 million maturing in 2022 and $600 million in 2017), $350 million (maturing in 2042) and $250 million (maturing in 2042), respectively. Changing economic conditions could affect the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. If these measures were necessary, they would primarily impact certain of our Sempra International and Sempra U.S. Gas & Power businesses before we would reduce funds necessary for the ongoing needs of our utilities. We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

The increase in Sempra Energy Consolidated cash and cash equivalents at September 30, 2013 compared to December 31, 2012 of approximately $590 million was primarily due to the cash proceeds from the IEnova debt and equity offerings and remains held in cash and cash equivalents in non-U.S. jurisdiction entities at September 30, 2013. Net cash proceeds from these transactions totaled approximately $1.0 billion. Although IEnova used the majority of the proceeds from its debt offering to repay intercompany debt balances, these balances were primarily with other Sempra Energy consolidated foreign entities. In the second quarter of 2013, cash held in foreign jurisdictions was utilized to pay down $83 million of bonds at Chilquinta Energía, fund capital expenditures at Sempra Mexico, and repatriate approximately $200 million pursuant to our plans to do so as we discuss below. The repatriated funds were used primarily to pay down commercial paper borrowings. Sempra Energy also received $371 million cash proceeds from the sale of a 625-MW block of Sempra Natural Gas’ Mesquite Power plant, which we utilized to pay down commercial paper in February and March of 2013. In July 2013, we received $71 million cash proceeds from the sale of a 50-percent equity interest in Copper Mountain Solar 2, and in September 2013, we received $103 million cash proceeds from the sale of a 50-percent equity interest in Mesquite Solar 1. These funds were utilized to pay down commercial paper in July and September 2013.  We discuss these transactions further in Notes 3, 5 and 6 of the Notes to Condensed Consolidated Financial Statements herein.

In three separate transactions during 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our joint-venture partnership that comprised our commodities-marketing businesses. The investment balance of $76 million at September 30, 2013 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.”  In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We are providing transitional back-up guarantees, a few of which may continue for a prolonged period of time. Either RBS or JP Morgan Chase & Co., one of the buyers’ parties in the sales transactions, has fully indemnified us for any claims or losses in connection with the related transactions.

We provide additional information about RBS Sempra Commodities and the sales transactions and guarantees in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

At September 30, 2013, our cash and cash equivalents held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated are approximately $870 million. As noted in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, we were planning to repatriate a portion of future earnings beginning in 2013 from certain of our non-U.S. subsidiaries in Mexico and Peru. Due to the income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings, which we discuss further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein, we made a distribution in 2013 of approximately $200 million from our non-U.S. subsidiaries. This distribution was from previously taxed income and will not be subject to additional U.S. federal income tax. We now plan to repatriate a portion of future earnings beginning in 2014 from our subsidiaries in Mexico and Peru. Currently, all future repatriated earnings would be subject to U.S. income tax (with a credit for foreign income taxes) and future repatriation from Peru would be subject to local country withholding tax. Because this potential repatriation would only be from future earnings, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings through December 31, 2013. Therefore, we do not intend to use these cumulative undistributed earnings as a source of funding for U.S. operations.

We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. Changes in asset values, which are dependent on the activity in the equity and fixed income markets, have not affected the trust funds’ abilities to make required payments, but may impact funding requirements for pension and other postretirement benefit plans and the nuclear decommissioning trusts. At the California Utilities, funding requirements are generally recoverable in rates.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

California Utilities

SDG&E and SoCalGas expect that available funds, cash flows from operations and debt issuances will continue to be adequate to meet their working capital and capital expenditure requirements.

SoCalGas declared and paid $50 million in common dividends during the first nine months of 2013 and $150 million during the first nine months of 2012. However, as a result of the increase in SoCalGas’ capital investment programs over the next few years, and the increase in SoCalGas’ authorized common equity weighting as approved by the CPUC in the recent cost of capital proceeding, management expects that SoCalGas’ dividends on common stock will be reduced, when compared to the dividends on common stock declared on an annual basis historically, or temporarily suspended over the next few years to maintain SoCalGas’ authorized capital structure during the periods of high capital investments. We discuss the cost of capital proceeding in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

As a result of SDG&E’s large capital investment program over the past few years and the level of capital investment in 2012, SDG&E did not pay common dividends to Sempra Energy in 2012. However, due to the completion of construction of the Sunrise Powerlink transmission power line in June 2012, SDG&E expects to be able to resume the declaration and payment of dividends on its common stock in 2014. On October 15, 2013, SDG&E redeemed all of its outstanding preferred stock for $83 million (including accrued and accumulated dividends).

Sempra South American Utilities

We expect projects at Chilquinta Energía and Luz del Sur to be funded by funds internally generated by the Chilquinta Energía and Luz del Sur businesses and by external borrowings.

Sempra Mexico

We expect projects in Mexico to be funded through a combination of funds internally generated by the Mexico businesses, project financing, partnering in joint ventures and the proceeds from IEnova’s debt and equity offerings in early 2013. In February 2013, IEnova, a subsidiary of Sempra Mexico, publicly offered and sold in Mexico $306 million U.S. equivalent of fixed-rate, peso-denominated notes maturing in 2023 and $102 million U.S. equivalent variable-rate, peso-denominated notes maturing in 2018. Sempra Mexico used the proceeds of the notes primarily for the repayment of intercompany debt and also for capital projects. Sempra Mexico entered into cross-currency swaps for U.S. dollars at the time of issuance. We discuss this offering further in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

In March 2013, Sempra Mexico received net proceeds of $574 million from the sale of IEnova common stock in concurrent private and public offerings, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. The net proceeds from these offerings are expected to be used primarily for general corporate purposes and for the funding of current investments and ongoing expansion plans.

Sempra Renewables

We expect Sempra Renewables to require funds for the development of and investment in electric renewable energy projects. Projects at Sempra Renewables may be financed through a combination of operating cash flow, project financing, funds from the parent, and partnering in joint ventures. The Sempra Renewables projects have planned in-service dates through 2016. In May 2013, Sempra Renewables received $286 million in total committed funding ($146 million of which was drawn upon in May 2013) related to Copper Mountain Solar 2, as we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein. In July 2013, Sempra Renewables sold a 50-percent equity interest in Copper Mountain Solar 2 to Consolidated Edison Development (ConEdison Development). Sempra Renewables’ interest is now accounted for under the equity method and its long-term debt was deconsolidated upon the sale. Sempra Renewables received $71 million in cash from the sale, and received $103 million in cash from the sale of a 50-percent equity interest in Mesquite Solar 1 in September 2013. Mesquite Solar 1’s $297 million of outstanding long-term debt was also deconsolidated after the sale.

Sempra Natural Gas

We expect Sempra Natural Gas to require funding for the expansion of its portfolio of projects, including natural gas storage, pipelines, and natural gas liquefaction facility. Funding for the development and expansion of its natural gas storage and transmission projects may be financed through a combination of operating cash flow and funding from the parent. Sempra Natural Gas also plans to develop a natural gas liquefaction export facility at its Cameron LNG terminal. Sempra Natural Gas expects the majority of the liquefaction project to be project-financed and the remainder of the capital requirements to be provided by the project partners, including Sempra Energy, through equity contributions in a joint venture agreement. We expect to provide the majority of our share of equity through the contribution of the existing Cameron facility at an agreed value of approximately $1 billion.

Some of Sempra Natural Gas’ long-term power sale contracts contain collateral requirements which require its affiliates and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Natural Gas may be required to provide collateral when the fair value of the contract with our counterparty exceeds established thresholds. We have neither collateral posted nor owed to counterparties at September 30, 2013 pursuant to these requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2013	2013 Change		2012
Sempra Energy Consolidated	$1,330	$(358)	(21)%	$1,688
SDG&E	509	(261)	(34)	770
SoCalGas	487	(259)	(35)	746

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2013 primarily due to:

▪	$130 million decrease in net overcollected regulatory balancing accounts in 2013 at SoCalGas (including long-term amounts included in regulatory assets) due to the adoption of the 2012 GRC in 2013;

▪	$85 million decrease in accounts receivable in 2013 compared to a $265 million decrease in 2012;

▪	$99 million decrease in accounts payable in 2013 compared to an $8 million decrease in 2012;

▪	$190 million of funds received from a wildfire settlement in 2012; and

▪	$85 million payment received by SDG&E in 2012 for third party transmission line access; offset by

▪	$262 million higher net income, adjusted for noncash items included in earnings, in 2013 compared to 2012; and

▪	a $146 million decrease in settlement payments and associated legal fees in 2013 for wildfire claims at SDG&E.

SDG&E

Cash provided by operating activities at SDG&E decreased in 2013 primarily due to:

▪	$190 million of funds received from a wildfire settlement in 2012;

▪	$85 million payment received in 2012 for third party transmission line access;

▪	$103 million increase in accounts receivable in 2013 compared to a $29 million increase in 2012;

▪	$38 million payment received in 2012 for third party electric interconnection upgrades; and

▪	$14 million lower net income, adjusted for noncash items included in earnings, in 2013 compared to 2012; offset by

▪	$146 million decrease in settlement payments and associated legal fees in 2013 for wildfire claims; and

▪	$7 million lower undercollection in 2013 of regulatory balancing accounts, including:

o	$163 million reduction in the undercollected balance due to the adoption of the 2012 GRC in 2013; offset by

o	$153 million increase in the undercollected balance associated with other balanced operations and activities.

SoCalGas

Cash provided by operating activities at SoCalGas decreased in 2013 primarily due to:

▪	$130 million decrease in net overcollected regulatory balancing accounts in 2013, including $39 million due to the adoption of the 2012 GRC in 2013;

▪	$192 million decrease in accounts receivable in 2013 compared to a $286 million decrease in 2012;

▪	$31 million increase in income taxes receivable in 2013 compared to a $2 million decrease in 2012; and

▪	$110 million decrease in accounts payable in 2013 compared to a $33 million decrease in 2012; offset by

▪	$124 million higher net income, adjusted for noncash items included in earnings, in 2013 compared to 2012.

The table below shows the contributions to pension and other postretirement benefit plans for the nine months ended September 30, 2013.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$48	$19
SDG&E	26	9
SoCalGas	8	7

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2013	2013 Change		2012
Sempra Energy Consolidated	$(901)	$(1,675)	(65)%	$(2,576)
SDG&E	(678)	(314)	(32)	(992)
SoCalGas	(504)	(215)	(30)	(719)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy decreased in 2013 primarily due to:

▪	$456 million decrease in capital expenditures;

▪	$371 million of proceeds received from Sempra Natural Gas’ 2013 sale of a 625-MW block of its Mesquite Power plant;

▪	$249 million invested in the Flat Ridge 2 Wind Farm in 2012;

▪	$238 million of U.S. Treasury grant proceeds;

▪	$98 million higher distributions received from investments, including $50 million received from RBS Sempra Commodities;

▪	$103 million of proceeds received from the sale of a 50-percent equity interest in Mesquite Solar 1; and

▪	$71 million of proceeds received from the sale of a 50-percent equity interest in Copper Mountain Solar 2.

SDG&E

Cash used in investing activities at SDG&E decreased in 2013 primarily due to a $319 million decrease in capital expenditures, primarily due to the completion of the Sunrise Powerlink project in June 2012.

SoCalGas

Cash used in investing activities at SoCalGas decreased in 2013 due to:

▪	a $257 million increase in advances to Sempra Energy in 2012; offset by

▪	a $59 million increase in capital expenditures.

ANNUAL CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2013, we expect to make annual capital expenditures and investments of approximately $2.9 billion. These expenditures include

▪	$1.9 billion at the California Utilities for capital projects and plant improvements ($1.1 billion at SDG&E and $0.8 billion at SoCalGas)

▪	$1.0 billion at our other subsidiaries for capital projects in Mexico and South America, and development of natural gas and renewable generation projects

The California Utilities’ 2013 planned capital expenditures and investments include

▪	$550 million for improvements to SDG&E’s natural gas and electric distribution systems

▪	$250 million for improvements to SDG&E’s electric transmission systems

▪	$200 million at SDG&E for substation expansions (transmission)

▪	$50 million for SDG&E’s electric generation plants and equipment

▪	$650 million for improvements to SoCalGas’ distribution and transmission systems and storage and for pipeline safety

▪	$170 million for SoCalGas’ advanced metering infrastructure

▪	$10 million for SoCalGas’ other natural gas projects

The California Utilities expect to finance these expenditures and investments with cash flows from operations, available funds and debt issuances.

In 2013, the expected capital expenditures and investments of approximately $1.0 billion at our other subsidiaries include

Sempra South American Utilities

▪	approximately $200 million to $250 million for capital projects in South America (approximately $150 million to $200 million in Peru and approximately $50 million in Chile)

Sempra Mexico

▪	approximately $500 million to $550 million for capital projects in Mexico, including approximately $400 million for the development of natural gas pipeline projects developed solely by Sempra Mexico

Sempra Renewables

▪	approximately $100 million for investment in Copper Mountain Solar 3, a 250-MW solar project located near Boulder City, Nevada

Sempra Natural Gas

▪	approximately $100 million for development of natural gas projects

Capital expenditure amounts include capitalized interest. At the California Utilities, the amounts also include the portion of AFUDC related to debt, but exclude the portion of AFUDC related to equity. We provide further details about AFUDC in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2013	2013 Change	2012
Sempra Energy Consolidated	$157	$(1,000)	$1,157
SDG&E	249	34	215
SoCalGas	(51)	(245)	194

Sempra Energy Consolidated

Cash provided by financing activities at Sempra Energy decreased in 2013 primarily due to:

▪
$890 million lower issuances of debt, including a decrease in issuances of long-term debt of $822 million ($1,088 million in 2013 compared to $1,910 million in 2012) and a decrease in issuances of commercial paper with maturities greater than 90 days of $68 million ($316 million in 2013 compared to $384 million in 2012);

▪
$881 million higher debt payments, including $635 million higher payments on long-term debt ($688 million in 2013 compared to $53 million in 2012) and $246 million higher payments of commercial paper with maturities greater than 90 days ($756 million in 2013 compared to $510 million in 2012); and

▪	$47 million increase in common dividends paid primarily due to an increase in the dividend rate; offset by

▪	$81 million increase in short-term debt in 2013 compared to $142 million decrease in 2012; and

▪	$574 million net proceeds received from the sale of noncontrolling interests at Sempra Mexico.

SDG&E

Cash provided by financing activities at SDG&E increased in 2013 primarily due to:

▪	$201 million higher issuances of long-term debt; offset by

▪	$176 million higher payments on long-term debt.

SoCalGas

At SoCalGas, financing activities used cash in 2013 compared to providing cash in 2012, primarily due to:

▪	$348 million issuance of long-term debt in 2012; offset by

▪	$100 million reduction in the payment of common dividends ($50 million in 2013 compared to $150 million in 2012).

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first nine months of 2013.

Our credit ratings may affect the rates at which borrowings bear interest and of commitment fees on available unused credit. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

California Utilities

The California Utilities’ operations have historically provided relatively stable earnings and liquidity. However, for the next few years, SoCalGas intends to limit its common stock dividends to reinvest its earnings in significant capital projects.

The California Utilities’ performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report and below. We discuss certain regulatory matters below and in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E may also continue to be significantly impacted by matters at SONGS. We discuss SONGS below, in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein, in Notes 6, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, and in “Risk Factors” herein and in our Annual Report.

Sempra South American Utilities

In April 2011, Sempra South American Utilities increased its investment in two utilities in South America, Chilquinta Energía and Luz del Sur. In connection with our increased interests in these utilities, Sempra Energy has $948 million in goodwill on its Condensed Consolidated Balance Sheet at September 30, 2013. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions.

We discuss the acquisition in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra South American Utilities is also expected to provide earnings from construction projects when completed and from other investments, but will require substantial funding for these investments.

Revenues at Chilquinta Energía are based on tariffs set by the National Energy Commission (Comisión Nacional de Energía, or CNE) every four years. Rates for four-year periods related to distribution and transmission are reviewed separately on an alternating basis every two years. In late 2011, Chilquinta Energía initiated the process to establish its distribution rates for the period from November 2012 to October 2016. This process was completed in November 2012, with rates published in April 2013, and tariff adjustments going into effect retroactively from November 2012.

In April 2013, the CNE completed the process to establish transmission rates for the period January 2011 to December 2014, with tariff adjustments going into effect retroactively from January 2011. In May 2013, the CNE published the methodology to be used to recalculate the average node prices (price at which distribution companies buy energy from generators) for years 2011 and 2012 and requested comments. We expect the CNE’s final decision by the end of 2013.

The next reviews are scheduled to be completed, with tariff adjustments also going into effect, in January 2015 for transmission, and again for distribution in November 2016.

Luz del Sur serves primarily regulated customers in Peru and revenues are based on rates set by the Energy and Mining Investment Supervisory Body (Organismo Supervisor de la Inversión en Energía y Minería, or OSINERGMIN). The rates are reviewed and adjusted every four years. OSINERGMIN’s final distribution rate setting resolution for the 2013-2017 period was published in October 2013 and went into effect on November 1, 2013.

Sempra Mexico

Sempra Mexico is expected to provide earnings from construction projects when completed and from other investments, but will require substantial funding for these investments. On February 14, 2013, Sempra Mexico publicly offered and sold in Mexico $408 million U.S. equivalent fixed- and variable-rate notes. The notes and related interest are denominated in Mexican pesos. Sempra Mexico used the proceeds of the notes primarily for the repayment of $357 million of intercompany debt and also for capital projects. Sempra Mexico entered into cross-currency swaps for U.S. dollars at the time of the issuance. We discuss this financing further in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

In March 2013, Sempra Mexico sold common shares of a subsidiary, IEnova, in a private placement in the U.S. and outside of Mexico and, concurrently, in a registered public offering in Mexico, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. The shares sold represent approximately 18.9 percent of the ownership interests in IEnova, which reduce our earnings from Sempra Mexico and have a dilutive effect on our earnings per share. The earnings attributable to IEnova’s noncontrolling interests were $9 million for the three months ended September 30, 2013, and $18 million for the nine months ended September 30, 2013. The approximately $574 million in net proceeds from the offerings will be used primarily for general corporate purposes and for the funding of IEnova’s current investments and ongoing expansion plans.

We discuss the potential impact of pending Mexican tax reform in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” above.

In late 2012, the Mexican Federal Labor Law was amended in order to incorporate, among other things, (1) labor principles recognized by the International Labor Organization regarding non-discrimination towards women and the disabled in the labor environment, (2) three new employment arrangements (the “initial training contract,” the “contract on trial” and the “seasonal discontinuous contract”), and (3) a new subcontracting regime providing a legal framework for the contracting of employees through third parties. While we do not expect these amendments to have a material impact on Sempra Mexico, we cannot predict with certainty the potential effects from the application of this new law.

Sempra Renewables

Sempra Renewables is developing and investing in renewable energy generation projects that have long-term contracts with utilities. The renewable energy projects have planned in-service dates through 2016. These projects require construction financing which may come from a variety of sources including operating cash flow, project financing, funds from the parent, partnering in joint ventures and, potentially, other forms of equity sales. The varying costs of these alternative financing sources impact the projects’ returns.

Sempra Renewables’ future performance and the demand for renewable energy is impacted by various market factors, most notably state mandated requirements to deliver a portion of total energy load from renewable energy sources. The rules governing these requirements are generally known as Renewables Portfolio Standards (RPS). Additionally, the phase out or extension of U.S. federal income tax incentives, primarily investment tax credits and production tax credits, and grant programs could significantly impact future renewable energy resource availability and investment decisions.

In the third quarter of 2013, Sempra Renewables sold to ConEdison Development 50-percent equity interests in its 150-MW Copper Mountain Solar 2 and 150-MW Mesquite Solar 1 solar power facilities for cash of $71 million and $103 million, respectively. We discuss these sales further in Notes 3 and 6 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra Natural Gas

In June 2011, Sempra Natural Gas entered into a 25-year power contract with various members of Southwest Public Power Resources Group (SPPR Group), an association of 40 not-for-profit utilities in Arizona and southern Nevada. The contract was expanded to a total of 270 MW in February 2013. Under the terms of the agreement, Sempra Natural Gas will provide 21 participating SPPR Group members with firm, day-ahead dispatchable power delivered to the Palo Verde hub beginning in January 2015.

In February 2013, Sempra Natural Gas completed the sale of one 625-MW block of its Mesquite Power plant to the Salt River Project Agricultural Improvement and Power District for $371 million in cash. Sempra Natural Gas retained ownership of the second 625-MW block of the Mesquite Power plant that will support the contract with the participating SPPR Group members.

Sempra Natural Gas is currently progressing with plans for the Cameron Liquefaction Project, a development project to utilize its Cameron LNG terminal for the liquefaction of natural gas and export of LNG. The objective is to obtain long-term contracts for liquefaction services that allow us to fully utilize our existing regasification infrastructure while minimizing our future additional capital investment. The Cameron Liquefaction Project will utilize Cameron LNG’s existing facilities, including two marine berths, three LNG storage tanks, and vaporization capability of 1.5 billion cubic feet (Bcf) per day. In January 2012, the U.S. Department of Energy (DOE) approved Cameron LNG’s application for a license to export LNG to Free Trade Agreement countries. The authorization to export LNG to countries with which the U.S. does not have a Free Trade Agreement is pending review by the DOE.

In 2012, Sempra Natural Gas signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd., and a subsidiary of GDF SUEZ S.A. to develop a natural gas liquefaction export facility at the Cameron LNG terminal. The Cameron Liquefaction Project is expected to be comprised of three liquefaction trains and is being designed to a nameplate capacity of 13.5 million tonnes per annum (Mtpa) of LNG with an expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. We expect to receive all necessary regulatory approvals, sign an engineering, procurement and construction contract, finalize financing commitments and start construction by the first half of next year. This should allow us to begin operations from the first train in the second half of 2017, with subsequent trains expected to come online six months after each prior one. The anticipated incremental investment in the three-train liquefaction project, subject to final design specifications, is estimated to be approximately $6 billion to $7 billion, excluding capitalized interest and other financing costs, the majority of which will be project-financed and the balance provided by the project partners through the joint-venture agreements we discuss below. The total cost of the facility, including the cost of our original facility plus interest during construction, financing costs and required reserves, is estimated to be approximately $9 billion to $10 billion.

It is our expectation that all or substantially all of our equity contribution requirement will be covered by the contribution of our existing assets.  If construction, financing or other capital costs are higher than we currently expect or we are not able to leverage the project at the levels we currently anticipate, we may have to contribute additional cash. In May 2013, we signed a joint venture agreement with affiliates of GDF SUEZ S.A., Mitsubishi Corporation (through a related company jointly established with Nippon Yusen Kabushiki Kaisha (NYK)), and Mitsui & Co., Ltd. each to acquire 16.6 percent equity in the existing facilities and the liquefaction project. We will retain a 50.2-percent interest. The joint venture agreement and the three tolling agreements described below are subject to a final investment decision to proceed by each party, finalization of permit authorizations and securing financing commitments that are expected to occur by the first half of 2014, as well as other customary conditions.

The commercial development agreements executed in 2012 bind the parties to fund certain development costs, including design, permitting and engineering, as well as to negotiate in good faith 20-year tolling agreements, based on agreed-upon key terms outlined in the commercial development agreements. In May 2013, we signed 20-year liquefaction and regasification tolling capacity agreements with GDF SUEZ S.A. and affiliates of Mitsubishi Corporation and Mitsui & Co., Ltd. which subscribe the full nameplate capacity of the facility. Each tolling agreement is for 4.5 Mtpa of capacity to enable 4.0 Mtpa of LNG export.

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express Pipeline (REX), that links the Rocky Mountains region to the upper Midwest and the eastern United States. We recorded noncash, after-tax impairment charges totaling $239 million in 2012 to write down our investment in the partnership. Sempra Rockies Marketing, a subsidiary of Sempra Natural Gas, has an agreement for capacity on REX through November 2019. The capacity costs are offset by revenues from releases of the capacity to RBS Sempra Commodities prior to 2011, and to J.P. Morgan Ventures starting in 2011, and other third parties. Certain capacity release commitments totaling $22 million will conclude during 2013. Accordingly, new contracting activity related to that capacity may not be sufficient to offset all of our capacity payments to Rockies Express. Our carrying value in Rockies Express at September 30, 2013 is $330 million. We discuss our investment in Rockies Express and the impairment charges in Note 4 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

Currently, Sempra Natural Gas has 30 Bcf of operational working natural gas storage capacity. We are currently developing another 13 Bcf of capacity with planned in-service dates through the first half of 2014 and may, over the long term, develop as much as 76 Bcf of total storage capacity. Our natural gas storage assets include operational and development assets at Bay Gas in Alabama and Mississippi Hub in Mississippi, as well as our development project, LA Storage in Louisiana. These assets could be well positioned to capitalize on new opportunities that emerge associated with the increase in natural gas production and consumption in the U.S. In particular, LA Storage could be especially well positioned to support LNG export from our Cameron Liquefaction Project. However, changes in the U.S. natural gas market could also lead to diminished natural gas storage value.

Historically, the value of natural gas storage services has positively correlated with the difference between the seasonal prices of natural gas, among other factors. In general, over the past several years, seasonal differences in natural gas prices have declined, which may generally be contributing to lower prices for storage services. As our legacy (higher rate) sales contracts mature at Bay Gas and Mississippi Hub, replacement sales contract rates could be lower than has historically been the case. Lower sales revenues may not be offset by cost reductions, which could lead to depressed asset values. These market conditions could result in the need to perform recovery testing of our recorded asset values. In the event such values are not recoverable, we would consider the fair value of these assets relative to their recorded value. To the extent excess book value over fair value is indicated, an impairment charge could be required to be recorded.

Sempra Commodities

In three separate transactions in 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our commodities-marketing partnership. The investment balance of $76 million at September 30, 2013 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We provide additional information in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

CALIFORNIA UTILITIES

Joint Matters

CPUC General Rate Case (GRC)

In December 2010, the California Utilities filed their 2012 General Rate Case (2012 GRC) applications to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements would change on an annual basis over the subsequent three-year (2013-2015) period. In May 2013, the CPUC approved a final decision (Final GRC Decision) in the California Utilities’ 2012 GRC, effective retroactive to January 1, 2012. The amount of revenue associated with the retroactive period is expected to be recovered in rates over an extended period (28 months for SDG&E and 31 months for SoCalGas) in order to minimize the impact on ratepayers, thus adversely impacting the respective company’s cash flows. We discuss the 2012 GRC and the Final GRC Decision in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Pipeline Operations Safety Assessments

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the California Utilities, may incur incremental expense and capital investment associated with its natural gas pipeline operations and investments. In August 2011, SoCalGas, SDG&E, Pacific Gas and Electric (PG&E) and Southwest Gas filed implementation plans with the CPUC to test or replace all natural gas transmission pipelines that have not been pressure tested, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein. In their filing with the CPUC, the California Utilities estimated that the total cost for Phase 1 of the two-phase plan is $3.1 billion over a 10-year period. The California Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans are outside the scope of the 2012 GRC proceedings discussed above. If the CPUC were to decide that the incremental capital investment not be considered as incremental rate base outside the GRC process or that this incremental capital investment earn a return on rate base lower than what is otherwise authorized, it could materially adversely affect the respective company’s cash flows, financial condition, results of operations and prospects upon commencement of this program. We provide additional information in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E Matters

2007 Wildfire Litigation

In regard to the 2007 wildfire litigation, SDG&E’s payments for claims settlements plus funds estimated to be required for settlement of outstanding claims and legal fees total approximately $2.4 billion, which is in excess of the $1.1 billion of liability insurance coverage and the approximately $824 million recovered from third parties. However, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. At September 30, 2013, Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets reflect $339 million in Regulatory Assets Arising From Wildfire Litigation Costs, including $315 million related to CPUC-regulated operations and $24 million related to FERC-regulated operations, for costs incurred and the estimated settlement of pending claims. However, SDG&E’s cash flow may be materially adversely affected by timing differences between the resolution of claims and recoveries in rates, which may extend over a number of years. In addition, recovery in rates will require future regulatory approval, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available.

Should SDG&E conclude that recovery of excess wildfire costs in rates is no longer probable, at that time SDG&E will record a charge against earnings. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated, at September 30, 2013, the resulting after-tax charge against earnings would have been up to $186 million. In addition, in periods following any such conclusion by SDG&E that recovery is no longer probable, Sempra Energy’s and SDG&E’s earnings will be adversely impacted by increases in the estimated costs to litigate or settle pending wildfire claims. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information concerning these matters in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SONGS

SONGS Outage and Retirement

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California. SONGS is operated by Southern California Edison (Edison), the majority owner, and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) and the CPUC. We provide additional background information on SONGS in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

On June 6, 2013, Edison notified SDG&E that it had reached a decision to permanently retire SONGS Units 2 and 3 and seek approval to start the decommissioning activities for the entire facility. Edison advised SDG&E that its management had made the unilateral decision to retire the Units once Edison concluded that the considerable uncertainty about when, or if, the NRC would allow a restart of Unit 2 could not be resolved. Given this uncertainty, Edison decided to retire both Units and seek the authority from the NRC to commence the decommissioning of SONGS.

By way of background, the steam generators were replaced in Units 2 and 3, and the Units returned to service in 2010 and 2011, respectively. Both Units have been shut down since early 2012 after a water leak occurred in the Unit 3 steam generator. Edison concluded that the leak was due to unexpected wear from tube-to-tube contact. At the time the leak was identified, Edison also inspected and tested Unit 2 and subsequently found unexpected tube wear in Unit 2’s steam generators, as well. In March 2012, in response to the shutdown of SONGS, the NRC issued a Confirmatory Action Letter (CAL) which, among other things, outlined the requirements Edison would be required to meet before the NRC would approve a restart of either of the Units.

In October 2012, Edison submitted a restart plan to the NRC proposing to operate Unit 2 at a reduced power level for a period of five months, at which time the Unit would be brought down for further inspection. Edison did not file a restart plan for Unit 3, pending further inspection and analysis of what the required repairs or modifications would need to be to return the Unit back to service in a safe manner. The NRC had been reviewing the restart plan for Unit 2 proposed by Edison since that time, and in May 2013, the Atomic Safety and Licensing Board (ASLB), an adjudicatory arm of the NRC, concluded that the CAL process constituted a de facto license amendment proceeding that was subject to a public hearing. This conclusion by the ASLB resulted in further uncertainty regarding when a final decision might be made on restarting Unit 2.

CPUC SONGS Order Instituting Investigation (OII)

In response to the prolonged outage, the CPUC issued the OII, pursuant to California Public Utilities’ Code Section 455.5. The OII consolidates all SONGS issues in various related proceedings into a single proceeding. The OII, among other things, ruled that all revenues associated with the investment in, and operation of, SONGS since January 1, 2012 are subject to refund to customers, pending the outcome of the proceeding. The OII proceeding will also determine the ultimate recovery of the investment in SONGS and the costs incurred since the commencement of this outage, including purchased replacement power costs that are typically recovered through the Energy Resource Recovery Account (ERRA) balancing account subject only to a reasonableness review by the CPUC.

The first phase of the OII addresses 2012 costs. Two hearings were held in 2013 on this first phase, in May to address the 2012 capital and operation and maintenance costs, and in August to address the appropriate determination of the cost of purchased replacement power. We expect a CPUC decision on the first phase of the OII in the fourth quarter of 2013.

The second phase of the OII addresses the appropriate rate recovery treatment of the investment in SONGS assets. Hearings on this second phase were held in October 2013, and we expect a CPUC decision on this phase of the OII in the first half of 2014.

The third and fourth phases of the OII will address the reasonableness of the steam generator replacement project costs. No hearing dates for these two phases have been scheduled.

Since the unscheduled outage started, SDG&E has procured power to meet its customers’ needs to replace the power that would have been supplied to SDG&E from SONGS, had SONGS been in operation. The estimated cost of the purchased replacement power, determined consistent with the methodology used in the CPUC’s OII into the SONGS outage, incurred from January 2012 through June 6, 2013, the date Edison notified SDG&E of the early closure of SONGS, was approximately $166 million. Of this total, $93 million was incurred in 2012 and has been approved for collection in rates pursuant to prior ERRA proceedings. The remaining $74 million, discussed below, represents replacement power costs incurred in 2013 through June 6 that have not been approved for recovery in rates.

In addition to the estimated cost of the purchased replacement power mentioned above, SDG&E’s share of SONGS’ operating costs, including depreciation, and the return on its investment in SONGS from January 1, 2012 through June 30, 2013, was approximately $300 million. We provide additional information regarding the OII in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Accounting for the Early Retirement of SONGS

Given the decision by Edison to close SONGS, SDG&E management assessed the appropriate accounting for an early-retired plant. In conducting this assessment, management took into consideration, among other things, the interrelationship of any recovery of SDG&E’s investment in SONGS, the cost of operations, the cost of purchased replacement power and the probability of having to refund to customers a portion or all of the revenue subject to refund. Management’s assessment took into account that the CPUC is considering all of these elements on a combined basis in the OII. After considering the regulatory precedent regarding rate recovery of investments in and costs incurred related to early-retired plants, management considered a number of possible regulatory outcomes from the OII proceeding, none of which management considered certain, and given SDG&E’s non-operator and minority interest position and the regulatory precedent on such matters, management believes that it is probable that SDG&E will recover in rates a substantial portion of its investment in SONGS, the associated costs incurred to date and the cost of the purchased replacement power. The amount that management has deemed to be probable of recovery was determined based on management’s assessment of the likelihood of the potential regulatory outcomes identified.

As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, and as a result of our assessment described above, SDG&E established a new regulatory asset included in Other Assets–Other Regulatory Assets on the Condensed Consolidated Balance Sheet. As of September 30, 2013, the balance in this new regulatory asset was $431 million and was comprised of the following:

▪
The net book value of SDG&E’s investment in SONGS plant and nuclear fuel of $516 million, which prior to the date of the plant retirement, had been reported as Property, Plant and Equipment on the Condensed Consolidated Balance Sheet;

▪	SDG&E’s SONGS-related materials and supplies of $10 million, which prior to the date of the plant retirement, had been reported as Inventory on the Condensed Consolidated Balance Sheet;

▪
SDG&E’s 2013 cost of replacement power that is in excess of the amount previously authorized for recovery in ERRA of $74 million which, prior to the date of the plant retirement, would have been reported as Regulatory Balancing Accounts, Net in Current Assets on the Condensed Consolidated Balance Sheet;

▪	Miscellaneous costs incurred or expected to be incurred by SDG&E associated with the early closure of the plant of $31 million; net of

▪	A reserve for disallowance of rate recovery of $200 million reported as Loss from Plant Closure on the Condensed Consolidated Statement of Operations.

The amount that SDG&E will eventually recover will require a regulatory decision from the CPUC that could result in recovery of an amount that is significantly different than management’s estimate.  In addition to recoveries through the regulatory process, SDG&E intends to pursue various avenues for recovery from other potentially responsible parties and insurance carriers. However, these anticipated recoveries, if any, cannot be included in our current estimates. SDG&E will continue to assess the probability of recovery in rates of this new regulatory asset, as well as: 1) the cost of the purchased replacement power of $93 million approved in prior ERRA proceedings for collection in rates, and 2) the operations and maintenance expenses incurred by SDG&E since the start of the forced outages, which amounted to approximately $220 million through September 30, 2013. Should SDG&E conclude that recovery in rates is less than the amount anticipated or no longer probable, SDG&E will record an additional charge against earnings at the time such a conclusion is reached. While SONGS was in service, SDG&E’s investment in recent years has contributed after-tax net earnings of approximately $15 million to $20 million per year, which ceased as of the date that Edison decided to permanently retire the plant.

Nuclear Regulatory Commission (NRC) Proceedings

In September 2013, Edison received an NRC Inspection Report which identified a preliminary finding with low to moderate safety significance and an apparent violation regarding Unit 3’s steam generators. In addition, the report identified a preliminary finding with very low safety significance for Unit 2’s steam generators for failing to ensure that MHI’s modeling and analysis were adequate.

Simultaneously, the NRC issued an Inspection Report to MHI containing a Notice of Nonconformance for its flawed computer modeling in the design of the replacement steam generators.

Potential Recovery from Other Responsible Parties

In addition to recoveries through the regulatory process, SDG&E intends to pursue various avenues for recovery from other potentially responsible parties and insurance carriers.

Lawsuit Against Mitsubishi Heavy Industries, Ltd.

On July 18, 2013, SDG&E filed a lawsuit in the Superior Court of California in the County of San Diego against Mitsubishi Heavy Industries, Ltd., Mitsubishi Nuclear Energy Systems, Inc., and Mitsubishi Heavy Industries America, Inc. (collectively MHI).  The lawsuit seeks to recover damages SDG&E has incurred and will incur related to the design defects in the steam generators MHI provided to the SONGS nuclear power plant. The lawsuit asserts a number of causes of action, including fraud, based on the representations MHI made about its qualifications and ability to design generators free from defects of the kind that resulted in the permanent shutdown of the plant and further seeks to set aside the contractual limitation of damages that MHI has asserted. On July 24, 2013, MHI removed the lawsuit to the United States District Court for the Southern District of California, and on August 8, 2013, MHI moved to stay the proceeding pending resolution of the dispute resolution process involving MHI and Edison arising from their contract for the purchase and sale of the steam generators. On October 16, 2013, Edison initiated an arbitration proceeding against MHI seeking damages stemming from the failure of the replacement steam generators.

Nuclear Electric Insurance Limited (NEIL)

SDG&E and the two other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $375 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $13.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $375 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E’s contribution would be up to $50.93 million. This amount is subject to an annual maximum of $7.6 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance, subject to a $2.5 million deductible for “each and every loss.” In addition, the SONGS owners have insurance coverage for outage expenses and replacement power costs due to accidental property damage. These insurance coverages are provided through NEIL, a mutual insurance company. The NEIL policies have specific exclusions and limitations that can result in reduced or eliminated coverage. Insured members are subject to retrospective premium assessments. SDG&E could be assessed up to $9.7 million. Edison, on behalf of itself and the minority owners of SONGS (including SDG&E), has placed NEIL on notice of claims under both the property damage and outage insurance policies as a result of SONGS’ Units 2 and 3 being shut down since early 2012.

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

Nuclear Decommissioning and Funding

As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison has begun the decommissioning phase of the plant. The process of decommissioning a nuclear power plant is governed by NRC regulations. The regulations categorize the decommissioning activities into three phases: initial activities, major decommissioning and storage activities, and license termination. Initial activities include providing notice of permanent cessation of operations (accomplished on June 12, 2013) and notice of permanent removal of fuel from the reactor vessels (provided by Edison to the NRC on June 28 and July 22, 2013 for Units 3 and 2, respectively). Within two years after the announcement of retirement, the licensee (Edison) must submit a post-shutdown decommissioning activities report, an irradiated fuel management plan and a site-specific decommissioning cost estimate. Edison currently estimates that it will provide the other initial activity phase plans and cost estimates to the NRC by the end of 2014.

In accordance with state and federal requirements and regulations, SDG&E has assets held in trusts, referred to as the Nuclear Decommissioning Trust (NDT), to fund decommissioning costs for SONGS Units 1, 2 and 3. As of September 30, 2013, the fair value of SDG&E’s NDT assets was $981 million. Except for the use of funds for the planning of decommissioning activities, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs. SDG&E currently plans to file a request with the CPUC for such authorization by the end of 2013. Until CPUC approval is received, SDG&E will use working capital to pay for any SONGS decommissioning costs incurred, and such expenditures will be reimbursed from the NDT upon that approval.

SDG&E and Edison have a joint application pending with the CPUC requesting continued rate recovery of the estimated cost for decommissioning of SONGS. SDG&E is currently authorized to recover $8 million annually to fund additional investments in the NDT to pay for the cost of decommissioning SONGS. In its pending application with the CPUC, SDG&E is requesting to recover $16 million on an annual basis to fund additional investments in the NDT. We expect a decision on this application in the first half of 2014.

We provide additional information regarding the NDT and the SONGS decommissioning in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Investment in Wind Farm

In 2011, the CPUC and FERC approved SDG&E’s estimated $285 million tax equity investment in a wind farm project. SDG&E’s contractual obligations to invest in the Rim Rock wind farm and to purchase power from the wind farm under the power purchase agreement are both subject to the satisfaction of certain conditions.  The project developer has notified SDG&E that it has met certain conditions specified in the tax equity investment documents and the power purchase agreement that, if not achieved, would allow SDG&E to terminate the power purchase agreement and not to make the investment.  SDG&E disagrees with the project developer as to whether the conditions have been satisfied and, as a result, the parties engaged in a contractual dispute resolution process. In October 2013, the parties agreed that the developer and its lender have until the end of 2013 to address the issues that are in dispute.

Electric Rate Reform – State of California Assembly Bill 327 (AB 327)

In October 2013, the Governor of California signed AB 327. This bill becomes law on January 1, 2014. This new law will restore the authority to establish electric rates for electric utility companies in California to the CPUC and removes the rate caps established in Assembly Bill 1X adopted in early 2001 during California’s energy crisis, as well as Senate Bill 695 adopted in 2009. Additionally, the bill provides the CPUC the authority to adopt up to a $10.00 monthly fixed charge for all residential customers effective January 1, 2015. The CPUC will implement AB 327 through its current Order Instituting Rulemaking proceeding regarding electric rate reform.

OTHER SEMPRA ENERGY MATTERS

We discuss potential and expected impacts of the American Taxpayer Relief Act of 2012 and the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 on our income tax expense, earnings and cash flows in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in the Annual Report.

We may be further impacted by depressed and rapidly changing economic conditions. Moreover, the dollar may fluctuate significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. We discuss foreign currency rate risk further under “Market Risk – Foreign Currency Rate Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. North American natural gas prices, which affect profitability at Sempra Renewables and Sempra Natural Gas, are currently significantly below Asian and European prices. These factors could, if they remain unchanged, adversely affect profitability. However, management expects that future export capability at Sempra Natural Gas’ Cameron LNG facility would benefit from lower gas prices in North America compared to other regions.

Our future performance depends substantially on the timing and success of our business development efforts and our construction, maintenance and capital projects. We discuss this and additional matters that could affect our future performance in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein, in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, and in “Risk Factors” herein and in our Annual Report.

FINANCIAL DERIVATIVES REFORMS

In July 2010, federal legislation to reform financial markets was enacted that significantly alters how over-the-counter (OTC) derivatives are regulated, which may impact all of our businesses. The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the U.S. Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits. The law gives the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to us and other end users. These requirements could cause our OTC transactions to be more costly and have a material adverse effect on our liquidity due to additional capital requirements. In addition, as these reforms aim to standardize OTC products, they could limit the effectiveness of our hedging programs, because we would have less ability to tailor OTC derivatives to match the precise risk we are seeking to mitigate.

LITIGATION

We describe legal proceedings which could adversely affect our future performance in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CALIFORNIA UTILITIES – INDUSTRY DEVELOPMENTS AND CAPITAL PROJECTS

We describe capital projects, electric and natural gas regulation and rates, and other pending proceedings and investigations that affect the California Utilities in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA INTERNATIONAL AND SEMPRA U.S. GAS & POWER INVESTMENTS

As we discuss in “Cash Flows From Investing Activities,” our investments will significantly impact our future performance. In addition to the discussion below, we provide information about these investments in “Capital Resources and Liquidity” herein and in the “Capital Resources and Liquidity” and “Factors Influencing Future Performance” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Sempra South American Utilities

Santa Teresa

In May 2011, groundbreaking took place for Santa Teresa, a Luz del Sur project to build a 98-MW hydroelectric power plant in Peru’s Cusco region. It is planned to be completed in 2014.

Transmission Projects

Chilquinta Energía has entered into two 50-percent owned joint ventures, Eletrans S.A. and Eletrans II S.A. (Eletrans, collectively), with Sociedad Austral de Electricidad Sociedad Anónima (SAESA) to construct transmission lines in Chile.

In May 2012, Eletrans was awarded two 220-kilovolt (kV) transmission lines in Chile. The transmission lines will extend 150 miles, and we estimate the project will cost approximately $150 million and be completed in 2017.

In June 2013, Eletrans was awarded two additional 220-kV transmission lines in Chile. The transmission lines will extend approximately 70 miles, and we estimate the project will cost approximately $80 million and be completed in 2018.

The projects will be financed by the joint venture partners. Other financing may be pursued upon completion of the projects.

Sempra Mexico

Energía Sierra Juárez

In April 2011, SDG&E entered into a 20-year contract for up to 156 MW of renewable power supplied from the first phase of Sempra Mexico’s Energía Sierra Juárez wind project in Baja California, Mexico. The contract was approved by the CPUC in March 2012 and by the FERC in July 2012.In June 2012, the Comisión Reguladora de Energía (CRE) of Mexico issued a permit for the project, conditioned on approval from the Comisión Federal de Electricidad (CFE). In March 2013, the CFE issued a positive opinion regarding the project, and the CRE issued a resolution that deemed the above mentioned condition as approved. We recently issued full notice to proceed to the construction contractor.

Pipeline Projects

In October 2012, Sempra Mexico was awarded two contracts by the CFE to build and operate an approximately 500-mile pipeline network to transport natural gas from the U.S.-Mexico border south of Tucson, Arizona through the Mexican state of Sonora to the northern part of the Mexican state of Sinaloa along the Gulf of California. The network will be comprised of two segments that will interconnect to the U.S. interstate pipeline system. We estimate it will cost approximately $1 billion. The first segment of the project, approximately 300 miles, is expected to be completed by the second half of 2014, and the remaining segment is expected to be completed by the second half of 2016. The capacity is fully contracted by CFE under two 25-year contracts denominated in U.S. dollars. Our ability to secure rights of way and construct the lines within budgeted amounts will impact future performance.

In December 2012, through its joint venture with PEMEX, Sempra Mexico executed an ethane transportation services agreement with PEMEX to construct and operate an approximately 140-mile pipeline to transport ethane from Tabasco, Mexico to Veracruz, Mexico. We estimate it will cost approximately $330 million and be funded by the joint venture without additional capital contributions from the partners. It is expected to be completed in the second half of 2014. The capacity is fully contracted by PEMEX under a 21-year contract denominated in U.S. dollars.

In January 2013, PEMEX announced that the first phase of the Los Ramones project was assigned to and will be developed by our joint venture with PEMEX. The project will consist of a 70-mile natural gas pipeline from the northern portion of the state of Tamaulipas bordering the United States to Los Ramones in the Mexican state of Nuevo León. The capacity is fully contracted under a 25-year transportation services agreement with PEMEX denominated in Mexican pesos, with a contract rate based on the U.S. dollar investment, adjusted annually for inflation and fluctuation of the exchange rate.

Sempra Renewables

Copper Mountain Solar

Copper Mountain Solar is a photovoltaic generation facility operated and under development by Sempra Renewables in Boulder City, Nevada. If fully developed, the project will be capable of producing up to approximately 450 MW of solar power; it is being developed in multiple phases as power sales become contracted. Copper Mountain Solar is comprised of three separate projects. Copper Mountain Solar 1 (CMS 1) is a 58-MW photovoltaic generation facility currently in operation, which includes the 10-MW facility previously referred to as El Dorado Solar. PG&E has contracted for all of the solar power at CMS 1 for 20 years.

Copper Mountain Solar 2 (CMS 2) began construction in December 2011 and will total 150 MW when completed. CMS 2 is divided into two phases, with the first phase of 92 MW placed in service in November 2012 and the remaining 58 MW planned to be placed in service in 2015. PG&E has contracted for all of the solar power at CMS 2 for 25 years. In July 2013, we completed the sale of 50 percent of our equity in CMS 2 to ConEdison Development as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Copper Mountain Solar 3 (CMS 3) started construction in March 2013 and will total 250 MW when completed. CMS 3 will be placed in service as each of the ten blocks of solar panels is installed and is planned to be entirely in service by late 2015. The cities of Los Angeles and Burbank have contracted for all of the solar power at CMS 3 for 20 years.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Renewables in Maricopa County, Arizona. If fully developed, the project will be capable of producing up to approximately 700 MW of solar power. Construction on the first phase (Mesquite Solar 1) of 150 MW was completed in December 2012. PG&E has contracted for all of the solar power at Mesquite Solar 1 for 20 years. In September 2013, we completed the sale of 50 percent of our equity in Mesquite Solar 1 to ConEdison Development as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Broken Bow 2 Wind Project

In September 2013, Sempra Renewables acquired the rights to develop the Broken Bow 2 Wind project in Custer County, Nebraska. Sempra Renewables will develop the 75-MW wind farm. We expect to begin construction on the project in late 2013, and the project to be fully operational in late 2014. Nebraska Public Power District has contracted for all of the wind energy from the project for 25 years.

Sempra Natural Gas

Natural Gas Storage

Currently, Sempra Natural Gas has 30 Bcf of operational working natural gas storage capacity. We are currently developing another 13 Bcf of capacity with planned in-service dates through the first half of 2014 and may, over the long term, develop as much as 76 Bcf of total storage capacity.

Sempra Natural Gas’ natural gas storage facilities and projects include

▪
Bay Gas, a facility located 40 miles north of Mobile, Alabama, that provides underground storage and delivery of natural gas. Sempra Natural Gas owns 91 percent of the project. It is the easternmost salt dome storage facility on the Gulf Coast, with direct service to the Florida market and markets across the Southeast, Mid-Atlantic and Northeast regions.

▪
Mississippi Hub, located 45 miles southeast of Jackson, Mississippi, an underground salt dome natural gas storage project with access to shale basins of East Texas and Louisiana, traditional gulf supplies and LNG, with multiple interconnections to serve the Southeast and Northeast regions.

▪
LA Storage, previously referred to as Liberty natural gas storage expansion, a salt cavern development project in Cameron Parish, Louisiana. Sempra Natural Gas owns 75 percent of the project and ProLiance Transportation LLC owns the remaining 25 percent. The project’s location provides access to several LNG facilities in the area.

Cameron LNG

In 2012, Sempra Natural Gas signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd., and a subsidiary of GDF SUEZ S.A. to develop a natural gas liquefaction export facility at the site of its Cameron LNG terminal in Hackberry, Louisiana. We discuss these agreements above in “Factors Influencing Future Performance – Sempra Energy Overview.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We view certain accounting policies as critical because their application is the most relevant, judgmental, and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss these accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes.

NEW ACCOUNTING STANDARDS

We discuss the relevant pronouncements that have recently become effective and have had or may have an impact on our financial statements and/or disclosures in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide disclosure regarding derivative activity in Note 7 of the Notes to Condensed Consolidated Financial Statements herein. We discuss our market risk and risk policies in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

INTEREST RATE RISK

The table below shows the nominal amount and the one-year Value at Risk (VaR) for long-term debt, excluding commercial paper classified as long-term debt, capital lease obligations and interest rate swaps, and before reductions/increases for unamortized discount/premium, at September 30, 2013 and December 31, 2012:

	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At September 30, 2013:
California Utilities fixed-rate	$5,478	$687	$4,065	$527	$1,413	$160
California Utilities variable-rate	337	26	337	26	―	―
All other, fixed-rate and variable-rate	5,920	394	―	―	―	―
At December 31, 2012:
California Utilities fixed-rate	$5,203	$601	$3,790	$451	$1,413	$150
California Utilities variable-rate	345	14	345	14	―	―
All other, fixed-rate and variable-rate	6,306	302	―	―	―	―
(1) After the effects of interest rate swaps.

We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. At September 30, 2013, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sempra Energy, SDG&E and SoCalGas have designed and maintain disclosure controls and procedures to ensure that information required to be disclosed in their respective reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the management of each company, including each respective Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the companies’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, or 2) referred to in “Management's Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Annual Report.

ITEM 1A. RISK FACTORS

The following supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

SDG&E may incur substantial costs and liabilities as a result of its partial ownership of a nuclear facility.

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California, operated by Southern California Edison Company, or Edison. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SONGS’ Units 2 and 3 have been shut down since early 2012, and on June 6, 2013, Edison notified SDG&E that it had reached a decision to permanently retire SONGS Units 2 and 3 and seek approval to start the decommissioning activities for the entire facility. Although the facility will be decommissioned in the future, SDG&E’s ownership interest in SONGS continues to subject it to the risks of owning a partial interest in a nuclear generation facility, which include

▪
the potential that a natural disaster such as an earthquake or tsunami could cause a catastrophic failure of the safety systems in place that are designed to prevent the release of radioactive material. If such a failure were to occur, a substantial amount of radiation could be released and cause catastrophic harm to human health and the environment;

▪	the potential harmful effects on the environment and human health resulting from the prior operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

▪	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations and the decommissioning of the facility;

▪	uncertainties with respect to the technological and financial aspects of the decommissioning of the facility; and

▪	the results of the CPUC’s Order Instituting Investigation (OII), as described in more detail below, into the SONGS outage that began in the first quarter of 2012.

The occurrence of any of these events could have a material adverse effect on SDG&E’s and Sempra Energy’s businesses, cash flows, financial condition, results of operations and/or prospects.

Ongoing regulatory and maintenance issues at SONGS may have a material adverse effect on us.

SONGS’ Units 2 and 3 have been shut down since early 2012, after a water leak occurred in the Unit 3 steam generator. Since the unscheduled outage started, SDG&E has procured power to ensure a reliable supply of power to meet customers’ needs, replacing the power that would have been available had SONGS been in operation. The estimated cost of the purchased replacement power incurred from January 2012 through June 6, 2013, the date Edison notified SDG&E of its decision to permanently close SONGS, was approximately $166 million. Of this total, $93 million was incurred in 2012 and has been approved for collection in rates pursuant to prior ERRA proceedings. The remaining $74 million represents replacement power costs incurred in 2013 through June 6 that have not been approved for recovery in rates. In addition to the estimated cost of the purchased replacement power, SDG&E’s share of SONGS’ operating costs, including depreciation, and the return on its investment in SONGS from January 1, 2012 through June 30, 2013, was approximately $300 million. In November 2012, the CPUC issued an OII into the SONGS outage to determine whether SDG&E should remove from customer rates some or all of the revenue requirement associated with the portion of the facility that was out of service. This OII will consolidate all SONGS issues from related regulatory proceedings and consider the appropriate cost recovery for SONGS during the shutdown, including among other costs, the cost of the steam generator replacement project, replacement power costs, capital expenditures, operation and maintenance costs and seismic study costs, and the appropriate rate design regarding the recovery of the remaining investment in and any return on the remaining investment in SONGS from the time the Units were taken off-line. The OII requires that all costs related to SONGS incurred since January 1, 2012 be tracked in newly established memorandum accounts, and that all revenues collected since January 1, 2012, for recovery of such costs and for the return on SDG&E’s investment in SONGS be subject to refund. The OII will address the extent to which such revenues, if any, will be required to be refunded to customers. As a result of Edison’s decision to permanently retire SONGS’ Units 2 and 3 and seek approval to start the decommissioning activities of the entire facility, SDG&E has removed the net book value of its investment in SONGS and established a new regulatory asset, in accordance with accounting principles generally accepted in the United States of America for regulated entities, representing the amount management believes is probable of recovery in rates in the future. As a result of this analysis, Sempra Energy’s and SDG&E’s financial results for the nine months ended September 30, 2013 include an after-tax loss of $119 million reflected in the regulatory asset to reduce the amount that management believes is probable of recovery in rates in the future to $431 million, which is included in Other Assets—Other Regulatory Assets on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets at September 30, 2013. Any failure to recover some or all of this regulatory asset, the cost of purchased replacement power of $93 million approved in prior ERRA proceedings for collection in rates, or operating or other costs associated with SONGS (including approximately $220 million of operations and maintenance expenses incurred by SDG&E since the start of the forced outages), or any decision by the CPUC to require refund of revenues collected in recovery of the costs above could materially adversely affect SDG&E’s and Sempra Energy’s results of operations, cash flows and financial condition.

Should SDG&E conclude that recovery in rates is different than the amount anticipated or is no longer probable, SDG&E will record an additional charge against earnings at the time such a conclusion is reached, which could materially adversely affect SDG&E’s and Sempra Energy’s results of operations, cash flows and financial condition.

New business technologies present a risk for attacks on our information systems and the integrity of our energy grid.

Cybersecurity and the protection of our operations and activities are a priority at Sempra Energy, SDG&E and SoCalGas. We believe that the most significant cybersecurity risks to our businesses reside within the operations of our utilities. In addition to general information and cyber risks that all Fortune 500 corporations face (e.g. malware, malicious intent by insiders and inadvertent disclosure of sensitive information), the utility industry faces new cybersecurity risks associated with automated metering (virtually all of our SDG&E customers have such metering and SoCalGas is in the process of converting its customers to such metering) and with Smart Grid infrastructure. Deployment of these new business technologies represents a new and large-scale opportunity for attacks on the utilities’ information systems and, more importantly, on the integrity of the energy grid. While our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, to date we have not experienced a material breach of cybersecurity. Addressing these risks is the subject of significant ongoing activities across Sempra Energy’s businesses. An attack to our information systems, the integrity of the energy grid, or one of our facilities could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.

ITEM 6. EXHIBITS

The following exhibits relate to each registrant as indicated.

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy
10.1	Form of Sempra Energy 2013 Long Term Incentive Plan 2013 Performance-Based Restricted Stock Unit Award.
EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE
Sempra Energy / San Diego Gas & Electric / Southern California Gas Company
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Sempra Energy:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: November 5, 2013	By: /s/ Trevor I. Mihalik
Trevor I. Mihalik Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 5, 2013	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 5, 2013	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer