Form 10-K
period 2013-12-31
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2014-02-27
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA ENERGY	California	33-0732627
101 Ash Street
San Diego, California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
555 West Fifth Street
Los Angeles, California 90013
(213)244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class		Name of Each Exchange on Which Registered
Sempra Energy Common Stock, without par value		NYSE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Southern California Gas Company Preferred Stock, $25 par value 6% Series A, 6% Series

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Sempra Energy					X
San Diego Gas & Electric Company					X
Southern California Gas Company					X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013:

Sempra Energy	$19.9 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$0
Southern California Gas Company	$0

Common Stock outstanding, without par value, as of February 21, 2014:

Sempra Energy	245,089,822 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SAN DIEGO GAS & ELECTRIC COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION 1(2).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2013 Annual Report to Shareholders of Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company are incorporated by reference into Parts I, II and IV.

Portions of the Sempra Energy Proxy Statement prepared for its May 2014 annual meeting of shareholders are incorporated by reference into Part III.

Portions of the Southern California Gas Company Information Statement prepared for its June 2014 annual meeting of shareholders are incorporated by reference into Part III.

SEMPRA ENERGY FORM 10-K SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-K SOUTHERN CALIFORNIA GAS COMPANY FORM 10-K TABLE OF CONTENTS (CONTINUED)

This combined Form 10-K is separately filed by Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Item 6 and 8 sections are provided for each reporting company, except for the Notes to Consolidated Financial Statements in Item 8. The Notes to Consolidated Financial Statements for all of the reporting companies are combined. All Items other than Items 6 and 8 are combined for the reporting companies.

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

▪
actions and the timing of actions, including issuances of permits to construct and licenses for operation, by the California Public Utilities Commission, California State Legislature, U.S. Department of Energy, Federal Energy Regulatory Commission, Nuclear Regulatory Commission, Atomic Safety and Licensing Board, California Energy Commission, California Air Resources Board, and other regulatory, governmental and environmental bodies in the United States and other countries in which we operate;

▪	capital markets conditions, including the availability of credit and the liquidity of our investments;

▪
the timing and success of business development efforts and construction, maintenance and capital projects, including risks in obtaining permits, licenses, certificates and other authorizations on a timely basis and risks in obtaining adequate and competitive financing for such projects;

▪	inflation, interest and exchange rates;

▪	the impact of benchmark interest rates, generally Moody’s A-rated utility bond yields, on our California Utilities’ cost of capital;

▪	energy markets, including the timing and extent of changes and volatility in commodity prices;

▪
the availability of electric power, natural gas and liquefied natural gas, including disruptions caused by failures in the North American transmission grid, pipeline explosions and equipment failures and the decommissioning of San Onofre Nuclear Generating Station (SONGS);

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

▪	risks posed by decisions and actions of third parties who control the operations of investments in which we do not have a controlling interest;

▪	wars, terrorist attacks and cybersecurity threats;

▪	business, regulatory, environmental and legal decisions and requirements;

▪	expropriation of assets by foreign governments and title and other property disputes;

▪	the impact on reliability of San Diego Gas & Electric Company’s electric transmission and distribution system due to increased amount and variability of power supply from renewable energy sources;

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

We provide a description of Sempra Energy and its subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2013 Annual Report to Shareholders (Annual Report), which is attached as Exhibit 13.1 to this report and is incorporated by reference.

This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	San Diego Gas & Electric Company (SDG&E)

▪	Southern California Gas Company (SoCalGas)

References in this report to “we,” “our,” “us,” “our company” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context.  SDG&E and SoCalGas are collectively referred to as the California Utilities. They are subsidiaries of Sempra Energy, and Sempra Energy indirectly owns all of the capital stock of SDG&E and all of the common stock and substantially all of the voting stock of SoCalGas.

Sempra Energy’s principal operating units are

▪	SDG&E and SoCalGas, which are separate, reportable segments;

▪	Sempra International, which includes our Sempra South American Utilities and Sempra Mexico reportable segments; and

▪	Sempra U.S. Gas & Power, which includes our Sempra Renewables and Sempra Natural Gas reportable segments.

All references to “Sempra International,” “Sempra U.S. Gas & Power” and their respective reportable segments are not intended to refer to any legal entity with the same or similar name. Sempra International and Sempra U.S. Gas & Power also own utilities which are not included in our references to the California Utilities. We provide financial information about all of our reportable segments and about the geographic areas in which we do business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPANY WEBSITES

Company website addresses are:

Sempra Energy – http://www.sempra.com

SDG&E – http://www.sdge.com

SoCalGas – http://www.socalgas.com

We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The charters of the audit, compensation and corporate governance committees of Sempra Energy’s board of directors (the board), the board’s corporate governance guidelines, and Sempra Energy’s code of business conduct and ethics for directors and officers are posted on Sempra Energy’s website.

SDG&E and SoCalGas make available free of charge via a hyperlink on their websites their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Printed copies of all of these materials may be obtained by writing to our Corporate Secretary at Sempra Energy, 101 Ash Street, San Diego, CA 92101-3017.

The information on the websites of Sempra Energy, SDG&E and SoCalGas is not part of this report or any other report that we file with or furnish to the SEC, and is not incorporated herein by reference.

GOVERNMENT REGULATION

California State Utility Regulation

The California Utilities are regulated by the California Public Utilities Commission (CPUC), the California Energy Commission (CEC) and the California Air Resources Board (CARB).

The California Public Utilities Commission:

▪	consists of five commissioners appointed by the Governor of California for staggered, six-year terms.

▪
regulates SDG&E’s and SoCalGas’ rates and conditions of service, sales of securities, rates of return, capital structure, rates of depreciation, and long-term resource procurement, except as described below in “United States Utility Regulation.”

▪	has jurisdiction over the proposed construction of major new electric generation, transmission and distribution, and natural gas storage, transmission and distribution facilities in California.

▪
conducts reviews and audits of utility performance and compliance with regulatory guidelines, and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

▪	regulates the interactions and transactions of the California Utilities with Sempra Energy and its other affiliates.

The CPUC also oversees and regulates new products and services, including solar energy, bioenergy and other forms of renewable energy. In addition, the CPUC’s safety and enforcement role includes inspections, investigations and penalty and citation processes for safety violations.

We provide further discussion in Notes 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E is also subject to regulation by the CEC, which publishes electric demand forecasts for the state and for specific service territories.  Based upon these forecasts, the CEC:

▪	determines the need for additional energy sources and conservation programs;

▪	sponsors alternative-energy research and development projects;

▪	promotes energy conservation programs;

▪	maintains a statewide plan of action in case of energy shortages; and

▪	certifies power-plant sites and related facilities within California.

The CEC conducts a 20-year forecast of available supplies and prices for every market sector that consumes natural gas in California. This forecast includes resource evaluation, pipeline capacity needs, natural gas demand and wellhead prices, and costs of transportation and distribution. This analysis is one of many resource materials used to support the California Utilities’ long-term investment decisions.

In 2010, the State of California required certain California electric retail sellers, including SDG&E, to deliver 20 percent of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the CEC, are generally known as the Renewables Portfolio Standard (RPS) Program. In December 2011, California Senate Bill 2(1X) (33% RPS Program) went into effect, superseding the previous RPS program. The 33% RPS Program requires each California utility to procure 33 percent of its annual electric energy requirements from renewable energy sources by 2020, with an average 20 percent required over the three-year period January 1, 2011 through December 31, 2013; 25 percent by December 31, 2016; and 33 percent by December 31, 2020. We discuss this requirement as it applies to SDG&E in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Certification of a generation project by the CEC as an Eligible Renewable Energy Resource (ERR) allows the purchase of output from such generation facility to be counted towards fulfillment of the RPS Program requirements, if such purchase meets the provisions of California Senate Bill 2(1X). This may affect the demand for output from renewables projects developed by Sempra Renewables and Sempra Mexico, particularly from California utilities. Sempra Renewables’ Copper Mountain Solar 1 facility in Nevada is certified as an ERR. Sempra Renewables has 50-percent interests in both the Copper Mountain Solar 2 and Mesquite Solar 1 facilities, both of which have ERR certification. Sempra Renewables has received pre-certification of the Copper Mountain Solar 3 facility and will submit an application for ERR certification of each phase as it begins operations. We plan to obtain ERR certification for all of our renewable facilities operating in and/or providing power to California as they become operational.

California Assembly Bill (AB) 32, the California Global Warming Solutions Act of 2006, assigns responsibility to CARB for monitoring and establishing policies for reducing greenhouse gas (GHG) emissions. The bill requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emission reductions, including a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a department within the California Environmental Protection Agency, an organization that reports directly to the Governor’s Office in the Executive Branch of California State Government. Sempra Natural Gas and Sempra Mexico are also subject to the rules and regulations of CARB. We provide further discussion in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

United States Utility Regulation

The California Utilities are also regulated by the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and the U.S. Department of Transportation (DOT).

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

The NRC oversees the licensing, construction, operation and decommissioning of nuclear facilities in the United States, including the San Onofre Nuclear Generating Station (SONGS), in which SDG&E owns a 20-percent interest. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. The majority owner of SONGS, Southern California Edison Company (Edison), made a decision to permanently retire the facility in June 2013. We provide further discussion of current SONGS matters involving the NRC and the closure of the facility in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

The DOT has established regulations regarding engineering standards and operating procedures applicable for the California Utilities’ natural gas transmission and distribution pipelines. The DOT has certified the CPUC to administer oversight and compliance with these regulations for the entities they regulate in California.

State and Local Regulation Within the U.S.

SoCalGas has natural gas franchises with the 12 counties and the 222 cities in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchises have indefinite lives with no expiration date. Some franchises have fixed expiration dates, ranging from 2014 to 2062.

SDG&E has

▪	electric franchises with the three counties and the 27 cities in or adjoining its electric service territory; and

▪	natural gas franchises with the one county and the 18 cities in its natural gas service territory.

These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas. Most of the franchises have indefinite lives with no expiration dates. Some natural gas and some electric franchises have fixed expiration dates that range from 2015 to 2037.

Sempra Natural Gas also operates Mobile Gas Service Corporation (Mobile Gas), a natural gas distribution utility serving southwest Alabama that is regulated by the Alabama Public Service Commission. Mobile Gas has franchise agreements with the two counties and eight cities in its service territory, with fixed expiration dates ranging from 2015 to 2033, which allow it to locate, operate and maintain facilities for the transmission and distribution of natural gas.

Sempra Renewables has operations, investments or development projects in Arizona, California, Colorado, Hawaii, Indiana, Kansas, Nebraska, Nevada and Pennsylvania. Sempra Natural Gas develops and operates natural gas storage and related pipeline facilities in Alabama, Louisiana and Mississippi, operates its Mesquite Power natural gas generation facility in Arizona and has marketing operations in Texas and California. Sempra Natural Gas also operates Willmut Gas Company (Willmut Gas), a natural gas distribution utility serving Hattiesburg, Mississippi and regulated by the Mississippi Public Service Commission. These entities are subject to state and local laws, and to regulations in the states in which they operate.

Other U.S. Regulation

In the United States, the FERC, with ratemaking authority over sales of wholesale power and the transportation and storage of natural gas in interstate commerce, and siting and permitting authority for liquefied natural gas (LNG) terminals, regulates Sempra Renewables’ and Sempra Natural Gas’ operations. Sempra Renewables and Sempra Natural Gas operate under the jurisdiction of the North American Electric Reliability Corporation, which is subject to oversight by the FERC. Sempra Natural Gas also owns an interest in the Rockies Express Pipeline, a natural gas pipeline that operates in eight states in the United States and is subject to regulation by the FERC. We discuss our investment in the pipeline further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The FERC may regulate rates and terms of service based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be sufficiently competitive, rates may be market-based. Our LNG terminal in the United States is subject to market-based rates and terms of service. FERC-regulated rates at the following businesses are

▪	Sempra Renewables and Sempra Natural Gas: market-based for wholesale electricity sales

▪	Sempra Natural Gas: cost-based and market-based for the transportation and storage of natural gas, respectively

▪	Sempra Natural Gas: market-based for the receipt, storage, and vaporization of LNG and liquefaction of natural gas and the purchase and sale of LNG and natural gas

The California Utilities and Sempra Natural Gas are subject to regulation by the U.S. Commodity Futures Trading Commission. Sempra Natural Gas is also subject to DOT rules and regulations regarding pipeline safety. Our Cameron LNG terminal is also subject to regulations of the U.S. Department of Energy (DOE) regarding the export of LNG.

Foreign Regulation

Our Sempra Mexico segment owns and operates the following in Mexico:

▪	a natural gas-fired power plant in Baja California, Mexico

▪	natural gas distribution systems in Mexicali, Chihuahua, and the La Laguna-Durango zone in north-central Mexico

▪
natural gas pipelines between the U.S. border and Baja California, Mexico and Sonora, Mexico. Sempra Mexico also owns a 50-percent interest in a joint venture with PEMEX (the Mexican state-owned oil company) that operates several natural gas pipelines and propane systems in Mexico

▪	the Energía Costa Azul LNG terminal located in Baja California, Mexico

These operations are subject to regulation by the Energy Regulatory Commission (Comisión Reguladora de Energía, or CRE) and by the labor and environmental agencies of city, state and federal governments in Mexico.

Sempra Mexico’s operations in Mexico are primarily contained in the Sempra Energy subsidiary Infraestructura Energética Nova, S.A.B. de C.V. (IEnova). In the first quarter of 2013, IEnova completed a private offering in the U.S. and outside of Mexico and concurrent public offering in Mexico of common stock. The issuance of shares was approved and is subject to regulation by the Mexican National Banking and Securities Commission (Comisión Nacional Bancaria y de Valores, CNBV) for registration of the shares with the Mexican National Securities Registry (Registro Nacional de Valores, RNV) maintained by the CNBV. IEnova’s shares are traded on the Mexican Stock Exchange (La Bolsa Mexicana de Valores, S.A.B. de C.V., BMV) under the symbol “IENOVA.”

Sempra South American Utilities has two utilities in South America that are subject to laws and regulations in the localities and countries in which they operate. Chilquinta Energía S.A. (including its subsidiaries, Chilquinta Energía) is an electric distribution utility serving customers in the cities of Valparaiso and Viña del Mar in central Chile. Luz del Sur S.A.A. (including its subsidiaries, Luz del Sur) is an electric distribution utility in the southern zone of metropolitan Lima, Peru. These utilities serve primarily regulated customers, and their revenues are based on tariffs that are set by the National Energy Commission (Comisión Nacional de Energía, or CNE) in Chile and the Energy and Mining Investment Supervisory Body (Organismo Supervisor de la Inversión en Energía y Minería, or OSINERGMIN) of the National Electricity Office under the Ministry of Energy and Mines in Peru.

Licenses and Permits

The California Utilities obtain numerous permits, authorizations and licenses in connection with the transmission and distribution of natural gas and electricity and the operation and construction of related assets, some of which may require periodic renewal.

Our other subsidiaries are also required to obtain numerous permits, authorizations and licenses in the normal course of business. Some of these permits, authorizations and licenses require periodic renewal.

Sempra Mexico and Sempra South American Utilities obtain numerous permits, authorizations and licenses for their electric and natural gas distribution and transmission systems from the local governments where the service is provided. The concession to operate from the Ministerio de Energía for both Chilquinta Energía’s and Luz del Sur’s distribution operations is for an indefinite term, not requiring renewal.

Sempra Mexico and Sempra Natural Gas obtain licenses and permits for the operation and expansion of LNG facilities, and the import and export of LNG and natural gas.

Sempra Renewables obtains a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities, and in connection with the wholesale distribution of electricity.

Sempra Natural Gas obtains a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities and natural gas storage facilities and pipelines, and in connection with the wholesale distribution of electricity.

Most of the permits and licenses associated with construction and operations within the Sempra Renewables and Sempra Natural Gas businesses are for periods generally in alignment with the construction cycle or life of the asset and in many cases greater than 20 years. We do not anticipate that our ongoing requirement to renew or extend shorter duration permits and licenses would have a material impact to the ongoing operations of these businesses.

We describe other regulatory matters in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

CALIFORNIA NATURAL GAS UTILITY OPERATIONS

SoCalGas and SDG&E sell, distribute and transport natural gas. SoCalGas purchases and stores natural gas for its core customers and SDG&E’s core customers on a combined portfolio basis and provides natural gas storage services for others. The California Utilities’ resource planning, natural gas procurement, contractual commitments, and related regulatory matters are discussed below. We also provide further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Customers

At December 31, 2013, SoCalGas had 5.8 million customer meters consisting of approximately:

▪	5,568,200 residential

▪	246,700 commercial

▪	27,000 industrial

▪	40 electric generation and wholesale

At December 31, 2013, SDG&E had approximately 865,000 natural gas customer meters consisting of approximately:

▪	832,000 residential

▪	28,600 commercial

▪	3,700 electric generation and cogeneration

For regulatory purposes, end-use customers are classified as either core or noncore customers. Core customers are primarily residential and small commercial and industrial customers. Noncore customers at SoCalGas consist primarily of electric generation, wholesale, large commercial and industrial, and enhanced oil recovery customers. SoCalGas’ wholesale customers are primarily other investor-owned utilities (IOUs), including SDG&E, or municipally owned natural gas distribution systems. Noncore customers at SDG&E consist primarily of electric generation and large commercial and industrial customers.

Most core customers purchase natural gas directly from SoCalGas or SDG&E. While core customers are permitted to purchase directly from producers, marketers or brokers, the California Utilities are obligated to provide reliable supplies of natural gas to serve the requirements of their core customers. Noncore customers are responsible for the procurement of their natural gas requirements.

In 2013, SoCalGas added approximately 23,000 new connected natural gas customer meters, representing an annual growth rate of 0.4 percent; in 2012, it added approximately 18,000 new connected meters, representing an annual growth rate of 0.3 percent. SDG&E’s connected natural gas customer meters increased by nearly 5,000 in both 2013 and 2012, representing an annual growth rate of 0.6 percent in both years. Based on forecasts of new housing starts, SoCalGas and SDG&E each expects that its new meter annual growth rates in 2014 will be slightly higher than those in 2013.

Natural Gas Procurement and Transportation

SoCalGas purchases natural gas under short-term and long-term contracts for the California Utilities’ core customers. SoCalGas purchases natural gas from Canada, the U.S. Rockies and the southwestern U.S. to meet its and SDG&E’s core customer requirements and maintain pipeline reliability. It also purchases some California natural gas production and additional supplies delivered directly to California for its remaining requirements. Purchases of natural gas are primarily priced based on published monthly bid-week indices.

To ensure the delivery of the natural gas supplies to its distribution system and to meet the seasonal and annual needs of customers, SoCalGas has entered into firm interstate pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation rights. These contracts expire on various dates between 2014 and 2028. Pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company, Gas Transmission Northwest, Pacific Gas and Electric Company (PG&E), and Kern River Gas Transmission Company, provide transportation services into SoCalGas’ intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The FERC regulates the rates that interstate pipeline companies may charge for natural gas and transportation services.

Natural Gas Storage

SoCalGas provides natural gas storage services for core, noncore and non-end-use customers. The California Utilities’ core customers are allocated a portion of SoCalGas’ storage capacity. SoCalGas offers the remaining storage capacity for sale to others, including SDG&E for its non-core customer requirements, through an open bid process. The storage service program provides opportunities for these customers to purchase and store natural gas when natural gas costs are low, usually during the summer, thereby reducing purchases when natural gas costs are expected to be higher. This program allows customers to better manage their natural gas procurement and transportation needs.

Demand for Natural Gas

Growth in the demand for natural gas largely depends on the health and expansion of the Southern California economy, prices of alternative energy products, environmental regulations, renewable energy, legislation, and the effectiveness of energy efficiency programs. External factors such as weather, the price of electricity, the use of hydroelectric power, development of renewable energy resources, development of new natural gas supply sources, and general economic conditions can also result in significant shifts in market price, which may in turn impact demand.

The California Utilities face competition in the residential and commercial customer markets based on customers’ preferences for natural gas compared with other energy products. In the noncore industrial market, some customers are capable of securing alternate fuel supplies from other suppliers which can affect the demand for natural gas. The California Utilities’ ability to maintain their respective industrial market shares is largely dependent on the relative price spread between delivered natural gas and potential fuel alternatives such as propane.

Natural gas demand for electric generation within Southern California competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be affected by the growth in renewable generation, the addition of more efficient gas technologies and to the extent that regulatory changes and electric transmission infrastructure investment divert electric generation from the California Utilities’ respective service areas. The demand may also fluctuate due to volatility in the demand for electricity and the availability of competing supplies of electricity such as hydroelectric generation and other renewable energy sources. We provide additional information regarding the electric industry in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The natural gas distribution business is seasonal, and revenues generally are greater during the winter heating months. As is prevalent in the industry, SoCalGas injects natural gas into storage during the summer months (usually April through October) for withdrawal from storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

SDG&E

Customers

SDG&E’s service area covers 4,100 square miles. At December 31, 2013, SDG&E had 1.4 million electric customer meters consisting of approximately:

▪	1,252,400 residential

▪	148,000 commercial

▪	500 industrial

▪	2,100 street and highway lighting

▪	5,400 direct access

SDG&E’s active electric customer meters increased by approximately 7,000 in both 2013 and 2012, representing annual growth rates of 0.5 percent in both years. Based on forecasting of new housing starts, SDG&E expects that its new meter annual growth rate in 2014 will be slightly higher than the growth in 2013.

Resource Planning and Power Procurement

SDG&E’s resource planning, power procurement and related regulatory matters are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Electric Resources

The supply of electric power available to SDG&E for resale is based on CPUC-approved purchased-power contracts currently in place with its various suppliers, its wholly owned generating facilities, and purchases on a spot basis. This supply as of December 31, 2013 is as follows:

SDG&E ELECTRIC RESOURCES
Resource	Number of Contracts	Expiration date	Megawatts (MW)
PURCHASED-POWER CONTRACTS:
Contracts with Qualifying Facilities (QFs)(1):
Cogeneration	4	2015 and thereafter	246

Other contracts with renewable sources:
Wind	9	2018 - 2033	1,056
Solar PV	6	2033 - 2038	565
Bio-gas/Hydro/Wind	21	2014 and thereafter	46
Biomass	2	2017, 2025	60
Geothermal	1	2014	25
Total			1,752

Other long-term and tolling contracts(2):
Natural gas	3	2019 - 2035	752
Hydro/Pump storage	1	2037	40
Demand response/Distributed generation	1	2016	25
Total			817
Total contracted			2,815

OWNED GENERATION, NATURAL GAS:
Palomar Energy Center			560
Miramar Energy Center			96
Desert Star Energy Center			495
Cuyamaca Peak Energy Plant			42
Total generation			1,193
TOTAL CONTRACTED AND GENERATION			4,008
(1)
A QF is a generating facility which meets the requirements for QF status under the Public Utility Regulatory Policies Act of 1978. It includes cogeneration facilities, which produce electricity and another form of useful thermal energy (such as heat or steam) used for industrial, commercial, residential or institutional purposes.

(2)			Tolling contracts are purchased-power agreements under which SDG&E provides the fuel for generation to the energy supplier.

Charges under most of the contracts with QFs are based on SDG&E’s avoided cost. Charges under the remaining contracts are for firm and as-generated energy, and are based on the amount of energy received or are tolls based on available capacity. The prices under these contracts are based on the market value at the time the contracts were negotiated.

Natural Gas Supply

SDG&E buys natural gas under short-term contracts for its Palomar, Miramar, Desert Star and Cuyamaca Peak generating facilities and for the Otay Mesa Energy Center LLC, Orange Grove Energy L.P., El Cajon Energy, LLC and Escondido Energy Center, LLC tolling contracts. Purchases are from various southwestern U.S. suppliers and are primarily priced based on published monthly bid-week indices. SDG&E’s natural gas is typically delivered from Southern California border receipt points to the SoCal CityGate pool via backbone transmission system rights which expire on September 30, 2014. The natural gas is then delivered to the generating facilities through SoCalGas’ and SDG&E’s pipeline systems in accordance with a transportation agreement that expires on May 31, 2015. SDG&E has also contracted with SoCalGas for natural gas storage through March 31, 2014.

Power Pool

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 300 investor-owned and municipal utilities, state and federal power agencies, energy brokers and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms, including market-based rates, preapproved by the FERC.

Transmission Arrangements

SDG&E’s 500-kilovolt (kV) Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego, California. SDG&E’s share of the line is 1,162 MW, although it can be less under certain system conditions.

SDG&E’s Sunrise Powerlink is a 500-kV transmission line project built by SDG&E that is delivering up to 800 MW of energy and is designed to deliver more than 1,000 MW of power from the Imperial Valley to the San Diego region. The line was placed in service in June 2012. We provide further discussion of Sunrise Powerlink in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Mexico’s Baja California system is connected to SDG&E’s system via two 230-kV interconnections with combined capacity up to 408 MW in the north-to-south direction and 800 MW in the south-to-north direction, although it can be less under certain system conditions.

Edison’s transmission is connected to SDG&E’s system at SONGS via five 230-kV transmission lines with a total firm capacity up to 2,500 MW into SDG&E’s system, although it can be less under certain system conditions.

Transmission Access

The National Energy Policy Act governs procedures for requests for transmission service. The FERC approved the California IOUs’ transfer of operation and control of their transmission facilities to the Independent System Operator in 1998. We provide additional information regarding transmission issues in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Chilquinta Energía

Customers

Chilquinta Energía is an electric distribution utility serving approximately 640,000 customers in the cities of Valparaiso and Viña del Mar in central Chile, with a main service area covering 4,400 square miles. At December 31, 2013, its customers consisted of approximately:

▪	590,500 residential

▪	37,200 commercial

▪	1,400 industrial

▪	5,900 street and highway lighting

▪	4,700 agricultural

In Chile, customers are also classified as regulated and non-regulated customers based on installed capacity. Regulated customers are those whose installed capacity is less than 500 kilowatts (kW). Non-regulated customers are those whose installed capacity is greater than 2,000 kW. Customers with installed capacity between 500 kW and 2,000 kW may choose to be classified as regulated or non-regulated. Non-regulated customers can buy power from other sources, such as directly from the generator.

In 2013, Chilquinta Energía added approximately 17,000 new customers at a growth rate of 2.7 percent. Chilquinta Energía’s electric energy sales increased by approximately 158,000 megawatt hours (MWh) and 178,000 MWh in 2013 and 2012, respectively, representing an annual growth rate of 6 percent in 2013 and 7 percent in 2012.

Electric Resources

The supply of electric power available to Chilquinta Energía comes from power purchase contracts currently in place with its various suppliers and its generating facilities. This supply as of December 31, 2013 is as follows:

CHILQUINTA ENERGÍA ELECTRIC RESOURCES
Resource	Number of Contracts	Expiration date	Megawatts (MW)
PURCHASED-POWER CONTRACTS(1)(2):
Thermal/Hydro/Wind	10	2020 to 2026	436

SMALL GENERATION PLANTS(3):
Thermal			11
TOTAL CONTRACTED AND GENERATION			447
(1)			Contracts with fuel sources that include natural gas, coal or diesel are collectively referred to as thermal.
(2)			In 2013, energy contracts in the Central Interconnected System, where Chilquinta Energía operates, were supplied from 61 percent thermal, 38 percent hydro and 1 percent wind sources.
(3)			Compañía de Petróleos de Chile Copec S.A. supplies diesel fuel to six small generation plants using trucks from different stations throughout the region.

Power Generation System

The Centers for Economic Load Dispatch (Centros de Despacho Económico de Carga, or CDEC) are private organizations in charge of coordinating the operation of the electricity system.  Each interconnected system is subject to its own CDEC; there is a CDEC-SIC (Sistema Interconectado Central, Central Interconnected System) and CDEC-SING (Sistema Interconectado del Norte Grande, Northern Interconnected System) for the central and the northern interconnected system, respectively.  Chilquinta Energía operates within CDEC-SIC.

Transmission System and Access

Chile’s transmission system is divided into two parts, main transmission (sistema de transmisión troncal) and the sub-transmission (sistema de subtransmisión). In Chile, main transmission lines must be greater than or equal to 220 kV. Chilquinta Energía primarily uses Transelec, a third party, for its main transmission. In general, sub-transmission systems operate at voltage levels greater than 23 kV and lower than or equal to 110 kV. Sub-transmission systems, including those owned by Chilquinta Energía, are comprised of infrastructure that is interconnected to the electricity system to supply non-regulated or regulated end-users located in the distribution service area.

Luz del Sur

Customers

Luz del Sur is an electric distribution utility serving approximately 996,000 customers in the southern zone of metropolitan Lima, Peru, with a main service area covering 1,160 square miles. At December 31, 2013, its customers consisted of approximately:

▪	924,500 residential

▪	61,400 commercial

▪	3,900 industrial

▪	4,900 street and highway lighting

▪	1,300 agricultural

In Peru, customers are also classified as regulated and non-regulated customers based on capacity demand. Regulated customers are those whose capacity demand is less than 200 kW and their energy supply is considered public service. Customers with capacity demand between 200 kW and 2,500 kW may choose to be classified as regulated or non-regulated.

In 2013, Luz del Sur added approximately 37,000 new customers at a growth rate of 3.9 percent. Luz del Sur’s electric energy sales increased by approximately 316,000 MWh and 359,000 MWh in 2013 and 2012, respectively, representing an annual growth rate of 5 percent in 2013 and 6 percent in 2012.

Electric Resources

The supply of electric power available to Luz del Sur comes from power purchase contracts currently in place with various suppliers, as well as purchases made on a spot basis. This supply as of December 31, 2013 is as follows:

LUZ DEL SUR ELECTRIC RESOURCES
Resource	Number of Contracts	Expiration date	Megawatts (MW)
PURCHASED-POWER CONTRACTS(1):
Bilateral contracts:
Hydro	1	2014	20

Auction contracts:
Hydro	7	2014-2021	269
Thermal	5	2021-2023	674
Hydro/Thermal	3	2021-2023	510
Total			1,453
TOTAL CONTRACTED			1,473
(1)			Contracts with fuel sources that include natural gas, coal or diesel are collectively referred to as thermal.

Power Generation System

The Sistema Eléctrico Interconectado Nacional (SEIN) is the Peruvian national interconnected system.  Peru also has several isolated regional and smaller systems that provide electricity to specific areas. The OSINERGMIN is an autonomous public regulatory entity that controls and enforces compliance with legal and technical regulations related to electric activities, sets tariffs and supervises the bidding processes required by distribution companies to purchase energy from generators.

The Committee of Economic Operation of the National Interconnected System (Comité de Operación Económica del Sistema Interconectado Nacional, or COES) coordinates the operation and dispatch of electricity of the SEIN, and manages the short-term market. The COES oversees generation, transmission and distribution companies, as well unregulated customers with a demand higher than 200 kW.

Transmission System and Access

Transmission lines in Peru are divided into principal and secondary systems. The principal system lines are accessible by all generators and allow the flow of energy through the national grid. The secondary system lines connect principal transmission with the network of distribution companies or connect directly to certain final customers. The transmission company receives tariff revenues and collects tolls based on a charge per unit of electricity.

RATES AND REGULATION – UTILITIES

We provide information concerning rates and regulation applicable to our utilities in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1, 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA INTERNATIONAL AND SEMPRA U.S. GAS & POWER

Sempra International and Sempra U.S. Gas & Power contain most of our subsidiaries that are not subject to California utility regulation. In addition to the discussion of our South American utilities above, we provide descriptions of these operating units’ segments and information concerning their operations in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1, 3, 4, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Competition

Sempra Energy’s non-utility businesses are among many others in the energy industry providing similar services. They are engaged in highly competitive activities that require significant capital investments and highly skilled and experienced personnel. Among these competitors there may be significant variation in financial, personnel and other resources compared to Sempra International and Sempra U.S. Gas & Power.

Generation – Renewables

Sempra Renewables primarily competes for wholesale contracts for the generation and sale of electricity through its development of and investments in wind and solar generation facilities. For sales of non-contracted renewable energy, Sempra Renewables competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities, and other energy service companies. The number and type of competitors may vary based on location, generation type and project size. Also, recently enacted regulatory initiatives designed to enhance energy consumption from renewable resources for regulated utility companies may increase competition from these types of institutions. These utilities may have a lower cost of capital than most independent renewable power producers and often are able to recover fixed costs through rate base mechanisms. This recovery allows them to build, buy and upgrade renewable generation projects without relying exclusively on market clearing prices to recover their investments.  Additionally, generation from Sempra Renewables’ renewable energy assets is exposed to fluctuations in naturally occurring conditions such as wind, inclement weather and hours of sunlight.

Our renewable energy competitors include, among others:

▪ Exelon Energy ▪ Iberdrola Renewables ▪ MidAmerican Energy	▪ NextEra Energy Resources ▪ NRG Energy

Generation – Natural Gas

For sales of non-contracted power, Sempra Natural Gas is subject to competition from energy marketers, utilities, industrial companies and other independent power producers. For a number of years, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities will continue to be an important part of the nation’s generation portfolio, some regulated utilities are now constructing units powered by renewable resources, often with subsidies or under legislative mandate. These utilities may have a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms. This recovery may allow them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

When Sempra Natural Gas sells power not subject to long-term contractual commitments, it is exposed to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel, and the presence of transmission constraints. Some of our competitors, such as electric utilities and generation companies, have their own generation capacity, including natural gas, coal and nuclear generation.  These companies, generally larger than our segments engaged in the natural gas business, may have a lower cost of capital and may have competitive advantages as a result of their scale and the location of their generation facilities. In January 2014, management approved a plan to market and sell Sempra Natural Gas’ remaining generation asset, a 625-MW block of the Mesquite Power natural gas-fired power plant in Arizona, as we discuss in Note 18 of the Notes to Consolidated Financial Statements in the Annual Report.

Our natural gas generation competitors include, among others:

▪ Calpine	▪ NextEra Energy Resources
▪ Dynegy ▪ Exelon Corporation	▪ NRG Energy

Because Sempra Mexico sells the power that it generates at its Termoeléctrica de Mexicali plant into California, it is also impacted by these competitive factors.

Natural Gas Pipelines and Storage Facilities

Within its market area, Sempra Natural Gas’ and Sempra Mexico’s pipelines businesses and Sempra Natural Gas’ storage facilities businesses compete with other regulated and unregulated storage facilities and pipelines. They compete primarily on the basis of price (in terms of storage and transportation fees), available capacity and interconnections to downstream markets.

Sempra Natural Gas’ competitors include, among others:

▪ AGL Resources ▪ Boardwalk Pipeline Partners ▪ Cardinal Gas Storage Partners ▪ Clean Energy ▪ Duke Energy ▪ Enbridge ▪ Energy Transfer Partners ▪ Enstor	▪ Enterprise Products Partners ▪ Kinder Morgan ▪ Macquarie Infrastructure Partners ▪ NiSource ▪ Plains All American Pipeline ▪ Spectra Energy ▪ TransCanada ▪ The Williams Companies

Sempra Mexico’s natural gas pipeline competitors include, among others:

▪ EDF Energy ▪ Elecnor ▪ Enagas ▪ Fermaca ▪ GDF SUEZ	▪ Kinder Morgan ▪ Mitsui ▪ PEMEX (MGI) ▪ Promigas ▪ TransCanada

LNG

Technological advances associated with shale gas and tight oil production have reduced the forecasted need for North American LNG import facilities and increased interest in liquefaction and export opportunities.

At current forward gas prices, brownfield U.S. Gulf Coast liquefaction appears to be among the most price competitive potential LNG supply in the world. Its price competitiveness results from many factors, including:

▪	high levels of undeveloped North American unconventional natural gas and tight oil resources relative to domestic consumption levels;

▪	increasing gas and oil drilling productivity and decreasing unit costs of gas production;

▪	low breakeven prices of marginal North American unconventional gas production;

▪	proximity to ample existing gas transmission pipeline and underground gas storage capacity; and

▪	existing LNG tankage and berths.

It is expected that global LNG competition, primarily from Canada, Russia, East Africa and Australia, will limit U.S. LNG exports, as international liquefaction projects attempt to match U.S. Gulf Coast LNG production costs. Host governments for international liquefaction projects are altering fiscal and tax regimes in an effort to make projects in their jurisdictions competitive relative to U.S. projects.  It is expected that United States LNG exports will greatly increase competition for current and future global natural gas demand, and thereby facilitate development of a global commodity market for natural gas.

Sempra Natural Gas is currently progressing with plans for a development project to utilize its Cameron LNG receipt terminal for the liquefaction of natural gas and export of LNG. Sempra Natural Gas has signed long-term contracts for liquefaction services that allow us to fully utilize our existing regasification infrastructure while minimizing our future additional capital investment. The liquefaction facility will utilize Cameron LNG’s existing facilities, including two marine berths, three LNG storage tanks, and vaporization capability of 1.5 billion cubic feet (Bcf) per day. In January 2012, the DOE approved Cameron LNG’s application for authorization to export LNG to Free Trade Agreement (FTA) countries. In February 2014, the DOE issued a conditional authorization to export LNG to countries that do not have an FTA with the U.S.

In May 2013, Cameron LNG signed a joint venture agreement with its liquefaction customers, affiliates of GDF SUEZ S.A., Mitsubishi Corporation (through a related company jointly established with Nippon Yusen Kabushiki Kaisha (NYK)), and Mitsui & Co., Ltd., subject to a final investment decision, finalization of permit authorizations, securing financing commitments and other conditions. These customers compete globally to market and sell LNG to end users, including gas and electric utilities located in LNG importing countries around the world. By providing liquefaction services, Cameron LNG would compete indirectly with liquefaction projects currently operating and those under development in the global LNG market. In addition to the U.S., these competitors are located in the Middle East, Southeast Asia, Africa, South America, Australia and Europe.

Our planned LNG liquefaction business’ major domestic and international competitors include, among others, the following companies and their related LNG affiliates:

▪ BG	▪ Kogas
▪ BP	▪ Mitsubishi
▪ Cheniere Energy	▪ Mitsui
▪ Chevron	▪ Petronas
▪ China National Petroleum Company	▪ Qatar Petroleum
▪ ConocoPhillips	▪ Santos
▪ Dow Chemical	▪ Royal Dutch Shell
▪ ExxonMobil	▪ Total
▪ GDF SUEZ	▪ Woodside
▪ Kinder Morgan

ENVIRONMENTAL MATTERS

We discuss environmental issues affecting us in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. You should read the following additional information in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative mechanism, allowing California’s IOUs to recover hazardous waste cleanup costs for certain sites, including those related to certain Superfund sites. This mechanism permits the California Utilities to recover in rates 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses. In addition, the California Utilities have the opportunity to retain a percentage of any recoveries from insurance carriers and other third parties to offset the cleanup and associated litigation costs not recovered in rates.

At December 31, 2013, we had accrued estimated remaining investigation and remediation liabilities of $5.5 million at SDG&E and $15.1 million at SoCalGas, both related to hazardous waste sites for which the Hazardous Waste Collaborative mechanism applies, as described above. The accruals include costs for numerous locations, most of which had been manufactured-gas plants at SoCalGas. This estimated cost excludes remediation costs of $0.1 million associated with SDG&E’s former fossil-fuel power plants and other locations for which the cleanup costs are not being recovered in rates. We believe that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the consolidated results of operations, cash flows or financial condition of Sempra Energy, SDG&E or SoCalGas.

We record estimated liabilities for environmental remediation when amounts are probable and estimable. In addition, we record amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism as regulatory assets.

Air and Water Quality

The electric and natural gas industries are subject to increasingly stringent air-quality and greenhouse gas standards, such as those established by the United States Environmental Protection Agency (EPA) and the CARB. We discuss these standards in “Government Regulation – California State Utility Regulation” above. The California Utilities generally recover in rates the costs to comply with these standards.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS have an agreement with the California Coastal Commission (CCC) to mitigate environmental impacts to the marine environment attributed to the cooling-water discharge from SONGS during its operation. SONGS’ early retirement, described in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report, does not reduce SDG&E’s mitigation obligation. SDG&E’s share of the mitigation costs is estimated to be $57 million, of which $43 million had been incurred through December 31, 2013, and $14 million is accrued for the remaining costs through 2050. Artificial kelp reef, fish hatchery and wetlands restoration projects are complete, but continue to be studied until the CCC accepts the projects. The remaining costs are to meet CCC acceptance requirements and maintain the projects through 2050.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Sempra Energy

Name	Age(1)	Position(1)
Debra L. Reed	57	Chairman and Chief Executive Officer
Mark A. Snell	57	President
Joseph A. Householder	58	Executive Vice President and Chief Financial Officer
Martha B. Wyrsch	56	Executive Vice President and General Counsel
Trevor I. Mihalik	47	Senior Vice President, Controller and Chief Accounting Officer
G. Joyce Rowland	59	Senior Vice President – Human Resources, Diversity and Inclusion
(1) Ages and positions are as of February 27, 2014.

With the exception of Ms. Wyrsch and Mr. Mihalik, each executive officer has been an officer of Sempra Energy or its subsidiaries for more than the last five years. Before joining Sempra Energy in September 2013, Ms. Wyrsch served as President of Vestas American Wind Systems from 2009 to 2012. Previously, Ms. Wyrsch spent nearly ten years at Duke Energy and its spinoff, Spectra Energy Corporation. She joined Duke Energy in 1999 as Senior Vice President of Legal Affairs and Deputy Counsel and, later, was promoted to Group Vice President and General Counsel. In 2005, she moved to Duke Energy Gas Transmission as its President and Chief Executive Officer. Subsequently, she became the President and Chief Executive Officer of Spectra Energy Transmission.

Before joining Sempra Energy in July 2012, Mr. Mihalik served as Senior Vice President of Finance for the past two years and as Vice President – Controller for the prior four years, in each case at Iberdrola Renewables Holdings, Inc., a diversified renewables and natural gas company.

SDG&E and SoCalGas

Name	Age(1)	Position(1)
SAN DIEGO GAS & ELECTRIC COMPANY
Jeffrey W. Martin	52	Chief Executive Officer
Steven D. Davis	58	President and Chief Operating Officer
James P. Avery	57	Senior Vice President – Power Supply
J. Chris Baker	54	Senior Vice President – Chief Information Technology Officer
Lee Schavrien	59	Senior Vice President – Finance, Regulatory and Legislative Affairs
W. Davis Smith	64	Senior Vice President and General Counsel
Robert M. Schlax	58	Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer

SOUTHERN CALIFORNIA GAS COMPANY
Anne S. Smith(2)	60	Chairman and Chief Executive Officer
Dennis V. Arriola(3)	53	President
J. Bret Lane	54	Chief Operating Officer
J. Chris Baker	54	Senior Vice President and Chief Information Technology Officer
Erbin B. Keith	53	Senior Vice President and General Counsel
Lee Schavrien	59	Senior Vice President – Finance, Regulatory and Legislative Affairs
Robert M. Schlax	58	Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer

(1) Ages and positions are as of February 27, 2014.
(2) Ms. Smith will retire effective February 28, 2014.
(3) On March 1, 2014, Mr. Arriola will become the Chief Executive Officer of SoCalGas and retain his position as President of SoCalGas.

With the exception of Mr. Arriola, each executive officer of SDG&E and SoCalGas has been an officer or employee of Sempra Energy or its subsidiaries for at least the last five years. Mr. Arriola was a Senior Vice President and the Chief Financial Officer of SDG&E and SoCalGas from September 2006 to November 2008, and held numerous management positions with Sempra Energy or its subsidiaries prior to that period. In November 2008, Mr. Arriola became a Senior Vice President and the Chief Financial Officer of SunPower Corporation. From April 2010 to March 2012, he was the Executive Vice President and Chief Financial Officer of SunPower Corporation. In August 2012, he joined SoCalGas as President and Chief Operating Officer, and in December 2012, he also joined the SoCalGas Board of Directors.

OTHER MATTERS

Employees of the Registrants

At December 31, each company had the following number of employees:

	December 31,
	2013	2012
Sempra Energy Consolidated(1)	17,122	16,893
SDG&E	4,603	4,996
SoCalGas	8,196	7,788
(1)	Excludes employees of variable interest entities as defined by accounting principles generally accepted in the U.S.

Labor Relations

SoCalGas

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council (collectively “Union”) under a single collective bargaining agreement. The provisions of the collective bargaining agreement for these employees covering wages, hours, working conditions, medical and all other benefit plans are in effect through September 30, 2015. At December 31, 2013, SoCalGas had 8,196 employees, 64 percent of which are represented by the Union.

SDG&E

Field employees and some clerical and technical employees at SDG&E are represented by the International Brotherhood of Electrical Workers. Provisions of the collective bargaining agreement for these employees covering wages are in effect through August 31, 2014, and through August 31, 2015, for working conditions. For these same employees, the agreement covering health and welfare benefits is in effect through December 31, 2014, and the agreement covering pension and savings plan benefits is in effect through October 1, 2015. At December 31, 2013,  SDG&E had 4,603 employees, 29 percent of which are covered by these agreements.

Luz del Sur

Field, technical and administrative employees at Luz del Sur representing 34 percent of the total workforce of 819 employees are represented by the Unified Trade Union of Electricity Workers of Lima and Callao, and the Trade Union of Employees of Electrolima. A collective bargaining agreement signed on January 2, 2014 covers these employees and is also extended to 159 non-represented employees. It covers wages, working conditions and medical and other benefit plans and is in effect from January 1, 2014 through December 31, 2014.

Chilquinta Energía

Field, technical and administrative employees at Chilquinta Energía are represented by Labor Union Number 1 Chilquinta Energía, Labor Union Number 2 Chilquinta Energía, Litoral Labor Union, Luzlinares Labor Union, Tecnored Labor Union Number 1, Negotiating Group Luzparral and Negotiating Group Casablanca. The collective bargaining agreements for employees represented by these unions and negotiating groups cover wages, hours, working conditions and medical and other benefit plans and are in effect through various dates from 2014 to 2016.

Professional employees at Chilquinta Energía are represented by Group of University Graduates of Chilquinta Energía. The collective bargaining agreement for these employees covers wages, hours, working conditions and medical and other benefit plans and is in effect through July 2, 2017.

At December 31, 2013, Chilquinta Energía had a total of 1,381 employees, of which 37 percent are covered under a labor agreement.

Sempra Mexico

At December 31, 2013, Sempra Mexico had 496 employees, 7 percent of which are covered by various collective bargaining agreements with different labor unions. The collective bargaining agreements are subject to renegotiation on an annual basis with respect to wages, and otherwise on a bi-annual basis.

Mobile Gas

Field employees at Mobile Gas are represented by the United Steelworkers Union under a single collective bargaining agreement. The agreement for these employees covers wages, hours, working conditions and medical and other benefit plans and is in effect through November 30, 2017. At December 31, 2013, Mobile Gas had a total of 215 employees, 36 percent of which are covered under this agreement.

ITEM 1A.  RISK FACTORS

When evaluating our company and its subsidiaries, you should consider carefully the following risk factors and all other information contained in this report. These risk factors could materially adversely affect our actual results and cause such results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We may also be materially harmed by risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of the following occurs, our businesses, cash flows, results of operations, financial condition and/or prospects could be materially negatively impacted. In addition, the trading prices of our securities and those of our subsidiaries could substantially decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning our company set forth in the Annual Report, including, without limitation, the information set forth in the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In this section, when we state that a risk or uncertainty may, could or will have a “material adverse effect” on us or may, could or will materially adversely affect us we mean that the risk or uncertainty may, could or will have a material adverse effect on our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities.

Sempra Energy’s cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries and the ability to utilize the cash flows from those subsidiaries.

Sempra Energy’s ability to pay dividends and meet its debt obligations depends almost entirely on cash flows from its subsidiaries and, in the short term, its ability to raise capital from external sources. In the long term, cash flows from the subsidiaries depend on their ability to generate operating cash flows in excess of their own expenditures and long-term debt obligations. In addition, the subsidiaries are separate and distinct legal entities that are not obligated to pay dividends and could be precluded from making such distributions under certain circumstances, including, without limitation, as a result of legislation, regulation, court order, contractual restrictions or in times of financial distress.

A significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash, which reduces the cash available to us. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our United States operations, we may incur significant taxes and/or penalties to repatriate these funds.

Conditions in the financial markets and economic conditions generally may materially adversely affect us.

Our businesses are capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and refund outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations.

The credit markets and financial services industry have experienced periods of extreme world-wide turmoil characterized by the bankruptcy, failure, collapse or sale of many financial institutions and by extraordinary levels of government intervention and regulation.

Limitations on the availability of credit and increases in interest rates or credit spreads may materially adversely affect our businesses, cash flows, results of operations, financial condition and/or prospects, as well as our ability to meet contractual and other commitments. In difficult credit markets, we may find it necessary to fund our operations and capital expenditures at a higher cost or we may be unable to raise as much funding as we need to support business activities. This could cause us to reduce capital expenditures and could increase our cost of funding, both of which could significantly reduce our short-term and long-term profitability.

The availability and cost of credit for our businesses may be greatly affected by credit ratings. If the credit ratings of SoCalGas or SDG&E were to be reduced, their cash flows and results of operations could be materially adversely affected and any reduction in Sempra Energy’s credit ratings could materially adversely affect the cash flows and results of operations of Sempra Energy and its non-utility subsidiaries. If the credit ratings of Sempra Energy or its non-utility subsidiaries were to decline, especially below investment grade, financing costs and borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or other forms of security for new and existing transactions. Such amounts may be material and could adversely affect our cash flows, results of operations and financial condition.

Sempra Energy has substantial investments in Mexico and South America which expose us to foreign currency, legal, tax, economic and management oversight risk.

Our foreign operations pose complex management, foreign currency, legal, tax and economic risks, which we may not be able to fully mitigate with our actions. We have foreign operations in Mexico and South America. These risks differ from and potentially may be greater than those associated with our domestic businesses. Our international businesses are sensitive to changes in the priorities and budgets of international customers and to geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Foreign currency exchange rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations, which could materially adversely affect our financial performance. Our primary currency exposures are to the Latin America currencies. Our primary objective in reducing foreign currency risk is to preserve the economic value of our foreign investments and to reduce earnings volatility that would otherwise occur due to exchange rate fluctuations. We may attempt to offset material cross-currency transactions and earnings exposure through various means, including financial instruments and short-term investments. Because we generally do not hedge our net investments in foreign countries, we are susceptible to volatility in other comprehensive income caused by exchange rate fluctuations.

Risks Related to All Sempra Energy Subsidiaries

Our businesses are subject to complex government regulations and may be materially adversely affected by changes in these regulations or in their interpretation or implementation.

In recent years, the regulatory environment that applies to the electric power and natural gas industries has undergone significant changes, on both federal and state levels. These changes have affected the nature of these industries and the manner in which their participants conduct their businesses. These changes are ongoing, and we cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on our businesses. Moreover, existing regulations, laws and tariffs may be revised or reinterpreted, and new regulations, laws and tariffs may be adopted or become applicable to us and our facilities. Special tariffs may also be imposed on components used in our businesses that could increase costs.

Our businesses are subject to increasingly complex accounting and tax requirements, and the regulations, laws and tariffs that affect us may change in response to economic or political conditions. Compliance with these requirements could increase our operating costs, and new tax legislation, regulations or other interpretations could materially adversely affect our tax expense. Changes in regulations, laws and tariffs and changes in the way regulations, laws and tariffs are implemented and interpreted may have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.

Our operations are subject to rules relating to transactions among the California Utilities and other Sempra Energy operations. These rules are commonly referred to as the Affiliate Transaction Rules. These businesses could be materially adversely affected by changes in these rules or by additional CPUC or FERC rules that further restrict our ability to sell electricity or natural gas, or to trade with the California Utilities and with each other. Affiliate Transaction Rules also could require us to obtain prior approval from the CPUC before entering into any such transactions with the California Utilities. Any such restrictions on or approval requirements for transactions among affiliates could materially adversely affect the LNG terminals, natural gas pipelines, electric generation facilities, or other operations of our subsidiaries, which could have a material adverse effect on our businesses, results of operations and/or prospects.

Our businesses require numerous permits, licenses and other governmental approvals from various federal, state, local and foreign governmental agencies; any failure to obtain or maintain required permits, licenses or approvals could cause our sales to materially decline and/or our costs to materially increase, and otherwise materially adversely affect our businesses, cash flows, financial condition, results of operations and/or prospects.

All of our existing and planned development projects require multiple approvals. The acquisition, construction, ownership and operation of LNG terminals, natural gas pipelines and storage facilities, and electric generation and transmission facilities require numerous permits, licenses, certificates and other approvals from federal, state, local and foreign governmental agencies. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed in litigation. In addition, permits, licenses, certificates, and other approvals may be modified or rescinded by one or more of the governmental agencies and authorities that oversee our businesses. If there is a delay in obtaining any required regulatory approvals or failure to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, or we may be forced to incur additional costs. Any such delay or failure to obtain or maintain the necessary permits, licenses, certificates and other approvals could cause our sales to materially decline, and/or our costs to materially increase, and otherwise materially adversely affect our businesses, cash flows, financial condition, results of operations and/or prospects.

Our California Utilities are also affected by the activities of organizations such as The Utility Reform Network (TURN), Utility Consumers’ Action Network (UCAN) and other stakeholder and advocacy groups. Operations that may be influenced by these groups include

▪	the rates charged to our customers;

▪	our ability to site and construct new facilities;

▪	our ability to purchase or construct generating facilities;

▪	safety;

▪	the issuance of securities;

▪	accounting matters;

▪	transactions between affiliates;

▪	the installation of environmental emission controls equipment;

▪	our ability to decommission generating facilities and recover the remaining carrying value of such facilities;

▪	the amount of certain sources of energy we must use, such as renewable sources and reductions in energy usage by customers; and

▪	the amount of costs associated with these operations that may be recovered from customers.

Our businesses have significant environmental compliance costs, and future environmental compliance costs could have a material adverse effect on our cash flows and results of operations.

Our businesses are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection, including, in particular, climate change and greenhouse gas, or GHG, emissions. We are required to obtain numerous governmental permits, licenses, certificates and other approvals to construct and operate our businesses. Additionally, to comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment, mitigation costs and emissions fees. In addition, we are generally responsible for all on-site liabilities associated with the environmental condition of our electric generation facilities and other energy projects, regardless of when the liabilities arose and whether they are known or unknown. Our facilities are subject to regulations protecting migratory birds, which have recently been the subject of increased enforcement activity with respect to wind farms. Failure to comply with applicable environmental laws may subject our businesses to substantial penalties and fines and/or significant curtailments of our operations, which could materially adversely affect our cash flows and/or results of operations.

The scope and effect of new environmental laws and regulations, including their effects on our current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation and regulation may have substantial negative effects on our operations, operating costs, and the scope and economics of proposed expansion, which could have a material adverse effect on our results of operations, cash flows and/or prospects. In particular, state-level laws and regulations, as well as proposed national and international legislation and regulation relating to the control and reduction of GHG emissions (including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride), may materially limit or otherwise materially adversely affect our operations. The implementation of recent and proposed California and federal legislation and regulation may materially adversely affect our unregulated businesses by imposing, among other things, additional costs associated with emission limits, controls and the possible requirement of carbon taxes or the purchase of emissions credits. Similarly, the California Utilities may be materially adversely affected if these additional costs are not recoverable in rates. Even if recoverable, the effects of existing and proposed greenhouse gas emission reduction standards may cause rates to increase to levels that substantially reduce customer demand and growth. SDG&E may also be subject to significant penalties and fines if certain mandated renewable energy goals are not met.

In addition, existing and future laws and regulation on mercury, nitrogen and sulfur oxides, particulates, or other emissions could result in requirements for additional pollution control equipment or emission fees and taxes that could materially adversely affect our results of operations and/or cash flows. Moreover, existing rules and regulations may be interpreted or revised in ways that may materially adversely affect our results of operations and/or cash flows.

We provide further discussion of these matters in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Severe weather conditions, natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect our businesses, financial condition, results of operations, cash flows and/or prospects.

Like other major industrial facilities, ours may be damaged by natural disasters, catastrophic accidents, or acts of terrorism. Because we are in the business of using, storing, transporting and disposing of highly flammable and explosive materials, as well as radioactive materials, and operating highly energized equipment, the risk to our facilities and infrastructure, as well as the risks to the surrounding communities is substantially greater than a typical business. Such facilities and infrastructure include, but are not limited to:

▪ power generation plants	▪ natural gas, propane and ethane pipelines and storage
▪ electric transmission and distribution	▪ nuclear fuel and nuclear waste storage facilities
▪ LNG terminals and storage	▪ nuclear power facilities
▪ chartered LNG tankers

Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have a material adverse effect on our businesses, financial condition, results of operations, cash flows and/or prospects.

Depending on the nature and location of the facilities and infrastructure affected, any such incident also could cause catastrophic fires, leaks, radioactive releases, explosions, spills or other significant damage to natural resources or property belonging to third parties, or cause personal injuries or fatalities. Any of these consequences could lead to significant claims against us. In some cases, we may be liable for damages even though we are not at fault, and in cases where the concept of inverse condemnation applies, we may be liable for damages without being found to be at fault or to have been negligent. Insurance coverage may significantly increase in cost or become unavailable for certain of these risks, and any insurance proceeds we receive may be insufficient to cover our losses or liabilities, which could materially adversely affect our businesses, financial condition, results of operations, cash flows and/or prospects.

Severe weather conditions may also impact our businesses. On January 17, 2014, the Governor of California declared a state of emergency because of severe drought conditions in the state. The drought conditions in California and the western United States increase the risk of catastrophic wildfires in SDG&E’s and SoCalGas’ service territories, which could place our electric and natural gas infrastructure in jeopardy. The drought conditions also reduce the amount of power available from hydro-electric generation facilities in the Northwest United States which could adversely impact the availability of a reliable energy supply into the California electric grid managed by the California ISO. If alternate supplies of electric generation are not available to replace the lower level of power available from hydro-electric generation facilities, this could result in temporary power shortages in SDG&E’s service territory.

Our businesses, results of operations, financial condition and/or cash flows may be materially adversely affected by the outcome of pending litigation against us.

Sempra Energy and its subsidiaries are defendants in numerous lawsuits and arbitration proceedings. We have spent, and continue to spend, substantial amounts of money and time defending these lawsuits and proceedings, and in related investigations and regulatory proceedings. We discuss these proceedings in Note 15 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. The uncertainties inherent in lawsuits, arbitrations and other legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. In addition, California juries have demonstrated a willingness to grant large awards, including punitive damages, in personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable in whole or in part from our customers, which in each case could materially adversely affect our businesses, cash flows, results of operations and/or financial condition.

We cannot and do not attempt to fully hedge our assets or contract positions against changes in commodity prices. In addition, for those contract positions that are hedged, our hedging procedures may not mitigate our risk as planned.

To reduce financial exposure related to commodity price fluctuations, we may enter into contracts to hedge our known or anticipated purchase and sale commitments, inventories of natural gas and LNG, electric generation capacity, and natural gas storage and pipeline capacity. As part of this strategy, we may use forward contracts, physical purchase and sales contracts, futures, financial swaps, and options. We do not hedge the entire exposure to market price volatility of our assets or our contract positions, and the coverage will vary over time. To the extent we have unhedged positions, or if our hedging strategies do not work as planned, fluctuating commodity prices could have a material adverse effect on our results of operations, cash flows and/or financial condition.

In addition, certain of the contracts we use for hedging purposes are subject to fair value accounting. Such accounting may result in gains or losses in earnings for that contract. In certain cases, these gains or losses may not reflect the associated losses or gains of the underlying position being hedged.

Risk management procedures may not prevent losses.

Although we have in place risk management systems and control systems that use advanced methodologies to quantify and manage risk, these systems may not always prevent material losses. Risk management procedures may not always be followed as required by our businesses or may not always work as planned. In addition, daily value-at-risk and loss limits are based on historic price movements. If prices significantly or persistently deviate from historic prices, the limits may not protect us from significant losses. As a result of these and other factors, there is no assurance that our risk management procedures will prevent losses that would materially adversely affect our results of operations, cash flows and/or financial condition.

The operation of our facilities depends on good labor relations with our employees.

Several of our businesses have entered into and have in place collective bargaining agreements with different labor unions. Our collective bargaining agreements are generally negotiated on a facility-by-facility basis.

Any failure to reach an agreement on new labor contracts or to negotiate these labor contracts might result in strikes, boycotts or other labor disruptions. These potential labor disruptions could have a material adverse effect on our businesses, results of operations and/or cash flows. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our businesses, results of operations and/or cash flows.

New business technologies present a risk for attacks on our information systems and the integrity of our energy grid.

Cybersecurity and the protection of our operations and activities are a priority at Sempra Energy, SDG&E and SoCalGas. We believe that the most significant cybersecurity risks to our businesses reside within the operations of our utilities. In addition to general information and cyber risks that all Fortune 500 corporations face (e.g. malware, malicious intent by insiders and inadvertent disclosure of sensitive information), the utility industry faces new cybersecurity risks associated with automated metering (virtually all of our SDG&E customers have such metering and SoCalGas is in the process of converting its customers to such metering) and with Smart Grid infrastructure. Deployment of these new business technologies represents a new and large-scale opportunity for attacks on the utilities’ information systems and, more importantly, on the integrity of the energy grid. While our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, to date we have not experienced a material breach of cybersecurity. Addressing these risks is the subject of significant ongoing activities across Sempra Energy’s businesses, but we cannot ensure that a successful attack will not occur. An attack to our information systems, the integrity of the energy grid, or one of our facilities could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects. In addition, in the ordinary course of business, Sempra Energy and its subsidiaries collect and retain sensitive information, including personal identification information about customers and employees, customer energy usage and other information. The theft, damage or improper disclosure of sensitive electronic data can subject us to penalties for violation of applicable privacy laws, subject us to claims from third parties, require compliance with notification and monitoring regulations, and harm our reputation.

Our businesses will continue to have to adapt to technological change and may not be successful or may have to incur significant expenditures to adapt to technological change.

We expect that new technologies will emerge that may be superior to, or may not be compatible with, some of our existing technologies, and may require us to make significant expenditures to remain competitive. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes in a cost-effective manner and to offer, on a timely basis, services that meet customer demands and evolving industry standards. If we fail to adapt successfully to any technological change or obsolescence, or fail to obtain access to important technologies or incur significant expenditures in adapting to technological change, our businesses, operating results and financial condition could be materially and adversely affected. Examples of technological change that could impact our businesses include

▪	California Utilities—Factors that could change the utilization of natural gas distribution and electric generation, transmission and distribution assets include

□	efficient battery storage technology, combined with

□	the expanded cost effective utilization of distributed generation (i.e., solar rooftop, community solar projects)

▪	Sempra U.S. Gas & Power

□
At Sempra Renewables, technological advances in distributed and local power generation and energy storage could reduce the demand for large-scale renewable electricity generation. Sempra Renewables’ power sales customers’ ability to perform under long-term agreements could be impacted by utility rate structures and advances in distributed and local power generation.

□	At Sempra Natural Gas, technological advances in alternative fuels and other alternative energy sources could reduce the demand for natural gas.

□
At our LNG businesses, technologies that lower global natural gas and LNG consumption would have the greatest impact on the business. These technologies include cost effective batteries for renewable electricity generation, economic gas to liquids conversion processes and advances associated with seabed or Arctic gas hydrate exploitation.

Risks Related to the California Utilities

The California Utilities are subject to extensive regulation by state, federal and local legislative and regulatory authorities, which may materially adversely affect us.

The CPUC regulates the California Utilities’ rates, except SDG&E’s electric transmission rates which are regulated by the FERC. The CPUC also regulates the California Utilities’:

▪ conditions of service	▪ rates of depreciation
▪ capital structure	▪ long-term resource procurement
▪ rates of return	▪ sales of securities

The CPUC conducts various reviews and audits of utility performance, compliance with CPUC regulations and standards, affiliate relationships and other matters. These reviews and audits may result in disallowances, fines and penalties that could materially adversely affect our financial condition, results of operations and/or cash flows. SoCalGas and SDG&E may be subject to penalties or fines related to their operation of natural gas pipelines and, for SDG&E, electric operations, under new regulations concerning natural gas pipeline safety and new citation programs concerning both gas and electric safety, which could have a material adverse effect on their results of operations, financial condition and/or cash flows. We discuss various CPUC proceedings relating to the California Utilities’ rates, costs, incentive mechanisms, and performance-based regulation in Notes 13 and 14 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

The California Utilities may invest a significant amount of money in a major capital project prior to receiving regulatory approval. If the project does not receive regulatory approval, if the regulatory approval is conditioned on major changes, or if management decides not to proceed with the project, they may be unable to recover all amounts invested in that project, which could materially adversely affect their financial condition, results of operations, cash flows and/or prospects.

The CPUC periodically approves the California Utilities’ rates based on authorized capital expenditures, operating costs, including income taxes, and an authorized rate of return on investment. If actual capital expenditures and/or operating costs were to exceed the amounts approved by the CPUC, results of operations, financial condition, cash flows and/or prospects could be materially adversely affected. Reductions in key benchmark interest rates may trigger automatic adjustment mechanisms which would reduce the California Utilities’ authorized rates of return, changes in which could materially adversely affect results of operations, financial condition, cash flows and/or prospects.

The CPUC applies performance-based measures and incentive mechanisms to all California utilities. Under these, earnings potential above authorized base margins is tied to achieving or exceeding specific performance and operating goals, rather than relying solely on expanding utility plant (rate base) to increase earnings. At the California Utilities, the areas that are currently eligible for incentives are operational activities designated by the CPUC, energy efficiency programs and, at SoCalGas, natural gas procurement and unbundled natural gas storage and system operator hub services. Although the California Utilities have received incentive awards in the past, there can be no assurance that they will receive awards in the future, or that any future awards earned would be in amounts comparable to prior periods. Additionally, if the California Utilities fail to achieve certain minimum performance levels established under such mechanisms, they may be assessed financial disallowances, penalties and fines which could have a material adverse effect on their results of operations, financial condition and/or cash flows.

The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on investments in electric transmission assets, and other similar matters involving SDG&E.

The California Utilities may be materially adversely affected by new regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how they operate, could affect their ability to recover various costs through rates or adjustment mechanisms, or could require them to incur substantial additional expenses.

The construction and expansion of the California Utilities’ natural gas pipelines, SoCalGas’ storage facilities, and SDG&E’s electric transmission and distribution facilities require numerous permits, licenses and other approvals from federal, state and local governmental agencies. If there are delays in obtaining these approvals, or failure to obtain or maintain these approvals, or to comply with applicable laws or regulations, the California Utilities’ businesses, cash flows, results of operations, financial condition and/or prospects could be materially adversely affected. Coordinating these projects so that they are on time and within budget requires competent execution from our employees and contractors, cooperation of third parties and the absence of litigation and regulatory delay. In the event that one or more of these major projects is delayed or experiences significant cost overruns, this could have a material adverse effect on the California Utilities.

Natural gas pipeline safety assessments may not be fully or adequately recovered in rates.

Pending the outcome of various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, the California Utilities may incur substantial incremental expense and capital investment associated with their natural gas pipeline operations and investments. In August 2011, SoCalGas, SDG&E, PG&E and Southwest Gas filed implementation plans with the CPUC to test or replace all natural gas transmission pipelines that have not been pressure tested. In their 2011 filing with the CPUC, the California Utilities estimated the total cost for Phase 1 of the two-phase plan to be $3.1 billion ($2.5 billion for SoCalGas and $600 million for SDG&E) over a 10-year period. The California Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans are outside the scope of the 2012 general rate case, or GRC proceedings discussed elsewhere in this report. If the CPUC were to decide that the incremental capital investment not be considered as incremental rate base outside the GRC process or that this incremental capital investment earn a return on rate base lower than what is otherwise authorized, or that cost recovery not be allowed for any other incremental cost, it could materially adversely affect the respective company’s cash flows, financial condition, results of operations and prospects upon commencement of this program. We provide additional information in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The California Utilities are subject to increasingly stringent safety standards and the potential for significant penalties if regulators deem either SDG&E or SoCalGas to be out of compliance.

The California State Senate passed legislation in 2013 which requires the CPUC to develop and maintain a safety enforcement program that includes procedures for monitoring, data tracking and analysis, and investigations, as well as delegates citation authority to CPUC staff personnel under the direction of the CPUC Executive Director. This legislation requires the CPUC to implement the enforcement program for natural gas safety by July 1, 2014 and for electric safety by January 1, 2015. In exercising the citation authority, the CPUC staff will take into account voluntary reporting of potential violations, voluntary resolution efforts undertaken, prior history of violations, the gravity of the violation, and the degree of culpability. The CPUC is planning to adopt an administrative limit on the maximum monetary penalty that may be set by the CPUC staff.

In December 2011, the CPUC adopted a natural gas safety citation program whereby natural gas distribution companies can be fined by CPUC staff for violations of the CPUC’s safety standards or federal standards. Each day of an ongoing violation may be counted as an additional offense. The maximum penalty is $50,000 per offense. In September 2013, the CPUC issued Standard Operating Procedures setting forth its principles and management process for the gas safety citation program.

If the CPUC or its staff determine that either of SDG&E’s or SoCalGas’ operations and practices are not in compliance with the safety standards, the corrective actions required to be in conformance and any penalties imposed could materially adversely affect the respective company’s cash flows, financial condition, results of operations and prospects upon commencement of this program. We provide additional information in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Meaningful rate reform is necessary due to the increased power supply from renewable energy sources and the growth in distributed and local power generation, and the failure by the CPUC to reform SDG&E’s rate structure in a relevant manner could have a material adverse effect on its business, cash flows, financial condition, results of operations and/or prospects.

The current electric rate structure in California places an undue burden on customers with heavy electric use while subsidizing low and moderate use customers. In addition, customers who self-generate their own power (primarily solar installations) currently do not pay most transmission and distribution charges, subject to certain limitations. As more heavy use customers purchase solar panels or obtain local off-the-grid sources of power, the burden on the remaining heavy use customers increases, which in turn encourages more self-generation and increases rate pressures. In addition, the increase of solar and other local off-the-grid sources of power adversely impacts the reliability of the electric transmission and distribution system. Over the mid- to long-term, this rate structure is unsustainable. On January 1, 2014, AB 327 became effective. This new law restores to the CPUC the authority to establish electric rates for electric utility companies in California and removes the rate caps established in AB 1X adopted in early 2001 during California’s energy crisis, as well as Senate Bill 695 adopted in 2009. Additionally, the law provides the CPUC with the authority to adopt up to a $10.00 monthly fixed charge for all residential customers effective January 1, 2015. The CPUC will implement AB 327 through its current Order Instituting Rulemaking proceeding regarding electric rate reform. If the CPUC fails to reform rate structures to maintain competitive and affordable electric rates and the reliability of the electric transmission and distribution system, such failure could have a material adverse effect on our business, cash flows, financial condition, results of operations and/or prospects.

Recovery of 2007 Wildfire Litigation Costs Requires Future Regulatory Approval.

SDG&E is seeking to recover in rates its reasonably incurred costs of resolving 2007 wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Through December 31, 2013, SDG&E’s costs to settle these claims and its estimated future settlement costs and defense costs are approximately $2.4 billion, which exceeds its $1.1 billion of liability insurance coverage and the approximately $824 million recovered from third parties. SDG&E has concluded that it is probable that SDG&E will be permitted to recover a substantial portion of these excess costs in rates, and at December 31, 2013, Sempra Energy’s and SDG&E’s Consolidated Balance Sheets include assets of $330 million in Other Regulatory Assets, of which $315 million is related to CPUC-regulated operations and $15 million is related to FERC-regulated operations, with respect to these excess costs. However, recovery of these amounts in rates will require future regulatory approval.

In August 2009, SDG&E and SoCalGas filed an application with the CPUC proposing a new mechanism for the future recovery of wildfire-related expenses for claims, litigation expenses and insurance premiums that are in excess of amounts authorized by the CPUC for recovery in distribution rates. In December 2012, the CPUC issued a final decision that denied the proposed blanket cost recovery framework for the utilities but allowed SDG&E to maintain its authorized memorandum account, enabling SDG&E to file applications with the CPUC requesting recovery of amounts properly recorded in the memorandum account, subject to reasonableness review, at a later date. For a description of this proceeding and information about 2007 wildfire litigation costs and their recovery, see Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E will continue to assess the probability of recovery of these excess wildfire costs in rates. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated as of December 31, 2013, the resulting after-tax charge against earnings would have been up to $186 million. In addition, in periods following any such conclusion, SDG&E’s earnings will be adversely impacted by increases in the estimated costs to litigate or settle pending wildfire claims.

As noted above, recovery of excess wildfire costs in rates will require future regulatory approval, and a failure to obtain all or a significant portion of the expected recovery, or a conclusion that recovery in rates is no longer probable, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s cash flows, financial condition and/or results of operations. In addition, if recovery is permitted, the collection process may extend over a number of years and Sempra Energy’s and SDG&E’s cash flows may be materially adversely affected due to the timing differences between resolution of claims and the recovery in rates. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E may incur substantial costs and liabilities as a result of its partial ownership of a nuclear facility.

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California, operated by Southern California Edison Company, or Edison. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SONGS’ Units 2 and 3 have been shut down since early 2012, and on June 6, 2013, Edison notified SDG&E that it had reached a decision to permanently retire SONGS’ Units 2 and 3 and seek approval from the NRC to start the decommissioning activities for the entire facility. Although the facility will be decommissioned in the future, SDG&E’s ownership interest in SONGS continues to subject it to the risks of owning a partial interest in a nuclear generation facility, which include

▪
the potential that a natural disaster such as an earthquake or tsunami could cause a catastrophic failure of the safety systems in place that are designed to prevent the release of radioactive material. If such a failure were to occur, a substantial amount of radiation could be released and cause catastrophic harm to human health and the environment;

▪	the potential harmful effects on the environment and human health resulting from the prior operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

▪	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with operations and the decommissioning of the facility;

▪	uncertainties with respect to the technological and financial aspects of decommissioning the facility; and

▪	the results of the CPUC’s Order Instituting Investigation (OII), as described in more detail below, into the SONGS outage that began in the first quarter of 2012.

In addition, SDG&E maintains two trusts for the purposes of providing funds to decommission SONGS. Up to approximately 33 percent of the trust assets has been generally invested in equity securities, which are subject to market fluctuation. A decline in the market value of trust assets or an adverse change in the law regarding funding requirements for decommissioning trusts could increase the funding requirements for these trusts, which in each case may not be fully recoverable in rates.

The occurrence of any of these events could have a material adverse effect on SDG&E’s and Sempra Energy’s businesses, cash flows, financial condition, results of operations and/or prospects.

Ongoing regulatory and maintenance issues at SONGS may have a material adverse effect on us.

SONGS’ Units 2 and 3 have been shut down since early 2012, after a water leak occurred in the Unit 3 steam generator. Since the unscheduled outage started, SDG&E has procured power to ensure a reliable supply of power to meet customers’ needs, replacing the power that would have been available had SONGS been in operation. The estimated cost of the purchased replacement power incurred from January 2012 through June 6, 2013, the date Edison notified SDG&E of its decision to permanently close SONGS, was approximately $165 million. Of this total, $98 million was incurred in 2012 and has been approved for collection in rates pursuant to prior Energy Resource Recovery Account (ERRA) proceedings. The remaining $67 million represents replacement power costs incurred through June 6, 2013 that have not yet been approved for recovery in rates. In addition to the estimated cost of the purchased replacement power, SDG&E’s share of SONGS’ operating costs, including depreciation, and the return on its investment in SONGS from January 1, 2012 through June 30, 2013, was approximately $300 million.

In November 2012, the CPUC issued an OII into the SONGS outage to determine whether SDG&E should remove from customer rates some or all of the revenue requirement associated with the portion of the facility that was out of service. This OII will consolidate most SONGS issues from related regulatory proceedings and consider the appropriate cost recovery for SONGS during the shutdown, including among other costs, the cost of the steam generator replacement project, replacement power costs, capital expenditures, operation and maintenance costs and seismic study costs, and the appropriate rate design regarding the recovery of the remaining investment in and any return on the remaining investment in SONGS from the time the Units were taken off-line. The OII requires that all costs related to SONGS incurred since January 1, 2012 be tracked in memorandum accounts, and that all revenues collected since January 1, 2012, for recovery of such costs and for the return on SDG&E’s investment in SONGS be subject to refund. The OII will address the extent to which such revenues, if any, will be required to be refunded to customers.

As a result of Edison’s decision to permanently retire SONGS’ Units 2 and 3 and seek approval to start the decommissioning activities of the entire facility, SDG&E has removed the net book value of its investment in SONGS and established a new regulatory asset, in accordance with accounting principles generally accepted in the United States of America for regulated entities, representing the amount management believes is probable of recovery in future rates. As a result of this analysis, Sempra Energy’s and SDG&E’s financial results for the year ended December 31, 2013 include an after-tax loss of $119 million reflected in the regulatory asset to reduce the amount that management believes is probable of recovery in rates in the future to $303 million, which is included in Other Regulatory Assets on Sempra Energy’s and SDG&E’s Consolidated Balance Sheets at December 31, 2013. Any failure to recover some or all of this regulatory asset, the cost of purchased replacement power of $98 million approved in prior ERRA proceedings for collection in rates, or operating or other costs associated with SONGS (including approximately $184 million of operations and maintenance expenses incurred by SDG&E since the start of the forced outages), or any decision by the CPUC to require refund of revenues collected in recovery of the costs above could materially adversely affect SDG&E’s and Sempra Energy’s results of operations, cash flows and financial condition.

Should SDG&E conclude that recovery in rates is different than the amount anticipated or is no longer probable, SDG&E will record an additional charge against earnings at the time such a conclusion is reached, which could materially adversely affect SDG&E’s and Sempra Energy’s results of operations, cash flows and financial condition.

We discuss SONGS matters in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

Risks Related to our Sempra International and Sempra U.S. Gas & Power Businesses

Our businesses are exposed to market risks, including fluctuations in commodity prices, and our businesses, financial condition, results of operations, cash flows and/or prospects may be materially adversely affected by these risks.

Sempra Mexico, Sempra Renewables and Sempra Natural Gas generate electricity that they sell under long-term contracts and into the spot market or other competitive markets. Sempra Mexico and Sempra Natural Gas purchase natural gas to fuel their power plants and may also purchase electricity in the open market to satisfy their contractual obligations. As part of their risk management strategy, they may hedge a substantial portion of their electricity sales and natural gas purchases to manage their portfolios, which subjects us to the risk that the counterparty to such hedge may be unable to fulfill its obligations. Such a failure could materially adversely affect our cash flows, financial condition and/or results of operations.

We buy energy-related commodities from time to time, for power plants or for LNG terminals to satisfy contractual obligations with customers, in regional markets and other competitive markets in which we compete. Our revenues and results of operations could be materially adversely affected if the prevailing market prices for electricity, natural gas, LNG or other commodities that we buy change in a direction or manner not anticipated and for which we had not provided adequately through purchase or sale commitments or other hedging transactions.

Unanticipated changes in market prices for energy-related commodities result from multiple factors, including:

▪	weather conditions

▪	seasonality

▪	changes in supply and demand

▪	transmission or transportation constraints or inefficiencies

▪	availability of competitively priced alternative energy sources

▪	commodity production levels

▪	actions by oil producing nations or organizations affecting the global supply of crude oil

▪	federal, state and foreign energy and environmental regulation and legislation

▪	natural disasters, wars, embargoes and other catastrophic events

▪	expropriation of assets by foreign countries

The FERC has jurisdiction over wholesale power and transmission rates, independent system operators, and other entities that control transmission facilities or that administer wholesale power sales in some of the markets in which we operate. The FERC may impose additional price limitations, bidding rules and other mechanisms, or terminate existing price limitations from time to time. Any such action by the FERC may result in prices for electricity changing in an unanticipated direction or manner and, as a result, may have a material adverse effect on our businesses, cash flows, results of operations and/or prospects.

When our businesses enter into fixed-price long-term contracts to provide services or commodities, they are exposed to inflationary pressures such as rising commodity prices, and interest rate risks.

Sempra Mexico, Sempra Renewables and Sempra Natural Gas generally endeavor to secure long-term contracts with customers for services and commodities to optimize the use of their facilities, reduce volatility in earnings, and support the construction of new infrastructure. However, if these contracts are at fixed prices, the profitability of the contract may be materially adversely affected by inflationary pressures, including rising operational costs, costs of labor, materials, equipment and commodities, and rising interest rates that affect financing costs. We may try to mitigate these risks by using variable pricing tied to market indices, anticipating an escalation in costs when bidding on projects, providing for cost escalation, providing for direct pass-through of operating costs or entering into hedges. However, these measures, if implemented, may not ensure that the increase in revenues they provide will fully offset increases in operating expenses and/or financing costs. The failure to so fully or substantially offset these increases could have a material adverse effect on our financial condition, cash flows and/or results of operations.

Business development activities may not be successful and projects under construction may not commence operation as scheduled or be completed within budget, which could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

The acquisition, development, construction and expansion of LNG terminals, natural gas, propane and ethane pipelines and storage facilities, electric generation and transmission facilities, and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built.

Success in developing a particular project is contingent upon, among other things:

▪	negotiation of satisfactory engineering, procurement and construction agreements

▪	negotiation of supply and natural gas sales agreements or firm capacity service agreements

▪	timely receipt of required governmental permits, licenses, authorizations, and rights of way

▪	timely implementation and satisfactory completion of construction

▪	obtaining adequate and reasonably priced financing for the project

Successful completion of a particular project may be materially adversely affected by:

▪	unforeseen engineering problems

▪	construction delays and contractor performance shortfalls

▪	work stoppages

▪	equipment unavailability or delay and cost increases

▪	adverse weather conditions

▪	environmental and geological conditions

▪	litigation

▪	unsettled property rights

▪	other factors

If we are unable to complete the development of a facility or if we have substantial delays or cost overruns, this could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

The operation of existing and future facilities also involves many risks, including the breakdown or failure of electric generation or natural gas regasification, liquefaction and storage facilities or other equipment or processes, labor disputes, fuel interruption, environmental contamination and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, regasification, liquefaction, storage and transmission systems. The occurrence of any of these events could lead to our facilities being idled for an extended period of time or our facilities operating well below expected capacity levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Such occurrences could materially adversely affect our businesses, financial condition, cash flows, results of operations and/or prospects.

With respect to our proposed project to add LNG export capability at our Cameron facility, we currently anticipate building a facility consisting of three liquefaction trains with a total nameplate capacity of 13.5 million tonnes per annum (Mtpa) of LNG with an expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. The anticipated incremental investment in the three-train liquefaction project, subject to final design specifications, is estimated to be approximately $6 billion to $7 billion, excluding capitalized interest and other financing costs. While we have signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd. and a subsidiary of GDF SUEZ S.A., these agreements only bind the parties to fund certain development costs, including design, permitting and engineering costs of the proposed project and to negotiate in good faith 20-year tolling agreements with respect to 12 Mtpa of LNG, which tolling agreements were executed in May 2013. However, the development agreements do not obligate the parties to finance the actual construction of this new facility. The joint venture agreement and the three tolling agreements are subject to a final investment decision to proceed by each party, finalization of permit authorizations and securing financing commitments, as well as other customary conditions. If one or more of the parties decides not to move forward with the project, or if we are unable to arrange suitable financing, the project may be substantially delayed, reduced or terminated. If the project is terminated, we may not recover our share of any project development or other related costs expended, and we may be required to write off our share of any such previously capitalized costs. In addition, this project may be delayed, reduced or terminated in the event we are unable to obtain all of the necessary permits, licenses and authorizations in a timely manner. The anticipated cost of this project is based on a number of assumptions that may prove incorrect and is subject to final design specifications, and the ultimate cost could significantly exceed the current estimate of $6 billion to $7 billion of incremental investment, excluding capitalized interest and other financing costs. Customers look at a number of factors when evaluating participation in a project, and changes in these factors, including global natural gas and LNG prices, could have an impact on the project going forward. Prior to our final investment decision and in the event we decide not to proceed with the project, these risks could have a material adverse effect on our prospects. Following our final investment decision and in the event we decide to proceed with the project, these risks could have a material adverse effect on our business, results of operations, cash flows, financial condition, and/or prospects.

We may elect not to, or may not be able to, enter into or replace expiring long-term supply and sales agreements or long-term firm capacity agreements for our projects, which would subject our revenues to increased volatility and our businesses to increased competition.

The electric generation and wholesale power sales industries are highly competitive. As more plants are built and competitive pressures increase, wholesale electricity prices may become more volatile. Without the benefit of long-term power sales agreements, our revenues may be subject to increased price volatility, and we may be unable to sell the power that Sempra Natural Gas’ and Sempra Mexico’s facilities are capable of producing or to sell it at favorable prices, which could materially adversely affect our results of operations, cash flows and/or prospects.

Sempra Mexico and Sempra Natural Gas utilize their LNG terminals by entering into long-term capacity agreements. Under these agreements, customers pay us capacity reservation and usage fees to receive, store and regasify the customer’s LNG. These segments also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified at their terminals for sale to other parties. The long-term supply agreement contracts are expected to reduce our exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying LNG supply prices to prevailing natural gas market price indices. If the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail to perform or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on our results of operations, cash flows and/or prospects. Also, although our Cameron LNG terminal is not fully contracted for regasification, given our current progress on the liquefaction project discussed above, we do not expect to contract or sell any additional LNG import capacity at the Cameron terminal. Our potential LNG suppliers also may be subject to international political and economic pressures and risks, which may also affect the supply of LNG.

Sempra Mexico’s and Sempra Natural Gas’ natural gas pipeline operations are dependent on demand for and supply of LNG and/or natural gas from their transportation customers, which may include our LNG facilities. A significant sustained decrease in demand for and supply of LNG and/or natural gas from such customers could have a material adverse effect on our businesses, results of operations, cash flows and/or prospects.

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express Pipeline (REX). Sempra Natural Gas and the partnership have agreements for capacity on REX that expire at various dates through 2019. As these agreements expire, new contracting activity related to that capacity may not be sufficient to replace the revenues from the expiring agreements.

We provide information about these matters in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Our businesses depend on counterparties, business partners, customers, and suppliers performing in accordance with their agreements. If they fail to so perform, we could incur substantial expenses and business disruptions and be exposed to commodity price risk and volatility, which could materially adversely affect our businesses, financial condition, cash flows, results of operations and/or prospects.

Our businesses are exposed to the risk that counterparties, business partners, customers, and suppliers that owe money or commodities as a result of market transactions or other long-term agreements will not perform their obligations in accordance with such agreements. Should they fail to so perform, we may be required to acquire alternative hedging arrangements or to honor the underlying commitment at then-current market prices. In such event, we may incur additional losses to the extent of amounts already paid to such counterparties or suppliers. In addition, many of our agreements are essential to the conduct and growth of our businesses. The failure of any of the parties to perform in accordance with these agreements could materially adversely affect our businesses, results of operations, cash flows, financial condition and/or prospects. Finally, we often extend credit to counterparties and customers. While we perform significant credit analyses prior to extending credit, we are exposed to the risk that we may not be able to collect amounts owed to us.

Sempra Mexico’s and Sempra Natural Gas’ obligations and those of their suppliers for LNG supplies are contractually subject to (1) suspension or termination for “force majeure” events beyond the control of the parties; and (2) substantial limitations of remedies for other failures to perform, including limitations on damages to amounts that could be substantially less than those necessary to provide full recovery of costs for breach of the agreements, which in either event could have a material adverse effect on our results of operations, cash flows, financial condition and/or prospects.

Legal actions challenging our property rights could materially adversely affect our businesses, financial condition, cash flows, results of operations and/or prospects.

We are engaged in disputes regarding our title to the properties on and adjacent to our LNG terminal in Mexico, as we discuss in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. In the event that we are unable to defend and retain title to the properties on which our LNG terminal is located, we could lose our rights to occupy and use such properties and the related terminal, which could result in breaches of one or more permits or contracts that we have entered into with respect to such terminal. If we are unable to occupy and use such properties and the related terminal, it could have a material adverse effect on our businesses, financial condition, results of operations, cash flows and/or prospects.

We rely on transportation assets and services, much of which we do not own or control, to deliver electricity and natural gas.

We depend on electric transmission lines, natural gas pipelines, and other transportation facilities owned and operated by third parties to:

▪	deliver the electricity and natural gas we sell to wholesale markets,

▪	supply natural gas to our electric generation facilities, and

▪	provide retail energy services to customers.

Sempra Mexico and Sempra Natural Gas also depend on natural gas pipelines to interconnect with their ultimate source or customers of the commodities they are transporting. Sempra Mexico and Sempra Natural Gas also rely on specialized ships to transport LNG to their facilities and on natural gas pipelines to transport natural gas for customers of the facilities. Sempra Natural Gas, Sempra Renewables, Sempra South American Utilities and Sempra Mexico rely on transmission lines to sell electricity to their customers. If transportation is disrupted, or if capacity is inadequate, we may be unable to sell and deliver our commodities, electricity and other services to some or all of our customers. As a result, we may be responsible for damages incurred by our customers, such as the additional cost of acquiring alternative natural gas supplies and LNG at then-current spot market rates, which could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

Our international businesses are exposed to different local, regulatory and business risks and challenges, which could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

We own or have interests in Mexico in electricity generation, distribution and transmission facilities, natural gas, propane and ethane distribution, storage and transportation projects, and an LNG terminal, and electricity transmission and distribution businesses in Chile and Peru. Developing infrastructure projects, owning energy assets, and operating businesses in foreign jurisdictions subject us to significant political, legal, regulatory and financial risks that vary by country, including:

▪	changes in foreign laws and regulations, including tax and environmental laws and regulations, and U.S. laws and regulations, in each case, that are related to foreign operations

▪	governance by and decisions of local regulatory bodies, including setting of rates and tariffs that may be earned by our businesses

▪	high rates of inflation

▪	volatility in exchange rates between the U.S. dollar and currencies of the countries in which we operate

▪	changes in government policies or personnel

▪	trade restrictions

▪	limitations on U.S. company ownership in foreign countries

▪	permitting and regulatory compliance

▪	changes in labor supply and labor relations

▪
adverse rulings by foreign courts or tribunals, challenges to permits and approvals, difficulty in enforcing contractual and property rights, and unsettled property rights and titles in Mexico and other foreign jurisdictions

▪	expropriation of assets

▪	adverse changes in the stability of the governments in the countries in which we operate

▪	general political, social, economic and business conditions

Our international businesses also are subject to foreign currency risks. These risks arise from both volatility in foreign currency exchange and inflation rates and devaluations of foreign currencies. In such cases, an appreciation of the U.S. dollar against a local currency could materially reduce the amount of cash and income received from those foreign subsidiaries. We may or may not choose to hedge these risks, and any hedges entered into may or may not be effective. Fluctuations in foreign currency exchange and inflation rates may result in significantly increased taxes in foreign countries and materially adversely affect our cash flows, financial condition, results of operations and/or prospects.

We discuss litigation related to Sempra Mexico’s Energía Costa Azul LNG terminal and other international energy projects in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Risks

Sempra Energy has substantial investments and other obligations in businesses that it does not control or manage or in which it shares control.

As described above, SDG&E holds a 20-percent ownership interest in SONGS, which is operated by Edison. Also, Sempra Natural Gas owns a 25-percent interest in Rockies Express, a joint venture that operates a natural gas pipeline. Our investment in Rockies Express is $329 million at December 31, 2013. Rockies Express is controlled by Tallgrass Energy Partners, which holds a 50-percent interest. At December 31, 2013, Sempra Renewables has investments totaling $707 million in several joint ventures to develop and operate renewable generation facilities. Sempra Mexico owns a 50-percent interest in a joint venture with PEMEX that operates several natural gas pipelines and propane systems in northern Mexico. At December 31, 2013, this investment is $379 million. Sempra Energy has an investment balance of $73 million at December 31, 2013 that reflects remaining distributions expected to be received from the RBS Sempra Commodities LLP (RBS Sempra Commodities) partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. The failure to collect all or a substantial portion of our remaining investment in the partnership could have a corresponding effect on our cash flows, financial condition and results of operations. We continue to make investments in entities that we do not control or manage or in which we share control. We discuss these investments further in Notes 3, 4 and 10 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Natural Gas is currently progressing with plans to develop its Cameron LNG regasification facility for liquefaction capability in a joint venture structure with three partners where we will have 50.2 percent of the joint venture. We discuss these plans further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Influencing Future Performance” in the Annual Report.

We have limited influence over these and other businesses in which we do not have a controlling interest. In addition to the other risks inherent in these businesses, if their management were to fail to perform adequately or the other investors in the businesses were unable or otherwise failed to perform their obligations to provide capital and credit support for these businesses, it could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.

Market performance or changes in other assumptions could require Sempra Energy, SDG&E and/or SoCalGas to make significant unplanned contributions to their pension and other postretirement benefit plans.

Sempra Energy, SDG&E and SoCalGas provide defined benefit pension plans and other postretirement benefits to eligible employees and retirees. A decline in the market value of plan assets may increase the funding requirements for these plans. In addition, the cost of providing pension and other postretirement benefits is also affected by other factors, including the assumed rate of return on plan assets, employee demographics, discount rates used in determining future benefit obligations, rates of increase in health care costs, levels of assumed interest rates and future governmental regulation. An adverse change to any of these factors could cause a material increase in our funding obligations which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

ELECTRIC PROPERTIES – SDG&E

At December 31, 2013, SDG&E owns and operates four natural gas-fired power plants:

▪	a 560-MW electric generation facility (the Palomar generation facility) in Escondido, California

▪	a 485-MW electric generation facility (the Desert Star generation facility) in Boulder City, Nevada

▪	a 96-MW electric generation peaking facility (the Miramar Energy Center) in San Diego, California

▪	a 47-MW electric generation facility (the Cuyamaca Peak Energy Plant) in El Cajon, California

SDG&E’s interest in SONGS is described above in Item 1 under “Electric Utility Operations – SDG&E.” We also discuss matters related to SONGS’ retirement and related issues in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

At December 31, 2013, SDG&E’s electric transmission and distribution facilities included substations, and overhead and underground lines. These electric facilities are located in San Diego, Imperial and Orange counties of California, and in Arizona and Nevada. The facilities consist of 2,076 miles of transmission lines and 23,891 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

NATURAL GAS PROPERTIES – CALIFORNIA UTILITIES

At December 31, 2013, SDG&E’s natural gas facilities consisted of two compressor stations, 168 miles of transmission pipelines, 8,546 miles of distribution pipelines and 6,460 miles of service pipelines.

At December 31, 2013, SoCalGas’ natural gas facilities included 2,964 miles of transmission and storage pipelines, 49,832 miles of distribution pipelines and 47,472 miles of service pipelines. They also included 11 transmission compressor stations and four underground natural gas storage reservoirs with a combined working capacity of 136 Bcf.

ENERGY PROPERTIES – SEMPRA INTERNATIONAL AND SEMPRA U.S. GAS & POWER

At December 31, 2013, Sempra Mexico, Sempra Renewables and Sempra Natural Gas operate or own interests in power plants and renewable generation facilities in North America with a total capacity of 2,632 MW. Our share of this capacity is 1,971 MW. We provide additional information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra South American Utilities operates Chilquinta Energía located in Valparaiso, Chile. Its property consists of 9,852 miles of distribution lines, 342 miles of transmission lines and 47 substations.

Sempra South American Utilities operates Luz del Sur located in Lima, Peru.  Its property consists of 12,281 miles of distribution lines and 180 miles of transmission lines. Luz del Sur expects to complete construction of Santa Teresa, a 100-MW hydroelectric power plant located in the Cusco region of Peru, in 2014.

At December 31, 2013, Sempra Mexico’s operations included 1,954 miles of distribution pipelines, 224 miles of transmission pipelines and three compressor stations. Sempra Mexico operates its Energía Costa Azul LNG terminal on land it owns in Baja California, Mexico.

Sempra Renewables owns properties in Arizona and leases properties in Nevada for currently operating solar electric generation facilities with the potential to develop additional solar electric generation facilities on these properties. Sempra Renewables also owns or leases property in California, Georgia, Kansas and Nebraska for potential development of solar and wind electric generation facilities. Sempra Mexico leases properties in Mexico for potential development of wind electric generation facilities.

In 2006, Sempra Natural Gas and ProLiance Transportation and Storage, LLC acquired three existing salt caverns representing 10 Bcf to 12 Bcf of natural gas storage capacity in Cameron Parish, Louisiana, with plans for development of a natural gas storage facility.

Sempra Natural Gas owns and operates Mobile Gas, a natural gas distribution utility located in Mobile and Baldwin counties in Alabama. Its property consists of distribution mains, service lines and regulating equipment.

Sempra Natural Gas also owns and operates Willmut Gas, a natural gas distribution utility located in Forrest County, Mississippi, serving Forrest, Simpson, Lamar, Jones, Covington and Rankin counties. Its property consists of distribution mains, service lines and regulating equipment.

In Washington County, Alabama, Sempra Natural Gas operates a 15.5 Bcf natural gas storage facility, Bay Gas, under a land lease, with current plans to expand total working capacity to 21 Bcf to be in-service in 2014. Sempra Natural Gas also owns land in Simpson County, Mississippi, on which it operates a 15 Bcf natural gas storage facility, Mississippi Hub, with current plans to expand total working capacity to 23 Bcf to be in-service in 2014. Portions of both these properties are currently under construction.

Sempra Natural Gas has a land lease and owns land in Hackberry, Louisiana, where it operates its Cameron LNG terminal. Sempra Natural Gas also owns land in Port Arthur, Texas, for potential development.

OTHER PROPERTIES

Sempra Energy occupies its 19-story corporate headquarters building in San Diego, California, pursuant to an operating lease that expires in 2015. In August 2013, Sempra Energy entered into a 25-year, build-to-suit lease for its future San Diego, California, headquarters. The lease has five five-year renewal options. We discuss the details of this lease further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SoCalGas leases approximately one-fourth of a 52-story office building in downtown Los Angeles, California, pursuant to an operating lease expiring in 2026. The lease has four five-year renewal options.

SDG&E occupies a six-building office complex in San Diego pursuant to two separate operating leases, both ending in December 2024. One lease has four five-year renewal options and the other lease has three five-year renewal options.

Sempra International and Sempra U.S. Gas & Power own or lease office facilities at various locations in the U.S., Mexico, Chile and Peru, with the leases ending from 2014 to 2039.

Sempra Energy, SDG&E and SoCalGas own or lease other land, easements, rights of way, warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary to conduct their businesses.

ITEM 3. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters (1) described in Notes 13, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The common stock, related shareholder, and dividend restriction information required by Item 5 is included in “Common Stock Data” in the Annual Report.

SEMPRA ENERGY EQUITY COMPENSATION PLANS

Sempra Energy has a long-term incentive plan that permits the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2013, outstanding awards consisted of stock options, restricted stock, and restricted stock units held by 380 employees.

The following table sets forth information regarding our equity compensation plan at December 31, 2013.

Number of shares to
	be issued upon		Number of
	exercise of	Weighted-average	additional
	outstanding	exercise price of	shares remaining
	options, warrants	outstanding options,	available for future
	and rights(A)	warrants and rights(B)	issuance(C)(D)
Equity compensation plan approved
by shareholders:
2013 Long-Term Incentive Plan	4,839,304	$53.18	7,210,346
(A)
Consists of 1,459,145 options to purchase shares of our common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option, 215,598 service-based restricted stock units and 3,164,561 performance-based restricted stock units. Each performance-based restricted stock unit represents the right to receive one share of our common stock if applicable performance conditions are satisfied; up to an additional 50 percent of shares represented by these units may be issued if Sempra Energy exceeds target performance conditions. The 4,839,304 also includes awards granted under two previously shareholder-approved long-term incentive plans (Predecessor Plans). No new awards may be granted under these Predecessor Plans.

(B)		Represents only the weighted-average exercise price of the 1,459,145 options to purchase shares of common stock.
(C)
The number of shares available for future issuance is increased by the number of shares withheld or surrendered to satisfy the exercise price or to satisfy tax withholding obligations relating to any plan awards.

(D)		The number of shares available for future issuance is increased by the number of shares subject to awards that expire or are forfeited, canceled or otherwise terminated without the issuance of shares.

We provide additional discussion of share-based compensation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On September 11, 2007, the Sempra Energy board of directors authorized the repurchase of Sempra Energy common stock provided that the amounts spent for such purpose do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares.

During 2008, we expended $1 billion to purchase a total of 18,416,241 shares. No shares were repurchased under this authorization during 2009.

Under a program initiated in 2010, we prepaid $500 million to repurchase a total of 9,574,435 shares of our common stock in 2010 and 2011.  We discuss this program in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

Therefore, approximately $500 million remains authorized by the board for the purchase of additional shares, not to exceed approximately 12 million shares. We also may, from time to time, purchase shares of our common stock from restricted stock plan participants who elect to sell a sufficient number of vesting restricted shares to meet minimum statutory tax withholding requirements.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in “Five-Year Summaries” in the Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, on pages 2 through 79.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages 92 through 239 of the Annual Report. Item 15(a)1 of Part IV of this report includes a listing of financial statements included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The information required by Item 9A is provided in “Controls and Procedures” in the Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

Because SDG&E meets the conditions of General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format as permitted by General Instruction I(2), the information required by Items 10, 11, 12 and 13 below is not required for SDG&E. We have, however, provided the information required by Item 10 with respect to SDG&E’s executive officers in Part I, Item 1. Business under “Executive Officers of the Registrants – SDG&E and SoCalGas.”

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SEMPRA ENERGY

We provide the information required by Item 10 with respect to executive officers for Sempra Energy in Part I, Item 1. Business under “Executive Officers of the Registrants – Sempra Energy.” All other information required by Item 10 is incorporated by reference from “Corporate Governance” and “Share Ownership” in the Proxy Statement prepared for the May 2014 annual meeting of shareholders.

SOCALGAS

We provide the information required by Item 10 with respect to executive officers for SoCalGas in Part I, Item 1. Business under “Executive Officers of the Registrants – SDG&E and SoCalGas.” All other information required by Item 10 is incorporated by reference from the company’s Information Statement prepared for its June 2014 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from “Corporate Governance” and “Executive Compensation,” including “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Proxy Statement prepared for the May 2014 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2014 annual meeting of shareholders for SoCalGas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is included in Item 5.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The security ownership information required by Item 12 is incorporated by reference from “Share Ownership” in the Proxy Statement prepared for the May 2014 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2014 annual meeting of shareholders for SoCalGas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from “Corporate Governance” in the Proxy Statement prepared for the May 2014 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the June 2014 annual meeting of shareholders for SoCalGas.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as required by Item 14, is presented below for Sempra Energy, SDG&E and SoCalGas. The following table shows the fees paid to Deloitte & Touche LLP, the independent registered public accounting firm for Sempra Energy, SDG&E and SoCalGas, for services provided for 2013 and 2012.

PRINCIPAL ACCOUNTANT FEES
(Dollars in thousands)
	Sempra Energy
	Consolidated		SDG&E		SoCalGas
		%		%		%
	Fees	of Total	Fees	of Total	Fees	of Total
2013:
Audit fees:
Consolidated financial statements and
internal controls audits, subsidiary
and statutory audits	$9,462		$2,451		$2,246
Regulatory filings and related services	155		64		―
Total audit fees	9,617	80%	2,515	87%	2,246	92%
Audit-related fees:
Employee benefit plan audits	475		125		192
Other audit-related services,
accounting consultation	325		66		―
Total audit-related fees	800	7	191	7	192	8
Tax fees:
Tax planning and compliance	1,473		175		―
Other tax services	―		―		―
Total tax fees	1,473	12	175	6	―	―
All other fees	77	1	―	―	―	―
Total fees	$11,967	100%	$2,881	100%	$2,438	100%

	Sempra Energy
	Consolidated		SDG&E		SoCalGas
		%		%		%
	Fees	of Total	Fees	of Total	Fees	of Total
2012:
Audit fees:
Consolidated financial statements and
internal controls audits, subsidiary
and statutory audits	$9,290		$2,055		$2,000
Regulatory filings and related services	480		186		59
Total audit fees	9,770	82%	2,241	78%	2,059	91%
Audit-related fees:
Employee benefit plan audits	470		126		187
Other audit-related services,
accounting consultation	445		34		―
Total audit-related fees	915	8	160	6	187	8
Tax fees:
Tax planning and compliance	1,006		449		―
Other tax services	―		―		―
Total tax fees	1,006	8	449	16	―	―
All other fees	196	2	13	―	13	1
Total fees	$11,887	100%	$2,863	100%	$2,259	100%

The Audit Committee of Sempra Energy’s Board of Directors is directly responsible and has sole authority for selecting, appointing, retaining and overseeing the work and approving the compensation of the independent registered public accounting firm for Sempra Energy and its subsidiaries, including SDG&E and SoCalGas. As a matter of good corporate governance, the SDG&E and SoCalGas Boards of Directors also reviewed the performance of Deloitte & Touche LLP and concurred with the determination by the Sempra Energy Audit Committee to retain them as the independent registered public accounting firm for each of Sempra Energy, SDG&E and SoCalGas. Sempra Energy’s board has determined that each member of its Audit Committee is an independent director and is financially literate, and that Mr. Brocksmith, the chair of the committee, and Mr. Taylor are each an audit committee financial expert as defined by the rules of the Securities and Exchange Commission.

Except where pre-approval is not required by the Securities and Exchange Commission rules, Sempra Energy’s Audit Committee pre-approves all audit and permissible non-audit services provided by Deloitte & Touche LLP for Sempra Energy and its subsidiaries. The committee’s pre-approval policies and procedures provide for the general pre-approval of specific types of services and give detailed guidance to management as to the services that are eligible for general pre-approval. They require specific pre-approval of all other permitted services. For both types of pre-approval, the committee considers whether the services to be provided are consistent with maintaining the firm’s independence. The policies and procedures also delegate authority to the chair of the committee to address any requests for pre-approval of services between committee meetings, with any pre-approval decisions to be reported to the committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

	Page in Annual Report(1)

	Sempra Energy	San Diego Gas & Electric Company	Southern California Gas Company

Management’s Report On Internal Control Over Financial Reporting	84	84	84

Reports of Independent Registered Public Accounting Firm	86	88	90

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	92	100	107

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	93	101	108

Consolidated Balance Sheets at December 31, 2013 and 2012	94	102	109

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	96	104	111

Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011	98	106	N/A

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011	N/A	N/A	112

Notes to Consolidated Financial Statements	113	113	113
(1) Incorporated by reference from the indicated pages of the 2013 Annual Report to Shareholders, filed as Exhibit 13.1.

2. FINANCIAL STATEMENT SCHEDULES

Sempra Energy

Schedule I--Sempra Energy Condensed Financial Information of Parent may be found on page 46 of this report.

Any other schedule for which provision is made in Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and Notes thereto in the Annual Report.

3. EXHIBITS

See Exhibit Index on page 54 of this report.

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

SEMPRA ENERGY

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement No. 333-176855 on Form S-3 and 333-188526, 333-182225, 333-56161, 333-50806, 333-49732, 333-121073, 333-128441, 333-151184, 333-155191, 333-129774 and 333-157567 on Form S-8 of our reports dated February 27, 2014, relating to the consolidated financial statements of Sempra Energy and subsidiaries (the “Company”), and  the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2013.

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

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 27, 2014

SAN DIEGO GAS & ELECTRIC COMPANY

To the Board of Directors and Shareholder of San Diego Gas & Electric Company:

We consent to the incorporation by reference in Registration Statement No. 333-181639 on Form S-3 of our reports dated February 27, 2014, relating to the consolidated financial statements of San Diego Gas & Electric Company (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of San Diego Gas & Electric Company for the year ended December 31, 2013.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 27, 2014

SOUTHERN CALIFORNIA GAS COMPANY

To the Board of Directors and Shareholders of Southern California Gas Company:

We consent to the incorporation by reference in Registration Statement No. 333-182557 on Form S-3 of our reports dated February 27, 2014, relating to the consolidated financial statements of Southern California Gas Company and subsidiaries (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2013.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 27, 2014

SCHEDULE I – SEMPRA ENERGY CONDENSED FINANCIAL INFORMATION OF PARENT

SEMPRA ENERGY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Years ended December 31,
	2013	2012	2011

Interest income	$42	$83	$109
Interest expense	(239)	(247)	(242)
Operation and maintenance	(63)	(68)	(64)
Other income, net	41	66	42
Income tax benefits	117	145	82
Loss before equity in earnings of subsidiaries	(102)	(21)	(73)
Equity in earnings of subsidiaries, net of income taxes	1,103	880	1,404
Net income/earnings	$1,001	$859	$1,331

Basic earnings per common share	$4.10	$3.56	$5.55
Weighted-average number of shares outstanding (thousands)	243,863	241,347	239,720

Diluted earnings per common share	$4.01	$3.48	$5.51
Weighted-average number of shares outstanding (thousands)	249,332	246,693	241,523
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Years ended December 31, 2013, 2012 and 2011
	Pretax	Income Tax	Net-of-tax
	Amount	(Expense) Benefit	Amount
2013:
Net income	$884	$117	$1,001
Other comprehensive income:
Foreign currency translation adjustments	111	―	111
Pension and other postretirement benefits	47	(19)	28
Financial instruments	13	(4)	9
Total other comprehensive income	171	(23)	148
Comprehensive income	$1,055	$94	$1,149
2012:
Net income	$714	$145	$859
Other comprehensive income (loss):
Foreign currency translation adjustments	119	―	119
Pension and other postretirement benefits	(4)	2	(2)
Financial instruments	(6)	2	(4)
Total other comprehensive income	109	4	113
Comprehensive income	$823	$149	$972
2011:
Net income	$1,249	$82	$1,331
Other comprehensive loss:
Foreign currency translation adjustments	(79)	3	(76)
Reclassification to net income of foreign
currency translation adjustment related
to remeasurement of equity method
investments	(54)	―	(54)
Available-for-sale securities	(2)	1	(1)
Pension and other postretirement benefits	(20)	8	(12)
Financial instruments	(26)	10	(16)
Total other comprehensive loss	(181)	22	(159)
Comprehensive income	$1,068	$104	$1,172
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2013	2012
Assets:
Cash and cash equivalents	$6	$18
Due from affiliates	132	125
Deferred income taxes	170	109
Other current assets	16	16
Total current assets	324	268

Investments in subsidiaries	13,866	12,545
Due from affiliates	802	1,759
Deferred income taxes	1,466	1,541
Other assets	555	576
Total assets	$17,013	$16,689

Liabilities and shareholders’ equity:
Current portion of long-term debt	$800	$652
Due to affiliates	273	539
Income taxes payable	64	26
Other current liabilities	276	260
Total current liabilities	1,413	1,477

Long-term debt	4,117	4,409
Other long-term liabilities	475	521
Shareholders’ equity	11,008	10,282
Total liabilities and shareholders’ equity	$17,013	$16,689
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2013	2012	2011

Net cash used in operating activities	$(131)	$(809)	$(287)

Dividends received from subsidiary	50	250	50
Expenditures for property, plant and equipment	(1)	(1)	(2)
Purchase of trust assets	(5)	(6)	(7)
Proceeds from sales by trust	10	10	12
Capital contribution to subsidiaries	(6)	―	(200)
Decrease (increase) in loans to affiliates, net	962	(33)	82
Cash provided by (used in) investing activities	1,010	220	(65)

Common stock dividends paid	(606)	(550)	(440)
Issuances of common stock	62	78	28
Repurchases of common stock	(45)	(16)	(18)
Issuances of long-term debt	498	1,100	799
Payments on long-term debt	(650)	(8)	(24)
Decrease in loans from affiliates, net	(147)	―	(136)
Other	(3)	(8)	(3)
Cash (used in) provided by financing activities	(891)	596	206

(Decrease) increase in cash and cash equivalents	(12)	7	(146)
Cash and cash equivalents, January 1	18	11	157
Cash and cash equivalents, December 31	$6	$18	$11
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Sempra Energy accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.

Other Income, Net, on the Condensed Statements of Operations includes $39 million, $41 million and $22 million of gains on dedicated assets in support of our executive retirement and deferred compensation plans in 2013, 2012 and 2011, respectively.

Because of its nature as a holding company, Sempra Energy classifies dividends received from subsidiaries as an investing cash flow.

Note 2. Long-Term Debt

	December 31,	December 31,
(Dollars in millions)	2013	2012

6% Notes February 1, 2013	$ ―	$400
8.9% Notes November 15, 2013, including $200 at variable rates after
fixed-to-floating rate swaps effective January 2011	―	250
2% Notes March 15, 2014	500	500
Notes at variable rates (1.01% at December 31, 2013) March 15, 2014	300	300
6.5% Notes June 1, 2016, including $300 at variable rates after
fixed-to-floating rate swaps effective January 2011 (4.46% at December 31, 2013)	750	750
2.3% Notes April 1, 2017	600	600
6.15% Notes June 15, 2018	500	500
9.8% Notes February 15, 2019	500	500
2.875% Notes October 1, 2022	500	500
4.05% Notes December 1, 2023	500	―
6% Notes October 15, 2039	750	750
Market value adjustments for interest rate swaps, net
(expire November 2013 and June 2016)	12	19
Build-to-suit lease	14	―
	4,926	5,069
Current portion of long-term debt	(800)	(652)
Unamortized discount on long-term debt	(9)	(8)
Total long-term debt	$4,117	$4,409

Maturities of long-term debt are $800 million in 2014, $750 million in 2016, $600 million in 2017, $500 million in 2018 and $2.3 billion thereafter.

Additional information on Sempra Energy’s long-term debt is provided in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

Note 3. Commitments and Contingencies

For contingencies and guarantees related to Sempra Energy, refer to Notes 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed Chairman and Chief Executive Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chief Executive Officer	/s/ Debra L. Reed	February 27, 2014

Principal Financial Officer: Joseph A. Householder Executive Vice President and Chief Financial Officer	/s/ Joseph A. Householder	February 27, 2014

Principal Accounting Officer: Trevor I. Mihalik Senior Vice President, Controller and Chief Accounting Officer	/s/ Trevor I. Mihalik	February 27, 2014

Directors:
Debra L. Reed, Chairman	/s/ Debra L. Reed	February 27, 2014

Alan L. Boeckmann, Director	/s/ Alan L. Boeckmann	February 27, 2014

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 27, 2014

Kathleen L. Brown, Director	/s/ Kathleen L. Brown	February 27, 2014

Pablo A. Ferrero, Director	/s/ Pablo A. Ferrero	February 27, 2014

William D. Jones, Director	/s/ William D. Jones	February 27, 2014

William G. Ouchi, Ph.D., Director	/s/ William G. Ouchi	February 27, 2014

William C. Rusnack, Director	/s/ William C. Rusnack	February 27, 2014

William P. Rutledge, Director	/s/ William P. Rutledge	February 27, 2014

Lynn Schenk, Director	/s/ Lynn Schenk	February 27, 2014

Jack T. Taylor, Director	/s/ Jack T. Taylor	February 27, 2014

Luis M. Téllez, Ph.D., Director	/s/ Luis M. Téllez	February 27, 2014

James C. Yardley, Director	/s/ James C. Yardley	February 27, 2014

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

By: /s/ Jeffrey W. Martin
Jeffrey W. Martin Chief Executive Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Jeffrey W. Martin Chief Executive Officer	/s/ Jeffrey W. Martin	February 27, 2014

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 27, 2014

Directors:
Jessie J. Knight, Jr., Chairman	/s/ Jessie J. Knight, Jr.	February 27, 2014

Steven D. Davis, Director	/s/ Steven D. Davis	February 27, 2014

Joseph A. Householder, Director	/s/ Joseph A. Householder	February 27, 2014

Jeffrey W. Martin, Director	/s/ Jeffrey W. Martin	February 27, 2014

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

By: /s/ Anne S. Smith
Anne S. Smith Chairman and Chief Executive Officer

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Anne S. Smith Chief Executive Officer	/s/ Anne S. Smith	February 27, 2014

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 27, 2014

Directors:
Anne S. Smith, Chairman	/s/ Anne S. Smith	February 27, 2014

Dennis V. Arriola, Director	/s/ Dennis V. Arriola	February 27, 2014

Joseph A. Householder, Director	/s/ Joseph A. Householder	February 27, 2014

Martha B. Wyrsch, Director	/s/ Martha B. Wyrsch	February 27, 2014

EXHIBIT INDEX

The exhibits filed under the Registration Statements, Proxy Statements and Forms 8-K, 10-K and 10-Q that are incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Lighting Corporation), Commission File Number 1-03779 (San Diego Gas & Electric Company) and/or Commission File Number 1-01402 (Southern California Gas Company).

The following exhibits relate to each registrant as indicated.
EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION
Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008 (Appendix B to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

3.2	Amended and Restated Bylaws of Sempra Energy effective September 13, 2012 (Sempra Energy Form 8-K filed on September 18, 2012, Exhibit 3(ii)).
San Diego Gas & Electric Company
3.3	Amended and Restated Bylaws of San Diego Gas & Electric effective June 15, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3).

3.4	Restated Articles of Incorporation of San Diego Gas & Electric Company as amended effective November 13, 2006 (2006 SDG&E Form 10-K, Exhibit 3.02).
Southern California Gas Company
3.5	Amended and Restated Bylaws of Southern California Gas Company effective June 14, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3.1).

3.6	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996 (1996 SoCalGas Form 10-K, Exhibit 3.01).
EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
The companies agree to furnish a copy of each such instrument to the Commission upon request.
Sempra Energy
4.1	Description of rights of Sempra Energy Common Stock (Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008, Exhibit 3.1 above).

4.2
Indenture dated as of February 23, 2000, between Sempra Energy and U.S. Bank Trust National Association, as Trustee (Sempra Energy Registration Statement on Form S-3 (No. 333-153425), filed on September 11, 2008, Exhibit 4.1).

Southern California Gas Company
4.3	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation, Exhibit 3.6 above).
Sempra Energy / San Diego Gas & Electric Company
4.4	Mortgage and Deed of Trust dated July 1, 1940 (SDG&E Registration Statement No. 2-4769, Exhibit B-3).

4.5	Second Supplemental Indenture dated as of March 1, 1948 (SDG&E Registration Statement No. 2-7418, Exhibit B-5B).

4.6	Ninth Supplemental Indenture dated as of August 1, 1968 (SDG&E Registration Statement No. 333-52150, Exhibit 4.5).

4.7	Tenth Supplemental Indenture dated as of December 1, 1968 (SDG&E Registration Statement No. 2-36042, Exhibit 2-K).

4.8	Sixteenth Supplemental Indenture dated August 28, 1975 (SDG&E Registration Statement No. 33-34017, Exhibit 4.2).
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

4.15	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981 (Registration Statement No. 333-70654, Exhibit 4.24).
EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.1	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.1).

10.2	Form of Nevada Antitrust Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.2).
Sempra Energy
10.3	Indemnity Agreement, dated as of April 1, 2008, between Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.2).

10.4
First Amendment to Indemnity Agreement, dated as of March 30, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc (Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.3).

10.5
Second Amendment to Indemnity Agreement, dated as of June 30, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc (Sempra Energy June 30, 2009 Form 10-Q, Exhibit 10.1).

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

10.9
Purchase and Sale Agreement, dated as of February 16, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.1).

10.10
First Amendment to Purchase and Sale Agreement, dated as of June 30, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc (Sempra Energy June 30, 2010 Form 10-Q, Exhibit 10.1).

10.11	Letter Agreement, dated as of February 16, 2010, entered into by and between Sempra Energy and The Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.2).

10.12
Limited Liability Partnership Agreement, dated as of April 1, 2008, between Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings, VII B.V., RBS Sempra Commodities LLP and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.1).

10.13
First Amendment to Limited Liability Partnership Agreement, dated as of April 6, 2009 and effective as of November 14, 2008, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP (Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.4).

10.14
Second Amendment to Limited Liability Partnership Agreement, dated December 23, 2009, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP (2009 Sempra Energy Form 10-K, Exhibit 10.11).

10.15
Master Formation and Equity Interest Purchase Agreement, dated as of July 9, 2007, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on July 9, 2007, Exhibit 10.2).

10.16
First amendment to the Master Formation and Equity Interest Purchase Agreement, dated as of April 1, 2008, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.3).

Sempra Energy / San Diego Gas & Electric Company
10.17
Amended and Restated Operating Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011 (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.4).

10.18
Amended and Restated Servicing Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011 (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.5).

Compensation
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.19	Form of Sempra Energy Shared Services Executive Incentive Compensation Plan.

10.20	Form of Sempra Energy 2013 Long-Term Incentive Plan 2013 Performance-Based Restricted Stock Unit Award (Sempra Energy September 30, 2013 Form 10-Q, Exhibit 10.1).

10.21	Sempra Energy 2013 Long-Term Incentive Plan (March 21, 2013 Sempra Energy Proxy Statement, Appendix D).

10.22	Third Amendment to the Sempra Energy Employee and Director Retirement Savings Plan (2012 Sempra Energy Form 10-K, Exhibit 10.21).

10.23	Sempra Energy Amended and Restated Executive Life Insurance Plan (2012 Sempra Energy Form 10-K, Exhibit 10.22).

10.24	Severance Pay Agreement between Sempra Energy and Dennis Arriola (September 30, 2012 Sempra Energy Form 10-Q, Exhibit 10.1).

10.25	Second Amendment to the Sempra Energy Employee and Director Retirement Savings Plan (June 30, 2012 Sempra Energy Form 10-Q, Exhibit 10.1).

10.26	General Release Agreement between Sempra Energy and Michael W. Allman (June 30, 2012 Sempra Energy Form 10-Q, Exhibit 10.2).

10.27	Severance Pay Agreement between Sempra Energy and Trevor Mihalik (June 30, 2012 Sempra Energy Form 10-Q, Exhibit 10.3).

10.28	Severance Pay Agreement between Sempra Energy and Anne S. Smith (June 30, 2012 Sempra Energy Form 10-Q, Exhibit 10.4).

10.29	Form of Sempra Energy 2008 Long Term Incentive Plan 2012 Performance-Based Restricted Stock Unit Award (March 31, 2012 Sempra Energy Form 10-Q, Exhibit 10.1).

10.30	First Amendment to the Sempra Energy Employee and Director Savings Plan (2011 Sempra Energy Form 10-K, Exhibit 10.22).

10.31	Severance Pay Agreement between Sempra Energy and M. Javade Chaudhri (2011 Sempra Energy Form 10-K, Exhibit 10.23).

10.32	Severance Pay Agreement between Sempra Energy and Jessie J. Knight, Jr. (2011 Sempra Energy Form 10-K, Exhibit 10.24).

10.33	Severance Pay Agreement between Sempra Energy and Michael W. Allman (2011 Sempra Energy Form 10-K, Exhibit 10.25).

10.34	Severance Pay Agreement between Sempra Energy and G. Joyce Rowland (2011 Sempra Energy Form 10-K, Exhibit 10.26).

10.35	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Debra L. Reed (Sempra Energy Form 8-K filed on July 1, 2011, Exhibit 10.1).

10.36	Amendment to Severance Pay Agreement between Sempra Energy and Mark A. Snell (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.1).

10.37	Severance Pay Agreement between Sempra Energy and Joseph A. Householder (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.2).

10.38	Amendment to the Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan (2010 Sempra Energy Form 10-K, Exhibit 10.20).

10.39	Form of Sempra Energy 2008 Long Term Incentive Plan, 2011 Performance-Based Restricted Stock Unit Award. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.2).

10.40	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Performance-Based Restricted Stock Unit Award (Sempra Energy March 31, 2010 Form 10-Q, Exhibit 10.1).

10.41	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Nonqualified Stock Option Agreement (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.2).

10.42	Sempra Energy 2008 Long Term Incentive Plan (Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.43	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

10.44	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.45	Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan (2008 Sempra Energy Form 10-K, Exhibit 10.16).

10.46	Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan (2008 Sempra Energy Form 10-K, Exhibit 10.18).

10.47	Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan (2008 Sempra Energy Form 10-K, Exhibit 10.19).

10.48	Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.49	2003 Sempra Energy Executive Incentive Plan B (2003 Sempra Energy Form 10-K, Exhibit 10.10).

10.50	Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.51	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Sempra Energy Form 10-Q, Exhibit 10.3).

10.52	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective January 1, 2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

10.53	Amendment to the Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (2008 Sempra Energy Form 10-K, Exhibit 10.25).

10.54	Sempra Energy Amended and Restated Executive Medical Plan (2008 Sempra Energy Form 10-K, Exhibit 10.26).

10.55	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option Agreement (2007 Sempra Energy Form 10-K, Exhibit 10.10).

10.56	Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.2).

Sempra Energy
10.57	Severance Pay Agreement between Sempra Energy and Martha B. Wyrsch, dated September 3, 2013.

10.58	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Restricted Stock Unit Award for Sempra Energy’s Board of Directors (Sempra Energy June 30, 2010 Form 10-Q, Exhibit 10.2).

10.59
Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other Eligible Individuals (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-155191 dated November 7, 2008, Exhibit 10.1).

10.60	Form of Sempra Energy 2008 Non-Employee Directors’ Stock Plan, Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.5).

10.61	Sempra Energy Amended and Restated Sempra Energy Retirement Plan for Directors (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.7).

10.62	Form of Sempra Energy 1998 Non-Employee Directors' Stock Plan Non-Qualified Stock Option Agreement (2006 Sempra Energy Form 10-K, Exhibit 10.09).

10.63	Sempra Energy 1998 Non-Employee Directors’ Stock Plan (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).
Sempra Energy / San Diego Gas & Electric Company
10.64	Form of Sempra Energy and San Diego Gas & Electric Company Executive Incentive Compensation Plan.

10.65	Severance Pay Agreement between Sempra Energy and Jeffrey W. Martin, dated April 3, 2010.

10.66	Severance Pay Agreement between Sempra Energy and Robert M. Schlax, dated January 17, 2014.

10.67	Severance Pay Agreement between Sempra Energy and Michael R. Niggli, dated February 18, 2013 (Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.1).

10.68	Severance Pay Agreement between Sempra Energy and James P. Avery, dated February 18, 2013 (Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.2).

10.69	Severance Pay Agreement between Sempra Energy and Lee Schavrien, dated February 18, 2013 (Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.3).

10.70	Severance Pay Agreement between Sempra Energy and Woodrow D. Smith, dated February 18, 2013 (Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.4).
Sempra Energy / Southern California Gas Company
10.71	Form of Sempra Energy and Southern California Gas Company Executive Incentive Compensation Plan.

10.72	Severance Pay Agreement between Sempra Energy and J. Bret Lane, dated August 4, 2012.

10.73	Severance Pay Agreement between Sempra Energy and Erbin Keith, dated February 18, 2013 (Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.5).

Nuclear
Sempra Energy / San Diego Gas & Electric Company
10.74	Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.75	Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.74 above)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.76
Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.74 above)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.77
Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.74 above)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.78
Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.74 above)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.79
Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.74 above)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.80
Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.74 above)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.81
Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.74 above)(2003 Sempra Energy Form 10-K, Exhibit 10.42).

10.82
Eighth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated October 12, 2011 (see Exhibit 10.74 above)(2011 SDG&E Form 10-K, Exhibit 10.70).

10.83
Ninth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated January 9, 2014 (see Exhibit 10.74 above).

10.84	Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.85
First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.84 above)(1996 SDG&E Form 10-K, Exhibit 10.62).

10.86
Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.84 above)(1996 SDG&E Form 10-K, Exhibit 10.63).

10.87
Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.84 above)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.88
Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.84 above)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.89
Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.84 above)(2003 Sempra Energy Form 10-K, Exhibit 10.48).

10.90
Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated October 12, 2011 (see Exhibit 10.84 above)(2011 SDG&E Form 10-K, Exhibit 10.77).

10.91
Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated January 9, 2014 (see Exhibit 10.84 above).

10.92
Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E Form 10-K, Exhibit 10.6).

10.93
U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

10.94	San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated March 23, 2000 (2009 Sempra Energy Form 10-K, Exhibit 10.62).

10.95
First Amendment to the San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated January 22, 2010 (2009 Sempra Energy Form 10-K, Exhibit 10.63).

EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.
Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

EXHIBIT 13 -- ANNUAL REPORT TO SECURITY HOLDERS
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
13.1
Sempra Energy 2013 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this Annual Report).

EXHIBIT 14 -- CODE OF ETHICS
San Diego Gas & Electric Company / Southern California Gas Company
14.1
Sempra Energy Code of Business Conduct and Ethics for Board of Directors and Senior Officers (also applies to directors and officers of San Diego Gas & Electric Company and Southern California Gas Company) (2006 SDG&E and SoCalGas Forms 10-K, Exhibit 14.01).

EXHIBIT 21 -- SUBSIDIARIES
Sempra Energy
21.1	Sempra Energy Schedule of Certain Subsidiaries at December 31, 2013.
EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL
23.1	Consents of Independent Registered Public Accounting Firm and Report on Schedule, pages 43 through 45.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY

AB	Assembly Bill	kV	Kilovolt
Annual Report	2013 Annual Report to Shareholders	kW	Kilowatt
Bcf	Billion cubic feet (of natural gas)	LNG	Liquefied natural gas
BMV	La Bolsa Mexicana de Valores, S.A.B. de C.V. (the Mexican Stock Exchange)	Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company	Mobile Gas	Mobile Gas Service Corporation
CARB	California Air Resources Board	Mtpa	Million tonnes per annum
CCC	California Coastal Commission	MW	Megawatt
CDEC	Centros de Despacho Económico de Carga (Centers for Economic Load Dispatch) (Chile)	MWh	Megawatt hours
CDEC-SIC	Sistema Interconectado Central (Central Interconnected System) (Chile)	NRC	Nuclear Regulatory Commission
CDEC-SING	Sistema Interconectado del Norte Grande (Northern Interconnected System) (Chile)	NYK	Nippon Yusen Kabushiki Kaisha
CEC	California Energy Commission	OII	Order Instituting Investigation
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries	OSINERGMIN	Organismo Supervisor de la Inversión en Energía y Minería (Energy and Mining Investment Supervisory Body) (Peru)
CNBV	Comisión Nacional Bancaria y de Valores (Mexican National Banking and Securities Commission)	PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
CNE	Comisión Nacional de Energía (National Energy Commission) (Chile)	PG&E	Pacific Gas and Electric Company
COES	Comité de Operación Económica del Sistema Interconectado Nacional (Committee of Economic Operation of the National Interconnected System) (Peru)	QF	Qualifying Facility
CPUC	California Public Utilities Commission	RBS Sempra Commodities	RBS Sempra Commodities LLP
CRE	Comisión Reguladora de Energía (Energy Regulatory Commission) (Mexico)	REX	Rockies Express Pipeline
DOE	U.S. Department of Energy	RNV	Registro Nacional de Valores (Mexican National Securities Registry)
DOT	U.S. Department of Transportation	Rockies Express	Rockies Express Pipeline LLC
Edison	Southern California Edison Company	RPS	Renewables Portfolio Standard
EPA	Environmental Protection Agency	SDG&E	San Diego Gas & Electric Company
ERR	Eligible Renewable Energy Resource	SEC	Securities and Exchange Commission
ERRA	Energy Resource Recovery Account	SEIN	Sistema Eléctrico Interconectado Nacional (Peruvian National Interconnected System) (Peru)
FERC	Federal Energy Regulatory Commission	SoCalGas	Southern California Gas Company
FTA	Free Trade Agreement	SONGS	San Onofre Nuclear Generating Station
GHG	Greenhouse Gas	The Board	Sempra Energy's Board of Directors
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.	Willmut Gas	Willmut Gas Company
IOUs	Investor-owned utilities