Form 10-Q
period 2014-06-30
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2014-08-07
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		June 30, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on August 4, 2014:

Sempra Energy	245,893,714 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	78
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	117
Item 4.	Controls and Procedures	118

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	119
Item 1A.	Risk Factors	119
Item 6.	Exhibits	119

Signatures		121

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

▪
actions and the timing of actions, including issuances of permits to construct and licenses for operation, by the California Public Utilities Commission, California State Legislature, U.S. Department of Energy, Federal Energy Regulatory Commission, Nuclear Regulatory Commission, Atomic Safety and Licensing Board, California Energy Commission, U.S. Environmental Protection Agency, California Air Resources Board, and other regulatory, governmental and environmental bodies in the United States and other countries in which we operate;

▪	capital markets conditions, including the availability of credit and the liquidity of our investments;

▪
the timing and success of business development efforts and construction, maintenance and capital projects, including risks in obtaining permits, licenses, certificates and other authorizations on a timely basis and risks in obtaining adequate and competitive financing for such projects;

▪	delays in the timing of costs incurred and the timing of the regulatory agency authorization to recover such costs in rates from customers;

▪	inflation, interest and exchange rates;

▪	the impact of benchmark interest rates, generally Moody’s A-rated utility bond yields, on our California Utilities’ cost of capital;

▪	energy markets, including the timing and extent of changes and volatility in commodity prices;

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

▪	the inability or determination not to enter into long-term supply and sales agreements or long-term firm capacity agreements due to insufficient market interest, unattractive pricing or other factors;

▪	the resolution of litigation; and

▪	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)
REVENUES
Utilities	$2,370	$2,332	$4,855	$4,666
Energy-related businesses	308	319	618	635
Total revenues	2,678	2,651	5,473	5,301
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(395)	(365)	(1,015)	(921)
Cost of electric fuel and purchased power	(571)	(477)	(1,081)	(924)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(126)	(94)	(264)	(205)
Other cost of sales	(42)	(49)	(80)	(97)
Operation and maintenance	(729)	(740)	(1,405)	(1,464)
Depreciation and amortization	(288)	(247)	(574)	(542)
Franchise fees and other taxes	(92)	(81)	(197)	(187)
Plant closure (loss) adjustment	―	(200)	13	(200)
Gain on sale of equity interest and assets	2	―	29	74
Equity earnings, before income tax	23	8	40	18
Other income, net	49	26	89	63
Interest income	5	4	9	10
Interest expense	(138)	(138)	(274)	(276)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	376	298	763	650
Income tax expense	(93)	(32)	(220)	(210)
Equity earnings, net of income tax	9	1	15	5
Net income	292	267	558	445
Earnings attributable to noncontrolling interests	(22)	(21)	(41)	(19)
Preferred dividends of subsidiaries	(1)	(1)	(1)	(3)
Earnings	$269	$245	$516	$423

Basic earnings per common share	$1.10	$1.00	$2.10	$1.74
Weighted-average number of shares outstanding, basic (thousands)	245,688	243,603	245,484	243,449

Diluted earnings per common share	$1.08	$0.98	$2.07	$1.70
Weighted-average number of shares outstanding, diluted (thousands)	250,061	248,515	249,816	248,279
Dividends declared per share of common stock	$0.66	$0.63	$1.32	$1.26
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30, 2014 and 2013
	(unaudited)
	Sempra Energy Shareholders' Equity
	Pretax	Income Tax	Net-of-Tax	Noncontrolling
	Amount	(Expense) Benefit	Amount	Interests (After-Tax)	Total
2014:
Net income	$363	$(93)	$270	$22	$292
Other comprehensive income (loss):
Foreign currency translation adjustments	2	―	2	1	3
Pension and other postretirement benefits	8	(3)	5	―	5
Financial instruments	(12)	5	(7)	(1)	(8)
Total other comprehensive income (loss)	(2)	2	―	―	―
Comprehensive income	361	(91)	270	22	292
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiary	$360	$(91)	$269	$22	$291
2013:
Net income	$278	$(32)	$246	$21	$267
Other comprehensive income (loss):
Foreign currency translation adjustments	134	―	134	(20)	114
Pension and other postretirement benefits	2	(1)	1	―	1
Financial instruments	33	(10)	23	15	38
Total other comprehensive income (loss)	169	(11)	158	(5)	153
Comprehensive income	447	(43)	404	16	420
Preferred dividends of subsidiaries	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiaries	$446	$(43)	$403	$16	$419
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (CONTINUED)
(Dollars in millions)
	Six months ended June 30, 2014 and 2013
	(unaudited)
	Sempra Energy Shareholders' Equity
	Pretax	Income Tax	Net-of-Tax	Noncontrolling
	Amount	(Expense) Benefit	Amount	Interests (After-Tax)	Total
2014:
Net income	$737	$(220)	$517	$41	$558
Other comprehensive income (loss):
Foreign currency translation adjustments	(41)	―	(41)	(1)	(42)
Pension and other postretirement benefits	13	(5)	8	―	8
Financial instruments	(20)	8	(12)	(1)	(13)
Total other comprehensive income (loss)	(48)	3	(45)	(2)	(47)
Comprehensive income	689	(217)	472	39	511
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiary	$688	$(217)	$471	$39	$510
2013:
Net income	$636	$(210)	$426	$19	$445
Other comprehensive income (loss):
Foreign currency translation adjustments	144	―	144	(24)	120
Pension and other postretirement benefits	7	(3)	4	―	4
Financial instruments	13	(4)	9	18	27
Total other comprehensive income (loss)	164	(7)	157	(6)	151
Comprehensive income	800	(217)	583	13	596
Preferred dividends of subsidiaries	(3)	―	(3)	―	(3)
Comprehensive income, after preferred
dividends of subsidiaries	$797	$(217)	$580	$13	$593
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2014	2013(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$789	$904
Restricted cash	20	24
Trade accounts receivable, net	1,051	1,308
Other accounts and notes receivable, net	188	214
Due from unconsolidated affiliates	4	4
Income taxes receivable	122	85
Deferred income taxes	390	301
Inventories	267	287
Regulatory balancing accounts – undercollected	780	556
Other regulatory assets	40	38
Fixed-price contracts and other derivatives	101	106
Asset held for sale, power plant	293	―
Other	150	170
Total current assets	4,195	3,997

Investments and other assets:
Restricted cash	29	25
Due from unconsolidated affiliate	38	14
Regulatory assets arising from pension and other postretirement
benefit obligations	449	435
Other regulatory assets	2,101	2,113
Nuclear decommissioning trusts	1,096	1,034
Investments	1,769	1,575
Goodwill	1,000	1,024
Other intangible assets	421	426
Sundry	1,197	1,141
Total investments and other assets	8,100	7,787

Property, plant and equipment:
Property, plant and equipment	35,226	34,407
Less accumulated depreciation and amortization	(9,214)	(8,947)
Property, plant and equipment, net ($424 and $438 at June 30, 2014 and December 31, 2013, respectively, related to VIE)	26,012	25,460
Total assets	$38,307	$37,244
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2014	2013(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,238	$545
Accounts payable – trade	1,032	1,088
Accounts payable – other	122	127
Dividends and interest payable	277	271
Accrued compensation and benefits	271	376
Regulatory balancing accounts – overcollected	―	91
Current portion of long-term debt	195	1,147
Fixed-price contracts and other derivatives	50	55
Customer deposits	149	154
Other	548	515
Total current liabilities	3,882	4,369
Long-term debt ($320 and $325 at June 30, 2014 and December 31, 2013, respectively, related to VIE)	12,323	11,253

Deferred credits and other liabilities:
Customer advances for construction	150	155
Pension and other postretirement benefit obligations, net of plan assets	675	667
Deferred income taxes	3,010	2,804
Deferred investment tax credits	40	42
Regulatory liabilities arising from removal obligations	2,746	2,623
Asset retirement obligations	2,018	2,084
Fixed-price contracts and other derivatives	223	228
Deferred credits and other	1,189	1,169
Total deferred credits and other liabilities	10,051	9,772

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 246 million and 244 million shares
outstanding at June 30, 2014 and December 31, 2013, respectively; no par value)	2,448	2,409
Retained earnings	9,019	8,827
Accumulated other comprehensive income (loss)	(273)	(228)
Total Sempra Energy shareholders’ equity	11,194	11,008
Preferred stock of subsidiary	20	20
Other noncontrolling interests	837	822
Total equity	12,051	11,850
Total liabilities and equity	$38,307	$37,244
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$558	$445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	574	542
Deferred income taxes and investment tax credits	105	251
Gain on sale of equity interest and assets	(29)	(74)
Plant closure (adjustment) loss	(13)	200
Equity earnings	(55)	(23)
Fixed-price contracts and other derivatives	(17)	(28)
Other	(6)	1
Net change in other working capital components	(125)	20
Changes in other assets	21	(237)
Changes in other liabilities	21	8
Net cash provided by operating activities	1,034	1,105

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,513)	(1,130)
Expenditures for investments	(160)	(5)
Proceeds from sale of equity interest and assets, net of cash sold	66	384
Proceeds from U.S. Treasury grants	―	74
Distributions from investments	6	95
Purchases of nuclear decommissioning and other trust assets	(356)	(330)
Proceeds from sales by nuclear decommissioning and other trusts	350	326
Decrease in restricted cash	87	143
Increase in restricted cash	(87)	(186)
Advances to unconsolidated affiliates	(24)	―
Other	10	2
Net cash used in investing activities	(1,621)	(627)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(301)	(299)
Preferred dividends paid by subsidiaries	(1)	(3)
Issuances of common stock	28	22
Repurchases of common stock	(37)	(45)
Issuances of debt (maturities greater than 90 days)	2,345	894
Payments on debt (maturities greater than 90 days)	(1,475)	(1,134)
Proceeds from sale of noncontrolling interests, net of $25 in offering costs	―	574
Decrease in short-term debt, net	(54)	(10)
Distributions to noncontrolling interests	(23)	(13)
Other	(10)	18
Net cash provided by financing activities	472	4

Effect of exchange rate changes on cash and cash equivalents	―	(3)

(Decrease) increase in cash and cash equivalents	(115)	479
Cash and cash equivalents, January 1	904	475
Cash and cash equivalents, June 30	$789	$954
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2014		2013
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized		$269	$269
Income tax payments, net of refunds		148	78

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Nuclear facility plant reclassified to regulatory asset, net of depreciation and amortization	$	―	$512
Accrued capital expenditures		287	214
Increase in capital lease obligations for investment in property, plant and equipment		60	―
Capital expenditures recoverable by U.S. Treasury grants receivable		―	3
Sequestration of U.S. Treasury grants receivable		―	(23)
Dividends declared but not paid		165	158
Financing of build-to-suit property		32	―
See Notes to Condensed Consolidated Financial Statements.
SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)
Operating revenues
Electric	$948	$943	$1,759	$1,715
Natural gas	115	121	291	288
Total operating revenues	1,063	1,064	2,050	2,003
Operating expenses
Cost of electric fuel and purchased power	329	252	595	461
Cost of natural gas	51	45	126	121
Operation and maintenance	256	289	508	586
Depreciation and amortization	131	107	261	241
Franchise fees and other taxes	54	46	110	101
Plant closure loss (adjustment)	―	200	(13)	200
Total operating expenses	821	939	1,587	1,710
Operating income	242	125	463	293
Other income, net	7	9	20	20
Interest income	―	―	―	1
Interest expense	(51)	(49)	(101)	(97)
Income before income taxes	198	85	382	217
Income tax expense	(69)	(12)	(152)	(63)
Net income	129	73	230	154
(Earnings) losses attributable to noncontrolling interest	(6)	(7)	(8)	4
Earnings	123	66	222	158
Preferred dividend requirements	―	(1)	―	(2)
Earnings attributable to common shares	$123	$65	$222	$156
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	SDG&E Shareholder's Equity
	Pretax	Income Tax	Net-of-Tax	Noncontrolling
	Amount	(Expense) Benefit	Amount	Interest (After-Tax)	Total
	Three months ended June 30, 2014 and 2013
	(unaudited)
2014:
Net income	$192	$(69)	$123	$6	$129
Other comprehensive income (loss):
Pension and other postretirement benefits	2	(1)	1	―	1
Financial instruments	―	―	―	(1)	(1)
Total other comprehensive income (loss)	2	(1)	1	(1)	―
Comprehensive income	$194	$(70)	$124	$5	$129
2013:
Net income	$78	$(12)	$66	$7	$73
Other comprehensive income:
Pension and other postretirement benefits	1	―	1	―	1
Financial instruments	―	―	―	12	12
Total other comprehensive income	1	―	1	12	13
Comprehensive income	$79	$(12)	$67	$19	$86

	Six months ended June 30, 2014 and 2013
	(unaudited)
2014:
Net income	$374	$(152)	$222	$8	$230
Other comprehensive income (loss):
Pension and other postretirement benefits	2	(1)	1	―	1
Financial instruments	―	―	―	(1)	(1)
Total other comprehensive income (loss)	2	(1)	1	(1)	―
Comprehensive income	$376	$(153)	$223	$7	$230
2013:
Net income (loss)	$221	$(63)	$158	$(4)	$154
Other comprehensive income:
Pension and other postretirement benefits	1	―	1	―	1
Financial instruments	―	―	―	15	15
Total other comprehensive income	1	―	1	15	16
Comprehensive income	$222	$(63)	$159	$11	$170
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2014	2013(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21	$27
Restricted cash	4	6
Accounts receivable – trade, net	300	266
Accounts receivable – other, net	16	28
Due from unconsolidated affiliates	1	1
Income taxes receivable	12	32
Deferred income taxes	―	103
Inventories	74	86
Regulatory balancing accounts, net	776	556
Other regulatory assets	34	29
Fixed-price contracts and other derivatives	53	61
Other	47	75
Total current assets	1,338	1,270

Other assets:
Restricted cash	29	25
Deferred taxes recoverable in rates	764	788
Regulatory assets arising from fixed-price contracts and other derivatives	52	63
Regulatory assets arising from pension and other postretirement
benefit obligations	105	106
Other regulatory assets	935	991
Nuclear decommissioning trusts	1,096	1,034
Sundry	278	254
Total other assets	3,259	3,261

Property, plant and equipment:
Property, plant and equipment	14,845	14,346
Less accumulated depreciation and amortization	(3,675)	(3,500)
Property, plant and equipment, net ($424 and $438 at June 30, 2014 and December 31, 2013, respectively, related to VIE)	11,170	10,846
Total assets	$15,767	$15,377
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2014	2013(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$127	$59
Accounts payable	374	420
Due to unconsolidated affiliates	29	39
Deferred income taxes	108	―
Dividends and interest payable	40	39
Accrued compensation and benefits	76	113
Current portion of long-term debt	115	29
Fixed-price contracts and other derivatives	38	38
Customer deposits	68	71
Other	299	271
Total current liabilities	1,274	1,079
Long-term debt ($320 and $325 at June 30, 2014 and December 31, 2013, respectively, related to VIE)	4,577	4,525

Deferred credits and other liabilities:
Customer advances for construction	39	34
Pension and other postretirement benefit obligations, net of plan assets	134	132
Deferred income taxes	1,902	2,021
Deferred investment tax credits	23	24
Regulatory liabilities arising from removal obligations	1,551	1,403
Asset retirement obligations	751	861
Fixed-price contracts and other derivatives	166	175
Deferred credits and other	414	404
Total deferred credits and other liabilities	4,980	5,054

Commitments and contingencies (Note 11)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,338
Retained earnings	3,521	3,299
Accumulated other comprehensive income (loss)	(8)	(9)
Total SDG&E shareholder's equity	4,851	4,628
Noncontrolling interest	85	91
Total equity	4,936	4,719
Total liabilities and equity	$15,767	$15,377
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2014		2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$230	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		261	241
Deferred income taxes and investment tax credits		132	34
Plant closure (adjustment) loss		(13)	200
Fixed-price contracts and other derivatives		(3)	(5)
Other		(24)	(9)
Net change in other working capital components		(231)	(115)
Changes in other assets		37	(177)
Changes in other liabilities		19	6
Net cash provided by operating activities		408	329

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment		(543)	(446)
Purchases of nuclear decommissioning trust assets		(354)	(327)
Proceeds from sales by nuclear decommissioning trusts		350	326
Decrease in restricted cash		62	40
Increase in restricted cash		(64)	(38)
Net cash used in investing activities		(549)	(445)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid		―	(2)
Issuances of long-term debt		100	―
Payments on long-term debt		(20)	(5)
Increase in short-term debt, net		68	53
Capital distribution made by Otay Mesa VIE		(13)	―
Other		―	(4)
Net cash provided by financing activities		135	42

Decrease in cash and cash equivalents		(6)	(74)
Cash and cash equivalents, January 1		27	87
Cash and cash equivalents, June 30		$21	$13

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized		$98	$94
Income tax payments, net of refunds		12	19

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Nuclear facility plant reclassified to regulatory asset, net of depreciation and amortization	$	―	$512
Accrued capital expenditures		103	68
Increase in capital lease obligations for investment in property, plant and equipment		60	―
Dividends declared but not paid		―	1
See Notes to Condensed Consolidated Financial Statements.
SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(unaudited)

Operating revenues	$917	$904	$2,002	$1,887
Operating expenses
Cost of natural gas	321	303	829	757
Operation and maintenance	337	316	642	622
Depreciation and amortization	107	80	212	180
Franchise fees and other taxes	30	26	68	66
Total operating expenses	795	725	1,751	1,625
Operating income	122	179	251	262
Other income, net	3	3	7	7
Interest expense	(16)	(18)	(33)	(35)
Income before income taxes	109	164	225	234
Income tax expense	(28)	(45)	(66)	(69)
Net income	81	119	159	165
Preferred dividend requirements	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$80	$118	$158	$164
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Pretax	Income Tax	Net-of-Tax
	Amount	(Expense) Benefit	Amount
	Three months ended June 30, 2014 and 2013
	(unaudited)
2014:
Net income/Comprehensive income	$109	$(28)	$81
2013:
Net income	$164	$(45)	$119
Other comprehensive income:
Financial instruments	1	―	1
Total other comprehensive income	1	―	1
Comprehensive income	$165	$(45)	$120

	Six months ended June 30, 2014 and 2013
	(unaudited)
2014:
Net income/Comprehensive income	$225	$(66)	$159
2013:
Net income	$234	$(69)	$165
Other comprehensive income:
Financial instruments	1	―	1
Total other comprehensive income	1	―	1
Comprehensive income	$235	$(69)	$166
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2014	2013(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16	$27
Accounts receivable – trade, net	374	595
Accounts receivable – other, net	72	97
Due from unconsolidated affiliates	13	21
Income taxes receivable	37	25
Inventories	63	69
Regulatory balancing accounts, net	4	―
Other regulatory assets	6	5
Other	37	34
Total current assets	622	873

Other assets:
Regulatory assets arising from pension obligations	343	326
Other regulatory assets	342	262
Other postretirement benefit plan assets, net of plan liabilities	94	95
Sundry	124	124
Total other assets	903	807

Property, plant and equipment:
Property, plant and equipment	12,266	11,831
Less accumulated depreciation and amortization	(4,497)	(4,364)
Property, plant and equipment, net	7,769	7,467
Total assets	$9,294	$9,147
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2014	2013(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$73	$42
Accounts payable – trade	297	346
Accounts payable – other	70	79
Due to unconsolidated affiliate	13	16
Deferred income taxes	119	45
Accrued compensation and benefits	111	141
Regulatory balancing accounts, net	―	91
Current portion of long-term debt	1	252
Customer deposits	74	75
Other	122	125
Total current liabilities	880	1,212
Long-term debt	1,408	1,159
Deferred credits and other liabilities:
Customer advances for construction	109	108
Pension obligation, net of plan assets	359	339
Regulatory liabilities arising from other postretirement benefit assets	94	95
Deferred income taxes	1,033	993
Deferred investment tax credits	17	18
Regulatory liabilities arising from removal obligations	1,178	1,205
Asset retirement obligations	1,230	1,182
Deferred credits and other	279	287
Total deferred credits and other liabilities	4,299	4,227

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,837	1,679
Accumulated other comprehensive income (loss)	(18)	(18)
Total shareholders' equity	2,707	2,549
Total liabilities and shareholders' equity	$9,294	$9,147
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$159	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212	180
Deferred income taxes and investment tax credits	59	43
Other	(2)	(3)
Net change in other working capital components	61	257
Changes in other assets	(27)	(73)
Changes in other liabilities	1	(6)
Net cash provided by operating activities	463	563

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(500)	(340)
Increase in loans to affiliates, net	―	(235)
Net cash used in investing activities	(500)	(575)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	―	(50)
Preferred dividends paid	(1)	(1)
Issuance of long-term debt	248	―
Repayment of long-term debt	(250)	―
Increase in short-term debt, net	31	―
Other	(2)	―
Net cash provided by (used in) financing activities	26	(51)

Decrease in cash and cash equivalents	(11)	(63)
Cash and cash equivalents, January 1	27	83
Cash and cash equivalents, June 30	$16	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$32	$32
Income tax payments, net of refunds	19	58

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$102	$81
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

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2014 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.

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

ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09): ASU 2014-09 provides accounting guidance for revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.

We will adopt ASU 2014-09 on January 1, 2017 as required, and we are currently evaluating the effect of adopting it on our financial condition, results of operations and cash flows.

NOTE 3. ACQUISITION AND DIVESTITURE ACTIVITY

SEMPRA MEXICO

In July 2014, Sempra Mexico completed the sale of a 50-percent interest in the 155-megawatt (MW) first phase of its Energía Sierra Juárez wind project to a wholly owned subsidiary of InterGen N.V. for cash proceeds of $44 million. At June 30, 2014, Sempra Energy’s Condensed Consolidated Balance Sheet included $137 million net property, plant and equipment and $82 million long-term debt (discussed in Note 6) related to the first phase of the project.

SEMPRA RENEWABLES

In March 2014, Sempra Renewables formed a joint venture with Consolidated Edison Development (ConEdison Development), a non-related party, by selling a 50-percent interest in its 250-MW Copper Mountain Solar 3 solar power facility for $66 million in cash, net of $2 million cash sold. Sempra Renewables recognized a pretax gain on the sale of $27 million ($16 million after-tax), included in Gain on Sale of Equity Interest and Assets on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2014. Our remaining 50-percent interest in Copper Mountain Solar 3 is now accounted for under the equity method.

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

In May 2014, Sempra Renewables invested $109 million, subject to a commitment for a purchase price adjustment to be based on financial position at closing, to become a 50-percent partner with ConEdison Development in four solar projects in California. We discuss our investment in the California solar partnership further in Note 4.

SEMPRA NATURAL GAS

Mesquite Power Sale

In February 2013, Sempra Natural Gas sold one 625-MW block of its 1,250-MW Mesquite Power natural gas-fired power plant in Arizona, including a portion related to common plant, for approximately $371 million in cash to the Salt River Project Agricultural Improvement and Power District (SRP). We recognized a pretax gain on the sale of $74 million ($44 million after-tax), included in Gain on Sale of Equity Interest and Assets on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2013.

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

At June 30, 2014, the carrying amount of the major classes of assets and related liability held for sale associated with the plant includes the following:

(Dollars in millions)
Property, plant and equipment, net	$290
Inventories	3
Total assets held for sale	293
Liability held for sale - asset retirement obligation(1)	(6)
Total	$287
(1)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheet.

The estimated fair value, including estimated costs to sell, exceeds the carrying amount at June 30, 2014.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning our equity method investments in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA SOUTH AMERICAN UTILITIES

Sempra South American Utilities previously owned 43 percent of two Argentine natural gas utility holding companies, Sodigas Pampeana and Sodigas Sur. In the first quarter of 2013, we recorded a noncash impairment charge of $10 million ($7 million after-tax) to reduce the carrying value of our investments to estimated fair value at that time. The net charge is reported in Equity Earnings, Net of Income Tax on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2013. In June 2013, we completed the sale of our Argentine investments for $13 million in cash. Our results for the three months and six months ended June 30, 2013 include an additional $7 million loss ($4 million after-tax) on the sale, which is also included in Equity Earnings, Net of Income Tax.

SEMPRA RENEWABLES

In May 2014, Sempra Renewables invested $109 million, subject to a purchase price adjustment, to become a 50-percent partner with ConEdison Development in four solar projects in California. The joint venture includes ConEdison Development’s CED California Holdings, LLC portfolio, which consists of the 50-MW Alpaugh 50, the 20-MW Alpaugh North and the 20-MW White River 1 facilities in Tulare County, and the 20-MW Corcoran 1 facility in Kings County (collectively, the California solar partnership). The renewable power from all of the projects has been sold under long-term contracts. Sempra Renewables and ConEdison Development each own a 50-percent interest in the four fully operating solar facilities.

In the second quarter of 2014, subsequent to the deconsolidation of Copper Mountain Solar 3, Sempra Renewables invested $45 million in the joint venture.

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

We received a distribution from the partnership of $50 million in May 2013. The investment balance of $73 million at June 30, 2014 reflects remaining distributions expected to be received from the partnership in accordance with provisions of a 2011 agreement between us and RBS that addresses the wind-down of the partnership and the distribution of the partnership’s remaining assets. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 11 under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership.

We recorded no equity earnings or losses related to the partnership for any of the three-month or six-month periods ended June 30, 2014 and 2013.

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

INVENTORIES

The components of inventories by segment are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural Gas		Liquefied Natural Gas				Materials and Supplies		Total
	June 30, 2014	December 31, 2013	June 30, 2014		December 31, 2013		June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
SDG&E	$4	$3	$	―	$	―	$70	$83	$74	$86
SoCalGas	35	42		―		―	28	27	63	69
Sempra South American
Utilities	―	―		―		―	38	40	38	40
Sempra Mexico	―	―		5		3	9	9	14	12
Sempra Renewables	―	―		―		―	2	2	2	2
Sempra Natural Gas	68	68		6		5	2	5	76	78
Sempra Energy
Consolidated	$107	$113		$11		$8	$149	$166	$267	$287

GOODWILL

We discuss goodwill in Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report. The decrease in goodwill from $1.024 billion at December 31, 2013 to $1.0 billion at June 30, 2014 is due to foreign currency translation at Sempra South American Utilities. We record the offset of this fluctuation in Other Comprehensive Income (Loss).

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

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary. SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. SDG&E and Sempra Energy have consolidated Otay Mesa VIE since the second quarter of 2007. Otay Mesa VIE’s equity of $85 million at June 30, 2014 and $91 million at December 31, 2013 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $330 million at June 30, 2014, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC’s property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary at June 30, 2014. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

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

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Operating revenues
Electric	$	―		$5	$	―		$4
Natural gas		―		―		―		―
Total operating revenues		―		5		―		4
Operating expenses
Cost of electric fuel and purchased power		(22)		(21)		(40)		(38)
Operation and maintenance		5		9		10		26
Depreciation and amortization		7		6		14		13
Total operating expenses		(10)		(6)		(16)		1
Operating income		10		11		16		3
Interest expense		(4)		(4)		(8)		(7)
Income (loss) before income taxes/Net income (loss)		6		7		8		(4)
(Earnings) losses attributable to noncontrolling interest		(6)		(7)		(8)		4
Earnings	$	―	$	―	$	―	$	―

We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

ASSET RETIREMENT OBLIGATIONS

We discuss asset retirement obligations in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

The changes in asset retirement obligations are as follows:

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	2014	2013	2014	2013	2014	2013
Balance at January 1(1)	$2,152	$2,056	$913	$741	$1,199	$1,253
Accretion expense	50	49	24	22	25	25
Liabilities incurred	1	2	―	―	―	―
Reclassification(2)	(6)	―	―	―	―	―
Payments	(9)	―	(8)	―	―	―
Revisions, GRC-related(3)	―	(135)	―	(30)	―	(105)
Revisions, other(4)	(54)	―	(79)	―	23	―
Balance at June 30(1)	$2,134	$1,972	$850	$733	$1,247	$1,173
(1)	The current portions of the obligations are included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.
(2)
Reclassification to liability held for sale - asset retirement obligation which is included in Other Current Liabilities on the Condensed Consolidated Balance Sheets, as we discuss in "Asset Held for Sale, Power Plant" in Note 3 above.

(3)
The decreases in asset retirement obligations in 2013 at SDG&E and SoCalGas were due to revised estimates related to the 2012 General Rate Case (GRC) that received final approval in May 2013. At SDG&E, these revisions included increases in asset service lives ranging from 2 percent to 7 percent, and lower estimated cost of removal. At SoCalGas, the decrease included increases in asset service lives ranging from 4 percent to 6 percent, partially offset by a higher estimated cost of removal.

(4)
The decrease in asset retirement obligations in 2014 at SDG&E is due to revised estimates in an updated decommissioning cost study for the San Onofre Nuclear Generating Station, which we discuss in Note 9. The increase in asset retirement obligations in 2014 at SoCalGas is related to a change in estimates.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2014	2013	2014	2013
Service cost	$26	$27	$6	$6
Interest cost	41	39	12	12
Expected return on assets	(43)	(42)	(16)	(14)
Amortization of:
Prior service cost (credit)	3	1	(1)	(1)
Actuarial loss	5	15	―	3
Settlement	6	―	―	―
Regulatory adjustment	―	(19)	―	2
Total net periodic benefit cost	$38	$21	$1	$8
	Six months ended June 30,
	2014	2013	2014	2013
Service cost	$52	$54	$12	$13
Interest cost	82	76	24	23
Expected return on assets	(86)	(82)	(32)	(29)
Amortization of:
Prior service cost (credit)	5	2	(2)	(2)
Actuarial loss	10	30	―	5
Settlements	9	―	―	―
Regulatory adjustment	(24)	(51)	―	4
Total net periodic benefit cost	$48	$29	$2	$14

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2014	2013	2014		2013
Service cost	$7	$8		$1	$2
Interest cost	11	11		2	2
Expected return on assets	(14)	(13)		(3)	(2)
Amortization of:
Prior service cost	1	1		1	1
Actuarial loss	1	3		―	―
Settlement	2	―		―	―
Regulatory adjustment	6	2		(1)	―
Total net periodic benefit cost	$14	$12	$	―	$3
	Six months ended June 30,
	2014	2013	2014		2013
Service cost	$15	$16		$3	$4
Interest cost	22	21		4	4
Expected return on assets	(28)	(26)		(6)	(4)
Amortization of:
Prior service cost	1	1		2	2
Actuarial loss	2	7		―	―
Settlement	2	―		―	―
Regulatory adjustment	1	(6)		(3)	―
Total net periodic benefit cost	$15	$13	$	―	$6

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,
	2014	2013	2014		2013
Service cost	$16	$17		$4	$4
Interest cost	26	23		10	9
Expected return on assets	(26)	(24)		(13)	(12)
Amortization of:
Prior service cost (credit)	2	―		(2)	(2)
Actuarial loss	2	8		―	2
Regulatory adjustment	(6)	(21)		1	2
Total net periodic benefit cost	$14	$3	$	―	$3
	Six months ended June 30,
	2014	2013	2014		2013
Service cost	$32	$33		$8	$8
Interest cost	51	46		19	18
Expected return on assets	(52)	(49)		(26)	(24)
Amortization of:
Prior service cost (credit)	4	1		(4)	(4)
Actuarial loss	4	17		―	4
Regulatory adjustment	(25)	(45)		3	4
Total net periodic benefit cost	$14	$3	$	―	$6

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2014:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2014:
Pension plans	$58	$17	$16
Other postretirement benefit plans	2	―	―
Total expected contributions in 2014:
Pension plans	$187	$65	$86
Other postretirement benefit plans	11	8	―

RABBI TRUST

In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $477 million and $506 million at June 30, 2014 and December 31, 2013, respectively.

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and six months ended June 30, 2014 and 2013. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Earnings/Income attributable to common shares	$269	$245	$516	$423

Denominator:
Weighted-average common shares
outstanding for basic EPS	245,688	243,603	245,484	243,449
Dilutive effect of stock options, restricted
stock awards and restricted stock units	4,373	4,912	4,332	4,830
Weighted-average common shares
outstanding for diluted EPS	250,061	248,515	249,816	248,279

Earnings per share:
Basic	$1.10	$1.00	$2.10	$1.74
Diluted	$1.08	$0.98	$2.07	$1.70

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation of dilutive common stock equivalents excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had no such antidilutive stock options outstanding during either the three months or six months ended June 30, 2014 and 2013.

During the three months and six months ended June 30, 2014 and 2013, we had no stock options outstanding that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Proceeds equal to the unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls recognized are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units. There were no antidilutive RSUs or RSAs from the application of unearned compensation in the treasury stock method for either the three months or six months ended June 30, 2014. There were 1,477 such antidilutive RSUs and no such antidilutive RSUs for the three months and six months ended June 30, 2013, respectively. There were no such antidilutive RSAs and 3,877 such antidilutive RSAs for the three months and six months ended June 30, 2013, respectively.

Each performance-based RSU represents the right to receive up to 1.5 shares (2.0 shares for awards granted in 2014) of Sempra Energy common stock based on total shareholder return or EPS growth. RSU awards vest based on Sempra Energy’s four-year cumulative total shareholder return compared to the Standard & Poor’s (S&P) 500 Utilities Index, as follows:

Four-Year Cumulative Total Shareholder Return Ranking versus S&P 500 Utilities Index(1)	Number of Sempra Energy Common Shares Received for Each Performance-Based Restricted Stock Unit(2)(3)
90th percentile or above (2014 awards only)	2.0
75th percentile (maximum for awards prior to 2014)	1.5
50th percentile	1.0
35th percentile or below	―
(1)	If Sempra Energy ranks at or above the 50th percentile compared to the S&P 500 Index, participants will receive a minimum of 1.0 share for each RSU.
(2)
Participants also receive additional shares for dividend equivalents on shares subject to RSUs, which are deemed reinvested to purchase additional units that become subject to the same vesting conditions as the RSUs to which the dividends relate.

(3)	If performance falls between the tiers shown above, we calculate the payout using linear interpolation.

Beginning in January 2014, we issued performance-based RSUs representing the right to receive up to 2.0 shares of Sempra Energy common stock based on Sempra Energy’s four-year EPS compound annual growth rate beginning January 1, 2014 and ending on December 31, 2017. These RSU awards vest as follows:

Four-Year Earnings Per Share Compound Annual Growth Rate	Number of Sempra Energy Common Shares Received for Each Performance-Based Restricted Stock Unit(1)(2)
8.0% or above	2.0
6.7%	1.5
4.4%	1.0
3.3% or below	―
(1)
Participants also receive additional shares for dividend equivalents on shares subject to RSUs, which are deemed reinvested to purchase additional units that become subject to the same vesting conditions as the RSUs to which the dividends relate.

(2)	If performance falls between the tiers shown above, we calculate the payout using linear interpolation.

Our RSAs, which are solely service-based, and those RSUs that are solely service-based represent the right to receive 1.0 share at the end of the service period and have the same dividend equivalent rights as performance-based RSUs. We include RSAs and those RSUs that are solely service-based in potential dilutive shares at 100 percent, subject to the application of the treasury stock method. We include our performance-based RSUs in potential dilutive shares at zero to up to 200 percent to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both Sempra Energy stock and the comparative indices, dilutive performance-based RSU shares may vary widely from period-to-period. If it were assumed that performance goals for all RSUs were met at maximum levels and if the treasury stock method were not applied to any of our RSAs or RSUs, the incremental potential dilutive shares would be 1,137,593 and 1,206,873 for the three months and six months ended June 30, 2014, respectively, and 1,006,657 and 1,098,081 for the three months and six months ended June 30, 2013, respectively.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $7 million and $5 million for the three months ended June 30, 2014 and 2013, respectively, and $14 million and $11 million for the six months ended June 30, 2014 and 2013, respectively. Pursuant to our Sempra Energy share-based compensation plans, Sempra Energy’s board of directors granted 444,241 performance-based RSUs and 80,697 service-based RSUs during the six months ended June 30, 2014, primarily in January. Of the 444,241 performance-based RSUs granted, 355,638 vest based on our four-year comparative total shareholder return performance and 88,603 vest based on our four-year EPS compound annual growth rate performance. During the six months ended June 30, 2014, IEnova issued 136,996 RSUs from the IEnova 2013 Long-Term Incentive Plan.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, primarily at the California Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.

Pipeline projects currently under construction by Sempra Mexico that are both regulated by the Comisión Reguladora de Energía (or CRE, the Energy Regulatory Commission) and meet U.S. GAAP regulatory accounting requirements record the impact of AFUDC related to equity. Beginning in the fourth quarter of 2013, Sempra Mexico began recording AFUDC related to equity for its Sonora Pipeline project, which was $11 million and $20 million for the three months and six months ended June 30, 2014, respectively.

The following table shows capitalized financing costs for the three months and six months ended June 30, 2014 and 2013.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sempra Energy Consolidated:
AFUDC related to debt	$4	$5	$10	$11
AFUDC related to equity	24	15	49	30
Other capitalized financing costs	8	8	16	13
Total Sempra Energy Consolidated	$36	$28	$75	$54
SDG&E:
AFUDC related to debt	$3	$4	$7	$8
AFUDC related to equity	7	10	18	20
Total SDG&E	$10	$14	$25	$28
SoCalGas:
AFUDC related to debt	$1	$1	$3	$3
AFUDC related to equity	6	5	11	10
Total SoCalGas	$7	$6	$14	$13

COMPREHENSIVE INCOME

The following tables present the changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to noncontrolling interests:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
		Pension and Other
		Postretirement Benefits
	Foreign					Total
	Currency	Unamortized	Unamortized			Accumulated Other
	Translation	Net Actuarial	Prior Service		Financial	Comprehensive
	Adjustments	Gain (Loss)	Credit		Instruments	Income (Loss)
	Three months ended June 30, 2014 and 2013
2014:
Balance as of March 31, 2014	$(172)	$(70)	$	―	$(31)	$(273)
Other comprehensive income (loss) before
reclassifications	2	―		―	(12)	(10)
Amounts reclassified from accumulated other
comprehensive income	―	5		―	5	10
Net other comprehensive income (loss)	2	5		―	(7)	―
Balance as of June 30, 2014	$(170)	$(65)	$	―	$(38)	$(273)
2013:
Balance as of March 31, 2013	$(230)	$(99)		$1	$(49)	$(377)
Other comprehensive income (loss) before
reclassifications	(136)	―		―	23	(113)
Amounts reclassified from accumulated other
comprehensive income	270	(2) 1		―	―	271
Net other comprehensive income	134	1		―	23	158
Balance as of June 30, 2013	$(96)	$(98)		$1	$(26)	$(219)

	Six months ended June 30, 2014 and 2013
2014:
Balance as of December 31, 2013	$(129)	$(73)	$	―	$(26)	$(228)
Other comprehensive loss before
reclassifications	(41)	―		―	(26)	(67)
Amounts reclassified from accumulated other
comprehensive income	―	8		―	14	22
Net other comprehensive income (loss)	(41)	8		―	(12)	(45)
Balance as of June 30, 2014	$(170)	$(65)	$	―	$(38)	$(273)
2013:
Balance as of December 31, 2012	$(240)	$(102)		$1	$(35)	$(376)
Other comprehensive income (loss) before
reclassifications	(126)	―		―	7	(119)
Amounts reclassified from accumulated other
comprehensive income	270	(2) 4		―	2	276
Net other comprehensive income	144	4		―	9	157
Balance as of June 30, 2013	$(96)	$(98)		$1	$(26)	$(219)
(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.
(2)
Represents cumulative foreign currency translation adjustment related to the impairment of our Argentine investments in 2006, which is substantially offset by an accrued liability established at that time. We provide additional information about these investments in Note 4.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
SAN DIEGO GAS & ELECTRIC COMPANY
(Dollars in millions)
	Pension and Other
	Postretirement Benefits
			Total
	Unamortized	Unamortized	Accumulated Other
	Net Actuarial	Prior Service	Comprehensive
	Gain (Loss)	Credit	Income (Loss)
	Three months ended June 30, 2014 and 2013
2014:
Balance as of March 31, 2014	$(10)	$1	$(9)
Amounts reclassified from accumulated other
comprehensive income	1	―	1
Net other comprehensive income	1	―	1
Balance as of June 30, 2014	$(9)	$1	$(8)
2013:
Balance as of March 31, 2013	$(12)	$1	$(11)
Amounts reclassified from accumulated other
comprehensive income	1	―	1
Net other comprehensive income	1	―	1
Balance as of June 30, 2013	$(11)	$1	$(10)

	Six months ended June 30, 2014 and 2013
2014:
Balance as of December 31, 2013	$(10)	$1	$(9)
Amounts reclassified from accumulated other
comprehensive income	1	―	1
Net other comprehensive income	1	―	1
Balance as of June 30, 2014	$(9)	$1	$(8)
2013:
Balance as of December 31, 2012	$(12)	$1	$(11)
Amounts reclassified from accumulated other
comprehensive income	1	―	1
Net other comprehensive income	1	―	1
Balance as of June 30, 2013	$(11)	$1	$(10)
(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
SOUTHERN CALIFORNIA GAS COMPANY
(Dollars in millions)
	Pension and Other
	Postretirement Benefits
				Total
	Unamortized	Unamortized		Accumulated Other
	Net Actuarial	Prior Service	Financial	Comprehensive
	Gain (Loss)	Credit	Instruments	Income (Loss)
	Three months ended June 30, 2014 and 2013
2014:
Balance as of March 31 and June 30, 2014	$(5)	$1	$(14)	$(18)
2013:
Balance as of March 31, 2013	$(4)	$1	$(15)	$(18)
Amounts reclassified from accumulated other
comprehensive income	―	―	1	1
Net other comprehensive income	―	―	1	1
Balance as of June 30, 2013	$(4)	$1	$(14)	$(17)

	Six months ended June 30, 2014 and 2013
2014:
Balance as of December 31, 2013 and June 30, 2014	$(5)	$1	$(14)	$(18)
2013:
Balance as of December 31, 2012	$(4)	$1	$(15)	$(18)
Amounts reclassified from accumulated other
comprehensive income	―	―	1	1
Net other comprehensive income	―	―	1	1
Balance as of June 30, 2013	$(4)	$1	$(14)	$(17)
(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated	Amounts reclassified
other comprehensive income (loss)	from accumulated other				Affected line item on Condensed
components	comprehensive income (loss)				Consolidated Statements of Operations
	Three months ended June 30,
	2014		2013
Sempra Energy Consolidated:
Foreign currency translation adjustments	$	―		$270	Equity Earnings, Net of Income Tax(1)

Financial instruments:
Interest rate and foreign exchange instruments		$6		$3	Interest Expense
Interest rate instruments		2		2	Equity Earnings (Losses), Before Income Tax
Commodity contracts not subject					Revenues: Energy-Related
to rate recovery		―		(5)	Businesses
Total before income tax		8		―
		(1)		2	Income Tax Expense
Net of income tax		7		2
		(2)		(2)	Earnings Attributable to Noncontrolling Interests
		$5	$	―

Pension and other postretirement benefits:
Amortization of actuarial loss		$8		$2	(2)
		(3)		(1)	Income Tax Expense
Net of income tax		$5		$1

Total reclassifications for the period, net of tax		$10		$271
SDG&E:
Financial instruments:
Interest rate instruments		$2		$2	Interest Expense
		(2)		(2)	Earnings Attributable to Noncontrolling Interest
	$	―	$	―

Pension and other postretirement benefits:
Amortization of actuarial loss		$2		$1	(2)
		(1)		―	Income Tax Expense
Net of income tax		$1		$1

Total reclassifications for the period, net of tax		$1		$1
SoCalGas:
Financial instruments:
Interest rate instruments	$	―		$1	Interest Expense
		―		―	Income Tax Expense
Net of income tax	$	―		$1

Total reclassifications for the period, net of tax	$	―		$1
(1)
Represents cumulative foreign currency translation adjustment related to the impairment of our Argentine investments in 2006, which is substantially offset by an accrued liability established at that time.  We provide additional information about these investments in Note 4.

(2)					Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated	Amount reclassified
other comprehensive income (loss)	from accumulated other				Affected line item on Condensed
components	comprehensive income (loss)				Consolidated Statements of Operations
	Six months ended June 30,
	2014		2013
Sempra Energy Consolidated:
Foreign currency translation adjustments	$	―		$270	Equity Earnings, Net of Income Tax(1)

Financial instruments:
Interest rate and foreign exchange instruments		$9		$6	Interest Expense
Interest rate instruments		2		―	Gain on Sale of Equity Interest and Assets
Interest rate instruments		5		4	Equity Earnings (Losses), Before Income Tax
Commodity contracts not subject to					Revenues: Energy-Related
rate recovery		10		(5)	Businesses
Total before income tax		26		5
		(7)		1	Income Tax Expense
Net of income tax		19		6
		(5)		(4)	Earnings Attributable to Noncontrolling Interests
		$14		$2

Pension and other postretirement benefits:
Amortization of actuarial loss		$13		$7	(2)
		(5)		(3)	Income Tax Expense
Net of income tax		$8		$4

Total reclassifications for the period, net of tax		$22		$276
SDG&E:
Financial instruments:
Interest rate instruments		$5		$4	Interest Expense
		(5)		(4)	Earnings Attributable to Noncontrolling Interest
	$	―	$	―

Pension and other postretirement benefits:
Amortization of actuarial loss		$2		$1	(2)
		(1)		―	Income Tax Expense
Net of income tax		$1		$1

Total reclassifications for the period, net of tax		$1		$1
SoCalGas:
Financial instruments:
Interest rate instruments	$	―		$1	Interest Expense
		―		―	Income Tax Expense
Net of income tax	$	―		$1

Total reclassifications for the period, net of tax	$	―		$1
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

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following three tables provide a reconciliation of changes in Sempra Energy’s, SDG&E’s and SoCalGas’ shareholders’ equity and noncontrolling interests for the six months ended June 30, 2014 and 2013.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS ― SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Sempra Energy	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2013	$11,008	$842	$11,850
Comprehensive income	472	39	511
Preferred dividends of subsidiary	(1)	―	(1)
Share-based compensation expense	21	―	21
Common stock dividends declared	(324)	―	(324)
Issuance of common stock	42	―	42
Repurchase of common stock	(37)	―	(37)
Tax benefit related to share-based compensation	13	―	13
Equity contributed by noncontrolling interest	―	1	1
Distributions to noncontrolling interests	―	(25)	(25)
Balance at June 30, 2014	$11,194	$857	$12,051
Balance at December 31, 2012	$10,282	$401	$10,683
Comprehensive income	583	13	596
Preferred dividends of subsidiaries	(3)	―	(3)
Share-based compensation expense	20	―	20
Common stock dividends declared	(307)	―	(307)
Issuance of common stock	22	―	22
Repurchase of common stock	(45)	―	(45)
Tax benefit related to share-based compensation	17	―	17
Sale of noncontrolling interests, net of offering costs	135	439	574
Equity contributed by noncontrolling interest	―	4	4
Distributions to noncontrolling interests	―	(13)	(13)
Balance at June 30, 2013	$10,704	$844	$11,548

SHAREHOLDER'S EQUITY AND NONCONTROLLING INTEREST ― SDG&E
(Dollars in millions)
	SDG&E	Non-
	Shareholder’s	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2013	$4,628	$91	$4,719
Comprehensive income	223	7	230
Distributions to noncontrolling interest	―	(13)	(13)
Balance at June 30, 2014	$4,851	$85	$4,936
Balance at December 31, 2012	$4,222	$76	$4,298
Comprehensive income	159	11	170
Preferred stock dividends declared	(2)	―	(2)
Distributions to noncontrolling interest	―	(3)	(3)
Equity contributed by noncontrolling interest	―	4	4
Balance at June 30, 2013	$4,379	$88	$4,467

SHAREHOLDERS' EQUITY ― SOCALGAS
(Dollars in millions)
SoCalGas
Shareholders'
Equity
Balance at December 31, 2013	$2,549
Comprehensive income	159
Preferred stock dividends declared	(1)
Balance at June 30, 2014	$2,707
Balance at December 31, 2012	$2,235
Comprehensive income	166
Preferred stock dividends declared	(1)
Common stock dividends declared	(50)
Balance at June 30, 2013	$2,350

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

The proceeds from the offerings, net of offering costs, were approximately $574 million in U.S. dollar equivalent. IEnova has used the net proceeds of the offerings primarily for general corporate purposes, and for the funding of its investments and ongoing expansion plans. Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to shareholders’ equity. As a result of the offerings and overallotment options, we recorded an increase in Sempra Energy’s shareholders’ equity of $135 million in the first quarter of 2013 for the sale of IEnova shares to noncontrolling interests.

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

At June 30, 2014 and December 31, 2013, we reported the following noncontrolling ownership interests held by others (not including preferred shareholders) recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent Ownership Held by Others	June 30, 2014	December 31, 2013
SDG&E:
Otay Mesa VIE	100%	$85	$91
Sempra South American Utilities:
Chilquinta Energía subsidiaries(1)	24.4 – 43.4	25	27
Luz del Sur	20.2	225	222
Tecsur	9.8	3	3
Sempra Mexico:
IEnova	18.9	461	442
Sempra Natural Gas:
Bay Gas Storage, Ltd.	9.1	23	22
Liberty Gas Storage, LLC	25.0	14	14
Southern Gas Transmission Company	49.0	1	1
Total Sempra Energy		$837	$822
(1)	Chilquinta Energía has four subsidiaries with noncontrolling interests held by others. Percentage range reflects the highest and lowest ownership percentages amongst these subsidiaries.

TRANSACTIONS WITH AFFILIATES

Loans to and Receivables from Unconsolidated Affiliates – Sempra Energy Consolidated

Sempra South American Utilities has a U.S. dollar-denominated loan to Eletrans S.A., an affiliate of Chilquinta Energía that we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. At June 30, 2014, the loan has a $37 million principal balance outstanding plus $1 million of accumulated interest at a fixed interest rate of 4 percent.

At both June 30, 2014 and December 31, 2013, Sempra Energy had $4 million in accounts receivable from various Sempra Renewables joint venture investments.

Service Agreements

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	June 30,	December 31,
	2014	2013
SDG&E:
Current:
Due from various affiliates	$1	$1

Due to Sempra Energy	$16	$25
Due to SoCalGas	13	―
Due to various affiliates	―	14
	$29	$39

Income taxes due from Sempra Energy(1)	$48	$70
SoCalGas:
Current:
Due from SDG&E	$13	$ ―
Due from various affiliates	―	21
	$13	$21

Due to Sempra Energy	$13	$16

Income taxes due from Sempra Energy(1)	$30	$18
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies’ having always filed separate returns.

Revenues from unconsolidated affiliates at SDG&E and SoCalGas are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
SDG&E	$3	$3	$6	$5
SoCalGas	16	16	34	31

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$24	$15	$49	$30
Investment gains(1)	15	12	23	22
Gains on interest rate and foreign exchange instruments, net	11	6	16	13
Regulatory interest, net(2)	2	1	3	2
Sundry, net	(3)	(8)	(2)	(4)
Total	$49	$26	$89	$63
SDG&E:
Allowance for equity funds used during construction	$7	$10	$18	$20
Regulatory interest, net(2)	2	1	3	2
Sundry, net	(2)	(2)	(1)	(2)
Total	$7	$9	$20	$20
SoCalGas:
Allowance for equity funds used during construction	$6	$5	$11	$10
Sundry, net	(3)	(2)	(4)	(3)
Total	$3	$3	$7	$7
(1)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2)	Interest on regulatory balancing accounts.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
		Effective		Effective
	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate
	Three months ended June 30,
	2014		2013
Sempra Energy Consolidated	$93	25%	$32	11%
SDG&E	69	35	12	14
SoCalGas	28	26	45	27
	Six months ended June 30,
	2014		2013
Sempra Energy Consolidated	$220	29%	$210	32%
SDG&E	152	40	63	29
SoCalGas	66	29	69	29

Changes in Income Tax Expense and Effective Income Tax Rates

Sempra Energy Consolidated

The increase in income tax expense in the three months ended June 30, 2014 was due to higher pretax income and a higher effective tax rate. Pretax income in 2013 included the loss from the early retirement of SONGS, as we discuss further in Note 9, offset by the favorable impact of the retroactive application of the 2012 GRC in 2013 at SDG&E and SoCalGas, as we discuss in Note 10. The higher effective income tax rate was primarily due to:

▪	lower deductions for certain repairs expenditures that are capitalized for financial statement purposes;

▪	lower deductions for self-developed software expenditures; and

▪	$12 million U.S. tax on the repatriation of a portion of current year earnings from certain non-U.S. subsidiaries in Mexico and Peru.

In the first six months of 2014, the increase in income tax expense was due to higher pretax income, offset by a lower effective tax rate. Pretax income in 2013 included the loss from the early retirement of SONGS, offset by the favorable impact of the retroactive application of the 2012 GRC in 2013. The change in the effective income tax rate was primarily due to:

▪
$63 million income tax expense in 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings. We discuss the stock offerings above in “Shareholders’ Equity and Noncontrolling Interests – Sale of Noncontrolling Interests;” offset by

▪	$24 million U.S. tax on the repatriation of a portion of current year earnings from certain non-U.S. subsidiaries in Mexico and Peru; and

▪
a $17 million charge to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS that may no longer be recoverable from customers in rates pursuant to the proposed settlement agreement to resolve the California Public Utilities Commission’s (CPUC) Order Instituting Investigation (OII) into the SONGS outage that we discuss in Note 9.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is recognized proportionately over the year. The forecasted items, anticipated on a full year basis, may include, among others:

▪	self-developed software expenditures

▪	repairs to certain utility plant fixed assets

▪	renewable energy income tax credits

▪	deferred income tax benefits related to renewable energy projects

▪	exclusions from taxable income of the equity portion of AFUDC

▪	depreciation on a certain portion of utility plant assets

▪	U.S. tax on repatriation of current year earnings from non-U.S. subsidiaries

Items that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax items, Mexican currency translation and inflation adjustments, and deferred income tax benefit associated with the impairment of a book investment) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

SDG&E

The increase in SDG&E’s income tax expense in the three months ended June 30, 2014 was due to higher pretax income and a higher effective tax rate. Pretax income in 2013 included the loss from the early retirement of SONGS, offset by the favorable impact of the retroactive application of the 2012 GRC in 2013. The higher effective tax rate was primarily due to:

▪	lower deductions for certain repairs expenditures that are capitalized for financial statement purposes;

▪	lower deductions for self-developed software expenditures; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪	lower unfavorable impact on our effective tax rate in 2014 from the reversal through book depreciation of previously recognized tax benefits for a certain portion of utility fixed assets.

The increase in SDG&E’s income tax expense in the six months ended June 30, 2014 was due to higher pretax income and a higher effective tax rate. Pretax income in 2013 included the loss from the early retirement of SONGS, offset by the favorable impact of the retroactive application of the 2012 GRC in 2013. The higher effective tax rate was primarily due to:

▪	the $17 million charge to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS discussed in Note 9;

▪	lower deductions for certain repairs expenditures that are capitalized for financial statement purposes; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪	lower unfavorable impact on our effective tax rate in 2014 from the reversal through book depreciation of previously recognized tax benefits for a certain portion of utility fixed assets.

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

SoCalGas

The decreases in SoCalGas’ income tax expense for both the three months and six months ended June 30, 2014 were primarily due to lower pretax income. Pretax income in 2013 included the favorable impact of the retroactive application of the 2012 GRC in 2013.

For SDG&E and SoCalGas, the CPUC requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income tax assets and liabilities are not recorded to deferred income tax expense, but rather to a regulatory asset or liability, which impacts the current effective income tax rate. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the effective income tax rate. The following items are subject to flow-through treatment:

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

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At June 30, 2014, Sempra Energy Consolidated had an aggregate of $4.1 billion in three primary committed lines of credit for Sempra Energy, Sempra Global and the California Utilities to provide liquidity and to support commercial paper, the major components of which we detail below. Available unused credit on these lines at June 30, 2014 was $2.4 billion. Some of Sempra Energy’s subsidiaries, primarily our foreign operations, have additional general purpose credit facilities, aggregating $781 million at June 30, 2014. Available unused credit on these lines totaled $683 million at June 30, 2014.

Sempra Energy

Sempra Energy has a $1.067 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2014 and December 31, 2013, Sempra Energy was in compliance with this and all other financial covenants under the credit facility. The facility also provides for issuance of up to $635 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

At June 30, 2014, Sempra Energy had $6 million of letters of credit outstanding supported by the facility.

Sempra Global

Sempra Global has a $2.189 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 25 lenders. No single lender has greater than a 7-percent share.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2014 and December 31, 2013, Sempra Energy was in compliance with this and all other financial covenants under the credit facility.

At June 30, 2014, Sempra Global had $1.3 billion of commercial paper outstanding supported by the facility. At June 30, 2014, and December 31, 2013, Sempra Global had $300 million and $200 million, respectively, of commercial paper outstanding classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. This classification has no impact on cash flows.

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

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility’s credit ratings. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2014 and December 31, 2013, the California Utilities were in compliance with this and all other financial covenants under the credit facility.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At June 30, 2014, SDG&E and SoCalGas had $227 million and $73 million outstanding borrowings supported by the facility. Available unused credit on the line at June 30, 2014 was $431 million at SDG&E and $577 million at SoCalGas, subject to the combined limit on the facility of $877 million.

Sempra Mexico

In June 2014, IEnova entered into an agreement for a $200 million, three-year term, corporate revolving credit facility to finance working capital and for general corporate purposes. The lender is Banco Santander, (México), S.A., Institución de Banca Múltiple, Grupo Financiero Santander Mexico.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 0.58 percent and 0.64 percent at June 30, 2014 and December 31, 2013, respectively. The weighted average interest rate on total short-term debt outstanding at both SDG&E and SoCalGas was 0.16 percent at June 30, 2014, and 0.13 percent at both SDG&E and SoCalGas at December 31, 2013. The weighted average interest rate at Sempra Energy at December 31, 2013 includes interest rates for commercial paper borrowings classified as long-term, as we discuss above.

LONG-TERM DEBT

Sempra Energy

In June 2014, Sempra Energy publicly offered and sold $500 million of 3.55-percent, fixed-rate notes maturing in 2024. Sempra Energy used the proceeds from this offering for the repayment of commercial paper.

SDG&E

In the second quarter of 2014, SDG&E issued $100 million of commercial paper maturing in May 2015, which is supported by the California Utilities’ credit facility discussed above and has an interest rate of 0.40 percent at June 30, 2014.

SoCalGas

In March 2014, SoCalGas publicly offered and sold $250 million of 4.45-percent first mortgage bonds maturing in 2044. SoCalGas used the proceeds from this offering for the repayment of its 5.5-percent first mortgage bonds that were due in March 2014.

Sempra Mexico

In June 2014, the 155-MW first phase of the Energía Sierra Juárez wind project located in Baja California, Mexico, entered into a $240 million loan to project finance the construction. The variable rate loan is secured by the project and will convert to an 18-year term loan upon completion of the first phase of the project. To partially moderate its exposure to interest rate changes associated with the term loan, Energía Sierra Juárez entered into floating-to-fixed interest rate swaps for 90 percent of the loan amount, which will result in an effective fixed rate of 6.1 percent. The swap is effective on the conversion to a term loan. The remaining 10 percent of principal bears interest at rates varying with market rates (0.15 percent at June 30, 2014). The loan agreement also provides for a $31.7 million letter of credit facility. Energía Sierra Juárez also entered into a separate, Peso-denominated credit facility for up to $35 million U.S. dollar equivalent to fund the value added tax of the project. On June 12, 2014, Energía Sierra Juárez drew down $82 million of the construction loan. On July 16, 2014, this $82 million of long-term debt and the related swaps were deconsolidated upon the sale of a 50-percent interest in Energía Sierra Juárez, as we discuss in Note 3.

Sempra Renewables

On March 6, 2014, Sempra Renewables entered into a $356 million construction loan to finance its Copper Mountain Solar 3 project. The loan is secured by the project and will convert to a 10-year term loan upon completion of the project. To partially moderate its exposure to interest rate changes, Copper Mountain Solar 3 entered into floating-to-fixed interest rate swaps for 75 percent of the loan amount, resulting in an effective fixed rate of 5.35 percent. The remaining 25 percent bears interest at rates varying with market rates (0.15 percent at June 30, 2014). In connection with the loan agreement, Copper Mountain Solar 3 may also utilize up to $72 million under a letter of credit facility, which may be used to meet project collateral requirements and debt service reserve requirements. On March 6, 2014, Copper Mountain Solar 3 drew down $97 million from the loan. On March 13, 2014, this $97 million of long-term debt and the related swaps were deconsolidated upon the sale of a 50-percent interest in Copper Mountain Solar 3, as we discuss in Note 3.

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

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes at June 30, 2014 and December 31, 2013 as follows:

NET ENERGY DERIVATIVE VOLUMES

Segment and Commodity	June 30, 2014	December 31, 2013
California Utilities:
SDG&E:
Natural gas	46 million MMBtu	43 million MMBtu	(1)
Congestion revenue rights	27 million MWh	33 million MWh	(2)
SoCalGas - natural gas	―	2 million MMBtu

Energy-Related Businesses:
Sempra Natural Gas:
Electric power	―	1 million MWh
Natural gas	19 million MMBtu	15 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

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

In the first quarter of 2014, we entered into fixed-to-floating interest rate swaps on Sempra Energy debt that were designated as fair value hedges. We swapped $200 million 6.15-percent fixed-rate debt maturing in 2018, $200 million 9.8-percent fixed-rate debt maturing in 2019 and $100 million 2.875-percent fixed-rate debt maturing in 2022 to variable rate debt, resulting in initial effective interest rates of 3.80 percent, 6.01 percent and 2.37 percent, respectively. These swaps were terminated in July 2014.

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

At June 30, 2014 and December 31, 2013, the net notional amounts of our interest rate derivatives, excluding the cross-currency swaps discussed below, were:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2014		December 31, 2013
	Notional Debt	Maturities	Notional Debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$623	2014-2033	$413	2014-2028
Fair value hedges	800	2016-2022	300	2016
SDG&E:
Cash flow hedge(1)	330	2019	335	2019
(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.

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

FINANCIAL STATEMENT PRESENTATION

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, including the amount of cash collateral receivables that were not offset, as the cash collateral is in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2014
							Deferred
							credits
		Current			Current		and other
		assets:			liabilities:		liabilities:
		Fixed-price		Investments	Fixed-price		Fixed-price
		contracts		and other	contracts		contracts
		and other		assets:	and other		and other
		derivatives(1)		Sundry	derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)		$21		$8	$(17)		$(73)
Derivatives not designated as hedging instruments:
Interest rate and foreign exchange instruments		8		25	(7)		(22)
Commodity contracts not subject to rate recovery		38		6	(36)		(4)
Associated offsetting commodity contracts		(33)		(4)	33		4
Commodity contracts subject to rate recovery		26		74	(10)		(6)
Associated offsetting commodity contracts		(3)		(1)	3		1
Net amounts presented on the balance sheet		57		108	(34)		(100)
Additional cash collateral for commodity contracts
not subject to rate recovery		12		―	―		―
Additional cash collateral for commodity contracts
subject to rate recovery		32		―	―		―
Total		$101		$108	$(34)		$(100)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―	$(16)		$(37)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery		24		74	(8)		(6)
Associated offsetting commodity contracts		(2)		(1)	2		1
Net amounts presented on the balance sheet		22		73	(22)		(42)
Additional cash collateral for commodity contracts
not subject to rate recovery		1		―	―		―
Additional cash collateral for commodity contracts
subject to rate recovery		30		―	―		―
Total		$53		$73	$(22)		$(42)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery		$2	$	―	$(2)	$	―
Associated offsetting commodity contracts		(1)		―	1		―
Net amounts presented on the balance sheet		1		―	(1)		―
Additional cash collateral for commodity contracts
not subject to rate recovery		2		―	―		―
Additional cash collateral for commodity contracts
subject to rate recovery		2		―	―		―
Total		$5	$	―	$(1)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.

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

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and in Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) for the three months and six months ended June 30 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2014	2013	2014	2013
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$2	$2	$5	$4
Interest rate instruments	Other Income, Net	5	(5)	1	(5)
Total(1)		$7	$(3)	$6	$(1)
(1)
There were gains from hedge ineffectiveness on these swaps of $7 million and $9 million in the three months and six months ended June 30, 2014, respectively. All other changes in the fair value of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt and recorded in Other Income, Net. There was no hedge ineffectiveness in 2013.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized					Gain (loss) reclassified from AOCI
	in OCI (effective portion)					into earnings (effective portion)
	Three months ended June 30,					Three months ended June 30,
	2014		2013		Location	2014		2013
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)		$(7)		$33	Interest Expense		$(6)	$(3)
					Equity Earnings (Losses),
Interest rate instruments		(15)		13	Before Income Tax		(2)	(2)
Commodity contracts not subject					Revenues: Energy-Related
to rate recovery		―		4	Businesses		―	5
Total(2)		$(22)		$50			$(8)	$ ―
SDG&E:
Interest rate instruments(1)(2)		$(3)		$10	Interest Expense		$(2)	$(2)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$	―	$(1)

	Six months ended June 30,					Six months ended June 30,
	2014		2013		Location	2014		2013
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)		$(10)		$5	Interest Expense		$(9)	$(6)
					Gain on Sale of Equity
Interest rate instruments		(2)		―	Interest and Assets		(2)	―
					Equity Earnings (Losses),
Interest rate instruments		(30)		14	Before Income Tax		(5)	(4)
Commodity contracts not subject					Revenues: Energy-Related
to rate recovery		(6)		4	Businesses		(10)	5
Total(2)		$(48)		$23			$(26)	$(5)
SDG&E:
Interest rate instruments(1)(2)		$(6)		$11	Interest Expense		$(5)	$(4)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$	―	$(1)
(1)								Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.
(2)								There was a negligible amount of ineffectiveness related to these hedges in 2014 and 2013.

For Sempra Energy Consolidated we expect that losses of $26 million, which are net of income tax benefit, that are currently recorded in AOCI (including $13 million in noncontrolling interests, of which $12 million is related to Otay Mesa VIE at SDG&E) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts that are currently outstanding mature.

SoCalGas expects that negligible losses, which are net of income tax benefit, currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows at June 30, 2014 is approximately 19 years and 5 years for Sempra Energy Consolidated and SDG&E, respectively. The maximum term of hedged interest rate variability related to debt at Sempra Renewables’ equity method investees is 21 years.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2014	2013	2014	2013
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments	Other Income, Net	$4	$6	$7	$13
Foreign exchange instruments	Equity Earnings,
	Net of Income Tax	―	4	(2)	4
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses	4	21	(1)	1
Commodity contracts not subject	Cost of Natural Gas, Electric Fuel
to rate recovery	and Purchased Power	1	―	2	―
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	8	(18)	20	(9)
Commodity contracts subject
to rate recovery	Cost of Natural Gas	(1)	(1)	1	(1)
Total		$16	$12	$27	$8
SDG&E:
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	$8	$(18)	$20	$(9)
SoCalGas:
Commodity contracts subject
to rate recovery	Cost of Natural Gas	$(1)	$(1)	$1	$(1)

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

For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at June 30, 2014 and December 31, 2013 is $1 million and $3 million, respectively. At June 30, 2014, if the credit ratings of Sempra Energy were reduced below investment grade, $1 million of additional assets could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position was negligible at June 30, 2014 and $3 million at December 31, 2013. At June 30, 2014, if the credit ratings of SDG&E were reduced below investment grade, a negligible amount of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy Consolidated, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the six months ended June 30, 2014.

Recurring Fair Value Measures

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2014 and December 31, 2013 in the tables below include the following:

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

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of June 30, 2014
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$652	$	―	$	―	$	―	$652
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		51		55		―		―	106
Municipal bonds		―		114		―		―	114
Other securities		―		196		―		―	196
Total debt securities		51		365		―		―	416
Total nuclear decommissioning trusts(2)		703		365		―		―	1,068
Interest rate and foreign exchange instruments		―		62		―		―	62
Commodity contracts not subject to rate recovery		3		4		―		12	19
Commodity contracts subject to rate recovery		8		3		85		32	128
Total		$714		$434		$85		$44	$1,277
Liabilities:
Interest rate and foreign exchange instruments	$	―		$119	$	―	$	―	$119
Commodity contracts not subject to rate recovery		―		3		―		―	3
Commodity contracts subject to rate recovery		―		12		―		―	12
Total	$	―		$134	$	―	$	―	$134

	At fair value as of December 31, 2013
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$614	$	―	$	―	$	―	$614
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		59		58		―		―	117
Municipal bonds		―		111		―		―	111
Other securities		―		153		―		―	153
Total debt securities		59		322		―		―	381
Total nuclear decommissioning trusts(2)		673		322		―		―	995
Interest rate and foreign exchange instruments		―		56		―		―	56
Commodity contracts not subject to rate recovery		1		5		―		17	23
Commodity contracts subject to rate recovery		2		1		99		31	133
Total		$676		$384		$99		$48	$1,207
Liabilities:
Interest rate and foreign exchange instruments	$	―		$117	$	―	$	―	$117
Commodity contracts not subject to rate recovery		4		8		―		(5)	7
Commodity contracts subject to rate recovery		―		13		―		―	13
Total		$4		$138	$	―		$(5)	$137
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2) Excludes cash balances and cash equivalents.
RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	At fair value as of June 30, 2014
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$652	$	―	$	―	$	―	$652
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		51		55		―		―	106
Municipal bonds		―		114		―		―	114
Other securities		―		196		―		―	196
Total debt securities		51		365		―		―	416
Total nuclear decommissioning trusts(2)		703		365		―		―	1,068
Commodity contracts not subject to rate recovery		―		―		―		1	1
Commodity contracts subject to rate recovery		8		2		85		30	125
Total		$711		$367		$85		$31	$1,194
Liabilities:
Interest rate instruments	$	―		$53	$	―	$	―	$53
Commodity contracts subject to rate recovery		―		11		―		―	11
Total	$	―		$64	$	―	$	―	$64

	At fair value as of December 31, 2013
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$614	$	―	$	―	$	―	$614
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		59		58		―		―	117
Municipal bonds		―		111		―		―	111
Other securities		―		153		―		―	153
Total debt securities		59		322		―		―	381
Total nuclear decommissioning trusts(2)		673		322		―		―	995
Commodity contracts not subject to rate recovery		―		―		―		1	1
Commodity contracts subject to rate recovery		1		1		99		29	130
Total		$674		$323		$99		$30	$1,126
Liabilities:
Interest rate instruments	$	―		$55	$	―	$	―	$55
Commodity contracts subject to rate recovery		―		12		―		―	12
Total	$	―		$67	$	―	$	―	$67
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	At fair value as of June 30, 2014
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Commodity contracts not subject to rate recovery	$	―	$	―	$	―		$2	$2
Commodity contracts subject to rate recovery		―		1		―		2	3
Total	$	―		$1	$	―		$4	$5
Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―	$1
Total	$	―		$1	$	―	$	―	$1

	At fair value as of December 31, 2013
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Commodity contracts not subject to rate recovery	$	―	$	―	$	―		$2	$2
Commodity contracts subject to rate recovery		1		―		―		2	3
Total		$1	$	―	$	―		$4	$5
Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―	$1
Total	$	―		$1	$	―	$	―	$1
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of Congestion Revenue Rights (CRRs) classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended June 30,
	2014		2013
Balance at April 1		$95	$58
Realized and unrealized gains (losses)		5	(2)
Settlements		(15)	(9)
Balance at June 30		$85	$47
Change in unrealized gains or losses relating to
instruments still held at June 30	$	―	$(1)

	Six months ended June 30,
	2014		2013
Balance as of January 1		$99	$61
Realized and unrealized gains (losses)		6	(3)
Allocated transmission instruments		1	―
Settlements		(21)	(11)
Balance as of June 30		$85	$47
Change in unrealized gains or losses relating to
instruments still held at June 30	$	―	$(1)

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

CRRs are recorded at fair value based almost entirely on the most current auction prices published by the California Independent System Operator (CAISO), an objective source. The impact associated with discounting is negligible. Because auction prices are a less observable input, these instruments are classified as Level 3. At June 30, 2014 the auction prices ranged from $(6) per MWh to $12 per MWh at a given location, and the fair value of these instruments is derived from auction price differences between two locations. At June 30, 2013 the auction prices ranged from $(8) per MWh to $8 per MWh. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a higher (lower) fair value measurement. We summarize CRR volumes in Note 7. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power, which is recoverable in rates, on the Condensed Consolidated Statements of Operations. Unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings.

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments at June 30, 2014 and December 31, 2013:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2014
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Investment in limited partnership	$5	$	―	$ ―		$5	$5
Total long-term debt(1)	11,952		―	12,250		884	13,134
Preferred stock of subsidiary	20		―	23		―	23
SDG&E:
Total long-term debt(2)	$4,466	$	―	$4,462		$430	$4,892
SoCalGas:
Total long-term debt(3)	$1,413	$	―	$1,550	$	―	$1,550
Preferred stock	22		―	24		―	24

	December 31, 2013
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Total long-term debt(1)	$12,022	$	―	$11,925		$751	$12,676
Preferred stock of subsidiary	20		―	20		―	20
SDG&E:
Total long-term debt(2)	$4,386	$	―	$4,226		$335	$4,561
SoCalGas:
Total long-term debt(3)	$1,413	$	―	$1,469	$	―	$1,469
Preferred stock	22		―	22		―	22
(1)
Before reductions for unamortized discount (net of premium) of $19 million and $17 million at June 30, 2014 and December 31, 2013, respectively, and excluding build-to-suit and capital leases of $285 million and $195 million at June 30, 2014 and December 31, 2013, respectively, and commercial paper classified as long-term debt of $300 million and $200 million at June 30, 2014 and December 31, 2013, respectively. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(2)
Before reductions for unamortized discount of $10 million and $11 million at June 30, 2014 and December 31, 2013, respectively, and excluding capital leases of $236 million and $179 million at June 30, 2014 and December 31, 2013, respectively.

(3)
Before reductions for unamortized discount of $5 million and $4 million at June 30, 2014 and December 31, 2013, respectively, and excluding capital leases of $1 million and $2 million at June 30, 2014 and December 31, 2013, respectively.

We base the fair value of certain long-term debt and preferred stock on a market approach using quoted market prices for identical or similar securities in thinly-traded markets (Level 2). We value other long-term debt using an income approach based on the present value of estimated future cash flows discounted at rates available for similar securities (Level 3). We value our investments in limited partnerships based on the underlying partnership assets.

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

The replacement steam generators were designed and provided by Mitsubishi Heavy Industries, Ltd., Mitsubishi Nuclear Energy Systems, Inc., and Mitsubishi Heavy Industries America, Inc. (collectively MHI). In July 2013, SDG&E filed a lawsuit against MHI seeking to recover damages SDG&E has incurred and will incur related to the design defects in the steam generators. In October 2013, Edison instituted arbitration proceedings against MHI seeking damages as well. We discuss these proceedings in Note 11.

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

Implementation of the terms of the Settlement Agreement is subject to the approval of the CPUC. The parties to the Settlement Agreement (Settling Parties) have agreed to exercise their best efforts to obtain CPUC approval. While we expect the CPUC to issue a final decision on the Settlement Agreement by the end of 2014, there is no assurance that the CPUC will do so. In addition, the Settlement Agreement is subject to termination by any of the Settling Parties if CPUC approval has not been issued before October 3, 2014, and there is no assurance that one or more of the Settling Parties won’t do so.

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

□	SDG&E’s weighted average return on debt, plus
□	50 percent of SDG&E’s weighted average return on preferred stock, as authorized in the CPUC’s Cost of Capital proceeding then in effect (collectively, SONGS rate of return or SONGS ROR).

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

▪
be authorized to recover in rates its remaining investment in nuclear fuel inventory and any costs incurred, or to be incurred, associated with nuclear fuel supply contracts over a ten-year period, together with a return equal to SDG&E’s commercial paper borrowing rate; and

▪
be authorized to recover in rates through its fuel and purchased power balancing account (ERRA) all costs incurred to purchase power in the market to replace the power that would have been generated at SONGS if not for the outage and shutdown of SONGS, and to recover by December 31, 2015 any SONGS-related ERRA undercollections. SDG&E’s market power costs through June 6, 2013 (the date of SONGS’ retirement) were approximately $165 million, using the methodology followed in the SONGS OII.

The Settlement Agreement also provides SDG&E with an incentive in the event proceeds are secured from the sale of materials and supplies and/or nuclear fuel, as well as in the event that nuclear fuel investments are reduced by contract cancellations. This incentive allows SDG&E to retain 5 percent of its proportionate share of any sales proceeds and to recover 5 percent of its proportionate share of the excess of cancelled contract obligations over cancellation costs. The balance of the sale proceeds and cancellation benefits would be credited to ratepayers.

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

There is no assurance that there will be any recoveries from NEIL or MHI or that if there are recoveries, that they will exceed the costs incurred to pursue them. Were there to be recoveries, SDG&E cannot provide any assurance as to when they would be received or the amount of any such recoveries. SDG&E currently expects that NEIL will make a coverage determination by the end of 2014.

Accounting and Financial Impacts

As a result of the execution of the Settlement Agreement by the Settling Parties, SDG&E concluded that the probable outcome of the SONGS OII is the approval and implementation of the Settlement Agreement, although such outcome is dependent on approval by the CPUC.

As disclosed in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report, SDG&E reported a pretax loss from plant closure of $200 million ($119 million after-tax) in the second quarter of 2013 as a result of its initial assessment of the financial impact of the outcome of the SONGS OII proceeding. As a result of entering into the Settlement Agreement in the first quarter of 2014, SDG&E recorded a $13 million reduction to the pretax loss from plant closure, but a $9 million increase in the after-tax loss from plant closure. The after-tax loss includes a $17 million charge to reduce certain tax regulatory assets which may no longer be recoverable in rates pursuant to the Settlement Agreement. After adjustment for the Settlement Agreement, the total loss from plant closure, including amounts previously recorded in 2013, is $187 million pretax ($128 million after-tax). A regulatory asset for the expected recovery of SONGS costs, consistent with the Settlement Agreement, is recorded on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E in Other Regulatory Assets (long-term). The amount of this regulatory asset is $232 million as of June 30, 2014.

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

Subject to the right of any settling party to terminate the Settlement Agreement if it is not approved by the CPUC by October 3, 2014, during the pendency of proceedings regarding the Settlement Agreement, the Settling Parties are further bound to:

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

In May 2014, comments on the Motion and Settlement Agreement were filed, and the CPUC held an evidentiary hearing. The Settling Parties also hosted a community meeting in June 2014.

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

Unless and until the CPUC approves the Settlement Agreement as filed, there can be no assurance that the SONGS OII proceeding will provide for recoveries as currently estimated by SDG&E in accordance with the Settlement Agreement, including the recovery of costs recorded as a regulatory asset, or that the CPUC will not order refunds to customers above those contemplated by the Settlement Agreement. Therefore, the regulatory asset of $232 million in Other Regulatory Assets (long-term) on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E at June 30, 2014 related to the SONGS plant closure could be subject to further change based upon future developments and the application of SDG&E’s judgment to those events.

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

In accordance with state and federal requirements and regulations, SDG&E has assets held in trusts, referred to as the Nuclear Decommissioning Trusts (NDT), to fund decommissioning costs for SONGS Units 1, 2 and 3. At June 30, 2014, the fair value of SDG&E’s NDT assets was $1.1 billion. Except for the use of funds for the planning of decommissioning activities, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs. In February 2014, SDG&E filed a request with the CPUC for such authorization for costs incurred in 2013. Until CPUC approval to access the NDT to pay for such costs is received, SDG&E will use working capital to pay for any SONGS Units 2 and 3 decommissioning costs incurred, and such expenditures will be reimbursed from the NDT upon that approval. The timing of SDG&E’s access to the NDT assets may also depend on the NRC’s approval of an exemption that would permit the monies in the SONGS trust funds to be used to pay for each of the three general categories of decommissioning activities. These activities are as follows:

▪	NRC-jurisdictional radiological decommissioning (also known as “license termination”)

▪	spent fuel management and decommissioning at an independent spent fuel storage installation

▪	non-radiological purposes, i.e., site restoration

SDG&E currently anticipates a decision regarding its ability to use the monies in the NDT by the end of 2014.

SDG&E and Edison have a joint application pending with the CPUC requesting continued rate recovery to fund the NDT to ensure that the NDT has sufficient funding to pay for the estimated cost of decommissioning SONGS. SDG&E is currently authorized to recover $8 million annually to fund additional investments in the NDT to pay for the cost of decommissioning SONGS. In its pending application with the CPUC, SDG&E is requesting to recover $16 million on an annual basis to fund additional investments in the NDT. We expect a decision on this application by the end of 2014.

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

The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
At June 30, 2014:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$101	$5	$	―	$106
Municipal bonds(2)	109	6		(1)	114
Other securities(3)	190	8		(2)	196
Total debt securities	400	19		(3)	416
Equity securities	213	440		(1)	652
Cash and cash equivalents	28	―		―	28
Total	$641	$459		$(4)	$1,096
At December 31, 2013:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$116	$3		$(2)	$117
Municipal bonds	110	2		(1)	111
Other securities	155	3		(5)	153
Total debt securities	381	8		(8)	381
Equity securities	207	409		(2)	614
Cash and cash equivalents	39	―		―	39
Total	$627	$417		$(10)	$1,034
(1)	Maturity dates are 2016-2060
(2)	Maturity dates are 2014-2062
(3)	Maturity dates are 2014-2096

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Proceeds from sales(1)	$155	$192	$350	$326
Gross realized gains	―	6	4	11
Gross realized losses	(1)	(4)	(5)	(7)
(1) Excludes securities that are held to maturity.

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.

We provide additional information about SONGS in Note 11.

NOTE 10. CALIFORNIA UTILITIES' REGULATORY MATTERS

We discuss regulatory matters affecting our California Utilities in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and details of any new matters below.

JOINT MATTERS

CPUC General Rate Case (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the California Utilities to recover their reasonable cost of operations and maintenance and to provide the opportunity to realize their authorized rates of return on their investment. In May 2013, the CPUC approved a final decision (Final GRC Decision) in the California Utilities’ 2012 GRC. The Final GRC Decision was effective retroactive to January 1, 2012, and SDG&E and SoCalGas recorded the cumulative earnings effect of the retroactive application of the Final GRC Decision of $69 million and $37 million, respectively, in the second quarter of 2013. For SDG&E and SoCalGas, respectively, these amounts included an incremental earnings impact of $52 million and $25 million related to 2012 and $17 million and $12 million related to the first quarter of 2013.

The amount of revenue associated with the retroactive period is expected to be recovered in SDG&E’s rates over a 28-month period beginning in September 2013, and in SoCalGas’ rates over a 31-month period beginning in June 2013. At June 30, 2014, SDG&E reported on its Condensed Consolidated Balance Sheet $243 million as a regulatory asset, with $81 million classified as noncurrent, representing the retroactive revenue from the Final GRC Decision to be recovered by SDG&E in rates through December 2015. At June 30, 2014, SoCalGas reported on its Condensed Consolidated Balance Sheet a regulatory asset of $78 million, with $26 million as noncurrent, representing the retroactive revenue from the Final GRC Decision to be recovered in rates through December 2015.

The California Utilities filed their Notices of Intent (NOI) for the 2016 General Rate Case (2016 GRC) in July 2014. These NOIs are preliminary applications that propose revenue requirement increases of $168 million and $290 million for SDG&E and SoCalGas, respectively, over their 2015 revenue requirements. As included in the NOI, these proposed increases in revenue requirements would result in a 0.9 percent increase in SDG&E’s system average electric rate and 0.5 percent and 5.5 percent increases in SDG&E’s and SoCalGas’ system average gas rates, respectively. After the CPUC staff completes its review of the NOIs and accepts the proposed filings, SDG&E and SoCalGas expect to file their official applications in the fourth quarter of 2014. The CPUC is scheduled to issue a decision on each of the final applications in late 2015, with changes in rates to become effective on January 1, 2016.

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

In April 2012, the CPUC transferred the PSEP to the Triennial Cost Allocation Proceeding (TCAP) and authorized SDG&E and SoCalGas to establish regulatory accounts to record the incremental costs of initiating the PSEP prior to a final decision on the PSEP.

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

In June 2014, the CPUC issued a final decision in the TCAP proceeding addressing SDG&E’s and SoCalGas’ PSEP. Specifically, the decision:

▪	approved the utilities’ model for implementing PSEP;

▪
approved a process, including a reasonableness review, to determine the amount that the utilities will be authorized to recover from ratepayers of interim costs incurred to implement PSEP, which are recorded in the regulatory accounts authorized by the CPUC as noted above;

▪	approved balancing account treatment, subject to a reasonableness review, for incremental costs yet to be incurred to implement PSEP; and

▪
established the criteria to determine the amounts that would not be eligible for cost recovery, including certain costs incurred or to be incurred associated with records review, the cost of pressure testing pipelines installed after July 1, 1961 for which the company has not found sufficient records of testing, and any undepreciated balances for pipelines that were replaced as a result of this program.

In July 2014, the ORA and TURN filed a joint application for rehearing of the CPUC’s June 2014 final decision. The ORA and TURN allege that the CPUC made a legal error in directing that ratepayers, not shareholders, be responsible for the costs associated with testing or replacing transmission pipelines that were installed between January 1, 1956 and July 1, 1961 for which the California Utilities do not have a record of a pressure test. In early August 2014, the California Utilities filed their response to the application for rehearing objecting to the assertions by the ORA and TURN. The CPUC is not obligated to act on the application for rehearing by a certain date. The California Utilities are continuing to implement PSEP in accordance with the June 2014 decision.

As a result of this decision, SoCalGas recorded an after-tax earnings charge of $6 million for costs incurred in prior periods for which SoCalGas was disallowed recovery. After taking the amounts disallowed for recovery into consideration, as of June 30, 2014, SDG&E and SoCalGas have recorded PSEP implementation costs of $1 million and $48 million, respectively, in the CPUC-authorized regulatory account. SDG&E and SoCalGas expect to file a request with the CPUC by the end of 2014 for the recovery of these costs from customers.

We provide additional information regarding these rulemaking proceedings and the California Utilities’ PSEP in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Southern Gas System Reliability Project

In December 2013, SoCalGas and SDG&E filed a joint application with the CPUC seeking authority to recover the full cost of the Southern Gas System Reliability Project. Also known as the North-South Gas Project, the project will enhance reliability on the southern portions of the utilities’ integrated gas transmission system (Southern System). We estimate the cost of the project to be between $800 million to $850 million. Based on the CPUC schedule that provides for a draft decision in mid-2015, we anticipate a final CPUC decision by the end of 2015 and the project to be in service, subject to environmental permitting, by the end of 2019. We provide additional information about the project in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Natural Gas Procurement

In July 2014, the CPUC issued a proposed decision approving SoCalGas’ application for a gas cost incentive mechanism (GCIM) award of $5.8 million for natural gas procured for its core customers during the 12-month period ending March 31, 2013. SoCalGas expects a final decision on this GCIM award in the third quarter of 2014. In June 2014, SoCalGas filed an application with the CPUC for approval of a $13.7 million GCIM award for natural gas procured for its core customers during the 12-month period ending March 31, 2014. SoCalGas expects a final CPUC decision in the first half of 2015.

Energy Efficiency

In June 2014, SoCalGas and SDG&E filed advice letters requesting awards of $5.8 million and $7.6 million, respectively, based on their performance on energy efficiency programs during program years 2012 and 2013. Of these amounts, SoCalGas and SDG&E are seeking initial 2013 program awards of $1.5 million and $2.5 million, respectively, and asking that any necessary adjustment to the 2013 awards be made in 2015 after completion of the CPUC’s audit. We expect a resolution in the fourth quarter of 2014.

SDG&E MATTERS

SONGS

We discuss regulatory and other matters related to SONGS in Note 9.

Power Procurement and Resource Planning

Sycamore-Peñasquitos Transmission Project

In March 2014, the CAISO selected SDG&E, as a result of a competitive bid process, to construct the Sycamore-Peñasquitos 230-kilovolt (kV) transmission project, which will provide a 16.7-mile transmission connection between SDG&E’s Sycamore Canyon and Peñasquitos substations. In July 2014, the CPUC notified SDG&E that the application requesting a Certificate of Public Convenience and Necessity (CPCN) to construct the line, which was filed with the CPUC in April 2014, is complete. The estimated $120 million to $150 million project was identified by the CAISO and a state task force as necessary to ensure grid reliability given the closure of SONGS. The project will also serve to strengthen renewable energy infrastructure in the region. SDG&E expects a CPUC decision approving the project in the first half of 2016, with the line expected to be in service in mid-2017.

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

South Bay Substation

SDG&E filed an application in 2010 with the CPUC for a permit to construct a new substation to replace the aging and obsolete South Bay substation. The existing substation will be demolished when the new substation has been constructed, energized and all transmission lines have been transferred. In October 2013, the CPUC approved SDG&E’s permit to construct the South Bay substation at SDG&E’s proposed site. The project, estimated at $145 million to $175 million, will replace the existing 138/69-kV substation with the new 230/69/12-kV Bay Boulevard substation. In March 2014, the California Coastal Commission approved the project, subject to certain additional environmental enhancements. SDG&E is in the process of obtaining the remaining permits required to begin construction. SDG&E currently expects the project to be in service in 2017.

Federal Energy Regulatory Commission (FERC) Formulaic Rate Matters

In February 2013, SDG&E submitted its Electric Transmission Formula Rate (TO4) filing with the FERC to set the rate making methodology and rate of return for SDG&E’s FERC-regulated electric transmission operations and assets for the period beginning September 1, 2013. The filing proposed a FERC ROE of 11.3 percent and requested: 1) rates to be determined by a base period of historical costs and a forecast of capital investments and 2) a true-up period similar to balancing account treatment that is designed to provide SDG&E earnings of no more and no less than its actual cost of service including its authorized return on investment. In June and July 2013, the FERC issued orders accepting the filing, subject to refund, and established settlement and hearing procedures, with rates being effective as of 2013.

On January 31, 2014, SDG&E filed an uncontested multi-party settlement at the FERC regarding the TO4 filing. The settlement, approved by FERC in May 2014, will be in effect through December 31, 2018, is subject to a one-time right of termination by any party, and established a 10.05 percent ROE. SDG&E also has the right to seek any ROE incentives that might apply under FERC rules. SDG&E’s debt to equity ratio will be set annually based on the actual ratio at the end of each year.

Energy Resource Recovery Account (ERRA)

The ERRA is the regulatory balancing account that SDG&E uses to recover the electric fuel and purchased power costs it incurs to provide energy to its bundled service customers. SDG&E files an application with the CPUC each year to establish the ERRA revenue requirement needed for the following calendar year. Additionally, to the extent the ERRA balance exceeds a certain tolerance or “ERRA Trigger”, SDG&E must file an application to adjust its rates upward or downward, as applicable, to address the under- or over-collected ERRA balance, respectively. In February 2014, the CPUC issued a decision granting SDG&E authority to increase rates to recover an ERRA Trigger revenue requirement of $221 million, which rate increase was effective on April 1, 2014 and will continue through December 31, 2015. In May 2014, the CPUC issued a final decision approving SDG&E’s proposed 2014 ERRA revenue requirement of $1.23 billion, an increase of $242 million compared to the 2013 ERRA revenue requirement of $988 million. SDG&E expects to implement the increased revenue requirement on August 1, 2014.

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

In February 2014, the Presiding Judge assigned by the FERC to SDG&E’s annual Electric Transmission Formula Rate filing (TO3 Cycle 6) issued an Initial Decision and an Order on Summary Judgment which authorizes SDG&E to recover all of the costs incurred and allocated to SDG&E’s FERC-regulated operations resulting from settlement activities for 2007 wildfire claims for that rate cycle period. This result will stand, subject to any successful appeal by the CPUC. In connection with this proceeding, the CPUC filed an appeal in the Ninth Circuit Court of Appeal of an earlier decision by the FERC denying the CPUC’s request to postpone the FERC proceeding pending CPUC action on cost recovery of the excess wildfire costs. The FERC has sought dismissal of the CPUC’s appeal on procedural grounds. The Court of Appeal has not yet ruled.

SDG&E intends to pursue recovery of the costs it has incurred for settlement activities associated with the 2007 wildfire claims allocated to SDG&E’s CPUC-regulated operations in a future application with the CPUC. SDG&E will continue to assess the potential for recovery of these costs in rates. We discuss the impact should SDG&E conclude that recovery in rates is no longer probable in “Legal Proceedings — SDG&E — 2007 Wildfire Litigation” in Note 11. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information about 2007 wildfire litigation costs and their recovery in Note 11.

SOCALGAS MATTER

Advanced Metering Infrastructure

In November 2011, the ORA (formerly the Division of Ratepayer Advocates or DRA) and TURN filed a joint petition requesting that the CPUC reconsider its prior approval of SoCalGas’ advanced metering infrastructure (AMI) project and stay AMI deployment while the CPUC considered the request. In June 2014, the CPUC denied the ORA/TURN petition, and SoCalGas is continuing its deployment of AMI pursuant to the April 2010 CPUC decision approving the project.

NOTE 11. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We accrue losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverage and could materially adversely affect our business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, we are unable to estimate reasonably possible losses in excess of any amounts accrued.

At June 30, 2014, Sempra Energy’s accrued liabilities for material legal proceedings, including associated legal fees and costs of litigation, on a consolidated basis, were $181 million. At June 30, 2014, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $157 million and $18 million, respectively. At June 30, 2014, accrued liabilities of $115 million at Sempra Energy and SDG&E were related to wildfire litigation discussed below.

SDG&E

2007 Wildfire Litigation

In October 2007, San Diego County experienced several catastrophic wildfires. Reports issued by the California Department of Forestry and Fire Protection (Cal Fire) concluded that two of these fires (the Witch and Rice fires) were SDG&E “power line caused” and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications’ (Cox) fiber optic cable came into contact with an SDG&E power line “causing an arc and starting the fire.” Cal Fire reported that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties, and the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulting in two fatalities, approximately 40 firefighters injured and over 1,000 homes destroyed.

A September 2008 staff report issued by the CPUC’s Consumer Protection and Safety Division, now known as the Safety and Enforcement Division (CPSD), reached substantially the same conclusions as the Cal Fire reports, but also contended that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained. In April 2010, proceedings initiated by the CPUC to determine if any of its rules were violated were settled with SDG&E’s payment of $14.75 million.

Numerous parties have sued SDG&E and Sempra Energy in San Diego County Superior Court seeking recovery of unspecified amounts of damages, including punitive damages, from the three fires. They assert various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for property damages resulting from a wildfire ignited by power lines. SDG&E has resolved almost all of these lawsuits. In February 2014, the Court set a February 2015 trial date for a trial to be comprised of five of the remaining cases involving plaintiffs who claim damages resulting from the Witch fire. In June 2014, the Court continued the trial date for the Witch fire cases to June 2015.

SDG&E filed cross-complaints against Cox and three contractors, seeking indemnification for any liability that SDG&E might incur. SDG&E settled its claims against Cox and the three contractors for an aggregate of $824 million. Among other things, the settlement agreements provide that SDG&E will defend and indemnify Cox and the three contractors against all compensatory damage claims and related costs arising out of the wildfires.

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

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has now settled almost all of these claims of the approximately 6,500 plaintiffs for a total of approximately $1.25 billion. Substantially all of the remaining plaintiffs have submitted settlement demands and damage estimates, which total approximately $230 million. SDG&E does not expect additional plaintiffs to file lawsuits given the applicable statutes of limitation, but does expect to receive additional settlement demands and damage estimates from existing plaintiffs as settlement negotiations continue. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of its reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and the amounts recovered from third parties. Accordingly, although such recovery will require future regulatory approval, at June 30, 2014, Sempra Energy and SDG&E have recorded assets of $373 million in Other Regulatory Assets (long-term) on their Condensed Consolidated Balance Sheets, including $354 million related to CPUC-regulated operations, which represents the amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts recovered from third parties.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated at June 30, 2014, the resulting after-tax charge against earnings would have been up to approximately $210 million. In addition, in periods following any such conclusion, SDG&E’s earnings will be adversely impacted by increases in the estimated cost to litigate or settle pending wildfire claims.

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

Since 2010, as liabilities for wildfire litigation have become reasonably estimable in the form of settlement demands, damage estimates, and other damage information, SDG&E has recorded related reserves as a liability. Most of the impact of this liability at June 30, 2014 is offset by the recognition of regulatory assets, as discussed above, for reserves in excess of the insurance coverage and recoveries from third parties. The impact of the change in these reserves on SDG&E’s and Sempra Energy’s after-tax earnings for the three months and six months ended June 30, 2014 and 2013 were not material. Additionally, through June 30, 2014, SDG&E has expended $391 million in excess of amounts covered by insurance and amounts recovered from third parties to pay for the settlement of wildfire claims and related costs.

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

A claim for additional compensation has been submitted by one of SDG&E’s contractors on the Sunrise Powerlink project. The contractor was awarded the transmission line overhead and underground construction contract on a fixed-fee basis of $456 million after agreed-upon amendments. The contractor has asserted that it is owed additional compensation above the fixed-fee portion of the contract. In May 2013, the contractor filed claims totaling $180.3 million, including one in San Diego County for the sum of $99.2 million and the other in Imperial County for the sum of $81.1 million, seeking foreclosure of previously filed mechanics liens. In October 2013, the contractor served a Demand for Arbitration pursuant to contractual provisions. SDG&E has answered the demand and filed a counter claim against the contractor. The arbitration panel has set a June 2015 arbitration hearing date.

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

On January 27, 2014, the Montana court ordered SDG&E to continue making payments under the power purchase agreement pending a hearing on the project developer’s preliminary injunction motion. On March 14, 2014, SDG&E notified the project developer that the investment agreement expired by its own terms because a closing had not occurred by that date. The project developer is disputing SDG&E’s position. On March 28, 2014, SDG&E filed an amended complaint against the project developer in San Diego seeking damages and declaratory relief that SDG&E was entitled to terminate the power purchase agreement and to permit the investment agreement to expire. On April 25, 2014, the Montana court granted the project developer’s preliminary injunction motion to prevent SDG&E from terminating the power purchase agreement on the grounds that the project developer would be irreparably harmed if the payments were not made while the parties’ respective rights were being determined in the litigation. The court did not rule on the merits of the parties’ claims. On July 18, 2014, the Montana Supreme Court determined that Montana courts did not have jurisdiction over the parties’ dispute due to their contractual agreement to resolve any disputes in California, and ordered that the Montana action be dismissed. The San Diego court has scheduled a trial for November 2014, and the January 2, 2015 trial scheduled by the Montana court will be vacated.

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

Sempra Mexico

Permit Challenges and Property Disputes

Sempra Mexico has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul LNG terminal near Ensenada, Mexico. Ownership of the adjacent property is not required by any of the environmental or other regulatory permits issued for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility, and filed an action in the Federal Court challenging the permits. In February 2011, based on a complaint by the claimant, the municipality of Ensenada opened an administrative proceeding and sought to temporarily close the terminal based on claims of irregularities in municipal permits issued six years earlier. This attempt was promptly countermanded by Mexican federal and Baja California state authorities. No terminal permits or operations were affected as a result of these proceedings or events and the terminal has continued to operate normally. In May 2014, the municipality of Ensenada dismissed the administrative proceeding. Sempra Mexico expects additional Mexican court proceedings and governmental actions regarding the claimant’s assertions as to whether the terminal’s permits should be modified or revoked in any manner.

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

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first six months of 2014 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $95 million since December 31, 2013, primarily due to fulfillment of payment obligations and changes to forecasted gas prices in the first six months of 2014.

Sempra Natural Gas’ natural gas purchase and storage capacity commitments have decreased by $61 million since December 31, 2013, primarily due to payments on existing contracts in the first six months of 2014. Net future payments are expected to decrease by $60 million in 2014, increase by a negligible amount in 2015, and decrease by $1 million in 2016 compared to December 31, 2013.

LNG Purchase Agreements

At June 30, 2014, Sempra Natural Gas has various purchase agreements with major international companies for the supply of LNG to the Energía Costa Azul and Cameron terminals. The agreements range from short-term to multi-year periods and are priced using a predetermined formula based on natural gas market indices. Although these contracts specify a number of cargoes to be delivered, under their terms, customers may divert certain cargoes, which would reduce amounts paid under the contracts by Sempra Natural Gas.

Sempra Natural Gas’ commitments under all LNG purchase agreements, reflecting changes in forward prices since December 31, 2013 and actual transactions for the first six months of 2014, are expected to decrease by $298 million in 2014, and to increase by $22 million in 2015, $33 million in 2016, $57 million in 2017, $78 million in 2018 and $1.3 billion thereafter compared to December 31, 2013. These amounts are based on forward prices of the index applicable to each contract from 2014 to 2023 and an estimated one percent escalation per year beyond 2023. The LNG commitment amounts above are based on Sempra Natural Gas’ commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amounts possible.

Purchased-Power Contracts

SDG&E’s commitments under purchased-power contract commitments have increased by $895 million since December 31, 2013. The increase is primarily due to new contracts associated with renewable energy development projects. Net future payments are therefore expected to increase by $6 million in 2014, decrease by $54 million in 2015 and $10 million in 2016, and increase by $15 million in 2017, $46 million in 2018 and $892 million thereafter compared to December 31, 2013.

Operating Leases

In the first six months of 2014, the change to operating lease commitments at Sempra Renewables was a decrease of $83 million, primarily for the deconsolidation of the Copper Mountain Solar 3 project, as we discuss in Note 3. Net future payments are expected to decrease by $3 million in 2014, $2 million each year in 2015 through 2018 and $72 million thereafter.

Power Purchase Agreements

SDG&E has a 25-year power purchase agreement with a peaker plant facility, which became operational in 2014 and is accounted for as a capital lease. The capital lease obligation was valued at $60 million. Net changes to future minimum lease payments under all power purchase agreements are a decrease of $8 million in 2014, increases of $7 million each year in 2015 through 2018 and $155 million thereafter compared to December 31, 2013.

Construction and Development Projects

In the first six months of 2014, significant net increases to contractual commitments at SDG&E were $98 million, primarily for Palomar Energy Center and the South Bay Substation project. Net future payments under these contractual commitments are expected to increase by $77 million in 2014, $18 million in 2015, $2 million in 2016, and $1 million in 2017 compared to December 31, 2013.

In the first six months of 2014, significant net increases to contractual commitments at SoCalGas were $156 million, primarily for the Aliso Canyon Turbine Replacement Project and the PSEP. Net future payments under these contractual commitments are expected to increase by $78 million in 2014, $65 million in 2015, and $13 million in 2016 compared to December 31, 2013.

In the first six months of 2014, significant net increases to contractual commitments at Sempra Mexico were $16 million, all to be expended in 2014, for contracts related to the construction of the first phase of the Sonora Pipeline project, a natural gas transport pipeline network.

In the first six months of 2014, the change to contractual commitments at Sempra Renewables was a decrease of $496 million, primarily for the deconsolidation of the Copper Mountain Solar 3 project. Net future payments under these contractual commitments are expected to decrease by $456 million in 2014 and $40 million in 2015.

In March 2014, Cameron LNG entered into an engineering, procurement and construction contract with a joint venture consisting of CB&I Shaw Constructors, Inc., a wholly owned subsidiary of Chicago Bridge & Iron Company N.V., and Chiyoda International Corporation, a wholly owned subsidiary of Chiyoda Corporation, to construct the Cameron liquefaction project in Hackberry, Louisiana. The scope of work under this contract includes the engineering, procurement, construction, commissioning and startup of three liquefaction trains with an aggregate nameplate capacity of approximately 13.5 million tonnes per year of LNG and related infrastructure and facilities necessary for the integration of the liquefaction trains with the existing LNG receipt terminal. The construction contract is a lump-sum, date certain turnkey agreement, with a cost to Cameron LNG of approximately $6 billion as of the execution date. The lump-sum price may be adjusted based on the occurrence of well-defined events, such as change orders issued by Cameron LNG, and the occurrence of other events where an adjustment to the lump-sum price is customary for lump-sum, date certain turnkey engineering, procurement and construction agreements.

Under the contract, Cameron LNG may, in its discretion, issue a series of three limited notices to proceed to commence certain scopes of work prior to issuance of a full notice to proceed to commence all contemplated work.  Each limited notice to proceed authorizes the performance of additional, discrete portions of work and is subject to a firm cancellation cap if the contract is subsequently terminated prior to issuance of the full notice to proceed. As of June 30, 2014, Cameron LNG has issued two of the three limited notices to proceed, authorizing up to $79.8 million of expenditures in the aggregate to undertake certain mobilization and detailed engineering under the contract. Cameron LNG also has the right under the contract, subject to the terms and conditions of the joint venture documents with its partners on the project, to issue at any time the full notice to proceed to commence the full scope of work under the contract.

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

DEPARTMENT OF ENERGY (DOE) NUCLEAR FUEL DISPOSAL

The Nuclear Waste Policy Act of 1982 made the DOE responsible for the disposal of spent nuclear fuel. However, it is uncertain when the DOE will begin accepting spent nuclear fuel from SONGS. This delay will lead to increased costs for spent fuel storage. SDG&E will seek recovery for these costs from the appropriate sources, including, but not limited to, SDG&E’s Nuclear Decommissioning Trust. SDG&E will also continue to support Edison in its pursuit of legal claims on behalf of the SONGS co-owners against the DOE for its failure to timely accept the spent nuclear fuel.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,						Six months ended June 30,
	2014			2013			2014			2013
REVENUES
SDG&E		$1,063	40%		$1,064	40%		$2,050	37%	$2,003	38%
SoCalGas		917	34		904	34		2,002	37	1,887	36
Sempra South American Utilities		390	15		371	14		768	14	755	14
Sempra Mexico		186	7		163	6		387	7	331	6
Sempra Renewables		9	―		30	1		15	―	51	1
Sempra Natural Gas		236	9		218	8		496	9	471	9
Adjustments and eliminations		(2)	―		(2)	―		(2)	―	(2)	―
Intersegment revenues(1)		(121)	(5)		(97)	(3)		(243)	(4)	(195)	(4)
Total		$2,678	100%		$2,651	100%		$5,473	100%	$5,301	100%
INTEREST EXPENSE
SDG&E		$51			$49			$101		$97
SoCalGas		16			18			33		35
Sempra South American Utilities		9			5			17		12
Sempra Mexico		4			3			8		5
Sempra Renewables		1			9			1		17
Sempra Natural Gas		33			23			65		46
All other		57			59			115		122
Intercompany eliminations		(33)			(28)			(66)		(58)
Total		$138			$138			$274		$276
INTEREST INCOME
SDG&E	$	―		$	―		$	―		$1
Sempra South American Utilities		3			3			6		8
Sempra Mexico		1			―			1		1
Sempra Renewables		―			4			―		7
Sempra Natural Gas		32			20			63		31
All other		1			―			1		(1)
Intercompany eliminations		(32)			(23)			(62)		(37)
Total		$5			$4			$9		$10
DEPRECIATION AND AMORTIZATION
SDG&E		$131	45%		$107	43%		$261	45%	$241	44%
SoCalGas		107	37		80	33		212	37	180	33
Sempra South American Utilities		13	5		15	6		27	5	30	6
Sempra Mexico		15	5		15	6		31	5	31	6
Sempra Renewables		2	1		7	3		3	1	15	3
Sempra Natural Gas		16	6		20	8		33	6	40	7
All other		4	1		3	1		7	1	5	1
Total		$288	100%		$247	100%		$574	100%	$542	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E		$69			$12			$152		$63
SoCalGas		28			45			66		69
Sempra South American Utilities		18			17			33		34
Sempra Mexico		12			2			24		28
Sempra Renewables		(13)			(9)			(19)		(17)
Sempra Natural Gas		3			6			9		39
All other		(24)			(41)			(45)		(6)
Total		$93			$32			$220		$210

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended June 30,					Six months ended June 30,
	2014			2013		2014		2013
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Renewables		$9		$(3)		$11		$(2)
Sempra Natural Gas		14		11		29		20
Total		$23		$8		$40		$18
Earnings (losses) recorded net of tax:
Sempra South American Utilities	$	―		$(7)		$(2)		$(14)
Sempra Mexico		9		8		17		19
Total		$9		$1		$15		$5
EARNINGS (LOSSES)
SDG&E(2)		$123	46%	$65	26%	$222	43%	$156	37%
SoCalGas(3)		80	30	118	48	158	31	164	39
Sempra South American Utilities		42	15	34	14	77	15	71	17
Sempra Mexico		34	13	26	11	76	15	57	13
Sempra Renewables		18	7	15	6	46	9	19	4
Sempra Natural Gas		4	1	9	4	13	2	62	15
All other		(32)	(12)	(22)	(9)	(76)	(15)	(106)	(25)
Total		$269	100%	$245	100%	$516	100%	$423	100%
						Six months ended June 30,
						2014		2013
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E						$543	36%	$446	40%
SoCalGas						500	33	340	30
Sempra South American Utilities						89	6	66	6
Sempra Mexico						189	13	161	14
Sempra Renewables						122	8	61	5
Sempra Natural Gas						67	4	55	5
All other						3	―	1	―
Total						$1,513	100%	$1,130	100%
						June 30, 2014		December 31, 2013
ASSETS
SDG&E						$15,767	41%	$15,377	41%
SoCalGas						9,294	24	9,147	25
Sempra South American Utilities						3,546	9	3,531	10
Sempra Mexico						3,441	9	3,246	9
Sempra Renewables						1,293	4	1,219	3
Sempra Natural Gas						6,252	16	7,200	19
All other						1,174	3	838	2
Intersegment receivables						(2,460)	(6)	(3,314)	(9)
Total						$38,307	100%	$37,244	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra South American Utilities						$(5)		$(3)
Sempra Mexico						392		379
Sempra Renewables						874		707
Sempra Natural Gas						343		329
All other						73		73
Total						$1,677		$1,485
(1)			Revenues for reportable segments include intersegment revenues of:

$2 million, $16 million, $23 million and $80 million for the three months ended June 30, 2014; $5 million, $34 million, $45 million and $159 million for the six months ended June 30, 2014; $2 million, $16 million, $23 million and $56 million for the three months ended June 30, 2013; and $4 million, $31 million, $45 million and $115 million for the six months ended June 30, 2013 for SDG&E, SoCalGas, Sempra Mexico and Sempra Natural Gas, respectively.

(2)			After preferred dividends for 2013.
(3)			After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto contained in our 2013 Annual Report on Form 10-K (Annual Report) and “Risk Factors” contained in our Annual Report.

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

Our earnings increased by $24 million (10%) to $269 million in the three months ended June 30, 2014, while diluted earnings per share increased by $0.10 per share (10%) to $1.08 per share. For the six months ended June 30, 2014, our earnings increased by $93 million (22%) to $516 million, while diluted earnings per share increased by $0.37 per share (22%) to $2.07 per share.

Due to the delay in the issuance of a final decision in the California Utilities’ 2012 General Rate Case (GRC), which was issued by the California Public Utilities Commission (CPUC) in May 2013 and effective retroactive to January 1, 2012, the California Utilities recorded incremental earnings of $106 million ($69 million at SDG&E and $37 million at SoCalGas) in the second quarter of 2013 from the retroactive impact for 2012 and the first quarter of 2013. We provide additional information on the 2012 GRC in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

The net increase in our earnings and diluted earnings per share for the three-month period was primarily due to the following increases (decreases), by segment:

SDG&E

▪
$119 million ($0.48 per share) charge in the second quarter of 2013 for loss from plant closure associated with SDG&E’s investment in the San Onofre Nuclear Generating Station (SONGS) nuclear facility, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein

▪
$(69) million ($0.27 per share) favorable impact on second quarter 2013 earnings from the retroactive application for 2012 ($52 million) and the first quarter of 2013 ($17 million) of the final decision in the 2012 GRC, as discussed above

▪	$7 million higher CPUC base operating margin authorized for 2014 in the 2012 GRC and lower non-refundable operating costs

SoCalGas

▪
$(37) million ($0.15 per share) favorable impact on second quarter 2013 earnings from the retroactive application for 2012 ($25 million) and the first quarter of 2013 ($12 million) of the final decision in the 2012 GRC, as discussed above

▪	$9 million higher CPUC base operating margin authorized for 2014 in the 2012 GRC, net of higher non-refundable operating costs

Sempra Mexico

▪	$11 million allowance for funds used during construction (AFUDC) in 2014 related to equity associated with construction of the natural gas pipeline in Sonora

Parent and Other

▪	$(12) million income tax expense in 2014 for planned repatriation of current year foreign earnings

The net increase in our earnings and diluted earnings per share for the six-month period ended June 30, 2014 was primarily impacted by the following increases (decreases), by segment:

SDG&E

▪
$119 million ($0.48 per share) charge in the second quarter of 2013 for loss from plant closure associated with SDG&E’s investment in SONGS, compared to a $(9) million ($0.04 per share) charge in the first quarter of 2014 to adjust the total loss from plant closure based on a proposed settlement agreement filed with the CPUC, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein

▪	$9 million higher CPUC base operating margin authorized for 2014 in the 2012 GRC and lower non-refundable operating costs

▪	$(52) million ($0.21 per share) favorable impact on 2013 earnings from the retroactive application for 2012 of the final decision in the 2012 GRC

SoCalGas

▪	$(25) million ($0.10 per share) favorable impact on 2013 earnings from the retroactive application for 2012 of the final decision in the 2012 GRC

▪	$23 million higher CPUC base operating margin authorized for 2014 in the 2012 GRC and lower non-refundable operating costs

Sempra Mexico

▪	$20 million AFUDC in 2014 related to equity associated with construction of the natural gas pipeline in Sonora

▪	$(10) million decrease in Sempra Mexico’s earnings for earnings attributable to noncontrolling interests at IEnova following its March 2013 offerings of 18.9 percent of IEnova common stock

Sempra Renewables

▪	$16 million ($0.07 per share) gain from the sale of a 50-percent equity interest in Copper Mountain Solar 3 in the first quarter of 2014

Sempra Natural Gas

▪	$(44) million ($0.18 per share) gain on the sale of one 625-megawatt (MW) block of Sempra Natural Gas’ 1,250-MW Mesquite Power natural gas-fired power plant in the first quarter of 2013

Parent and Other

▪	$63 million ($0.25 per share) income tax expense in the first quarter of 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings

▪	$(24) million income tax expense in 2014 for planned repatriation of current year foreign earnings

The following table shows our earnings (losses) by segment, which we discuss below in “Segment Results.”

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
California Utilities:
SDG&E(1)	$123	46%	$65	26%	$222	43%	$156	37%
SoCalGas(2)	80	30	118	48	158	31	164	39
Sempra International:
Sempra South American Utilities	42	15	34	14	77	15	71	17
Sempra Mexico	34	13	26	11	76	15	57	13
Sempra U.S. Gas & Power:
Sempra Renewables	18	7	15	6	46	9	19	4
Sempra Natural Gas	4	1	9	4	13	2	62	15
Parent and other(3)	(32)	(12)	(22)	(9)	(76)	(15)	(106)	(25)
Earnings	$269	100%	$245	100%	$516	100%	$423	100%
(1)		After preferred dividends for 2013.
(2)		After preferred dividends.
(3)
Includes after-tax interest expense ($34 million and $35 million for the three months ended June 30, 2014 and 2013, respectively, and $69 million and $73 million for the six months ended June 30, 2014 and 2013, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SEGMENT RESULTS

The following section is a discussion of earnings (losses) by Sempra Energy segment, as presented in the table above. Variance amounts are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted.

EARNINGS BY SEGMENT – CALIFORNIA UTILITIES
(Dollars in millions)

Due to the delay in the issuance of a final decision in the California Utilities’ 2012 GRC, which was issued by the CPUC in May 2013 and effective retroactive to January 1, 2012, the California Utilities recorded incremental earnings of $106 million ($69 million at SDG&E and $37 million at SoCalGas) in the second quarter of 2013 from the retroactive impact for 2012 and the first quarter of 2013. We provide additional information on the 2012 GRC in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

SDG&E

Our SDG&E segment recorded earnings of:

▪	$123 million in the three months ended June 30, 2014

▪	$65 million in the three months ended June 30, 2013 ($66 million before preferred dividends)

▪	$222 million for the first six months of 2014

▪	$156 million for the first six months of 2013 ($158 million before preferred dividends)

The increase in earnings of $58 million (89%) in the three months ended June 30, 2014 was primarily due to:

▪	$119 million charge in the second quarter of 2013 for loss from plant closure associated with SDG&E’s investment in SONGS; and

▪	$7 million higher CPUC base operating margin authorized for 2014 in the 2012 GRC and lower non-refundable operating costs; offset by

▪	$69 million favorable impact on second quarter 2013 earnings from the retroactive application for 2012 ($52 million) and the first quarter of 2013 ($17 million) of the final decision in the 2012 GRC.

The increase in earnings of $66 million (42%) in the first six months of 2014 was primarily due to:

▪
$119 million charge in the second quarter of 2013 for loss from plant closure associated with SDG&E’s investment in SONGS, compared to a $9 million charge to adjust the total loss from plant closure in 2014, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$9 million higher CPUC base operating margin authorized for 2014 in the 2012 GRC and lower non-refundable operating costs; offset by

▪	$52 million favorable impact on 2013 earnings from the retroactive application for 2012 of the final decision in the 2012 GRC; and

▪	$4 million lower earnings from electric transmission operations primarily due to lower Federal Energy Regulatory Commission (FERC)-authorized return on equity.

SoCalGas

Our SoCalGas segment recorded earnings of:

▪	$80 million in the three months ended June 30, 2014 ($81 million before preferred dividends)

▪	$118 million in the three months ended June 30, 2013 ($119 million before preferred dividends)

▪	$158 million for the first six months of 2014 ($159 million before preferred dividends)

▪	$164 million for the first six months of 2013 ($165 million before preferred dividends)

The decrease in earnings of $38 million (32%) in the three months ended June 30, 2014 was primarily due to:

▪	$37 million favorable impact on second quarter 2013 earnings from the retroactive application for 2012 ($25 million) and the first quarter of 2013 ($12 million) of the final decision in the 2012 GRC;

▪
$6 million write-off in 2014 of certain costs incurred associated with the Pipeline Safety Enhancement Plan (PSEP) that were disallowed for recovery in the final PSEP decision (as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein); and

▪	$4 million favorable adjustment to prior years’ income tax items in 2013; offset by

▪	$9 million higher CPUC base operating margin authorized for 2014 in the 2012 GRC, net of higher non-refundable operating costs.

The decrease in earnings of $6 million (4%) in the first six months of 2014 was primarily due to:

▪	$25 million favorable impact on 2013 earnings from the retroactive application for 2012 of the final decision in the 2012 GRC; and

▪	$6 million write-off in 2014 of certain PSEP costs that were disallowed for recovery in the final PSEP decision; offset by

▪	$23 million higher CPUC base operating margin authorized for 2014 in the 2012 GRC and lower non-refundable operating costs.

EARNINGS BY SEGMENT – SEMPRA INTERNATIONAL
(Dollars in millions)

Sempra South American Utilities

Our Sempra South American Utilities segment recorded earnings of:

▪	$42 million in the three months ended June 30, 2014

▪	$34 million in the three months ended June 30, 2013

▪	$77 million for the first six months of 2014

▪	$71 million for the first six months of 2013

The increase in earnings of $8 million (24%) in the three months ended June 30, 2014 was primarily due to:

▪	$9 million higher earnings from operations mainly due to an increase in volume, primarily from customer growth, and lower costs compared to prior year;

▪
$4 million loss in 2013 from the sale of our investment in two Argentine natural gas utility holding companies, as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$3 million equity losses from joint venture in 2013 resulting from a forward exchange contract to manage foreign currency exchange rate risk; offset by

▪	$3 million lower earnings from foreign currency effects; and

▪	$3 million higher interest expense in Chile related to inflationary effect on local bonds.

The increase in earnings of $6 million (8%) in the six months ended June 30, 2014 was primarily due to:

▪	$11 million equity losses related to our investments in two Argentine natural gas utility holding companies that were sold in 2013; and

▪	$8 million higher earnings from operations mainly due to an increase in volume, primarily from customer growth, and lower costs compared to prior year; offset by

▪	$8 million lower earnings from foreign currency effects; and

▪	$5 million higher interest expense in Chile related to inflationary effect on local bonds.

Sempra Mexico

Our Sempra Mexico segment recorded earnings of:

▪	$34 million in the three months ended June 30, 2014

▪	$26 million in the three months ended June 30, 2013

▪	$76 million for the first six months of 2014

▪	$57 million for the first six months of 2013

The increase in earnings of $8 million (31%) in the three months ended June 30, 2014 was primarily due to:

▪	$11 million AFUDC related to equity associated with construction of the natural gas pipeline in Sonora; and

▪	$5 million favorable translation effect primarily on Peso-denominated receivables; offset by

▪	$7 million income tax variance primarily due to the effects from foreign currency and translation of deferred tax balances.

The increase in earnings of $19 million (33%) in the first six months of 2014 was primarily due to:

▪	$20 million AFUDC related to equity associated with construction of the natural gas pipeline in Sonora;

▪	$6 million higher earnings and lower cost from operations mainly due to prior year’s scheduled major maintenance at our Mexicali power plant; and

▪	$3 million lower income tax expense including the effects from foreign currency and inflation; offset by

▪	$19 million earnings attributable to noncontrolling interests at IEnova in 2014 compared to $9 million in 2013.

EARNINGS BY SEGMENT – SEMPRA U.S. GAS & POWER
(Dollars in millions)

Sempra Renewables

Our Sempra Renewables segment recorded earnings of:

▪	$18 million in the three months ended June 30, 2014

▪	$15 million in the three months ended June 30, 2013

▪	$46 million for the first six months of 2014

▪	$19 million for the first six months of 2013

The increase in earnings of $3 million (20%) in the three months ended June 30, 2014 was primarily due to:

▪	$4 million higher earnings attributable to our wind assets; and

▪	$3 million higher deferred income tax benefits from projects placed in service in 2014; offset by

▪	$2 million lower earnings from interest rate hedges associated with our solar assets.

The increase in earnings of $27 million in the first six months of 2014 was primarily due to:

▪	$16 million gain from the sale of a 50-percent equity interest in Copper Mountain Solar 3; and

▪
$10 million higher deferred income tax benefits, including the benefits of projects placed in service in 2014 and a $5 million reduction of benefits in 2013 as a result of Treasury Grant sequestration.

Sempra Natural Gas

Our Sempra Natural Gas segment recorded earnings of:

▪	$4 million in the three months ended June 30, 2014

▪	$9 million in the three months ended June 30, 2013

▪	$13 million for the first six months of 2014

▪	$62 million for the first six months of 2013

The decrease in earnings of $5 million (56%) in the three months ended June 30, 2014 was primarily due to:

▪	$9 million lower results primarily from mark-to-market gains in 2013 from gas storage operations driven by change in gas prices; offset by

▪	$3 million lower operating costs at the Mesquite Power plant, primarily depreciation due to the classification of the remaining 625-MW block as an asset held for sale.

The decrease in earnings of $49 million in the first six months of 2014 was primarily due to:

▪	$44 million gain in 2013 on the sale of a 625-MW block of its Mesquite Power plant, net of related expenses;

▪	$7 million lower earnings, primarily from LNG marketing operations, offset by the impact of higher natural gas prices in 2014; and

▪	$5 million lower results including mark-to-market gains in 2013 from gas storage operations driven by change in natural gas prices; offset by

▪	$7 million lower operating costs at the Mesquite Power plant, primarily depreciation due to the classification of the remaining 625-MW block as an asset held for sale.

Parent and Other

Losses for Parent and Other were

▪	$32 million in the three months ended June 30, 2014

▪	$22 million in the three months ended June 30, 2013

▪	$76 million for the first six months of 2014

▪	$106 million for the first six months of 2013

The increase in losses of $10 million (45%) in the three months ended June 30, 2014 was primarily due to:

▪	$12 million income tax expense for planned repatriation of current year foreign earnings; offset by

▪	$3 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans.

The decrease in losses of $30 million (28%) in the first six months of 2014 was primarily due to:

▪	$63 million income tax expense in 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings; offset by

▪	$24 million income tax expense for planned repatriation of current year foreign earnings; and

▪	$6 million higher net interest expense.

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

The table below summarizes revenues and cost of sales for our utilities, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Electric revenues:
SDG&E	$948	$943	$1,759	$1,715
Sempra South American Utilities	364	340	718	700
Eliminations and adjustments	(3)	(3)	(5)	(4)
Total	1,309	1,280	2,472	2,411
Natural gas revenues:
SoCalGas	917	904	2,002	1,887
SDG&E	115	121	291	288
Sempra Mexico	26	24	59	51
Sempra Natural Gas	20	20	67	62
Eliminations and adjustments	(17)	(17)	(36)	(33)
Total	1,061	1,052	2,383	2,255
Total utilities revenues	$2,370	$2,332	$4,855	$4,666
Cost of electric fuel and purchased power:
SDG&E	$329	$252	$595	$461
Sempra South American Utilities	242	225	486	463
Total	$571	$477	$1,081	$924
Cost of natural gas:
SoCalGas	$321	$303	$829	$757
SDG&E	51	45	126	121
Sempra Mexico	18	16	40	32
Sempra Natural Gas	7	6	27	20
Eliminations and adjustments	(2)	(5)	(7)	(9)
Total	$395	$365	$1,015	$921

Sempra Energy Consolidated

Electric Revenues

During the three months ended June 30, 2014, our electric revenues increased by $29 million (2%) to $1.3 billion primarily due to $24 million at Sempra South American Utilities, mainly due to higher rates and volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects.

Electric revenues also increased by $5 million at SDG&E during the three-month period due to:

▪	$77 million increase in cost of electric fuel and purchased power, which we discuss below;

▪	$15 million higher authorized revenues from electric transmission; and

▪	$9 million increase in authorized revenues from 2014 attrition; offset by

▪
$78 million favorable impact on 2013 revenues from the retroactive application of the 2012 GRC decision, recorded in the second quarter of 2013, for the period from January 2012 through March 2013; and

▪	$14 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

Our utilities’ cost of electric fuel and purchased power increased by $94 million (20%) to $571 million in the three months ended June 30, 2014 due to:

▪	$77 million increase at SDG&E, which we discuss below; and

▪	$17 million increase at our South American utilities driven primarily by higher rates and volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects.

During the six months ended June 30, 2014, our electric revenues increased by $61 million (3%) to $2.5 billion primarily due to:

▪	a $44 million increase at SDG&E, which included

□	$134 million increase in cost of electric fuel and purchased power, which we discuss below,

□	$18 million increase in authorized revenues from 2014 attrition, and

□	$11 million higher authorized revenues from electric transmission, offset by

□	$61 million favorable impact on 2013 revenues from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012,

□	$45 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses, and

□	$15 million loss of revenue from SONGS due to the early closure of the plant in the second quarter of 2013; and

▪	$18 million increase at Sempra South American Utilities, primarily due to higher rates and volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects.

Our utilities’ cost of electric fuel and purchased power increased by $157 million (17%) to $1.1 billion in the six months ended June 30, 2014 due to:

▪	$134 million increase at SDG&E, which we discuss below; and

▪	$23 million increase at our South American utilities driven primarily by higher rates and volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects.

We discuss the changes in electric revenues and the cost of electric fuel and purchased power for SDG&E in more detail below.

Natural Gas Revenues

During the three months ended June 30, 2014, Sempra Energy’s natural gas revenues increased by $9 million (1%), remaining at $1.1 billion, and the cost of natural gas increased by $30 million (8%) to $395 million. The increase in natural gas revenues included

▪	increases in cost of natural gas sold at SoCalGas and SDG&E, as we discuss below;

▪	$16 million higher recovery of costs at SoCalGas associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪	$13 million increase in authorized revenues from 2014 attrition at SoCalGas; offset by

▪	$53 million favorable impact on 2013 revenues from the retroactive application of the 2012 GRC decision, recorded in the second quarter of 2013, for the period from January 2012 through March 2013.

During the first six months of 2014,  Sempra Energy’s natural gas revenues increased by $128 million (6%) to $2.4 billion, and the cost of natural gas increased by $94 million (10%) to $1.0 billion. The increase in natural gas revenues included

▪	increases in cost of natural gas sold at SoCalGas and SDG&E, as we discuss below;

▪	$30 million increase in authorized revenues from 2014 attrition at the California Utilities; and

▪	$28 million higher recovery of costs at SoCalGas associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; offset by

▪	$30 million favorable impact on 2013 revenues from the retroactive application of the 2012 GRC decision, recorded in the second quarter of 2013, for the period from January 2012 through December 2012.

We discuss the changes in natural gas revenues and the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for SDG&E for the six-month periods ended June 30, 2014 and 2013. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in cost, electric revenues recorded during a period are impacted by customer billing cycles causing a difference between customer billings and recorded or authorized costs. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Six months ended June 30, 2014		Six months ended June 30, 2013
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	3,383	$581	3,595	$589
Commercial	3,311	606	3,239	492
Industrial	986	147	939	117
Direct access(1)	1,704	88	1,594	65
Street and highway lighting	44	7	43	6
	9,428	1,429	9,410	1,269
CAISO shared transmission revenue - net(2)		115		115
Other revenues		81		88
Balancing accounts		134		243
Total(3)		$1,759		$1,715
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

(2)		California Independent System Operator (CAISO).
(3)		Includes sales to affiliates of $5 million in 2014 and $4 million in 2013.

For the three months ended June 30, 2014, SDG&E’s electric revenues increased $5 million (1%) to $948 million compared to the corresponding period of 2013 primarily due to:

▪	$77 million increase in cost of electric fuel and purchased power, including

□	an increase in purchased power primarily due to the incremental purchase of renewable energy at higher prices, offset by

□	a decrease in cost of electric fuel primarily due to planned outages at SDG&E-owned generation facilities;

▪	$15 million higher authorized revenues from electric transmission; and

▪	$9 million increase in authorized revenues from 2014 attrition; offset by

▪
$78 million favorable impact on 2013 revenues from the retroactive application of the 2012 GRC decision, recorded in the second quarter of 2013, for the period from January 2012 through March 2013; and

▪	$14 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

In the first six months of 2014, SDG&E’s electric revenues increased by $44 million (3%) to $1.8 billion primarily due to:

▪	$134 million increase in cost of electric fuel and purchased power, including

□	an increase in purchased power primarily due to the incremental purchase of renewable energy at higher prices, offset by

□	a decrease in cost of electric fuel primarily due to planned outages at SDG&E-owned generation facilities;

▪	$18 million increase in authorized revenues from 2014 attrition; and

▪	$11 million higher authorized revenues from electric transmission; offset by

▪	$61 million favorable impact on 2013 revenues from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012;

▪	$45 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪	$15 million loss of revenue from SONGS due to the early closure of the plant in the second quarter of 2013.

We do not include in the Condensed Consolidated Statements of Operations the commodity costs (and the revenues to recover those costs) associated with long-term contracts in 2013 that were allocated to SDG&E by the California Department of Water Resources. However, we do include the associated volumes and distribution revenues in the table above. We provide further discussion of these contracts in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E and SoCalGas: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for SDG&E and SoCalGas for the six-month periods ended June 30, 2014 and 2013. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized costs. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
Six months ended June 30, 2014:
Residential	15	$188	―	$	―	15	$188
Commercial and industrial	8	61	4		6	12	67
Electric generation plants(1)	―	―	13		1	13	1
	23	$249	17		$7	40	256
Other revenues							22
Balancing accounts							13
Total(2)							$291
Six months ended June 30, 2013:
Residential	19	$198	―		$1	19	$199
Commercial and industrial	8	54	5		6	13	60
Electric generation plants	―	―	12		7	12	7
	27	$252	17		$14	44	266
Other revenues							20
Balancing accounts							2
Total(2)							$288
(1)		Lower electric generation plants revenue in 2014 compared to 2013 is due to refunds of previous overcollections to adjust forecasted rates to actual.
(2)		Includes sales to affiliates of $1 million in both 2014 and 2013.

During the three months ended June 30, 2014, SDG&E’s natural gas revenues decreased by $6 million (5%) to $115 million, while the cost of natural gas sold increased by $6 million (13%) to $51 million. The decrease in revenues was primarily due to:

▪	$12 million from the retroactive application of the 2012 GRC decision, recorded in the second quarter of 2013, for the period from January 2012 through March 2013; offset by

▪	higher cost of natural gas sold, as we discuss below.

SDG&E’s average cost of natural gas for the three months ended June 30, 2014 was $5.83 per thousand cubic feet (Mcf) compared to $4.67 per Mcf for the corresponding period in 2013, a 25-percent increase of $1.16 per Mcf, resulting in higher revenues and cost of $10 million. The increase in the cost of natural gas sold was offset by lower sales volumes, which resulted in lower revenues and cost of $4 million.

During the six months ended June 30, 2014, SDG&E’s natural gas revenues increased by $3 million (1%) to $291 million, and the cost of natural gas increased by $5 million (4%) to $126 million. The increase in revenues was primarily due to:

▪	higher cost of natural gas sold, offset by lower demand, as we discuss below; and

▪	$4 million increase in authorized revenues from 2014 attrition; offset by

▪	$5 million from the retroactive application of the 2012 GRC decision, recorded in the second quarter of 2013, for the period from January 2012 through December 2012.

SDG&E’s average cost of natural gas for the six months ended June 30, 2014 was $5.50 per Mcf compared to $4.36 per Mcf for the corresponding period in 2013, a 26-percent increase of $1.14 per Mcf, resulting in higher revenues and cost of $26 million. The increase in the cost of natural gas sold was offset by lower demand for natural gas primarily from a warmer winter in 2014 compared to the same period in 2013, which resulted in lower revenues and cost of $21 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Six months ended June 30, 2014:
Residential	109	$1,189	1	$6	110	$1,195
Commercial and industrial	48	411	145	132	193	543
Electric generation plants	―	―	85	20	85	20
Wholesale	―	―	72	13	72	13
	157	$1,600	303	$171	460	1,771
Other revenues						49
Balancing accounts						182
Total(1)						$2,002
Six months ended June 30, 2013:
Residential	134	$1,208	1	$4	135	$1,212
Commercial and industrial	53	364	143	119	196	483
Electric generation plants	―	―	85	19	85	19
Wholesale	―	―	84	13	84	13
	187	$1,572	313	$155	500	1,727
Other revenues						45
Balancing accounts						115
Total(1)						$1,887
(1)		Includes sales to affiliates of $34 million in 2014 and $31 million in 2013.

During the three months ended June 30, 2014, SoCalGas’ natural gas revenues increased by $13 million (1%) to $917 million, and the cost of natural gas sold increased by $18 million (6%) to $321 million. The revenue increase included

▪	an increase in the market price of natural gas purchased, offset by lower demand, as we discuss below;

▪	$16 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪	$13 million increase in authorized revenues from 2014 attrition; offset by

▪	$41 million favorable impact from the retroactive application of the 2012 GRC decision, recorded in the second quarter of 2013, for the period from January 2012 through March 2013.

SoCalGas’ average cost of natural gas for the three months ended June 30, 2014 was $5.28 per Mcf compared to $4.68 per Mcf for the corresponding period in 2013, a 13-percent increase of $0.60 per Mcf, resulting in higher revenues and cost of $36 million. The increase in the average cost of natural gas sold was offset by lower sales volumes, which resulted in lower revenues and cost of $18 million.

During the six months ended June 30, 2014, SoCalGas’ natural gas revenues increased by $115 million (6%) to $2.0 billion, and the cost of natural gas sold increased by $72 million (10%) to $829 million. The revenue increase included

▪	an increase in the market price of natural gas purchased, offset by lower demand, as we discuss below;

▪	$28 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪	$26 million increase in authorized revenues from 2014 attrition; offset by

▪	$25 million favorable impact from the retroactive application of the 2012 GRC decision, recorded in the second quarter of 2013, for the period from January 2012 through December 2012.

For the first six months of 2014, SoCalGas’ average cost of natural gas was $5.27 per Mcf compared to $4.04 per Mcf for the corresponding period in 2013, a 30-percent increase of $1.23 per Mcf, resulting in higher revenues and cost of $194 million. The increase in the average cost of natural gas sold was offset by lower demand for natural gas primarily from a warmer winter in 2014 compared to the same period in 2013, which resulted in lower revenues and cost of $122 million.

Other Utilities: Revenues and Cost of Sales

Revenues generated by Chilquinta Energía and Luz del Sur are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. The bases for the tariffs do not meet the requirement necessary for treatment under applicable accounting principles generally accepted in the United States of America (U.S. GAAP) for regulatory accounting. We discuss revenue recognition further for Chilquinta Energía and Luz del Sur in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Operations of Mobile Gas, Willmut Gas and Ecogas qualify for regulatory accounting treatment under applicable U.S. GAAP, similar to the California Utilities.

The table below summarizes natural gas and electric revenues for our utilities outside of California for the six-month periods ended June 30, 2014 and 2013:

OTHER UTILITIES
NATURAL GAS AND ELECTRIC REVENUES
(Dollars in millions)
	Six months ended June 30, 2014		Six months ended June 30, 2013
	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Sempra Mexico — Ecogas	11	$59	12	$51
Sempra Natural Gas:
Mobile Gas (including transportation)	20	52	21	50
Willmut Gas	2	15	2	12
Total	33	$126	35	$113

Electric Sales (million kilowatt hours):
Sempra South American Utilities:
Luz del Sur	3,668	$428	3,488	$397
Chilquinta Energía	1,496	265	1,450	274
	5,164	693	4,938	671
Other service revenues		25		29
Total		$718		$700

Energy-Related Businesses: Revenues and Cost of Sales

The table below shows revenues and cost of sales for our energy-related businesses:

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,			Six months ended June 30,
	2014	2013		2014	2013
Energy-related businesses revenues:
Sempra South American Utilities	$26		$31	$50		$55
Sempra Mexico	160		139	328		280
Sempra Renewables	9		30	15		51
Sempra Natural Gas	216		198	429		409
Intersegment revenues, adjustments and eliminations(1)	(103)		(79)	(204)		(160)
Total energy-related businesses revenues	$308		$319	$618		$635
Cost of natural gas, electric fuel and purchased power(2):
Sempra South American Utilities	$4	$	―	$7	$	―
Sempra Mexico	81		58	164		117
Sempra Renewables	―		1	―		3
Sempra Natural Gas	143		114	294		244
Adjustments and eliminations(1)	(102)		(79)	(201)		(159)
Total cost of natural gas, electric fuel
and purchased power	$126		$94	$264		$205
Other cost of sales(2):
Sempra South American Utilities	$19		$21	$33		$40
Sempra Mexico	2		6	5		15
Sempra Natural Gas	23		24	46		47
Adjustments and eliminations(1)	(2)		(2)	(4)		(5)
Total other cost of sales	$42		$49	$80		$97
(1)	Includes eliminations of intercompany activity.
(2)	Excludes depreciation and amortization, which are shown separately on the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2014, revenues from our energy-related businesses decreased by $11 million (3%) to $308 million. The decrease included

▪	$24 million primarily from higher intercompany eliminations associated with sales between Sempra Natural Gas and Sempra Mexico; and

▪	$21 million lower revenues at Sempra Renewables mainly due to the deconsolidation of Mesquite Solar 1 and Copper Mountain Solar 2 in the third quarter of 2013; offset by

▪	$21 million higher revenues at Sempra Mexico primarily due to higher natural gas and power prices and volumes; and

▪
$18 million increase at Sempra Natural Gas in 2014 mainly from the favorable impact of higher natural gas prices in 2014 and higher revenues from its LNG marketing operations, offset by mark-to-market gains in 2013 at its gas storage operations driven by change in gas prices.

During the three months ended June 30, 2014, the cost of natural gas, electric fuel and purchased power for our energy-related businesses increased by $32 million (34%) to $126 million primarily due to:

▪	a $29 million increase at Sempra Natural Gas primarily due to higher natural gas costs; and

▪	a $23 million increase at Sempra Mexico primarily due to higher natural gas costs and volumes; offset by

▪	$23 million higher intercompany eliminations of costs primarily associated with sales between Sempra Natural Gas and Sempra Mexico.

For the first six months of 2014, revenues from our energy-related businesses decreased by $17 million (3%) to $618 million. The decrease included

▪	$44 million higher intercompany eliminations primarily associated with sales between Sempra Natural Gas and Sempra Mexico; and

▪	$36 million lower revenues at Sempra Renewables mainly due to the deconsolidation of Mesquite Solar 1 and Copper Mountain Solar 2 in the third quarter of 2013; offset by

▪	$48 million higher revenues at Sempra Mexico primarily due to higher natural gas and power prices and volumes; and

▪
$20 million increase at Sempra Natural Gas in 2014 mainly from the favorable impact of higher natural gas prices in 2014, offset by lower revenues from its LNG marketing operations and mark-to-market gains in 2013 at its gas storage operations driven by change in gas prices.

For the first six months of 2014, the cost of natural gas, electric fuel and purchased power for our energy-related businesses increased by $59 million (29%) to $264 million primarily due to:

▪	a $50 million increase at Sempra Natural Gas primarily due to higher natural gas costs; and

▪	a $47 million increase at Sempra Mexico primarily due to higher natural gas costs and volumes; offset by

▪	$42 million primarily from higher intercompany eliminations of costs associated with sales between Sempra Natural Gas and Sempra Mexico.

Operation and Maintenance

Sempra Energy Consolidated

For the three months ended June 30, 2014, our operation and maintenance expenses decreased by $11 million (1%) to $729 million and by $59 million (4%) to $1.4 billion in the first six months of 2014. The changes in both periods were primarily attributable to SDG&E and SoCalGas, which we discuss below.

SDG&E

For the three months ended June 30, 2014, SDG&E’s operation and maintenance expenses decreased by $33 million (11%) to $256 million primarily due to:

▪
$14 million lower expenses associated with CPUC-authorized refundable programs, including $15 million due to lower operation and maintenance expenses at SONGS, for which all costs incurred are fully recovered in revenue (refundable program expenses);

▪	$14 million lower operation and maintenance costs, including labor, contract services and administrative and support costs (non-refundable operating costs); and

▪	$4 million decrease at Otay Mesa VIE.

In the first six months of 2014, SDG&E’s operation and maintenance expenses decreased by $78 million (13%) to $508 million primarily due to:

▪
$48 million lower expenses associated with CPUC-authorized refundable programs, including $35 million due to lower operation and maintenance expenses at SONGS, for which all costs incurred are fully recovered in revenue (refundable program expenses);

▪	$16 million decrease at Otay Mesa VIE; and

▪	$15 million lower operation and maintenance costs, including labor, contract services and administrative and support costs (non-refundable operating costs).

SoCalGas

For the three months ended June 30, 2014, SoCalGas’ operation and maintenance expenses increased by $21 million (7%) to $337 million primarily due to:

▪	$16 million higher expenses associated with CPUC-authorized refundable programs for which all costs incurred are fully recovered in revenue (refundable program expenses); and

▪	$5 million higher operation and maintenance costs, including labor, contract services and administrative and support costs (non-refundable operating costs).

In the first six months of 2014, SoCalGas’ operation and maintenance expenses increased by $20 million (3%) to $642 million primarily due to:

▪	$28 million higher expenses associated with CPUC-authorized refundable programs for which all costs incurred are fully recovered in revenue (refundable program expenses); offset by

▪	$7 million lower operation and maintenance costs, including labor, contract services and administrative and support costs (non-refundable operating costs).

Plant Closure (Loss) Adjustment

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a nuclear generating facility near San Clemente, California. SONGS’ Units 2 and 3 have been shut down since early 2012 due to steam generator issues, and, in June 2013, Southern California Edison, the majority owner and operator of SONGS, made a decision to permanently retire these two units. In the second quarter of 2013, SDG&E recorded a pretax charge of $200 million, which represents the portion of SDG&E’s investment in SONGS and associated costs that management estimated may not be recovered in rates based on prior CPUC precedent. In the first quarter of 2014, SDG&E recorded a favorable adjustment of $13 million to adjust the total loss from plant closure (in addition to the amount recorded in 2013), based on a proposed settlement agreement filed with the CPUC. We discuss SONGS further in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

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

Equity Earnings, Before Income Tax

For the three months and six months ended June 30, 2014, equity earnings, before income tax, increased by $15 million and $22 million, respectively.

The increase for the three-month period was primarily attributable to:

▪	$12 million higher equity earnings from investments at Sempra Renewables, including Mesquite Solar 1, Copper Mountain Solar 2, and the California solar partnership; and

▪	$3 million higher equity earnings from the Rockies Express investment at Sempra Natural Gas.

The increase for the first six months of 2014 was primarily attributable to:

▪	$13 million higher equity earnings from investments at Sempra Renewables, including Mesquite Solar 1, Fowler Ridge 2 Wind Farm and the California solar partnership; and

▪	$9 million higher equity earnings from Rockies Express.

Other Income, Net

Sempra Energy Consolidated

For the three months ended June 30, 2014, other income, net, increased by $23 million to $49 million primarily due to:

▪	$11 million AFUDC in 2014 related to equity associated with construction of the Sonora natural gas pipeline at Sempra Mexico;

▪	$5 million higher net gains on interest rate and foreign exchange instruments; and

▪	$5 million foreign currency loss in 2013.

In the first six months of 2014, other income, net, increased by $26 million (41%) to $89 million primarily due to:

▪	$20 million AFUDC in 2014 related to equity associated with construction of the Sonora natural gas pipeline at Sempra Mexico; and

▪	$3 million higher net gains on interest rate and foreign exchange instruments.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
		Effective		Effective
	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate
	Three months ended June 30,
	2014		2013
Sempra Energy Consolidated	$93	25%	$32	11%
SDG&E	69	35	12	14
SoCalGas	28	26	45	27
	Six months ended June 30,
	2014		2013
Sempra Energy Consolidated	$220	29%	$210	32%
SDG&E	152	40	63	29
SoCalGas	66	29	69	29

Sempra Energy Consolidated

The increase in income tax expense in the three months ended June 30, 2014 was due to higher pretax income and a higher effective tax rate. The higher effective income tax rate was primarily due to:

▪	lower deductions for certain repairs expenditures that are capitalized for financial statement purposes;

▪	lower deductions for self-developed software expenditures; and

▪	$12 million U.S. tax on the repatriation of a portion of current year earnings from certain non-U.S. subsidiaries in Mexico and Peru.

In the first six months of 2014, the increase in income tax expense was due to higher pretax income, offset by a lower effective tax rate. The change in the effective income tax rate was primarily due to:

▪
$63 million income tax expense in 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings. We discuss the stock offerings in Note 5 of the Notes to Condensed Consolidated Financial Statements herein; offset by

▪	$24 million U.S. tax on the repatriation of a portion of current year earnings from certain non-U.S. subsidiaries in Mexico and Peru; and

▪
a $17 million charge to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS that may no longer be recoverable from customers in rates pursuant to the proposed settlement agreement to resolve the CPUC’s Order Instituting Investigation (OII) into the SONGS outage that we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

As noted in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, we have planned to repatriate a portion of current earnings beginning in 2014 from our subsidiaries in Mexico and Peru. Currently, all repatriated earnings from January 1, 2014 forward (reduced for previously taxed income) are subject to U.S. income tax (with credits for foreign income taxes), and repatriation from Peru is subject to local country withholding tax. Because any repatriation would only be from earnings in 2014 and later years, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings through December 31, 2013. Therefore, we do not intend to use these cumulative undistributed earnings as a source of funding for U.S. operations.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is recognized proportionately over the year. The forecasted items, anticipated on a full year basis, may include, among others:

▪	self-developed software expenditures

▪	repairs to certain utility plant fixed assets

▪	renewable energy income tax credits

▪	deferred income tax benefits related to renewable energy projects

▪	exclusions from taxable income of the equity portion of AFUDC

▪	depreciation on a certain portion of utility plant assets

▪	U.S. tax on repatriation of current year earnings from non-U.S. subsidiaries

Items that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax items, Mexican currency translation and inflation adjustments, and deferred income tax benefit associated with the impairment of a book investment) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

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

Chilean Tax Reform

In April 2014, Chile’s President presented a tax reform proposal (Tax Reform Bill) to the Chilean Congress which introduces a number of amendments to the current tax laws and regulations and would impact Chilquinta Energía in our Sempra South American Utilities segment. The Tax Reform Bill would increase the corporate tax rate from the current 20 percent to 25 percent on a graduated basis over a four-year period, starting in 2014.

The Tax Reform Bill also would eliminate the Accumulated Tax Profit Fund, Fondo de Utilidades Tributables (FUT). Under current law, shareholders are generally not taxed on business profits until those profits are distributed. The Tax Reform Bill would eliminate FUT that allowed for deferral and create a new system starting in 2017, under which shareholders would be taxed on an accrual basis. Annual taxable profits of Chilean companies would be deemed automatically distributed to their shareholders at year-end, and shareholders would pay current taxes on the taxable income. The new system would require that shareholders, in our case Sempra Energy, pay 35 percent (including the 25 percent corporate tax) on an accrual basis on the taxable income generated by their investments.

On May 14, 2014, the Chilean lower house approved the proposed tax reform and then sent the proposal to the Chilean Senate.  On July 9, 2014, Chile’s Finance Ministry signed a protocol with members of the Senate Finance Committee to ensure approval of an overhaul to the tax system. The protocol describes changes to the initial proposal made by the Chilean President. Under the protocol, shareholders have two options to pay the additional tax on corporate profits. Option one is the immediate payment of tax using the 35 percent rate (including the 25 percent corporate tax). Under option two, the corporate income tax rate increases from 25 percent to 27 percent, and the additional tax on corporate profits increases from 10 percent to 17.5 percent, and can be deferred until profits are withdrawn from the country.

The proposed tax reform is still in the normal legislative process, and a tax reform law is expected to be enacted before year-end.

SDG&E

The increase in SDG&E’s income tax expense in the three months ended June 30, 2014 was due to higher pretax income and a higher effective tax rate. The higher effective tax rate was primarily due to:

▪	lower deductions for certain repairs expenditures that are capitalized for financial statement purposes;

▪	lower deductions for self-developed software expenditures; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪	lower unfavorable impact on our effective tax rate in 2014 from the reversal through book depreciation of previously recognized tax benefits for a certain portion of utility fixed assets.

The increase in SDG&E’s income tax expense in the six months ended June 30, 2014 was due to higher pretax income and a higher effective tax rate. The higher effective tax rate was primarily due to:

▪	the $17 million charge to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS discussed above;

▪	lower deductions for certain repairs expenditures that are capitalized for financial statement purposes; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪	lower unfavorable impact on our effective tax rate in 2014 from the reversal through book depreciation of previously recognized tax benefits for a certain portion of utility fixed assets.

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

SoCalGas

The decreases in SoCalGas’ income tax expense for both the three months and six months ended June 30, 2014 were primarily due to lower pretax income.

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

For Sempra Energy Consolidated, the impacts related to the factors described above are as follows:

MEXICAN CURRENCY IMPACT ON INCOME TAXES AND RELATED ECONOMIC HEDGING ACTIVITY
(Dollars in millions)
	Three months ended June 30,			Six months ended June 30,
	2014		2013	2014		2013
Income tax expense on currency exchange
rate movement of monetary assets and liabilities	$	―	$(5)	$	―	$(7)
Translation of non-U.S. deferred income tax balances		―	7		―	―
Income tax benefit (expense) on inflation		―	1		(1)	―
Total impact on income taxes		―	3		(1)	(7)
After-tax gains on Mexican peso exchange rate
instruments (included in Other Income, Net)		―	―		―	4
Net impacts on Sempra Energy Condensed
Consolidated Statements of Operations	$	―	$3		$(1)	$(3)

Equity Earnings, Net of Income Tax

In the three months ended June 30, 2014, equity earnings of unconsolidated subsidiaries, net of income tax, increased by $8 million primarily due to the following activities in the second quarter of 2013:

▪	$4 million loss from the sale of our investments in two Argentine natural gas utility holding companies; and

▪	$3 million of equity losses from our joint venture in Chile resulting from a forward exchange contract to manage foreign currency exchange rate risk.

In the six months ended June 30, 2014, equity earnings of unconsolidated subsidiaries, net of income tax, increased primarily due to $11 million equity losses in 2013 related to our investments in two Argentine natural gas utility holding companies, including $7 million noncash impairment charge in the first quarter of 2013 and $4 million loss from the sale of the investments in the second quarter of 2013, as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Earnings Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Earnings attributable to noncontrolling interests were $41 million for the six months ended June 30, 2014 compared to $19 million for the same period in 2013. The net change of $22 million included

▪	$10 million increase in earnings attributable to noncontrolling interests of IEnova; and

▪	$8 million of earnings attributable to noncontrolling interest at Otay Mesa VIE in 2014 compared to losses of $4 million in 2013.

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

Our committed lines of credit provide liquidity and support commercial paper. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global (the holding company for our subsidiaries not subject to California utility regulation) and the California Utilities each have five-year revolving credit facilities, expiring in March 2017. At Sempra Energy and the California Utilities, the agreements are syndicated broadly among 24 different lenders and at Sempra Global, among 25 different lenders. No single lender has greater than a 7-percent share in any agreement. The table below shows the amount of available funds on these credit facilities at June 30, 2014:

AVAILABLE FUNDS AT JUNE 30, 2014
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$789	$21	$16
Available unused credit(2)	2,492	431	577
(1)	Amounts at Sempra Energy Consolidated include $622 million held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated, as we discuss below.
(2)
Available credit on Sempra Energy's, Sempra Global's and the California Utilities' credit facilities is discussed in Note 6. Borrowings on the shared line of credit at SDG&E and SoCalGas, discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, are limited to $658 million for each utility and a combined total of $877 million. SDG&E's available funds reflect commercial paper outstanding of $227 million supported by the line. SoCalGas' available funds reflect commercial paper outstanding of $73 million supported by the line. Some of Sempra Energy's subsidiaries, primarily our foreign operations, have additional general purpose credit facilities, aggregating $781 million at June 30, 2014. Available unused credit on these lines totaled $683 million at June 30, 2014.

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and securities issuances, and project financing and partnering in joint ventures, will be adequate to fund operations, including to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund shareholder dividends

▪	fund new business acquisitions or start-ups

▪	repay maturing long-term debt

In June 2014, Sempra Energy publicly offered and sold $500 million of 3.55-percent notes maturing in 2024. In March 2014, SoCalGas publicly offered and sold $250 million of 4.45-percent notes maturing in 2044. In 2013, Sempra Energy and SDG&E publicly offered and sold debt securities totaling $500 million and $450 million, respectively, maturing in 2023. In 2013, Sempra Mexico issued debt securities totaling $408 million, U.S. dollar equivalent, maturing in 2018 and 2023. Changing economic conditions could affect the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. If these measures were necessary, they would primarily impact certain of our Sempra International and Sempra U.S. Gas & Power businesses before we would reduce funds necessary for the ongoing needs of our utilities. We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

In addition to capital expenditures and changes in publicly traded securities and commercial paper borrowings, large investing and financing cash items contributing to the $115 million net decrease in Sempra Energy Consolidated cash and cash equivalents at June 30, 2014 compared to December 31, 2013 included increases (decreases) in cash of:

▪	$(301) million in payment of common dividends

▪	$(109) million for acquisition of a 50-percent equity interest in four solar projects in May 2014

▪	$66 million cash proceeds from the sale of a 50-percent equity interest in Copper Mountain Solar 3 in March 2014, net of $2 million cash sold

▪
$84 million in net proceeds from a construction loan related to Copper Mountain Solar 3 in March 2014; the loan was deconsolidated upon the sale. We discuss the Copper Mountain Solar 3 transactions further in Notes 3 and 6 of the Notes to Condensed Consolidated Financial Statements herein

▪
$82 million proceeds from a construction loan related to the Energía Sierra Juárez wind generation project. We discuss this loan further in Note 6 of the Notes to Condensed Consolidated Financial Statements herein

At June 30, 2014, our cash and cash equivalents held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated are $622 million. As we discuss in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, we plan to repatriate a portion of current earnings beginning in 2014 from certain of our non-U.S. subsidiaries in Mexico and Peru. Because this potential repatriation would only be from earnings since January 1, 2014, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings through December 31, 2013. Therefore, we do not intend to use these cumulative undistributed earnings as a source of funding for U.S. operations.

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

Our short-term debt is primarily used to meet liquidity requirements, fund shareholder dividends, temporarily finance capital expenditures, and fund new business acquisitions or start-ups. Our corporate short-term, unsecured promissory notes, or commercial paper, were our primary source of short-term debt funding in the first six months of 2014.

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

SDG&E uses the Energy Resource Recovery Account (ERRA) balancing account to record the net of its actual cost incurred for electric fuel and purchased power and the amount billed to customers in rates. Primarily as a result of delays in the CPUC issuing final decisions on SDG&E’s ERRA-related filings, as of June 30, 2014, SDG&E’s ERRA balance is undercollected by approximately $591 million. In February 2014, the CPUC issued a decision granting SDG&E authority to increase rates to recover an ERRA Trigger revenue requirement of $221 million, which rate increase was effective on April 1, 2014 and will continue through December 31, 2015. In May 2014, the CPUC issued a final decision approving SDG&E’s proposed 2014 ERRA revenue requirement of $1.23 billion, an increase of $242 million, which rate increase was effective on August 1, 2014. With these rate changes, and assuming that actual energy resource costs incurred approximate what was assumed in the proposed 2014 ERRA revenue requirement, management expects the undercollected balance in ERRA to decrease between now and the end of 2015. We discuss the ERRA Trigger and the status of the ERRA filings further in Note 10 of the Notes to Condensed Consolidated Financial Statements herein and provide information on how the increasing undercollected balance in ERRA has impacted SDG&E in our discussion of “Cash Flows From Operating Activities” below.

Sempra South American Utilities

We expect projects at Chilquinta Energía and Luz del Sur to be funded by available funds, funds internally generated by those businesses and by external borrowings.

Sempra Mexico

We expect projects in Mexico to be funded through a combination of available funds, funds internally generated by the Mexico businesses, debt issuances, project financing and partnering in joint ventures. In June 2014, IEnova entered into an agreement for a $200 million, three-year term, corporate revolving credit facility to finance working capital and for general corporate purposes.  In June 2014, Sempra Mexico also entered into a $240 million loan to project finance the first phase of Energía Sierra Juárez, as we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein. The loan agreement provides for a $31.7 million letter of credit facility. Sempra Mexico also entered into a separate, Peso-denominated credit facility for up to $35 million U.S. dollar equivalent to fund the value added tax of the project. In June 2014, Sempra Mexico drew down $82 million from the loan. In July 2014, Sempra Mexico sold a 50-percent equity interest in Energía Sierra Juárez to a wholly owned subsidiary of InterGen N.V. for cash proceeds of $44 million. After the sale, Sempra Mexico’s remaining interest in Energía Sierra Juárez will be accounted for under the equity method and the $82 million of long-term debt was deconsolidated at the time of sale.

Sempra Renewables

We expect Sempra Renewables to require funds for the development of and investment in renewable energy projects. Projects at Sempra Renewables may be financed through a combination of operating cash flow, project financing, funds from the parent, partnering in joint ventures, and other forms of equity sales. The Sempra Renewables projects have planned in-service dates through 2016. In March 2014, Sempra Renewables received a $356 million construction loan related to Copper Mountain Solar 3, as we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein. Copper Mountain Solar 3 made an initial draw-down on the loan of $97 million. Later in March 2014, Sempra Renewables sold a 50-percent equity interest in Copper Mountain Solar 3 to Consolidated Edison Development (ConEdison Development). Sempra Renewables’ interest in Copper Mountain Solar 3 is now accounted for under the equity method and its long-term debt was deconsolidated upon the sale. Sempra Renewables received $66 million in net cash from the sale. In May 2014, Sempra Renewables invested $109 million to become a 50-percent partner with ConEdison Development in four solar projects in California (the California solar partnership), as we discuss in Note 4 of the Notes to Consolidated Financial Statements herein.

Sempra Natural Gas

We expect Sempra Natural Gas to require funding for the expansion of its portfolio of projects, including natural gas storage facilities, pipelines and a natural gas liquefaction facility. Funding for the development and expansion of its natural gas storage and pipeline projects may be financed through a combination of operating cash flow and funding from the parent. In January 2014, management approved a plan to sell the remaining 625-MW block of the Mesquite Power plant, which we expect to yield cash proceeds at the time of sale. Sempra Natural Gas also plans to develop a natural gas liquefaction export facility at its Cameron LNG terminal. The majority of the liquefaction project will be project-financed for 16 years under three debt facilities provided by the Japan Bank for International Cooperation (JBIC) and 29 international commercial banks, some of which will benefit from insurance coverage provided by Nippon Export and Investment Insurance (NEXI), with most or all of the remainder of the capital requirements to be provided by the project partners, including Sempra Energy, through equity contributions under a joint venture agreement. We expect to provide our share of equity to the joint venture through the contribution of the existing Cameron LNG facility at an agreed value of approximately $1 billion and cash, including cash generated from the first two liquefaction trains as each achieves commercial operations in 2018.

On August 6, 2014, Sempra Energy and the project partners, comprised of affiliates of GDF SUEZ S.A., Mitsui & Co., Ltd., and Mitsubishi Corporation (through a related company jointly established with Nippon Yusen Kabushiki Kaisha (NYK)), executed the project financing documents. Under the financing agreements, Sempra Energy signed a completion guarantee for 50.2 percent of the debt, which corresponds to $3.7 billion of the total $7.4 billion principal amount of the debt committed under the financing agreements. The project financing and completion guarantee will become effective following final regulatory approval and upon the satisfaction of the remaining equity conditions precedent to the joint venture closing and satisfaction of certain of the conditions precedent to the first disbursement of the project financing, which is expected to occur later this year. The completion guarantee will terminate upon satisfaction of certain conditions, including all three trains achieving commercial operation and meeting certain operational performance tests. The completion guarantee is anticipated to be terminated in the second half of 2019.

Some of Sempra Natural Gas’ long-term power sale contracts contain collateral requirements which require its affiliates and/or the counterparty to post cash or other acceptable collateral to the other party for exposure in excess of established thresholds. Sempra Natural Gas may be required to provide collateral when the fair value of the contract with our counterparty exceeds established thresholds. We have neither collateral posted nor owed to counterparties at June 30, 2014 pursuant to these requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	Six months ended June 30, 2014	2014 Change		Six months ended June 30, 2013
Sempra Energy Consolidated	$1,034	$(71)	(6)%	$1,105
SDG&E	408	79	24	329
SoCalGas	463	(100)	(18)	563

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2014 primarily due to:

▪
$289 million increase in net undercollected regulatory balancing accounts in 2014 at the California Utilities (including long-term amounts included in regulatory assets) compared to a $165 million increase in net undercollection in 2013. Over- and undercollected regulatory balancing accounts reflect the difference between customer billings and recorded or CPUC-authorized costs. These differences are required to be balanced over time. See further discussion of changes in regulatory balances at both SDG&E and SoCalGas below;

▪	$197 million lower net income, adjusted for noncash items included in earnings, in 2014 compared to 2013, primarily due to higher current income tax expense; and

▪	$70 million higher income tax payments in 2014 compared to 2013, primarily due to an $81 million tax payment by IEnova related to Mexican tax reform legislation passed in December 2013; offset by

▪
$260 million decrease in accounts receivable in 2014 compared to a $119 million decrease in 2013; the 2014 decrease was mainly due to a $226 million decrease at SoCalGas primarily due to colder weather in the fourth quarter of 2013 resulting in higher natural gas demand and higher accounts receivable balances at year-end 2013 and a $62 million decrease in natural gas sales at Sempra Natural Gas;

▪	$15 million increase in current income taxes payable in 2014 compared to a $101 million increase in 2013, net of income taxes paid; and

▪	a $72 million decrease in settlement payments and associated legal fees for wildfire claims at SDG&E in 2014 compared to 2013.

SDG&E

Cash provided by operating activities at SDG&E increased in 2014 primarily due to:

▪
$152 million increase in net undercollected regulatory balancing accounts in 2014 (including long-term amounts included in regulatory assets) compared to a $221 million increase in 2013. The impact of the change in the regulatory balancing accounts on cash provided by operating activities was primarily due to:

□
$81 million decrease in 2014 in the undercollected balance for amounts due related to the adoption of the 2012 GRC compared to an increase in the undercollected balance in 2013 of $116 million, offset by

□	$109 million increase in the undercollected balancing accounts for electric commodity costs in 2014 compared to a $28 million increase in 2013; and

▪	a $72 million decrease in settlement payments and associated legal fees for wildfire claims in 2014 compared to 2013; offset by

▪	$19 million increase in accounts payable in 2014 compared to a $57 million increase in 2013.

SoCalGas

Cash provided by operating activities at SoCalGas decreased in 2014 primarily due to:

▪
$5 million decrease in inventory in 2014 compared to an $82 million decrease in 2013, primarily due to seasonal changes in natural gas inventory; the decrease in 2013 was larger as a result of higher natural gas demand in the fourth quarter of 2012 due to the colder than normal winter period;

▪	$31 million decrease in accounts payable in 2014 compared to an $11 million decrease in 2013; and

▪
$137 million decrease in net overcollected regulatory balancing accounts in 2014 (including long-term amounts included in regulatory assets) compared to $56 million increase in 2013, primarily comprised of:

□	$93 million decrease in 2014 in the overcollected balance associated with Public Purpose Programs compared to a $54 million increase in 2013,

□	$82 million increase in 2014 in the undercollected balance associated with fixed cost balancing account compared to a $35 million reduction in 2013, offset by

□	$26 million reduction in 2014 in the undercollected balance in the 2012 GRC balancing account compared to a $52 million increase in 2013; offset by

▪
$226 million decrease in accounts receivable in 2014 compared to a $155 million decrease in 2013, primarily due to colder weather in the fourth quarter of 2013 resulting in higher natural gas demand and higher accounts receivable balances at year-end 2013;

▪	$43 million higher net income, adjusted for noncash items included in earnings, in 2014 compared to 2013; and

▪	$39 million lower income tax payments in 2014 compared to 2013.

The table below shows the contributions to pension and other postretirement benefit plans.

CONTRIBUTIONS TO PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	Six months ended June 30, 2014
		Other
	Pension	Postretirement
	Benefits	Benefits
Sempra Energy Consolidated	$58	$2
SDG&E	17	―
SoCalGas	16	―

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	Six months ended			Six months ended
	June 30, 2014	2014 Change		June 30, 2013
Sempra Energy Consolidated	$(1,621)	$994	159%	$(627)
SDG&E	(549)	104	23	(445)
SoCalGas	(500)	(75)	(13)	(575)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy increased in 2014 primarily due to:

▪	$383 million increase in capital expenditures;

▪	$371 million of proceeds received in 2013 from Sempra Natural Gas’ sale of a 625-MW block of its Mesquite Power plant;

▪	$109 million invested in a 50-percent equity interest in the California solar partnership with ConEdison Development in 2014; and

▪	$74 million U.S. Treasury grant proceeds in 2013.

SDG&E

Cash used in investing activities at SDG&E increased in 2014 primarily due to a $97 million increase in capital expenditures.

SoCalGas

Cash used in investing activities at SoCalGas decreased in 2014 due to:

▪	$235 million increase in advances to Sempra Energy in 2013; offset by

▪	$160 million increase in capital expenditures.

ANNUAL CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC and the FERC. However, in 2014, we expect to make annual capital expenditures and investments of approximately $3.4 billion. These expenditures include

▪	$2.2 billion at the California Utilities for capital projects and plant improvements ($1.1 billion at both SDG&E and SoCalGas)

▪	$1.2 billion at our other subsidiaries for capital projects in Mexico and South America, and development of LNG, natural gas and renewable generation projects

The California Utilities’ 2014 planned capital expenditures and investments include

▪	$610 million for improvements to SDG&E’s natural gas and electric distribution systems

▪	$300 million for improvements to SDG&E’s electric transmission systems

▪	$120 million at SDG&E for substation expansions (transmission)

▪	$50 million for SDG&E’s electric generation plants and equipment

▪	$880 million for improvements to SoCalGas’ distribution and transmission systems and storage, and for pipeline safety

▪	$220 million for SoCalGas’ advanced metering infrastructure

▪	$30 million for SoCalGas’ other natural gas projects

The California Utilities expect to finance these expenditures and investments with cash flows from operations and debt issuances.

In 2014, the expected capital expenditures and investments of approximately $1.2 billion (excluding amounts expended by joint ventures and net of anticipated project financing and joint venture structures as noted below) at our other subsidiaries include

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

▪
approximately $450 million of expenditures for pipeline projects within our joint venture with Petróleos Mexicanos (or PEMEX, the Mexican state-owned oil company). We expect these expenditures within the joint venture to be funded by the joint venture’s cash flows from operations, project financing and additional contributions from its partners

▪
approximately $225 million of expenditures for the Energía Sierra Juárez renewable wind project to be primarily funded by project financing at the joint venture formed in July 2014, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein

Sempra Renewables

The following amounts are net of anticipated project financing and joint venture structures:

▪	approximately $300 million for the development of renewable projects, including

□	approximately $100 million for investment in Copper Mountain Solar 3, a 250-MW solar project located near Boulder City, Nevada

□	approximately $100 million for investment in the California solar partnership with ConEdison Development that we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein

□	approximately $80 million for investment in the 75-MW Broken Bow 2 Wind project in Custer County, Nebraska

Sempra Natural Gas

▪	approximately $400 million for development of LNG and natural gas transportation and storage projects, net of anticipated joint venture partner reimbursements

Capital expenditure amounts include capitalized interest. At the California Utilities, the amounts also include the portion of AFUDC related to debt, but exclude the portion of AFUDC related to equity. At Sempra Mexico, the amounts also exclude AFUDC related to equity. We provide further details about AFUDC in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	Six months ended		Six months ended
	June 30, 2014	2014 Change	June 30, 2013
Sempra Energy Consolidated	$472	$468	$4
SDG&E	135	93	42
SoCalGas	26	77	(51)

Sempra Energy Consolidated

Cash provided by financing activities at Sempra Energy increased in 2014 primarily due to:

▪
$1.5 billion higher issuances of debt, including an increase in issuances of long-term debt of $577 million ($1.2 billion in 2014 compared to $578 million in 2013) and an increase in commercial paper with maturities greater than 90 days of $874 million ($1.2 billion in 2014 compared to $316 million in 2013); offset by

▪	$574 million net proceeds received in 2013 from the sale of noncontrolling interests at Sempra Mexico;

▪
$341 million higher payments on debt, including higher payments of long-term debt of $609 million ($1.1 billion in 2014 compared to $494 million in 2013), offset by lower payments of commercial paper and other short-term debt with maturities greater than 90 days of $268 million ($372 million in 2014 compared to $640 million in 2013); and

▪	$54 million decrease in short-term debt in 2014 compared to $10 million decrease in 2013.

SDG&E

The cash provided by financing activities at SDG&E increased in 2014 primarily due to $100 million issuances of commercial paper with maturities greater than 90 days in 2014.

SoCalGas

At SoCalGas, financing activities were a net source of cash in 2014 compared to a use of cash in 2013, primarily due to:

▪	$248 million net proceeds from the issuance of long-term debt in 2014;

▪	$50 million common dividends paid in 2013; and

▪	$31 million increase in short-term debt in 2014; offset by

▪	$250 million payment of long-term debt in 2014.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first six months of 2014. In January 2014, Moody’s increased SDG&E’s and SoCalGas’ unsecured debt rating to A1 with a stable outlook.

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

The California Utilities’ performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report and below. We discuss certain regulatory matters below and in Note 10 of the Notes to Condensed Consolidated Financial Statements herein and Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E may also continue to be significantly impacted by matters at SONGS. We discuss SONGS below, in Notes 9 and 11 of the Notes to Condensed Consolidated Financial Statements herein, in Notes 13 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, and in “Risk Factors” in the Annual Report.

Joint Matters

Natural Gas Pipeline Operations Safety Assessments

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the California Utilities, may incur incremental expense and capital investment associated with its natural gas pipeline operations and investments. In August 2011, SoCalGas, SDG&E, Pacific Gas and Electric Company (PG&E) and Southwest Gas filed implementation plans with the CPUC to test or replace natural gas transmission pipelines located in populated areas that have not been pressure tested, as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. In their 2011 filing with the CPUC, the California Utilities estimated the total cost for Phase 1 of the two-phase plan to be $3.1 billion ($2.5 billion for SoCalGas and $600 million for SDG&E) over the 10-year period of 2012 to 2022. As a result of on-going review since this original filing, the California Utilities have been able to eliminate over two hundred miles of pipeline from the testing scope and have revised their total estimated cost for Phase 1 to $2.1 billion ($1.6 billion for SoCalGas and $500 million for SDG&E). The California Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans were outside the scope of the 2012 General Rate Case proceedings concluded in 2013.

In June 2014, the CPUC issued a final decision in the Triennial Cost Allocation Proceeding (TCAP) proceeding addressing SDG&E’s and SoCalGas’ Pipeline Safety Enhancement Plan (PSEP). Specifically, the decision:

▪	approved the utilities’ model for implementing PSEP;

▪
approved a process, including a reasonableness review, to determine the amount that the utilities will be authorized to recover from ratepayers of interim costs incurred to implement PSEP, which are recorded in the regulatory accounts authorized by the CPUC in 2012;

▪	approved balancing account treatment, subject to a reasonableness review, for incremental costs yet to be incurred to implement PSEP; and

▪
established the criteria to determine the amounts that would not be eligible for cost recovery, including certain costs incurred or to be incurred associated with records review, the cost of pressure testing pipelines installed after July 1, 1961 for which the company has not found sufficient records of testing, and any undepreciated balances for pipelines that were replaced as a result of this program.

In July 2014, the CPUC Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN) filed a joint application for rehearing of the CPUC’s June 2014 final decision. The ORA and TURN allege that the CPUC made a legal error in directing that ratepayers, not shareholders, be responsible for the costs associated with testing or replacing transmission pipelines that were installed between January 1, 1956 and July 1, 1961 for which the California Utilities do not have a record of a pressure test. In early August 2014, the California Utilities filed their response to the application for rehearing objecting to the assertions by the ORA and TURN. The CPUC is not obligated to act on the application for rehearing by a certain date. The California Utilities are continuing to implement PSEP in accordance with the June 2014 decision.

As a result of this decision, SoCalGas recorded an after-tax earnings charge of $6 million for costs incurred in prior periods for which SoCalGas was disallowed recovery. After taking the amounts disallowed for recovery into consideration, as of June 30, 2014, SDG&E and SoCalGas have recorded PSEP implementation costs of $1 million and $48 million, respectively, in the CPUC-authorized regulatory account. SDG&E and SoCalGas expect to file a request with the CPUC by the end of 2014 for the recovery of these costs from customers.

If the CPUC were to decide as part of any future reasonableness review that rate recovery not be allowed for certain gas pipeline safety costs incurred by SDG&E and SoCalGas, or if the CPUC were to decide in favor of the ORA/TURN joint application for rehearing, it could materially adversely affect the respective company’s cash flows, financial condition, results of operations and prospects in implementing the PSEP.

We provide additional information regarding these rulemaking proceedings and the California Utilities’ PSEP in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report and in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

Safety Enforcement

California Senate Bill (SB) 291, enacted in October 2013, requires the CPUC to develop and implement a safety enforcement program that includes procedures for monitoring, data tracking and analysis, and investigations, as well as delegating citation authority to CPUC staff personnel under the direction of the CPUC Executive Director. SB 291 requires the CPUC to implement the enforcement program for gas safety by July 1, 2014 and for electric safety by January 1, 2015. In exercising the citation authority, the CPUC staff will take into account voluntary reporting of potential violations, voluntary resolution efforts undertaken, prior history of violations, the gravity of the violation, and the degree of culpability. The CPUC is planning to adopt an administrative limit on the maximum monetary penalty that may be set by the CPUC staff. In May 2014, the CPUC initiated a rulemaking proceeding to develop the necessary enforcement programs pursuant to the requirements of SB 291. We expect a CPUC decision in the second half of 2014.

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

SDG&E Matters

2007 Wildfire Litigation

In regard to the 2007 wildfire litigation, SDG&E’s payments for claims settlements plus funds estimated to be required for settlement of outstanding claims and legal fees total approximately $2.4 billion, which is in excess of the $1.1 billion of liability insurance coverage and the approximately $824 million recovered from third parties. However, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. At June 30, 2014, Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets include assets of $373 million in Other Regulatory Assets (long-term), of which $354 million is related to CPUC-regulated operations and $19 million is related to FERC-regulated operations, for costs incurred and the estimated settlement of pending claims. However, SDG&E’s cash flow may be materially adversely affected by timing differences between the resolution of claims and recoveries in rates, which may extend over a number of years. In addition, recovery in rates will require future regulatory approval, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available.

Should SDG&E conclude that recovery of excess wildfire costs in rates is no longer probable, at that time SDG&E will record a charge against earnings. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated, at June 30, 2014, the resulting after-tax charge against earnings would have been up to approximately $210 million. In addition, in periods following any such conclusion by SDG&E that recovery is no longer probable, Sempra Energy’s and SDG&E’s earnings will be adversely impacted by increases in the estimated costs to litigate or settle pending wildfire claims. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information concerning these matters in Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SONGS

We discuss regulatory and other matters related to SONGS in the Notes to Condensed Consolidated Financial Statements herein as follows:

In Note 9:

▪	SONGS Outage and Retirement

▪	Proposed Settlement Agreement to Resolve the CPUC’s Order Instituting Investigation (OII) into the SONGS Outage (SONGS OII)

▪	Nuclear Regulatory Commission Proceedings

▪	Nuclear Decommissioning and Funding

▪	Nuclear Decommissioning Trusts

In Note 11:

▪	Lawsuit Against Mitsubishi Heavy Industries, Ltd.

▪	Nuclear Insurance

▪	Department of Energy Nuclear Fuel Disposal

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

Electric Rate Reform – State of California Assembly Bill 327

In October 2013, the Governor of California signed Assembly Bill (AB) 327. This bill became law on January 1, 2014. This new law restores the authority to establish electric residential rates for electric utility companies in California to the CPUC and removes the rate caps established in AB 1X adopted in early 2001 during California’s energy crisis, as well as SB 695 adopted in 2009. Additionally, the bill provides the CPUC the authority to adopt up to a $10.00 monthly fixed charge for all non-CARE (California Alternative Rates for Energy) residential customers and up to a $5.00 monthly fixed charge for CARE customers. In February 2014, SDG&E filed comprehensive proposals with the CPUC that provide a roadmap to reforming electric residential rate design beginning in 2015 and continuing through 2018, consistent with the provisions of AB 327. We expect a CPUC decision in the first half of 2015.

In July 2014, the CPUC initiated a rulemaking proceeding to develop a successor tariff to the state’s existing net energy metering (NEM) program, pursuant to the provisions of AB 327, which require the CPUC to establish a revised NEM tariff or similar program by December 31, 2015. The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation. It was originally established in California in 1995 with the adoption of Senate Bill 656, as codified in Section 2827 of the Public Utilities Code. Customers who install and operate eligible renewable generation facilities of 1 megawatt or less may choose to participate in the NEM program. Under NEM, customer-generators receive a full retail-rate bill credit for the power they generate that is fed back to the utility’s power grid during times when the customer’s generation exceeds their own energy usage.

Meaningful rate reform is necessary due to, among other issues, the increased power supply from renewable energy sources and the growth in distributed and local power generation. If the CPUC fails to reform SDG&E’s rate structures to maintain competitive and affordable electric rates by adopting both fixed and variable rate components, such failure could have a material adverse effect on SDG&E’s business, cash flows, financial condition, results of operations and/or prospects. For additional discussion, see “Risk Factors” in the Annual Report.

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

Sempra South American Utilities

Overview

In April 2011, Sempra South American Utilities increased its investment in two utilities in South America, Chilquinta Energía and Luz del Sur. In connection with our increased interests in these utilities, Sempra Energy has $903 million in goodwill on its Condensed Consolidated Balance Sheet at June 30, 2014. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions. We discuss the acquisition in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra South American Utilities is also expected to provide earnings from construction projects when completed and from other investments, but will require substantial funding for these investments.

Sempra South American Utilities has historically provided relatively stable earnings and liquidity, and its performance should depend primarily on the ratemaking and regulatory process, environmental regulations, foreign currency rate fluctuations and economic conditions.

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

In April 2013, the CNE completed the process to establish sub-transmission rates for the period January 2011 to December 2014, with tariff adjustments going into effect retroactively from January 2011. In 2013, the CNE published the methodology to be used to recalculate the average node prices (price at which distribution companies buy energy from generators) for years 2011, 2012 and 2013 and requested comments. We expect the CNE’s final decision in the second half of 2014.

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

In May 2012, Eletrans S.A. was awarded two 220-kilovolt (kV) transmission lines in Chile. The transmission lines will extend 150 miles, and we estimate the project will cost approximately $150 million and be completed in 2016.

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

In March 2013, Sempra Mexico sold common shares of IEnova in a private placement in the U.S. and outside of Mexico and, concurrently, in a registered public offering in Mexico, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. The shares sold represent approximately 18.9 percent of the ownership interests in IEnova, which reduce our earnings from Sempra Mexico and have a dilutive effect on our earnings per share. The earnings attributable to IEnova’s noncontrolling interests were $19 million for the six months ended June 30, 2014.

In June 2014, IEnova entered into an agreement for a $200 million, three-year term corporate revolving credit facility to finance working capital and for general corporate purposes. The lender is Banco Santander, (México), S.A., Institución de Banca Múltiple, Grupo Financiero Santander Mexico.

We discuss the impact of Mexican tax reform in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Pipeline Projects

In October 2012, Sempra Mexico was awarded two contracts by Federal Electricity Commission (Comisión Federal de Electricidad, or CFE) to build and operate an approximately 500-mile pipeline network (Sonora Pipeline) to transport natural gas from the U.S.-Mexico border south of Tucson, Arizona through the Mexican state of Sonora to the northern part of the Mexican state of Sinaloa along the Gulf of California. The network will be comprised of two segments that will interconnect to the U.S. interstate pipeline system. We estimate it will cost approximately $1 billion. The first segment of the project, approximately 300 miles, began construction in September 2013 and we expect to complete it in the second half of 2014; we expect to complete the remaining segment in the second half of 2016. The capacity is fully contracted by CFE under two 25-year contracts denominated in U.S. dollars.

In December 2012, through its joint venture with PEMEX, the Mexican state-owned oil company, Sempra Mexico executed an ethane transportation services agreement with PEMEX to construct and operate an approximately 140-mile pipeline (Ethane Pipeline) to transport ethane from Tabasco, Mexico to Veracruz, Mexico. We estimate it will cost approximately $330 million and be funded by the joint venture without additional capital contributions from the partners. We expect to complete it in the first half of 2015. PEMEX has fully contracted the capacity under a 21-year contract denominated in U.S. dollars.

In January 2013, PEMEX announced that the first phase of the Los Ramones pipeline project was assigned to and will be developed by our joint venture with PEMEX. The project will consist of a 70-mile natural gas pipeline (Los Ramones I) from the northern portion of the state of Tamaulipas bordering the United States to Los Ramones in the Mexican state of Nuevo León. The capacity is fully contracted under a 25-year transportation services agreement with PEMEX denominated in Mexican pesos, with a contract rate based on the U.S. dollar investment, adjusted annually for inflation and fluctuation of the exchange rate. The project is scheduled to begin operations at the end of 2014.

In addition, in 2014, our joint venture with PEMEX and affiliates of PEMEX executed agreements for the development of Los Ramones Norte, a natural gas pipeline of approximately 275 miles and two compression stations, which will connect with the first phase of Los Ramones and run to the vicinity of San Luis Potosi, with an estimated cost of approximately $1.3 billion to $1.5 billion. Our joint venture with PEMEX has a 50-percent interest in the project. In June 2014, the project executed an engineering, procurement and construction contract with a consortium formed by Arendal, S. de R.L. de C.V., Construtora Norberto Odebrecht S.A., and Techint, S.A. de C.V., and in July 2014, the project issued the notice to proceed. We expect expenditures for the project to be funded by the joint venture’s cash flows from operations and project financing, plus additional contributions from its partners. Any additional contributions from partners will depend on the amount of project financing obtained. The pipeline’s capacity is fully contracted under a 25-year transportation services agreement with PEMEX denominated in Mexican pesos, with a contract rate based on the U.S. dollar investment, adjusted annually for inflation and fluctuation of the exchange rate.

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

In June 2014, the Energía Sierra Juárez wind project entered into an 18-year, $240 million loan to project finance the construction and drew down $82 million from the loan. The loan agreement also provides for a $31.7 million letter of credit facility. Energía Sierra Juárez also entered into a separate Peso-denominated credit facility for up to $35 million U.S. dollar equivalent to fund the value added tax of the project.

In July 2014, after obtaining the required regulatory approvals in Mexico and the U.S., we consummated the sale of a 50-percent interest in the first phase of Energía Sierra Juárez to a wholly owned subsidiary of InterGen N.V. for $44 million in cash, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. Upon consummation of the sale, the indebtedness under the credit facilities was deconsolidated.

SEMPRA U.S. GAS & POWER

Sempra Renewables

Overview

Sempra Renewables is developing and investing in renewable energy generation projects that have long-term contracts with utilities. The renewable energy projects have planned in-service dates through 2016. These projects require construction financing, which may come from a variety of sources including operating cash flow, project financing, funds from the parent, partnering in joint ventures and, potentially, other forms of equity sales. The varying costs of these alternative financing sources impact the projects’ returns.

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

Copper Mountain Solar

Copper Mountain Solar is a photovoltaic generation facility operated and under development by Sempra Renewables in Boulder City, Nevada. When fully developed, the project will be capable of producing up to approximately 550 MW of solar power; it is being developed in multiple phases as power sales become contracted. Copper Mountain Solar is comprised of four separate projects. Copper Mountain Solar 1 is a 58-MW photovoltaic generation facility currently in operation, which includes the 10-MW facility previously referred to as El Dorado Solar. PG&E has contracted for all of the solar power at Copper Mountain Solar 1 for 20 years.

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

Copper Mountain Solar 3 started construction in March 2013 and will total 250 MW when completed. Copper Mountain Solar 3 will be placed in service as each of the ten blocks of solar panels is installed and is planned to be entirely in service in 2015. The cities of Los Angeles and Burbank have contracted for all of the solar power at Copper Mountain Solar 3 for 20 years. In addition to solar power, the power sales agreement provides the cities of Los Angeles and Burbank the option to purchase the Copper Mountain Solar 3 facility at years 10, 15 and 20 of the contract term, or upon earlier termination of the agreement. In March 2014, we completed the sale of 50 percent of our equity in Copper Mountain Solar 3 to ConEdison Development, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

In July 2014, Sempra Renewables signed a 20-year power sale agreement with Southern California Edison for all of the solar power from Copper Mountain Solar 4 beginning in 2020. We expect Copper Mountain Solar 4 to be in service in 2016 and total 94 MW when completed. The power sale agreement is subject to approval by the CPUC.

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

California Solar Partnership with ConEdison Development

In May 2014, Sempra Renewables and ConEdison Development consummated an agreement to partner in four solar projects in California. The joint venture includes ConEdison Development’s CED California Holdings, LLC portfolio, which consists of the 50-MW Alpaugh 50, the 20-MW Alpaugh North and the 20-MW White River 1 facilities in Tulare County, and the 20-MW Corcoran 1 facility in Kings County. The renewable power from all of the projects has been sold under long-term contracts. Sempra Renewables and ConEdison Development each own a 50-percent interest in the four fully operating solar facilities. We discuss the joint venture further in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

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

In January 2014, management approved a plan to market and sell the remaining 625-MW block of the plant. We expect to complete the sale in 2014. We discuss the plan to sell the second 625-MW block of Mesquite Power in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. In the event of the sale, we expect to assign the contract with the SPPR Group to the buyer.

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express Pipeline (REX), which links the Rocky Mountains region to the upper Midwest and the eastern United States. All of REX’s original capacity sales provide for west-to-east service. Sempra Rockies Marketing, a subsidiary of Sempra Natural Gas, has an agreement for such capacity on REX through November 2019. The capacity costs are offset by revenues from releases of the capacity contracted to third parties. Certain capacity release commitments totaling $22 million concluded during 2013. Contracting activity related to that capacity has not been sufficient to offset all of our capacity payments to Rockies Express.

In November 2013, FERC issued a decision ruling that east-to-west service offerings within a single REX rate zone would not result in potential rate reductions under provisions in the original customers’ west-to-east contracts (“most favored nation” provisions). In December 2013, certain west-to-east customers sought rehearing of that decision. The triggering of these provisions would result in significantly reduced revenue to REX from these west-to-east contracts.

In April 2014, prior to the launching of an open season, Rockies Express had secured binding financial commitments with four shippers totaling 1.2 billion cubic feet (Bcf) per day of capacity for east-to-west transportation services at a rate of $0.50 per dekatherm for a term of twenty years originating at or near Clarington, Ohio. We expect the capacity to be in service by mid-2015. In June 2014, Rockies Express finished constructing the Seneca lateral, an initial 0.25 Bcf per day capacity project that connects natural gas production sources in Ohio to REX, with further plans to expand the lateral’s capability to 0.6 Bcf per day of capacity by the end of 2014. The lateral is fully contracted through September 2021.

Our carrying value in Rockies Express at June 30, 2014 is $343 million. We recorded noncash, after-tax impairment charges totaling $239 million in 2012 to write down our investment in the partnership. We discuss our investment in Rockies Express and the impairment charges in Notes 4 and 10 of the Notes to Consolidated Financial Statements in the Annual Report.

Our natural gas storage assets include operational and development assets at Bay Gas in Alabama and Mississippi Hub in Mississippi, as well as our development project, LA Storage in Louisiana. LA Storage could be positioned to support LNG export from Cameron and other liquefaction projects, if anticipated cash flows support further investment. However, changes in the U.S. natural gas market could also lead to diminished natural gas storage values.

Historically, the value of natural gas storage services has positively correlated with the difference between the seasonal prices of natural gas, among other factors. In general, over the past several years, seasonal differences in natural gas prices have declined, which have contributed to lower prices for storage services. As our legacy (higher rate) sales contracts mature at Bay Gas and Mississippi Hub, replacement sales contract rates could be lower than has historically been the case. Lower sales revenues may not be offset by cost reductions, which could lead to depressed asset values. In addition, our LA Storage development project may be unable to attract cash flow commitments sufficient to support further investment. These market conditions could result in the need to perform recovery testing of our recorded asset values. In the event such values are not recoverable, we would consider the fair value of these assets relative to their recorded value. To the extent excess book value over fair value is indicated, an impairment charge would be required to be recorded. The book value of our natural gas storage assets at June 30, 2014 is $1.3 billion.

After placing additional capacity in service at Bay Gas and Mississippi Hub in June 2014, Sempra Natural Gas has 42 Bcf of operational working natural gas storage capacity (20 Bcf at Bay Gas and 22 Bcf at Mississippi Hub). Sempra Natural Gas may, over the long term, develop as much as 76 Bcf of total storage capacity at all of its facilities.

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

Cameron Liquefaction Project

The Cameron liquefaction project will utilize Cameron LNG’s existing facilities, including two marine berths, three LNG storage tanks, and vaporization capability of 1.5 Bcf per day. In January 2012, the Department of Energy (DOE) approved Cameron LNG’s application for authorization to export LNG to Free Trade Agreement countries.

In 2012, Sempra Natural Gas signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd., and a subsidiary of GDF SUEZ S.A. to develop a natural gas liquefaction export facility at the Cameron LNG terminal. The Cameron liquefaction project is comprised of three liquefaction trains and is being designed to a nameplate capacity of 13.5 million tonnes per annum (Mtpa) of LNG with an expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. We expect to receive all necessary regulatory approvals, close the project financing, and start construction in 2014. This should allow us to achieve commercial operation of all three trains in 2018, and have the first year of full operations in 2019. The anticipated incremental investment in the three-train liquefaction project is estimated to be approximately $7 billion, which includes the cost of the lump-sum, turnkey construction contract, development engineering costs and permitting costs, and excludes capitalized interest and other financing costs. The majority of the incremental investment will be project-financed and the balance provided by the project partners through the joint-venture agreements we discuss below. We discuss the construction contract further in Note 11 of the Notes to Condensed Consolidated Financial Statements herein. The total cost of the facility, including the cost of our original facility plus interest during construction, financing costs and required reserves, is estimated to be approximately $10 billion.

It is our expectation that our equity contribution requirement will be covered by the contribution of our existing assets and by cash, including cash generated from each liquefaction train as it comes on line. If construction, financing or other project costs are higher than we currently expect, we may have to contribute additional cash. In May 2013, we signed a joint venture agreement with affiliates of GDF SUEZ S.A., Mitsubishi Corporation (through a related company jointly established with Nippon Yusen Kabushiki Kaisha (NYK)), and Mitsui & Co., Ltd. each to acquire 16.6 percent equity in the existing facilities and the liquefaction project. We will have a 50.2-percent interest in the joint venture. The joint venture agreement, the three tolling agreements and the engineering, procurement and construction contracts described below are subject to closing conditions, as well as receipt of the final DOE Non-Free Trade Agreement authorization described below to export from the Cameron liquefaction project, and satisfaction of certain conditions related to the first draw under the project financing.

If we are unable to satisfy the remaining equity conditions precedent to the joint venture closing and the conditions precedent for the first draw under the project financing, the project may be substantially delayed, reduced or terminated. If the project is terminated, we may not recover our share of any project development or other related costs expended, and we may be required to write off our share of any such previously capitalized costs. In addition, this project may be delayed, reduced or terminated in the event we are unable to obtain all of the necessary permits, licenses and authorizations in a timely manner, including the final DOE Non-Free Trade Agreement authorization.

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

On February 11, 2014, the DOE issued an order (Order) granting Cameron LNG, LLC conditional authorization to export from its Cameron liquefaction project approximately 1.7 billion cubic feet per day of domestically produced LNG to countries with which the United States does not have agreements for free trade in natural gas (Non-Free Trade Agreement). The conditional authorization granted in the Order is for a term of 20 years commencing on the earlier of the date of first commercial export or seven years from the date of the Order. Under the terms of the Order, Cameron LNG is authorized to export LNG either on its own behalf or as agent for the customers of the project. The authorization is conditioned on Cameron’s completion of the environmental review process under the National Environmental Policy Act (NEPA) in connection with the project’s FERC application and the issuance by DOE of a final DOE order that completes the DOE NEPA process. As we describe below, FERC has completed its NEPA review, and the project is awaiting issuance of its final DOE Non-Free Trade Agreement order.

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

On April 30, 2014, FERC issued the Final Environmental Impact Statement for the project, which concludes that the project would not result in significant environmental impacts, after taking into account mitigation requirements that will be implemented by Cameron LNG. On June 19, 2014, Cameron LNG received an order from the FERC authorizing the siting, construction and operation of the three-train liquefaction facility. In the same order, the FERC also authorized Cameron Interstate Pipeline’s 21-mile, 42-inch natural gas pipeline expansion, new compressor station and ancillary equipment that will provide natural gas transportation to the liquefaction facilities. On July 9, 2014, the FERC issued its initial authorization to commence site preparation activities at the Cameron LNG site.

On August 6, 2014, Sempra Energy and the project partners provided their respective final investment decision with respect to the investment in the development, construction and operation of the project. The effective date of the Cameron LNG joint venture, which is subject to final regulatory approval and satisfaction of the remaining equity conditions precedent to the joint venture closing and certain of the conditions precedent to the first disbursement of the project financing, is expected to occur later this year.  Beginning from the joint venture effective date, Cameron LNG will no longer be wholly owned or controlled by Sempra Energy, and will be owned 50.2 percent by Sempra Energy and 49.8 percent by the project partners. At that time, Sempra Energy will account for its investment in the Cameron LNG joint venture under the equity method.

Also on August 6, 2014, Sempra Energy and the project partners executed the project financing documents. The financing agreement is for senior secured debt in an initial aggregate principal amount up to $7.4 billion for the purpose of financing the cost of development and construction of the Cameron LNG project. The project financing is subject to the satisfaction of certain conditions precedent prior to initial disbursement, including receipt of the final DOE Non-Free Trade Agreement authorization and satisfaction of the remaining equity conditions precedent to the joint venture closing. Under the financing agreements, Sempra Energy signed a completion guarantee for 50.2 percent of the debt, or $3.7 billion. The guarantee will terminate upon satisfaction of certain conditions, including all three trains achieving commercial operation and meeting certain operational performance tests. The completion guarantee is anticipated to be terminated in the second half of 2019.

RBS Sempra Commodities

In three separate transactions in 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our commodities-marketing partnership. The investment balance of $73 million at June 30, 2014 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities under “Other Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements herein. In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We provide additional information in Notes 4 and 11 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER SEMPRA ENERGY MATTERS

We discuss proposed Chilean tax reform in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” herein, and the impacts of the American Taxpayer Relief Act of 2012, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Mexican tax reform legislation passed in December 2013 on our income tax expense, earnings and cash flows in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in the Annual Report.

We may be further impacted by depressed and rapidly changing economic conditions. Moreover, the dollar may fluctuate significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. We discuss foreign currency rate risk further under “Foreign Currency Rate Risk” in Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below. North American natural gas prices, which affect profitability at Sempra Renewables and Sempra Natural Gas, are currently significantly below Asian and European prices. These factors could, if they remain unchanged, adversely affect profitability. However, management expects that future export capability at Sempra Natural Gas’ Cameron LNG facility would benefit from lower gas prices in North America compared to other regions.

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year Value at Risk (VaR) for long-term debt at June 30, 2014 and December 31, 2013:

NOMINAL AMOUNT AND ONE-YEAR VALUE AT RISK OF LONG-TERM DEBT(1)
(Dollars in millions)
		Sempra Energy
		Consolidated		SDG&E		SoCalGas
		Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
		Debt	VaR(2)	Debt	VaR(2)	Debt	VaR(2)
At June 30, 2014:
	California Utilities fixed-rate	$5,449	$463	$4,036	$330	$1,413	$133
	California Utilities variable-rate	430	10	430	10	―	―
	All other, fixed-rate and variable-rate	6,069	247	―	―	―	―
At December 31, 2013:
	California Utilities fixed-rate	$5,464	$531	$4,051	$407	$1,413	$124
	California Utilities variable-rate	335	15	335	15	―	―
	All other, fixed-rate and variable-rate	6,211	308	―	―	―	―
(1)	Excluding commercial paper classified as long-term debt, capital lease obligations and interest rate swaps, and before reductions/increases for unamortized discount/premium.
(2)	After the effects of interest rate swaps.

We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency exposure at our Mexican subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes – Mexican Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity” herein. At June 30, 2014, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2013.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the companies’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies’ internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 Framework). Originally issued in 1992 (1992 Framework), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 30, 2014, Sempra Energy, SDG&E and SoCalGas continue to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014.

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

ITEM 6. EXHIBITS

The following exhibits relate to each registrant as indicated.

EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION
Sempra Energy
3.1	Bylaws of Sempra Energy (as amended through May 9, 2014) (Sempra Energy Form 8-K filed on May 14, 2014, Exhibit 3.1).
EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Sempra Energy:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: August 7, 2014	By: /s/ Trevor I. Mihalik
Trevor I. Mihalik Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 7, 2014	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 7, 2014	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer