Form 10-K
period 2014-12-31
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2015-02-26
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA ENERGY	California	33-0732627
101 Ash Street
San Diego, California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014:

Sempra Energy	$25.7 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$0
Southern California Gas Company	$0

Common Stock outstanding, without par value, as of February 20, 2015:

Sempra Energy	247,303,623 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SAN DIEGO GAS & ELECTRIC COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2014 Annual Report to Shareholders of Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company are incorporated by reference into Parts I, II and IV.

Portions of the Sempra Energy Proxy Statement prepared for its May 2015 annual meeting of shareholders are incorporated by reference into Part III.

Portions of the Southern California Gas Company Information Statement prepared for its May 2015 annual meeting of shareholders are incorporated by reference into Part III.

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

▪
the timing and success of business development efforts and construction, maintenance and capital projects, including risks in obtaining, maintaining or extending permits, licenses, certificates and other authorizations on a timely basis and risks in obtaining adequate and competitive financing for such projects;

▪	energy markets, including the timing and extent of changes and volatility in commodity prices, and the impact of any protracted reduction in oil prices from historical averages;

▪
the impact on the value of our natural gas storage assets from low natural gas prices, low volatility of natural gas prices and the inability to procure favorable long-term contracts for natural gas storage services;

▪	delays in the timing of costs incurred and the timing of the regulatory agency authorization to recover such costs in rates from customers;

▪	capital markets conditions, including the availability of credit and the liquidity of our investments;

▪	inflation, interest and currency exchange rates;

▪	the impact of benchmark interest rates, generally Moody’s A-rated utility bond yields, on our California Utilities’ cost of capital;

▪
the availability of electric power, natural gas and liquefied natural gas, and natural gas pipeline and storage capacity, including disruptions caused by failures in the North American transmission grid, pipeline explosions and equipment failures and the decommissioning of San Onofre Nuclear Generating Station (SONGS);

▪
cybersecurity threats to the energy grid, natural gas storage and pipeline infrastructure, the information and systems used to operate our businesses and the confidentiality of our proprietary information and the personal information of our customers, terrorist attacks that threaten system operations and critical infrastructure, and wars;

▪	the ability to win competitively bid infrastructure projects against a number of strong competitors willing to aggressively bid for these projects;

▪
weather conditions, conservation efforts, natural disasters, catastrophic accidents, and other events that may disrupt our operations, damage our facilities and systems, and subject us to third-party liability for property damage or personal injuries;

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

We provide a description of Sempra Energy and its subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and additional information by reporting segment in Note 16 of the Notes to Consolidated Financial Statements, both in the 2014 Annual Report to Shareholders (Annual Report), which is attached as Exhibit 13.1 to this report and is incorporated herein by reference.

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

Company website addresses are

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

Printed copies of all of these materials may be obtained by writing to our Corporate Secretary at Sempra Energy, 101 Ash Street, San Diego, CA 92101-3017. Beginning July 2015, our Corporate Secretary can be reached at Sempra Energy, 488 8th Avenue, San Diego, CA 92101-3017.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at certified@sec.gov, or by writing the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

▪
conducts reviews and audits of utility performance and compliance with regulatory guidelines, and conducts investigations into various matters, such as safety, deregulation, competition and the environment, to determine its future policies.

▪	regulates the interactions and transactions of the California Utilities with Sempra Energy and its other affiliates.

The CPUC also oversees and regulates new products and services, including solar and wind energy, bioenergy and other forms of renewable energy. In addition, the CPUC’s safety and enforcement role includes inspections, investigations and penalty and citation processes for safety violations.

We provide further discussion in Notes 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E is also subject to regulation by the CEC, which publishes electric demand forecasts for the state and for specific service territories. Based on these forecasts, the CEC:

▪	determines the need for additional energy sources and conservation programs;

▪	sponsors alternative-energy research and development projects;

▪	promotes energy conservation programs to reduce demand within the state of California for electricity and natural gas;

▪	maintains a statewide plan of action in case of energy shortages; and

▪	certifies power-plant sites and related facilities within California.

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

In 2010, the State of California required certain California electric retail sellers, including SDG&E, to deliver 20 percent of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the CEC, are generally known as the Renewables Portfolio Standard (RPS) Program. In December 2011, California Senate Bill 2(1X) (33% RPS Program) went into effect, superseding the previous RPS program. The 33% RPS Program requires each electric utility within the state of California to procure 33 percent of its annual electric energy requirements from renewable energy sources by 2020, with an average 20 percent required over the three-year period January 1, 2011 through December 31, 2013; 25 percent by December 31, 2016; and 33 percent by December 31, 2020. We discuss this requirement as it applies to SDG&E in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Certification of a generation project by the CEC as an Eligible Renewable Energy Resource (ERR) allows the purchase of output from such generation facility to be counted towards fulfillment of the RPS Program requirements, if such purchase meets the provisions of California Senate Bill 2(1X). This may affect the demand for output from renewables projects developed by Sempra Renewables and Sempra Mexico, particularly from California utilities. Sempra Renewables’ Copper Mountain Solar 1 facility in Nevada is certified as an ERR. Sempra Renewables has 50-percent interests in both the Copper Mountain Solar 2 and Mesquite Solar 1 facilities, both of which have ERR certification. Sempra Renewables has received pre-certification of the Copper Mountain Solar 3 facility and is submitting applications for ERR certification of each phase as it begins operations. In May 2014, Sempra Renewables acquired a 50-percent ownership interest in four, fully operating solar facilities in California, or the California solar partnership. These facilities have ERR certification. We plan to obtain ERR certification for all of our renewable facilities operating in and/or providing power to California as they become operational.

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

State and Local Regulation Within the U.S.

SoCalGas has natural gas franchises with the 12 counties and the 223 cities in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchises have indefinite lives with no expiration date. Some franchises have fixed expiration dates, ranging from 2015 to 2062.

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

Sempra Renewables has operations, investments or development projects in Arizona, California, Colorado, Hawaii, Indiana, Kansas, Nebraska, Nevada and Pennsylvania. Sempra Natural Gas develops and operates natural gas storage and related pipeline facilities in Alabama, Louisiana and Mississippi, operates its Mesquite Power natural gas generation facility in Arizona and has marketing operations in California.

Sempra Natural Gas operates Mobile Gas Service Corporation (Mobile Gas), a natural gas distribution utility serving southwest Alabama that is regulated by the Alabama Public Service Commission. Mobile Gas has franchise agreements with the two counties and ten cities in its service territory, with fixed expiration dates ranging from 2015 to 2044, which allow it to locate, operate and maintain facilities for the transmission and distribution of natural gas. Sempra Natural Gas also operates Willmut Gas Company (Willmut Gas), a natural gas distribution utility serving Hattiesburg, Mississippi and regulated by the Mississippi Public Service Commission. These entities are subject to state and local laws, and to regulations in the states in which they operate.

Other U.S. Regulation

In the United States, the FERC, with ratemaking authority over sales of wholesale power and the transportation and storage of natural gas in interstate commerce, and siting and permitting authority for liquefied natural gas (LNG) terminals, regulates Sempra Renewables’ and Sempra Natural Gas’ operations. Sempra Renewables and Sempra Natural Gas operate under the jurisdiction of the North American Electric Reliability Corporation, which is subject to oversight by the FERC. Sempra Natural Gas also owns an interest in the Rockies Express pipeline (REX), a natural gas pipeline that operates in eight states in the United States and is subject to regulation by the FERC. Sempra Natural Gas also has an investment in Cameron LNG Holdings, LLC (Cameron LNG Holdings), located in Louisiana, that is subject to regulations of the U.S. Department of Energy (DOE) regarding the export of LNG. We discuss Sempra Natural Gas’ investments further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

▪
Sempra Natural Gas: market-based for the receipt, storage, and vaporization of LNG and liquefaction of natural gas (at the Cameron LNG Holdings joint venture) and the purchase and sale of LNG and natural gas

The California Utilities and Sempra Natural Gas are subject to regulation by the U.S. Commodity Futures Trading Commission. Sempra Natural Gas is also subject to DOT rules and regulations regarding pipeline safety.

Foreign Regulation

Our Sempra Mexico segment owns and operates the following in Mexico:

▪	a natural gas-fired power plant and a 50-percent interest in a wind generation facility in Baja California, Mexico

▪	natural gas distribution systems in Mexicali, Chihuahua, and the La Laguna-Durango zone in north-central Mexico

▪
natural gas pipelines between the U.S. border and Baja California, Mexico and Sonora, Mexico. Sempra Mexico also owns a 50-percent interest in a joint venture with PEMEX (Petróleos Mexicanos, the Mexican state-owned oil company) that operates several natural gas pipelines and propane systems in Mexico

▪	the Energía Costa Azul LNG regasification terminal located in Baja California, Mexico

These operations are subject to regulation by the Energy Regulatory Commission (Comisión Reguladora de Energía, or CRE) and by the labor and environmental agencies of city, state and federal governments in Mexico.

Sempra Mexico’s operations in Mexico are contained in the Sempra Energy subsidiary Infraestructura Energética Nova, S.A.B. de C.V. (IEnova). In the first quarter of 2013, IEnova completed a private offering in the U.S. and outside of Mexico and concurrent public offering in Mexico of common stock. The issuance of shares was approved and is subject to regulation by the Mexican National Banking and Securities Commission (Comisión Nacional Bancaria y de Valores, or CNBV) for registration of the shares with the Mexican National Securities Registry (Registro Nacional de Valores, or RNV) maintained by the CNBV. IEnova’s shares are traded on the Mexican Stock Exchange (La Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV) under the symbol “IENOVA.”

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

CALIFORNIA NATURAL GAS UTILITY OPERATIONS

SoCalGas and SDG&E sell, distribute and transport natural gas. SoCalGas purchases and stores natural gas for its core customers and SDG&E’s core customers on a combined portfolio basis and provides natural gas storage services for others. We discuss the California Utilities’ resource planning, natural gas procurement, contractual commitments, and related regulatory matters below. We also provide further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Customers

At December 31, 2014, SoCalGas had approximately 5.9 million customer meters consisting of approximately:

▪	5,594,100 residential

▪	246,800 commercial

▪	27,000 industrial

▪	50 electric generation and wholesale

At December 31, 2014, SDG&E had approximately 868,000 natural gas customer meters consisting of approximately:

▪	826,000 residential

▪	28,600 commercial

▪	12,900 electric generation and transportation

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

In 2014, SoCalGas added approximately 26,000 new connected natural gas customer meters and in 2013, it added approximately 23,000 new connected meters, representing an annual growth rate of 0.4 percent in both years. SDG&E’s connected natural gas customer meters increased by approximately 3,000 in 2014, representing an annual growth rate of 0.4 percent; in 2013, it added nearly 5,000 new connected meters, representing an annual growth rate of 0.6 percent. Based on forecasts of new housing starts, SoCalGas and SDG&E each expect that their new meter annual growth rates in 2015 will be slightly higher than those achieved in 2014.

Natural Gas Procurement and Transportation

SoCalGas purchases natural gas under short-term and long-term contracts for the California Utilities’ core customers. SoCalGas purchases natural gas from Canada, the U.S. Rockies and the southwestern U.S. to meet its and SDG&E’s core customer requirements and maintain supply reliability. It also purchases some California natural gas production and additional supplies delivered directly to California for its remaining requirements. Purchases of natural gas are primarily priced based on published monthly bid-week indices.

To ensure the delivery of the natural gas supplies to its distribution system and to meet the seasonal and annual needs of customers, SoCalGas has entered into firm interstate pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation rights. These contracts expire on various dates between 2015 and 2028. Pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company, Pacific Gas and Electric Company (PG&E), and Kern River Gas Transmission Company, provide transportation services into SoCalGas’ intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The FERC regulates the rates that interstate pipeline companies may charge for natural gas and transportation services.

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

Demand for Natural Gas

Growth in the demand for natural gas largely depends on the health and expansion of the Southern California economy, prices of alternative energy products, environmental regulations, renewable energy, legislation, and the effectiveness of energy efficiency programs. External factors such as weather, the price of electricity, the use of hydroelectric power, development of renewable energy resources, development of new natural gas supply sources, demand for natural gas outside the state of California, and general economic conditions can also result in significant shifts in market price, which may in turn impact demand.

The California Utilities face competition in the residential and commercial customer markets based on customers’ preferences for natural gas compared with other energy products. In the noncore industrial market, some customers are capable of securing alternate fuel supplies from other suppliers which can affect the demand for natural gas. The California Utilities’ ability to maintain their respective industrial market shares is largely dependent on the relative price spread between delivered natural gas and potential fuel alternatives.

Natural gas demand for electric generation within Southern California competes with electric power generated throughout the western United States. Natural gas transported for electric generating plant customers may be affected by the growth in renewable generation, the addition of more efficient gas technologies and the extent that regulatory changes and electric transmission infrastructure investment divert electric generation from the California Utilities’ respective service areas. The demand may also fluctuate due to volatility in the demand for electricity and the availability of competing supplies of electricity such as hydroelectric generation and other renewable energy sources. We provide additional information regarding the electric industry in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The natural gas distribution business is seasonal, and cash provided from operating activities generally is greater during and immediately following the winter heating months. As is prevalent in the industry, SoCalGas injects natural gas into storage during the summer months (usually April through October), which reduces cash provided from operating activities during this period, for withdrawal from storage during the winter months (usually November through March), which increases cash provided from operating activities, when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

SDG&E

Customers

SDG&E’s service area covers 4,100 square miles. At December 31, 2014, SDG&E had 1.4 million electric customer meters consisting of approximately:

▪	1,259,800 residential

▪	149,000 commercial

▪	500 industrial

▪	2,100 street and highway lighting

▪	5,200 direct access

SDG&E’s active electric customer meters increased by approximately 8,000 and 7,000 in 2014 and 2013, respectively, representing annual growth rates of 0.6 percent and 0.5 percent, respectively. Based on forecasting of new housing starts, SDG&E expects that its new meter annual growth rate in 2015 will be slightly higher than the growth in 2014.

Resource Planning and Power Procurement

SDG&E’s resource planning, power procurement and related regulatory matters are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Electric Resources

The supply of electric power available to SDG&E for resale is based on CPUC-approved purchased-power contracts currently in place with its various suppliers, its wholly owned generating facilities, and purchases on a spot basis. This supply as of December 31, 2014 is as follows:

SDG&E ELECTRIC RESOURCES

Resource	Number of contracts	Expiration date	Megawatts
PURCHASED-POWER CONTRACTS:
Contracts with Qualifying Facilities (QFs)(1):
Cogeneration	4	2015 and thereafter	246

Other contracts with renewable sources:
Wind	11	2018 - 2033	1,067
Solar PV	14	2033 - 2039	891
Bio-gas/Hydro	16	2015 and thereafter	39
Biomass	2	2017, 2025	60
Total			2,057

Other long-term and tolling contracts(2):
Natural gas	4	2019 - 2039	800
Hydro/Pump storage	1	2037	40
Demand response/Distributed generation	1	2016	25
Total			865
Total contracted			3,168

OWNED GENERATION, NATURAL GAS:
Palomar Energy Center			566
Miramar Energy Center			96
Desert Star Energy Center			485
Cuyamaca Peak Energy Plant			47
Total generation			1,194
TOTAL CONTRACTED AND OWNED GENERATION			4,362
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

Natural Gas Supply

SDG&E buys natural gas under short-term contracts for its Palomar, Miramar, Desert Star and Cuyamaca Peak generating facilities and for the Otay Mesa Energy Center LLC, Orange Grove Energy L.P., El Cajon Energy, LLC and Escondido Energy Center, LLC tolling contracts. Purchases are from various southwestern U.S. suppliers and are primarily priced based on published monthly bid-week indices. SDG&E’s natural gas is typically delivered from Southern California border receipt points to the SoCal CityGate pool via backbone transmission system rights which expire on September 30, 2017. The natural gas is then delivered to the generating facilities through SoCalGas’ and SDG&E’s pipeline systems in accordance with a transportation agreement that expires on May 31, 2015. SDG&E has also contracted with SoCalGas for natural gas storage through March 31, 2015.

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

Transmission Arrangements

SDG&E’s 500-kilovolt (kV) Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego, California. SDG&E’s share of the line is 1,162 megawatts (MW), although it can be less under certain system conditions.

SDG&E’s Sunrise Powerlink is a 500-kV transmission line constructed and operated by SDG&E with import capability of 1,000 MW of power. It provides transmission capability into SDG&E’s service territory for renewable energy generated at various renewable energy generation facilities located in the Imperial Valley region of Southern California. This transmission line was placed in service in June 2012. We provide further discussion of Sunrise Powerlink in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Chilquinta Energía

Customers

Chilquinta Energía is an electric distribution utility with approximately 657,000 customer meters in the cities of Valparaiso and Viña del Mar in central Chile, with a main service area covering 4,400 square miles. At December 31, 2014, its customer meters consisted of approximately:

▪	606,500 residential

▪	37,800 commercial

▪	1,400 industrial

▪	6,300 street and highway lighting

▪	5,000 agricultural

In Chile, customers are classified as regulated and non-regulated customers based on installed capacity. Regulated customers are those whose installed capacity is less than 500 kilowatts (kW). Non-regulated customers are those whose installed capacity is greater than 2,000 kW. Customers with installed capacity between 500 kW and 2,000 kW may choose to be classified as regulated or non-regulated. Non-regulated customers can buy power from other sources, such as directly from the generator.

In 2014, Chilquinta Energía added approximately 17,000 new customer meters at a growth rate of 2.7 percent. Chilquinta Energía’s electric energy sales increased by approximately 88,000 megawatt hours (MWh) and 158,000 MWh in 2014 and 2013, respectively, representing an annual growth rate of 3 percent in 2014 and 6 percent in 2013.

Electric Resources

The supply of electric power available to Chilquinta Energía comes from power purchase contracts currently in place with its various suppliers and its suppliers’ generating facilities. This supply as of December 31, 2014 is as follows:

CHILQUINTA ENERGÍA ELECTRIC RESOURCES

Resource	Number of contracts	Expiration date	Megawatts
PURCHASED-POWER CONTRACTS(1)(2):
Thermal/Hydro/Wind	16	2020 to 2027	484

SMALL GENERATION PLANTS:
Thermal			11
TOTAL			495
(1)			Contracts with fuel sources that include natural gas, coal or diesel are collectively referred to as thermal.
(2)			In 2014, energy contracts in the Central Interconnected System, where Chilquinta Energía operates, were supplied from 52 percent thermal, 45 percent hydro and 3 percent wind sources.

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

Transmission System and Access

Transmission lines in Chile are either part of its main transmission system (sistema de transmisión troncal) or its sub-transmission system (sistema de subtransmisión). In Chile, main transmission lines must be greater than or equal to 220 kV. Chilquinta Energía primarily uses Transelec, a third party, for its main transmission. In general, sub-transmission systems operate at voltage levels greater than 23 kV and lower than or equal to 220 kV. Sub-transmission systems, including those owned by Chilquinta Energía, are comprised of infrastructure that is interconnected to the electricity system to supply non-regulated or regulated end-users located in the distribution service area.

Luz del Sur

Customers

Luz del Sur is an electric distribution utility with approximately 1,029,000 customer meters in the southern zone of metropolitan Lima, Peru, with a main service area covering approximately 1,160 square miles. At December 31, 2014, its customer meters consisted of approximately:

▪	962,800 residential

▪	56,000 commercial

▪	3,900 industrial

▪	5,000 street and highway lighting

▪	1,300 agricultural

In Peru, customers are classified as regulated and non-regulated customers based on capacity demand. Regulated customers are those whose capacity demand is less than 200 kW and their energy supply is considered public service. Non-regulated customers are those whose capacity demand is greater than 2,500 kW. Customers with capacity demand between 200 kW and 2,500 kW may choose to be classified as regulated or non-regulated.

In 2014, Luz del Sur added approximately 33,000 new customer meters at a growth rate of 3.3 percent. Luz del Sur’s electric energy sales increased by approximately 303,000 MWh and 316,000 MWh in 2014 and 2013, respectively, representing an annual growth rate of 4 percent in 2014 and 5 percent in 2013.

Electric Resources

The supply of electric power available to Luz del Sur comes from power purchase contracts currently in place with various suppliers, as well as purchases made on an as-needed basis. This supply as of December 31, 2014 is as follows:

LUZ DEL SUR ELECTRIC RESOURCES

Resource	Number of contracts	Expiration date	Megawatts
PURCHASED-POWER CONTRACTS(1):
Bilateral contracts:
Hydro	1	2015	25

Auction contracts:
Hydro	6	2015-2021	264
Thermal	5	2021-2023	674
Hydro/Thermal	3	2021-2023	510
Total			1,448
TOTAL CONTRACTED			1,473
(1)			Contracts with fuel sources that include natural gas, coal or diesel are collectively referred to as thermal.

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

Luz del Sur is in the final stages of construction of Santa Teresa, a 100-MW hydroelectric power plant in Peru’s Cusco region. It is scheduled to be completed in the first half of 2015.

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

Luz del Sur has received regulatory approval for an amended transmission investment plan that includes the development and operation of four substations and their related transmission lines in Lima, Peru. We estimate that the project will be in service in 2016 and 2017 as portions are completed.

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

Generation – Renewables

Sempra Renewables primarily competes for wholesale contracts for the generation and sale of electricity through its development of and investments in wind and solar generation facilities. For sales of non-contracted renewable energy, Sempra Renewables competes with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities, and other energy service companies. The number and type of competitors may vary based on location, generation type and project size. Also, regulatory initiatives designed to enhance energy consumption from renewable resources for regulated utility companies may increase competition from these types of institutions. These utilities may have a lower cost of capital than most independent renewable power producers and often are able to recover fixed costs through rate base mechanisms. This recovery allows them to build, buy and upgrade renewable generation projects without relying exclusively on market clearing prices to recover their investments.  Additionally, generation from Sempra Renewables’ renewable energy assets is exposed to fluctuations in naturally occurring conditions such as wind, inclement weather and hours of sunlight.

Our renewable energy competitors include, among others:

▪ Exelon Energy ▪ Iberdrola Renewables ▪ MidAmerican Energy	▪ NextEra Energy Resources ▪ NRG Energy
Because Sempra Mexico sells the power that it generates at its Energía Sierra Juárez wind project into California, it is also impacted by these competitive factors.

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

Sempra Natural Gas’ competitors include, among others:

▪ AGL Resources ▪ Boardwalk Pipeline Partners ▪ Cardinal Gas Storage Partners ▪ Clean Energy ▪ Duke Energy ▪ Enbridge ▪ Energy Transfer Partners ▪ Enstor	▪ Enterprise Products Partners ▪ Kinder Morgan ▪ Macquarie Infrastructure Partners ▪ NiSource ▪ Plains All American Pipeline ▪ Spectra Energy ▪ TransCanada ▪ The Williams Companies
Sempra Mexico’s natural gas pipeline competitors include, among others:

▪ Carso Energy ▪ EDF Energy ▪ Elecnor ▪ Enagas ▪ Fermaca ▪ GDF SUEZ	▪ Kinder Morgan ▪ Mitsui ▪ PEMEX (MGI) ▪ Promigas ▪ TransCanada
LNG

Technological advances associated with shale gas and tight oil production have reduced the forecasted need for North American LNG import facilities and increased interest in liquefaction and export opportunities.

At current forward gas prices, U.S. Gulf Coast liquefaction appears to be among the most price competitive potential LNG supply in the world. Brownfield liquefaction is particularly price competitive, resulting from many factors, including:

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

Global LNG competition, primarily from Canada, Russia, East Africa and Australia, may limit U.S. LNG exports, as international liquefaction projects attempt to match U.S. Gulf Coast LNG production costs and customer contractual rights such as volume and destination flexibility. Host governments for international liquefaction projects are altering fiscal and tax regimes in an effort to make projects in their jurisdictions competitive relative to U.S. projects, however sustained low oil prices may cause some of the international projects to become unfeasible due to their LNG price formulas’ link to oil prices. It is expected that U.S. LNG exports will increase competition for current and future global natural gas demand, and thereby facilitate development of a global commodity market for natural gas.

On October 1, 2014, Sempra Natural Gas and its joint venture project partners completed the formation of a joint venture for their investment in the development, construction and operation of a natural gas liquefaction export facility. Our 50.2-percent retained equity in the joint venture, Cameron LNG Holdings, was derived from the contribution of our existing Cameron LNG regasification facility in Hackberry, Louisiana to the joint venture. The new liquefaction facility, which began construction in the second half of 2014, will utilize Cameron LNG’s existing facilities, including two marine berths, three LNG storage tanks, and vaporization capability of 1.5 billion cubic feet (Bcf) per day. The joint venture has authorization to export LNG to both Free Trade Agreement (FTA) countries and to countries that do not have an FTA with the United States.

Cameron LNG Holdings has 20-year liquefaction and regasification tolling capacity agreements in place with GDF SUEZ S.A. and affiliates of Mitsubishi Corporation and Mitsui & Co., Ltd., that subscribe the full nameplate capacity of the facility. We discuss Cameron LNG Holdings in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report. Our joint venture partners, affiliates of GDF SUEZ S.A., Mitsubishi Corporation (through a related company jointly established with Nippon Yusen Kabushiki Kaisha (NYK)), and Mitsui & Co., Ltd., compete globally to market and sell LNG to end users, including gas and electric utilities located in LNG importing countries around the world. By providing liquefaction services, Cameron LNG Holdings will compete indirectly with liquefaction projects currently operating and those under development in the global LNG market. In addition to the U.S., these competitors are located in the Middle East, Southeast Asia, Africa, South America, Australia and Europe.

Sempra Energy is also taking steps to develop additional LNG export facilities at Sempra Natural Gas’ Port Arthur, Texas, property and Sempra Mexico’s Energía Costa Azul regasification facility. In addition, Cameron LNG Holdings is working on the development of two additional trains. These projects would compete against other global projects.

Our LNG liquefaction business’ major domestic and international competitors will include, among others, the following companies and their related LNG affiliates:

▪ BG ▪ BP ▪ Cheniere Energy ▪ Chevron ▪ ConocoPhillips ▪ ExxonMobil	▪ Kinder Morgan ▪ Petronas ▪ Qatar Petroleum ▪ Royal Dutch Shell ▪ Total ▪ Woodside

ENVIRONMENTAL MATTERS

We discuss environmental issues affecting us in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. You should read the following additional information in conjunction with those discussions.

Hazardous Substances

The CPUC’s Hazardous Waste Collaborative mechanism allows California’s IOUs to recover hazardous waste cleanup costs for certain sites, including those related to certain Superfund sites. This mechanism permits the California Utilities to recover in rates 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses. In addition, the California Utilities have the opportunity to retain a percentage of any recoveries from insurance carriers and other third parties to offset the cleanup and associated litigation costs not recovered in rates.

At December 31, 2014, we had accrued estimated remaining investigation and remediation liabilities of $7 million at SDG&E and $24 million at SoCalGas, both related to hazardous waste sites for which the Hazardous Waste Collaborative mechanism applies, as described above. The accruals include costs for numerous locations, most of which had been manufactured-gas plants at SoCalGas. We believe that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the consolidated results of operations, cash flows or financial condition of Sempra Energy, SDG&E or SoCalGas.

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

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS have an agreement with the California Coastal Commission (CCC) to mitigate environmental impacts to the marine environment attributed to the cooling-water discharge from SONGS during its operation. SONGS’ early retirement, described in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report, does not reduce SDG&E’s mitigation obligation. SDG&E’s share of the mitigation costs is estimated to be $63 million, of which $43 million had been incurred through December 31, 2014, and $20 million is accrued for the remaining costs through 2050. Artificial kelp reef, fish hatchery and wetlands restoration projects are complete, but continue to be studied until the CCC accepts the projects. The remaining costs are to meet CCC acceptance requirements and maintain the projects through 2050.

EXECUTIVE OFFICERS OF THE REGISTRANTS

EXECUTIVE OFFICERS OF SEMPRA ENERGY

Name	Age(1)	Position(1)
Debra L. Reed	58	Chairman and Chief Executive Officer
Mark A. Snell	58	President
Joseph A. Householder	59	Executive Vice President and Chief Financial Officer
Martha B. Wyrsch	57	Executive Vice President and General Counsel
Trevor I. Mihalik	48	Senior Vice President, Controller and Chief Accounting Officer
G. Joyce Rowland	60	Senior Vice President, Chief Human Resources Officer and Chief Administrative
		Officer
(1) Ages and positions are as of February 26, 2015.

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

EXECUTIVE OFFICERS OF SDG&E AND SOCALGAS

Name	Age(1)	Position(1)
San Diego Gas & Electric Company
J. Walker Martin	53	Chief Executive Officer
Steven D. Davis	59	President and Chief Operating Officer
James P. Avery	58	Senior Vice President – Power Supply
J. Chris Baker	55	Senior Vice President and Chief Information Technology Officer
Lee Schavrien	60	Senior Vice President – Regulatory Affairs and Operations Support
Erbin B. Keith	54	Senior Vice President and General Counsel
Robert M. Schlax	59	Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and
		Treasurer

Southern California Gas Company
Dennis V. Arriola	54	President and Chief Executive Officer
J. Bret Lane	55	Chief Operating Officer
J. Chris Baker	55	Senior Vice President and Chief Information Technology Officer
Lee Schavrien	60	Senior Vice President – Regulatory Affairs and Operations Support
Robert M. Schlax	59	Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and
		Treasurer
Sharon L. Tomkins	49	Vice President and General Counsel
(1) Ages and positions are as of February 26, 2015.

With the exception of Mr. Arriola and Ms. Tomkins, each executive officer of SDG&E and SoCalGas has been an officer or employee of Sempra Energy or its subsidiaries for at least the last five years. Mr. Arriola was a Senior Vice President and the Chief Financial Officer of SDG&E and SoCalGas from September 2006 to November 2008, and held numerous management positions with Sempra Energy or its subsidiaries prior to that period. In November 2008, Mr. Arriola became a Senior Vice President and the Chief Financial Officer of SunPower Corporation. From April 2010 to March 2012, he was the Executive Vice President and Chief Financial Officer of SunPower Corporation. In August 2012, he joined SoCalGas as President and Chief Operating Officer, and in December 2012, he also joined the SoCalGas board of directors.

Before joining SoCalGas in 2010, Ms. Tomkins was a partner of O’Melveny and Meyers LLP, where she was a founding member of its Energy, Natural Resources and Environmental practice. Ms. Tomkins joined SoCalGas in 2010 as the Regulatory Assistant General Counsel.

OTHER MATTERS

Employees of the Registrants

At December 31, each company had the following number of employees:

NUMBER OF EMPLOYEES

	December 31,
	2014	2013
Sempra Energy Consolidated(1)	17,046	17,122
SDG&E(1)	4,300	4,603
SoCalGas	8,324	8,196
(1)	Excludes employees of variable interest entities as defined by accounting principles generally accepted in the United States of America.

Labor Relations

SoCalGas

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council (collectively “Union”) under a single collective bargaining agreement. The provisions of the collective bargaining agreement for these employees covering wages, hours, working conditions, medical and all other benefit plans are in effect through September 30, 2015. At December 31, 2014, SoCalGas had 8,324 employees, 69 percent of whom are represented by the Union.

SDG&E

Field employees and some clerical and technical employees at SDG&E are represented by the International Brotherhood of Electrical Workers. Provisions of the collective bargaining agreement covering wages and working conditions for these employees are in effect through August 31, 2015. For these same employees, the agreement covering pension and savings plan benefits is in effect through October 1, 2015, and the agreement covering health and welfare benefits is in effect through December 31, 2015. At December 31, 2014, SDG&E had 4,300 employees, 30 percent of whom are covered by these agreements.

Sempra South American Utilities

Field, technical and administrative employees at Luz del Sur are represented by the Unified Trade Union of Electricity Workers of Lima and Callao, and the Trade Union of Employees of Electrolima. A collective bargaining agreement is under negotiation with both of these trade unions and once signed, will cover these employees and will also be extended to 149 nonrepresented employees. It will cover wages, working conditions and other benefit plans, and will be in effect from January 1, 2015 through December 31, 2015.

Field, technical and administrative employees at Chilquinta Energía are represented by Labor Union Number 1 Chilquinta Energía, Labor Union Number 2 Chilquinta Energía, Litoral Labor Union, Luzlinares Labor Union, Tecnored Labor Union Number 1, Negotiating Group Luzparral and Negotiating Group Casablanca. The collective bargaining agreements for employees represented by these unions and negotiating groups cover wages, hours, working conditions and medical and other benefit plans and are in effect through various dates from 2015 to 2016.

Professional employees at Chilquinta Energía are represented by Group of University Graduates of Chilquinta Energía. The collective bargaining agreement for these employees covers wages, hours, working conditions and medical and other benefit plans and is in effect through July 2, 2017.

At December 31, 2014, Sempra South American Utilities had a total of 1,340 employees in Peru, of whom 24 percent are covered under a labor agreement, and 1,385 employees in Chile, of whom 37 percent are covered under labor agreements.

Sempra Mexico

At December 31, 2014, Sempra Mexico had 581 employees, 6 percent of whom are covered by various collective bargaining agreements with different labor unions. The collective bargaining agreements are subject to renegotiation on an annual basis with respect to wages, and otherwise on a bi-annual basis.

Mobile Gas

Field employees at Mobile Gas are represented by the United Steelworkers Union under a single collective bargaining agreement. The agreement for these employees covers wages, hours, working conditions and medical and other benefit plans and is in effect through November 30, 2017. At December 31, 2014, Mobile Gas had a total of 216 employees, 34 percent of whom are covered under this agreement.

ITEM 1A.  RISK FACTORS

When evaluating our company and its subsidiaries, you should consider carefully the following risk factors and all other information contained in this report. These risk factors could materially adversely affect our actual results and cause such results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We may also be materially harmed by risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of the following occurs, our businesses, cash flows, results of operations, financial condition and/or prospects could be materially negatively impacted. In addition, the trading prices of our securities and those of our subsidiaries could substantially decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning our company set forth in the Annual Report, including, without limitation, the information set forth in the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In this section, when we state that a risk or uncertainty may, could or will have a “material adverse effect” on us or may, could or will materially adversely affect us, we mean that the risk or uncertainty may, could or will have a material adverse effect on our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities.

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

A significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes and penalties on such transfers of cash, which reduces the cash available to us. In addition, we may be required to pay U.S. income taxes on earnings that are not repatriated if legislation being discussed on this matter is passed. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our United States operations, we may incur significant U.S. and foreign taxes and/or penalties to repatriate these funds.

Conditions in the financial markets and economic conditions generally may materially adversely affect us.

Our businesses are capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and refund outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations.

The credit markets and financial services industry have in the past experienced periods of extreme world-wide turmoil characterized by the bankruptcy, failure, collapse or sale of many financial institutions and by extraordinary levels of government intervention and regulation.

Limitations on the availability of credit and increases in interest rates or credit spreads may materially adversely affect our businesses, cash flows, results of operations, financial condition and/or prospects, as well as our ability to meet contractual and other commitments. In difficult credit market environments, we may find it necessary to fund our operations and capital expenditures at a higher cost or we may be unable to raise as much funding as we need to support business activities. This could cause us to reduce capital expenditures and could increase our cost of servicing debt, both of which could significantly reduce our short-term and long-term profitability.

The availability and cost of credit for our businesses may be greatly affected by credit ratings. If the credit ratings of SoCalGas or SDG&E were to be reduced, their cash flows and results of operations could be materially adversely affected, and any reduction in Sempra Energy’s credit ratings could materially adversely affect the cash flows and results of operations of Sempra Energy and its non-California regulated utility subsidiaries. If the credit ratings of Sempra Energy or any of its subsidiaries were to decline, especially below investment grade, financing costs and the principal amount of borrowings would likely increase because certain counterparties may require collateral in the form of cash, a letter of credit or other forms of security for new and existing transactions. Such amounts may be material and could adversely affect our cash flows, results of operations and financial condition.

Sempra Energy has substantial investments in Mexico and South America which expose us to foreign currency, legal, tax, economic and management oversight risk.

We have foreign operations in Mexico and South America. Our foreign operations pose complex management, foreign currency, legal, tax and economic risks, which we may not be able to fully mitigate with our actions. These risks differ from and potentially may be greater than those associated with our domestic businesses. Our international businesses are sensitive to changes in the priorities and budgets of international customers and to geo-political uncertainties, which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Foreign currency exchange rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations, which could materially adversely affect our financial performance. Our primary currency exposures are to the Mexican, Peruvian and Chilean currencies. Our primary objective in reducing foreign currency risk is to preserve the economic value of our foreign investments and to reduce earnings volatility that would otherwise occur due to exchange rate fluctuations. We may attempt to offset material cross-currency transactions and earnings exposure through various means, including financial instruments and short-term investments. Because we generally do not hedge our net investments in foreign countries, we are susceptible to volatility in other comprehensive income caused by exchange rate fluctuations.

Risks Related to All Sempra Energy Subsidiaries

Our businesses are subject to complex government regulations and may be materially adversely affected by changes in these regulations or in their interpretation or implementation.

In recent years, the regulatory environment that applies to the electric power and natural gas industries has undergone significant changes, on the federal, state and local levels. These changes have affected the nature of these industries and the manner in which their participants conduct their businesses. These changes are ongoing, and we cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on our businesses. Moreover, existing regulations, laws and tariffs may be revised or reinterpreted, and new regulations, laws and tariffs may be adopted or become applicable to us and our facilities. Special tariffs may also be imposed on components used in our businesses that could increase costs.

Our businesses are subject to increasingly complex accounting and tax requirements, and the regulations, laws and tariffs that affect us may change in response to economic or political conditions. Compliance with these requirements could increase our operating costs, and new tax legislation, regulations or other interpretations in the U.S. and other countries in which we operate could materially adversely affect our tax expense and/or tax balances. Changes in regulations, laws and tariffs and changes in the way regulations, laws and tariffs are implemented and interpreted may have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.

Our operations are subject to rules relating to transactions among the California Utilities and other Sempra Energy operations. These rules are commonly referred to as the Affiliate Transaction Rules. These businesses could be materially adversely affected by changes in these rules or to their interpretations, or by additional CPUC or FERC rules that further restrict our ability to sell electricity or natural gas, or to trade with the California Utilities and with each other. Affiliate Transaction Rules also could require us to obtain prior approval from the CPUC before entering into any such transactions with the California Utilities. Any such restrictions on or approval requirements for transactions among affiliates could materially adversely affect the LNG terminals, natural gas pipelines, electric generation facilities, or other operations of our subsidiaries, which could have a material adverse effect on our businesses, results of operations and/or prospects.

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

All of our existing and planned development projects require multiple approvals. The acquisition, construction, ownership and operation of LNG terminals, natural gas pipelines and storage facilities, and electric generation and transmission facilities require numerous permits, licenses, certificates and other approvals from federal, state, local and foreign governmental agencies. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. In addition, permits, licenses, certificates, and other approvals may be modified, rescinded or fail to be extended by one or more of the governmental agencies and authorities that oversee our businesses. If there is a delay in obtaining any required regulatory approvals or failure to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, or we may be forced to incur additional costs. Any such delay or failure to obtain or maintain the necessary permits, licenses, certificates and other approvals could cause our sales to materially decline, and/or our costs to materially increase, and otherwise materially adversely affect our businesses, cash flows, financial condition, results of operations and/or prospects.

Our businesses have significant environmental compliance costs, and future environmental compliance costs could have a material adverse effect on our cash flows and results of operations.

Our businesses are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection, including, in particular, climate change and greenhouse gas, or GHG, emissions. We are required to obtain numerous governmental permits, licenses, certificates and other approvals to construct and operate our businesses. Additionally, to comply with these legal requirements, we must spend significant amounts on environmental monitoring, pollution control equipment, mitigation costs and emissions fees. In addition, we are generally responsible for all on-site liabilities associated with the environmental condition of our electric generation facilities and other energy projects, regardless of when the liabilities arose and whether they are known or unknown. Our facilities are subject to regulations protecting migratory birds, which have recently been the subject of increased enforcement activity with respect to wind farms. Failure to comply with applicable environmental laws may subject our businesses to substantial penalties and fines and/or significant curtailments of our operations, which could materially adversely affect our cash flows and/or results of operations.

The scope and effect of new environmental laws and regulations, including their effects on our current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation and regulation may have substantial negative effects on our operations, operating costs, and the scope and economics of proposed expansion, which could have a material adverse effect on our results of operations, cash flows and/or prospects. In particular, state-level laws and regulations, as well as proposed national and international legislation and regulation relating to the control and reduction of GHG emissions (including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride), may materially limit or otherwise materially adversely affect our operations. The implementation of recent and proposed California and federal legislation and regulation may materially adversely affect our unregulated businesses by imposing, among other things, additional costs associated with emission limits, controls and the possible requirement of carbon taxes or the purchase of emissions credits. Similarly, the California Utilities may be materially adversely affected if these additional costs are not recoverable in rates. Even if recoverable, the effects of existing and proposed greenhouse gas emission reduction standards may cause rates to increase to levels that substantially reduce customer demand and growth and may have a material adverse effect on the California Utilities’ cash flows. SDG&E may also be subject to significant penalties and fines if certain mandated renewable energy goals are not met.

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

Like other major industrial facilities, ours may be damaged by severe weather conditions, natural disasters such as earthquakes, tsunamis and fires, catastrophic accidents, or acts of terrorism. Because we are in the business of using, storing, transporting and disposing of highly flammable and explosive materials, as well as radioactive materials, and operating highly energized equipment, the risks such incidents may pose to our facilities and infrastructure, as well as the risks to the surrounding communities are substantially greater than the risks such incidents may pose to a typical business. The facilities and infrastructure we own that may be subject to such incidents include, but are not limited to:

▪ power generation plants	▪ natural gas, propane and ethane pipelines, storage and compression facilities
▪ electric transmission and distribution	▪ nuclear fuel and nuclear waste storage facilities
▪ LNG terminals and storage	▪ nuclear power facilities
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

Severe weather conditions may also impact our businesses. On January 17, 2014, the Governor of California declared a state of emergency because of severe drought conditions in the state. The drought conditions in California and the western United States increase the risk of catastrophic wildfires in SDG&E’s and SoCalGas’ service territories, which could place third party property and our electric and natural gas infrastructure in jeopardy. The drought conditions also reduce the amount of power available from hydro-electric generation facilities in the Northwest United States, which could adversely impact the availability of a reliable energy supply into the California electric grid managed by the California ISO. If alternate supplies of electric generation are not available to replace the lower level of power available from hydro-electric generation facilities, this could result in temporary power shortages in SDG&E’s service territory.

Our businesses, results of operations, financial condition and/or cash flows may be materially adversely affected by the outcome of pending litigation against us.

Sempra Energy and its subsidiaries are defendants in numerous lawsuits and arbitration proceedings. We have spent, and continue to spend, substantial amounts of money and time defending these lawsuits and proceedings, and in related investigations and regulatory proceedings. We discuss these proceedings in Note 15 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. The uncertainties inherent in lawsuits, arbitrations and other legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. In addition, juries have demonstrated a willingness to grant large awards, including punitive damages, in personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable in whole or in part from our customers, which in each case could materially adversely affect our businesses, cash flows, results of operations and/or financial condition.

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

New business technologies present a risk for attacks on our information systems and the integrity of our energy grid and our natural gas pipeline infrastructure and storage.

Cybersecurity and the protection of our operations and other activities and our customer and employee information are a priority at Sempra Energy, SDG&E and SoCalGas. In addition to general information and cyber risks that all Fortune 500 corporations face (e.g. malware, malicious intent by insiders and inadvertent disclosure of sensitive information), the utility industry faces evolving cybersecurity risks associated with protecting sensitive and confidential customer information, Smart Grid infrastructure, and natural gas pipeline and storage infrastructure. Deployment of new business technologies represents a new and large-scale opportunity for attacks on our information systems and confidential customer information, as well as on the integrity of the energy grid and the natural gas infrastructure. While our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, to date we have not experienced a material breach of cybersecurity. Addressing these risks is the subject of significant ongoing activities across Sempra Energy’s businesses, but we cannot ensure that a successful attack will not occur. An attack on our information systems, unauthorized access to confidential customer information, the integrity of the energy grid or the natural gas infrastructure, or one of our facilities could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.

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

Finally, as seen with recent cyber-attacks on U.S. corporations, the goal of a cyber-attack may be primarily to inflict large scale harm on a company and the places where it operates. Any such cyber-attack could cause widespread disruptions to our operating and administrative systems, including the destruction of critical information and programming, that could materially adversely affect our business operations and the integrity of the power grid, and/or release confidential information about our company and our customers, employees and other constituents.

Our businesses will need to continue to adapt to technological change which may cause us to incur significant expenditures to adapt to these changes and which efforts may not be successful.

We expect that emerging technologies may be superior to, or may not be compatible with, some of our existing technologies, investments and infrastructure, and may require us to make significant expenditures to remain competitive or result in the obsolescence of certain operating assets. Our future success will depend, in part, on our ability to anticipate and successfully adapt to technological changes, to offer services that meet customer demands and evolving industry standards and to recover all, or a significant portion of, any unrecovered investment in obsolete assets. If we incur significant expenditures in adapting to technological changes, fail to adapt to significant technological changes, fail to obtain access to important new technologies, or fail to recover a significant portion of any remaining investment in obsolete assets, our businesses, operating results and financial condition could be materially and adversely affected. Examples of technological changes that could impact our businesses include

▪	California Utilities—Technologies that could change the utilization of natural gas distribution and electric generation, transmission and distribution assets including

□	efficient battery storage technology, combined with

□	the expanded cost-effective utilization of distributed generation (e.g., rooftop solar and community solar projects).

▪	Sempra U.S. Gas & Power

□
At Sempra Renewables, technological advances in distributed and local power generation and energy storage could reduce the demand for large-scale renewable electricity generation. Sempra Renewables’ power sales customers’ ability to perform under long-term agreements could be impacted by changes in utility rate structures and advances in distributed and local power generation.

□	At Sempra Natural Gas, technological advances in alternative fuels and other alternative energy sources could reduce the demand for natural gas.

□
At our LNG businesses, technologies that lower global natural gas and LNG consumption would have the greatest impact on the business. These technologies include cost effective batteries for renewable electricity generation, economic improvements to gas-to-liquids conversion processes, and advances associated with seabed or Arctic gas hydrate exploitation.

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

The CPUC conducts various reviews and audits of utility performance, safety standards and practices, compliance with CPUC regulations and standards, affiliate relationships and other matters. These reviews and audits may result in disallowances, fines and penalties that could materially adversely affect our financial condition, results of operations and/or cash flows. SoCalGas and SDG&E may be subject to penalties or fines related to their operation of natural gas pipelines and, for SDG&E, electric operations, under new regulations concerning natural gas pipeline safety and new citation programs concerning both gas and electric safety, which could have a material adverse effect on their results of operations, financial condition and/or cash flows. We discuss various CPUC proceedings relating to the California Utilities’ rates, costs, incentive mechanisms, and performance-based regulation in Notes 13 and 14 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

The CPUC periodically approves the California Utilities’ rates based on authorized capital expenditures, operating costs, including income taxes, and an authorized rate of return on investment. If actual capital expenditures and/or operating costs were to exceed the amounts approved by the CPUC, our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected. Reductions in key benchmark interest rates may trigger automatic adjustment mechanisms which would reduce the California Utilities’ authorized rates of return, changes in which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.

The CPUC applies performance-based measures and mechanisms to all California utilities. Under these, earnings potential over authorized base margins is tied to achieving or exceeding specific performance and operating goals, and reductions in authorized base margins are tied to not achieving specific performance and operating goals. At both of the California Utilities, the areas that are currently eligible for performance mechanisms are operational activities designated by the CPUC and energy efficiency programs; at SDG&E, electric reliability performance; and, at SoCalGas, natural gas procurement and unbundled natural gas storage and system operator hub services. Although the California Utilities have received incentive awards in the past, there can be no assurance that they will receive awards in the future, or that any future awards earned would be in amounts comparable to prior periods. Additionally, if the California Utilities fail to achieve certain minimum performance levels established under such mechanisms, they may be assessed financial disallowances, penalties and fines which could have a material adverse effect on their results of operations, financial condition and/or cash flows.

The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on investments in electric transmission assets, and other similar matters involving SDG&E.

The California Utilities may be materially adversely affected by new legislation, regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how they operate, could affect their ability to recover various costs through rates or adjustment mechanisms, or could require them to incur substantial additional expenses.

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

▪	the rates charged to our customers;

▪	our ability to site and construct new facilities;

▪	our ability to purchase or construct generating facilities;

▪	safety;

▪	the issuance of securities;

▪	accounting matters;

▪	transactions between affiliates;

▪	the installation of environmental emission controls equipment;

▪	our ability to decommission generating facilities and recover the remaining carrying value of such facilities and related costs;

▪	the amount of certain sources of energy we must use, such as renewable sources, and programs to encourage reductions in energy usage by customers; and

▪	the amount of costs associated with these operations that may be recovered from customers.

Natural gas pipeline safety assessments may not be fully or adequately recovered in rates.

Pending the outcome of various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, the California Utilities may incur substantial incremental expense and capital investment associated with their natural gas pipeline operations and investments, including under SDG&E’s and SoCalGas’ Pipeline Safety Enhancement Plan (PSEP) currently estimated to be $2.1 billion ($1.6 billion for SoCalGas and $500 million for SDG&E) over 10 years for the first phase of this project.

In June 2014, the CPUC issued a final decision in the Triennial Cost Allocation Proceeding (TCAP) addressing SDG&E's and SoCalGas’ PSEP that approved the utilities’ model for implementing PSEP, and established the criteria to determine the amounts related to PSEP that may be recovered from ratepayers and the processes for recovery of such amounts, including providing that such costs are subject to a reasonableness review. In July 2014, the CPUC Office of Ratepayer Advocates (ORA) and TURN filed a joint application for rehearing of the CPUC’s June 2014 final decision.

If the CPUC were to decide as part of any future reasonableness review that rate recovery not be allowed for certain gas pipeline safety costs incurred by SDG&E and SoCalGas, or if the CPUC were to decide in favor of the ORA/TURN joint application for rehearing, it could materially adversely affect the respective company's cash flows, financial condition, results of operations and prospects.

We provide additional information in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The California Utilities are subject to increasingly stringent safety standards and the potential for significant penalties if regulators deem either SDG&E or SoCalGas to be out of compliance.

The California State Senate passed legislation in 2013 (SB 291) which requires the CPUC to develop and maintain a safety enforcement program that includes procedures for monitoring, data tracking and analysis, and investigations, as well as delegates citation authority to CPUC staff personnel under the direction of the CPUC Executive Director. This legislation requires the CPUC to implement the enforcement program for natural gas safety by July 1, 2014 and for electric safety by January 1, 2015. In exercising the citation authority, the CPUC staff will take into account voluntary reporting of potential violations, voluntary resolution efforts undertaken, prior history of violations, the gravity of the violation, and the degree of culpability. The CPUC is planning to adopt an administrative limit on the maximum monetary penalty that may be set by the CPUC staff.

In May 2014, the CPUC initiated a rulemaking proceeding to develop the necessary enforcement programs pursuant to the requirements of SB 291, with the CPUC issuing a decision on the electric safety enforcement program in the fourth quarter of 2014. We expect a CPUC decision making future refinements to the electric and gas safety programs in 2015.

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

If the CPUC or its staff determine that either of SDG&E’s or SoCalGas’ operations and practices are not in compliance with the safety standards, the corrective actions required to be in conformance and any penalties imposed could materially adversely affect the respective company’s cash flows, financial condition, results of operations and prospects.

Meaningful rate reform is necessary because the current multi-tiered electric rate design in California results in a disproportionately high amount of SDG&E’s fixed cost of operating and maintaining its electric infrastructure being borne by higher use consumers in the residential customer class, which results in excessively high electric rates that indirectly subsidize lower use consumers in the residential customer class. The failure by the CPUC to reform SDG&E’s rate structure in a relevant manner could have a material adverse effect on its business, cash flows, financial condition, results of operations and/or prospects.

The current electric rate structure in California places an undue burden on residential customers with higher electric use while subsidizing lower use customers. In addition, due to current rate structures and state policies, customers who self-generate their own power (primarily solar installations) currently do not pay their proportionate cost of maintaining and operating the electric transmission and distribution system, subject to certain limitations, while they still receive power from the system when their self-generation is inadequate to meet their electricity needs. As more higher electric use residential customers switch to self-generation or obtain local off-the-grid sources of power, the burden on the remaining higher electric use customers increases, which in turn encourages more self-generation and increases rate pressures. In addition, the increase of solar, other forms of self-generation and other local off-the-grid sources of power adversely impacts the reliability of the electric transmission and distribution system. Over the mid- to long-term, this rate structure is unsustainable. On January 1, 2014, AB 327 became effective. This law restores to the CPUC the authority to establish electric rates for electric utility companies in California and removes the rate caps established in AB 1X adopted in early 2001 during California’s energy crisis, as well as Senate Bill 695 adopted in 2009. Additionally, the law provides the CPUC with the authority to adopt up to a $10.00 monthly fixed charge for all residential customers effective January 1, 2015. In February 2014, SDG&E filed comprehensive proposals with the CPUC that provide a roadmap to reforming electric residential rate base design beginning in 2015 and continuing through 2018, consistent with the provisions of AB 327. The CPUC will implement AB 327 through its current Order Instituting Rulemaking proceeding regarding electric rate reform.

In July 2014, the CPUC initiated a rulemaking proceeding to develop a successor tariff to the state’s existing net energy metering (NEM) program pursuant to the provisions of AB 327, which require the CPUC to establish a revised NEM tariff or similar program by December 31, 2015. The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation. It was originally established in California in 1995 with the adoption of Senate Bill 656, as codified in Section 2827 of the Public Utilities Code. Currently, customers who install and operate eligible renewable generation facilities of 1 megawatt or less may choose to participate in the NEM program. Under NEM, customer-generators receive a full retail-rate bill credit for the power they generate that is fed back to the utility’s power grid and during times when the customer’s generation exceeds their own energy usage. Meaningful rate reform is necessary to ensure that SDG&E is authorized to recover its costs in providing services to NEM customers due to, among other issues, the increased power supply from renewable energy sources and the growth in distributed and local power generation.

If the CPUC fails to reform rate structures to maintain reasonable, cost-based electric rates that are competitive with alternative sources of power and adequate to maintain the reliability of the electric transmission and distribution system, such failure could have a material adverse effect on our business, cash flows, financial condition, results of operations and/or prospects.

Recovery of 2007 Wildfire Litigation Costs Requires Future Regulatory Approval.

SDG&E is seeking to recover in rates its reasonably incurred costs of resolving 2007 wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Through December 31, 2014, SDG&E’s costs to settle these claims and its estimated future settlement costs and defense costs have exceeded its liability insurance coverage and the amounts recovered from third-parties. SDG&E has concluded that it is probable that SDG&E will be permitted to recover a substantial portion of these excess costs in rates, and at December 31, 2014, Sempra Energy’s and SDG&E’s Consolidated Balance Sheets include assets of $373 million in Other Regulatory Assets, of which $366 million is related to CPUC-regulated operations and $7 million is related to FERC-regulated operations, with respect to these excess costs. However, recovery of these amounts in rates will require future regulatory approval.

In December 2012, the CPUC issued a final decision allowing SDG&E to maintain its authorized memorandum account, enabling SDG&E to file applications with the CPUC requesting recovery of amounts properly recorded in the memorandum account, subject to reasonableness review, at a later date. For a description of this proceeding and information about 2007 wildfire litigation costs and their recovery, see Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E will continue to assess the probability of recovery of these excess wildfire costs in rates. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated as of December 31, 2014, the resulting after-tax charge against earnings would have been up to $217 million.

As noted above, recovery of excess wildfire costs in rates will require future regulatory approval, and a failure to obtain all or a significant portion of the expected recovery, or a conclusion that recovery in rates is no longer probable, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s cash flows, financial condition and/or results of operations. In addition, if recovery is permitted, the collection process may extend over a number of years. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

▪	the potential harmful effects on the environment and human health resulting from the prior operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

▪	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with operations and the decommissioning of the facility; and

▪	uncertainties with respect to the technological and financial aspects of decommissioning the facility.

In addition, SDG&E maintains two trusts for the purposes of providing funds to decommission SONGS. Up to approximately 32 percent of the trust assets has been generally invested in equity securities, which are subject to market fluctuation. A decline in the market value of trust assets or an adverse change in the law regarding funding requirements for decommissioning trusts could increase the funding requirements for these trusts, which in each case may not be fully recoverable in rates. Furthermore, CPUC approval is required in order to make withdrawals from these trusts. SDG&E may not receive these approvals during periods where cash is required to be expended for decommissioning, and approval for certain expenditures may be denied by the CPUC altogether if the CPUC determines that the expenditures are unreasonable. Finally, decommissioning may be materially more expensive than we currently anticipate and therefore may exceed the amounts in the trust funds. Recovery for those overruns would require CPUC approval, which may not occur.

The occurrence of any of these events could have a material adverse effect on SDG&E’s and Sempra Energy’s businesses, cash flows, financial condition, results of operations and/or prospects.

Risks Related to our Sempra International and Sempra U.S. Gas & Power Businesses

Our businesses are exposed to market risks, including fluctuations in commodity prices, and our businesses, financial condition, results of operations, cash flows and/or prospects may be materially adversely affected by these risks. Energy-related commodity prices impact LNG liquefaction and regasification, the transport and storage of natural gas, and power generation from renewable and conventional sources, among other businesses that we operate.

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

Sempra Mexico, Sempra Renewables and Sempra Natural Gas generate electricity that they sell under long-term contracts and into the spot market or other competitive markets. Sempra Mexico and Sempra Natural Gas purchase natural gas to fuel their power plants and may also purchase electricity in the open market to satisfy their contractual obligations. As part of their risk management strategy, they may hedge a substantial portion of their electricity sales and natural gas purchases to manage their portfolios, which subjects us to the risk that the counterparty to such hedge may be unable to fulfill its obligations. Such a failure could materially adversely affect our cash flows, financial condition and/or results of operations. Sempra Natural Gas’ generation asset, the remaining 625-MW block of the Mesquite Power Plant, is currently held for sale and we expect to complete a pending sale in the first half of 2015, subject to obtaining third party consents for the assignment of an associated 25-year power sales contract to the buyer. We discuss the pending sale in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

Unanticipated changes in market prices for energy-related commodities result from multiple factors, including:

▪	weather conditions

▪	seasonality

▪	changes in supply and demand

▪	transmission or transportation constraints or inefficiencies

▪	availability of competitively priced alternative energy sources

▪	commodity production levels

▪	actions by oil and natural gas producing nations or organizations affecting the global supply of crude oil and natural gas

▪	federal, state and foreign energy and environmental regulation and legislation

▪	natural disasters, wars, embargoes and other catastrophic events

▪	expropriation of assets by foreign countries

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

Success in developing a particular project is contingent upon, among other things:

▪	negotiation of satisfactory engineering, procurement and construction agreements

▪	negotiation of supply and natural gas sales agreements or firm capacity service agreements

▪	timely receipt of required governmental permits, licenses, authorizations, and rights of way and maintenance or extension of these authorizations

▪	timely implementation and satisfactory completion of construction

▪	obtaining adequate and reasonably priced financing for the project

Successful completion of a particular project may be materially adversely affected by, among other factors:

▪	unforeseen engineering problems

▪	construction delays and contractor performance shortfalls

▪	work stoppages

▪	failure to obtain, maintain or extend required governmental permits, licenses, authorizations, and rights of way

▪	equipment unavailability or delay and cost increases

▪	adverse weather conditions

▪	environmental and geological conditions

▪	litigation

▪	unsettled property rights

If we are unable to complete a development project or if we have substantial delays or cost overruns, this could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

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

With respect to our project to add LNG export capability at the Cameron LNG facility, the newly formed joint venture, Cameron LNG Holdings, LLC (Cameron LNG Holdings), has begun building an LNG export facility consisting of three liquefaction trains with a total nameplate capacity of 13.5 million tonnes per annum (Mtpa) of LNG with an expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. The anticipated incremental investment in the three-train liquefaction project is estimated to be approximately $7 billion, excluding capitalized interest and other financing costs. While our joint venture partners made a final investment decision to proceed, our joint venture became effective and financing was procured for the project, there are still a number of risks to completing this project. Cameron LNG Holdings has a turnkey engineering, procurement and construction (EPC) contract with a joint venture contractor comprised of subsidiaries of Chicago Bridge & Iron Company N.V. and Chiyoda Corporation, who are jointly and severally liable for performance under the contract. If the contractor becomes unwilling or unable to perform according to the terms and timetable of the EPC contract, Cameron LNG Holdings would be required to engage a substitute contractor, which would result in project delays and in increased costs. The construction of this facility requires a large and specialized work force, necessary equipment and materials, and sophisticated engineering. There can be no assurance that Cameron LNG Holdings’ contractor will not encounter delays due to disruptions in obtaining the necessary equipment and materials, inability to field the necessary workforce, or engineering issues that were not contemplated. As construction progresses, Cameron LNG Holdings may decide or be forced to submit change orders to the contractor that could result in longer construction periods and higher construction costs or both. In addition, weather conditions, new regulation, labor disputes, breakdown or failure of equipment, and litigation, such as the lawsuit filed by the Sierra Club and Gulf Restoration Network challenging the June 19, 2014 FERC order that approved the construction of the Cameron LNG liquefaction project, could substantially delay the project. As we do not control Cameron LNG Holdings, we are dependent on reaching a consensus with one or more of our joint venture partners to resolve a variety of issues that could transpire. The inability to timely resolve issues, including construction issues, could cause substantial delays to the completion of this project. A substantial delay could result in cost overruns, substantially postpone the earnings we anticipate deriving from this facility, and require additional cash investments by us and our joint venture partners. The anticipated cost of this project is based on a number of assumptions that may prove incorrect, and the ultimate cost could significantly exceed the current estimate of approximately $7 billion of incremental investment, excluding capitalized interest and other financing costs. These risks could have a material adverse effect on our business, results of operations, cash flows, financial condition, and/or prospects.

We face many challenges to develop and complete our contemplated LNG export facilities.

In addition to the three-train Cameron liquefaction facility described above, we are looking at several other LNG export terminal development opportunities, including a greenfield project in Port Arthur, Texas, a brownfield project at our existing Energía Costa Azul regasification facility in Baja California, Mexico and an expansion of up to two additional liquefaction trains to the Cameron facility. Each of these contemplated projects faces numerous risks and must overcome significant hurdles before we can proceed with construction. Common to all of these projects is the risk that an extended decline in current and forward projections of crude oil prices could reduce the demand for natural gas in some sectors and cause a corresponding reduction in projected global demand for LNG. This could result in increased competition among those working on projects in an environment of declining LNG demand, such as the Sempra Energy-sponsored export initiatives. Such reduction in natural gas demand could also occur from higher penetration of coal in new power generation, which could also lead to increased competition among the LNG suppliers for the declining LNG demand. Oil prices at certain moderate levels, could also make LNG projects in other parts of the world still feasible and competitive with LNG projects from North America, thus increasing supply and the competition for the available LNG demand. A decline in natural gas prices outside the United States (which in many foreign countries are based on the price of crude oil) may also materially adversely affect the relative pricing advantage that has existed in recent years in favor of domestic natural gas prices (based on Henry Hub pricing). In addition, all of our proposed projects require the receipt of a number of permits and regulatory approvals, finding suitable partners and customers, obtaining financing, and negotiating suitable construction contracts.

Expansion of the Cameron LNG facility beyond the first three trains is subject to certain restrictions and conditions under the joint venture project financing agreements. Furthermore, there are a number of potential new projects contemplated by various developers in North America, in addition to ours, and given the projected global demand for LNG, the vast majority of these projects likely will not be completed. With respect to our Port Arthur, Texas project, this is a greenfield site, and therefore it may not have the cost advantages often associated with brownfield sites. The Energía Costa Azul facility in Mexico is subject to on-going land and permitting disputes that could make project financing difficult as well as finding suitable partners and customers. In addition, while we have completed the regulatory process for an LNG export facility in the U.S., the regulatory process in Mexico and the overlay of U.S. regulations for natural gas exports to an LNG export facility in Mexico are not well developed. There can be no assurance that such a facility could be permitted and constructed without facing significant legal challenges and uncertainties, which in turn could make project financing difficult as well as finding suitable partners and customers. Finally, Energía Costa Azul has profitable long-term regasification contracts for 100 percent of the facility, making the decision to pursue a new liquefaction facility dependent in part on whether the investment in a new liquefaction facility would be more profitable than just continuing to supply regasification services under our existing contracts.

There can be no assurance that our contemplated LNG export facilities will be completed, and our inability to complete one or more of our contemplated LNG export facilities could have a material adverse effect on our future cash flows, results of operations and prospects.

Increased competition could materially adversely affect us.

The markets in which we operate are characterized by numerous strong and capable competitors, many of whom may have extensive and diversified developmental and/or operating experience (including both domestic and international) and financial resources similar to or greater than ours. Further, in recent years, the natural gas pipeline, storage and LNG market segments have been characterized by strong and increasing competition both with respect to winning new development projects and acquiring existing assets. In Mexico, despite the commissioning of many new energy infrastructure projects by the Federal Electricity Commission (Comisión Federal de Electricidad, or CFE) and other governmental agencies in connection with energy reforms, competition for recent pipeline projects has been intense with numerous bidders competing aggressively for these projects. There can be no assurance that we will be successful in bidding for new development opportunities in the U.S., Mexico or South America. In addition, as noted above, there are a number of potential new LNG liquefaction projects contemplated by various developers in North America, including our contemplated new projects, and given the projected global demand for LNG, the vast majority of these projects likely will not be completed. Finally, our natural gas storage assets in the Gulf Coast region compete with other facilities for storage customers as existing contracts expire and for anchor customers that could support development of new capacity. These competitive factors could have a material adverse effect on our business, results of operations, cash flows and/or prospects.

We may elect not to, or may not be able to, enter into, extend or replace expiring long-term supply and sales agreements or long-term firm capacity agreements for our projects, which would subject our revenues to increased volatility and our businesses to increased competition. Such long-term contracts, once entered into, increase our credit risk if our counterparties fail to perform or become unable to meet their contractual obligations on a timely basis due to bankruptcy, insolvency, or otherwise.

The Energía Costa Azul LNG facility and the Cameron LNG facility (within the newly formed Cameron LNG Holdings joint venture) have entered into long-term capacity agreements. Under these agreements, customers pay capacity reservation and usage fees to receive, store and regasify the customer’s LNG. We also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified for sale to other parties. The long-term supply agreement contracts are expected to reduce our exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying LNG supply prices to prevailing natural gas market price indices. If the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail to perform or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on our results of operations, cash flows and/or prospects.

At Cameron LNG Holdings, although the Cameron LNG terminal is partially contracted for regasification, there is a termination agreement in place that will result in the termination of this agreement at the point in the construction of the new liquefaction facilities where piping tie-ins to the existing regasification terminal become necessary, which we expect to occur during the first quarter of 2017.

Sempra Mexico’s and Sempra Natural Gas’ ability to enter into or replace existing long-term firm capacity agreements for their natural gas pipeline operations are dependent on demand for and supply of LNG and/or natural gas from their transportation customers, which may include our LNG facilities. A significant sustained decrease in demand for and supply of LNG and/or natural gas from such customers could have a material adverse effect on our businesses, results of operations, cash flows and/or prospects.

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express pipeline (REX). Rockies Express has agreements for west-to-east capacity on REX that expire in 2019 and new contracting activity related to that capacity may not be sufficient to replace the revenues from the expiring agreements. Sempra Natural Gas also has an agreement for such capacity that expires in 2019. The capacity costs are offset by revenues from releases of the capacity to third-parties. Contracting activity related to that capacity has not been sufficient to offset all of our capacity payments to Rockies Express.

Historically, the value of natural gas storage services has positively correlated with the difference between the seasonal prices of natural gas, among other factors. In general, over the past several years, seasonal differences in natural gas prices have declined, which have contributed to lower prices for storage services. As our legacy (higher rate) sales contracts mature at our Bay Gas Storage Company, Ltd. (Bay Gas) and Mississippi Hub, LLC (Mississippi Hub) facilities, replacement sales contract rates could be lower than has historically been the case. Lower sales revenues may not be offset by cost reductions, which could lead to depressed asset values. In addition, our LA Storage, LLC (LA Storage) development project may be unable to either attract cash flow commitments sufficient to support further investment or extend its FERC construction permit beyond its expiration date of June 2015. The LA Storage project also includes an existing 23.3-mile pipeline header system, the LA Storage Pipeline, that is uncontracted. Market conditions could result in the need to perform recovery testing of our recorded asset values. In the event such values are not recoverable, we would consider the fair value of these assets relative to their recorded value. To the extent the book value is in excess of the fair value, we would record an impairment charge. The book value of our equity in natural gas storage assets at December 31, 2014 was $1.3 billion, excluding intercompany loans to the projects totaling approximately $250 million. A significant impairment charge related to our natural gas storage assets would have a material adverse effect on our results of operations in the period in which it is recorded. A noncash impairment charge would reduce our book basis in the associated assets.

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

We provide information about these matters in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 4, 10 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Our businesses, and the businesses that we invest in, are exposed to the risk that counterparties, business partners, customers, and suppliers that owe money or commodities as a result of market transactions or other long-term agreements or arrangements will not perform their obligations in accordance with such agreements or arrangements. Should they fail to so perform, we may be required to acquire alternative hedging arrangements or to honor the underlying commitment at then-current market prices. In such event, we may incur additional losses to the extent of amounts already paid to such counterparties or suppliers. In addition, many such agreements are important for the conduct and growth of our businesses. The failure of any of the parties to perform in accordance with these agreements could materially adversely affect our businesses, results of operations, cash flows, financial condition and/or prospects. Finally, we often extend credit to counterparties and customers. While we perform significant credit analyses prior to extending credit, we are exposed to the risk that we may not be able to collect amounts owed to us.

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

We are engaged in disputes regarding our title to the properties on and adjacent to our LNG terminal in Mexico, as we discuss in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. In the event that we are unable to defend and retain title to the properties on which our LNG terminal is located, we could lose our rights to occupy and use such properties and the related terminal, which could result in breaches of one or more permits or contracts that we have entered into with respect to such terminal. In addition, our ability to convert the LNG terminal into an export facility may be hindered by these disputes, and they could make project financing such a facility and finding suitable partners and customers very difficult. If we are unable to occupy and use such properties and the related terminal, it could have a material adverse effect on our businesses, financial condition, results of operations, cash flows and/or prospects.

We rely on transportation assets and services, much of which we do not own or control, to deliver electricity and natural gas.

We depend on electric transmission lines, natural gas pipelines, and other transportation facilities owned and operated by third parties to:

▪	deliver the electricity and natural gas we sell to wholesale markets,

▪	supply natural gas to our gas storage and electric generation facilities, and

▪	provide retail energy services to customers.

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

In Mexico, we own or have interests in electricity generation, distribution and transmission facilities, natural gas, propane and ethane distribution, storage and transportation projects, and an LNG terminal. In Peru and Chile, we own or have interests in electricity transmission and distribution facilities and operations. Developing infrastructure projects, owning energy assets, and operating businesses in foreign jurisdictions subject us to significant political, legal, regulatory and financial risks that vary by country, including:

▪	changes in foreign laws and regulations, including tax and environmental laws and regulations, and U.S. laws and regulations, in each case, that are related to foreign operations

▪	governance by and decisions of local regulatory bodies, including setting of rates and tariffs that may be earned by our businesses

▪	high rates of inflation

▪	volatility in exchange rates between the U.S. dollar and currencies of the countries in which we operate

▪	foreign cash balances that may be unavailable to fund U.S. operations, or available only at unfavorable U.S. and/or foreign tax rates upon repatriation of such amounts or changes in tax law

▪	changes in government policies or personnel

▪	trade restrictions

▪	limitations on U.S. company ownership in foreign countries

▪	permitting and regulatory compliance

▪	changes in labor supply and labor relations

▪
adverse rulings by foreign courts or tribunals, challenges to permits and approvals, difficulty in enforcing contractual and property rights, and unsettled property rights and titles in Mexico and other foreign jurisdictions

▪	expropriation of assets

▪	adverse changes in the stability of the governments in the countries in which we operate

▪	general political, social, economic and business conditions

▪	compliance with the Foreign Corrupt Practices Act and similar laws

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

We discuss litigation related to Sempra Mexico’s Energía Costa Azul LNG terminal and other international energy projects in Note 15 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Other Risks

Sempra Energy has substantial investments and other obligations in businesses that it does not control or manage or in which it shares control.

As described above, SDG&E holds a 20-percent ownership interest in SONGS, which is operated by Edison. Also, Sempra Natural Gas owns a 25-percent interest in Rockies Express, a joint venture that operates a natural gas pipeline. Our investment in Rockies Express is $340 million at December 31, 2014. At December 31, 2014, Sempra Renewables has investments totaling $911 million in several joint ventures to develop and operate renewable generation facilities. Sempra Mexico has a 50-percent interest in a joint venture with PEMEX that operates several natural gas pipelines and propane systems in northern Mexico. Sempra Mexico also has a 50-percent interest in a renewables wind project in Baja California. At December 31, 2014, these investments total $434 million. Sempra Energy has an investment balance of $71 million at December 31, 2014 that reflects remaining distributions expected to be received from the RBS Sempra Commodities LLP (RBS Sempra Commodities) partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. The failure to collect all or a substantial portion of our remaining investment in the partnership could have a corresponding effect on our cash flows, financial condition and results of operations. We continue to make investments in entities that we do not control or manage or in which we share control.

On October 1, 2014, Sempra Natural Gas and its joint venture project partners completed the formation of the Cameron LNG joint venture, Cameron LNG Holdings, for their investment in the development, construction and operation of the three-train natural gas liquefaction export facility. Our equity interest in Cameron LNG Holdings was derived from our contribution of Cameron LNG to the joint venture at its historical carrying value. Beginning October 1, 2014, Cameron LNG is no longer wholly owned by Sempra Natural Gas, and Sempra Natural Gas accounts for its investment in Cameron LNG Holdings under the equity method. At December 31, 2014, Sempra Natural Gas’ investment in the joint venture is $1 billion.

Sempra Renewables and Sempra Natural Gas have provided guarantees related to joint venture financing agreements, and Sempra South American Utilities and Sempra Mexico have provided loans to joint ventures in which they have investments and to other affiliates. We discuss the guarantees in Notes 4, 5 and 15 and affiliate loans in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We have limited influence over these ventures and other businesses in which we do not have a controlling interest. In addition to the other risks inherent in these businesses, if their management were to fail to perform adequately or the other investors in the businesses were unable or otherwise failed to perform their obligations to provide capital and credit support for these businesses, it could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. We discuss our investments further in Notes 3, 4 and 10 of the Notes to Consolidated Financial Statements in the Annual Report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

ELECTRIC PROPERTIES – SDG&E

At December 31, 2014, SDG&E owns and operates four natural gas-fired power plants:

▪	a 566-MW electric generation facility (the Palomar generation facility) in Escondido, California

▪	a 485-MW electric generation facility (the Desert Star generation facility) in Boulder City, Nevada

▪	a 96-MW electric generation peaking facility (the Miramar Energy Center) in San Diego, California

▪	a 47-MW electric generation facility (the Cuyamaca Peak Energy Plant) in El Cajon, California

SDG&E’s interest in SONGS is described above in Item 1 under “Electric Utility Operations – SDG&E.” We also discuss matters related to SONGS’ retirement and related issues in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

At December 31, 2014, SDG&E’s electric transmission and distribution facilities included substations, and overhead and underground lines. These electric facilities are located in San Diego, Imperial and Orange counties of California, and in Arizona and Nevada. The facilities consist of 2,090 miles of transmission lines and 23,158 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

NATURAL GAS PROPERTIES – CALIFORNIA UTILITIES

At December 31, 2014, SDG&E’s natural gas facilities consisted of two compressor stations, 168 miles of transmission pipelines, 8,571 miles of distribution pipelines and 6,457 miles of service pipelines.

At December 31, 2014, SoCalGas’ natural gas facilities included 2,960 miles of transmission and storage pipelines, 50,001 miles of distribution pipelines and 47,517 miles of service pipelines. They also included 11 transmission compressor stations and four underground natural gas storage reservoirs with a combined working capacity of 137 Bcf.

ENERGY PROPERTIES – SEMPRA INTERNATIONAL AND SEMPRA U.S. GAS & POWER

At December 31, 2014, Sempra Mexico, Sempra Renewables and Sempra Natural Gas operate or own interests in power plants and renewable generation facilities in North America with a total capacity of 3,001 MW. Our share of this capacity is 2,156 MW. We provide additional information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra South American Utilities operates Chilquinta Energía located in Valparaiso, Chile. Its property consists of 9,941 miles of distribution lines, 342 miles of transmission lines and 47 substations.

Sempra South American Utilities operates Luz del Sur located in Lima, Peru. Its property consists of 12,536 miles of distribution lines and 279 miles of transmission lines. Luz del Sur expects to complete construction of Santa Teresa, a 100-MW hydroelectric power plant located in the Cusco region of Peru, in the first half of 2015.

At December 31, 2014, Sempra Mexico’s operations included 2,189 miles of distribution pipelines, 360 miles of transmission pipelines and three compressor stations. Sempra Mexico operates its Energía Costa Azul LNG regasification terminal on land it owns in Baja California, Mexico.

Sempra Renewables leases properties in Nevada for currently operating solar electric generation facilities with the potential to develop additional solar electric generation facilities on these properties. Sempra Renewables also owns property in Arizona and California for potential development of solar electric generation facilities. Sempra Mexico leases properties in Mexico for current and potential development of wind electric generation facilities.

In 2006, Sempra Natural Gas and ProLiance Transportation and Storage, LLC acquired three existing salt caverns representing 10 Bcf to 12 Bcf of potential natural gas storage capacity in Cameron Parish, Louisiana, with plans for development of a natural gas storage facility, LA Storage.

The Sempra Natural Gas segment owns and operates Mobile Gas, a natural gas distribution utility located in Mobile and Baldwin counties in Alabama. Its property consists of distribution mains, service lines and regulating equipment.

The Sempra Natural Gas segment also owns and operates Willmut Gas, a natural gas distribution utility headquartered in Forrest County, Mississippi, serving Forrest, Simpson, Lamar, Jones, Covington and Rankin counties. Its property consists of distribution mains, service lines and regulating equipment.

In Washington County, Alabama, Sempra Natural Gas operates a 20 Bcf natural gas storage facility, Bay Gas, under a land lease, with the potential to expand total working capacity to 26 Bcf. Sempra Natural Gas also owns land in Simpson County, Mississippi, on which it operates a 22 Bcf natural gas storage facility, Mississippi Hub, with the potential to expand total working capacity to 30 Bcf.

Sempra Natural Gas owns land in Port Arthur, Texas, for potential development. Sempra Natural Gas also has an equity interest in the Cameron LNG Holdings joint venture, which owns land and an LNG regasification terminal and has a land lease in Hackberry, Louisiana. The joint venture is constructing a liquefaction terminal at the facility.

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

Sempra International and Sempra U.S. Gas & Power own or lease office facilities at various locations in the United States, Mexico, Chile and Peru, with the leases ending from 2015 to 2021.

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

SEMPRA ENERGY EQUITY COMPENSATION PLANS

Sempra Energy has a long-term incentive plan that permits the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2014, outstanding awards consisted of stock options, restricted stock, and restricted stock units held by 395 employees.

The following table sets forth information regarding our equity compensation plan at December 31, 2014.

EQUITY COMPENSATION PLAN

Number of shares to
	be issued upon		Number of
	exercise of	Weighted-average	additional
	outstanding	exercise price of	shares remaining
	options, warrants	outstanding options,	available for future
	and rights(A)	warrants and rights(B)	issuance(C)(D)
Equity compensation plan approved
by shareholders:
2013 Long-Term Incentive Plan	3,935,591	$53.84	6,562,347
(A)
Consists of 757,412 options to purchase shares of our common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option, 303,237 service-based restricted stock units and 2,874,942 performance-based restricted stock units. Each performance-based restricted stock unit represents the right to receive up to 1.5 shares (2.0 shares for awards granted in 2014) of our common stock if applicable performance conditions are satisfied. The 3,935,591 also includes awards granted under two previously shareholder-approved long-term incentive plans (Predecessor Plans). No new awards may be granted under these Predecessor Plans.

(B)		Represents only the weighted-average exercise price of the 757,412 options to purchase shares of common stock.
(C)
The number of shares available for future issuance is increased by the number of shares or units withheld or surrendered to satisfy the exercise price or to satisfy tax withholding obligations relating to any plan awards.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On September 11, 2007, the Sempra Energy board of directors authorized the repurchase of Sempra Energy common stock provided that the amounts spent for such purpose do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares. During 2008, we expended $1 billion to purchase a total of 18,416,241 shares. No shares were repurchased under this authorization during 2009. In 2010, we prepaid $500 million to repurchase a total of 9,574,435 shares of our common stock in 2010 and 2011. No shares have been repurchased under this authorization since 2011. Therefore, approximately $500 million remains authorized by the board for the purchase of additional shares, not to exceed approximately 12 million shares.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, on pages 2 through 81.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages 95 through 239 of the Annual Report. Item 15(a)1 of Part IV of this report includes a listing of financial statements included.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SEMPRA ENERGY

We provide the information required by Item 10 with respect to executive officers for Sempra Energy in Part I, Item 1. Business under “Executive Officers of the Registrants – Sempra Energy.” All other information required by Item 10 is incorporated by reference from “Corporate Governance” and “Share Ownership” in the Proxy Statement prepared for the May 2015 annual meeting of shareholders.

SOCALGAS

We provide the information required by Item 10 with respect to executive officers for SoCalGas in Part I, Item 1. Business under “Executive Officers of the Registrants – SDG&E and SoCalGas.” All other information required by Item 10 is incorporated by reference from the company’s Information Statement prepared for its May 2015 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from “Corporate Governance” and “Executive Compensation,” including “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Proxy Statement prepared for the May 2015 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the May 2015 annual meeting of shareholders for SoCalGas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is included in Item 5.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The security ownership information required by Item 12 is incorporated by reference from “Share Ownership” in the Proxy Statement prepared for the May 2015 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the May 2015 annual meeting of shareholders for SoCalGas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from “Corporate Governance” in the Proxy Statement prepared for the May 2015 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the May 2015 annual meeting of shareholders for SoCalGas.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as required by Item 14, is presented below for Sempra Energy, SDG&E and SoCalGas. The following table shows the fees paid to Deloitte & Touche LLP, the independent registered public accounting firm for Sempra Energy, SDG&E and SoCalGas, for services provided for 2014 and 2013.

PRINCIPAL ACCOUNTANT FEES
(Dollars in thousands)
	Sempra Energy
	Consolidated		SDG&E		SoCalGas
		%		%		%
	Fees	of Total	Fees	of Total	Fees	of Total
2014:
Audit fees:
Consolidated financial statements and
internal controls audits, subsidiary
and statutory audits	$9,217		$2,362		$2,412
Regulatory filings and related services	187		―		86
Total audit fees	9,404	89%	2,362	91%	2,498	89%
Audit-related fees:
Employee benefit plan audits	430		134		219
Other audit-related services,
accounting consultation	357		34		―
Total audit-related fees	787	7	168	6	219	8
Tax planning and compliance fees	346	3	81	3	84	3
All other fees	53	1	―	―	―	―
Total fees	$10,590	100%	$2,611	100%	$2,801	100%

	Sempra Energy
	Consolidated		SDG&E		SoCalGas
		%		%		%
	Fees	of Total	Fees	of Total	Fees	of Total
2013:
Audit fees:
Consolidated financial statements and
internal controls audits, subsidiary
and statutory audits	$9,462		$2,451		$2,246
Regulatory filings and related services	155		64		―
Total audit fees	9,617	80%	2,515	87%	2,246	92%
Audit-related fees:
Employee benefit plan audits	475		125		192
Other audit-related services,
accounting consultation	325		66		―
Total audit-related fees	800	7	191	7	192	8
Tax planning and compliance fees	1,473	12	175	6	―	―
All other fees	77	1	―	―	―	―
Total fees	$11,967	100%	$2,881	100%	$2,438	100%

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

	Page in Annual Report(1)

	Sempra Energy	San Diego Gas & Electric Company	Southern California Gas Company

Evaluation of Disclosure Controls and Procedures	87	87	87

Management’s Report On Internal Control Over Financial Reporting	87	87	87

Reports of Independent Registered Public Accounting Firm	89	91	93

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	95	102	109

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	96	103	110

Consolidated Balance Sheets at December 31, 2014 and 2013	97	104	111

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	99	106	113

Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012	101	108	N/A

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012	N/A	N/A	114

Notes to Consolidated Financial Statements	115	115	115
(1) Incorporated by reference from the indicated pages of the 2014 Annual Report to Shareholders, filed as Exhibit 13.1.

2. FINANCIAL STATEMENT SCHEDULES

Sempra Energy

Schedule I--Sempra Energy Condensed Financial Information of Parent may be found on page 49 of this report.

Any other schedule for which provision is made in Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and Notes thereto in the Annual Report.

3. EXHIBITS

See Exhibit Index on page 57 of this report.

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

SEMPRA ENERGY

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement No. 333-198572 on Form S-3 and 333-200828, 333-188526, 333-182225, 333-56161, 333-50806, 333-49732, 333-121073, 333-128441, 333-151184, 333-155191, 333-129774 and 333-157567 on Form S-8 of our reports dated February 26, 2015, relating to the consolidated financial statements of Sempra Energy and subsidiaries (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2014.

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

February 26, 2015

SAN DIEGO GAS & ELECTRIC COMPANY

To the Board of Directors and Shareholder of San Diego Gas & Electric Company:

We consent to the incorporation by reference in Registration Statement No. 333-181639 on Form S-3 of our reports dated February 26, 2015, relating to the consolidated financial statements of San Diego Gas & Electric Company (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of San Diego Gas & Electric Company for the year ended December 31, 2014.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 26, 2015

SOUTHERN CALIFORNIA GAS COMPANY

To the Board of Directors and Shareholders of Southern California Gas Company:

We consent to the incorporation by reference in Registration Statement No. 333-182557 on Form S-3 of our reports dated February 26, 2015, relating to the consolidated financial statements of Southern California Gas Company and subsidiaries (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2014.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 26, 2015

SCHEDULE I – SEMPRA ENERGY CONDENSED FINANCIAL INFORMATION OF PARENT

SEMPRA ENERGY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Years ended December 31,
	2014		2013	2012

Interest income	$	―	$42	$83
Interest expense		(235)	(239)	(247)
Operation and maintenance		(78)	(63)	(68)
Other income, net		50	41	66
Income tax benefits		133	117	145
Loss before equity in earnings of subsidiaries		(130)	(102)	(21)
Equity in earnings of subsidiaries, net of income taxes		1,291	1,103	880
Net income/earnings		$1,161	$1,001	$859

Basic earnings per common share		$4.72	$4.10	$3.56
Weighted-average number of shares outstanding (thousands)		245,891	243,863	241,347

Diluted earnings per common share		$4.63	$4.01	$3.48
Weighted-average number of shares outstanding (thousands)		250,655	249,332	246,693
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Years ended December 31,
	Pretax	Income tax	Net-of-tax
	amount	benefit (expense)	amount
2014:
Net income	$1,028	$133	$1,161
Other comprehensive loss:
Foreign currency translation adjustments	(193)	―	(193)
Pension and other postretirement benefits	(20)	8	(12)
Financial instruments	(106)	42	(64)
Total other comprehensive loss	(319)	50	(269)
Comprehensive income	$709	$183	$892
2013:
Net income	$884	$117	$1,001
Other comprehensive income:
Foreign currency translation adjustments	111	―	111
Pension and other postretirement benefits	47	(19)	28
Financial instruments	13	(4)	9
Total other comprehensive income	171	(23)	148
Comprehensive income	$1,055	$94	$1,149
2012:
Net income	$714	$145	$859
Other comprehensive income (loss):
Foreign currency translation adjustments	119	―	119
Pension and other postretirement benefits	(4)	2	(2)
Financial instruments	(6)	2	(4)
Total other comprehensive income	109	4	113
Comprehensive income	$823	$149	$972
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2014	2013
Assets:
Cash and cash equivalents	$3	$6
Due from affiliates	101	132
Deferred income taxes	398	170
Other current assets	15	16
Total current assets	517	324

Investments in subsidiaries	14,557	13,866
Due from affiliates	174	802
Deferred income taxes	1,544	1,466
Other assets	631	555
Total assets	$17,423	$17,013

Liabilities and shareholders’ equity:
Current portion of long-term debt	$ ―	$800
Due to affiliates	338	273
Income taxes payable	93	64
Other current liabilities	271	276
Total current liabilities	702	1,413

Long-term debt	4,666	4,117
Due to affiliates	230	―
Other long-term liabilities	499	475
Shareholders’ equity	11,326	11,008
Total liabilities and shareholders’ equity	$17,423	$17,013
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2014	2013	2012

Net cash used in operating activities	$(260)	$(131)	$(809)

Dividends received from subsidiaries	300	50	250
Expenditures for property, plant and equipment	(15)	(1)	(1)
Purchase of trust assets	(4)	(5)	(6)
Proceeds from sales by trust	―	10	10
Capital contribution to subsidiaries	―	(6)	―
Decrease (increase) in loans to affiliates, net	627	962	(33)
Cash provided by investing activities	908	1,010	220

Common stock dividends paid	(598)	(606)	(550)
Issuances of common stock	56	62	78
Repurchases of common stock	(38)	(45)	(16)
Issuances of long-term debt	499	498	1,100
Payments on long-term debt	(800)	(650)	(8)
Increase (decrease) in loans from affiliates, net	234	(147)	―
Other	(4)	(3)	(8)
Cash (used in) provided by financing activities	(651)	(891)	596

(Decrease) increase in cash and cash equivalents	(3)	(12)	7
Cash and cash equivalents, January 1	6	18	11
Cash and cash equivalents, December 31	$3	$6	$18
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Sempra Energy accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.

Other Income, Net, on the Condensed Statements of Operations includes $27 million, $39 million and $41 million of gains on dedicated assets in support of our executive retirement and deferred compensation plans in 2014, 2013 and 2012, respectively.

Because of its nature as a holding company, Sempra Energy classifies dividends received from subsidiaries as an investing cash flow.

Note 2. Long-Term Debt

The following table shows the detail and maturities of long-term debt outstanding:

LONG-TERM DEBT
(Dollars in millions)
	December 31,	December 31,
	2014	2013

2% Notes March 15, 2014	$ ―	$500
Notes at variable rates (1.01% at December 31, 2013) March 15, 2014	―	300
6.5% Notes June 1, 2016, including $300 at variable rates after
fixed-to-floating rate swaps effective January 2011 (4.44% at December 31, 2014)	750	750
2.3% Notes April 1, 2017	600	600
6.15% Notes June 15, 2018	500	500
9.8% Notes February 15, 2019	500	500
2.875% Notes October 1, 2022	500	500
4.05% Notes December 1, 2023	500	500
3.55% Notes June 15, 2024	500	―
6% Notes October 15, 2039	750	750
Market value adjustments for interest rate swaps, net	―	12
Build-to-suit lease	75	14
	4,675	4,926
Current portion of long-term debt	―	(800)
Unamortized discount on long-term debt	(9)	(9)
Total long-term debt	$4,666	$4,117

Maturities of long-term debt are $750 million in 2016, $600 million in 2017, $500 million in 2018, $500 million in 2019 and $2.3 billion thereafter.

Additional information on Sempra Energy’s long-term debt is provided in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

Note 3. Commitments and Contingencies

For contingencies and guarantees related to Sempra Energy, refer to Notes 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed Chairman and Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chief Executive Officer	/s/ Debra L. Reed	February 26, 2015

Principal Financial Officer: Joseph A. Householder Executive Vice President and Chief Financial Officer	/s/ Joseph A. Householder	February 26, 2015

Principal Accounting Officer: Trevor I. Mihalik Senior Vice President, Controller and Chief Accounting Officer	/s/ Trevor I. Mihalik	February 26, 2015

Directors:
Debra L. Reed, Chairman	/s/ Debra L. Reed	February 26, 2015

Alan L. Boeckmann, Director	/s/ Alan L. Boeckmann	February 26, 2015

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 26, 2015

Kathleen L. Brown, Director	/s/ Kathleen L. Brown	February 26, 2015

Pablo A. Ferrero, Director	/s/ Pablo A. Ferrero	February 26, 2015

William D. Jones, Director	/s/ William D. Jones	February 26, 2015

William G. Ouchi, Ph.D., Director	/s/ William G. Ouchi	February 26, 2015

William C. Rusnack, Director	/s/ William C. Rusnack	February 26, 2015

William P. Rutledge, Director	/s/ William P. Rutledge	February 26, 2015

Lynn Schenk, Director	/s/ Lynn Schenk	February 26, 2015

Jack T. Taylor, Director	/s/ Jack T. Taylor	February 26, 2015

Luis M. Téllez, Ph.D., Director	/s/ Luis M. Téllez	February 26, 2015

James C. Yardley, Director	/s/ James C. Yardley	February 26, 2015

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

By: /s/ J. Walker Martin
J. Walker Martin Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: J. Walker Martin Chief Executive Officer	/s/ J. Walker Martin	February 26, 2015

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 26, 2015

Directors:
Jessie J. Knight, Jr., Chairman	/s/ Jessie J. Knight, Jr.	February 26, 2015

Steven D. Davis, Director	/s/ Steven D. Davis	February 26, 2015

Joseph A. Householder, Director	/s/ Joseph A. Householder	February 26, 2015

J. Walker Martin, Director	/s/ J. Walker Martin	February 26, 2015

Martha B. Wyrsch, Director	/s/ Martha B. Wyrsch	February 26, 2015

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

By: /s/ Dennis V. Arriola
Dennis V. Arriola President and Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Dennis V. Arriola President and Chief Executive Officer	/s/ Dennis V. Arriola	February 26, 2015

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 26, 2015

Directors:
Jessie J. Knight, Jr., Chairman	/s/ Jessie J. Knight, Jr.	February 26, 2015

Dennis V. Arriola, Director	/s/ Dennis V. Arriola	February 26, 2015

Joseph A. Householder, Director	/s/ Joseph A. Householder	February 26, 2015

J. Bret Lane, Director	/s/ J. Bret Lane	February 26, 2015

Martha B. Wyrsch, Director	/s/ Martha B. Wyrsch	February 26, 2015

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

The following exhibits relate to each registrant as indicated.

EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION

Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008
(Appendix B to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

3.2	Bylaws of Sempra Energy (as amended through May 9, 2014) (Sempra Energy Form 8-K filed on May 14, 2014, Exhibit 3.1).

San Diego Gas & Electric Company
3.3	Amended and Restated Bylaws of San Diego Gas & Electric effective June 15, 2010 (Form
8-K filed on June 17, 2010, Exhibit 3).

3.4	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company
effective August 15, 2014.

Southern California Gas Company
3.5	Amended and Restated Bylaws of Southern California Gas Company effective June 14, 2010
(Form 8-K filed on June 17, 2010, Exhibit 3.1).

3.6	Restated Articles of Incorporation of Southern California Gas Company effective October 7,
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
Association dated as of September 15, 1981 (Registration Statement No. 333-70654, Exhibit
4.24).

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.1	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement
dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.1).

Sempra Energy
10.2	Indemnity Agreement, dated as of April 1, 2008, between Sempra Energy, Pacific Enterprises,
Enova Corporation and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008
Form 10-Q, Exhibit 10.2).

10.3	First Amendment to Indemnity Agreement, dated as of March 30, 2009, by and among
Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc
(Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.3).

10.4	Second Amendment to Indemnity Agreement, dated as of June 30, 2009, by and among
Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc
(Sempra Energy June 30, 2009 Form 10-Q, Exhibit 10.1).

10.5	Third Amendment to Indemnity Agreement, dated as of December 3, 2009, by and among
Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc
(2009 Sempra Energy Form 10-K, Exhibit 10.06).

10.6	Fourth Amendment to Indemnity Agreement, dated as of April 15, 2011, by and among The
Royal Bank of Scotland plc, Sempra Energy, Pacific Enterprises and Enova Corporation
(Sempra Energy Form 8-K filed on April 21, 2011, Exhibit 10.2).

10.7	Letter Agreement, dated as of April 15, 2011, by and among The Royal Bank of Scotland plc,
Sempra Energy, Sempra Commodities, Inc. and Sempra Energy Holdings VII B.V. (Sempra
Energy Form 8-K/A filed on April 21, 2011, Exhibit 10.1).

10.8	Purchase and Sale Agreement, dated as of February 16, 2010, entered into by and among J.P.
Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra
Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc (Sempra Energy
Form 8-K filed on February 19, 2010, Exhibit 10.1).

10.9	First Amendment to Purchase and Sale Agreement, dated as of June 30, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS
Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc (Sempra
Energy June 30, 2010 Form 10-Q, Exhibit 10.1).

10.10	Letter Agreement, dated as of February 16, 2010, entered into by and between Sempra Energy and The Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on February 19, 2010,
Exhibit 10.2).

10.11	Limited Liability Partnership Agreement, dated as of April 1, 2008, between Sempra Energy,
Sempra Commodities, Inc., Sempra Energy Holdings, VII B.V., RBS Sempra Commodities
LLP and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q,
Exhibit 10.1).

10.12	First Amendment to Limited Liability Partnership Agreement, dated as of April 6, 2009 and effective as of November 14, 2008, by and among The Royal Bank of Scotland plc, Sempra
Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra
Commodities LLP (Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.4).

10.13	Second Amendment to Limited Liability Partnership Agreement, dated December 23, 2009, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc.,
Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP (2009 Sempra Energy
Form 10-K, Exhibit 10.11).

10.14	Master Formation and Equity Interest Purchase Agreement, dated as of July 9, 2007, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The
Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on July 9, 2007, Exhibit 10.2).

10.15	First amendment to the Master Formation and Equity Interest Purchase Agreement, dated as of
April 1, 2008, by and among Sempra Energy, Sempra Global, Sempra Energy Trading
International, B.V. and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008
Form 10-Q, Exhibit 10.3).

Sempra Energy / San Diego Gas & Electric Company
10.16	Amended and Restated Operating Order between San Diego Gas & Electric Company and the
California Department of Water Resources effective March 10, 2011 (Sempra Energy March
31, 2011 Form 10-Q, Exhibit 10.4).

10.17	Amended and Restated Servicing Order between San Diego Gas & Electric Company and the
California Department of Water Resources effective March 10, 2011 (Sempra Energy March
31, 2011 Form 10-Q, Exhibit 10.5).

Compensation

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.18	Form of Sempra Energy Shared Services Executive Incentive Compensation Plan
(2013 Sempra Energy Form 10-K, Exhibit 10.19).

10.19	Form of Sempra Energy 2013 Long-Term Incentive Plan 2015 Performance-Based Restricted
Stock Unit Award - Relative Total Shareholder Return Performance Measure.

10.20	Form of Sempra Energy 2013 Long-Term Incentive Plan 2015 Performance-Based Restricted
Stock Unit Award - EPS Growth Performance Measure.

10.21	Form of Sempra Energy 2013 Long-Term Incentive Plan 2015 Performance-Based Restricted
Stock Unit Award.

10.22	Form of Sempra Energy 2013 Long-Term Incentive Plan 2014 Restricted Stock Unit Award
(Sempra Energy March 31, 2014 Form 10-Q, Exhibit 10.1).

10.23	Form of Sempra Energy 2013 Long-Term Incentive Plan 2014 Performance-Based Restricted
Stock Unit Award - EPS Growth Performance Measure (Sempra Energy March 31, 2014
Form 10-Q, Exhibit 10.2).

10.24	Form of Sempra Energy 2013 Long-Term Incentive Plan 2014 Performance-Based Restricted
Stock Unit Award - Relative Total Shareholder Return Performance Measure (Sempra
Energy March 31, 2014 Form 10-Q, Exhibit 10.3).

10.25	Form of Sempra Energy 2013 Long-Term Incentive Plan 2013 Performance-Based Restricted
Stock Unit Award (Sempra Energy September 30, 2013 Form 10-Q, Exhibit 10.1).

10.26	Form of Sempra Energy 2008 Long Term Incentive Plan 2012 Performance-Based Restricted
Stock Unit Award (March 31, 2012 Sempra Energy Form 10-Q, Exhibit 10.1).

10.27	Form of Sempra Energy 2008 Long Term Incentive Plan, 2011 Performance-Based Restricted
Stock Unit Award (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.2).

10.28	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Nonqualified Stock Option
Agreement (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.2).

10.29	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option
Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.30	Sempra Energy 2008 Long Term Incentive Plan (Appendix A to the 2008 Sempra Energy
Definitive Proxy Statement, filed on April 15, 2008).

10.31	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option
Agreement (2007 Sempra Energy Form 10-K, Exhibit 10.10).

10.32	Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003
Sempra Energy Form 10-Q, Exhibit 10.2).

10.33	Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other
Eligible Individuals (Registration Statement on Form S-8 Sempra Energy Registration
Statement No. 333-155191 dated November 7, 2008, Exhibit 10.1).

10.34	Third Amendment to the Sempra Energy Employee and Director Retirement Savings Plan
(2012 Sempra Energy Form 10-K, Exhibit 10.21).

10.35	Second Amendment to the Sempra Energy Employee and Director Retirement Savings Plan
(June 30, 2012 Sempra Energy Form 10-Q, Exhibit 10.1).

10.36	First Amendment to the Sempra Energy Employee and Director Savings Plan (2011 Sempra
Energy Form 10-K, Exhibit 10.22).

10.37	Amendment to the Amendment and Restatement of the Sempra Energy 2005 Deferred
Compensation Plan, now known as Sempra Energy Employee and Director Retirement
Savings Plan (2010 Sempra Energy Form 10-K, Exhibit 10.20).

10.38	Sempra Energy 2013 Long-Term Incentive Plan (March 21, 2013 Sempra Energy Proxy
Statement, Appendix D).

10.39	Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan,
now known as Sempra Energy Employee and Director Retirement Savings Plan
(2008 Sempra Energy Form 10-K, Exhibit 10.18).

10.40	Amendment to the Amended and Restated Sempra Energy Deferred Compensation and
Excess Savings Plan (2008 Sempra Energy Form 10-K, Exhibit 10.25).

10.41	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan
(September 30, 2002 Sempra Energy Form 10-Q, Exhibit 10.3).

10.42	Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan
(2008 Sempra Energy Form 10-K, Exhibit 10.19).

10.43	Amendment to the 2009 Amendment and Restatement of the Sempra Energy Supplemental
Executive Retirement Plan effective July 1, 2009.

10.44	Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan (2008
Sempra Energy Form 10-K, Exhibit 10.16).

10.45	Sempra Energy Amended and Restated Executive Life Insurance Plan (2012 Sempra Energy
Form 10-K, Exhibit 10.22).

10.46	Sempra Energy Executive Personal Financial Planning Program Policy Document (September
30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.47	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008
Sempra Energy Form 10-Q, Exhibit 10.2).

10.48	Sempra Energy Amended and Restated Executive Medical Plan (2008 Sempra Energy Form
10-K, Exhibit 10.26).

10.49	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective January 1,
2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

Sempra Energy
10.50	Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy
Form 10-K, Exhibit 10.09).

10.51	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Debra L. Reed (Sempra Energy Form 8-K filed on July 1, 2011, Exhibit 10.1).

10.52	Amendment to Severance Pay Agreement between Sempra Energy and Mark A. Snell
(Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.1).

10.53	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Mark A. Snell, dated November 4, 2008.

10.54	Severance Pay Agreement between Sempra Energy and Joseph A. Householder (Sempra
Energy Form 8-K filed on September 15, 2011, Exhibit 10.2).

10.55	Severance Pay Agreement between Sempra Energy and Martha B. Wyrsch, dated September
3, 2013 (2013 Sempra Energy Form 10-K, Exhibit 10.57).

10.56	Severance Pay Agreement between Sempra Energy and Jessie J. Knight, Jr. (2011 Sempra
Energy Form 10-K, Exhibit 10.24).

10.57	Severance Pay Agreement between Sempra Energy and G. Joyce Rowland (2011 Sempra
Energy Form 10-K, Exhibit 10.26).

10.58	Severance Pay Agreement between Sempra Energy and Trevor Mihalik (June 30, 2012
Sempra Energy Form 10-Q, Exhibit 10.3).

10.59	Form of Sempra Energy Non-Employee Directors’ Restricted Stock Unit Award.

10.60	Form of Sempra Energy Long Term Incentive Plan, Restricted Stock Unit Award
for Sempra Energy’s Board of Directors (Sempra Energy June 30, 2010 Form 10-Q, Exhibit
10.2).

10.61	Form of Sempra Energy 2008 Non-Employee Directors’ Stock Plan, Nonqualified Stock
Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.5).

10.62	Form of Sempra Energy 1998 Non-Employee Directors’ Stock Plan Non-Qualified Stock
Option Agreement (2006 Sempra Energy Form 10-K, Exhibit 10.09).

10.63	Amendment and Restatement of Sempra Energy 1998 Non-Employee Directors’ Stock Plan
effective March 2, 1999.

10.64	Sempra Energy 1998 Non-Employee Directors’ Stock Plan (Registration Statement on Form
S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).

10.65	Sempra Energy Amended and Restated Sempra Energy Retirement Plan for Directors (June
30, 2008 Sempra Energy Form 10-Q, Exhibit 10.7).

Sempra Energy / San Diego Gas & Electric Company
10.66	Form of Sempra Energy and San Diego Gas & Electric Company Executive Incentive
Compensation Plan (2013 Sempra Energy Form 10-K, Exhibit 10.64).

10.67	Severance Pay Agreement between Sempra Energy and John C. Baker, dated February 18,
2013.

10.68	Severance Pay Agreement between Sempra Energy and Steven D. Davis, dated December 31,
2011.

10.69	Severance Pay Agreement between Sempra Energy and Jeffrey W. Martin, dated April 3,
2010 (2013 Sempra Energy Form 10-K, Exhibit 10.65).

10.70	Severance Pay Agreement between Sempra Energy and Robert M. Schlax, dated January 17,
2014 (2013 Sempra Energy Form 10-K, Exhibit 10.66).

10.71	Severance Pay Agreement between Sempra Energy and James P. Avery, dated February 18,
2013 (Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.2).

10.72	Severance Pay Agreement between Sempra Energy and Lee Schavrien, dated February 18,
2013 (Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.3).

10.73	Severance Pay Agreement between Sempra Energy and Erbin Keith, dated February 18, 2013
(Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.5).

Sempra Energy / Southern California Gas Company
10.74	Form of Sempra Energy and Southern California Gas Company Executive Incentive
Compensation Plan (2013 Sempra Energy Form 10-K, Exhibit 10.71).

10.75	Severance Pay Agreement between Sempra Energy and Dennis Arriola (September 30, 2012
Sempra Energy Form 10-Q, Exhibit 10.1).

10.76	Severance Pay Agreement between Sempra Energy and J. Bret Lane, dated August 4, 2012
(2013 Sempra Energy Form 10-K, Exhibit 10.72).

Nuclear

Sempra Energy / San Diego Gas & Electric Company
10.77	Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre
Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit
10.7).

10.78	Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated
September 22, 1994 (see Exhibit 10.77 above) (1994 SDG&E Form 10-K, Exhibit 10.56).

10.79	Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.77 above) (1994 SDG&E Form 10-K, Exhibit 10.57).

10.80	Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.77 above) (1996 SDG&E Form 10-K, Exhibit 10.59).

10.81	Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.77 above) (1996 SDG&E Form 10-K, Exhibit 10.60).

10.82	Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.77 above) (1999 SDG&E Form 10-K, Exhibit 10.26).

10.83	Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.77 above) (1999 SDG&E Form 10-K, Exhibit 10.27).

10.84	Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated December 24, 2003 (see Exhibit 10.77 above) (2003 Sempra Energy Form 10-K, Exhibit
10.42).

10.85	Eighth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated October 12, 2011 (see Exhibit 10.77 above) (2011 SDG&E Form 10-K, Exhibit 10.70).

10.86	Ninth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated January 9, 2014 (see Exhibit 10.77 above) (2013 Sempra Energy Form 10-K,
Exhibit 10.83).

10.87	Tenth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated August 27, 2014 (see Exhibit 10.77 above) (Sempra Energy September 30, 2014 Form
10-Q, Exhibit 10.1).

10.88	Eleventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated August 27, 2014 (see Exhibit 10.77 above) (Sempra Energy September 30, 2014 Form
10-Q, Exhibit 10.2).

10.89	Twelfth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated August 27, 2014 (see Exhibit 10.77 above) (Sempra Energy September 30, 2014 Form
10-Q, Exhibit 10.3).

10.90	Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San
Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K,
Exhibit 10.8).

10.91	First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.90 above) (1996 SDG&E Form 10-K, Exhibit 10.62).

10.92	Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station (see Exhibit 10.90 above) (1996 SDG&E Form 10-K, Exhibit 10.63).

10.93	Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station (see Exhibit 10.90 above) (1999 SDG&E Form 10-K, Exhibit 10.31).

10.94	Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station (see Exhibit 10.90 above) (1999 SDG&E Form 10-K, Exhibit 10.32).

10.95	Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated December 24, 2003 (see Exhibit 10.90 above) (2003 Sempra Energy Form 10-K, Exhibit
10.48).

10.96	Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated October 12, 2011 (see Exhibit 10.90 above) (2011 SDG&E Form 10-
K, Exhibit 10.77).

10.97	Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated January 9, 2014 (see Exhibit 10.90 above) (2013 Sempra Energy
Form 10-K, Exhibit 10.91).

10.98	Eighth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated August 27, 2014 (see Exhibit 10.90 above) (Sempra Energy
September 30, 2014 Form 10-Q, Exhibit 10.4).

10.99	Ninth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated August 27, 2014 (see Exhibit 10.90 above) (Sempra Energy
September 30, 2014 Form 10-Q, Exhibit 10.5).

10.100	Tenth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated August 27, 2014 (see Exhibit 10.90 above) (Sempra Energy
September 30, 2014 Form 10-Q, Exhibit 10.6).

10.101	U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988
SDG&E Form 10-K, Exhibit 10N).

EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS

Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
Stock Dividends for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Computation of Ratio of Earnings to Combined Fixed Charges and
Preferred Stock Dividends for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends for the years ended December 31, 2014, 2013, 2012,
2011 and 2010.

EXHIBIT 13 -- ANNUAL REPORT TO SECURITY HOLDERS

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
13.1	Sempra Energy 2014 Annual Report to Shareholders. (Such report, except for the portions
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
14.01).

EXHIBIT 21 -- SUBSIDIARIES

Sempra Energy
21.1	Sempra Energy Schedule of Certain Subsidiaries at December 31, 2014.

EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL

23.1	Consents of Independent Registered Public Accounting Firm and Report on Schedule, pages
46 through 48.

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18
U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18
U.S.C. Sec. 1350.

Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18
U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18
U.S.C. Sec. 1350.

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY

AB	Assembly Bill	LA Storage	LA Storage, LLC
Annual Report	2014 Annual Report to Shareholders	LNG	Liquefied natural gas
Bay Gas	Bay Gas Storage Company, Ltd.	Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
Bcf	Billion cubic feet (of natural gas)	Mississippi Hub	Mississippi Hub, LLC
BMV	La Bolsa Mexicana de Valores, S.A.B. de C.V. (the Mexican Stock Exchange)	Mobile Gas	Mobile Gas Service Corporation
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company	Mtpa	Million tonnes per annum
Cameron LNG Holdings	Cameron LNG Holdings, LLC	MW	Megawatt
CARB	California Air Resources Board	MWh	Megawatt hours
CCC	California Coastal Commission	NEM	Net energy metering
CDEC	Centros de Despacho Económico de Carga (Centers for Economic Load Dispatch) (Chile)	NRC	Nuclear Regulatory Commission
CDEC-SIC	Sistema Interconectado Central (Central Interconnected System) (Chile)	NYK	Nippon Yusen Kabushiki Kaisha
CDEC-SING	Sistema Interconectado del Norte Grande (Northern Interconnected System) (Chile)	ORA	Office of Ratepayer Advocates
CEC	California Energy Commission	OSINERGMIN	Organismo Supervisor de la Inversión en Energía y Minería (Energy and Mining Investment Supervisory Body) (Peru)
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries	PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
CNBV	Comisión Nacional Bancaria y de Valores (Mexican National Banking and Securities Commission)	PG&E	Pacific Gas and Electric Company
CNE	Comisión Nacional de Energía (National Energy Commission) (Chile)	PSEP	Pipeline Safety Enhancement Plan
COES	Comité de Operación Económica del Sistema Interconectado Nacional (Committee of Economic Operation of the National Interconnected System) (Peru)	QF	Qualifying Facility
CPUC	California Public Utilities Commission	RBS Sempra Commodities	RBS Sempra Commodities LLP
CRE	Comisión Reguladora de Energía (Energy Regulatory Commission) (Mexico)	REX	Rockies Express pipeline
DOE	U.S. Department of Energy	RNV	Registro Nacional de Valores (Mexican National Securities Registry)
DOT	U.S. Department of Transportation	Rockies Express	Rockies Express Pipeline LLC
Edison	Southern California Edison Company	RPS	Renewables Portfolio Standard
EPA	Environmental Protection Agency	SDG&E	San Diego Gas & Electric Company
EPC	Engineering, procurement and construction	SEC	Securities and Exchange Commission
ERR	Eligible Renewable Energy Resource	SEIN	Sistema Eléctrico Interconectado Nacional (Peruvian national interconnected system) (Peru)
FERC	Federal Energy Regulatory Commission	SoCalGas	Southern California Gas Company
FTA	Free Trade Agreement	SONGS	San Onofre Nuclear Generating Station
GHG	Greenhouse gas	TCAP	Triennial Cost Allocation Proceeding
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.	The board	Sempra Energy's board of directors
IOUs	Investor-owned utilities	TURN	The Utility Reform Network
kV	Kilovolt	UCAN	Utility Consumers’ Action Network
kW	Kilowatt	Willmut Gas	Willmut Gas Company