Form 10-Q
period 2015-03-31
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2015-05-05
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		March 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on April 29, 2015:

Sempra Energy	247,580,092 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	67
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	98
Item 4.	Controls and Procedures	99

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	100
Item 1A.	Risk Factors	100
Item 6.	Exhibits	100

Signatures		103

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

In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “contemplates,” “intends,” “depends,” “should,” “could,” “would,” “will,” “confident,”  “may,” “potential,” “possible,” “proposed,” “target,” “pursue,” “goals,” “outlook,” “maintain,” or similar expressions, or when we discuss our guidance, strategy, plans, goals, opportunities, projections, initiatives, objectives or intentions, we are making forward-looking statements.

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

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described herein and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended March 31,
	2015	2014
	(unaudited)
REVENUES
Utilities	$2,422	$2,485
Energy-related businesses	260	310
Total revenues	2,682	2,795
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(346)	(620)
Cost of electric fuel and purchased power	(481)	(510)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(98)	(138)
Other cost of sales	(35)	(38)
Operation and maintenance	(658)	(676)
Depreciation and amortization	(303)	(286)
Franchise fees and other taxes	(107)	(105)
Plant closure adjustment	21	13
Gain on sale of equity interest	―	27
Equity earnings, before income tax	19	17
Other income, net	39	40
Interest income	7	4
Interest expense	(134)	(136)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	606	387
Income tax expense	(163)	(127)
Equity earnings, net of income tax	15	6
Net income	458	266
Earnings attributable to noncontrolling interests	(21)	(19)
Earnings	$437	$247

Basic earnings per common share	$1.76	$1.01

Weighted-average number of shares outstanding, basic (thousands)	247,722	245,277

Diluted earnings per common share	$1.74	$0.99

Weighted-average number of shares outstanding, diluted (thousands)	251,206	249,669

Dividends declared per share of common stock	$0.70	$0.66
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31, 2015 and 2014
	(unaudited)
	Sempra Energy shareholders' equity
	Pretax	Income tax	Net-of-tax	Noncontrolling
	amount	(expense) benefit	amount	interests (after-tax)	Total
2015:
Net income	$600	$(163)	$437	$21	$458
Other comprehensive income (loss):
Foreign currency translation adjustments	(62)	―	(62)	(8)	(70)
Pension and other postretirement benefits	2	(1)	1	―	1
Financial instruments	(89)	34	(55)	(5)	(60)
Total other comprehensive income (loss)	(149)	33	(116)	(13)	(129)
Comprehensive income	$451	$(130)	$321	$8	$329
2014:
Net income	$374	$(127)	$247	$19	$266
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	―	(43)	(2)	(45)
Pension and other postretirement benefits	5	(2)	3	―	3
Financial instruments	(8)	3	(5)	―	(5)
Total other comprehensive income (loss)	(46)	1	(45)	(2)	(47)
Comprehensive income	$328	$(126)	$202	$17	$219
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2015	2014(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$377	$570
Restricted cash	10	11
Trade accounts receivable, net	1,081	1,242
Other accounts and notes receivable, net	175	152
Due from unconsolidated affiliates	5	38
Income taxes receivable	53	45
Deferred income taxes	244	305
Inventories	255	396
Regulatory balancing accounts – undercollected	718	746
Fixed-price contracts and other derivatives	89	93
Asset held for sale, power plant	295	293
Other	354	293
Total current assets	3,656	4,184

Investments and other assets:
Restricted cash	23	29
Due from unconsolidated affiliates	195	188
Regulatory assets	3,046	3,031
Nuclear decommissioning trusts	1,150	1,131
Investments	2,772	2,848
Goodwill	903	931
Other intangible assets	412	415
Dedicated assets in support of certain benefit plans	476	512
Sundry	682	561
Total investments and other assets	9,659	9,646

Property, plant and equipment:
Property, plant and equipment	35,901	35,407
Less accumulated depreciation and amortization	(9,665)	(9,505)
Property, plant and equipment, net ($403 and $410 at March 31, 2015 and December 31, 2014, respectively, related to VIE)	26,236	25,902
Total assets	$39,551	$39,732
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2015	2014(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$795	$1,733
Accounts payable – trade	907	1,198
Accounts payable – other	137	155
Due to unconsolidated affiliate	―	2
Dividends and interest payable	344	282
Accrued compensation and benefits	238	373
Current portion of long-term debt	477	469
Fixed-price contracts and other derivatives	50	55
Customer deposits	155	153
Other	667	649
Total current liabilities	3,770	5,069
Long-term debt ($312 and $315 at March 31, 2015 and December 31, 2014, respectively, related to VIE)	13,012	12,167

Deferred credits and other liabilities:
Customer advances for construction	144	144
Pension and other postretirement benefit plan obligations, net of plan assets	1,077	1,064
Deferred income taxes	3,019	3,003
Deferred investment tax credits	35	37
Regulatory liabilities arising from removal obligations	2,755	2,741
Asset retirement obligations	2,066	2,048
Fixed-price contracts and other derivatives	274	255
Deferred credits and other	1,118	1,104
Total deferred credits and other liabilities	10,488	10,396

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 247 million and 246 million shares
outstanding at March 31, 2015 and December 31, 2014, respectively; no par value)	2,514	2,484
Retained earnings	9,603	9,339
Accumulated other comprehensive income (loss)	(613)	(497)
Total Sempra Energy shareholders’ equity	11,504	11,326
Preferred stock of subsidiary	20	20
Other noncontrolling interests	757	754
Total equity	12,281	12,100
Total liabilities and equity	$39,551	$39,732
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$458	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	286
Deferred income taxes and investment tax credits	131	95
Gain on sale of equity interest	―	(27)
Plant closure adjustment	(21)	(13)
Equity earnings	(34)	(23)
Fixed-price contracts and other derivatives	11	(3)
Other	(27)	(24)
Net change in other working capital components	19	234
Changes in other assets	(42)	94
Changes in other liabilities	13	19
Net cash provided by operating activities	811	904

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(780)	(801)
Expenditures for investments and acquisition of business	(34)	(12)
Proceeds from sale of equity interest, net of cash sold	―	66
Distributions from investments	1	3
Purchases of nuclear decommissioning and other trust assets	(95)	(198)
Proceeds from sales by nuclear decommissioning and other trusts	94	195
Decrease in restricted cash	25	23
Increase in restricted cash	(18)	(27)
Advances to unconsolidated affiliates	(5)	(17)
Repayments of advances to unconsolidated affiliates	33	―
Other	9	(2)
Net cash used in investing activities	(770)	(770)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(149)	(154)
Issuances of common stock	17	11
Repurchases of common stock	(65)	(37)
Issuances of debt (maturities greater than 90 days)	938	1,188
Payments on debt (maturities greater than 90 days)	(654)	(1,138)
Decrease in short-term debt, net	(363)	(69)
Other	45	6
Net cash used in financing activities	(231)	(193)

Effect of exchange rate changes on cash and cash equivalents	(3)	(1)

Decrease in cash and cash equivalents	(193)	(60)
Cash and cash equivalents, January 1	570	904
Cash and cash equivalents, March 31	$377	$844
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2015	2014
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$83		$91
Income tax payments, net of refunds	42		41

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business:
Assets acquired	$10	$	―
Liabilities assumed	(2)		―
Accrued purchase price	(6)		―
Cash paid	$2	$	―

Accrued capital expenditures	$272		$249
Increase in capital lease obligations for investment in property, plant and equipment	―		60
Dividends declared but not paid	181		168
Financing of build-to-suit property	27		9
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2015	2014
	(unaudited)
Operating revenues
Electric	$805	$811
Natural gas	161	176
Total operating revenues	966	987
Operating expenses
Cost of electric fuel and purchased power	228	266
Cost of natural gas	54	75
Operation and maintenance	217	252
Depreciation	145	130
Franchise fees and other taxes	61	56
Plant closure adjustment	(21)	(13)
Total operating expenses	684	766
Operating income	282	221
Other income, net	9	13
Interest expense	(52)	(50)
Income before income taxes	239	184
Income tax expense	(88)	(83)
Net income	151	101
Earnings attributable to noncontrolling interest	(4)	(2)
Earnings attributable to common shares	$147	$99
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31, 2015 and 2014
	(unaudited)
	SDG&E shareholder's equity
	Pretax	Income tax	Net-of-tax	Noncontrolling
	amount	expense	amount	interest (after-tax)	Total
2015:
Net income	$235	$(88)	$147	$4	$151
Other comprehensive loss:
Financial instruments	―	―	―	(2)	(2)
Total other comprehensive loss	―	―	―	(2)	(2)
Comprehensive income	$235	$(88)	$147	$2	$149
2014:
Net income/Comprehensive Income	$182	$(83)	$99	$2	$101
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2015	2014(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23	$8
Restricted cash	7	8
Accounts receivable – trade, net	297	285
Accounts receivable – other, net	36	35
Due from unconsolidated affiliates	41	1
Inventories	69	73
Regulatory balancing accounts – net undercollected	659	711
Regulatory assets	101	54
Fixed-price contracts and other derivatives	44	44
Other	107	125
Total current assets	1,384	1,344

Other assets:
Restricted cash	12	11
Deferred taxes recoverable in rates	833	824
Other regulatory assets	1,015	1,086
Nuclear decommissioning trusts	1,150	1,131
Sundry	369	282
Total other assets	3,379	3,334

Property, plant and equipment:
Property, plant and equipment	15,643	15,478
Less accumulated depreciation	(3,921)	(3,860)
Property, plant and equipment, net ($403 and $410 at March 31, 2015 and December 31, 2014, respectively, related to VIE)	11,722	11,618
Total assets	$16,485	$16,296
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2015	2014(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$ ―	$246
Accounts payable	310	441
Due to unconsolidated affiliates	2	21
Income taxes payable	30	30
Deferred income taxes	114	53
Interest payable	51	40
Accrued compensation and benefits	66	124
Current portion of long-term debt	401	365
Asset retirement obligations	105	120
Fixed-price contracts and other derivatives	38	40
Customer deposits	72	71
Other	242	237
Total current liabilities	1,431	1,788
Long-term debt ($312 and $315 at March 31, 2015 and December 31, 2014, respectively, related to VIE)	4,668	4,319

Deferred credits and other liabilities:
Customer advances for construction	41	41
Pension and other postretirement benefit plan obligations, net of plan assets	220	216
Deferred income taxes	2,122	2,121
Deferred investment tax credits	21	22
Regulatory liabilities arising from removal obligations	1,587	1,557
Asset retirement obligations	746	754
Fixed-price contracts and other derivatives	151	153
Deferred credits and other	360	333
Total deferred credits and other liabilities	5,248	5,197

Commitments and contingencies (Note 11)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,338
Retained earnings	3,753	3,606
Accumulated other comprehensive income (loss)	(12)	(12)
Total SDG&E shareholder's equity	5,079	4,932
Noncontrolling interest	59	60
Total equity	5,138	4,992
Total liabilities and equity	$16,485	$16,296
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151	$101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145	130
Deferred income taxes and investment tax credits	56	57
Plant closure adjustment	(21)	(13)
Fixed-price contracts and other derivatives	(1)	(2)
Other	(1)	(9)
Net change in other working capital components	7	(76)
Changes in other assets	(48)	63
Changes in other liabilities	11	10
Net cash provided by operating activities	299	261

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(355)	(294)
Purchases of nuclear decommissioning trust assets	(94)	(198)
Proceeds from sales by nuclear decommissioning trusts	94	195
Decrease in restricted cash	10	10
Increase in restricted cash	(10)	(10)
Increase in loans to affiliates, net	(66)	―
Net cash used in investing activities	(421)	(297)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	388	―
Payments on long-term debt	(3)	(3)
(Decrease) increase in short-term debt, net	(246)	31
Capital distributions made by Otay Mesa VIE	(2)	(7)
Net cash provided by financing activities	137	21

Increase (decrease) in cash and cash equivalents	15	(15)
Cash and cash equivalents, January 1	8	27
Cash and cash equivalents, March 31	$23	$12

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$39	$36
Income tax payments, net of refunds	31	―

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$103	$99
Increase in capital lease obligations for investment in property, plant and equipment	―	60
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2015	2014
	(unaudited)

Operating revenues	$1,048	$1,085
Operating expenses
Cost of natural gas	267	508
Operation and maintenance	314	305
Depreciation	113	105
Franchise fees and other taxes	34	38
Total operating expenses	728	956
Operating income	320	129
Other income, net	8	4
Interest expense	(19)	(17)
Income before income taxes	309	116
Income tax expense	(95)	(38)
Net income/Earnings attributable to common shares	$214	$78
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31, 2015 and 2014
	(unaudited)
	Pretax	Income tax	Net-of-tax
	amount	expense	amount
2015:
Net income/Comprehensive income	$309	$(95)	$214
2014:
Net income/Comprehensive income	$116	$(38)	$78
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2015	2014(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21	$85
Accounts receivable – trade, net	437	586
Accounts receivable – other, net	68	51
Due from unconsolidated affiliates	61	4
Income taxes receivable	―	5
Inventories	109	181
Regulatory balancing accounts – net undercollected	59	35
Regulatory assets	6	5
Other	62	36
Total current assets	823	988

Other assets:
Regulatory assets arising from pension obligations	633	617
Other regulatory assets	532	472
Other postretirement benefit plan assets, net of plan obligations	4	4
Sundry	147	136
Total other assets	1,316	1,229

Property, plant and equipment:
Property, plant and equipment	13,130	12,886
Less accumulated depreciation	(4,706)	(4,642)
Property, plant and equipment, net	8,424	8,244
Total assets	$10,563	$10,461
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2015	2014(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ ―	$50
Accounts payable – trade	344	532
Accounts payable – other	84	88
Due to unconsolidated affiliate	―	13
Income taxes payable	100	―
Deferred income taxes	56	53
Accrued compensation and benefits	104	129
Customer deposits	75	75
Other	148	149
Total current liabilities	911	1,089
Long-term debt	1,906	1,906
Deferred credits and other liabilities:
Customer advances for construction	101	102
Pension obligation, net of plan assets	650	633
Deferred income taxes	1,249	1,212
Deferred investment tax credits	15	16
Regulatory liabilities arising from removal obligations	1,150	1,167
Asset retirement obligations	1,280	1,255
Deferred credits and other	306	300
Total deferred credits and other liabilities	4,751	4,685

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	2,125	1,911
Accumulated other comprehensive income (loss)	(18)	(18)
Total shareholders' equity	2,995	2,781
Total liabilities and shareholders' equity	$10,563	$10,461
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$214	$78
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113	105
Deferred income taxes and investment tax credits	(9)	26
Other	(6)	―
Net change in other working capital components	85	197
Changes in other assets	(19)	18
Changes in other liabilities	(3)	3
Net cash provided by operating activities	375	427

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(315)	(260)
Increase in loans to affiliates, net	(74)	(117)
Net cash used in investing activities	(389)	(377)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	―	248
Repayment of long-term debt	―	(250)
Decrease in short-term debt, net	(50)	(42)
Other	―	(1)
Net cash used in financing activities	(50)	(45)

(Decrease) increase in cash and cash equivalents	(64)	5
Cash and cash equivalents, January 1	85	27
Cash and cash equivalents, March 31	$21	$32

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$17	$12
Income tax (refunds) payments, net	(3)	30

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Accrued capital expenditures	$129	$111
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

IMPACT OF SEASONALIZATION AT SEMPRA ENERGY AND SOUTHERN CALIFORNIA GAS COMPANY

In the first quarter of 2015, Southern California Gas Company (SoCalGas) adopted a California Public Utilities Commission (CPUC) decision in the Triennial Cost Allocation Proceeding (TCAP) requiring SoCalGas to recognize annual authorized revenue for core natural gas customers using seasonal factors established in the TCAP, instead of recognizing such revenue ratably over the year as was previously required. This “seasonalization” resulted in $163 million higher operating revenues and $113 million higher earnings for Sempra Energy and SoCalGas in the first quarter of 2015 compared to the same period in 2014. While this seasonalization will cause variability in comparable revenue and earnings from quarter to quarter within the year, it will not impact full-year 2015 results nor have any impact on cash flow. Accordingly, substantially all of SoCalGas’ annual earnings will be recognized in the first and fourth quarters of the year. We discuss the CPUC decision further in Note 10.

PRINCIPLES OF CONSOLIDATION

Sempra Energy

Sempra Energy’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 energy-services holding company, and its consolidated subsidiaries and variable interest entities (VIEs). Sempra Energy’s principal operating units are

▪	San Diego Gas & Electric Company (SDG&E) and SoCalGas, which are separate, reportable segments;

▪	Sempra International, which includes our Sempra South American Utilities and Sempra Mexico reportable segments; and

▪	Sempra U.S. Gas & Power, which includes our Sempra Renewables and Sempra Natural Gas reportable segments.

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

Our Sempra Mexico segment includes the operating companies of our subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova), as well as certain holding companies and risk management activity. We discuss IEnova further in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 (the Annual Report), which includes the combined reports for Sempra Energy, SDG&E and SoCalGas.

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control. We discuss our investments in unconsolidated entities in Notes 3 and 4 herein and in the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E

SDG&E’s Condensed Consolidated Financial Statements include its accounts and the accounts of a VIE of which SDG&E is the primary beneficiary, as we discuss in Note 5 under “Variable Interest Entities.” SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.

SoCalGas

SoCalGas’ Condensed Consolidated Financial Statements include its accounts and the de minimis accounts of inactive subsidiaries. SoCalGas’ common stock is wholly owned by Pacific Enterprises, which is a wholly owned subsidiary of Sempra Energy.

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

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after March 31, 2015 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.

All December 31, 2014 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2014 Consolidated Financial Statements in the Annual Report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of U.S. GAAP and the Securities and Exchange Commission.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes, except for the adoption of new accounting standards as we discuss in Note 2.

You should read the information in this Quarterly Report in conjunction with the Annual Report.

Regulated Operations

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

SEMPRA ENERGY, SDG&E AND SOCALGAS

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09): ASU 2014-09 provides accounting guidance for revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.

As issued, ASU 2014-09 will become effective on January 1, 2017; however, the Financial Accounting Standards Board has proposed a one-year delay in the effective date that is pending review. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03): ASU 2015-03 provides guidance on the financial statement presentation of debt issuance costs and requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related long-term debt liability. This guidance must be applied using a full retrospective approach for all periods presented in the period of adoption.

We will adopt ASU 2015-03 for our annual reporting period ending December 31, 2015.  The adoption will not affect our results of operations or cash flows. Deferred debt issuance costs that are the subject of ASU 2015-03 are included in Sundry on the Sempra Energy, SDG&E and SoCalGas Condensed Consolidated Balance Sheets and total $85 million, $33 million, and $15 million at March 31, 2015, respectively, and $84 million, $33 million, and $15 million at December 31, 2014, respectively.

NOTE 3. ACQUISITION AND DIVESTITURE ACTIVITY

SEMPRA RENEWABLES

In March 2014, Sempra Renewables formed a joint venture with Consolidated Edison Development (ConEdison Development), a non-related party, by selling a 50-percent interest in its 250-megawatt (MW) Copper Mountain Solar 3 solar power facility for $66 million in cash, net of $2 million cash sold. Sempra Renewables recognized a pretax gain on the sale of $27 million ($16 million after-tax), included in Gain on Sale of Equity Interest on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2014. Our remaining 50-percent interest in Copper Mountain Solar 3 is accounted for under the equity method. Based on the nature of the underlying assets, this investment is considered in-substance real estate. Therefore, in accordance with applicable U.S. GAAP, for Copper Mountain Solar 3, the equity method investment was measured at historical cost and no portion of the gain was attributable to a remeasurement of the retained investment to fair value.

The following table summarizes the deconsolidation:

DECONSOLIDATION OF SUBSIDIARY
(Dollars in millions)
Copper Mountain Solar 3
At March 13, 2014
Proceeds from sale, net of negligible transaction costs	$68
Cash	(2)
Property, plant and equipment, net	(247)
Other assets	(11)
Accounts payable and accrued expenses	82
Long-term debt, including current portion	97
Other liabilities	3
Accumulated other comprehensive income	(2)
Gain on sale of equity interest	(27)
(Increase) in equity method investment upon deconsolidation	$(39)

In March 2015, Sempra Renewables acquired a 100-percent interest in the Black Oak Getty Wind project, a 78-MW wind farm under development in Stearns County, Minnesota. The wind farm has a 20-year power purchase agreement with Minnesota Municipal Power Agency. The total acquisition cost for the project is $8 million, of which $2 million was paid in cash at closing, and $6 million is payable contingent on certain events as the project is further developed.

SEMPRA NATURAL GAS

Asset Held for Sale, Power Plant

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

In January 2014, management approved a formal plan to market and sell the remaining 625-MW block of the Mesquite Power plant, and in October 2014, Sempra Natural Gas entered into a definitive agreement to sell the remaining block of the plant. The asset is classified as held for sale at March 31, 2015. In April 2015, Sempra Natural Gas sold the remaining block of the plant, together with a related power sales contract. Sempra Natural Gas received net cash proceeds of $345 million, and expects to recognize a pretax gain on the sale of approximately $58 million ($34 million after-tax) in the second quarter of 2015, subject to certain post-closing adjustments related to working capital.

At March 31, 2015, the carrying amount of the major classes of assets and related liability held for sale associated with the plant included the following:

ASSET HELD FOR SALE, POWER PLANT
(Dollars in millions)
March 31, 2015
Property, plant, and equipment, net	$291
Inventories	4
Total assets held for sale	295
Liability held for sale - asset retirement obligation(1)	(6)
Total	$289
(1)	Included in Other Current Liabilities on the Condensed Consolidated Balance Sheet.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning our equity method investments in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA RENEWABLES

Sempra Renewables invested cash of $17 million and $12 million in its joint ventures during the three months ended March 31, 2015 and 2014, respectively.

SEMPRA NATURAL GAS

During the three months ended March 31, 2015, Sempra Natural Gas invested $3 million of cash in its joint venture, Cameron LNG Holdings, LLC (Cameron LNG Holdings or Cameron LNG JV), and capitalized $12 million of interest related to its investment.

NOTE 5. OTHER FINANCIAL DATA

INVENTORIES

The components of inventories by segment are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		Liquefied natural gas				Materials and supplies		Total
	March 31, 2015	December 31, 2014	March 31, 2015		December 31, 2014		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
SDG&E	$6	$8	$	―	$	―	$63	$65	$69	$73
SoCalGas	83	155		―		―	26	26	109	181
Sempra South American
Utilities	―	―		―		―	32	33	32	33
Sempra Mexico	―	―		7		9	9	9	16	18
Sempra Renewables	―	―		―		―	2	2	2	2
Sempra Natural Gas	22	83		4		5	1	1	27	89
Sempra Energy
Consolidated	$111	$246		$11		$14	$133	$136	$255	$396

GOODWILL

We discuss goodwill in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The decrease in goodwill from $931 million at December 31, 2014 to $903 million at March 31, 2015 is due to foreign currency translation at Sempra South American Utilities. We record the offset of this fluctuation in Other Comprehensive Income (Loss).

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

SDG&E

Tolling Agreements

SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements). SDG&E’s obligation to absorb natural gas costs may be a significant variable interest. In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based upon our analysis, the ability to direct the dispatch of electricity may have the most significant impact on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. We determine if SDG&E is the primary beneficiary in these cases based on a qualitative approach in which we consider the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If we determine that SDG&E is the primary beneficiary, SDG&E and Sempra Energy consolidate the entity that owns the facility as a VIE, as we discuss below.

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

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary. SDG&E has no OMEC LLC voting rights, holds no equity in OMEC LLC and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Accordingly, SDG&E and Sempra Energy have consolidated Otay Mesa VIE. Otay Mesa VIE’s equity of $59 million at March 31, 2015 and $60 million at December 31, 2014 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $322 million at March 31, 2015, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC’s property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Cameron LNG JV

Sempra Energy’s equity-method investment in Cameron LNG JV is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary because we do not have the power to direct the most significant activities of Cameron LNG JV. We will continue to evaluate Cameron LNG JV for any changes that may impact our determination of the primary beneficiary. The carrying value of our investment in Cameron LNG JV was $969 million and $1,007 million at March 31, 2015 and December 31, 2014, respectively. Our maximum exposure to loss includes the carrying value of our investment and the guarantees discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Variable Interest Entities

SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary at March 31, 2015. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

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

The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The financial statements of other consolidated VIEs are not material to the financial statements of Sempra Energy. The captions in the table below generally correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended March 31,
	2015		2014
Operating expenses
Cost of electric fuel and purchased power		$(18)		$(18)
Operation and maintenance		4		5
Depreciation		6		7
Total operating expenses		(8)		(6)
Operating income		8		6
Interest expense		(4)		(4)
Income before income taxes/Net income		4		2
Earnings attributable to noncontrolling interest		(4)		(2)
Earnings attributable to common shares	$	―	$	―

We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2015	2014	2015	2014
Service cost	$30	$26	$7	$6
Interest cost	39	41	12	12
Expected return on assets	(44)	(43)	(17)	(16)
Amortization of:
Prior service cost (credit)	3	2	(1)	(1)
Actuarial loss	8	5	―	―
Settlement	―	3	―	―
Regulatory adjustment	(29)	(24)	―	―
Total net periodic benefit cost	$7	$10	$1	$1

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2015	2014	2015		2014
Service cost	$8	$8		$2		$2
Interest cost	10	11		2		2
Expected return on assets	(14)	(14)		(3)		(3)
Amortization of:
Prior service cost	―	―		1		1
Actuarial loss	2	1		―		―
Regulatory adjustment	(5)	(5)		(2)		(2)
Total net periodic benefit cost	$1	$1	$	―	$	―

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits				Other postretirement benefits
	Three months ended March 31,
	2015		2014		2015		2014
Service cost		$19		$16		$5		$4
Interest cost		25		25		9		9
Expected return on assets		(27)		(26)		(14)		(13)
Amortization of:
Prior service cost (credit)		2		2		(2)		(2)
Actuarial loss		5		2		―		―
Regulatory adjustment		(24)		(19)		2		2
Total net periodic benefit cost	$	―	$	―	$	―	$	―

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2015:

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Contributions through March 31, 2015:
Pension plans	$15	$1	$1
Other postretirement benefit plans	1	―	―
Total expected contributions in 2015:
Pension plans	$31	$3	$2
Other postretirement benefit plans	11	8	―

RABBI TRUST

In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $476 million and $512 million at March 31, 2015 and December 31, 2014, respectively.

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months ended March 31, 2015 and 2014. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2015	2014
Numerator:
Earnings/Income attributable to common shares	$437	$247

Denominator:
Weighted-average common shares
outstanding for basic EPS	247,722	245,277
Dilutive effect of stock options, restricted
stock awards and restricted stock units	3,484	4,392
Weighted-average common shares
outstanding for diluted EPS	251,206	249,669

Earnings per share:
Basic	$1.76	$1.01
Diluted	$1.74	$0.99

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation of dilutive common stock equivalents excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had no such antidilutive stock options outstanding for the three months ended March 31, 2015 or 2014.

For the three months ended March 31, 2015 and 2014, we had no stock options outstanding that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Proceeds equal to the unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls recognized are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units. There were no antidilutive RSAs and 614 antidilutive RSUs from the application of unearned compensation in the treasury stock method for the three months ended March 31, 2015. There were no such antidilutive RSAs or RSUs for the three months ended March 31, 2014.

Our performance-based RSUs include awards that vest at the end of three-year (for awards granted in 2015) or four-year performance periods based on Sempra Energy’s total return to shareholders relative to that of specified market indices (Total Shareholder Return or TSR RSUs) or based on the compound annual growth rate of Sempra Energy’s EPS (EPS RSUs). The comparative market indices for the TSR RSUs are the Standard & Poor’s (S&P) 500 Utilities Index and the S&P 500 Index. Targets for our EPS RSUs were developed based on Sempra Energy’s long-term earnings-per-share growth guidance as well as analyst consensus long-term earnings-per-share growth estimates for S&P 500 Utilities Index peer companies. TSR RSUs represent the right to receive from zero to 1.5 shares (2.0 shares for awards granted during or after 2014) of Sempra Energy common stock if performance targets are met. EPS RSUs represent the right to receive from zero to 2.0 shares of Sempra Energy common stock if performance targets are met. If performance falls between the targets specified for each performance metric, we calculate the payout using linear interpolation. Participants also receive additional shares for dividend equivalents on shares subject to RSUs, which are deemed reinvested to purchase additional units that become subject to the same vesting conditions as the RSUs to which the dividends relate.

Our RSAs, which are solely service-based, and those RSUs that are service-based or issued in connection with certain other performance goals represent the right to receive up to 1.0 share if the service requirements or certain other vesting conditions are met. These RSAs and RSUs have the same dividend equivalent rights as the performance-based RSUs described above. We include RSAs and these RSUs in potential dilutive shares at 100 percent, subject to the application of the treasury stock method. We include our TSR RSUs and EPS RSUs in potential dilutive shares at zero to up to 200 percent to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both Sempra Energy stock and the comparative indices, dilutive TSR RSU shares may vary widely from period-to-period. If it were assumed that performance goals for all performance-based RSUs were met at maximum levels and if the treasury stock method were not applied to any of our RSAs or RSUs, the incremental potential dilutive shares would be 1,285,193 and 1,142,023 for the three months ended March 31, 2015 and 2014, respectively.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $8 million and $7 million for the three months ended March 31, 2015 and 2014, respectively. Pursuant to our Sempra Energy share-based compensation plans, Sempra Energy’s compensation committee granted 300,719 TSR RSUs, 76,505 EPS RSUs and 127,753 RSUs issued either as service-based awards or in connection with certain other performance goals during the three months ended March 31, 2015, primarily in January.

During the three months ended March 31, 2015, IEnova issued 148,781 RSUs from the IEnova 2013 Long-Term Incentive Plan, under which awards are cash settled at vesting based on the price of IEnova common stock.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, primarily at the California Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.

Pipeline projects currently under construction by Sempra Mexico and Sempra Natural Gas that are both subject to certain regulation and meet U.S. GAAP regulatory accounting requirements record the impact of AFUDC related to equity.

Sempra International and Sempra U.S. Gas & Power businesses capitalize interest costs incurred to finance capital projects and interest on equity method investments that have not commenced planned principal operations. The California Utilities also capitalize certain interest costs.

The following table shows capitalized financing costs for the three months ended March 31, 2015 and 2014.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2015	2014
Sempra Energy Consolidated:
AFUDC related to debt	$6	$6
AFUDC related to equity	27	25
Other capitalized financing costs	17	8
Total Sempra Energy Consolidated	$50	$39
SDG&E:
AFUDC related to debt	$3	$4
AFUDC related to equity	8	11
Total SDG&E	$11	$15
SoCalGas:
AFUDC related to debt	$3	$2
AFUDC related to equity	9	5
Total SoCalGas	$12	$7

COMPREHENSIVE INCOME

The following tables present the changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to noncontrolling interests:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
		Pension and other
		postretirement benefits
	Foreign				Total
	currency	Unamortized	Unamortized		accumulated other
	translation	net actuarial	prior service	Financial	comprehensive
	adjustments	gain (loss)	cost	instruments	income (loss)
	Three months ended March 31, 2015 and 2014
2015:
Balance as of December 31, 2014	$(322)	$(83)	$(2)	$(90)	$(497)
Other comprehensive loss before
reclassifications	(62)	―	―	(54)	(116)
Amounts reclassified from accumulated other
comprehensive income (loss)	―	1	―	(1)	―
Net other comprehensive income (loss)	(62)	1	―	(55)	(116)
Balance as of March 31, 2015	$(384)	$(82)	$(2)	$(145)	$(613)
2014:
Balance as of December 31, 2013	$(129)	$(73)	$ ―	$(26)	$(228)
Other comprehensive loss before
reclassifications	(43)	―	―	(14)	(57)
Amounts reclassified from accumulated other
comprehensive income	―	3	―	9	12
Net other comprehensive income (loss)	(43)	3	―	(5)	(45)
Balance as of March 31, 2014	$(172)	$(70)	$ ―	$(31)	$(273)
(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated	Amounts reclassified
other comprehensive income (loss)	from accumulated other				Affected line item on Condensed
components	comprehensive income (loss)				Consolidated Statements of Operations
	Three months ended March 31,
	2015		2014
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments		$6		$3	Interest Expense
Interest rate instruments		―		2	Gain on Sale of Equity Interest
Interest rate instruments		3		3	Equity Earnings, Before Income Tax
Commodity contracts not subject					Revenues: Energy-Related
to rate recovery		(7)		10	Businesses
Total before income tax		2		18
		1		(6)	Income Tax Expense
Net of income tax		3		12
		(4)		(3)	Earnings Attributable to Noncontrolling Interests
		$(1)		$9

Pension and other postretirement benefits:
Amortization of actuarial loss		$2		$5	See (1) below
		(1)		(2)	Income Tax Expense
Net of income tax		$1		$3

Total reclassifications for the period, net of tax	$	―		$12
SDG&E:
Financial instruments:
Interest rate instruments		$3		$3	Interest Expense
		(3)		(3)	Earnings Attributable to Noncontrolling Interest
	$	―	$	―

(1)					Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

For the three months ended March 31, 2015 and 2014, Other Comprehensive Income, excluding amounts attributable to noncontrolling interests, at SDG&E and SoCalGas was negligible, and reclassifications out of Accumulated Other Comprehensive Income (Loss) to Net Income were also negligible for SoCalGas.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide reconciliations of changes in Sempra Energy’s and SDG&E’s shareholders’ equity and noncontrolling interests for the three months ended March 31, 2015 and 2014. The only change in SoCalGas’ equity for the three months ended March 31, 2015 and 2014 was comprehensive income and a negligible amount of preferred stock dividends declared.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS ― SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Sempra Energy	Non-
	shareholders’	controlling	Total
	equity	interests	equity
Balance at December 31, 2014	$11,326	$774	$12,100
Comprehensive income	321	8	329
Share-based compensation expense	13	―	13
Common stock dividends declared	(173)	―	(173)
Issuance of common stock	30	―	30
Repurchase of common stock	(65)	―	(65)
Tax benefit related to share-based compensation	52	―	52
Distributions to noncontrolling interests	―	(5)	(5)
Balance at March 31, 2015	$11,504	$777	$12,281
Balance at December 31, 2013	$11,008	$842	$11,850
Comprehensive income	202	17	219
Share-based compensation expense	10	―	10
Common stock dividends declared	(162)	―	(162)
Issuance of common stock	11	―	11
Repurchase of common stock	(37)	―	(37)
Tax benefit related to share-based compensation	8	―	8
Equity contributed by noncontrolling interest	―	1	1
Distributions to noncontrolling interests	―	(11)	(11)
Balance at March 31, 2014	$11,040	$849	$11,889

SHAREHOLDER'S EQUITY AND NONCONTROLLING INTEREST ― SDG&E
(Dollars in millions)
	SDG&E	Non-
	shareholder’s	controlling	Total
	equity	interest	equity
Balance at December 31, 2014	$4,932	$60	$4,992
Comprehensive income	147	2	149
Distributions to noncontrolling interest	―	(3)	(3)
Balance at March 31, 2015	$5,079	$59	$5,138
Balance at December 31, 2013	$4,628	$91	$4,719
Comprehensive income	99	2	101
Distributions to noncontrolling interest	―	(6)	(6)
Balance at March 31, 2014	$4,727	$87	$4,814

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

Preferred Stock

At Sempra Energy, the preferred stock of SoCalGas is presented as a noncontrolling interest and preferred stock dividends are charges against income related to noncontrolling interests. We provide additional information concerning preferred stock in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

At March 31, 2015 and December 31, 2014, we reported the following noncontrolling ownership interests held by others (not including preferred shareholders) recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by others
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
SDG&E:
Otay Mesa VIE	100%	100%	$59	$60
Sempra South American Utilities:
Chilquinta Energía subsidiaries(1)	23.5 – 43.4	23.6 – 43.4	23	23
Luz del Sur	16.4	16.4	174	177
Tecsur	9.8	9.8	3	4
Sempra Mexico:
IEnova, S.A.B. de C.V.	18.9	18.9	460	452
Sempra Natural Gas:
Bay Gas Storage Company, Ltd.	9.1	9.1	23	23
Liberty Gas Storage, LLC	25.0	25.0	14	14
Southern Gas Transmission Company	49.0	49.0	1	1
Total Sempra Energy			$757	$754
(1)	Chilquinta Energía has four subsidiaries with noncontrolling interests held by others. Percentage range reflects the highest and lowest ownership percentages amongst these subsidiaries.

TRANSACTIONS WITH AFFILIATES

Current and noncurrent amounts due from unconsolidated affiliates on the Sempra Energy Condensed Consolidated Balance Sheets are as follows:

DUE FROM UNCONSOLIDATED AFFILIATES(1)
(Dollars in millions)
	March 31, 2015	December 31, 2014
Sempra South American Utilities:
Eletrans S.A.:
4% Note(2)	$46	$41
Sempra Mexico:
Affiliates of joint venture with PEMEX:
Note due November 13, 2017(3)	44	44
Note due November 14, 2018(3)	41	40
Note due November 14, 2018(3)	33	33
Note due November 14, 2018(3)	8	8
Energía Sierra Juárez:
Note due June 15, 2018(4)	23	22
Other(5)	5	38
Total	$200	$226
(1)	Amounts include principal balances plus accumulated interest outstanding.
(2)
U.S. dollar-denominated loan, at a fixed interest rate with no stated maturity date, to provide project financing for the construction of transmission lines at Eletrans S.A., an affiliate of Chilquinta Energía.

(3)	U.S. dollar-denominated loan, at a variable interest rate based on a 30-day LIBOR plus 450 basis points (4.67 percent at March 31, 2015), to finance the Los Ramones Norte pipeline project.
(4)
U.S. dollar-denominated loan, at a variable interest rate based on a 30-day LIBOR plus 637.5 basis points (6.55 percent at March 31, 2015), to finance the first phase of the Energía Sierra Juárez wind project.

(5)	Amounts represent accounts receivable from various Sempra Renewables and Sempra Mexico joint venture investments.

Service Agreements

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Also, from time-to-time, SDG&E and SoCalGas may loan surplus cash to Sempra Energy at interest rates based on one-month commercial paper rates. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	March 31, 2015		December 31, 2014
SDG&E:
Current:
Due from Sempra Energy		$40	$	―
Due from various affiliates		1		1
		$41		$1

Due to Sempra Energy	$	―		$17
Due to SoCalGas		2		4
		$2		$21

Income taxes due from Sempra Energy(1)		$15		$16
SoCalGas:
Current:
Due from Sempra Energy		$59	$	―
Due from SDG&E		2		4
		$61		$4

Due to Sempra Energy	$	―		$13

Income taxes due (to) from Sempra Energy(1)		$(107)		$9
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies having always filed a separate return.

Revenues from unconsolidated affiliates at SDG&E and SoCalGas are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	Three months ended March 31,
	2015	2014
SDG&E	$3	$3
SoCalGas	19	18

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended March 31,
	2015	2014
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$27	$25
Investment gains(1)	9	8
Regulatory interest, net(2)	1	1
Foreign currency losses	(1)	―
Gains on interest rate and foreign exchange instruments, net	―	2
Sundry, net	3	4
Total	$39	$40
SDG&E:
Allowance for equity funds used during construction	$8	$11
Regulatory interest, net(2)	1	1
Sundry, net	―	1
Total	$9	$13
SoCalGas:
Allowance for equity funds used during construction	$9	$5
Sundry, net	(1)	(1)
Total	$8	$4
(1)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2)	Interest on regulatory balancing accounts.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
		Effective		Effective
	Income tax	income	Income tax	income
	expense	tax rate	expense	tax rate
	Three months ended March 31,
	2015		2014
Sempra Energy Consolidated	$163	27%	$127	33%
SDG&E	88	37	83	45
SoCalGas	95	31	38	33

Changes in Income Tax Expense and Effective Income Tax Rates

Sempra Energy Consolidated

The increase in income tax expense in the three months ended March 31, 2015 was mainly due to higher pretax income primarily from SoCalGas, offset by a lower effective tax rate. The lower effective tax rate was primarily due to a $17 million charge in 2014 to reduce certain tax regulatory assets attributed to SDG&E’s investment in San Onofre Nuclear Generating Station (SONGS) that we discuss in Note 9.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is recognized proportionately over the year. The forecasted items, anticipated on a full year basis, may include, among others:

▪	utility self-developed software expenditures

▪	repairs to certain utility plant assets

▪	renewable energy income tax credits

▪	deferred income tax benefits related to renewable energy projects

▪	exclusions from taxable income of the equity portion of AFUDC

▪	depreciation on a certain portion of utility plant assets

▪	U.S. tax on repatriation of current year earnings from non-U.S. subsidiaries

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

SDG&E

The increase in SDG&E’s income tax expense in the three months ended March 31, 2015 was mainly due to higher pretax income, offset by a lower effective tax rate, primarily from the $17 million charge in 2014 to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS discussed in Note 9.

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

SoCalGas

The increase in SoCalGas’ income tax expense in the three months ended March 31, 2015 was mainly due to higher pretax income, partially offset by a lower effective tax rate that was primarily due to higher exclusions from taxable income of the equity portion of AFUDC. Higher pretax income was primarily due to recognizing core gas authorized revenue during interim periods based on seasonal factors beginning January 1, 2015 in accordance with the TCAP, compared to recognizing such revenue ratably over the year in 2014. We discuss the impact of the TCAP decision further in Note 10.

For SDG&E and SoCalGas, the CPUC requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income tax assets and liabilities are not recorded to deferred income tax expense, but rather to a regulatory asset or liability, which impacts the current effective income tax rate. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the effective income tax rate. The following items are subject to flow-through treatment:

▪	repairs expenditures related to a certain portion of utility plant assets

▪	the equity portion of AFUDC

▪	a portion of the cost of removal of utility plant assets

▪	utility self-developed software expenditures

▪	depreciation on a certain portion of utility plant assets

The AFUDC related to equity recorded for regulated construction projects at Sempra Mexico and Sempra Natural Gas has similar flow-through treatment.

We provide additional information about our accounting for income taxes in Notes 1 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 6. DEBT AND CREDIT FACILITIES

LINES OF CREDIT

At March 31, 2015, Sempra Energy Consolidated had an aggregate of $4.1 billion in three primary committed lines of credit for Sempra Energy, Sempra Global and the California Utilities to provide liquidity and to support commercial paper, the major components of which we detail below. Available unused credit on these lines at March 31, 2015 was $3.3 billion. Some of Sempra Energy’s subsidiaries, primarily our foreign operations, have additional general purpose credit facilities, aggregating $843 million at March 31, 2015. Available unused credit on these lines totaled $648 million at March 31, 2015.

Sempra Energy

Sempra Energy has a $1.067 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At March 31, 2015 and December 31, 2014, Sempra Energy was in compliance with this and all other financial covenants under the credit facility. The facility also provides for issuance of up to $635 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

At March 31, 2015, Sempra Energy had no outstanding borrowings or letters of credit supported by the facility.

Sempra Global

Sempra Global has a $2.189 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 25 lenders. No single lender has greater than a 7-percent share.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At March 31, 2015 and December 31, 2014, Sempra Energy was in compliance with this and all other financial covenants under the credit facility.

At March 31, 2015, Sempra Global had $731 million of commercial paper outstanding supported by the facility.

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

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility’s credit ratings. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At March 31, 2015 and December 31, 2014, the California Utilities were in compliance with this and all other financial covenants under the credit facility.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At March 31, 2015, SDG&E had $100 million of commercial paper outstanding, classified as current portion of Long-Term Debt, supported by the facility at an interest rate of 0.40 percent. SoCalGas had no outstanding borrowings supported by the facility. Available unused credit on the line at March 31, 2015 was $558 million and $658 million at SDG&E and SoCalGas, respectively, subject to the $877 million maximum combined credit limit.

Sempra Mexico

In 2014, IEnova entered into an agreement for a $200 million, U.S. dollar-denominated, three-year corporate revolving credit facility to finance working capital and for general corporate purposes. The lender is Banco Santander, (México), S.A., Institución de Banca Múltiple, Grupo Financiero Santander Mexico. At March 31, 2015, IEnova had $50 million of outstanding borrowings supported by the facility, and available unused credit on the line was $150 million.

Also in 2014, IEnova entered into an agreement for a $100 million, U.S. dollar-denominated, three-year corporate revolving credit facility to finance working capital and for general corporate purposes. The lender is Sumitomo Mitsui Banking Corporation. At March 31, 2015, IEnova had $25 million of outstanding borrowings supported by the facility, and available unused credit on the line was $75 million.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt at Sempra Energy Consolidated were 0.72 percent and 0.70 percent at March 31, 2015 and December 31, 2014, respectively. At December 31, 2014, the weighted average interest rates on total short-term debt for SDG&E and SoCalGas were 0.27 percent and 0.25 percent, respectively.

LONG-TERM DEBT

Sempra Energy

In March 2015, Sempra Energy publicly offered and sold $500 million of 2.40-percent, fixed-rate notes maturing in 2020. Sempra Energy used the proceeds from this offering to repay outstanding commercial paper.

SDG&E

In March 2015, SDG&E publicly offered and sold $140 million of first mortgage bonds maturing in 2017 at a variable rate of three-month LIBOR plus 0.20 percent (0.47 percent at March 31, 2015) and $250 million of 1.914-percent amortizing first mortgage bonds maturing in 2022. SDG&E used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes.

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

We record all derivatives at fair value on the Condensed Consolidated Balance Sheets. We designate each derivative as (1) a cash flow hedge, (2) a fair value hedge, or (3) undesignated. Depending on the applicability of hedge accounting and, for the California Utilities and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in other comprehensive income (loss) (cash flow hedge), on the balance sheet (fair value hedges and regulatory offsets), or recognized in earnings. We classify cash flows from the settlements of derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.

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

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes at March 31, 2015 and December 31, 2014 as follows:

NET ENERGY DERIVATIVE VOLUMES

Segment and Commodity	March 31, 2015	December 31, 2014
California Utilities:
SDG&E:
Natural gas	57 million MMBtu	55 million MMBtu	(1)
Congestion revenue rights	24 million MWh	27 million MWh	(2)
SoCalGas - natural gas	1 million MMBtu	1 million MMBtu

Energy-Related Businesses:
Sempra Natural Gas - natural gas	7 million MMBtu	29 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

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

At March 31, 2015 and December 31, 2014, the net notional amounts of our interest rate derivatives, excluding the cross-currency swaps discussed below, were:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2015		December 31, 2014
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$396	2015-2028	$399	2015-2028
Fair value hedges	300	2016	300	2016
SDG&E:
Cash flow hedge(1)	322	2019	325	2019
(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.

FOREIGN CURRENCY DERIVATIVES

We are exposed to exchange rate movements at our Mexican subsidiaries, which have U.S. dollar denominated cash balances, receivables and payables (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. These subsidiaries also have deferred income tax assets and liabilities that are denominated in the Mexican peso, which must be translated into U.S. dollars for financial reporting purposes. From time to time, we may utilize foreign currency derivatives at our subsidiaries and at the consolidated level as a means to manage the risk of exposure to significant fluctuations in our income tax expense from these impacts. We may also utilize cross-currency swaps to hedge exposure related to Mexican peso-denominated debt at our Mexican subsidiaries and joint ventures.

In addition, Sempra South American Utilities may utilize foreign currency derivatives at its subsidiaries and joint ventures as a means to manage foreign currency rate risk. We discuss such swaps at Chilquinta Energía’s Eletrans joint venture investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

FINANCIAL STATEMENT PRESENTATION

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, including the amount of cash collateral receivables that were not offset, as the cash collateral is in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2015
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)		$10		$3		$(17)		$(130)
Derivatives not designated as hedging instruments:
Interest rate and foreign exchange instruments		11		28		(7)		(25)
Commodity contracts not subject to rate recovery		129		25		(137)		(22)
Associated offsetting commodity contracts		(123)		(21)		123		21
Associated offsetting cash collateral		―		―		10		1
Commodity contracts subject to rate recovery		28		76		(35)		(33)
Associated offsetting commodity contracts		(1)		―		1		―
Associated offsetting cash collateral		―		―		27		27
Net amounts presented on the balance sheet		54		111		(35)		(161)
Additional cash collateral for commodity contracts
not subject to rate recovery		16		―		―		―
Additional cash collateral for commodity contracts
subject to rate recovery		19		―		―		―
Total(4)		$89		$111		$(35)		$(161)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―		$(16)		$(32)
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery		―		―		(1)		―
Associated offsetting cash collateral		―		―		1		―
Commodity contracts subject to rate recovery		26		76		(34)		(33)
Associated offsetting cash collateral		―		―		27		27
Net amounts presented on the balance sheet		26		76		(23)		(38)
Additional cash collateral for commodity contracts
not subject to rate recovery		1		―		―		―
Additional cash collateral for commodity contracts
subject to rate recovery		17		―		―		―
Total(4)		$44		$76		$(23)		$(38)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	$	―	$	―		$(2)	$	―
Associated offsetting cash collateral		―		―		2		―
Commodity contracts subject to rate recovery		2		―		(1)		―
Associated offsetting commodity contracts		(1)		―		1		―
Net amounts presented on the balance sheet		1		―		―		―
Additional cash collateral for commodity contracts
not subject to rate recovery		1		―		―		―
Additional cash collateral for commodity contracts
subject to rate recovery		2		―		―		―
Total		$4	$	―	$	―	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.
(4)	Normal purchase contracts previously measured at fair value are excluded.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2014
							Deferred
							credits
		Current			Current		and other
		assets:			liabilities:		liabilities:
		Fixed-price		Investments	Fixed-price		Fixed-price
		contracts		and other	contracts		contracts
		and other		assets:	and other		and other
		derivatives(1)		Sundry	derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)		$10		$3	$(17)		$(109)
Commodity contracts not subject to rate recovery		25		―	―		―
Derivatives not designated as hedging instruments:
Interest rate instruments		8		27	(7)		(22)
Commodity contracts not subject to rate recovery		143		32	(135)		(29)
Associated offsetting commodity contracts		(129)		(27)	129		27
Associated offsetting cash collateral		(11)		―	―		―
Commodity contracts subject to rate recovery		36		76	(36)		(20)
Associated offsetting commodity contracts		(3)		(1)	3		1
Associated offsetting cash collateral		―		―	23		13
Net amounts presented on the balance sheet		79		110	(40)		(139)
Additional cash collateral for commodity contracts
subject to rate recovery		14		―	―		―
Total(4)		$93		$110	$(40)		$(139)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―	$(16)		$(31)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery		32		76	(32)		(20)
Associated offsetting commodity contracts		―		(1)	―		1
Associated offsetting cash collateral		―		―	23		13
Net amounts presented on the balance sheet		32		75	(25)		(37)
Additional cash collateral for commodity contracts
subject to rate recovery		12		―	―		―
Total(4)		$44		$75	$(25)		$(37)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery		$4	$	―	$(4)	$	―
Associated offsetting commodity contracts		(3)		―	3		―
Net amounts presented on the balance sheet		1		―	(1)		―
Additional cash collateral for commodity contracts
subject to rate recovery		2		―	―		―
Total		$3	$	―	$(1)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.
(4)	Normal purchase contracts previously measured at fair value are excluded.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and in Other Comprehensive Income (Loss) (OCI) and Accumulated Other Comprehensive Income (Loss) (AOCI) for the three months ended March 31 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2015	2014
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$2	$3
Interest rate instruments	Other Income, Net	1	(4)
Total(1)		$3	$(1)
(1)
There was no hedge ineffectiveness on these swaps in the three months ended March 31, 2015 and $2 million in the three months ended March 31, 2014. All other changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt and recorded in Other Income, Net.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized			Gain (loss) reclassified from AOCI
	in OCI (effective portion)			into earnings (effective portion)
	Three months ended March 31,			Three months ended March 31,
	2015	2014	Location	2015	2014
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)	$(18)	$(3)	Interest Expense	$(6)	$(3)
			Gain on Sale of Equity
Interest rate instruments	―	(2)	Interest	―	(2)
			Equity Earnings,
Interest rate instruments	(78)	(15)	Before Income Tax	(3)	(3)
Commodity contracts not subject			Revenues: Energy-Related
to rate recovery	(1)	(6)	Businesses	7	(10)
Total(2)	$(97)	$(26)		$(2)	$(18)
SDG&E:
Interest rate instruments(1)(2)	$(5)	$(3)	Interest Expense	$(3)	$(3)
(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.
(2)	There was a negligible amount of ineffectiveness related to these hedges in 2015 and 2014.

For Sempra Energy Consolidated we expect that losses of $23 million, which are net of income tax benefit, that are currently recorded in AOCI (including $13 million in noncontrolling interests, of which $12 million is related to Otay Mesa VIE at SDG&E) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts that are currently outstanding mature.

SoCalGas expects that negligible losses, which are net of income tax benefit, currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows at March 31, 2015 is approximately 14 years and 4 years for Sempra Energy Consolidated and SDG&E, respectively. The maximum term of hedged interest rate variability is 20 years, and is related to debt at Sempra Renewables’ equity method investees.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2015	2014
Sempra Energy Consolidated:
Foreign exchange instruments	Equity Earnings,
	Net of Income Tax	$(1)	$(2)
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses	3	(5)
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(20)	12
Commodity contracts subject
to rate recovery	Cost of Natural Gas	1	2
Total		$(17)	$7
SDG&E:
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	$(20)	$12
SoCalGas:
Commodity contracts subject
to rate recovery	Cost of Natural Gas	$1	$2

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

For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at March 31, 2015 and December 31, 2014 is $7 million and $9 million, respectively. At March 31, 2015, if the credit ratings of Sempra Energy were reduced below investment grade, $7 million of additional assets could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position was $4 million and $2 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, if the credit ratings of SDG&E were reduced below investment grade, $4 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy Consolidated, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the three months ended March 31, 2015.

Recurring Fair Value Measures

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2015 and December 31, 2014 in the tables below include the following:

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

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at March 31, 2015
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$666	$	―	$	―	$	―	$666
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		58		53		―		―	111
Municipal bonds		―		142		―		―	142
Other securities		―		212		―		―	212
Total debt securities		58		407		―		―	465
Total nuclear decommissioning trusts(2)		724		407		―		―	1,131
Interest rate and foreign exchange instruments		―		52		―		―	52
Commodity contracts not subject to rate recovery		2		8		―		16	26
Commodity contracts subject to rate recovery		―		1		102		19	122
Total		$726		$468		$102		$35	$1,331
Liabilities:
Interest rate and foreign exchange instruments	$	―		$179	$	―	$	―	$179
Commodity contracts not subject to rate recovery		6		9		―		(11)	4
Commodity contracts subject to rate recovery		―		67		―		(54)	13
Total		$6		$255	$	―		$(65)	$196

	Fair value at December 31, 2014
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$655	$	―	$	―	$	―	$655
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		62		47		―		―	109
Municipal bonds		―		129		―		―	129
Other securities		―		207		―		―	207
Total debt securities		62		383		―		―	445
Total nuclear decommissioning trusts(2)		717		383		―		―	1,100
Interest rate and foreign exchange instruments		―		48		―		―	48
Commodity contracts not subject to rate recovery		28		16		―		(11)	33
Commodity contracts subject to rate recovery		―		1		107		14	122
Total		$745		$448		$107		$3	$1,303
Liabilities:
Interest rate and foreign exchange instruments	$	―		$155	$	―	$	―	$155
Commodity contracts not subject to rate recovery		3		9		―		(4)	8
Commodity contracts subject to rate recovery		―		52		―		(36)	16
Total		$3		$216	$	―		$(40)	$179
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at March 31, 2015
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$666	$	―	$	―	$	―	$666
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		58		53		―		―	111
Municipal bonds		―		142		―		―	142
Other securities		―		212		―		―	212
Total debt securities		58		407		―		―	465
Total nuclear decommissioning trusts(2)		724		407		―		―	1,131
Commodity contracts not subject to rate recovery		―		―		―		1	1
Commodity contracts subject to rate recovery		―		―		102		17	119
Total		$724		$407		$102		$18	$1,251
Liabilities:
Interest rate instruments	$	―		$48	$	―	$	―	$48
Commodity contracts not subject to rate recovery		1		―		―		(1)	―
Commodity contracts subject to rate recovery		―		67		―		(54)	13
Total		$1		$115	$	―		$(55)	$61

	Fair value at December 31, 2014
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$655	$	―	$	―	$	―	$655
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		62		47		―		―	109
Municipal bonds		―		129		―		―	129
Other securities		―		207		―		―	207
Total debt securities		62		383		―		―	445
Total nuclear decommissioning trusts(2)		717		383		―		―	1,100
Commodity contracts subject to rate recovery		―		―		107		12	119
Total		$717		$383		$107		$12	$1,219
Liabilities:
Interest rate instruments	$	―		$47	$	―	$	―	$47
Commodity contracts not subject to rate recovery		1		―		―		(1)	―
Commodity contracts subject to rate recovery		―		51		―		(36)	15
Total		$1		$98	$	―		$(37)	$62
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at March 31, 2015
		Level 1		Level 2		Level 3	Netting(1)		Total
Assets:
Commodity contracts not subject to rate recovery	$	―	$	―	$	―	$1		$1
Commodity contracts subject to rate recovery		―		1		―	2		3
Total	$	―		$1	$	―	$3		$4
Liabilities:
Commodity contracts not subject to rate recovery		$2	$	―	$	―	$(2)	$	―
Total		$2	$	―	$	―	$(2)	$	―

	Fair value at December 31, 2014
		Level 1		Level 2		Level 3	Netting(1)		Total
Assets:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$2		$3
Total	$	―		$1	$	―	$2		$3
Liabilities:
Commodity contracts not subject to rate recovery		$2	$	―	$	―	$(2)	$	―
Commodity contracts subject to rate recovery		―		1		―	―		1
Total		$2		$1	$	―	$(2)		$1
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of Congestion Revenue Rights (CRRs) classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended March 31,
	2015	2014
Balance at January 1	$107		$99
Realized and unrealized gains	6		1
Allocated transmission instruments	―		1
Settlements	(11)		(6)
Balance at March 31	$102		$95
Change in unrealized gains or losses relating to
instruments still held at March 31	$1	$	―

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

CRRs are recorded at fair value based almost entirely on the most current auction prices published by the California Independent System Operator (CAISO), an objective source. Annual auction prices are published once a year, typically in the middle of November, and remain in effect for the following calendar year. The impact associated with discounting is negligible. Because auction prices are a less observable input, these instruments are classified as Level 3. From January 1, 2015 to December 31, 2015 the auction prices range from $(16) per MWh to $8 per MWh at a given location, and from January 1, 2014 to December 31, 2014 the auction prices ranged from $(6) per MWh to $12 per MWh at a given location. The fair value of these instruments is derived from auction price differences between two locations. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a higher (lower) fair value measurement. We summarize CRR volumes in Note 7. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power, which is recoverable in rates, on the Condensed Consolidated Statements of Operations. Unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings.

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments at March 31, 2015 and December 31, 2014:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	March 31, 2015
	Carrying	Fair value
	amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Total long-term debt(1)(2)	$13,176	$	―	$13,889		$895	$14,784
Preferred stock of subsidiary	20		―	23		―	23
SDG&E:
Total long-term debt(2)(3)	$4,849	$	―	$5,061		$422	$5,483
SoCalGas:
Total long-term debt(4)	$1,913	$	―	$2,167	$	―	$2,167
Preferred stock	22		―	25		―	25

	December 31, 2014
	Carrying	Fair value
	amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Total long-term debt(1)(2)	$12,347	$	―	$12,782		$917	$13,699
Preferred stock of subsidiary	20		―	23		―	23
SDG&E:
Total long-term debt(2)(3)	$4,461	$	―	$4,563		$425	$4,988
SoCalGas:
Total long-term debt(4)	$1,913	$	―	$2,124	$	―	$2,124
Preferred stock	22		―	25		―	25
(1)
Before reductions for unamortized discount (net of premium) of $23 million and $21 million at March 31, 2015 and December 31, 2014, respectively, and excluding build-to-suit and capital leases of $336 million and $310 million at March 31, 2015 and December 31, 2014, respectively. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(2)	Level 3 instruments include $322 million and $325 million at March 31, 2015 and December 31, 2014, respectively, related to Otay Mesa VIE.
(3)
Before reductions for unamortized discount of $12 million and $11 million at March 31, 2015 and December 31, 2014, respectively, and excluding capital leases of $232 million and $234 million at March 31, 2015 and December 31, 2014, respectively.

(4)	Before reductions for unamortized discount of $7 million and $8 million at March 31, 2015 and December 31, 2014, respectively, and excluding capital leases of $1 million at December 31, 2014.

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

SONGS Outage and Retirement

Background

As part of the Steam Generator Replacement Project (SGRP), the steam generators were replaced in SONGS Units 2 and 3, and the Units returned to service in 2010 and 2011, respectively. Both Units were shut down in early 2012 after a water leak occurred in the Unit 3 steam generator. Edison concluded that the leak was due to unexpected wear from tube-to-tube contact. At the time the leak was identified, Edison also inspected and tested Unit 2 and subsequently found unexpected tube wear in Unit 2’s steam generator. In March 2012, in response to the shutdown of SONGS, the NRC issued a Confirmatory Action Letter (CAL) which, among other things, outlined the requirements for Edison to meet before the NRC would approve a restart of either of the Units.

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

Settlement Agreement to Resolve the CPUC’s Order Instituting Investigation (OII) into the SONGS Outage (SONGS OII)

SONGS OII

In November 2012, in response to the outage, the CPUC issued the SONGS OII, pursuant to California Public Utilities’ Code Section 455.5, which applies to cost recovery issues resulting from long-term outages of operating assets. The SONGS OII consolidated most SONGS outage-related issues into a single proceeding. The SONGS OII, among other things, designated all revenues associated with the investment in, and operation of, SONGS since January 1, 2012 as subject to refund to customers, pending the outcome of all phases of the proceeding. The SONGS OII proceeding was intended to determine the ultimate recovery of the investment in SONGS and the costs incurred since the commencement of this outage, including purchased replacement power costs, which are typically recovered through the Energy Resource Recovery Account (ERRA).

Entry Into Settlement Agreement

Pursuant to CPUC rules concerning settlements, SDG&E, Edison, The Utility Reform Network (TURN), and the CPUC Office of Ratepayer Advocates (ORA) held a settlement conference in March 2014 to discuss the terms to resolve the SONGS OII, and in April 2014, SDG&E, along with Edison, TURN, ORA and two other intervenors who joined the Settlement Agreement to the SONGS OII proceeding (collectively, the Settling Parties), filed a Settlement Agreement with the CPUC. On September 5, 2014, the CPUC issued a ruling proposing specific changes that included, as they relate to SDG&E, greater ratepayer benefit from third party cost recoveries and funding of a research program to reduce greenhouse gas emissions at a shareholder cost of $1 million per year for 5 years.

On September 23, 2014, the Settling Parties executed an Amended and Restated Settlement Agreement (Amended Settlement Agreement), which amended the Settlement Agreement to adopt all of the modifications and clarifications requested in the CPUC ruling. On October 9, 2014, the CPUC issued a proposed decision approving the Amended Settlement Agreement, which was adopted by the CPUC as a final decision on November 20, 2014.

As approved by the CPUC, the Amended Settlement Agreement constitutes a complete and final resolution of the SONGS OII and related CPUC proceedings regarding the SGRP at SONGS and the related outage and subsequent shutdown of SONGS. This resolution also required the compliance filing referenced below under “Accounting and Financial Impacts.” The Amended Settlement Agreement does not affect on-going or future proceedings before the NRC, or litigation or arbitration related to potential future recoveries from third parties (except for the allocation to ratepayers of any recoveries as described below) or proceedings addressing decommissioning activities and costs.

In November 2014, in accordance with the Amended Settlement Agreement, SDG&E filed an advice letter seeking authority from the CPUC, among other things, to implement the terms and establish the revenue requirement in accordance with the Amended Settlement Agreement in rates starting January 1, 2015. In December 2014, the CPUC approved the advice letter and authorized SDG&E to update rates accordingly, subject to revision pending the results of a CPUC review of the changes to the revenue requirement proposed by SDG&E for consistency with the terms of the approved settlement decision. In March 2015, SDG&E received a final disposition letter from the CPUC confirming that SDG&E’s proposed rate changes were in compliance with the approved settlement decision.

In April 2015, a petition for modification (PFM) was filed with the CPUC by Alliance for Nuclear Responsibility (A4NR), an intervenor in the SONGS OII proceeding, regarding the CPUC decision approving the Amended Settlement Agreement. SDG&E is unable to determine what actions the CPUC will take in response to the PFM.

We discuss the terms of the Amended Settlement Agreement in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

Accounting and Financial Impacts

Through March 31, 2015, the cumulative after-tax loss from plant closure recorded by Sempra Energy and SDG&E is $127 million, including a reduction in the after-tax loss of $13 million recorded in the first quarter of 2015 based on the CPUC’s approval in March 2015 of SDG&E’s compliance filing and establishment of the SONGS settlement revenue requirement.

In the second quarter of 2013, based on an initial assessment of the financial impact of the outcome of the SONGS OII proceeding, SDG&E reported an after-tax loss from plant closure of $119 million. In the first quarter of 2014, after entering into the Settlement Agreement, SDG&E recorded a $9 million increase in the after-tax loss. In the fourth quarter of 2014, based on the compliance filing regarding SDG&E’s annual revenue requirement and the timing of refunds to ratepayers, SDG&E recorded an increase to the loss, after-tax, of $12 million.

The regulatory asset for the expected recovery of SONGS costs, consistent with the Amended Settlement Agreement, is $294 million ($41 million current and $253 million long-term) at March 31, 2015 and is recorded on the Condensed Consolidated Balance Sheets in Other Current Assets and Regulatory Assets Noncurrent at Sempra Energy and in Regulatory Assets Current and Other Regulatory Assets Noncurrent at SDG&E.

NRC Proceedings

In December 2013, Edison received a final NRC Inspection Report that identified a violation for the failure to verify the adequacy of the thermal-hydraulic and flow-induced vibration design of the Unit 3 replacement steam generator. In January 2014, Edison provided a response to the NRC Inspection Report stating that MHI, as contracted by Edison to prepare the SONGS replacement steam generator design, was the party responsible for validating the design of the steam generators.

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

Nuclear Decommissioning and Funding

As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison has begun the decommissioning phase of the plant. We discuss the process of decommissioning SONGS in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

In accordance with state and federal requirements and regulations, SDG&E has assets held in trusts, referred to as the Nuclear Decommissioning Trusts (NDT), to fund decommissioning costs for SONGS Units 1, 2 and 3. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work will be done when Units 2 and 3 are decommissioned. At March 31, 2015, the fair value of SDG&E’s NDT assets was $1.2 billion. Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. In February 2014, SDG&E filed a request with the CPUC for such authorization for costs incurred in 2013. In April 2015, SDG&E withdrew its pending request and filed a new request based on updated decommissioning cost information, seeking authorization to access trust funds for decommissioning costs incurred in 2013. SDG&E expects CPUC approval of the request in 2015. Until CPUC approval to access the NDT to pay for such costs is received, SDG&E will use working capital to pay for any SONGS Units 2 and 3 decommissioning costs incurred, and such expenditures will be reimbursed from the NDT upon that approval.

We discuss the NDT and matters related to its funding and the funding of decommissioning costs by the NDT further in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

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

The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		unrealized		unrealized	fair
	Cost	gains		losses	value
At March 31, 2015:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$103	$8	$	―	$111
Municipal bonds(2)	134	8		―	142
Other securities(3)	211	9		(8)	212
Total debt securities	448	25		(8)	465
Equity securities	218	452		(4)	666
Cash and cash equivalents	19	―		―	19
Total	$685	$477		$(12)	$1,150
At December 31, 2014:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$103	$6	$	―	$109
Municipal bonds	121	8		―	129
Other securities	206	7		(6)	207
Total debt securities	430	21		(6)	445
Equity securities	215	444		(4)	655
Cash and cash equivalents	30	1		―	31
Total	$675	$466		$(10)	$1,131
(1)	Maturity dates are 2015-2060.
(2)	Maturity dates are 2015-2114.
(3)	Maturity dates are 2015-2111.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended March 31,
	2015	2014
Proceeds from sales(1)	$94	$195
Gross realized gains	2	4
Gross realized losses	(4)	(4)
(1)	Excludes securities that are held to maturity.

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

The California Utilities filed their 2016 General Rate Case (2016 GRC) applications in November 2014. These filings requested revenue requirement increases of $133 million and $256 million for SDG&E and SoCalGas, respectively, over their 2015 revenue requirements. In February 2015, the CPUC issued a scoping memo setting the schedule for the proceeding, including the issuance of a proposed decision by the end of 2015. In March 2015, the California Utilities revised their requests to make various updates and reflect the impact of the Tax Increase Prevention Act signed into law in December 2014. At SoCalGas, this resulted in a reduction of $10 million compared to its original request, or a total revenue requirement in 2016 of $2.342 billion. This is an increase of $246 million or 12 percent over 2015, excluding the impact of the 2015 revenue requirement increase discussed below under “Increase to CPUC-Authorized Annual Revenue Requirement.” At SDG&E, the March 2015 revised request resulted in a reduction of $6 million compared to its original request, or a total revenue requirement in 2016 of $1.905 billion. This is an increase of $111 million or 6 percent over 2015. This increase includes an adjustment of $16 million to the comparable 2015 estimated revenue requirement since the November 2014 filings.

The ORA served its report and testimony in the 2016 GRC on April 24, 2015. The California Utilities are in the process of analyzing the ORA’s report and financial model. The ORA recommends an increase of $70 million (3.3 percent over 2015) in 2016 compared to SoCalGas’ request of a $246 million increase. The ORA further recommended increases for SoCalGas of $76 million (3.5 percent) and $78 million (3.5 percent) in 2017 and 2018, respectively. With regard to SDG&E, the ORA recommends a $62 million (3.5 percent less than 2015) decrease in 2016 compared to SDG&E’s request for a $111 million increase. In 2017 and 2018, the ORA recommends increases of $61 million (3.5 percent) and $63 million (3.5 percent), respectively. In addition, the ORA recommends that SDG&E and SoCalGas continue a four-year rate case cycle (2016-2019), rather than adopt a three-year cycle. Testimony from other intervening parties is due on May 15, 2015 with ten days of public participation hearings from May 12 through June 10, 2015. The California Utilities plan on filing rebuttal testimony to the ORA’s and other intervenors’ testimony by June 12, 2015.

We provide additional information regarding the 2016 GRC in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Pipeline Operations Safety Assessments

In June 2014, the CPUC issued a final decision in the Triennial Cost Allocation Proceeding (TCAP) addressing SDG&E’s and SoCalGas’ Pipeline Safety Enhancement Plan (PSEP). Specifically, the decision:

▪	approved the utilities’ model for implementing PSEP;

▪
approved a process, including a reasonableness review, to determine the amount that the utilities will be authorized to recover from ratepayers for the interim costs incurred through the date of the final decision to implement PSEP, which is recorded in the regulatory accounts authorized by the CPUC as noted above;

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

As a result of this decision, SoCalGas recorded an after-tax earnings charge of $5 million in 2014 for costs incurred in prior periods for which SoCalGas was disallowed recovery. After taking the amounts disallowed for recovery into consideration, as of March 31, 2015, SDG&E and SoCalGas have recorded PSEP costs of $4 million and $104 million, respectively, in the CPUC-authorized regulatory account. In regard to requesting recovery from customers for PSEP costs incurred and recorded in accordance with the TCAP decision, SDG&E and SoCalGas are authorized to file an application with the CPUC for recovery of such costs up to the date of the TCAP decision and then annually for costs incurred through the end of each calendar year beginning with the period ending December 31, 2015. SoCalGas and SDG&E currently expect to file such applications no later than the third quarter of the year following and would expect a decision from the CPUC approximately 12 to 18 months following the date of the application (i.e., a decision on the recovery of costs recorded in the PSEP regulatory accounts as of December 31, 2015 would be expected by mid-2017).

In response to this significant delay in receiving the authority to recover PSEP costs incurred from customers, in October 2014, SDG&E and SoCalGas filed a petition for modification with the CPUC requesting authority to begin to recover PSEP costs from customers in the year in which the costs are incurred, subject to refund pending the results of a reasonableness review by the CPUC, instead of in a subsequent year. This request is pending at the CPUC.

In December 2014, SDG&E and SoCalGas filed an application with the CPUC for recovery of $0.1 million and $46 million, respectively, in costs recorded in the regulatory account through June 11, 2014. We expect a decision on this application in the first half of 2016.

In July 2014, the ORA and TURN filed a joint application for rehearing of the CPUC’s June 2014 final decision. The ORA and TURN alleged that the CPUC made a legal error in directing that ratepayers, not shareholders, be responsible for the costs associated with testing or replacing transmission pipelines that were installed between January 1, 1956 and July 1, 1961 for which the California Utilities do not have a record of a pressure test. In November 2014, the CPUC denied the ORA and TURN request for rehearing of the decision adopting the PSEP. In December 2014, ORA and TURN sought rehearing of the CPUC’s decision on rehearing. In late December 2014, SoCalGas and SDG&E filed their opposition to this second application for rehearing, and are continuing to implement PSEP in accordance with the June 2014 CPUC decision. In March 2015, the CPUC issued a decision denying ORA’s and TURN’s second request for rehearing, but keeping the record in the proceeding open to admit additional evidence on the limited issue of pressure testing of pipelines installed between January 1, 1956 and July 1, 1961. As part of this review, the CPUC will allow parties to submit additional evidence relevant to this narrow issue to ensure a complete record, with no additional discovery allowed. The ORA and TURN filed their responses on May 1, 2015.

We provide additional information regarding these rulemaking proceedings and the California Utilities’ PSEP in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Southern Gas System Reliability Project

In December 2013, SoCalGas and SDG&E filed a joint application with the CPUC seeking authority to recover the full cost of the Southern Gas System Reliability Project. Also known as the North-South Gas Project, the project will enhance reliability on the southern portions of the California Utilities’ integrated natural gas transmission system (Southern System). The estimated cost of the project, as originally filed, is between $800 million to $850 million. As originally proposed, the project consisted of three components: 1) constructing an approximately 60-mile, 36-inch natural gas transmission pipeline between the SoCalGas Adelanto compressor station and the Moreno pressure limiting station; 2) upgrading the Adelanto compressor station; and 3) constructing an approximately 31-mile, 36-inch pipeline from the Moreno pressure limiting station to a pressure limiting station in Whitewater. In November 2014, the California Utilities revised the scope of the proposed project to only include connecting the Adelanto compressor station and Moreno pressure limiting station with approximately 65 miles of 36-inch pipeline and upgrading the Adelanto compressor station, and eliminating the Moreno-Whitewater pipeline. The estimated cost of the revised project, including updated cost estimates, remains unchanged from the original cost estimate of between $800 million and $850 million, while providing comparable benefits for customers. In March 2015, the CPUC issued a revised scoping ruling establishing a schedule, directing that the Moreno-Whitewater portion of the original project be excluded from scope and that any other future projects would be addressed separately. If approved by the CPUC and subject to environmental permitting, given the revised project scope and updated schedule in this proceeding, the project could commence construction in 2017 and be in service by the end of 2019.

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

Natural Gas Procurement

In February 2015, the CPUC issued a final decision approving SoCalGas’ application for a gas cost incentive mechanism (GCIM) award of $13.7 million for natural gas procured for its core customers during the 12-month period ending March 31, 2014. SoCalGas recorded this award in the first quarter of 2015.

SDG&E MATTERS

SONGS

We discuss regulatory and other matters related to SONGS in Note 9.

Power Procurement and Resource Planning

Cleveland National Forest Transmission Projects

SDG&E filed an application with the CPUC in October 2012 for a permit to construct various transmission line replacement projects in and around the Cleveland National Forest (CNF). The proposed projects will replace and fire-harden five existing transmission lines and six existing distribution lines at an estimated cost of between $400 million and $450 million. As directed by the CPUC, SDG&E filed an amended application in June 2013 to provide notice of certain alternatives proposed by the U.S. Forest Service (USFS) in connection with SDG&E’s request for a Master Special Use Permit (MSUP). USFS approval of the MSUP will establish land rights and conditions for SDG&E’s continued operation and maintenance of facilities located within the CNF. CPUC approval is not required for the MSUP, even though construction of the projects is subject to review by both the USFS and CPUC. A draft environmental impact report (EIR/EIS), developed jointly by the CPUC and USFS, was issued in September 2014 and a final EIR/EIS is expected in the second quarter of 2015. SDG&E currently expects a CPUC decision on the transmission projects in the second half of 2015 and then expects the various phases of this project to be placed in service starting in 2016 and continuing through the end of the project in 2019.

Sycamore-Peñasquitos Transmission Project

In March 2014, the CAISO selected SDG&E, as a result of a competitive bid process, to construct the Sycamore-Peñasquitos 230-kilovolt (kV) transmission project, which will provide a 16.7-mile transmission connection between SDG&E’s Sycamore Canyon and Peñasquitos substations. In July 2014, the CPUC notified SDG&E that the application requesting a Certificate of Public Convenience and Necessity (CPCN) to construct the line, which was filed with the CPUC in April 2014, is complete. The estimated $120 million to $150 million project was identified by the CAISO and a state task force as necessary to ensure grid reliability given the closure of SONGS. The project will also serve to strengthen renewable energy infrastructure in the region. In October 2014, SDG&E filed a request with the Federal Energy Regulatory Commission (FERC) seeking, among other things, a 100 basis point return on equity (ROE) adder for this project. In April 2015, FERC issued an order granting SDG&E’s request for 100 percent abandoned plant cost recovery, but denying an ROE adder for the project. SDG&E expects a CPUC decision on the project in the first half of 2016, with the line expected to be in service in mid-2017.

South Orange County Reliability Enhancement

SDG&E filed an application with the CPUC in May 2012 requesting a CPCN for the South Orange County Reliability Enhancement project, as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. A draft environmental report was issued in the first quarter of 2015, and SDG&E expects a final CPUC decision on the estimated $400 million to $500 million project in the first half of 2016. As the project is planned in phases, SDG&E currently expects the entire project to be in service in 2020.

SOCALGAS MATTERS

Triennial Cost Allocation Proceeding (TCAP) – Adoption of Seasonal Factors

The TCAP decision issued by the CPUC in June 2014 for SoCalGas included, among other matters, the requirement for SoCalGas to apply seasonal factors throughout the year to SoCalGas’ annual authorized revenue for its core natural gas customers effective January 1, 2015. Core customers are primarily residential and small commercial and industrial customers. The seasonal factors adopted are based on the core demand forecast provided by SoCalGas in the TCAP application. Prior to this decision, this annual authorized revenue was recognized ratably over the year. While this “seasonalization” will not impact SoCalGas’ total calendar year revenue or earnings for 2015 or beyond, and does not change the annual total authorized revenue or our earnings from that revenue, it will cause variability in revenue and earnings from quarter to quarter. We expect that as a result of applying the seasonal factors during interim periods to the annual authorized revenue requirement, the core natural gas customer authorized revenue recognized in the first and fourth quarters of each year beginning with 2015 will be higher (approximately 34 percent in the first quarter and 29 percent in the fourth quarter) than that recognized in the second and third quarters of each year (approximately 21 percent in the second quarter and 16 percent in the third quarter). This compares to recognizing 25 percent of the annual authorized revenue in each quarter in prior years. As a result, beginning in 2015, substantially all of SoCalGas’ annual earnings will be recognized in the first and fourth quarters of the year.

Seasonalization will not impact interim period cash flows or customers’ bills. However, it should reduce the interim period variability in regulatory balancing accounts, as we expect customer billings to more closely align with interim period revenue recognition. This seasonalization is consistent with SDG&E’s natural gas and power distribution authorized revenue treatment.

The CPUC regulatory framework authorizes SoCalGas to recover the actual cost of natural gas procured and delivered to its core customers in rates substantially as incurred. The regulatory framework also permits SoCalGas to recover its cost of operations, including depreciation of its fixed assets, in authorized revenue based on estimated annual natural gas demand forecasts approved in the TCAP, and any difference between actual gas demand and the annual natural gas demand approved in the TCAP is recovered in authorized revenue in the subsequent year. This design, commonly known as “decoupling,” is intended to minimize any impact on SoCalGas’ earnings of changes in the cost of natural gas procured and any variability in customer demand for natural gas. The adoption of applying seasonal factors to authorized annual requirement for interim periods does not change the application of decoupling.

Increase to CPUC-Authorized Annual Revenue Requirement

In July 2011, SoCalGas updated its testimony in the 2012 GRC to reflect the impact of the extension of temporary bonus depreciation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Tax Act). The 2010 Tax Act’s extension of bonus depreciation for U.S. federal income tax purposes for years 2010 through 2012 resulted in significant additional tax depreciation deductions. These additional deductions generated U.S. federal net operating losses (NOLs) and the creation of an NOL-based deferred tax asset. The 2012 GRC decision denied recovery of any return associated with the NOL-based deferred tax asset unless an Internal Revenue Service (IRS) Private Letter Ruling (PLR) was obtained, at which point SoCalGas would be authorized to file an advice letter seeking an increase to its revenue requirement. In February 2015, the IRS issued a PLR that agreed with SoCalGas’ position that the denial of any return on the NOL-based deferred tax asset was a violation of tax normalization rules.

In March 2015, SoCalGas filed an advice letter to provide the PLR to the CPUC and request an increase to its authorized GRC revenue requirement for 2012 through 2015 to comply with the normalization requirements as interpreted by the IRS in the PLR. In April 2015, the CPUC approved SoCalGas’ advice letter. The approved increases to the pretax annual revenue requirements are $6.4 million for 2012, $6.3 million for 2013, $6.4 million for 2014 and $6.6 million for 2015. The resulting increase to after-tax earnings of an aggregate of $11.3 million for years 2012 through 2014 and $1.4 million related to the first quarter of 2015 will be recorded in the second quarter of 2015 with the remaining 2015 after-tax earnings of $2.5 million resulting from this being recognized over the last three quarters of the year.

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

At March 31, 2015, Sempra Energy’s accrued liabilities for material legal proceedings, including associated legal fees and costs of litigation, on a consolidated basis, were $57 million. At March 31, 2015, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $39 million and $12 million, respectively.

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

A September 2008 staff report issued by the CPUC’s Consumer Protection and Safety Division, now known as the Safety and Enforcement Division, reached substantially the same conclusions as the Cal Fire reports, but also contended that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained. In April 2010, proceedings initiated by the CPUC to determine if any of its rules were violated were settled with SDG&E’s payment of $14.75 million.

Numerous parties sued SDG&E and Sempra Energy in San Diego County Superior Court seeking recovery of unspecified amounts of damages, including punitive damages, from the three fires. They asserted various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for property damages resulting from a wildfire ignited by power lines. SDG&E has resolved almost all of these lawsuits. Four of these cases have been scheduled for damages-only trials in 2015, where the value of any compensatory damages resulting from the fires will be determined.

SDG&E’s settled claims and defense costs have exceeded its $1.1 billion of liability insurance coverage for the covered period and the $824 million recovered from third party contractors and Cox. SDG&E has settled all of the approximately 19,000 claims brought by homeowner insurers for damage to insured property relating to the three fires. Under the settlement agreements, SDG&E agreed to pay 57.5 percent of the approximately $1.6 billion paid or reserved for payment by the insurers to their policyholders and received an assignment of the insurers’ claims against other parties potentially responsible for the fires. Through March 31, 2015, SDG&E has expended $493 million in excess of amounts covered by insurance and amounts recovered from third parties to pay for the settlement of wildfire claims and related costs.

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has now settled almost all of these claims of the approximately 6,500 plaintiffs for a total of approximately $1.3 billion. Substantially all of the remaining plaintiffs have submitted settlement demands and damage estimates, which total approximately $60 million. SDG&E does not expect additional plaintiffs to file lawsuits given the applicable statutes of limitation, but could receive additional settlement demands and damage estimates from existing plaintiffs until those cases are resolved. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the costs incurred to resolve wildfire claims in excess of its liability insurance coverage and the amounts recovered from third parties. Accordingly, although such recovery will require future regulatory approval, at March 31, 2015, Sempra Energy and SDG&E have recorded assets of $372 million in Other Regulatory Assets (long-term) on their Condensed Consolidated Balance Sheets, including $367 million related to CPUC-regulated operations, which represents the amount substantially equal to the aggregate amount it has paid and reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts recovered from third parties.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated at March 31, 2015, the resulting after-tax charge against earnings would have been up to approximately $217 million. Recovery of these costs from customers will require future regulatory actions, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s results of operations and cash flows.

We provide additional information about excess wildfire claims cost recovery and related CPUC actions in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report and discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Sunrise Powerlink Electric Transmission Line

In February 2011, opponents of the Sunrise Powerlink, a 500-kV electric transmission line between the Imperial Valley and the San Diego region that was energized and placed in service in June 2012, filed a lawsuit in Sacramento County Superior Court against the State Water Resources Control Board and SDG&E alleging that the water quality certification issued by the Board under the Federal Clean Water Act violated the California Environmental Quality Act. The Superior Court denied the plaintiffs’ petition in July 2012, and the plaintiffs have appealed.

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

Lawsuit Against Mitsubishi Heavy Industries, Ltd.

On July 18, 2013, SDG&E filed a lawsuit in the Superior Court of California in the County of San Diego against Mitsubishi Heavy Industries, Ltd., Mitsubishi Nuclear Energy Systems, Inc., and Mitsubishi Heavy Industries America, Inc. (collectively MHI). The lawsuit seeks to recover damages SDG&E has incurred and will incur related to the design defects in the steam generators MHI provided to the SONGS nuclear power plant. The lawsuit asserts a number of causes of action, including fraud, based on the representations MHI made about its qualifications and ability to design generators free from defects of the kind that resulted in the permanent shutdown of the plant and further seeks to set aside the contractual limitation of damages that MHI has asserted. On July 24, 2013, MHI removed the lawsuit to the United States District Court for the Southern District of California and on August 8, 2013, MHI moved to stay the proceeding pending resolution of the dispute resolution process involving MHI and Edison arising from their contract for the purchase and sale of the steam generators. On October 16, 2013, Edison initiated an arbitration proceeding against MHI seeking damages stemming from the failure of the replacement steam generators. In late December 2013, MHI answered and filed a counterclaim against Edison. On March 14, 2014, MHI’s motion to stay the United States District Court proceeding was granted with instructions that require the parties to allow SDG&E to participate in the ongoing Edison/MHI arbitration. As a result, SDG&E is now participating in the arbitration as a claimant and respondent.

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

On January 27, 2014, the Montana court ordered SDG&E to continue making payments under the power purchase agreement pending a hearing on the project developer’s preliminary injunction motion. On March 14, 2014, SDG&E notified the project developer that the investment agreement expired by its own terms because a closing had not occurred by that date. The project developer is disputing SDG&E’s position. On March 28, 2014, SDG&E filed an amended complaint against the project developer in San Diego seeking damages and declaratory relief that SDG&E was entitled to terminate the power purchase agreement and to permit the investment agreement to expire. On April 25, 2014, the Montana court granted the project developer’s preliminary injunction motion to prevent SDG&E from terminating the power purchase agreement on the grounds that the project developer would be irreparably harmed if the payments were not made while the parties’ respective rights were being determined in the litigation. The court did not rule on the merits of the parties’ claims. On July 18, 2014, the Montana Supreme Court determined that the parties’ contractual agreement to resolve any disputes in San Diego was mandatory, and ordered that the Montana action be dismissed. The San Diego court has scheduled a trial in January 2016.

SoCalGas

SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp. and Pfizer, Inc., are defendants in seven Los Angeles County Superior Court lawsuits filed beginning in April 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs’ exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability. SoCalGas has settled four of the seven lawsuits for an amount that is not significant.

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

Since April 2012, a total of 11 lawsuits have been filed against Mobile Gas in Mobile County Circuit Court alleging that in the first half of 2008 Mobile Gas spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. The lawsuits include approximately 350 individual plaintiffs and a putative class action, allege nuisance and negligence causes of action, and seek unspecified compensatory and punitive damages. An initial trial involving eight plaintiffs is scheduled for trial in June 2015.

Other Litigation

Sempra Energy holds a noncontrolling interest in RBS Sempra Commodities LLP (RBS Sempra Commodities), a limited liability partnership in the process of being liquidated. The Royal Bank of Scotland plc (RBS), our partner in the joint venture, was notified by the United Kingdom’s Revenue and Customs Department (HMRC) that it was investigating value-added tax (VAT) refund claims made by various businesses in connection with the purchase and sale of carbon credit allowances. HMRC advised RBS that it had determined that it had grounds to deny such claims by RBS related to transactions by RBS Sempra Energy Europe (RBS SEE), a former indirect subsidiary of RBS Sempra Commodities that was sold to JP Morgan. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. In September 2012, HMRC issued a protective assessment of £86 million for the VAT paid in connection with these transactions. In October 2014, RBS filed a Notice of Appeal of the September 2012 assessment with the First-tier Tribunal. As a condition of the appeal, RBS was required to pay the assessed amount. The payment also stops the accrual of interest that could arise should it ultimately be determined that RBS has a liability for some of the tax. Our remaining balance in RBS Sempra Commodities is accounted for under the equity method. The investment balance of $71 million at March 31, 2015 reflects remaining distributions expected to be received from the partnership as it is liquidated. The timing and amount of distributions may be impacted by these matters. We discuss RBS Sempra Commodities further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, employment litigation, product liability, property damage and other claims. Juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first three months of 2015 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $43 million since December 31, 2014, primarily due to fulfillment of payment obligations and changes to forecasted gas prices in the first three months of 2015. Net future payments are expected to decrease by $41 million in 2015, and $2 million thereafter compared to December 31, 2014.

Sempra Natural Gas’ natural gas purchase and transportation commitments have decreased by $69 million since December 31, 2014, primarily due to payments on existing contracts in the first three months of 2015. Net future payments are expected to decrease by $54 million in 2015, increase by $1 million in 2016, and decrease by $16 million in 2020 and thereafter compared to December 31, 2014.

LNG Purchase Agreement

Sempra Natural Gas has a purchase agreement for the supply of LNG to the Energía Costa Azul terminal. The agreement is priced using a predetermined formula based on natural gas market indices. Although this contract specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the contracts by Sempra Natural Gas.

Sempra Natural Gas’ commitment under the LNG purchase agreement, reflecting changes in forward prices since December 31, 2014 and actual transactions for the first three months of 2015, are expected to decrease by $138 million in 2015, $83 million in 2016, $93 million in 2017, $109 million each year in 2018 and 2019, and $937 million thereafter compared to December 31, 2014. These amounts are based on forward prices of the index applicable to the contract from 2015 to 2024 and an estimated one percent escalation per year beyond 2024. The LNG commitment amounts above are based on Sempra Natural Gas’ commitment to accept the maximum possible delivery of cargoes under the agreement. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amounts possible.

Purchased-Power Contracts

SDG&E’s commitments under purchased-power contracts have decreased by $339 million since December 31, 2014. Net future payments are therefore expected to decrease by $20 million in 2015, $16 million in 2016, $17 million in 2017, $18 million in 2018, $23 million in 2019 and $245 million thereafter compared to December 31, 2014.

Capital Leases – Power Purchase Agreements

In the first quarter of 2015, SDG&E entered into a CPUC-approved 25-year power purchase agreement with a peaker plant facility that is under construction. Beginning with the initial delivery of the contracted power, scheduled in June 2017, the power purchase agreement will be accounted for as a capital lease. Future minimum lease payments under the new power purchase agreement are as follows:

FUTURE MINIMUM PAYMENTS – POWER PURCHASE AGREEMENT
(Dollars in millions)
2015	$	―
2016		―
2017		38
2018		65
2019		65
Thereafter		1,460
Total minimum lease payments(1)		1,628
Less: estimated executory costs		(392)
Less: interest(2)		(736)
Present value of net minimum lease payments		$500
(1)
This amount will be recorded over the life of the lease as Cost of Electric Fuel and Purchased Power on Sempra Energy’s and SDG&E’s Condensed Consolidated Statements of Operations. This expense will receive ratemaking treatment consistent with purchased-power costs, which are recovered in rates.

(2)	Amount necessary to reduce net minimum lease payments to estimated present value at the inception of the lease.

Construction and Development Projects

In the first three months of 2015, significant net decreases to contractual commitments at SDG&E were $54 million, primarily due to fulfillment of payment obligations partially offset by an increase in commitments. Net future payments under these contractual commitments are expected to decrease by $95 million in 2015, increase by $20 million in 2016, decrease by $4 million in 2017, and increase by $1 million in 2018 and $24 million in 2019 compared to December 31, 2014.

In the first three months of 2015, significant net decreases to contractual commitments at SoCalGas were $62 million, primarily due to payments on existing contracts partially offset by an increase in commitments in the first three months of 2015. Net future payments under these contractual commitments are expected to decrease by $72 million in 2015, and increase by $7 million in 2016 and $3 million in 2017, compared to December 31, 2014.

In the first three months of 2015, significant increases to contractual commitments at Sempra Mexico were $12 million, all to be expended in 2015, related to pipeline projects.

In the first three months of 2015, significant increases to contractual commitments at Sempra Natural Gas were $26 million, primarily for natural gas transportation projects. The future payments under these contractual commitments are all expected to be made in 2015.

GUARANTEES

We discuss guarantees related to Sempra Energy in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $375 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $13.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $375 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E’s contribution could be up to $50.93 million. This amount is subject to an annual maximum of $7.6 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance, subject to a $2.5 million deductible for “each and every loss.” This insurance coverage is provided through Nuclear Electric Insurance Limited (NEIL). The NEIL policies have specific exclusions and limitations that can result in reduced or eliminated coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $9.7 million of retrospective premiums based on overall member claims. Edison, on behalf of itself and the minority owners of SONGS (including SDG&E), has placed NEIL on notice of claims under both the property damage and outage insurance policies as a result of SONGS’ Units 2 and 3 outages in early 2012 and the resultant plant closure in June 2013.

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

U.S. DEPARTMENT OF ENERGY (DOE) NUCLEAR FUEL DISPOSAL

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

We provide additional information about SONGS in Note 9 herein and in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

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

5.
Sempra Renewables develops, owns and operates, or holds interests in, wind and solar energy projects in Arizona, California, Colorado, Hawaii, Indiana, Kansas, Minnesota, Nebraska, Nevada and Pennsylvania to serve wholesale electricity markets in the United States.

6.
Sempra Natural Gas develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities, natural gas distribution utilities and a terminal for the import and export of LNG and sale of natural gas, all within the United States. Sempra Natural Gas also owns and operates the Mesquite Power plant, a natural gas-fired electric generation asset. In April 2015, Sempra Natural Gas sold the remaining 625-MW block of Mesquite Power, as we discuss in Note 3.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2015		2014
REVENUES
SDG&E	$966	36%	$987	35%
SoCalGas	1,048	39	1,085	39
Sempra South American Utilities	389	15	378	14
Sempra Mexico	163	6	201	7
Sempra Renewables	8	―	6	―
Sempra Natural Gas	197	7	260	9
Intersegment revenues(1)	(89)	(3)	(122)	(4)
Total	$2,682	100%	$2,795	100%
INTEREST EXPENSE
SDG&E	$52		$50
SoCalGas	19		17
Sempra South American Utilities	5		8
Sempra Mexico	5		4
Sempra Renewables	1		―
Sempra Natural Gas	21		32
All other	63		58
Intercompany eliminations	(32)		(33)
Total	$134		$136
INTEREST INCOME
Sempra South American Utilities	$4		$3
Sempra Mexico	2		―
Sempra Natural Gas	19		31
Intercompany eliminations	(18)		(30)
Total	$7		$4
DEPRECIATION AND AMORTIZATION
SDG&E	$145	48%	$130	45%
SoCalGas	113	37	105	37
Sempra South American Utilities	13	4	14	5
Sempra Mexico	17	6	16	6
Sempra Renewables	2	1	1	―
Sempra Natural Gas	12	4	17	6
All other	1	―	3	1
Total	$303	100%	$286	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$88		$83
SoCalGas	95		38
Sempra South American Utilities	16		15
Sempra Mexico	8		12
Sempra Renewables	(17)		(6)
Sempra Natural Gas	2		6
All other	(29)		(21)
Total	$163		$127

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2015		2014
EQUITY EARNINGS (LOSSES)
Earnings recorded before tax:
Sempra Renewables	$2		$2
Sempra Natural Gas	17		15
Total	$19		$17
(Losses) earnings recorded net of tax:
Sempra South American Utilities	$(1)		$(2)
Sempra Mexico	16		8
Total	$15		$6
EARNINGS (LOSSES)
SDG&E	$147	34%	$99	40%
SoCalGas(2)	214	49	78	32
Sempra South American Utilities	41	9	35	14
Sempra Mexico	47	11	42	17
Sempra Renewables	13	3	28	11
Sempra Natural Gas	2	―	9	4
All other	(27)	(6)	(44)	(18)
Total	$437	100%	$247	100%
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$355	46%	$294	37%
SoCalGas	315	40	260	33
Sempra South American Utilities	31	4	32	4
Sempra Mexico	55	7	75	9
Sempra Renewables	3	1	99	12
Sempra Natural Gas	10	1	40	5
All other	11	1	1	―
Total	$780	100%	$801	100%
	March 31, 2015		December 31, 2014
ASSETS
SDG&E	$16,485	42%	$16,296	41%
SoCalGas	10,563	27	10,461	26
Sempra South American Utilities	3,350	8	3,379	9
Sempra Mexico	3,502	9	3,488	9
Sempra Renewables	1,277	3	1,338	3
Sempra Natural Gas	6,032	15	6,436	16
All other	960	2	895	2
Intersegment receivables	(2,618)	(6)	(2,561)	(6)
Total	$39,551	100%	$39,732	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra South American Utilities	$(8)		$(8)
Sempra Mexico	439		434
Sempra Renewables	859		911
Sempra Natural Gas	1,319		1,347
All other	163		164
Total	$2,772		$2,848
(1)
Revenues for reportable segments include intersegment revenues of $2 million, $19 million, $25 million and $43 million for the three months ended March 31, 2015 and $3 million, $18 million, $22 million and $79 million for the three months ended March 31, 2014 for SDG&E, SoCalGas, Sempra Mexico and Sempra Natural Gas, respectively.

(2)		After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto contained in our 2014 Annual Report on Form 10-K (Annual Report) and “Risk Factors” contained in our Annual Report.

OVERVIEW

Sempra Energy is a Fortune 500 energy-services holding company whose operating units invest in, develop and operate energy infrastructure, and provide gas and electricity services to their customers in North and South America. Our operations are divided principally between our California Utilities, which are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), and Sempra International and Sempra U.S. Gas & Power. SDG&E and SoCalGas are separate, reportable segments. Sempra International includes two reportable segments – Sempra South American Utilities and Sempra Mexico. Sempra U.S. Gas & Power also includes two reportable segments – Sempra Renewables and Sempra Natural Gas.

This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	SDG&E

▪	SoCalGas

References to “we,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by its context. All references to “Sempra International” and “Sempra U.S. Gas & Power,” and to their respective principal segments, are not intended to refer to any legal entity with the same or similar name.

Below are summary descriptions of our operating units and their reportable segments.

SEMPRA ENERGY OPERATING UNITS AND REPORTABLE SEGMENTS

CALIFORNIA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪ Provides electricity to a population of 3.5 million (1.4 million meters) ▪ Provides natural gas to a population of 3.2 million (0.9 million meters)	Serves the county of San Diego, California and an adjacent portion of southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 21.4 million (5.9 million meters)	Southern California and portions of central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra International or Sempra U.S. Gas & Power operating units described below.

SEMPRA INTERNATIONAL
	MARKET	GEOGRAPHIC REGION
SEMPRA SOUTH AMERICAN UTILITIES Infrastructure supports electric transmission and distribution	▪ Provides electricity to approximately 2.4 million consumers (approximately 657,000 meters) in Chile and approximately 4.8 million consumers (approximately 1,029,000 meters) in Peru	▪ Chile ▪ Peru
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
SEMPRA NATURAL GAS
Develops, owns and operates, or holds interests in:
▪ natural gas pipelines and storage facilities

▪ natural gas distribution utilities

▪ a terminal in the U.S. for the import and export of LNG and sale of natural gas

▪ marketing operations

▪ a natural gas-fired electric generation asset (sold in April 2015)

	▪ Natural gas ▪ Liquefied natural gas ▪ Wholesale electricity	▪ U.S.A.

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪	Overall results of our operations and factors affecting those results

▪	Our segment results

▪	Significant changes in revenues, costs and earnings between periods

In the three months ended March 31, 2015, our earnings increased by $190 million to $437 million, and diluted earnings per share increased by $0.75 per share to $1.74 per share.

The net increases in our earnings and diluted earnings per share were primarily due to the following increases (decreases), by segment:

   SDG&E

▪	$21 million higher earnings from CPUC base operations and electric transmission

▪
$13 million reduction to the loss from plant closure in 2015 based on California Public Utilities Commission (CPUC) approval of a compliance filing related to SDG&E’s authorized recovery of its investment in San Onofre Nuclear Generating Station (SONGS) compared to a $9 million increase to the loss in 2014 as a result of reaching a preliminary settlement agreement on the closure, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein

SoCalGas

▪
$113 million incremental earnings due to SoCalGas recognizing annual core gas authorized revenue during interim periods based on seasonal factors starting in 2015 due to the adoption of a Triennial Cost Allocation Proceeding (TCAP) decision. Prior to 2015, SoCalGas recognized such revenue ratably over the year. While this “seasonalization” impacts quarterly and quarterly year-to-date comparisons of operating revenues and earnings for both Sempra Energy and SoCalGas, it will not impact full-year results. We discuss the TCAP decision further in Note 10 of the Notes to Condensed Consolidated Financial Statements herein

▪	$9 million higher earnings from CPUC base operations

Sempra Mexico

▪	$14 million higher earnings primarily due to start of operations of the Los Ramones I pipeline and a section of the Sonora pipeline in the fourth quarter of 2014

Sempra Renewables

▪	$(16) million gain in 2014 from the sale of a 50-percent equity interest in Copper Mountain Solar 3

The following table shows our earnings (losses) by segment, which we discuss below in “Segment Results.”

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2015		2014
California Utilities:
SDG&E	$147	34%	$99	40%
SoCalGas(1)	214	49	78	32
Sempra International:
Sempra South American Utilities	41	9	35	14
Sempra Mexico	47	11	42	17
Sempra U.S. Gas & Power:
Sempra Renewables	13	3	28	11
Sempra Natural Gas	2	―	9	4
Parent and other(2)	(27)	(6)	(44)	(18)
Earnings	$437	100%	$247	100%
(1) After preferred dividends.
(2)
Includes after-tax interest expense ($38 million and $35 million for the three months ended March 31, 2015 and 2014, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SEGMENT RESULTS

The following section is a discussion of earnings (losses) by Sempra Energy segment, as presented in the table above. Variance amounts are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted.

EARNINGS BY SEGMENT – CALIFORNIA UTILITIES
(Dollars in millions)

SDG&E

Our SDG&E segment recorded earnings of:

▪	$147 million in the three months ended March 31, 2015

▪	$99 million in the three months ended March 31, 2014

The increase in earnings of $48 million (48%) in the three months ended March 31, 2015 was primarily due to:

▪
$13 million reduction to the loss from plant closure in 2015 based on the CPUC approval of a compliance filing related to SDG&E’s authorized recovery of its investment in SONGS compared to a $9 million increase to the loss in 2014 as a result of reaching a preliminary settlement agreement on the closure;

▪	$16 million higher CPUC base operating margin authorized for 2015, and lower non-refundable operating costs;

▪	$5 million higher earnings from electric transmission operations primarily due to higher rate base; and

▪	$4 million lower generation major maintenance costs.

SoCalGas

Our SoCalGas segment recorded earnings of:

▪	$214 million in the three months ended March 31, 2015 (both before and after preferred dividends)

▪	$78 million in the three months ended March 31, 2014 (both before and after preferred dividends)

The increase in earnings of $136 million in the three months ended March 31, 2015 was primarily due to:

▪
$113 million incremental earnings resulting from the seasonalization of interim period recognition of annual core gas authorized revenue starting in 2015 (after-tax impact is based on SoCalGas’ effective tax rate);

▪	$9 million higher CPUC base operating margin authorized for 2015, and lower non-refundable operating costs;

▪	$8 million from the gas cost incentive mechanism (GCIM) award approved by the CPUC in February 2015; and

▪	$4 million increase in allowance for funds used during construction (AFUDC) related to equity.

EARNINGS BY SEGMENT – SEMPRA INTERNATIONAL
(Dollars in millions)

Sempra South American Utilities

Our Sempra South American Utilities segment recorded earnings of:

▪	$41 million in the three months ended March 31, 2015

▪	$35 million in the three months ended March 31, 2014

The increase in earnings of $6 million (17%) in the three months ended March 31, 2015 was primarily due to:

▪	$4 million higher earnings from operations mainly due to an increase in rates and volume;

▪	$3 million lower interest expense mainly in Chile related to inflationary effect on local bonds; and

▪	$1 million lower equity losses in 2015 from the Eletrans joint venture resulting from a forward exchange contract to manage foreign currency exchange rate risk; offset by

▪	$4 million lower earnings from foreign currency effects.

Sempra Mexico

Our Sempra Mexico segment recorded earnings of:

▪	$47 million in the three months ended March 31, 2015

▪	$42 million in the three months ended March 31, 2014

The increase in earnings of $5 million (12%) in the three months ended March 31, 2015 was primarily due to:

▪	$14 million higher earnings primarily due to start of operations of the Los Ramones I pipeline and a section of the Sonora pipeline in the fourth quarter of 2014; and

▪	$3 million higher tax benefits in 2015, including the effects on tax-related balances from foreign currency and inflation; offset by

▪	$5 million lower earnings from LNG marketing operations;

▪	$3 million decrease in earnings at our Mexicali power plant from lower prices and volumes; and

▪	$2 million unfavorable translation effect primarily on Peso-denominated receivables.

EARNINGS BY SEGMENT – SEMPRA U.S. GAS & POWER
(Dollars in millions)

Sempra Renewables

Our Sempra Renewables segment recorded earnings of:

▪	$13 million in the three months ended March 31, 2015

▪	$28 million in the three months ended March 31, 2014

The decrease in earnings of $15 million in the three months ended March 31, 2015 was primarily due to a $16 million gain in 2014 from the sale of a 50-percent equity interest in Copper Mountain Solar 3.

Sempra Natural Gas

Our Sempra Natural Gas segment recorded earnings of:

▪	$2 million in the three months ended March 31, 2015

▪	$9 million in the three months ended March 31, 2014

The decrease in earnings of $7 million in the three months ended March 31, 2015 was primarily due to:

▪	$6 million higher 2014 earnings from LNG marketing operations; and

▪	$4 million in development costs associated with the potential expansion of our LNG business.

Parent and Other

Losses for Parent and Other were

▪	$27 million in the three months ended March 31, 2015

▪	$44 million in the three months ended March 31, 2014

The decrease in losses of $17 million in the three months ended March 31, 2015 was primarily due to:

▪	$11 million higher income tax benefits, including $5 million in net state income tax refunds related to our former commodities-marketing businesses; and

▪	$4 million lower net interest expense.

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

The table below summarizes revenues and cost of sales for our utilities, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2015	2014
Electric revenues:
SDG&E	$805	$811
Sempra South American Utilities	363	354
Eliminations and adjustments	(2)	(2)
Total	1,166	1,163
Natural gas revenues:
SoCalGas	1,048	1,085
SDG&E	161	176
Sempra Mexico	25	33
Sempra Natural Gas	42	47
Eliminations and adjustments	(20)	(19)
Total	1,256	1,322
Total utilities revenues	$2,422	$2,485
Cost of electric fuel and purchased power:
SDG&E	$228	$266
Sempra South American Utilities	253	244
Total	$481	$510
Cost of natural gas:
SoCalGas	$267	$508
SDG&E	54	75
Sempra Mexico	15	22
Sempra Natural Gas	15	20
Eliminations and adjustments	(5)	(5)
Total	$346	$620

Sempra Energy Consolidated

Electric Revenues

During the three months ended March 31, 2015, our electric revenues remained at $1.2 billion and included

▪
$9 million increase at Sempra South American Utilities, primarily due to higher rates and volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects; offset by

▪	$6 million decrease at SDG&E, which included

□	$38 million lower cost of electric fuel and purchased power, which we discuss below, offset by

□
$21 million higher revenues from CPUC-authorized 2015 attrition and, starting in 2015, authorized revenues for the recovery of the SONGS regulatory assets pursuant to an amended settlement agreement approved by the CPUC in 2014, and

□	$13 million higher authorized revenues from electric transmission.

Our utilities’ cost of electric fuel and purchased power decreased by $29 million (6%) to $481 million in the three months ended March 31, 2015 due to:

▪	$38 million decrease at SDG&E, which we discuss below; offset by

▪	$9 million increase at Sempra South American Utilities driven primarily by higher rates and volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects.

We discuss the changes in electric revenues and the cost of electric fuel and purchased power for SDG&E in more detail below.

Natural Gas Revenues

During the three months ended March 31, 2015, Sempra Energy’s natural gas revenues decreased by $66 million (5%) to $1.3 billion, and the cost of natural gas decreased by $274 million (44%) to $346 million. The decrease in natural gas revenues included

▪	decreases in cost of natural gas sold at SoCalGas and SDG&E, as we discuss below; offset by

▪	$163 million increase resulting from the seasonalization of interim period recognition of annual core gas authorized revenue at SoCalGas starting in 2015;

▪	$14 million increase in revenues from CPUC-authorized 2015 attrition at SoCalGas;

▪	$14 million GCIM award approved by the CPUC in February 2015 at SoCalGas; and

▪	$13 million higher recovery of costs at SoCalGas associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

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

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Three months ended March 31, 2015		Three months ended March 31, 2014
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	1,712	$346	1,765	$322
Commercial	1,600	302	1,626	265
Industrial	497	79	484	64
Direct access(1)	867	52	888	40
Street and highway lighting	23	4	22	4
	4,699	783	4,785	695
CAISO shared transmission revenue - net(2)		43		59
Other revenues		52		49
Balancing accounts		(73)		8
Total(3)		$805		$811
(1)
The Direct Access (DA) program, which offered all customers the option to purchase their electric commodity services from a third-party Energy Service Provider instead of continuing to receive these services from SDG&E, was implemented in 1998 and suspended in 2001. In 2009, Senate Bill 695 required the CPUC to develop a process and rules for a limited re-opening of DA to be phased in over a period of time. In 2010, the CPUC adopted the process and rules for the limited re-opening of DA for non-residential customers under a 4-year phase-in schedule.

(2)		California Independent System Operator (CAISO).
(3)		Includes sales to affiliates of $2 million in each of 2015 and 2014.

For the three months ended March 31, 2015, SDG&E’s electric revenues decreased by $6 million (1%) to $805 million compared to the corresponding period of 2014 primarily due to:

▪	$38 million decrease in cost of electric fuel and purchased power, including:

□	a decrease in the cost of purchased power due to declining natural gas prices, offset by

□	an increase from the incremental purchase of renewable energy at higher prices; offset by

▪
$21 million higher revenues from CPUC-authorized 2015 attrition and, starting in 2015, authorized revenues for the recovery of the SONGS regulatory assets pursuant to an amended settlement agreement approved by the CPUC in 2014; and

▪	$13 million higher authorized revenues from electric transmission.

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

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural gas sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
Three months ended March 31, 2015:
Residential	9	$111	―		$1	9	$112
Commercial and industrial	4	30	2		4	6	34
Electric generation plants	―	―	6		―	6	―
	13	$141	8		$5	21	146
Other revenues							11
Balancing accounts							4
Total(1)							$161
Three months ended March 31, 2014:
Residential	10	$118	―	$	―	10	$118
Commercial and industrial	5	34	2		3	7	37
Electric generation plants	―	―	6		1	6	1
	15	$152	8		$4	23	156
Other revenues							12
Balancing accounts							8
Total(1)							$176
(1)		Includes sales to affiliates of $1 million in each of 2015 and 2014.

During the three months ended March 31, 2015, SDG&E’s natural gas revenues decreased by $15 million (9%) to $161 million, primarily due to cost of natural gas sold decreasing by $21 million (28%) to $54 million.

SDG&E’s average cost of natural gas for the three months ended March 31, 2015 was $4.14 per thousand cubic feet (Mcf) compared to $5.29 per Mcf for the corresponding period in 2014, a 22-percent decrease of $1.15 per Mcf, resulting in lower revenues and cost of $15 million. The decrease in the cost of natural gas sold was also due to lower sales volumes from a warmer winter in 2015 compared to the same period in 2014, which resulted in lower revenues and cost of $6 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural gas sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Three months ended March 31, 2015:
Residential	61	$605	1	$6	62	$611
Commercial and industrial	25	178	72	59	97	237
Electric generation plants	―	―	33	7	33	7
Wholesale	―	―	41	8	41	8
	86	$783	147	$80	233	863
Other revenues						48
Balancing accounts						137
Total(1)						$1,048
Three months ended March 31, 2014:
Residential	69	$732	1	$3	70	$735
Commercial and industrial	28	237	73	64	101	301
Electric generation plants	―	―	41	9	41	9
Wholesale	―	―	39	7	39	7
	97	$969	154	$83	251	1,052
Other revenues						28
Balancing accounts						5
Total(1)						$1,085
(1)		Includes sales to affiliates of $19 million in 2015 and $18 million in 2014.

During the three months ended March 31, 2015, SoCalGas’ natural gas revenues decreased by $37 million (3%) to $1 billion, and the cost of natural gas sold decreased by $241 million (47%) to $267 million. The revenue decrease included

▪	a decrease in the cost of natural gas sold, as we discuss below; offset by

▪	$163 million increase resulting from the seasonalization of interim period recognition of annual core gas authorized revenue starting in 2015;

▪	$14 million increase in revenues from CPUC-authorized 2015 attrition;

▪	$14 million GCIM award approved by the CPUC in February 2015; and

▪	$13 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

SoCalGas’ average cost of natural gas for the three months ended March 31, 2015 was $3.10 per Mcf compared to $5.27 per Mcf for the corresponding period in 2014, a 41-percent decrease of $2.17 per Mcf, resulting in lower revenues and cost of $187 million. The decrease in the cost of natural gas sold was also due to lower sales volumes from a warmer winter in 2015 compared to the same period in 2014, which resulted in lower revenues and costs of $54 million.

Other Utilities: Revenues and Cost of Sales

Revenues generated by Chilquinta Energía and Luz del Sur are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. The bases for the tariffs do not meet the requirements necessary for regulatory accounting treatment under applicable accounting principles generally accepted in the United States of America (U.S. GAAP). We discuss revenue recognition further for Chilquinta Energía and Luz del Sur in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Operations of Mobile Gas, Willmut Gas and Ecogas qualify for regulatory accounting treatment under applicable U.S. GAAP, similar to the California Utilities.

The table below summarizes natural gas and electric revenues for our utilities outside of California:

OTHER UTILITIES
NATURAL GAS AND ELECTRIC REVENUES
(Dollars in millions)
	Three months ended March 31, 2015		Three months ended March 31, 2014
	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Sempra Mexico — Ecogas	7	$25	6	$33
Sempra Natural Gas:
Mobile Gas (including transportation)	13	34	11	36
Willmut Gas	1	8	1	11
Total	21	$67	18	$80

Electric Sales (million kilowatt hours):
Sempra South American Utilities:
Luz del Sur	1,923	$217	1,851	$208
Chilquinta Energía	792	137	788	134
	2,715	354	2,639	342
Other service revenues		9		12
Total		$363		$354

Energy-Related Businesses: Revenues and Cost of Sales

The table below shows revenues and cost of sales for our energy-related businesses:

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2015	2014
Energy-related businesses revenues:
Sempra South American Utilities	$26	$24
Sempra Mexico	138	168
Sempra Renewables	8	6
Sempra Natural Gas	155	213
Intersegment revenues, adjustments and eliminations(1)	(67)	(101)
Total energy-related businesses revenues	$260	$310
Cost of natural gas, electric fuel and purchased power(2):
Sempra South American Utilities	$9	$3
Sempra Mexico	51	83
Sempra Natural Gas	105	151
Adjustments and eliminations(1)	(67)	(99)
Total cost of natural gas, electric fuel
and purchased power	$98	$138
Other cost of sales(2):
Sempra South American Utilities	$11	$14
Sempra Mexico	5	3
Sempra Natural Gas	20	23
Adjustments and eliminations(1)	(1)	(2)
Total other cost of sales	$35	$38
(1)	Includes eliminations of intercompany activity.
(2)	Excludes depreciation and amortization, which are shown separately on the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2015, revenues from our energy-related businesses decreased by $50 million (16%) to $260 million. The decrease included

▪	$58 million decrease at Sempra Natural Gas mainly from lower natural gas prices, as well as from the deconsolidation of Cameron LNG, LLC as of October 1, 2014; and

▪
$30 million lower revenues at Sempra Mexico primarily due to lower natural gas and power prices and volumes, offset by higher transportation revenues from a section of the Sonora natural gas pipeline that commenced operations in the fourth quarter of 2014; offset by

▪	$34 million lower intercompany eliminations associated with sales between Sempra Natural Gas and Sempra Mexico.

During the three months ended March 31, 2015, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $40 million (29%) to $98 million primarily due to:

▪	$46 million decrease at Sempra Natural Gas primarily due to lower natural gas costs; and

▪	$32 million decrease at Sempra Mexico primarily due to lower natural gas costs and volumes; offset by

▪	$32 million primarily from lower intercompany eliminations of costs primarily associated with sales between Sempra Natural Gas and Sempra Mexico.

Operation and Maintenance

Sempra Energy Consolidated

For the three months ended March 31, 2015, our operation and maintenance expenses decreased by $18 million (3%) to $658 million, primarily attributable to SDG&E, as we discuss below.

SDG&E

For the three months ended March 31, 2015, SDG&E’s operation and maintenance expenses decreased by $35 million (14%) to $217 million primarily due to:

▪
$31 million lower non-refundable operating costs, including $7 million lower major maintenance costs at our electric generating facilities, as well as labor, contract services and administrative and support costs; and

▪	$5 million lower litigation expense.

SoCalGas

For the three months ended March 31, 2015, SoCalGas’ operation and maintenance expenses increased by $9 million (3%) to $314 million primarily due to:

▪	$13 million higher expenses associated with CPUC-authorized refundable programs for which all costs incurred are fully recovered in revenue (refundable program expenses); offset by

▪	$4 million lower non-refundable operating costs, including labor, contract services and administrative and support costs.

Plant Closure Adjustment

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a nuclear generating facility near San Clemente, California. SONGS’ Units 2 and 3 were shut down in early 2012 due to steam generator issues and, in June 2013, Southern California Edison, the majority owner and operator of SONGS, made the decision to permanently retire these two units. In the second quarter of 2013, SDG&E recorded a pretax charge of $200 million, which represents the portion of SDG&E’s investment in SONGS and associated costs that management estimated may not be recovered in rates based on prior CPUC precedent. In addition to the plant closure loss recorded in 2013, during the first quarter of 2014, SDG&E recorded a $13 million pretax reduction to the loss from plant closure. During the first quarter of 2015, SDG&E recorded a $21 million pretax reduction to the loss from plant closure. We discuss SONGS further in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

Gain on Sale of Equity Interest

In the first quarter of 2014, Sempra Renewables recorded a pretax gain of $27 million ($16 million after-tax) from the sale of a 50-percent equity interest in Copper Mountain Solar 3.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
		Effective		Effective
	Income tax	income	Income tax	income
	expense	tax rate	expense	tax rate
	Three months ended March 31,
	2015		2014
Sempra Energy Consolidated	$163	27%	$127	33%
SDG&E	88	37	83	45
SoCalGas	95	31	38	33

Sempra Energy Consolidated

The increase in income tax expense in the three months ended March 31, 2015 was mainly due to higher pretax income primarily from SoCalGas, offset by a lower effective tax rate. The lower effective tax rate was primarily due to a $17 million charge in 2014 to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS that we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

As noted in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, all repatriated earnings (reduced for previously taxed income) are subject to U.S. income tax (with credits for foreign income taxes), and repatriation from Peru is subject to local country withholding tax. We plan to repatriate a portion of current year earnings from certain of our non-U.S. subsidiaries in Mexico and Peru. Because this potential repatriation would only be from earnings since January 1, 2015, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings from prior years. Therefore, we do not intend to use these cumulative undistributed earnings as a source of funding for U.S. operations.

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

Due to the extension of bonus depreciation, Sempra Energy generated a U.S. federal net operating loss (NOL) in 2011, 2012, 2013 and 2014. We further discuss the impact of NOLs on Sempra Energy in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E

The increase in SDG&E’s income tax expense in the three months ended March 31, 2015 was mainly due to higher pretax income, offset by a lower effective tax rate, primarily from the $17 million charge in 2014 to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

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

SoCalGas

The increase in SoCalGas’ income tax expense in the three months ended March 31, 2015 was mainly due to higher pretax income, partially offset by a lower effective tax rate that was primarily due to higher exclusions from taxable income of the equity portion of AFUDC. Higher pretax income was primarily due to recognizing core gas authorized revenue during interim periods based on seasonal factors beginning January 1, 2015 in accordance with the TCAP, compared to recognizing such revenue ratably over the year in 2014. We discuss the impact of the TCAP decision further in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

SDG&E and SoCalGas both generated a U.S. federal NOL in 2011 and 2012, primarily due to bonus depreciation. We further discuss the impact of NOLs on SDG&E and SoCalGas in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Foreign Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity

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

The income tax expense of our South American subsidiaries is similarly impacted by the factors we discuss above. Such impact was not material in either the three months ended March 31, 2015 or 2014.

For Sempra Energy Consolidated, the impacts at Sempra Mexico related to the factors described above are as follows:

MEXICAN CURRENCY IMPACT ON INCOME TAXES AND RELATED ECONOMIC HEDGING ACTIVITY
(Dollars in millions)
	Three months ended March 31,
	2015	2014
Income tax benefit on currency exchange
rate movement of monetary assets and liabilities	$4	$	―
Translation of non-U.S. deferred income tax balances	2		―
Income tax expense on inflation	―		(1)
Net impact on Sempra Energy Condensed
Consolidated Statements of Operations	$6		$(1)

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

Our lines of credit provide liquidity and support commercial paper. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global (the holding company for our subsidiaries not subject to California utility regulation) and the California Utilities each have five-year revolving credit facilities, expiring in 2017. At Sempra Energy and the California Utilities, the agreements are syndicated broadly among 24 different lenders and at Sempra Global, among 25 different lenders. No single lender has greater than a 7-percent share in any agreement. The table below shows the amount of available funds on these credit facilities at March 31, 2015:

AVAILABLE FUNDS AT MARCH 31, 2015
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$377	$23	$21
Available unused credit(2)	3,302	558	658
(1)	Amounts at Sempra Energy Consolidated include $324 million held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated, as we discuss below.
(2)
Available credit is the total available on Sempra Energy's, Sempra Global's and the California Utilities' credit facilities that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein. Borrowings on the shared line of credit at SDG&E and SoCalGas are limited to $658 million for each utility and a combined total of $877 million. SDG&E's available funds reflect commercial paper outstanding of $100 million supported by the line. Some of Sempra Energy's subsidiaries, primarily our foreign operations, have additional general purpose credit facilities, aggregating $843 million at March 31, 2015. Available unused credit on these lines totaled $648 million at March 31, 2015.

Sempra Energy Consolidated

We believe that these available funds, combined with cash flows from operations, distributions from equity method investments, proceeds of securities issuances, project financing and partnering in joint ventures will be adequate to fund operations, including to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund shareholder dividends

▪	fund new business acquisitions or start-ups

▪	repay maturing long-term debt

In March 2015, Sempra Energy issued $500 million of 2.40-percent notes maturing in 2020. Also in March 2015, SDG&E issued $140 million of variable rate first mortgage bonds maturing in 2017 and $250 million of 1.914-percent amortizing first mortgage bonds maturing in 2022. In 2014, Sempra Energy and SoCalGas publicly offered and sold debt securities totaling $500 million and $750 million, respectively. Sempra Energy and the California Utilities currently have ready access to the long-term debt markets and are not currently constrained in their ability to borrow at reasonable rates. However, changing economic conditions could affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of completion of large projects at Sempra International and Sempra U.S. Gas & Power. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. If these measures were necessary, they would primarily impact certain of our Sempra International and Sempra U.S. Gas & Power businesses before we would reduce funds necessary for the ongoing needs of our utilities. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

In addition to capital expenditures, changes in publicly traded debt securities and net changes to commercial paper borrowings on the Sempra Global and California Utilities credit facilities, the net decrease in Sempra Energy Consolidated cash and cash equivalents at March 31, 2015 compared to December 31, 2014 of $193 million was primarily due to a decrease in foreign cash used to repay short-term debt.

At March 31, 2015, our cash and cash equivalents held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated are $324 million. As we discuss in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” above, we plan to repatriate a portion of current year earnings from certain of our non-U.S. subsidiaries in Mexico and Peru. Because this potential repatriation would only be from earnings since January 1, 2015, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings from prior years. Therefore, we do not intend to use these cumulative undistributed earnings as a source of funding for U.S. operations.

We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. Changes in asset values, which are dependent on the activity in the equity and fixed income markets, have not affected the trust funds’ abilities to make required payments. However, changes in asset values may, along with a number of other factors such as changes to discount rates, assumed rates of return, mortality tables, and regulations, impact funding requirements for pension and other postretirement benefit plans and SDG&E’s nuclear decommissioning trusts. At the California Utilities, funding requirements are generally recoverable in rates.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

Our short-term debt is primarily used to meet liquidity requirements, fund shareholder dividends, temporarily finance capital expenditures, and fund new business acquisitions or start-ups. Our corporate short-term, unsecured promissory notes, or commercial paper, were our primary sources of short-term debt funding in the first three months of 2015. At our California Utilities, short-term debt is used to meet working capital needs and temporarily finance capital expenditures.

California Utilities

SDG&E and SoCalGas expect that available funds, cash flows from operations and debt issuances will continue to be adequate to meet their working capital and capital expenditure requirements.

SoCalGas declared and paid $100 million in common dividends in 2014 and $50 million in 2013. As a result of an increase in SoCalGas’ capital investment programs over the next few years, and the increase in SoCalGas’ authorized common equity weighting effective January 1, 2013 as approved by the CPUC in the most recent cost of capital proceeding, SoCalGas’ dividends on common stock declared on an annual historical basis may not be indicative of future declarations, or may be temporarily suspended over the next few years to maintain SoCalGas’ authorized capital structure during the periods of high capital investments. We discuss the cost of capital proceeding in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E declared and paid common dividends of $200 million in 2014. As a result of SDG&E’s large capital investment program over the past few years, SDG&E did not pay common dividends to Sempra Energy in 2013. However, due to the completion of construction of the Sunrise Powerlink transmission power line in June 2012, SDG&E resumed the declaration and payment of dividends on its common stock in 2014.

SDG&E uses the Energy Resource Recovery Account (ERRA) balancing account to record the net of its actual cost incurred for electric fuel and purchased power and the amount billed to customers in rates. Primarily as a result of delays in the CPUC issuing final decisions on SDG&E’s ERRA-related filings, as of March 31, 2015, SDG&E’s ERRA balance is undercollected by $311 million compared to $280 million at December 31, 2014. We discuss CPUC decisions in 2014 regarding rate changes resulting from the approved revenue requirement for ERRA costs in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. We provide information on how the increasing undercollected balance in ERRA has impacted SDG&E in our discussion of “Cash Flows From Operating Activities” below.

Sempra South American Utilities

We expect projects and loans to affiliates at Chilquinta Energía and Luz del Sur to be funded by available funds, funds internally generated by those businesses and by external borrowings.

Sempra Mexico

We expect projects and joint venture investments in Mexico to be funded through a combination of available funds, including credit facilities, funds internally generated by the Mexico businesses, securities issuances, project financing, funds from the parent, and partnering in joint ventures.

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

Sempra Natural Gas

We expect Sempra Natural Gas to require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flow, funding from the parent and project financing. In April 2015, Sempra Natural Gas invested $113 million in Rockies Express to repay project debt that matured in early 2015.

In January 2014, management approved a plan to sell the remaining 625-megawatt (MW) block of the Mesquite Power plant. In October 2014, Sempra Natural Gas entered into a definitive agreement to sell the remaining block of the plant. In April 2015, we sold the remaining block, together with a related power sales contract, and received net cash proceeds of $345 million, subject to certain post-closing adjustments related to working capital. We discuss this sale further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra Natural Gas, through the Cameron LNG Holdings, LLC (Cameron LNG Holdings or Cameron LNG JV)- joint venture, is developing a natural gas liquefaction export facility at the Cameron LNG JV terminal. The majority of the liquefaction project is project-financed, with most or all of the remainder of the capital requirements to be provided by the project partners, including Sempra Energy, through equity contributions under a joint venture agreement. We expect that our remaining equity requirements to complete the project will be met by a combination of our share of cash generated from each liquefaction train as it comes on line and additional cash contributions. Under the financing agreements, Sempra Energy signed completion guarantees for 50.2 percent of the debt, which corresponds to $3.7 billion of the total $7.4 billion principal amount of the debt committed under the financing agreements. The project financing and completion guarantees became effective on October 1, 2014, the effective date of the joint venture formation. The completion guarantees will terminate upon satisfaction of certain conditions, including all three trains achieving commercial operation and meeting certain operational performance tests. The completion guarantees are anticipated to be terminated in the second half of 2019.

We discuss Cameron LNG JV and the joint venture financing further in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Some of Sempra Natural Gas’ long-term power sale contracts contain collateral requirements which require its affiliates and/or the counterparty to post cash or other acceptable collateral to the other party for exposure in excess of established thresholds. Sempra Natural Gas may be required to provide collateral when the fair value of the contract with our counterparty exceeds established thresholds. We have no collateral receivables or payables with our counterparties at March 31, 2015 pursuant to these requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	Three months ended March 31, 2015	2015 Change		Three months ended March 31, 2014
Sempra Energy Consolidated	$811	$(93)	(10)%	$904
SDG&E	299	38	15	261
SoCalGas	375	(52)	(12)	427

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2015 primarily due to:

▪	$152 million decrease in accounts payable in 2015 compared to a $124 million increase in 2014, primarily due to lower purchase volume and lower average cost of natural gas purchased at SoCalGas;

▪	$85 million increase in greenhouse gas allowances ($67 million at SDG&E and $18 million at SoCalGas); and

▪
$27 million decrease in the seasonal liability related to temporary LIFO liquidation in 2015 compared to a $20 million increase in 2014 at SoCalGas, primarily due to changes in natural gas inventory value. Temporary LIFO liquidation represents the difference between the carrying value of natural gas inventory withdrawn during the period (valued by last-in, first-out method) for delivery to customers and the projected replacement costs of that inventory during injection months; offset by

▪
$264 million higher net income, adjusted for noncash items included in earnings, in 2015 compared to 2014, primarily due to improved operations at SDG&E and SoCalGas, as well as the impact of the seasonalization during interim periods of authorized core customer revenue in 2015 at SoCalGas, as we discuss in “Results of Operations” above. The impact of seasonalization in net income is offset by working capital changes in regulatory balancing accounts; and

▪	$132 million decrease in inventory in 2015 compared to an $85 million decrease in 2014, primarily due to higher net withdrawal of natural gas at SoCalGas.

SDG&E

Cash provided by operating activities at SDG&E increased in 2015 primarily due to:

▪
$76 million decrease in net undercollected regulatory balancing accounts in 2015 compared to a $28 million increase in 2014 (including long-term amounts included in regulatory assets). The impact of the change in the regulatory balancing accounts on cash provided by operating activities was primarily due to:

□	$43 million decrease in 2015 compared to an $8 million increase in 2014 in the undercollected balance in the electric rate design balancing account, and

□	$27 million increase in 2015 compared to a $76 million increase in 2014 in the undercollected balance in the electric commodity accounts; offset by

▪	$67 million increase in greenhouse gas allowances in 2015.

SoCalGas

Cash provided by operating activities at SoCalGas decreased in 2015 primarily due to:

▪
$160 million decrease in accounts payable in 2015 compared to an $81 million increase in 2014. The decrease in 2015 was primarily due to lower volumes and average cost of natural gas purchased, and the increase in 2014 was primarily due to higher average cost of natural gas purchased; and

▪
$49 million increase in net undercollected regulatory balancing accounts in 2015 (including long-term amounts included in regulatory assets) compared to a $17 million increase in net overcollected balances in 2014, primarily due to:

□	$126 million increase in 2015 compared to a $25 million decrease in 2014 in the undercollected balance associated with the fixed cost balancing accounts, offset by

□	$44 million increase in 2015 compared to a $62 million decrease in the overcollected balances related to Public Purpose Programs; offset by

▪
$103 million higher net income, adjusted for noncash items included in earnings, in 2015 compared to 2014, primarily due to the impact of the seasonalization during interim periods of authorized core customer revenue in 2015. The impact of seasonalization in net income is offset by working capital changes in regulatory balancing accounts, as we discuss above;

▪	$136 million decrease in accounts receivable in 2015 compared to a $78 million decrease in 2014;

▪	$72 million decrease in inventory in 2015 compared to a $24 million decrease in 2014, primarily due to higher net withdrawal of natural gas in 2015; and

▪	$30 million income tax payment in 2014.

The table below shows the contributions to pension and other postretirement benefit plans.

CONTRIBUTIONS TO PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	Three months ended March 31, 2015
		Other
	Pension	postretirement
	benefits	benefits
Sempra Energy Consolidated	$15	$1
SDG&E	1	―
SoCalGas	1	―

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	Three months ended					Three months ended
	March 31, 2015	2015 Change				March 31, 2014
Sempra Energy Consolidated	$(770)	$	―	―	%	$(770)
SDG&E	(421)		124	42		(297)
SoCalGas	(389)		12	3		(377)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy was the same in both years and included

▪	in 2015, $45 million decrease in net advances to affiliates; offset by

▪	in 2014, $66 million, net of $2 million cash sold, of proceeds received in 2014 from the sale of a 50-percent equity interest in Copper Mountain Solar 3.

SDG&E

Cash used in investing activities at SDG&E increased in 2015 due to:

▪	$66 million increase in advances to Sempra Energy; and

▪	$61 million increase in capital expenditures.

SoCalGas

Cash used in investing activities at SoCalGas increased in 2015 due to:

▪	$55 million increase in capital expenditures; offset by

▪	$43 million lower increase in advances to Sempra Energy in 2015 compared to 2014.

ANNUAL CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC and the Federal Energy Regulatory Commission (FERC). However, in 2015, we expect to make capital expenditures and investments of approximately $3.3 billion. These expenditures include

▪	$2.4 billion at the California Utilities for capital projects and plant improvements ($1.1 billion at SDG&E and $1.3 billion at SoCalGas)

▪	$0.9 billion at our other subsidiaries for capital projects in Mexico and South America, and development of LNG, natural gas and renewable generation projects

The California Utilities’ 2015 planned capital expenditures and investments include

SDG&E

▪	$700 million for improvements to natural gas and electric distribution systems

▪	$400 million for improvements to electric transmission systems

▪	$10 million for electric generation plants and equipment

SoCalGas

▪	$1.1 billion for improvements to distribution, transmission and storage systems, and for pipeline safety

▪	$190 million for advanced metering infrastructure

▪	$30 million for other natural gas projects

The California Utilities expect to finance these expenditures and investments with cash flows from operations and debt issuances.

In 2015, the expected capital expenditures and investments of approximately $0.9 billion (excluding amounts expended by joint ventures and net of anticipated project financing and joint venture structures as noted below) at our other subsidiaries include

Sempra South American Utilities

▪	approximately $220 million for capital projects in South America (approximately $170 million in Peru and approximately $50 million in Chile)

Sempra Mexico

▪
approximately $300 million for capital projects in Mexico, net of project financing, including approximately $180 million and $80 million for the development of the Sonora pipeline and Ojinaga pipeline projects, respectively, both developed solely by Sempra Mexico

Sempra Renewables

▪	approximately $60 million for the development of renewable projects

Sempra Natural Gas

▪	approximately $290 million for development of LNG and natural gas transportation projects, including approximately $110 million equity investment in Rockies Express to pay down project debt

Parent and Other

▪	approximately $40 million related to the build-to-suit lease for Sempra Energy’s future headquarters

Capital expenditure amounts include capitalized interest. At the California Utilities, the amounts also include the portion of AFUDC related to debt, but exclude the portion of AFUDC related to equity. At Sempra Mexico and Sempra Natural Gas, the amounts also exclude AFUDC related to equity. We provide further details about AFUDC in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	Three months ended		Three months ended
	March 31, 2015	2015 Change	March 31, 2014
Sempra Energy Consolidated	$(231)	$(38)	$(193)
SDG&E	137	116	21
SoCalGas	(50)	(5)	(45)

Sempra Energy Consolidated

Cash used in financing activities at Sempra Energy increased in 2015 primarily due to:

▪
$250 million lower issuances of debt, including a decrease in commercial paper and other short-term debt borrowings with maturities greater than 90 days of $742 million ($50 million increase in 2015 compared to $792 million in 2014), offset by an increase in issuances of long-term debt of $492 million ($888 million in 2015 compared to $396 million in 2014); and

▪	$363 million decrease in short-term debt in 2015 compared to a $69 million decrease in 2014; offset by

▪
$484 million lower payments on debt, including lower payments of long-term debt of $1 billion ($30 million in 2015 compared to $1.1 billion in 2014), offset by higher payments of commercial paper and other short-term debt with maturities greater than 90 days of $540 million ($624 million in 2015 compared to $84 million in 2014).

SDG&E

Cash provided by financing activities at SDG&E increased in 2015 primarily due to:

▪	$388 million net proceeds from the issuance of long-term debt in 2015; offset by

▪	$246 million decrease in short-term debt in 2015 compared to a $31 million increase in 2014.

SoCalGas

Cash used by financing activities at SoCalGas increased by $5 million due to a higher decrease in short-term debt. In 2014, repayment of long-term debt of $250 million was substantially offset by $248 million net proceeds from the issuance of long-term debt.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first three months of 2015. Our credit ratings may affect the rates at which borrowings bear interest and of commitment fees on available unused credit. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Joint Matters

Natural Gas Pipeline Operations Safety Assessments

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the California Utilities, may incur incremental expense and capital investment associated with their natural gas pipeline operations and investments. In August 2011, SoCalGas, SDG&E, Pacific Gas and Electric Company (PG&E) and Southwest Gas filed implementation plans with the CPUC to test or replace natural gas transmission pipelines located in populated areas that have not been pressure tested, as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. The California Utilities’ current total estimated cost for Phase 1 (the 10-year period of 2012 to 2022) of a two-phase plan is $2.1 billion ($1.6 billion for SoCalGas and $500 million for SDG&E). The California Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans were outside the scope of the 2012 General Rate Case proceedings concluded in 2013. Similarly, these costs are not included in our 2016 General Rate Case filings.

In June 2014, the CPUC issued a final decision in the Triennial Cost Allocation Proceeding (TCAP) addressing SDG&E’s and SoCalGas’ Pipeline Safety Enhancement Plan (PSEP) that approved the utilities’ model for implementing PSEP, and established the criteria to determine the amounts related to PSEP that may be recovered from ratepayers and the processes for recovery of such amounts, including providing that such costs are subject to a reasonableness review.

As a result of this decision, SoCalGas recorded an after-tax earnings charge of $5 million in 2014 for costs incurred in prior periods for which SoCalGas was disallowed recovery. After taking the amounts disallowed for recovery into consideration, as of March 31, 2015, SDG&E and SoCalGas have recorded PSEP costs of $4 million and $104 million, respectively, in the CPUC-authorized regulatory account. In October 2014, SDG&E and SoCalGas filed a petition for modification with the CPUC requesting authority to recover PSEP costs from customers as incurred, subject to refund pending the results of a reasonableness review by the CPUC, instead of in the subsequent year. This request is pending at the CPUC. In December 2014, SDG&E and SoCalGas filed an application with the CPUC for recovery of $0.1 million and $46 million, respectively, in costs recorded in the regulatory account through June 11, 2014. We expect a decision on this application in the first half of 2016.

In July 2014, the CPUC Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN) filed a joint application for rehearing of the CPUC’s June 2014 final decision. The ORA and TURN allege that the CPUC made a legal error in directing that ratepayers, not shareholders, be responsible for the costs associated with testing or replacing transmission pipelines that were installed between January 1, 1956 and July 1, 1961 for which the California Utilities do not have a record of a pressure test. In November 2014, the CPUC denied the ORA and TURN request for rehearing of the decision adopting the PSEP. In December 2014, ORA and TURN sought rehearing of the CPUC’s decision on rehearing. In late December 2014, SoCalGas and SDG&E filed their opposition to this second application for rehearing, and are continuing to implement PSEP in accordance with the June 2014 CPUC decision. In March 2015, the CPUC issued a decision denying ORA’s and TURN’s second request for rehearing but keeping the record in the proceeding open to admit additional evidence on the limited issue of pressure testing of pipelines installed between January 1, 1956 and July 1, 1961. As part of this review, the CPUC will allow parties to submit additional evidence relevant to this narrow issue to ensure a complete record, with no additional discovery allowed. The ORA and TURN filed their responses on May 1, 2015.

We provide additional information regarding these rulemaking proceedings and the California Utilities’ PSEP in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report and in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

Safety Enforcement

California Senate Bill (SB) 291, enacted in October 2013, requires the CPUC to develop and implement a safety enforcement program that includes procedures for monitoring, data tracking and analysis, and investigations, as well as delegating citation authority to CPUC staff personnel under the direction of the CPUC Executive Director. SB 291 requires the CPUC to implement the enforcement program for gas safety by July 1, 2014 and for electric safety by January 1, 2015. In exercising the citation authority, the CPUC staff will take into account voluntary reporting of potential violations, voluntary resolution efforts undertaken, prior history of violations, the gravity of the violation, and the degree of culpability. In December 2014, the CPUC adopted an electric safety enforcement program whereby electric utilities may be cited by CPUC staff for violations of the CPUC’s safety requirements or federal standards.

In December 2011, the CPUC adopted a gas safety citation program whereby natural gas distribution companies can be cited by CPUC staff for violations of the CPUC’s safety standards. In September 2013, the CPUC’s safety and enforcement division issued its Standard Operating Procedures setting forth its principles and management process for the natural gas safety citation program.

Under each enforcement program, each day of an ongoing violation may be counted as an additional offense. The maximum penalty is $50,000 per offense. Citations under either program may be appealed to the CPUC. The CPUC plans to make further refinements to the electric and gas safety enforcement programs in 2015.

SDG&E Matters

2007 Wildfire Litigation

In regard to the 2007 wildfire litigation, SDG&E’s payments for claims settlements plus funds estimated to be required for settlement of outstanding claims and legal fees have exceeded its liability insurance coverage and amounts recovered from third parties. However, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. At March 31, 2015, Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets include assets of $372 million in Other Regulatory Assets (long-term), of which $367 million is related to CPUC-regulated operations and $5 million is related to FERC-regulated operations, for costs incurred and the estimated settlement of pending claims. Recovery of these costs in rates will require future regulatory approval, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available.

Should SDG&E conclude that recovery of excess wildfire costs in rates is no longer probable, at that time SDG&E will record a charge against earnings. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated, at March 31, 2015, the resulting after-tax charge against earnings would have been up to approximately $217 million. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information concerning these matters in Note 11 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SONGS

We discuss regulatory and other matters related to SONGS in the Notes to Condensed Consolidated Financial Statements herein as follows:

In Note 9:

▪	SONGS Outage and Retirement

▪	Settlement Agreement to Resolve the CPUC’s Order Instituting Investigation (OII) into the SONGS Outage (SONGS OII)

▪	Nuclear Regulatory Commission Proceedings

▪	Nuclear Decommissioning and Funding

▪	Nuclear Decommissioning Trusts

In Note 11:

▪	Legal Proceedings – SDG&E – Lawsuit Against Mitsubishi Heavy Industries, Ltd.

▪	Nuclear Insurance

▪	U.S. Department of Energy (DOE) Nuclear Fuel Disposal

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

Electric Rate Reform – State of California Assembly Bill 327

In October 2013, the Governor of California signed Assembly Bill (AB) 327. This bill became law on January 1, 2014. This new law restores the authority to establish electric residential rates for electric utility companies in California to the CPUC and removes the rate caps established in AB 1X adopted in early 2001 during California’s energy crisis, as well as SB 695 adopted in 2009. Additionally, the bill provides the CPUC the authority to adopt up to a $10.00 monthly fixed charge for all non-CARE (California Alternate Rates for Energy) residential customers and up to a $5.00 monthly fixed charge for CARE customers. Beginning January 1, 2016, the maximum allowable fixed charge may be adjusted by no more than the annual percentage increase in the Consumer Price Index for the prior calendar year. In February 2014, SDG&E filed comprehensive proposals with the CPUC that provide a roadmap to reforming electric residential rate design beginning in 2015 and continuing through 2018, consistent with the provisions of AB 327. In April 2015, the CPUC issued a proposed decision that recommends comprehensive reform and establishes a framework for rates that are more transparent, fair and sustainable. If adopted, the proposed decision directs changes beginning in summer 2015 and provides a path for continued reforms through 2018. The changes include fewer rate tiers and a gradual reduction in the difference between the tiered rates, similar to the tier differential that existed prior to the 2000-2001 Energy Crisis. The number of tiers would be reduced from four to three in 2015 and two in 2016. The rate differential between the highest and lowest tiers would be reduced from approximately 2.4 times to 1.9 times this year, down to 1.2 times by 2019. The proposed decision also directs the utilities to pursue expanded time of use (TOU) rates and establishes a process for considering a fixed customer charge in 2018, after the initial reforms are implemented. We expect a final CPUC decision in mid-2015.

In July 2014, the CPUC initiated a rulemaking proceeding to develop a successor tariff to the state’s existing net energy metering (NEM) program pursuant to the provisions of AB 327 that require the CPUC to establish a revised NEM tariff or similar program by December 31, 2015. The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation. It was originally established in California in 1995 with the adoption of SB 656, as codified in Section 2827 of the Public Utilities Code. Currently, customers who install and operate eligible renewable generation facilities of one megawatt or less may choose to participate in the NEM program. Under NEM, customer-generators receive a full retail-rate bill credit for the power they generate that is fed back to the utility’s power grid during times when the customer’s generation exceeds their own energy usage.

Meaningful rate reform is necessary to ensure that SDG&E is authorized to recover, from NEM customers, the costs incurred in providing services to NEM customers due to, among other issues, the increased power supply from renewable energy sources and the growth in distributed and local power generation. If the CPUC fails to reform SDG&E’s rate structures to allow it to recover costs associated with the services provided to NEM customers and better align electric rates with the costs that are incurred to provide service, such failure could have a material adverse effect on SDG&E’s business, cash flows, financial condition, results of operations and/or prospects. For additional discussion, see “Risk Factors” in the Annual Report.

SoCalGas Matter

Triennial Cost Allocation Proceeding (TCAP) – Adoption of Seasonal Factors

The TCAP decision issued by the CPUC in June 2014 requires SoCalGas to recognize interim period revenue for its core natural gas customers by applying seasonal factors to its annual authorized revenue beginning in 2015, instead of recognizing such revenue ratably over the year as was previously required. While this “seasonalization” will not impact SoCalGas’ cash flows or total calendar year revenue and earnings for 2015 or beyond, and does not change the annual total authorized revenue or our earnings from that revenue, it will cause variability in revenue and earnings from quarter to quarter. We expect that core natural gas customer authorized revenue recognized in the first and fourth quarters of each year will be higher (approximately 34 percent in the first quarter and 29 percent in the fourth quarter) than that recognized in the second and third quarters of each year (approximately 21 percent in the second quarter and 16 percent in the third quarter). This seasonalization resulted in an increase to Sempra Energy’s and SoCalGas’ revenue and earnings for the three-month period ended March 31, 2015 of $163 million and $113 million, respectively, compared to the comparable period in 2014. Also as a result of seasonalization, beginning in 2015, substantially all of SoCalGas’ annual earnings will be recognized in the first and fourth quarters of the year. The reduced revenue expected to be recognized in the second and third quarters of each year could result in losses for SoCalGas in these quarters.

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

Sempra South American Utilities

Overview

In connection with the increase in 2011 of our interests in our two utilities in South America, Chilquinta Energía and Luz del Sur, Sempra Energy has $806 million in goodwill on its Condensed Consolidated Balance Sheet at March 31, 2015. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions.

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

In April 2013, the CNE completed the process to establish sub-transmission rates for the period January 2011 to December 2014, with tariff adjustments going into effect retroactively from January 2011. This resulted in immaterial changes in rates. The sub-transmission rates period has been extended for one year, for one time only, to December 2015, due to a change in law issued in December 2014. Accordingly, the next reviews are scheduled to be completed, with tariff adjustments also going into effect, in January 2016 for sub-transmission, and again for distribution in November 2016. Sub-transmission will cover the period from January 2016 to December 2019 and distribution will cover the period from November 2016 to October 2020.

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

In September 2014, tax reform legislation was passed in Chile. The main amendments established in the tax reform include, among others, a gradual increase in the corporate income tax rate and the introduction of two options to pay the secondary tax (shareholder tax) on corporate profits (either immediate payment of tax or deferment of tax until earnings are distributed) with different impacts to the total income tax burden. We discuss this tax reform in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

In December 2014, the Peruvian government passed a tax reform law. Among other changes, the new law gradually reduces the 30 percent corporate tax rate in 2014 to 26 percent by 2019 with an offsetting increase in the withholding tax rate on dividends. We discuss this tax reform in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Field, technical and administrative employees at Luz del Sur are represented by the Unified Trade Union of Electricity Workers of Lima and Callao, and the Trade Union of Employees of Electrolima. A collective bargaining agreement was signed in February 2015 with both of these trade unions covering these employees and was also extended to 149 nonrepresented employees. It covers wages, working conditions and other benefit plans, and is in effect from January 1, 2015 through December 31, 2015.

Santa Teresa

Luz del Sur is in the final stages of construction of Santa Teresa, a 100-MW hydroelectric power plant in Peru’s Cusco region. It is scheduled to be completed at the end of first half of 2015.

Transmission Projects

Chilquinta Energía. Chilquinta Energía has 50-percent ownership in two joint ventures, Eletrans S.A. and Eletrans II S.A., with Sociedad Austral de Electricidad Sociedad Anónima (SAESA) to construct transmission lines in Chile.

In May 2012, Eletrans S.A. was awarded two 220-kilovolt (kV) transmission lines in Chile. The transmission lines will extend 150 miles, and we estimate the projects will cost approximately $180 million in total and be completed in 2016 and 2017.

In June 2013, Eletrans II S.A. was awarded two 220-kV transmission lines in Chile. The transmission lines will extend approximately 60 miles, and we estimate the projects will cost approximately $80 million in total and be completed in 2018.

Sempra South American Utilities has a U.S. dollar-denominated loan to Eletrans S.A. totaling $46 million at March 31, 2015 to provide project financing for the construction of transmission lines. Eletrans S.A. is an affiliate of Chilquinta Energía.

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

Sempra Mexico

Overview

Sempra Mexico is expected to provide earnings from construction projects when completed and from other investments. We expect projects and joint venture investments in Mexico to be funded through a combination of available funds, including credit facilities, funds internally generated by the Mexico businesses, securities issuances, project financing, funds from the parent, and partnering in joint ventures.

We discuss IEnova’s credit facilities in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

We discuss the impact of Mexican tax reform in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Pipeline Projects

In October 2012, IEnova was awarded two contracts by the Federal Electricity Commission (Comisión Federal de Electricidad, or CFE) to build and operate an approximately 500-mile pipeline network (Sonora pipeline) to transport natural gas from the U.S.-Mexico border south of Tucson, Arizona through the Mexican state of Sonora to the northern part of the Mexican state of Sinaloa along the Gulf of California. The network will be comprised of two segments that will interconnect to the U.S. interstate pipeline system. We estimate it will cost approximately $1 billion. A section of the project was completed in October 2014. We expect to complete the remaining sections in stages in 2015 and 2016. The capacity is fully contracted by the CFE under two 25-year contracts denominated in U.S. dollars.

In December 2012, through its joint venture with PEMEX, the Mexican state-owned oil company, IEnova executed an ethane transportation services agreement with PEMEX to construct and operate an approximately 140-mile pipeline (Ethane Pipeline) to transport ethane from Tabasco, Mexico to Veracruz, Mexico. We estimate it will cost approximately $330 million and be funded by the joint venture without additional capital contributions from the partners. A section of the pipeline was completed in January 2015, and we expect to complete the remaining sections in stages in 2015. PEMEX has fully contracted the capacity under a 21-year contract denominated in U.S. dollars.

In 2014, IEnova’s joint venture with PEMEX and affiliates of PEMEX executed agreements for the development of Los Ramones Norte, a natural gas pipeline of approximately 275 miles and two compression stations, which will connect with the first phase of Los Ramones and run to the vicinity of San Luis Potosi, with an estimated cost of approximately $1.3 billion to $1.5 billion. IEnova’s joint venture with PEMEX has a 50-percent interest in the project. In June 2014, the project executed an engineering, procurement and construction contract, and in July 2014, the project issued the full notice to proceed. We expect expenditures for the project to be funded by the joint venture’s cash flows from operations and project financing, plus additional contributions from its partners. The pipeline’s capacity is fully contracted under a 25-year transportation services agreement with PEMEX denominated in Mexican pesos, with a contract rate based on the U.S. dollar investment, adjusted annually for inflation and fluctuation of the exchange rate.

Sempra Mexico has loans to affiliates of its joint venture with PEMEX totaling $126 million at March 31, 2015.

In December 2014, Sempra Mexico entered into the Ojinaga pipeline natural gas transportation services agreement with CFE for a 25-year term. CFE contracted 100-percent of the transport capacity of the Ojinaga pipeline, equal to 1.4 billion cubic feet (Bcf) per day. Sempra Mexico will be responsible for the development, construction and operation of the approximately 137-mile, 42-inch pipeline, with an estimated cost of $300 million. We expect the pipeline to begin operations in the first half of 2017. IEnova continues to monitor CFE project opportunities and carefully analyze CFE bids in order to participate in those that fit its overall growth strategy.

Energía Sierra Juárez

In 2014, we consummated the sale of a 50-percent equity interest in the first phase of Energía Sierra Juárez to a wholly owned subsidiary of InterGen N.V. The project is designed to provide up to 1,200 MW of capacity if fully developed. The 155-MW first phase of the Energía Sierra Juárez wind generation project is fully contracted by SDG&E and we expect it to be completed in mid-2015. Future expansion of Energía Sierra Juárez will depend, among other factors, on the ability to obtain additional power purchase contracts.

Energía Costa Azul LNG Terminal

In February 2015, Sempra Natural Gas, IEnova, and a subsidiary of PEMEX entered into a Memorandum of Understanding (MOU) to collaborate in the development of a natural gas liquefaction project at IEnova’s existing regasification terminal at Energía Costa Azul. The MOU defines the basis for the parties to explore PEMEX’s participation in this potential liquefaction project, including joining efforts on its development and structuring agreements that would allow opportunities for PEMEX to become a customer, natural gas supplier and investor. Energía Costa Azul has profitable long-term regasification contracts for 100 percent of the facility, making the decision to pursue a new liquefaction facility dependent in part on whether the investment in a new liquefaction facility would, over the long term, be more beneficial than continuing to supply regasification services under our existing contracts. In addition, this project requires the receipt of a number of permits and regulatory approvals, finding suitable partners and customers, obtaining financing and negotiating suitable construction contracts. For a discussion of these risks, see “Risk Factors” in our Annual Report on Form 10-K.

SEMPRA U.S. GAS & POWER

Sempra Renewables

Overview

Sempra Renewables is developing and investing in renewable energy generation projects that have long-term contracts with electric load serving entities, which provide electric service to end-users and wholesale customers. The renewable energy projects have planned in-service dates through 2016. These projects require construction financing which may come from a variety of sources including operating cash flow, project financing, funds from the parent, partnering in joint ventures and, potentially, other forms of equity sales. The varying costs of these alternative financing sources impact the projects’ returns.

Sempra Renewables’ future performance and the demand for renewable energy is impacted by various market factors, most notably state mandated requirements to deliver a portion of total energy load from renewable energy sources. The rules governing these requirements are generally known as the Renewables Portfolio Standard (RPS). Additionally, the phase out or extension of U.S. federal income tax incentives, primarily investment tax credits and production tax credits, and grant programs could significantly impact future renewable energy resource availability and investment decisions.

Black Oak Getty Wind Project

In March 2015, Sempra Renewables acquired the Black Oak Getty Wind project, a 78-MW wind farm under development in Stearns County, Minnesota. Sempra Renewables will complete the development of the wind farm, and we expect the project to be fully operational in 2016. Minnesota Municipal Power Agency has contracted for the energy generated from the project for 20 years.

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

Copper Mountain Solar 1 is a 58-MW photovoltaic generation facility currently in operation, which is fully contracted for 20 years to PG&E.

Copper Mountain Solar 2 is divided into two phases totaling 150 MW. The 92-MW first phase was placed in service in November 2012 and the 58-MW second phase was placed in service in April 2015. PG&E has contracted for all of the solar power at Copper Mountain Solar 2 for 25 years. In July 2013, we completed the sale of 50 percent of our equity in Copper Mountain Solar 2 to ConEdison Development.

Copper Mountain Solar 3 achieved full commercial operation in March 2015, and totals 250 MW. The cities of Los Angeles and Burbank have contracted for all of the solar power at Copper Mountain Solar 3 for 20 years. In addition to solar power, the power sales agreement provides the cities of Los Angeles and Burbank the option to purchase the Copper Mountain Solar 3 facility at years 10, 15 and 20 of the contract term, or upon earlier termination of the agreement. In March 2014, we completed the sale of 50 percent of our equity in Copper Mountain Solar 3 to ConEdison Development, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

In July 2014, Sempra Renewables signed a 20-year power sale agreement with Southern California Edison for all of the solar power from Copper Mountain Solar 4 beginning in 2020. We expect Copper Mountain Solar 4 to be in service in 2016, marketing its output prior to the commencement of the power sale agreement. Copper Mountain Solar 4 will total 94 MW when completed. The CPUC approved the power sale agreement in March 2015.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Renewables in Maricopa County, Arizona. If fully developed, the project will be capable of producing up to approximately 700 MW of solar power with 150 MW currently in operation in a joint venture with ConEdison Development.

Sempra Natural Gas

Mesquite Power Natural Gas-Fired Plant

In February 2013, Sempra Natural Gas completed the sale of one 625-MW block of its Mesquite Power plant to the Salt River Project Agricultural Improvement and Power District for $371 million in cash. Sempra Natural Gas retained ownership of the second block of the Mesquite Power plant.

In January 2014, management approved a plan to market and sell the remaining 625-MW block of the plant. In October 2014, Sempra Natural Gas entered into a definitive agreement to sell the remaining block of the power plant and assign a related power sales contract, representing the majority of Mesquite Power’s contracted capacity, to the buyer. On April 9, 2015, Sempra Natural Gas completed the sale of the remaining 625-MW block of the plant, together with the related power sales contract. We discuss the sale of the second 625-MW block of Mesquite Power in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Rockies Express

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express pipeline (REX), which links the Rocky Mountains region to the upper Midwest and the eastern United States. All of REX’s original capacity sales provide for west-to-east service. Sempra Natural Gas has an agreement for such capacity on REX through November 2019. The capacity costs are offset by revenues from releases of the capacity contracted to third parties. Certain capacity release commitments totaling $22 million concluded during 2013. Contracting activity related to that capacity has not been sufficient to offset all of our capacity payments to Rockies Express.

In November 2013, FERC issued a decision ruling that east-to-west service offerings within a single REX rate zone would not result in potential rate reductions under provisions in the original customers’ west-to-east contracts (“most favored nation” provisions). In December 2013, certain west-to-east customers sought rehearing of that decision. In 2014, Rockies Express reached settlements with three west-to-east customers, with one customer continuing to seek rehearing. The triggering of these provisions would result in significantly reduced revenue to REX from these west-to-east contracts.

In April 2014, prior to the launching of an open season, Rockies Express had secured binding financial commitments with four shippers totaling 1.2 Bcf per day of capacity for east-to-west transportation services for a term of 20 years originating at or near Clarington, Ohio. In February 2015, Rockies Express received FERC approval for the project. Rockies Express began construction on the project, and we expect the capacity to be in service sometime during the second half of 2015. In June 2014, Rockies Express finished constructing the Seneca Lateral, an initial 0.25 Bcf per day capacity project that connects natural gas production sources in Ohio to REX. The lateral’s capability was further expanded to 0.6 Bcf per day of capacity in January 2015. The lateral is fully contracted through September 2021.

In March 2015, Rockies Express requested FERC approval of the Zone 3 Capacity Enhancement Project. The project is an expansion of REX’s east-to-west capability of 0.8 Bcf per day. Rockies Express conducted both a non-binding and a binding open season for service on the Zone 3 Capacity Enhancement Project and secured binding financial commitments with six Appalachian shippers totaling 0.7 Bcf per day of capacity for east-to-west transportation services for a term of 15 years originating at or near Clarington, Ohio. We expect the project to be in-service in the fourth quarter of 2016. This expansion, with an estimated cost of approximately $530 million, will require additional capital investment by the partners and is subject to regulatory approval. When completed, REX’s total east-to-west capability within Zone 3 will be 2.6 Bcf per day.

In April 2015, Sempra Natural Gas invested $113 million in Rockies Express to repay project debt maturing in early 2015.

On January 29, 2015, REX experienced a rupture that resulted in no injuries or fire. This incident occurred near Bowling Green, Missouri. Rockies Express returned the segment of the pipeline to service on February 8, 2015. The cause of the rupture is still under investigation, and Rockies Express is fully cooperating with the Pipeline and Hazardous Materials Safety Administration.

Natural Gas Storage

Our natural gas storage assets include operational and development assets at Bay Gas in Alabama and Mississippi Hub in Mississippi, as well as our development project, LA Storage, LLC (LA Storage) in Louisiana. LA Storage could be positioned to support LNG export from the Cameron LNG JV terminal and other liquefaction projects, if anticipated cash flows support further investment. However, changes in the U.S. natural gas market could also lead to diminished natural gas storage values.

Historically, the value of natural gas storage services has positively correlated with the difference between the seasonal prices of natural gas, among other factors. In general, over the past several years, seasonal differences in natural gas prices have declined, which have contributed to lower prices for storage services. As our legacy (higher rate) sales contracts mature at Bay Gas and Mississippi Hub, replacement sales contract rates could be lower than has historically been the case. Lower sales revenues may not be offset by cost reductions, which could lead to depressed asset values. In addition, our LA Storage development project may be unable to attract cash flow commitments sufficient to support further investment. In April 2015, we received authorization from FERC to begin construction on the LA Storage project. In May 2015, we filed a request with FERC to extend the construction permit for the project that is currently set to expire in June 2015. The LA Storage project also includes an existing 23.3-mile pipeline header system, the LA Storage pipeline, that is uncontracted. We perform recovery testing of our recorded asset values when market conditions indicate that such values may not be recoverable. In the event such values are not recoverable, we would consider the fair value of these assets relative to their recorded value. To the extent the book value is in excess of the fair value, we would record a non-cash impairment charge. The book value of our long-lived natural gas storage assets at March 31, 2015 is $1.5 billion.

Sempra Natural Gas has 42 Bcf of operational working natural gas storage capacity (20 Bcf at Bay Gas and 22 Bcf at Mississippi Hub). Sempra Natural Gas may, over the long term, develop additional storage capacity at its facilities.

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

Cameron Liquefaction Project

The Cameron LNG, LLC regasification terminal in Hackberry, Louisiana, 100-percent owned by Sempra Natural Gas until October 1, 2014, is capable of processing 1.5 Bcf of natural gas per day. The terminal currently generates revenue under a terminal services agreement for approximately 3.75 Bcf of natural gas storage and associated send-out rights of approximately 600 million cubic feet (MMcf) of natural gas per day through 2029. The agreement allows the customer to pay capacity reservation and usage fees to use the facilities to receive, store and regasify the customer’s LNG. Sempra Natural Gas also may enter into short-term supply agreements to purchase LNG to be received, stored, and regasified at the terminal for sale to other parties.

In August 2014, Sempra Energy and three project partners provided their respective final investment decision with regard to the Cameron LNG Holdings, LLC (Cameron LNG Holdings or Cameron LNG JV) joint venture for the development, construction and operation of a natural gas liquefaction export facility at the Cameron LNG, LLC terminal. On October 1, 2014, we contributed our share of equity to the joint venture through the contribution of Cameron LNG, LLC. Beginning from the October 1, 2014 joint venture effective date, Cameron LNG, LLC is no longer wholly owned, and Sempra Natural Gas accounts for its investment in the new joint venture under the equity method. We expect that our remaining equity requirements to complete the project will be met by a combination of our share of cash generated from each liquefaction train as it comes on line and additional cash contributions. If construction, financing or other project costs are higher than we currently expect, we may have to contribute additional cash exceeding our current expectations.

The current project, which will utilize Cameron LNG JV’s existing facilities, is comprised of three liquefaction trains designed to a nameplate capacity of 13.5 million tonnes per annum (Mtpa) of LNG with an expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. We expect the project to achieve commercial operation of all three trains in 2018, and have the first year of full operations in 2019. The anticipated incremental investment in the three-train liquefaction project is estimated to be approximately $7 billion, including the cost of the lump-sum, turnkey construction contract, development engineering costs and permitting costs, but excluding capitalized interest and other financing costs. The majority of the incremental investment will be project-financed and the balance provided by the project partners. The total cost of the facility, including the cost of our original facility plus interest during construction, financing costs and required reserves, is estimated to be approximately $10 billion.

The joint venture has authorization to export LNG to both Free Trade Agreement (FTA) countries and to countries that do not have an FTA with the United States. Cameron LNG JV has 20-year liquefaction and regasification tolling capacity agreements in place with GDF SUEZ S.A. and affiliates of Mitsubishi Corporation and Mitsui & Co, Ltd., that subscribe the full nameplate capacity of the facility.

Sempra Natural Gas has agreements totaling 1.45 Bcf per day of firm natural gas transportation service to the Cameron LNG JV facilities on the Cameron Interstate Pipeline with GDF SUEZ S.A. and affiliates of Mitsubishi Corporation and Mitsui & Co., Ltd. The terms of these agreements are concurrent with the liquefaction and regasification tolling capacity agreements.

Construction on the current project began in the second half of 2014 under an engineering, procurement and construction (EPC) contract with a joint venture between CB&I Shaw Constructors, Inc., a wholly owned subsidiary of Chicago Bridge & Iron Company N.V., and Chiyoda International Corporation, a wholly owned subsidiary of Chiyoda Corporation.

In August 2014, Sempra Energy and the project partners executed project financing documents for senior secured debt in an initial aggregate principal amount up to $7.4 billion for the purpose of financing the cost of development and construction of the Cameron LNG JV liquefaction project. Concurrently, Sempra Energy entered into completion guarantees under which it has severally guaranteed 50.2 percent of the debt, or a maximum principal amount of $3.7 billion. The project financing and completion guarantees became effective on October 1, 2014, and will terminate upon financial completion of the project, which will occur upon satisfaction of certain conditions, including all three trains achieving commercial operation and meeting certain operational performance tests. We expect the project to achieve financial completion and the completion guarantees to be terminated in the second half of 2019.

Large-scale construction projects like the design, development and construction of the Cameron LNG JV liquefaction facility involve numerous risks and uncertainties, including among others, the potential for unforeseen engineering problems, substantial construction delays and increased costs. As noted above, Cameron LNG JV has a turnkey EPC contract with a joint venture between CB&I Shaw Constructors, Inc. and Chiyoda International Corporation. If the contractor becomes unwilling or unable to perform according to the terms and timetable of the EPC contract, Cameron LNG JV would be required to engage a substitute contractor, which would result in project delays and increased costs, which could be significant. For a discussion of these risks and other risks relating to the development of the Cameron LNG JV liquefaction project that could adversely affect our future performance, see “Risk Factors” in our Annual Report on Form 10-K.

Cameron LNG JV has a terminal services agreement with one customer that requires the customer to pay capacity reservation and usage fees to use its facilities to receive, store and regasify the customer’s LNG. There is a termination agreement in place that will result in the termination of this services agreement at the point during construction of the new liquefaction facilities where piping tie-ins to the existing regasification terminal become necessary. Based on the full notice to proceed that was issued to Cameron LNG JV’s EPC contractor in October 2014, we expect this termination date to occur during the first half of 2017.

In December 2014, Cameron LNG JV filed with the DOE for authorization to match the total export volumes allowed to be exported to FTA countries under the FERC permit. This would allow for increased export from the three-train facility of up to 2.95 Mtpa. In April 2015, Cameron LNG JV filed the corresponding DOE Non-FTA permit application. Cameron LNG JV is also pursuing the permitting to expand the current configuration from the current three liquefaction trains. The expansion project is expected to include up to two additional liquefaction trains, capable of increasing LNG production capacity by approximately 9 Mtpa to 10 Mtpa, and one additional full containment LNG storage tank; a fourth tank was permitted with the base liquefaction project but not built. In February 2015, Cameron LNG JV filed the DOE FTA application and the pre-filing application at FERC for the two additional trains and one containment tank. The joint venture expects to file a corresponding DOE Non-FTA permit application before the end of 2015. Under the Cameron LNG JV financing agreements, expansion of the Cameron LNG JV facilities beyond the first three trains is subject to certain restrictions and conditions, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from lenders. In addition, expansion of the Cameron LNG JV facilities beyond the first three trains is subject to a number of risks and uncertainties, including completing the required commercial agreements, securing all necessary permits and approvals, obtaining financing, reaching a final investment decision and other factors associated with the potential investment. See the “Risk Factors” section of our Annual Report on Form 10-K.

We discuss the deconsolidation of Cameron LNG, LLC, the Cameron LNG JV project financing obligations and Sempra Energy’s completion guarantee further in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other LNG Liquefaction Development

Design, regulatory and commercial activities are ongoing for potential LNG liquefaction developments at Sempra Mexico’s Energía Costa Azul facility and at our Port Arthur, Texas site. For these development projects, we have been meeting with potential customers and continue to see long-term demand for LNG supplies beginning in the 2020 to 2023 time frame.

Port Arthur. In March 2015, Sempra Natural Gas submitted a request to the FERC to initiate the pre-filing review for the proposed Port Arthur LNG natural gas liquefaction and export facility in Port Arthur, Texas. The proposed project is designed to include two natural gas liquefaction trains with total export capability of approximately 10 Mtpa, or 1.4 Bcf per day; two 160,000-cubic-meter storage tanks; marine facilities for vessel berthing and loading; natural gas liquids and refrigerant storage; feed gas pre-treatment; truck loading and unloading areas; and combustion turbine generators for self-generation of electrical power.

In March 2015, Sempra Natural Gas also submitted a request to the FERC to initiate the pre-filing review for the proposed Port Arthur pipeline project. The proposed project consists of two 42-inch-diameter feed gas pipelines (7- and 27-miles long), two compressor stations, receipt meter stations, and other appurtenant facilities in Orange and Jefferson Counties, Texas, and Cameron Parish, Louisiana. The pipelines would provide up to 1.6 Bcf per day of capacity to the Port Arthur LNG facilities.

Also in March 2015, Sempra Natural Gas filed a permit application with the DOE for authorization to export the LNG produced from the proposed project to all current and future FTA countries and expects to submit to the DOE an application for authorization to export to non-FTA countries in the summer of 2015.

Development of the Port Arthur LNG liquefaction project is subject to a number of risks and uncertainties, including completing the required commercial agreements, securing all necessary permits and approvals, obtaining financing and incentives, reaching a final investment decision and other factors associated with the potential investment. See the “Risk Factors” section of our Annual Report on Form 10-K.

Energía Costa Azul. We further discuss Sempra Natural Gas’ participation in potential LNG liquefaction development at Sempra Mexico’s Energía Costa Azul facility above under “Sempra Mexico − Energía Costa Azul LNG Terminal.”

RBS Sempra Commodities

In three separate transactions in 2010 and one in early 2011, we and The Royal Bank of Scotland plc (RBS), our partner in the RBS Sempra Commodities joint venture, sold substantially all of the businesses and assets of our commodities-marketing partnership. The investment balance of $71 million at March 31, 2015 reflects remaining distributions expected to be received from the partnership as it is dissolved. The amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities under “Other Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements herein. In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership.

OTHER SEMPRA ENERGY MATTERS

We may be further impacted by depressed and rapidly changing economic conditions. Moreover, the dollar may fluctuate significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. We discuss foreign currency rate risk further under “Foreign Currency Rate Risk” in Item 3. “Quantitative and Qualitative Disclosures About Market Risk” below. North American natural gas prices, when in decline, negatively affect profitability at Sempra Renewables and Sempra Natural Gas. In addition, an extended decline in current and forward projections of crude oil prices, coupled with slow economic growth, could cause a corresponding reduction in projected global demand for LNG. This could result in increased competition among those working on projects in an environment of declining LNG demand, such as the Sempra Energy-sponsored export initiatives. For a discussion of these risks and other risks involving changing natural gas and crude oil prices, see “Risk Factors” in the Annual Report.

In July 2010, federal legislation to reform financial markets was enacted that significantly alters how over-the-counter (OTC) derivatives are regulated, which may impact all of our businesses. The law increased regulatory oversight and transparency requirements of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the U.S. Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits, the latter of which is pending final approval in 2015. The law gives the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to us and other end users. These requirements could cause our OTC transactions to be more costly and have a material adverse effect on our liquidity due to additional capital requirements. In addition, as these reforms aim to standardize OTC products, they could limit the effectiveness and extent of our hedging programs, because we would have less ability to tailor OTC derivatives to match the precise risk we are seeking to mitigate and may be restricted on the size of our hedging program.

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year Value at Risk (VaR) for long-term debt at March 31, 2015 and December 31, 2014:

NOMINAL AMOUNT AND ONE-YEAR VALUE AT RISK OF LONG-TERM DEBT(1)
(Dollars in millions)
		Sempra Energy
		Consolidated		SDG&E		SoCalGas
		Nominal	One-year	Nominal	One-year	Nominal	One-year
		debt	VaR(2)	debt	VaR(2)	debt	VaR(2)
At March 31, 2015:
	California Utilities fixed-rate	$6,300	$543	$4,387	$378	$1,913	$167
	California Utilities variable-rate	462	16	462	16	―	―
	All other, fixed-rate and variable-rate	6,412	385	―	―	―	―
At December 31, 2014:
	California Utilities fixed-rate	$6,049	$502	$4,136	$341	$1,913	$161
	California Utilities variable-rate	325	13	325	13	―	―
	All other, fixed-rate and variable-rate	5,973	306	―	―	―	―
(1)	Excluding capital lease obligations, build-to-suit lease and interest rate swaps, and before reductions/increases for unamortized discount/premium.
(2)	After the effects of interest rate swaps.

We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency exposure at our Mexican subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes – Foreign Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity” herein. We also discuss our foreign currency exposure at our Mexican and South America subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Rate Risk” in the Annual Report. At March 31, 2015, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2014.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

SEMPRA ENERGY, (Registrant)

Date: May 5, 2015	By: /s/ Trevor I. Mihalik
Trevor I. Mihalik Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 5, 2015	By: /s/ Bruce Folkmann
Bruce Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 5, 2015	By: /s/ Bruce Folkmann
Bruce Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer