Form 10-Q
period 2015-06-30
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2015-08-04
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		June 30, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	101 Ash Street
	488 8th Avenue			San Diego,
	San Diego, California 92101			California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on July 29, 2015:

Sempra Energy	247,915,696 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	76
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	116
Item 4.	Controls and Procedures	117

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	118
Item 1A.	Risk Factors	118
Item 6.	Exhibits	118

Signatures		120

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

▪	delays in the timing of costs incurred and the timing of the regulatory agency authorization to recover such costs in rates from customers;

▪	deviations from regulatory precedent or practice that result in a reallocation of benefits or burdens among shareholders and ratepayers;

▪	capital markets conditions, including the availability of credit and the liquidity of our investments;

▪	inflation, interest and currency exchange rates;

▪	the impact of benchmark interest rates, generally Moody’s A-rated utility bond yields, on our California Utilities’ cost of capital;

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

▪
risks inherent with nuclear power facilities and radioactive materials storage, including the catastrophic release of such materials, the disallowance of the recovery of the investment in, or operating costs of, the nuclear facility due to an extended outage and facility closure, and increased regulatory oversight, including motions to modify settlements;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)
REVENUES
Utilities	$2,133	$2,370	$4,555	$4,855
Energy-related businesses	234	308	494	618
Total revenues	2,367	2,678	5,049	5,473
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(239)	(395)	(585)	(1,015)
Cost of electric fuel and purchased power	(498)	(571)	(979)	(1,081)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(73)	(126)	(171)	(264)
Other cost of sales	(42)	(42)	(77)	(80)
Operation and maintenance	(713)	(729)	(1,371)	(1,405)
Depreciation and amortization	(307)	(288)	(610)	(574)
Franchise fees and other taxes	(96)	(92)	(203)	(197)
Plant closure adjustment	―	―	21	13
Gain on sale of equity interest and assets	62	2	62	29
Equity earnings, before income tax	27	23	46	40
Other income, net	37	49	76	89
Interest income	10	5	17	9
Interest expense	(139)	(138)	(273)	(274)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	396	376	1,002	763
Income tax expense	(98)	(93)	(261)	(220)
Equity earnings, net of income tax	22	9	37	15
Net income	320	292	778	558
Earnings attributable to noncontrolling interests	(24)	(22)	(45)	(41)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings	$295	$269	$732	$516

Basic earnings per common share	$1.19	$1.10	$2.95	$2.10

Weighted-average number of shares outstanding, basic (thousands)	248,108	245,688	247,916	245,484

Diluted earnings per common share	$1.17	$1.08	$2.91	$2.07

Weighted-average number of shares outstanding, diluted (thousands)	251,491	250,061	251,264	249,816

Dividends declared per share of common stock	$0.70	$0.66	$1.40	$1.32
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Sempra Energy shareholders' equity
	Pretax	Income tax	Net-of-tax	Noncontrolling
	amount	(expense) benefit	amount	interests (after-tax)	Total
	Three months ended June 30, 2015 and 2014
	(unaudited)
2015:
Net income	$394	$(98)	$296	$24	$320
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	―	(43)	(5)	(48)
Pension and other postretirement benefits	2	(1)	1	―	1
Financial instruments	95	(36)	59	6	65
Total other comprehensive income	54	(37)	17	1	18
Comprehensive income	448	(135)	313	25	338
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiary	$447	$(135)	$312	$25	$337
2014:
Net income	$363	$(93)	$270	$22	$292
Other comprehensive income (loss):
Foreign currency translation adjustments	2	―	2	1	3
Pension and other postretirement benefits	8	(3)	5	―	5
Financial instruments	(12)	5	(7)	(1)	(8)
Total other comprehensive loss	(2)	2	―	―	―
Comprehensive income	361	(91)	270	22	292
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiary	$360	$(91)	$269	$22	$291

	Six months ended June 30, 2015 and 2014
	(unaudited)
2015:
Net income	$994	$(261)	$733	$45	$778
Other comprehensive income (loss):
Foreign currency translation adjustments	(105)	―	(105)	(13)	(118)
Pension and other postretirement benefits	4	(2)	2	―	2
Financial instruments	6	(2)	4	1	5
Total other comprehensive loss	(95)	(4)	(99)	(12)	(111)
Comprehensive income	899	(265)	634	33	667
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiary	$898	$(265)	$633	$33	$666
2014:
Net income	$737	$(220)	$517	$41	$558
Other comprehensive income (loss):
Foreign currency translation adjustments	(41)	―	(41)	(1)	(42)
Pension and other postretirement benefits	13	(5)	8	―	8
Financial instruments	(20)	8	(12)	(1)	(13)
Total other comprehensive loss	(48)	3	(45)	(2)	(47)
Comprehensive income	689	(217)	472	39	511
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiary	$688	$(217)	$471	$39	$510
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2015	2014(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$636	$570
Restricted cash	8	11
Trade accounts receivable, net	990	1,242
Other accounts and notes receivable, net	164	152
Due from unconsolidated affiliates	4	38
Income taxes receivable	100	45
Deferred income taxes	99	305
Inventories	266	396
Regulatory balancing accounts – undercollected	798	746
Fixed-price contracts and other derivatives	85	93
Asset held for sale, power plant	―	293
Other	356	293
Total current assets	3,506	4,184

Investments and other assets:
Restricted cash	17	29
Due from unconsolidated affiliates	169	188
Regulatory assets	3,095	3,031
Nuclear decommissioning trusts	1,145	1,131
Investments	2,929	2,848
Goodwill	885	931
Other intangible assets	410	415
Dedicated assets in support of certain benefit plans	483	512
Sundry	674	561
Total investments and other assets	9,807	9,646

Property, plant and equipment:
Property, plant and equipment	36,523	35,407
Less accumulated depreciation and amortization	(9,830)	(9,505)
Property, plant and equipment, net ($396 and $410 at June 30, 2015 and December 31, 2014, respectively, related to VIE)	26,693	25,902
Total assets	$40,006	$39,732
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2015	2014(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$738	$1,733
Accounts payable – trade	890	1,198
Accounts payable – other	124	155
Due to unconsolidated affiliate	―	2
Dividends and interest payable	300	282
Accrued compensation and benefits	271	373
Current portion of long-term debt	1,273	469
Fixed-price contracts and other derivatives	55	55
Customer deposits	150	153
Other	598	649
Total current liabilities	4,399	5,069
Long-term debt ($310 and $315 at June 30, 2015 and December 31, 2014, respectively, related to VIE)	12,626	12,167

Deferred credits and other liabilities:
Customer advances for construction	144	144
Pension and other postretirement benefit plan obligations, net of plan assets	1,101	1,064
Deferred income taxes	3,016	3,003
Deferred investment tax credits	35	37
Regulatory liabilities arising from removal obligations	2,762	2,741
Asset retirement obligations	2,067	2,048
Fixed-price contracts and other derivatives	300	255
Deferred credits and other	1,081	1,104
Total deferred credits and other liabilities	10,506	10,396

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 248 million and 246 million shares
outstanding at June 30, 2015 and December 31, 2014, respectively; no par value)	2,555	2,484
Retained earnings	9,724	9,339
Accumulated other comprehensive income (loss)	(596)	(497)
Total Sempra Energy shareholders’ equity	11,683	11,326
Preferred stock of subsidiary	20	20
Other noncontrolling interests	772	754
Total equity	12,475	12,100
Total liabilities and equity	$40,006	$39,732
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$778	$558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	610	574
Deferred income taxes and investment tax credits	203	105
Gain on sale of equity interest and assets	(62)	(29)
Plant closure adjustment	(21)	(13)
Equity earnings	(83)	(55)
Fixed-price contracts and other derivatives	―	(17)
Other	(8)	(6)
Net change in other working capital components	(116)	(125)
Changes in other assets	(89)	21
Changes in other liabilities	7	21
Net cash provided by operating activities	1,219	1,034

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,466)	(1,513)
Expenditures for investments and acquisition of business	(161)	(160)
Proceeds from sale of equity interest and assets, net of cash sold	347	66
Distributions from investments	9	6
Purchases of nuclear decommissioning and other trust assets	(229)	(356)
Proceeds from sales by nuclear decommissioning and other trusts	221	350
Decrease in restricted cash	49	87
Increase in restricted cash	(34)	(87)
Advances to unconsolidated affiliates	(20)	(24)
Repayments of advances to unconsolidated affiliates	74	―
Other	9	10
Net cash used in investing activities	(1,201)	(1,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(308)	(301)
Preferred dividends paid by subsidiary	(1)	(1)
Issuances of common stock	31	28
Repurchases of common stock	(66)	(37)
Issuances of debt (maturities greater than 90 days)	1,547	2,345
Payments on debt (maturities greater than 90 days)	(846)	(1,475)
Decrease in short-term debt, net	(339)	(54)
Net distributions to noncontrolling interests	(14)	(23)
Other	46	(10)
Net cash provided by financing activities	50	472

Effect of exchange rate changes on cash and cash equivalents	(2)	―

Increase (decrease) in cash and cash equivalents	66	(115)
Cash and cash equivalents, January 1	570	904
Cash and cash equivalents, June 30	$636	$789
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2015	2014
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$260		$269
Income tax payments, net of refunds	72		148

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business:
Assets acquired	$10	$	―
Liabilities assumed	(2)		―
Accrued purchase price	(6)		―
Cash paid	$2	$	―

Accrued capital expenditures	$302		$287
Redemption of industrial development bonds	79		―
Increase in capital lease obligations for investment in property, plant and equipment	―		60
Dividends declared but not paid	178		165
Financing of build-to-suit property	39		32
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)
Operating revenues
Electric	$874	$948	$1,679	$1,759
Natural gas	98	115	259	291
Total operating revenues	972	1,063	1,938	2,050
Operating expenses
Cost of electric fuel and purchased power	251	329	479	595
Cost of natural gas	31	51	85	126
Operation and maintenance	255	256	472	508
Depreciation	149	131	294	261
Franchise fees and other taxes	59	54	120	110
Plant closure adjustment	―	―	(21)	(13)
Total operating expenses	745	821	1,429	1,587
Operating income	227	242	509	463
Other income, net	9	7	18	20
Interest expense	(52)	(51)	(104)	(101)
Income before income taxes	184	198	423	382
Income tax expense	(54)	(69)	(142)	(152)
Net income	130	129	281	230
Earnings attributable to noncontrolling interest	(4)	(6)	(8)	(8)
Earnings attributable to common shares	$126	$123	$273	$222
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	SDG&E shareholder's equity
	Pretax	Income tax	Net-of-tax	Noncontrolling
	amount	expense	amount	interest (after-tax)	Total
	Three months ended June 30, 2015 and 2014
	(unaudited)
2015:
Net income	$180	$(54)	$126	$4	$130
Other comprehensive income:
Financial instruments	―	―	―	3	3
Total other comprehensive income	―	―	―	3	3
Comprehensive income	$180	$(54)	$126	$7	$133
2014:
Net income	$192	$(69)	$123	$6	$129
Other comprehensive income (loss):
Pension and other postretirement benefits	2	(1)	1	―	1
Financial instruments	―	―	―	(1)	(1)
Total other comprehensive income (loss)	2	(1)	1	(1)	―
Comprehensive income	$194	$(70)	$124	$5	$129

	Six months ended June 30, 2015 and 2014
	(unaudited)
2015:
Net income	$415	$(142)	$273	$8	$281
Other comprehensive income:
Financial instruments	―	―	―	1	1
Total other comprehensive income	―	―	―	1	1
Comprehensive income	$415	$(142)	$273	$9	$282
2014:
Net income	$374	$(152)	$222	$8	$230
Other comprehensive income (loss):
Pension and other postretirement benefits	2	(1)	1	―	1
Financial instruments	―	―	―	(1)	(1)
Total other comprehensive income (loss)	2	(1)	1	(1)	―
Comprehensive income	$376	$(153)	$223	$7	$230
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2015	2014(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23	$8
Restricted cash	7	8
Accounts receivable – trade, net	314	285
Accounts receivable – other, net	21	35
Due from unconsolidated affiliates	1	1
Income taxes receivable	59	―
Inventories	67	73
Regulatory balancing accounts – net undercollected	626	711
Regulatory assets	116	54
Fixed-price contracts and other derivatives	40	44
Other	86	125
Total current assets	1,360	1,344

Other assets:
Restricted cash	12	11
Deferred taxes recoverable in rates	848	824
Other regulatory assets	1,026	1,086
Nuclear decommissioning trusts	1,145	1,131
Sundry	368	282
Total other assets	3,399	3,334

Property, plant and equipment:
Property, plant and equipment	15,882	15,478
Less accumulated depreciation	(4,008)	(3,860)
Property, plant and equipment, net ($396 and $410 at June 30, 2015 and December 31, 2014, respectively, related to VIE)	11,874	11,618
Total assets	$16,633	$16,296
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2015	2014(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$40	$246
Accounts payable	361	441
Due to unconsolidated affiliates	7	21
Income taxes payable	―	30
Deferred income taxes	185	53
Interest payable	41	40
Accrued compensation and benefits	74	124
Current portion of long-term debt	470	365
Asset retirement obligations	100	120
Fixed-price contracts and other derivatives	45	40
Customer deposits	70	71
Other	203	237
Total current liabilities	1,596	1,788
Long-term debt ($310 and $315 at June 30, 2015 and December 31, 2014, respectively, related to VIE)	4,498	4,319

Deferred credits and other liabilities:
Customer advances for construction	42	41
Pension and other postretirement benefit plan obligations, net of plan assets	225	216
Deferred income taxes	2,133	2,121
Deferred investment tax credits	20	22
Regulatory liabilities arising from removal obligations	1,584	1,557
Asset retirement obligations	745	754
Fixed-price contracts and other derivatives	179	153
Deferred credits and other	345	333
Total deferred credits and other liabilities	5,273	5,197

Commitments and contingencies (Note 11)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,338
Retained earnings	3,879	3,606
Accumulated other comprehensive income (loss)	(12)	(12)
Total SDG&E shareholder's equity	5,205	4,932
Noncontrolling interest	61	60
Total equity	5,266	4,992
Total liabilities and equity	$16,633	$16,296
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$281	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	294	261
Deferred income taxes and investment tax credits	103	132
Plant closure adjustment	(21)	(13)
Fixed-price contracts and other derivatives	(2)	(3)
Other	(9)	(24)
Net change in other working capital components	(40)	(231)
Changes in other assets	(59)	37
Changes in other liabilities	3	19
Net cash provided by operating activities	550	408

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(600)	(543)
Purchases of nuclear decommissioning trust assets	(227)	(354)
Proceeds from sales by nuclear decommissioning trusts	221	350
Decrease in restricted cash	19	62
Increase in restricted cash	(19)	(64)
Net cash used in investing activities	(606)	(549)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of long-term debt	388	100
Payments on long-term debt	(105)	(20)
(Decrease) increase in short-term debt, net	(206)	68
Capital distributions made by Otay Mesa VIE	(6)	(13)
Net cash provided by financing activities	71	135

Increase (decrease) in cash and cash equivalents	15	(6)
Cash and cash equivalents, January 1	8	27
Cash and cash equivalents, June 30	$23	$21

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$99	$98
Income tax payments, net of refunds	99	12

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$118	$103
Increase in capital lease obligations for investment in property, plant and equipment	―	60
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)

Operating revenues	$780	$917	$1,828	$2,002
Operating expenses
Cost of natural gas	196	321	463	829
Operation and maintenance	346	337	660	642
Depreciation	113	107	226	212
Franchise fees and other taxes	31	30	65	68
Total operating expenses	686	795	1,414	1,751
Operating income	94	122	414	251
Other income, net	9	3	17	7
Interest income	3	―	3	―
Interest expense	(19)	(16)	(38)	(33)
Income before income taxes	87	109	396	225
Income tax expense	(16)	(28)	(111)	(66)
Net income	71	81	285	159
Preferred dividend requirements	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$70	$80	$284	$158
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Pretax	Income tax	Net-of-tax
	amount	expense	amount
	Three months ended June 30, 2015 and 2014
	(unaudited)
2015:
Net income/Comprehensive income	$87	$(16)	$71
2014:
Net income/Comprehensive income	$109	$(28)	$81

	Six months ended June 30, 2015 and 2014
	(unaudited)
2015:
Net income/Comprehensive income	$396	$(111)	$285
2014:
Net income/Comprehensive income	$225	$(66)	$159
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2015	2014(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231	$85
Accounts receivable – trade, net	348	586
Accounts receivable – other, net	76	51
Due from unconsolidated affiliates	273	4
Income taxes receivable	―	5
Inventories	57	181
Regulatory balancing accounts – net undercollected	172	35
Regulatory assets	7	5
Temporary LIFO liquidation	41	―
Other	28	36
Total current assets	1,233	988

Other assets:
Regulatory assets arising from pension obligations	650	617
Other regulatory assets	539	472
Other postretirement benefit plan assets, net of plan obligations	5	4
Sundry	146	136
Total other assets	1,340	1,229

Property, plant and equipment:
Property, plant and equipment	13,403	12,886
Less accumulated depreciation	(4,767)	(4,642)
Property, plant and equipment, net	8,636	8,244
Total assets	$11,209	$10,461
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2015	2014(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$ ―	$50
Accounts payable – trade	305	532
Accounts payable – other	66	88
Due to unconsolidated affiliate	―	13
Income taxes payable	13	―
Deferred income taxes	146	53
Accrued compensation and benefits	118	129
Current portion of long-term debt	9	―
Customer deposits	73	75
Other	142	149
Total current liabilities	872	1,089
Long-term debt	2,498	1,906
Deferred credits and other liabilities:
Customer advances for construction	102	102
Pension obligation, net of plan assets	666	633
Deferred income taxes	1,267	1,212
Deferred investment tax credits	14	16
Regulatory liabilities arising from removal obligations	1,160	1,167
Asset retirement obligations	1,281	1,255
Deferred credits and other	284	300
Total deferred credits and other liabilities	4,774	4,685

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	2,195	1,911
Accumulated other comprehensive income (loss)	(18)	(18)
Total shareholders' equity	3,065	2,781
Total liabilities and shareholders' equity	$11,209	$10,461
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2015	2014
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	226	212
Deferred income taxes and investment tax credits	76	59
Other	(15)	(2)
Net change in other working capital components	(58)	61
Changes in other assets	(30)	(27)
Changes in other liabilities	(1)	1
Net cash provided by operating activities	483	463

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(603)	(500)
Increase in loans to affiliates, net	(279)	―
Net cash used in investing activities	(882)	(500)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of long-term debt	599	248
Repayment of long-term debt	―	(250)
(Decrease) increase in short-term debt, net	(50)	31
Other	(3)	(2)
Net cash provided by financing activities	545	26

Increase (decrease) in cash and cash equivalents	146	(11)
Cash and cash equivalents, January 1	85	27
Cash and cash equivalents, June 30	$231	$16

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$36	$32
Income tax payments, net	14	19

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Accrued capital expenditures	$143	$102
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

IMPACT OF SEASONALIZATION AT SEMPRA ENERGY AND SOUTHERN CALIFORNIA GAS COMPANY

In the first quarter of 2015, Southern California Gas Company (SoCalGas) adopted a California Public Utilities Commission (CPUC) decision in the Triennial Cost Allocation Proceeding (TCAP) requiring SoCalGas to recognize annual authorized revenue for core natural gas customers using seasonal factors established in the TCAP, instead of recognizing such revenue ratably over the year as was previously required. This “seasonalization” resulted in $72 million lower operating revenues and $48 million lower earnings for both Sempra Energy and SoCalGas for the three months ended June 30, 2015 compared to the same period in 2014, and $91 million higher operating revenues and $65 million higher earnings for both Sempra Energy and SoCalGas for the first six months of 2015 compared to the same period in 2014. While this seasonalization will cause variability in comparable revenue and earnings from quarter to quarter within the year, it will not impact full-year 2015 results nor have any impact on cash flow. Accordingly, substantially all of SoCalGas’ annual earnings will be recognized in the first and fourth quarters of the year. We discuss the CPUC decision further in Note 10.

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

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2015 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.

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

Regulated Operations

Sempra South American Utilities has controlling interests in two electric distribution utilities in South America, Chilquinta Energía S.A. (Chilquinta Energía) in Chile and Luz del Sur S.A.A. (Luz del Sur) in Peru. Sempra Natural Gas owns Mobile Gas Service Corporation (Mobile Gas) in southwest Alabama and Willmut Gas Company (Willmut Gas) in Mississippi, and Sempra Mexico owns Ecogas México, S. de R.L. de C.V. (Ecogas) in northern Mexico, all natural gas distribution utilities. The California Utilities, Sempra Natural Gas’ Mobile Gas and Willmut Gas, and Sempra Mexico’s Ecogas prepare their financial statements in accordance with U.S. GAAP provisions governing regulated operations, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

We will adopt ASU 2015-03 for our annual reporting period ending December 31, 2015.  The adoption will not affect our results of operations or cash flows. Deferred debt issuance costs that are the subject of ASU 2015-03 are included in Sundry on the Sempra Energy, SDG&E and SoCalGas Condensed Consolidated Balance Sheets and total $88 million, $34 million, and $18 million at June 30, 2015, respectively, and $84 million, $33 million, and $15 million at December 31, 2014, respectively.

NOTE 3. ACQUISITION AND DIVESTITURE ACTIVITY

SEMPRA RENEWABLES

In March 2014, Sempra Renewables formed a joint venture with Consolidated Edison Development (Con Edison Development), a non-related party, by selling a 50-percent interest in its 250-megawatt (MW) Copper Mountain Solar 3 solar power facility for $66 million in cash, net of $2 million cash sold. Sempra Renewables recognized a pretax gain on the sale of $27 million ($16 million after-tax), included in Gain on Sale of Equity Interest and Assets on our Condensed Consolidated Statement of Operations for the six months ended June 30, 2014. Our remaining 50-percent interest in Copper Mountain Solar 3 is accounted for under the equity method. Based on the nature of the underlying assets, this investment is considered in-substance real estate. Therefore, in accordance with applicable U.S. GAAP, the Copper Mountain Solar 3 equity method investment was measured at historical cost and no portion of the gain was attributable to a remeasurement of the retained investment to fair value.

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

In May 2014, Sempra Renewables invested $109 million (and an additional $12 million in November 2014, as adjusted for financial position at closing) to become a 50-percent partner with Con Edison Development in four fully operating solar facilities in California. We discuss our investment in the California solar partnership further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

In March 2015, Sempra Renewables acquired a 100-percent interest in the Black Oak Getty Wind project, a 78-MW wind farm under development in Stearns County, Minnesota. The wind farm has a 20-year power purchase agreement with Minnesota Municipal Power Agency. The total acquisition cost for the project is $8 million, a portion of which was paid in the first quarter of 2015.

SEMPRA NATURAL GAS

Mesquite Power Sale

In April 2015, Sempra Natural Gas sold the remaining 625-MW block of the Mesquite Power plant, together with a related power sales contract, for net cash proceeds of $347 million. We recognized a pretax gain on the sale of $61 million ($36 million after-tax), included in Gain on Sale of Equity Interest and Assets on our Condensed Consolidated Statement of Operations. The asset was classified as held for sale at December 31, 2014.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning our equity method investments in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA RENEWABLES

In addition to Sempra Renewables’ investment in the California solar partnership discussed in Note 3 above, during the six months ended June 30, 2015 and 2014, Sempra Renewables invested cash of $18 million and $45 million, respectively, in its other joint ventures.

SEMPRA NATURAL GAS

During the six months ended June 30, 2015, Sempra Natural Gas invested $3 million of cash in its joint venture, Cameron LNG Holdings, LLC (Cameron LNG Holdings or Cameron LNG JV), accrued $7 million for a project capital call due and subsequently paid in July 2015, and capitalized $24 million of interest related to this equity method investment that has not commenced planned principal operations.

In April 2015, Sempra Natural Gas invested $113 million of cash in its equity method investment, Rockies Express Pipeline LLC, a partnership that operates the Rockies Express pipeline, to repay project debt that matured in early 2015.

NOTE 5. OTHER FINANCIAL DATA

INVENTORIES

The components of inventories by segment are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		Liquefied natural gas				Materials and supplies		Total
	June 30, 2015	December 31, 2014	June 30, 2015		December 31, 2014		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
SDG&E	$3	$8	$	―	$	―	$64	$65	$67	$73
SoCalGas	29	155		―		―	28	26	57	181
Sempra South American
Utilities	―	―		―		―	35	33	35	33
Sempra Mexico	―	―		10		9	9	9	19	18
Sempra Renewables	―	―		―		―	2	2	2	2
Sempra Natural Gas	81	83		4		5	1	1	86	89
Sempra Energy
Consolidated	$113	$246		$14		$14	$139	$136	$266	$396

Temporary LIFO Liquidation

SoCalGas values natural gas inventory by the last-in first-out (LIFO) method. As inventories are sold, differences between the LIFO valuation and the estimated replacement cost are reflected in customer rates. Temporary LIFO liquidation represents the difference between the carrying value of natural gas inventory withdrawn during the period for delivery to customers and the projected cost of the replacement of that inventory during summer months. For interim periods, these differences result in an asset or liability, which at June 30, 2015 is an asset recorded in Temporary LIFO Liquidation on SoCalGas’ Condensed Consolidated Balance Sheet and Other Current Assets on Sempra Energy’s Condensed Consolidated Balance Sheet.

GOODWILL

We discuss goodwill in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The decrease in goodwill from $931 million at December 31, 2014 to $885 million at June 30, 2015 is due to foreign currency translation at Sempra South American Utilities. We record the offset of this fluctuation in Other Comprehensive Income (Loss).

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

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary. SDG&E has no OMEC LLC voting rights, holds no equity in OMEC LLC and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Accordingly, SDG&E and Sempra Energy have consolidated Otay Mesa VIE. Otay Mesa VIE’s equity of $61 million at June 30, 2015 and $60 million at December 31, 2014 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $320 million at June 30, 2015, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC’s property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The captions in the table below generally correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Operating expenses
Cost of electric fuel and purchased power		$(21)		$(22)		$(39)		$(40)
Operation and maintenance		6		5		10		10
Depreciation		6		7		12		14
Total operating expenses		(9)		(10)		(17)		(16)
Operating income		9		10		17		16
Interest expense		(5)		(4)		(9)		(8)
Income before income taxes/Net income		4		6		8		8
Earnings attributable to noncontrolling interest		(4)		(6)		(8)		(8)
Earnings attributable to common shares	$	―	$	―	$	―	$	―

We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Natural Gas

Cameron LNG JV

Sempra Energy’s equity-method investment in Cameron LNG JV is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary because we do not have the power to direct the most significant activities of Cameron LNG JV. We will continue to evaluate Cameron LNG JV for any changes that may impact our determination of the primary beneficiary. The carrying value of our investment in Cameron LNG JV was $1,043 million and $1,007 million at June 30, 2015 and December 31, 2014, respectively. Our maximum exposure to loss includes the carrying value of our investment and the guarantees discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Variable Interest Entities

SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary at June 30, 2015. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other operating units also enter into arrangements which could include variable interests. We evaluate these arrangements and applicable entities based upon the qualitative and quantitative analyses described above. Certain of these entities are service companies that are VIEs. As the primary beneficiary of these service companies, we consolidate them; however, their financial statements are not material to the financial statements of Sempra Energy. In all other cases, we have determined that these contracts are not variable interests in a VIE and therefore are not subject to the U.S. GAAP requirements concerning the consolidation of VIEs.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2015	2014	2015	2014
Service cost	$29	$26	$7	$6
Interest cost	39	41	11	12
Expected return on assets	(44)	(43)	(17)	(16)
Amortization of:
Prior service cost (credit)	2	3	―	(1)
Actuarial loss	11	5	―	―
Settlement	―	6	―	―
Regulatory adjustment	(30)	―	―	―
Total net periodic benefit cost	$7	$38	$1	$1

	Six months ended June 30,
	2015	2014	2015	2014
Service cost	$59	$52	$14	$12
Interest cost	78	82	23	24
Expected return on assets	(88)	(86)	(34)	(32)
Amortization of:
Prior service cost (credit)	5	5	(1)	(2)
Actuarial loss	19	10	―	―
Settlements	―	9	―	―
Regulatory adjustment	(59)	(24)	―	―
Total net periodic benefit cost	$14	$48	$2	$2

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2015	2014	2015		2014
Service cost	$8	$7		$2		$1
Interest cost	10	11		2		2
Expected return on assets	(13)	(14)		(3)		(3)
Amortization of:
Prior service cost	1	1		1		1
Actuarial loss	2	1		―		―
Settlements	―	2		―		―
Regulatory adjustment	(7)	6		(2)		(1)
Total net periodic benefit cost	$1	$14	$	―	$	―

	Six months ended June 30,
	2015	2014	2015		2014
Service cost	$16	$15		$4		$3
Interest cost	20	22		4		4
Expected return on assets	(27)	(28)		(6)		(6)
Amortization of:
Prior service cost	1	1		2		2
Actuarial loss	4	2		―		―
Settlements	―	2		―		―
Regulatory adjustment	(12)	1		(4)		(3)
Total net periodic benefit cost	$2	$15	$	―	$	―

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2015	2014	2015		2014
Service cost	$19	$16		$5		$4
Interest cost	24	26		9		10
Expected return on assets	(27)	(26)		(14)		(13)
Amortization of:
Prior service cost (credit)	2	2		(2)		(2)
Actuarial loss	6	2		―		―
Regulatory adjustment	(23)	(6)		2		1
Total net periodic benefit cost	$1	$14	$	―	$	―

	Six months ended June 30,
	2015	2014	2015		2014
Service cost	$38	$32		$10		$8
Interest cost	49	51		18		19
Expected return on assets	(54)	(52)		(28)		(26)
Amortization of:
Prior service cost (credit)	4	4		(4)		(4)
Actuarial loss	11	4		―		―
Regulatory adjustment	(47)	(25)		4		3
Total net periodic benefit cost	$1	$14	$	―	$	―

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2015:

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2015:
Pension plans	$17	$2	$1
Other postretirement benefit plans	1	―	―
Total expected contributions in 2015:
Pension plans	$36	$3	$7
Other postretirement benefit plans	11	8	―

RABBI TRUST

In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $483 million and $512 million at June 30, 2015 and December 31, 2014, respectively.

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and six months ended June 30, 2015 and 2014. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Earnings/Income attributable to common shares	$295	$269	$732	$516

Denominator:
Weighted-average common shares
outstanding for basic EPS(1)	248,108	245,688	247,916	245,484
Dilutive effect of stock options, restricted
stock awards and restricted stock units	3,383	4,373	3,348	4,332
Weighted-average common shares
outstanding for diluted EPS	251,491	250,061	251,264	249,816

Earnings per share:
Basic	$1.19	$1.10	$2.95	$2.10
Diluted	1.17	1.08	2.91	2.07
(1)
Includes fully vested restricted stock units of 501 and 476 held in our Deferred Compensation Plan for the three months and six months ended June 30, 2015, respectively, and 221 and 202 for the three months and six months ended June 30, 2014, respectively. These fully vested restricted stock units are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation of dilutive common stock equivalents excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had no such antidilutive stock options outstanding for the three months or six months ended June 30, 2015 or 2014. For the three months and six months ended June 30, 2015 and 2014, we had no stock options outstanding that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Proceeds equal to the unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls recognized are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units. There were no antidilutive RSAs and 4,715 antidilutive RSUs from the application of unearned compensation in the treasury stock method for the three months and six months ended June 30, 2015. There were no such antidilutive RSAs or RSUs for the three months or six months ended June 30, 2014.

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

Our RSAs, which are solely service-based, and those RSUs that are service-based or issued in connection with certain other performance goals represent the right to receive up to 1.0 share if the service requirements or certain other vesting conditions are met. These RSAs and RSUs have the same dividend equivalent rights as the performance-based RSUs described above. We include RSAs and these RSUs in potential dilutive shares at 100 percent, subject to the application of the treasury stock method. We include our TSR RSUs and EPS RSUs in potential dilutive shares at zero to up to 200 percent to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both Sempra Energy stock and the comparative indices, dilutive TSR RSU shares may vary widely from period-to-period. If it were assumed that performance goals for all performance-based RSUs were met at maximum levels and if the treasury stock method were not applied to any of our RSAs or RSUs, the incremental potential dilutive shares would be 1,370,460 and 1,424,855 for the three months and six months ended June 30, 2015, respectively, and 1,137,593 and 1,206,873 for the three months and six months ended June 30, 2014, respectively.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $7 million for each of the three-month periods ended June 30, 2015 and 2014, and $15 million and $14 million for the six-month periods ended June 30, 2015 and 2014, respectively. Pursuant to our Sempra Energy share-based compensation plans, Sempra Energy’s compensation committee granted 301,319 TSR RSUs, 76,675 EPS RSUs and 133,159 RSUs issued either as service-based awards or in connection with certain other performance goals during the six months ended June 30, 2015, primarily in January.

During the six months ended June 30, 2015, IEnova issued 148,781 RSUs from the IEnova 2013 Long-Term Incentive Plan, under which awards are cash settled at vesting based on the price of IEnova common stock.

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

Sempra International’s and Sempra U.S. Gas & Power’s businesses capitalize interest costs incurred to finance capital projects and interest on equity method investments that have not commenced planned principal operations. The California Utilities also capitalize certain interest costs.

The following table shows capitalized financing costs for the three months and six months ended June 30, 2015 and 2014.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sempra Energy Consolidated:
AFUDC related to debt	$7	$4	$13	$10
AFUDC related to equity	31	24	58	49
Other capitalized financing costs	17	8	34	16
Total Sempra Energy Consolidated	$55	$36	$105	$75
SDG&E:
AFUDC related to debt	$4	$3	$7	$7
AFUDC related to equity	10	7	18	18
Total SDG&E	$14	$10	$25	$25
SoCalGas:
AFUDC related to debt	$3	$1	$6	$3
AFUDC related to equity	10	6	19	11
Total SoCalGas	$13	$7	$25	$14

COMPREHENSIVE INCOME

The following tables present the changes in Accumulated Other Comprehensive Income (Loss) (AOCI) by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to noncontrolling interests:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
		Pension and other
		postretirement benefits
	Foreign					Total
	currency	Unamortized	Unamortized			accumulated other
	translation	net actuarial	prior service		Financial	comprehensive
	adjustments	gain (loss)	cost		instruments	income (loss)
	Three months ended June 30, 2015 and 2014
2015:
Balance as of March 31, 2015	$(384)	$(82)		$(2)	$(145)	$(613)
Other comprehensive (loss) income before
reclassifications	(43)	―		―	57	14
Amounts reclassified from accumulated other
comprehensive income	―	1		―	2	3
Net other comprehensive (loss) income	(43)	1		―	59	17
Balance as of June 30, 2015	$(427)	$(81)		$(2)	$(86)	$(596)
2014:
Balance as of March 31, 2014	$(172)	$(70)	$	―	$(31)	$(273)
Other comprehensive income (loss) before
reclassifications	2	―		―	(12)	(10)
Amounts reclassified from accumulated other
comprehensive income	―	5		―	5	10
Net other comprehensive income (loss)	2	5		―	(7)	―
Balance as of June 30, 2014	$(170)	$(65)	$	―	$(38)	$(273)

	Six months ended June 30, 2015 and 2014
2015:
Balance as of December 31, 2014	$(322)	$(83)		$(2)	$(90)	$(497)
Other comprehensive (loss) income before
reclassifications	(105)	―		―	3	(102)
Amounts reclassified from accumulated other
comprehensive income	―	2		―	1	3
Net other comprehensive (loss) income	(105)	2		―	4	(99)
Balance as of June 30, 2015	$(427)	$(81)		$(2)	$(86)	$(596)
2014:
Balance as of December 31, 2013	$(129)	$(73)	$	―	$(26)	$(228)
Other comprehensive loss before
reclassifications	(41)	―		―	(26)	(67)
Amounts reclassified from accumulated other
comprehensive income	―	8		―	14	22
Net other comprehensive (loss) income	(41)	8		―	(12)	(45)
Balance as of June 30, 2014	$(170)	$(65)	$	―	$(38)	$(273)
(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
SAN DIEGO GAS & ELECTRIC COMPANY
(Dollars in millions)
	Pension and other
	postretirement benefits
			Total
	Unamortized	Unamortized	accumulated other
	net actuarial	prior service	comprehensive
	gain (loss)	credit	income (loss)
	Three months ended June 30, 2015 and 2014
2015:
Balance as of March 31, and June 30, 2015	$(13)	$1	$(12)
2014:
Balance as of March 31, 2014	$(10)	$1	$(9)
Amounts reclassified from accumulated other
comprehensive income	1	―	1
Net other comprehensive income	1	―	1
Balance as of June 30, 2014	$(9)	$1	$(8)

	Six months ended June 30, 2015 and 2014
2015:
Balance as of December 31, 2014 and June 30, 2015	$(13)	$1	$(12)
2014:
Balance as of December 31, 2013	$(10)	$1	$(9)
Amounts reclassified from accumulated other
comprehensive income	1	―	1
Net other comprehensive income	1	―	1
Balance as of June 30, 2014	$(9)	$1	$(8)
(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated	Amounts reclassified
other comprehensive income (loss)	from accumulated other				Affected line item on Condensed
components	comprehensive income (loss)				Consolidated Statements of Operations
	Three months ended June 30,
	2015		2014
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments		$3		$6	Interest Expense
Interest rate instruments		3		2	Equity Earnings, Before Income Tax
Total before income tax		6		8
		(1)		(1)	Income Tax Expense
Net of income tax		5		7
		(3)		(2)	Earnings Attributable to Noncontrolling Interests
		$2		$5

Pension and other postretirement benefits:
Amortization of actuarial loss		$2		$8	See note (1) below
		(1)		(3)	Income Tax Expense
Net of income tax		$1		$5

Total reclassifications for the period, net of tax		$3		$10
SDG&E:
Financial instruments:
Interest rate instruments		$3		$2	Interest Expense
		(3)		(2)	Earnings Attributable to Noncontrolling Interest
	$	―	$	―

Pension and other postretirement benefits:
Amortization of actuarial loss	$	―		$2	See note (1) below
		―		(1)	Income Tax Expense
Net of income tax	$	―		$1

Total reclassifications for the period, net of tax	$	―		$1
(1)					Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated	Amount reclassified
other comprehensive income (loss)	from accumulated other				Affected line item on Condensed
components	comprehensive income (loss)				Consolidated Statements of Operations
	Six months ended June 30,
	2015		2014
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments		$9		$9	Interest Expense
Interest rate instruments		―		2	Gain on Sale of Equity Interest and Assets
Interest rate instruments		6		5	Equity Earnings, Before Income Tax
Commodity contracts not subject to					Revenues: Energy-Related
rate recovery		(7)		10	Businesses
Total before income tax		8		26
		―		(7)	Income Tax Expense
Net of income tax		8		19
		(7)		(5)	Earnings Attributable to Noncontrolling Interests
		$1		$14

Pension and other postretirement benefits:
Amortization of actuarial loss		$4		$13	See note (1) below
		(2)		(5)	Income Tax Expense
Net of income tax		$2		$8

Total reclassifications for the period, net of tax		$3		$22
SDG&E:
Financial instruments:
Interest rate instruments		$6		$5	Interest Expense
		(6)		(5)	Earnings Attributable to Noncontrolling Interest
	$	―	$	―

Pension and other postretirement benefits:
Amortization of actuarial loss	$	―		$2	See note (1) below
		―		(1)	Income Tax Expense
Net of income tax	$	―		$1

Total reclassifications for the period, net of tax	$	―		$1
(1)					Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

For the three months and six months ended June 30, 2015 and 2014, Other Comprehensive Income, excluding amounts attributable to noncontrolling interests, at SoCalGas was negligible, and reclassifications out of Accumulated Other Comprehensive Income (Loss) to Net Income were also negligible for SoCalGas.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following tables provide reconciliations of changes in Sempra Energy’s, SDG&E’s and SoCalGas’ shareholders’ equity and noncontrolling interests for the six months ended June 30, 2015 and 2014.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS ― SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Sempra Energy	Non-
	shareholders’	controlling	Total
	equity	interests	equity
Balance at December 31, 2014	$11,326	$774	$12,100
Comprehensive income	634	33	667
Preferred dividends of subsidiary	(1)	―	(1)
Share-based compensation expense	26	―	26
Common stock dividends declared	(347)	―	(347)
Issuance of common stock	59	―	59
Repurchase of common stock	(66)	―	(66)
Tax benefit related to share-based compensation	52	―	52
Equity contributed by noncontrolling interest	―	1	1
Distributions to noncontrolling interests	―	(16)	(16)
Balance at June 30, 2015	$11,683	$792	$12,475
Balance at December 31, 2013	$11,008	$842	$11,850
Comprehensive income	472	39	511
Preferred dividends of subsidiary	(1)	―	(1)
Share-based compensation expense	21	―	21
Common stock dividends declared	(324)	―	(324)
Issuance of common stock	42	―	42
Repurchase of common stock	(37)	―	(37)
Tax benefit related to share-based compensation	13	―	13
Equity contributed by noncontrolling interest	―	1	1
Distributions to noncontrolling interests	―	(25)	(25)
Balance at June 30, 2014	$11,194	$857	$12,051

SHAREHOLDER'S EQUITY AND NONCONTROLLING INTEREST ― SDG&E
(Dollars in millions)
	SDG&E	Non-
	shareholder’s	controlling	Total
	equity	interest	equity
Balance at December 31, 2014	$4,932	$60	$4,992
Comprehensive income	273	9	282
Distributions to noncontrolling interest	―	(8)	(8)
Balance at June 30, 2015	$5,205	$61	$5,266
Balance at December 31, 2013	$4,628	$91	$4,719
Comprehensive income	223	7	230
Distributions to noncontrolling interest	―	(13)	(13)
Balance at June 30, 2014	$4,851	$85	$4,936

SHAREHOLDERS' EQUITY ― SOCALGAS
(Dollars in millions)
SoCalGas
shareholders'
equity
Balance at December 31, 2014	$2,781
Comprehensive income	285
Preferred stock dividends declared	(1)
Balance at June 30, 2015	$3,065
Balance at December 31, 2013	$2,549
Comprehensive income	159
Preferred stock dividends declared	(1)
Balance at June 30, 2014	$2,707

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

Other Noncontrolling Interests

At June 30, 2015 and December 31, 2014, we reported the following noncontrolling ownership interests held by others (not including preferred shareholders) recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by others
	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014
SDG&E:
Otay Mesa VIE	100%	100%	$61	$60
Sempra South American Utilities:
Chilquinta Energía subsidiaries(1)	23.5 – 43.4	23.6 – 43.4	22	23
Luz del Sur	16.4	16.4	171	177
Tecsur	9.8	9.8	3	4
Sempra Mexico:
IEnova, S.A.B. de C.V.	18.9	18.9	476	452
Sempra Natural Gas:
Bay Gas Storage Company, Ltd.	9.1	9.1	24	23
Liberty Gas Storage, LLC	25.0	25.0	14	14
Southern Gas Transmission Company	49.0	49.0	1	1
Total Sempra Energy			$772	$754
(1)	Chilquinta Energía has four subsidiaries with noncontrolling interests held by others. Percentage range reflects the highest and lowest ownership percentages amongst these subsidiaries.

TRANSACTIONS WITH AFFILIATES

Current and noncurrent amounts due from unconsolidated affiliates on the Sempra Energy Condensed Consolidated Balance Sheets are as follows:

DUE FROM UNCONSOLIDATED AFFILIATES(1)
(Dollars in millions)
	June 30, 2015	December 31, 2014
Sempra South American Utilities:
Eletrans S.A.:
4% Note(2)	$61	$41
Sempra Mexico:
Affiliates of joint venture with PEMEX:
Note due November 13, 2017(3)(4)	3	44
Note due November 14, 2018(3)	41	40
Note due November 14, 2018(3)	33	33
Note due November 14, 2018(3)	8	8
Energía Sierra Juárez:
Note due June 15, 2018(5)	23	22
Other(6)	4	38
Total	$173	$226
(1)	Amounts include principal balances plus accumulated interest outstanding.
(2)
U.S. dollar-denominated loan, at a fixed interest rate with no stated maturity date, to provide project financing for the construction of transmission lines at Eletrans S.A., an affiliate of Chilquinta Energía.

(3)	U.S. dollar-denominated loan, at a variable interest rate based on a 30-day LIBOR plus 450 basis points (4.68 percent at June 30, 2015), to finance the Los Ramones Norte pipeline project.
(4)	In May 2015, approximately $41 million was paid with proceeds from project financing at the joint venture.
(5)
U.S. dollar-denominated loan, at a variable interest rate based on a 30-day LIBOR plus 637.5 basis points (6.56 percent at June 30, 2015), to finance the first phase of the Energía Sierra Juárez wind project.

(6)	Amounts represent accounts receivable from various Sempra Renewables and Sempra Mexico joint venture investments.

Service Agreements

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Also, from time-to-time, SDG&E and SoCalGas may loan surplus cash to Sempra Energy at interest rates based on one-month commercial paper rates. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	June 30, 2015		December 31, 2014
SDG&E:
Current:
Due from various affiliates		$1		$1

Due to Sempra Energy		$7		$17
Due to SoCalGas		―		4
		$7		$21

Income taxes due from Sempra Energy(1)		$97		$16
SoCalGas:
Current:
Due from Sempra Energy(2)		$273	$	―
Due from SDG&E		―		4
		$273		$4

Due to Sempra Energy	$	―		$13

Income taxes due (to) from Sempra Energy(1)		$(19)		$9
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from each company having always filed a separate return.

(2)	Net receivable includes a loan to Sempra Energy of $279 million at June 30, 2015 at an interest rate of 0.08 percent.

Revenues from unconsolidated affiliates at SDG&E and SoCalGas are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
SDG&E	$2	$3	$5	$6
SoCalGas	17	16	36	34

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$31	$24	$58	$49
Investment (losses) gains(1)	(2)	15	7	23
(Losses) gains on interest rate and foreign exchange instruments, net	(3)	11	(3)	16
Electrical infrastructure relocation income(2)	4	3	4	3
Regulatory interest, net(3)	1	2	2	3
Foreign currency (losses) gains	(2)	1	(3)	1
Sundry, net	8	(7)	11	(6)
Total	$37	$49	$76	$89
SDG&E:
Allowance for equity funds used during construction	$10	$7	$18	$18
Regulatory interest, net(3)	1	2	2	3
Sundry, net	(2)	(2)	(2)	(1)
Total	$9	$7	$18	$20
SoCalGas:
Allowance for equity funds used during construction	$10	$6	$19	$11
Sundry, net	(1)	(3)	(2)	(4)
Total	$9	$3	$17	$7
(1)
Represents investment (losses) gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2)	Income at Luz del Sur associated with the relocation of electrical infrastructure.
(3)	Interest on regulatory balancing accounts.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
		Effective		Effective
	Income tax	income	Income tax	income
	expense	tax rate	expense	tax rate
	Three months ended June 30,
	2015		2014
Sempra Energy Consolidated	$98	25%	$93	25%
SDG&E	54	29	69	35
SoCalGas	16	18	28	26
	Six months ended June 30,
	2015		2014
Sempra Energy Consolidated	$261	26%	$220	29%
SDG&E	142	34	152	40
SoCalGas	111	28	66	29

Changes in Income Tax Expense and Effective Income Tax Rates

Sempra Energy Consolidated

The increase in income tax expense in the three months ended June 30, 2015 was mainly due to higher pretax income.

The increase in income tax expense in the six months ended June 30, 2015 was mainly due to higher pretax income, offset by a lower effective income tax rate. The lower effective income tax rate was primarily due to:

▪	a $17 million charge in 2014 to reduce certain tax regulatory assets attributed to SDG&E’s investment in the San Onofre Nuclear Generating Station (SONGS) that we discuss in Note 9; and

▪	favorable resolution of prior years’ income tax items in 2015.

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

SDG&E

The decrease in SDG&E’s income tax expense in the three months ended June 30, 2015 was due to lower pretax income and a lower effective income tax rate, which was primarily from the favorable resolution of prior years’ income tax items in 2015.

The decrease in SDG&E’s income tax expense in the six months ended June 30, 2015 was due to a lower effective income tax rate, offset by higher pretax income. The lower effective income tax rate was primarily due to:

▪	a $17 million charge in 2014 to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS that we discuss in Note 9; and

▪	favorable resolution of prior years’ income tax items in 2015.

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

SoCalGas

The decrease in SoCalGas’ income tax expense in the three months ended June 30, 2015 was due to lower pretax income and a lower effective income tax rate. The lower pretax income was primarily due to recognizing core gas authorized revenue during interim periods based on seasonal factors beginning January 1, 2015 in accordance with the TCAP, compared to recognizing such revenue ratably over the year in 2014. We discuss the impact of the TCAP decision further in Note 10. The lower effective income tax rate was primarily due to:

▪	favorable resolution of prior years’ income tax items in 2015;

▪	higher exclusions from taxable income of the equity portion of AFUDC; and

▪	higher favorable impact of deductions for self-developed software expenditures.

The increase in SoCalGas’ income tax expense in the six months ended June 30, 2015 was mainly due to higher pretax income, offset by a lower effective income tax rate. The higher pretax income was primarily due to recognizing core gas authorized revenue during interim periods based on seasonal factors beginning January 1, 2015 in accordance with the TCAP, compared to recognizing such revenue ratably over the year in 2014. We discuss the impact of the TCAP decision further in Note 10. The lower effective income tax rate was primarily due to the favorable resolution of prior years’ income tax items in 2015.

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

NOTE 6. DEBT AND CREDIT FACILITIES

LINES OF CREDIT

At June 30, 2015, Sempra Energy Consolidated had an aggregate of $4.1 billion in three primary committed lines of credit for Sempra Energy, Sempra Global and the California Utilities to provide liquidity and to support commercial paper, the major components of which we detail below. Available unused credit on these lines at June 30, 2015 was approximately $3.5 billion. Some of Sempra Energy’s subsidiaries, primarily our foreign operations, have additional general purpose credit facilities, aggregating $848 million at June 30, 2015. Available unused credit on these lines totaled $576 million at June 30, 2015.

Sempra Energy

Sempra Energy has a $1.067 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2015 and December 31, 2014, Sempra Energy was in compliance with this and all other financial covenants under the credit facility. The facility also provides for issuance of up to $635 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

At June 30, 2015, Sempra Energy had no outstanding borrowings or letters of credit supported by the facility.

Sempra Global

Sempra Global has a $2.189 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 25 lenders. No single lender has greater than a 7-percent share.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2015 and December 31, 2014, Sempra Energy was in compliance with this and all other financial covenants under the credit facility.

At June 30, 2015, Sempra Global had $600 million of commercial paper outstanding supported by the facility.

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

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility’s credit ratings. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2015 and December 31, 2014, the California Utilities were in compliance with this and all other financial covenants under the credit facility.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At June 30, 2015, SDG&E had $40 million of commercial paper outstanding, supported by the facility. SoCalGas had no outstanding borrowings supported by the facility. Available unused credit on the line at June 30, 2015 was $618 million and $658 million at SDG&E and SoCalGas, respectively, subject to the $877 million maximum combined credit limit.

Sempra Mexico

In 2014, IEnova entered into an agreement for a $200 million, U.S. dollar-denominated, three-year corporate revolving credit facility to finance working capital and for general corporate purposes. The lender is Banco Santander, (México), S.A., Institución de Banca Múltiple, Grupo Financiero Santander Mexico. At June 30, 2015, IEnova had $50 million of outstanding borrowings supported by the facility, and available unused credit on the line was $150 million.

Also in 2014, IEnova entered into an agreement for a $100 million, U.S. dollar-denominated, three-year corporate revolving credit facility to finance working capital and for general corporate purposes. The lender is Sumitomo Mitsui Banking Corporation. At June 30, 2015, IEnova had $25 million of outstanding borrowings supported by the facility, and available unused credit on the line was $75 million.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt at Sempra Energy Consolidated were 0.78 percent and 0.70 percent at June 30, 2015 and December 31, 2014, respectively. The weighted average interest rate on total short-term debt at SDG&E was 0.18 percent at June 30, 2015. At December 31, 2014, the weighted average interest rates on total short-term debt at SDG&E and SoCalGas were 0.27 percent and 0.25 percent, respectively.

LONG-TERM DEBT

Sempra Energy

In March 2015, Sempra Energy publicly offered and sold $500 million of 2.40-percent, fixed-rate notes maturing in 2020. Sempra Energy used the proceeds from this offering to repay outstanding commercial paper.

SDG&E

In March 2015, SDG&E publicly offered and sold $140 million of first mortgage bonds maturing in 2017 at a variable rate of three-month LIBOR plus 0.20 percent (0.48 percent at June 30, 2015) and $250 million of 1.914-percent amortizing first mortgage bonds maturing in 2022. SDG&E used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes.

SDG&E will redeem, prior to maturity, certain outstanding long-term debt instruments with a total principal amount of $169 million. Accordingly, the debt is classified as current portion of long-term debt at June 30, 2015 on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. The coupon rate of these instruments ranges from 4.9 percent to 5.5 percent, with maturities from 2021 to 2027. The redemption is anticipated to occur during the third quarter of 2015.

SoCalGas

In June 2015, SoCalGas publicly offered and sold $250 million of 1.55-percent and $350 million of 3.20-percent first mortgage bonds maturing in 2018 and 2025, respectively. SoCalGas used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes.

South American Utilities

In May and June 2015, Luz del Sur borrowed $13 million and $22 million, respectively, under a bank loan facility. The loans accrue interest at 5.18 percent and mature on May 18, 2018 and June 1, 2018, respectively.

Sempra Natural Gas

In June 2015, Sempra Natural Gas reduced its other long-term debt by $79 million through redemption of its investment in industrial development bonds at Mississippi Hub.

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

▪
The California Utilities use energy derivatives, both natural gas and electricity, for the benefit of customers, with the objective of managing price risk and basis risks, and lowering natural gas and electricity costs. These derivatives include fixed price natural gas and electricity positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments, or bilateral physical transactions. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the CPUC. Natural gas and electricity derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

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

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes at June 30, 2015 and December 31, 2014 as follows:

NET ENERGY DERIVATIVE VOLUMES

Segment and Commodity	June 30, 2015	December 31, 2014
California Utilities:
SDG&E:
Natural gas	57 million MMBtu	55 million MMBtu	(1)
Electricity	1 million MWh	―	(2)
Congestion revenue rights	23 million MWh	27 million MWh
SoCalGas - natural gas	―	1 million MMBtu

Energy-Related Businesses:
Sempra Natural Gas - natural gas	29 million MMBtu	29 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

In addition to the amounts noted above, we frequently use commodity derivatives to manage risks associated with the physical locations of contractual obligations and assets, such as natural gas purchases and sales.

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

Interest rate derivatives are utilized by the California Utilities as well as by other Sempra Energy subsidiaries. Although the California Utilities generally recover borrowing costs in rates over time, the use of interest rate derivatives is subject to certain regulatory constraints, and the impact of interest rate derivatives may not be recovered from customers as timely as described above with regard to energy derivatives. Interest rate derivatives are generally accounted for as hedges at the California Utilities, as well as at the rest of Sempra Energy’s subsidiaries. Separately, Otay Mesa VIE has entered into interest rate swap agreements to moderate its exposure to interest rate changes. This activity was designated as a cash flow hedge as of April 1, 2011.

At June 30, 2015 and December 31, 2014, the net notional amounts of our interest rate derivatives, excluding the cross-currency swaps discussed below, were:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2015		December 31, 2014
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$392	2015-2028	$399	2015-2028
Fair value hedges	300	2016	300	2016
SDG&E:
Cash flow hedge(1)	320	2015-2019	325	2015-2019
(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.

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

FINANCIAL STATEMENT PRESENTATION

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, including the amount of cash collateral receivables that were not offset, as the cash collateral is in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2015
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)		$9		$2		$(17)		$(129)
Commodity contracts not subject to rate recovery		1		―		―		―
Derivatives not designated as hedging instruments:
Interest rate and foreign exchange instruments		8		24		(6)		(20)
Commodity contracts not subject to rate recovery		78		24		(76)		(16)
Associated offsetting commodity contracts		(69)		(15)		69		15
Associated offsetting cash collateral		―		―		5		1
Commodity contracts subject to rate recovery		15		75		(37)		(64)
Associated offsetting commodity contracts		(1)		(1)		1		1
Associated offsetting cash collateral		―		―		21		21
Net amounts presented on the balance sheet		41		109		(40)		(191)
Additional cash collateral for commodity contracts
not subject to rate recovery		17		―		―		―
Additional cash collateral for commodity contracts
subject to rate recovery		27		―		―		―
Total(4)		$85		$109		$(40)		$(191)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―		$(15)		$(28)
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery		―		―		(1)		―
Associated offsetting cash collateral		―		―		1		―
Commodity contracts subject to rate recovery		14		75		(37)		(64)
Associated offsetting commodity contracts		(1)		(1)		1		1
Associated offsetting cash collateral		―		―		21		21
Net amounts presented on the balance sheet		13		74		(30)		(70)
Additional cash collateral for commodity contracts
not subject to rate recovery		1		―		―		―
Additional cash collateral for commodity contracts
subject to rate recovery		26		―		―		―
Total(4)		$40		$74		$(30)		$(70)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	$	―	$	―		$(1)	$	―
Associated offsetting cash collateral		―		―		1		―
Commodity contracts subject to rate recovery		1		―		―		―
Net amounts presented on the balance sheet		1		―		―		―
Additional cash collateral for commodity contracts
not subject to rate recovery		2		―		―		―
Additional cash collateral for commodity contracts
subject to rate recovery		1		―		―		―
Total		$4	$	―	$	―	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.
(4)	Normal purchase contracts previously measured at fair value are excluded.

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

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and in Other Comprehensive Income (Loss) (OCI) and Accumulated Other Comprehensive Income (Loss) (AOCI) for the three months and six months ended June 30 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2015	2014	2015	2014
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$2	$2	$4	$5
Interest rate instruments	Other Income, Net	(3)	5	(2)	1
Total(1)		$(1)	$7	$2	$6
(1)
There was no hedge ineffectiveness on these swaps in the three months or six months ended June 30, 2015, respectively, and $7 million and $9 million in the three months and six months ended June 30, 2014, respectively. All other changes in the fair value of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt and are recorded in Other Income, Net.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized			Pretax gain (loss) reclassified from
	in OCI (effective portion)			AOCI into earnings (effective portion)
	Three months ended June 30,			Three months ended June 30,
	2015	2014	Location	2015	2014
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)	$6	$(7)	Interest Expense	$(3)	$(6)
			Equity Earnings,
Interest rate instruments	89	(15)	Before Income Tax	(3)	(2)
Commodity contracts not subject			Revenues: Energy-Related
to rate recovery	1	―	Businesses	―	―
Total(2)	$96	$(22)		$(6)	$(8)
SDG&E:
Interest rate instruments(1)(2)	$ ―	$(3)	Interest Expense	$(3)	$(2)

	Six months ended June 30,			Six months ended June 30,
	2015	2014	Location	2015	2014
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)	$(12)	$(10)	Interest Expense	$(9)	$(9)
			Gain on Sale of Equity Interest
Interest rate instruments	―	(2)	and Assets	―	(2)
			Equity Earnings,
Interest rate instruments	11	(30)	Before Income Tax	(6)	(5)
Commodity contracts not subject			Revenues: Energy-Related
to rate recovery	―	(6)	Businesses	7	(10)
Total(2)	$(1)	$(48)		$(8)	$(26)
SDG&E:
Interest rate instruments(1)(2)	$(5)	$(6)	Interest Expense	$(6)	$(5)
(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.
(2)	There was a negligible amount of ineffectiveness related to these hedges in 2015 and 2014.

For Sempra Energy Consolidated we expect that losses of $22 million, which are net of income tax benefit, that are currently recorded in AOCI (including $13 million in noncontrolling interests, of which $12 million is related to Otay Mesa VIE at SDG&E) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts that are currently outstanding mature.

SoCalGas expects that negligible losses, which are net of income tax benefit, currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows at June 30, 2015 is approximately 14 years and 4 years for Sempra Energy Consolidated and SDG&E, respectively. The maximum term of hedged interest rate variability is 20 years, and is related to debt at Sempra Renewables’ equity method investees.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended June 30,			Six months ended June 30,
	Location	2015	2014		2015	2014
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments	Other Income, Net	$(3)		$4	$(3)		$7
Foreign exchange instruments	Equity Earnings,
	Net of Income Tax	―		―	(1)		(2)
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses	9		4	12		(1)
Commodity contracts not subject	Cost of Natural Gas, Electric Fuel
to rate recovery	and Purchased Power	―		1	―		2
Commodity contracts not subject
to rate recovery	Operation and Maintenance	1		―	1		―
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	(53)		8	(73)		20
Commodity contracts subject
to rate recovery	Cost of Natural Gas	―		(1)	1		1
Total		$(46)		$16	$(63)		$27
SDG&E:
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power	$(53)		$8	$(73)		$20
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance	$1	$	―	$1	$	―
Commodity contracts subject
to rate recovery	Cost of Natural Gas	―		(1)	1		1
Total		$1		$(1)	$2		$1

CONTINGENT FEATURES

For Sempra Energy Consolidated and SDG&E, certain of our derivative instruments contain credit limits which vary depending on our credit ratings. Generally, these provisions, if applicable, may reduce our credit limit if a specified credit rating agency reduces our ratings. In certain cases, if our credit ratings were to fall below investment grade, the counterparty to these derivative liability instruments could request immediate payment or demand immediate and ongoing full collateralization.

For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at June 30, 2015 and December 31, 2014 is $5 million and $9 million, respectively. At June 30, 2015, if the credit ratings of Sempra Energy were reduced below investment grade, $5 million of additional assets could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position was $4 million and $2 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, if the credit ratings of SDG&E were reduced below investment grade, $4 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy Consolidated, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the six months ended June 30, 2015.

Recurring Fair Value Measures

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2015 and December 31, 2014 in the tables below include the following:

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

▪
We enter into commodity contracts and interest rate derivatives primarily as a means to manage price exposures. We may also manage foreign exchange rate exposures using derivatives. We primarily use a market approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs and long-term, fixed-price electricity positions at SDG&E, as we discuss below under “Level 3 Information.” We record commodity derivative contracts that are subject to rate recovery as commodity costs that are offset by regulatory account balances and are recovered in rates.

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

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at June 30, 2015
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$665	$	―	$	―	$	―	$665
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		50		48		―		―	98
Municipal bonds		―		152		―		―	152
Other securities		―		209		―		―	209
Total debt securities		50		409		―		―	459
Total nuclear decommissioning trusts(2)		715		409		―		―	1,124
Interest rate and foreign exchange instruments		―		43		―		―	43
Commodity contracts not subject to rate recovery		6		13		―		17	36
Commodity contracts subject to rate recovery		―		1		87		27	115
Total		$721		$466		$87		$44	$1,318
Liabilities:
Interest rate and foreign exchange instruments	$	―		$172	$	―	$	―	$172
Commodity contracts not subject to rate recovery		4		4		―		(6)	2
Commodity contracts subject to rate recovery		―		54		45		(42)	57
Total		$4		$230		$45		$(48)	$231

	Fair value at December 31, 2014
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$655	$	―	$	―	$	―	$655
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		62		47		―		―	109
Municipal bonds		―		129		―		―	129
Other securities		―		207		―		―	207
Total debt securities		62		383		―		―	445
Total nuclear decommissioning trusts(2)		717		383		―		―	1,100
Interest rate and foreign exchange instruments		―		48		―		―	48
Commodity contracts not subject to rate recovery		28		16		―		(11)	33
Commodity contracts subject to rate recovery		―		1		107		14	122
Total		$745		$448		$107		$3	$1,303
Liabilities:
Interest rate and foreign exchange instruments	$	―		$155	$	―	$	―	$155
Commodity contracts not subject to rate recovery		3		9		―		(4)	8
Commodity contracts subject to rate recovery		―		52		―		(36)	16
Total		$3		$216	$	―		$(40)	$179
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at June 30, 2015
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$665	$	―	$	―	$	―	$665
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		50		48		―		―	98
Municipal bonds		―		152		―		―	152
Other securities		―		209		―		―	209
Total debt securities		50		409		―		―	459
Total nuclear decommissioning trusts(2)		715		409		―		―	1,124
Commodity contracts not subject to rate recovery		―		―		―		1	1
Commodity contracts subject to rate recovery		―		―		87		26	113
Total		$715		$409		$87		$27	$1,238
Liabilities:
Interest rate instruments	$	―		$43	$	―	$	―	$43
Commodity contracts not subject to rate recovery		1		―		―		(1)	―
Commodity contracts subject to rate recovery		―		54		45		(42)	57
Total		$1		$97		$45		$(43)	$100

	Fair value at December 31, 2014
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$655	$	―	$	―	$	―	$655
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		62		47		―		―	109
Municipal bonds		―		129		―		―	129
Other securities		―		207		―		―	207
Total debt securities		62		383		―		―	445
Total nuclear decommissioning trusts(2)		717		383		―		―	1,100
Commodity contracts subject to rate recovery		―		―		107		12	119
Total		$717		$383		$107		$12	$1,219
Liabilities:
Interest rate instruments	$	―		$47	$	―	$	―	$47
Commodity contracts not subject to rate recovery		1		―		―		(1)	―
Commodity contracts subject to rate recovery		―		51		―		(36)	15
Total		$1		$98	$	―		$(37)	$62
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at June 30, 2015
		Level 1		Level 2		Level 3	Netting(1)		Total
Assets:
Commodity contracts not subject to rate recovery	$	―	$	―	$	―	$2		$2
Commodity contracts subject to rate recovery		―		1		―	1		2
Total	$	―		$1	$	―	$3		$4
Liabilities:
Commodity contracts not subject to rate recovery		$1	$	―	$	―	$(1)	$	―
Total		$1	$	―	$	―	$(1)	$	―

	Fair value at December 31, 2014
		Level 1		Level 2		Level 3	Netting(1)		Total
Assets:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$2		$3
Total	$	―		$1	$	―	$2		$3
Liabilities:
Commodity contracts not subject to rate recovery		$2	$	―	$	―	$(2)	$	―
Commodity contracts subject to rate recovery		―		1		―	―		1
Total		$2		$1	$	―	$(2)		$1
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of Congestion Revenue Rights (CRRs) and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended June 30,
	2015	2014
Balance as of April 1	$102		$95
Realized and unrealized (losses) gains	(60)		5
Allocated transmission instruments	1		―
Settlements	(1)		(15)
Balance as of June 30	$42		$85
Change in unrealized gains or losses relating to
instruments still held at June 30	$45	$	―

	Six months ended June 30,
	2015	2014
Balance as of January 1	$107		$99
Realized and unrealized (losses) gains	(54)		6
Allocated transmission instruments	1		1
Settlements	(12)		(21)
Balance as of June 30	$42		$85
Change in unrealized gains or losses relating to
instruments still held at June 30	$46	$	―

SDG&E’s Energy and Fuel Procurement department, in conjunction with SDG&E’s finance group, is responsible for determining the appropriate fair value methodologies used to value and classify CRRs and long-term, fixed-price electricity positions on an ongoing basis. Inputs used to determine the fair value of CRRs and fixed-priced electricity positions are reviewed and compared with market conditions to determine reasonableness. SDG&E expects all costs related to these instruments to be recoverable through customer rates. As such, there is no impact to earnings from changes in the fair value of these instruments.

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

Long-term electricity positions that are valued using significant unobservable data are classified as Level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net electricity positions classified as Level 3 is derived from a discounted cash flow model using market electricity forward price inputs that range from $26.75 per MWh to $63.33 per MWh. A significant increase or decrease in market electricity forward prices would result in a significantly higher or lower fair value, respectively.

Realized gains and losses associated with CRRs and long-term electricity positions are recorded in Cost of Electric Fuel and Purchased Power, which is recoverable in rates, on the Condensed Consolidated Statements of Operations. Unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings.

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments at June 30, 2015 and December 31, 2014:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2015
	Carrying	Fair value
	amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Total long-term debt(1)(2)	$13,569	$	―	$13,772		$725	$14,497
Preferred stock of subsidiary	20		―	23		―	23
SDG&E:
Total long-term debt(2)(3)	$4,747	$	―	$4,772		$320	$5,092
SoCalGas:
Total long-term debt(4)	$2,512	$	―	$2,608	$	―	$2,608
Preferred stock	22		―	24		―	24

	December 31, 2014
	Carrying	Fair value
	amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Total long-term debt(1)(2)	$12,347	$	―	$12,782		$917	$13,699
Preferred stock of subsidiary	20		―	23		―	23
SDG&E:
Total long-term debt(2)(3)	$4,461	$	―	$4,563		$425	$4,988
SoCalGas:
Total long-term debt(4)	$1,913	$	―	$2,124	$	―	$2,124
Preferred stock	22		―	25		―	25
(1)
Before reductions for unamortized discount (net of premium) of $21 million at both June 30, 2015 and December 31, 2014, and excluding build-to-suit and capital leases of $351 million and $310 million at June 30, 2015 and December 31, 2014, respectively. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(2)	Level 3 instruments include $320 million and $325 million at June 30, 2015 and December 31, 2014, respectively, related to Otay Mesa VIE.
(3)
Before reductions for unamortized discount of $10 million and $11 million at June 30, 2015 and December 31, 2014, respectively, and excluding capital leases of $231 million and $234 million at June 30, 2015 and December 31, 2014, respectively.

(4)
Before reductions for unamortized discount of $7 million and $8 million at June 30, 2015 and December 31, 2014, respectively, and excluding capital leases of $2 million and $1 million at June 30, 2015 and December 31, 2014, respectively.

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

In April 2015, a petition for modification (PFM) was filed with the CPUC by Alliance for Nuclear Responsibility (A4NR), an intervenor in the SONGS OII proceeding, asking the CPUC to set aside its decision approving the Amended Settlement Agreement and reopen the SONGS OII proceeding. In June 2015, TURN, a party to the Amended Settlement Agreement, filed a response supporting the A4NR petition. TURN does not question the merits of the Amended Settlement Agreement, but is concerned that certain allegations regarding Edison raised by A4NR have undermined the public’s confidence in the regulatory process. SDG&E has responded that TURN’s concerns regarding public perception do not impact the reasonableness of the Amended Settlement Agreement and are insufficient to overturn it. SDG&E is unable to determine what actions the CPUC will take, if any, in response to the PFM.

We discuss the terms of the Amended Settlement Agreement in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

Accounting and Financial Impacts

Through June 30, 2015, the cumulative after-tax loss from plant closure recorded by Sempra Energy and SDG&E is $127 million, including a reduction in the after-tax loss of $13 million recorded in the first quarter of 2015 based on the CPUC’s approval in March 2015 of SDG&E’s compliance filing and establishment of the SONGS settlement revenue requirement.

In the second quarter of 2013, based on an initial assessment of the financial impact of the outcome of the SONGS OII proceeding, SDG&E reported an after-tax loss from plant closure of $119 million. In the first quarter of 2014, after entering into the Settlement Agreement, SDG&E recorded a $9 million increase in the after-tax loss. In the fourth quarter of 2014, based on the compliance filing regarding SDG&E’s annual revenue requirement and the timing of refunds to ratepayers, SDG&E recorded a $12 million increase to the after-tax loss.

The regulatory asset for the expected recovery of SONGS costs, consistent with the Amended Settlement Agreement, is $284 million ($41 million current and $243 million long-term) at June 30, 2015 and is recorded on the Condensed Consolidated Balance Sheets in Other Current Assets and Regulatory Assets Noncurrent, respectively, at Sempra Energy, and in Regulatory Assets Current and Other Regulatory Assets Noncurrent, respectively, at SDG&E.

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

In accordance with state and federal requirements and regulations, SDG&E has assets held in trusts, referred to as the Nuclear Decommissioning Trusts (NDT), to fund decommissioning costs for SONGS Units 1, 2 and 3. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work will be done when Units 2 and 3 are decommissioned. At June 30, 2015, the fair value of SDG&E’s NDT assets was $1.1 billion. Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. In February 2014, SDG&E filed a request with the CPUC for such authorization for costs incurred in 2013. In April 2015, SDG&E withdrew its pending request and filed a new request based on updated decommissioning cost information, seeking authorization to access trust funds for up to $55 million in decommissioning costs incurred in 2013. The CPUC authorized the request in July 2015. SDG&E intends to withdraw $37 million of the authorized amount, $34 million of which will be funded to customers through the ERRA balancing account. Another $3 million of the amount withdrawn will be used to refund regulatory assets and certain costs pursuant to the SONGS OII Settlement Agreement. The remaining $18 million of the CPUC authorization is expected to be withdrawn pending satisfactory clarification by the Internal Revenue Service (IRS) that certain spent fuel costs and other costs are eligible decommissioning costs, payable from qualified nuclear decommissioning trusts. We do not know when such clarification will be provided. SDG&E will continue to use working capital to pay for any SONGS Units 2 and 3 decommissioning costs incurred, and file periodic requests with the CPUC seeking authorization to access funds for reimbursement from the NDT for incurred decommissioning costs.

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

The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		unrealized		unrealized	fair
	Cost	gains		losses	value
At June 30, 2015:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$94	$4	$	―	$98
Municipal bonds(2)	147	6		(1)	152
Other securities(2)	214	4		(9)	209
Total debt securities	455	14		(10)	459
Equity securities	218	450		(3)	665
Cash and cash equivalents	21	―		―	21
Total	$694	$464		$(13)	$1,145
At December 31, 2014:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$103	$6	$	―	$109
Municipal bonds	121	8		―	129
Other securities	206	7		(6)	207
Total debt securities	430	21		(6)	445
Equity securities	215	444		(4)	655
Cash and cash equivalents	30	1		―	31
Total	$675	$466		$(10)	$1,131
(1)	Maturity dates are 2016-2060.
(2)	Maturity dates are 2015-2115.
The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Proceeds from sales(1)	$127	$155	$221	$350
Gross realized gains	4	―	6	4
Gross realized losses	(3)	(1)	(7)	(5)
(1)	Excludes securities that are held to maturity.

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

The California Utilities filed their 2016 General Rate Case (2016 GRC) applications in November 2014. These filings requested revenue requirement increases of $133 million and $256 million for SDG&E and SoCalGas, respectively, over their 2015 revenue requirements. In February 2015, the CPUC issued a scoping memo setting the schedule for the proceeding, including the issuance of a proposed decision by the end of 2015. In March 2015, the California Utilities revised their requests to make various updates and reflect the impact of the Tax Increase Prevention Act signed into law in December 2014. At SoCalGas, this resulted in a reduction of $10 million compared to its original request, or a total revenue requirement in 2016 of $2.342 billion. This is an increase of $246 million or 12 percent over 2015, excluding the impact of the 2015 revenue requirement increase discussed below under “SoCalGas Matters — Increase to CPUC-Authorized Annual Revenue Requirement.” At SDG&E, the March 2015 revised request resulted in a reduction of $6 million compared to its original request, or a total revenue requirement in 2016 of $1.905 billion. This is an increase of $111 million or 6 percent over 2015. This increase includes an adjustment of $16 million to the comparable 2015 estimated revenue requirement since the November 2014 filings.

The ORA served its report and testimony in the 2016 GRC in April 2015. In May 2015, ORA revised its testimony and corrected a number of inconsistencies in its report. The ORA’s revised report recommends an increase of $49 million (2.3 percent over 2015) in 2016 compared to SoCalGas’ request of a $246 million increase. The ORA further recommended increases for SoCalGas of $75 million (3.5 percent) and $78 million (3.5 percent) in 2017 and 2018, respectively. With regard to SDG&E, the ORA recommends a decrease of $84 million (4.7 percent less than 2015) in 2016 compared to SDG&E’s request for a $111 million increase. In 2017 and 2018, the ORA recommends increases for SDG&E of $60 million (3.5 percent) and $62 million (3.5 percent), respectively. In addition, the ORA recommends that SDG&E and SoCalGas continue a four-year rate case cycle (2016-2019), rather than adopt a three-year cycle. Testimony from other intervening parties was served on May 15, 2015 with ten days of public participation hearings from May 12 through June 10, 2015. The California Utilities filed rebuttal testimony to the ORA’s and other intervenors’ testimony in June 2015. Evidentiary hearings before the CPUC began in June and concluded in July 2015.

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

As a result of this decision, SoCalGas recorded an after-tax earnings charge of $5 million in 2014 for costs incurred in prior periods for which SoCalGas was disallowed recovery. After taking the amounts disallowed for recovery into consideration, as of June 30, 2015, SDG&E and SoCalGas have recorded PSEP costs of $5 million and $137 million, respectively, in the CPUC-authorized regulatory account. In regard to requesting recovery from customers for PSEP costs incurred and recorded in accordance with the TCAP decision, SDG&E and SoCalGas are authorized to file an application with the CPUC for recovery of such costs up to the date of the TCAP decision and then annually for costs incurred through the end of each calendar year beginning with the period ending December 31, 2015. SoCalGas and SDG&E currently expect to file such applications no later than the third quarter of the year following and would expect a decision from the CPUC approximately 12 to 18 months following the date of the application (i.e., a decision on the recovery of costs recorded in the PSEP regulatory accounts as of December 31, 2015 would be expected by mid-2017).

In October 2014, SDG&E and SoCalGas filed a petition for modification with the CPUC requesting authority to begin to recover PSEP costs from customers in the year in which the costs are incurred, subject to refund pending the results of a reasonableness review by the CPUC, instead of in a subsequent year. This request is pending at the CPUC.

In December 2014, SDG&E and SoCalGas filed an application with the CPUC for recovery of $0.1 million and $46 million, respectively, in costs recorded in the regulatory account through June 11, 2014. In June 2015, SDG&E and SoCalGas agreed to remove certain projects from the filing and defer their review to future proceedings and, as a result, are now requesting recovery of $0.1 million and $26.8 million, respectively. We expect a decision on this application in the first half of 2016.

In July 2014, the ORA and TURN filed a joint application for rehearing of the CPUC’s June 2014 final decision. The ORA and TURN alleged that the CPUC made a legal error in directing that ratepayers, not shareholders, be responsible for the costs associated with testing or replacing transmission pipelines that were installed between January 1, 1956 and July 1, 1961 for which the California Utilities do not have a record of a pressure test. In November 2014, the CPUC denied the ORA and TURN request for rehearing of the decision adopting the PSEP. In December 2014, ORA and TURN sought rehearing of the CPUC’s decision on rehearing. In late December 2014, SoCalGas and SDG&E filed their opposition to this second application for rehearing, and are continuing to implement PSEP in accordance with the June 2014 CPUC decision. In March 2015, the CPUC issued a decision denying ORA’s and TURN’s second request for rehearing, but keeping the record in the proceeding open to admit additional evidence on the limited issue of pressure testing of pipelines installed between January 1, 1956 and July 1, 1961. As part of this review, the CPUC will allow parties to submit additional evidence relevant to this narrow issue to ensure a complete record, with no additional discovery allowed. The ORA and TURN filed their responses on May 1, 2015. A draft decision is expected in the second half of 2015.

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

In June 2015, SoCalGas filed an application for a GCIM award of $7.25 million for natural gas procured for its core customers during the 12-month period ending March 31, 2015. We expect a CPUC decision in the first half of 2016.

SDG&E MATTERS

SONGS

We discuss regulatory and other matters related to SONGS in Note 9.

Power Procurement and Resource Planning

Cleveland National Forest Transmission Projects

SDG&E filed an application with the CPUC in October 2012 for a permit to construct various transmission line replacement projects in and around the Cleveland National Forest (CNF). The proposed projects will replace and fire-harden five existing transmission lines and six existing distribution lines at an estimated cost of between $400 million and $450 million. As directed by the CPUC, SDG&E filed an amended application in June 2013 to provide notice of certain alternatives proposed by the United States Forest Service (USFS) in connection with SDG&E’s request for a Master Special Use Permit (MSUP). USFS approval of the MSUP will establish land rights and conditions for SDG&E’s continued operation and maintenance of facilities located within the CNF. CPUC approval is not required for the MSUP, even though construction of the projects is subject to review by both the USFS and CPUC. A final environmental impact report (EIR/EIS), developed jointly by the CPUC and USFS, was issued in July 2015. SDG&E currently expects separate USFS and CPUC decisions on the transmission projects in the second half of 2015 and then expects the various phases of this project to be placed in service starting in 2016 and continuing through the end of the project in 2019.

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

South Orange County Reliability Enhancement

SDG&E filed an application with the CPUC in May 2012 requesting a CPCN for the South Orange County Reliability Enhancement project, as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. A draft environmental report was issued in the first quarter of 2015, and SDG&E expects a final CPUC decision on the estimated $350 million to $400 million project in the first half of 2016. As the project is planned in phases, SDG&E currently expects the entire project to be in service in 2020.

Electric Vehicle Charging Program

In April 2014, SDG&E filed a proposal with the CPUC requesting approval of a program under which SDG&E would build and own a total of 5,500 electric vehicle charging stations at an estimated cost of $103 million, of which $59 million is capital. Under the program, SDG&E will provide an hourly Vehicle-to-Grid Integration (VGI) rate that will help incent participants to charge their vehicles during times of the day that benefit the power grid. In June 2015, SDG&E and fifteen other parties filed a settlement agreement proposing a modified program that still allows SDG&E to build and own a total of 5,500 charging stations. The settlement is opposed by certain consumer advocates and other parties. SDG&E expects a CPUC decision in the fourth quarter of 2015.

Distribution Resource Plan

In July 2015, SDG&E filed an application with the CPUC submitting its Distribution Resource Plan. Distributed energy resources (DER) are typically smaller power sources, including advanced renewable and energy storage technologies, that are connected to the distribution grid and located near load centers. The distribution resource plan sets out a planning and investment framework comprised of three basic categories: 1) capital investments that can be potentially deferred or replaced by DER solutions; 2) capital investment needed to accommodate higher DER deployment levels; and 3) traditional distribution investments that cannot be deferred or displaced by DER. SDG&E’s planning framework would be used to determine future capital investment needs, which would then be addressed through its GRC process. The Distribution Resource Plan also proposes a number of demonstration projects and describes potential projects and investment that would support higher DER deployment. SDG&E expects a CPUC decision in the first half of 2016.

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

The CPUC regulatory framework authorizes SoCalGas to recover the actual cost of natural gas procured and delivered to its core customers in rates substantially as incurred. The regulatory framework also permits SoCalGas to recover its cost of operations, including depreciation of its fixed assets, in authorized revenue based on estimated annual natural gas demand forecasts approved in the TCAP, and any difference between actual gas demand and the annual natural gas demand approved in the TCAP is recovered in authorized revenue in the subsequent year. This design, commonly known as “decoupling,” is intended to minimize any impact on SoCalGas’ earnings of changes in the cost of natural gas procured and any variability in customer demand for natural gas. The adoption of applying seasonal factors to authorized annual revenue requirement for interim periods does not change the application of decoupling.

Increase to CPUC-Authorized Annual Revenue Requirement

In July 2011, SoCalGas updated its testimony in the 2012 GRC to reflect the impact of the extension of temporary bonus depreciation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Tax Act). The 2010 Tax Act’s extension of bonus depreciation for U.S. federal income tax purposes for years 2010 through 2012 resulted in significant additional tax depreciation deductions. These additional deductions generated U.S. federal net operating losses (NOLs) and the creation of an NOL-based deferred tax asset. The 2012 GRC decision denied recovery of any return associated with the NOL-based deferred tax asset unless an IRS Private Letter Ruling (PLR) was obtained, at which point SoCalGas would be authorized to file an advice letter seeking an increase to its revenue requirement. In February 2015, the IRS issued a PLR that agreed with SoCalGas’ position that the denial of any return on the NOL-based deferred tax asset was a violation of tax normalization rules.

In March 2015, SoCalGas filed an advice letter to provide the PLR to the CPUC and request an increase to its authorized GRC revenue requirement for 2012 through 2015 to comply with the normalization requirements as interpreted by the IRS in the PLR. In April 2015, the CPUC approved SoCalGas’ advice letter. The approved increases to the pretax annual revenue requirements are $6.4 million for 2012, $6.3 million for 2013, $6.4 million for 2014 and $6.6 million for 2015. The resulting increase to after-tax earnings of an aggregate of $11.3 million for years 2012 through 2014 and $1.4 million and $0.8 million related to the first and second quarters of 2015, respectively, was recorded in the second quarter of 2015, with the remaining 2015 after-tax earnings of $1.8 million resulting from this revenue increase being recognized over the last two quarters of the year.

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

At June 30, 2015, Sempra Energy’s accrued liabilities for material legal proceedings, including associated legal fees and costs of litigation, on a consolidated basis, were $62 million. At June 30, 2015, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $39 million and $15 million, respectively.

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

Numerous parties sued SDG&E and Sempra Energy in San Diego County Superior Court seeking recovery of unspecified amounts of damages, including punitive damages, from the three fires. They asserted various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for property damages resulting from a wildfire ignited by power lines. SDG&E has resolved almost all of these lawsuits. One case remains subject to a damages-only trial, where the value of any compensatory damages resulting from the fires will be determined. Two plaintiffs have filed appeals after judgment in the trial court.

SDG&E’s settled claims and defense costs have exceeded its $1.1 billion of liability insurance coverage for the covered period and the $824 million recovered from third party contractors and Cox. SDG&E has settled all of the approximately 19,000 claims brought by homeowner insurers for damage to insured property relating to the three fires. Under the settlement agreements, SDG&E agreed to pay 57.5 percent of the approximately $1.6 billion paid or reserved for payment by the insurers to their policyholders and received an assignment of the insurers’ claims against other parties potentially responsible for the fires. Through June 30, 2015, SDG&E has expended $494 million in excess of amounts covered by insurance and amounts recovered from third parties to pay for the settlement of wildfire claims and related costs.

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has now resolved almost all of these claims of the approximately 6,500 plaintiffs for a total of approximately $1.3 billion. SDG&E does not expect additional plaintiffs to file lawsuits given the applicable statutes of limitation, but could receive additional settlement demands and damage estimates from the remaining plaintiff until the case is resolved. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the costs incurred to resolve wildfire claims in excess of its liability insurance coverage and the amounts recovered from third parties. Accordingly, although such recovery will require future regulatory approval, at June 30, 2015, Sempra Energy and SDG&E have recorded assets of $373 million in Other Regulatory Assets (long-term) on their Condensed Consolidated Balance Sheets, including $367 million related to CPUC-regulated operations, which represents the amount substantially equal to the aggregate amount it has paid and reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts recovered from third parties.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claim and the likelihood, amount and timing of related recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated at June 30, 2015, the resulting after-tax charge against earnings would have been up to approximately $218 million. Recovery of these costs from customers will require future regulatory actions, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s results of operations and cash flows.

We provide additional information about excess wildfire claims cost recovery and related CPUC actions in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report and discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Sunrise Powerlink Electric Transmission Line

In February 2011, opponents of the Sunrise Powerlink, a 500-kV electric transmission line between the Imperial Valley and the San Diego region that was energized and placed in service in June 2012, filed a lawsuit in Sacramento County Superior Court against the State Water Resources Control Board and SDG&E alleging that the water quality certification issued by the Board under the Federal Clean Water Act violated the California Environmental Quality Act. The Superior Court denied the plaintiffs’ petition in July 2012, and the plaintiffs appealed. On May 19, 2015 the California Court of Appeals affirmed the lower court’s decision and, on June 16, 2015, denied plaintiffs’ request for rehearing. Plaintiffs did not seek review by the California Supreme Court within the prescribed time, so the Court of Appeals decision is final.

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

SoCalGas

SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp. and Pfizer, Inc., are defendants in seven Los Angeles County Superior Court lawsuits filed beginning in April 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs’ exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability. SoCalGas has settled five of the seven lawsuits for an amount that is not significant.

Sempra Mexico

Permit Challenges and Property Disputes

Sempra Mexico has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul LNG terminal near Ensenada, Mexico. Ownership of the adjacent property is not required by any of the environmental or other regulatory permits issued for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility, and filed an action in the Federal Court challenging the permits. In February 2011, based on a complaint by the claimant, the municipality of Ensenada opened an administrative proceeding and sought to temporarily close the terminal based on claims of irregularities in municipal permits issued six years earlier. This attempt was promptly countermanded by Mexican federal and Baja California state authorities. No terminal permits or operations were affected as a result of these proceedings or events and the terminal has continued to operate normally. In the second quarter of 2014, the municipality of Ensenada dismissed the administrative proceeding, this proceeding was appealed and in the second quarter of 2015, the Administrative Court of Baja California confirmed the municipality of Ensenada’s ruling and dismissed the proceeding. Sempra Mexico expects additional Mexican court proceedings and governmental actions regarding the claimant’s assertions as to whether the terminal’s permits should be modified or revoked in any manner.

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

Additionally, several administrative challenges are pending in Mexico before the Mexican environmental protection agency (SEMARNAT) and the Federal Tax and Administrative Courts seeking revocation of the environmental impact authorization (EIA) issued to Energía Costa Azul in 2003. These cases generally allege that the conditions and mitigation measures in the EIA are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines. The Mexican Supreme Court decided to exercise jurisdiction over one such case, and in March 2014, issued a resolution denying the relief sought by the plaintiff on the grounds its action was not timely presented. A similar administrative challenge seeking to revoke the port concession for our marine operations at our Energía Costa Azul LNG terminal was filed with and rejected by the Mexican Communications and Transportation Ministry. In April 2015, the Federal court confirmed the Mexican Communications and Transportation Ministry’s ruling denying the request to revoke the port concession and decided in favor of Energía Costa Azul.

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

Since April 2012, a total of 13 lawsuits have been filed against Mobile Gas in Mobile County Circuit Court alleging that in the first half of 2008 Mobile Gas spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. Six of the lawsuits have been settled. The remaining seven lawsuits, which include more than 1,000 individual plaintiffs, allege nuisance and negligence causes of action, and seek unspecified compensatory and punitive damages. An initial trial involving approximately ten plaintiffs is expected to be scheduled for January 2016.

Other Litigation

Sempra Energy holds a noncontrolling interest in RBS Sempra Commodities LLP (RBS Sempra Commodities), a limited liability partnership in the process of being liquidated. The Royal Bank of Scotland plc (RBS), our partner in the joint venture, was notified by the United Kingdom’s Revenue and Customs Department (HMRC) that it was investigating value-added tax (VAT) refund claims made by various businesses in connection with the purchase and sale of carbon credit allowances. HMRC advised RBS that it had determined that it had grounds to deny such claims by RBS related to transactions by RBS Sempra Energy Europe (RBS SEE), a former indirect subsidiary of RBS Sempra Commodities that was sold to JP Morgan. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. In September 2012, HMRC issued a protective assessment of £86 million for the VAT paid in connection with these transactions. In October 2014, RBS filed a Notice of Appeal of the September 2012 assessment with the First-tier Tribunal. As a condition of the appeal, RBS was required to pay the assessed amount. The payment also stops the accrual of interest that could arise should it ultimately be determined that RBS has a liability for some of the tax. In June 2015, liquidators for three companies that engaged in carbon credit trading via chains that included a company that RBS SEE traded with directly filed a claim in the High Court of Justice against RBS and RBS Sempra Commodities alleging that RBS Sempra Commodities’ and RBS SEE’s participation in transactions involving the sale and purchase of carbon credit transactions resulted in the companies’ incurring VAT liability they were unable to pay. Our remaining balance in RBS Sempra Commodities is accounted for under the equity method. The investment balance of $71 million at June 30, 2015 reflects remaining distributions expected to be received from the partnership as it is liquidated. The timing and amount of distributions may be impacted by these matters. We discuss RBS Sempra Commodities further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first six months of 2015 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $79 million since December 31, 2014, primarily due to fulfillment of payment obligations and changes to forward natural gas prices in the first six months of 2015. Net future payments are expected to decrease by $77 million in 2015, and $2 million thereafter compared to December 31, 2014.

Sempra Natural Gas’ natural gas purchase and transportation commitments have decreased by $227 million since December 31, 2014, primarily due to payments on existing contracts and changes to forward natural gas prices in the first six months of 2015. Net future payments are expected to decrease by $156 million in 2015, $21 million in 2016, $20 million in 2017, $15 million in 2018, and $15 million in 2020 and thereafter compared to December 31, 2014.

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

Sempra Natural Gas’ commitment under the LNG purchase agreement, reflecting changes in forward prices since December 31, 2014 and actual transactions for the first six months of 2015, are expected to decrease by $212 million in 2015, $65 million in 2016, $97 million in 2017, $121 million in 2018, $123 million in 2019, and $997 million thereafter (through contract termination in 2029) compared to December 31, 2014. These amounts are based on forward prices of the index applicable to the contract from 2015 to 2024 and an estimated one percent escalation per year beyond 2024. The LNG commitment amounts above are based on the requirement for Sempra Natural Gas to accept the maximum possible delivery of cargoes under the agreement. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amounts possible due to the customer electing to divert cargoes as allowed by the agreement.

Purchased-Power Contracts

SDG&E’s commitments under purchased-power contracts have decreased by $385 million since December 31, 2014. Net future payments are therefore expected to decrease by $15 million in 2015, increase by $2 million in 2016, decrease by $12 million each year in 2017 and 2018, $18 million in 2019 and $330 million thereafter compared to December 31, 2014.

Operating Leases

Sempra Renewables’ commitments under operating leases have increased by $47 million since December 31, 2014. The increase is primarily due to land leases associated with renewable energy development projects. Net future payments are expected to decrease by $1 million in 2015, and increase by $1 million in 2016, $2 million each year in 2017 through 2019 and $41 million thereafter compared to December 31, 2014.

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

Construction and Development Projects

In the first six months of 2015, significant net decreases to contractual commitments at SDG&E were $64 million primarily due to fulfillment of payment obligations, partially offset by an increase in commitments. Net future payments under these contractual commitments are expected to decrease by $125 million in 2015, increase by $35 million in 2016, decrease by $5 million in 2017, and increase by $2 million in 2018, $25 million in 2019 and $4 million thereafter compared to December 31, 2014.

In the first six months of 2015, significant net decreases to contractual commitments at SoCalGas were $108 million primarily due to payments on existing contracts, partially offset by an increase in commitments in the first six months of 2015. Net future payments under these contractual commitments are expected to decrease by $127 million in 2015, and increase by $12 million in 2016 and $7 million in 2017, compared to December 31, 2014.

In the first six months of 2015, significant increases to contractual commitments at Sempra Mexico were $99 million, primarily related to pipeline projects. Net future payments under these contractual commitments are expected to increase by $42 million in 2015, $56 million in 2016, and $1 million thereafter compared to December 31, 2014.

In the first six months of 2015, significant increases to contractual commitments at Sempra Renewables were $275 million for contracts related to the construction of renewable energy projects. The future payments under these contractual commitments are expected to be $41 million in 2015 and $234 million in 2016.

In the first six months of 2015, significant increases to contractual commitments at Sempra Natural Gas were $38 million, primarily for natural gas transportation projects. The future payments under these contractual commitments are all expected to be made in 2015.

OTHER COMMITMENTS

Sempra Natural Gas’ other commitments have decreased by $31 million since December 31, 2014. The decrease is due to a long-term operations and maintenance agreement that was assumed by the purchaser of the remaining 625-MW block of the Mesquite Power plant. We provide additional information about the agreement in Notes 3 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

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

6.
Sempra Natural Gas develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities, natural gas distribution utilities and a terminal for the import and export of LNG and sale of natural gas, all within the United States. Sempra Natural gas also owned and operated the Mesquite Power plant, a natural gas-fired electric generation asset, the remaining 625-MW block of which was sold in April 2015, as we discuss in Note 3.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,					Six months ended June 30,
	2015		2014			2015		2014
REVENUES
SDG&E	$972	41%		$1,063	40%	$1,938	38%		$2,050	37%
SoCalGas	780	33		917	34	1,828	36		2,002	37
Sempra South American Utilities	389	16		390	15	778	15		768	14
Sempra Mexico	152	6		186	7	315	6		387	7
Sempra Renewables	10	1		9	―	18	1		15	―
Sempra Natural Gas	155	7		236	9	352	7		496	9
Adjustments and eliminations	(1)	―		(2)	―	(1)	―		(2)	―
Intersegment revenues(1)	(90)	(4)		(121)	(5)	(179)	(3)		(243)	(4)
Total	$2,367	100%		$2,678	100%	$5,049	100%		$5,473	100%
INTEREST EXPENSE
SDG&E	$52			$51		$104			$101
SoCalGas	19			16		38			33
Sempra South American Utilities	8			9		13			17
Sempra Mexico	6			4		11			8
Sempra Renewables	1			1		2			1
Sempra Natural Gas	23			33		44			65
All other	65			57		128			115
Intercompany eliminations	(35)			(33)		(67)			(66)
Total	$139			$138		$273			$274
INTEREST INCOME
SoCalGas	$3		$	―		$3		$	―
Sempra South American Utilities	5			3		9			6
Sempra Mexico	2			1		4			1
Sempra Renewables	1			―		1			―
Sempra Natural Gas	25			32		44			63
All other	―			1		―			1
Intercompany eliminations	(26)			(32)		(44)			(62)
Total	$10			$5		$17			$9
DEPRECIATION AND AMORTIZATION
SDG&E	$149	48%		$131	45%	$294	48%		$261	45%
SoCalGas	113	37		107	37	226	37		212	37
Sempra South American Utilities	12	4		13	5	25	4		27	5
Sempra Mexico	17	6		15	5	34	6		31	5
Sempra Renewables	1	―		2	1	3	―		3	1
Sempra Natural Gas	12	4		16	6	24	4		33	6
All other	3	1		4	1	4	1		7	1
Total	$307	100%		$288	100%	$610	100%		$574	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$54			$69		$142			$152
SoCalGas	16			28		111			66
Sempra South American Utilities	18			18		34			33
Sempra Mexico	5			12		13			24
Sempra Renewables	(11)			(13)		(28)			(19)
Sempra Natural Gas	27			3		29			9
All other	(11)			(24)		(40)			(45)
Total	$98			$93		$261			$220

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended June 30,						Six months ended June 30,
	2015			2014			2015		2014
EQUITY EARNINGS (LOSSES)
Earnings recorded before tax:
Sempra Renewables		$10			$9		$12		$11
Sempra Natural Gas		17			14		34		29
Total		$27			$23		$46		$40
Earnings (losses) recorded net of tax:
Sempra South American Utilities	$	―		$	―		$(1)		$(2)
Sempra Mexico		22			9		38		17
Total		$22			$9		$37		$15
EARNINGS (LOSSES)
SDG&E		$126	43%		$123	46%	$273	37%	$222	43%
SoCalGas(2)		70	24		80	30	284	39	158	31
Sempra South American Utilities		45	15		42	15	86	12	77	15
Sempra Mexico		50	17		34	13	97	13	76	15
Sempra Renewables		19	6		18	7	32	4	46	9
Sempra Natural Gas		40	14		4	1	42	6	13	2
All other		(55)	(19)		(32)	(12)	(82)	(11)	(76)	(15)
Total		$295	100%		$269	100%	$732	100%	$516	100%
							Six months ended June 30,
							2015		2014
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E							$600	41%	$543	36%
SoCalGas							603	41	500	33
Sempra South American Utilities							66	5	89	6
Sempra Mexico							120	8	189	13
Sempra Renewables							22	1	122	8
Sempra Natural Gas							28	2	67	4
All other							27	2	3	―
Total							$1,466	100%	$1,513	100%
							June 30, 2015		December 31, 2014
ASSETS
SDG&E							$16,633	42%	$16,296	41%
SoCalGas							11,209	28	10,461	26
Sempra South American Utilities							3,312	8	3,379	9
Sempra Mexico							3,568	9	3,488	9
Sempra Renewables							1,312	3	1,338	3
Sempra Natural Gas							5,535	14	6,436	16
All other							893	2	895	2
Intersegment receivables							(2,456)	(6)	(2,561)	(6)
Total							$40,006	100%	$39,732	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra South American Utilities							$(9)		$(8)
Sempra Mexico							474		434
Sempra Renewables							868		911
Sempra Natural Gas							1,510		1,347
All other							86		164
Total							$2,929		$2,848
(1)
Revenues for reportable segments include intersegment revenues of $3 million, $17 million, $24 million and $46 million for the three months ended June 30, 2015; $5 million, $36 million, $49 million and $89 million for the six months ended June 30, 2015; $2 million, $16 million, $23 million and $80 million for the three months ended June 30, 2014; and $5 million, $34 million, $45 million and $159 million for the six months ended June 30, 2014 for SDG&E, SoCalGas, Sempra Mexico and Sempra Natural Gas, respectively.

(2)			After preferred dividends.

NOTE 13. SUBSEQUENT EVENT

SEMPRA MEXICO

IEnova and Petróleos Mexicanos (or PEMEX, the Mexican state-owned oil company), are 50-50 partners in the joint venture Gasoductos de Chihuahua (GdC). On July 31, 2015, IEnova entered into an agreement to purchase PEMEX’s 50-percent interest for $1.325 billion (excluding the assumption of approximately $170 million of net debt), increasing its interest from 50 percent to 100 percent. GdC develops and operates energy infrastructure in Mexico. The assets involved in the acquisition include three natural gas pipelines, an ethane pipeline, and a liquid petroleum gas pipeline and associated storage terminal. The transaction excludes the Los Ramones Norte pipeline that IEnova will continue to develop under a joint venture with PEMEX at the existing holding company for the project, through which IEnova’s interest in the project will remain at the current 25 percent. The transaction is subject to approval by IEnova shareholders, satisfactory completion of the Mexican anti-trust review and other customary closing conditions and is expected to close in the fourth quarter of 2015.

IEnova currently accounts for its 50-percent interest in GdC as an equity method investment. At closing, GdC will become a wholly owned, consolidated subsidiary of IEnova. We anticipate that we will recognize a noncash gain associated with the remeasurement of our equity interest in GdC upon consummation of the transaction, however, as the transaction is not expected to close until the fourth quarter of 2015, we are unable to estimate the gain at this time.

We expect the acquisition to be funded with a combination of debt and equity issuances at IEnova. Sempra Global has committed to IEnova to provide up to $1.325 billion of interim financing for the transaction. The commitment expires no later than the end of 2015. If IEnova elects to borrow money under this commitment, the loan will have a term of two months at an interest rate of one month LIBOR plus 120 basis points. The term may be extended, triggering a reevaluation of the interest rate. After financing at the IEnova level, we expect the acquisition to be accretive to Sempra Energy’s diluted earnings per share in 2016 and beyond, based on the joint venture’s strong historical performance and the expected benefits of the acquisition. These benefits include an ongoing relationship with PEMEX for joint development of new projects in the future; opportunities for asset optimization and expansion into areas such as the transportation and storage of refined products; and a larger platform and presence in Mexico to participate in energy sector reform.

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

Our earnings increased by $26 million (10%) to $295 million in the three months ended June 30, 2015, while diluted earnings per share increased by $0.09 per share (8%) to $1.17 per share. For the six months ended June 30, 2015, our earnings increased by $216 million (42%) to $732 million, while diluted earnings per share increased by $0.84 per share (41%) to $2.91 per share.

The net increases in our earnings and diluted earnings per share for the three-month period were primarily due to the following increases (decreases), by segment:

SoCalGas

▪
$(48) million lower earnings due to SoCalGas recognizing annual core gas authorized revenue during interim periods based on seasonal factors starting in 2015 due to the adoption of a Triennial Cost Allocation Proceeding (TCAP) decision. Prior to 2015, SoCalGas recognized such revenue ratably over the year. While this “seasonalization” impacts quarterly and quarterly year-to-date comparisons of operating revenues and earnings for both Sempra Energy and SoCalGas, it will not impact full-year results. We discuss the TCAP decision further in Note 10 of the Notes to Condensed Consolidated Financial Statements herein

▪
$13 million of earnings from a California Public Utilities Commission (CPUC)-approved retroactive increase in authorized general rate case (GRC) revenue requirement for years 2012 through 2014 and the first quarter of 2015 due to increased rate base

▪	$6 million higher CPUC base operating margin authorized for 2015

▪	$6 million write-off in 2014 of certain costs incurred that were disallowed for recovery in the final Pipeline Safety Enhancement Plan (PSEP) decision

▪	$6 million from the favorable resolution of a legal settlement in 2015

Sempra Mexico

▪	$17 million higher pipeline earnings, primarily due to the start of operations of the Los Ramones I pipeline and a section of the Sonora pipeline in the fourth quarter of 2014

▪	$(5) million increase in earnings attributable to noncontrolling interests at Infraestructura Energética Nova, S.A.B. de C.V (IEnova)

Sempra Natural Gas

▪	$36 million gain on the April 2015 sale of the remaining 625-megawatt (MW) block of the Mesquite Power plant

Parent and Other

▪
$(1) million investment loss in 2015 compared to $(10) million investment gain in 2014 on dedicated assets in support of our executive retirement and deferred compensation plans, net of the decrease in deferred compensation liability associated with the investments

The net increases in our earnings and diluted earnings per share for the six-month period ended June 30, 2015 were primarily due to the following increases (decreases), by segment:

SDG&E

▪	$33 million higher earnings from CPUC base operations and from electric transmission

▪
$13 million reduction to the loss from plant closure in 2015 based on CPUC approval of a compliance filing related to SDG&E’s authorized recovery of its investment in San Onofre Nuclear Generating Station (SONGS) compared to a $9 million increase to the loss in 2014 as a result of reaching a preliminary settlement agreement on the closure, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein

SoCalGas

▪	$65 million incremental earnings due to SoCalGas recognizing annual core gas authorized revenue during interim periods based on seasonal factors starting in 2015 due to the adoption of a TCAP decision

▪	$16 million higher earnings from CPUC base operating margin authorized for 2015

▪	$11 million of earnings from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 due to increased rate base

▪	$8 million from the gas cost incentive mechanism (GCIM) award approved by the CPUC in February 2015

Sempra South American Utilities

▪	$10 million higher earnings from operations mainly in Peru due to an increase in rates and volumes

Sempra Mexico

▪	$31 million higher pipeline earnings, primarily due to the start of operations of the Los Ramones I pipeline and a section of the Sonora pipeline in the fourth quarter of 2014

▪	$(6) million increase in earnings attributable to noncontrolling interests at IEnova

Sempra Renewables

▪	$(16) million gain in 2014 from the sale of a 50-percent equity interest in Copper Mountain Solar 3

Sempra Natural Gas

▪	$36 million gain on the April 2015 sale of the remaining 625-MW block of the Mesquite Power plant

The following table shows our earnings (losses) by segment, which we discuss below in “Segment Results.”

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
California Utilities:
SDG&E	$126	43%	$123	46%	$273	37%	$222	43%
SoCalGas(1)	70	24	80	30	284	39	158	31
Sempra International:
Sempra South American Utilities	45	15	42	15	86	12	77	15
Sempra Mexico	50	17	34	13	97	13	76	15
Sempra U.S. Gas & Power:
Sempra Renewables	19	6	18	7	32	4	46	9
Sempra Natural Gas	40	14	4	1	42	6	13	2
Parent and other(2)	(55)	(19)	(32)	(12)	(82)	(11)	(76)	(15)
Earnings	$295	100%	$269	100%	$732	100%	$516	100%
(1)		After preferred dividends.
(2)
Includes after-tax interest expense ($39 million and $34 million for the three months ended June 30, 2015 and 2014, respectively, and $77 million and $69 million for the six months ended June 30, 2015 and 2014, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SEGMENT RESULTS

The following section is a discussion of earnings (losses) by Sempra Energy segment, as presented in the table above. Variance amounts are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted.

EARNINGS BY SEGMENT – CALIFORNIA UTILITIES
(Dollars in millions)

SDG&E

Our SDG&E segment recorded earnings of:

▪	$126 million in the three months ended June 30, 2015

▪	$123 million in the three months ended June 30, 2014

▪	$273 million for the first six months of 2015

▪	$222 million for the first six months of 2014

The increase in earnings of $3 million (2%) in the three months ended June 30, 2015 was primarily due to:

▪	$10 million favorable resolution of prior years’ income tax items;

▪	$8 million higher CPUC base operating margin authorized for 2015, net of higher non-refundable operating costs; and

▪	$7 million higher earnings from electric transmission operations primarily due to higher rate base; offset by

▪	$8 million higher earnings in 2014 associated with SDG&E’s annual Federal Energy Regulatory Commission (FERC) formulaic rate adjustment;

▪	$4 million favorable settlement in 2014 associated with a long-term service agreement (LTSA);

▪	$2 million higher generation major maintenance costs; and

▪	$2 million higher litigation expenses.

The increase in earnings of $51 million (23%) in the first six months of 2015 was primarily due to:

▪
$13 million reduction to the loss from plant closure in 2015 based on the CPUC approval of a compliance filing related to SDG&E’s authorized recovery of its investment in SONGS compared to a $9 million increase to the loss in 2014 as a result of reaching a preliminary settlement agreement on the closure;

▪	$21 million higher CPUC base operating margin authorized for 2015, and lower non-refundable operating costs;

▪	$12 million higher earnings from electric transmission operations primarily due to higher rate base; and

▪	$10 million favorable resolution of prior years’ income tax items; offset by

▪	$7 million higher earnings in 2014 associated with SDG&E’s FERC formulaic rate adjustment; and

▪	$3 million favorable settlement in 2014 associated with an LTSA.

SoCalGas

Our SoCalGas segment recorded earnings of:

▪	$70 million in the three months ended June 30, 2015 ($71 million before preferred dividends)

▪	$80 million in the three months ended June 30, 2014 ($81 million before preferred dividends)

▪	$284 million for the first six months of 2015 ($285 million before preferred dividends)

▪	$158 million for the first six months of 2014 ($159 million before preferred dividends)

The decrease in earnings of $10 million (13%) in the three months ended June 30, 2015 was primarily due to:

▪
$48 million lower earnings resulting from the seasonalization of interim period recognition of annual core gas authorized revenue starting in 2015 (after-tax impact is based on SoCalGas’ effective tax rate); offset by

▪
$13 million of earnings from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 and the first quarter of 2015 due to increased rate base, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein;

▪	$7 million due primarily to a lower effective tax rate, as we discuss under “Income Taxes” below, including $3 million favorable resolution of prior years’ income tax items in 2015;

▪	$6 million higher CPUC base operating margin authorized for 2015, and lower non-refundable operating costs;

▪
$6 million write-off in 2014 of certain costs incurred that were disallowed for recovery in the final PSEP decision, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein;

▪	$6 million from the favorable resolution of a legal settlement in 2015, including $2 million of related interest income; and

▪	$4 million increase in allowance for funds used during construction (AFUDC) related to equity.

The increase in earnings of $126 million (80%) in the first six months of 2015 was primarily due to:

▪
$65 million incremental earnings resulting from the seasonalization of interim period recognition of annual core gas authorized revenue starting in 2015 (after-tax impact is based on SoCalGas’ effective tax rate);

▪	$16 million higher CPUC base operating margin authorized for 2015, and lower non-refundable operating costs;

▪	$11 million of earnings from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 due to increased rate base;

▪	$11 million due primarily to a lower effective tax rate, as we discuss under “Income Taxes” below, including $3 million favorable resolution of prior years’ income tax items in 2015;

▪	$8 million from the GCIM award approved by the CPUC in February 2015;

▪	$8 million increase in AFUDC related to equity;

▪	$6 million write-off in 2014 of certain costs incurred that were disallowed for recovery in the final PSEP decision; and

▪	$6 million from the favorable resolution of a legal settlement in 2015, including $2 million of related interest income.

EARNINGS BY SEGMENT – SEMPRA INTERNATIONAL
(Dollars in millions)

Sempra South American Utilities

Our Sempra South American Utilities segment recorded earnings of:

▪	$45 million in the three months ended June 30, 2015

▪	$42 million in the three months ended June 30, 2014

▪	$86 million for the first six months of 2015

▪	$77 million for the first six months of 2014

The increase in earnings of $3 million (7%) in the three months ended June 30, 2015 was primarily due to:

▪	$6 million higher earnings from operations mainly in Peru due to an increase in rates and volumes; offset by

▪	$5 million lower earnings from foreign currency effects.

The increase in earnings of $9 million (12%) in the first six months of 2015 was primarily due to:

▪	$10 million higher earnings from operations mainly in Peru due to an increase in rates and volumes; and

▪	$4 million lower interest expense mainly in Chile related to inflationary effect on local bonds; offset by

▪	$9 million lower earnings from foreign currency effects.

Sempra Mexico

Our Sempra Mexico segment recorded earnings of:

▪	$50 million in the three months ended June 30, 2015

▪	$34 million in the three months ended June 30, 2014

▪	$97 million for the first six months of 2015

▪	$76 million for the first six months of 2014

The increase in earnings of $16 million (47%) in the three months ended June 30, 2015 was primarily due to:

▪	$17 million higher pipeline earnings, primarily due to the start of operations of the Los Ramones I pipeline and a section of the Sonora pipeline in the fourth quarter of 2014; and

▪	$6 million income tax variance primarily due to the effects from foreign currency and inflation; offset by

▪	$5 million increase in earnings attributable to noncontrolling interests at IEnova; and

▪	$3 million unfavorable translation effect primarily on Peso-denominated receivables.

The increase in earnings of $21 million (28%) in the first six months of 2015 was primarily due to:

▪	$31 million higher pipeline earnings, primarily due to the start of operations of the Los Ramones I pipeline and a section of the Sonora pipeline in the fourth quarter of 2014; and

▪	$9 million income tax variance primarily due to the effects from foreign currency and inflation; offset by

▪	$6 million increase in earnings attributable to noncontrolling interests at IEnova;

▪	$5 million lower earnings from LNG marketing operations;

▪	$5 million unfavorable translation effect primarily on Peso-denominated receivables; and

▪	$4 million lower earnings from operations at our Mexicali power plant from lower prices and volumes in 2015.

EARNINGS BY SEGMENT – SEMPRA U.S. GAS & POWER
(Dollars in millions)

Sempra Renewables

Our Sempra Renewables segment recorded earnings of:

▪	$19 million in the three months ended June 30, 2015

▪	$18 million in the three months ended June 30, 2014

▪	$32 million for the first six months of 2015

▪	$46 million for the first six months of 2014

Earnings for the three months ended June 30, 2015 were consistent with earnings for the three months ended June 30, 2014.

The decrease in earnings of $14 million (30%) in the first six months of 2015 was primarily due to a $16 million gain in 2014 from the sale of a 50-percent equity interest in Copper Mountain Solar 3.

Sempra Natural Gas

Our Sempra Natural Gas segment recorded earnings of:

▪	$40 million in the three months ended June 30, 2015

▪	$4 million in the three months ended June 30, 2014

▪	$42 million for the first six months of 2015

▪	$13 million for the first six months of 2014

The increase in earnings of $36 million in the three months ended June 30, 2015 was primarily due to:

▪	$36 million gain on the April 2015 sale of the remaining 625-MW block of the Mesquite Power plant, net of related expenses;

▪	$5 million higher earnings from mark-to-market gains on commodity contracts and lower costs from the Mesquite Power plant due to the sale of the remaining block in April 2015; and

▪	$3 million improved results from midstream activities; offset by

▪	$14 million lower results from LNG marketing operations, including the effect of lower gas prices.

The increase in earnings of $29 million in the first six months of 2015 was primarily due to:

▪	$36 million gain on the April 2015 sale of the remaining 625-MW block of the Mesquite Power plant, net of related expenses;

▪	$6 million higher earnings from the power sales contract associated with the Mesquite Power plant and lower costs at the plant due to the sale of the remaining block in April 2015; and

▪	$5 million improved results from midstream activities; offset by

▪	$20 million lower results from LNG marketing operations, including the effect of lower gas prices; and

▪	$5 million in development expense associated with the potential expansion of our LNG business.

Parent and Other

Losses for Parent and Other were

▪	$55 million in the three months ended June 30, 2015

▪	$32 million in the three months ended June 30, 2014

▪	$82 million for the first six months of 2015

▪	$76 million for the first six months of 2014

The increase in losses of $23 million in the three months ended June 30, 2015 was primarily due to:

▪
$1 million investment loss in 2015 compared to $10 million investment gain in 2014 on dedicated assets in support of our executive retirement and deferred compensation plans, net of the decrease in deferred compensation liability associated with the investments; and

▪	$7 million lower income tax benefits, including $6 million of income tax expense associated with the resolution of prior years’ income tax items in 2015.

The increase in losses of $6 million (8%) in the first six months of 2015 was primarily due to:

▪
$8 million lower investment gains on dedicated assets in support of our executive retirement and deferred compensation plans, net of the decrease in deferred compensation liability associated with the investments; offset by

▪	$4 million higher income tax benefits, including

□	$5 million in net state income tax refunds related to our former commodities-marketing businesses, offset by

□	$6 million of income tax expense associated with the resolution of prior years’ income tax items in 2015.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.

Utilities Revenues

Our utilities revenues include

Natural gas revenues at:

▪	SDG&E

▪	SoCalGas

▪	Sempra Mexico’s Ecogas México, S. de R.L. de C.V. (Ecogas)

▪	Sempra Natural Gas’ Mobile Gas Service Corporation (Mobile Gas) and Willmut Gas Company (Willmut Gas)

Electric revenues at:

▪	SDG&E

▪	Sempra South American Utilities’ Chilquinta Energía S.A. (Chilquinta Energía) and Luz del Sur S.A.A. (Luz del Sur)

Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.

The California Utilities

The current regulatory framework for SoCalGas and SDG&E permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed through to customers in rates substantially as incurred. However, SoCalGas’ gas cost incentive mechanism provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Annual Report, and in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

The regulatory framework also permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered in the next year through rates.

The table below summarizes revenues and cost of sales for our utilities, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Electric revenues:
SDG&E	$874	$948	$1,679	$1,759
Sempra South American Utilities	363	364	726	718
Eliminations and adjustments	(2)	(3)	(4)	(5)
Total	1,235	1,309	2,401	2,472
Natural gas revenues:
SoCalGas	780	917	1,828	2,002
SDG&E	98	115	259	291
Sempra Mexico	19	26	44	59
Sempra Natural Gas	18	20	60	67
Eliminations and adjustments	(17)	(17)	(37)	(36)
Total	898	1,061	2,154	2,383
Total utilities revenues	$2,133	$2,370	$4,555	$4,855
Cost of electric fuel and purchased power:
SDG&E	$251	$329	$479	$595
Sempra South American Utilities	247	242	500	486
Total	$498	$571	$979	$1,081
Cost of natural gas:
SoCalGas	$196	$321	$463	$829
SDG&E	31	51	85	126
Sempra Mexico	11	18	26	40
Sempra Natural Gas	5	7	20	27
Eliminations and adjustments	(4)	(2)	(9)	(7)
Total	$239	$395	$585	$1,015

Sempra Energy Consolidated

Electric Revenues

During the three months ended June 30, 2015, our electric revenues decreased by $74 million (6%) to $1.2 billion primarily due to:

▪	$74 million decrease at SDG&E, which included

□	$78 million lower cost of electric fuel and purchased power, which we discuss below, and

□	$14 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses, offset by

□
$22 million higher revenues from CPUC-authorized 2015 attrition and, starting in 2015, authorized revenues for the recovery of the SONGS regulatory assets pursuant to an amended settlement agreement approved by the CPUC in 2014. The GRC decision for years 2012 through 2015 established a revenue attrition mechanism for the escalation of adopted revenue requirements based on fixed annual factors, and

□	$4 million higher authorized revenues from electric transmission

Our utilities’ cost of electric fuel and purchased power decreased by $73 million (13%) to $498 million in the three months ended June 30, 2015 due to:

▪	$78 million decrease at SDG&E, which we discuss below; offset by

▪	$5 million increase at Sempra South American Utilities driven primarily by higher rates and volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects.

During the six months ended June 30, 2015, our electric revenues decreased by $71 million (3%) to $2.4 billion primarily due to:

▪	$80 million decrease at SDG&E, which included

□	$116 million lower cost of electric fuel and purchased power, which we discuss below, and

□	$15 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses, offset by

□
$43 million higher revenues from CPUC-authorized 2015 attrition and, starting in 2015, authorized revenues for the recovery of the SONGS regulatory assets pursuant to an amended settlement agreement approved by the CPUC in 2014, and

□	$17 million higher authorized revenues from electric transmission, offset by

▪	$8 million increase at Sempra South American Utilities, primarily due to higher rates and volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects.

Our utilities’ cost of electric fuel and purchased power decreased by $102 million (9%) to $979 million in the six months ended June 30, 2015 due to:

▪	$116 million decrease at SDG&E, which we discuss below; offset by

▪	$14 million increase at Sempra South American Utilities driven primarily by higher rates and volumes at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects.

We discuss the changes in electric revenues and the cost of electric fuel and purchased power for SDG&E in more detail below.

Natural Gas Revenues

During the three months ended June 30, 2015, Sempra Energy’s natural gas revenues decreased by $163 million (15%) to $898 million, and the cost of natural gas decreased by $156 million (39%) to $239 million. The decrease in natural gas revenues included

▪	decreases in cost of natural gas sold at SoCalGas and SDG&E, as we discuss below; and

▪	$72 million decrease resulting from the seasonalization of interim period recognition of annual core gas authorized revenue at SoCalGas starting in 2015; offset by

▪	$21 million higher revenues from CPUC-authorized 2015 attrition at the California Utilities;

▪
$21 million increase at SoCalGas from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 and the first quarter of 2015 due to increased rate base; and

▪	$18 million higher recovery of costs at SoCalGas associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

During the first six months of 2015, Sempra Energy’s natural gas revenues decreased by $229 million (10%) to $2.2 billion, and the cost of natural gas decreased by $430 million (42%) to $585 million. The decrease in natural gas revenues included

▪	decreases in cost of natural gas sold at SoCalGas and SDG&E, as we discuss below; offset by

▪	$91 million increase resulting from the seasonalization of interim period recognition of annual core gas authorized revenue at SoCalGas starting in 2015;

▪	$36 million higher revenues from CPUC-authorized 2015 attrition at the California Utilities;

▪	$31 million higher recovery of costs at SoCalGas associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;

▪	$19 million increase at SoCalGas from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 due to increased rate base; and

▪	$14 million GCIM award approved by the CPUC in February 2015 at SoCalGas.

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

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Six months ended June 30, 2015		Six months ended June 30, 2014
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	3,227	$610	3,383	$581
Commercial	3,223	656	3,311	606
Industrial	985	162	986	147
Direct access(1)	1,696	106	1,704	88
Street and highway lighting	41	8	44	7
	9,172	1,542	9,428	1,429
CAISO shared transmission revenue - net(2)		126		115
Other revenues		101		81
Balancing accounts		(90)		134
Total(3)		$1,679		$1,759
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

(2)		California Independent System Operator (CAISO).
(3)		Includes sales to affiliates of $4 million in 2015 and $5 million in 2014.

For the three months ended June 30, 2015, SDG&E’s electric revenues decreased by $74 million (8%) to $874 million compared to the corresponding period of 2014 primarily due to:

▪	$78 million decrease in cost of electric fuel and purchased power, including:

□	a decrease in the cost of purchased power due to declining natural gas prices, and

□	lower demand mainly due to cooler weather, and, to a lesser extent, an increase in rooftop solar use, in the second quarter of 2015 compared to the same period in 2014, offset by

□	an increase from the incremental purchase of renewable energy at higher prices; and

▪	$14 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; offset by

▪
$22 million higher revenues from CPUC-authorized 2015 attrition and, starting in 2015, authorized revenues for the recovery of the SONGS regulatory assets pursuant to an amended settlement agreement approved by the CPUC in 2014; and

▪	$4 million higher authorized revenues from electric transmission.

In the first six months of 2015, SDG&E’s electric revenues decreased by $80 million (5%) to $1.7 billion primarily due to:

▪	$116 million decrease in cost of electric fuel and purchased power, including:

□	a decrease in the cost of purchased power due to declining natural gas prices, and

□	lower demand mainly due to cooler weather, and, to a lesser extent, an increase in rooftop solar use, in 2015 compared to the same period in 2014, offset by

□	an increase from the incremental purchase of renewable energy at higher prices; and

▪	$15 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; offset by

▪
$43 million higher revenues from CPUC-authorized 2015 attrition and, starting in 2015, authorized revenues for the recovery of the SONGS regulatory assets pursuant to an amended settlement agreement approved by the CPUC in 2014; and

▪	$17 million higher authorized revenues from electric transmission.

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

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural gas sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
Six months ended June 30, 2015:
Residential	14	$175	―		$2	14	$177
Commercial and industrial	8	53	4		7	12	60
Electric generation plants	―	―	11		―	11	―
	22	$228	15		$9	37	237
Other revenues							21
Balancing accounts							1
Total(1)							$259
Six months ended June 30, 2014:
Residential	15	$188	―	$	―	15	$188
Commercial and industrial	8	61	4		6	12	67
Electric generation plants	―	―	13		1	13	1
	23	$249	17		$7	40	256
Other revenues							22
Balancing accounts							13
Total(1)							$291
(1)		Includes sales to affiliates of $1 million in each of 2015 and 2014.

During the three months ended June 30, 2015, SDG&E’s natural gas revenues decreased by $17 million (15%) to $98 million, while the cost of natural gas sold decreased by $20 million (39%) to $31 million. The decrease in revenues was primarily due to:

▪	lower cost of natural gas sold, as we discuss below; offset by

▪	$4 million increase in revenues from CPUC-authorized 2015 attrition.

SDG&E’s average cost of natural gas for the three months ended June 30, 2015 was $3.56 per thousand cubic feet (Mcf) compared to $5.83 per Mcf for the corresponding period in 2014, a 39-percent decrease of $2.27 per Mcf, resulting in lower revenues and cost of $20 million.

During the six months ended June 30, 2015, SDG&E’s natural gas revenues decreased by $32 million (11%) to $259 million, and the cost of natural gas sold decreased by $41 million (33%) to $85 million. The decrease in revenues was primarily due to:

▪	lower cost of natural gas sold, and lower demand, as we discuss below; offset by

▪	$5 million increase in revenues from CPUC-authorized 2015 attrition; and

▪	$5 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

SDG&E’s average cost of natural gas for the six months ended June 30, 2015 was $3.91 per Mcf compared to $5.50 per Mcf for the corresponding period in 2014, a 29-percent decrease of $1.59 per Mcf, resulting in lower revenues and cost of $35 million. The decrease in the cost of natural gas sold was also due to lower demand for natural gas primarily from a warmer winter in 2015 compared to the same period in 2014, which resulted in lower revenues and cost of $6 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural gas sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Six months ended June 30, 2015:
Residential	102	$1,036	2	$10	104	$1,046
Commercial and industrial	48	324	141	126	189	450
Electric generation plants	―	―	69	16	69	16
Wholesale	―	―	73	13	73	13
	150	$1,360	285	$165	435	1,525
Other revenues						90
Balancing accounts						213
Total(1)						$1,828
Six months ended June 30, 2014:
Residential	109	$1,189	1	$6	110	$1,195
Commercial and industrial	48	411	145	132	193	543
Electric generation plants	―	―	85	20	85	20
Wholesale	―	―	72	13	72	13
	157	$1,600	303	$171	460	1,771
Other revenues						49
Balancing accounts						182
Total(1)						$2,002
(1)		Includes sales to affiliates of $36 million in 2015 and $34 million in 2014.

During the three months ended June 30, 2015, SoCalGas’ natural gas revenues decreased by $137 million (15%) to $780 million, and the cost of natural gas sold decreased by $125 million (39%) to $196 million. The revenue decrease included

▪	the decrease in the cost of natural gas sold, offset by higher sales volumes, as we discuss below; and

▪	$72 million decrease resulting from the seasonalization of interim period recognition of annual core gas authorized revenue starting in 2015; offset by

▪	$21 million increase from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 and the first quarter of 2015 due to increased rate base;

▪	$18 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;

▪	$17 million increase in revenues from CPUC-authorized 2015 attrition; and

▪	$9 million write-off in 2014 of certain costs incurred that were disallowed for recovery in the final PSEP decision.

SoCalGas’ average cost of natural gas for the three months ended June 30, 2015 was $3.08 per Mcf compared to $5.28 per Mcf for the corresponding period in 2014, a 42-percent decrease of $2.20 per Mcf, resulting in lower revenues and cost of $140 million. The decrease in the average cost of natural gas sold was offset by higher sales volumes, which resulted in higher revenues and cost of $15 million. The higher sales volumes were mainly driven by cooler weather in the second quarter of 2015 compared to the same quarter in 2014.

During the six months ended June 30, 2015, SoCalGas’ natural gas revenues decreased by $174 million (9%) to $1.8 billion, and the cost of natural gas sold decreased by $366 million (44%) to $463 million. The revenue decrease included

▪	the decrease in the cost of natural gas sold, as we discuss below; offset by

▪	$91 million increase resulting from the seasonalization of interim period recognition of annual core gas authorized revenue starting in 2015;

▪	$31 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;

▪	$31 million higher revenues from CPUC-authorized 2015 attrition;

▪	$19 million increase from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 due to increased rate base;

▪	$14 million GCIM award approved by the CPUC in February 2015; and

▪	$9 million write-off in 2014 of certain costs incurred that were disallowed for recovery in the final PSEP decision.

For the first six months of 2015, SoCalGas’ average cost of natural gas was $3.09 per Mcf compared to $5.27 per Mcf for the corresponding period in 2014, a 41-percent decrease of $2.18 per Mcf, resulting in lower revenues and cost of $327 million. The decrease in the average cost of natural gas sold was also due to lower demand for natural gas primarily from a warmer winter in 2015 compared to the same period in 2014, which resulted in lower revenues and cost of $39 million.

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

The table below summarizes natural gas and electric revenues for our utilities outside of California for the six-month periods ended June 30, 2015 and 2014:

OTHER UTILITIES
NATURAL GAS AND ELECTRIC REVENUES
(Dollars in millions)
	Six months ended June 30, 2015		Six months ended June 30, 2014
	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Sempra Mexico – Ecogas	13	$44	11	$59
Sempra Natural Gas:
Mobile Gas (including transportation)	24	49	20	52
Willmut Gas	2	11	2	15
Total	39	$104	33	$126

Electric Sales (million kilowatt hours):
Sempra South American Utilities:
Luz del Sur	3,841	$440	3,668	$428
Chilquinta Energía	1,496	266	1,496	265
	5,337	706	5,164	693
Other service revenues		20		25
Total		$726		$718

Energy-Related Businesses: Revenues and Cost of Sales

The table below shows revenues and cost of sales for our energy-related businesses:

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Energy-related businesses revenues:
Sempra South American Utilities	$26	$26	$52	$50
Sempra Mexico	133	160	271	328
Sempra Renewables	10	9	18	15
Sempra Natural Gas	137	216	292	429
Intersegment revenues, adjustments
and eliminations(1)	(72)	(103)	(139)	(204)
Total energy-related businesses revenues	$234	$308	$494	$618
Cost of natural gas, electric fuel
and purchased power(2):
Sempra South American Utilities	$7	$4	$16	$7
Sempra Mexico	45	81	96	164
Sempra Natural Gas	87	143	192	294
Adjustments and eliminations(1)	(66)	(102)	(133)	(201)
Total cost of natural gas, electric fuel
and purchased power	$73	$126	$171	$264
Other cost of sales(2):
Sempra South American Utilities	$18	$19	$29	$33
Sempra Mexico	4	2	9	5
Sempra Natural Gas	23	23	43	46
Adjustments and eliminations(1)	(3)	(2)	(4)	(4)
Total other cost of sales	$42	$42	$77	$80
(1)	Includes eliminations of intercompany activity.
(2)	Excludes depreciation and amortization, which are shown separately on the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2015, revenues from our energy-related businesses decreased by $74 million (24%) to $234 million. The decrease included

▪	$79 million decrease at Sempra Natural Gas mainly from lower natural gas prices, as well as from the deconsolidation of Cameron LNG, LLC as of October 1, 2014; and

▪
$27 million lower revenues at Sempra Mexico primarily due to lower natural gas and power prices and volumes, offset by higher transportation revenues from a section of the Sonora natural gas pipeline that commenced operations in the fourth quarter of 2014; offset by

▪	$31 million primarily from lower intercompany eliminations associated with sales between Sempra Natural Gas and Sempra Mexico.

During the three months ended June 30, 2015, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $53 million (42%) to $73 million primarily due to:

▪	$56 million decrease at Sempra Natural Gas primarily due to lower natural gas costs; and

▪	$36 million decrease at Sempra Mexico primarily due to lower natural gas costs and volumes; offset by

▪	$36 million primarily from lower intercompany eliminations of costs associated with sales between Sempra Natural Gas and Sempra Mexico.

For the first six months of 2015, revenues from our energy-related businesses decreased by $124 million (20%) to $494 million. The decrease included

▪	$137 million decrease at Sempra Natural Gas mainly from lower natural gas prices, as well as from the deconsolidation of Cameron LNG, LLC as of October 1, 2014; and

▪
$57 million lower revenues at Sempra Mexico primarily due to lower natural gas and power prices and volumes, offset by higher transportation revenues from a section of the Sonora natural gas pipeline that commenced operations in the fourth quarter of 2014; offset by

▪	$65 million primarily from lower intercompany eliminations associated with sales between Sempra Natural Gas and Sempra Mexico.

For the first six months of 2015, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $93 million (35%) to $171 million primarily due to:

▪	$102 million decrease at Sempra Natural Gas primarily due to lower natural gas costs; and

▪	$68 million decrease at Sempra Mexico primarily due to lower natural gas costs and volumes; offset by

▪	$68 million from lower intercompany eliminations of costs associated with sales between Sempra Natural Gas and Sempra Mexico.

Operation and Maintenance

Sempra Energy Consolidated

Our operation and maintenance expenses decreased by $16 million (2%) to $713 million in the three months ended June 30, 2015 and decreased by $34 million (2%) but remained at $1.4 billion in the first six months of 2015.

SDG&E

For the three months ended June 30, 2015, SDG&E’s operation and maintenance expenses decreased by $1 million to $255 million primarily due to:

▪	$13 million lower expenses associated with CPUC-authorized refundable programs, for which all costs incurred are fully recovered in revenue (refundable program expenses); offset by

▪	$5 million higher litigation expense; and

▪	$5 million higher non-refundable operating costs, including labor, contract services and administrative and support costs.

In the first six months of 2015, SDG&E’s operation and maintenance expenses decreased by $36 million (7%) to $472 million primarily due to:

▪
$26 million lower non-refundable operating costs, including $12 million lower major maintenance costs at its electric generating facilities, as well as labor, contract services and administrative and support costs; and

▪	$10 million lower expenses associated with CPUC-authorized refundable programs, for which all costs incurred are fully recovered in revenue (refundable program expenses).

SoCalGas

For the three months ended June 30, 2015, SoCalGas’ operation and maintenance expenses increased by $9 million (3%) to $346 million primarily due to:

▪	$18 million higher expenses associated with CPUC-authorized refundable programs for which all costs incurred are fully recovered in revenue (refundable program expenses); offset by

▪	$7 million lower non-refundable operating costs, including labor, contract services and administrative and support costs; and

▪	$2 million lower litigation expense, including $6 million from the favorable resolution of a legal settlement in 2015, offset by $4 million higher other litigation expense.

In the first six months of 2015, SoCalGas’ operation and maintenance expenses increased by $18 million (3%) to $660 million primarily due to:

▪	$31 million higher expenses associated with CPUC-authorized refundable programs for which all costs incurred are fully recovered in revenue (refundable program expenses); offset by

▪	$11 million lower non-refundable operating costs, including labor, contract services and administrative and support costs; and

▪	$2 million lower litigation expense, including $6 million from the favorable resolution of a legal settlement in 2015, offset by $4 million higher other litigation expense.

Plant Closure Adjustment

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

Gain on Sale of Equity Interest and Assets

In the second quarter of 2015, Sempra Natural Gas completed the sale of the remaining 625-MW block of the Mesquite Power plant for net cash proceeds of $347 million, resulting in a pretax gain on sale of the asset of $61 million ($36 million after-tax). In the first quarter of 2014, Sempra Renewables recorded a pretax gain of $27 million ($16 million after-tax) from the sale of a 50-percent equity interest in Copper Mountain Solar 3.

Other Income, Net

Sempra Energy Consolidated

For the three months and six months ended June 30, 2015, other income, net, decreased by $12 million and $13 million, respectively.

The decrease in the three-month period was primarily due to:

▪	$2 million investment losses in 2015 compared to $15 million gains in 2014 on dedicated assets in support of our executive retirement and deferred compensation plans; and

▪	$3 million losses on interest rate and foreign exchange instruments in 2015 compared to $11 million gains in 2014; offset by

▪	$7 million increase in equity-related AFUDC at the California Utilities; and

▪	$6 million income from the sale of other investments.

The decrease in the six-month period was primarily due to:

▪	$16 million lower investment gains on dedicated assets in support of our executive retirement and deferred compensation plans; and

▪	$3 million losses on interest rate and foreign exchange instruments in 2015 compared to $16 million gains in 2014; offset by

▪	$9 million increase in equity-related AFUDC, primarily at SoCalGas; and

▪	$6 million income from the sale of other investments.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
		Effective		Effective
	Income tax	income	Income tax	income
	expense	tax rate	expense	tax rate
	Three months ended June 30,
	2015		2014
Sempra Energy Consolidated	$98	25%	$93	25%
SDG&E	54	29	69	35
SoCalGas	16	18	28	26
	Six months ended June 30,
	2015		2014
Sempra Energy Consolidated	$261	26%	$220	29%
SDG&E	142	34	152	40
SoCalGas	111	28	66	29

Sempra Energy Consolidated

The increase in income tax expense in the three months ended June 30, 2015 was mainly due to higher pretax income.

The increase in income tax expense in the six months ended June 30, 2015 was mainly due to higher pretax income, offset by a lower effective income tax rate. The lower effective income tax rate was primarily due to:

▪
a $17 million charge in 2014 to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS that we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	favorable resolution of prior years’ income tax items in 2015.

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

Due to the extension of bonus depreciation, Sempra Energy generated a U.S. federal net operating loss (NOL) in 2011, 2012, 2013 and 2014. We further discuss the impact of NOLs on Sempra Energy in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E

The decrease in SDG&E’s income tax expense in the three months ended June 30, 2015 was due to lower pretax income and a lower effective income tax rate, which was primarily from the favorable resolution of prior years’ income tax items in 2015.

The decrease in SDG&E’s income tax expense in the six months ended June 30, 2015 was due to a lower effective income tax rate, offset by higher pretax income. The lower effective income tax rate was primarily due to:

▪
a $17 million charge in 2014 to reduce certain tax regulatory assets attributed to SDG&E’s investment in SONGS that we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	favorable resolution of prior years’ income tax items in 2015.

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

SoCalGas

The decrease in SoCalGas’ income tax expense in the three months ended June 30, 2015 was due to lower pretax income and a lower effective income tax rate. The lower pretax income was primarily due to recognizing core gas authorized revenue during interim periods based on seasonal factors beginning January 1, 2015 in accordance with the TCAP, compared to recognizing such revenue ratably over the year in 2014. We discuss the impact of the TCAP decision further in Note 10 of the Notes to Condensed Consolidated Financial Statements herein. The lower effective income tax rate was primarily due to:

▪	favorable resolution of prior years’ income tax items in 2015;

▪	higher exclusions from taxable income of the equity portion of AFUDC; and

▪	higher favorable impact of deductions for self-developed software expenditures.

The increase in SoCalGas’ income tax expense in the six months ended June 30, 2015 was mainly due to higher pretax income, offset by a lower effective income tax rate. The higher pretax income was primarily due to recognizing core gas authorized revenue during interim periods based on seasonal factors beginning January 1, 2015 in accordance with the TCAP, compared to recognizing such revenue ratably over the year in 2014. We discuss the impact of the TCAP decision further in Note 10 of the Notes to Condensed Consolidated Financial Statements herein. The lower effective income tax rate was primarily due to the favorable resolution of prior years’ income tax items in 2015.

SDG&E and SoCalGas both generated a U.S. federal NOL in 2011 and 2012, primarily due to bonus depreciation. We further discuss the impact of NOLs on SDG&E and SoCalGas in “Results of Operations – Changes in Revenues, Costs of Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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

The income tax expense of our South American subsidiaries is similarly impacted by the factors we discuss above. Such impact was not material in either the three months or six months ended June 30, 2015 or 2014.

For Sempra Energy Consolidated, the impacts at Sempra Mexico related to the factors described above are as follows:

MEXICAN CURRENCY IMPACT ON INCOME TAXES AND RELATED ECONOMIC HEDGING ACTIVITY
(Dollars in millions)
	Three months ended June 30,			Six months ended June 30,
	2015	2014		2015	2014
Income tax benefit on currency exchange
rate movement of monetary assets and liabilities	$4	$	―	$8	$	―
Translation of non-U.S. deferred income tax balances	2		―	4		―
Income tax expense on inflation	―		―	―		(1)
Total impact included in Income Tax Benefit (Expense)	6		―	12		(1)
After-tax losses on Mexican peso exchange rate
instruments (included in Other Income, Net)	(1)		―	(1)		―
Net impacts on Sempra Energy Condensed
Consolidated Statements of Operations	$5	$	―	$11		$(1)

Equity Earnings, Net of Income Tax

For the three months and six months ended June 30, 2015, equity earnings, net of income tax, increased by $13 million and $22 million, respectively, primarily due to the start of operations of Los Ramones I, a pipeline project which Sempra Mexico owns through its joint venture with Petróleos Mexicanos (or PEMEX, the Mexican state-owned oil company).

Earnings Attributable to Noncontrolling Interests

Earnings attributable to noncontrolling interests increased by $2 million and $4 million in the three months and six months ended June 30, 2015, respectively. The changes included increases of $5 million and $6 million, respectively, attributable to noncontrolling interests of IEnova.

Earnings

We discuss variations in earnings by segment above in “Segment Results.”

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends. In addition, we may meet our cash requirements through the issuance of securities, distributions from our equity method investments and project financing.

Our lines of credit provide liquidity and support commercial paper. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global (the holding company for our subsidiaries not subject to California utility regulation) and the California Utilities each have five-year revolving credit facilities, expiring in 2017. At Sempra Energy and the California Utilities, the agreements are syndicated broadly among 24 different lenders and at Sempra Global, among 25 different lenders. No single lender has greater than a 7-percent share in any agreement. The table below shows the amount of available funds under these credit facilities at June 30, 2015:

AVAILABLE FUNDS AT JUNE 30, 2015
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$636	$23	$231
Available unused credit(2)	3,493	618	658
(1)	Amounts at Sempra Energy Consolidated include $372 million held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated, as we discuss below.
(2)
Available credit is the total available on Sempra Energy's, Sempra Global's and the California Utilities' credit facilities that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein. Borrowings on the shared line of credit at SDG&E and SoCalGas are limited to $658 million for each utility and a combined total of $877 million. SDG&E's available funds reflect commercial paper outstanding of $40 million supported by the line. Some of Sempra Energy's subsidiaries, primarily our foreign operations, have additional general purpose credit facilities, aggregating $848 million at June 30, 2015. Available unused credit on these lines totaled $576 million at June 30, 2015.

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

In June 2015, SoCalGas issued $250 million of 1.55-percent and $350 million of 3.20-percent first mortgage bonds maturing in 2018 and 2025, respectively. In March 2015, Sempra Energy issued $500 million of 2.40-percent notes maturing in 2020. Also in March 2015, SDG&E issued $140 million of variable rate first mortgage bonds maturing in 2017 and $250 million of 1.914-percent amortizing first mortgage bonds maturing in 2022. In 2014, Sempra Energy and SoCalGas publicly offered and sold debt securities totaling $500 million and $750 million, respectively. Sempra Energy and the California Utilities currently have ready access to the long-term debt markets and are not currently constrained in their ability to borrow at reasonable rates. However, changing economic conditions could affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of completion of large projects at Sempra International and Sempra U.S. Gas & Power. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. If these measures were necessary, they would primarily impact certain of our Sempra International and Sempra U.S. Gas & Power businesses before we would reduce funds necessary for the ongoing needs of our utilities. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

In addition to capital expenditures, changes in publicly traded debt securities and net changes to commercial paper borrowings on the Sempra Global and California Utilities credit facilities, the net increase in Sempra Energy Consolidated cash and cash equivalents at June 30, 2015 compared to December 31, 2014 of $66 million was primarily due to cash flows from operations, partially offset by common dividends paid and a decrease in foreign cash used to repay short-term debt. Proceeds received from Sempra Natural Gas’ sale of the remaining 625-MW block of its Mesquite Power plant were used to pay down commercial paper borrowings.

At June 30, 2015, our cash and cash equivalents held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated are $372 million. As we discuss in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” above, we plan to repatriate a portion of current year earnings from certain of our non-U.S. subsidiaries in Mexico and Peru. Because this potential repatriation would only be from earnings since January 1, 2015, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings from prior years. Therefore, we do not intend to use these cumulative undistributed earnings as a source of funding for U.S. operations.

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

Our short-term debt is primarily used to meet liquidity requirements, fund shareholder dividends, temporarily finance capital expenditures, and fund new business acquisitions or start-ups. Our corporate short-term, unsecured promissory notes, or commercial paper, were our primary sources of short-term debt funding in the first six months of 2015. At our California Utilities, short-term debt is used to meet working capital needs and temporarily finance capital expenditures.

Master Limited Partnership

In June 2015, we announced that our Board of Directors authorized us to pursue the formation and initial public offering of a master limited partnership (MLP) to be called Sempra Partners, LP. Initially, the MLP is expected to own one or more of the following assets: an interest in a U.S. entity with contracts related to deliveries of LNG at the Energía Costa Azul regasification facility; interests in certain of Sempra Energy’s contracted renewable energy projects; or other assets with attributes attractive for inclusion in the MLP. Further, we expect to grant the MLP a right of first offer on certain LNG-related infrastructure projects, including our 50-percent interest in the first three trains of the Cameron natural gas liquefaction terminal and our 100-percent interest in the Cameron Interstate Pipeline, as well as our interests in certain contracted wind and solar projects. We expect the MLP to file a registration statement with the Securities and Exchange Commission in the second half of 2015. The anticipated offering would be subject to the final approval of our Board of Directors and market conditions. There can be no assurance as to the timing or consummation of any MLP transaction. Our announcement of this plan did not, and this disclosure does not, constitute an offer to sell or the solicitation of an offer to buy any securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

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

SDG&E uses the Energy Resource Recovery Account (ERRA) balancing account to record the net of its actual cost incurred for electric fuel and purchased power and the amount billed to customers in rates. Primarily as a result of delays in the CPUC issuing final decisions on SDG&E’s ERRA-related filings, SDG&E’s ERRA balance at both June 30, 2015 and December 31, 2014 was undercollected by $280 million. We discuss CPUC decisions in 2014 regarding rate changes resulting from the approved revenue requirement for ERRA costs in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. We provide information on how the increasing undercollected balance in ERRA has impacted SDG&E in our discussion of “Cash Flows From Operating Activities” below.

SDG&E will redeem, prior to maturity, certain outstanding long-term debt instruments with a total principal amount of $169 million. Accordingly, the debt is classified as current portion of long-term debt at June 30, 2015 on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. The coupon rate of these instruments ranges from 4.9 percent to 5.5 percent, with maturities from 2021 to 2027. The redemption is anticipated to occur during the third quarter of 2015.

Sempra South American Utilities

We expect projects and loans to affiliates at Chilquinta Energía and Luz del Sur to be funded by available funds, funds internally generated by those businesses and by external borrowings.

Sempra Mexico

We expect projects, joint venture investments and dividends in Mexico to be funded through a combination of available funds, including credit facilities, funds internally generated by the Mexico businesses, securities issuances, project financing, interim funding from the parent, and partnering in joint ventures. We expect IEnova’s pending acquisition of its joint venture partner’s 50-percent interest in Gasoductos de Chihuahua (GdC) to be funded with a combination of debt and equity issuances at IEnova. Sempra Global has committed to IEnova to provide up to $1.325 billion of interim financing for the transaction. The commitment expires no later than the end of 2015. If IEnova elects to borrow money under this commitment, the loan will have a term of two months at an interest rate of one month LIBOR plus 120 basis points. The term may be extended, triggering a reevaluation of the interest rate. We expect to fund this commitment primarily with commercial paper under Sempra Global’s credit facility. We discuss this pending acquisition from Sempra Mexico’s joint venture partner, Petróleos Mexicanos (or PEMEX, the Mexican state-owned oil company) further in Note 13 of the Notes to Condensed Consolidated Financial Statements herein.

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

Sempra Natural Gas

We expect Sempra Natural Gas to require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flow, funding from the parent and project financing. In April 2015, Sempra Natural Gas invested $113 million in Rockies Express Pipeline LLC (Rockies Express) to repay project debt that matured in early 2015.

In April 2015, Sempra Natural Gas sold the remaining 625-MW block of the Mesquite Power plant, together with a related power sales contract, and received net cash proceeds of $347 million. The sale proceeds were used to pay down commercial paper at Sempra Energy. We discuss this sale further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra Natural Gas, through the Cameron LNG Holdings, LLC (Cameron LNG Holdings or Cameron LNG JV) joint venture, is developing a natural gas liquefaction export facility at the Cameron LNG JV terminal. The majority of the liquefaction project is project-financed, with most or all of the remainder of the capital requirements to be provided by the project partners, including Sempra Energy, through equity contributions under a joint venture agreement. We expect that our remaining equity requirements to complete the project will be met by a combination of our share of cash generated from each liquefaction train as it comes on line and additional cash contributions. Under the financing agreements, Sempra Energy signed completion guarantees for 50.2 percent of the debt, which corresponds to $3.7 billion of the total $7.4 billion principal amount of the debt committed under the financing agreements. The project financing and completion guarantees became effective on October 1, 2014, the effective date of the joint venture formation. The completion guarantees will terminate upon satisfaction of certain conditions, including all three trains achieving commercial operation and meeting certain operational performance tests. The completion guarantees are anticipated to be terminated in the second half of 2019.

We discuss Cameron LNG JV and the joint venture financing further in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Some of Sempra Natural Gas’ long-term power sale contracts contain collateral requirements which require its affiliates and/or the counterparty to post cash or other acceptable collateral to the other party for exposure in excess of established thresholds. Sempra Natural Gas may be required to provide collateral when the fair value of the contract with our counterparty exceeds established thresholds. We have no collateral receivables or payables with our counterparties at June 30, 2015 pursuant to these requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	Six months ended June 30, 2015	2015 Change		Six months ended June 30, 2014
Sempra Energy Consolidated	$1,219	$185	18%	$1,034
SDG&E	550	142	35	408
SoCalGas	483	20	4	463

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy increased in 2015 primarily due to:

▪
$300 million higher net income, adjusted for noncash items included in earnings, in 2015 compared to 2014, primarily due to improved operations and lower cost of electric fuel and purchased power at SDG&E, as well as the impact of the seasonalization during interim periods of authorized core customer revenue in 2015 at SoCalGas, as we discuss in “Results of Operations” above. The impact of seasonalization in net income is offset by working capital changes in regulatory balancing accounts;

▪
$37 million net increase in net undercollected regulatory balancing accounts in 2015 at the California Utilities (including long-term amounts included in regulatory assets) compared to a $289 million net increase in 2014. Over- and undercollected regulatory balancing accounts reflect the difference between customer billings and recorded or CPUC-authorized costs. These differences are required to be balanced over time. See further discussion of changes in regulatory balances at both SDG&E and SoCalGas below; and

▪	$124 million decrease in inventories in 2015 compared to a $16 million decrease in 2014, primarily due to higher net withdrawal and lower prices of natural gas at SoCalGas; offset by

▪	$198 million decrease in accounts payable in 2015 compared to a $29 million increase in 2014, primarily due to lower purchase volume and lower average cost of natural gas purchased at SoCalGas;

▪	$112 million increase in greenhouse gas allowances ($79 million at SDG&E and $33 million at SoCalGas);

▪
$41 million increase in the seasonal asset related to temporary LIFO liquidation in 2015 at SoCalGas, primarily due to changes in natural gas inventory value, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$216 million decrease in accounts receivable in 2015 compared to a $260 million decrease in 2014.

SDG&E

Cash provided by operating activities at SDG&E increased in 2015 primarily due to:

▪
$102 million decrease in net undercollected regulatory balancing accounts in 2015 compared to a $152 million increase in 2014 (including long-term amounts included in regulatory assets). The impact of the change in the regulatory balancing accounts on cash provided by operating activities was primarily due to:

□	$13 million increase in 2015 compared to a $200 million increase in 2014 in the undercollected balance for electric commodity costs and costs at SDG&E's electric generating facilities; and

□	$31 million decrease in 2015 compared to a $44 million increase in 2014 in the undercollected balance in the electric rate design balancing account; and

▪
$63 million higher net income, adjusted for noncash items included in earnings, in 2015 compared to 2014, primarily due to improved operations and lower cost of electric fuel and purchased power; offset by

▪	$79 million increase in greenhouse gas allowances in 2015;

▪	$60 million increase in income taxes receivable in 2015; and

▪	$19 million decrease in accounts payable to affiliates in 2015.

SoCalGas

Cash provided by operating activities at SoCalGas increased in 2015 primarily due to:

▪
$144 million higher net income, adjusted for noncash items included in earnings, in 2015 compared to 2014, primarily due to improved operations and the impact of the seasonalization during interim periods of authorized core customer revenue in 2015;

▪	$124 million decrease in inventories in 2015 compared to a $5 million decrease in 2014, primarily due to higher net withdrawal and lower prices of natural gas in 2015; and

▪	$21 million increase in income taxes payable in 2015 compared to a $12 million decrease in 2014; offset by

▪	$224 million decrease in accounts payable in 2015 compared to a $31 million decrease in 2014. The decrease in 2015 was primarily due to lower volumes and average cost of natural gas purchased;

▪	$41 million increase in the seasonal asset related to temporary LIFO liquidation in 2015, primarily due to changes in natural gas inventory value;

▪	$33 million increase in greenhouse gas allowances in 2015; and

▪
$139 million increase in net undercollected regulatory balancing accounts in 2015 (including long-term amounts included in regulatory assets) compared to a $137 million increase in 2014, primarily due to:

□	$127 million increase in 2015 compared to an $82 million increase in 2014 in the undercollected balance associated with the fixed cost balancing accounts, offset by

□	$56 million decrease in 2015 compared to a $93 million decrease in 2014 in the overcollected balance associated with public purpose programs.

The table below shows the contributions to pension and other postretirement benefit plans.

CONTRIBUTIONS TO PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	Six months ended June 30, 2015
		Other
	Pension	postretirement
	benefits	benefits
Sempra Energy Consolidated	$17	$1
SDG&E	2	―
SoCalGas	1	―

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	Six months ended			Six months ended
	June 30, 2015	2015 Change		June 30, 2014
Sempra Energy Consolidated	$(1,201)	$(420)	(26)%	$(1,621)
SDG&E	(606)	57	10	(549)
SoCalGas	(882)	382	76	(500)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy decreased in 2015 primarily due to:

▪	$347 million of net proceeds received from Sempra Natural Gas’ sale of the remaining 625-MW block of its Mesquite Power plant; and

▪	$74 million repayments of advances to unconsolidated affiliates; offset by

▪	in 2014, $66 million, net of $2 million cash sold, of proceeds received from the sale of a 50-percent equity interest in Copper Mountain Solar 3.

SDG&E

Cash used in investing activities at SDG&E increased in 2015 due to a $57 million increase in capital expenditures.

SoCalGas

Cash used in investing activities at SoCalGas increased in 2015 due to:

▪	$279 million of advances to Sempra Energy; and

▪	$103 million increase in capital expenditures.

ANNUAL CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC and the Federal Energy Regulatory Commission (FERC). However, in 2015, we expect to make capital expenditures and investments of approximately $3.5 billion. These expenditures include

▪	$2.4 billion at the California Utilities for capital projects and plant improvements ($1.1 billion at SDG&E and $1.3 billion at SoCalGas)

▪	$1.1 billion at our other subsidiaries for capital projects in Mexico and South America, and development of LNG, natural gas and renewable generation projects

The California Utilities’ 2015 planned capital expenditures and investments include

SDG&E

▪	$700 million for improvements to natural gas and electric distribution systems

▪	$400 million for improvements to electric transmission systems

SoCalGas

▪	$1.1 billion for improvements to distribution, transmission and storage systems, and for pipeline safety

▪	$210 million for advanced metering infrastructure

▪	$30 million for other natural gas projects

The California Utilities expect to finance these expenditures and investments with cash flows from operations and debt issuances.

In 2015, the expected capital expenditures and investments of approximately $1.1 billion (excluding amounts expended by joint ventures and net of anticipated project financing and joint venture structures as noted below) at our other subsidiaries include

Sempra South American Utilities

▪
approximately $210 million for capital projects in South America (approximately $160 million and $50 million in Peru and Chile, respectively), primarily related to improvements to electric transmission and distribution systems

Sempra Mexico

▪
approximately $430 million for capital projects in Mexico, net of project financing, including approximately $380 million for the development of the Sonora, Ojinaga, and San Isidro - Samalayuca pipeline projects, all developed solely by Sempra Mexico. These amounts exclude the pending acquisition of our joint venture partner’s 50-percent interest in GdC, as we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements herein. Also, following the pending acquisition, Sempra Mexico would fund 100 percent of the joint venture’s projects, excluding the Los Ramones Norte pipeline project

Sempra Renewables

▪	approximately $120 million for the development of wind and solar renewable projects, including the Black Oak Getty wind project, Mesquite Solar 2, Mesquite Solar 3 and Copper Mountain Solar 4

Sempra Natural Gas

▪	approximately $320 million for development of LNG and natural gas transportation projects, including

□	approximately $160 million equity investment in Rockies Express

□	approximately $50 million capitalized interest related to our investment in the Cameron LNG JV project, and $60 million for development of the Cameron Interstate Pipeline

Parent and Other

▪	approximately $40 million related to the build-to-suit lease for Sempra Energy’s new headquarters

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

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	Six months ended		Six months ended
	June 30, 2015	2015 Change	June 30, 2014
Sempra Energy Consolidated	$50	$(422)	$472
SDG&E	71	(64)	135
SoCalGas	545	519	26

Sempra Energy Consolidated

Cash provided by financing activities at Sempra Energy decreased in 2015 primarily due to:

▪
$798 million lower issuances of debt, including a decrease in commercial paper and other short-term debt borrowings with maturities greater than 90 days of $1.2 billion ($19 million increase in 2015 compared to $1.2 billion in 2014), offset by an increase in issuances of long-term debt of $373 million ($1.5 billion in 2015 compared to $1.2 billion in 2014); and

▪	$339 million decrease in short-term debt in 2015 compared to a $54 million decrease in 2014; offset by

▪
$629 million lower payments on debt, including lower payments of long-term debt of $931 million ($172 million in 2015 compared to $1.1 billion in 2014), offset by higher payments of commercial paper and other short-term debt with maturities greater than 90 days of $302 million ($674 million in 2015 compared to $372 million in 2014).

SDG&E

Cash provided by financing activities at SDG&E decreased in 2015 primarily due to:

▪	$206 million decrease in short-term debt in 2015 compared to a $68 million increase in 2014; and

▪	$85 million higher payments on long-term debt in 2015; offset by

▪	$288 million higher issuances of long-term debt in 2015.

SoCalGas

Cash provided by financing activities at SoCalGas increased in 2015 primarily due to:

▪	$351 million higher issuances of long-term debt in 2015; and

▪	$250 million payments on long-term debt in 2014; offset by

▪	$50 million decrease in short-term debt in 2015 compared to a $31 million increase in 2014.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first six months of 2015. Our credit ratings may affect the rates at which borrowings bear interest and of commitment fees on available unused credit. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

As a result of this decision, SoCalGas recorded an after-tax earnings charge of $5 million in 2014 for costs incurred in prior periods for which SoCalGas was disallowed recovery. After taking the amounts disallowed for recovery into consideration, as of June 30, 2015, SDG&E and SoCalGas have recorded PSEP costs of $5 million and $137 million, respectively, in the CPUC-authorized regulatory account. In October 2014, SDG&E and SoCalGas filed a petition for modification with the CPUC requesting authority to recover PSEP costs from customers as incurred, subject to refund pending the results of a reasonableness review by the CPUC, instead of in the subsequent year. This request is pending at the CPUC. In December 2014, SDG&E and SoCalGas filed an application with the CPUC for recovery of $0.1 million and $46 million, respectively, in costs recorded in the regulatory account through June 11, 2014. In June 2015, SDG&E and SoCalGas agreed to remove certain projects from the filing and defer their review to future proceedings and, as a result, are now requesting recovery of $0.1 million and $26.8 million, respectively. We expect a decision on this application in the first half of 2016.

In July 2014, the CPUC Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN) filed a joint application for rehearing of the CPUC’s June 2014 final decision. The ORA and TURN allege that the CPUC made a legal error in directing that ratepayers, not shareholders, be responsible for the costs associated with testing or replacing transmission pipelines that were installed between January 1, 1956 and July 1, 1961 for which the California Utilities do not have a record of a pressure test. In November 2014, the CPUC denied the ORA and TURN request for rehearing of the decision adopting the PSEP. In December 2014, ORA and TURN sought rehearing of the CPUC’s decision on rehearing. In late December 2014, SoCalGas and SDG&E filed their opposition to this second application for rehearing, and are continuing to implement PSEP in accordance with the June 2014 CPUC decision. In March 2015, the CPUC issued a decision denying ORA’s and TURN’s second request for rehearing but keeping the record in the proceeding open to admit additional evidence on the limited issue of pressure testing of pipelines installed between January 1, 1956 and July 1, 1961. As part of this review, the CPUC will allow parties to submit additional evidence relevant to this narrow issue to ensure a complete record, with no additional discovery allowed. The ORA and TURN filed their responses on May 1, 2015. We expect a CPUC decision in the second half of 2015.

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

SDG&E Matters

2007 Wildfire Litigation

In regard to the 2007 wildfire litigation, SDG&E’s payments for claims settlements plus funds estimated to be required for settlement of outstanding claims and legal fees have exceeded its liability insurance coverage and amounts recovered from third parties. However, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. At June 30, 2015, Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets include assets of $373 million in Other Regulatory Assets (long-term), of which $367 million is related to CPUC-regulated operations and $6 million is related to FERC-regulated operations, for costs incurred and the estimated settlement of pending claims. Recovery of these costs in rates will require future regulatory approval, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claim and the likelihood, amount and timing of recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available.

Should SDG&E conclude that recovery of excess wildfire costs in rates is no longer probable, at that time SDG&E will record a charge against earnings. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated, at June 30, 2015, the resulting after-tax charge against earnings would have been up to approximately $218 million. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Electric Rate Reform – State of California Assembly Bill 327

In October 2013, the Governor of California signed Assembly Bill (AB) 327. This bill became law on January 1, 2014. This new law restores the authority to establish electric residential rates for electric utility companies in California to the CPUC and removes the rate caps established in AB 1X adopted in early 2001 during California’s energy crisis, as well as SB 695 adopted in 2009. Additionally, the bill provides the CPUC the authority to adopt up to a $10.00 monthly fixed charge for all non-CARE (California Alternate Rates for Energy) residential customers and up to a $5.00 monthly fixed charge for CARE customers. Beginning January 1, 2016, the maximum allowable fixed charge may be adjusted by no more than the annual percentage increase in the Consumer Price Index for the prior calendar year. In February 2014, SDG&E filed comprehensive proposals with the CPUC that provide a roadmap to reforming electric residential rate design beginning in 2015 and continuing through 2018, consistent with the provisions of AB 327. In July 2015, the CPUC adopted a revised Administrative Law Judge (ALJ)-proposed decision that establishes comprehensive reform and a framework for rates that are more transparent, fair and sustainable. The revised ALJ-proposed decision directs changes beginning in summer 2015 and provides a path for continued reforms through 2020, including a minimum monthly bill of $10 ($5 for CARE customers). The changes also include fewer rate tiers and a gradual reduction in the difference between the tiered rates, similar to the tier differential that existed prior to the 2000-2001 Energy Crisis. The number of tiers would be reduced from four to three in 2015 and to two in 2016. The rate differential between the highest and lowest tiers would be reduced from approximately 2.4 times to 2.18 times this year, down to 1.25 times by 2019. The revised ALJ-proposed decision also directs the utilities to pursue expanded time of use (TOU) rates and implements a super user electric (SUE) surcharge in 2017 for usage that exceeds average customer usage by approximately 400 percent. The adopted decision still allows the utilities to seek a fixed charge, but sets certain conditions for its implementation, which would be no sooner than 2020. The changes implemented should result in significant rate relief for higher-use SDG&E customers who do not exceed the SUE threshold and will result in a rate structure that better aligns rates with the actual cost to serve customers.

In July 2014, the CPUC initiated a rulemaking proceeding to develop a successor tariff to the state’s existing net energy metering (NEM) program pursuant to the provisions of AB 327 that require the CPUC to establish a revised NEM tariff or similar program by December 31, 2015. The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation. It was originally established in California in 1995 with the adoption of SB 656, as codified in Section 2827 of the Public Utilities Code. Currently, customers who install and operate eligible renewable generation facilities of one megawatt or less may choose to participate in the NEM program. Under NEM, customer-generators receive a full retail-rate for the power they generate that is fed back to the utility’s power grid during times when the customer’s generation exceeds their own energy usage. In addition, if a NEM customer net generates any electricity over the annual measurement period, they receive compensation at a rate equal to a wholesale energy price.

Appropriate NEM reform is necessary to ensure that SDG&E is authorized to recover, from NEM customers, the costs incurred in providing grid and energy services, as well as mandated legislative and regulatory public policy programs. If the CPUC fails to reform SDG&E’s rate structures to allow it to recover costs associated with the services provided to NEM customers, such failure could have a material adverse effect on SDG&E’s business, cash flows, financial condition, results of operations and/or prospects. On August 3, 2015, SDG&E proposed a successor NEM tariff that is intended to ensure that all NEM customers pay for the grid and other services they receive, supports the continued growth and adoption of distributed energy resources and helps California meet its energy policy goals. A CPUC decision should be issued by the end of 2015. SDG&E would implement the successor tariff by the earlier of July 1, 2017 or when SDG&E reaches its existing NEM program limit, which may occur as early as the second half of 2016. For additional discussion, see “Risk Factors” in the Annual Report.

SoCalGas Matter

Triennial Cost Allocation Proceeding (TCAP) – Adoption of Seasonal Factors

The TCAP decision issued by the CPUC in June 2014 requires SoCalGas to recognize interim period revenue for its core natural gas customers by applying seasonal factors to its annual authorized revenue beginning in 2015, instead of recognizing such revenue ratably over the year as was previously required. While this “seasonalization” will not impact SoCalGas’ cash flows or total calendar year revenue and earnings for 2015 or beyond, and does not change the annual total authorized revenue or our earnings from that revenue, it will cause variability in revenue and earnings from quarter to quarter. We expect that core natural gas customer authorized revenue recognized in the first and fourth quarters of each year will be higher (approximately 34 percent in the first quarter and 29 percent in the fourth quarter) than that recognized in the second and third quarters of each year (approximately 21 percent in the second quarter and 16 percent in the third quarter). This seasonalization resulted in a decrease to Sempra Energy’s and SoCalGas’ revenue and earnings for the three-month period ended June 30, 2015 of $72 million and $48 million, respectively, and an increase to Sempra Energy’s and SoCalGas’ revenue and earnings for the six-month period ended June 30, 2015 of $91 million and $65 million, respectively, compared to the same periods in 2014. Also as a result of seasonalization, beginning in 2015, substantially all of SoCalGas’ annual earnings will be recognized in the first and fourth quarters of the year. The reduced revenue expected to be recognized in the second and third quarters of each year could result in losses for SoCalGas in these quarters.

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

Sempra South American Utilities

Overview

In connection with the increase in 2011 of our interests in our two utilities in South America, Chilquinta Energía and Luz del Sur, Sempra Energy has $788 million in goodwill on its Condensed Consolidated Balance Sheet at June 30, 2015. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions.

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

Santa Teresa

Luz del Sur is in the final stages of completion of Santa Teresa, a 100-MW hydroelectric power plant in Peru’s Cusco region. Construction has been completed and we expect it to be in commercial operation in the third quarter of 2015.

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

Sempra South American Utilities has a U.S. dollar-denominated loan to Eletrans S.A. totaling $61 million at June 30, 2015 to provide project financing for the construction of transmission lines. Eletrans S.A. is an affiliate of Chilquinta Energía.

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

Sempra Mexico

Overview

Sempra Mexico is expected to provide earnings from construction projects when completed and from joint venture investments. We expect projects, joint venture investments and dividends in Mexico to be funded through a combination of available funds, including credit facilities, funds internally generated by the Mexico businesses, securities issuances, project financing, interim funding from the parent, and partnering in joint ventures.

IEnova and PEMEX are 50-50 partners in the joint venture Gasoductos de Chihuahua (GdC). In July 2015, IEnova entered into an agreement to purchase PEMEX’s 50-percent interest for $1.325 billion, excluding the assumption of approximately $170 million of net debt. GdC develops and operates energy infrastructure in Mexico. The assets involved in the acquisition include three natural gas pipelines, an ethane pipeline, and a liquid petroleum gas pipeline and associated storage terminal. All the assets are regulated and covered by long-term contracts. The transaction excludes the Los Ramones Norte pipeline that IEnova will continue to develop under a joint venture with PEMEX at the existing holding company for the project, through which IEnova’s interest in the project will remain at the current 25 percent. The transaction is subject to approval by IEnova shareholders, satisfactory completion of the Mexican anti-trust review and other customary closing conditions and is expected to close in the fourth quarter of 2015.

IEnova currently accounts for its 50-percent interest in GdC as an equity method investment. At closing, GdC will become a wholly owned, consolidated subsidiary of IEnova. We anticipate that we will recognize a noncash gain associated with the remeasurement of our equity interest in GdC upon consummation of the transaction, however, as the transaction is not expected to close until the fourth quarter of 2015, we are unable to estimate the gain at this time.

We discuss the financing of the transaction above, under “Capital Resources and Liquidity – Sempra Mexico.” After financing at the IEnova level, we expect the acquisition to be accretive to Sempra Energy’s diluted earnings per share in 2016 and beyond, based on the joint venture’s strong historical performance and the expected benefits of the acquisition. These benefits include an ongoing relationship with PEMEX for joint development of new projects in the future; opportunities for asset optimization and expansion into areas such as the transportation and storage of refined products; and a larger platform and presence in Mexico to participate in energy sector reform.

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

In December 2012, through its joint venture with PEMEX, IEnova executed an ethane transportation services agreement with PEMEX to construct and operate an approximately 140-mile pipeline (Ethane pipeline) to transport ethane from Tabasco, Mexico to Veracruz, Mexico. We estimate it will cost approximately $330 million. The first and second sections of the pipeline were completed in January and July 2015, respectively, and we expect to complete the remaining section in 2015. PEMEX has fully contracted the capacity under a 21-year contract denominated in U.S. dollars.

In 2014, IEnova’s joint venture with PEMEX and affiliates of PEMEX executed agreements for the development of Los Ramones Norte, a natural gas pipeline of approximately 275 miles and two compression stations, which will connect with the first phase of Los Ramones and run to the vicinity of San Luis Potosi, with an estimated cost of approximately $1.3 billion to $1.5 billion. IEnova’s joint venture with PEMEX has a 50-percent interest in the project. In June 2014, the project executed an engineering, procurement and construction (EPC) contract, and in July 2014, the project issued the full notice to proceed. We expect expenditures for the project to be funded by the joint venture’s cash flows from operations and project financing, plus additional contributions from its partners. The pipeline’s capacity is fully contracted under a 25-year transportation services agreement with PEMEX denominated in Mexican pesos, with a contract rate based on the U.S. dollar investment, adjusted annually for inflation and fluctuation of the exchange rate.

Sempra Mexico has loans to affiliates of its joint venture with PEMEX totaling $85 million at June 30, 2015.

In December 2014, Sempra Mexico entered into the Ojinaga pipeline natural gas transportation services agreement with CFE for a 25-year term, denominated in U.S. dollars. CFE contracted 100 percent of the transport capacity of the Ojinaga pipeline, equal to 1.4 billion cubic feet (Bcf) per day. Sempra Mexico will be responsible for the development, construction and operation of the approximately 137-mile, 42-inch pipeline, with an estimated cost of $300 million. We expect the pipeline to begin operations in the first half of 2017.

In July 2015, Sempra Mexico entered into the San Isidro - Samalayuca pipeline (San Isidro pipeline) natural gas transportation services agreement with CFE for a 25-year term, denominated in U.S. dollars. CFE contracted 100 percent of the transport capacity of the San Isidro pipeline, equal to 1.1 Bcf per day. Sempra Mexico will be responsible for the development, construction and operation of the approximately 14-mile pipeline, with an estimated cost of $110 million. We expect the pipeline to begin operations in the first half of 2017. IEnova continues to monitor CFE project opportunities and carefully analyze CFE bids in order to participate in those that fit its overall growth strategy.

Energía Sierra Juárez

In 2014, we consummated the sale of a 50-percent equity interest in the first phase of Energía Sierra Juárez to a wholly owned subsidiary of InterGen N.V. The project is designed to provide up to 1,200 MW of capacity if fully developed. The 155-MW first phase of the Energía Sierra Juárez wind generation project is fully contracted by SDG&E and began commercial operations in June 2015. Future expansion of Energía Sierra Juárez will depend, among other factors, on the ability to obtain additional power purchase contracts.

Energía Costa Azul LNG Terminal

In February 2015, Sempra Natural Gas, IEnova, and a subsidiary of PEMEX entered into a Memorandum of Understanding (MOU) to collaborate in the development of a natural gas liquefaction project at IEnova’s existing regasification terminal at Energía Costa Azul. The MOU defines the basis for the parties to explore PEMEX’s participation in this potential liquefaction project, including joining efforts on its development and structuring agreements that would allow opportunities for PEMEX to become a customer, natural gas supplier and investor; we have also started to share development costs with PEMEX. Energía Costa Azul has profitable long-term regasification contracts for 100 percent of the facility, making the decision to pursue a new liquefaction facility dependent in part on whether the investment in a new liquefaction facility would, over the long term, be more beneficial than continuing to supply regasification services under our existing contracts. In addition, this project requires the receipt of a number of permits and regulatory approvals, finding suitable partners and customers, obtaining financing and negotiating suitable construction contracts. For a discussion of these risks, see “Risk Factors” in our Annual Report.

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

Black Oak Getty Wind Project

In March 2015, Sempra Renewables acquired the Black Oak Getty Wind project, a 78-MW wind farm under development in Stearns County, Minnesota. Sempra Renewables will complete the development of the wind farm, and we expect the project to be fully operational by the end of 2016. Minnesota Municipal Power Agency has contracted for the energy generated from the project for 20 years.

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

Copper Mountain Solar 2 is divided into two phases totaling 150 MW. The 92-MW first phase was placed in service in November 2012 and the 58-MW second phase was placed in service in April 2015. PG&E has contracted for all of the solar power at Copper Mountain Solar 2 for 25 years. In July 2013, we completed the sale of 50 percent of our equity in Copper Mountain Solar 2 to Con Edison Development.

Copper Mountain Solar 3 achieved full commercial operation in April 2015, and totals 250 MW. The cities of Los Angeles and Burbank have contracted for all of the solar power at Copper Mountain Solar 3 for 20 years. In addition to solar power, the power sales agreement provides the cities of Los Angeles and Burbank the option to purchase the Copper Mountain Solar 3 facility at years 10, 15 and 20 of the contract term, or upon earlier termination of the agreement. In March 2014, we completed the sale of 50 percent of our equity in Copper Mountain Solar 3 to Con Edison Development, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

In July 2014, Sempra Renewables signed a 20-year power sale agreement with Southern California Edison Company (Edison) for all of the solar power from Copper Mountain Solar 4 beginning in 2020. We expect Copper Mountain Solar 4 to be in service in 2016, marketing its output prior to the commencement of the power sale agreement. Copper Mountain Solar 4 will total 94 MW when completed. The CPUC approved the power sale agreement in March 2015.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Renewables in Maricopa County, Arizona. If fully developed, the project will be capable of producing up to approximately 700 MW of solar power with 150 MW currently in operation in a joint venture with Con Edison Development. In June 2015, Sempra Renewables signed a 20-year power sale agreement with Edison for 100 MW of solar power from the second phase of Mesquite Solar. The power sale agreement is subject to approval by the CPUC. In July 2015, Sempra Renewables signed a 25-year power sale agreement with the Western Area Power Administration for 150-MW of solar power from the third phase of Mesquite Solar. We expect the second and third phases of Mesquite Solar to be in service in 2016.

Sempra Natural Gas

Mesquite Power Natural Gas-Fired Plant

In February 2013, Sempra Natural Gas completed the sale of one 625-MW block of its Mesquite Power plant to the Salt River Project Agricultural Improvement and Power District for $371 million in cash. Sempra Natural Gas retained ownership of the second block of the Mesquite Power plant.

On April 9, 2015, Sempra Natural Gas sold the remaining 625-MW block of the Mesquite Power plant, together with the related power sales contract, for net cash proceeds of $347 million. We discuss this sale further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

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

In April 2014, prior to the launching of an open season, Rockies Express had secured binding financial commitments with four shippers totaling 1.2 Bcf per day of capacity for east-to-west transportation services for a term of 20 years originating at or near Clarington, Ohio. In February 2015, Rockies Express received FERC approval for the project. Rockies Express began construction on the project, and the capacity went into service on August 1, 2015. In June 2014, Rockies Express finished constructing the Seneca Lateral, an initial 0.25 Bcf per day capacity project that connects natural gas production sources in Ohio to REX. The lateral’s capability was further expanded to 0.6 Bcf per day of capacity in January 2015. The lateral is fully contracted through September 2021.

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

Historically, the value of natural gas storage services has positively correlated with the difference between the seasonal prices of natural gas, among other factors. In general, over the past several years, seasonal differences in natural gas prices have declined, which have contributed to lower prices for storage services. As our legacy (higher rate) sales contracts mature at Bay Gas and Mississippi Hub, replacement sales contract rates could be lower than has historically been the case. Lower sales revenues may not be offset by cost reductions, which could lead to depressed asset values. In addition, our LA Storage development project may be unable to attract cash flow commitments sufficient to support further investment. In April 2015, we received authorization from FERC to begin construction on the LA Storage project. In an order issued on May 7, 2015, FERC approved our request to extend the construction permit for the project for an additional two years, so that it now will expire in June 2017, absent an additional extension. The LA Storage project also includes an existing 23.3-mile pipeline header system, the LA Storage pipeline, that is uncontracted. We perform recovery testing of our recorded asset values when market conditions indicate that such values may not be recoverable. In the event such values are not recoverable, we would consider the fair value of these assets relative to their recorded value. To the extent the book value is in excess of the fair value, we would record a noncash impairment charge. The book value of our long-lived natural gas storage assets at June 30, 2015 is $1.5 billion.

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

The current project, which will utilize Cameron LNG JV’s existing facilities, is comprised of three liquefaction trains designed to a nameplate capacity of 13.9 million tonnes per annum (Mtpa) of LNG with an expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. We expect the project to achieve commercial operation of all three trains in 2018, and have the first year of full operations in 2019. The anticipated incremental investment in the three-train liquefaction project is estimated to be approximately $7 billion, including the cost of the lump-sum, turnkey construction contract, development engineering costs and permitting costs, but excluding capitalized interest and other financing costs. The majority of the incremental investment will be project-financed and the balance provided by the project partners. The total cost of the facility, including the cost of our original facility plus interest during construction, financing costs and required reserves, is estimated to be approximately $10 billion.

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

Construction on the current project began in the second half of 2014 under an EPC contract with a joint venture between CB&I Shaw Constructors, Inc., a wholly owned subsidiary of Chicago Bridge & Iron Company N.V., and Chiyoda International Corporation, a wholly owned subsidiary of Chiyoda Corporation.

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

Large-scale construction projects like the design, development and construction of the Cameron LNG JV liquefaction facility involve numerous risks and uncertainties, including among others, the potential for unforeseen engineering problems, substantial construction delays and increased costs. As noted above, Cameron LNG JV has a turnkey EPC contract with a joint venture between CB&I Shaw Constructors, Inc. and Chiyoda International Corporation. If the contractor becomes unwilling or unable to perform according to the terms and timetable of the EPC contract, Cameron LNG JV would be required to engage a substitute contractor, which would result in project delays and increased costs, which could be significant. For a discussion of these risks and other risks relating to the development of the Cameron LNG JV liquefaction project that could adversely affect our future performance, see “Risk Factors” in our Annual Report.

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

In December 2014, Cameron LNG JV filed with the DOE for authorization to match the total export volumes allowed to be exported to FTA countries under the FERC permit. This would allow for increased export from the three-train facility of up to 2.95 Mtpa. In April 2015, Cameron LNG JV filed the corresponding DOE Non-FTA permit application. Cameron LNG JV is also pursuing the permitting to expand the current configuration from the current three liquefaction trains. The expansion project is expected to include up to two additional liquefaction trains, capable of increasing LNG production capacity by approximately 9 Mtpa to 10 Mtpa, and one additional full containment LNG storage tank; a fourth tank was permitted with the base liquefaction project but not built. In February 2015, Cameron LNG JV filed the DOE FTA application and the pre-filing application at FERC for the two additional trains and one containment tank. In May 2015, the joint venture filed a corresponding DOE Non-FTA permit application. In July 2015, Cameron LNG JV received approval of the DOE FTA application. Under the Cameron LNG JV financing agreements, expansion of the Cameron LNG JV facilities beyond the first three trains is subject to certain restrictions and conditions, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from lenders. In addition, expansion of the Cameron LNG JV facilities beyond the first three trains is subject to a number of risks and uncertainties, including completing the required commercial agreements, securing all necessary permits and approvals, obtaining financing, reaching a final investment decision and other factors associated with the potential investment. See the “Risk Factors” section of our Annual Report.

We discuss the deconsolidation of Cameron LNG, LLC, the Cameron LNG JV project financing obligations and Sempra Energy’s completion guarantee further in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other LNG Liquefaction Development

Design, regulatory and commercial activities are ongoing for potential LNG liquefaction developments at Sempra Mexico’s Energía Costa Azul facility and at our Port Arthur, Texas site. For these development projects, we have been meeting with potential customers and continue to see long-term demand for LNG supplies beginning in the 2020 to 2023 time frame. Total expenditures on LNG liquefaction development in the six months ended June 30, 2015 were $15.6 million, including capitalized costs of $7.5 million (pretax). After-tax LNG development costs expensed in the three months and six months ended June 30, 2015 were $1 million and $5 million, respectively.

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

In March and June 2015, Sempra Natural Gas filed permit applications with the DOE for authorization to export the LNG produced from the proposed project to all current and future FTA and Non-FTA countries, respectively.

In June 2015, Sempra Natural Gas entered into a non-binding MOU with an affiliate of Woodside Petroleum Ltd. (Woodside) to commence discussions and assessments for the potential development of the proposed Port Arthur LNG liquefaction project. The non-binding MOU is the initial step for Sempra Natural Gas and Woodside to explore this opportunity and undertake due diligence for the potential development of the Port Arthur LNG liquefaction project. Any decision to proceed with a binding agreement between Woodside and Sempra Natural Gas in relation to the potential development of the project, including the establishment of any joint venture or partnership between Sempra Natural Gas and Woodside, is contingent upon completing project assessments and achieving other necessary internal and external approvals for each party.

Development of the Port Arthur LNG liquefaction project is subject to a number of risks and uncertainties, including completing the required commercial agreements, securing all necessary permits and approvals, obtaining financing and incentives, reaching a final investment decision and other factors associated with the potential investment. See the “Risk Factors” section of our Annual Report.

Energía Costa Azul. We further discuss Sempra Natural Gas’ participation in potential LNG liquefaction development at Sempra Mexico’s Energía Costa Azul facility above under “Sempra Mexico − Energía Costa Azul LNG Terminal.”

RBS Sempra Commodities

In three separate transactions in 2010 and one in early 2011, we and The Royal Bank of Scotland plc (RBS), our partner in the RBS Sempra Commodities joint venture, sold substantially all of the businesses and assets of our commodities-marketing partnership. The investment balance of $71 million at June 30, 2015 reflects remaining distributions expected to be received from the partnership as it is dissolved. The amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities under “Other Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements herein. In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership.

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year Value at Risk (VaR) for long-term debt at June 30, 2015 and December 31, 2014:

NOMINAL AMOUNT AND ONE-YEAR VALUE AT RISK OF LONG-TERM DEBT(1)
(Dollars in millions)
		Sempra Energy
		Consolidated		SDG&E		SoCalGas
		Nominal	One-year	Nominal	One-year	Nominal	One-year
		debt	VaR(2)	debt	VaR(2)	debt	VaR(2)
At June 30, 2015:
	California Utilities fixed-rate	$6,799	$1,007	$4,287	$656	$2,512	$351
	California Utilities variable-rate	460	12	460	12	―	―
	All other, fixed-rate and variable-rate	6,310	461	―	―	―	―
At December 31, 2014:
	California Utilities fixed-rate	$6,049	$502	$4,136	$341	$1,913	$161
	California Utilities variable-rate	325	13	325	13	―	―
	All other, fixed-rate and variable-rate	5,973	306	―	―	―	―
(1)	Excluding capital lease obligations, build-to-suit lease and interest rate swaps, and before reductions/increases for unamortized discount/premium.
(2)	After the effects of interest rate swaps.

We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency exposure at our Mexican subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes – Foreign Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity” herein. We also discuss our foreign currency exposure at our Mexican and South American subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Rate Risk” in the Annual Report. At June 30, 2015, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2014.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

EXHIBIT 10 -- MATERIAL CONTRACTS

Compensation

Sempra Energy
10.1	Amendment to the Amended and Restated Sempra Energy 2005 Deferred
Compensation Plan, now known as Sempra Energy Employee and Director Retirement
Savings Plan.

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

SEMPRA ENERGY, (Registrant)

Date: August 4, 2015	By: /s/ Trevor I. Mihalik
Trevor I. Mihalik Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 4, 2015	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 4, 2015	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer