Form 10-K
period 2015-12-31
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2016-02-26
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X	]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the fiscal year ended			December 31, 2015

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from			to

Commission File No.		Exact Name of Registrants as Specified in their Charters, Address and Telephone Number			State of Incorporation	I.R.S. Employer Identification Nos.
1-14201		SEMPRA ENERGY		California	33-0732627
488 8th Avenue
San Diego, California 92101
		(619	)696-2000

1-03779		SAN DIEGO GAS & ELECTRIC COMPANY		California	95-1184800
8326 Century Park Court
San Diego, California 92123
		(619	)696-2000

1-01402		SOUTHERN CALIFORNIA GAS COMPANY		California	95-1240705
555 West Fifth Street
Los Angeles, California 90013
		(213	)244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

		Title of Each Class			Name of Each Exchange on Which Registered
		Sempra Energy Common Stock, without par value			NYSE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Southern California Gas Company Preferred Stock, $25 par value 6% Series A, 6% Series

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015:

Sempra Energy	$24.5 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$ 0
Southern California Gas Company	$ 0

Common Stock outstanding, without par value, as of February 19, 2016:

Sempra Energy	249,215,763 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SAN DIEGO GAS & ELECTRIC COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2015 Annual Report to Shareholders of Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company are incorporated by reference into Parts I, II and IV.

Portions of the Sempra Energy Proxy Statement prepared for its May 2016 annual meeting of shareholders are incorporated by reference into Part III.

Portions of the Southern California Gas Company Information Statement prepared for its May 2016 annual meeting of shareholders are incorporated by reference into Part III.

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

In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “contemplates,” “intends,” “assumes,” “depends,” “should,” “could,” “would,” “will,” “confident,” “may,” “potential,” “possible,” “proposed,” “target,” “pursue,” “goals,” “outlook,” “maintain,” or similar expressions, or when we discuss our guidance, strategy, plans, goals, opportunities, projections, initiatives, objectives or intentions, we are making forward-looking statements.

Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include

▪	local, regional, national and international economic, competitive, political, legislative, legal and regulatory conditions, decisions and developments;

▪
actions and the timing of actions, including general rate case decisions, new regulations, issuances of permits to construct, operate, and maintain facilities and equipment and to use land, franchise agreements and licenses for operation, by the California Public Utilities Commission, California State Legislature, U.S. Department of Energy, California Division of Oil, Gas, and Geothermal Resources, Federal Energy Regulatory Commission, Nuclear Regulatory Commission, California Energy Commission, U.S. Environmental Protection Agency, Pipeline and Hazardous Materials Safety Administration, California Air Resources Board, South Coast Air Quality Management District, Mexican Competition Commission, cities and counties, and other regulatory, governmental and environmental bodies in the United States and other countries in which we operate;

▪
the timing and success of business development efforts and construction, maintenance and capital projects, including risks in obtaining, maintaining or extending permits, licenses, certificates and other authorizations on a timely basis and risks in obtaining adequate and competitive financing for such projects;

▪
deviations from regulatory precedent or practice that result in a reallocation of benefits or burdens among shareholders and ratepayers, and delays in regulatory agency authorization to recover costs in rates from customers;

▪
the availability of electric power, natural gas and liquefied natural gas, and natural gas pipeline and storage capacity, including disruptions caused by failures in the North American transmission grid, moratoriums on the ability to withdraw natural gas from or inject natural gas into storage facilities, pipeline explosions and equipment failures;

▪
energy markets; the timing and extent of changes and volatility in commodity prices; and the impact on the value of our natural gas storage assets from low natural gas prices, low volatility of natural gas prices and the inability to procure favorable long-term contracts for natural gas storage services;

▪	the resolution of civil and criminal litigation and regulatory investigations;

▪
risks posed by decisions and actions of third parties who control the operations of investments in which we do not have a controlling interest, and risks that our partners or counterparties will be unable or unwilling to fulfill their contractual commitments;

▪	capital markets conditions, including the availability of credit and the liquidity of our investments, and inflation, interest and currency exchange rates;

▪
cybersecurity threats to the energy grid, natural gas storage and pipeline infrastructure, the information and systems used to operate our businesses and the confidentiality of our proprietary information and the personal information of our customers and employees; terrorist attacks that threaten system operations and critical infrastructure; and wars;

▪	the ability to win competitively bid infrastructure projects against a number of strong competitors willing to aggressively bid for these projects;

▪
weather conditions, natural disasters, catastrophic accidents, equipment failures and other events that may disrupt our operations, damage our facilities and systems, cause the release of greenhouse gasses, radioactive materials and harmful emissions, and subject us to third-party liability for property damage or personal injuries, some of which may not be covered by insurance;

▪
disallowance of regulatory assets associated with, or decommissioning costs of, the San Onofre Nuclear Generating Station facility due to increased regulatory oversight, including motions to modify settlements;

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

We provide a description of Sempra Energy and its subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and additional information by reporting segment in Note 16 of the Notes to Consolidated Financial Statements, both in the 2015 Annual Report to Shareholders (Annual Report), which is attached as Exhibit 13.1 to this report and is incorporated herein by reference.

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

Sempra Energy – www.sempra.com

SDG&E – www.sdge.com

SoCalGas – www.socalgas.com

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

Printed copies of all of these materials may be obtained by writing to our Corporate Secretary at Sempra Energy, 488 8th Avenue, San Diego, CA 92101-7123.

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

The state of California requires certain California electric retail sellers, including SDG&E, to deliver a percentage of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the CEC, are generally known as the Renewables Portfolio Standard (RPS) Program. In December 2011, California Senate Bill 2(1X) (33% RPS Program) went into effect. The 33% RPS Program requires each electric utility within the state of California to procure 33 percent of its annual electric energy requirements from renewable energy sources by 2020, with an average 20 percent required over the three-year period from January 1, 2011 through December 31, 2013; 25 percent by December 31, 2016; and 33 percent by December 31, 2020. In October 2015, California Senate Bill 350 was signed into law, requiring each electric utility within the state of California to procure 50 percent of its annual electric energy requirements from renewable energy sources by 2030, with interim targets of 40 percent by the end of 2024, and 45 percent by the end of 2027. We discuss this requirement as it applies to SDG&E in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Certification of a generation project by the CEC as an Eligible Renewable Energy Resource (ERR) allows the purchase of output from such generation facility to be counted towards fulfillment of the RPS Program requirements, if such purchase meets the provisions of California Senate Bill 2(1X). This may affect the demand for output from renewables projects developed by Sempra Renewables and Sempra Mexico, particularly from California utilities. Sempra Renewables’ Copper Mountain Solar 1 facility in Nevada is certified as an ERR. Sempra Renewables has 50-percent interests in the Copper Mountain Solar 2, Copper Mountain Solar 3 and Mesquite Solar 1 facilities, as well as four solar facilities that comprise a California solar partnership with our joint venture partner, all of which have ERR certification. Sempra Renewables has received pre-certification for the Mesquite Solar 2, Mesquite Solar 3 and Copper Mountain Solar 4 facilities and is submitting applications for ERR certification of each phase of the projects as they begin operations. We plan to obtain ERR certification for all of our renewable facilities operating in and/or providing power to California as they become operational.

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

In the case of SDG&E, the FERC regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, rates of return on transmission investment, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale. The National Energy Policy Act governs procedures for requests for transmission service. The FERC approved the California investor-owned utilities’ (IOUs) transfer of operation and control of their transmission facilities to the Independent System Operator (ISO) in 1998.

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

The DOT has established regulations regarding engineering standards and operating procedures applicable for the California Utilities’ natural gas transmission and distribution pipelines. The DOT has certified the CPUC to administer oversight and compliance with these regulations for the entities they regulate in California. See “Other U.S. Regulation” below.

State and Local Regulation Within the U.S.

In addition to regulation by the FERC, SoCalGas’ natural gas storage facilities are regulated by the California Department of Conservation’s Division of Oil, Gas, and Geothermal Resources (DOGGR), the CPUC, the CARB, and various other state and local agencies.

The South Coast Air Quality Management District (SCAQMD) is the air pollution control agency responsible for regulating stationary sources of air pollution in the South Coast Air Basin in Southern California. The district’s territory covers all of Orange County and the urban portions of Los Angeles, San Bernardino and Riverside counties.

SoCalGas has natural gas franchises with the 12 counties and the 223 cities in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchises have indefinite lives with no expiration date. Some franchises have fixed expiration dates, ranging from 2016 to 2062. Major franchise agreements include those for Los Angeles County and the City of Los Angeles. The Los Angeles County franchise agreement was entered into in 1955, with the current extension expiring in December 2017. The City of Los Angeles franchise was entered into in 1992, with the current extension expiring in June 2016.

SDG&E has

▪	electric franchises with the two counties served and the 27 cities in or adjoining its electric service territory; and

▪	natural gas franchises with the one county and the 18 cities in its natural gas service territory.

These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas. Most of the franchises have indefinite lives with no expiration dates. Some natural gas and some electric franchises have fixed expiration dates that range from 2016 to 2037.

Sempra Renewables has operations, investments or development projects in Arizona, California, Colorado, Hawaii, Indiana, Kansas, Minnesota, Nebraska, Nevada and Pennsylvania. Sempra Natural Gas develops and operates natural gas storage and related pipeline facilities in Alabama, Louisiana and Mississippi, and has marketing operations in California.

Sempra Natural Gas operates Mobile Gas Service Corporation (Mobile Gas), a natural gas distribution utility serving southwest Alabama that is regulated by the Alabama Public Service Commission. Mobile Gas has franchise agreements with the two counties and ten cities in its service territory, with fixed expiration dates ranging from 2016 to 2045, which allow it to locate, operate and maintain facilities for the transmission and distribution of natural gas. Sempra Natural Gas also operates Willmut Gas Company (Willmut Gas), a natural gas distribution utility serving Hattiesburg, Mississippi and regulated by the Mississippi Public Service Commission. These entities are subject to state and local laws, and to regulations in the states in which they operate.

Other U.S. Regulation

FERC regulates certain Sempra Renewables and Sempra Natural Gas assets pursuant to the Federal Power Act (FPA) and Natural Gas Act, which provide for FERC jurisdiction over, among other things, sales of wholesale power in interstate commerce, transportation and storage of natural gas in interstate commerce, and siting and permitting of liquefied natural gas (LNG) terminals. In addition, certain Sempra Renewables power generation assets are required under the FPA to comply with reliability standards developed by the North American Electric Reliability Corporation. Bay Gas Storage Company, Ltd.’s natural gas storage operations are also regulated by the Alabama Public Service Commission.

Sempra Natural Gas also owns an interest in the Rockies Express pipeline (REX), a natural gas pipeline that operates in eight states in the United States and is subject to regulation by the FERC. Sempra Natural Gas also has an investment in Cameron LNG Holdings, LLC (Cameron LNG JV), located in Louisiana, that is subject to regulations of the U.S. Department of Energy (DOE) regarding the export of LNG. We discuss Sempra Natural Gas’ investments further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The FERC may regulate rates and terms of service based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be sufficiently competitive, rates may be market-based. FERC-regulated rates at the following businesses are

▪	Sempra Renewables and Sempra Natural Gas: market-based for wholesale electricity sales

▪	Sempra Natural Gas: cost-based and market-based for the transportation and storage of natural gas, respectively

▪	Sempra Natural Gas: market-based for the receipt, storage and vaporization of LNG and liquefaction of natural gas (at Cameron LNG JV) and the purchase and sale of LNG and natural gas

The California Utilities, Sempra Natural Gas and businesses that Sempra Natural Gas invests in are subject to DOT rules and regulations regarding pipeline safety, under the Pipeline and Hazardous Materials Safety Administration (PHMSA). PHMSA, acting through the Office of Pipeline Safety, is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipeline and develops regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance, and emergency response of pipeline facilities. The California Utilities and Sempra Natural Gas are also subject to regulation by the U.S. Commodity Futures Trading Commission.

Foreign Regulation

Our Sempra Mexico segment owns and operates the following in Mexico:

▪
a natural gas-fired power plant and a 50-percent interest in a wind generation facility in Baja California, Mexico; in February 2016, management approved a plan to market and sell the natural gas-fired power plant, as we discuss in Note 18 of the Notes to Consolidated Financial Statements in the Annual Report

▪	natural gas distribution systems in Mexicali, Chihuahua, and the La Laguna-Durango zone in north-central Mexico

▪
natural gas pipelines between the U.S. border and Baja California, Mexico and Sonora, Mexico. Sempra Mexico also owns a 50-percent interest in a joint venture with PEMEX (Petróleos Mexicanos, the Mexican state-owned oil company) that operates several natural gas pipelines and propane and ethane systems in Mexico. We discuss Sempra Mexico’s potential acquisition of PEMEX’s 50-percent interest in the joint venture in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report

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

Licenses and Permits

The California Utilities obtain numerous permits, authorizations and licenses in connection with the transmission and distribution of natural gas and electricity and the operation and construction of related assets, including electric generation and natural gas storage facilities, some of which may require periodic renewal.

Sempra Mexico and Sempra South American Utilities obtain numerous permits, authorizations and licenses for their electric and natural gas distribution, generation and transmission systems from the local governments where the service is provided. The concession to operate from the Ministerio de Energía for both Chilquinta Energía’s and Luz del Sur’s distribution operations is for an indefinite term, not requiring renewal.

Sempra Mexico and Sempra Natural Gas obtain licenses and permits for the operation and expansion of LNG facilities, and the import and export of LNG and natural gas.

Sempra Renewables obtains a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities, and in connection with the wholesale distribution of electricity.

Sempra Natural Gas obtains a number of permits, authorizations and licenses in connection with the construction and operation of natural gas storage facilities and pipelines, and with participation in the wholesale electricity market.

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

Customers

At December 31, 2015, SoCalGas had approximately 5.9 million customer meters consisting of approximately:

▪	5,621,600 residential

▪	252,900 commercial

▪	26,300 industrial

▪	50 electric generation and wholesale

At December 31, 2015, SDG&E had approximately 873,000 natural gas customer meters consisting of approximately:

▪	839,600 residential

▪	28,500 commercial

▪	4,700 electric generation and transportation

For regulatory purposes, end-use customers are classified as either core or noncore customers. Core customers are primarily residential and small commercial and industrial customers. Noncore customers at SoCalGas consist primarily of electric generation, wholesale, large commercial and industrial, and enhanced oil recovery customers. SoCalGas’ wholesale customers are primarily other IOUs, including SDG&E, or municipally owned natural gas distribution systems. Noncore customers at SDG&E consist primarily of electric generation and large commercial customers.

Most core customers purchase natural gas directly from SoCalGas or SDG&E. While core customers are permitted to purchase directly from producers, marketers or brokers, the California Utilities are obligated to provide reliable supplies of natural gas to serve the requirements of their core customers. Noncore customers are responsible for the procurement of their natural gas requirements.

In 2015, SoCalGas added approximately 33,000 new connected natural gas customer meters, representing an annual growth rate of 0.6 percent; in 2014, it added approximately 26,000 new connected meters, representing an annual growth rate of 0.4 percent. SDG&E’s connected natural gas customer meters increased by approximately 5,000 in 2015, representing an annual growth rate of 0.6 percent; in 2014, it added nearly 3,000 new connected meters, representing an annual growth rate of 0.4 percent. Based on forecasts of new housing starts, SoCalGas and SDG&E each expect that their new meter annual growth rates in 2016 will be slightly higher than those achieved in 2015.

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

To ensure the delivery of the natural gas supplies to its distribution system and to meet the seasonal and annual needs of customers, SoCalGas has entered into firm interstate pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation rights. These contracts expire on various dates between 2016 and 2031. Pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company, Pacific Gas and Electric Company (PG&E) and Kern River Gas Transmission Company, provide transportation services into SoCalGas’ intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The FERC regulates the rates that interstate pipeline companies may charge for natural gas and transportation services.

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

SoCalGas owns four natural gas storage facilities. The facilities have a combined working gas capacity of 137 billion cubic feet (Bcf) and have over 200 injection, withdrawal and observation wells. Natural gas withdrawn from storage is important for ensuring service reliability during peak demand periods, including heating needs in the winter, as well as peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility represents 63 percent of SoCalGas’ owned natural gas storage capacity. SoCalGas discovered a natural gas leak at the Aliso Canyon facility in October 2015, which was permanently sealed in February 2016, as we discuss in “Risk Factors” below and in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. SCAQMD has ordered SoCalGas to stop all injections at Aliso Canyon, subject to contrary CPUC reliability-based direction. The CPUC has directed SoCalGas to maintain a minimum of 15 Bcf of working natural gas to help ensure reliability of the system through the spring and summer months and based upon the CARB estimates of lost gas, the facility is approximately at this level. As a result, SoCalGas is no longer withdrawing gas from this facility. Now that the well has been permanently sealed, SoCalGas will conduct measurements to estimate the actual natural gas lost from the leak and will provide that information to the relevant regulatory bodies.

Demand for Natural Gas

Growth in the demand for natural gas largely depends on the health and expansion of the Southern California economy, prices of alternative energy products, environmental regulations, renewable energy generation, legislation, and the effectiveness of energy efficiency programs. Other external factors such as weather, the price of electricity, the use of hydroelectric power, development of renewable energy resources, development of new natural gas supply sources, demand for natural gas outside the state of California, and general economic conditions can also result in significant shifts in market price, which may in turn impact demand.

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

Natural gas-fired electric generation within Southern California (and demand for natural gas supplied to such plants) competes with electric power generated throughout the western United States. Natural gas transported for electric generating plant customers may be affected by the growth in renewable generation (including rooftop solar), the addition of more efficient gas technologies, new energy efficiency initiatives, and the extent that regulatory changes in electric transmission infrastructure investment divert electric generation from the California Utilities’ respective service areas. The demand may also fluctuate due to volatility in the demand for electricity due to climate change, weather conditions and other impacts, and the availability of competing supplies of electricity such as hydroelectric generation and other renewable energy sources. We provide additional information regarding the electric industry and related infrastructure projects and regulatory impacts at the California Utilities in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The natural gas distribution business is seasonal, and cash provided from operating activities generally is greater during and immediately following the winter heating months. As is prevalent in the industry, SoCalGas injects natural gas into storage during the summer months (usually April through October), which reduces cash provided from operating activities during this period, for withdrawal from storage during the winter months (usually November through March), which increases cash provided from operating activities, when customer demand is higher. SCAQMD has issued a temporary moratorium to SoCalGas prohibiting the injection of natural gas into the Aliso Canyon storage facility, as we discuss in Risk Factors below.

ELECTRIC UTILITY OPERATIONS

SDG&E

Customers

SDG&E’s service area covers 4,100 square miles. At December 31, 2015, SDG&E had approximately 1.4 million electric customer meters consisting of approximately:

▪	1,268,700 residential

▪	150,100 commercial

▪	500 industrial

▪	5,100 direct access

▪	2,000 street and highway lighting

SDG&E’s active electric customer meters increased by approximately 9,800 and 8,000 in 2015 and 2014, respectively, representing annual growth rates of 0.7 percent and 0.6 percent, respectively. Based on forecasting of new housing starts, SDG&E expects that its new meter annual growth rate in 2016 will be slightly higher than the growth in 2015.

Resource Planning and Power Procurement

SDG&E’s resource planning, power procurement and related regulatory matters are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Electric Resources

The supply of electric power available to SDG&E for resale is based on CPUC-approved purchased-power contracts currently in place with various suppliers, SDG&E’s wholly owned generating facilities, and purchases on a spot basis. This supply as of December 31, 2015 is as follows:

SDG&E ELECTRIC RESOURCES

Resource	Number of contracts	Expiration date	Megawatts
PURCHASED-POWER CONTRACTS:
Contracts with Qualifying Facilities (QFs)(1):
Cogeneration	6	2016 and thereafter	139
Cogeneration tolling contracts(2)	2	2024, 2025	101
Total			240

Other contracts with renewable sources:
Wind	13	2018 to 2035	1,234
Solar PV	16	2033 to 2039	930
Bio-gas/Hydro	16	2016 and thereafter	39
Total			2,203

Tolling(2) and other contracts:
Natural gas tolling contracts	4	2019 to 2039	800
Hydro/Pump storage	1	2037	40
Demand response/Distributed generation	1	2016	25
Market(3)	2	2016, 2019	243
Total			1,108
Total contracted			3,551

OWNED GENERATION, NATURAL GAS:
Palomar Energy Center			565
Desert Star Energy Center			480
Miramar Energy Center			96
Cuyamaca Peak Energy Plant			45
Total owned generation			1,186
TOTAL CONTRACTED AND OWNED GENERATION			4,737
(1)
A QF is a generating facility which meets the requirements for QF status under the Public Utility Regulatory Policies Act of 1978. It includes cogeneration facilities, which produce electricity and another form of useful thermal energy (such as heat or steam) used for industrial, commercial, residential or institutional purposes.

(2)	Tolling contracts are purchased-power agreements under which SDG&E provides natural gas for generation to the energy supplier.
(3)	Agreements to purchase firm energy during specific periods at fixed prices.

Charges under most of the contracts with QFs are based on SDG&E’s avoided cost. Charges under the remaining contracts are for firm and as-generated energy, and are based on the amount of energy received or are tolls based on available capacity. The prices under these contracts are based on the market value at the time the contracts were negotiated.

Natural Gas Supply

SDG&E buys natural gas under short-term contracts for its Palomar, Desert Star, Miramar and Cuyamaca Peak generating facilities and for the Otay Mesa Energy Center LLC, Orange Grove Energy L.P., El Cajon Energy, LLC, Escondido Energy Center, LLC and Goal Line L.P. tolling contracts. Purchases are from various southwestern U.S. suppliers and are primarily priced based on published monthly bid-week indices. SDG&E’s natural gas is typically delivered from Southern California border receipt points to the SoCal CityGate pool via backbone transmission system rights which expire on September 30, 2017. The natural gas is then delivered to the generating facilities through SoCalGas’ and SDG&E’s pipeline systems in accordance with a transportation agreement that expires on May 31, 2017. SDG&E has also contracted with SoCalGas for natural gas storage through March 31, 2016. This is a year-to-year contract with a term of April through March that is renegotiated annually.

Power Pool

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement that allows access to power trading with more than 300 member utilities, power agencies, energy brokers and power marketers located throughout the United States and Canada. Participants are able to make power transactions on standardized terms, including market-based rates, preapproved by the FERC. Participation in the Western Systems Power Pool is intended to assist members in managing power delivery and price risk.

Transmission System and Access

SDG&E’s 500-kilovolt (kV) Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego, California. SDG&E’s share of the line is 1,162 megawatts (MW), although it can be less under certain system conditions.

SDG&E’s Sunrise Powerlink is a 500-kV transmission line constructed and operated by SDG&E with import capability of 1,000 MW of power. It provides transmission capability into SDG&E’s service territory for renewable energy generated at various renewable energy generation facilities located in the Imperial Valley region of Southern California. We provide further discussion of Sunrise Powerlink in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Mexico’s Baja California system is connected to SDG&E’s system via two 230-kV interconnections with combined capacity up to 408 MW in the north-to-south direction and 800 MW in the south-to-north direction, although it can be less under certain system conditions.

Edison’s transmission is connected to SDG&E’s system at SONGS via five 230-kV transmission lines.

We provide additional information regarding transmission matters in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Chilquinta Energía

Customers

Chilquinta Energía has approximately 672,000 customer meters in the cities of Valparaiso and Viña del Mar in central Chile, with a main service area covering 4,400 square miles. At December 31, 2015, its customer meters consisted of approximately:

▪	620,200 residential

▪	38,300 commercial

▪	1,400 industrial

▪	7,100 street and highway lighting

▪	5,200 agricultural

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

In 2015, Chilquinta Energía added approximately 15,000 new customer meters at a growth rate of 2.3 percent. Chilquinta Energía’s electric energy sales decreased by approximately 57,000 megawatt hours (MWh) and increased by approximately 88,000 MWh in 2015 and 2014, respectively, representing a decline in annual growth rate of 1.9 percent in 2015 and an increase of 3 percent in 2014. The decrease in electric energy sales in 2015 is primarily due to the transfer of certain non-regulated customers from Chilquinta Energía to the energy-services company, Tecnored S.A., a subsidiary of Sempra South American Utilities in Chile.

Electric Resources

The supply of electric power available to Chilquinta Energía comes from purchased-power contracts currently in place with its various suppliers and its suppliers’ generating facilities. This supply as of December 31, 2015 was as follows:

CHILQUINTA ENERGÍA ELECTRIC RESOURCES

Resource	Number of contracts	Expiration date	Megawatts
PURCHASED-POWER CONTRACTS(1)(2):
Thermal/Hydro/Wind/Solar	18	2020 to 2026	439

SMALL GENERATION PLANTS:
Thermal			11
TOTAL			450
(1)	Contracts with fuel sources that include natural gas, coal or diesel are collectively referred to as thermal.
(2)
In 2015, energy contracts in the Central Interconnected System, where Chilquinta Energía operates, were supplied 50 percent from thermal, 45 percent from hydro, 3 percent from wind and 2 percent from solar sources.

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

Transmission System and Access

Transmission lines in Chile are either part of its main transmission system (sistema de transmisión troncal) or its sub-transmission system (sistema de subtransmisión). In Chile, main transmission lines must be greater than or equal to 220 kV. Chilquinta Energía primarily uses Transelec, a third party, for its main transmission. In general, sub-transmission systems operate at voltage levels greater than 23 kV and lower than or equal to 220 kV. Sub-transmission systems, including those owned by Chilquinta Energía, are comprised of infrastructure that is interconnected to the electricity system to supply non-regulated and regulated end-users located in the distribution service area.

We discuss transmission line projects that were completed in 2015 or are ongoing at Chilquinta Energía’s joint ventures in the “Our Business” and “Factors Influencing Future Performance” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Luz del Sur

Customers

Luz del Sur has approximately 1,053,000 customer meters in the southern zone of metropolitan Lima, Peru, with a main service area covering approximately 1,394 square miles. At December 31, 2015, its customer meters consisted of approximately:

▪	987,300 residential

▪	55,900 commercial

▪	4,000 industrial

▪	5,000 street and highway lighting

▪	500 agricultural

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

In 2015, Luz del Sur added approximately 24,000 new customer meters at a growth rate of 2.3 percent. Luz del Sur’s electric energy sales increased by approximately 262,000 MWh and 303,000 MWh in 2015 and 2014, respectively, representing annual growth rates of 3.6 percent in 2015 and 4 percent in 2014.

Electric Resources

The supply of electric power available to Luz del Sur comes from purchased-power contracts currently in place with various suppliers, as well as purchases made on an as-needed basis. Starting in September 2015, Luz del Sur also began using the supply of power generated by Santa Teresa, its wholly owned 100-MW hydroelectric power plant in Peru’s Cusco region.

Luz del Sur’s electric power supply as of December 31, 2015 was as follows:

LUZ DEL SUR ELECTRIC RESOURCES

Resource	Number of contracts	Expiration date	Megawatts
PURCHASED-POWER CONTRACTS(1):
Auction contracts:
Hydro	12	2021 to 2025	378
Thermal	10	2021 to 2025	889
Hydro/Thermal	3	2021 to 2025	231
Total contracted			1,498

OWNED GENERATION, HYDRO:
Santa Teresa(2)			59
TOTAL CONTRACTED AND OWNED GENERATION			1,557
(1)	Contracts with fuel sources that include natural gas, coal or diesel are collectively referred to as thermal.
(2)	Firm capacity is estimated at 59 MW based on guidelines established by the system operator in Peru and historical water flows. Available excess capacity is sold on the spot market.

Power Generation System

The Sistema Eléctrico Interconectado Nacional (SEIN) is the Peruvian national interconnected system. Peru also has several isolated regional and smaller systems that provide electricity to specific areas. The OSINERGMIN, in addition to setting tariffs as discussed above, controls and enforces compliance with legal and technical regulations related to electric activities and supervises the bidding processes required by distribution companies to purchase energy from generators.

The Committee of Economic Operation of the National Interconnected System (Comité de Operación Económica del Sistema Interconectado Nacional, or COES) coordinates the operation and dispatch of electricity of the SEIN, and manages the short-term market. The COES oversees generation, transmission and distribution companies, as well as unregulated customers with a demand higher than 200 kW.

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

We discuss ongoing transmission line and substation projects at Luz del Sur in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Influencing Future Performance” in the Annual Report.

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

Generation – Renewables

Sempra Renewables primarily competes for wholesale contracts for the generation and sale of electricity through its development of and investments in wind and solar generation facilities. Sempra Renewables will compete with other non-utility generators, regulated utilities, unregulated subsidiaries of regulated utilities, and other energy service companies for sales of non-contracted renewable energy when its Copper Mountain Solar 4 facility is placed in service in 2016 until a 20-year power sales agreement with Edison begins in 2020. The number and type of competitors may vary based on location, generation type and project size. Also, regulatory initiatives designed to enhance energy consumption from renewable resources for regulated utility companies may increase competition from these types of institutions. These utilities may have a lower cost of capital than most independent renewable power producers and often are able to recover fixed costs through rate base mechanisms. This allows them to build, buy and upgrade renewable generation projects without relying exclusively on market clearing prices to recover their investments. Additionally, generation from Sempra Renewables’ renewable energy assets is exposed to fluctuations in naturally occurring conditions such as wind, inclement weather and hours of sunlight.

Our renewable energy competitors include, among others:

▪ Avangrid (formerly Iberdrola) ▪ First Solar ▪ Invenergy ▪ MidAmerican Energy	▪ NextEra Energy Resources ▪ NRG Energy ▪ SunEdison
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

Sempra Natural Gas’ competitors include, among others:

▪ AGL Resources ▪ Avangrid (formerly Iberdrola) ▪ Boardwalk Pipeline Partners ▪ Cardinal Gas Storage Partners ▪ Clean Energy ▪ Duke Energy ▪ Enbridge ▪ Energy Transfer Partners	▪ Enterprise Products Partners ▪ Kinder Morgan ▪ Macquarie Infrastructure Partners ▪ NiSource ▪ Plains All American Pipeline ▪ Spectra Energy ▪ TransCanada ▪ The Williams Companies
Sempra Mexico’s natural gas pipeline competitors include, among others:

▪ Carso Energy ▪ Enagas ▪ Energy Transfer ▪ Fermaca ▪ ENGIE S.A. (formerly GDF SUEZ S.A.)	▪ Kinder Morgan ▪ Mitsui ▪ Cenagas ▪ TransCanada
LNG

Technological advances associated with shale gas and tight oil production have eliminated the need for North American LNG import facilities and increased interest in liquefaction and export opportunities.

At current forward gas prices, U.S. Gulf Coast liquefaction is among the most price competitive potential LNG supply in the world. Brownfield liquefaction is particularly price competitive, resulting from many factors, including:

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

Global LNG competition, primarily from Canada, Russia, East Africa and Australia, may limit U.S. LNG exports, as international liquefaction projects attempt to match U.S. Gulf Coast LNG production costs and customer contractual rights such as volume and destination flexibility. Host governments for international liquefaction projects are altering fiscal and tax regimes in an effort to make projects in their jurisdictions competitive relative to U.S. projects; however, sustained low oil prices may cause some of the international projects to become unfeasible due to their LNG price formulas’ link to oil prices. It is expected that U.S. LNG exports will increase competition for current and future global natural gas demand, and thereby facilitate development of a global commodity market for natural gas.

Sempra Natural Gas has a 50.2-percent equity interest in Cameron LNG JV, which owns a regasification facility in Hackberry, Louisiana. The joint venture began construction in the second half of 2014 on a natural gas liquefaction export facility using some of the existing regasification infrastructure. The joint venture has authorization to export LNG to both Free Trade Agreement (FTA) countries and to countries that do not have an FTA with the United States.

Cameron LNG JV has 20-year liquefaction and regasification tolling capacity agreements in place with ENGIE S.A. and affiliates of Mitsubishi Corporation and Mitsui & Co., Ltd., which subscribe the full nameplate capacity of three trains at the facility. In addition, Cameron LNG JV is working on the development of up to two additional trains. These projects would compete against other global projects. We discuss Cameron LNG JV in Notes 3 and 4 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Influencing Future Performance” in the Annual Report. Our joint venture partners, affiliates of ENGIE S.A., Mitsubishi Corporation (through a related company jointly established with Nippon Yusen Kabushiki Kaisha (NYK)), and Mitsui & Co., Ltd., compete globally to market and sell LNG to end users, including gas and electric utilities located in LNG importing countries around the world. By providing liquefaction services, Cameron LNG JV will compete indirectly with liquefaction projects currently operating and those under development in the global LNG market. In addition to the U.S., these competitors are located in the Middle East, Southeast Asia, Africa, South America, Australia and Europe.

Sempra Energy is also taking steps to develop additional LNG export facilities at Sempra Natural Gas’ Port Arthur, Texas property and Sempra Mexico’s Energía Costa Azul regasification facility.

Our LNG liquefaction business’ major domestic and international competitors will include, among others, the following companies and their related LNG affiliates:

▪ BG ▪ BP	▪ Kinder Morgan ▪ Petronas
▪ Cheniere Energy	▪ Qatar Petroleum
▪ Chevron	▪ Royal Dutch Shell
▪ ConocoPhillips	▪ Total
▪ ExxonMobil	▪ Woodside

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

At December 31, 2015, we had accrued estimated remaining investigation and remediation liabilities of $2 million at SDG&E and $25 million at SoCalGas, both related to hazardous waste sites for which the Hazardous Waste Collaborative mechanism applies, as described above. The accruals include costs for numerous locations, most of which had been manufactured-gas plants at SoCalGas. We believe that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the consolidated results of operations, cash flows or financial condition of Sempra Energy, SDG&E or SoCalGas.

We record estimated liabilities for environmental remediation when amounts are probable and estimable. In addition, we record amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism as regulatory assets.

Air and Water Quality

The electric and natural gas industries are subject to increasingly stringent air-quality and greenhouse gas standards, such as those established by the United States Environmental Protection Agency (EPA), the CARB and SCAQMD. The California Utilities generally recover in rates the costs to comply with these standards. We discuss greenhouse gas standards and credits further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS have an agreement with the California Coastal Commission (CCC) to mitigate environmental impacts to the marine environment attributed to the cooling-water discharge from SONGS during its operation. SONGS’ early retirement, described in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report, does not reduce SDG&E’s mitigation obligation. SDG&E’s share of the mitigation costs is estimated to be $57 million, of which $43 million had been incurred through December 31, 2015, and $14 million is accrued for the remaining costs through 2050. Artificial kelp reef, fish hatchery and wetlands restoration projects are complete, but continue to be studied until the CCC accepts the projects. The remaining costs are to meet CCC acceptance requirements and maintain the projects through 2050.

We discuss SoCalGas’ Aliso Canyon natural gas storage facility in “Risk Factors” below, and in “Factors Influencing Future Performance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANTS

EXECUTIVE OFFICERS OF SEMPRA ENERGY

Name	Age(1)	Position(1)
Debra L. Reed	59	Chairman and Chief Executive Officer
Mark A. Snell	59	President
Joseph A. Householder	60	Executive Vice President and Chief Financial Officer
Martha B. Wyrsch	58	Executive Vice President and General Counsel
Steven D. Davis	60	Executive Vice President - External Affairs and Corporate Strategy
Trevor I. Mihalik	49	Senior Vice President, Controller and Chief Accounting Officer
G. Joyce Rowland	61	Senior Vice President, Chief Human Resources Officer and Chief Administrative
		Officer
(1) Ages and positions are as of February 26, 2016.

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

EXECUTIVE OFFICERS OF SDG&E AND SOCALGAS

Name	Age(1)	Position(1)
San Diego Gas & Electric Company:
J. Walker Martin	54	Chairman, President and Chief Executive Officer
James P. Avery	59	Chief Development Officer
J. Chris Baker	56	Chief Information Officer
Lee Schavrien	61	Chief Administrative Officer
Erbin B. Keith	55	Senior Vice President and General Counsel
Bruce Folkmann	48	Vice President, Controller, Chief Financial Officer, Chief Accounting Officer
		and Treasurer
Southern California Gas Company:
Dennis V. Arriola	55	Chairman, President and Chief Executive Officer
J. Bret Lane	56	Chief Operating Officer
J. Chris Baker	56	Chief Information Officer
Lee Schavrien	61	Chief Administrative Officer
Sharon L. Tomkins	50	Vice President and General Counsel
Bruce Folkmann	48	Vice President, Controller, Chief Financial Officer, Chief Accounting Officer
		and Treasurer
(1) Ages and positions are as of February 26, 2016.

With the exception of Mr. Arriola, each executive officer of SDG&E and SoCalGas has been an officer or employee of Sempra Energy or its subsidiaries for at least the last five years.

Since joining Sempra Energy in 2005, Mr. Folkmann has held positions of increasing responsibility in the accounting and finance organization. Prior to his current position, Mr. Folkmann was the Vice President & Chief Financial Officer for Sempra U.S. Gas & Power, a subsidiary of Sempra Energy.

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

OTHER MATTERS

Employees of the Registrants

At December 31, each company has the following number of employees:

NUMBER OF EMPLOYEES

	December 31,
	2015	2014
Sempra Energy Consolidated(1)	17,387	17,046
SDG&E(1)	4,315	4,300
SoCalGas	8,438	8,324
(1)	Excludes employees of variable interest entities as defined by accounting principles generally accepted in the United States of America.

Labor Relations

SoCalGas

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council (collectively “Union”) under a single collective bargaining agreement. The provisions of the collective bargaining agreement for these employees covering wages, hours, working conditions, medical and all other benefit plans are in effect through September 30, 2018. At December 31, 2015, 67 percent of SoCalGas employees are represented by the Union.

SDG&E

Field employees and some clerical and technical employees at SDG&E are represented by the International Brotherhood of Electrical Workers. Provisions of the collective bargaining agreement covering wages and working conditions for these employees are in effect through August 31, 2020 (subject to wage renegotiation on September 1, 2019). For these same employees, the agreement covering pension and savings plan benefits is in effect through October 1, 2017 and the agreement covering health and welfare benefits is in effect through December 31, 2016. At December 31, 2015, 29 percent of SDG&E employees are covered by these agreements.

Sempra South American Utilities

Field, technical and administrative employees at Luz del Sur are represented by the Unified Trade Union of Electricity Workers of Lima and Callao, and the Trade Union of Employees of Electrolima. In February 2016, two collective bargaining agreements were signed covering these employees, which will also be extended to 138 nonrepresented employees. It will cover wages, working conditions and other benefit plans, and will be in effect from January 1, 2016 through December 31, 2016.

Field, technical and administrative employees at Chilquinta Energía are represented by Labor Union Number 1 Chilquinta Energía, Labor Union Number 2 Chilquinta Energía, Litoral Labor Union, Luzlinares Labor Union, Tecnored Labor Union Number 1, Negotiating Group Luzparral and Negotiating Group Casablanca. The collective bargaining agreements for employees represented by these unions and negotiating groups cover wages, hours, working conditions and medical and other benefit plans and are in effect through 2016 and 2019.

Professional employees at Chilquinta Energía are represented by Professional Union. The collective bargaining agreement for these employees covers wages, hours, working conditions and medical and other benefit plans and is in effect through July 2, 2017.

At December 31, 2015, Sempra South American Utilities has a total of 1,378 employees in Peru, of whom 24 percent are covered under a labor agreement, and 1,441 employees in Chile, of whom 41 percent are covered under labor agreements.

Sempra Mexico

At December 31, 2015, Sempra Mexico has 639 employees, 6 percent of whom are covered by various collective bargaining agreements with different labor unions. The collective bargaining agreements are subject to renegotiation on an annual basis with respect to wages, and otherwise on a bi-annual basis.

Mobile Gas

Field employees at Mobile Gas are represented by the United Steelworkers Union under a single collective bargaining agreement. The agreement for these employees covers wages, hours, working conditions and medical and other benefit plans and is in effect through November 30, 2017. At December 31, 2015, Mobile Gas has a total of 215 employees, 34 percent of whom are covered under this agreement.

ITEM 1A. RISK FACTORS

When evaluating our company and its subsidiaries, you should consider carefully the following risk factors and all other information contained in this report. These risk factors could materially adversely affect our actual results and cause such results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We may also be materially harmed by risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of the following occurs, our businesses, cash flows, results of operations, financial condition and/or prospects could be materially negatively impacted. In addition, the trading prices of our securities and those of our subsidiaries could substantially decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning our company set forth in the Annual Report, including, without limitation, the information set forth in the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In this section, when we state that a risk or uncertainty may, could or will have a “material adverse effect” on us or may, could or will “materially adversely affect” us, we mean that the risk or uncertainty may, could or will, as the case may be, have a material adverse effect on our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities or those of our subsidiaries.

Sempra Energy’s cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries and the ability to utilize the cash flows from those subsidiaries.

Sempra Energy’s ability to pay dividends and meet its debt obligations depends almost entirely on cash flows from its subsidiaries and, in the short term, its ability to raise capital from external sources. In the long term, cash flows from the subsidiaries depend on their ability to generate operating cash flows in excess of their own expenditures, preferred stock dividends (if any), and long-term debt obligations. In addition, the subsidiaries are separate and distinct legal entities that are not obligated to pay dividends and could be precluded from making such distributions under certain circumstances, including, without limitation, as a result of legislation, regulation, court order, contractual restrictions or in times of financial distress.

A significant portion of our worldwide cash reserves are generated by, and therefore held in, foreign jurisdictions. Some jurisdictions restrict the amount of cash that can be transferred to the United States or impose taxes on such transfers of cash, which reduces the cash available to us. In addition, we may be required to pay U.S. income taxes on earnings that are not repatriated if legislation being discussed on this matter is passed. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our United States operations, we may incur significant U.S. and foreign taxes to repatriate these funds.

Conditions in the financial markets and economic conditions generally may materially adversely affect us.

Our businesses are capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and refund outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations.

Limitations on the availability of credit and increases in interest rates or credit spreads may materially adversely affect our businesses, cash flows, results of operations, financial condition and/or prospects, as well as our ability to meet contractual and other commitments. In difficult credit market environments, we may find it necessary to fund our operations and capital expenditures at a higher cost or we may be unable to raise as much funding as we need to support new business activities. This could cause us to reduce capital expenditures and could increase our cost of servicing debt, both of which could significantly reduce our short-term and long-term profitability.

The availability and cost of credit for our businesses may be greatly affected by credit ratings. If the credit ratings of SoCalGas or SDG&E were to be reduced, their cash flows and results of operations could be materially adversely affected, and any reduction in Sempra Energy’s credit ratings could materially adversely affect the cash flows and results of operations of Sempra Energy and its regulated utility subsidiaries located outside of California. If the credit ratings of Sempra Energy or any of its subsidiaries were to decline, especially below investment grade, financing costs and the principal amount of borrowings would likely increase due to the additional risk of our debt and because certain counterparties may require collateral in the form of cash, a letter of credit or other forms of security for new and existing transactions. Such amounts may be material and could adversely affect our cash flows, results of operations and financial condition.

Sempra Energy has substantial investments in Mexico and South America which expose us to foreign currency, inflation, legal, tax, economic, geo-political and management oversight risk.

We have foreign operations in Mexico and South America. Our foreign operations pose complex management, foreign currency, legal, tax and economic risks, which we may not be able to fully mitigate with our actions. These risks differ from and potentially may be greater than those associated with our domestic businesses. All of our international businesses are sensitive to geo-political uncertainties, and our non-utility international businesses are sensitive to changes in the priorities and budgets of international customers, all of which may be driven by changes in threat environments and potentially volatile worldwide economic conditions, and various regional and local economic and political factors, risks and uncertainties, as well as U.S. foreign policy. Foreign currency exchange and inflation rates and fluctuations may have an impact on our revenue, costs or cash flows from our international operations, which could materially adversely affect our financial performance. Our primary currency exposures are to the Mexican, Peruvian and Chilean currencies. Our primary objective in reducing foreign currency risk is to preserve the economic value of our foreign investments and to reduce earnings volatility that would otherwise occur due to exchange rate fluctuations. We may attempt to offset material cross-currency transactions and earnings exposure through various means, including financial instruments and short-term investments. Because we generally do not hedge our net investments in foreign countries, we are susceptible to volatility in other comprehensive income caused by exchange rate fluctuations, primarily related to our South American subsidiaries, whose functional currency is not the U.S. dollar. We discuss our foreign currency exposure at our Mexican subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes – Foreign Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity” and “Factors Influencing Future Performance – Market Risk – Foreign Currency Rate Risk” in the Annual Report.

Risks Related to All Sempra Energy Subsidiaries

Severe weather conditions, natural disasters, catastrophic accidents, major equipment failures or acts of terrorism could materially adversely affect our businesses, financial condition, results of operations, cash flows and/or prospects.

Like other major industrial facilities, ours may be damaged by severe weather conditions, natural disasters such as earthquakes, tsunamis and fires, catastrophic accidents, major equipment failures or acts of terrorism. Because we are in the business of using, storing, transporting and disposing of highly flammable and explosive materials, as well as radioactive materials, and operating highly energized equipment, the risks such incidents may pose to our facilities and infrastructure, as well as the risks to the surrounding communities, are substantially greater than the risks such incidents may pose to a typical business. The facilities and infrastructure that we own and in which we have interests that may be subject to such incidents include, but are not limited to:

▪ natural gas, propane and ethane pipelines, storage and compression facilities	▪ LNG terminals and storage
▪ chartered LNG tankers	▪ nuclear fuel and nuclear waste storage facilities
▪ electric transmission and distribution	▪ nuclear power facilities
▪ power generation plants
Such incidents could result in severe business disruptions, property damage, injuries or loss of life, significant decreases in revenues and earnings, and/or significant additional costs to us. Any such incident could have a material adverse effect on our businesses, financial condition, results of operations, cash flows and/or prospects.

Depending on the nature and location of the facilities and infrastructure affected, any such incident also could cause catastrophic fires; natural gas odorant; propane or ethane leaks; radioactive releases; explosions, spills or other significant damage to natural resources or property belonging to third parties; personal injuries, health impacts or fatalities; or present a nuisance to impacted communities. Any of these consequences could lead to significant claims against us. In some cases, we may be liable for damages even though we are not at fault, and in cases where the concept of inverse condemnation applies, we may be liable for damages without being found to be at fault or to have been negligent. Insurance coverage may significantly increase in cost or become unavailable for certain of these risks, and any insurance proceeds we receive may be insufficient to cover our losses or liabilities due to the existence of limitations, exclusions, high deductibles, failure to comply with procedural requirements, and other factors, which could materially adversely affect our businesses, financial condition, results of operations, cash flows and/or prospects.

Severe weather conditions may also impact our businesses, including our international operations. On January 17, 2014, the Governor of California declared a state of emergency because of severe drought conditions in the state. The drought conditions in California and the western United States increase the risk of catastrophic wildfires in SDG&E’s and SoCalGas’ service territories, which could place third party property and our electric and natural gas infrastructure in jeopardy. The drought conditions also reduce the amount of power available from hydro-electric generation facilities in the Northwest United States, which could adversely impact the availability of a reliable energy supply into the California electric grid managed by the California ISO. If alternate supplies of electric generation are not available to replace the lower level of power available from hydro-electric generation facilities, this could result in temporary power shortages in SDG&E’s service territory.

Another example of weather impacting operations is a strong El Niño weather pattern in the Pacific Ocean, which has caused severe rainstorms in Southern California during the winter in late 2015 and early 2016, and could continue beyond that timeframe. Significant rainstorms and associated high winds, such as those caused by a strong El Niño weather pattern, could damage our electric and natural gas infrastructure, resulting in increased expenses, including higher maintenance and repair costs, and interruptions in electricity and natural gas delivery services. As a result, these events can have significant financial consequences, including regulatory penalties and disallowances if the California Utilities or our utilities in Mexico, South America, Alabama and Mississippi encounter difficulties in restoring service to their customers on a timely basis. Further, the cost of storm restoration efforts may not be fully recoverable through the regulatory process. Any such events could have a material adverse effect on our businesses, financial condition, results of operations and cash flows.

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

Our businesses are subject to increasingly complex accounting and tax requirements, and the regulations, laws and tariffs that affect us may change in response to economic or political conditions. Compliance with these requirements could increase our operating costs, and new tax legislation, regulations or other interpretations in the U.S. and other countries in which we operate could materially adversely affect our tax expense and/or tax balances. Changes in regulations, laws and tariffs and how they are implemented and interpreted may have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.

Our operations are subject to rules relating to transactions among the California Utilities and other Sempra Energy businesses. These rules are commonly referred to as “affiliate rules,” which primarily impact commodity and commodity-related transactions. These businesses could be materially adversely affected by changes in these rules or to their interpretations, or by additional CPUC or FERC rules that further restrict our ability to sell electricity or natural gas to, or to trade with, the California Utilities and with each other. Affiliate rules also could require us to obtain prior approval from the CPUC before entering into any such transactions with the California Utilities. Any such restrictions on or approval requirements for transactions among affiliates could materially adversely affect the LNG terminals, natural gas pipelines, electric generation facilities, or other operations of our subsidiaries, which could have a material adverse effect on our businesses, results of operations and/or prospects.

Our businesses require numerous permits, licenses, franchise agreements, and other governmental approvals from various federal, state, local and foreign governmental agencies; any failure to obtain or maintain required permits, licenses or approvals could cause our sales to materially decline and/or our costs to materially increase, and otherwise materially adversely affect our businesses, cash flows, financial condition, results of operations and/or prospects.

All of our existing and planned development projects require multiple approvals. The acquisition, construction, ownership and operation of LNG terminals; natural gas pipelines and distribution and storage facilities; electric generation, transmission and distribution facilities; and propane and ethane systems require numerous permits, licenses, franchise agreements, certificates and other approvals from federal, state, local and foreign governmental agencies. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed or modified in litigation. In addition, permits, licenses, franchise agreements, certificates, and other approvals may be modified, rescinded or fail to be extended by one or more of the governmental agencies and authorities that oversee our businesses. SoCalGas’ franchise agreements for the City of Los Angeles and Los Angeles County, where the Aliso Canyon facility is located, are due to expire in 2016 and 2017, respectively. If there is a delay in obtaining any required regulatory approvals or failure to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, or we may be forced to incur additional costs. Further, accidents beyond our control may cause us to violate the terms of conditional use permits, causing delays in projects. Any such delay or failure to obtain or maintain necessary permits, licenses, certificates and other approvals could cause our sales to materially decline, and/or our costs to materially increase, and otherwise materially adversely affect our businesses, cash flows, financial condition, results of operations and/or prospects.

Our businesses have significant environmental compliance costs, and future environmental compliance costs could have a material adverse effect on our cash flows and results of operations.

Our businesses are subject to extensive federal, state, local and foreign statutes, rules and regulations and mandates relating to environmental protection, including, air quality, water quality and usage, wastewater discharge, solid waste management, hazardous waste disposal and remediation, conservation of natural resources, wetlands and wildlife, renewable energy resources, climate change and greenhouse gas, or GHG, emissions. We are required to obtain numerous governmental permits, licenses, certificates and other approvals to construct and operate our businesses. Additionally, to comply with these legal requirements, we must spend significant amounts on environmental monitoring, pollution control equipment, mitigation costs and emissions fees. The California Utilities may be materially adversely affected if these additional costs for projects are not recoverable in rates. In addition, we may be ultimately responsible for all on-site liabilities associated with the environmental condition of our LNG terminals, natural gas transmission, distribution and storage facilities, electric generation, transmission and distribution facilities and other energy projects and properties, regardless of when the liabilities arose and whether they are known or unknown. In the case of our California and other regulated utilities, some of these costs may not be recoverable in rates. Our facilities, including those in our joint ventures, are subject to laws and regulations protecting migratory birds, which have recently been the subject of increased enforcement activity with respect to wind farms. Failure to comply with applicable environmental laws, regulations and permits may subject our businesses to substantial penalties and fines and/or significant curtailments of our operations, which could materially adversely affect our cash flows and/or results of operations.

The scope and effect of new environmental laws and regulations, including their effects on our current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation and regulation may have substantial negative effects on our operations, operating costs, and the scope and economics of proposed expansion, which could have a material adverse effect on our results of operations, cash flows and/or prospects. In particular, state-level laws and regulations, as well as proposed state, national and international legislation and regulation relating to the control and reduction of GHG emissions (including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride), may materially limit or otherwise materially adversely affect our operations. The implementation of recent and proposed California and federal legislation and regulation may materially adversely affect our non-utility businesses by imposing, among other things, additional costs associated with emission limits, controls and the possible requirement of carbon taxes or the purchase of emissions credits. Similarly, our California and other regulated utilities may be materially adversely affected if these additional costs are not recoverable in rates. Even if recoverable, the effects of existing and proposed greenhouse gas emission reduction standards may cause rates to increase to levels that substantially reduce customer demand and growth and may have a material adverse effect on the California Utilities’ cash flows. SDG&E may also be subject to significant penalties and fines if certain mandated renewable energy goals are not met.

In addition, existing and future laws, orders and regulations regarding mercury, nitrogen and sulfur oxides, particulates, methane or other emissions could result in requirements for additional monitoring, pollution monitoring and control equipment, safety practices or emission fees, taxes or penalties that could materially adversely affect our results of operations and/or cash flows. Moreover, existing rules and regulations may be interpreted or revised in ways that may materially adversely affect our results of operations and/or cash flows.

We provide further discussion of these matters in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Our businesses, results of operations, financial condition and/or cash flows may be materially adversely affected by the outcome of litigation against us.

Sempra Energy and its subsidiaries are defendants in numerous lawsuits and arbitration proceedings. We have spent, and continue to spend, substantial amounts of money and time defending these lawsuits and proceedings, and in related investigations and regulatory proceedings. We discuss pending proceedings in Note 15 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. The uncertainties inherent in lawsuits, arbitrations and other legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. In addition, juries have demonstrated a willingness to grant large awards, including punitive damages, in personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable in whole or in part in rates from our customers, which in each case could materially adversely affect our businesses, cash flows, results of operations and/or financial condition.

We cannot and do not attempt to fully hedge our assets or contract positions against changes in commodity prices. In addition, for those contract positions that are hedged, our hedging procedures may not mitigate our risk as planned.

To reduce financial exposure related to commodity price fluctuations, we may enter into contracts to hedge our known or anticipated purchase and sale commitments, inventories of natural gas and LNG, natural gas storage and pipeline capacity and electric generation capacity. As part of this strategy, we may use forward contracts, physical purchase and sales contracts, futures, financial swaps, and options. We do not hedge the entire exposure to market price volatility of our assets or our contract positions, and the coverage will vary over time. To the extent we have unhedged positions, or if our hedging strategies do not work as planned, fluctuating commodity prices could have a material adverse effect on our results of operations, cash flows and/or financial condition.

In addition, possible changes in federal regulation of over-the-counter derivatives regulated by the U.S. Commodity Futures Trading Commission could impact the cost and effectiveness of our hedging programs, as we discuss in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Influencing Future Performance – Other Sempra Energy Matters” in the Annual Report. Certain of the contracts we use for hedging purposes are subject to fair value accounting. Such accounting may result in gains or losses in earnings for those contracts. In certain cases, these gains or losses may not reflect the associated losses or gains of the underlying position being hedged.

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

Several of our businesses have entered into and have in place collective bargaining agreements with different labor unions. Our collective bargaining agreements are generally negotiated on a company-by-company basis. Any failure to reach an agreement on new labor contracts or to negotiate these labor contracts might result in strikes, boycotts or other labor disruptions. Labor disruptions, strikes or significant negotiated wage and benefit increases, whether due to union activities, employee turnover or otherwise, could have a material adverse effect on our businesses, results of operations and/or cash flows.

New business technologies implemented by us or developed by others present a risk for increased attacks on our information systems and the integrity of our energy grid and our natural gas pipeline and storage infrastructure.

Cybersecurity and the protection of our operations and other activities, including our customer and employee information, are a priority at Sempra Energy, SDG&E and SoCalGas. In addition to general information and cyber risks that all Fortune 500 corporations face (e.g. malware, malicious intent by insiders and inadvertent disclosure of sensitive information), the utility industry faces evolving cybersecurity risks associated with protecting sensitive and confidential customer information, Smart Grid infrastructure, and natural gas pipeline and storage infrastructure. Deployment of new business technologies represents a new and large-scale opportunity for attacks on our information systems and confidential customer information, as well as on the integrity of the energy grid and the natural gas infrastructure. While our computer systems have been, and will likely continue to be, subjected to computer viruses or other malware, unauthorized access attempts, and cyber- or phishing-attacks, to date we have not experienced a material breach of cybersecurity. Addressing these risks is the subject of significant ongoing activities across Sempra Energy’s businesses, but we cannot ensure that a successful attack will not occur. An attack on our information systems, the integrity of the energy grid, our natural gas pipeline and storage infrastructure or one of our facilities, or unauthorized access to confidential customer information, could result in energy delivery service failures, financial loss, violations of privacy laws, customer dissatisfaction and litigation, any of which, in turn, could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.

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

Finally, as seen with recent cyber-attacks around the world, the goal of a cyber-attack may be primarily to inflict large-scale harm on a company and the places where it operates. Any such cyber-attack could cause widespread disruptions to our operating and administrative systems, including the destruction of critical information and programming, that could materially adversely affect our business operations and the integrity of the power grid, and/or release confidential information about our company and our customers, employees and other constituents.

Our businesses will need to continue to adapt to technological change which may cause us to incur significant expenditures to adapt to these changes and which efforts may not be successful.

We expect that emerging technologies may be superior to, or may not be compatible with, some of our existing technologies, investments and infrastructure, and may require us to make significant expenditures to remain competitive, or may result in the obsolescence of certain of our operating assets or the operating assets of our equity method investments. Our future success will depend, in part, on our ability and our investment partners’ abilities to anticipate and successfully adapt to technological changes, to offer services that meet customer demands and evolving industry standards and to recover all, or a significant portion of, any unrecovered investment in obsolete assets. If we incur significant expenditures in adapting to technological changes, fail to adapt to significant technological changes, fail to obtain access to important new technologies, or fail to recover a significant portion of any remaining investment in obsolete assets, our businesses, operating results and financial condition could be materially and adversely affected. Examples of technological changes that could negatively impact our businesses include

▪ California Utilities—Technologies that could change the utilization of natural gas distribution and electric generation, transmission and distribution assets including
□	energy storage technology, and

□	The expanded cost effective utilization of distributed generation (e.g., rooftop solar and community solar projects).

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

□
At our LNG businesses, technologies that lower global natural gas and LNG consumption would have the greatest impact on that business. These technologies include cost effective batteries for renewable electricity generation, economic improvements to gas-to-liquids conversion processes, and advances associated with seabed or Arctic gas hydrate exploitation.

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
The CPUC conducts various reviews and audits of utility performance, safety standards and practices, compliance with CPUC regulations and standards, affiliate relationships and other matters. These reviews and audits may result in disallowances, fines and penalties that could materially adversely affect our financial condition, results of operations and/or cash flows. SoCalGas and SDG&E may be subject to penalties or fines related to their operation of natural gas pipelines and storage and, for SDG&E, electric operations, under regulations concerning natural gas pipeline safety and citation programs concerning both gas and electric safety, which could have a material adverse effect on their results of operations, financial condition and/or cash flows. We discuss various CPUC proceedings relating to the California Utilities’ rates, costs, incentive mechanisms, and performance-based regulation in Notes 13 and 14 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

The CPUC periodically approves the California Utilities’ rates based on authorized capital expenditures, operating costs, including income taxes, and an authorized rate of return on investment. Delays by the CPUC on decisions authorizing recovery or authorizations for less than full recovery may adversely affect the working capital and financial condition of each of the California Utilities. If the California Utilities receive an adverse CPUC decision and/or actual capital expenditures and/or operating costs were to exceed the amounts approved by the CPUC, our results of operations, financial condition, cash flows and/or prospects could be materially adversely affected. Reductions in key benchmark interest rates may trigger automatic adjustment mechanisms which would reduce the California Utilities’ authorized rates of return, changes in which could materially adversely affect their results of operations, financial condition, cash flows and/or prospects.

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

The California Utilities may be materially adversely affected by new legislation, regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies. In addition, existing legislation or regulations may be revised or reinterpreted. New, revised or reinterpreted legislation, regulations, decisions, orders or interpretations could change how the California Utilities operate, could affect their ability to recover various costs through rates or adjustment mechanisms, or could require them to incur substantial additional expenses.

The construction and expansion of the California Utilities’ natural gas pipelines, SoCalGas’ storage facilities, and SDG&E’s electric transmission and distribution facilities require numerous permits, licenses and other approvals from federal, state and local governmental agencies. If there are delays in obtaining these approvals, or failure to obtain or maintain these approvals, or to comply with applicable laws or regulations, the California Utilities’ businesses, cash flows, results of operations, financial condition and/or prospects could be materially adversely affected. Coordinating these projects so that they are on time and within budget requires good execution from our employees and contractors, cooperation of third parties and the absence of litigation and regulatory delay. In the event that one or more of these major projects is delayed or experiences significant cost overruns, this could have a material adverse effect on the California Utilities. The California Utilities may invest a significant amount of money in a major capital project prior to receiving regulatory approval. If the project does not receive regulatory approval, if the regulatory approval is conditioned on major changes, or if management decides not to proceed with the project, they may be unable to recover any or all amounts invested in that project, which could materially adversely affect their financial condition, results of operations, cash flows and/or prospects.

Our California Utilities are also affected by the activities of organizations such as The Utility Reform Network (TURN), Utility Consumers’ Action Network (UCAN), Sierra Club and other stakeholder and advocacy groups. Operations that may be influenced by these groups include

▪	the rates charged to our customers;

▪	our ability to site and construct new facilities;

▪	our ability to purchase or construct generating facilities;

▪	safety;

▪	the issuance of securities;

▪	accounting matters;

▪	transactions between affiliates;

▪	the installation of environmental emission controls equipment;

▪	our ability to decommission generating facilities and recover the remaining carrying value of such facilities and related costs;

▪	our ability to recover costs incurred in connection with nuclear decommissioning activities from trust funds established to pay for such costs;

▪
the amount of certain sources of energy we must use, such as renewable sources; limits on the amount of certain energy sources we can use, such as natural gas; and programs to encourage reductions in energy usage by customers; and

▪	the amount of costs associated with these operations that may be recovered from customers.

SoCalGas will incur significant costs and expenses to remediate the natural gas leak at its Aliso Canyon natural gas storage facility and to mitigate local community and environmental impacts from the leak, some or a substantial portion of which may not be recoverable through insurance, and SoCalGas also may incur significant liabilities for fines, penalties, damages and greenhouse gas mitigation activities as a result of this incident, some or a significant portion of which may not be recoverable through insurance.

In October 2015, SoCalGas discovered a leak at one of its injection and withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility, located in the northern part of the San Fernando Valley in Los Angeles County. The Aliso Canyon facility, which has been operated by SoCalGas since 1972, is situated in the Santa Susana Mountains. SS25 is more than one mile away from and 1,200 feet above the closest homes. It is one of more than 100 injection and withdrawal wells at the storage facility.

Stopping the Leak and Mitigation Efforts

SoCalGas worked closely with several of the world's leading experts to stop the leak, including planning and obtaining all necessary approvals for drilling relief wells. After discovering the leak, SoCalGas made seven unsuccessful attempts to plug SS25 by pumping fluids down the well shaft. In early December 2015, SoCalGas began drilling a relief well designed to stop the leak by plugging the well at its base. On February 11, 2016, SoCalGas began pumping heavy fluids through the relief well into SS25 near the base of the well, which controlled the flow of natural gas through the well and stopped the leak. In order to permanently seal the well and consistent with directives from the DOGGR and CPUC, SoCalGas then injected cement into SS25 at its base and on February 18, 2016, the DOGGR confirmed that the well was permanently sealed.

Pursuant to a stipulation and order and in response to claims made pursuant to lawsuits described below, SoCalGas has been providing temporary relocation support to residents in the nearby community who request it. In addition, SoCalGas has been providing air filtration and purification systems to those residents in the nearby community requesting them. As a result of receiving the confirmation from DOGGR that the SS25 well was permanently sealed, SoCalGas started winding down its temporary relocation support. Subject to certain exceptions, the period for temporary relocation support to residents who temporarily relocated to short-term housing, such as hotels, concluded on February 25, 2016. This deadline has been challenged and is subject to a recent court order extending such period for an additional 22 days for certain residents. SoCalGas has appealed this order extending the support period. Additionally, residents who have been placed in rental housing will have through the agreed term of their leases to return home. In addition, SoCalGas also intends to mitigate the GHG emissions from the actual natural gas released.

The total costs incurred to remediate and stop the leak and to mitigate environmental and local community impacts will be significant, and to the extent not covered by insurance, or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.

Governmental Investigations and Civil and Criminal Litigation

Various governmental agencies, including the DOGGR, Los Angeles County Department of Public Health, SCAQMD, CARB, CPUC, EPA, Los Angeles District Attorney’s Office, and California Attorney General’s Office, are investigating this incident.  SoCalGas has been working in close cooperation with these agencies.

As of February 24, 2016, 83 lawsuits have been filed against SoCalGas, some of which have also named Sempra Energy, and, in derivative claims on behalf of Sempra Energy and SoCalGas, certain officers and directors of Sempra Energy and SoCalGas. These various lawsuits assert causes of action for negligence, strict liability, property damage, fraud, nuisance, trespass, and breach of fiduciary duties, among other things, and additional litigation may be filed against us in the future related to this incident. Many of these complaints seek class action status, compensatory and punitive damages, injunctive relief, and attorneys’ fees. The Los Angeles City Attorney and Los Angeles County Counsel have also filed a complaint on behalf of the people of the State of California against SoCalGas for public nuisance and violation of the California Unfair Competition Law. The California Attorney General, acting in her independent capacity and on behalf of the people of the State of California and the CARB, joined this lawsuit. The complaint, as amended to include the California Attorney General, adds allegations of violations of California Health and Safety Code sections 41700, prohibiting discharge of air contaminants that cause annoyance to the public, and 25510, requiring reporting of the release of hazardous material, as well as California Government Code section 12607 for equitable relief for the protection of natural resources. The complaint seeks an order for injunctive relief, to abate the public nuisance, and to impose civil penalties. The SCAQMD also filed a complaint against SoCalGas seeking civil penalties for alleged violations of several nuisance-related statutory provisions arising from the leak and delays in stopping the leak. That suit seeks up to $250,000 in civil penalties for each day the violations occurred.

On February 2, 2016, the Los Angeles District Attorney’s Office filed a misdemeanor criminal complaint against SoCalGas seeking penalties for alleged failure to provide timely notice of the leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a), and for violating California Health and Safety Code section 41700 prohibiting discharge of air contaminants that cause annoyance to the public.

The costs of defending against these civil and criminal lawsuits and cooperating with these investigations, and any damages and civil and criminal fines and other penalties, if awarded or imposed, could be significant and to the extent not covered by insurance, or if there were to be significant delays in receiving insurance recoveries, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.

Governmental Orders, Additional Regulation and Reliability

On January 6, 2016, the Governor of the State of California issued an order (the Governor’s Order) proclaiming a state of emergency to exist in Los Angeles County due to the natural gas leak at the Aliso Canyon facility. The Governor’s Order implements various orders with respect to:

▪	stopping the leak;

▪	protecting public health and safety;

▪	ensuring accountability; and

▪	strengthening oversight.

We provide further detail regarding the Governor’s Order in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

On January 23, 2016, the Hearing Board of the SCAQMD ordered SoCalGas to, among other things, stop the leak, control the release of natural gas into the air, and conduct air monitoring and public health studies. We provide further detail regarding the SCAQMD’s order in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

On January 25, 2016, the DOGGR and CPUC selected Blade Energy Partners to conduct an independent analysis under their supervision and to be funded by SoCalGas to investigate the technical root cause of the Aliso Canyon leak. In addition, effective February 5, 2016, the DOGGR amended the California Code of Regulations to require all underground natural gas storage facility operators, including SoCalGas, to take further steps to help ensure the safety of their gas storage operations. Additional hearings in the state legislature as well as with various other regulatory agencies have been or are expected to be scheduled, additional legislation has been proposed in the state legislature, and additional laws, orders, rules and regulations may be adopted.

The costs to comply with the various laws, orders, rules and regulations arising out of this incident could be significant, and to the extent not covered by insurance or in customer rates, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.

Natural gas withdrawn from storage is important for ensuring service reliability during peak demand periods, including heating needs in the winter, as well as peak electric generation needs in the summer. Aliso Canyon, with a storage capacity of 86 Bcf, is the largest storage facility and an important element of SoCalGas’ delivery system, serving millions of homes and businesses across Southern California. Aliso Canyon represents 63 percent of SoCalGas’ owned natural gas storage capacity. SoCalGas has not injected natural gas into Aliso Canyon since October 25, 2015, and in accordance with the Governor’s Order and subject to contrary CPUC reliability-based direction, SoCalGas will continue this moratorium on further injections until the completion of a review, utilizing independent experts, of the safety of each of the storage wells and air quality in the surrounding communities and an evaluation by an independent panel of scientific and medical experts on whether additional measures are needed to protect public health. We are also currently reviewing the recently released DOGGR safety review requirements associated with returning Aliso Canyon to an active injection/withdrawal status. If this facility were to be taken out of service for any meaningful period of time, it could result in an impairment of the Aliso Canyon facility and significantly higher than expected operating costs and/or additional capital expenditures and natural gas reliability and electric generation could be jeopardized. At December 31, 2015, the Aliso Canyon facility has a net book value of $243 million, excluding $162 million of construction work in progress for the project to construct a new compression station. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates, which may have a material adverse effect on our results of operations, cash flows and financial condition.

Insurance

We have at least four kinds of insurance policies that provide in excess of $1 billion in insurance coverage. We have been communicating with our insurance carriers and intend to pursue the full extent of our insurance coverage. These policies are subject to various policy limits, exclusions and conditions. There can be no assurance that we will be successful in obtaining insurance coverage for costs related to the leak under the applicable policies, and to the extent we are not successful, it could result in a material charge against earnings.

We discuss this matter further in Note 15 of the Notes to Consolidated Financial Statements and in “Capital Resources and Liquidity” and “Factors Influencing Future Performance” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Natural gas pipeline safety assessments may not be fully or adequately recovered in rates.

Pending the outcome of various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the California Utilities, may incur substantial incremental expense and capital investment associated with their natural gas pipeline operations and investments. The California Utilities filed a comprehensive plan with the CPUC to test or replace natural gas transmission pipelines that either have not been pressure tested or lack sufficient documentation of a pressure test, to enhance existing valve infrastructure and to retrofit pipelines to allow for the use of in-line inspection technology, referred to as SoCalGas’ and SDG&E’s Pipeline Safety Enhancement Plan (PSEP). The California Utilities’ total estimated cost for Phase I (the 10-year period from 2012 to 2022) of the two-phase PSEP was $2.1 billion ($1.6 billion for SoCalGas and $500 million for SDG&E). These cost estimates may continue to change over time to reflect the development of more detailed estimates, actual costs experienced as portions of the work are completed, and changes in scope.

In June 2014, the CPUC issued a final decision approving the utilities’ model for implementing PSEP, and established the criteria to determine the amounts related to PSEP that may be recovered from ratepayers and the processes for recovery of such amounts, including providing that such costs are subject to a reasonableness review. In October 2014, the California Utilities filed a petition for modification with the CPUC requesting authority to recover PSEP costs from customers, subject to refund pending the results of a reasonableness review by the CPUC. The request is pending at the CPUC.

The California Utilities filed an application to recover a portion of PSEP costs that they incurred prior to the CPUC’s June 2014 decision. Certain consumer advocacy groups recommended that the CPUC disallow a portion of these costs, and a CPUC decision in the proceeding remains pending. In the future, consumer advocacy groups may similarly recommend disallowances with respect to applications to recover PSEP costs.

In December 2015, in response to a request by intervenors for rehearing of the June 2014 PSEP decision, the CPUC adopted a decision finding shareholders responsible for the costs associated with pressure testing or replacing transmission pipelines installed between January 1, 1956 and July 1, 1961 for which the California Utilities do not have a record of a pressure test. The CPUC previously determined that because no pressure testing requirements existed prior to 1961, SoCalGas and SDG&E could recover the reasonable cost of pressure testing pipelines installed during that timeframe. SoCalGas and SDG&E filed an Application for Rehearing of the December 2015 PSEP decision in January 2016. The December 2015 decision also transfers consideration of SoCalGas’ and SDG&E’s pending petition for modification of the June 2014 PSEP decision, and any other interim rate recovery issues, to a pending PSEP Phase 2 application proceeding. In the Phase 2 PSEP proceeding, SoCalGas and SDG&E seek authority to proceed with initial planning and engineering work in order to develop detailed cost estimates for Phase 2 of PSEP.

If the CPUC were to decide as part of any future reasonableness review or rehearing application that rate recovery not be allowed for PSEP and other gas pipeline safety costs incurred by SoCalGas and SDG&E, it could materially adversely affect the respective company's cash flows, financial condition, results of operations and prospects.

We provide additional information in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The California Utilities are subject to increasingly stringent safety standards and the potential for significant penalties if regulators deem either SDG&E or SoCalGas to be out of compliance.

In December 2011, the CPUC adopted a natural gas safety citation program whereby natural gas distribution companies can be cited by CPUC staff for violations of the CPUC’s safety standards. In September 2013, the CPUC’s Safety and Enforcement Division issued Standard Operating Procedures setting forth its principles and management process for the natural gas safety citation program.

In 2013, the California State Senate passed legislation Senate Bill (SB) 291 requiring the CPUC to develop and maintain a safety enforcement program that includes procedures for monitoring, data tracking and analysis, and investigations, as well as delegates citation authority to CPUC staff personnel under the direction of the CPUC Executive Director. This legislation required the CPUC to implement the enforcement program for natural gas safety by July 1, 2014 and for electric safety by January 1, 2015. In exercising this citation authority, the CPUC staff is to take into account voluntary reporting of potential violations, voluntary resolution efforts undertaken, prior history of violations, the gravity of the violation, and the degree of culpability.

In December 2014, the CPUC adopted an electric safety enforcement program whereby electric utilities may be cited by CPUC staff for violations of the CPUC’s safety requirements or applicable federal standards.

Under the CPUC’s gas and electric enforcement program, each day of an ongoing violation may be counted as an additional offense. The maximum penalty is $50,000 per offense. Citations under either program may be appealed to the CPUC. Penalties imposed under these programs can be significant, exceeding $1.5 billion in one instance. The CPUC is currently considering proposed refinements to the electric and gas safety enforcement programs, and a decision on these proposals remains pending.

As a result of the natural gas leak at the Aliso Canyon facility, the SCAQMD filed a complaint against SoCalGas seeking civil penalties for alleged violations of several nuisance-related statutory provisions arising from the leak and delays in stopping the leak.  The suit seeks up to $250,000 in civil penalties for each day the violations occurred.

If the CPUC or its staff determine that either of SDG&E’s or SoCalGas’ operations and practices are not in compliance with applicable safety standards and operating procedures, the corrective actions required to be in conformance and any penalties imposed could materially adversely affect that company’s cash flows, financial condition, results of operations and prospects.

Meaningful net energy metering, or NEM, reform is necessary to ensure that SDG&E is authorized to recover its costs in providing services to NEM customers while minimizing the cost shift (or subsidy) being borne by non-solar customers.

Due to current rate structures and state policies, customers who self-generate their own power using eligible renewable resources (primarily solar installations) currently do not pay their proportionate cost of maintaining and operating the electric transmission and distribution system, subject to certain limitations, while they still receive power from the system when their self-generation is inadequate to meet their electricity needs. The proportionate costs not paid by NEM customers are paid (i.e., subsidized) by consumers not participating in NEM. In addition, the continuing increase of self-generated solar, other forms of self-generation and other local off-the-grid sources of power adversely impacts the reliability of the electric transmission and distribution system.

In July 2014, the CPUC initiated a rulemaking proceeding to develop a successor tariff to the state’s existing NEM program pursuant to the provisions of AB 327, which required the CPUC to establish a revised NEM tariff or similar program by December 31, 2015. The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation. It was originally established in California in 1995 with the adoption of SB 656, as codified in Section 2827 of the Public Utilities Code. Currently, customers who install and operate eligible renewable generation facilities of one megawatt or less may choose to participate in the NEM program. Under NEM, customer-generators receive a full retail rate for the energy they generate that is fed back to the utility’s power grid. This occurs during times when the customer’s generation exceeds their own energy usage. In addition, if a NEM customer generates any electricity over the annual measurement period that exceeds its annual consumption, they receive compensation at a rate equal to a wholesale energy price.

In August 2015, SDG&E proposed a successor NEM tariff that is intended to ensure that all NEM customers pay for the grid and other services they receive, supports the continued growth and adoption of distributed energy resources and helps California meet its energy policy goals. In January 2016, SDG&E, PG&E and Edison filed a joint recommendation to continue the pursuit of a fair and equitable rate structure for all customers. Subsequently in January 2016, the CPUC adopted a final decision in the case that makes modest changes now to require NEM customers to pay some costs that would otherwise be borne by non-NEM customers and moves new NEM customers to time-of-use rates. Together with tiered rate compression discussed under rate reform, the NEM successor tariff begins a process of reducing the cost burden on non-NEM customers. The decision also targets the inclusion of fixed charges for NEM customers beginning in 2019, which is expected to expand the proportion of costs shared by NEM customers.

Appropriate NEM reform is necessary to ensure that SDG&E is authorized to recover, from NEM customers, the costs incurred in providing grid and energy services, as well as mandated legislative and regulatory public policy programs. SDG&E believes this design would be preferable to recovering these costs from customers not participating in NEM. If NEM self-generating installations were to increase substantially between 2016 and 2019 when more significant reforms are to take effect, the rate structure adopted by the CPUC could have a material adverse effect on SDG&E’s business, cash flows, financial condition, results of operations and/or prospects.

The failure by the CPUC to continue reforms of SDG&E’s rate structure, including the implementation of a more significant fixed charge, could have a material adverse effect on its business, cash flows, financial condition, results of operations and/or prospects.

The current electric rate structure in California is primarily based on consumption volume, which places an undue burden on residential customers with higher electric use while subsidizing lower use customers. As higher electric use residential customers switch to self-generation or obtain local off-the-grid sources of power, such as wind, the burden on the remaining higher electric use customers increases, which in turn encourages more self-generation, further increasing rate pressure on existing customers. In July 2015, the CPUC adopted a proposed decision that establishes comprehensive reform and a framework for rates that are more transparent, fair and sustainable. The adopted decision provides for a minimum monthly bill, fewer rate tiers and a gradual reduction in the differences between the tiered rates, directs the utilities to pursue expanded time of use rates, and implements a super-user electric surcharge in 2017 for usage that exceeds average customer usage by approximately 400 percent within each climate zone. The surcharge will increase over time, ultimately reaching a rate of more than double the first tier rate. The adopted decision will be implemented over a five year period from 2015 to 2020, and should result in significant relief for higher-use customers that do not exceed the super-user threshold and a rate structure that better aligns rates with actual costs to serve customers. The adopted decision also establishes a process for implementing a fixed charge in 2020, after the initial reforms are implemented. The establishment of a fixed charge may become more critical to help ensure rates are fair for all customers as distributed energy resources could generally reduce delivered volumes and increase fixed costs.

If the CPUC fails to continue to reform SDG&E’s rate structure by implementing a rate structure that maintains reasonable, cost-based electric rates that are competitive with alternative sources of power and adequate to maintain the reliability of the electric transmission and distribution system, such failure could have a material adverse effect on SDG&E’s business, cash flows, financial condition, results of operations and/or prospects.

Recovery of 2007 wildfire litigation costs requires future regulatory approval.

SDG&E is seeking to recover in rates its reasonably incurred costs of resolving 2007 wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Through December 31, 2015, SDG&E’s payments for claims settlements plus funds estimated to be required for settlement of outstanding claims and legal fees have exceeded its liability insurance coverage and amounts recovered from third parties. However, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. At December 31, 2015, Sempra Energy’s and SDG&E’s Consolidated Balance Sheets included assets of $362 million in Other Regulatory Assets (long-term), of which $359 million is related to CPUC-regulated operations and $3 million is related to FERC-regulated operations, for costs incurred and the estimated resolution of pending claims.

In December 2012, the CPUC issued a final decision allowing SDG&E to maintain an authorized memorandum account, enabling SDG&E to file applications with the CPUC requesting recovery of amounts properly recorded in the memorandum account, subject to reasonableness review, at a later date. In September 2015, SDG&E filed an application with the CPUC requesting rate recovery of an estimated $379 million of such costs. SDG&E requested a CPUC decision by the end of 2016 and is proposing to recover the costs in rates over a six- to ten-year period. Intervening parties have recommended a phased approach, with Phase 1 addressing the reasonableness of SDG&E’s actions leading up to the fires and a CPUC decision in the second half of 2017. Phase 2 would address the reasonableness of settlements entered into by SDG&E, with a CPUC decision in the second half of 2018. Several parties have protested the application on the basis that SDG&E should be denied cost recovery. Recovery of these costs in rates will require regulatory approvals. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated, at December 31, 2015, the resulting after-tax charge against earnings would have been up to approximately $213 million.

A failure to obtain substantial or full recovery of these costs from customers, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows and results of operations. In addition, if recovery is permitted, the collection process will extend over a number of years. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E may incur substantial costs and liabilities as a result of its partial ownership of a nuclear facility that is being decommissioned.

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California, that is in the process of being decommissioned by Edison, the majority owner of SONGS. SONGS is subject to the jurisdiction of the NRC and the CPUC. On June 6, 2013, Edison notified SDG&E that it had reached a decision to permanently retire SONGS and seek approval from the NRC to start the decommissioning activities for the entire facility. SDG&E, and each of the other owners, holds its undivided interest as a tenant in common in the property, and each owner is responsible for financing its share of expenses and capital expenditures, including decommissioning activities. Although the facility is being decommissioned, SDG&E’s ownership interest in SONGS continues to subject it to the risks of owning a partial interest in a nuclear generation facility, which include

▪
the potential that a natural disaster such as an earthquake or tsunami could cause a catastrophic failure of the safety systems in place that are designed to prevent the release of radioactive material. If such a failure were to occur, a substantial amount of radiation could be released and cause catastrophic harm to human health and the environment;

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

In addition, SDG&E maintains nuclear decommissioning trusts for the purpose of providing funds to decommission SONGS. Trust assets have been generally invested in equity and debt securities, which are subject to significant market fluctuations. A decline in the market value of trust assets or an adverse change in the law regarding funding requirements for decommissioning trusts could increase the funding requirements for these trusts, which in each case may not be fully recoverable in rates. Furthermore, CPUC approval is required in order to make withdrawals from these trusts. CPUC approvals may lag cash expenditures, and approval for certain expenditures may be denied by the CPUC altogether if the CPUC determines that the expenditures are unreasonable. Finally, decommissioning may be materially more expensive than we currently anticipate and therefore may exceed the amounts in the trust funds. Recovery for those overruns would require CPUC approval, which may not occur.

Interpretations of tax regulations may further delay access to nuclear decommissioning trust funds for reimbursement of spent nuclear fuel storage costs. Depending on how the Internal Revenue Service (IRS) or the Department of Treasury ultimately interpret IRS regulations addressing the taxation of a qualified nuclear decommissioning trust, SDG&E may be restricted from withdrawing amounts from its qualified decommissioning trusts to pay for independent spent fuel storage installations (ISFSI) where Edison and SDG&E are seeking, or plan to seek, recovery of the ISFSI costs in litigation against the DOE. Until the DOE litigation is resolved, SDG&E expects to pay for such ISFSI costs unless and until the IRS or the Department of Treasury issue guidance directed to either Edison or SDG&E or to all taxpayers that provides that such ISFSI costs can be funded by qualified nuclear decommissioning trusts. If Edison and SDG&E are unable to obtain timely reimbursement of such costs, such failure could delay decommissioning activities and negatively impact SDG&E's cash flows.

In November 2014, the CPUC approved the Amended Settlement Agreement that resolved the investigation into the steam-generator replacement project that ultimately led to the shut-down of SONGS. Petitions have been filed to reopen the settlement, as we discuss in Note 13 of the Notes to the Consolidated Financial Statements in the Annual Report.

The occurrence of any of these events could have a material adverse effect on SDG&E’s and Sempra Energy’s businesses, cash flows, financial condition, results of operations and/or prospects.

A proposal has been made regarding certain intra-rate case income tax benefits that, if adopted by the CPUC, could have a material adverse effect on SDG&E’s, SoCalGas’ and Sempra Energy’s business, cash flows, financial condition, results of operations, and/or prospects.

As we discuss in Note 14 of the Notes to the Consolidated Financial Statements in the Annual Report, in September 2015, the California Utilities filed settlement agreements with the CPUC that resolve all material matters related to the 2016 General Rate Case proceeding, except for the revenue requirement implications of certain income tax benefits associated with flow-through repair allowance tax deductions. The settlement agreements exclude a proposal for both SDG&E and SoCalGas regarding certain intra-rate case income tax benefits. The proposal recommends that the CPUC adjust SoCalGas’ rate base by $92 million and SDG&E’s rate base by $93 million, and additionally reduce both utilities’ revenue requirements by amounts currently being tracked in income tax memorandum accounts for the year 2015. We believe the proposed treatment would violate and contradict long standing rate making and income tax policy, and would represent a material departure from historical practice. At December 31, 2015, the pretax balances tracked in these memorandum accounts total $74 million for SoCalGas and $39 million for SDG&E. If this proposal is adopted, the outcome would reduce the revenue requirement amounts agreed to in SDG&E’s and SoCalGas’ settlement agreements. SDG&E and SoCalGas do not expect that the prospective reduction to rate base described above would result in an immediate earnings impact if this proposal is adopted. However, if this proposal is adopted, the amounts currently being tracked in the tax memorandum accounts for 2015 could result in a material charge against earnings when the draft decision is received.

Risks Related to our Sempra International and Sempra U.S. Gas & Power Businesses

Our businesses are exposed to market risks, including fluctuations in commodity prices, and our businesses, financial condition, results of operations, cash flows and/or prospects may be materially adversely affected by these risks. Energy-related commodity prices impact LNG liquefaction and regasification, the transport and storage of natural gas, and power generation from renewable and conventional sources, among other businesses that we operate and invest in.

We buy energy-related commodities from time to time, for LNG terminals or power plants to satisfy contractual obligations with customers, in regional markets and other competitive markets in which we compete. Our revenues and results of operations could be materially adversely affected if the prevailing market prices for natural gas, LNG, electricity or other commodities that we buy change in a direction or manner not anticipated and for which we had not provided adequately through purchase or sale commitments or other hedging transactions.

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

Sempra Mexico, Sempra Renewables and Sempra Natural Gas generally endeavor to secure long-term contracts with customers for services and commodities to optimize the use of their facilities, reduce volatility in earnings, and support the construction of new infrastructure. However, if these contracts are at fixed prices, the profitability of the contract may be materially adversely affected by inflationary pressures, including rising operational costs, costs of labor, materials, equipment and commodities, and rising interest rates that affect financing costs. We may try to mitigate these risks by using variable pricing tied to market indices, anticipating an escalation in costs when bidding on projects, providing for cost escalation, providing for direct pass-through of operating costs or entering into hedges. However, these measures, if implemented, may not ensure that the increase in revenues they provide will fully offset increases in operating expenses and/or financing costs. The failure to fully or substantially offset these increases could have a material adverse effect on our financial condition, cash flows and/or results of operations.

Business development activities may not be successful and projects under construction may not commence operation as scheduled or be completed within budget, which could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

The acquisition, development, construction and expansion of LNG terminals, natural gas, propane and ethane pipelines and storage facilities, electric generation, transmission and distribution facilities, and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built.

Success in developing a particular project is contingent upon, among other things:

▪	negotiation of satisfactory engineering, procurement and construction (EPC) agreements

▪	negotiation of supply and natural gas sales agreements or firm capacity service agreements

▪	timely receipt of required governmental permits, licenses, authorizations, and rights of way and maintenance or extension of these authorizations

▪	timely implementation and satisfactory completion of construction

▪	obtaining adequate and reasonably priced financing for the project

Successful completion of a particular project may be materially adversely affected by, among other factors:

▪	unforeseen engineering problems

▪	construction delays and contractor performance shortfalls

▪	work stoppages

▪	failure to obtain, maintain or extend required governmental permits, licenses, authorizations, and rights of way

▪	equipment unavailability or delay and cost increases

▪	adverse weather conditions

▪	environmental and geological conditions

▪	litigation

▪	unsettled property rights

If we are unable to complete a development project or if we have substantial delays or cost overruns, this could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

The operation of existing and future facilities also involves many risks, including the breakdown or failure of electric generation, transmission and distribution facilities, or natural gas regasification, liquefaction and storage facilities or other equipment or processes, labor disputes, fuel interruption, environmental contamination and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, regasification, liquefaction, storage, transmission and distribution systems. The occurrence of any of these events could lead to our facilities being idled for an extended period of time or our facilities operating well below expected capacity levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Such occurrences could materially adversely affect our businesses, financial condition, cash flows, results of operations and/or prospects.

The design, development and construction of the Cameron LNG liquefaction facility involves numerous risks and uncertainties.

With respect to our project to add LNG export capability at the Cameron LNG facility, the Cameron LNG Holdings, LLC joint venture (Cameron LNG JV) has begun building an LNG export facility consisting of three liquefaction trains designed to a total nameplate capacity of 13.9 million tonnes per annum (Mtpa) of LNG with an expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. The anticipated incremental investment in the three-train liquefaction project is estimated to be approximately $7 billion, including the cost of the lump-sum, turnkey construction contract, development engineering costs and permitting costs, but excluding capitalized interest and other financing costs. The total cost of the facility, including the cost of our original regasification facility contributed to the joint venture plus interest during construction, financing costs and required reserves, is estimated to be approximately $10 billion. The majority of the incremental investment in the joint venture will be project-financed and the balance provided by the project partners. Any failure by the project partners to make their required investments on a timely basis could result in project delays and could materially adversely affect the development of the project. In addition, Sempra Energy has entered into completion guarantees under which it has guaranteed a maximum $3.7 billion of principal amount of the project financing for the project. These guarantees terminate upon Cameron LNG JV’s achieving “financial completion” of the initial three-train liquefaction project, including all three trains achieving commercial operation and meeting certain operational performance tests. If, due to the joint venture’s failure to satisfy the financial completion criteria, we are required to repay some or all of the $3.7 billion principal amount of project debt under our completion guarantees, any such repayments could have a material adverse effect on our business, results of operations, cash flows, financial condition, and/or prospects.

Large-scale construction projects like the design, development and construction of the Cameron LNG liquefaction facility involve numerous risks and uncertainties, including among others, the potential for unforeseen engineering problems, substantial construction delays and increased costs. Cameron LNG JV has a turnkey EPC contract with a joint venture contractor comprised of subsidiaries of Chicago Bridge & Iron Company N.V. and Chiyoda Corporation, who are jointly and severally liable for performance under the contract. If the contractor becomes unwilling or unable to perform according to the terms and timetable of the EPC contract, Cameron LNG JV would be required to engage a substitute contractor, which would result in project delays and increased costs, which could be significant. The construction of this facility requires a large and specialized work force, necessary equipment and materials, and sophisticated engineering. There can be no assurance that Cameron LNG JV’s contractor will not encounter delays due to disruptions in obtaining the necessary equipment and materials, inability to field the necessary workforce, or engineering issues that were not contemplated. As construction progresses, Cameron LNG JV may decide or be forced to submit change orders to the contractor that could result in longer construction periods and higher construction costs or both. In addition, weather conditions, new regulation, labor disputes, breakdown or failure of equipment, and litigation, such as the lawsuit filed by the Sierra Club and Gulf Restoration Network challenging the June 19, 2014 FERC order that approved the construction of the Cameron LNG liquefaction project, could substantially delay the project. As we do not control Cameron LNG JV, we are dependent on reaching a consensus with one or more of our joint venture partners to resolve a variety of issues that could transpire. The inability to timely resolve issues, including construction issues, could cause substantial delays to the completion of this project. A substantial delay could result in cost overruns, substantially postpone the earnings we anticipate deriving from this facility, and require additional cash investments by us and our joint venture partners. The anticipated cost of this project is based on a number of assumptions that may prove incorrect, and the ultimate cost could significantly exceed the current estimate of approximately $7 billion of incremental investment, excluding capitalized interest and other financing costs. These risks could have a material adverse effect on our business, results of operations, cash flows, financial condition, and/or prospects.

We face many challenges to develop and complete our contemplated LNG export facilities.

In addition to the three-train Cameron LNG liquefaction facility described above, we are looking at several other LNG export terminal development opportunities, including a greenfield project in Port Arthur, Texas, a brownfield project at our existing Energía Costa Azul regasification facility in Baja California, Mexico and an expansion of up to two additional liquefaction trains to the Cameron liquefaction facility. Each of these contemplated projects faces numerous risks and must overcome significant hurdles before we can proceed with construction. Common to all of these projects is the risk that an extended decline in current and forward projections of crude oil prices could reduce the demand for natural gas in some sectors and cause a corresponding reduction in projected global demand for LNG. This could result in increased competition among those working on projects in an environment of declining LNG demand, such as the Sempra Energy-sponsored export initiatives. Such reduction in natural gas demand could also occur from higher penetration of coal in new power generation, which could also lead to increased competition among the LNG suppliers for the declining LNG demand. Oil prices at certain moderate levels could also make LNG projects in other parts of the world still feasible and competitive with LNG projects from North America, thus increasing supply and the competition for the available LNG demand. A decline in natural gas prices outside the United States (which in many foreign countries are based on the price of crude oil) may also materially adversely affect the relative pricing advantage that has existed in recent years in favor of domestic natural gas prices (based on Henry Hub pricing).

Sempra Natural Gas has entered into a project development agreement for the joint development of the proposed Port Arthur liquefaction project with an affiliate of Woodside Petroleum Ltd. The agreement specifies how the parties will share costs, and establishes a framework for the parties to work jointly on permitting, design, engineering, and commercial and marketing activities associated with developing the Port Arthur liquefaction project. Also, Sempra Natural Gas, IEnova and a subsidiary of PEMEX entered into a memorandum of understanding to collaborate in and share the costs of the potential development of a liquefaction project at IEnova’s Energía Costa Azul facility in Mexico. Any decisions by the parties to proceed with binding agreements with respect to the formation of these potential joint ventures and the potential development of these projects will require, among other things, completion of project assessments and achieving other necessary internal and external approvals of each such party. In addition, all of our proposed projects are subject to a number of risks and uncertainties, including the receipt of a number of permits and approvals; finding suitable partners and customers; obtaining financing; negotiating and completing suitable commercial agreements, including joint venture agreements, tolling capacity agreements or natural gas supply and LNG sales agreements and construction contracts; and reaching a final investment decision.

Expansion of the Cameron LNG liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the joint venture project financing agreements, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from the project lenders. Furthermore, there are a number of potential new projects under construction or in the process of development by various project developers in North America, in addition to ours, and given the projected global demand for LNG, the vast majority of these projects likely will not be completed. With respect to our Port Arthur, Texas project, this is a greenfield site, and therefore it may not have the advantages often associated with brownfield sites. The Energía Costa Azul facility in Mexico is subject to on-going land and permitting disputes that could make project financing difficult as well as finding suitable partners and customers. In addition, while we have completed the regulatory process for an LNG export facility in the U.S., the regulatory process in Mexico and the overlay of U.S. regulations for natural gas exports to an LNG export facility in Mexico are not well developed. There can be no assurance that such a facility could be permitted and constructed without facing significant legal challenges and uncertainties, which in turn could make project financing, as well as finding suitable partners and customers, difficult. Finally, Energía Costa Azul has profitable long-term regasification contracts for 100 percent of the facility, making the decision to pursue a new liquefaction facility dependent in part on whether the investment in a new liquefaction facility would, over the long term, be more beneficial than continuing to supply regasification services under our existing contracts.

There can be no assurance that our contemplated LNG export facilities will be completed, and our inability to complete one or more of our contemplated LNG export facilities could have a material adverse effect on our future cash flows, results of operations and prospects.

We discuss these projects further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Influencing Future Performance” in the Annual Report.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could reduce or eliminate LNG export opportunities and demand.

Several states have adopted or are considering adopting regulations to impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing operations. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict the performance of or prohibit the well drilling in general and/or hydraulic fracturing in particular. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but federal agencies have asserted regulatory authority over certain hydraulic fracturing activities. For example, the EPA issued permitting guidance in February 2014 under the federal Safe Drinking Water Act (SDWA) for hydraulic fracturing activities involving the use of diesel fuels. In April 2015, the EPA issued a proposed rule that would prevent the discharge of hydraulic fracturing wastewater into publicly owned treatment works, and in March 2015, the Bureau of Land Management of the U.S. Department of the Interior adopted rules imposing new requirements for hydraulic fracturing activities on federal lands, including new requirements relating to public disclosure of hydraulic fracturing chemicals, as well as wellbore integrity and handling of flowback water. In addition, the U.S. Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. There are also certain governmental reviews that have been conducted or are underway on deep shale and other formation completion and production practices, including hydraulic fracturing. Depending on the outcome of these studies, federal and state legislatures and agencies may seek to further regulate or even ban such activities. Certain environmental and other groups have also suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process.

We cannot predict whether additional federal, state or local laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, natural gas prices in North America could rise, which in turn could materially adversely affect the relative pricing advantage that has existed in recent years in favor of domestic natural gas prices (based on Henry Hub pricing). Increased regulation or difficulty in permitting of hydraulic fracturing, and any corresponding increase in domestic natural gas prices, could materially adversely affect demand for LNG exports and our ability to develop commercially viable LNG export facilities beyond the three train Cameron LNG facility currently under construction.

Increased competition could materially adversely affect us.

The markets in which we operate are characterized by numerous strong and capable competitors, many of whom may have extensive and diversified developmental and/or operating experience (including both domestic and international) and financial resources similar to or greater than ours. Further, in recent years, the natural gas pipeline, storage and LNG market segments have been characterized by strong and increasing competition both with respect to winning new development projects and acquiring existing assets. In Mexico, despite the commissioning of many new energy infrastructure projects by the Federal Electricity Commission (Comisión Federal de Electricidad, or CFE) and other governmental agencies in connection with energy reforms, competition for recent pipeline projects has been intense with numerous bidders competing aggressively for these projects. There can be no assurance that we will be successful in bidding for new development opportunities in the U.S., Mexico or South America. In addition, as noted above, there are a number of potential new LNG liquefaction projects under construction or in the process of being developed by various project developers in North America, including our contemplated new projects, and given the projected global demand for LNG, the vast majority of these projects likely will not be completed. Finally, our natural gas storage assets in the Gulf Coast region compete with other facilities for storage customers as existing contracts expire and for anchor customers that could support development of new capacity. These competitive factors could have a material adverse effect on our business, results of operations, cash flows and/or prospects.

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

The Energía Costa Azul LNG facility and the Cameron LNG facility (within the Cameron LNG JV) have entered into long-term capacity agreements with a limited number of counterparties at each facility. Under these agreements, customers pay capacity reservation and usage fees to receive, store and regasify the customers’ LNG. We also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified for sale to other parties. The long-term supply agreement contracts are expected to reduce our exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying LNG supply prices to prevailing natural gas market price indices. If the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail to perform or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on our results of operations, cash flows and/or prospects.

At Cameron LNG JV, although the Cameron LNG terminal is partially contracted for regasification, there is a termination agreement in place that will result in the termination of this agreement at the point in the construction of the new liquefaction facilities where piping tie-ins to the existing regasification terminal become necessary, which we expect to occur during the first quarter of 2017.

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

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express pipeline (REX). All of Rockies Express’ original capacity sales on REX provided for west-to-east service. Sempra Natural Gas has an agreement for such capacity on REX through November 2019. The capacity costs are offset by revenues from releases of the capacity contracted to third parties. Certain capacity release commitments totaling $22 million concluded during 2013. Contracting activity related to that capacity has not been sufficient to offset all of our capacity payments to Rockies Express. Rockies Express has been developing east-to-west service offerings on REX. In 2013, FERC issued a decision ruling that east-to-west service offerings within a single REX zone would not result in potential rate reductions under “most favored nation” provisions in the original customers’ west-to-east contracts, and certain west-to-east customers sought rehearing of that decision. In 2014 and 2015, Rockies Express reached settlements with these west-to-east customers, and the customers’ requests for rehearing have been withdrawn. In addition, several customers are facing liquidity issues which may result in bankruptcy. There can be no assurance that if those customers enter bankruptcy, that we will be able to find new customers to replace that capacity.

Our natural gas storage assets include operational and development assets at Bay Gas Storage Company, Ltd. (Bay Gas) in Alabama and Mississippi Hub, LLC (Mississippi Hub) in Mississippi, as well as our development project, LA Storage, LLC (LA Storage) in Louisiana. LA Storage could be positioned to support LNG export from the Cameron LNG JV terminal and other liquefaction projects, if anticipated cash flows support further investment. However, changes in the U.S. natural gas market could also lead to diminished natural gas storage values. Historically, the value of natural gas storage services has positively correlated with the difference between the seasonal prices of natural gas, among other factors. In general, over the past several years, seasonal differences in natural gas prices have declined, which have contributed to lower prices for storage services. As our legacy (higher rate) sales contracts mature at our Bay Gas and Mississippi Hub facilities, replacement sales contract rates have been and could continue to be lower than has historically been the case. Lower sales revenues may not be offset by cost reductions, which could lead to depressed asset values. In addition, our LA Storage development project may be unable to either attract cash flow commitments sufficient to support further investment or extend its FERC construction permit beyond its current expiration date of June 2017. The LA Storage project also includes an existing 23.3-mile pipeline header system, the LA Storage Pipeline, that is not contracted. Market conditions could result in the need to perform recovery testing of our recorded asset values. In the event such values are not recoverable, we would consider the fair value of these assets relative to their recorded value. To the extent the recorded (carrying) value is in excess of the fair value, we would record a noncash impairment charge. The recorded value of our long-lived natural gas storage assets at December 31, 2015 was $1.5 billion. A significant impairment charge related to our natural gas storage assets would have a material adverse effect on our results of operations in the period in which it is recorded.

The electric generation and wholesale power sales industries are highly competitive. As more plants are built and competitive pressures increase, wholesale electricity prices may become more volatile. Without the benefit of long-term power sales agreements, our revenues may be subject to increased price volatility, and we may be unable to sell the power that Sempra Renewables’ and Sempra Mexico’s facilities are capable of producing or to sell it at favorable prices, which could materially adversely affect our results of operations, cash flows and/or prospects.

We provide information about these matters in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Our businesses depend on counterparties, business partners, customers, and suppliers performing in accordance with their agreements. If they fail to perform, we could incur substantial expenses and business disruptions and be exposed to commodity price risk and volatility, which could materially adversely affect our businesses, financial condition, cash flows, results of operations and/or prospects.

Our businesses, and the businesses that we invest in, are exposed to the risk that counterparties, business partners, customers, and suppliers that owe money or commodities as a result of market transactions or other long-term agreements or arrangements will not perform their obligations in accordance with such agreements or arrangements. Should they fail to perform, we may be required to enter into alternative arrangements or to honor the underlying commitment at then-current market prices. In such an event, we may incur additional losses to the extent of amounts already paid to such counterparties or suppliers. In addition, many such agreements are important for the conduct and growth of our businesses. The failure of any of the parties to perform in accordance with these agreements could materially adversely affect our businesses, results of operations, cash flows, financial condition and/or prospects. Finally, we often extend credit to counterparties and customers. While we perform significant credit analyses prior to extending credit, we are exposed to the risk that we may not be able to collect amounts owed to us.

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

Our businesses are subject to various legal actions challenging our property rights and permits.

We are engaged in disputes regarding our title to the properties adjacent to and properties where our LNG terminal in Mexico is located, as we discuss in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. In the event that we are unable to defend and retain title to the properties on which our LNG terminal is located, we could lose our rights to occupy and use such properties and the related terminal, which could result in breaches of one or more permits or contracts that we have entered into with respect to such terminal. In addition, our ability to convert the LNG terminal into an export facility may be hindered by these disputes, and they could make project financing such a facility and finding suitable partners and customers very difficult. If we are unable to occupy and use such properties and the related terminal, it could have a material adverse effect on our businesses, financial condition, results of operations, cash flows and/or prospects.

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

Sempra Mexico and Sempra Natural Gas also depend on natural gas pipelines to interconnect with their ultimate source or customers of the commodities they are transporting. Sempra Mexico and Sempra Natural Gas also rely on specialized ships to transport LNG to their facilities and on natural gas pipelines to transport natural gas for customers of the facilities. Sempra Renewables, Sempra South American Utilities and Sempra Mexico rely on transmission lines to sell electricity to their customers. If transportation is disrupted, or if capacity is inadequate, we may be unable to sell and deliver our commodities, electricity and other services to some or all of our customers. As a result, we may be responsible for damages incurred by our customers, such as the additional cost of acquiring alternative electricity, natural gas supplies and LNG at then-current spot market rates, which could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

Our international businesses are exposed to different local, regulatory and business risks and challenges.

In Mexico, we own or have interests in natural gas, propane and ethane distribution, storage and transportation projects, electricity generation, distribution and transmission facilities, and an LNG terminal. In Peru and Chile, we own or have interests in electricity generation, transmission and distribution facilities and operations. Developing infrastructure projects, owning energy assets, and operating businesses in foreign jurisdictions subject us to significant political, legal, regulatory and financial risks that vary by country, including:

▪	changes in foreign laws and regulations, including tax and environmental laws and regulations, and U.S. laws and regulations, in each case, that are related to foreign operations

▪	governance by and decisions of local regulatory bodies, including setting of rates and tariffs that may be earned by our businesses

▪	high rates of inflation

▪	volatility in exchange rates between the U.S. dollar and currencies of the countries in which we operate, as we discuss below

▪	foreign cash balances that may be unavailable to fund U.S. operations, or available only at unfavorable U.S. and/or foreign tax rates upon repatriation of such amounts or changes in tax law

▪	changes in government policies or personnel

▪	trade restrictions

▪	limitations on U.S. company ownership in foreign countries

▪	permitting and regulatory compliance

▪	changes in labor supply and labor relations

▪
adverse rulings by foreign courts or tribunals, challenges to permits and approvals, difficulty in enforcing contractual and property rights, and unsettled property rights and titles in Mexico and other foreign jurisdictions

▪	expropriation of assets

▪	adverse changes in the stability of the governments in the countries in which we operate

▪	general political, social, economic and business conditions

▪	compliance with the Foreign Corrupt Practices Act and similar laws

▪	valuation of goodwill

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

Other Risks

Sempra Energy has substantial investments in and obligations arising from businesses that it does not control or manage or in which it shares control.

Sempra Energy makes investments in entities that we do not control or manage or in which we share control. As described above, SDG&E holds a 20-percent ownership interest in SONGS, which is in the process of being decommissioned by Edison, its majority owner. Sempra Natural Gas accounts for its investment in the Cameron LNG JV under the equity method, which investment is $983 million at December 31, 2015. Also, Sempra Natural Gas owns a 25-percent interest in Rockies Express, a joint venture that operates the REX natural gas pipeline. Our investment in Rockies Express was $477 million at December 31, 2015. At December 31, 2015, Sempra Renewables had investments totaling $855 million in several joint ventures to develop and operate renewable generation facilities. Sempra Mexico has a 50-percent interest in a joint venture with PEMEX that operates several natural gas pipelines and propane and ethane systems in northern Mexico. Sempra Mexico also has a 50-percent interest in a renewables wind project in Baja California. At December 31, 2015, these investments totaled $519 million. Sempra Energy has an investment balance of $67 million at December 31, 2015 that reflects remaining distributions expected to be received from the RBS Sempra Commodities LLP (RBS Sempra Commodities) partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. The failure to collect all or a substantial portion of our remaining investment in the RBS Sempra Commodities partnership could have a corresponding impact on our cash flows, financial condition and results of operations.

Sempra Renewables and Sempra Natural Gas have provided guarantees related to joint venture financing agreements, and Sempra South American Utilities and Sempra Mexico have provided loans to joint ventures in which they have investments and to other affiliates. We discuss the guarantees in Note 4, and affiliate loans in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Sempra Energy, SDG&E and SoCalGas provide defined benefit pension plans and other postretirement benefits to eligible employees and retirees. A decline in the market value of plan assets may increase the funding requirements for these plans. In addition, the cost of providing pension and other postretirement benefits is also affected by other factors, including the assumed rate of return on plan assets, employee demographics, discount rates used in determining future benefit obligations, rates of increase in health care costs, levels of assumed interest rates and future governmental regulation. An adverse change in any of these factors could cause a material increase in our funding obligations which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

ELECTRIC PROPERTIES – SDG&E

At December 31, 2015, SDG&E owns and operates four natural gas-fired power plants:

▪	a 565-MW electric generation facility (the Palomar generation facility) in Escondido, California

▪	a 480-MW electric generation facility (the Desert Star generation facility) in Boulder City, Nevada

▪	a 96-MW electric generation peaking facility (the Miramar Energy Center) in San Diego, California

▪	a 45-MW electric generation facility (the Cuyamaca Peak Energy Plant) in El Cajon, California

SDG&E’s interest in SONGS, as well as matters related to SONGS’ retirement and related issues, are described in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

At December 31, 2015, SDG&E’s electric transmission and distribution facilities included substations and overhead and underground lines. These electric facilities are located in San Diego, Imperial and Orange counties of California, and in Arizona and Nevada. The facilities consist of 2,079 miles of transmission lines, 23,272 miles of distribution lines and 161 substations. Periodically, various areas of the service territory require expansion to accommodate customer growth.

NATURAL GAS PROPERTIES – CALIFORNIA UTILITIES

At December 31, 2015, SDG&E’s natural gas facilities consisted of two compressor stations, 168 miles of transmission pipelines, 8,600 miles of distribution pipelines and 6,451 miles of service pipelines.

At December 31, 2015, SoCalGas’ natural gas facilities included 2,962 miles of transmission and storage pipelines, 50,097 miles of distribution pipelines and 47,524 miles of service pipelines. They also included 11 transmission compressor stations and four underground natural gas storage reservoirs with a combined working capacity of 137 Bcf. We discuss recent events concerning SoCalGas’ Aliso Canyon natural gas storage facility in “Risk Factors” above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Influencing Future Performance” and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

ENERGY PROPERTIES – SEMPRA INTERNATIONAL AND SEMPRA U.S. GAS & POWER

At December 31, 2015, Sempra Mexico and Sempra Renewables operate or own interests in a power plant and/or renewable generation facilities in North America with a total capacity of 2,655 MW. Our share of this capacity is 1,671 MW. We provide additional information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 4 and 18 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra South American Utilities operates Chilquinta Energía, which serves customers in the cities of Valparaiso and Viña del Mar in central Chile. Its property consists of 10,012 miles of distribution lines, 342 miles of transmission lines and 47 substations. Chilquinta Energía and Sociedad Austral de Electricidad Sociedad Anónima (SAESA) are 50-percent partners in Eletrans S.A., an electric transmission company that operates a 100-mile double circuit 220-kV transmission line, which extends from Cardones to Diego de Almagro in Chile.

Sempra South American Utilities operates Luz del Sur, which serves customers in the southern zone of metropolitan Lima, Peru. Its property consists of 13,458 miles of distribution lines, 185 miles of transmission lines and 36 substations. Luz del Sur began commercial operation of Santa Teresa, a 100-MW hydroelectric power plant located in the Cusco region of Peru, in September 2015.

At December 31, 2015, Sempra Mexico’s operations included 2,252 miles of distribution pipelines, 543 miles of transmission pipelines and three compressor stations. Sempra Mexico operates its Energía Costa Azul LNG regasification terminal on land it owns in Baja California, Mexico. Sempra Mexico’s IEnova subsidiary has a 50-percent interest in the joint venture Gasoductos de Chihuahua, which develops and operates energy infrastructure in Mexico. In July 2015, IEnova entered into an agreement to purchase its joint venture partner’s 50-percent interest. We discuss the potential transaction in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Renewables leases properties in Nevada for currently operating solar electric generation facilities with the potential to develop additional solar electric generation facilities on these properties. Sempra Renewables also leases property in Minnesota for the current development of a wind electric generation facility. Sempra Renewables also owns property in Arizona and California for potential development of solar electric generation facilities. Sempra Mexico leases properties in Mexico for current and potential development of wind electric generation facilities.

Sempra Natural Gas and its partner, ProLiance Transportation and Storage, LLC, own three salt caverns representing 10 Bcf to 12 Bcf of potential natural gas storage capacity in Cameron Parish, Louisiana, with plans for development of a natural gas storage facility, LA Storage.

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

In Washington County, Alabama, Sempra Natural Gas operates a 20 Bcf natural gas storage facility, Bay Gas, under a land lease, with the potential to expand total working capacity to 26 Bcf. Sempra Natural Gas also owns land in Simpson County, Mississippi, on which it operates a 22 Bcf natural gas storage facility, Mississippi Hub, with the potential to expand total working capacity to 30 Bcf. We will evaluate additional cavern and associated pipeline expansion opportunities at Bay Gas and Mississippi Hub based on regional market demand for storage services.

Sempra Natural Gas owns land in Port Arthur, Texas, for potential development. Sempra Natural Gas also has an equity interest in Cameron LNG JV, which owns land and an LNG regasification terminal and has a land lease in Hackberry, Louisiana. The joint venture is constructing a liquefaction terminal at the facility.

OTHER PROPERTIES

Sempra Energy occupies its 16-story corporate headquarters building in San Diego, California, pursuant to a 25-year, build-to-suit lease that expires in 2040. The lease has five five-year renewal options. We discuss the details of this lease further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SoCalGas leases approximately one-fourth of a 52-story office building in downtown Los Angeles, California, pursuant to an operating lease expiring in 2026. The lease has four five-year renewal options.

SDG&E occupies a six-building office complex in San Diego, California, pursuant to two separate operating leases, both ending in December 2024. One lease has four five-year renewal options and the other lease has three five-year renewal options.

Sempra International and Sempra U.S. Gas & Power own or lease office facilities at various locations in the United States, Mexico, Chile and Peru, with the leases ending from 2016 to 2021.

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

SEMPRA ENERGY EQUITY COMPENSATION PLANS

Sempra Energy has a long-term incentive plan that permits the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2015, outstanding awards consisted of stock options, restricted stock, and restricted stock units held by 421 employees.

The following table sets forth information regarding our equity compensation plan at December 31, 2015.

EQUITY COMPENSATION PLAN

Number of shares to
	be issued upon		Number of
	exercise of	Weighted-average	additional
	outstanding	exercise price of	shares remaining
	options, warrants	outstanding options,	available for future
	and rights(A)	warrants and rights(B)	issuance(C)(D)
Equity compensation plan approved
by shareholders:
2013 Long-Term Incentive Plan	3,148,478	$53.62	6,148,009

(A)
Consists of 527,997 options to purchase shares of our common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option, 2,211,351 performance-based restricted stock units and 409,130 restricted stock units that are service-based or issued in connection with certain other criteria. Each performance-based restricted stock unit represents the right to receive from zero to 1.5 shares (2.0 shares for awards granted during or after 2014) of our common stock if applicable performance conditions are satisfied. The 3,148,478 also includes awards granted under two previously shareholder-approved long-term incentive plans (Predecessor Plans). No new awards may be granted under these Predecessor Plans.

(B)	Represents only the weighted-average exercise price of the 527,997 options to purchase shares of common stock.
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

We also may, from time to time, purchase shares of our common stock from long-term incentive plan participants who elect to sell a sufficient number of vesting restricted shares to meet minimum statutory tax withholding requirements.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in “Five-Year Summaries” in the Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, on pages 2 through 85.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages 99 through 249 of the Annual Report. Item 15(a)1 of Part IV of this report includes a listing of financial statements included.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SEMPRA ENERGY

We provide the information required by Item 10 with respect to executive officers for Sempra Energy in Part I, Item 1. Business under “Executive Officers of the Registrants – Sempra Energy.” All other information required by Item 10 is incorporated by reference from “Corporate Governance” and “Share Ownership” in the Proxy Statement prepared for the May 2016 annual meeting of shareholders.

SOCALGAS

We provide the information required by Item 10 with respect to executive officers for SoCalGas in Part I, Item 1. Business under “Executive Officers of the Registrants – SDG&E and SoCalGas.” All other information required by Item 10 is incorporated by reference from the company’s Information Statement prepared for its May 2016 annual meeting of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from “Corporate Governance” and “Executive Compensation,” including “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Proxy Statement prepared for the May 2016 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the May 2016 annual meeting of shareholders for SoCalGas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is included in Item 5.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The security ownership information required by Item 12 is incorporated by reference from “Share Ownership” in the Proxy Statement prepared for the May 2016 annual meeting of shareholders for Sempra Energy and in the Information Statement prepared for the May 2016 annual meeting of shareholders for SoCalGas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from “Corporate Governance” in the Proxy Statement prepared for the May 2016 annual meeting of shareholders for Sempra Energy and from the Information Statement prepared for the May 2016 annual meeting of shareholders for SoCalGas.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as required by Item 14, is presented below for Sempra Energy, SDG&E and SoCalGas. The following table shows the fees paid to Deloitte & Touche LLP, the independent registered public accounting firm for Sempra Energy, SDG&E and SoCalGas, for services provided for 2015 and 2014.

PRINCIPAL ACCOUNTANT FEES
(Dollars in thousands)
	Sempra Energy
	Consolidated		SDG&E		SoCalGas
		Percent		Percent		Percent
	Fees	of total	Fees	of total	Fees	of total
2015:
Audit fees:
Consolidated financial statements and
internal controls audits, subsidiary
and statutory audits(1)	$11,269		$2,430		$2,516
Regulatory filings and related services	200		58		59
Total audit fees	11,469	91%	2,488	89%	2,575	87%
Audit-related fees:
Employee benefit plan audits	430		134		218
Other audit-related services,
accounting consultation	229		32		95
Total audit-related fees	659	5	166	6	313	11
Tax planning and compliance fees	440	4	140	5	54	2
All other fees	46	―	8	―	9	―
Total fees	$12,614	100%	$2,802	100%	$2,951	100%
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

(1)
Sempra Energy Consolidated includes $1.8 million of audit services relating to a confidential submission of a subsidiary's Form S-1 to the Securities and Exchange Commission for its potential master limited partnership formation and initial public offering.

The Audit Committee of Sempra Energy’s board of directors is directly responsible for the appointment, compensation, retention and oversight of the independent registered public accounting firm for Sempra Energy and its subsidiaries, including SDG&E and SoCalGas. As a matter of good corporate governance, the SDG&E and SoCalGas boards of directors also reviewed the performance of Deloitte & Touche LLP and concurred with the determination by the Sempra Energy Audit Committee to retain them as the independent registered public accounting firm for each of Sempra Energy, SDG&E and SoCalGas. Sempra Energy’s board has determined that each member of its Audit Committee is an independent director and is financially literate, and that Mr. Taylor, the chair of the committee, and Mr. Brocksmith are each an audit committee financial expert as defined by the rules of the SEC.

Except where pre-approval is not required by SEC rules, Sempra Energy’s Audit Committee pre-approves all audit and permissible non-audit services provided by Deloitte & Touche LLP for Sempra Energy and its subsidiaries. The committee’s pre-approval policies and procedures provide for the general pre-approval of specific types of services and give detailed guidance to management as to the services that are eligible for general pre-approval. They require specific pre-approval of all other permitted services. For both types of pre-approval, the committee considers whether the services to be provided are consistent with maintaining the firm’s independence. The policies and procedures also delegate authority to the chair of the committee to address any requests for pre-approval of services between committee meetings, with any pre-approval decisions to be reported to the committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

	Page in Annual Report(1)

	Sempra Energy	San Diego Gas & Electric Company	Southern California Gas Company

Evaluation of Disclosure Controls and Procedures	91	91	91

Management’s Report On Internal Control Over Financial Reporting	91	91	91

Reports of Independent Registered Public Accounting Firm	93	95	97

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	99	106	113

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013	100	107	114

Consolidated Balance Sheets at December 31, 2015 and 2014	101	108	115

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	103	110	117

Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013	105	112	N/A

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013	N/A	N/A	118

Notes to Consolidated Financial Statements	119	119	119
(1) Incorporated by reference from the indicated pages of the 2015 Annual Report to Shareholders, filed as Exhibit 13.1.

2. FINANCIAL STATEMENT SCHEDULES

Sempra Energy

Schedule I--Sempra Energy Condensed Financial Information of Parent may be found on page 55 of this report.

Any other schedule for which provision is made in Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and Notes thereto in the Annual Report.

3. EXHIBITS

See Exhibit Index on page 63 of this report.

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

SEMPRA ENERGY

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement No. 333-198572 on Form S-3 and 333-200828, 333-188526, 333-182225, 333-56161, 333-50806, 333-49732, 333-121073, 333-151184, 333-155191, 333-129774 and 333-157567 on Form S-8 of our reports dated February 26, 2016, relating to the consolidated financial statements of Sempra Energy and subsidiaries (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2015.

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

February 26, 2016

SAN DIEGO GAS & ELECTRIC COMPANY

To the Board of Directors and Shareholder of San Diego Gas & Electric Company:

We consent to the incorporation by reference in Registration Statement No. 333-205410 on Form S-3 of our reports dated February 26, 2016, relating to the consolidated financial statements of San Diego Gas & Electric Company (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of San Diego Gas & Electric Company for the year ended December 31, 2015.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 26, 2016

SOUTHERN CALIFORNIA GAS COMPANY

To the Board of Directors and Shareholders of Southern California Gas Company:

We consent to the incorporation by reference in Registration Statement No. 333-205950 on Form S-3 of our reports dated February 26, 2016, relating to the consolidated financial statements of Southern California Gas Company and subsidiaries (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2015.

/s/ DELOITTE & TOUCHE LLP

San Diego, California

February 26, 2016

SCHEDULE I – SEMPRA ENERGY CONDENSED FINANCIAL INFORMATION OF PARENT

SEMPRA ENERGY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Years ended December 31,
	2015		2014		2013

Interest income	$	―	$	―	$42
Interest expense		(261)		(235)	(239)
Operation and maintenance		(66)		(78)	(63)
Other income, net		7		50	41
Income tax benefits		150		133	117
Loss before equity in earnings of subsidiaries		(170)		(130)	(102)
Equity in earnings of subsidiaries, net of income taxes		1,519		1,291	1,103
Net income/earnings		$1,349		$1,161	$1,001

Basic earnings per common share		$5.43		$4.72	$4.10
Weighted-average number of shares outstanding (thousands)		248,249		245,891	243,863

Diluted earnings per common share		$5.37		$4.63	$4.01
Weighted-average number of shares outstanding (thousands)		250,923		250,655	249,332
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31,
	Pretax	Income tax	Net-of-tax
	amount	benefit (expense)	amount
2015:
Net income	$1,199	$150	$1,349
Other comprehensive income (loss):
Foreign currency translation adjustments	(260)	―	(260)
Financial instruments	(80)	33	(47)
Pension and other postretirement benefits	(3)	1	(2)
Total other comprehensive loss	(343)	34	(309)
Comprehensive income	$856	$184	$1,040
2014:
Net income	$1,028	$133	$1,161
Other comprehensive income (loss):
Foreign currency translation adjustments	(193)	―	(193)
Financial instruments	(106)	42	(64)
Pension and other postretirement benefits	(20)	8	(12)
Total other comprehensive loss	(319)	50	(269)
Comprehensive income	$709	$183	$892
2013:
Net income	$884	$117	$1,001
Other comprehensive income (loss):
Foreign currency translation adjustments	111	―	111
Financial instruments	13	(4)	9
Pension and other postretirement benefits	47	(19)	28
Total other comprehensive income	171	(23)	148
Comprehensive income	$1,055	$94	$1,149
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2015	2014(1)
Assets:
Cash and cash equivalents	$4	$3
Due from affiliates	62	101
Deferred income taxes	―	398
Other current assets	4	15
Total current assets	70	517

Investments in subsidiaries	15,586	14,557
Due from affiliates	457	174
Deferred income taxes	2,188	1,544
Other assets	641	609
Total assets	$18,942	$17,401

Liabilities and shareholders’ equity:
Current portion of long-term debt	$752	$ ―
Due to affiliates	332	338
Income taxes payable	42	93
Other current liabilities	310	271
Total current liabilities	1,436	702

Long-term debt	5,195	4,644
Due to affiliates	―	230
Other long-term liabilities	502	499
Shareholders’ equity	11,809	11,326
Total liabilities and shareholders’ equity	$18,942	$17,401
(1) As adjusted for the retrospective adoption of ASU 2015-03.
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2015	2014	2013

Net cash used in operating activities	$(255)	$(260)	$(131)

Dividends received from subsidiaries	350	300	50
Expenditures for property, plant and equipment	(43)	(15)	(1)
Purchase of trust assets	(5)	(4)	(5)
Proceeds from sales by trust	―	―	10
Capital contribution to subsidiaries	―	―	(6)
(Increase) decrease in loans to affiliates, net	(457)	627	962
Cash (used in) provided by investing activities	(155)	908	1,010

Common stock dividends paid	(628)	(598)	(606)
Issuances of common stock	52	56	62
Repurchases of common stock	(74)	(38)	(45)
Issuances of long-term debt	1,248	499	498
Payments on long-term debt	―	(800)	(650)
(Decrease) increase in loans from affiliates, net	(230)	234	(147)
Tax benefit related to share-based compensation	52	―	―
Other	(9)	(4)	(3)
Cash provided by (used in) financing activities	411	(651)	(891)

Increase (decrease) in cash and cash equivalents	1	(3)	(12)
Cash and cash equivalents, January 1	3	6	18
Cash and cash equivalents, December 31	$4	$3	$6

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Financing of build-to-suit property	$61	$61	$14
Common dividends issued in stock	55	42	―
Dividends declared but not paid	174	163	154
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Sempra Energy accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.

Other Income, Net, on the Condensed Statements of Operations includes $3 million, $27 million and $39 million of gains on dedicated assets in support of our executive retirement and deferred compensation plans in 2015, 2014 and 2013, respectively.

Because of its nature as a holding company, Sempra Energy classifies dividends received from subsidiaries as an investing cash flow.

Note 2. New Accounting Standards

Accounting Standards Update (ASU) 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) and ASU 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (ASU 2015-15): ASU 2015-03 provides guidance on the financial statement presentation of debt issuance costs and requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the related long-term debt liability. This guidance must be applied using a full retrospective approach for all periods presented in the period of adoption. Sempra Energy retrospectively adopted ASU 2015-03 during the annual reporting period ended December 31, 2015, and the adoption did not affect its results of operations or cash flows. The Condensed Balance Sheet at December 31, 2014 reflects the reclassification of $22 million from Other Assets to Long-Term Debt.

ASU 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes” (ASU 2015-17): ASU 2015-17 simplifies the financial statement presentation of deferred tax assets and liabilities and requires an entity to present deferred tax assets and liabilities as noncurrent on the balance sheet. This guidance may be applied prospectively or retrospectively.

Sempra Energy adopted ASU 2015-17 on a prospective basis for the annual reporting period ended December 31, 2015, and the adoption did not affect its results of operations or cash flows. The Consolidated Balance Sheet at December 31, 2014 was not retrospectively adjusted.

ASU 2016-02, “Leases” (ASU 2016-02): ASU 2016-02 requires entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous provisions of accounting principles generally accepted in the United States of America (U.S. GAAP), other than certain changes to align lessor accounting to specific changes made to lessee accounting and ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2016-02 also requires qualitative disclosures along with specific quantitative disclosures for both lessees and lessors.

For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and is effective for interim periods in the year of adoption. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes optional practical expedients that may be elected, which would allow entities to continue to account for leases that commence before the effective date of the standard in accordance with previous U.S. GAAP unless the lease is modified, except for the lessee requirement to recognize right-of-use assets and lease liabilities for all operating leases at the reporting date. We are currently evaluating the effect of the standard on our ongoing financial reporting.

Note 3. Long-Term Debt

The following table shows the detail and maturities of long-term debt outstanding:

LONG-TERM DEBT
(Dollars in millions)
	December 31,	December 31,
	2015	2014(1)

6.5% Notes June 1, 2016, including $300 at variable rates after
fixed-to-floating rate swaps effective January 2011 (4.77% at December 31, 2015)	$750	$750
2.3% Notes April 1, 2017	600	600
6.15% Notes June 15, 2018	500	500
9.8% Notes February 15, 2019	500	500
2.4% Notes March 15, 2020	500	―
2.85% Notes November 15, 2020	400	―
2.875% Notes October 1, 2022	500	500
4.05% Notes December 1, 2023	500	500
3.55% Notes June 15, 2024	500	500
3.75% Notes November 15, 2025	350	―
6% Notes October 15, 2039	750	750
Market value adjustments for interest rate swaps, net	(2)	―
Build-to-suit lease	136	75
	5,984	4,675
Current portion of long-term debt	(752)	―
Unamortized discount on long-term debt	(10)	(9)
Unamortized debt issuance costs	(27)	(22)
Total long-term debt	$5,195	$4,644
(1) As adjusted for the retrospective adoption of ASU 2015-03.

Excluding the build-to-suit lease and market value adjustments for interest rate swaps, maturities of long-term debt are $750 million in 2016, $600 million in 2017, $500 million in 2018, $500 million in 2019, $900 million in 2020 and $2.6 billion thereafter.

Additional information on Sempra Energy’s long-term debt is provided in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

Note 4. Commitments and Contingencies

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

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chief Executive Officer	/s/ Debra L. Reed	February 26, 2016

Principal Financial Officer: Joseph A. Householder Executive Vice President and Chief Financial Officer	/s/ Joseph A. Householder	February 26, 2016

Principal Accounting Officer: Trevor I. Mihalik Senior Vice President, Controller and Chief Accounting Officer	/s/ Trevor I. Mihalik	February 26, 2016

Directors:
Debra L. Reed, Chairman	/s/ Debra L. Reed	February 26, 2016

Alan L. Boeckmann, Director	/s/ Alan L. Boeckmann	February 26, 2016

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 26, 2016

Kathleen L. Brown, Director	/s/ Kathleen L. Brown	February 26, 2016

Pablo A. Ferrero, Director	/s/ Pablo A. Ferrero	February 26, 2016

William D. Jones, Director	/s/ William D. Jones	February 26, 2016

William G. Ouchi, Ph.D., Director	/s/ William G. Ouchi	February 26, 2016

William C. Rusnack, Director	/s/ William C. Rusnack	February 26, 2016

William P. Rutledge, Director	/s/ William P. Rutledge	February 26, 2016

Lynn Schenk, Director	/s/ Lynn Schenk	February 26, 2016

Jack T. Taylor, Director	/s/ Jack T. Taylor	February 26, 2016

James C. Yardley, Director	/s/ James C. Yardley	February 26, 2016

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

By: /s/ J. Walker Martin
J. Walker Martin Chairman, President and Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: J. Walker Martin President and Chief Executive Officer	/s/ J. Walker Martin	February 26, 2016

Principal Financial and Accounting Officer: Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Bruce A. Folkmann	February 26, 2016

Directors:
J. Walker Martin, Chairman	/s/ J. Walker Martin	February 26, 2016

Steven D. Davis, Director	/s/ Steven D. Davis	February 26, 2016

G. Joyce Rowland, Director	/s/ G. Joyce Rowland	February 26, 2016

Martha B. Wyrsch, Director	/s/ Martha B. Wyrsch	February 26, 2016

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

By: /s/ Dennis V. Arriola
Dennis V. Arriola Chairman, President and Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Dennis V. Arriola President and Chief Executive Officer	/s/ Dennis V. Arriola	February 26, 2016

Principal Financial and Accounting Officer: Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Bruce A. Folkmann	February 26, 2016

Directors:
Dennis V. Arriola, Chairman	/s/ Dennis V. Arriola	February 26, 2016

Steven D. Davis, Director	/s/ Steven D. Davis	February 26, 2016

G. Joyce Rowland, Director	/s/ G. Joyce Rowland	February 26, 2016

J. Bret Lane, Director	/s/ J. Bret Lane	February 26, 2016

Martha B. Wyrsch, Director	/s/ Martha B. Wyrsch	February 26, 2016

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

The following exhibits relate to each registrant as indicated.

EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION

Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008
(Appendix B to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

3.2	Bylaws of Sempra Energy (as amended through December 15, 2015) (Sempra Energy Form 8-K filed on December 17, 2015, Exhibit 3.1).

San Diego Gas & Electric Company (SDG&E)
3.3	Amended and Restated Bylaws of San Diego Gas & Electric effective June 15, 2010 (SDG&E
Form 8-K filed on June 17, 2010, Exhibit 3).

3.4	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company
effective August 15, 2014 (2014 Sempra Energy Form 10-K, Exhibit 3.4).

Southern California Gas Company (SoCalGas)
3.5	Amended and Restated Bylaws of Southern California Gas Company effective June 14, 2010
(SoCalGas Form 8-K filed on June 17, 2010, Exhibit 3.1).

3.6	Restated Articles of Incorporation of Southern California Gas Company effective October 7,
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
Association dated as of September 15, 1981 (Registration Statement No. 333-70654, Exhibit
4.24).

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.1	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement
dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.1).

Sempra Energy / San Diego Gas & Electric Company
10.2	Amended and Restated Operating Order between San Diego Gas & Electric Company and the
California Department of Water Resources effective March 10, 2011 (Sempra Energy March
31, 2011 Form 10-Q, Exhibit 10.4).

10.3	Amended and Restated Servicing Order between San Diego Gas & Electric Company and the
California Department of Water Resources effective March 10, 2011 (Sempra Energy March
31, 2011 Form 10-Q, Exhibit 10.5).

Compensation

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.4	Form of Sempra Energy Shared Services Executive Incentive Compensation Plan
(2013 Sempra Energy Form 10-K, Exhibit 10.19).

10.5	Amended and Restated Sempra Energy 2013 Long-Term Incentive Plan.

10.6	Form of Sempra Energy 2013 Long-Term Incentive Plan 2016 Performance-Based Restricted
Stock Unit Award - Relative Total Shareholder Return Performance Measure.

10.7	Form of Sempra Energy 2013 Long-Term Incentive Plan 2016 Performance-Based Restricted
Stock Unit Award - EPS Growth Performance Measure.

10.8	Form of Sempra Energy 2013 Long-Term Incentive Plan 2016 Restricted Stock Unit Award.

10.9	Form of Sempra Energy 2013 Long-Term Incentive Plan 2015 Performance-Based Restricted
Stock Unit Award - Relative Total Shareholder Return Performance Measure (2014 Sempra
Energy Form 10-K, Exhibit 10.19).

10.10	Form of Sempra Energy 2013 Long-Term Incentive Plan 2015 Performance-Based Restricted
Stock Unit Award - EPS Growth Performance Measure (2014 Sempra Energy Form 10-K,
Exhibit 10.20).

10.11	Form of Sempra Energy 2013 Long-Term Incentive Plan 2015 Performance-Based Restricted
Stock Unit Award (2014 Sempra Energy Form 10-K, Exhibit 10.21).

10.12	Form of Sempra Energy 2013 Long-Term Incentive Plan 2015 Restricted Stock Unit Award
Agreement.

10.13	Form of Sempra Energy 2013 Long-Term Incentive Plan 2014 Restricted Stock Unit Award
(Sempra Energy March 31, 2014 Form 10-Q, Exhibit 10.1).

10.14	Form of Sempra Energy 2013 Long-Term Incentive Plan 2014 Performance-Based Restricted
Stock Unit Award - EPS Growth Performance Measure (Sempra Energy March 31, 2014
Form 10-Q, Exhibit 10.2).

10.15	Form of Sempra Energy 2013 Long-Term Incentive Plan 2014 Performance-Based Restricted
Stock Unit Award - Relative Total Shareholder Return Performance Measure (Sempra
Energy March 31, 2014 Form 10-Q, Exhibit 10.3).

10.16	Form of Sempra Energy 2013 Long-Term Incentive Plan 2013 Performance-Based Restricted
Stock Unit Award (Sempra Energy September 30, 2013 Form 10-Q, Exhibit 10.1).

10.17	Sempra Energy 2008 Long Term Incentive Plan (Appendix A to the 2008 Sempra Energy
Definitive Proxy Statement, filed on April 15, 2008).

10.18	Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other
Eligible Individuals (Registration Statement on Form S-8 Sempra Energy Registration
Statement No. 333-155191 dated November 7, 2008, Exhibit 10.1).

10.19	Form of Sempra Energy 2008 Long-Term Incentive Plan 2013 Restricted Stock
Unit Award Agreement.

10.20	Form of Sempra Energy 2008 Long Term Incentive Plan 2012 Performance-Based Restricted
Stock Unit Award (March 31, 2012 Sempra Energy Form 10-Q, Exhibit 10.1).

10.21	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Nonqualified Stock Option
Agreement (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.2).

10.22	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option
Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.23	Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003
Sempra Energy Form 10-Q, Exhibit 10.2).

10.24	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option
Agreement (2007 Sempra Energy Form 10-K, Exhibit 10.10).

10.25	Amended and Restated Sempra Energy 2005 Deferred Compensation Plan,
now known as Sempra Energy Employee and Director Retirement
Savings Plan (June 30, 2015 Sempra Energy Form 10-Q, Exhibit 10.1).

10.26	Amendment to the Amended and Restated Sempra Energy Deferred Compensation and
Excess Savings Plan (2008 Sempra Energy Form 10-K, Exhibit 10.25).

10.27	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan
(September 30, 2002 Sempra Energy Form 10-Q, Exhibit 10.3).

10.28	2009 Amendment and Restatement of the Sempra Energy Supplemental
Executive Retirement Plan effective July 1, 2009.

10.29	First Amendment to the 2009 Amendment and Restatement of the Sempra Energy Supplemental
Executive Retirement Plan effective February 11, 2010.

10.30	Second Amendment to the 2009 Amendment and Restatement of the Sempra Energy
Supplemental Executive Retirement Plan effective January 1, 2014
(2014 Sempra Energy Form 10-K, Exhibit 10.43).

10.31	2015 Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan
effective November 10, 2015.

10.32	Sempra Energy Amended and Restated Executive Life Insurance Plan (2012 Sempra Energy
Form 10-K, Exhibit 10.22).

10.33	Sempra Energy Executive Personal Financial Planning Program Policy Document (September
30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.34	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008
Sempra Energy Form 10-Q, Exhibit 10.2).

10.35	Sempra Energy Amended and Restated Executive Medical Plan (2008 Sempra Energy Form
10-K, Exhibit 10.26).

10.36	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective January 1,
2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

Sempra Energy

10.37	Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy
Form 10-K, Exhibit 10.09).

10.38	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Debra L. Reed (Sempra Energy Form 8-K filed on July 1, 2011, Exhibit 10.1).

10.39	Amendment to the Amended and Restated Severance Pay Agreement
between Sempra Energy and Mark A. Snell (Sempra Energy Form 8-K filed on
September 15, 2011, Exhibit 10.1).

10.40	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Mark A. Snell, dated November 4, 2008 (2014 Sempra Energy Form 10-K, Exhibit 10.53).

10.41	Severance Pay Agreement between Sempra Energy and Joseph A. Householder (Sempra
Energy Form 8-K filed on September 15, 2011, Exhibit 10.2).

10.42	Severance Pay Agreement between Sempra Energy and Martha B. Wyrsch, dated September
3, 2013 (2013 Sempra Energy Form 10-K, Exhibit 10.57).

10.43	Severance Pay Agreement between Sempra Energy and Steven D. Davis, dated December 31,
2011 (2014 Sempra Energy Form 10-K, Exhibit 10.68).

10.44	Severance Pay Agreement between Sempra Energy and G. Joyce Rowland (2011 Sempra
Energy Form 10-K, Exhibit 10.26).

10.45	Severance Pay Agreement between Sempra Energy and Trevor Mihalik (June 30, 2012
Sempra Energy Form 10-Q, Exhibit 10.3).

10.46	Form of Sempra Energy Non-Employee Directors’ Restricted Stock Unit Award (2014 Sempra
Energy Form 10-K, Exhibit 10.59).

10.47	Form of Sempra Energy Long Term Incentive Plan, Restricted Stock Unit Award
for Sempra Energy’s Board of Directors (Sempra Energy June 30, 2010 Form 10-Q, Exhibit
10.2).

10.48	Form of Sempra Energy 2008 Non-Employee Directors’ Stock Plan, Nonqualified Stock
Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.5).

10.49	Form of Sempra Energy 1998 Non-Employee Directors’ Stock Plan Non-Qualified Stock
Option Agreement (2006 Sempra Energy Form 10-K, Exhibit 10.09).

10.50	Amendment and Restatement of Sempra Energy 1998 Non-Employee Directors’ Stock Plan
effective March 2, 1999 (2014 Sempra Energy Form 10-K, Exhibit 10.63).

10.51	Sempra Energy 1998 Non-Employee Directors’ Stock Plan (Registration Statement on Form
S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).

10.52	Sempra Energy Amended and Restated Sempra Energy Retirement Plan for Directors (June
30, 2008 Sempra Energy Form 10-Q, Exhibit 10.7).

Sempra Energy / San Diego Gas & Electric Company
10.53	Form of Sempra Energy and San Diego Gas & Electric Company Executive Incentive
Compensation Plan (2013 Sempra Energy Form 10-K, Exhibit 10.64).

10.54	Severance Pay Agreement between Sempra Energy and Jeffrey W. Martin, dated April 3,
2010 (2013 Sempra Energy Form 10-K, Exhibit 10.65).

10.55	Severance Pay Agreement between Sempra Energy and James P. Avery, dated February 18,
2013 (Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.2).

10.56	Severance Pay Agreement between Sempra Energy and Erbin Keith, dated February 18, 2013
(Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.5).

Sempra Energy / Southern California Gas Company
10.57	Form of Sempra Energy and Southern California Gas Company Executive Incentive
Compensation Plan (2013 Sempra Energy Form 10-K, Exhibit 10.71).

10.58	Severance Pay Agreement between Sempra Energy and John C. Baker, dated February 18,
2013 (2014 Sempra Energy Form 10-K, Exhibit 10.67).

10.59	Severance Pay Agreement between Sempra Energy and Lee Schavrien, dated February 18,
2013 (Sempra Energy March 31, 2013 Form 10-Q, Exhibit 10.3).

10.60	Severance Pay Agreement between Sempra Energy and Dennis Arriola (September 30, 2012
Sempra Energy Form 10-Q, Exhibit 10.1).

10.61	Severance Pay Agreement between Sempra Energy and J. Bret Lane, dated August 4, 2012
(2013 Sempra Energy Form 10-K, Exhibit 10.72).

10.62	Severance Pay Agreement between Sempra Energy and Robert M. Schlax, dated January 17,
2014 (2013 Sempra Energy Form 10-K, Exhibit 10.66).

10.63	Severance Pay Agreement between Sempra Energy and Bruce Folkmann, dated
August 4, 2012.

10.64	Severance Pay Agreement between Sempra Energy and Sharon L. Tomkins, dated
August 30, 2014.

Nuclear

Sempra Energy / San Diego Gas & Electric Company
10.65	Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre
Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit
10.7).

10.66	Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated
September 22, 1994 (see Exhibit 10.65 above) (1994 SDG&E Form 10-K, Exhibit 10.56).

10.67	Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.65 above) (1994 SDG&E Form 10-K, Exhibit 10.57).

10.68	Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.65 above) (1996 SDG&E Form 10-K, Exhibit 10.59).

10.69	Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.65 above) (1996 SDG&E Form 10-K, Exhibit 10.60).

10.70	Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.65 above) (1999 SDG&E Form 10-K, Exhibit 10.26).

10.71	Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.65 above) (1999 SDG&E Form 10-K, Exhibit 10.27).

10.72	Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated December 24, 2003 (see Exhibit 10.65 above) (2003 Sempra Energy Form 10-K, Exhibit
10.42).

10.73	Eighth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated October 12, 2011 (see Exhibit 10.65 above) (2011 SDG&E Form 10-K, Exhibit 10.70).

10.74	Ninth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated January 9, 2014 (see Exhibit 10.65 above) (2013 Sempra Energy Form 10-K,
Exhibit 10.83).

10.75	Tenth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated August 27, 2014 (see Exhibit 10.65 above) (Sempra Energy September 30, 2014 Form
10-Q, Exhibit 10.1).

10.76	Eleventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated August 27, 2014 (see Exhibit 10.65 above) (Sempra Energy September 30, 2014 Form
10-Q, Exhibit 10.2).

10.77	Twelfth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated August 27, 2014 (see Exhibit 10.65 above) (Sempra Energy September 30, 2014 Form
10-Q, Exhibit 10.3).

10.78	Thirteenth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated January 1, 2015 (see Exhibit 10.65 above).

10.79	Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San
Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K,
Exhibit 10.8).

10.80	First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
(see Exhibit 10.79 above) (1996 SDG&E Form 10-K, Exhibit 10.62).

10.81	Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station (see Exhibit 10.79 above) (1996 SDG&E Form 10-K, Exhibit 10.63).

10.82	Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station (see Exhibit 10.79 above) (1999 SDG&E Form 10-K, Exhibit 10.31).

10.83	Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station (see Exhibit 10.79 above) (1999 SDG&E Form 10-K, Exhibit 10.32).

10.84	Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified
CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
dated December 24, 2003 (see Exhibit 10.79 above) (2003 Sempra Energy Form 10-K, Exhibit
10.48).

10.85	Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated October 12, 2011 (see Exhibit 10.79 above) (2011 SDG&E Form 10-
K, Exhibit 10.77).

10.86	Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated January 9, 2014 (see Exhibit 10.79 above) (2013 Sempra Energy
Form 10-K, Exhibit 10.91).

10.87	Eighth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated August 27, 2014 (see Exhibit 10.79 above) (Sempra Energy
September 30, 2014 Form 10-Q, Exhibit 10.4).

10.88	Ninth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated August 27, 2014 (see Exhibit 10.79 above) (Sempra Energy
September 30, 2014 Form 10-Q, Exhibit 10.5).

10.89	Tenth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated August 27, 2014 (see Exhibit 10.79 above) (Sempra Energy
September 30, 2014 Form 10-Q, Exhibit 10.6).

10.90	Eleventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-
Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear
Generating Station dated January 1, 2015 (see Exhibit 10.79 above).

10.91	U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988
SDG&E Form 10-K, Exhibit 10N).

EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS

Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
Stock Dividends for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Computation of Ratio of Earnings to Combined Fixed Charges and
Preferred Stock Dividends for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends for the years ended December 31, 2015, 2014, 2013,
2012 and 2011.

EXHIBIT 13 -- ANNUAL REPORT TO SECURITY HOLDERS

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
13.1	Sempra Energy 2015 Annual Report to Shareholders. (Such report, except for the portions
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
14.01).

EXHIBIT 21 -- SUBSIDIARIES

Sempra Energy
21.1	Sempra Energy Schedule of Certain Subsidiaries at December 31, 2015.

EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL

23.1	Consents of Independent Registered Public Accounting Firm and Report on Schedule, pages
52 through 54.

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18
U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18
U.S.C. Sec. 1350.

Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18
U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18
U.S.C. Sec. 1350.

EXHIBIT 99 -- ADDITIONAL EXHIBITS

Sempra Energy / Southern California Gas Company
99.1	Press Release, including the Proclamation of a State of Emergency, by the Governor of the State
of California, dated January 6, 2016 (Sempra Energy and SoCalGas Combined Form 8-K
filed on January 7, 2016, Exhibit 99.1).

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY

AB	Assembly Bill	FTA	Free Trade Agreement
Annual Report	2015 Annual Report to Shareholders	GHG	Greenhouse gas
ASU	Accounting Standards Update	The Governor's Order	Proclamation of a State of Emergency, by the Governor of the State of California, dated January 6, 2016
Bay Gas	Bay Gas Storage Company, Ltd.	IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
Bcf	Billion cubic feet (of natural gas)	IOUs	Investor-owned utilities
BMV	La Bolsa Mexicana de Valores, S.A.B. de C.V. (the Mexican Stock Exchange)	IRS	Internal Revenue Service
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company	ISFSI	Independent spent fuel storage installations
Cameron LNG JV	Cameron LNG Holdings, LLC	ISO	Independent System Operator
CARB	California Air Resources Board	kV	Kilovolt
CCC	California Coastal Commission	kW	Kilowatt
CDEC	Centros de Despacho Económico de Carga (Centers for Economic Load Dispatch) (Chile)	LA Storage	LA Storage, LLC
CDEC-SIC	Sistema Interconectado Central (Central Interconnected System) (Chile)	LNG	Liquefied natural gas
CDEC-SING	Sistema Interconectado del Norte Grande (Northern Interconnected System) (Chile)	Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
CEC	California Energy Commission	Mississippi Hub	Mississippi Hub, LLC
CFE	Comisión Federal de Electricidad	Mobile Gas	Mobile Gas Service Corporation
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries	Mtpa	Million tonnes per annum
CNBV	Comisión Nacional Bancaria y de Valores (Mexican National Banking and Securities Commission)	MW	Megawatt
CNE	Comisión Nacional de Energía (National Energy Commission) (Chile)	MWh	Megawatt hours
COES	Comité de Operación Económica del Sistema Interconectado Nacional (Committee of Economic Operation of the National Interconnected System) (Peru)	NEM	Net energy metering
CPUC	California Public Utilities Commission	NRC	Nuclear Regulatory Commission
CRE	Comisión Reguladora de Energía (Energy Regulatory Commission) (Mexico)	NYK	Nippon Yusen Kabushiki Kaisha
DOE	U.S. Department of Energy	OSINERGMIN	Organismo Supervisor de la Inversión en Energía y Minería (Energy and Mining Investment Supervisory Body) (Peru)
DOGGR	California Department of Conservation's Division of Oil, Gas, and Geothermal Resources	PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
DOT	U.S. Department of Transportation	PG&E	Pacific Gas and Electric Company
Edison	Southern California Edison Company	PHMSA	Pipeline and Hazardous Materials Safety Administration
EPA	Environmental Protection Agency	PSEP	Pipeline Safety Enhancement Plan
EPC	Engineering, procurement and construction	QF	Qualifying Facility
ERR	Eligible Renewable Energy Resource	RBS Sempra Commodities	RBS Sempra Commodities LLP
FERC	Federal Energy Regulatory Commission	REX	Rockies Express pipeline

GLOSSARY (CONTINUED)

RNV	Registro Nacional de Valores (Mexican National Securities Registry)	SEC	Securities and Exchange Commission
Rockies Express	Rockies Express Pipeline LLC	SEIN	Sistema Eléctrico Interconectado Nacional (Peruvian national interconnected system)
RPS	Renewables Portfolio Standard	SoCalGas	Southern California Gas Company
SAESA	Sociedad Austral de Electricidad Sociedad Anónima	SONGS	San Onofre Nuclear Generating Station
SB	Senate Bill	The board	Sempra Energy's board of directors
SCAQMD	South Coast Air Quality Management District	TURN	The Utility Reform Network
SDG&E	San Diego Gas & Electric Company	UCAN	Utility Consumers’ Action Network
SDWA	Safe Drinking Water Act	Willmut Gas	Willmut Gas Company