Form 10-Q
period 2016-06-30
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2016-08-04
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		June 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Common stock outstanding on July 29, 2016:

Sempra Energy	249,801,432 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	81
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	128
Item 4.	Controls and Procedures	129

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	130
Item 1A.	Risk Factors	130
Item 6.	Exhibits	130

Signatures		132

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
In this report, when we use words such as "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," "contemplates," "intends," "assumes," "depends," "should," "could," "would," "will," "confident," "may," "potential," "possible," "proposed," "target," "pursue," "goals," "outlook," "maintain," or similar expressions, or when we discuss our guidance, strategy, plans, goals, opportunities, projections, initiatives, objectives or intentions, we are making forward-looking statements.
Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include

▪	local, regional, national and international economic, competitive, political, legislative, legal and regulatory conditions, decisions and developments;
▪
actions and the timing of actions, including general rate case decisions, new regulations, issuances of permits to construct, operate, and maintain facilities and equipment and to use land, franchise agreements and licenses for operation, by the California Public Utilities Commission, California State Legislature, U.S. Department of Energy, California Division of Oil, Gas, and Geothermal Resources, Federal Energy Regulatory Commission, Nuclear Regulatory Commission, California Energy Commission, U.S. Environmental Protection Agency, Pipeline and Hazardous Materials Safety Administration, California Air Resources Board, South Coast Air Quality Management District, Los Angeles County Department of Public Health, Mexican Competition Commission, states, cities and counties, and other regulatory and governmental bodies in the countries in which we operate;

▪
the timing and success of business development efforts and construction, maintenance and capital projects, including risks in obtaining, maintaining or extending permits, licenses, certificates and other authorizations on a timely basis, risks in obtaining the consent of our partners, and risks in obtaining adequate and competitive financing for such projects;

▪	the resolution of civil and criminal litigation and regulatory investigations;
▪
deviations from regulatory precedent or practice that result in a reallocation of benefits or burdens among shareholders and ratepayers, and delays in, or disallowance or denial of, regulatory agency authorization to recover costs in rates from customers;

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

▪
weather conditions, natural disasters, catastrophic accidents, equipment failures, terrorist attacks and other events that may disrupt our operations, damage our facilities and systems, cause the release of greenhouse gasses, radioactive materials and harmful emissions, and subject us to third-party liability for property damage or personal injuries, fines and penalties, some of which may not be covered by insurance (including costs in excess of applicable policy limits) or may be disputed by insurers;

▪
cybersecurity threats to the energy grid, natural gas storage and pipeline infrastructure, the information and systems used to operate our businesses and the confidentiality of our proprietary information and the personal information of our customers and employees;

▪	failure to obtain regulatory approval for projects required to enhance safety and reliability;
▪	the ability to win competitively bid infrastructure projects against a number of strong competitors willing to aggressively bid for these projects;
▪	capital markets conditions, including the availability of credit and the liquidity of our investments, and inflation, interest and currency exchange rates;
▪
disallowance of regulatory assets associated with, or decommissioning costs of, the San Onofre Nuclear Generating Station facility due to increased regulatory oversight, including motions to modify settlements;

▪	expropriation of assets by foreign governments and title and other property disputes;
▪
the impact on reliability of San Diego Gas & Electric Company's (SDG&E) electric transmission and distribution system due to increased amount and variability of power supply from renewable energy sources and increased reliance on natural gas and natural gas transmission systems;

▪
the impact on competitive customer rates of the growth in distributed and local power generation and the corresponding decrease in demand for power delivered through SDG&E's electric transmission and distribution system;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)
REVENUES
Utilities	$1,994	$2,133	$4,436	$4,555
Energy-related businesses	162	234	342	494
Total revenues	2,156	2,367	4,778	5,049
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(183)	(239)	(494)	(585)
Cost of electric fuel and purchased power	(561)	(498)	(1,076)	(979)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(62)	(73)	(118)	(171)
Other cost of sales	(226)	(42)	(261)	(77)
Operation and maintenance	(727)	(713)	(1,428)	(1,371)
Depreciation and amortization	(314)	(307)	(642)	(610)
Franchise fees and other taxes	(96)	(96)	(207)	(203)
Plant closure adjustment	―	―	―	21
Gain on sale of assets	―	62	―	62
Equity earnings (losses), before income tax	14	27	(8)	46
Other income, net	23	37	72	76
Interest income	6	10	12	17
Interest expense	(142)	(139)	(285)	(273)
(Loss) income before income taxes and equity earnings
of certain unconsolidated subsidiaries	(112)	396	343	1,002
Income tax benefit (expense)	106	(98)	(36)	(261)
Equity earnings, net of income tax	33	22	50	37
Net income	27	320	357	778
Earnings attributable to noncontrolling interests	(10)	(24)	(21)	(45)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings	$16	$295	$335	$732

Basic earnings per common share	$0.06	$1.19	$1.34	$2.95

Weighted-average number of shares outstanding,
basic (thousands)	250,096	248,108	249,915	247,916

Diluted earnings per common share	$0.06	$1.17	$1.33	$2.91

Weighted-average number of shares outstanding,
diluted (thousands)	251,938	251,491	251,686	251,264

Dividends declared per share of common stock	$0.75	$0.70	$1.51	$1.40
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders' equity
	Pretax	Income tax	Net-of-tax	Noncontrolling
	amount	benefit (expense)	amount	interests (after-tax)	Total
	Three months ended June 30, 2016 and 2015
	(unaudited)
2016:
Net (loss) income	$(89)	$106	$17	$10	$27
Other comprehensive income (loss):
Foreign currency translation adjustments	11	―	11	―	11
Financial instruments	(78)	35	(43)	1	(42)
Pension and other postretirement benefits	2	(1)	1	―	1
Total other comprehensive (loss) income	(65)	34	(31)	1	(30)
Comprehensive (loss) income	(154)	140	(14)	11	(3)
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive (loss) income, after preferred
dividends of subsidiary	$(155)	$140	$(15)	$11	$(4)
2015:
Net income	$394	$(98)	$296	$24	$320
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	―	(43)	(5)	(48)
Financial instruments	95	(36)	59	6	65
Pension and other postretirement benefits	2	(1)	1	―	1
Total other comprehensive income	54	(37)	17	1	18
Comprehensive income	448	(135)	313	25	338
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiary	$447	$(135)	$312	$25	$337

	Six months ended June 30, 2016 and 2015
	(unaudited)
2016:
Net income	$372	$(36)	$336	$21	$357
Other comprehensive income (loss):
Foreign currency translation adjustments	79	―	79	5	84
Financial instruments	(237)	110	(127)	(4)	(131)
Pension and other postretirement benefits	4	(2)	2	―	2
Total other comprehensive (loss) income	(154)	108	(46)	1	(45)
Comprehensive income	218	72	290	22	312
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiary	$217	$72	$289	$22	$311
2015:
Net income	$994	$(261)	$733	$45	$778
Other comprehensive income (loss):
Foreign currency translation adjustments	(105)	―	(105)	(13)	(118)
Financial instruments	6	(2)	4	1	5
Pension and other postretirement benefits	4	(2)	2	―	2
Total other comprehensive loss	(95)	(4)	(99)	(12)	(111)
Comprehensive income	899	(265)	634	33	667
Preferred dividends of subsidiary	(1)	―	(1)	―	(1)
Comprehensive income, after preferred
dividends of subsidiary	$898	$(265)	$633	$33	$666
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2016	2015(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$616	$403
Restricted cash	17	27
Accounts receivable – trade, net	994	1,283
Accounts receivable – other	140	190
Due from unconsolidated affiliates	6	6
Income taxes receivable	36	30
Inventories	270	298
Regulatory balancing accounts – undercollected	336	307
Fixed-price contracts and other derivatives	65	80
Assets held for sale	654	―
Other	207	267
Total current assets	3,341	2,891

Other assets:
Restricted cash	18	20
Due from unconsolidated affiliates	192	186
Regulatory assets	3,353	3,273
Nuclear decommissioning trusts	1,103	1,063
Investments	2,267	2,905
Goodwill	786	819
Other intangible assets	399	404
Dedicated assets in support of certain benefit plans	436	464
Insurance receivable for Aliso Canyon costs	679	325
Sundry	806	761
Total other assets	10,039	10,220

Property, plant and equipment:
Property, plant and equipment	39,756	38,200
Less accumulated depreciation and amortization	(10,261)	(10,161)
Property, plant and equipment, net ($372 and $383 at June 30, 2016 and December 31, 2015, respectively, related to VIE)	29,495	28,039
Total assets	$42,875	$41,150
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2016	2015(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,777	$622
Accounts payable – trade	1,140	1,133
Accounts payable – other	101	142
Due to unconsolidated affiliates	8	14
Dividends and interest payable	314	303
Accrued compensation and benefits	289	423
Regulatory balancing accounts – overcollected	120	34
Current portion of long-term debt	907	907
Fixed-price contracts and other derivatives	54	56
Customer deposits	150	153
Reserve for Aliso Canyon costs	117	274
Liabilities held for sale	222	―
Other	481	551
Total current liabilities	5,680	4,612
Long-term debt ($298 and $303 at June 30, 2016 and December 31, 2015, respectively, related to VIE)	13,178	13,134

Deferred credits and other liabilities:
Customer advances for construction	152	149
Pension and other postretirement benefit plan obligations, net of plan assets	1,171	1,152
Deferred income taxes	3,071	3,157
Deferred investment tax credits	32	32
Regulatory liabilities arising from removal obligations	2,891	2,793
Asset retirement obligations	2,491	2,126
Fixed-price contracts and other derivatives	262	240
Deferred credits and other	1,384	1,176
Total deferred credits and other liabilities	11,454	10,825

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 250 million and 248 million shares
outstanding at June 30, 2016 and December 31, 2015, respectively; no par value)	2,681	2,621
Retained earnings	9,952	9,994
Accumulated other comprehensive income (loss)	(852)	(806)
Total Sempra Energy shareholders' equity	11,781	11,809
Preferred stock of subsidiary	20	20
Other noncontrolling interests	762	750
Total equity	12,563	12,579
Total liabilities and equity	$42,875	$41,150
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$357	$778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642	610
Deferred income taxes and investment tax credits	(42)	203
Gain on sale of assets	―	(62)
Plant closure adjustment	―	(21)
Equity earnings	(42)	(83)
Fixed-price contracts and other derivatives	41	―
Other	33	(8)
Net change in other working capital components	167	(116)
Insurance receivable for Aliso Canyon costs	(354)	―
Changes in other assets	(67)	(89)
Changes in other liabilities	147	7
Net cash provided by operating activities	882	1,219

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,006)	(1,466)
Expenditures for investments and acquisition of business	(46)	(161)
Proceeds from sale of assets	443	347
Distributions from investments	12	9
Purchases of nuclear decommissioning and other trust assets	(206)	(229)
Proceeds from sales by nuclear decommissioning and other trusts	204	221
Increases in restricted cash	(32)	(34)
Decreases in restricted cash	44	49
Advances to unconsolidated affiliates	(9)	(20)
Repayments of advances to unconsolidated affiliates	9	74
Other	(6)	9
Net cash used in investing activities	(1,593)	(1,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(335)	(308)
Preferred dividends paid by subsidiary	(1)	(1)
Issuances of common stock	29	31
Repurchases of common stock	(54)	(66)
Issuances of debt (maturities greater than 90 days)	1,384	1,547
Payments on debt (maturities greater than 90 days)	(986)	(846)
Increase (decrease) in short-term debt, net	865	(339)
Net distributions to noncontrolling interests	(10)	(14)
Tax benefit related to share-based compensation	34	52
Other	(10)	(6)
Net cash provided by financing activities	916	50

Effect of exchange rate changes on cash and cash equivalents	8	(2)

Increase in cash and cash equivalents	213	66
Cash and cash equivalents, January 1	403	570
Cash and cash equivalents, June 30	$616	$636
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2016		2015
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized		$279	$260
Income tax payments, net of refunds		73	72

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business:
Assets acquired	$	―	$10
Liabilities assumed		―	(2)
Accrued purchase price		―	(6)
Cash paid	$	―	$2

Accrued capital expenditures		$541	$302
Financing of build-to-suit property		―	39
Redemption of industrial development bonds		―	79
Common dividends issued in stock		27	27
Dividends declared but not paid		195	178
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)
Operating revenues
Electric	$897	$874	$1,740	$1,679
Natural gas	95	98	243	259
Total operating revenues	992	972	1,983	1,938
Operating expenses
Cost of electric fuel and purchased power	314	251	562	479
Cost of natural gas	25	31	64	85
Operation and maintenance	266	255	512	472
Depreciation and amortization	158	149	317	294
Franchise fees and other taxes	59	59	122	120
Plant closure adjustment	―	―	―	(21)
Total operating expenses	822	745	1,577	1,429
Operating income	170	227	406	509
Other income, net	13	9	27	18
Interest expense	(48)	(52)	(96)	(104)
Income before income taxes	135	184	337	423
Income tax expense	(48)	(54)	(120)	(142)
Net income	87	130	217	281
Losses (earnings) attributable to noncontrolling interest	13	(4)	12	(8)
Earnings attributable to common shares	$100	$126	$229	$273
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder's equity
	Pretax	Income tax	Net-of-tax	Noncontrolling
	amount	expense	amount	interest (after-tax)	Total
	Three months ended June 30, 2016 and 2015
	(unaudited)
2016:
Net income (loss)	$148	$(48)	$100	$(13)	$87
Other comprehensive income (loss):
Financial instruments	―	―	―	1	1
Total other comprehensive income	―	―	―	1	1
Comprehensive income (loss)	$148	$(48)	$100	$(12)	$88
2015:
Net income	$180	$(54)	$126	$4	$130
Other comprehensive income (loss):
Financial instruments	―	―	―	3	3
Total other comprehensive income	―	―	―	3	3
Comprehensive income	$180	$(54)	$126	$7	$133

	Six months ended June 30, 2016 and 2015
	(unaudited)
2016:
Net income (loss)	$349	$(120)	$229	$(12)	$217
Other comprehensive income (loss):
Financial instruments	―	―	―	(1)	(1)
Total other comprehensive loss	―	―	―	(1)	(1)
Comprehensive income (loss)	$349	$(120)	$229	$(13)	$216
2015:
Net income	$415	$(142)	$273	$8	$281
Other comprehensive income (loss):
Financial instruments	―	―	―	1	1
Total other comprehensive income	―	―	―	1	1
Comprehensive income	$415	$(142)	$273	$9	$282
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2016	2015(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8	$20
Restricted cash	17	23
Accounts receivable – trade, net	310	331
Accounts receivable – other	14	17
Due from unconsolidated affiliates	163	1
Income taxes receivable	33	1
Inventories	71	75
Regulatory balancing accounts – net undercollected	336	307
Regulatory assets	93	107
Fixed-price contracts and other derivatives	39	53
Other	42	69
Total current assets	1,126	1,004

Other assets:
Restricted cash	3	―
Deferred taxes recoverable in rates	938	914
Other regulatory assets	933	977
Nuclear decommissioning trusts	1,103	1,063
Sundry	335	301
Total other assets	3,312	3,255

Property, plant and equipment:
Property, plant and equipment	17,000	16,458
Less accumulated depreciation and amortization	(4,399)	(4,202)
Property, plant and equipment, net ($372 and $383 at June 30, 2016 and December 31, 2015, respectively, related to VIE)	12,601	12,256
Total assets	$17,039	$16,515
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2016	2015(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$54	$168
Accounts payable	375	377
Due to unconsolidated affiliates	190	55
Interest payable	40	39
Accrued compensation and benefits	77	129
Accrued franchise fees	31	66
Current portion of long-term debt	191	50
Asset retirement obligations	63	99
Fixed-price contracts and other derivatives	37	51
Customer deposits	72	72
Other	88	101
Total current liabilities	1,218	1,207
Long-term debt ($298 and $303 at June 30, 2016 and December 31, 2015, respectively, related to VIE)	4,681	4,455

Deferred credits and other liabilities:
Customer advances for construction	50	46
Pension and other postretirement benefit plan obligations, net of plan assets	221	212
Deferred income taxes	2,523	2,472
Deferred investment tax credits	20	19
Regulatory liabilities arising from removal obligations	1,743	1,629
Asset retirement obligations	765	729
Fixed-price contracts and other derivatives	98	106
Deferred credits and other	406	364
Total deferred credits and other liabilities	5,826	5,577

Commitments and contingencies (Note 11)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,338
Retained earnings	3,947	3,893
Accumulated other comprehensive income (loss)	(8)	(8)
Total SDG&E shareholder's equity	5,277	5,223
Noncontrolling interest	37	53
Total equity	5,314	5,276
Total liabilities and equity	$17,039	$16,515
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$217		$281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317		294
Deferred income taxes and investment tax credits	26		103
Plant closure adjustment	―		(21)
Fixed-price contracts and other derivatives	(1)		(2)
Other	(21)		(9)
Net change in other working capital components	―		(40)
Changes in other assets	(39)		(59)
Changes in other liabilities	9		3
Net cash provided by operating activities	508		550

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(602)		(600)
Purchases of nuclear decommissioning trust assets	(203)		(227)
Proceeds from sales by nuclear decommissioning trusts	204		221
Increases in restricted cash	(21)		(19)
Decreases in restricted cash	24		19
Increase in loans to affiliate	(172)		―
Net cash used in investing activities	(770)		(606)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	498		388
Payments on debt (maturities greater than 90 days)	(128)		(105)
Decrease in short-term debt, net	(114)		(206)
Capital distributions made by VIE	(3)		(6)
Other	(3)		―
Net cash provided by financing activities	250		71

(Decrease) increase in cash and cash equivalents	(12)		15
Cash and cash equivalents, January 1	20		8
Cash and cash equivalents, June 30	$8		$23

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$92		$99
Income tax payments, net	125		99

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends declared but not paid	$175	$	―
Accrued capital expenditures	124		118
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)

Operating revenues	$617	$780	$1,650	$1,828
Operating expenses
Cost of natural gas	147	196	400	463
Operation and maintenance	339	346	666	660
Depreciation and amortization	112	113	234	226
Franchise fees and other taxes	30	31	67	65
Total operating expenses	628	686	1,367	1,414
Operating (loss) income	(11)	94	283	414
Other income, net	6	9	16	17
Interest income	―	3	―	3
Interest expense	(24)	(19)	(46)	(38)
(Loss) income before income taxes	(29)	87	253	396
Income tax benefit (expense)	29	(16)	(58)	(111)
Net income	―	71	195	285
Preferred dividend requirements	(1)	(1)	(1)	(1)
(Losses) earnings attributable to common shares	$(1)	$70	$194	$284
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax	Income tax	Net-of-tax
	amount	benefit (expense)	amount
	Three months ended June 30, 2016 and 2015
	(unaudited)
2016:
Net loss/Comprehensive loss	$(29)	$29	$ ―
2015:
Net income/Comprehensive income	$87	$(16)	$71

	Six months ended June 30, 2016 and 2015
	(unaudited)
2016:
Net income/Comprehensive income	$253	$(58)	$195
2015:
Net income/Comprehensive income	$396	$(111)	$285
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2016	2015(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211	$58
Accounts receivable – trade, net	337	635
Accounts receivable – other	82	99
Due from unconsolidated affiliates	7	48
Income taxes receivable	6	―
Inventories	44	79
Regulatory assets	8	7
Other	35	40
Total current assets	730	966

Other assets:
Regulatory assets arising from pension obligations	732	699
Other regulatory assets	717	636
Insurance receivable for Aliso Canyon costs	679	325
Sundry	252	207
Total other assets	2,380	1,867

Property, plant and equipment:
Property, plant and equipment	14,910	14,171
Less accumulated depreciation and amortization	(4,934)	(4,900)
Property, plant and equipment, net	9,976	9,271
Total assets	$13,086	$12,104
(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2016	2015(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable – trade	$277	$422
Accounts payable – other	63	76
Due to unconsolidated affiliate	25	―
Income taxes payable	―	3
Accrued compensation and benefits	123	160
Regulatory balancing accounts – net overcollected	120	34
Current portion of long-term debt	1	9
Customer deposits	72	76
Reserve for Aliso Canyon costs	117	274
Other	181	184
Total current liabilities	979	1,238
Long-term debt	2,981	2,481
Deferred credits and other liabilities:
Customer advances for construction	102	103
Pension obligation, net of plan assets	749	716
Deferred income taxes	1,637	1,532
Deferred investment tax credits	12	14
Regulatory liabilities arising from removal obligations	1,149	1,145
Asset retirement obligations	1,697	1,354
Deferred credits and other	437	372
Total deferred credits and other liabilities	5,783	5,236

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	2,474	2,280
Accumulated other comprehensive income (loss)	(19)	(19)
Total shareholders' equity	3,343	3,149
Total liabilities and shareholders' equity	$13,086	$12,104
(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2016	2015
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195	$285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234	226
Deferred income taxes and investment tax credits	32	76
Other	7	(15)
Net change in other working capital components	190	(58)
Insurance receivable for Aliso Canyon costs	(354)	―
Changes in other assets	(54)	(30)
Changes in other liabilities	12	(1)
Net cash provided by operating activities	262	483

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(650)	(603)
Decrease (increase) in loans to affiliate, net	50	(279)
Net cash used in investing activities	(600)	(882)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of long-term debt	499	599
Payments on long-term debt	(3)	―
Decrease in short-term debt, net	―	(50)
Other	(4)	(3)
Net cash provided by financing activities	491	545

Increase in cash and cash equivalents	153	146
Cash and cash equivalents, January 1	58	85
Cash and cash equivalents, June 30	$211	$231

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$43	$36
Income tax payments, net	35	14

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Accrued capital expenditures	$140	$143
See Notes to Condensed Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

PRINCIPLES OF CONSOLIDATION
Sempra Energy
Sempra Energy's Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 energy-services holding company, and its consolidated subsidiaries and variable interest entities (VIEs). Sempra Energy's principal operating units are
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
We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra International and Sempra U.S. Gas & Power operating units. Sempra Global is the holding company for most of our subsidiaries that are not subject to California utility regulation. All references in these Notes to "Sempra International," "Sempra U.S. Gas & Power" and their respective reportable segments are not intended to refer to any legal entity with the same or similar name.
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
SDG&E
SDG&E's Condensed Consolidated Financial Statements include its accounts and the accounts of a VIE of which SDG&E is the primary beneficiary, as we discuss in Note 5 under "Variable Interest Entities." SDG&E's common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.
SoCalGas
SoCalGas' common stock is wholly owned by Pacific Enterprises, which is a wholly owned subsidiary of Sempra Energy.
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
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:
▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs,
▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE, and
▪	the Condensed Financial Statements and related Notes of SoCalGas.
We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2016 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.
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

SEMPRA ENERGY, SDG&E AND SOCALGAS

Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers," ASU 2015-14, "Deferral of the Effective Date," ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," ASU 2016-10, "Identifying Performance Obligations and Licensing," and ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients": ASU 2014-09 provides accounting guidance for revenue from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Amending ASU 2014-09, ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations, ASU 2016-10 clarifies the determination of whether a good or service is separately identifiable from other promises and revenue recognition related to licenses of intellectual property, and ASU 2016-12 provides guidance on transition, collectability, noncash consideration, and the presentation of sales and other similar taxes.

ASU 2015-14 defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. For public entities, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016, and is effective for interim periods in the year of adoption. We are currently evaluating the effect of the standards on our ongoing financial reporting and have not yet selected the timing of adoption or our transition method.

ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities": In addition to the presentation and disclosure requirements for financial instruments, ASU 2016-01 requires entities to measure equity investments not accounted for under the equity method at fair value and recognize changes in fair value in net income. Entities will no longer be able to use the cost method of accounting for equity securities. However, for equity investments without readily determinable fair values, entities may elect a measurement alternative that will allow those investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. Upon adoption, entities must record a cumulative-effect adjustment to the balance sheet as of the beginning of the first reporting period in which the standard is adopted. The guidance on equity securities without readily determinable fair value will be applied prospectively to all equity investments that exist as of the date of adoption of the standard.
For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. We will adopt ASU 2016-01 on January 1, 2018 as required and do not expect it to materially affect our financial condition, results of operations or cash flows. We will make the required changes to our disclosures upon adoption.
ASU 2016-02, "Leases": ASU 2016-02 requires entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to exclude from the balance sheet those leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous U.S. GAAP, other than certain changes to align lessor accounting to specific changes made to lessee accounting and ASU 2014-09. ASU 2016-02 also requires qualitative disclosures along with specific quantitative disclosures for both lessees and lessors.

For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and is effective for interim periods in the year of adoption. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes optional practical expedients that may be elected, which would allow entities to continue to account for leases that commence before the effective date of the standard in accordance with previous U.S. GAAP unless the lease is modified, except for the lessee requirement to recognize right-of-use assets and lease liabilities for all operating leases on the balance sheet at the reporting date. We are currently evaluating the effect of the standard on our ongoing financial reporting, and have not yet selected the year in which we will adopt the standard.
ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships": ASU 2016-05 provides clarification that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 may be adopted prospectively or using a modified retrospective approach. We prospectively adopted ASU 2016-05 on January 1, 2016, and it did not affect our financial condition, results of operations or cash flows.
ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting": ASU 2016-09 is intended to simplify several aspects of the accounting for employee share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are required to be recorded in earnings, and the requirement to reclassify excess tax benefits from operating to financing activities on the statement of cash flows has been eliminated. ASU 2016-09 also allows entities to withhold taxes up to the maximum individual statutory tax rate without resulting in liability classification of the award and clarifies that cash payments made to taxing authorities in connection with withheld shares should be classified as financing activities in the statement of cash flows. Additionally, the standard provides for an accounting policy election to either continue to estimate forfeitures or account for them as they occur. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and is effective for interim periods in the year of adoption. We are currently evaluating the full effect of the standard on our ongoing financial reporting, and have not yet concluded as to whether we will elect an early adoption. If we early adopt in 2016, we will recognize a $34 million tax benefit in earnings, which is currently recorded in Shareholders' Equity, related to the six months ended June 30, 2016, and a benefit to retained earnings as of January 1, 2016 of approximately $107 million, both associated with the provision in ASU 2016-09 to recognize all excess tax benefits related to share-based compensation.
ASU 2016-13, "Measurement of Credit Losses on Financial Instruments": ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments. The standard introduces an "expected credit loss" impairment model that requires immediate recognition of estimated credit losses expected to occur over the remaining life of most financial assets measured at amortized cost, including trade and other receivables, loan commitments and financial guarantees. ASU 2016-13 also requires use of an allowance to record estimated credit losses on available-for-sale debt securities and expands disclosure requirements regarding an entity's assumptions, models and methods for estimating the credit losses.

For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. We are currently evaluating the effect of the standard on our ongoing financial reporting.

NOTE 3. ACQUISITION AND DIVESTITURE ACTIVITY

We consolidate assets and liabilities acquired as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date.

ACQUISITIONS

Sempra Renewables

In July 2016, Sempra Renewables invested $22 million to acquire a 100-percent interest in the Apple Blossom Wind project, a 100-megawatt (MW) wind farm currently under development in Huron County, Michigan. The wind farm has a 15-year power purchase agreement with Consumers Energy that will commence upon commercial operation, expected in late 2017.
In March 2015, Sempra Renewables invested $8 million to acquire a 100-percent interest in the Black Oak Getty Wind project, a 78-MW wind farm currently under construction in Stearns County, Minnesota. The wind farm has a 20-year power purchase agreement with Minnesota Municipal Power Agency that will commence upon commercial operation, expected in late 2016.

PENDING ACQUISITION

Sempra Mexico

IEnova and Petróleos Mexicanos (or PEMEX, the Mexican state-owned oil company) are 50-50 partners in the joint venture Gasoductos de Chihuahua S. de R.L. de C.V. (GdC). GdC develops and operates energy infrastructure in Mexico. On July 31, 2015, IEnova entered into an agreement to purchase PEMEX's 50-percent interest in GdC. The assets involved in the acquisition included three natural gas pipelines, an ethane pipeline, and a liquid petroleum gas pipeline and associated storage terminal.
In December 2015, Mexico's Comisión Federal de Competencia Económica (COFECE or Mexican Competition Commission) objected to the transaction based upon previous antitrust rulings on PEMEX's indirect ownership of two of the assets, the TDF S. de R.L. de C.V. liquid petroleum gas pipeline (TDF Pipeline) and the San Fernando natural gas pipeline (San Fernando Pipeline), included in the acquisition as proposed. COFECE specified that these assets must be offered by PEMEX in a competitive bidding process as a prerequisite for approval of any transaction involving these two assets. COFECE's decision did not object to IEnova's acquisition of the assets on a market concentration basis.
In July 2016, IEnova announced that the parties reached an agreement to restructure the transaction to allow PEMEX to satisfy the conditions imposed by the COFECE to hold the TDF Pipeline and San Fernando Pipeline for sale in an open bidding process. The open bidding process was held in July 2016 and ended with no bidders participating. Subject to final approval by the COFECE, IEnova expects to acquire GdC's assets consistent with the original agreement, including the TDF and San Fernando pipelines, for a purchase price of approximately $1.1 billion. Also consistent with the original agreement, we expect the transaction to exclude the Los Ramones Norte pipeline that is owned under a separate joint venture with GdC, PEMEX, BlackRock and First Reserve, keeping IEnova's interest in the pipeline at the current 25 percent. We expect the transaction to close in the third quarter of 2016. The transaction remains subject to the satisfactory completion of the Mexican antitrust review and customary closing conditions, and may require further approvals from other Mexican authorities.
IEnova currently accounts for its 50-percent interest in GdC as an equity method investment. At closing, GdC will become a wholly owned, consolidated subsidiary of IEnova. We anticipate that we will recognize a noncash gain associated with the remeasurement of our equity interest in GdC upon consummation of the transaction; however, as the assets to be included in the transaction are not yet confirmed and the valuation of such assets is not finalized, we are unable to reasonably estimate the gain at this time.
Sempra Energy has committed to provide interim financing to close the transaction. We expect to ultimately finance the acquisition with a combination of debt and equity at IEnova based on market conditions.

ASSETS HELD FOR SALE

We classify assets as held for sale when management approves and commits to a formal plan to actively market an asset for sale and we expect the sale to close within the next 12 months. Upon classifying an asset as held for sale, we record the asset at the lower of its carrying value or its estimated fair value reduced for selling costs.
The following table summarizes the carrying amounts of the major classes of assets and related liabilities held for sale at June 30, 2016, and we discuss each group of assets below.

ASSETS HELD FOR SALE AT JUNE 30, 2016
(Dollars in millions)
	Termoeléctrica de Mexicali	EnergySouth Inc.

Cash and cash equivalents	$1	$1
Inventories	8	3
Other current assets	21	13
Regulatory assets	―	12
Goodwill	―	72
Other assets	17	53
Property, plant and equipment, net	250	203
Total assets held for sale	$297	$357

Accounts payable	$1	$9
Other current liabilities	6	12
Long-term debt	―	67
Deferred income taxes	13	38
Regulatory liabilities	―	22
Asset retirement obligations	4	12
Other liabilities	19	19
Total liabilities held for sale	$43	$179

Sempra Mexico

Termoeléctrica de Mexicali
In February 2016, management approved a plan to market and sell Sempra Mexico's Termoeléctrica de Mexicali (TdM), a 625-MW natural gas-fired power plant located in Mexicali, Baja California, Mexico. As a result, we stopped depreciating the plant and classified it as held for sale.
In connection with classifying TdM as held for sale, we recognized expense of $3 million ($2 million after noncontrolling interests) and $32 million ($26 million after noncontrolling interests) in the three months and six months ended June 30, 2016, respectively, in Income Tax Expense on Sempra Energy's Condensed Consolidated Statements of Operations for a deferred Mexican income tax liability related to the excess of carrying value over the tax basis. As the Mexican income tax on this basis difference is based on current carrying value, foreign exchange rates and inflation, such amount could change in future periods until the date of sale.
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

Sempra Natural Gas

EnergySouth Inc.
In April 2016, Sempra Natural Gas signed a definitive agreement to sell 100 percent of the outstanding equity of EnergySouth Inc. (EnergySouth), the parent company of Mobile Gas and Willmut Gas. We expect to receive cash proceeds of approximately $323 million, subject to normal adjustments at closing, and the buyer will assume existing debt of approximately $67 million. Litigation at Mobile Gas, discussed in Note 11, will be retained by Mobile Gas at the close of the transaction. The transaction is subject to customary regulatory approvals. In addition, the State of Missouri Public Service Commission (MPSC) in July 2016 opened an investigation into whether the transaction will have any effect on Missouri ratepayers and is subject to MPSC's jurisdiction. We expect the sale to close in 2016.

DIVESTITURES

Sempra Natural Gas

Investment in Rockies Express Pipeline LLC
In March 2016, Sempra Natural Gas entered into an agreement to sell its 25-percent interest in Rockies Express Pipeline LLC (Rockies Express) to a subsidiary of Tallgrass Development, LP for cash consideration of $440 million, subject to adjustment at closing. The transaction closed in May 2016 for total cash proceeds of $443 million.
At the date of the agreement, the carrying value of Sempra Natural Gas' investment in Rockies Express was $484 million. Sempra Natural Gas measured the fair value of its equity method investment at $440 million, and recognized a $44 million ($27 million after-tax) impairment in Equity Earnings (Losses), Before Income Tax, on the Sempra Energy Condensed Consolidated Statement of Operations in the first quarter of 2016. We discuss non-recurring fair value measures and the associated accounting impact on our investment in Rockies Express in Note 8.
In the second quarter of 2016, Sempra Natural Gas permanently released pipeline capacity that it held with Rockies Express and others, as we discuss in Note 11.
Mesquite Power Plant
In April 2015, Sempra Natural Gas sold the remaining 625-MW block of the Mesquite Power plant, together with a related power sales contract, for net cash proceeds of $347 million. We recognized a pretax gain on the sale of $61 million ($36 million after-tax), included in Gain on Sale of Assets on our Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2015.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning our equity method investments in Note 3 above and in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA MEXICO

In June 2016, Infraestructura Marina del Golfo (IMG), a joint venture between IEnova and a subsidiary of TransCanada Corporation (TransCanada), was awarded the right to build, own and operate the Sur de Texas – Tuxpan natural gas pipeline by the Federal Electricity Commission (Comisión Federal de Electricidad, or CFE). IEnova has a 40-percent interest in the project and TransCanada owns the remaining 60-percent interest. The project is expected to be completed in late 2018 and is fully contracted under a 25-year natural gas transportation service contract with the CFE.

SEMPRA RENEWABLES

Sempra Renewables invested cash of $18 million in its joint ventures during both the six months ended June 30, 2016 and 2015.

SEMPRA NATURAL GAS

Sempra Natural Gas capitalized $24 million of interest during both the six months ended June 30, 2016 and 2015 related to its investment in Cameron LNG Holdings, LLC (Cameron LNG JV), which has not commenced planned principal operations. In addition, during the six months ended June 30, 2015, Sempra Natural Gas invested cash of $3 million in the joint venture and accrued $7 million for a project capital call due and subsequently paid in July 2015.
In May 2016, Sempra Natural Gas sold its 25-percent interest in Rockies Express, as we discuss in Note 3. In April 2015, Sempra Natural Gas invested $113 million of cash in Rockies Express to repay project debt that matured in early 2015.

GUARANTEES

We discuss guarantees that we have provided, which have a maximum aggregate amount of $4.5 billion, in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. These guarantees have an aggregate carrying value of $63 million at June 30, 2016.

NOTE 5. OTHER FINANCIAL DATA

INVENTORIES

The components of inventories by segment are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		Liquefied natural gas				Materials and supplies		Total
	June 30, 2016	December 31, 2015	June 30, 2016		December 31, 2015		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
SDG&E	$1	$6	$	―	$	―	$70	$69	$71	$75
SoCalGas(1)	―	49		―		―	44	30	44	79
Sempra South American
Utilities	―	―		―		―	43	30	43	30
Sempra Mexico	―	―		7		3	2	10	9	13
Sempra Renewables	―	―		―		―	3	3	3	3
Sempra Natural Gas	96	94		4		3	―	1	100	98
Sempra Energy
Consolidated	$97	$149		$11		$6	$162	$143	$270	$298
(1)	At both June 30, 2016 and December 31, 2015, SoCalGas' natural gas inventory for core customers is net of an inventory loss related to the Aliso Canyon natural gas leak, which we discuss in Note 11.

GOODWILL

We discuss goodwill in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The decrease in goodwill from $819 million at December 31, 2015 to $786 million at June 30, 2016 is due to the reclassification of EnergySouth goodwill at Sempra Natural Gas to assets held for sale, offset by foreign currency translation at Sempra South American Utilities. We record the offset of the fluctuation from foreign currency translation in Other Comprehensive Income (Loss).

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
SDG&E
SDG&E's power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary.
Tolling Agreements
SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements). SDG&E's obligation to absorb natural gas costs may be a significant variable interest. In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based upon our analysis, the ability to direct the dispatch of electricity may have the most significant impact on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility's useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on a qualitative approach in which we consider the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If we determine that SDG&E is the primary beneficiary, SDG&E and Sempra Energy consolidate the entity that owns the facility as a VIE.
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
The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary. SDG&E has no OMEC LLC voting rights, holds no equity in OMEC LLC and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Accordingly, SDG&E and Sempra Energy have consolidated Otay Mesa VIE. Otay Mesa VIE's equity of $37 million at June 30, 2016 and $53 million at December 31, 2015 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.
OMEC LLC has a loan outstanding of $310 million at June 30, 2016, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC's property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.
The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The captions in the table below generally correspond to SDG&E's Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Operating expenses
Cost of electric fuel and purchased power		$(17)		$(21)		$(34)		$(39)
Operation and maintenance		15		6		19		10
Depreciation and amortization		10		6		17		12
Total operating expenses		8		(9)		2		(17)
Operating (loss) income		(8)		9		(2)		17
Interest expense		(5)		(5)		(10)		(9)
(Loss) income before income taxes/Net (loss) income		(13)		4		(12)		8
Losses (earnings) attributable to noncontrolling interest		13		(4)		12		(8)
Earnings attributable to common shares	$	―	$	―	$	―	$	―

SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary of a variable interest entity at June 30, 2016. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates. We provide additional information about power purchase agreements with peaker plant facilities that are VIEs of which SDG&E is not the primary beneficiary in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Natural Gas

Sempra Energy's equity method investment in Cameron LNG JV is considered to be a VIE generally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary because we do not have the power to direct the most significant activities of Cameron LNG JV. We will continue to evaluate Cameron LNG JV for any changes that may impact our determination of the primary beneficiary. The carrying value of our investment in Cameron LNG JV, including amounts recognized in Accumulated Other Comprehensive Income (Loss) (AOCI) related to interest-rate cash flow hedges at Cameron LNG JV, was $818 million at June 30, 2016 and $983 million at December 31, 2015. Our maximum exposure to loss includes the carrying value of our investment and the guarantees discussed above in Note 4 and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Variable Interest Entities

Sempra Energy's other operating units also enter into arrangements which could include variable interests. We evaluate these arrangements and applicable entities based on the qualitative and quantitative analyses described above. Certain of these entities are service companies that are VIEs. As the primary beneficiary of these service companies, we consolidate them; however, their financial statements are not material to the financial statements of Sempra Energy. In all other cases, we have determined that these contracts are not variable interests in a VIE and therefore are not subject to the U.S. GAAP requirements concerning the consolidation of VIEs.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2016	2015	2016	2015
Service cost	$27	$29	$6	$7
Interest cost	40	39	11	11
Expected return on assets	(41)	(44)	(18)	(17)
Amortization of:
Prior service cost	3	2	―	―
Actuarial loss	7	11	―	―
Regulatory adjustment	(28)	(30)	2	―
Total net periodic benefit cost	$8	$7	$1	$1

	Six months ended June 30,
	2016	2015	2016	2015
Service cost	$55	$59	$11	$14
Interest cost	80	78	22	23
Expected return on assets	(83)	(88)	(35)	(34)
Amortization of:
Prior service cost (credit)	6	5	―	(1)
Actuarial loss	13	19	―	―
Regulatory adjustment	(56)	(59)	4	―
Total net periodic benefit cost	$15	$14	$2	$2

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2016	2015	2016		2015
Service cost	$8	$8		$1		$2
Interest cost	11	10		2		2
Expected return on assets	(13)	(13)		(2)		(3)
Amortization of:
Prior service cost	1	1		1		1
Actuarial loss (gain)	2	2		(1)		―
Regulatory adjustment	(8)	(7)		(1)		(2)
Total net periodic benefit cost	$1	$1	$	―	$	―

	Six months ended June 30,
	2016	2015	2016		2015
Service cost	$15	$16		$2		$4
Interest cost	21	20		4		4
Expected return on assets	(25)	(27)		(5)		(6)
Amortization of:
Prior service cost	1	1		2		2
Actuarial loss (gain)	5	4		(1)		―
Regulatory adjustment	(15)	(12)		(2)		(4)
Total net periodic benefit cost	$2	$2	$	―	$	―

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2016	2015	2016		2015
Service cost	$18	$19		$3		$5
Interest cost	25	24		9		9
Expected return on assets	(27)	(27)		(14)		(14)
Amortization of:
Prior service cost (credit)	2	2		(1)		(2)
Actuarial loss	2	6		―		―
Regulatory adjustment	(20)	(23)		3		2
Total net periodic benefit cost	$ ―	$1	$	―	$	―

	Six months ended June 30,
	2016	2015	2016		2015
Service cost	$35	$38		$7		$10
Interest cost	50	49		17		18
Expected return on assets	(52)	(54)		(28)		(28)
Amortization of:
Prior service cost (credit)	4	4		(2)		(4)
Actuarial loss	5	11		―		―
Regulatory adjustment	(41)	(47)		6		4
Total net periodic benefit cost	$1	$1	$	―	$	―

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2016:

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2016:
Pension plans	$23	$2	$	―
Other postretirement benefit plans	2	―		1
Total expected contributions in 2016:
Pension plans	$123	$4		$77
Other postretirement benefit plans	6	2		1

RABBI TRUST

In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $436 million and $464 million at June 30, 2016 and December 31, 2015, respectively.

EARNINGS PER SHARE

The following table provides earnings per share (EPS) computations for the three months and six months ended June 30, 2016 and 2015. Basic EPS is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Earnings/Income attributable to common shares	$16	$295	$335	$732

Denominator:
Weighted-average common shares
outstanding for basic EPS(1)	250,096	248,108	249,915	247,916
Dilutive effect of stock options, restricted
stock awards and restricted stock units	1,842	3,383	1,771	3,348
Weighted-average common shares
outstanding for diluted EPS	251,938	251,491	251,686	251,264

Earnings per share:
Basic	$0.06	$1.19	$1.34	$2.95
Diluted	0.06	1.17	1.33	2.91
(1)
Includes 568 and 501 average fully vested restricted stock units held in our Deferred Compensation Plan for the three months ended June 30, 2016 and 2015, respectively, and 562 and 476 of such units for the six months ended June 30, 2016 and 2015, respectively. These fully vested restricted stock units are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation of dilutive common stock equivalents excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). For the three months and six months ended June 30, 2016 and 2015, we had no such antidilutive stock options outstanding. For the three months and six months ended June 30, 2016 and 2015, we had no stock options outstanding that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.
The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Proceeds equal to the unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls recognized are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units. There were no antidilutive RSAs and 1,010 antidilutive RSUs from the application of unearned compensation in the treasury stock method for the three months ended June 30, 2016. There were no such antidilutive RSAs and 2,408 such antidilutive RSUs for the six months ended June 30, 2016. There were no such antidilutive RSAs and 4,715 such antidilutive RSUs for both the three months and six months ended June 30, 2015.
Our performance-based RSUs include awards that vest at the end of three-year (for awards granted during or after 2015) or four-year performance periods based on Sempra Energy's total return to shareholders relative to that of specified market indices (Total Shareholder Return or TSR RSUs) or based on the compound annual growth rate of Sempra Energy's EPS (EPS RSUs). The comparative market indices for the TSR RSUs are the Standard & Poor's (S&P) 500 Utilities Index and the S&P 500 Index. We primarily use long-term analyst consensus growth estimates for S&P 500 Utilities Index peer companies to develop our EPS RSU targets. TSR RSUs represent the right to receive from zero to 1.5 shares (2.0 shares for awards granted during or after 2014) of Sempra Energy common stock if performance targets are met. EPS RSUs represent the right to receive from zero to 2.0 shares of Sempra Energy common stock if performance targets are met. If performance falls between the targets specified for each performance metric, we calculate the payout using linear interpolation. Participants also receive additional shares for dividend equivalents on shares subject to RSUs, which are deemed reinvested to purchase additional units that become subject to the same vesting conditions as the RSUs to which the dividends relate. We discuss performance-based RSU awards further in Note 8 of the Notes to Consolidated Financial Statements in our Annual Report.
Our RSAs, which are solely service-based, and those RSUs that are service-based or issued in connection with certain other performance goals represent the right to receive up to 1.0 share if the service requirements or certain other vesting conditions are met. These RSAs and RSUs have the same dividend equivalent rights as the performance-based RSUs described above. We include RSAs and these RSUs in potential dilutive shares at 100 percent, subject to the application of the treasury stock method. We include our TSR RSUs and EPS RSUs in potential dilutive shares at zero to up to 200 percent to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both Sempra Energy stock and the comparative indices, dilutive TSR RSU shares may vary widely from period-to-period. If it were assumed that performance goals for all performance-based RSUs were met at maximum levels and if the treasury stock method were not applied to any of our RSAs or RSUs, the incremental potential dilutive shares would be 1,417,481 and 1,370,460 for the three months ended June 30, 2016 and 2015, respectively, and 1,491,195 and 1,424,855 for the six months ended June 30, 2016 and 2015, respectively.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $6 million and $7 million for the three months ended June 30, 2016 and 2015, respectively, and $13 million and $15 million for the six months ended June 30, 2016 and 2015, respectively. Pursuant to our Sempra Energy share-based compensation plans, Sempra Energy's compensation committee granted 373,070 TSR RSUs, 94,760 EPS RSUs and 95,876 service-based RSUs during the six months ended June 30, 2016, primarily in January.
During the six months ended June 30, 2016, IEnova issued 183,970 RSUs from the IEnova 2013 Long-Term Incentive Plan, under which awards are cash settled at vesting based on the price of IEnova common stock.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest on equity method investments that have not commenced planned principal operations.

The following table shows capitalized financing costs for the three months and six months ended June 30, 2016 and 2015.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sempra Energy Consolidated:
AFUDC related to debt	$8	$7	$15	$13
AFUDC related to equity	30	31	57	58
Other capitalized interest	20	17	38	34
Total Sempra Energy Consolidated	$58	$55	$110	$105
SDG&E:
AFUDC related to debt	$4	$4	$8	$7
AFUDC related to equity	13	10	24	18
Total SDG&E	$17	$14	$32	$25
SoCalGas:
AFUDC related to debt	$4	$3	$7	$6
AFUDC related to equity	10	10	20	19
Total SoCalGas	$14	$13	$27	$25

COMPREHENSIVE INCOME

The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to noncontrolling interests:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Foreign			Total
	currency		Pension and other	accumulated other
	translation	Financial	postretirement	comprehensive
	adjustments	instruments	benefits	income (loss)
	Three months ended June 30, 2016 and 2015
2016:
Balance as of March 31, 2016	$(514)	$(221)	$(86)	$(821)
Other comprehensive income (loss) before
reclassifications	11	(48)	―	(37)
Amounts reclassified from accumulated other
comprehensive income	―	5	1	6
Net other comprehensive income (loss)	11	(43)	1	(31)
Balance as of June 30, 2016	$(503)	$(264)	$(85)	$(852)
2015:
Balance as of March 31, 2015	$(384)	$(145)	$(84)	$(613)
Other comprehensive (loss) income before
reclassifications	(43)	57	―	14
Amounts reclassified from accumulated other
comprehensive income	―	2	1	3
Net other comprehensive (loss) income	(43)	59	1	17
Balance as of June 30, 2015	$(427)	$(86)	$(83)	$(596)

	Six months ended June 30, 2016 and 2015
2016:
Balance as of December 31, 2015	$(582)	$(137)	$(87)	$(806)
Other comprehensive income (loss) before
reclassifications	79	(130)	―	(51)
Amounts reclassified from accumulated other
comprehensive income	―	3	2	5
Net other comprehensive income (loss)	79	(127)	2	(46)
Balance as of June 30, 2016	$(503)	$(264)	$(85)	$(852)
2015:			.
Balance as of December 31, 2014	$(322)	$(90)	$(85)	$(497)
Other comprehensive (loss) income before
reclassifications	(105)	3	―	(102)
Amounts reclassified from accumulated other
comprehensive income	―	1	2	3
Net other comprehensive (loss) income	(105)	4	2	(99)
Balance as of June 30, 2015	$(427)	$(86)	$(83)	$(596)
(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Amounts reclassified
Details about accumulated	from accumulated other				Affected line item on Condensed
other comprehensive income (loss) components	comprehensive income (loss)				Consolidated Statements of Operations
	Three months ended June 30,
	2016		2015
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments		$3		$3	Interest Expense
Interest rate instruments		2		3	Equity Earnings (Losses), Before Income Tax
Interest rate and foreign exchange instruments		5		―	Equity Earnings, Net of Income Tax
Total before income tax		10		6
		(1)		(1)	Income Tax Expense
Net of income tax		9		5
		(4)		(3)	Earnings Attributable to Noncontrolling Interests
		$5		$2

Pension and other postretirement benefits:
Amortization of actuarial loss		$2		$2	See note (1) below
		(1)		(1)	Income Tax Expense
Net of income tax		$1		$1

Total reclassifications for the period, net of tax		$6		$3
SDG&E:
Financial instruments:
Interest rate instruments		$3		$3	Interest Expense
		(3)		(3)	Losses (Earnings) Attributable to Noncontrolling Interest
Total reclassifications for the period, net of tax	$	―	$	―
(1)					Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Amount reclassified
Details about accumulated	from accumulated other				Affected line item on Condensed
other comprehensive income (loss) components	comprehensive income (loss)				Consolidated Statements of Operations
	Six months ended June 30,
	2016		2015
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments		$7		$9	Interest Expense
Interest rate instruments		5		6	Equity Earnings (Losses), Before Income Tax
Interest rate and foreign exchange instruments		6		―	Equity Earnings, Net of Income Tax
Commodity contracts not subject to
rate recovery		(7)		(7)	Revenues: Energy-Related Businesses
Total before income tax		11		8
		(1)		―	Income Tax Expense
Net of income tax		10		8
		(7)		(7)	Earnings Attributable to Noncontrolling Interests
		$3		$1

Pension and other postretirement benefits:
Amortization of actuarial loss		$4		$4	See note (1) below
		(2)		(2)	Income Tax Expense
Net of income tax		$2		$2

Total reclassifications for the period, net of tax		$5		$3
SDG&E:
Financial instruments:
Interest rate instruments		$6		$6	Interest Expense
		(6)		(6)	Losses (Earnings) Attributable to Noncontrolling Interest
Total reclassifications for the period, net of tax	$	―	$	―
(1)					Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

For the three months and six months ended June 30, 2016 and 2015, Other Comprehensive Income (Loss) (OCI), excluding amounts attributable to noncontrolling interests, at SDG&E and SoCalGas was negligible, and reclassifications out of AOCI to Net Income were also negligible for SoCalGas.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS

The following tables provide reconciliations of changes in Sempra Energy's and SDG&E's shareholders' equity and noncontrolling interests for the six months ended June 30, 2016 and 2015.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Sempra Energy	Non-
	shareholders'	controlling	Total
	equity	interests(1)	equity
Balance at December 31, 2015	$11,809	$770	$12,579
Comprehensive income	290	22	312
Preferred dividends of subsidiary	(1)	―	(1)
Share-based compensation expense	24	―	24
Common stock dividends declared	(377)	―	(377)
Issuances of common stock	56	―	56
Repurchases of common stock	(54)	―	(54)
Tax benefit related to share-based compensation	34	―	34
Equity contributed by noncontrolling interest	―	1	1
Distributions to noncontrolling interests	―	(11)	(11)
Balance at June 30, 2016	$11,781	$782	$12,563
Balance at December 31, 2014	$11,326	$774	$12,100
Comprehensive income	634	33	667
Preferred dividends of subsidiary	(1)	―	(1)
Share-based compensation expense	26	―	26
Common stock dividends declared	(347)	―	(347)
Issuances of common stock	59	―	59
Repurchases of common stock	(66)	―	(66)
Tax benefit related to share-based compensation	52	―	52
Equity contributed by noncontrolling interest	―	1	1
Distributions to noncontrolling interests	―	(16)	(16)
Balance at June 30, 2015	$11,683	$792	$12,475
(1)	Noncontrolling interests include the preferred stock of SoCalGas and other noncontrolling interests as listed in the table below under "Other Noncontrolling Interests."

SHAREHOLDER'S EQUITY AND NONCONTROLLING INTEREST – SDG&E
(Dollars in millions)
	SDG&E	Non-
	shareholder's	controlling	Total
	equity	interest	equity
Balance at December 31, 2015	$5,223	$53	$5,276
Comprehensive income (loss)	229	(13)	216
Common stock dividends declared	(175)	―	(175)
Distributions to noncontrolling interest	―	(3)	(3)
Balance at June 30, 2016	$5,277	$37	$5,314
Balance at December 31, 2014	$4,932	$60	$4,992
Comprehensive income	273	9	282
Distributions to noncontrolling interest	―	(8)	(8)
Balance at June 30, 2015	$5,205	$61	$5,266

SHAREHOLDERS' EQUITY ― SOCALGAS
(Dollars in millions)
SoCalGas
shareholders'
equity
Balance at December 31, 2015	$3,149
Comprehensive income	195
Preferred stock dividends declared	(1)
Balance at June 30, 2016	$3,343
Balance at December 31, 2014	$2,781
Comprehensive income	285
Preferred stock dividends declared	(1)
Balance at June 30, 2015	$3,065

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

Other Noncontrolling Interests

At June 30, 2016 and December 31, 2015, we reported the following noncontrolling ownership interests held by others (not including preferred shareholders) recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy's Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by others
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
SDG&E:
Otay Mesa VIE	100%	100%	$37	$53
Sempra South American Utilities:
Chilquinta Energía subsidiaries(1)	23.2 – 43.4	23.5 – 43.4	21	21
Luz del Sur	16.4	16.4	175	164
Tecsur	9.8	9.8	4	4
Sempra Mexico:
IEnova	18.9	18.9	484	468
Sempra Natural Gas:
Bay Gas Storage Company, Ltd.	9.1	9.1	26	25
Liberty Gas Storage, LLC	23.3	23.2	14	14
Southern Gas Transmission Company	49.0	49.0	1	1
Total Sempra Energy			$762	$750
(1)	Chilquinta Energía has four subsidiaries with noncontrolling interests held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

TRANSACTIONS WITH AFFILIATES

Amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas are as follows:

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2016		December 31, 2015
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates - current		$6		$6

Sempra South American Utilities(1):
Eletrans S.A. and Eletrans II S.A.:
4% Note(2)		$79		$72
Other related party receivables		2		―
Sempra Mexico(1):
Affiliate of joint venture with PEMEX:
Note due November 13, 2017(3)		2		3
Note due November 14, 2018(3)		43		42
Note due November 14, 2018(3)		35		34
Note due November 14, 2018(3)		8		8
Energía Sierra Juárez:
Note due June 15, 2018(4)		17		24
Sempra Natural Gas:
Cameron LNG JV		6		3
Total due from unconsolidated affiliates - noncurrent		$192		$186

Total due to various unconsolidated affiliates - current		$(8)		$(14)
SDG&E:
Sempra Energy(5)		$163	$	―
Other affiliates		―		1
Total due from unconsolidated affiliates - current		$163		$1

Sempra Energy	$	―		$(34)
SoCalGas		(7)		(13)
Other affiliates		(183)		(8)
Total due to unconsolidated affiliates - current		$(190)		$(55)

Income taxes due from Sempra Energy(6)		$59		$28
SoCalGas:
Sempra Energy(7)	$	―		$35
SDG&E		7		13
Total due from unconsolidated affiliates - current		$7		$48

Sempra Energy		$(25)	$	―
Total due to unconsolidated affiliate - current		$(25)	$	―

Income taxes due from Sempra Energy(6)		$9		$1
(1)	Amounts include principal balances plus accumulated interest outstanding.
(2)
U.S. dollar-denominated loan, at a fixed interest rate with no stated maturity date, to provide project financing for the construction of transmission lines at Eletrans S.A. and Eletrans II S.A., both of which are joint ventures at Chilquinta Energía.

(3)	U.S. dollar-denominated loan, at a variable interest rate based on a 30-day LIBOR plus 450 basis points (4.97 percent at June 30, 2016), to finance the Los Ramones Norte pipeline project.
(4)
U.S. dollar-denominated loan, at a variable interest rate based on a 30-day LIBOR plus 637.5 basis points (6.84 percent at June 30, 2016), to finance the first phase of the Energía Sierra Juárez wind project, which is a joint venture of IEnova.

(5)	At June 30, 2016, net receivable included outstanding advances to Sempra Energy of $172 million at an interest rate of 0.35 percent.
(6)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from each company having always filed a separate return.

(7)	At December 31, 2015, net receivable included outstanding advances to Sempra Energy of $50 million at an interest rate of 0.11 percent.

Revenues and cost of sales from unconsolidated affiliates are as follows:

REVENUES AND COST OF SALES FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUES
Sempra Energy Consolidated	$5	$8	$10	$16
SDG&E	―	2	3	5
SoCalGas	18	17	35	36
COST OF SALES
Sempra Energy Consolidated	$20	$30	$50	$49
SDG&E	16	13	30	18

Guarantees

Sempra Energy has provided guarantees to certain of its solar and wind farm joint ventures and entered into completion guarantees related to the financing of the Cameron LNG JV project, as we discuss above in Note 4 and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$30	$31	$57	$58
Investment gains (losses)(1)	10	(2)	20	7
Losses on interest rate and foreign exchange instruments, net	(15)	(3)	(12)	(3)
Foreign currency transaction losses	(5)	(2)	(7)	(3)
Sale of other investments	1	6	2	6
Electrical infrastructure relocation income(2)	2	4	3	4
Regulatory interest, net(3)	1	1	3	2
Sundry, net	(1)	2	6	5
Total	$23	$37	$72	$76
SDG&E:
Allowance for equity funds used during construction	$13	$10	$24	$18
Regulatory interest, net(3)	1	1	3	2
Sundry, net	(1)	(2)	―	(2)
Total	$13	$9	$27	$18
SoCalGas:
Allowance for equity funds used during construction	$10	$10	$20	$19
Sundry, net	(4)	(1)	(4)	(2)
Total	$6	$9	$16	$17
(1)
Represents investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2)	Income at Luz del Sur associated with the relocation of electrical infrastructure.
(3)	Interest on regulatory balancing accounts.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Income tax	Effective		Effective
	(benefit)	income	Income tax	income
	expense	tax rate	expense	tax rate
	Three months ended June 30,
	2016		2015
Sempra Energy Consolidated	$(106)	95%	$98	25%
SDG&E	48	36	54	29
SoCalGas	(29)	100	16	18
	Six months ended June 30,
	2016		2015
Sempra Energy Consolidated	$36	10%	$261	26%
SDG&E	120	36	142	34
SoCalGas	58	23	111	28

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted is factored into the forecasted effective tax rate, and the impact is recognized proportionately over the year. Items that cannot be reliably forecasted (e.g., resolution of prior years' income tax items, remeasurement of deferred tax asset valuation allowances, Mexican currency translation and inflation adjustments, deferred income tax benefits associated with impairment of a book investment and certain impacts of regulatory matters) are recorded in the interim period in which they actually occur, which can result in variability in the effective income tax rate.
Sempra Energy Consolidated
The income tax benefit in the three months ended June 30, 2016 compared to income tax expense in the same period in 2015 was due to a pretax loss in the period in 2016. The pretax loss includes the charges associated with prior years' tax repairs deductions as a result of the 2016 General Rate Case Final Decision (GRC FD) issued by the CPUC in June 2016 affecting the California Utilities and losses from the permanent release of pipeline capacity at Sempra Natural Gas, as we discuss in Notes 10 and 11, respectively. Pretax income in 2015 included the gain from the sale of the Mesquite Power plant discussed in Note 3. Items affecting the effective income tax rate in 2016 include
▪	higher flow-through items as a percentage of pretax loss;
▪	higher income tax benefit from foreign currency translation and inflation adjustments; and
▪	lower U.S. income tax expense as a result of lower planned repatriation of current year earnings from certain non-U.S. subsidiaries.
The decrease in income tax expense in the six months ended June 30, 2016 compared to the same period in 2015 was due to lower pretax income, as we discuss for the second quarter above, and a lower effective income tax rate, primarily due to:
▪	higher flow-through items as a percentage of pretax income in 2016; and
▪	higher income tax benefit in 2016 from foreign currency translation and inflation adjustments; offset by
▪	$32 million deferred Mexican income tax expense in 2016 on our basis difference in TdM as a result of management's decision to hold the asset for sale. We discuss the planned sale further in Note 3.
SDG&E
The decrease in SDG&E's income tax expense in the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to lower pretax income, offset by a higher effective income tax rate. Pretax income in 2016 includes the charges associated with prior years' tax repairs deductions as a result of the 2016 GRC FD. The higher effective income tax rate was primarily due to:
▪	favorable resolution of prior years' income tax items in 2015; and
▪	Otay Mesa VIE's pretax loss in 2016 compared to pretax income in 2015, which is excluded from SDG&E's and Sempra Energy Consolidated's taxable income; offset by
▪	higher flow-through items as a percentage of pretax income in 2016.
SoCalGas
SoCalGas' income tax benefit in the three months ended June 30, 2016 compared to income tax expense in the same period in 2015 was due to a pretax loss in the period in 2016. The pretax loss includes the charges associated with prior years' tax repairs deductions as a result of the 2016 GRC FD. In addition, the effective income tax rate in 2016 was affected by higher flow-through items as a percentage of pretax loss.
The decrease in SoCalGas' income tax expense in the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to lower pretax income, as discussed for the second quarter above, and a lower effective income tax rate. The lower effective income tax rate was primarily due to higher flow-through items as a percentage of pretax income in 2016.
The 2016 GRC FD requires the establishment of a two-way income tax expense memorandum account for SDG&E and SoCalGas to track any revenue variances resulting from differences between the income tax expense forecasted in the GRC and the income tax expense incurred from 2016 through 2018. The variances to be tracked include tax expense differences relating to
▪	net revenue changes,
▪	mandatory tax law, tax accounting, tax procedural, or tax policy changes, and
▪	elective tax law, tax accounting, tax procedural, or tax policy changes.
The account will remain open, and the balance in the account will be reviewed in subsequent GRC proceedings, until the CPUC decides to close the account. We believe the future disposition of these tracked balances may result in refunds being directed to ratepayers to the extent tax expense incurred is lower than forecasted tax expense as a result of certain flow-through item deductions (see description below) exceeding the amounts forecasted in the GRC process. In the second quarter of 2016, SoCalGas recorded a $9 million after-tax charge ($15 million pretax) and SDG&E recorded a negligible amount to earnings for the differences in the income tax expense forecasted in the GRC proceedings and the income tax expense that SDG&E and SoCalGas incurred for the six-month period ended June 30, 2016. We discuss the memo account further in Note 10.
Although the 2016 GRC FD requires the tracking described above for SDG&E and SoCalGas, the California Public Utilities Commission (CPUC) continues to require flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income tax assets and liabilities are not recorded to deferred income tax expense, but rather to a regulatory asset or liability, which impacts the current effective income tax rate. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the effective income tax rate. The following items are subject to flow-through treatment:
▪	repairs expenditures related to a certain portion of utility plant assets
▪	the equity portion of AFUDC
▪	a portion of the cost of removal of utility plant assets
▪	utility self-developed software expenditures
▪	depreciation on a certain portion of utility plant assets
▪	state income taxes
Differences arising from the forecasted amounts for these flow-through items will be tracked in the two-way income tax expense tracking account described above, except for the equity portion of AFUDC, which is not subject to taxation. We expect that amounts recorded in the tracking account may give rise to regulatory liabilities until the CPUC disposes with the account.
The AFUDC related to equity recorded for regulated construction projects at Sempra Mexico is also subject to flow-through treatment.
We provide additional information about our accounting for income taxes in Notes 1 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 6. DEBT AND CREDIT FACILITIES

LINES OF CREDIT

At June 30, 2016, Sempra Energy Consolidated had an aggregate of $4.2 billion in three primary committed lines of credit for Sempra Energy, Sempra Global and the California Utilities to provide liquidity and to support commercial paper, the principal terms of which we describe below. Available unused credit on these lines at June 30, 2016 was approximately $2.5 billion. Our foreign operations have additional general purpose credit facilities aggregating $1.1 billion at June 30, 2016. Available unused credit on these lines totaled $843 million at June 30, 2016.

Sempra Energy

Sempra Energy has a $1 billion, five-year syndicated revolving credit agreement expiring in October 2020. Citibank, N.A. serves as administrative agent for the syndicate of 20 lenders, and no single lender has greater than a 7-percent share.
Borrowings bear interest at benchmark rates plus a margin that varies with Sempra Energy's credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2016, Sempra Energy was in compliance with this and all other financial covenants under the credit facility. The facility also provides for issuance of up to $400 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.
At June 30, 2016, Sempra Energy had no outstanding borrowings or letters of credit supported by the facility.

Sempra Global

Sempra Global has a $2.21 billion, five-year syndicated revolving credit agreement expiring in October 2020. Citibank, N.A. serves as administrative agent for the syndicate of 20 lenders, and no single lender has greater than a 7-percent share.
Sempra Energy guarantees Sempra Global's obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with Sempra Energy's credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2016, Sempra Energy was in compliance with this and all other financial covenants under the credit facility.
At June 30, 2016, Sempra Global had $1.6 billion of commercial paper outstanding supported by the facility and $643 million of available unused credit on the line.

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
Borrowings bear interest at benchmark rates plus a margin that varies with the borrowing utility's credit rating. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2016, the California Utilities were in compliance with this and all other financial covenants under the credit facility.
Each utility's obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.
At June 30, 2016, SDG&E had $54 million of commercial paper outstanding and SoCalGas had no outstanding borrowings supported by the facility. Available unused credit on the line at June 30, 2016 was $696 million and $750 million at SDG&E and SoCalGas, respectively, subject to the $1 billion maximum combined credit limit.

Sempra South American Utilities

Sempra South American Utilities has Peruvian Sol- and Chilean Peso-denominated credit facilities aggregating $547 million U.S. dollar equivalent, expiring between 2016 and 2018. The credit facilities were entered into to finance working capital and for general corporate purposes. The Peruvian facilities require a debt to equity ratio of no more than 170 percent. At June 30, 2016, Sempra South American Utilities was in compliance with this financial covenant under the credit facilities. At June 30, 2016, Sempra South American Utilities had outstanding borrowings of $167 million and bank guarantees of $16 million against the Peruvian facilities, and $252 million of available unused credit. There were no outstanding borrowings at June 30, 2016 under the $112 million Chilean facility.

Sempra Mexico

IEnova has a $600 million, five-year revolving credit agreement expiring in August 2020. The lenders are Banco Santander (México), S.A., Institución de Banca Múltiple, Grupo Financiero Santander México, Banco Nacional de Mexico, S.A. Integrante del Grupo Financiero Banamex, The Bank of Tokyo - Mitsubishi UFJ, LTD., The Bank of Nova Scotia and Sumitomo Mitsui Banking Corporation. At June 30, 2016, IEnova had $121 million of outstanding borrowings supported by the facility, and available unused credit on the line was $479 million.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt at Sempra Energy Consolidated were 1.21 percent and 1.09 percent at June 30, 2016 and December 31, 2015, respectively. The weighted average interest rates on total short-term debt at SDG&E were 1.06 percent and 1.01 percent at June 30, 2016 and December 31, 2015, respectively.

LONG-TERM DEBT

SDG&E
In May 2016, SDG&E publicly offered and sold $500 million of 2.50-percent first mortgage bonds maturing in 2026. SDG&E used the proceeds from the offering to redeem, prior to a scheduled maturity in 2027, $105 million aggregate principal amount of 5-percent tax-exempt industrial development revenue bonds, to repay outstanding commercial paper and for other general corporate purposes.
SoCalGas
In June 2016, SoCalGas publicly offered and sold $500 million of 2.60-percent first mortgage bonds maturing in 2026. SoCalGas used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes.

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

▪
Sempra Mexico, Sempra Natural Gas, and Sempra Renewables may use natural gas and electricity derivatives, as appropriate, to optimize the earnings of their assets which support the following businesses: liquefied natural gas (LNG), natural gas transportation and storage, and power generation. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges. Sempra Mexico also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations.

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.
We summarize net energy derivative volumes at June 30, 2016 and December 31, 2015 as follows:

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
		June 30,	December 31,
Segment and Commodity	Unit of measure	2016	2015
California Utilities:
SDG&E:
Natural gas	MMBtu(1)	72	70
Electricity	MWh(2)	1	1
Congestion revenue rights	MWh	30	36
SoCalGas – natural gas	MMBtu	―	1

Energy-Related Businesses:
Sempra Natural Gas – natural gas	MMBtu	30	43
(1)	Million British thermal units
(2)	Megawatt hours

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
Interest rate derivatives are utilized by the California Utilities as well as by other Sempra Energy subsidiaries and joint ventures. Interest rate derivatives are generally accounted for as hedges, and although the California Utilities generally recover borrowing costs in rates over time, the use of interest rate derivatives is subject to certain regulatory constraints, and the impact of interest rate derivatives may not be recovered from customers as timely as described above with regard to energy derivatives. Separately, Otay Mesa VIE has entered into interest rate swap agreements, designated as cash flow hedges, to moderate its exposure to interest rate changes.
At June 30, 2016 and December 31, 2015, the net notional amounts of our interest rate derivatives, excluding joint ventures and cross-currency derivatives discussed below, were:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2016		December 31, 2015
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$377	2016-2028	$384	2016-2028
Fair value hedges	―	―	300	2016
SDG&E:
Cash flow hedge(1)	310	2016-2019	315	2016-2019
(1)	Includes Otay Mesa VIE. All of SDG&E's interest rate derivatives relate to Otay Mesa VIE.

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

At June 30, 2016 and December 31, 2015, the net notional amounts of our foreign currency derivatives, excluding joint ventures, were:

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	June 30, 2016		December 31, 2015
	Notional debt	Maturities	Notional debt	Maturities
Sempra Mexico:
Cross-currency swaps	$408	2018-2023	$408	2018-2023
Other foreign currency derivatives	550	2016	―	―

In addition, Sempra South American Utilities uses foreign currency derivatives at its subsidiaries and joint ventures as a means to manage foreign currency rate risk. We discuss such swaps at Chilquinta Energía's Eletrans joint venture investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

FINANCIAL STATEMENT PRESENTATION

The Condensed Consolidated Balance Sheets reflect the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, including the amount of cash collateral receivables that were not offset, as the cash collateral is in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2016
							Deferred
							credits
		Current			Current		and other
		assets:			liabilities:		liabilities:
		Fixed-price			Fixed-price		Fixed-price
		contracts		Other	contracts		contracts
		and other		assets:	and other		and other
		derivatives(1)		Sundry	derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)		$1	$	―	$(15)		$(184)
Commodity contracts not subject to rate recovery		―		―	(5)		―
Derivatives not designated as hedging instruments:
Interest rate and foreign exchange instruments		―		―	(12)		―
Commodity contracts not subject to rate recovery		208		22	(227)		(17)
Associated offsetting commodity contracts		(199)		(13)	199		13
Associated offsetting cash collateral		―		―	30		1
Commodity contracts subject to rate recovery		18		52	(35)		(48)
Associated offsetting commodity contracts		(4)		(2)	4		2
Associated offsetting cash collateral		―		―	13		15
Net amounts presented on the balance sheet		24		59	(48)		(218)
Additional cash collateral for commodity contracts
not subject to rate recovery		14		―	―		―
Additional cash collateral for commodity contracts
subject to rate recovery		27		―	―		―
Total(4)		$65		$59	$(48)		$(218)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―	$(14)		$(23)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery		16		52	(32)		(48)
Associated offsetting commodity contracts		(3)		(2)	3		2
Associated offsetting cash collateral		―		―	12		15
Net amounts presented on the balance sheet		13		50	(31)		(54)
Additional cash collateral for commodity contracts
subject to rate recovery		26		―	―		―
Total(4)		$39		$50	$(31)		$(54)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	$	―	$	―	$(1)	$	―
Associated offsetting cash collateral		―		―	1		―
Commodity contracts subject to rate recovery		2		―	(3)		―
Associated offsetting commodity contracts		(1)		―	1		―
Associated offsetting cash collateral		―		―	1		―
Net amounts presented on the balance sheet		1		―	(1)		―
Additional cash collateral for commodity contracts
not subject to rate recovery		1		―	―		―
Additional cash collateral for commodity contracts
subject to rate recovery		1		―	―		―
Total		$3	$	―	$(1)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.
(4)	Normal purchase contracts previously measured at fair value are excluded.

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

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI for the three and six months ended June 30 were:

FAIR VALUE HEDGE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2016	2015	2016	2015
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$1	$2	$3	$4
Interest rate instruments	Other Income, Net	(2)	(3)	(2)	(2)
Total(1)		$(1)	$(1)	$1	$2
(1)
There was no hedge ineffectiveness in either the three months or six months ended June 30, 2016 or 2015. All other changes in the fair value of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt and are recorded in Other Income, Net.

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss)			Pretax (loss) gain reclassified
	recognized in OCI			from AOCI into earnings
	(effective portion)			(effective portion)
	Three months ended June 30,			Three months ended June 30,
	2016	2015	Location	2016	2015
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)	$1	$6	Interest Expense	$(3)	$(3)
			Equity Earnings (Losses),
Interest rate instruments	(70)	89	Before Income Tax	(2)	(3)
Interest rate and foreign			Equity Earnings,
exchange instruments	(15)	―	Net of Income Tax	(5)	―
Commodity contracts not subject			Revenues: Energy-Related
to rate recovery	(5)	1	Businesses	―	―
Total(2)	$(89)	$96		$(10)	$(6)
SDG&E:
Interest rate instruments(1)(2)	$(2)	$ ―	Interest Expense	$(3)	$(3)

	Six months ended June 30,			Six months ended June 30,
	2016	2015	Location	2016	2015
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)	$(10)	$(12)	Interest Expense	$(7)	$(9)
			Equity Earnings (Losses),
Interest rate instruments	(207)	11	Before Income Tax	(5)	(6)
Interest rate and foreign			Equity Earnings,
exchange instruments	(33)	―	Net of Income Tax	(6)	―
Commodity contracts not subject			Revenues: Energy-Related
to rate recovery	(4)	―	Businesses	7	7
Total(2)	$(254)	$(1)		$(11)	$(8)
SDG&E:
Interest rate instruments(1)(2)	$(7)	$(5)	Interest Expense	$(6)	$(6)
(1)	Amounts include Otay Mesa VIE. All of SDG&E's interest rate derivative activity relates to Otay Mesa VIE.
(2)	Amounts include negligible hedge ineffectiveness in the three months and six months ended June 30, 2016 and 2015.

For Sempra Energy Consolidated, we expect that losses of $23 million, which are net of income tax benefit, that are currently recorded in AOCI (including $13 million in noncontrolling interests, substantially all of which is related to Otay Mesa VIE at SDG&E) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts that are currently outstanding mature.

SoCalGas expects that negligible losses, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at June 30, 2016 is approximately 13 years and 3 years for Sempra Energy Consolidated and SDG&E, respectively. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 19 years.
The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30 were:

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended June 30,			Six months ended June 30,
	Location	2016		2015	2016		2015
Sempra Energy Consolidated:
Foreign exchange instruments	Other Income, Net		$(15)	$(3)		$(12)	$(3)
Foreign exchange instruments	Equity Earnings,
	Net of Income Tax		―	―		2	(1)
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses		(24)	9		(29)	12
Commodity contracts not subject
to rate recovery	Operation and Maintenance		1	1		1	1
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		40	(53)		28	(73)
Commodity contracts subject
to rate recovery	Cost of Natural Gas		(1)	―		(2)	1
Total			$1	$(46)		$(12)	$(63)
SDG&E:
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		$40	$(53)		$28	$(73)
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance	$	―	$1	$	―	$1
Commodity contracts subject
to rate recovery	Cost of Natural Gas		(1)	―		(2)	1
Total			$(1)	$1		$(2)	$2

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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position is $6 million at both June 30, 2016 and December 31, 2015. At June 30, 2016, if the credit ratings of Sempra Energy were reduced below investment grade, $8 million of additional assets could be required to be posted as collateral for these derivative contracts.
For SDG&E, the total fair value of this group of derivative instruments in a net liability position at June 30, 2016 and December 31, 2015 is $2 million and $5 million, respectively. At June 30, 2016, if the credit ratings of SDG&E were reduced below investment grade, $4 million of additional assets could be required to be posted as collateral for these derivative contracts.
For Sempra Energy Consolidated, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or types of inputs we use to measure fair value during the six months ended June 30, 2016.

Recurring Fair Value Measures
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.
The fair value of commodity derivative assets and liabilities is presented in accordance with our netting policy, as we discuss in Note 7 under "Financial Statement Presentation."
The determination of fair values, shown in the tables below, incorporates various factors, including but not limited to, the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).
Our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2016 and December 31, 2015 in the tables below include the following:
▪
Nuclear decommissioning trusts reflect the assets of SDG&E's nuclear decommissioning trusts, excluding cash balances. A third party trustee values the trust assets using prices from a pricing service based on a market approach. We validate these prices by comparison to prices from other independent data sources. Equity and certain debt securities are valued using quoted prices listed on nationally recognized securities exchanges or based on closing prices reported in the active market in which the identical security is traded (Level 1). Other debt securities are valued based on yields that are currently available for comparable securities of issuers with similar credit ratings (Level 2).

▪
For commodity contracts, interest rate derivatives and foreign exchange instruments, we primarily use a market approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs and long-term, fixed-price electricity positions at SDG&E, as we discuss below under "Level 3 Information."

▪
Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both June 30, 2016 and December 31, 2015.

There were no transfers into or out of Level 1, Level 2 or Level 3 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at June 30, 2016
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$632	$	―	$	―	$	―	$632
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		52		52		―		―	104
Municipal bonds		―		163		―		―	163
Other securities		―		192		―		―	192
Total debt securities		52		407		―		―	459
Total nuclear decommissioning trusts(2)		684		407		―		―	1,091
Interest rate and foreign exchange instruments		―		1		―		―	1
Commodity contracts not subject to rate recovery		1		17		―		14	32
Commodity contracts subject to rate recovery		―		1		63		27	91
Total		$685		$426		$63		$41	$1,215

Liabilities:
Interest rate and foreign exchange instruments	$	―		$211	$	―	$	―	$211
Commodity contracts not subject to rate recovery		32		5		―		(31)	6
Commodity contracts subject to rate recovery		1		37		39		(28)	49
Total		$33		$253		$39		$(59)	$266

	Fair value at December 31, 2015
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$619	$	―	$	―	$	―	$619
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		47		44		―		―	91
Municipal bonds		―		156		―		―	156
Other securities		―		182		―		―	182
Total debt securities		47		382		―		―	429
Total nuclear decommissioning trusts(2)		666		382		―		―	1,048
Interest rate and foreign exchange instruments		―		5		―		―	5
Commodity contracts not subject to rate recovery		22		16		―		(4)	34
Commodity contracts subject to rate recovery		―		1		72		28	101
Total		$688		$404		$72		$24	$1,188

Liabilities:
Interest rate and foreign exchange instruments	$	―		$171	$	―	$	―	$171
Commodity contracts not subject to rate recovery		5		3		―		(4)	4
Commodity contracts subject to rate recovery		―		68		53		(54)	67
Total		$5		$242		$53		$(58)	$242
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at June 30, 2016
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$632	$	―	$	―	$	―	$632
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		52		52		―		―	104
Municipal bonds		―		163		―		―	163
Other securities		―		192		―		―	192
Total debt securities		52		407		―		―	459
Total nuclear decommissioning trusts(2)		684		407		―		―	1,091
Commodity contracts subject to rate recovery		―		―		63		26	89
Total		$684		$407		$63		$26	$1,180

Liabilities:
Interest rate instruments	$	―		$37	$	―	$	―	$37
Commodity contracts subject to rate recovery		―		36		39		(27)	48
Total	$	―		$73		$39		$(27)	$85

	Fair value at December 31, 2015
		Level 1		Level 2		Level 3		Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$619	$	―	$	―	$	―	$619
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		47		44		―		―	91
Municipal bonds		―		156		―		―	156
Other securities		―		182		―		―	182
Total debt securities		47		382		―		―	429
Total nuclear decommissioning trusts(2)		666		382		―		―	1,048
Commodity contracts not subject to rate recovery		―		―		―		1	1
Commodity contracts subject to rate recovery		―		―		72		27	99
Total		$666		$382		$72		$28	$1,148

Liabilities:
Interest rate instruments	$	―		$37	$	―	$	―	$37
Commodity contracts not subject to rate recovery		1		―		―		(1)	―
Commodity contracts subject to rate recovery		―		67		53		(54)	66
Total		$1		$104		$53		$(55)	$103
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
(2) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at June 30, 2016
		Level 1		Level 2		Level 3	Netting(1)		Total
Assets:
Commodity contracts not subject to rate recovery	$	―	$	―	$	―	$1		$1
Commodity contracts subject to rate recovery		―		1		―	1		2
Total	$	―		$1	$	―	$2		$3

Liabilities:
Commodity contracts not subject to rate recovery		$1	$	―	$	―	$(1)	$	―
Commodity contracts subject to rate recovery		1		1		―	(1)		1
Total		$2		$1	$	―	$(2)		$1

	Fair value at December 31, 2015
		Level 1		Level 2		Level 3	Netting(1)		Total
Assets:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$1		$2
Total	$	―		$1	$	―	$1		$2

Liabilities:
Commodity contracts not subject to rate recovery		$1	$	―	$	―	$(1)	$	―
Commodity contracts subject to rate recovery		―		1		―	―		1
Total		$1		$1	$	―	$(1)		$1
(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of congestion revenue rights (CRRs) and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended June 30,
	2016	2015
Balance as of April 1	$11	$102
Realized and unrealized gains (losses)	8	(60)
Allocated transmission instruments	―	1
Settlements	5	(1)
Balance as of June 30	$24	$42
Change in unrealized gains relating to
instruments still held at June 30	$9	$45

	Six months ended June 30,
	2016	2015
Balance as of January 1	$19	$107
Realized and unrealized gains (losses)	7	(54)
Allocated transmission instruments	―	1
Settlements	(2)	(12)
Balance as of June 30	$24	$42
Change in unrealized gains relating to
instruments still held at June 30	$9	$46

SDG&E's Energy and Fuel Procurement department, in conjunction with SDG&E's finance group, is responsible for determining the appropriate fair value methodologies used to value and classify CRRs and long-term, fixed-price electricity positions on an ongoing basis. Inputs used to determine the fair value of CRRs and fixed-price electricity positions are reviewed and compared with market conditions to determine reasonableness. SDG&E expects all costs related to these instruments to be recoverable through customer rates. As such, there is no impact to earnings from changes in the fair value of these instruments.
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
Long-term, fixed-price electricity positions that are valued using significant unobservable data are classified as Level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net electricity positions classified as Level 3 is derived from a discounted cash flow model using market electricity forward price inputs. At June 30, 2016, these electricity forward prices range from $21.55 per MWh to $62.71 per MWh. A significant increase or decrease in market electricity forward prices would result in a significantly higher or lower fair value, respectively. We summarize long-term, fixed-price electricity position volumes in Note 7.
Realized gains and losses associated with CRRs and long-term electricity positions, which are recoverable in rates, are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings.

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, current amounts due to/from unconsolidated affiliates, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts because of the short-term nature of these instruments. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2016
	Carrying	Fair value
	amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Noncurrent due from unconsolidated affiliates(1)	$179	$	―	$94		$77	$171
Total long-term debt(2)(3)	13,811		―	14,933		572	15,505
Preferred stock of subsidiary	20		―	25		―	25
SDG&E:
Total long-term debt(3)(4)	$4,677	$	―	$5,055		$310	$5,365
SoCalGas:
Total long-term debt(5)	$3,009	$	―	$3,335	$	―	$3,335
Preferred stock	22		―	27		―	27

	December 31, 2015
	Carrying	Fair value
	amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Noncurrent due from unconsolidated affiliates(1)	$175	$	―	$97		$69	$166
Total long-term debt(2)(3)	13,761		―	13,985		648	14,633
Preferred stock of subsidiary	20		―	23		―	23
SDG&E:
Total long-term debt(3)(4)	$4,304	$	―	$4,355		$315	$4,670
SoCalGas:
Total long-term debt(5)	$2,513	$	―	$2,621	$	―	$2,621
Preferred stock	22		―	25		―	25
(1)	Excluding accumulated interest outstanding of $13 million and $11 million at June 30, 2016 and December 31, 2015, respectively.
(2)
Before reductions for unamortized discount (net of premium) and debt issuance costs of $111 million and $107 million at June 30, 2016 and December 31, 2015, respectively, and excluding build-to-suit and capital lease obligations of $385 million and $387 million at June 30, 2016 and December 31, 2015, respectively. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(3)	Level 3 instruments include $310 million and $315 million at June 30, 2016 and December 31, 2015, respectively, related to Otay Mesa VIE.
(4)
Before reductions for unamortized discount and debt issuance costs of $47 million and $43 million at June 30, 2016 and December 31, 2015, respectively, and excluding capital lease obligations of $242 million and $244 million at June 30, 2016 and December 31, 2015, respectively.

(5)
Before reductions for unamortized discount and debt issuance costs of $28 million and $24 million at June 30, 2016 and December 31, 2015, respectively, and excluding capital lease obligations of $1 million both at June 30, 2016 and December 31, 2015.

We determine the fair value of certain noncurrent amounts due from unconsolidated affiliates, long-term debt and preferred stock based on a market approach using quoted market prices for identical or similar securities in thinly-traded markets (Level 2). We value other noncurrent amounts due from unconsolidated affiliates of Sempra South American Utilities using a perpetuity approach based on the obligation's fixed interest rate, the absence of a stated maturity date and a discount rate reflecting local borrowing costs (Level 3). We value other long-term debt using an income approach based on the present value of estimated future cash flows discounted at rates available for similar securities (Level 3).
We provide the fair values for the securities held in the nuclear decommissioning trust funds related to the San Onofre Nuclear Generating Station (SONGS) in Note 9 below.

Non-Recurring Fair Value Measures – Sempra Energy Consolidated

Sempra Natural Gas – Rockies Express
As we discuss in Note 3, in March 2016, Sempra Natural Gas agreed to sell its 25-percent interest in Rockies Express for cash consideration of $440 million, subject to adjustment at closing. The transaction closed in May 2016. In March 2016, we recorded a noncash impairment of our investment in Rockies Express of $44 million ($27 million after-tax). The charge is included in Equity Earnings, Before Income Tax, on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2016. We considered the sale price for our equity interest in Rockies Express to be a market participants' view of the total value of Rockies Express and measured the fair value of our investment based on the equity sale price. Use of this market participant input as the indicator of fair value is a Level 2 measurement in the fair value hierarchy.
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
SDG&E, and each of the other owners, holds its undivided interest as a tenant in common in the property. Each owner is responsible for financing its share of expenses and capital expenditures. SDG&E's share of operating expenses is included in Sempra Energy's and SDG&E's Condensed Consolidated Statements of Operations.

SONGS Steam Generator Replacement Project

As part of the Steam Generator Replacement Project (SGRP), the steam generators were replaced in SONGS Units 2 and 3, and the Units returned to service in 2010 and 2011, respectively. Both Units were shut down in early 2012 after a water leak occurred in the Unit 3 steam generator. Edison concluded that the leak was due to unexpected wear from tube-to-tube contact. At the time the leak was identified, Edison also inspected and tested Unit 2 and subsequently found unexpected tube wear in Unit 2's steam generator. These issues with the steam generators ultimately resulted in Edison's decision to permanently retire SONGS.
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

Settlement Agreement to Resolve the CPUC's Order Instituting Investigation (OII) into the SONGS Outage (SONGS OII)

In November 2012, in response to the outage, the CPUC issued the SONGS OII, which was intended to determine the ultimate recovery of the investment in SONGS and the costs incurred since the commencement of this outage, including purchased replacement power costs, which are typically recovered through the Energy Resource Recovery Account (ERRA).
In April 2014, SDG&E filed with the CPUC in the SONGS OII proceeding a Settlement Agreement, along with Edison, The Utility Reform Network (TURN), the CPUC Office of Ratepayer Advocates (ORA) and two other intervenors who joined the Settlement Agreement (collectively, the Settling Parties).
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
In April 2015, a petition for modification (PFM) was filed with the CPUC by Alliance for Nuclear Responsibility (A4NR), an intervenor in the SONGS OII proceeding, asking the CPUC to set aside its decision approving the Amended Settlement Agreement and reopen the SONGS OII proceeding. In June 2015, TURN, a party to the Amended Settlement Agreement, filed a response supporting the A4NR petition. TURN does not question the merits of the Amended Settlement Agreement, but is concerned that certain allegations regarding Edison raised by A4NR have undermined the public's confidence in the regulatory process. SDG&E has responded that TURN's concerns regarding public perception do not impact the reasonableness of the Amended Settlement Agreement and are insufficient to overturn it.
In August 2015, ORA, also a party to the Amended Settlement Agreement, filed a PFM with the CPUC, withdrawing its support for the Amended Settlement Agreement and asking the CPUC to reopen the SONGS OII proceeding. The ORA does not question the merits of the Amended Settlement Agreement, but is concerned with the CPUC's approach toward recent disclosures concerning Edison ex parte communications with the CPUC. SDG&E responded that the ORA's PFM is insufficient to overturn the Amended Settlement Agreement, because the ORA fails to make a case that the Amended Settlement Agreement is no longer in the public interest.
In May 2016, the CPUC issued a ruling reopening the record of the OII to address the issue of whether the Amended Settlement Agreement is reasonable and in the public interest. In accordance with the ruling, Edison and SDG&E filed separate reports with the CPUC in June 2016 on the Amended Settlement Agreement and the status of its implementation, and filed separate legal briefs in July 2016 asserting that the Amended Settlement Agreement is reasonable and in the public interest.

Accounting and Financial Impacts

Through December 31, 2015 and June 30, 2016, the cumulative after-tax loss from plant closure recorded by Sempra Energy and SDG&E is $125 million, including a reduction in the after-tax loss of $13 million recorded in the first quarter of 2015. The remaining regulatory asset for the expected recovery of SONGS costs, consistent with the Amended Settlement Agreement, is $206 million ($45 million current and $161 million long-term) at June 30, 2016 and is recorded on the Condensed Consolidated Balance Sheets in Other Current Assets and Regulatory Assets Noncurrent, respectively, at Sempra Energy, and in Regulatory Assets Current and Other Regulatory Assets Noncurrent, respectively, at SDG&E. The amortization period prescribed for the regulatory asset is 10 years, which commenced in January 2015 following the CPUC's final decision approving the Amended Settlement Agreement in November 2014.

Settlement with Nuclear Electric Insurance Limited (NEIL)

NEIL insures domestic and international nuclear utilities for the costs associated with interruptions, damages, decontaminations and related nuclear risks. In October 2015, the SONGS co-owners (Edison, SDG&E and the City of Riverside) reached an agreement with NEIL to resolve all of SONGS' insurance claims arising out of the failures of the replacement steam generators for a total payment by NEIL of $400 million, SDG&E's share of which is $80 million. Pursuant to the terms of the SONGS OII Amended Settlement Agreement, after reimbursement of legal fees and a 5-percent allocation to shareholders, the net proceeds of $75 million were allocated to ratepayers through ERRA. We discuss NEIL further in Note 11.

Nuclear Decommissioning and Funding

As a result of Edison's decision to permanently retire SONGS Units 2 and 3, Edison has begun the decommissioning phase of the plant. We discuss the process of decommissioning SONGS and oversight by the NRC in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
In accordance with state and federal requirements and regulations, SDG&E has assets held in trusts, referred to as the Nuclear Decommissioning Trusts (NDT), to fund decommissioning costs for SONGS Units 1, 2 and 3. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work will be done when Units 2 and 3 are decommissioned. At June 30, 2016, the fair value of SDG&E's NDT assets was $1.1 billion. Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3.
In April 2016, the CPUC adopted a decision approving a total decommissioning cost estimate for SONGS Units 2 and 3 of $4.411 billion, of which SDG&E's share is $899 million. The decision also approves an annual advice letter request process for SDG&E to request trust fund disbursements for decommissioning costs based on a forecast for 2016 and thereafter. Disbursements from the trust will then be made up to this annual forecast amount as decommissioning expenses are incurred. All disbursements will be subject to future refund until a reasonableness review of the actual decommissioning costs is conducted, which would be no less frequently than every three years.
SDG&E has received authorization from the CPUC to access trust funds for SONGS decommissioning costs of up to $218 million for 2013 through 2016 (forecasted). The total of $218 million includes $75 million that is expected to be withdrawn pending satisfactory clarification by the Internal Revenue Service (IRS) that certain spent fuel costs and other costs are eligible decommissioning costs, payable from qualified nuclear decommissioning trusts. We are uncertain as to when such clarification will be provided.
We discuss the NDT and matters related to its funding and the funding of decommissioning costs by the NDT further in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report. We discuss matters related to spent nuclear fuel in Note 11.

Nuclear Decommissioning Trusts

The amounts collected in rates for SONGS' decommissioning are invested in externally managed trust funds. Amounts held by the trusts are invested in accordance with CPUC regulations. These trusts are presented on the Sempra Energy and SDG&E Condensed Consolidated Balance Sheets at fair value with the offsetting credits recorded in Regulatory Liabilities Arising from Removal Obligations.
The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT. We provide additional fair value disclosures for the NDT in Note 8.

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		unrealized		unrealized	fair
	Cost	gains		losses	value
At June 30, 2016:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$99	$5	$	―	$104
Municipal bonds(2)	150	13		―	163
Other securities(2)	189	9		(6)	192
Total debt securities	438	27		(6)	459
Equity securities	221	416		(5)	632
Cash and cash equivalents	12	―		―	12
Total	$671	$443		$(11)	$1,103
At December 31, 2015:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$89	$2	$	―	$91
Municipal bonds	148	8		―	156
Other securities	194	1		(13)	182
Total debt securities	431	11		(13)	429
Equity securities	214	412		(7)	619
Cash and cash equivalents	15	―		―	15
Total	$660	$423		$(20)	$1,063
(1)	Maturity dates are 2017-2065.
(2)	Maturity dates are 2016-2115.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Proceeds from sales(1)	$111	$127	$204	$221
Gross realized gains	5	4	8	6
Gross realized losses	(3)	(3)	(11)	(7)
(1)	Excludes securities that are held to maturity.

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on Sempra Energy's and SDG&E's Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
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
The California Utilities filed their 2016 General Rate Case (2016 GRC) applications in November 2014. In September 2015, the California Utilities filed settlement agreements with the CPUC to resolve all material matters related to the proceeding, except for the revenue requirement implications of certain income tax benefits associated with flow-through tax repair deductions, discussed below. The settlement agreements were with eight of eleven intervening parties.
In June 2016, the CPUC issued a final decision in the 2016 GRC. The final decision (2016 GRC FD) adopts substantially all of the terms of the settlement agreements entered into between SDG&E and SoCalGas and eight of the eleven intervening parties in the 2016 GRC. The 2016 GRC FD adopts two revenue requirement changes, the first of which, relating to the extension of bonus depreciation, is the only significant change to the settlement agreements. The second revenue requirement adjustment relates to income tax benefits associated with flow-through repair deductions (the settling parties did not reach agreement on this second matter). With these adjustments, the final decision adopts a 2016 revenue requirement of $1.791 billion for SDG&E, which is $20 million less than the $1.811 billion proposed in the settlement agreements. For SoCalGas, the final decision's adjustments result in a 2016 revenue requirement of $2.204 billion, which is $15 million less than the $2.219 billion proposed in the settlement agreements. The 2016 GRC FD also requires certain refunds to be paid to customers and establishes a two-way income tax expense memorandum account, each discussed below.
Consistent with the settlement agreements, the 2016 GRC FD adopts subsequent annual escalation of the adopted revenue requirements by 3.5 percent for years 2017 and 2018 and continuation of the Z-Factor mechanism for qualifying cost recovery. The Z-Factor mechanism allows the California Utilities to seek cost recovery of significant cost increases, under certain unforeseen circumstances, incurred between GRC filings, subject to a $5 million deductible per event. Also, the 2016 GRC FD denies a separate agreement between the ORA and the California Utilities requesting a four-year GRC period and instead adopts a three-year GRC period (through 2018).
The California Utilities recorded revenues in the first quarter of 2016 based on levels authorized for 2015 under the 2012 GRC, because a final decision in the 2016 GRC was not issued by March 31, 2016. The 2016 GRC FD is effective retroactive to January 1, 2016, and the California Utilities recorded the retroactive impacts in the second quarter of 2016. For SoCalGas and SDG&E, these amounts include an incremental after-tax earnings impact of $12 million and $9 million, respectively, related to the first quarter of 2016. The adopted revenue requirements associated with the seven-month period through July 2016 will be recovered in rates over a 17-month period, beginning August 2016. At June 30, 2016, SoCalGas is reporting on its Condensed Balance Sheet a regulatory asset of $60 million, with $21 million as noncurrent, representing the retroactive revenue from the 2016 GRC FD from January 1 through June 30, 2016 to be recovered in rates through December 2017. At June 30, 2016, SDG&E is reporting on its Condensed Consolidated Balance Sheet a regulatory asset of $23 million, with $8 million as noncurrent, representing the retroactive revenue from the 2016 GRC FD from January 1 through June 30, 2016 to be recovered in rates through December 2017.
The 2016 GRC FD results in certain accounting impacts associated with the income tax repairs deduction matter. In general, the 2016 GRC FD considers that the income tax benefits obtained from income tax repairs deductions exceeded amounts forecasted by the California Utilities from 2011 to 2015, and that they were attributed to shareholders during that time. The 2016 GRC FD reallocates the economic benefit of this tax deduction forecasting difference to ratepayers. Accordingly, revenues corresponding to income tax repair deductions that exceeded forecasted amounts relating to 2015, which have been tracked in memorandum accounts, are ordered to be refunded to customers. The 2015 amounts total $72 million for SoCalGas and $37 million for SDG&E. Pursuant to this refund requirement, SoCalGas and SDG&E recorded regulatory liabilities for these amounts, resulting in after-tax charges to earnings of $43 million and $22 million, respectively, in the second quarter of 2016 (summarized below). In addition, the 2016 GRC FD reduced rate base by $38 million at SoCalGas and $55 million at SDG&E. The corresponding reductions in the 2016 revenue requirement will be $5 million at SoCalGas and $7 million at SDG&E (which reductions are included in the adopted 2016 revenue requirement amounts described above). The rate base reductions reallocate to ratepayers the economic benefits associated with tax repair deductions that were previously provided to the shareholders for the period of 2012-2014 for SoCalGas and 2011-2014 for SDG&E. The rate base reductions do not result in an impairment of any of our reported assets, but will impact our revenues and earnings prospectively.
The 2016 GRC FD also requires us to notify the CPUC if the 2012-2015 repairs deductions estimated in this GRC are different from the actual repairs deductions for SDG&E and SoCalGas. SoCalGas and SDG&E recorded regulatory liabilities of $11 million and $15 million, respectively, related to 2012-2014, resulting in after-tax charges to earnings for these differences of $6 million and $9 million in the second quarter of 2016 for SoCalGas and SDG&E, respectively (summarized below). SDG&E and SoCalGas will record any adjustments necessary related to estimated 2015 amounts when the information to do so becomes available.
In July 2016, SDG&E, SoCalGas and the parties to the settlement agreements filed a joint motion indicating their agreement to accept the CPUC's adjustments to the original settlements with one additional change. The settlement parties agree that SDG&E and SoCalGas shall retain the right to seek further review and modification of the bonus depreciation adjustment made by the CPUC, so that SDG&E and/or SoCalGas can pursue relief in the form of full or partial restoration of the total revenue requirements reflected in the original settlement agreements. We expect CPUC action on the joint motion in the second half of 2016.
Following is a summary of immediate earnings impacts from the 2016 GRC FD recorded in the second quarter of 2016:

EARNINGS IMPACTS FROM THE 2016 GRC FD RECORDED IN THE SECOND QUARTER OF 2016
(Dollars in millions)
	SoCalGas		SDG&E
	Pretax	After-tax	Pretax	After-tax
	earnings	earnings	earnings	earnings
	(charge)	(charge)	(charge)	(charge)
Retroactive revenue requirement increase
for the first quarter of 2016	$20	$12	$15	$9
Adjustments to revenue related to
tax repairs deductions:
Refund of 2015 memorandum account	$(72)	$(43)	$(37)	$(22)
True-up of 2012-2014 estimates to actuals	(11)	(6)	(15)	(9)
Total	$(83)	$(49)	$(52)	$(31)

Finally, the 2016 GRC FD requires the establishment of a two-way income tax expense memorandum account to track any revenue differences resulting from differences between the income tax expense forecasted in the GRC and the income tax expense incurred by the California Utilities from 2016 through 2018. The differences tracked are to specifically include tax expense differences relating to
▪	net revenue changes;
▪	mandatory tax law, tax accounting, tax procedural, or tax policy changes; and
▪	elective tax law, tax accounting, tax procedural, or tax policy changes.
The account will remain open, and the balance in the account will be reviewed in subsequent GRC proceedings, until the CPUC decides to close the account. In July 2016, to address the implementation of the 2016 GRC FD, the California Utilities filed an advice letter to establish a two-way memorandum account to track revenue requirement differences resulting from the differences in the income tax expense forecasted in the GRC proceedings of SDG&E and SoCalGas and the income tax expense incurred by them during the GRC period. In the second quarter of 2016, SoCalGas and SDG&E each recorded a liability associated with tracking the differences in the income tax expense forecasted in the GRC proceedings and the income tax expense that SoCalGas and SDG&E incurred for the six-month period ended June 30, 2016, which resulted in after-tax charges to earnings of $9 million ($15 million pretax) for SoCalGas and a negligible amount for SDG&E.
Natural Gas Pipeline Operations Safety Assessments
In June 2014, the CPUC issued a final decision addressing SDG&E's and SoCalGas' Pipeline Safety Enhancement Plan (PSEP). Specifically, the decision determined the following for Phase 1 of the program:
▪	approved the utilities' model for implementing PSEP;
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
As a result of this decision, SoCalGas recorded an after-tax earnings charge of $5 million in 2014 for costs incurred in prior periods that were no longer subject to recovery. After taking the amounts disallowed for recovery into consideration, as of June 30, 2016, SDG&E and SoCalGas have recorded PSEP costs of $15 million and $195 million, respectively, in the CPUC-authorized regulatory account.
In October 2014, SDG&E and SoCalGas filed a petition with the CPUC requesting authority to begin to recover PSEP costs from customers in the year in which the costs are incurred, subject to refund pending the results of a reasonableness review by the CPUC, instead of recovery of such costs in a subsequent year.
In July 2016, the CPUC issued a proposed decision addressing a number of outstanding requests and authorizing SoCalGas and SDG&E to recover, subject to refund pending reasonableness reviews, the revenue requirements associated with 50 percent of their incurred PSEP Phase 1 costs recorded to regulatory accounts; file two reasonableness review applications for Phase 1 projects completed through 2017; file a Phase 2 revenue requirement forecast application for costs to be incurred in 2017 and 2018; and include in their 2019 GRC applications, and any future GRCs, all other PSEP costs not the subject of prior applications. We expect the CPUC to issue a final decision in the proceeding in the third quarter of 2016.
In December 2014, SDG&E and SoCalGas filed an application with the CPUC for recovery of $0.1 million and $46 million, respectively, in costs recorded in the regulatory account through June 11, 2014. In June 2015, SDG&E and SoCalGas agreed to remove certain projects from the filing and defer their review to future proceedings when the projects are fully completed and, as a result, are now requesting recovery of $0.1 million and $26.8 million, respectively. The ORA, TURN and the Southern California Generation Coalition (SCGC) have recommended disallowances related to completed projects, as well as facilities build-out costs, de-scoped projects, and project management and consulting costs. We expect a decision on this application in the second half of 2016.
In July 2014, the ORA and TURN filed a joint application for rehearing of the CPUC's June 2014 final decision. In March 2015, the CPUC issued a decision denying the ORA's and TURN's second request for rehearing, but keeping the record open to admit additional evidence on the limited issue of pressure testing or replacing pipelines installed between January 1, 1956 and July 1, 1961. The ORA and TURN allege that the CPUC made a legal error in directing that ratepayers, not shareholders, be responsible for the costs associated with testing or replacing transmission pipelines that were installed between January 1, 1956 and July 1, 1961 for which the California Utilities do not have a record of a pressure test. In December 2015, the CPUC issued a final decision finding that ratepayers should not bear the costs associated with pressure testing subject pipelines, or, if replaced, ratepayers should bear neither the average cost of pressure testing nor the undepreciated balance of abandoned pipelines. In January 2016, SoCalGas and SDG&E jointly filed a request with the CPUC seeking rehearing of its December 2015 decision. In May 2016, the CPUC issued a decision denying the request for rehearing. Through June 30, 2016, the after-tax disallowed costs for SoCalGas and SDG&E are $3.6 million and $0.5 million, respectively.
SoCalGas and SDG&E expect to file an application with the CPUC in the third quarter of 2016 for reasonableness review and rate recovery of certain pipeline safety projects recorded in their authorized regulatory accounts. SoCalGas and SDG&E expect a decision from the CPUC in 2017.

SDG&E MATTERS

SONGS

We discuss regulatory and other matters related to SONGS in Note 9.

Wildfire Claims Cost Recovery

In September 2015, SDG&E filed an application with the CPUC requesting rate recovery of an estimated $379 million in costs related to the October 2007 wildfires that have been recorded to the Wildfire Expense Memorandum Account (WEMA). These costs represent a portion of the estimated total of $2.4 billion in costs and legal fees that SDG&E has incurred to resolve third-party damage claims arising from the October 2007 wildfires. The requested amount of $379 million is the net estimated cost incurred by SDG&E after deductions for insurance reimbursement ($1.1 billion), third party settlement recoveries ($824 million) and allocations to Federal Energy Regulatory Commission (FERC)-jurisdictional rates ($80 million), and reflects a voluntary 10 percent shareholder contribution applied to the net WEMA balance ($42 million). SDG&E requested a CPUC decision by the end of 2016 and is proposing to recover the costs in rates over a six- to ten-year period. In April 2016, a ruling was issued establishing the scope and schedule for the proceeding, which will be managed in two phases. Phase 1 will address SDG&E's operational and management prudence surrounding the 2007 wildfires. Phase 2 will address whether SDG&E's actions and decision-making in connection with settling legal claims in relation to the wildfires were reasonable. Evidentiary hearings in Phase 1 are scheduled to be held in January 2017, with a final decision scheduled to be issued in the second half of 2017. The procedural schedule for Phase 2 will be determined after Phase 1 is concluded.
In September 2015, the presiding judge assigned by the FERC to SDG&E's annual Electric Transmission Formula Rate filing (TO4 Formula Cycle 2) issued an initial decision and an order on summary judgment that authorized SDG&E to recover all of the costs incurred and allocated to SDG&E's FERC-regulated operations, including $23.1 million of costs associated with the 2007 wildfires. In October 2015, the CPUC filed a request for rehearing of the FERC's September 2015 order, which requested abeyance of SDG&E's request to recover 2007 wildfire damage expenses. On April 21, 2016, the FERC affirmed its findings in the September 2015 order and denied the CPUC's request for rehearing. The FERC decision finalizes SDG&E's base transmission revenue requirement and the recovery of $23.1 million of wildfire damage expenses allocated to SDG&E's FERC-regulated operations.
We provide additional information about wildfire litigation costs and their recovery in Note 11.

SOCALGAS MATTERS

Aliso Canyon Natural Gas Storage Facility

We discuss various regulatory matters regarding the Aliso Canyon natural gas storage facility and leak in Note 11.

Natural Gas Procurement

In June 2016, SoCalGas filed an application for a gas cost incentive mechanism award of $5 million for natural gas procured for its core customers during the 12-month period ended March 31, 2016. We expect a CPUC decision in the first half of 2017.

CALIFORNIA UTILITIES — MAJOR PROJECTS

We discuss the California Utilities' major projects in detail in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and details in the tables below.

MAJOR PROJECTS – UPDATES

Joint Utilities Projects
Southern Gas System Reliability Project (North-South Pipeline)
▪ In July 2016, the CPUC issued a final decision which denies the California Utilities' request for a permit to construct.
▪
In June 2016, SoCalGas recorded an after-tax impairment charge of $13 million for the development costs it had invested in the project. The pretax charge of $21 million is included in Operation and Maintenance on Sempra Energy's and SoCalGas' Condensed Consolidated Statements of Operations. We expect to make a filing to the CPUC seeking recovery of all or a portion of these costs.

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

▪
In May 2016, the CPUC issued a final decision granting SDG&E a permit to construct. The project will be installed at an estimated cost of $680 million: $470 million for the various transmission-level facilities and $210 million for associated distribution-level facilities, including distribution circuits and additional undergrounding required by the final environmental impact statement. In July 2016, the Cleveland National Forest Foundation and the Protect Our Communities Foundation filed a joint application for rehearing of the final decision.

Sycamore-Peñasquitos Transmission Project
▪
March 2016 final environmental impact report (EIR) recommended an alternative that undergrounds more of the project than originally proposed, and is viewed as environmentally superior. The CPUC may consider this alternative.

▪
The recommended alternative in the EIR has an estimated cost of $250 million to $300 million, compared to the original project cost estimate of $120 million to $150 million, and would also delay the project schedule by approximately 10 months.

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
Energy Storage Projects
▪
SDG&E filed an advice letter with the CPUC in July 2016 seeking approval to own and operate two energy storage projects totaling 37.5 MW. The purpose of the two projects is to enhance electric reliability in the San Diego service territory.

▪ We expect a CPUC resolution later in 2016.

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
At June 30, 2016, Sempra Energy's accrued liabilities for legal proceedings, including associated legal fees and costs of litigation, on a consolidated basis, were $44 million. At June 30, 2016, accrued liabilities for legal proceedings were $21 million for SDG&E and $21 million for SoCalGas. Amounts for Sempra Energy and SoCalGas include $21 million for matters related to the Aliso Canyon natural gas leak, which we discuss below.

SDG&E
2007 Wildfire Litigation

In October 2007, San Diego County experienced several catastrophic wildfires. Reports issued by the California Department of Forestry and Fire Protection (Cal Fire) concluded that two of these fires (the Witch and Rice fires) were SDG&E "power line caused" and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications' (Cox) fiber optic cable came into contact with an SDG&E power line "causing an arc and starting the fire." A September 2008 staff report issued by the CPUC's Consumer Protection and Safety Division, now known as the Safety and Enforcement Division, reached substantially the same conclusions as the Cal Fire reports, but also contended that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained.
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
SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the costs incurred to resolve wildfire claims in excess of its liability insurance coverage and the amounts recovered from third parties. Accordingly, at June 30, 2016, Sempra Energy and SDG&E have recorded assets of $355 million in Other Regulatory Assets (long-term) on their Condensed Consolidated Balance Sheets, including $353 million related to CPUC-regulated operations, which represents the amount substantially equal to the aggregate amount it has paid and reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts recovered from third parties. On September 25, 2015, SDG&E filed an application with the CPUC seeking authority to recover these costs, as we discuss in Note 10. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated at June 30, 2016, the resulting after-tax charge against earnings would have been up to approximately $210 million. A failure to obtain substantial or full recovery of these costs from customers, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy's and SDG&E's results of operations and cash flows.
We provide additional information about excess wildfire claims cost recovery and related CPUC actions in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report and discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Smart Meters Patent Infringement Lawsuit
In October 2011, SDG&E was sued by a Texas design and manufacturing company in Federal District Court, Southern District of California, and later transferred to the Federal District Court, Western District of Oklahoma as part of Multi-District Litigation (MDL) proceedings, alleging that SDG&E's recently installed smart meters infringed certain patents. The meters were purchased from a third party vendor that has agreed to defend and indemnify SDG&E. The lawsuit sought injunctive relief and recovery of unspecified amounts of damages. The third party vendor has settled the lawsuit without cost to SDG&E, and a dismissal was entered in federal court on July 20, 2016.
Lawsuit Against Mitsubishi Heavy Industries, Ltd.
On July 18, 2013, SDG&E filed a lawsuit in the Superior Court of California in the County of San Diego against Mitsubishi Heavy Industries, Ltd., Mitsubishi Nuclear Energy Systems, Inc., and Mitsubishi Heavy Industries America, Inc. (collectively MHI). The lawsuit seeks to recover damages SDG&E has incurred and will incur related to the design defects in the steam generators MHI provided to the SONGS nuclear power plant. The lawsuit asserts a number of causes of action, including fraud, based on the representations MHI made about its qualifications and ability to design generators free from defects of the kind that resulted in the permanent shutdown of the plant and further seeks to set aside the contractual limitation of damages that MHI has asserted. On July 24, 2013, MHI removed the lawsuit to the United States District Court for the Southern District of California and on August 8, 2013, MHI moved to stay the proceeding pending resolution of the dispute resolution process involving MHI and Edison arising from their contract for the purchase and sale of the steam generators. On October 16, 2013, Edison initiated an arbitration proceeding against MHI seeking damages stemming from the failure of the replacement steam generators. In late December 2013, MHI answered and filed a counterclaim against Edison. On March 14, 2014, MHI's motion to stay the United States District Court proceeding was granted with instructions that require the parties to allow SDG&E to participate in the ongoing Edison/MHI arbitration. As a result, SDG&E participated in the arbitration as a claimant and respondent. The arbitration hearing concluded at the end of April 2016, and a decision could come as early as this year.
Rim Rock Wind Farm
In 2011, the CPUC and FERC approved SDG&E's estimated $285 million tax equity investment in a wind farm project and its purchase of renewable energy credits from that project. SDG&E's contractual obligations to both invest in the Rim Rock wind farm and to purchase renewable energy credits from the wind farm under the power purchase agreement were subject to the satisfaction of certain conditions which, if not achieved, would allow SDG&E to terminate the power purchase agreement and not make the investment.
In December 2013, SDG&E and the project developer began litigating claims against each other regarding whether the project developer had timely satisfied all contractual conditions necessary to trigger SDG&E's obligations to invest in the project and purchase renewable energy credits. On February 11, 2016, SDG&E, the project developer and several of the project developer's parent and affiliated entities entered into a conditional settlement agreement, which was approved by the CPUC in July 2016 and will become final and non-appealable 30 days after the CPUC approval, provided that no party requests rehearing. Under the settlement agreement, among other things, the parties agreed to terminate the tax equity investment arrangement, continue the power purchase agreement for the wind farm generation and release all claims against each other, while generally continuing the other elements of the 2011 approved decision. The settlement agreement will result in a $39 million credit to ratepayers.

SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
On October 23, 2015, SoCalGas discovered a leak at one of its injection and withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility, located in the northern part of the San Fernando Valley in Los Angeles County. The Aliso Canyon facility has been operated by SoCalGas since 1972. SS25 is more than one mile away from and 1,200 feet above the closest homes. It is one of more than 100 injection and withdrawal wells at the storage facility.
Stopping the Leak, and Local Community Mitigation Efforts. SoCalGas worked closely with several of the world's leading experts to stop the leak, including planning and obtaining all necessary approvals for drilling relief wells. On February 18, 2016, the California Department of Conservation's Division of Oil, Gas, and Geothermal Resources (DOGGR) confirmed that the well was permanently sealed.
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
As a result of receiving the confirmation from DOGGR that SS25 was permanently sealed, SoCalGas started winding down its temporary relocation support in accordance with the terms of the formal relocation plan. Subject to certain exceptions, the period for temporary relocation support to residents who temporarily relocated to short-term housing, such as hotels, was scheduled to end on February 25, 2016. This deadline was challenged by the Los Angeles County Department of Public Health (DPH), which contended that indoor testing was required to determine whether it was safe for residents to return home.
In mid-March 2016, a third party engaged by SoCalGas conducted screening of indoor air for methane and mercaptans (odorants added to natural gas) in 71 houses in the Porter Ranch community near the Aliso Canyon storage facility. No mercaptans were detected in this screening, and concentrations of methane were well below levels of concern as established by the California Environmental Protection Agency's Department of Toxic Substances Control. On March 24, 2016, the DPH released its indoor sampling work plan to test approximately 100 houses for a broad range of chemicals, including volatile organic compounds, semi-volatile organic compounds, metals, and sulfur compounds in the air and on surfaces. These substances are commonly found in households at varying levels.
On April 27, 2016, the California Superior Court issued an order extending the relocation support term pending the completion of the DPH's indoor testing. The DPH took samples from more than 100 homes and certain schools, as well as 11 "control" homes outside the Porter Ranch Community, and tested for over 250 chemical substances, and on May 13, 2016 issued its report of the results, which concluded that the testing did not detect chemicals at levels that presented an elevated health risk, and that the occurrence of air contaminants was consistent with background levels for indoor settings. The DPH's report stated that certain metals had been detected in surface dust in a small number of homes tested. Although the levels of any such metals were found to be significantly below levels established as safe by the U.S. Environmental Protection Agency (EPA) and even though such metals were also found in homes outside the Porter Ranch Community that were tested as a control group, the DPH nevertheless asserted that the detection of such substances required the homes of relocated residents to be cleaned before the relocation program could end.
In response, the Superior Court issued an order on May 20, 2016, as supplemented by the Superior Court on May 25, 2016, ruling that: (1) currently relocated residents be given the choice to request residence cleaning, to be performed according to the DPH's proposed protocol and at SoCalGas' expense, and (2) the relocation program for currently relocated residents would terminate. In accordance with the May 20 and May 25 orders, SoCalGas finished cleaning all homes covered by this order on July 6, 2016, or approximately 1,500 homes. As of July 24, 2016, the relocation program has ended.
Apart from the Superior Court order, on May 13, 2016, the DPH also issued a directive that SoCalGas professionally clean (in accordance with the proposed protocol prepared by the DPH) the homes of all residents located within the Porter Ranch Neighborhood Council boundary, or who have participated in the relocation program, or who are located within a five mile radius of the Aliso Canyon natural gas storage facility and have experienced symptoms from the natural gas leak (the Directive). SoCalGas does not believe that the DPH has the authority to issue the Directive and has filed a petition for writ of mandate to set aside the Directive.
The total costs incurred to remediate and stop the leak and to mitigate local community impacts are significant and may increase, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas' and Sempra Energy's cash flows, financial condition and results of operations.
Cost Estimates and Accounting Impact. At June 30, 2016, SoCalGas recorded estimated costs of $717 million related to the leak. Of this amount, approximately 70 percent is for the temporary relocation program (including cleaning costs and certain labor costs) and approximately 15 percent is for attempts to control the well, stop the leak, stop or reduce the emissions, and the estimated cost of the root cause analysis being conducted to determine the cause of the leak. The remaining portion of the $717 million includes estimated legal costs necessary to defend litigation, the value of lost gas, the costs to mitigate the actual natural gas released, and other costs. As the value of lost gas reflects the current replacement cost, the value may fluctuate until such time as replacement gas is purchased and injected into storage. SoCalGas made a commitment in December 2015 to mitigate the actual natural gas released and has been working on a plan to accomplish the mitigation. The $717 million represents management's best estimate of these costs related to the leak. Of these costs, a substantial portion has been paid and $117 million is recorded as Reserve for Aliso Canyon Costs at June 30, 2016 on SoCalGas' and Sempra Energy's Condensed Consolidated Balance Sheets for amounts expected to be paid after June 30, 2016.
At June 30, 2016, we recorded the expected recovery of the costs described in the immediately preceding paragraph related to the leak of $679 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas' and Sempra Energy's Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $34 million of insurance proceeds we received in the second quarter of 2016 related to control of well expenses. If we were to conclude that this receivable or a portion of it was no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on Sempra Energy's and SoCalGas' financial condition and results of operations.
The above amounts do not include any damage awards, restitution, or any civil or criminal fines, costs or other penalties that may be imposed, as it is not possible to predict the outcome of any criminal or civil proceeding or any administrative action in which such damage awards, restitution or civil or criminal fines, costs or other penalties could be imposed, and any such amounts, if awarded or imposed, cannot be reasonably estimated at this time. In addition, the above amounts do not include the cost to clean additional homes as directed by the DPH and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate.
On March 17, 2016, the CPUC issued a decision directing SoCalGas to establish a memorandum account to prospectively track its authorized revenue requirement and all revenues that it receives for its normal, business-as-usual costs to own and operate the Aliso Canyon gas storage field. The CPUC will determine at a later time whether, and to what extent, the tracked revenues may be refunded to ratepayers. Pursuant to the CPUC's decision, on March 24, 2016, SoCalGas filed an advice letter requesting to establish a memorandum account to track all business-as-usual costs to own and operate the Aliso Canyon storage field, which has been protested by TURN and SCGC. On April 22, 2016, the CPUC's Energy Division issued a suspension notice for SoCalGas' advice letter citing the need for additional time for staff review.
Insurance. We have at least four kinds of insurance policies that provide in excess of $1 billion in insurance coverage. We cannot predict all of the potential categories of costs or the total amount of costs that we may incur as a result of the leak. In reviewing each of our policies, and subject to various policy limits, exclusions and conditions, based upon what we know as of the filing date of this report, we believe that our insurance policies collectively should cover the following categories of costs: the costs incurred for temporary relocation (including cleaning costs and certain labor costs), costs to address the leak and stop or reduce emissions, the root cause analysis being conducted to determine the cause of the leak, the value of lost natural gas and estimated costs to mitigate the actual natural gas released, the costs associated with litigation and claims by nearby residents and businesses, the cost to clean additional homes as directed by the DPH, and, in some circumstances depending on their nature and manner of assessment, fines and penalties. We have been communicating with our insurance carriers and, as discussed above, we recently received an insurance payment for control of well costs. We intend to pursue the full extent of our insurance coverage for the costs we have incurred or may incur. There can be no assurance that we will be successful in obtaining insurance coverage for these costs under the applicable policies, and to the extent we are not successful, it could result in a material charge against the earnings of SoCalGas and Sempra Energy.
Our estimate at June 30, 2016 of $717 million of certain costs in connection with the Aliso Canyon storage facility leak may rise significantly as more information becomes available, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on Sempra Energy's and SoCalGas' cash flows, financial condition and results of operations. In addition, any costs not included in the $717 million estimate could be material, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), could have a material adverse effect on Sempra Energy's and SoCalGas' cash flows, financial condition and results of operations.
Governmental Investigations and Civil and Criminal Litigation. Various governmental agencies, including the DOGGR, DPH, South Coast Air Quality Management District (SCAQMD), California Air Resources Board (CARB), Los Angeles Regional Water Quality Control Board (RWQCB), California Division of Occupational Safety and Health (DOSH), CPUC, Pipeline and Hazardous Materials Safety Administration (PHMSA), EPA, Los Angeles District Attorney's Office and California Attorney General's Office, are investigating this incident. On January 25, 2016, the DOGGR and CPUC selected Blade Energy Partners to conduct an independent analysis under their supervision and to be funded by SoCalGas to investigate the technical root cause of the Aliso Canyon gas leak. We expect the root cause analysis to be completed in late 2016 or early 2017, but the timing is dependent on the DOGGR and the CPUC.
As of July 28, 2016, 181 lawsuits have been filed (177 in Los Angeles County Superior Court, 2 in San Diego County Superior Court, and 2 in the United States District Court for the Southern District of California) against SoCalGas, some of which have also named Sempra Energy, and, in derivative and securities law claims on behalf of Sempra Energy and/or SoCalGas, against certain officers and directors of Sempra Energy and/or SoCalGas. These various lawsuits assert causes of action for negligence, negligence per se, strict liability, property damage, fraud, public and private nuisance (continuing and permanent), trespass, breach of fiduciary duties, inverse condemnation, fraudulent concealment, loss of consortium, and violation of federal securities laws, among other things, and additional litigation may be filed against us in the future related to this incident. Many of these complaints seek class action status, compensatory and punitive damages, injunctive relief, costs of future medical monitoring and attorneys' fees. Pursuant to the parties' agreement, the court ordered that the individual and business entity plaintiffs would proceed by filing two consolidated master complaints, one for the individual tort cases, and a second for the class action cases. The Los Angeles City Attorney and Los Angeles County Counsel have also filed a complaint on behalf of the people of the State of California against SoCalGas for public nuisance and violation of the California Unfair Competition Law. The California Attorney General, acting in her independent capacity and on behalf of the people of the State of California and the CARB, joined this lawsuit. The complaint, as amended includes allegations of violations of California Health and Safety Code sections 41700, prohibiting discharge of air contaminants that cause annoyance to the public, and 25510, requiring reporting of the release of hazardous material, as well as California Government Code section 12607 for equitable relief for the protection of natural resources. The complaint seeks an order for injunctive relief, to abate the public nuisance, and to impose civil penalties. The SCAQMD also filed a complaint against SoCalGas seeking civil penalties for alleged violations of several nuisance-related statutory provisions arising from the leak and delays in stopping the leak. That suit seeks up to $250,000 in civil penalties for each day the violations occurred. On July 13, 2016, the SCAQMD amended its complaint to seek a declaration that SoCalGas is required to pay the costs of a longitudinal study of the health of persons exposed to the gas leak.
All of these cases, other than the derivative and securities law claims, are coordinated before a single court in the Los Angeles County Superior Court for pretrial management. As ordered by the court in the coordination proceeding, on July 25, 2016, the individuals and business entities asserting tort claims filed a Consolidated Case Complaint for Individual Actions through which their separate lawsuits will be managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment and loss of consortium against SoCalGas, with certain causes also naming Sempra Energy. The consolidated complaint seeks compensatory and punitive damages for personal injuries, property damage and diminution in property value, a temporary injunction, costs of future medical monitoring, and attorneys' fees.
On February 2, 2016, the Los Angeles District Attorney's Office filed a misdemeanor criminal complaint against SoCalGas seeking penalties and other remedies for alleged failure to provide timely notice of the leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a), and for violating California Health and Safety Code section 41700 prohibiting discharge of air contaminants that cause annoyance to the public. On February 16, 2016, SoCalGas pled not guilty to the complaint. No trial date has been set.
On July 25, 2016, the County of Los Angeles, on behalf of itself and the people of the State of California, filed a complaint against SoCalGas in the Los Angeles County Superior Court for public nuisance, unfair competition, breach of franchise agreement, breach of lease, and damages. This suit alleges that the four natural gas storage fields operated or formerly operated by SoCalGas in Los Angeles County require safety upgrades, including the installation of sub-surface safety shut-off valves on every well. It additionally alleges that SoCalGas failed to comply with the Directive. It seeks preliminary and permanent injunctive relief, civil penalties, and damages for the County's costs to respond to the leak, as well as punitive damages and attorneys' fees.
The costs of defending against these civil and criminal lawsuits and cooperating with these investigations, and any damages, restitution, and civil and criminal fines, costs and other penalties, if awarded or imposed, could be significant and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, could have a material adverse effect on SoCalGas' and Sempra Energy's cash flows, financial condition and results of operations.
Governmental Orders, Additional Regulation and Reliability. On January 6, 2016, the Governor of the State of California issued the Governor's Order proclaiming a state of emergency to exist in Los Angeles County due to the natural gas leak at the Aliso Canyon facility. The Governor's Order directs the following:
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

▪
Ensuring Accountability: The CPUC will ensure that SoCalGas covers costs related to the natural gas leak and its response, while protecting ratepayers; and CARB will develop a program to fully mitigate the leak's emissions of methane by March 31, 2016, with such program to be funded by SoCalGas.

▪
Strengthening Oversight: The DOGGR will promulgate emergency regulations for gas storage facility operators throughout the state, requiring: at least daily inspection of gas storage well heads using gas leak detection technology such as infrared imaging; ongoing verification of the mechanical integrity of all gas storage wells; ongoing measurement of annular gas pressure or annular gas flow within wells; regular testing of all safety valves used in wells; minimum and maximum pressure limits for each gas storage facility in the state; and a comprehensive risk management plan for each facility that evaluates and prepares for risks, including corrosion potential of pipes and equipment. Additionally, the DOGGR, CPUC, CARB and California Energy Commission (CEC) will submit to the Governor's Office a report that assesses the long-term viability of natural gas storage facilities in California.

SoCalGas made a commitment in December 2015 to mitigate the actual natural gas released from the leak and has been working on a plan to accomplish the mitigation. On March 31, 2016, pursuant to the Governor's Order, the CARB issued its Aliso Canyon Methane Leak Climate Impacts Mitigation Program, which sets forth its recommended approach to achieve full mitigation of the emissions from the Aliso Canyon natural gas leak. The CARB program preliminarily assumes that the leak released approximately 100,000 metric tons of methane. It states that full mitigation requires that the program generate reductions in short-lived climate pollutants and other greenhouse gases at least equivalent to that amount and that the appropriate global warming potential to be used in deriving the amount of reductions required is a 20-year term rather than the 100-year term the CARB and other state and federal agencies use in regulating emissions, resulting in a target of approximately 8,000,000 metric tons of carbon dioxide equivalent. CARB's program also requires all of the mitigation to occur in California over the next five to ten years without the use of allowances or offsets. We have not agreed to this proposed formulation and continue to work with CARB on the mitigation plan.
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
On April 1, 2016, the Secretary of the U.S. Department of Energy (DOE) and PHMSA jointly announced the formation of an Interagency Task Force on Natural Gas Storage Safety in response to the leak at Aliso Canyon to assess and make recommendations on best practices, response plans and safe operation of gas storage facilities. On June 22, 2016, President Obama signed the "Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016" or the "PIPES Act of 2016." Among other things, the PIPES Act: (1) requires PHMSA to issue, within two years of passage, "minimum safety standards for underground natural gas storage facilities;" (2) imposes a "user fee" on underground storage facilities as needed to implement the safety standards; (3) grants PHMSA authority to issue emergency orders and impose emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities without prior notice or an opportunity for hearing, if the Secretary of Energy determines that an unsafe condition or practice, or a combination of unsafe conditions and practices, constitutes or is causing an imminent hazard; (4) directs the Secretary of Energy to establish an Aliso Canyon Task Force comprised of representatives from the Department of Transportation (DOT), Department of Health and Human Services, EPA, Department of the Interior, Department of Commerce, FERC and representatives of state and local governments, as deemed appropriate by the Secretary and the Administrator. The Act expressly allows states to adopt more stringent standards for intrastate underground natural gas storage facilities if such standards are compatible with the minimum standards prescribed under the PIPES Act.
Within 180 days of enactment of the PIPES Act, the Task force is required to issue a report that includes: (1) an analysis and conclusion of the cause and contributing factors of the Aliso Canyon natural gas leak; (2) an analysis of measures taken to stop the natural gas leak, with an immediate focus on other, more effective measures that could be taken; (3) an assessment of the impact of the natural gas leak on health, safety, and the environment, wholesale and retail electricity prices and the reliability of the bulk-power system; (4) an analysis of how Federal, State, and local agencies responded to the natural gas leak; (5) recommendations on how to improve the response to a future leak and coordination between appropriate Federal, State, and local agencies in response to future natural gas leaks; (6) an analysis of the potential for a similar natural gas leak to occur at other underground natural gas storage facilities in the United States; (7) recommendations on how to prevent any future natural gas leaks; (8) recommendations regarding Aliso Canyon and other underground natural gas storage facilities located in close proximity to residential populations; (9) any recommendations on information that is not currently collected but that would be in the public interest to collect and distribute to agencies and institutions for the continued study and monitoring of natural gas storage infrastructure in the United States; and (10) any other recommendations, as appropriate.
PHMSA, DOGGR, SCAQMD, EPA and CARB have each commenced separate rulemaking proceedings to adopt further regulations covering natural gas storage facilities and injection wells. Regulations issued by DOGGR following the Governor's Order, as well as California Senate Bill 380, which was enacted on May 10, 2016, are discussed below. Additional hearings in the State Legislature as well as with various other federal and state regulatory agencies have been or are expected to be scheduled, additional legislation has been proposed in the state legislature, and additional laws, orders, rules and regulations may be adopted. The Los Angeles County Board of Supervisors has formed a task force to review and potentially implement new, more stringent land use (zoning) requirements and associated regulations and enforcement protocols for oil and gas activities, including natural gas storage field operations. Such new requirements could materially affect new or modified uses of the Aliso Canyon and other natural gas storage fields located in the County, including review under the California Environmental Quality Act and mitigation of environmental impacts associated with new and modified uses of the fields.
Higher operating costs and additional capital expenditures incurred by SoCalGas as a result of new laws, orders, rules and regulations arising out of this incident could be significant and may not be recoverable in customer rates, and SoCalGas' and Sempra Energy's cash flows, financial condition and results of operations may be materially adversely affected by any such new regulations.
On June 10, 2016, DOSH issued four citations to SoCalGas alleging violations of various regulations, including that SoCalGas failed to ensure that testing and inspection of well casing and tubing at the Aliso Canyon storage facility complied with testing and inspection requirements, with total penalties of $60,800. On June 27, 2016, SoCalGas filed an appeal of all four citations on the grounds that no violations of the cited regulations occurred, the citations are all preempted by federal law, the citations were not issued in a timely manner, and two of the citations are duplicative.
Adoption of SB 380. The California legislature has enacted and the Governor has signed Senate Bill (SB) 380, which among other things: (1) continues the prohibition against SoCalGas injecting any natural gas into the Aliso Canyon natural gas storage facility until a comprehensive review of the safety of the gas storage wells at the facility is completed in accordance with regulations adopted by the DOGGR, the State Oil and Gas Supervisor has made a safety determination and other required findings, at least one public hearing has been held in the affected community, and the Executive Director of the CPUC has issued a concurring letter regarding the Supervisor's determination of safety; (2) requires that all gas storage wells returning to service shall only inject or produce gas through the interior metal tubing and not through the annulus between the tubing and the well casing, which will result in diminished field production capability; (3) requires the CPUC, in consultation with various governmental agencies and other entities, to determine the range of working gas necessary in Aliso Canyon to ensure safety and reliability for the region and just and reasonable rates in California and publish a report that includes such range and the number of wells and associated injection and production capacity required; (4) requires seeking public comments on the report either through written comments or a workshop; and (5) requires the CPUC, no later than July 1, 2017, to open a proceeding to determine the feasibility of minimizing or eliminating use of the Aliso Canyon natural gas storage facility, while still maintaining energy and electric reliability for the region, and to consult with various governmental agencies and other entities in making its determination.
As required by SB 380, on June 28, 2016, the CPUC published the Report, Aliso Canyon Working Gas Inventory, Production Capacity, Injection Capacity, and Well Availability for Summer 2016 Reliability (SB 380 Report), which incorporates, and is based on the findings of, the Aliso Canyon Risk Assessment Technical Report which was prepared by the staff of the CAISO, CEC, Los Angeles Department of Water and Power (LADWP), SoCalGas and the CPUC. In that report, among other things, the CPUC determined that SoCalGas would need a withdrawal capacity of 1.119 billion cubic feet (Bcf) per day to meet the reliability needs of customers. In addition, the CPUC directed SoCalGas to keep 17 specified wells that have completed the Phase I testing required by DOGGR available for reliability-related withdrawals.
Natural Gas Storage Operations. SoCalGas estimates that approximately 57 Bcf of natural gas has been delivered to customers from an initial starting point of approximately 77 Bcf of gas in storage on October 23, 2015 at the Aliso Canyon facility. SoCalGas completed its measurement of the natural gas lost from the leak and calculated that approximately 4.62 Bcf of natural gas was released from the Aliso Canyon natural gas storage facility as a result of the leak. In January of 2016, the CPUC directed SoCalGas to retain a minimum of 15 Bcf of working natural gas to help ensure reliability of the system, with withdrawals permitted only to meet reliability needs under a limited set of circumstances. Effective February 5, 2016, the DOGGR issued Emergency Regulations that amended the California Code of Regulations to require all underground natural gas storage facility operators, including SoCalGas, to take further steps to help ensure the safety of their gas storage operations. On July 8, 2016, DOGGR issued a Discussion Draft of new permanent regulations for all storage fields in California.
Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer and heating needs in the winter. Aliso Canyon, with a storage capacity of 86 Bcf, is the largest SoCalGas storage facility and an important element of SoCalGas' delivery system. Aliso Canyon represents 63 percent of SoCalGas' owned natural gas storage inventory capacity. SoCalGas has not injected natural gas into Aliso Canyon since October 25, 2015, in accordance with the Governor's Order, but in conflict with the CPUC's reliability-based direction, which requires injections to reach higher inventory levels prior to the winter season. On March 4, 2016, the DOGGR issued Order 1109, Order to Take Specific Actions Regarding Aliso Canyon Gas Storage Facility (Safety Review Testing Regime). On April 7, 2016, SoCalGas announced its safety framework to comply with the DOGGR Order 1109, which consists of phased testing for each of the active injection wells in the Aliso Canyon storage facility. SoCalGas will continue this moratorium on further injections until all required approvals have been obtained.
On April 5, 2016, four energy agencies—the CPUC, CEC, CAISO, and LADWP—issued an Aliso Canyon Action Plan to Preserve Gas and Electric Reliability for the Los Angeles Basin. In their Action Plan, the agencies recognized that: Aliso Canyon is critical to meeting peak demand in both winter and summer; the Greater Los Angeles region could face an estimated 16 days of gas curtailments this upcoming summer—assuming no withdrawals of any of the 15 Bcf held at Aliso Canyon; and unless gas is withdrawn from Aliso Canyon, 14 of these days are likely to be large enough to interrupt natural gas service to electric generators located in the Los Angeles Basin. To help mitigate concerns about natural gas service reliability to customers, including related impacts on natural gas-fueled power generation, SoCalGas, SDG&E and 24 customer organizations filed a settlement agreement with the CPUC on April 29, 2016 regarding procedures to help deal with service reliability issues this upcoming summer. The procedures, which address supply shortages and surpluses using temporarily modified Operational Flow Order (OFO) tariff provisions, were approved by the CPUC on June 9, 2016, and will be in place through no later than November 30, 2016. There can be no assurance that these measures will prevent gas curtailments or power outages during the period Aliso Canyon remains offline.
If the Aliso Canyon facility were to be taken out of service for any meaningful period of time, it could result in an impairment of the facility, significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2016, the Aliso Canyon facility has a net book value of $441 million, including $199 million of construction work in progress for the project to construct a new compression station. Any significant impairment of this asset could have a material adverse effect on SoCalGas' and Sempra Energy's results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates, and SoCalGas' and Sempra Energy's results of operations, cash flows and financial condition may be materially adversely affected.
Other
SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp. and Pfizer, Inc., are defendants in seven Los Angeles County Superior Court lawsuits filed beginning in April 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs' exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability. SoCalGas has settled six of the seven lawsuits for an amount that is not significant.

Sempra Mexico

Permit Challenges and Property Disputes

Sempra Mexico has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul LNG terminal near Ensenada, Mexico. Ownership of the adjacent property is not required by any of the environmental or other regulatory permits issued for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility, and filed an action in the Federal Court challenging the permits. In February 2011, based on a complaint by the claimant, the municipality of Ensenada opened an administrative proceeding and sought to temporarily close the terminal based on claims of irregularities in municipal permits issued six years earlier. This attempt was promptly countermanded by Mexican federal and Baja California state authorities. No terminal permits or operations were affected as a result of these proceedings or events and the terminal has continued to operate normally. In the second quarter of 2014, the municipality of Ensenada dismissed the administrative proceeding. In the second quarter of 2015, the Administrative Court of Baja California confirmed the municipality of Ensenada's ruling and dismissed the proceeding. Sempra Mexico expects additional Mexican court proceedings and governmental actions regarding the claimant's assertions as to whether the terminal's permits should be modified or revoked in any manner.
The claimant also filed complaints in the federal Agrarian Court challenging the refusal of the Secretaría de la Reforma Agraria (now the Secretaría de Desarrollo Agrario, Territorial y Urbano, or SEDATU) in 2006 to issue a title to him for the disputed property. In November 2013, the Agrarian Court ordered that SEDATU issue the requested title and cause it to be registered. Both SEDATU and Sempra Mexico challenged the ruling, due to lack of notification of the underlying process. In November 2015, the Agrarian Court denied Sempra Mexico's challenge, but the ruling does not affect any property rights. Another appeal filed by SEDATU is pending. Sempra Mexico expects additional proceedings regarding the claims, although such proceedings are not related to the permit challenges referenced above.
The property claimant also filed a lawsuit in July 2010 against Sempra Energy in Federal District Court in San Diego seeking compensatory and punitive damages as well as the earnings from the Energía Costa Azul LNG terminal based on his allegations that he was wrongfully evicted from the adjacent property and that he has been harmed by other allegedly improper actions. In September 2015, the Court granted Sempra Energy's motion for summary judgment and closed the case. In October 2015, the claimant filed a notice of appeal of the summary judgment and an earlier order dismissing certain of his causes of action.
Additionally, several administrative challenges are pending in Mexico before the Mexican environmental protection agency (SEMARNAT) and the Federal Tax and Administrative Courts seeking revocation of the environmental impact authorization (EIA) issued to Energía Costa Azul in 2003. These cases generally allege that the conditions and mitigation measures in the EIA are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines. The Mexican Supreme Court decided to exercise jurisdiction over one such case, and in March 2014, issued a resolution denying the relief sought by the plaintiff on the grounds its action was not timely presented. A similar administrative challenge seeking to revoke the port concession for our marine operations at our Energía Costa Azul LNG terminal was filed with and rejected by the Mexican Communications and Transportation Ministry. In April 2015, the Federal court confirmed the Mexican Communications and Transportation Ministry's ruling denying the request to revoke the port concession and decided in favor of Energía Costa Azul.
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

Sempra Natural Gas

Since April 2012, a total of 14 lawsuits have been filed against Mobile Gas in Mobile County Circuit Court alleging that in the first half of 2008 Mobile Gas spilled tert-butyl mercaptan, an odorant added to natural gas for safety reasons, in Eight Mile, Alabama. Eleven of the lawsuits have been settled. A small percentage of the plaintiffs in these lawsuits did not sign individual releases and are expected to continue to pursue claims against Mobile Gas. The remaining three lawsuits, which include approximately 250 individual plaintiffs, allege nuisance, fraud and negligence causes of action, and seek unspecified compensatory and punitive damages. Under the terms of the agreement to sell 100 percent of the outstanding equity of EnergySouth, the parent company of Mobile Gas, as discussed in Note 3, this litigation will be retained by Mobile Gas at the close of the transaction.

Other Litigation

Sempra Energy holds a noncontrolling interest in RBS Sempra Commodities LLP (RBS Sempra Commodities), a limited liability partnership in the process of being liquidated. The Royal Bank of Scotland plc (RBS), our partner in the joint venture, was notified by the United Kingdom's Revenue and Customs Department (HMRC) that it was investigating value-added tax (VAT) refund claims made by various businesses in connection with the purchase and sale of carbon credit allowances. HMRC advised RBS that it had determined that it had grounds to deny such claims by RBS related to transactions by RBS Sempra Energy Europe (RBS SEE), a former indirect subsidiary of RBS Sempra Commodities that was sold to JP Morgan. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. In September 2012, HMRC issued a protective assessment of £86 million for the VAT paid in connection with these transactions. In October 2014, RBS filed a Notice of Appeal of the September 2012 assessment with the First-tier Tribunal. As a condition of the appeal, RBS was required to pay the assessed amount. The payment also stops the accrual of interest that could arise should it ultimately be determined that RBS has a liability for some of the tax. RBS has asserted that HMRC's assessment was time-barred. A preliminary hearing is scheduled for September 19 to 21, 2016. In June 2015, liquidators for three companies that engaged in carbon credit trading via chains that included a company that RBS SEE traded with directly filed a claim in the High Court of Justice against RBS and RBS Sempra Commodities alleging that RBS Sempra Commodities' and RBS SEE's participation in transactions involving the sale and purchase of carbon credits resulted in the companies' incurring VAT liability they were unable to pay. In October 2015, the liquidators' counsel filed an amended claim adding seven additional trading companies to the claim and asserting damages of £146 million for all 10 companies. Additionally, the claimants dropped RBS Sempra Commodities LLP as a defendant, adding the successor to RBS SEE and JP Morgan, Mercuria Energy Europe Trading Limited (Mercuria), in its stead. JP Morgan has notified us that Mercuria has sought indemnity for the claim, and JP Morgan has in turn sought indemnity from us. Our remaining balance in RBS Sempra Commodities is accounted for under the equity method. The investment balance of $67 million at June 30, 2016 reflects remaining distributions expected to be received from the partnership as it is liquidated. The timing and amount of distributions may be impacted by these matters. We discuss RBS Sempra Commodities further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
In August 2007, the U.S. Court of Appeals for the Ninth Circuit issued a decision reversing and remanding certain FERC orders declining to provide refunds regarding short-term bilateral sales up to one month in the Pacific Northwest for the January 2000 to June 2001 time period. In December 2010, the FERC approved a comprehensive settlement previously reached by Sempra Energy and RBS Sempra Commodities with the State of California. The settlement resolved all issues with regard to sales between the California Department of Water Resources and Sempra Commodities in the Pacific Northwest, but potential claims may exist regarding sales in the Pacific Northwest between Sempra Commodities and other parties. The FERC is in the process of addressing these potential claims on remand. Pursuant to the agreements related to the formation of RBS Sempra Commodities, we have indemnified RBS for any liability from the final resolution of these matters. Pursuant to our agreement with the Noble Group Ltd., one of the buyers of RBS Sempra Commodities' businesses, we have also indemnified Noble Americas Gas & Power Corp. and its affiliates for all losses incurred by such parties resulting from these proceedings as related to Sempra Commodities.
We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, employment litigation, product liability, property damage and other claims. Juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.

CONTRACTUAL AND OTHER COMMITMENTS

We discuss below significant changes in the first six months of 2016 to contractual commitments discussed in Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

Sempra Natural Gas' natural gas purchase and transportation commitments have decreased by $111 million since December 31, 2015, primarily due to payments on existing contracts and changes in forward natural gas prices in the first six months of 2016. Net future payments are expected to decrease by $97 million in 2016, increase by $14 million in 2017 and decrease by $8 million in 2018, $16 million in 2019 and $4 million in 2020 compared to December 31, 2015.
In the second quarter of 2016, Sempra Natural Gas permanently released pipeline capacity that it held with Rockies Express and others. The effect of the permanent capacity releases resulted in a pretax charge of $206 million ($123 million after-tax), which is included in Other Cost of Sales on the Sempra Energy Condensed Consolidated Statement of Operations in the three months and six months ended June 30, 2016. The charge represents an acceleration of costs that would otherwise have been recognized over the duration of the contracts. In connection with the capacity releases, Sempra Natural Gas has recorded $41 million in Other Current Liabilities and $118 million in Deferred Credits and Other on the Sempra Energy Condensed Consolidated Balance Sheet at June 30, 2016, representing the amounts by which Sempra Natural Gas' obligation to make future capacity payments is expected to exceed proceeds generated from the permanent capacity releases.

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
Sempra Natural Gas' commitment under the LNG purchase agreement, reflecting changes in forward prices since December 31, 2015 and actual transactions for the first six months of 2016, is expected to decrease by $196 million in 2016, increase by $61 million in 2017 and $13 million in 2018, decrease by $9 million in 2019 and $33 million in 2020 and increase by $108 million thereafter (through contract termination in 2029) compared to December 31, 2015. These amounts are based on forward prices of the index applicable to the contract from 2016 to 2028 and an estimated one percent escalation per year beyond 2028 through contract termination in 2029. The LNG commitment amounts above are based on the requirement for Sempra Natural Gas to accept the maximum possible delivery of cargoes under the agreement. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amounts possible due to the customer electing to divert cargoes as allowed by the agreement.

Asset Retirement Obligations

Contractual commitments for asset retirement obligations at SDG&E, SoCalGas and Sempra Energy Consolidated increased by $26 million, $316 million and $342 million, respectively, since December 31, 2015, primarily for natural gas assets, as a result of updated cost studies completed for the 2016 General Rate Case filing. We discuss the 2016 General Rate Case in Note 10.

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $375 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $13.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $375 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E's contribution would be up to $50.93 million. This amount is subject to an annual maximum of $7.6 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.
The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance, subject to a $2.5 million deductible for "each and every loss." This insurance coverage is provided through Nuclear Electric Insurance Limited (NEIL). The NEIL policies have specific exclusions and limitations that can result in reduced or eliminated coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $9.7 million of retrospective premiums based on overall member claims. See Note 9 under "Settlement with NEIL" for discussion of an agreement between the SONGS co-owners and NEIL to settle all claims under the NEIL policies associated with the SONGS outage.
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

U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL

The Nuclear Waste Policy Act of 1982 made the DOE responsible for accepting, transporting, and disposing of spent nuclear fuel. However, it is uncertain when the DOE will begin accepting spent nuclear fuel from SONGS. This delay will lead to increased costs for spent fuel storage. SDG&E will continue to support Edison in its pursuit of claims on behalf of the SONGS co-owners against the DOE for its failure to timely accept the spent nuclear fuel. On April 18, 2016, Edison executed a spent fuel settlement agreement with the DOE for $162 million covering damages incurred from January 1, 2006 through December 31, 2013. In May 2016, Edison refunded SDG&E $32 million for its respective share of the damage award paid. In applying this refund, SDG&E recorded a $23 million reduction to the SONGS regulatory asset, an $8 million reduction of its nuclear decommissioning balancing account and a $1 million reduction in its SONGS operation and maintenance cost balancing account.
In October 2015, the California Coastal Commission approved Edison's application for the proposed expansion of an Independent Spent Fuel Storage Installation (ISFSI) at SONGS. The ISFSI expansion began construction in 2016, will be fully loaded with spent fuel by 2019, and will operate until 2049, when it is assumed that the DOE will have taken custody of all the SONGS spent fuel. The ISFSI would then be decommissioned, and the site restored to its original environmental state.
We provide additional information about SONGS in Note 9 above and in Notes 13 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

CONCENTRATION OF CREDIT RISK

We maintain credit policies and systems to manage our overall credit risk. These policies include an evaluation of potential counterparties' financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry. We grant credit to utility customers and counterparties, substantially all of whom are located in our service territory, which covers most of Southern California and a portion of central California for SoCalGas, and all of San Diego County and an adjacent portion of Orange County for SDG&E. We also grant credit to utility customers and counterparties of our other companies providing natural gas or electric services in Mexico, Chile, Peru, southwest Alabama, and Hattiesburg, Mississippi.
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
4.
Sempra Mexico develops, owns and operates, or holds interests in, natural gas transmission pipelines and propane and ethane systems, a natural gas distribution utility, electric generation facilities (including wind), a terminal for the import of LNG, and marketing operations for the purchase of LNG and the purchase and sale of natural gas in Mexico. In February 2016, management approved a plan to market and sell the TdM natural gas-fired power plant located in Mexicali, Baja California, as we discuss in Note 3.

5.
Sempra Renewables develops, owns and operates, or holds interests in, wind and solar energy projects in Arizona, California, Colorado, Hawaii, Indiana, Kansas, Michigan, Minnesota, Nebraska, Nevada and Pennsylvania to serve wholesale electricity markets in the United States.

6.
Sempra Natural Gas develops, owns and operates, or holds interests in, natural gas pipelines and storage facilities, natural gas distribution utilities and a terminal for the import and export of LNG and sale of natural gas, all within the United States. In May 2016, Sempra Natural Gas completed the sale of its 25-percent interest in Rockies Express, as we discuss in Note 3. In April 2016, we entered into an agreement to sell EnergySouth, the parent company of Mobile Gas and Willmut Gas, the two natural gas distribution utilities owned by Sempra Natural Gas, as we discuss in Note 3. Sempra Natural Gas also owned and operated the Mesquite Power plant, a natural gas-fired electric generation asset, the remaining 625-MW block of which was sold in April 2015.

Sempra South American Utilities and Sempra Mexico comprise our Sempra International operating unit. Sempra Renewables and Sempra Natural Gas comprise our Sempra U.S. Gas & Power operating unit.
We evaluate each segment's performance based on its contribution to Sempra Energy's reported earnings. The California Utilities operate in essentially separate service territories, under separate regulatory frameworks and rate structures set by the CPUC. The California Utilities' operations are based on rates set by the CPUC and the FERC. We describe the accounting policies of all of our segments in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Common services shared by the business segments are assigned directly or allocated based on various cost factors, depending on the nature of the service provided. Interest income and expense is recorded on intercompany loans. The loan balances and related interest are eliminated in consolidation.
The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as "All other" in the following tables consist primarily of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,					Six months ended June 30,
	2016			2015		2016			2015
REVENUES
SDG&E		$992	46%	$972	41%		$1,983	41%	$1,938	38%
SoCalGas		617	29	780	33		1,650	35	1,828	36
Sempra South American Utilities		385	18	389	16		785	16	778	15
Sempra Mexico		147	7	152	6		285	6	315	6
Sempra Renewables		6	―	10	1		13	―	18	1
Sempra Natural Gas		90	4	155	7		220	5	352	7
Adjustments and eliminations		―	―	(1)	―		―	―	(1)	―
Intersegment revenues(1)		(81)	(4)	(90)	(4)		(158)	(3)	(179)	(3)
Total		$2,156	100%	$2,367	100%		$4,778	100%	$5,049	100%
INTEREST EXPENSE
SDG&E		$48		$52			$96		$104
SoCalGas		24		19			46		38
Sempra South American Utilities		11		8			20		13
Sempra Mexico		4		6			8		11
Sempra Renewables		―		1			―		2
Sempra Natural Gas		10		23			22		44
All other		74		65			146		128
Intercompany eliminations		(29)		(35)			(53)		(67)
Total		$142		$139			$285		$273
INTEREST INCOME
SoCalGas	$	―		$3		$	―		$3
Sempra South American Utilities		5		5			10		9
Sempra Mexico		1		2			3		4
Sempra Renewables		―		1			1		1
Sempra Natural Gas		17		25			33		44
Intercompany eliminations		(17)		(26)			(35)		(44)
Total		$6		$10			$12		$17
DEPRECIATION AND AMORTIZATION
SDG&E		$158	50%	$149	48%		$317	49%	$294	48%
SoCalGas		112	36	113	37		234	36	226	37
Sempra South American Utilities		14	4	12	4		27	4	25	4
Sempra Mexico		15	5	17	6		32	5	34	6
Sempra Renewables		2	1	1	―		3	1	3	―
Sempra Natural Gas		12	4	12	4		25	4	24	4
All other		1	―	3	1		4	1	4	1
Total		$314	100%	$307	100%		$642	100%	$610	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E		$48		$54			$120		$142
SoCalGas		(29)		16			58		111
Sempra South American Utilities		15		18			29		34
Sempra Mexico		(12)		5			29		13
Sempra Renewables		(9)		(11)			(21)		(28)
Sempra Natural Gas		(99)		27			(124)		29
All other		(20)		(11)			(55)		(40)
Total		$(106)		$98			$36		$261

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Renewables		$11		$10	$18		$12
Sempra Natural Gas		3		17	(26)		34
Total		$14		$27	$(8)		$46
Earnings (losses) recorded net of tax:
Sempra South American Utilities	$	―	$	―	$2		$(1)
Sempra Mexico		33		22	48		38
Total		$33		$22	$50		$37
EARNINGS (LOSSES)
SDG&E		$100		$126	$229		$273
SoCalGas(2)		(1)		70	194		284
Sempra South American Utilities		43		45	81		86
Sempra Mexico		57		50	74		97
Sempra Renewables		12		19	25		32
Sempra Natural Gas		(149)		40	(185)		42
All other		(46)		(55)	(83)		(82)
Total		$16		$295	$335		$732
					Six months ended June 30,
					2016		2015
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E					$602	30%	$600	41%
SoCalGas					650	32	603	41
Sempra South American Utilities					82	4	66	5
Sempra Mexico					140	7	120	8
Sempra Renewables					457	23	22	1
Sempra Natural Gas					68	3	28	2
All other					7	1	27	2
Total					$2,006	100%	$1,466	100%
					June 30, 2016		December 31, 2015
ASSETS
SDG&E					$17,039	40%	$16,515	40%
SoCalGas					13,086	30	12,104	29
Sempra South American Utilities					3,486	8	3,235	8
Sempra Mexico					3,925	9	3,783	9
Sempra Renewables					1,838	4	1,441	4
Sempra Natural Gas					5,396	13	5,566	13
All other					803	2	734	2
Intersegment receivables					(2,698)	(6)	(2,228)	(5)
Total					$42,875	100%	$41,150	100%
EQUITY METHOD AND OTHER INVESTMENTS
Sempra South American Utilities					$(1)		$(4)
Sempra Mexico					548		519
Sempra Renewables					827		855
Sempra Natural Gas					818		1,460
All other					75		75
Total					$2,267		$2,905
(1)
Revenues for reportable segments include intersegment revenues of a negligible amount, $18 million, $27 million and $36 million for the three months ended June 30, 2016; $3 million, $35 million, $54 million and $66 million for the six months ended June 30, 2016; $3 million, $17 million, $24 million and $46 million for the three months ended June 30, 2015; and $5 million, $36 million, $49 million and $89 million for the six months ended June 30, 2015 for SDG&E, SoCalGas, Sempra Mexico and Sempra Natural Gas, respectively.

(2)						After preferred dividends.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and the Consolidated Financial Statements and the Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in our 2015 Annual Report on Form 10-K (Annual Report).

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
References to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by its context. All references to "Sempra International" and "Sempra U.S. Gas & Power," and to their respective principal segments, are not intended to refer to any legal entity with the same or similar name.
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:
▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and variable interest entities (VIEs),
▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE, and
▪	the Condensed Financial Statements and related Notes of SoCalGas.
 Below are summary descriptions of our operating units and their reportable segments.

SEMPRA ENERGY OPERATING UNITS AND REPORTABLE SEGMENTS

CALIFORNIA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪ Provides electricity to a population of 3.6 million (1.4 million meters) ▪ Provides natural gas to a population of 3.3 million (0.9 million meters)	Serves the county of San Diego, California and an adjacent portion of southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 21.6 million (5.9 million meters)	Southern California and portions of central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra International or Sempra U.S. Gas & Power operating units described below.

SEMPRA INTERNATIONAL
	MARKET	GEOGRAPHIC REGION
SEMPRA SOUTH AMERICAN UTILITIES Develops, owns and operates, or holds interests in electric transmission, distribution and generation infrastructure	▪ Provides electricity to a population of approximately 2 million (approximately 672,000 meters) in Chile and approximately 4.9 million consumers (approximately 1,053,000 meters) in Peru	▪ Chile ▪ Peru
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
SEMPRA NATURAL GAS
Develops, owns and operates, or holds interests in:
▪ natural gas midstream and LNG
▫ natural gas pipelines and storage facilities
▫ a terminal in the U.S. for the import and export of LNG and sale of natural gas
▫ marketing operations
▪ natural gas distribution utilities (held for sale at June 30, 2016)

	▪ Natural gas ▪ Liquefied natural gas	▪ U.S.A.

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:
▪	Overall results of our operations and factors affecting those results
▪	Our segment results
▪	Significant changes in revenues, costs and earnings between periods
SEMPRA ENERGY CONSOLIDATED OVERALL RESULTS
Our earnings decreased by $279 million to $16 million in the three months ended June 30, 2016, while diluted earnings per share decreased by $1.11 per share to $0.06 per share. For the six months ended June 30, 2016, our earnings decreased by $397 million (54%) to $335 million, while diluted earnings per share decreased by $1.58 per share (54%) to $1.33 per share.
The net decreases in our earnings and diluted earnings per share for the three-month period were primarily due to the following (decreases) increases, by segment:
SDG&E
▪
$(31) million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the California Public Utilities Commission's (CPUC) final decision in the 2016 General Rate Case (2016 GRC FD), which we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein

▪	$9 million favorable impact from the retroactive application of the 2016 GRC FD for the first quarter of 2016
SoCalGas
▪	$(49) million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD
▪
$(13) million impairment of assets related to the Southern Gas System Reliability Project (also referred to as the North-South Pipeline), as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein

▪	$(13) million of earnings in 2015 from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 and the first quarter of 2015 due to increased rate base
▪
$(9) million charge associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD, as we discuss in Notes 5 and 10 of the Notes to Condensed Consolidated Financial Statements herein

▪	$12 million favorable impact from the retroactive application of the 2016 GRC FD for the first quarter of 2016
Sempra Natural Gas
▪	$(123) million loss on permanent release of pipeline capacity, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements herein
▪	$(36) million gain in 2015 on the sale of the remaining 625-megawatt (MW) block of the Mesquite Power plant
▪	$(24) million lower results primarily from midstream activities, including $3 million lower results from LNG marketing operations, mainly driven by changes in natural gas prices
▪	$(8) million lower equity earnings resulting from the sale of Sempra Natural Gas' interest in Rockies Express Pipeline, LLC (Rockies Express)
The net decreases in our earnings and diluted earnings per share for the six-month period ended June 30, 2016 were primarily due to the following (decreases) increases, by segment:
SDG&E
▪	$(31) million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD
▪
$(13) million decrease due to the plant closure adjustment recorded in the first quarter of 2015 based on the CPUC approval of a compliance filing related to SDG&E's authorized recovery of its investment in the San Onofre Nuclear Generating Station (SONGS), as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein

SoCalGas
▪	$(49) million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD
▪	$(13) million impairment of assets related to the Southern Gas System Reliability Project
▪	$(11) million of earnings in 2015 from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 due to increased rate base
▪	$(9) million charge associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD
▪	$(8) million after-tax gas cost incentive mechanism (GCIM) award approved by the CPUC in the first quarter of 2015 for the 12-month period ending March 31, 2014
▪
$(6) million primarily due to the utilization of the forecasted annual effective tax rate method for recording flow-through and permanent income tax items proportionately over the year, and lower pretax income in 2016 compared to 2015

▪	$10 million higher earnings associated with the Pipeline Safety Enhancement Plan (PSEP) and advanced metering assets
Sempra South American Utilities
▪	$(8) million lower earnings from foreign currency translation and inflation effects
Sempra Mexico
▪
$(26) million deferred tax expense on our investment in the Termoeléctrica de Mexicali (TdM) natural gas-fired power plant as a result of management's decision to hold the asset for sale, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein

Sempra Natural Gas
▪	$(123) million loss on permanent release of pipeline capacity
▪	$(39) million lower results primarily from midstream activities, including $6 million lower results for LNG marketing operations, mainly driven by changes in natural gas prices
▪	$(36) million gain in 2015 on the sale of the remaining 625-MW block of the Mesquite Power plant
▪	$(27) million impairment charge in the first quarter of 2016 related to Sempra Natural Gas' investment in Rockies Express
Parent and Other
▪	$(15) million higher net interest expense in 2016, primarily due to debt offerings in 2015
ADJUSTED EARNINGS AND ADJUSTED EARNINGS PER SHARE

We prepare the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). However, for Sempra Energy Consolidated, management may use earnings and earnings per share excluding certain items (adjusted earnings and adjusted earnings per share) internally for financial planning, for analysis of performance and for reporting of results to the Board of Directors. Adjusted earnings and adjusted earnings per share are non-GAAP financial measures. We may also use adjusted earnings and adjusted earnings per share when communicating our financial results and earnings outlook to analysts and investors. Because of the significance and/or nature of the excluded items, management believes that these non-GAAP financial measures provide a more meaningful comparison of the performance of Sempra Energy's business operations to prior and future periods.
Non-GAAP financial measures are supplementary information that should be considered in addition to, but not as a substitute for, the information prepared in accordance with GAAP. The table below reconciles for historical periods adjusted earnings and adjusted earnings per share to Sempra Energy Earnings and Diluted Earnings Per Common Share, which we consider to be the most directly comparable financial measures calculated in accordance with GAAP.

SEMPRA ENERGY ADJUSTED EARNINGS AND ADJUSTED EARNINGS PER SHARE
(Dollars in millions, except per share amounts)
	Pretax amount	Income tax (benefit) expense(1)	After-tax amount	Diluted EPS
	Three months ended June 30, 2016
Sempra Energy GAAP Earnings			$16	$0.06
Excluded items:
Permanent release of pipeline capacity	$206	$(83)	123	0.49
SDG&E tax repairs adjustments related to 2016 GRC FD	52	(21)	31	0.12
SoCalGas tax repairs adjustments related to 2016 GRC FD	83	(34)	49	0.20
SDG&E retroactive impact of 2016 GRC FD for first-quarter 2016	(15)	6	(9)	(0.04)
SoCalGas retroactive impact of 2016 GRC FD for first-quarter 2016	(20)	8	(12)	(0.05)
Deferred income tax expense associated with TdM	―	2	2	0.01
Sempra Energy Adjusted Earnings			$200	$0.79
Weighted-average number of shares outstanding, diluted (thousands)				251,938

	Three months ended June 30, 2015
Sempra Energy GAAP Earnings			$295	$1.17
Excluded items:
Gain on sale of Mesquite Power block 2	$(61)	$25	(36)	(0.14)
Sempra Energy Adjusted Earnings			$259	$1.03
Weighted-average number of shares outstanding, diluted (thousands)				251,491

	Six months ended June 30, 2016
Sempra Energy GAAP Earnings			$335	$1.33
Excluded items:
Permanent release of pipeline capacity	$206	$(83)	123	0.49
SDG&E tax repairs adjustments related to 2016 GRC FD	52	(21)	31	0.12
SoCalGas tax repairs adjustments related to 2016 GRC FD	83	(34)	49	0.20
Impairment of investment in Rockies Express	44	(17)	27	0.11
Deferred income tax expense associated with TdM	―	26	26	0.10
Sempra Energy Adjusted Earnings			$591	$2.35
Weighted-average number of shares outstanding, diluted (thousands)				251,686

	Six months ended June 30, 2015
Sempra Energy GAAP Earnings			$732	$2.91
Excluded items:
Gain on sale of Mesquite Power block 2	$(61)	$25	(36)	(0.14)
SONGS plant closure adjustment	(21)	8	(13)	(0.05)
Sempra Energy Adjusted Earnings			$683	$2.72
Weighted-average number of shares outstanding, diluted (thousands)				251,264
(1)	Income taxes were calculated based on applicable statutory tax rates, except for adjustments that are solely income tax.

SEGMENT RESULTS

The following section presents earnings (losses) by Sempra Energy segment, as well as Parent and other, and the related discussion of the changes in segment earnings (losses). Variance amounts are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted.

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
California Utilities:
SDG&E	$100	$126	$229	$273
SoCalGas(1)	(1)	70	194	284
Sempra International:
Sempra South American Utilities	43	45	81	86
Sempra Mexico	57	50	74	97
Sempra U.S. Gas & Power:
Sempra Renewables	12	19	25	32
Sempra Natural Gas	(149)	40	(185)	42
Parent and other(2)	(46)	(55)	(83)	(82)
Earnings	$16	$295	$335	$732
(1)	After preferred dividends.
(2)
Includes after-tax interest expense ($44 million and $39 million for the three months ended June 30, 2016 and 2015, respectively, and $87 million and $77 million for the six months ended June 30, 2016 and 2015, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

EARNINGS (LOSSES) BY SEGMENT – CALIFORNIA UTILITIES
(Dollars in millions)

The California Utilities recorded revenues in the first quarter of 2016 based on levels authorized for 2015 under the 2012 GRC, because a final decision in the 2016 GRC was not issued by March 31, 2016. The 2016 GRC FD, which was issued in June 2016, is effective retroactive to January 1, 2016, and the California Utilities have recorded the retroactive impacts in the second quarter of 2016.
SDG&E
Our SDG&E segment recorded earnings of:
▪	$100 million in the three months ended June 30, 2016
▪	$126 million in the three months ended June 30, 2015
▪	$229 million for the first six months of 2016
▪	$273 million for the first six months of 2015
The decrease in earnings of $26 million (21%) in the three months ended June 30, 2016 was primarily due to:
▪
$31 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($22 million related to 2015 benefits and $9 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals); and

▪	$10 million favorable impact in 2015 related to the resolution of prior years' income tax items; offset by
▪	$9 million favorable impact from the retroactive application of the 2016 GRC FD for the first quarter of 2016;
▪	$3 million lower net interest expense; and
▪	$3 million increase in allowance for funds used during construction (AFUDC) related to equity.
The decrease in earnings of $44 million (16%) in the first six months of 2016 was primarily due to:
▪
$31 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($22 million related to 2015 benefits and $9 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals);

▪
$13 million decrease due to the plant closure adjustment recorded in the first quarter of 2015 based on the CPUC approval of a compliance filing related to SDG&E's authorized recovery of its investment in SONGS;

▪	$10 million favorable impact in 2015 related to the resolution of prior years' income tax items; and
▪	$5 million higher non-refundable operating costs, including depreciation, partially offset by higher CPUC base operating margin; offset by
▪	$6 million lower net interest expense;
▪	$6 million increase in AFUDC related to equity; and
▪	$4 million lower generation major maintenance costs.
SoCalGas
Our SoCalGas segment recorded (losses) earnings of:
▪	$(1) million in the three months ended June 30, 2016 ($0 before preferred dividends)
▪	$70 million in the three months ended June 30, 2015 ($71 million before preferred dividends)
▪	$194 million for the first six months of 2016 ($195 million before preferred dividends)
▪	$284 million for the first six months of 2015 ($285 million before preferred dividends)
The change of $71 million in the three months ended June 30, 2016 was primarily due to:
▪
$49 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($43 million related to 2015 benefits and $6 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals);

▪	$13 million impairment of assets related to the Southern Gas System Reliability project;
▪
$13 million of earnings in 2015 from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 and the first quarter of 2015 due to increased rate base, as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report;

▪	$9 million charge associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD;
▪	$6 million from the favorable resolution of a legal settlement in 2015, including $2 million of related interest income;
▪
$3 million primarily due to the utilization of the forecasted annual effective tax rate method for recording flow-through and permanent income tax items proportionately over the year, and lower pretax income in 2016 compared to 2015, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$3 million favorable impact in 2015 related to the resolution of prior years' income tax items; offset by
▪	$12 million favorable impact from the retroactive application of the 2016 GRC FD for the first quarter of 2016;
▪
$5 million higher earnings associated with the PSEP and advanced metering assets. We discuss the PSEP in Note 10 of the Notes to Condensed Consolidated Financial Statements herein and below in "Factors Influencing Future Performance – California Utilities."; and

▪	$5 million higher CPUC base operating margin authorized for 2016, and lower non-refundable operating costs.
The decrease in earnings of $90 million (32%) in the first six months of 2016 was primarily due to:
▪
$49 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($43 million related to 2015 benefits and $6 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals);

▪	$13 million impairment of assets related to the Southern Gas System Reliability project;
▪	$11 million of earnings in 2015 from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 due to increased rate base;
▪	$9 million charge associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD;
▪
$8 million after-tax GCIM award approved by the CPUC in February 2015 for the 12-month period ending March 31, 2014. We include incentive awards in earnings when we receive any required CPUC approval of the award, which may cause timing differences in earnings. In December 2015, SoCalGas received approval of a $4 million after-tax GCIM award for the 12-month period ending March 31, 2015;

▪
$6 million primarily due to the utilization of the forecasted annual effective tax rate method for recording flow-through and permanent income tax items proportionately over the year, and lower pretax income in 2016 compared to 2015, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein;

▪	$6 million from the favorable resolution of a legal settlement in 2015, including $2 million of related interest income; and
▪	$3 million favorable impact in 2015 related to the resolution of prior years' income tax items; offset by
▪	$10 million higher earnings associated with the PSEP and advanced metering assets; and
▪	$6 million higher CPUC base operating margin authorized for 2016, partially offset by higher non-refundable operating costs.

EARNINGS BY SEGMENT – SEMPRA INTERNATIONAL
(Dollars in millions)

Because our operations in South America use their local currency as their functional currency, revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra Energy Consolidated's results of operations. The year-to-year variances discussed below are as adjusted for the difference in foreign currency translation rates between periods. We discuss these and other foreign currency effects below in "Impact of Foreign Currency and Inflation Rates on Results of Operations."
Earnings variances below for both Sempra South American Utilities and Sempra Mexico exclude amounts attributable to noncontrolling interests.
Sempra South American Utilities
Our Sempra South American Utilities segment recorded earnings of:
▪	$43 million in the three months ended June 30, 2016
▪	$45 million in the three months ended June 30, 2015
▪	$81 million for the first six months of 2016
▪	$86 million for the first six months of 2015
The decrease in earnings of $2 million (4%) in the three months ended June 30, 2016 was primarily due to:
▪	$4 million lower earnings from foreign currency translation and inflation effects; and
▪	$2 million lower capitalized interest due to completion of construction of the Santa Teresa hydroelectric power plant in 2015; offset by
▪	$4 million higher earnings from operations mainly due to the start of operations of the Santa Teresa hydroelectric power plant in September 2015.
The decrease in earnings of $5 million (6%) in the first six months of 2016 was primarily due to:
▪	$8 million lower earnings from foreign currency translation and inflation effects; and
▪	$4 million lower capitalized interest due to completion of construction of the Santa Teresa hydroelectric power plant in 2015; offset by
▪	$7 million higher earnings from operations mainly due to the start of operations of the Santa Teresa hydroelectric power plant in September 2015.
Sempra Mexico
Our Sempra Mexico segment recorded earnings of:
▪	$57 million in the three months ended June 30, 2016
▪	$50 million in the three months ended June 30, 2015
▪	$74 million for the first six months of 2016
▪	$97 million for the first six months of 2015
The increase in earnings of $7 million (14%) in the three months ended June 30, 2016 was primarily due to:
▪
$10 million higher benefit due primarily to positive effects from foreign currency and inflation, including amounts in equity earnings from our joint ventures. We discuss these effects below in "Impact of Foreign Currency and Inflation Rates on Results of Operations;" offset by

▪	$4 million lower AFUDC related to equity primarily due to completion of the first segment of the Sonora pipeline in 2015.
The decrease in earnings of $23 million (24%) in the first six months of 2016 was primarily due to:
▪
$26 million deferred tax expense on our investment in the TdM natural gas-fired power plant as a result of management's decision to hold the asset for sale, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$7 million lower AFUDC related to equity primarily due to completion of the first segment of the Sonora pipeline in 2015; offset by
▪	$6 million higher benefit due primarily to positive effects from foreign currency and inflation, including amounts in equity earnings from our joint ventures.

EARNINGS (LOSSES) BY SEGMENT – SEMPRA U.S. GAS & POWER
(Dollars in millions)

Sempra Renewables
Our Sempra Renewables segment recorded earnings of:
▪	$12 million in the three months ended June 30, 2016
▪	$19 million in the three months ended June 30, 2015
▪	$25 million for the first six months of 2016
▪	$32 million for the first six months of 2015
The decreases in earnings in both the three months and six months ended June 30, 2016 were primarily due to lower solar investment tax credits from projects placed in service in 2015.
Sempra Natural Gas
Our Sempra Natural Gas segment recorded (losses) earnings of:
▪	$(149) million in the three months ended June 30, 2016
▪	$40 million in the three months ended June 30, 2015
▪	$(185) million for the first six months of 2016
▪	$42 million for the first six months of 2015
The change in the three months ended June 30, 2016 was primarily due to:
▪	$123 million loss on permanent release of pipeline capacity;
▪	$36 million gain in 2015 on the sale of the remaining 625-MW block of the Mesquite Power plant, net of related expenses;
▪	$24 million lower results primarily from midstream activities, including $3 million lower results from LNG marketing operations, mainly driven by changes in natural gas prices; and
▪	$8 million lower equity earnings resulting from the sale of its investment in Rockies Express.
The change in the first six months of 2016 was primarily due to:
▪	$123 million loss on permanent release of pipeline capacity;
▪	$39 million lower results primarily from midstream activities, including $6 million lower results from LNG marketing operations, mainly driven by changes in natural gas prices;
▪	$36 million gain in 2015 on the sale of the remaining 625-MW block of the Mesquite Power plant, net of related expenses;
▪
$27 million impairment charge in the first quarter of 2016 related to the investment in Rockies Express, which we discuss further in Notes 3 and 8 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$6 million lower equity earnings resulting from the sale of its investment in Rockies Express.
Parent and Other
Losses for Parent and Other were
▪	$46 million in the three months ended June 30, 2016
▪	$55 million in the three months ended June 30, 2015
▪	$83 million for the first six months of 2016
▪	$82 million for the first six months of 2015
The decrease in losses of $9 million (16%) in the three months ended June 30, 2016 was primarily due to:
▪	$8 million lower U.S. income tax expense in 2016 as a result of lower planned repatriation of current year earnings from certain non-U.S. subsidiaries; and
▪
$6 million increase in investment gains in 2016 on dedicated assets in support of our executive retirement and deferred compensation plans, net of the increase in deferred compensation liability associated with the investments; offset by

▪	$5 million higher net interest expense in 2016, primarily due to debt offerings in the fourth quarter of 2015.

The increase in losses of $1 million (1%) in the first six months of 2016 was primarily due to:
▪	$15 million higher net interest expense in 2016, primarily due to debt offerings in 2015; offset by
▪	$15 million lower U.S. income tax expense in 2016 as a result of lower planned repatriation of current year earnings from certain non-U.S. subsidiaries.
CHANGES IN REVENUES, COSTS AND EARNINGS
This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.
Utilities Revenues
Our utilities revenues include
Natural gas revenues at:
▪	SDG&E
▪	SoCalGas
▪	Sempra Mexico's Ecogas México, S. de R.L. de C.V. (Ecogas)
▪	Sempra Natural Gas' Mobile Gas Service Corporation (Mobile Gas) and Willmut Gas Company (Willmut Gas)
Electric revenues at:
▪	SDG&E
▪	Sempra South American Utilities' Chilquinta Energía S.A. (Chilquinta Energía) and Luz del Sur S.A.A. (Luz del Sur)
Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.
The California Utilities
The current regulatory framework for SoCalGas and SDG&E permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed through to customers in rates substantially as incurred. However, SoCalGas' GCIM provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.
The regulatory framework also permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered in subsequent periods through rates.

The table below summarizes revenues and cost of sales for our utilities, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Electric revenues:
SDG&E	$897	$874	$1,740	$1,679
Sempra South American Utilities	365	363	743	726
Eliminations and adjustments	(1)	(2)	(3)	(4)
Total	1,261	1,235	2,480	2,401
Natural gas revenues:
SoCalGas	617	780	1,650	1,828
SDG&E	95	98	243	259
Sempra Mexico	20	19	42	44
Sempra Natural Gas	18	18	56	60
Eliminations and adjustments	(17)	(17)	(35)	(37)
Total	733	898	1,956	2,154
Total utilities revenues	$1,994	$2,133	$4,436	$4,555
Cost of electric fuel and purchased power:
SDG&E	$314	$251	$562	$479
Sempra South American Utilities	247	247	514	500
Total	$561	$498	$1,076	$979
Cost of natural gas:
SoCalGas	$147	$196	$400	$463
SDG&E	25	31	64	85
Sempra Mexico	11	11	23	26
Sempra Natural Gas	4	5	15	20
Eliminations and adjustments	(4)	(4)	(8)	(9)
Total	$183	$239	$494	$585

Sempra Energy Consolidated
Electric Revenues
During the three months ended June 30, 2016, our electric revenues increased by $26 million (2%) to $1.3 billion primarily due to:
▪	$23 million increase at SDG&E, which included
□	$63 million higher cost of electric fuel and purchased power, which we discuss below,
□	$14 million favorable impact from the retroactive application of the 2016 GRC FD for the first quarter of 2016,
□	$13 million higher authorized revenue in the 2016 GRC FD, and
□	$7 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses, offset by
□
$52 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($37 million related to 2015 benefits and $15 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals), and

□	$6 million lower authorized revenues from electric transmission; and
▪	$2 million increase at Sempra South American Utilities, which included
□	$32 million due to higher rates at Luz del Sur and Chilquinta Energía, offset by
□	$24 million due to foreign currency exchange rate effects, and
□	$4 million lower volumes at Luz del Sur, net of the effects of higher revenues from the Santa Teresa hydroelectric power plant, which began commercial operations in September 2015.
Our utilities' cost of electric fuel and purchased power increased by $63 million (13%) to $561 million in the three months ended June 30, 2016 due to the increase at SDG&E, which we discuss below.
During the six months ended June 30, 2016, our electric revenues increased by $79 million (3%) to $2.5 billion primarily due to:
▪	$61 million increase at SDG&E, which included
□	$83 million higher cost of electric fuel and purchased power, which we discuss below,
□	$27 million higher authorized revenue in the 2016 GRC FD, and
□	$25 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses, offset by
□
$52 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($37 million related to 2015 benefits and $15 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals); and

▪	$17 million increase at Sempra South American Utilities, which included
□	$85 million due to higher rates at Luz del Sur and Chilquinta Energía, offset by
□	$64 million due to foreign currency exchange rate effects, and
□	$4 million lower volumes at Luz del Sur, net of the effects of higher revenues from the Santa Teresa hydroelectric power plant, which began commercial operations in September 2015.
Our utilities' cost of electric fuel and purchased power increased by $97 million (10%) to $1.1 billion in the six months ended June 30, 2016 due to:
▪	$83 million increase at SDG&E, which we discuss below; and
▪
$14 million increase at Sempra South American Utilities driven primarily by higher prices at both Luz del Sur and Chilquinta Energía, offset by foreign currency exchange rate effects, and lower volumes at Luz del Sur.

We discuss the changes in electric revenues and the cost of electric fuel and purchased power for SDG&E in more detail below.
Natural Gas Revenues
During the three months ended June 30, 2016, Sempra Energy's natural gas revenues decreased by $165 million (18%) to $733 million, and the cost of natural gas decreased by $56 million (23%) to $183 million. The decrease in natural gas revenues included
▪	decreases in cost of natural gas sold at SoCalGas and SDG&E, as we discuss below;
▪
$83 million of charges at SoCalGas associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($72 million related to 2015 benefits and $11 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals);

▪	$24 million lower recovery of costs at SoCalGas associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;
▪
$21 million increase in 2015 at SoCalGas from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 and the first quarter of 2015 due to increased rate base; and

▪	$15 million charge at SoCalGas associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD; offset by
▪	$14 million favorable impact at SoCalGas from the retroactive application of the 2016 GRC FD for the first quarter of 2016;
▪	$11 million higher authorized revenue at SoCalGas in the 2016 GRC FD; and
▪	$14 million higher revenues at SoCalGas primarily associated with the PSEP and advanced metering assets.
In the first six months of 2016, Sempra Energy's natural gas revenues decreased by $198 million (9%) to $2.0 billion, and the cost of natural gas decreased by $91 million (16%) to $494 million. The decrease in natural gas revenues included
▪	decreases in cost of natural gas sold at SoCalGas and SDG&E, as we discuss below;
▪
$83 million of charges at SoCalGas associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($72 million related to 2015 benefits and $11 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals);

▪	$29 million lower recovery of costs at SoCalGas associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;
▪	$19 million increase in 2015 at SoCalGas from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 due to increased rate base;
▪	$15 million charge at SoCalGas associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD; and
▪
$14 million GCIM award approved by the CPUC in February 2015 at SoCalGas. We include incentive awards in earnings when we receive any required CPUC approval of the award, which may cause timing differences in earnings. In December 2015, SoCalGas received approval of a $7 million pretax GCIM award for the 12-month period ending March 31, 2015; offset by

▪	$26 million higher revenues at SoCalGas primarily associated with the PSEP and advanced metering assets; and
▪	$25 million higher authorized revenue at SoCalGas in the 2016 GRC FD.
 We discuss the changes in natural gas revenues and the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for SDG&E for the six months ended June 30, 2016 and 2015. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in cost, electric revenues recorded during a period are impacted by customer billing cycles causing a difference between customer billings and recorded or authorized costs. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Six months ended June 30, 2016		Six months ended June 30, 2015
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	3,111	$603	3,227	$610
Commercial	3,130	586	3,223	656
Industrial	1,007	156	985	162
Direct access	1,606	99	1,696	106
Street and highway lighting	37	7	41	8
	8,891	1,451	9,172	1,542
CAISO shared transmission revenue - net(1)		119		126
Other revenues		96		101
Balancing accounts		74		(90)
Total(2)		$1,740		$1,679
(1)		California Independent System Operator (CAISO).
(2)		Includes sales to affiliates of $3 million in 2016 and $4 million in 2015.

For the three months ended June 30, 2016, SDG&E's electric revenues increased by $23 million (3%) to $897 million. The change was primarily due to:
▪	$63 million increase in cost of electric fuel and purchased power, including:
□	an increase from the incremental purchase of renewable energy at higher prices, offset by
□	a decrease in the cost of purchased power due to declining natural gas prices, and
□	a decrease in consumption due to energy efficiency initiatives, including rooftop solar installations;
▪	$14 million favorable impact from the retroactive application of the 2016 GRC FD for the first quarter of 2016;
▪	$13 million higher authorized revenue in the 2016 GRC FD; and
▪	$7 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; offset by
▪
$52 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($37 million related to 2015 benefits and $15 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals); and

▪	$6 million lower authorized revenues from electric transmission.
In the first six months of 2016, SDG&E's electric revenues increased by $61 million (4%), remaining at $1.7 billion primarily due to:
▪	$83 million increase in cost of electric fuel and purchased power, including:
□	an increase from the incremental purchase of renewable energy at higher prices, offset by
□	a decrease in the cost of purchased power due to declining natural gas prices, and
□	a decrease in consumption due to energy efficiency initiatives, including rooftop solar installations;
▪	$27 million higher authorized revenue in the 2016 GRC FD; and
▪	$25 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; offset by
▪
$52 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($37 million related to 2015 benefits and $15 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals).

SDG&E and SoCalGas: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for SDG&E and SoCalGas for the six months ended June 30, 2016 and 2015. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized costs. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural gas sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Six months ended June 30, 2016:
Residential	16	$191	―	$1	16	$192
Commercial and industrial	8	54	5	11	13	65
Electric generation plants	―	―	9	1	9	1
	24	$245	14	$13	38	258
Other revenues						20
Balancing accounts						(35)
Total(1)						$243
Six months ended June 30, 2015:
Residential	14	$175	―	$2	14	$177
Commercial and industrial	8	53	4	7	12	60
Electric generation plants	―	―	11	―	11	―
	22	$228	15	$9	37	237
Other revenues						21
Balancing accounts						1
Total(1)						$259
(1)		Includes sales to affiliates of a negligible amount in 2016 and $1 million in 2015.

During the three months ended June 30, 2016, SDG&E's natural gas revenues decreased by $3 million (3%) to $95 million primarily due to lower cost of natural gas sold.
SDG&E's average cost of natural gas for the three months ended June 30, 2016 was $2.75 per thousand cubic feet (Mcf) compared to $3.56 per Mcf for the corresponding period in 2015, a 23-percent decrease of $0.81 per Mcf, resulting in lower revenues and cost of $8 million.
During the six months ended June 30, 2016, SDG&E's natural gas revenues decreased by $16 million (6%) to $243 million, and the cost of natural gas sold decreased by $21 million (25%) to $64 million. The decrease in revenues was primarily due to lower cost of natural gas sold, offset by higher demand.
SDG&E's average cost of natural gas for the six months ended June 30, 2016 was $2.70 per Mcf compared to $3.91 per Mcf for the corresponding period in 2015, a 31-percent decrease of $1.21 per Mcf, resulting in lower revenues and cost of $29 million. The decrease in the cost of natural gas sold was offset by higher sales volumes from a cooler winter in 2016 compared to the same period in 2015, which resulted in higher revenues and cost of $8 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural gas sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Six months ended June 30, 2016:
Residential	113	$1,117	1	$7	114	$1,124
Commercial and industrial	49	328	144	133	193	461
Electric generation plants	―	―	69	14	69	14
Wholesale	―	―	64	11	64	11
	162	$1,445	278	$165	440	1,610
Other revenues						87
Balancing accounts						(47)
Total(1)						$1,650
Six months ended June 30, 2015:
Residential	102	$1,036	2	$10	104	$1,046
Commercial and industrial	48	324	141	126	189	450
Electric generation plants	―	―	69	16	69	16
Wholesale	―	―	73	13	73	13
	150	$1,360	285	$165	435	1,525
Other revenues						90
Balancing accounts						213
Total(1)						$1,828
(1)		Includes sales to affiliates of $35 million in 2016 and $36 million in 2015.

During the three months ended June 30, 2016, SoCalGas' natural gas revenues decreased by $163 million (21%) to $617 million, and the cost of natural gas sold decreased by $49 million (25%) to $147 million. The revenue decrease included
▪	the decrease in the cost of natural gas sold, and lower demand, as we discuss below;
▪
$83 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($72 million related to 2015 benefits and $11 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals);

▪	$24 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;
▪	$21 million increase in 2015 from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 and the first quarter of 2015 due to increased rate base; and
▪	$15 million charge associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD; offset by
▪	$14 million favorable impact from the retroactive application of the 2016 GRC FD for the first quarter of 2016;
▪	$11 million higher authorized revenue in the 2016 GRC FD; and
▪	$14 million higher revenues primarily associated with the PSEP and advanced metering assets.
SoCalGas' average cost of natural gas for the three months ended June 30, 2016 was $2.37 per Mcf compared to $3.08 per Mcf for the corresponding period in 2015, a 23-percent decrease of $0.71 per Mcf, resulting in lower revenues and cost of $44 million. The decrease in the cost of natural gas sold was also due to slightly lower sales volumes, which resulted in lower revenues and cost of $5 million.
During the six months ended June 30, 2016, SoCalGas' natural gas revenues decreased by $178 million (10%) to $1.7 billion, and the cost of natural gas sold decreased by $63 million (14%) to $400 million. The revenue decrease included
▪	the decrease in the cost of natural gas sold, offset by higher demand, as we discuss below;
▪
$83 million of charges associated with prior years' income tax benefits generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD ($72 million related to 2015 benefits and $11 million related to the true-up of 2012-2014 estimated benefits used in the 2016 GRC FD to actuals);

▪	$29 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses;
▪	$19 million increase in 2015 from a CPUC-approved retroactive increase in authorized GRC revenue requirement for years 2012 through 2014 due to increased rate base;
▪	$15 million charge associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD; and
▪	$14 million GCIM award approved by the CPUC in February 2015; offset by
▪	$26 million higher revenues primarily associated with the PSEP and advanced metering assets; and
▪	$25 million higher authorized revenue in the 2016 GRC FD.
For the first six months of 2016, SoCalGas' average cost of natural gas was $2.49 per Mcf compared to $3.09 per Mcf for the corresponding period in 2015, a 19-percent decrease of $0.60 per Mcf, resulting in lower revenues and cost of $96 million. The decrease in the cost of natural gas sold was offset by higher sales volumes from a cooler winter in 2016 compared to the same period in 2015, which resulted in higher revenues and cost of $33 million.
Other Utilities: Revenues and Cost of Sales
Revenues generated by Chilquinta Energía and Luz del Sur are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. The bases for the tariffs do not meet the requirements necessary for regulatory accounting treatment under applicable U.S. GAAP. We discuss revenue recognition further for Chilquinta Energía and Luz del Sur in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Operations of Mobile Gas, Willmut Gas and Ecogas qualify for regulatory accounting treatment under applicable U.S. GAAP, similar to the California Utilities.

The table below summarizes natural gas and electric revenue for our utilities outside of California for the six months ended June 30, 2016 and 2015:

OTHER UTILITIES
NATURAL GAS AND ELECTRIC REVENUES
(Dollars in millions)
	Six months ended June 30, 2016		Six months ended June 30, 2015
	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Sempra Mexico – Ecogas	15	$42	13	$44
Sempra Natural Gas:
Mobile Gas (including transportation)	24	47	24	49
Willmut Gas	2	9	2	11
Total	41	$98	39	$104

Electric Sales (million kilowatt hours):
Sempra South American Utilities:
Luz del Sur	3,836	$464	3,841	$440
Chilquinta Energía	1,481	258	1,496	266
	5,317	722	5,337	706
Other service revenues		21		20
Total		$743		$726

We discuss changes in electric sales and volumes for Sempra South American Utilities under "Sempra Energy Consolidated – Electric Revenues" above.

Energy-Related Businesses: Revenues and Cost of Sales

The table below shows revenues and cost of sales for our energy-related businesses:

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUES
Sempra South American Utilities	$20	$26	$42	$52
Sempra Mexico	127	133	243	271
Sempra Renewables	6	10	13	18
Sempra Natural Gas	72	137	164	292
Intersegment revenues, eliminations and adjustments(1)	(63)	(72)	(120)	(139)
Total revenues	$162	$234	$342	$494
COST OF SALES (2)
Cost of natural gas, electric fuel and purchased power:
Sempra South American Utilities	$4	$7	$8	$16
Sempra Mexico	40	45	75	96
Sempra Natural Gas	77	87	151	192
Eliminations and adjustments(1)	(59)	(66)	(116)	(133)
Total	$62	$73	$118	$171
Other cost of sales:
Sempra South American Utilities	$14	$18	$29	$29
Sempra Mexico	3	4	5	9
Sempra Natural Gas	211	23	231	43
Eliminations and adjustments(1)	(2)	(3)	(4)	(4)
Total	$226	$42	$261	$77
(1)	Includes eliminations of intercompany activity.
(2)	Excludes depreciation and amortization, which are shown separately on Sempra Energy's Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2016, revenues from our energy-related businesses decreased by $72 million (31%) to $162 million. The decrease included
▪	$65 million decrease at Sempra Natural Gas associated with midstream and LNG marketing activities, including:
□	$55 million primarily driven by changes in natural gas prices and lower volumes,
□	$6 million lower power revenues due to the sale of the second block of Mesquite Power in April 2015, and
□	$4 million from lower natural gas sales to Sempra Mexico;
▪	$6 million lower revenues at Sempra Mexico primarily due to lower power prices and volumes in its power business, including $7 million decrease at the TdM power plant; and
▪	$6 million decrease at Sempra South American Utilities primarily due to lower commercial energy sales and foreign currency exchange rate effects; offset by
▪	$9 million primarily from lower intercompany eliminations associated with sales between Sempra Natural Gas and Sempra Mexico.
During the three months ended June 30, 2016, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $11 million (15%) to $62 million primarily due to:
▪	$10 million decrease at Sempra Natural Gas primarily due to lower natural gas costs;
▪	$5 million decrease at Sempra Mexico primarily due to lower natural gas costs; and
▪	$3 million decrease at Sempra South American Utilities primarily due to lower costs related to commercial energy sales; offset by
▪	$7 million from lower intercompany eliminations of costs associated with sales between Sempra Natural Gas and Sempra Mexico.
During the three months ended June 30, 2016, the increase in other cost of sales of $184 million included $206 million related to Sempra Natural Gas' permanent release of pipeline capacity.
For the first six months of 2016, revenues from our energy-related businesses decreased by $152 million (31%) to $342 million. The decrease included
▪	$128 million decrease at Sempra Natural Gas associated with midstream and LNG marketing activities, including:
□	$74 million primarily driven by changes in natural gas prices and lower volumes,
□	$33 million lower power revenues due to the sale of the second block of Mesquite Power in April 2015, and
□	$21 million from lower natural gas sales to Sempra Mexico;
▪
$28 million lower revenues at Sempra Mexico primarily due to lower power prices and volumes in its power business, including $22 million decrease at the TdM power plant, and lower natural gas prices in its gas business; and

▪
$10 million decrease at Sempra South American Utilities primarily due to lower commercial energy sales and foreign currency exchange rate effects, partially offset by higher materials and services revenues; offset by

▪	$19 million primarily from lower intercompany eliminations associated with sales between Sempra Natural Gas and Sempra Mexico.
For the first six months of 2016, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $53 million (31%) to $118 million primarily due to:
▪	$41 million decrease at Sempra Natural Gas primarily due to lower natural gas costs and volumes and lower electric fuel costs due to the sale of the remaining block of Mesquite Power in April 2015;
▪	$21 million decrease at Sempra Mexico primarily due to lower natural gas costs; and
▪	$8 million decrease at Sempra South American Utilities primarily due to lower costs related to commercial energy sales and foreign currency exchange rate effects; offset by
▪	$17 million primarily from lower intercompany eliminations of costs associated with sales between Sempra Natural Gas and Sempra Mexico.
During the first six months of 2016, the increase in other cost of sales of $184 million included $206 million related to Sempra Natural Gas' permanent release of pipeline capacity.

Operation and Maintenance
Sempra Energy Consolidated
Our operation and maintenance expenses increased by $14 million (2%) to $727 million in the three months ended June 30, 2016 and increased by $57 million (4%), remaining at $1.4 billion in the first six months of 2016.
SDG&E
For the three months ended June 30, 2016, SDG&E's operation and maintenance expenses increased by $11 million (4%) to $266 million primarily due to:
▪	$9 million at Otay Mesa VIE primarily due to major maintenance at the Otay Mesa Energy Center (OMEC) plant; and
▪	$6 million higher expenses associated with CPUC-authorized refundable programs, for which all costs incurred are fully recovered in revenue (refundable program expenses); offset by
▪	$7 million lower litigation expense, $6 million of which is non-refundable.
In the first six months of 2016, SDG&E's operation and maintenance expenses increased by $40 million (8%) to $512 million primarily due to:
▪	$24 million higher expenses associated with CPUC-authorized refundable programs, for which all costs incurred are fully recovered in revenue (refundable program expenses);
▪	$12 million higher non-refundable operating costs, including labor, contract services and administrative and support costs; and
▪	$9 million at Otay Mesa VIE primarily due to major maintenance at the OMEC plant; offset by
▪	$6 million lower litigation expense, $5 million of which is non-refundable.
SoCalGas
For the three months ended June 30, 2016, SoCalGas' operation and maintenance expenses decreased by $7 million (2%) to $339 million primarily due to:
▪	$24 million lower expenses associated with CPUC-authorized refundable programs for which all costs incurred are fully recovered in revenue (refundable program expenses); and
▪	$7 million lower non-refundable operating costs, including labor, contract services and administrative and support costs; offset by
▪	$21 million impairment of assets related to the Southern Gas System Reliability project; and
▪	$3 million higher litigation expense, including $6 million from the favorable resolution of a legal settlement in 2015, offset by $3 million lower other litigation expense.
In the first six months of 2016, SoCalGas' operation and maintenance expenses increased by $6 million (1%) to $666 million primarily due to:
▪	$21 million impairment of assets related to the Southern Gas System Reliability project;
▪	$7 million higher non-refundable operating costs, including labor, contract services and administrative and support costs; and
▪	$6 million higher litigation expense primarily from the favorable resolution of a legal settlement in 2015; offset by
▪	$29 million lower expenses associated with CPUC-authorized refundable programs for which all costs incurred are fully recovered in revenue (refundable program expenses).
Plant Closure Adjustment
In the first quarter of 2015, SDG&E recorded a $21 million pretax reduction to the loss from plant closure. We discuss SONGS further in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.
Gain on Sale of Assets
In the second quarter of 2015, Sempra Natural Gas completed the sale of the remaining 625-MW block of the Mesquite Power plant for net cash proceeds of $347 million, resulting in a pretax gain on sale of the asset of $61 million ($36 million after-tax).
Equity Earnings (Losses), Before Income Tax
Equity losses, before income tax, for the six months ended June 30, 2016 were $8 million compared to equity earnings, before income tax, of $46 million for the same period in 2015. The change was primarily due to a $44 million ($27 million after-tax) impairment charge related to Sempra Natural Gas' investment in Rockies Express, which we discuss further in Notes 3 and 8 of the Notes to Condensed Consolidated Financial Statements herein.
Income Taxes
The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Income tax	Effective		Effective
	(benefit)	income	Income tax	income
	expense	tax rate	expense	tax rate
	Three months ended June 30,
	2016		2015
Sempra Energy Consolidated	$(106)	95%	$98	25%
SDG&E	48	36	54	29
SoCalGas	(29)	100	16	18
	Six months ended June 30,
	2016		2015
Sempra Energy Consolidated	$36	10%	$261	26%
SDG&E	120	36	142	34
SoCalGas	58	23	111	28

Sempra Energy Consolidated
The income tax benefit in the three months ended June 30, 2016 compared to income tax expense in the same period in 2015 was due to a pretax loss in the period in 2016. The pretax loss includes the charges associated with prior years' tax repairs deductions as a result of the 2016 GRC FD and losses from the permanent release of pipeline capacity at Sempra Natural Gas. Pretax income in 2015 included the gain from the sale of the Mesquite Power plant. Items affecting the effective income tax rate in 2016 include
▪	higher flow-through items as a percentage of pretax loss;
▪	higher income tax benefit from foreign currency translation and inflation adjustments; and
▪
lower U.S. income tax expense as a result of lower planned repatriation of current year earnings from certain non-U.S. subsidiaries. We discuss repatriation in "Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

The decrease in income tax expense in the six months ended June 30, 2016 compared to the same period in 2015 was due to lower pretax income, as we discuss for the second quarter above, and a lower effective income tax rate, primarily due to:
▪	higher flow-through items as a percentage of pretax income in 2016; and
▪	higher income tax benefit in 2016 from foreign currency translation and inflation adjustments; offset by
▪
$32 million deferred Mexican income tax expense in 2016 on our basis difference in TdM as a result of management's decision to hold the asset for sale. We discuss the planned sale further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

SDG&E
The decrease in SDG&E's income tax expense in the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to lower pretax income, offset by a higher effective income tax rate. Pretax income in 2016 includes the charges associated with prior years' tax repairs deductions as a result of the 2016 GRC FD. The higher effective income tax rate was primarily due to:
▪	favorable resolution of prior years' income tax items in 2015; and
▪	Otay Mesa VIE's pretax loss in 2016 compared to pretax income in 2015, which is excluded from SDG&E's and Sempra Energy Consolidated's taxable income; offset by
▪	higher flow-through items as a percentage of pretax income in 2016.
SoCalGas
SoCalGas' income tax benefit in the three months ended June 30, 2016 compared to income tax expense in the same period in 2015 was due to a pretax loss in the period in 2016. The pretax loss includes the charges associated with prior years' tax repairs deductions as a result of the 2016 GRC FD. In addition, the effective income tax rate in 2016 was affected by higher flow-through items as a percentage of pretax loss.
The decrease in SoCalGas' income tax expense in the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to lower pretax income, as discussed for the second quarter above, and a lower effective income tax rate. The lower effective income tax rate was primarily due to higher flow-through items as a percentage of pretax income in 2016.
We discuss the forecasted effective tax rates anticipated for the full year, excluding the income tax effects that cannot be reliably forecasted, for Sempra Energy, SDG&E and SoCalGas in "Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. We discuss the impact of foreign exchange rates and inflation on income taxes below in "Impact of Foreign Currency and Inflation Rates on Results of Operations." See Note 5 of the Notes to Condensed Consolidated Financial Statements herein and Notes 1 and 6 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes.

Earnings Attributable to Noncontrolling Interests

Earnings attributable to noncontrolling interests decreased by $14 million and $24 million in the three months and six months ended June 30, 2016, respectively, primarily due to changes at SDG&E.
SDG&E
Losses attributable to noncontrolling interest were $13 million in the three months ended June 30, 2016, compared to earnings of $4 million for the same period in 2015. Losses attributable to noncontrolling interest were $12 million in the six months ended June 30, 2016, compared to earnings of $8 million for the same period in 2015. The changes were primarily due to an increase in operating expenses as a result of major maintenance at the OMEC plant in the second quarter of 2016.

Earnings

We discuss variations in earnings by segment above in "Segment Results."

Impact of Foreign Currency and Inflation Rates on Results of Operations

Foreign Currency Translation
Our operations in South America and our natural gas distribution utility in Mexico use their local currency as their functional currency. The assets and liabilities of these foreign operations are translated into U.S. dollars at current exchange rates at the end of the reporting period, and revenues and expenses are translated at average exchange rates for the reporting period. The resulting noncash translation adjustments do not enter into the calculation of earnings or retained earnings, but are reflected in Other Comprehensive Income (Loss) (OCI) and in Accumulated Other Comprehensive Income (Loss) (AOCI). However, any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy's comparative results of operations. Changes in foreign currency translation rates between years impacted our comparative reported results as follows:

TRANSLATION IMPACT FROM CHANGE IN AVERAGE FOREIGN CURRENCY EXCHANGE RATES
(Dollars in millions)
	Second quarter 2016 compared to second quarter 2015	Year-to-date 2016 compared to year-to-date 2015
Lower earnings from foreign currency translation:
Sempra South American Utilities	$4	$9
Sempra Mexico	1	2
Total	$5	$11

Transactional Impacts

Some income statement activities at our foreign operations and their joint ventures are also impacted by transactional gains and losses, which we discuss below. A summary of these foreign currency transactional gains and losses included in our reported results is as follows:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
			Transactional
			(losses) gains included
	Total reported amount		in reported amounts
	Three months ended June 30,
	2016	2015	2016	2015
Other income, net	$23	$37	$(20)	$(5)
Income tax (benefit) expense	(106)	98	23	7
Equity earnings, net of income tax	33	22	17	5
Earnings	16	295	17	6
	Six months ended June 30,
	2016	2015	2016	2015
Other income, net	$72	$76	$(19)	$(6)
Income tax expense	36	261	24	13
Equity earnings, net of income tax	50	37	18	6
Earnings	335	732	20	11

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

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends. We may also meet our cash requirements through the issuance of securities, bank borrowings, distributions from our equity investments and project financing.
Our lines of credit provide liquidity and support commercial paper. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global (the holding company for our subsidiaries not subject to California utility regulation) and the California Utilities each have five-year revolving credit facilities, expiring in 2020. The agreements are syndicated broadly among 20 different lenders. No single lender has greater than a 7-percent share in any agreement. The table below shows the amount of available funds, including available unused credit on these three credit facilities, at June 30, 2016. Our foreign operations have additional general purpose credit facilities, aggregating $1.1 billion at June 30, 2016. Available unused credit on these lines totaled $843 million at June 30, 2016.

AVAILABLE FUNDS AT JUNE 30, 2016
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$616	$8	$211
Available unused credit(2)	2,589	696	750
(1)	Amounts at Sempra Energy Consolidated include $328 million held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated, as we discuss below.
(2)
Available credit is the total available on Sempra Energy's, Sempra Global's and the California Utilities' credit facilities that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein. At June 30, 2016, borrowings on the shared line of credit at SDG&E and SoCalGas were limited to $750 million for each utility and a combined total of $1 billion.

Sempra Energy Consolidated
We believe that these available funds, combined with cash flows from operations, distributions from equity method investments, proceeds of securities issuances, project financing and partnering in joint ventures will be adequate to fund operations, including to:
▪	finance capital expenditures
▪	meet liquidity requirements
▪	fund shareholder dividends
▪	fund new business acquisitions or start-ups
▪	repay maturing long-term debt
▪	fund expenditures related to the natural gas leak at SoCalGas' Aliso Canyon natural gas storage facility
In May 2016, SDG&E issued $500 million of 2.50-percent first mortgage bonds maturing in 2026. In June 2016, SoCalGas issued $500 million of 2.60-percent first mortgage bonds, also maturing in 2026. In 2015, Sempra Energy, SDG&E and SoCalGas publicly offered and sold debt securities totaling $1.25 billion, $390 million and $600 million, respectively. Sempra Energy and the California Utilities currently have ready access to the long-term debt markets and are not currently constrained in their ability to borrow at reasonable rates. However, changing economic conditions could affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion of large projects at Sempra International and Sempra U.S. Gas & Power. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. If these measures were necessary, they would primarily impact certain of our Sempra International and Sempra U.S. Gas & Power businesses before we would reduce funds necessary for the ongoing needs of our utilities. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.
The net increase in Sempra Energy Consolidated cash and cash equivalents at June 30, 2016 compared to December 31, 2015 of $213 million was primarily due to net increases in publicly traded debt securities and commercial paper borrowings on the Sempra Global and California Utilities credit facilities and proceeds received from the sale of our 25-percent interest in Rockies Express, partially offset by capital expenditures, cash outflows related to the natural gas leak at the Aliso Canyon facility, and common dividends paid. We discuss our Insurance Receivable and our insurance coverage related to the natural gas leak at the Aliso Canyon facility in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.
At June 30, 2016, our cash and cash equivalents held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated are $328 million. We discuss repatriation in "Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.
We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. Changes in asset values, which are dependent on the activity in the equity and fixed income markets, have not affected the trust funds' abilities to make required payments. However, changes in asset values may, along with a number of other factors such as changes to discount rates, assumed rates of return, mortality tables, and regulations, impact funding requirements for pension and other postretirement benefit plans and SDG&E's nuclear decommissioning trusts. At the California Utilities, funding requirements are generally recoverable in rates.
We discuss our principal, general purpose credit facilities more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.
Our short-term debt is primarily used to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures and new business acquisitions or start-ups. Our corporate short-term, unsecured promissory notes, or commercial paper, were our primary sources of short-term debt funding in the first six months of 2016. At our California Utilities, short-term debt is used to meet working capital needs and temporarily finance capital expenditures.

California Utilities

SDG&E and SoCalGas expect that available funds, cash flows from operations and debt issuances will continue to be adequate to meet their working capital and capital expenditure requirements.
SoCalGas declared and paid common stock dividends of $50 million in 2015 and $100 million in 2014. As a result of an increase in SoCalGas' capital investment programs over the next few years, and the increase in SoCalGas' authorized common equity weighting effective January 1, 2013, SoCalGas' dividends on common stock declared on an annual historical basis may not be indicative of future declarations, and may be temporarily suspended over the next few years to maintain SoCalGas' authorized capital structure during the periods of high capital investments. We discuss the cost of capital proceeding in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.
In connection with the natural gas leak at the Aliso Canyon storage facility, as of July 28, 2016, 181 lawsuits have been filed against SoCalGas, some of which have also named Sempra Energy, and in derivative and securities law claims on behalf of Sempra Energy and/or SoCalGas, against certain officers and directors of Sempra Energy and/or SoCalGas. All of these cases, other than the derivative and securities law claims, are coordinated before a single court in the Los Angeles County Superior Court for pretrial management. Pursuant to the parties' agreement, the court ordered that the individual and business entity plaintiffs would proceed by filing two consolidated master complaints, one for the individual tort cases, and a second for the class action cases. On July 25, 2016, the individuals and business entities asserting tort claims filed a Consolidated Case Complaint for Individual Actions through which their separate lawsuits will be managed for pretrial purposes. In addition, the Los Angeles City Attorney and Los Angeles County Counsel have also filed a complaint on behalf of the people of the State of California against SoCalGas for public nuisance and violation of the California Unfair Competition Law. The California Attorney General, acting in her independent capacity and on behalf of the people of the State of California and the California Air Resources Board (CARB), joined that existing lawsuit. The complaint, as amended, includes allegations of violations of certain California Health and Safety Code and California Government Code sections. The South Coast Air Quality Management District (SCAQMD) also filed a complaint against SoCalGas seeking civil penalties for alleged violations of several nuisance-related statutory provisions arising from the leak and delays in stopping the leak. On February 2, 2016, the Los Angeles District Attorney's Office filed a misdemeanor criminal complaint against SoCalGas seeking penalties and other remedies for alleged failure to provide timely notice of the leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a), and for violating California Health and Safety Code section 41700 prohibiting discharge of air contaminants that cause annoyance to the public. On February 16, 2016, SoCalGas pled not guilty to the complaint. No trial date has been set.
On July 25, 2016, the County of Los Angeles, on behalf of itself and the people of California, filed a complaint alleging that the four natural gas storage fields operated or formerly operated by SoCalGas in Los Angeles County require safety upgrades, including installation of sub-surface safety shut-off valves on every well and that SoCalGas failed to comply with the directive issued by the LA County Department of Public Health (DPH), discussed below. It seeks preliminary and permanent injunctive relief, civil penalties, and damages for the County's costs to respond to the leak, as well as punitive damages and attorneys' fees.
The costs of defending against these civil and criminal lawsuits and cooperating with these investigations, and any damages, restitution, and civil and criminal fines, costs and other penalties, if awarded or imposed, as well as costs of mitigating the actual natural gas released, could be significant and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, could have a material adverse effect on SoCalGas' and Sempra Energy's cash flows, financial condition and results of operations. Also, higher operating costs and additional capital expenditures incurred by SoCalGas as a result of new laws, orders, rules and regulations arising out of this incident could be significant and may not be recoverable in customer rates, which may have a material adverse effect on SoCalGas' and Sempra Energy's results of operations, cash flows, and financial condition.
On May 13, 2016, the DPH also issued a directive that SoCalGas professionally clean (in accordance with the proposed protocol prepared by the DPH) the homes of all residents located within the Porter Ranch Neighborhood Council boundary, or who have participated in the relocation program, or who are located within a five mile radius of the Aliso Canyon natural gas storage facility and have experienced symptoms from the natural gas leak (the Directive). SoCalGas does not believe that the DPH has the authority to issue the Directive and has filed a petition for writ of mandate to set aside the Directive.
The total costs incurred to remediate and stop the leak and to mitigate local community impacts are significant and may increase, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas' and Sempra Energy's cash flows, financial condition and results of operations.
We discuss the Aliso Canyon facility further in Note 11 of the Notes to Condensed Consolidated Financial Statements herein, and in "Factors Influencing Future Performance" below.
In May 2016, SDG&E declared common stock dividends of $175 million, which were paid on July 6, 2016. SDG&E declared and paid common stock dividends of $300 million in 2015 and $200 million in 2014. SDG&E expects to continue paying common dividends over the next five years, at or above the level paid in 2015. While it expects to maintain a large capital program (exceeding $1 billion per year), SDG&E expects that its cash flows will support these dividends to the parent.
SDG&E uses the Energy Resource Recovery Account (ERRA) balancing account to record the net of its actual cost incurred for electric fuel and purchased power and the amount billed to customers in rates. In December 2015, the CPUC approved SDG&E's 2016 ERRA revenue requirement of $1.3 billion, an increase of $43 million from its 2015 revenue requirement. As the new revenue requirement was effective on January 1, 2016, management expects the ERRA balance to remain relatively stable through year-end 2016. SDG&E's ERRA balance was undercollected by $110 million at June 30, 2016 and overcollected by $25 million at December 31, 2015. During the first six months of 2016, the ERRA undercollected balance was caused by lower sales driven primarily by seasonality. We discuss the revenue requirement for ERRA further in Note 14 of the Notes to Consolidated Financial Statements and other 2015 impacts on ERRA balances in "Capital Resources and Liquidity – Overview – California Utilities" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," both in the Annual Report.
SoCalGas and SDG&E use the Core Fixed Cost Account (CFCA) balancing account to record the difference between the authorized margin and other costs allocated to the core market, and the actual revenues billed to customers in rates for recovery of these costs. Because warmer weather experienced in 2014 and 2015 resulted in lower natural gas consumption compared to authorized levels, SoCalGas' CFCA balance was undercollected by $238 million at June 30, 2016 and $328 million at December 31, 2015. SDG&E's CFCA balance was undercollected by $71 million at June 30, 2016 and $105 million at December 31, 2015.
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
In July 2016, the CPUC issued a proposed decision addressing a number of outstanding requests and authorizing SoCalGas and SDG&E to recover, subject to refund, the revenue requirements associated with 50 percent of their incurred PSEP Phase 1 costs; file two reasonableness review applications for Phase 1 projects completed through 2017; file a Phase 2 revenue requirement forecast application for costs to be incurred in 2017 and 2018; and include in their 2019 GRC applications all other PSEP costs not the subject of prior applications. We expect the CPUC to issue a final decision in the proceeding in the third quarter of 2016.

Sempra South American Utilities

We expect working capital and capital expenditure requirements, projects and loans to affiliates at Chilquinta Energía and Luz del Sur to be funded by available funds, funds internally generated by those businesses, issuance of corporate bonds and other external borrowings. At June 30, 2016 and December 31, 2015, Sempra South American Utilities had outstanding loans of $79 million and $72 million, respectively, to an affiliate to finance development projects. We discuss these transactions in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra Mexico

We expect working capital and capital expenditure requirements, projects, joint venture investments and dividends in Mexico to be funded by available funds, including credit facilities, and funds internally generated by the Mexico businesses, securities issuances, project financing, interim funding from the parent, and partnering in joint ventures. In 2015 and 2014, Sempra Mexico paid dividends of $32 million and $31 million, respectively, to its minority shareholders.
We discuss IEnova's pending acquisition of Petróleos Mexicanos' (or PEMEX, the Mexican state-owned oil company) 50-percent interest in GdC and related expected financing of the transaction in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.
At June 30, 2016 and December 31, 2015, Sempra Mexico had outstanding loans of $105 million and $111 million, respectively, to unconsolidated affiliates to fund development projects. We discuss these transactions in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.
Sempra Mexico also expects to generate cash from the sale of its 625-MW natural gas-fired power plant located in Mexicali, Baja California, Mexico. As we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, in February 2016, management approved a plan to market and sell the plant, which had a book value of $254 million at June 30, 2016.

Sempra Renewables

We expect Sempra Renewables to require funds for the development of and investment in electric renewable energy projects. Projects at Sempra Renewables may be financed through a combination of operating cash flow, project financing, funds from the parent, partnering in joint ventures, and other forms of equity sales, including tax equity. The Sempra Renewables projects have planned in-service dates through 2017.

Sempra Natural Gas

We expect Sempra Natural Gas to require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flow, funding from the parent and project financing. In May 2016, Sempra Natural Gas received $443 million in proceeds from the sale of its investment in Rockies Express. Sempra Natural Gas also expects to receive approximately $323 million, subject to adjustment at closing, from the pending sale of EnergySouth Inc., as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. In the short-term, we plan to use the sale proceeds from these transactions to pay down commercial paper at Sempra Energy, pending redeployment for other growth opportunities.
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

CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	Six months ended June 30, 2016	2016 change		Six months ended June 30, 2015
Sempra Energy Consolidated	$882	$(337)	(28)%	$1,219
SDG&E	508	(42)	(8)	550
SoCalGas	262	(221)	(46)	483
Sempra Energy Consolidated
Cash provided by operating activities at Sempra Energy decreased in 2016 primarily due to:
▪
$354 million increase in receivable at SoCalGas for expected insurance recovery of certain expenditures related to the natural gas leak at the Aliso Canyon storage facility, and a $157 million net decrease in reserve for accrued expenditures related to the leak. The $157 million net decrease includes $520 million of cash expenditures, offset by $363 million of additional accruals;

▪
$212 million lower net income at the California Utilities, adjusted for noncash items included in earnings, in 2016 compared to 2015, including charges for income tax benefits previously generated from income tax repairs deductions that were reallocated to ratepayers pursuant to the 2016 GRC FD, as we discuss in "Results of Operations" above; and

▪
$14 million decrease in inventories in 2016 compared to a $124 million decrease in 2015, primarily due to lower gas inventory at SoCalGas as a result of the current moratorium on natural gas injections at its Aliso Canyon natural gas storage facility; offset by

▪
$25 million decrease in accounts payable in 2016 compared to a $198 million decrease in 2015, primarily due to the current moratorium on natural gas injections at the Aliso Canyon storage facility as well as lower average cost of natural gas purchased;

▪
$145 million net increase in overcollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2016 at the California Utilities compared to a $37 million net increase in undercollected regulatory balancing accounts in 2015. Over- and undercollected regulatory balancing accounts reflect the difference between customer billings and recorded or CPUC-authorized costs. These differences are required to be balanced over time. See further discussion of changes in regulatory balances at both SDG&E and SoCalGas below; and

▪	$328 million decrease in accounts receivable in 2016 compared to a $216 million decrease in 2015, primarily due to lower natural gas prices at SoCalGas in 2016.
SDG&E
Cash provided by operating activities at SDG&E decreased in 2016 primarily due to:
▪	$108 million lower net income, adjusted for noncash items included in earnings, in 2016 compared to 2015; and
▪
$6 million decrease in net undercollected regulatory balancing accounts in 2016 compared to a $102 million decrease (including long-term amounts included in regulatory assets) in 2015, primarily due to changes in electric commodity accounts; offset by

▪	$19 million decrease in accounts receivable in 2016 compared to a $27 million increase in 2015;
▪	$32 million increase in greenhouse gas allowances in 2016 compared to a $79 million increase in 2015;
▪	$31 million increase in income taxes receivable in 2016 compared to a $60 million increase in 2015;
▪	$63 million increase in accounts payable in 2016 compared to a $41 million increase in 2015; and
▪
$23 million reduction to the SONGS regulatory asset due to cash received for our portion of the Department of Energy settlement with Southern California Edison related to spent fuel storage, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.

SoCalGas
Cash provided by operating activities at SoCalGas decreased in 2016 primarily due to:
▪
$354 million increase in receivable for expected insurance recovery of certain expenditures related to the natural gas leak at the Aliso Canyon storage facility, and a $157 million net decrease in reserve for accrued expenditures related to the leak. The $157 million net decrease includes $520 million of cash expenditures, offset by $363 million of additional accruals;

▪	$104 million lower net income, adjusted for noncash items included in earnings, in 2016 compared to 2015; and
▪
$35 million decrease in inventories in 2016 compared to a $124 million decrease in 2015, primarily due to lower gas inventory as a result of the current moratorium on natural gas injections at the Aliso Canyon storage facility; offset by

▪
$140 million increase in net overcollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2016 compared to a $139 million increase in net undercollected balances in 2015, primarily due to changes in fixed-cost balancing accounts;

▪
$108 million decrease in accounts payable in 2016 compared to a $224 million decrease in 2015, primarily due to the current moratorium on natural gas injections at the Aliso Canyon storage facility, as well as lower average cost of natural gas purchased; and

▪	$308 million decrease in accounts receivable in 2016 compared to a $218 million decrease in 2015, primarily due to lower natural gas prices in 2016.
The table below shows the contributions to pension and other postretirement benefit plans.

CONTRIBUTIONS TO PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	Six months ended June 30, 2016
		Other
	Pension	postretirement
	benefits	benefits
Sempra Energy Consolidated	$23	$2
SDG&E	2	―
SoCalGas	―	1

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	Six months ended			Six months ended
	June 30, 2016	2016 change		June 30, 2015
Sempra Energy Consolidated	$(1,593)	$392	33%	$(1,201)
SDG&E	(770)	164	27	(606)
SoCalGas	(600)	(282)	(32)	(882)
Sempra Energy Consolidated
Cash used in investing activities at Sempra Energy increased in 2016 primarily due to:
▪	$540 million increase in capital expenditures;
▪	in 2015, $347 million of net proceeds received from Sempra Natural Gas' sale of the remaining block of its Mesquite Power plant; and
▪	$65 million lower repayments of advances to unconsolidated affiliates; offset by
▪	$443 million of net proceeds received from Sempra Natural Gas' sale of its investment in Rockies Express in May 2016; and
▪	in 2015, $113 million investment in Rockies Express to repay project debt.

SDG&E
Cash used in investing activities at SDG&E increased in 2016 primarily due to a $172 million advance to Sempra Energy.
SoCalGas
Cash used in investing activities at SoCalGas decreased in 2016 due to:
▪	$50 million decrease in advances to Sempra Energy in 2016 compared to a $279 million increase in 2015; offset by
▪	$47 million increase in capital expenditures in 2016.
ANNUAL CONSTRUCTION EXPENDITURES AND INVESTMENTS
The amounts and timing of capital expenditures are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC and the Federal Energy Regulatory Commission (FERC). However, in 2016, we expect to make capital expenditures and investments of approximately $5.6 billion. These expenditures include
▪
$2.7 billion at the California Utilities for capital projects and plant improvements ($1.3 billion at SDG&E and $1.4 billion at SoCalGas), excluding incremental amounts that may result from the natural gas leak at the Aliso Canyon facility or related increased requirements for all natural gas storage facilities

▪
$2.9 billion at our other subsidiaries for acquisition of our joint venture partner's 50-percent interest in GdC, capital projects in Mexico and South America, and development of LNG, natural gas and renewable generation projects

The California Utilities' 2016 planned capital expenditures and investments include
SDG&E
▪	$800 million for improvements to natural gas, including pipeline safety, and electric generation and distribution systems
▪	$500 million for improvements to electric transmission systems
SoCalGas
▪	$1.2 billion for improvements to distribution, transmission and storage systems, and for pipeline safety, including $360 million for the PSEP
▪	$100 million for advanced metering infrastructure
▪	$100 million for other natural gas projects
The California Utilities expect to finance these expenditures and investments with cash flows from operations and debt issuances.
In 2016, the expected capital expenditures and investments of approximately $2.9 billion at our other subsidiaries include
Sempra South American Utilities
▪
approximately $210 million for capital projects in South America (approximately $160 million and $50 million in Peru and Chile, respectively), primarily related to improvements to electric transmission and distribution systems

Sempra Mexico
▪
approximately $475 million to $525 million for capital projects, including approximately $400 million for the development of the Sonora, Ojinaga and San Isidro – Samalayuca pipeline projects, all developed solely by Sempra Mexico, and approximately $80 million current year equity investment in the Infraestructura Marina del Golfo (IMG) joint venture for the development of the South Texas – Tuxpan pipeline

▪
approximately $1.1 billion for the pending acquisition of our joint venture partner's 50-percent interest in GdC, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein

Sempra Renewables
▪	approximately $950 million for the development of wind and solar renewable projects, including Black Oak Getty Wind, Mesquite Solar 2, Mesquite Solar 3, Copper Mountain Solar 4 and Apple Blossom Wind
Sempra Natural Gas
▪
approximately $160 million for development of LNG and natural gas transportation projects, including approximately $50 million capitalized interest on our investment in the Cameron LNG JV, and $70 million for development of the Cameron Interstate Pipeline

Capital expenditure amounts include capitalized interest. At the California Utilities, the amounts also include the portion of allowance for funds used during construction (AFUDC) related to debt, but exclude the portion of AFUDC related to equity. At Sempra Mexico and Sempra Natural Gas, the amounts also exclude AFUDC related to equity. We provide further details about AFUDC in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	Six months ended		Six months ended
	June 30, 2016	2016 Change	June 30, 2015
Sempra Energy Consolidated	$916	$866	$50
SDG&E	250	179	71
SoCalGas	491	(54)	545
Sempra Energy Consolidated
At Sempra Energy, cash provided by financing activities increased in 2016, primarily due to:
▪	$865 million increase in short-term debt in 2016 compared to a $339 million decrease in 2015; offset by
▪
$163 million lower issuances of debt, including a decrease in issuances of long-term debt of $530 million ($1 billion in 2016 compared to $1.5 billion in 2015, partially offset by an increase in commercial paper and other short-term debt borrowings with maturities greater than 90 days of $367 million ($386 million increase in 2016 compared to $19 million in 2015);

▪
$140 million higher payments on debt, including higher payments of long-term debt of $716 million ($888 million in 2016 compared to $172 million in 2015), partially offset by lower payments of commercial paper and other short-term debt with maturities greater than 90 days of $576 million ($98 million in 2016 compared to $674 million in 2015); and

▪	$27 million higher common dividends paid in 2016.
SDG&E
Cash provided by financing activities at SDG&E increased in 2016 primarily due to:
▪	$110 million higher issuances of long-term debt in 2016; and
▪	$114 million decrease in short-term debt in 2016 compared to a $206 million decrease in 2015; offset by
▪	$23 million higher payments on long-term debt.
SoCalGas
Cash provided by financing activities at SoCalGas decreased in 2016 primarily due to $100 million lower issuances of long-term debt in 2016, partially offset by a $50 million decrease in short-term debt in 2015.

COMMITMENTS

We discuss significant changes to contractual commitments since December 31, 2015 at Sempra Energy, SDG&E and SoCalGas in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first six months of 2016. Our credit ratings may affect the rates at which borrowings bear interest and of commitment fees on available unused credit. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Credit Ratings" in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

CALIFORNIA UTILITIES

Overview

The California Utilities' operations have historically provided relatively stable earnings and liquidity.
The California Utilities' performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss below and in various sections of this report and in the Annual Report. In addition, SoCalGas' performance will depend on the resolution of the legal, regulatory and other matters concerning the natural gas leak at Aliso Canyon. We discuss certain regulatory matters below and in Notes 9, 10 and 11 of the Notes to Condensed Consolidated Financial Statements herein and Notes 13, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Joint Matters

CPUC General Rate Case (GRC)
In November 2014, the California Utilities filed their 2016 General Rate Case (2016 GRC) applications to establish their authorized 2016 revenue requirements and the ratemaking mechanisms by which those requirements would change on an annual basis over the subsequent three-year (2016-2018) period. In June 2016, the CPUC approved a final decision (2016 GRC FD) in the California Utilities' 2016 GRC, effective retroactive to January 1, 2016. The adopted revenue requirements associated with the seven-month period through July 2016 will be recovered in rates over a 17-month period, beginning August 2016, in order to minimize the impact on ratepayers, thus adversely impacting the California Utilities' cash flows. We discuss the 2016 GRC and the 2016 GRC FD in Note 10 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Pipeline Operations Safety Assessments
Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the California Utilities, may incur incremental expense and capital investment associated with their natural gas pipeline operations and investments. In August 2011, the California Utilities filed implementation plans with the CPUC to test or replace natural gas transmission pipelines located in populated areas that have not been pressure tested, as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. The California Utilities' total estimated cost for Phase 1 (the 10-year period of 2012 to 2022) of a two-phase plan was $2.1 billion ($1.6 billion for SoCalGas and $500 million for SDG&E). We anticipate that these cost estimates may be updated to reflect the development of more detailed estimates, actual cost experience as portions of the work are completed and changes in scope. The California Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans were outside the scope of the 2012 GRC proceedings concluded in 2013. Similarly, these costs are not included in the 2016 GRC approved revenue requirements.
In June 2014, the CPUC issued a final decision addressing SDG&E's and SoCalGas' PSEP that approved the utilities' model for implementing PSEP, and established the criteria to determine the amounts related to PSEP that may be recovered from ratepayers and the processes for recovery of such amounts, including providing that such costs are subject to a reasonableness review. As a result of this decision, SoCalGas recorded an after-tax earnings charge of $5 million in 2014 for costs incurred in prior periods that were no longer subject to recovery. After taking the amounts disallowed for recovery into consideration, as of June 30, 2016, SDG&E and SoCalGas have recorded PSEP costs of $15 million and $195 million, respectively, in the CPUC-authorized regulatory account.
SDG&E and SoCalGas have filed with the CPUC for recovery of certain PSEP costs incurred through June 11, 2014 of $0.1 million and $26.8 million, respectively. The CPUC Office of Ratepayer Advocates (ORA), The Utility Reform Network (TURN), and the Southern California Generation Coalition (SCGC) have recommended disallowances of certain of these costs. We expect a decision on this application in the second half of 2016.
In October 2014, SDG&E and SoCalGas filed a petition for modification with the CPUC requesting authority to recover PSEP costs from customers as incurred, subject to refund pending the results of a reasonableness review by the CPUC, instead of recovery of such costs in the subsequent year. In July 2016, the CPUC issued a proposed decision addressing a number of outstanding requests and authorizing SoCalGas and SDG&E to recover, subject to refund pending reasonableness reviews, the revenue requirements associated with 50 percent of their incurred PSEP Phase 1 costs recorded to regulatory accounts; file two reasonableness review applications for Phase 1 projects completed through 2017; file a Phase 2 revenue requirement forecast application for costs to be incurred in 2017 and 2018; and include in their 2019 GRC applications, and any future GRCs, all other PSEP costs not the subject of prior applications. We expect the CPUC to issue a final decision in the proceeding in the third quarter of 2016.
In July 2014, the ORA and TURN filed a joint application for rehearing of the CPUC's June 2014 final decision. In March 2015, the CPUC issued a decision denying the ORA's and TURN's second request for rehearing, but keeping the record open to admit additional evidence on the limited issue of pressure testing or replacing pipelines installed between January 1, 1956 and July 1, 1961. The ORA and TURN allege that the CPUC made a legal error in directing that ratepayers, not shareholders, be responsible for the costs associated with testing or replacing transmission pipelines that were installed between January 1, 1956 and July 1, 1961 for which the California Utilities do not have a record of a pressure test. In December 2015, the CPUC issued a final decision finding that ratepayers should not bear the costs associated with pressure testing subject pipelines, or, if replaced, ratepayers should bear neither the average cost of pressure testing nor the undepreciated balance of abandoned pipelines. In January 2016, SoCalGas and SDG&E jointly filed a request with the CPUC seeking rehearing of its December 2015 decision. In May 2016, the CPUC issued a decision denying the request for rehearing. Through June 30, 2016, the after-tax disallowed costs for SoCalGas and SDG&E are $3.6 million and $0.5 million, respectively.
SoCalGas and SDG&E expect to file an application with the CPUC in the third quarter of 2016 for reasonableness review and rate recovery of certain pipeline safety projects recorded in their authorized regulatory accounts. SoCalGas and SDG&E expect a decision from the CPUC in 2017.
We provide additional information regarding these rulemaking proceedings and the California Utilities' PSEP in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report and in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.
Safety Enforcement
California Senate Bill (SB) 291 requires the CPUC to develop and implement a safety enforcement program that includes procedures for monitoring, data tracking and analysis, and investigations, as well as delegating citation authority to CPUC staff personnel under the direction of the CPUC Executive Director. In exercising the citation authority, the CPUC staff will take into account voluntary reporting of potential violations, voluntary resolution efforts undertaken, prior history of violations, the gravity of the violation and the degree of culpability. The CPUC also has implemented both electric and gas safety enforcement programs whereby electric and gas utilities may be cited by CPUC staff for violations of the CPUC's safety requirements or federal standards.
Under each enforcement program, each day of an ongoing violation may be counted as an additional offense. The maximum penalty is $50,000 per offense. Citations under either program may be appealed to the CPUC. The CPUC plans to make further refinements to the electric and gas safety enforcement programs.
In May 2016, the CPUC's Safety and Enforcement Division issued a citation to SoCalGas for violation of General Order 112, resulting in a $2.25 million penalty that was subsequently paid. The citation is associated with findings from two 2015 audits of SoCalGas' Southeast Region for failure to promptly remediate corrosion issues in accordance with Federal regulations.

SDG&E Matters

2007 Wildfire Litigation
In regard to the 2007 wildfire litigation, SDG&E's payments for claims settlements plus funds estimated to be required for settlement of outstanding claims and legal fees have exceeded its liability insurance coverage and amounts recovered from third parties. However, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. At June 30, 2016, Sempra Energy's and SDG&E's Condensed Consolidated Balance Sheets include assets of $355 million in Other Regulatory Assets (long-term), of which $353 million is related to CPUC-regulated operations and $2 million is related to FERC-regulated operations, for costs incurred and the estimated resolution of pending claims. In September 2015, SDG&E filed an application with the CPUC requesting rate recovery of these costs, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein. SDG&E requested a CPUC decision by the end of 2016 and is proposing to recover the costs in rates over a six- to ten-year period. In April 2016, a ruling was issued establishing the scope and schedule for the proceeding, which will be managed in two phases. Phase 1 will address SDG&E's operational and management prudence surrounding the 2007 wildfires. Phase 2 will address whether SDG&E's actions and decision-making in connection with settling legal claims in relation to the wildfires were reasonable. Evidentiary hearings in Phase 1 are scheduled to be held in January 2017, with a final decision scheduled to be issued in the second half of 2017. The procedural schedule for Phase 2 will be determined after Phase 1 is concluded.
Recovery of these costs in rates will require future regulatory approval. SDG&E will continue to assess the likelihood, amount and timing of such recoveries in rates. Should SDG&E conclude that recovery of excess wildfire costs in rates is no longer probable, at that time SDG&E would record a charge against earnings. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated, at June 30, 2016, the resulting after-tax charge against earnings would have been up to approximately $210 million. A failure to obtain substantial or full recovery of these costs from customers, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy's and SDG&E's financial condition, cash flows and results of operations. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
We provide additional information concerning these matters in Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.
SONGS
We discuss regulatory and other matters related to SONGS in Notes 9 and 11 of the Notes to Condensed Consolidated Financial Statements herein, in Notes 13 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, and in "Risk Factors" in the Annual Report.

Rim Rock Wind Farm
In 2011, the CPUC and FERC approved SDG&E's estimated $285 million tax equity investment in the Rim Rock wind farm project. SDG&E and the project developer were in dispute regarding whether all conditions precedent in the contribution agreement had been achieved by the developer of the project. As a result, SDG&E had not made the investment. On February 11, 2016, SDG&E, the project developer and several of the project developer's parent and affiliated entities entered into a conditional settlement agreement, which was approved by the CPUC in July 2016 and will become final and non-appealable 30 days after the CPUC approval, provided that no party requests rehearing. Under the settlement agreement, among other things, the parties agreed to terminate the tax equity investment arrangement, continue the power purchase agreement for the wind farm generation and release all claims against each other. The settlement agreement will not result in rate increases to SDG&E customers or a material impact on Sempra Energy's or SDG&E's financial condition, results of operations or cash flows. We discuss this matter further in Note 11 of the Notes to Condensed Consolidated Financial Statements herein and in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
Electric Rate Reform – State of California Assembly Bill 327
In October 2013, the Governor of California signed Assembly Bill (AB) 327. This bill became law on January 1, 2014. This law restores the authority to establish electric residential rates for electric utility companies in California to the CPUC and removes the rate caps established in AB 1X adopted in early 2001 during California's energy crisis, as well as SB 695 adopted in 2009. Additionally, the bill provides the CPUC the authority to adopt up to a $10.00 monthly fixed charge for all non-CARE (California Alternate Rates for Energy) residential customers and up to a $5.00 monthly fixed charge for CARE customers. Beginning January 1, 2016, the maximum allowable fixed charge may be adjusted by no more than the annual percentage increase in the Consumer Price Index for the prior calendar year. In July 2015, the CPUC adopted a decision that establishes comprehensive reform and a framework for rates that are more transparent, fair and sustainable. The decision directs changes beginning in summer 2015 and provides a path for continued reforms through 2020, including a minimum monthly bill of $10.00 ($5.00 for CARE customers). The changes also include fewer rate tiers and a gradual reduction in the difference between the tiered rates, similar to the tier differential that existed prior to the 2000-2001 Energy Crisis. The number of tiers was reduced from four to three in 2015 and was reduced to two on July 1, 2016. The rate differential between the highest and lowest tiers was reduced from approximately 2.4 times to 2.18 times in 2015, and will reduce to 1.25 times by as early as 2019. The decision also directs the utilities to pursue expanded time of use rates and implements a super user electric (SUE) surcharge in 2017 for usage that exceeds average customer usage by approximately 400 percent. The decision still allows the utilities to seek a fixed charge, but sets certain conditions for its implementation, which would be no sooner than 2020. The changes implemented should result in significant rate relief for higher-use SDG&E customers who do not exceed the SUE threshold and will result in a rate structure that better aligns rates with the actual cost to serve customers.
In July 2014, the CPUC initiated a rulemaking proceeding to develop a successor tariff to the state's existing net energy metering (NEM) program pursuant to the provisions of AB 327, which required the CPUC to establish a revised NEM tariff or similar program by December 31, 2015. The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation. It was originally established in California in 1995 with the adoption of SB 656, as codified in Section 2827 of the Public Utilities Code. Currently, customers who install and operate eligible renewable generation facilities of one megawatt or less may choose to participate in the NEM program. Under NEM, customer-generators receive a full retail-rate for the energy they generate that is fed back to the utility's power grid. This occurs during times when the customer's generation exceeds their own energy usage. In addition, if a NEM customer generates any electricity over the annual measurement period that exceeds their annual consumption, they receive compensation at a rate equal to a wholesale energy price.
In August 2015, SDG&E proposed a successor NEM tariff that is intended to ensure that all NEM customers pay for the grid and other services they receive, supports the continued growth and adoption of distributed energy resources and helps California meet its energy policy goals. In January 2016, SDG&E, Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (Edison) filed a joint recommendation to continue the pursuit of a fair and equitable rate structure for all customers. Subsequently in January 2016, the CPUC adopted a final decision in the case that makes modest changes now to require NEM customers to pay some costs that would otherwise be borne by non-NEM customers and moves new NEM customers to time-of-use rates. Together with a reduction in tiered rate differentials and the potential implementation of a fixed charge discussed under electric rate reform, the NEM successor tariff begins a process of reducing the cost burden on non-NEM customers. In March 2016, SDG&E, Edison, PG&E, TURN and the California Coalition of Utility Employees filed applications with the CPUC requesting rehearing of its January 2016 decision. A CPUC decision on the rehearing requests is expected in 2016. SDG&E implemented the adopted successor NEM tariff in July 2016, after reaching the 617-MW cap established for the prior NEM program.
Appropriate NEM reform is necessary to ensure that SDG&E is authorized to recover, from NEM customers, the costs incurred in providing grid and energy services, as well as mandated legislative and regulatory public policy programs. SDG&E believes this design would be preferable to recovering these costs from customers not participating in NEM. If NEM self-generating installations were to increase substantially between 2016 and 2019 when more significant reforms are to take effect, the rate structure adopted by the CPUC could have a material adverse effect on SDG&E's business, cash flows, financial condition, results of operations and/or prospects. For additional discussion, see "Risk Factors" in the Annual Report.
California Senate Bill 350
SB 350, signed into law in October 2015, creates new requirements for the utilities in the areas of renewable procurements, energy efficiency, resource planning, and electric vehicle (EV) infrastructure. Specifically, the state mandated renewable portfolio standard will be raised to 50 percent by 2030 and requires all load serving entities, including SDG&E, to file integrated resource plans that will ultimately enable the electric sector to achieve reductions in greenhouse gas emissions of 40 percent compared to 1990 levels by 2030. SB 350 also clearly specifies that the utilities will be asked to file applications with the CPUC that highlight how they can help with the development and expansion of the electric charging infrastructure necessary to support the growth of the EV market expected due to the state's alternative fuel vehicle policy initiative. SB 350 also enhances focus on improving efficiency in older buildings. We expect to meet the higher renewable portfolio standard and greenhouse gas emissions reductions requirement and are supportive of greater infrastructure development to support electric vehicle charging. Our Electric Vehicle Charging Program, which we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, does not include potential additional opportunities associated with SB 350.
SoCalGas Matters
Aliso Canyon Natural Gas Storage Facility Gas Leak
In October 2015, SoCalGas discovered a leak at one of its injection and withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility, located in Los Angeles County, which has been operated by SoCalGas since 1972. SoCalGas worked closely with several of the world's leading experts to stop the leak, including planning and obtaining all necessary approvals for drilling relief wells. On February 18, 2016, the California Department of Conservation's Division of Oil, Gas, and Geothermal Resources (DOGGR) confirmed that the well was permanently sealed.
Pursuant to a stipulation and court order and in response to claims made pursuant to lawsuits described below, SoCalGas provided temporary relocation support to residents in the nearby community who requested it before the well was permanently sealed. In connection with the temporary relocation support, on April 27, 2016, the California Superior Court (Superior Court) ordered an extension of the relocation support term pending the completion of the DPH's indoor testing. Following the release of the results of the DPH's indoor testing of homes in the Porter Ranch community, which concluded that indoor conditions did not present a long-term health risk and that it was safe for residents to return home, the Superior Court issued an order on May 20, 2016, as supplemented by the Superior Court on May 25, 2016, ruling that:  (1) currently relocated residents be given the choice to request residence cleaning, to be performed according to the DPH's proposed protocol and at SoCalGas' expense, and (2) the relocation program for currently relocated residents would terminate. As of July 24, 2016, the relocation program has ended.
Apart from the Superior Court order, on May 13, 2016, the DPH also issued a directive that SoCalGas professionally clean (in accordance with the proposed protocol prepared by the DPH) the homes of all residents located within the Porter Ranch Neighborhood Council boundary, or who have participated in the relocation program, or who are located within a five mile radius of the Aliso Canyon natural gas storage facility and have experienced symptoms from the natural gas leak (the Directive). SoCalGas does not believe that the DPH has the authority to issue the Directive and has filed a petition for writ of mandate to set aside the Directive.
The total costs incurred to remediate and stop the leak and to mitigate local community impacts are significant and may increase, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas' and Sempra Energy's cash flows, financial condition and results of operations.
Various governmental agencies including the DOGGR, DPH, SCAQMD, CARB, California Division of Occupational Safety and Health (DOSH), CPUC, the Los Angeles Regional Water Quality Control Board, Pipeline and Hazardous Materials Safety Administration (PHMSA), U.S. Environmental Protection Agency (EPA), Los Angeles District Attorney's Office, and California Attorney General's Office, are investigating this incident.
As of July 28, 2016, 181 lawsuits have been filed (177 in Los Angeles County Superior Court, 2 in San Diego County Superior Court, and 2 in the United States District Court for the Southern District of California) against SoCalGas, some of which have also named Sempra Energy, and, in derivative and securities law claims on behalf of Sempra Energy and/or SoCalGas, against certain officers and directors of Sempra Energy and/or SoCalGas. These various lawsuits assert causes of action for negligence, negligence per se, strict liability, property damage, fraud, public and private nuisance (continuing and permanent), trespass, breach of fiduciary duties, inverse condemnation, fraudulent concealment, loss of consortium and violation of federal securities laws, among other things, and additional litigation may be filed against us in the future related to this incident. Many of these complaints seek class action status, compensatory and punitive damages, injunctive relief, costs of future medical monitoring and attorneys' fees. Pursuant to the parties' agreement, the court ordered that the individual and business entity plaintiffs would proceed by filing two consolidated master complaints, one for the individual tort cases, and a second for the class action cases. The Los Angeles City Attorney and Los Angeles County Counsel have also filed a complaint on behalf of the people of the State of California against SoCalGas for public nuisance and violation of the California Unfair Competition Law. The California Attorney General, acting in her independent capacity and on behalf of the people of the State of California and the CARB, joined this lawsuit. The complaint, as amended, includes allegations of violations of California Health and Safety Code sections 41700, prohibiting discharge of air contaminants that cause annoyance to the public, and 25510, requiring reporting of the release of hazardous material, as well as California Government Code section 12607 for equitable relief for the protection of natural resources. The complaint seeks an order for injunctive relief, to abate the public nuisance, and to impose civil penalties. The SCAQMD also filed a complaint against SoCalGas seeking civil penalties for alleged violations of several nuisance-related statutory provisions arising from the leak and delays in stopping the leak. That suit seeks up to $250,000 in civil penalties for each day the violations occurred. On July 13, 2016, the SCAQMD amended its complaint to seek a declaration that SoCalGas is required to pay the costs of a longitudinal study of the health of persons exposed to the gas leak.
All of these cases, other than the derivative and securities law claims, are coordinated before a single court in the Los Angeles County Superior Court for pretrial management. As ordered by the court in the coordination proceeding, on July 25, 2016, the individuals and business entities asserting tort claims filed a Consolidated Case Complaint for Individual Actions through which their separate lawsuits will be managed for pretrial purposes, asserting causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment and loss of consortium against SoCalGas, with certain causes also naming Sempra Energy. The consolidated complaint seeks compensatory and punitive damages for personal injuries, property damage and diminution in property value, a temporary injunction, costs of future medical monitoring, and attorneys' fees.
On February 2, 2016, the Los Angeles District Attorney's Office filed a misdemeanor criminal complaint against SoCalGas seeking penalties and other remedies for alleged failure to provide timely notice of the leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a), and for violating California Health and Safety Code section 41700 prohibiting discharge of air contaminants that cause annoyance to the public. On February 16, 2016, SoCalGas pled not guilty to the complaint. No trial date has been set.
On July 25, 2016, the County of Los Angeles, on behalf of itself and the people of the State of California, filed a complaint against SoCalGas in the Los Angeles County Superior Court for public nuisance, unfair competition, breach of franchise agreement, breach of lease, and damages. This suit alleges that the four natural gas storage fields operated or formerly operated by SoCalGas in Los Angeles County require safety upgrades, including the installation of sub-surface safety shut-off valves on every well. It additionally alleges that SoCalGas failed to comply with the Directive. It seeks preliminary and permanent injunctive relief, civil penalties, and damages for the County's costs to respond to the leak, as well as punitive damages and attorneys' fees.
The costs of defending against these civil and criminal lawsuits and cooperating with these investigations, and any damages, restitution, and civil and criminal fines, costs and other penalties, if awarded or imposed, could be significant and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, could have a material adverse effect on SoCalGas' and Sempra Energy's cash flows, financial condition and results of operations.
On January 6, 2016, the Governor of the State of California issued the Governor's Order proclaiming a state of emergency to exist in Los Angeles County due to the natural gas leak at the Aliso Canyon facility. The Governor's Order implements various orders with respect to:
▪	stopping the leak;
▪	protecting public health and safety;
▪	ensuring accountability; and
▪	strengthening oversight.
We provide further detail regarding the Governor's Order and CARB's Aliso Canyon Methane Leak Climate Impacts Mitigation Program, issued pursuant to the Governor's Order, in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.
On January 23, 2016, the Hearing Board of the SCAQMD ordered SoCalGas to, among other things, stop the leak, control the release of natural gas into the air, and conduct air monitoring and public health studies. We provide further detail regarding the SCAQMD's order in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.
On January 25, 2016, the DOGGR and CPUC selected Blade Energy Partners to conduct an independent analysis under their supervision and to be funded by SoCalGas to investigate the technical root cause of the Aliso Canyon leak. We expect the root cause analysis to be completed in late 2016 or early 2017, but the timing is dependent on the DOGGR and the CPUC. In addition, effective February 5, 2016, the DOGGR amended the California Code of Regulations to require all underground natural gas storage facility operators, including SoCalGas, to take further steps to help ensure the safety of their gas storage operations. On July 8, 2016, DOGGR issued a Discussion Draft of new permanent regulations for all storage fields in California.
On April 1, 2016, the Secretary of the U.S. Department of Energy (DOE) and PHMSA jointly announced the formation of an Interagency Task Force on Natural Gas Storage Safety in response to the leak at Aliso Canyon to assess and make recommendations on best practices, response plans and safe operation of gas storage facilities. On June 22, 2016, President Obama signed the "Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016" or the "PIPES Act of 2016." Each of the PHMSA, DOGGR, SCAQMD, EPA and CARB has commenced separate rulemaking proceedings to adopt further regulations covering natural gas storage facilities and injection wells. We provide further details regarding the PIPES Act and regulations issued by DOGGR following the Governor's Order, in Note 11 of the Notes to the Condensed Consolidated Financial Statements herein.
On June 10, 2016, DOSH issued four citations to SoCalGas alleging violations of various regulations, including that SoCalGas failed to ensure that testing and inspection of well casing and tubing at the Aliso Canyon storage facility complied with testing and inspection requirements, with total penalties of $60,800. On June 27, 2016, SoCalGas filed an appeal of all four citations on the grounds that no violations of the cited regulations occurred, the citations are all preempted by federal law, the citations were not issued in a timely manner, and two of the citations are duplicative.
The California legislature has enacted and the Governor has signed SB 380, which among other things: (1) continues the prohibition against SoCalGas injecting any natural gas into the Aliso Canyon natural gas storage facility until a comprehensive review of the safety of the gas storage wells at the facility is completed by governmental agencies; (2) requires the CPUC, in consultation with various governmental agencies and other entities, to determine the range of working gas necessary in Aliso Canyon to ensure safety and reliability for the region and just and reasonable rates in California, and publish a report with such determination for public review and comment; and (3) requires the CPUC, no later than July 1, 2017, to open a proceeding to determine the feasibility of minimizing or eliminating use of the Aliso Canyon natural gas storage facility, while still maintaining energy and electric reliability for the region.
Additional hearings in the state legislature, as well as with various other federal and state regulatory agencies, have been or are expected to be scheduled, additional legislation has been proposed in the state legislature, and additional laws, orders, rules and regulations may be adopted. The Los Angeles County Board of Supervisors has formed a task force to review and potentially implement new, more stringent land use (zoning) requirements and associated regulations and enforcement protocols for oil and gas activities, including natural gas storage field operations. Such new requirements could materially affect new or modified uses of the Aliso Canyon and other natural gas storage fields located in the County, including review under the California Environmental Quality Act and mitigation of environmental impacts associated with new and modified uses of the fields.
Higher operating costs and additional capital expenditures incurred by SoCalGas as a result of new laws, orders, rules and regulations arising out of this incident could be significant and to the extent not covered by insurance or recoverable in customer rates, such costs could have a material adverse effect on SoCalGas' and Sempra Energy's cash flows, financial condition and results of operations.
Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer, as well as heating needs in the winter. Aliso Canyon, with a storage capacity of 86 billion cubic feet (Bcf), is the largest SoCalGas storage facility and an important element of SoCalGas' delivery system. Aliso Canyon represents 63 percent of SoCalGas' owned natural gas storage inventory capacity. SoCalGas has not injected natural gas into Aliso Canyon since October 25, 2015, in accordance with the Governor's Order, but in conflict with the CPUC's reliability-based direction. On March 4, 2016, the DOGGR issued Order 1109, Order to Take Specific Actions Regarding Aliso Canyon Gas Storage Facility (Safety Review Testing Regime). On April 7, 2016, SoCalGas announced its safety framework to comply with the DOGGR Order 1109, which consists of phased testing for each of the active injection wells in the Aliso Canyon storage facility. SoCalGas will continue this moratorium on further injections until all required approvals have been obtained.
If the Aliso Canyon facility were to be taken out of service for any meaningful period of time, it could result in an impairment of the facility, significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2016, the Aliso Canyon facility has a net book value of $441 million, including $199 million of construction work in progress for the project to construct a new compression station. Any significant impairment of this asset could have a material adverse effect on SoCalGas' and Sempra Energy's results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates, and SoCalGas' and Sempra Energy's results of operations, cash flows and financial condition may be materially adversely affected.
On March 17, 2016, the CPUC issued a decision directing SoCalGas to establish a memorandum account to prospectively track its authorized revenue requirement and all revenues that it receives for its normal, business-as-usual costs to own and operate the Aliso Canyon gas storage field. The CPUC will determine at a later time whether, and to what extent, the tracked revenues may be refunded to ratepayers. Pursuant to the CPUC's decision, on March 24, 2016, SoCalGas filed an advice letter requesting to establish a memorandum account to track all business-as-usual costs to own and operate the Aliso Canyon storage field, which has been protested by TURN and SCGC. On April 22, 2016, the CPUC's Energy Division issued a suspension notice for SoCalGas' advice letter citing the need for additional time for staff review.
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
Our estimate at June 30, 2016 of $717 million of certain costs in connection with the Aliso Canyon storage facility leak may rise significantly as more information becomes available, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on Sempra Energy's and SoCalGas' cash flows, financial condition and results of operations. In addition, any costs not included in the $717 million estimate, could be material, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), could have a material adverse effect on Sempra Energy's and SoCalGas' cash flows, financial condition and results of operations.
We discuss this matter further in Note 11 of the Notes to Condensed Consolidated Financial Statements herein and in "Risk Factors" in the Annual Report.
Industry Developments and Capital Projects
We describe capital projects, electric and natural gas regulation and rates, and other pending proceedings and investigations that affect the California Utilities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA INTERNATIONAL

As we discuss in "Cash Flows from Investing Activities," our investments will significantly impact our future performance. In addition to the discussion below, we provide information about these investments in "Capital Resources and Liquidity" herein and in our Annual Report.

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
Revenues at Chilquinta Energía are based on rates set by the National Energy Commission (Comisión Nacional de Energía). The current rates for sub-transmission, in effect since 2011, and previously extended to cover 2015, have been further extended until December 2017. The next rate reviews for sub-transmission are scheduled to be completed, with tariff adjustments also going into effect, in January 2018 and will cover the period from January 2018 to December 2019. A change in law issued in July 2016 will change the rate methodology for sub-transmission beginning in 2020. The next rate reviews for distribution are scheduled to be completed, with tariff adjustments also going into effect, in November 2016 and will cover the period from November 2016 to October 2020.
Luz del Sur serves primarily regulated customers, and revenues are based on rates set by the Energy and Mining Investment Supervisory Body (Organismo Supervisor de la Inversión en Energía y Minería). The next rate reviews are scheduled to be completed in 2017 and will cover the period from November 2017 to October 2021.
We discuss revenues at Sempra South American Utilities in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report. We discuss the impact of tax reform in Chile and Peru in "Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report.
Sempra Energy has a combined $761 million in goodwill recorded at June 30, 2016 related to Chilquinta Energía and Luz del Sur. Goodwill is subject to impairment testing annually, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in our Annual Report.
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
Sempra South American Utilities has a U.S. dollar-denominated loan to Eletrans S.A., its affiliate, totaling $79 million outstanding at June 30, 2016 to provide project financing for the construction of transmission lines.
The projects will be financed by the joint venture partners during construction. Other financing may be pursued upon completion of the projects.
Luz del Sur. Luz del Sur has received regulatory approval for an amended transmission investment plan that includes the development and operation of four substations and their related transmission lines in Lima. We estimate that the project will cost approximately $150 million and be in service in 2016 and 2017 as portions are completed. In May 2016, Luz del Sur received regulatory approval for a second transmission investment plan that includes the development and operation of five substations and their related transmission lines in Lima. We estimate that the project will cost approximately $130 million and will be in service beginning in 2017 through 2020 as portions are completed. Once in operation, the capitalized cost of the projects will earn the regulated return for 30 years. The projects will be financed through Luz del Sur's existing debt program in Peru's capital markets.

Sempra Mexico

Overview
Sempra Mexico is expected to provide earnings from construction projects and from joint venture investments. We expect projects, joint venture investments and dividends in Mexico to be funded by available funds, including credit facilities, and funds internally generated by the Mexico businesses, securities issuances, project financing, interim funding from the parent, partnering in joint ventures and proceeds from the planned sale of its TdM natural gas-fired power plant.
IEnova and PEMEX are 50-50 partners in the joint venture Gasoductos de Chihuahua S. de R.L. de C.V. (GdC). In July 2015, IEnova entered into an agreement to purchase PEMEX's 50-percent interest in GdC. In July 2016, IEnova announced the parties reached an agreement to restructure the transaction in order to satisfy conditions imposed by Mexico's antitrust commission. Subject to final approval by the Mexico antitrust commission, IEnova expects to move forward with the acquisition of GdC's assets, for a purchase price of approximately $1.1 billion. The transaction remains subject to satisfactory completion of the Mexican antitrust review and customary closing conditions, and may require further approvals from other Mexican authorities. We expect the transaction to close in the third quarter of 2016.
IEnova currently accounts for its 50-percent interest in GdC as an equity method investment. At closing, GdC will become a wholly owned, consolidated subsidiary of IEnova. We anticipate that we will recognize a noncash gain associated with the remeasurement of our equity interest in GdC upon consummation of the transaction; however, as the assets to be included in the transaction are not yet confirmed and the valuation of such assets is not finalized, we are unable to reasonably estimate the gain at this time.
Sempra Energy has committed to provide interim financing to close the transaction. We expect to ultimately finance the acquisition with a combination of debt and equity at IEnova based on market conditions.

We discuss the pending acquisition further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.
The sharp decline in crude oil prices beginning in late 2014 and continuing into 2016, as well as low natural gas prices, have had a negative impact on PEMEX's revenues, income and cash flows. Certain rating agencies have expressed several concerns regarding PEMEX's financial condition, including the total amount of PEMEX's debt and the significant increase in PEMEX's indebtedness over the last several years, as well as its substantial unfunded reserve for retirement pensions and seniority premiums. In November 2015, a major U.S. credit rating agency revised PEMEX's global foreign currency and local currency credit ratings from A3 to Baa1 and changed the outlook for its credit ratings to negative. In March 2016, the same major credit rating agency further downgraded PEMEX's global foreign currency and local currency credit ratings from Baa1 to Baa3. In May 2016, in connection with a proposed debt offering by PEMEX, the same major credit agency reaffirmed that the outlook on PEMEX's credit ratings remains negative. PEMEX is also subject to the control of the Mexican government, which could limit its ability to satisfy its external debt obligations. Although PEMEX is a State Productive Enterprise of Mexico, its financing obligations are not guaranteed by the Mexican government. As both a partner in the GdC joint venture and a customer with capacity contracts for transportation services on Sempra Mexico's ethane and propane pipelines, if PEMEX were unable to meet any or all of its obligations to Sempra Mexico, it could have a material adverse effect on Sempra Energy's financial condition, results of operations and cash flows.
In February 2016, management approved a plan to market and sell Sempra Mexico's TdM, a 625-MW natural gas-fired power plant located in Mexicali, Baja California, Mexico. As a result, we stopped depreciating the plant and classified the plant as an asset held for sale, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. We expect to complete the sale in the second half of 2016.
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
In 2014, the GdC joint venture and affiliates of PEMEX executed agreements for the development of Los Ramones Norte, a natural gas pipeline of approximately 280 miles and two compression stations, which connects with the first phase of Los Ramones and runs to the vicinity of San Luis Potosi, with an estimated cost of $1.45 billion. The GdC joint venture has a 50-percent interest in the project. The pipeline began commercial operation in February 2016. The two compression stations began operations in June 2016. The pipeline's capacity is fully contracted under a 25-year transportation services agreement with the National Center of Natural Gas Control (Centro Nacional de Control de Gas Natural, or CENAGAS), denominated in Mexican pesos, indexed to the U.S. dollar and adjusted annually for inflation and fluctuation of the exchange rate. The transportation services agreement was transferred from PEMEX to CENAGAS in January 2016.
Sempra Mexico has loans to an affiliate of its joint venture with PEMEX totaling $88 million outstanding at June 30, 2016 to finance a portion of its investment in the Los Ramones Norte pipeline project.
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
In May 2016, IEnova entered into a natural gas transportation services agreement with CFE for a 21-year term, denominated in U.S. dollars, for 100 percent of the transport capacity of the Empalme Lateral pipeline, equal to 226 million cubic feet (MMcf) per day. IEnova will be responsible for the development, construction and operation of the approximately 12-mile pipeline, with an estimated cost of $12 million. We expect the pipeline to begin operations in the first half of 2017.
In June 2016, Infraestructura Marina del Golfo, a joint venture between IEnova and a subsidiary of TransCanada Corporation (TransCanada), was awarded the right to build, own and operate the Sur de Texas – Tuxpan natural gas pipeline by the CFE. IEnova has a 40-percent interest in the project and TransCanada owns the remaining 60-percent interest. The project has an estimated cost of $2.1 billion, is expected to be completed in late 2018 and is fully contracted under a 25-year natural gas transportation service contract, denominated in U.S. dollars, with the CFE.
IEnova continues to monitor CFE project opportunities and carefully analyze CFE bids in order to participate in those that fit its overall growth strategy. Competition for recent pipeline projects has been intense with numerous bidders competing aggressively for these projects. There can be no assurance that IEnova will be successful in bidding for new CFE projects.
The ability to successfully complete pipeline projects, like other major construction projects, is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see "Risk Factors" in our Annual Report.
Energía Sierra Juárez
In June 2015, we began commercial operations of the first phase of the Energía Sierra Juárez wind generation project, a 50-percent joint venture with InterGen N.V. The project is designed to provide up to 1,200 MW of capacity if fully developed. The 155-MW first phase of the Energía Sierra Juárez wind generation project is fully contracted by SDG&E. Future expansion of Energía Sierra Juárez will depend, among other factors, on the ability to obtain additional power purchase contracts.
Sempra Mexico has a U.S. dollar-denominated loan to Energía Sierra Juárez, its affiliate, totaling $17 million outstanding at June 30, 2016 to finance the first phase of the project.
Energía Costa Azul LNG Terminal
In February 2015, Sempra Natural Gas, IEnova, and a subsidiary of PEMEX entered into a Memorandum of Understanding (MOU) to collaborate in the development of a natural gas liquefaction project at IEnova's existing regasification terminal at Energía Costa Azul. The MOU defines the basis for the parties to explore PEMEX's participation in this potential liquefaction project, including joining efforts on its development and structuring agreements that would allow opportunities for PEMEX to become a customer, natural gas supplier and investor; we have also started to share development costs with PEMEX. Energía Costa Azul has profitable long-term regasification contracts for 100 percent of the facility, making the decision to pursue a new liquefaction facility dependent in part on whether the investment in a new liquefaction facility would, over the long term, be more beneficial than continuing to supply regasification services under our existing contracts. Development of this project is subject to a number of risks and uncertainties, including the receipt of a number of permits and regulatory approvals; finding suitable partners and customers; obtaining financing; negotiating and completing suitable commercial agreements, including joint venture agreements, tolling capacity agreements and construction contracts; reaching a final investment decision; and other factors associated with this potential investment. See "Risk Factors" in our Annual Report.

SEMPRA U.S. GAS & POWER
Sempra Renewables
Overview
Sempra Renewables is developing and investing in renewable energy generation projects that have long-term contracts with electric load serving entities, which provide electric service to end-users and wholesale customers. The renewable energy projects have planned in-service dates through 2017. These projects require construction financing which may come from a variety of sources including operating cash flow, project financing, funds from the parent, partnering in joint ventures, and other forms of equity sales, including tax equity. The varying costs of these alternative financing sources impact the projects' returns.
Sempra Renewables' future performance and the demand for renewable energy is impacted by various market factors, most notably state mandated requirements to deliver a portion of total energy load from renewable energy sources. The rules governing these requirements are generally known as the Renewables Portfolio Standard (RPS). Additionally, the phase out or extension of U.S. federal income tax incentives, primarily investment tax credits and production tax credits, and grant programs could significantly impact future renewable energy resource availability and investment decisions.
Apple Blossom Wind Project
In July 2016, Sempra Renewables acquired the Apple Blossom Wind project, a 100-MW wind farm currently under development in Huron County, Michigan. Consumers Energy has contracted for all of the energy generated from the project for 15 years upon project completion, which is expected by the end of 2017.
Black Oak Getty Wind Project
In March 2015, Sempra Renewables acquired the Black Oak Getty Wind project, a 78-MW wind farm currently under construction in Stearns County, Minnesota. Sempra Renewables is completing the construction of the wind farm, and we expect the project to be fully operational by the end of 2016. Minnesota Municipal Power Agency has contracted for the energy generated from the project for 20 years upon project completion.
Copper Mountain Solar
Copper Mountain Solar is a photovoltaic generation facility operated and under construction by Sempra Renewables in Boulder City, Nevada. When fully developed and constructed, the project will be capable of producing up to approximately 550 MW of solar power, with 458 MW currently in operation, of which Sempra Renewables has 50-percent ownership of 400 MW through joint venture partnerships, and 100-percent ownership of the 58-MW facility. It is being developed in multiple phases as power sales become contracted.
In July 2014, Sempra Renewables signed a 20-year power purchase agreement (PPA) with Edison for all of the solar power from Copper Mountain Solar 4 beginning in 2020. The CPUC approved the PPA in March 2015. We expect Copper Mountain Solar 4 to be in service by the end of 2016. Sempra U.S. Gas & Power will market the output from Copper Mountain Solar 4 before the start of the Edison contract term. Copper Mountain Solar 4 will total 94 MW when completed.
Mesquite Solar
Mesquite Solar is a photovoltaic generation facility under construction by Sempra Renewables in Maricopa County, Arizona. If fully developed and constructed, the project will be capable of producing up to approximately 700 MW of solar power, with 150 MW currently in operation in a joint venture with Consolidated Edison Development (Mesquite Solar 1). In June 2015, Sempra Renewables signed a 20-year power sale agreement with Edison for 100 MW of solar power from the second phase of Mesquite Solar (Mesquite Solar 2). The CPUC approved the PPA in December 2015. In July 2015, Sempra Renewables signed a 25-year PPA with the Western Area Power Administration on behalf of the U.S. Department of the Navy for 150 MW of solar power from the third phase of Mesquite Solar (Mesquite Solar 3). We expect Mesquite Solar 2 and 3 to be in service by the end of 2016.
Sempra Natural Gas
Natural Gas Storage
Our natural gas storage assets include operational and development assets at Bay Gas in Alabama and Mississippi Hub in Mississippi, as well as our development project, LA Storage, LLC (LA Storage) in Louisiana. LA Storage could be positioned to support LNG export from the Cameron LNG JV terminal (discussed in "Cameron Liquefaction" below) and other liquefaction projects, if anticipated cash flows support further investment. However, changes in the U.S. natural gas market could also lead to diminished natural gas storage values.
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
We perform recovery testing of our recorded asset values when market conditions indicate that such values may not be recoverable. In the event such values are not recoverable, we would consider the fair value of these assets relative to their recorded value. To the extent the recorded (carrying) value is in excess of the fair value, we would record a noncash impairment charge. The recorded value of our long-lived natural gas storage assets at June 30, 2016 is $1.5 billion. A significant impairment charge related to our gas storage assets would have a material adverse effect on our results of operations in the period in which it is recorded.
Sempra Natural Gas has 42 Bcf of operational working natural gas storage capacity (20 Bcf at Bay Gas and 22 Bcf at Mississippi Hub). Sempra Natural Gas' natural gas storage facilities and projects include
▪
Bay Gas, a facility located 40 miles north of Mobile, Alabama, that provides underground storage and delivery of natural gas. Sempra Natural Gas owns 91 percent of the project. It is the easternmost salt dome storage facility on the Gulf Coast, with direct service to the Florida market and markets across the Southeast, Mid-Atlantic and Northeast regions.

▪
Mississippi Hub, located 45 miles southeast of Jackson, Mississippi, an underground salt dome natural gas storage project with access to shale basins of East Texas and Louisiana, traditional gulf supplies and LNG, with multiple interconnections to serve the Southeast and Northeast regions.

▪
LA Storage, a salt cavern development project in Cameron Parish, Louisiana. Sempra Natural Gas owns 77 percent of the project and ProLiance Transportation LLC owns the remaining 23 percent. The project's location provides access to several LNG facilities in the area.

Natural Gas Distribution Utilities
In April 2016, Sempra Natural Gas signed a definitive agreement to sell 100 percent of the outstanding equity of EnergySouth, the parent company of Mobile Gas and Willmut Gas. We expect to receive cash proceeds of approximately $323 million, subject to normal adjustments at closing, and the buyer will assume existing debt of approximately $67 million. In the second quarter of 2016, we reclassified the assets and liabilities of EnergySouth to held for sale. We expect to recognize an after-tax gain on the sale of approximately $70 million. The transaction is subject to customary regulatory approvals. In addition, the State of Missouri Public Service Commission (MPSC) in July 2016 opened an investigation into whether the transaction will have any effect on Missouri ratepayers and is subject to MPSC's jurisdiction. We expect the sale to close in 2016. We discuss this transaction in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.
Cameron Liquefaction
Cameron LNG JV Three-Train Liquefaction Project. We discuss the 2014 formation of the Cameron LNG JV, including the contribution of our share of equity to the joint venture through the contribution of the Cameron LNG, LLC regasification terminal in Hackberry, Louisiana, in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. The existing regasification terminal is capable of processing 1.5 Bcf of natural gas per day and it currently generates revenue under a terminal services agreement for approximately 3.75 Bcf of natural gas storage and associated send-out rights of approximately 600 MMcf of natural gas per day through 2029. The agreement allows the customer to pay capacity reservation and usage fees to use the facilities to receive, store and regasify the customer's LNG. As described below, we expect this agreement to be terminated during the first half of 2017 due to progress on the construction of the three-train liquefaction project. Sempra Natural Gas also may enter into short-term supply agreements to purchase LNG to be received, stored, and regasified at the terminal for sale to other parties.
The current liquefaction project under construction, which will utilize Cameron LNG JV's existing facilities, is comprised of three liquefaction trains designed to a nameplate capacity of 13.9 million tonnes per annum (Mtpa) of LNG with an expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. We expect the project to achieve commercial operation of all three trains in 2018, and have the first year of full operations in 2019. The anticipated incremental investment in the three-train liquefaction project is estimated to be approximately $7 billion, including the cost of the lump-sum, turnkey construction contract, development engineering costs and permitting costs, but excluding capitalized interest and other financing costs. The majority of the incremental investment will be project-financed and the balance provided by the project partners. We expect that our remaining equity requirements to complete the project will be met by a combination of our share of cash generated from each liquefaction train as it comes on line and additional cash contributions. If construction, financing or other project costs are higher than we currently expect, we may have to contribute additional cash exceeding our current expectations. The total cost of the facility, including the cost of our original facility plus interest during construction, financing costs and required reserves, is estimated to be approximately $10 billion.
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
Large-scale construction projects like the design, development and construction of the Cameron LNG JV liquefaction facility involve numerous risks and uncertainties, including among others, the potential for unforeseen engineering problems, substantial construction delays and increased costs. As noted above, Cameron LNG JV has a turnkey EPC contract with a joint venture between CB&I Shaw Constructors, Inc. and Chiyoda International Corporation. If the contractor becomes unwilling or unable to perform according to the terms and timetable of the EPC contract, Cameron LNG JV would be required to engage a substitute contractor, which would result in project delays and increased costs, which could be significant. For a discussion of these risks and other risks relating to the development of the Cameron LNG JV liquefaction project that could adversely affect our future performance, see "Risk Factors" in the Annual Report.
Cameron LNG JV has a terminal services agreement with one customer that requires the customer to pay capacity reservation and usage fees to use its facilities to receive, store and regasify the customer's LNG. There is a termination agreement in place that will result in the termination of this services agreement at the point during construction of the new liquefaction facilities where piping tie-ins to the existing regasification terminal become necessary. Based on the full notice to proceed that was issued to Cameron LNG JV's EPC contractor in October 2014, we expect this termination date to occur during the first half of 2017.
In December 2014, Cameron LNG JV filed with the DOE for authorization to match the total export volumes allowed to be exported to FTA countries under the FERC permit. This would allow for increased export from the three-train facility of up to 2.95 Mtpa. In April 2015, Cameron LNG JV filed the corresponding DOE Non-FTA permit application.
Proposed Additional Cameron Liquefaction Expansion. Cameron LNG JV is also pursuing the permitting to expand the current configuration from the current three liquefaction trains under construction. The expansion project is expected to include up to two additional liquefaction trains, capable of increasing LNG production capacity by approximately 9 Mtpa to 10 Mtpa, and up to two additional full containment LNG storage tanks (one of which was permitted with the original three-train project). In February 2015, Cameron LNG JV filed the DOE FTA application and the pre-filing application at FERC for two additional trains and the one LNG storage tank. In May 2015, the joint venture filed a corresponding DOE Non-FTA permit application. In July 2015, Cameron LNG JV received approval of the DOE FTA application. In September 2015, Cameron LNG JV submitted the FERC application and was formally noticed by FERC in October 2015. In February 2016, Cameron LNG JV received the FERC environmental assessment and in May 2016, received the FERC permit. In July 2016, Cameron LNG JV received the authorization to export LNG to countries that do not have a free-trade agreement with the U.S.
Under the Cameron LNG JV financing agreements, expansion of the Cameron LNG JV facilities beyond the first three trains is subject to certain restrictions and conditions, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. One of the partners indicated to Sempra Energy and the other partners that it currently does not want to invest additional capital in Cameron LNG JV with respect to the expansion. As a result, alternatives are being developed and negotiated with all partners to allocate the required equity, commitments and guarantees to the remaining three partners that are supportive of the development of the expansion and to secure the consent of all of the partners to allow the expansion to proceed. These activities have contributed to delays in developing firm pricing information and securing customer commitments. In light of these developments, the decision to reach a final investment decision could be delayed beyond the first half of 2017. Failure to obtain the unanimous consent of all of our partners to move forward on the expansion project or to obtain the necessary customer commitments could further delay this project.
The expansion of the Cameron LNG JV facilities beyond the first three trains is subject to a number of risks and uncertainties, including obtaining customer commitments, completing the required commercial agreements, amending the Cameron LNG JV agreement among the partners, securing all necessary permits, approvals and consents, obtaining financing, reaching a final investment decision among the Cameron LNG JV partners, and other factors associated with the potential investment. See "Risk Factors" in the Annual Report.
We discuss the deconsolidation of Cameron LNG, LLC, the Cameron LNG JV project financing obligations and Sempra Energy's completion guarantee further in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Other LNG Liquefaction Development
Design, regulatory and commercial activities are ongoing for potential LNG liquefaction developments at Sempra Mexico's Energía Costa Azul facility and at our Port Arthur, Texas site. For these development projects, we have met with potential customers and determined there is an interest in long-term contracts for LNG supplies beginning in the 2021 to 2025 time frame.
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
Development of the Port Arthur LNG liquefaction project is subject to a number of risks and uncertainties, including completing the required commercial agreements, such as joint venture agreements, tolling capacity agreements or gas supply and LNG sales agreements; completing construction contracts; securing all necessary permits and approvals; obtaining financing and incentives; reaching a final investment decision; and other factors associated with the potential investment. See "Risk Factors" in the Annual Report.
Energía Costa Azul. We further discuss Sempra Natural Gas' participation in potential LNG liquefaction development at Sempra Mexico's Energía Costa Azul facility above under "Sempra Mexico − Energía Costa Azul LNG Terminal."
LNG Liquefaction Development Costs
Total expenditures on LNG liquefaction development for the six months ended June 30, 2016 were $21 million, including capitalized costs of $11 million (pretax). After-tax LNG development costs expensed for the three months and six months ended June 30, 2016 were $2 million and $6 million, respectively. We expect to expense approximately $20 million to $25 million, after-tax, in 2016 for liquefaction and LNG integrated midstream development costs.
RBS SEMPRA COMMODITIES
In three separate transactions in 2010 and one in early 2011, we and The Royal Bank of Scotland plc (RBS), our partner in the RBS Sempra Commodities joint venture, sold substantially all of the businesses and assets of our commodities-marketing partnership. The investment balance of $67 million at June 30, 2016 reflects remaining distributions expected to be received from the partnership as it is dissolved. The amount of distributions, if any, may be impacted by the matters we discuss related to RBS Sempra Commodities under "Other Litigation" in Note 11 of the Notes to Condensed Consolidated Financial Statements herein. In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership.

OTHER SEMPRA ENERGY MATTERS

We may be further impacted by depressed and rapidly changing economic conditions. These conditions may also affect our counterparties. Moreover, the dollar may fluctuate significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. We discuss "Concentration of Credit Risk" in Note 11 of the Notes to Condensed Consolidated Financial Statements herein, "Impact of Foreign Currency and Inflation Rates on Results of Operations" and "Foreign Currency and Inflation Rate Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and "Credit Risk," "Foreign Currency Rate Risk" and "Foreign Inflation Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. North American natural gas prices, when in decline, negatively affect profitability at Sempra Natural Gas. Also, a reduction in projected global demand for LNG could result in increased competition among those working on projects in an environment of declining LNG demand, such as the Sempra Energy-sponsored export initiatives. For a discussion of these risks and other risks involving changing commodity prices, see "Risk Factors" in the Annual Report.
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
Our future performance depends substantially on the timing and success of our business development efforts and our construction, maintenance and capital projects. We discuss this and additional matters that could affect our future performance in Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements herein, in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, and in "Risk Factors" in the Annual Report.

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

INTEREST RATE RISK

The table below shows the nominal amount of long-term debt at June 30, 2016 and December 31, 2015:

NOMINAL AMOUNT OF LONG-TERM DEBT(1)
(Dollars in millions)
	June 30, 2016			December 31, 2015
	Sempra Energy			Sempra Energy
	Consolidated	SDG&E	SoCalGas	Consolidated	SDG&E	SoCalGas
Utility fixed-rate	$7,236	$4,227	$3,009	$6,362	$3,849	$2,513
Utility variable-rate	450	450	―	455	455	―
Non-utility fixed-rate	5,972	―	―	6,780	―	―
Non-utility variable-rate	157	―	―	166	―	―
(1)	Excluding capital lease obligations, build-to-suit lease and interest rate swaps, and before reductions/increases for unamortized discount/premium and reductions for debt issuance costs.

Interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. If interest rates changed by one percent on all of Sempra Energy's effective variable-rate, long-term debt at June 30, 2016, the change in earnings over the next 12-month period ending June 30, 2017 would be $1 million (after-tax), including $1 million (after-tax) at SDG&E. These hypothetical changes in earnings are based on our long-term debt position after the effect of interest rate swaps.
We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY AND INFLATION RATE RISK

We discuss our foreign currency and inflation exposure above in "Results of Operations – Changes in Revenues, Costs and Earnings – Impact of Foreign Currency and Inflation Rates on Results of Operations" herein. We also discuss our foreign currency exposure at our Mexican and South American subsidiaries in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Foreign Currency Rate Risk" in the Annual Report. At June 30, 2016, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2015. If IEnova's potential acquisition of the remaining 50-percent interest in GdC is completed, Sempra Mexico will be subject to additional foreign currency rate risk. However, similar to our current Mexican operations, GdC's functional currency is the U.S. dollar and its assets are covered by long-term, U.S. dollar-based contracts.

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
Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the companies' internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies' internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 9, 10 and 11 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 13, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, or 2) referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in the Annual Report.

ITEM 1A. RISK FACTORS

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6. EXHIBITS

The following exhibits relate to each registrant as indicated.

EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS

Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
Stock Dividends.

San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined
Fixed Charges and Preferred Stock Dividends.

Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends.

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Southern California Gas Company
31.5	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules
13a-14 and 15d-14 of the Securities Exchange Act of 1934.

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to 18
U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to 18
U.S.C. Sec. 1350.

Southern California Gas Company
32.5	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18
U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18
U.S.C. Sec. 1350.

EXHIBIT 101 -- INTERACTIVE DATA FILE

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: August 4, 2016	By: /s/ Trevor I. Mihalik
Trevor I. Mihalik Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 4, 2016	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 4, 2016	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer