Form 10-Q
period 2017-03-31
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2017-05-09
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Sempra Energy	Yes	No
San Diego Gas & Electric Company	Yes	No
Southern California Gas Company	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	No	X
San Diego Gas & Electric Company	Yes	No	X
Southern California Gas Company	Yes	No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on May 3, 2017:

Sempra Energy	250,831,410 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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
In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “contemplates,” “assumes,” “depends,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “target,” “pursue,” “outlook,” “maintain,” or similar expressions, or when we discuss our guidance, strategy, plans, goals, opportunities, projections, initiatives, objectives or intentions, we are making forward-looking statements.
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

▪
weather conditions, natural disasters, accidents, equipment failures, computer system outages, explosions, terrorist attacks and other events that disrupt our operations, damage our facilities and systems, cause the release of greenhouse gases, radioactive materials and harmful emissions, cause wildfires and subject us to third-party liability for property damage or personal injuries, fines and penalties, some of which may not be covered by insurance (including costs in excess of applicable policy limits) or may be disputed by insurers;

▪
cybersecurity threats to the energy grid, storage and pipeline infrastructure, the information and systems used to operate our businesses and the confidentiality of our proprietary information and the personal information of our customers and employees;

▪
capital markets and economic conditions, including the availability of credit and the liquidity of our investments; and fluctuations in inflation, interest and currency exchange rates and our ability to effectively hedge the risk of such fluctuations;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended March 31,
	2017	2016(1)
	(unaudited)
REVENUES
Utilities	$2,698	$2,442
Energy-related businesses	333	180
Total revenues	3,031	2,622

EXPENSES AND OTHER INCOME
Utilities:
Cost of electric fuel and purchased power	(527)	(515)
Cost of natural gas	(485)	(311)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(67)	(56)
Other cost of sales	(22)	(35)
Operation and maintenance	(714)	(701)
Depreciation and amortization	(360)	(328)
Franchise fees and other taxes	(110)	(111)
Equity earnings (losses), before income tax	3	(22)
Other income, net	169	49
Interest income	6	6
Interest expense	(169)	(143)
Income before income taxes and equity (losses) earnings of certain unconsolidated subsidiaries	755	455
Income tax expense	(295)	(108)
Equity (losses) earnings, net of income tax	(8)	17
Net income	452	364
Earnings attributable to noncontrolling interests	(11)	(11)
Earnings	$441	$353

Basic earnings per common share	$1.76	$1.41
Weighted-average number of shares outstanding, basic (thousands)	251,131	249,734

Diluted earnings per common share	$1.75	$1.40
Weighted-average number of shares outstanding, diluted (thousands)	252,246	251,487

Dividends declared per share of common stock	$0.82	$0.76

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after-tax)	Total
	Three months ended March 31, 2017 and 2016
	(unaudited)
2017:
Net income	$736	$(295)	$441	$11	$452
Other comprehensive income (loss):
Foreign currency translation adjustments	46	—	46	9	55
Financial instruments	7	(3)	4	2	6
Pension and other postretirement benefits	3	(1)	2	—	2
Total other comprehensive income	56	(4)	52	11	63
Comprehensive income	$792	$(299)	$493	$22	$515
2016(1):
Net income	$461	$(108)	$353	$11	$364
Other comprehensive income (loss):
Foreign currency translation adjustments	68	—	68	5	73
Financial instruments	(159)	75	(84)	(5)	(89)
Pension and other postretirement benefits	2	(1)	1	—	1
Total other comprehensive loss	(89)	74	(15)	—	(15)
Comprehensive income	$372	$(34)	$338	$11	$349

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2017	December 31, 2016(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290	$349
Restricted cash	72	66
Accounts receivable – trade, net	1,267	1,390
Accounts receivable – other, net	201	164
Due from unconsolidated affiliates	24	26
Income taxes receivable	65	43
Inventories	210	258
Regulatory balancing accounts – undercollected	202	259
Fixed-price contracts and other derivatives	161	83
Assets held for sale	196	201
Other	265	271
Total current assets	2,953	3,110

Other assets:
Restricted cash	5	10
Due from unconsolidated affiliates	187	201
Regulatory assets	3,503	3,414
Nuclear decommissioning trusts	1,062	1,026
Investments	2,120	2,097
Goodwill	2,380	2,364
Other intangible assets	544	548
Dedicated assets in support of certain benefit plans	412	430
Insurance receivable for Aliso Canyon costs	621	606
Deferred income taxes	188	234
Sundry	817	815
Total other assets	11,839	11,745

Property, plant and equipment:
Property, plant and equipment	44,404	43,624
Less accumulated depreciation and amortization	(10,912)	(10,693)
Property, plant and equipment, net ($342 and $354 at March 31, 2017 and December 31, 2016, respectively, related to VIE)	33,492	32,931
Total assets	$48,284	$47,786

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31, 2017	December 31, 2016(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,054	$1,779
Accounts payable – trade	969	1,346
Accounts payable – other	123	130
Due to unconsolidated affiliates	13	11
Dividends and interest payable	382	319
Accrued compensation and benefits	239	409
Regulatory balancing accounts – overcollected	189	122
Current portion of long-term debt	839	913
Fixed-price contracts and other derivatives	115	83
Customer deposits	160	158
Reserve for Aliso Canyon costs	49	53
Liabilities held for sale	40	47
Other	640	557
Total current liabilities	5,812	5,927

Long-term debt ($291 and $293 at March 31, 2017 and December 31, 2016, respectively, related to VIE)	14,409	14,429

Deferred credits and other liabilities:
Customer advances for construction	145	152
Pension and other postretirement benefit plan obligations, net of plan assets	1,212	1,208
Deferred income taxes	4,025	3,745
Deferred investment tax credits	26	28
Regulatory liabilities arising from removal obligations	2,761	2,697
Asset retirement obligations	2,455	2,431
Fixed-price contracts and other derivatives	343	405
Deferred credits and other	1,527	1,523
Total deferred credits and other liabilities	12,494	12,189

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized; none issued)	—	—
Common stock (750 million shares authorized; 251 million and 250 million shares outstanding at March 31, 2017 and December 31, 2016, respectively; no par value)	3,008	2,982
Retained earnings	10,952	10,717
Accumulated other comprehensive income (loss)	(696)	(748)
Total Sempra Energy shareholders’ equity	13,264	12,951
Preferred stock of subsidiary	20	20
Other noncontrolling interests	2,285	2,270
Total equity	15,569	15,241
Total liabilities and equity	$48,284	$47,786

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2017	2016(1)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$452	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360	328
Deferred income taxes and investment tax credits	268	78
Equity losses	5	5
Fixed-price contracts and other derivatives	(106)	4
Other	(22)	36
Net change in other working capital components	84	165
Insurance receivable for Aliso Canyon costs	(15)	(335)
Changes in other assets	(41)	(29)
Changes in other liabilities	19	10
Net cash provided by operating activities	1,004	626

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(992)	(971)
Expenditures for investments	(59)	(30)
Distributions from investments	17	9
Purchases of nuclear decommissioning and other trust assets	(350)	(94)
Proceeds from sales by nuclear decommissioning and other trusts	357	93
Increases in restricted cash	(93)	(16)
Decreases in restricted cash	93	20
Advances to unconsolidated affiliates	(5)	(6)
Repayments of advances to unconsolidated affiliates	2	9
Other	4	(3)
Net cash used in investing activities	(1,026)	(989)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(176)	(161)
Issuances of common stock	17	15
Repurchases of common stock	(14)	(54)
Issuances of debt (maturities greater than 90 days)	542	55
Payments on debt (maturities greater than 90 days)	(313)	(54)
(Decrease) increase in short-term debt, net	(97)	531
Other	(5)	(2)
Net cash (used in) provided by financing activities	(46)	330

Effect of exchange rate changes on cash and cash equivalents	9	6

Decrease in cash and cash equivalents	(59)	(27)
Cash and cash equivalents, January 1	349	403
Cash and cash equivalents, March 31	$290	$376

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2017	2016(1)
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$106	$97
Income tax payments, net of refunds	47	41

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$378	$423
Equitization of note receivable due from unconsolidated affiliate	19	—
Common dividends issued in stock	13	13
Dividends declared but not paid	216	197

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2017	2016(1)
	(unaudited)
Operating revenues
Electric	$875	$843
Natural gas	182	148
Total operating revenues	1,057	991
Operating expenses
Cost of electric fuel and purchased power	261	248
Cost of natural gas	65	39
Operation and maintenance	227	246
Depreciation and amortization	163	159
Franchise fees and other taxes	63	63
Total operating expenses	779	755
Operating income	278	236
Other income, net	18	14
Interest expense	(49)	(48)
Income before income taxes	247	202
Income tax expense	(90)	(65)
Net income	157	137
Earnings attributable to noncontrolling interest	(2)	(1)
Earnings attributable to common shares	$155	$136

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder’s equity
	Pretax amount	Income tax expense	Net-of-tax amount	Noncontrolling interest (after-tax)	Total
	Three months ended March 31, 2017 and 2016
	(unaudited)
2017:
Net income	$245	$(90)	$155	$2	$157
Other comprehensive income (loss):
Financial instruments	—	—	—	3	3
Total other comprehensive income	—	—	—	3	3
Comprehensive income	$245	$(90)	$155	$5	$160
2016(1):
Net income	$201	$(65)	$136	$1	$137
Other comprehensive income (loss):
Financial instruments	—	—	—	(2)	(2)
Total other comprehensive loss	—	—	—	(2)	(2)
Comprehensive income (loss)	$201	$(65)	$136	$(1)	$135

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2017	December 31, 2016(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18	$8
Restricted cash	13	11
Accounts receivable – trade, net	359	354
Accounts receivable – other, net	23	17
Due from unconsolidated affiliates	—	4
Income taxes receivable	85	122
Inventories	82	80
Prepaid expenses	46	59
Regulatory balancing accounts – net undercollected	202	259
Regulatory assets	99	81
Fixed-price contracts and other derivatives	39	58
Other	19	19
Total current assets	985	1,072

Other assets:
Restricted cash	—	1
Deferred income taxes recoverable in rates	1,013	1,014
Other regulatory assets	1,018	998
Nuclear decommissioning trusts	1,062	1,026
Sundry	355	358
Total other assets	3,448	3,397

Property, plant and equipment:
Property, plant and equipment	18,144	17,844
Less accumulated depreciation and amortization	(4,677)	(4,594)
Property, plant and equipment, net ($342 and $354 at March 31, 2017 and December 31, 2016, respectively, related to VIE)	13,467	13,250
Total assets	$17,900	$17,719

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31, 2017	December 31, 2016(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$343	$—
Accounts payable	350	460
Due to unconsolidated affiliates	45	15
Interest payable	47	40
Accrued compensation and benefits	57	121
Accrued franchise fees	54	43
Current portion of long-term debt	51	191
Asset retirement obligations	79	79
Fixed-price contracts and other derivatives	65	61
Customer deposits	76	76
Other	93	82
Total current liabilities	1,260	1,168

Long-term debt ($291 and $293 at March 31, 2017 and December 31, 2016, respectively, related to VIE)	4,638	4,658

Deferred credits and other liabilities:
Customer advances for construction	50	52
Pension and other postretirement benefit plan obligations, net of plan assets	238	232
Deferred income taxes	2,871	2,829
Deferred investment tax credits	15	16
Regulatory liabilities arising from removal obligations	1,790	1,725
Asset retirement obligations	762	751
Fixed-price contracts and other derivatives	197	189
Deferred credits and other	419	421
Total deferred credits and other liabilities	6,342	6,215

Commitments and contingencies (Note 11)

Equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,338	1,338
Retained earnings	4,291	4,311
Accumulated other comprehensive income (loss)	(8)	(8)
Total SDG&E shareholder’s equity	5,621	5,641
Noncontrolling interest	39	37
Total equity	5,660	5,678
Total liabilities and equity	$17,900	$17,719

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2017	2016(1)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$157	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	159
Deferred income taxes and investment tax credits	34	13
Fixed-price contracts and other derivatives	—	(1)
Other	(12)	(9)
Net change in other working capital components	84	103
Changes in other assets	(34)	(34)
Changes in other liabilities	(6)	1
Net cash provided by operating activities	386	369

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(418)	(329)
Purchases of nuclear decommissioning trust assets	(350)	(93)
Proceeds from sales by nuclear decommissioning trusts	357	93
Increases in restricted cash	(10)	(10)
Decreases in restricted cash	9	10
Decrease in loans to affiliate, net	31	—
Other	—	(1)
Net cash used in investing activities	(381)	(330)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(175)	—
Payments on debt (maturities greater than 90 days)	(160)	(20)
Increase (decrease) in short-term debt, net	343	(2)
Capital distributions made by VIE	(3)	(1)
Net cash provided by (used in) financing activities	5	(23)

Increase in cash and cash equivalents	10	16
Cash and cash equivalents, January 1	8	20
Cash and cash equivalents, March 31	$18	$36

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$40	$46
Income tax refunds, net	—	(8)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Accrued capital expenditures	$126	$104

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2017	2016(1)
	(unaudited)

Operating revenues	$1,241	$1,033
Operating expenses
Cost of natural gas	408	253
Operation and maintenance	353	327
Depreciation and amortization	126	122
Franchise fees and other taxes	39	37
Total operating expenses	926	739
Operating income	315	294
Other income, net	11	10
Interest expense	(25)	(22)
Income before income taxes	301	282
Income tax expense	(98)	(83)
Net income/Earnings attributable to common shares	$203	$199

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	Three months ended March 31, 2017 and 2016
	(unaudited)
2017:
Net income/Comprehensive income	$301	$(98)	$203
2016(1):
Net income/Comprehensive income	$282	$(83)	$199

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31, 2017	December 31, 2016(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21	$12
Accounts receivable – trade, net	503	608
Accounts receivable – other, net	95	77
Due from unconsolidated affiliates	16	8
Income taxes receivable	—	2
Inventories	43	58
Regulatory assets	6	8
Other	52	63
Total current assets	736	836

Other assets:
Regulatory assets arising from pension obligations	741	742
Other regulatory assets	661	589
Insurance receivable for Aliso Canyon costs	621	606
Sundry	400	399
Total other assets	2,423	2,336

Property, plant and equipment:
Property, plant and equipment	15,599	15,344
Less accumulated depreciation and amortization	(5,156)	(5,092)
Property, plant and equipment, net	10,443	10,252
Total assets	$13,602	$13,424

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31, 2017	December 31, 2016(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$62
Accounts payable – trade	330	481
Accounts payable – other	73	74
Due to unconsolidated affiliates	—	28
Income taxes payable	16	—
Accrued compensation and benefits	95	150
Regulatory balancing accounts – net overcollected	189	122
Customer deposits	77	76
Reserve for Aliso Canyon costs	49	53
Other	247	195
Total current liabilities	1,076	1,241

Long-term debt	2,983	2,982

Deferred credits and other liabilities:
Customer advances for construction	96	99
Pension obligation, net of plan assets	761	762
Deferred income taxes	1,836	1,709
Deferred investment tax credits	11	12
Regulatory liabilities arising from removal obligations	971	972
Asset retirement obligations	1,628	1,616
Deferred credits and other	527	521
Total deferred credits and other liabilities	5,830	5,691

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	2,847	2,644
Accumulated other comprehensive income (loss)	(22)	(22)
Total shareholders’ equity	3,713	3,510
Total liabilities and shareholders’ equity	$13,602	$13,424

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2017	2016(1)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$203	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	122
Deferred income taxes and investment tax credits	80	55
Other	(5)	(7)
Net change in other working capital components	96	243
Insurance receivable for Aliso Canyon costs	(15)	(335)
Changes in other assets	(21)	(37)
Changes in other liabilities	(1)	1
Net cash provided by operating activities	463	241

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(357)	(340)
(Increase) decrease in loans to affiliate, net	(35)	50
Net cash used in investing activities	(392)	(290)

CASH FLOWS FROM FINANCING ACTIVITY
(Decrease) increase in short-term debt, net	(62)	5
Net cash (used in) provided by financing activity	(62)	5

Increase (decrease) in cash and cash equivalents	9	(44)
Cash and cash equivalents, January 1	12	58
Cash and cash equivalents, March 31	$21	$14

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$16	$17
Income tax payments, net	—	3

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Accrued capital expenditures	$147	$148

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016.
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

▪	Sempra Utilities, which includes our San Diego Gas & Electric Company (SDG&E), Southern California Gas Company (SoCalGas) and Sempra South American Utilities reportable segments; and

▪	Sempra Infrastructure, which includes our Sempra Mexico, Sempra Renewables and Sempra LNG & Midstream reportable segments.
We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include our South American utilities or the utilities in our Sempra Infrastructure operating unit. Sempra Global is the holding company for most of our subsidiaries that are not subject to California utility regulation. All references in these Notes to “Sempra Utilities,” “Sempra Infrastructure” and their respective reportable segments are not intended to refer to any legal entity with the same or similar name.
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
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:

▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;

▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE; and

▪	the Condensed Financial Statements and related Notes of SoCalGas.
We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after March 31, 2017 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.
All December 31, 2016 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2016 Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2016 (Annual Report). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of U.S. GAAP and the Securities and Exchange Commission.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes.
You should read the information in this Quarterly Report in conjunction with the Annual Report.
Regulated Operations
The California Utilities and Sempra Mexico’s natural gas distribution utility, Ecogas México, S. de R.L. de C.V. (Ecogas), prepare their financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations. We discuss these provisions and revenue recognition at our utilities in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra South American Utilities has controlling interests in two electric distribution utilities in South America, Chilquinta Energía S.A. (Chilquinta Energía) in Chile and Luz del Sur S.A.A. (Luz del Sur) in Peru, and their subsidiaries. Revenues are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. Because the tariffs are based on a model and are intended to cover the costs of the model company, but are not based on the costs of the specific utility and may not result in full cost recovery, these utilities do not meet the requirements necessary for, and therefore do not apply, regulatory accounting treatment under U.S. GAAP.
Our Sempra Mexico segment includes the operating companies of our subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova). Certain business activities at IEnova are regulated by the Comisión Reguladora de Energía (or CRE, the Energy Regulatory Commission) and meet the regulatory accounting requirements of U.S. GAAP. Pipeline projects currently under construction by IEnova that meet the regulatory accounting requirements of U.S. GAAP record the impact of allowance for funds used during construction (AFUDC) related to equity. We discuss AFUDC in Note 5 below and in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra LNG & Midstream owned Mobile Gas Service Corporation (Mobile Gas) in southwest Alabama and Willmut Gas Company (Willmut Gas) in Mississippi until they were sold in September 2016, as we discuss in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Mobile Gas and Willmut Gas also prepared their financial statements in accordance with U.S. GAAP provisions governing rate-regulated operations.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent pronouncements that have had or may have a significant effect on our financial condition, results of operations, cash flows or disclosures.
Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers,” ASU 2015-14, “Deferral of the Effective Date,” ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Identifying Performance Obligations and Licensing” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients”: ASU 2014-09 provides accounting guidance for the recognition of revenue from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers. The guidance also provides a model for the measurement and recognition of gains and losses on the sale of certain nonfinancial assets, such as property and equipment, including real estate. This guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. Amending ASU 2014-09, ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations, ASU 2016-10 clarifies the determination of whether a good or service is separately identifiable from other promises and revenue recognition related to licenses of intellectual property, and ASU 2016-12 provides guidance on transition, collectability, noncash consideration, and the presentation of sales and other similar taxes.
ASU 2015-14 defers the effective date of ASU 2014-09 by one year for all entities and permits early adoption on a limited basis. For public entities, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016, and is effective for interim periods in the year of adoption. We will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective transition method and are currently evaluating the effect on our ongoing financial reporting. As part of our evaluation, we formed multiple working groups with oversight from a steering committee comprised of members from relevant Sempra Energy business units. We separated our various revenue streams into high-level categories, which served as the basis for accounting analysis and documentation of the impact of ASU 2014-09 on our revenue recognition. The majority of Sempra Energy’s revenues result from electric and natural gas service to Sempra Utilities’ customers. For such tariff-based revenues, Sempra Energy does not anticipate that the new standard will materially impact the amount and timing of such revenues. However, we continue to actively monitor outstanding issues currently being addressed by the American Institute of Certified Public

Accountants’ Revenue Recognition Working Group and the Financial Accounting Standards Board’s Transition Resource Group, since conclusions reached by these groups may impact our application of these ASUs.
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
For public entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. We will adopt ASU 2016-01 on January 1, 2018 and do not expect it to materially affect our financial condition, results of operations or cash flows.
ASU 2016-02, “Leases”: ASU 2016-02 requires entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to exclude from the balance sheet those leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating, and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous provisions of U.S. GAAP, other than certain changes to align lessor accounting to specific changes made to lessee accounting and ASU 2014-09. ASU 2016-02 also requires new qualitative and quantitative disclosures for both lessees and lessors.
For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and is effective for interim periods in the year of adoption. The standard requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes optional practical expedients that may be elected, which would allow entities to continue to account for leases that commence before the effective date of the standard in accordance with previous U.S. GAAP unless the lease is modified, except for the lessee requirement to begin recognizing right-of-use assets and lease liabilities for all operating leases on the balance sheet at the reporting date. We are currently evaluating the effect of the standard on our ongoing financial reporting and have not yet selected the year in which we will adopt the standard. As part of our evaluation, we formed a steering committee comprised of members from relevant Sempra Energy business units and are compiling our population of contracts. Based on our assessment to date, we have determined that we will elect the practical expedients available under the transition guidance.
ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”: ASU 2016-09 is intended to simplify several aspects of the accounting for employee share-based payment transactions. Under ASU 2016-09, excess tax benefits and tax deficiencies are required to be recorded in earnings, and the requirement to reclassify excess tax benefits and deficiencies from operating to financing activities on the statement of cash flows has been eliminated. ASU 2016-09 also allows entities to withhold taxes up to the maximum individual statutory tax rate without resulting in liability classification of the award and clarifies that cash payments made to taxing authorities in connection with withheld shares should be classified as financing activities in the statement of cash flows.
We early adopted the provisions of ASU 2016-09 during the three months ended September 30, 2016, with an effective date of January 1, 2016. The following financial statement line items for the three months ended March 31, 2016 were affected by the change in accounting principle:

IMPACT FROM ADOPTION OF ASU 2016-09
(Dollars in millions, except per share amounts)
	Three months ended March 31, 2016
	As previously reported	Effect of adoption	As adjusted
Sempra Energy Consolidated:
Condensed Consolidated Statement of Operations:
Income tax expense	$(142)	$34	$(108)
Net income	330	34	364
Earnings	319	34	353

Basic earnings per common share	$1.28	$0.13	$1.41
Diluted earnings per common share	$1.27	$0.13	$1.40
Weighted-average number of shares outstanding, diluted (thousands)	251,412	75	251,487

Condensed Consolidated Statement of Comprehensive Income (Loss):
Net income	$330	$34	$364
Comprehensive income	315	34	349

Condensed Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income	$330	$34	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes and investment tax credits	112	(34)	78
Other	2	34	36
Net cash provided by operating activities	592	34	626
Cash flows from financing activities:
Tax benefit related to share-based compensation	34	(34)	—
Net cash provided by financing activities	364	(34)	330
SDG&E:
Condensed Consolidated Statement of Operations:
Income tax expense	$(72)	$7	$(65)
Net income	130	7	137
Earnings attributable to common shares	129	7	136

Condensed Consolidated Statement of Comprehensive Income (Loss):
Net income	$130	$7	$137
Comprehensive income	128	7	135

Condensed Consolidated Statement of Cash Flows:
Cash flows from operating activities:
Net income	$130	$7	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes and investment tax credits	20	(7)	13
SoCalGas:
Condensed Statement of Operations:
Income tax expense	$(87)	$4	$(83)
Net income	195	4	199

Condensed Statement of Comprehensive Income (Loss):
Net income/Comprehensive income	$195	$4	$199

Condensed Statement of Cash Flows:
Cash flows from operating activities:
Net income	$195	$4	$199
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes and investment tax credits	59	(4)	55

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
For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted, and is effective for interim periods in the year of adoption. An entity that elects early adoption must adopt all of the amendments in the same period. Entities must apply the guidance retrospectively to all periods presented, but may apply it prospectively if retrospective application would be impracticable. We are currently evaluating the effect of the standard on our statements of cash flows and plan to adopt the standard in the fourth quarter of 2017.
ASU 2016-18, “Restricted Cash”: ASU 2016-18 requires amounts described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. A reconciliation between the balance sheet and the statement of cash flows must be disclosed when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents.
For public entities, ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We plan to adopt the standard in the fourth quarter of 2017. If we had adopted ASU 2016-18 in the first quarter of 2017, cash and cash equivalents at the beginning of the period would have included restricted cash of $76 million and $12 million, and cash and cash equivalents at the end of the period would have included restricted cash of $77 million and $13 million, in Sempra Energy’s and SDG&E’s statements of cash flows in the three months ended March 31, 2017, respectively.
ASU 2017-04, “Simplifying the Test for Goodwill Impairment”: ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. An entity will be required to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. For public entities, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments should be applied on a prospective basis. We are currently evaluating the effect of the standard on our ongoing financial reporting and have not yet selected the year in which we will adopt the standard.
ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”: ASU 2017-05 clarifies the scope of accounting for the derecognition or partial sale of nonfinancial assets to exclude all businesses and nonprofit activities. ASU 2017-05 also provides a definition for in-substance nonfinancial assets and additional guidance on partial sales of nonfinancial assets. For public entities, ASU 2017-05 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. An entity may elect to apply the amendments under a retrospective or modified retrospective approach. We are currently evaluating the effect of the standard on our ongoing financial reporting and will adopt it in conjunction with ASU 2014-09 on January 1, 2018, but have not yet selected the method of adoption.
ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”: ASU 2017-07 requires the service cost component of net periodic benefit costs to be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and the other components of net periodic benefit costs to be presented separately outside of operating income. The guidance also allows only the service cost component to be eligible for capitalization. For public entities, ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Amendments are to be applied retrospectively for presentation of costs and prospectively for capitalization of service costs. We are currently evaluating the effect of the standard on our ongoing financial reporting and have not yet selected the year in which we will adopt the standard.

NOTE 3. ACQUISITION AND DIVESTITURE ACTIVITY
We consolidate assets acquired and liabilities assumed as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date. We did not complete any acquisitions during the three months ended March 31, 2017 or 2016. At March 31, 2017, the purchase price allocations for the acquisitions of Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V. in December 2016 and Gasoductos de Chihuahua S. de R.L. de C.V. in September 2016 were preliminary and subject to completion. Adjustments to the fair value estimates may occur as the process conducted for various valuations and assessments is finalized, primarily related to tax assets, liabilities and other attributes.
ASSETS HELD FOR SALE
We classify assets as held for sale when management approves and commits to a formal plan to actively market an asset for sale and we expect the sale to close within the next 12 months. Upon classifying an asset as held for sale, we record the asset at the lower of its carrying value or its estimated fair value reduced for selling costs.
Sempra Mexico
In February 2016, management approved a plan to market and sell Sempra Mexico’s Termoeléctrica de Mexicali (TdM), a 625-megawatt (MW) natural gas-fired power plant located in Mexicali, Baja California, Mexico. As a result, we stopped depreciating the plant and classified it as held for sale. We considered the estimated fair value of the plant, less costs to sell, and determined that no additional adjustments to carrying value are required at March 31, 2017. We are actively pursuing the sale of TdM, which we expect to be completed in the second half of 2017.
In connection with classifying TdM as held for sale, we recognized a $5 million income tax benefit and $29 million in income tax expense for the three months ended March 31, 2017 and 2016, respectively, for a deferred Mexican income tax liability related to the excess of carrying value over the tax basis. As the Mexican income tax on this basis difference is based on current carrying value, foreign exchange rates and inflation, such amount could change in future periods until the date of sale.
At March 31, 2017, the carrying amounts of the major classes of assets and related liabilities held for sale associated with TdM are as follows:

ASSETS HELD FOR SALE AT MARCH 31, 2017
(Dollars in millions)
Termoeléctrica de Mexicali
Cash	$1
Inventories	11
Other current assets	31
Deferred income taxes	9
Property, plant and equipment, net	120
Other noncurrent assets	24
Total assets held for sale	$196

Accounts payable	$6
Other current liabilities	4
Asset retirement obligations	4
Other noncurrent liabilities	26
Total liabilities held for sale	$40

DIVESTITURE
Sempra LNG & Midstream
Investment in Rockies Express Pipeline LLC (Rockies Express)
In March 2016, Sempra LNG & Midstream entered into an agreement to sell its 25-percent interest in Rockies Express for cash consideration of $440 million, subject to adjustment at closing. The transaction closed in May 2016 for total cash proceeds of $443 million.

At the date of the agreement, the carrying value of Sempra LNG & Midstream’s investment in Rockies Express was $484 million. Following the execution of the agreement, Sempra LNG & Midstream measured the fair value of its equity method investment at $440 million, and recognized a $44 million ($27 million after-tax) impairment in Equity Earnings, Before Income Tax, on the Sempra Energy Condensed Consolidated Statement of Operations for the three months ended March 31, 2016. We discuss non-recurring fair value measures and the associated accounting impact on our investment in Rockies Express in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES
Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control. We provide additional information concerning our equity method investments in Note 3 above and in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.
SEMPRA SOUTH AMERICAN UTILITIES
In February 2017, Sempra South American Utilities recorded the equitization of its $19 million note receivable due from Eletrans S.A., resulting in an increase in its investment in this unconsolidated joint venture.
SEMPRA MEXICO
Sempra Mexico invested cash of $46 million in its unconsolidated joint venture, Infraestructura Marina del Golfo, in the three months ended March 31, 2017.
SEMPRA RENEWABLES
Sempra Renewables invested cash of $15 million in its unconsolidated joint ventures in the three months ended March 31, 2016.
SEMPRA LNG & MIDSTREAM
Sempra LNG & Midstream capitalized $11 million and $12 million of interest in the three months ended March 31, 2017 and 2016, respectively, related to its investment in Cameron LNG Holdings, LLC (Cameron LNG JV), which has not commenced planned principal operations. During the three months ended March 31, 2017, Sempra LNG & Midstream invested cash of $1 million in this unconsolidated joint venture.
GUARANTEES
At March 31, 2017, we had outstanding guarantees aggregating a maximum of $4.4 billion with an aggregate carrying value of $48 million. We discuss these guarantees in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 5. OTHER FINANCIAL DATA

INVENTORIES
The components of inventories by segment are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		Liquefied natural gas		Materials and supplies		Total
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
SDG&E	$—	$2	$—	$—	$82	$78	$82	$80
SoCalGas(1)	—	11	—	—	43	47	43	58
Sempra South American Utilities	—	—	—	—	28	27	28	27
Sempra Mexico	—	—	9	6	2	1	11	7
Sempra Renewables	—	—	—	—	4	4	4	4
Sempra LNG & Midstream	39	79	3	3	—	—	42	82
Sempra Energy Consolidated	$39	$92	$12	$9	$159	$157	$210	$258

(1)	At March 31, 2017 and December 31, 2016, SoCalGas’ natural gas inventory for core customers is net of an inventory loss related to the Aliso Canyon natural gas leak, which we discuss in Note 11.
GREENHOUSE GAS (GHG) ALLOWANCES
The Condensed Consolidated Balance Sheets include the following amounts associated with GHG allowances and obligations.

GHG ALLOWANCES AND OBLIGATIONS
(Dollars in millions)
	Sempra Energy Consolidated		SDG&E		SoCalGas
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Assets:
Other current assets	$40	$40	$16	$16	$24	$24
Sundry	307	295	184	182	119	109
Total assets	$347	$335	$200	$198	$143	$133

Liabilities:
Other current liabilities	$40	$40	$16	$16	$24	$24
Deferred credits and other	183	171	80	72	99	96
Total liabilities	$223	$211	$96	$88	$123	$120

GOODWILL
We discuss goodwill in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The increase in goodwill from $2,364 million at December 31, 2016 to $2,380 million at March 31, 2017 is due to foreign currency translation at Sempra South American Utilities. We record the offset of this fluctuation in Other Comprehensive Income (Loss) (OCI).
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
Otay Mesa VIE
SDG&E has an agreement to purchase power generated at the Otay Mesa Energy Center (OMEC), a 605-MW generating facility. In addition to tolling, the agreement provides SDG&E with the option to purchase OMEC at the end of the contract term in 2019, or upon earlier termination of the power purchase agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option, under certain circumstances, it may be required to purchase the power plant for $280 million, which we refer to as the put option.
The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary. SDG&E has no OMEC LLC voting rights, holds no equity in OMEC LLC and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Accordingly, SDG&E and Sempra Energy consolidate Otay Mesa VIE. Otay Mesa VIE’s equity of $39 million at March 31, 2017 and $37 million at December 31, 2016 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.
OMEC LLC has a loan outstanding of $302 million at March 31, 2017, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is collateralized by OMEC’s property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.
The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The captions in the table below correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended March 31,
	2017	2016
Operating expenses
Cost of electric fuel and purchased power	$(18)	$(17)
Operation and maintenance	4	4
Depreciation and amortization	7	7
Total operating expenses	(7)	(6)
Operating income	7	6
Interest expense	(5)	(5)
Income before income taxes/Net income	2	1
Earnings attributable to noncontrolling interest	(2)	(1)
Earnings attributable to common shares	$—	$—

SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary of a variable interest entity at March 31, 2017. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates. We provide additional information about power purchase agreements with peaker plant facilities that are VIEs of which SDG&E is not the primary beneficiary in Note 11 below and in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Renewables
Effective December 2016, certain of Sempra Renewables’ wind and solar power generation projects are held by limited liability companies whose members are Sempra Renewables and financial institutions. The financial institutions are noncontrolling tax equity investors to which earnings, tax attributes and cash flows are allocated in accordance with the respective limited liability company agreements. These entities are VIEs and Sempra Energy is the primary beneficiary, generally due to Sempra Energy’s power to direct activities that most significantly impact the economic performance of these VIEs as the operator of the renewable energy projects.
As the primary beneficiary of these tax equity limited liability companies, we consolidate them. Sempra Energy’s Condensed Consolidated Balance Sheets include $918 million and $926 million of property, plant and equipment, net, and equity of $464 million and $468 million included in Other Noncontrolling Interests at March 31, 2017 and December 31, 2016, respectively, associated with these entities. Sempra Energy’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 includes the following amounts associated with the tax equity limited liability companies. The amounts are net of eliminations of transactions between Sempra Energy and these entities.

AMOUNTS ASSOCIATED WITH TAX EQUITY ARRANGEMENTS
(Dollars in millions)
Three months ended March 31, 2017
REVENUES
Energy-related businesses	$13
EXPENSES
Operation and maintenance	(2)
Depreciation and amortization	(8)
Income before income taxes	3
Income tax expense	(2)
Net income	1
Losses attributable to noncontrolling interests(1)	3
Earnings	$4

(1)	Net income or loss attributable to the noncontrolling interests is computed using the hypothetical liquidation at book value (HLBV) method and is not based on ownership percentages.

We provide additional information regarding the tax equity limited liability companies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra LNG & Midstream
Sempra Energy’s equity method investment in Cameron LNG JV is considered to be a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary because we do not have the power to direct the most significant activities of Cameron LNG JV. We will continue to evaluate Cameron LNG JV for any changes that may impact our determination of the primary beneficiary. The carrying value of our investment in Cameron LNG JV, including amounts recognized in Accumulated Other Comprehensive Income (Loss) (AOCI) related to interest-rate cash flow hedges at Cameron LNG JV, was $999 million at March 31, 2017 and $997 million at December 31, 2016. Our maximum exposure to loss includes the carrying value of our investment and the guarantees discussed in Note 4 above and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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
PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2017	2016	2017	2016
Service cost	$28	$28	$6	$5
Interest cost	37	40	9	11
Expected return on assets	(40)	(42)	(16)	(17)
Amortization of:
Prior service cost	3	3	—	—
Actuarial loss (gain)	8	6	(1)	—
Regulatory adjustment	(12)	(28)	2	2
Total net periodic benefit cost	$24	$7	$—	$1

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2017	2016	2017	2016
Service cost	$8	$7	$1	$1
Interest cost	9	10	2	2
Expected return on assets	(11)	(12)	(3)	(3)
Amortization of:
Prior service cost	—	—	1	1
Actuarial loss	2	3	—	—
Regulatory adjustment	(7)	(7)	(1)	(1)
Total net periodic benefit cost	$1	$1	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2017	2016	2017	2016
Service cost	$18	$17	$4	$4
Interest cost	24	25	7	8
Expected return on assets	(26)	(25)	(13)	(14)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss	4	3	—	—
Regulatory adjustment	(5)	(21)	3	3
Total net periodic benefit cost	$17	$1	$—	$—

Benefit Plan Contributions
The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2017:

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Contributions through March 31, 2017:
Pension plans	$26	$2	$17
Other postretirement benefit plans	1	—	—
Total expected contributions in 2017:
Pension plans	$181	$38	$90
Other postretirement benefit plans	8	4	1

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $412 million and $430 million at March 31, 2017 and December 31, 2016, respectively.
EARNINGS PER SHARE (EPS)
The following table provides EPS computations for the three months ended March 31, 2017 and 2016. Basic EPS is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2017	2016(1)
Numerator:
Earnings/Income attributable to common shares	$441	$353

Denominator:
Weighted-average common shares outstanding for basic EPS(2)	251,131	249,734
Dilutive effect of stock options, restricted stock awards and restricted stock units(3)	1,115	1,753
Weighted-average common shares outstanding for diluted EPS	252,246	251,487

Earnings per share:
Basic	$1.76	$1.41
Diluted	1.75	1.40

(1)	As adjusted for the adoption of ASU 2016-09 as of January 1, 2016, as we discuss in Note 2.

(2)
Includes 600 and 555 average fully vested restricted stock units held in our Deferred Compensation Plan for the three months ended March 31, 2017 and 2016, respectively. These fully vested restricted stock units are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

(3)
Due to market fluctuations of both Sempra Energy stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based restricted stock units, which we discuss in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive restricted stock units may vary widely from period-to-period.

The potentially dilutive impact from stock options, restricted stock awards (RSAs) and restricted stock units (RSUs) is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended March 31, 2017 and 2016 excludes 6,801 and zero potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.

Pursuant to our Sempra Energy share-based compensation plans, Sempra Energy’s Board of Directors granted 424,360 performance-based RSUs and 92,413 service-based RSUs during the three months ended March 31, 2017, primarily in January. During the three months ended March 31, 2017, IEnova granted 1,034,086 RSUs from the IEnova 2013 Long-Term Incentive Plan, under which awards are cash settled at vesting based on the price of IEnova common stock.
We discuss share-based compensation plans and related awards further in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest on equity method investments that have not commenced planned principal operations.
Interest capitalized and AFUDC are as follows:

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2017	2016
Sempra Energy Consolidated	$82	$52
SDG&E	20	15
SoCalGas	15	13

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to noncontrolling interests:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended March 31, 2017 and 2016
Sempra Energy Consolidated:

Balance as of December 31, 2016	$(527)	$(125)	$(96)	$(748)
OCI before reclassifications	46	(2)	—	44
Amounts reclassified from AOCI	—	6	2	8
Net OCI	46	4	2	52
Balance as of March 31, 2017	$(481)	$(121)	$(94)	$(696)

Balance as of December 31, 2015	$(582)	$(137)	$(87)	$(806)
OCI before reclassifications	68	(82)	—	(14)
Amounts reclassified from AOCI	—	(2)	1	(1)
Net OCI	68	(84)	1	(15)
Balance as of March 31, 2016	$(514)	$(221)	$(86)	$(821)
SDG&E:

Balance as of December 31, 2016 and March 31, 2017			$(8)	$(8)

Balance as of December 31, 2015 and March 31, 2016			$(8)	$(8)
SoCalGas:

Balance as of December 31, 2016 and March 31, 2017		$(13)	$(9)	$(22)

Balance as of December 31, 2015 and March 31, 2016		$(14)	$(5)	$(19)

(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended March 31,
	2017	2016
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments	$(3)	$4	Interest Expense
Interest rate instruments	2	3	Equity Earnings (Losses), Before Income Tax
Interest rate and foreign exchange instruments	2	1	Equity (Losses) Earnings, Net of Income Tax
Foreign exchange instruments	2	—	Revenues: Energy-Related Businesses
Commodity contracts not subject to rate recovery	9	(7)	Revenues: Energy-Related Businesses
Total before income tax	12	1
	(4)	—	Income Tax Expense
Net of income tax	8	1
	(2)	(3)	Earnings Attributable to Noncontrolling Interests
	$6	$(2)
Pension and other postretirement benefits:
Amortization of actuarial loss	$3	$2	See note (1) below
	(1)	(1)	Income Tax Expense
Net of income tax	$2	$1

Total reclassifications for the period, net of tax	$8	$(1)
SDG&E:
Financial instruments:
Interest rate instruments	$3	$3	Interest Expense
	(3)	(3)	Earnings Attributable to Noncontrolling Interest
Total reclassifications for the period	$—	$—

(1)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

For the three months ended March 31, 2017 and 2016, reclassifications out of AOCI to net income were negligible for SoCalGas.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
The following tables provide reconciliations of changes in Sempra Energy’s, SDG&E’s and SoCalGas’ shareholders’ equity and noncontrolling interests for the three months ended March 31, 2017 and 2016.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Sempra Energy shareholders’ equity(1)	Non- controlling interests(2)	Total equity(1)
Balance at December 31, 2016	$12,951	$2,290	$15,241
Comprehensive income	493	22	515
Share-based compensation expense	10	—	10
Common stock dividends declared	(206)	—	(206)
Issuances of common stock	30	—	30
Repurchases of common stock	(14)	—	(14)
Distributions to noncontrolling interests	—	(7)	(7)
Balance at March 31, 2017	$13,264	$2,305	$15,569
Balance at December 31, 2015	$11,809	$770	$12,579
Cumulative-effect adjustment from change in accounting principle	107	—	107
Comprehensive income	338	11	349
Share-based compensation expense	13	—	13
Common stock dividends declared	(188)	—	(188)
Issuances of common stock	28	—	28
Repurchases of common stock	(54)	—	(54)
Distributions to noncontrolling interests	—	(3)	(3)
Balance at March 31, 2016	$12,053	$778	$12,831

(1)	Amounts for the three months ended March 31, 2016 reflect the adoption of ASU 2016-09 as of January 1, 2016, as we discuss in Note 2.

(2)	Noncontrolling interests include the preferred stock of SoCalGas and other noncontrolling interests as listed in the table below under “Other Noncontrolling Interests.”

SHAREHOLDER’S EQUITY AND NONCONTROLLING INTEREST – SDG&E
(Dollars in millions)
	SDG&E shareholder’s equity(1)	Non- controlling interest	Total equity(1)
Balance at December 31, 2016	$5,641	$37	$5,678
Comprehensive income	155	5	160
Common stock dividends declared	(175)	—	(175)
Distributions to noncontrolling interest	—	(3)	(3)
Balance at March 31, 2017	$5,621	$39	$5,660
Balance at December 31, 2015	$5,223	$53	$5,276
Cumulative-effect adjustment from change in accounting principle	23	—	23
Comprehensive income (loss)	136	(1)	135
Distributions to noncontrolling interest	—	(1)	(1)
Balance at March 31, 2016	$5,382	$51	$5,433

(1)	Amounts for the three months ended March 31, 2016 reflect the adoption of ASU 2016-09 as of January 1, 2016, as we discuss in Note 2.

SHAREHOLDERS’ EQUITY – SOCALGAS
(Dollars in millions)
Total equity(1)
Balance at December 31, 2016	$3,510
Comprehensive income	203
Balance at March 31, 2017	$3,713
Balance at December 31, 2015	$3,149
Cumulative-effect adjustment from change in accounting principle	15
Comprehensive income	199
Balance at March 31, 2016	$3,363

(1)	Amounts for the three months ended March 31, 2016 reflect the adoption of ASU 2016-09 as of January 1, 2016, as we discuss in Note 2.

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
Preferred Stock
The preferred stock at SoCalGas is presented at Sempra Energy as a noncontrolling interest. Sempra Energy records charges against income related to noncontrolling interests for preferred stock dividends declared by SoCalGas. We provide additional information regarding preferred stock in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.
Other Noncontrolling Interests
At March 31, 2017 and December 31, 2016, we reported the following noncontrolling ownership interests held by others (not including preferred shareholders) recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
SDG&E:
Otay Mesa VIE	100%	100%	$39	$37
Sempra South American Utilities:
Chilquinta Energía subsidiaries(1)	22.9 – 43.4	23.1 – 43.4	23	22
Luz del Sur	16.4	16.4	182	173
Tecsur	9.8	9.8	4	4
Sempra Mexico:
IEnova	33.6	33.6	1,531	1,524
Sempra Renewables:
Tax equity arrangement – wind(2)	NA	NA	93	92
Tax equity arrangement – solar(2)	NA	NA	371	376
Sempra LNG & Midstream:
Bay Gas Storage Company, Ltd.	9.1	9.1	27	27
Liberty Gas Storage, LLC	23.3	23.3	14	14
Southern Gas Transmission Company	49.0	49.0	1	1
Total Sempra Energy			$2,285	$2,270

(1)	Chilquinta Energía has four subsidiaries with noncontrolling interests held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

(2)
Net income or loss attributable to the noncontrolling interests is computed using the HLBV method and is not based on ownership percentages, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

TRANSACTIONS WITH AFFILIATES
Amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas are as follows:

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	March 31, 2017	December 31, 2016
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current	$24	$26

Sempra South American Utilities(1):
Eletrans S.A. and Eletrans II S.A. – 4% Note(2)	$82	$96
Other related party receivables	1	1
Sempra Mexico(1):
Affiliate of joint venture with Ductos y Energéticos del Norte:
Note due November 14, 2018(3)	2	2
Note due November 14, 2018(3)	44	44
Note due November 14, 2018(3)	36	35
Note due November 14, 2018(3)	9	9
Energía Sierra Juárez – Note(4)	13	14
Total due from unconsolidated affiliates – noncurrent	$187	$201

Total due to various unconsolidated affiliates – current	$(13)	$(11)
SDG&E:
Sempra Energy(5)	$—	$3
Various affiliates	—	1
Total due from various unconsolidated affiliates – current	$—	$4

Sempra Energy	$(28)	$—
SoCalGas	(9)	(8)
Various affiliates	(8)	(7)
Total due to various unconsolidated affiliates – current	$(45)	$(15)

Income taxes due from Sempra Energy(6)	$109	$159
SoCalGas:
Sempra Energy(7)	$7	$—
SDG&E	9	8
Total due from unconsolidated affiliates – current	$16	$8

Sempra Energy	$—	$(28)
Total due to unconsolidated affiliates – current	$—	$(28)

Income taxes due (to) from Sempra Energy(6)	$(13)	$5

(1)	Amounts include principal balances plus accumulated interest outstanding.

(2)
U.S. dollar-denominated loan, at a fixed interest rate with no stated maturity date, to provide project financing for the construction of transmission lines at Eletrans S.A. and Eletrans II S.A. (collectively, Eletrans), which is a joint venture of Chilquinta Energía.

(3)	U.S. dollar-denominated loan, at a variable interest rate based on the 30-day LIBOR plus 450 basis points (5.48 percent at March 31, 2017), to finance the Los Ramones Norte pipeline.

(4)
U.S. dollar-denominated loan, at a variable interest rate based on the 30-day LIBOR plus 637.5 basis points (7.36 percent at March 31, 2017) with no stated maturity date, to finance the first phase of the Energía Sierra Juárez wind project, which is a joint venture of IEnova.

(5)	At December 31, 2016, net receivable included outstanding advances to Sempra Energy of $31 million at an interest rate of 0.68 percent.

(6)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from each company having always filed a separate return.

(7)	At March 31, 2017, net receivable included outstanding advances to Sempra Energy of $35 million at an interest rate of 0.95 percent.

Revenues and cost of sales from unconsolidated affiliates are as follows:

REVENUES AND COST OF SALES FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended March 31,
	2017	2016
Revenues:
Sempra Energy Consolidated	$7	$5
SDG&E	2	3
SoCalGas	18	17
Cost of Sales:
Sempra Energy Consolidated	$14	$30
SDG&E	20	14

Guarantees
Sempra Energy has provided guarantees to certain of its solar and wind farm joint ventures and entered into guarantees related to the financing of the Cameron LNG JV project, as we discuss in Note 4 above and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME, NET
Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended March 31,
	2017	2016
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$72	$27
Investment gains(1)	16	10
Gains on interest rate and foreign exchange instruments, net	63	3
Foreign currency transaction gains (losses)	10	(2)
Sale of other investments	—	1
Electrical infrastructure relocation income(2)	—	1
Regulatory interest, net(3)	2	2
Sundry, net	6	7
Total	$169	$49
SDG&E:
Allowance for equity funds used during construction	$15	$11
Regulatory interest, net(3)	2	2
Sundry, net	1	1
Total	$18	$14
SoCalGas:
Allowance for equity funds used during construction	$11	$10
Total	$11	$10

(1)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans, recorded in Operation and Maintenance on the Condensed Consolidated Statements of Operations.

(2)	Income at Luz del Sur associated with the relocation of electrical infrastructure.

(3)	Interest on regulatory balancing accounts.
INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Income tax expense	Effective income tax rate	Income tax expense	Effective income tax rate
	Three months ended March 31,
	2017		2016(1)
Sempra Energy Consolidated	$295	39%	$108	24%
SDG&E	90	36	65	32
SoCalGas	98	33	83	29

(1)	Reflects the adoption of ASU 2016-09 as of January 1, 2016, as we discuss in Note 2.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted is factored into the forecasted effective tax rate, and the impact is recognized proportionately over the year. Items that cannot be reliably forecasted (e.g., foreign currency translation and inflation adjustments, remeasurement of deferred tax asset valuation allowances, income tax expense or benefit associated with the gain or loss on sale or impairment of a book investment, resolution of prior years’ income tax items, and certain impacts of regulatory matters) are recorded in the interim period in which they actually occur, which can result in variability in the effective income tax rate.
Sempra Energy’s income tax expense for the three months ended March 31, 2017 and 2016 includes deferred income tax related to Sempra Mexico’s power plant held for sale, as we discuss in Note 3.
For SDG&E and SoCalGas, the California Public Utilities Commission (CPUC) requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flo

w-through temporary differences, deferred income tax assets and liabilities are not recorded to deferred income tax expense, but rather to a regulatory asset or liability, which impacts the current effective income tax rate. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the effective income tax rate. The following items are subject to flow-through treatment:

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
As we discuss in Note 10 below and in Notes 6 and 14 of the Notes to Consolidated Financial Statements in the Annual Report, the final decision in the 2016 General Rate Case (2016 GRC FD) was issued by the CPUC in June 2016 and required SDG&E and SoCalGas to each establish a two-way income tax expense memorandum account to track any revenue variances resulting from certain differences arising between the income tax expense forecasted in the 2016 GRC and the income tax expense incurred from 2016 through 2018. The tracking accounts will remain open until the CPUC decides to close them. We expect that certain amounts recorded in the tracking accounts may give rise to regulatory assets or liabilities.
We provide additional information about our accounting for income taxes in Notes 1 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 6. DEBT AND CREDIT FACILITIES
LINES OF CREDIT
At March 31, 2017, Sempra Energy Consolidated had an aggregate of $4.3 billion in three primary committed lines of credit for Sempra Energy, Sempra Global and the California Utilities to provide liquidity and to support commercial paper. The principal terms of these committed lines of credit, which expire in October 2020, are described below and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report. Available unused credit on these lines at March 31, 2017 was approximately $2.7 billion. Our foreign operations have additional general purpose credit facilities aggregating $1.7 billion at March 31, 2017. Available unused credit on these lines totaled $1 billion at March 31, 2017.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	At March 31, 2017
	Total facility	Commercial paper outstanding	Adjustment for combined limit	Letters of credit outstanding	Available unused credit
Sempra Energy(1)	$1,000	$—	$—	$(65)	$935
Sempra Global(2)	2,335	(1,197)	—	—	1,138
California Utilities(3):
SDG&E	750	(343)	—	—	407
SoCalGas	750	—	(93)	—	657
Less: combined limit of $1 billion for both utilities	(500)	—	93	—	(407)
	1,000	(343)	—	—	657
Total	$4,335	$(1,540)	$—	$(65)	$2,730
(1) The facility also provides for issuance of up to $400 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.
(2) Sempra Energy guarantees Sempra Global’s obligations under the credit facility.
(3) The facility also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $250 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit.

Sempra Energy, SDG&E and SoCalGas must maintain a ratio of indebtedness to total capitalization (as defined in each agreement) of no more than 65 percent at the end of each quarter. Each entity is in compliance with this and all other financial covenants under its respective credit facility at March 31, 2017.

CREDIT FACILITIES IN SOUTH AMERICA AND MEXICO
(U.S. dollar equivalent in millions)
		At March 31, 2017
	Denominated in	Total facility	Amount outstanding		Available unused credit
Sempra South American Utilities(1):
Peru(2)	Peruvian sol	$392	$(155)	(3)	$237
Chile	Chilean peso	115	—		115
Sempra Mexico:
IEnova(4)	U.S. dollar	1,170	(446)		724
Total		$1,677	$(601)		$1,076
(1) The credit facilities were entered into to finance working capital and for general corporate purposes and expire between 2017 and 2020.
(2) The Peruvian facilities require a debt to equity ratio of no more than 170 percent, with which we were in compliance at March 31, 2017.
(3) Includes bank guarantees of $12 million.
(4) Five-year revolver expiring in August 2020 with a syndicate of eight lenders.
WEIGHTED AVERAGE INTEREST RATES
The weighted average interest rates on total short-term debt at Sempra Energy Consolidated were 1.6 percent and 1.51 percent at March 31, 2017 and December 31, 2016, respectively. The weighted average interest rate on total short-term debt at SDG&E was 1.0 percent at March 31, 2017. At December 31, 2016, the weighted average interest rate on total short-term debt at SoCalGas was 0.75 percent.
LONG-TERM DEBT
Sempra South American Utilities
In February 2017, Luz del Sur publicly offered and sold $50 million of corporate bonds at 6.38 percent, maturing in 2023.
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
ENERGY DERIVATIVES
Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business, as follows:

▪
The California Utilities use natural gas and electricity derivatives, for the benefit of customers, with the objective of managing price risk and basis risks, and stabilizing and lowering natural gas and electricity costs. These derivatives include fixed price natural gas and electricity positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments, or bilateral physical transactions. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the CPUC. Natural gas and electricity derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

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

▪
Sempra Mexico, Sempra LNG & Midstream, and Sempra Renewables may use natural gas and electricity derivatives, as appropriate, to optimize the earnings of their assets which support the following businesses: liquefied natural gas (LNG), natural gas transportation and storage, and power generation. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges. Sempra Mexico also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations.

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.
We summarize net energy derivative volumes at March 31, 2017 and December 31, 2016 as follows:

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	March 31, 2017	December 31, 2016
California Utilities:
SDG&E:
Natural gas	MMBtu(1)	44	48
Electricity	MWh(2)	4	4
Congestion revenue rights	MWh	45	48
SoCalGas – natural gas	MMBtu	—	1

Energy-Related Businesses:
Sempra LNG & Midstream – natural gas	MMBtu	16	31

(1)	Million British thermal units

(2)	Megawatt hours

In addition to the amounts noted above, we frequently use commodity derivatives to manage risks associated with the physical locations of contractual obligations and assets, such as natural gas purchases and sales.
INTEREST RATE DERIVATIVES
We are exposed to interest rates primarily as a result of our current and expected use of financing. The California Utilities, as well as other Sempra Energy subsidiaries and joint ventures, periodically enter into interest rate derivative agreements intended to moderate our exposure to interest rates and to lower our overall costs of borrowing. We may utilize interest rate swaps typically designated as fair value hedges, as a means to achieve our targeted level of variable rate debt as a percent of total debt. In addition, we may utilize interest rate swaps, typically designated as cash flow hedges, to lock in interest rates on outstanding debt or in anticipation of future financings. Separately, Otay Mesa VIE has entered into interest rate swap agreements, designated as cash flow hedges, to moderate its exposure to interest rate changes.
At March 31, 2017 and December 31, 2016, the net notional amounts of our interest rate derivatives, excluding joint ventures, were:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2017		December 31, 2016
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$910	2017-2032	$924	2017-2032
SDG&E:
Cash flow hedges(1)	302	2017-2019	305	2017-2019

(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.
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

We are also exposed to exchange rate movements at our Mexican subsidiaries and joint ventures, which have U.S. dollar denominated cash balances, receivables, payables and debt (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities denominated in the Mexican peso, which must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. We utilize foreign currency derivatives as a means to manage the risk of exposure to significant fluctuations in our income tax expense and equity earnings from these impacts, however we generally do not hedge our deferred income tax assets and liabilities.
In addition, Sempra South American Utilities and its joint ventures use foreign currency derivatives to manage foreign currency rate risk. We discuss these derivatives at Chilquinta Energía’s Eletrans joint venture investment in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
At March 31, 2017 and December 31, 2016, the net notional amounts of our foreign currency derivatives, excluding joint ventures, were:

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	March 31, 2017		December 31, 2016
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$408	2017-2023	$408	2017-2023
Other foreign currency derivatives(1)	922	2017-2018	86	2017-2018

(1)	In the three months ended March 31, 2017, we entered into foreign currency derivatives with notional amounts totaling $850 million that expire in December 2017.
FINANCIAL STATEMENT PRESENTATION
The Condensed Consolidated Balance Sheets reflect the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, including the amount of cash collateral receivables that were not offset, as the cash collateral is in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2017
	Current assets: Fixed-price contracts and other derivatives(1)	Other assets: Sundry	Current liabilities: Fixed-price contracts and other derivatives(2)	Deferred credits and other liabilities: Fixed-price contracts and other derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)	$—	$1	$(56)	$(155)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	98	—	—	—
Commodity contracts not subject to rate recovery	67	31	(60)	(21)
Associated offsetting commodity contracts	(54)	(21)	54	21
Commodity contracts subject to rate recovery	25	71	(60)	(163)
Associated offsetting commodity contracts	(4)	—	4	—
Associated offsetting cash collateral	—	—	9	15
Net amounts presented on the balance sheet	132	82	(109)	(303)
Additional cash collateral for commodity contracts not subject to rate recovery	9	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	20	—	—	—
Total(4)	$161	$82	$(109)	$(303)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$—	$—	$(13)	$(9)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	23	71	(59)	(163)
Associated offsetting commodity contracts	(4)	—	4	—
Associated offsetting cash collateral	—	—	9	15
Net amounts presented on the balance sheet	19	71	(59)	(157)
Additional cash collateral for commodity contracts not subject to rate recovery	1	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	19	—	—	—
Total(4)	$39	$71	$(59)	$(157)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$2	$—	$(1)	$—
Net amounts presented on the balance sheet	2	—	(1)	—
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$3	$—	$(1)	$—

(1)	Included in Current Assets: Other for SoCalGas.

(2)	Included in Current Liabilities: Other for SoCalGas.

(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.

(4)	Normal purchase contracts previously measured at fair value are excluded.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2016
	Current assets: Fixed-price contracts and other derivatives(1)	Other assets: Sundry	Current liabilities: Fixed-price contracts and other derivatives(2)	Deferred credits and other liabilities: Fixed-price contracts and other derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)	$7	$2	$(24)	$(228)
Commodity contracts not subject to rate recovery	—	—	(14)	—
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	248	36	(254)	(28)
Associated offsetting commodity contracts	(242)	(27)	242	27
Associated offsetting cash collateral	—	(1)	16	1
Commodity contracts subject to rate recovery	37	73	(57)	(150)
Associated offsetting commodity contracts	(9)	(1)	9	1
Associated offsetting cash collateral	—	—	5	13
Net amounts presented on the balance sheet	41	82	(77)	(364)
Additional cash collateral for commodity contracts not subject to rate recovery	10	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	32	—	—	—
Total(4)	$83	$82	$(77)	$(364)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$—	$—	$(13)	$(12)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	33	73	(51)	(150)
Associated offsetting commodity contracts	(6)	(1)	6	1
Associated offsetting cash collateral	—	—	3	13
Net amounts presented on the balance sheet	27	72	(55)	(148)
Additional cash collateral for commodity contracts not subject to rate recovery	1	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	30	—	—	—
Total(4)	$58	$72	$(55)	$(148)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$—	$(6)	$—
Associated offsetting commodity contracts	(3)	—	3	—
Associated offsetting cash collateral	—	—	2	—
Net amounts presented on the balance sheet	1	—	(1)	—
Additional cash collateral for commodity contracts not subject to rate recovery	1	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	2	—	—	—
Total	$4	$—	$(1)	$—
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3) Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.
(4) Normal purchase contracts previously measured at fair value are excluded.

The table below includes the effects of derivative instruments designated as fair value hedges on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016. There were no fair value hedges outstanding during the three months ended March 31, 2017.

FAIR VALUE HEDGE IMPACTS
(Dollars in millions)
		Pretax gain on derivatives recognized in earnings
		Three months ended
	Location	March 31, 2016
Sempra Energy Consolidated:
Interest rate instruments(1)	Interest Expense	$2

(1)
There was no hedge ineffectiveness in the three months ended March 31, 2016. All other changes in the fair value of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt and recorded in Other Income, Net.

The table below includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI for the three months ended March 31:

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended March 31,			Three months ended March 31,
	2017	2016	Location	2017	2016
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$16	$(11)	Interest Expense	$3	$(4)
Interest rate instruments	(5)	(137)	Equity Earnings (Losses), Before Income Tax	(2)	(3)
Interest rate and foreign exchange instruments	(9)	(18)	Equity (Losses) Earnings, Net of Income Tax	(2)	(1)
Foreign exchange instruments	(9)	—	Revenues: Energy- Related Businesses	(2)	—
Commodity contracts not subject to rate recovery	3	1	Revenues: Energy- Related Businesses	(9)	7
Total(2)	$(4)	$(165)		$(12)	$(1)
SDG&E:
Interest rate instruments(1)(2)	$—	$(5)	Interest Expense	$(3)	$(3)

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	There was negligible hedge ineffectiveness related to these cash flow hedges in the three months ended March 31, 2017 and 2016.

For Sempra Energy Consolidated, we expect that net gains of $12 million, which are net of income tax expense, that are currently recorded in AOCI (including $11 million of losses in noncontrolling interests related to Otay Mesa VIE at SDG&E) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. SoCalGas expects that negligible losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at March 31, 2017 is approximately 15 years and 2 years for Sempra Energy Consolidated and SDG&E, respectively. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 18 years.
The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31 were:

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2017	2016
Sempra Energy Consolidated:
Foreign exchange instruments	Other Income, Net	$65	$3
Foreign exchange instruments	Equity (Losses) Earnings, Net of Income Tax	—	2
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	14	(1)
Commodity contracts not subject to rate recovery	Operation and Maintenance	(1)	—
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	(29)	(12)
Commodity contracts subject to rate recovery	Cost of Natural Gas	—	(1)
Total		$49	$(9)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$(29)	$(12)
SoCalGas:
Commodity contracts not subject to rate recovery	Operation and Maintenance	$(1)	$—
Commodity contracts subject to rate recovery	Cost of Natural Gas	—	(1)
Total		$(1)	$(1)

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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at March 31, 2017 and December 31, 2016 is $7 million and $10 million, respectively. At March 31, 2017, if the credit ratings of Sempra Energy were reduced below investment grade, $10 million of additional assets could be required to be posted as collateral for these derivative contracts.
For SDG&E, the total fair value of this group of derivative instruments in a net liability position is $1 million at March 31, 2017 and negligible at December 31, 2016. At March 31, 2017, if the credit ratings of SDG&E were reduced below investment grade, $4 million of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2017 and December 31, 2016. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value during the three months ended March 31, 2017.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2017 and December 31, 2016 in the tables below include the following:

▪
Nuclear decommissioning trusts reflect the assets of SDG&E’s nuclear decommissioning trusts, excluding cash balances. A third party trustee values the trust assets using prices from a pricing service based on a market approach. We validate these prices by comparison to prices from other independent data sources. Securities are valued using quoted prices listed on nationally recognized securities exchanges or based on closing prices reported in the active market in which the identical security is traded (Level 1). Other securities are valued based on yields that are currently available for comparable securities of issuers with similar credit ratings (Level 2).

▪
For commodity contracts, interest rate derivatives and foreign exchange instruments, we primarily use a market approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs and long-term, fixed-price electricity positions at SDG&E, as we discuss below in “Level 3 Information.”

▪
Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both March 31, 2017 and December 31, 2016.

There were no transfers into or out of Level 1, Level 2 or Level 3 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at March 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$606	$5	$—	$—	$611
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	40	11	—	—	51
Municipal bonds	—	221	—	—	221
Other securities	—	167	—	—	167
Total debt securities	40	399	—	—	439
Total nuclear decommissioning trusts(2)	646	404	—	—	1,050
Interest rate and foreign exchange instruments	—	99	—	—	99
Commodity contracts not subject to rate recovery	—	23	—	9	32
Commodity contracts subject to rate recovery	—	2	90	20	112
Total	$646	$528	$90	$29	$1,293

Liabilities:
Interest rate and foreign exchange instruments	$—	$211	$—	$—	$211
Commodity contracts not subject to rate recovery	—	6	—	—	6
Commodity contracts subject to rate recovery	25	8	186	(24)	195
Total	$25	$225	$186	$(24)	$412

	Fair value at December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$508	$—	$—	$—	$508
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	36	16	—	—	52
Municipal bonds	—	206	—	—	206
Other securities	—	141	—	—	141
Total debt securities	36	363	—	—	399
Total nuclear decommissioning trusts(2)	544	363	—	—	907
Interest rate and foreign exchange instruments	—	9	—	—	9
Commodity contracts not subject to rate recovery	—	15	—	9	24
Commodity contracts subject to rate recovery	1	3	96	32	132
Total	$545	$390	$96	$41	$1,072

Liabilities:
Interest rate and foreign exchange instruments	$—	$252	$—	$—	$252
Commodity contracts not subject to rate recovery	16	11	—	(17)	10
Commodity contracts subject to rate recovery	19	8	170	(18)	179
Total	$35	$271	$170	$(35)	$441

(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

(2)	Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at March 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$606	$5	$—	$—	$611
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	40	11	—	—	51
Municipal bonds	—	221	—	—	221
Other securities	—	167	—	—	167
Total debt securities	40	399	—	—	439
Total nuclear decommissioning trusts(2)	646	404	—	—	1,050
Commodity contracts not subject to rate recovery	—	—	—	1	1
Commodity contracts subject to rate recovery	—	—	90	19	109
Total	$646	$404	$90	$20	$1,160

Liabilities:
Interest rate instruments	$—	$22	$—	$—	$22
Commodity contracts subject to rate recovery	25	7	186	(24)	194
Total	$25	$29	$186	$(24)	$216

	Fair value at December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$508	$—	$—	$—	$508
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	36	16	—	—	52
Municipal bonds	—	206	—	—	206
Other securities	—	141	—	—	141
Total debt securities	36	363	—	—	399
Total nuclear decommissioning trusts(2)	544	363	—	—	907
Commodity contracts not subject to rate recovery	—	—	—	1	1
Commodity contracts subject to rate recovery	1	2	96	30	129
Total	$545	$365	$96	$31	$1,037

Liabilities:
Interest rate instruments	$—	$25	$—	$—	$25
Commodity contracts subject to rate recovery	17	7	170	(16)	178
Total	$17	$32	$170	$(16)	$203

(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

(2)	Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at March 31, 2017
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Commodity contracts subject to rate recovery	$—	$2	$—	$1	$3
Total	$—	$2	$—	$1	$3

Liabilities:
Commodity contracts subject to rate recovery	$—	$1	$—	$—	$1
Total	$—	$1	$—	$—	$1

	Fair value at December 31, 2016
	Level 1	Level 2	Level 3	Netting(1)	Total
Assets:
Commodity contracts not subject to rate recovery	$—	$—	$—	$1	$1
Commodity contracts subject to rate recovery	—	1	—	2	3
Total	$—	$1	$—	$3	$4

Liabilities:
Commodity contracts subject to rate recovery	$2	$1	$—	$(2)	$1
Total	$2	$1	$—	$(2)	$1

(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
The following table sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended March 31,
	2017	2016
Balance at January 1	$(74)	$19
Realized and unrealized losses	(13)	(1)
Settlements	(9)	(7)
Balance at March 31	$(96)	$11
Change in unrealized losses relating to
instruments still held at March 31	$(16)	$(1)

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
CRRs are recorded at fair value based almost entirely on the most current auction prices published by the California Independent System Operator (ISO), an objective source. Annual auction prices are published once a year, typically in the middle of November, and are the basis for valuation for the following year. The impact associated with discounting is negligible. Because these auction prices are a less observable input, these instruments are classified as Level 3. The fair value of these instruments is derived from auction price differences between two locations. For CRRs settling from January 1, 2017 to December 31, 2017, the auction price inputs ranged from $(12) per MWh to $7 per MWh at a given location, and for CRRs settling from January 1, 2016 to December 31, 2016, the auction price inputs ranged from $(24) per MWh to $10 per MWh at a given location. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a higher (lower) fair value measurement. We summarize CRR volumes in Note 7.

Long-term, fixed-price electricity positions that are valued using significant unobservable data are classified as Level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net electricity positions classified as Level 3 is derived from a discounted cash flow model using market electricity forward price inputs. These inputs range from $14.50 per MWh to $43.25 per MWh at March 31, 2017. A significant increase or decrease in market electricity forward prices would result in a significantly higher or lower fair value, respectively. We summarize long-term, fixed-price electricity position volumes in Note 7.
Realized gains and losses associated with CRRs and long-term electricity positions, which are recoverable in rates, are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Unrealized gains and losses are recorded as regulatory assets and liabilities and therefore do not affect earnings.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, short-term amounts due to/from unconsolidated affiliates, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts because of the short-term nature of these instruments. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	March 31, 2017
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$168	$—	$78	$86	$164
Total long-term debt(2)(3)	14,971	—	15,123	496	15,619
SDG&E:
Total long-term debt(3)(4)	$4,493	$—	$4,546	$302	$4,848
SoCalGas:
Total long-term debt(5)	$3,009	$—	$3,121	$—	$3,121

	December 31, 2016
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$184	$—	$91	$84	$175
Total long-term debt(2)(3)	15,068	—	15,455	492	15,947
SDG&E:
Total long-term debt(3)(4)	$4,654	$—	$4,727	$305	$5,032
SoCalGas:
Total long-term debt(5)	$3,009	$—	$3,131	$—	$3,131

(1)	Excluding accumulated interest outstanding of $19 million and $17 million at March 31, 2017 and December 31, 2016, respectively.

(2)
Before reductions for unamortized discount (net of premium) and debt issuance costs of $105 million and $109 million at March 31, 2017 and December 31, 2016, respectively, and excluding build-to-suit and capital lease obligations of $382 million and $383 million at March 31, 2017 and December 31, 2016, respectively. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(3)	Level 3 instruments include $302 million and $305 million at March 31, 2017 and December 31, 2016, respectively, related to Otay Mesa VIE.

(4)
Before reductions for unamortized discount and debt issuance costs of $43 million and $45 million at March 31, 2017 and December 31, 2016, respectively, and excluding capital lease obligations of $239 million and $240 million at March 31, 2017 and December 31, 2016, respectively.

(5)	Before reductions for unamortized discount and debt issuance costs of $26 million and $27 million at March 31, 2017 and December 31, 2016, respectively.

We determine the fair value of certain long-term amounts due from unconsolidated affiliates and long-term debt based on a market approach using quoted market prices for identical or similar securities in thinly-traded markets (Level 2). We value certain other long-term amounts due from unconsolidated affiliates using a perpetuity approach based on the obligation’s fixed interest rate, the absence of a stated maturity date and a discount rate reflecting local borrowing costs (Level 3). We value other long-term debt using an income approach based on the present value of estimated future cash flows discounted at rates available for similar securities (Level 3).

We provide the fair values for the securities held in the nuclear decommissioning trust funds related to the San Onofre Nuclear Generating Station in Note 9.

NOTE 9. SAN ONOFRE NUCLEAR GENERATING STATION (SONGS)
We provide below updates to ongoing matters related to SONGS, a nuclear generating facility near San Clemente, California that ceased operations in June 2013, and in which SDG&E has a 20-percent ownership interest. We discuss SONGS further in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
REPLACEMENT STEAM GENERATORS
As part of the Steam Generator Replacement Project, the steam generators were replaced in SONGS Units 2 and 3, and the Units returned to service in 2010 and 2011, respectively. Both Units were shut down in early 2012 after a water leak occurred in the Unit 3 steam generator. Southern California Edison Company (Edison), the majority owner and operator of SONGS, concluded that the leak was due to unexpected wear from tube-to-tube contact. At the time the leak was identified, Edison also inspected and tested Unit 2 and subsequently found unexpected tube wear in Unit 2’s steam generator. These issues with the steam generators ultimately resulted in Edison’s decision to permanently retire SONGS in June 2013.
The replacement steam generators were designed and provided by Mitsubishi Heavy Industries, Ltd., Mitsubishi Nuclear Energy Systems, Inc., and Mitsubishi Heavy Industries America, Inc. (collectively MHI). In July 2013, SDG&E filed a lawsuit against MHI seeking to recover damages SDG&E has incurred and will incur related to the design defects in the steam generators. In October 2013, Edison instituted arbitration proceedings against MHI seeking recovery of damages. The other SONGS co-owners, SDG&E and the City of Riverside, participated as claimants and respondents.
On March 13, 2017, the International Chamber of Commerce International Court of Arbitration (Tribunal) found MHI liable for breach of contract, subject to a contractual limitation of liability, and rejected claimants’ other claims. The Tribunal awarded $118 million in damages to the SONGS co-owners, but determined that MHI was the prevailing party and awarded it 95 percent of its arbitration costs. The damage award is offset by these costs, resulting in a net award of approximately $60 million in favor of the SONGS co-owners. SDG&E’s specific allocation of the damage award is $24 million reduced by costs awarded to MHI of approximately $12 million, resulting in a net damage award of $12 million, which was paid by MHI to SDG&E in March 2017. These amounts include certain adjustments to calculations supporting the Tribunal’s findings. In accordance with the Amended Settlement Agreement discussed below, which may be modified or set aside, SDG&E recorded the proceeds from the MHI arbitration by reducing Operation and Maintenance Expense for previously incurred legal costs of $11 million, and shared the remaining $1 million equally between ratepayers and shareholders.
SETTLEMENT AGREEMENT TO RESOLVE THE CPUC’S ORDER INSTITUTING INVESTIGATION (OII) INTO THE SONGS OUTAGE (SONGS OII)
In November 2012, in response to the outage, the CPUC issued the SONGS OII, which was intended to determine the ultimate recovery of the investment in SONGS and the costs incurred since the commencement of this outage.
In November 2014, the CPUC issued a final decision approving an Amended and Restated Settlement Agreement (Amended Settlement Agreement) in the SONGS OII proceeding executed by SDG&E along with Edison, The Utility Reform Network (TURN), the CPUC Office of Ratepayer Advocates (ORA) and two other intervenors. The Amended Settlement Agreement does not affect ongoing or future proceedings before the Nuclear Regulatory Commission (NRC), or litigation or arbitration related to potential future recoveries from third parties (except for the allocation to ratepayers of any recoveries addressed in the final decision) or proceedings addressing decommissioning activities and costs. We describe the terms and provisions of the Amended Settlement Agreement in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
In May 2016, following the filing of petitions for modification by various parties, the CPUC issued a procedural ruling reopening the record of the OII to address the issue of whether the Amended Settlement Agreement is reasonable and in the public interest.
In December 2016, the CPUC issued another procedural ruling directing parties to the SONGS OII to determine whether an agreement could be reached to modify the Amended Settlement Agreement previously approved by the CPUC, to resolve allegations that unreported ex parte communications between Edison and the CPUC resulted in an unfair advantage at the time the settlement agreement was negotiated. Pursuant to the ruling, if no agreement is reached by April 28, 2017, the CPUC will consider other options including entertaining additional testimony, hearings and briefs. Subsequent to the ruling, the parties have met to confer and, as a result of these discussions, the parties have engaged a mediator and scheduled mediation sessions in June 2017. Given the pending mediation, the parties filed a joint motion with the CPUC in April 2017 requesting that the April 28, 2017 deadline be extended until August 15, 2017. The joint motion is pending before the CPUC.
There is no assurance that the Amended Settlement Agreement will not be renegotiated, modified or set aside as a result of the mediation or the larger OII proceedings, which could result in a substantial reduction in our expected recovery and have a material adverse effect on Sempra Energy’s and SDG&E’s results of operations, financial condition and cash flows.
Accounting and Financial Impacts
Through March 31, 2017, the cumulative after-tax loss from plant closure recorded by Sempra Energy and SDG&E is $125 million. The remaining regulatory asset for the expected recovery of SONGS costs, consistent with the Amended Settlement Agreement, is $175 million ($34 million current and $141 million long-term) at March 31, 2017. The amortization period prescribed for the regulatory asset is 10 years, ending in January 2022.
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be done once Units 2 and 3 are dismantled. In December 2016, Edison announced that, following a 10-month competitive bid process, it had contracted with a joint venture of AECOM and EnergySolutions (known as SONGS Decommissioning Solutions) as the general contractor to complete the dismantlement of SONGS. The majority of the dismantlement work is expected to take 10 years. SDG&E is responsible for 20 percent of the total contract price.
In accordance with state and federal requirements and regulations, SDG&E has assets held in nuclear decommissioning trusts (NDT) to fund its share of decommissioning costs for SONGS Units 1, 2 and 3. The amounts collected in rates for SONGS’ decommissioning are invested in the NDT, which is comprised of externally managed trust funds. Amounts held by the NDT are invested in accordance with CPUC regulations. The NDT assets are presented on the Sempra Energy and SDG&E Condensed Consolidated Balance Sheets at fair value with the offsetting credits recorded in Regulatory Liabilities Arising from Removal Obligations.
In April 2016, the CPUC adopted a decision approving a total decommissioning cost estimate for SONGS Units 2 and 3 of $4.4 billion (in 2014 dollars), of which SDG&E’s share is $899 million. Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. SDG&E has received authorization from the CPUC to access NDT funds of up to $302 million for 2013 through 2017 (2017 forecasted) SONGS decommissioning costs. This includes up to $84 million authorized by the CPUC in February 2017 to be withdrawn from the NDT for forecasted 2017 SONGS Units 2 and 3 costs as decommissioning costs are incurred.
In December 2016, the Internal Revenue Service (IRS) and the U.S. Department of the Treasury issued proposed regulations that clarify the definition of “nuclear decommissioning costs,” which are costs that may be paid for or reimbursed from a qualified fund. The proposed regulations state that costs related to the construction and maintenance of independent spent fuel management installations are included in the definition of “nuclear decommissioning costs.” The proposed regulations will be effective prospectively once they are finalized; however, the IRS has stated that it will not challenge taxpayer positions consistent with the proposed regulations for taxable years ending on or after the date the proposed regulations were issued. SDG&E is working with outside counsel to clarify with the IRS some of the provisions in the proposed regulations so as to confirm that the proposed regulations will allow SDG&E to access the NDT for reimbursement or payment of the spent fuel management costs that were or will be incurred in 2016 and subsequent years. It is unclear when SDG&E will receive clarification or when the proposed regulations will be finalized.

The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT. We provide additional fair value disclosures for the NDT in Note 8.

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At March 31, 2017:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$51	$—	$—	$51
Municipal bonds(1)	216	6	(1)	221
Other securities(2)	166	2	(1)	167
Total debt securities	433	8	(2)	439
Equity securities	255	358	(2)	611
Cash and cash equivalents	12	—	—	12
Total	$700	$366	$(4)	$1,062
At December 31, 2016:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$52	$—	$—	$52
Municipal bonds	203	4	(1)	206
Other securities	141	2	(2)	141
Total debt securities	396	6	(3)	399
Equity securities	143	366	(1)	508
Cash and cash equivalents	119	—	—	119
Total	$658	$372	$(4)	$1,026

(1)	Maturity dates are 2017-2047.

(2)	Maturity dates are 2017-2066.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended March 31,
	2017	2016
Proceeds from sales(1)	$357	$93
Gross realized gains	45	3
Gross realized losses	(5)	(8)

(1)	Excludes securities that are held to maturity.

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification. In the first quarter of 2017, sale and purchase activities in our NDT increased significantly compared to the same period in 2016 as a result of continuing changes to our asset allocations initiated in the fourth quarter of 2016 to reduce our equity volatility, lower our duration risk, and increase exposure to municipal bonds and intermediate credit. This shift in our asset mix is intended to reduce the overall risk profile of the NDT, as the plant is in the decommissioning stage.

NOTE 10. REGULATORY MATTERS
We discuss regulatory matters in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and details of any new matters below.
CALIFORNIA UTILITIES MATTERS
CPUC General Rate Case (GRC)
The CPUC uses a GRC proceeding to set sufficient rates to allow the California Utilities to recover their reasonable cost of operations and maintenance and to provide the opportunity to realize their authorized rates of return on their investment.
In June 2016, the CPUC issued a final decision in the 2016 GRC (2016 GRC FD), the details of which are discussed in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. The 2016 GRC FD was effective retroactive to January 1, 2016. SDG&E and SoCalGas recorded $9 million and $12 million, respectively, in the second quarter of 2016 for the retroactive after-tax earnings impact related to the first quarter of 2016.
The 2016 GRC FD required the establishment of two-way income tax expense memorandum accounts to track any revenue differences resulting from differences between the income tax expense forecasted in the GRC and the income tax expense incurred by SDG&E and SoCalGas from 2016 through 2018. The accounts will remain open, and the balance in the accounts will be reviewed in subsequent GRC proceedings, until the CPUC decides to close them. Starting in the second quarter of 2016, SoCalGas and SDG&E began recording liabilities associated with tracking the differences in the income tax expense forecasted in the GRC proceedings and the income tax expense incurred. At March 31, 2017, the recorded liability associated with these tracked amounts totaled $39 million and $3 million for SoCalGas and SDG&E, respectively.
SDG&E and SoCalGas are scheduled to file their next GRC applications in the third quarter of 2017. The applications will seek test year revenue requirements for 2019 and attrition year adjustments for 2020 and 2021.
Risk Assessment Mitigation Phase (RAMP) Report
In December 2014, the CPUC issued a decision incorporating a risk-based decision-making framework into all future GRC application filings for major natural gas and electric utilities in California. The framework is intended to assist in assessing safety risks and the utilities’ plans to help ensure that such risks are adequately addressed. In advance of filing the California Utilities’ 2019 GRC applications, two proceedings occurred: the Safety Model Assessment Proceeding and the RAMP. In the Safety Model Assessment Proceeding, the California Utilities demonstrated the models used to prioritize and mitigate risks in order for the CPUC to establish guidelines and standards for these models.
In November 2016, SDG&E and SoCalGas filed their first RAMP report presenting a comprehensive assessment of their key safety risks and proposed activities for mitigating such risks. The report details these risks, which include critical operational issues such as natural gas pipeline safety and wildfire safety, and addresses their classification, scoring, mitigation, alternatives, safety culture, quantitative analysis, data collection and lessons learned. As part of the new framework, funding for any incremental projects or activities is not addressed in the RAMP report and would be subsequently requested in the California Utilities’ upcoming GRC applications.
In March 2017, the CPUC’s Safety and Enforcement Division issued its evaluation report providing generally favorable feedback on the California Utilities’ RAMP report, but recommending more detailed analysis of the risks we presented in the report. The new GRC framework does not require the CPUC to adopt the RAMP report, and we expect that the California Utilities will need to further refine their RAMP assessments and proposed projects and activities, which will ultimately inform the SDG&E and SoCalGas 2019 GRC applications to be filed later this year.
CPUC Cost of Capital
In February 2017, SDG&E, SoCalGas, Pacific Gas and Electric Company (PG&E) and Edison, along with the ORA and TURN, entered into a memorandum of understanding and filed a joint petition with the CPUC seeking a two-year extension for each of the utilities to file its next respective cost of capital application, extending the date to file the next cost of capital application to April 2019 for a 2020 test year. In addition to the two-year extension of the deadline to file the next cost of capital application, the memorandum of understanding contains provisions to reduce the return on equity (ROE) for SDG&E from 10.30 percent to 10.20 percent and for SoCalGas from 10.10 percent to 10.05 percent, effective from January 1, 2018 through December 31, 2019. SDG&E’s and SoCalGas’ ratemaking capital structures will remain at current levels until modified, if at all, by a future cost of capital decision by the CPUC. Also, the utilities will update their cost of capital for actual cost of long-term debt through August 2017 and forecasted cost through

2018, and update preferred stock costs for anticipated issuances (if any) through 2018. The automatic cost of capital adjustment mechanism (CCM) will be in effect to adjust 2019 cost of capital, if necessary. Unless changed by the operation of the CCM, the updated costs of long-term debt and preferred stock (if applicable) and new ROEs will remain in effect through December 31, 2019. No protests were filed in response to the joint petition, and the CPUC issued a proposed decision in April 2017 approving the request. The proposed decision was subsequently withdrawn. We expect that a proposed decision will again be issued.

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
At March 31, 2017, accrued liabilities for legal proceedings, including associated legal fees and costs of litigation, were $18 million for Sempra Energy Consolidated, including $11 million for SDG&E and $5 million for SoCalGas. Amounts for Sempra Energy and SoCalGas include $5 million for matters related to the Aliso Canyon natural gas leak, which we discuss below.
SDG&E
2007 Wildfire Litigation
SDG&E has resolved almost all of the lawsuits associated with three wildfires that occurred in October 2007. Two appeals remain pending after judgment in the trial court. SDG&E does not expect additional plaintiffs to file lawsuits given the applicable statutes of limitation, but could receive additional settlement demands and damage estimates from the remaining plaintiffs until the cases are resolved. SDG&E maintains reserves for the wildfire litigation and makes adjustments to these reserves as information becomes available and amounts are estimable.
SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the costs incurred to resolve wildfire claims in excess of its liability insurance coverage and the amounts recovered from third parties. Accordingly, at March 31, 2017, Sempra Energy and SDG&E have recorded assets of $350 million in Regulatory Assets (long-term) and Other Regulatory Assets (long-term), respectively, on their Consolidated Balance Sheets ($349 million related to CPUC-regulated operations and $1 million related to Federal Energy Regulatory Commission (FERC)-regulated operations). In September 2015, SDG&E filed an application with the CPUC seeking authority to recover these CPUC-related costs in rates over a six- to ten-year period. The requested amount is the net estimated CPUC-related cost incurred by SDG&E after deductions for insurance reimbursement and third party settlement recoveries, and reflects a voluntary 10-percent shareholder contribution applied to the net Wildfire Expense Memorandum Account balance. In April 2016, the CPUC issued a ruling establishing the scope and schedule for the proceeding, which will be managed in two phases. Phase 1 addresses SDG&E’s operational and management prudence surrounding the 2007 wildfires. We expect a final CPUC decision in late 2017. Phase 2 will address whether SDG&E’s actions and decision-making in connection with settling legal claims in relation to the wildfires were reasonable, with a final CPUC decision expected by early 2019. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated at March 31, 2017, the resulting after-tax charge against earnings would have been up to approximately $207 million. A failure to obtain substantial or full recovery of these costs from customers, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on SDG&E’s and Sempra Energy’s results of operations and cash flows.
We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Lawsuit Against MHI
SDG&E participated as a claimant and respondent in an arbitration proceeding initiated by Edison in October 2013 against MHI seeking damages stemming from the failure of the MHI replacement steam generators at the SONGS nuclear power plant. In December 2013, MHI answered and filed a counterclaim against Edison. The arbitration hearing concluded at the end of April 2016.

In March 2017, the Tribunal found MHI liable for breach of contract, subject to a contractual limitation of liability, but determined that MHI was the prevailing party and awarded it 95 percent of its arbitration costs. We discuss this arbitration and decision further in Note 9.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
On October 23, 2015, SoCalGas discovered a leak at one of its injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility, located in the northern part of the San Fernando Valley in Los Angeles County. The Aliso Canyon facility has been operated by SoCalGas since 1972. SS25 is one of more than 100 injection-and-withdrawal wells at the storage facility.
Stopping the Leak, and Local Community Mitigation Efforts. SoCalGas worked closely with several of the world’s leading experts to stop the leak, and on February 18, 2016, the California Department of Conservation’s Division of Oil, Gas, and Geothermal Resources (DOGGR) confirmed that the well was permanently sealed.
Pursuant to a stipulation and order by the Los Angeles County Superior Court (Superior Court), SoCalGas provided temporary relocation support to residents in the nearby community who requested it before the well was permanently sealed. Following the permanent sealing of the well, the Los Angeles County Department of Public Health (DPH) conducted indoor testing of certain homes in the Porter Ranch community, and concluded that indoor conditions did not present a long-term health risk and that it was safe for residents to return home. In May 2016, the Superior Court ordered SoCalGas to offer to clean residents’ homes at SoCalGas’ expense as a condition to ending the relocation program. SoCalGas completed the residential cleaning program and the relocation program ended in July 2016.
Apart from the Superior Court order, in May 2016, the DPH also issued a directive that SoCalGas professionally clean (in accordance with the proposed protocol prepared by the DPH) the homes of all residents located within the Porter Ranch Neighborhood Council boundary, or who participated in the relocation program, or who are located within a five mile radius of the Aliso Canyon natural gas storage facility and have experienced symptoms from the natural gas leak (the Directive). SoCalGas disputes the Directive, contending that it is invalid and unenforceable, and has filed a petition for writ of mandate to set aside the Directive.
The total costs incurred to remediate and stop the leak and to mitigate local community impacts are significant and may increase, and we may be subject to civil or administrative fines, costs or other penalties, if awarded or imposed. To the extent any of these costs are not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Cost Estimates and Accounting Impact. As of March 31, 2017, SoCalGas recorded estimated costs of $799 million related to the leak. Of this amount, approximately 70 percent is for the temporary relocation program (including cleaning costs and certain labor costs) and approximately 20 percent is for efforts to control the well, stop the leak, stop or reduce the emissions, and the estimated cost of the root cause analysis being conducted by an independent third party to determine the cause of the leak. The remaining portion of the $799 million includes legal costs incurred to defend litigation, the value of lost gas, the costs to mitigate the actual natural gas released, and other costs. As the value of lost gas reflects the current replacement cost, the value may fluctuate until such time as replacement gas is purchased and injected into storage. SoCalGas adjusts its estimated total liability associated with the leak as additional information becomes available. The $799 million represents management’s best estimate of these costs related to the leak. Of these costs, a substantial portion has been paid and $49 million is accrued as Reserve for Aliso Canyon Costs as of March 31, 2017 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets for amounts expected to be paid after March 31, 2017.
As of March 31, 2017, we recorded the expected recovery of the costs described in the immediately preceding paragraph related to the leak of $621 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $173 million of insurance proceeds we received through March 31, 2017 related to control-of-well expenses and temporary relocation costs. If we were to conclude that this receivable or a portion of it was no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s financial condition, results of operations and cash flows.
The above amounts do not include any unsettled damage claims, restitution, or civil, administrative or criminal fines, costs or other penalties that may be imposed in connection with the incident or our responses thereto, as it is not possible to predict the outcome of any civil or criminal proceeding or any administrative action in which such damage awards, restitution or civil, administrative or criminal fines, costs or other penalties could be imposed, and any such amounts, if awarded or imposed or otherwise paid, cannot be reasonably estimated at this time. In addition, the recorded amounts above do not include the costs to clean additional homes pursuant to the DPH Directive, future legal costs necessary to defend litigation, and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate.

In March 2016, the CPUC ordered SoCalGas to establish a memorandum account to track its authorized revenue requirement and all revenues that it receives for its normal, business-as-usual costs to own and operate the Aliso Canyon gas storage field and, in September 2016, approved SoCalGas’ request to begin tracking these revenues as of March 17, 2016. The CPUC will determine at a later time whether, and to what extent, the authorized revenues tracked in the memorandum account may be refunded to ratepayers.
Insurance. Excluding directors and officers liability insurance, we have four kinds of insurance policies that together provide between $1.2 billion to $1.4 billion in insurance coverage, depending on the nature of the claims. We cannot predict all of the potential categories of costs or the total amount of costs that we may incur as a result of the leak. Subject to various policy limits, exclusions and conditions, based upon what we know as of the filing date of this report, we believe that our insurance policies collectively should cover the following categories of costs: costs incurred for temporary relocation (including cleaning costs and certain labor costs), costs to address the leak and stop or reduce emissions, the root cause analysis being conducted to determine the cause of the leak, the value of lost natural gas, costs incurred to mitigate the actual natural gas released, costs associated with litigation and claims by nearby residents and businesses, any costs to clean additional homes pursuant to the DPH Directive, and, in some circumstances depending on their nature and manner of assessment, fines and penalties. We have been communicating with our insurance carriers and, as discussed above, we have received insurance payments for a portion of control-of-well expenses and a portion of temporary relocation costs. We intend to pursue the full extent of our insurance coverage for the costs we have incurred or may incur. There can be no assurance that we will be successful in obtaining insurance coverage for these costs under the applicable policies, and to the extent we are not successful, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Our recorded estimate as of March 31, 2017 of $799 million of certain costs in connection with the Aliso Canyon storage facility leak may rise significantly as more information becomes available, and any costs not included in our estimate could be material. To the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Governmental Investigations and Civil and Criminal Litigation. Various governmental agencies, including DOGGR, DPH, South Coast Air Quality Management District (SCAQMD), California Air Resources Board (CARB), Los Angeles Regional Water Quality Control Board, California Division of Occupational Safety and Health, CPUC, Pipeline and Hazardous Materials Safety Administration (PHMSA), U.S. Environmental Protection Agency (EPA), Los Angeles County District Attorney’s Office and California Attorney General’s Office, have investigated or are investigating this incident. Other federal agencies (e.g., the U.S. Department of Energy (DOE) and the U.S. Department of the Interior) investigated the incident as part of the joint interagency task force discussed below. In January 2016, DOGGR and the CPUC selected Blade Energy Partners (Blade) to conduct an independent analysis under their supervision and to be funded by SoCalGas to investigate the technical root cause of the Aliso Canyon gas leak. The timing of the root cause analysis is under the control of Blade, DOGGR and the CPUC.
As of May 8, 2017, 266 lawsuits, including over 22,000 plaintiffs, are pending in the Los Angeles County Superior Court against SoCalGas, some of which have also named Sempra Energy. These various lawsuits assert causes of action for negligence, negligence per se, strict liability, property damage, fraud, public and private nuisance (continuing and permanent), trespass, inverse condemnation, fraudulent concealment, unfair business practices and loss of consortium, among other things, and additional litigation may be filed against us in the future related to this incident. A complaint alleging violations of Proposition 65 was also filed. These complaints seek compensatory and punitive damages, civil penalties, injunctive relief, costs of future medical monitoring and attorneys’ fees, and several seek class action status. All of these cases, other than a matter brought by the Los Angeles County District Attorney, the federal securities class action and one of the shareholder derivative actions discussed below, are coordinated before a single court in the Los Angeles County Superior Court for pretrial management.
In addition to the lawsuits described above, a federal securities class action alleging violation of the federal securities laws has been filed against Sempra Energy and certain of its officers and certain of its directors in the United States District Court for the Southern District of California (SDCA), and five shareholder derivative actions alleging breach of fiduciary duties against certain officers and certain directors of Sempra Energy and/or SoCalGas are pending, one in the SDCA and four in the coordination proceeding in the Los Angeles County Superior Court. In March 2017, the SDCA dismissed the shareholder derivative action pending in that court, ruling that the plaintiff did not have standing to pursue the alleged claims; the plaintiff was given leave to seek to amend his complaint to cure its deficiencies.
Pursuant to the coordination proceeding in the Los Angeles County Superior Court, in March 2017, the individuals and business entities asserting tort and Proposition 65 claims filed a Second Amended Consolidated Master Case Complaint for Individual Actions, through which their separate lawsuits will be managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium and violations of Proposition 65 against SoCalGas, with certain causes also naming Sempra Energy. The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties (including penalties associated with Proposition 65 claims alleging violation of requirements for warning about certain chemical exposures), and attorneys’ fees.
In January 2017, pursuant to the coordination proceeding, two consolidated class action complaints were filed against SoCalGas and Sempra Energy, one on behalf of a putative class of persons and businesses who own or lease real property within a five-mile radius of the well (the Property Class Action), and a second on behalf of a putative class of all persons and entities conducting business within five miles of the facility (the Business Class Action). Both complaints assert claims for strict liability for ultra-hazardous activities, negligence and violation of California Unfair Competition Law. The Property Class Action also asserts claims for negligence per se, trespass, permanent and continuing public and private nuisance, and inverse condemnation. The Business Class Action also asserts a claim for negligent interference with prospective economic advantage. Both complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees.
Three actions filed by public entities are pending, as follows. These lawsuits are also included in the coordination proceeding in the Los Angeles County Superior Court. First, in July 2016, the County of Los Angeles, on behalf of itself and the people of the State of California, filed a complaint against SoCalGas in the Los Angeles County Superior Court for public nuisance, unfair competition, breach of franchise agreement, breach of lease, and damages. This suit alleges that the four natural gas storage fields operated by SoCalGas in Los Angeles County require safety upgrades, including the installation of a sub-surface safety shut-off valve on every well. It additionally alleges that SoCalGas failed to comply with the DPH Directive. It seeks preliminary and permanent injunctive relief, civil penalties, and damages for the County’s costs to respond to the leak, as well as punitive damages and attorneys’ fees.
Second, in August 2016, the California Attorney General, acting in an independent capacity and on behalf of the people of the State of California and the CARB, together with the Los Angeles City Attorney, filed a third amended complaint on behalf of the people of the State of California against SoCalGas alleging public nuisance, violation of the California Unfair Competition Law, violations of California Health and Safety Code sections 41700, prohibiting discharge of air contaminants that cause annoyance to the public, and 25510, requiring reporting of the release of hazardous material, as well as California Government Code section 12607 for equitable relief for the protection of natural resources. The complaint seeks an order for injunctive relief, to abate the public nuisance, and to impose civil penalties.
Third, in March 2017, the County of Los Angeles filed a petition for writ of mandate against DOGGR and its State Oil & Gas Supervisor, as to which SoCalGas is the real party in interest. The petition alleges that DOGGR has failed to comply with the provisions of Senate Bill (SB) 380, which requires a comprehensive safety review of the Aliso Canyon facility before injection of natural gas may resume, because DOGGR declared the safety review complete before the root cause analysis was complete. The County further alleges that the California Environmental Quality Act requires DOGGR to perform an Environmental Impact Review before the resumption of injection of natural gas at the facility may be approved. The petition seeks a writ of mandate requiring DOGGR and the State Oil & Gas Supervisor to comply with SB 380, and declaratory and injunctive relief against any authorization to inject natural gas, as well as attorneys’ fees.
A complaint filed by the SCAQMD against SoCalGas seeking civil penalties for alleged violations of several nuisance-related statutory provisions arising from the leak and delays in stopping the leak was settled in February 2017, pursuant to which SoCalGas paid $8.5 million, of which $1 million is to be used to pay for a health study. The SCAQMD’s complaint was dismissed in February 2017.
Separately, in February 2016, the Los Angeles County District Attorney’s Office filed a misdemeanor criminal complaint against SoCalGas seeking penalties and other remedies for alleged failure to provide timely notice of the leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a), and for allegedly violating California Health and Safety Code section 41700 prohibiting discharge of air contaminants that cause annoyance to the public. In September 2016, SoCalGas entered into a settlement agreement with the District Attorney’s Office in which it agreed to plead no contest to the notice charge under Health and Safety Code section 25510(a) and agreed to pay the maximum fine of $75,000, penalty assessments of approximately $233,500, and up to $4 million in operational commitments, reimbursement and assessments in exchange for the District Attorney’s Office moving to dismiss the remaining counts at sentencing and settling the complaint (collectively referred to as the District Attorney Settlement). In November 2016, SoCalGas completed the commitments and obligations under the District Attorney Settlement, and on November 29, 2016, the Court approved the settlement and entered judgment on the notice charge. Certain individuals residing near Aliso Canyon who objected to the settlement have filed a notice of appeal of the judgment, as well as a petition asking the Superior Court to set aside the November 29, 2016 order and grant them restitution. The Superior Court dismissed the petition in January 2017, ruling that the petitioners have a remedy at law via their direct appeal.
The costs of defending against these civil and criminal lawsuits, cooperating with these investigations, and any damages, restitution, and civil, administrative and criminal fines, costs and other penalties, if awarded or imposed, as well as the costs of mitigating the actual natural gas released, could be significant and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Regulatory Proceedings. In February 2017, the CPUC opened a proceeding pursuant to SB 380 to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region. The proceeding will be conducted in two phases, with Phase 1 conducting an analysis of the feasibility of reducing or eliminating the use of Aliso Canyon and Phase 2 considering the potential implementation of the Phase 1 analysis. In accordance with the Phase 1 schedule, public participation hearings began in April 2017, and workshops are expected to occur later in 2017.
The scope of the order, which is subject to modification, expressly excludes issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Aliso Canyon gas leak.
Section 455.5 of the California Public Utilities Code, among other things, directs regulated utilities to notify the CPUC if all or any portion of a major facility has been out of service for nine consecutive months. Although SoCalGas does not believe the Aliso Canyon facility or any portion of that facility has been out of service for nine consecutive months, SoCalGas provided notification for transparency, and because the process for obtaining authorization to resume injection operations at the facility is taking longer to complete than initially contemplated. In response, and as required by Section 455.5, the CPUC issued a draft OII to address whether the Aliso Canyon facility or any portion of that facility has been out of service for nine consecutive months pursuant to Section 455.5, and if it is determined to have been out of service, whether the CPUC should adjust SoCalGas’ rates to reflect the period the facility is deemed to have been out of service. If the CPUC adopts the order as drafted and as required under Section 455.5, hearings on the investigation will be consolidated with SoCalGas’ next GRC proceeding. In the event that the CPUC determines that all or any portion of the facility has been out of service for nine consecutive months, the amount of any refund to ratepayers and the inability to earn a return on those assets could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows and results of operations.
Governmental Orders and Additional Regulation. In January 2016, the Governor of the State of California issued an Order proclaiming a state of emergency to exist in Los Angeles County due to the natural gas leak at the Aliso Canyon facility. The Governor’s Order imposes various orders with respect to: stopping the leak; protecting public health and safety; ensuring accountability; and strengthening oversight. Most of the directives in the Governor’s Order have been fulfilled, with the following remaining open items: (1) the prohibition against SoCalGas injecting any natural gas into the Aliso Canyon facility will continue until a comprehensive review, utilizing independent experts, of the safety of the storage wells is completed; (2) applicable agencies must convene an independent panel of scientific and medical experts to review public health concerns stemming from the natural gas leak and evaluate whether additional measures are needed to protect public health; (3) the CPUC must ensure that SoCalGas covers costs related to the natural gas leak and its response, while protecting ratepayers, and CARB was ordered to develop a program to fully mitigate the leak’s emissions of methane by March 31, 2016, with such program to be funded by SoCalGas; and (4) DOGGR, CPUC, CARB and California Energy Commission (CEC) must submit to the Governor’s Office a report that assesses the long-term viability of natural gas storage facilities in California.
In December 2015, SoCalGas made a commitment to mitigate the actual natural gas released from the leak and has been working on a plan to accomplish the mitigation. In March 2016, pursuant to the Governor’s Order, the CARB issued its Aliso Canyon Methane Leak Climate Impacts Mitigation Program, which sets forth its recommended approach to achieve full mitigation of the emissions from the Aliso Canyon natural gas leak. The CARB program requires that reductions in short-lived climate pollutants and other greenhouse gases be at least equivalent to the amount of the emissions from the leak, and that the global warming potential to be used in deriving the amount of reductions required is based on a 20-year term (rather than the 100-year term the CARB and other state and federal agencies use in regulating emissions), resulting in a target of approximately 9,000,000 metric tons of carbon dioxide equivalent. CARB’s program also provides that all of the mitigation is to occur in California over the next five to ten years without the use of allowances or offsets. In October 2016, CARB issued its final report concluding that the incident resulted in total emissions from 90,350 to 108,950 metric tons of methane, and asserting that SoCalGas should mitigate 109,000 metric tons of methane to fully mitigate the greenhouse gas impacts of the leak. We have not agreed with CARB’s estimate of methane released and continue to work with CARB on developing a mitigation plan.
In January 2016, the Hearing Board of the SCAQMD ordered SoCalGas to take various actions in connection with injecting and withdrawing natural gas at Aliso Canyon, sealing the well, monitoring, reporting, safety and funding a health impact study, among other things (Abatement Order). SoCalGas fulfilled its obligations under the Abatement Order to the satisfaction of the SCAQMD and its Hearing Board, except for the condition that SoCalGas agree to fund the reasonable costs of a study of the health impacts of the leak. Pursuant to the settlement agreement between SCAQMD and SoCalGas described above, the SCAQMD agreed that the health study condition was satisfied and, in March 2017, the Hearing Board terminated the Abatement Order.
PHMSA, DOGGR, SCAQMD, EPA and CARB have each commenced separate rulemaking proceedings to adopt further regulations covering natural gas storage facilities and injection wells. DOGGR issued new regulations following the Governor’s Order as described above, and in 2016, the California Legislature enacted four separate bills providing for additional regulation of natural gas storage facilities. Additional hearings in the California Legislature, as well as with various other federal and state regulatory agencies, have been or may be scheduled, additional legislation has been proposed in the California Legislature, and additional laws, orders, rules and regulations may be adopted. The Los Angeles County Board of Supervisors has formed a task force to review and potentially implement new, more stringent land use (zoning) requirements and associated regulations and enforcement protocols for oil and gas activities, including natural gas storage field operations, which could materially affect new or modified uses of the Aliso Canyon and other natural gas storage fields located in Los Angeles County.
Higher operating costs and additional capital expenditures incurred by SoCalGas as a result of new laws, orders, rules and regulations arising out of this incident or our responses thereto could be significant and may not be recoverable in customer rates, and SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations may be materially adversely affected by any such new laws, orders, rules and regulations.
Natural Gas Storage Operations and Reliability. Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer and heating needs in the winter. Aliso Canyon, with a storage capacity of 86 billion cubic feet (Bcf) (which represents 63 percent of SoCalGas’ natural gas storage inventory capacity), is the largest SoCalGas storage facility and an important element of SoCalGas’ delivery system. SoCalGas calculated that approximately 4.62 Bcf of natural gas was released from the Aliso Canyon natural gas storage facility as a result of the leak. SoCalGas has not injected natural gas into Aliso Canyon since October 25, 2015, pursuant to orders by DOGGR and the Governor, and in accordance with SB 380. Limited withdrawals of natural gas from Aliso Canyon have been made in 2017 to augment gas supplies during critical demand periods. In November 2016, SoCalGas submitted a request to DOGGR seeking authorization to resume injection operations at the Aliso Canyon storage facility. In accordance with SB 380, DOGGR held public meetings in the affected community to provide the public an opportunity to comment on the safety review findings, and the comment period has expired. It remains for DOGGR to issue its safety determination, after which the CPUC’s executive director must concur with DOGGR’s safety determination, before injections at the facility can resume.
If the Aliso Canyon facility were to be taken out of service for any meaningful period of time, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At March 31, 2017, the Aliso Canyon facility has a net book value of $550 million, including $225 million of construction work in progress for the project to construct a new compression station. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates, and SoCalGas’ and Sempra Energy’s results of operations, cash flows and financial condition may be materially adversely affected.
Sempra Mexico
Property Disputes and Permit Challenges
Sempra Mexico has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul LNG terminal near Ensenada, Mexico. A claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of the Secretaría de la Reforma Agraria (now the Secretaría de Desarrollo Agrario, Territorial y Urbano, or SEDATU) in 2006 to issue a title to him for the disputed property. In November 2013, the Agrarian Court ordered that SEDATU issue the requested title and cause it to be registered. Both SEDATU and Sempra Mexico challenged the ruling, due to lack of notification of the underlying process. Both challenges are pending to be resolved by a Federal Court in Mexico. Sempra Mexico expects additional proceedings regarding the claims.
The property claimant also filed a lawsuit in July 2010 against Sempra Energy in Federal District Court in San Diego seeking compensatory and punitive damages as well as the earnings from the Energía Costa Azul LNG terminal based on his allegations that he was wrongfully evicted from the adjacent property and that he has been harmed by other allegedly improper actions. In September 2015, the Court granted Sempra Energy’s motion for summary judgment and closed the case. The claimant has appealed the summary judgment and an earlier order dismissing certain of his causes of action. Argument on the appeal was held in March 2017.
Additionally, several administrative challenges are pending in Mexico before the Mexican environmental protection agency and the Federal Tax and Administrative Courts seeking revocation of the environmental impact authorization issued to Energía Costa Azul in 2003. These cases generally allege that the conditions and mitigation measures in the environmental impact authorization are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines.
Two real property cases have been filed against Energía Costa Azul. In one, the plaintiffs seek to annul the recorded property title for a parcel on which the Energía Costa Azul LNG terminal is situated and to obtain possession of a different parcel that allegedly sits in the same place. A second complaint was served in April 2013 seeking to invalidate the contract by which Energía Costa Azul purchased another of the terminal parcels, on the grounds the purchase price was unfair. In January 2016, the second complaint was dismissed by the Federal Agrarian Court. Sempra Mexico expects further proceedings on these two matters.

In 2015, the Yaqui tribe, with the exception of the Bácum community, granted its consent and a right-of-way easement agreement for the construction of the Guaymas-El Oro segment of IEnova’s Sonora natural gas pipeline that crosses its territory. Representatives of the Bácum community filed an amparo claim in Mexican Federal Court demanding the right to withhold consent for the project, the stoppage of work in the Yaqui territory and damages. The judge granted a suspension order that prohibited the construction through the Bácum community territory only. As a result, IEnova was delayed in the construction of the approximately 14 kilometers of pipeline that pass through territory of the Yaqui tribe. The Comisión Federal de Electricidad agreed to extend the deadline for commercial operations until the second quarter of 2017. Later-appointed Bácum authorities have requested that the Mexican Federal Court dismiss the amparo claim. In the meantime, the portion of the pipeline crossing the Bácum territory has been completed.
In December 2012, Backcountry Against Dumps, Donna Tisdale and the Protect Our Communities Foundation filed a complaint in the United States District Court for the Southern District of California seeking to invalidate the presidential permit issued by the DOE for Energía Sierra Juárez’s cross-border generation tie line (Gen-tie line) connecting the Energía Sierra Juárez wind project in Mexico to the electric grid in the United States. The suit alleged violations of the National Environmental Policy Act (NEPA), the Endangered Species Act, the Migratory Bird Treaty Act and the Bald and Golden Eagle Protection Act. Plaintiffs filed a motion for summary judgment, which the court largely denied in September 2015. One NEPA claim, however, was not resolved – whether the Environmental Impact Statement’s (EIS) assessment of alleged extraterritorial impacts of the Gen-tie line in the United States on the environment in Mexico was inadequate (the “extraterritorial impact issue”) – and was the subject of additional briefing in 2016. On January 30, 2017, the Court issued a ruling on the extraterritorial impact issue and, contrary to its prior ruling, ruled that the EIS was deficient for not considering the effects in Mexico of both the U.S. and Mexican portion of the Gen-tie line and the wind farm itself. The Court has not yet made a decision on the ultimate remedy, and a final judgment has not been entered.
Other Litigation
Sempra Energy holds a noncontrolling interest in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. The Royal Bank of Scotland (RBS), our partner in the joint venture, paid an £86 million assessment in October 2014 to the United Kingdom’s Revenue and Customs Department (HMRC) for denied value-added tax (VAT) refund claims filed in connection with the purchase of carbon credit allowances by RBS Sempra Energy Europe (RBS SEE), a subsidiary of RBS Sempra Commodities. RBS SEE has since been sold to JP Morgan and later to Mercuria Energy Group, Ltd. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid on certain carbon credit purchases during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. After paying the assessment, RBS filed a Notice of Appeal of the assessment with the First-Tier Tribunal. The First-Tier Tribunal held a preliminary hearing in September 2016 to determine whether HMRC’s assessment was time-barred. In January 2017, the First-Tier Tribunal issued a decision in favor of HMRC concluding that the assessment was not time-barred. RBS has decided not to appeal the First-Tier Tribunal’s decision to the Upper Tribunal. There will be a hearing on the substantive matter regarding whether RBS knew or should have known that certain vendors in the trading chain did not remit their VAT to HMRC.
During 2015, liquidators, acting on behalf of ten companies (the Companies) that engaged in carbon credit trading via chains that included a company that RBS SEE traded with directly, filed a claim in the High Court of Justice asserting damages of £73 million against RBS and Mercuria Energy Europe Trading Limited (the Defendants). The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay. JP Morgan has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and JP Morgan has in turn sought indemnity from us.
Our remaining balance in RBS Sempra Commodities is accounted for under the equity method. The investment balance of $67 million at March 31, 2017 reflects remaining distributions expected to be received from the partnership as it is liquidated. The timing and amount of distributions may be impacted by these matters.
We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, employment litigation, product liability, property damage and other claims. Juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.
CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first three months of 2017 to contractual commitments discussed in Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
Sempra LNG & Midstream’s natural gas purchase and transportation commitments have decreased by $90 million since December 31, 2016, primarily due to payments on existing contracts and changes in forward natural gas prices in the first three months of 2017. Net future payments are expected to decrease by $77 million in 2017 and $13 million in 2018 compared to December 31, 2016.

In May 2016, Sempra LNG & Midstream permanently released certain pipeline capacity that it held with Rockies Express and others, which we discuss in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra LNG & Midstream reached an agreement to settle a breach of contract claim against a counterparty in bankruptcy court for $57 million, which was approved by the court on April 25, 2017. Sempra LNG & Midstream expects to receive payment in the second quarter of 2017, which, upon receipt, will be recorded as a reduction to Other Cost of Sales on Sempra Energy’s Condensed Consolidated Statement of Operations.
LNG Purchase Agreement
Sempra LNG & Midstream has a purchase agreement for the supply of LNG to the Energía Costa Azul terminal. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2017 to 2029. At March 31, 2017, the commitment amount is expected to decrease by $174 million in 2017, $41 million in 2018, $32 million in 2019, $38 million in 2020, $40 million in 2021 and $677 million thereafter (through contract termination in 2029) compared to December 31, 2016, reflecting changes in estimated forward prices since December 31, 2016 and actual transactions for the first three months of 2017. These LNG commitment amounts are based on the assumption that all cargoes, less those already confirmed to be diverted, under the agreement are delivered. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG & Midstream. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.
Capital Leases – Power Purchase Agreements
In the first quarter of 2017, SDG&E satisfied all of the conditions precedent for a CPUC-approved 20-year power purchase agreement with a 500-MW intermediate storage power plant facility that is under construction. Beginning with the initial delivery of the contracted power, scheduled in 2018, the power purchase agreement will be accounted for as a capital lease. Future minimum lease payments under the new power purchase agreement are as follows:

FUTURE MINIMUM PAYMENTS – POWER PURCHASE AGREEMENT
(Dollars in millions)
2017	$—
2018	88
2019	105
2020	105
2021	105
Thereafter	1,706
Total minimum lease payments(1)	2,109
Less: interest(2)	(1,559)
Present value of net minimum lease payments	$550

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
Construction and Development Projects
SDG&E
In the first three months of 2017, significant net increases to contractual commitments at SDG&E were $68 million primarily for construction and infrastructure improvements for transmission systems. Net future payments under these contractual commitments are expected to increase by $31 million in 2017 and $42 million in 2018, decrease by $2 million in 2019, increase by $3 million in 2020 and $1 million in 2021, and decrease by $7 million thereafter compared to December 31, 2016.
NUCLEAR INSURANCE
SDG&E and the other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $450 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $13 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $450 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. In such case, SDG&E’s contribution would be up to $50.9 million. This amount is subject to an annual maximum of $7.6 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.
The SONGS owners, including SDG&E, also have $1.5 billion of nuclear property, decontamination, and debris removal insurance, subject to a $2.5 million deductible for “each and every loss.” This insurance coverage is provided through Nuclear Electric Insurance Limited (NEIL). The NEIL policies have specific exclusions and limitations that can result in reduced or eliminated coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $10.4 million of retrospective premiums based on overall member claims. All of SONGS’ insurance claims arising out of the failures of the MHI replacement steam generators have been settled with NEIL, as we discuss in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
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
U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL
The Nuclear Waste Policy Act of 1982 made the DOE responsible for accepting, transporting, and disposing of spent nuclear fuel. However, it is uncertain when the DOE will begin accepting spent nuclear fuel from SONGS. This delay will lead to increased costs for spent fuel storage. SDG&E will continue to support Edison in its pursuit of claims on behalf of the SONGS co-owners against the DOE for its failure to timely accept the spent nuclear fuel. In April 2016, Edison executed a spent fuel settlement agreement with the DOE for $162 million covering damages incurred from January 1, 2006 through December 31, 2013. In May 2016, Edison refunded SDG&E $32 million for its respective share of the damage award paid. In applying this refund, SDG&E recorded a $23 million reduction to the SONGS regulatory asset, an $8 million reduction of its nuclear decommissioning balancing account and a $1 million reduction in its SONGS operation and maintenance cost balancing account.
In September 2016, Edison filed claims with the DOE for $56 million in spent fuel management costs incurred in 2014 and 2015 on behalf of the SONGS co-owners under the terms of the 2016 spent fuel settlement agreement. In February 2017, the DOE reduced the request to approximately $43 million primarily due to reductions to the claimed fuel canister costs. SDG&E’s respective share of the claim is $9 million. We expect Edison’s claim to be resolved, and to receive SDG&E’s portion of the final settlement award, net of legal costs, in the second quarter of 2017.
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
As they become operational, projects owned or partially owned by Sempra LNG & Midstream, Sempra Renewables, Sempra South American Utilities and Sempra Mexico place significant reliance on the ability of their suppliers, customers and partners to perform on long-term agreements and on our ability to enforce contract terms in the event of nonperformance. We consider many factors, including the negotiation of supplier and customer agreements, when we evaluate and approve development projects.

NOTE 12. SEGMENT INFORMATION
We have six separately managed, reportable segments, as follows:

▪	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

▪	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

▪	Sempra South American Utilities develops, owns and operates, or holds interests in, electric transmission, distribution and generation infrastructure in Chile and Peru.

▪
Sempra Mexico develops, owns and operates, or holds interests in, natural gas transmission systems and an ethane system, a liquid petroleum gas pipeline and associated storage terminal, a natural gas distribution utility, electric generation facilities (including wind and solar electric generation facilities and a natural gas-fired power plant), a terminal for the import of LNG, and marketing operations for the purchase of LNG and the purchase and sale of natural gas in Mexico. In February 2016, management approved a plan to market and sell the TdM natural gas-fired power plant located in Mexicali, Baja California, as we discuss in Note 3.

▪	Sempra Renewables develops, owns and operates, or holds interests in, wind and solar energy generation facilities serving wholesale electricity markets in the United States.

▪
Sempra LNG & Midstream develops, owns and operates, or holds interests in, a terminal for the import and export of LNG and sale of natural gas, and natural gas pipelines and storage facilities, all within the United States. In September 2016, Sempra LNG & Midstream sold EnergySouth Inc., the parent company of Mobile Gas and Willmut Gas, and in May 2016, sold its 25-percent interest in Rockies Express. We discuss these divestitures in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2017	2016
REVENUES
SDG&E	$1,057	$991
SoCalGas	1,241	1,033
Sempra South American Utilities	412	400
Sempra Mexico	264	138
Sempra Renewables	22	7
Sempra LNG & Midstream	132	130
Intersegment revenues(1)	(97)	(77)
Total	$3,031	$2,622
INTEREST EXPENSE
SDG&E	$49	$48
SoCalGas	25	22
Sempra South American Utilities	9	9
Sempra Mexico	32	4
Sempra Renewables	4	—
Sempra LNG & Midstream	11	12
All other	68	72
Intercompany eliminations	(29)	(24)
Total	$169	$143
INTEREST INCOME
Sempra South American Utilities	$5	$5
Sempra Mexico	2	2
Sempra Renewables	1	1
Sempra LNG & Midstream	17	16
Intercompany eliminations	(19)	(18)
Total	$6	$6
DEPRECIATION AND AMORTIZATION
SDG&E	$163	$159
SoCalGas	126	122
Sempra South American Utilities	13	13
Sempra Mexico	36	17
Sempra Renewables	9	1
Sempra LNG & Midstream	10	13
All other	3	3
Total	$360	$328
INCOME TAX EXPENSE (BENEFIT)(2)
SDG&E	$90	$65
SoCalGas	98	83
Sempra South American Utilities	19	14
Sempra Mexico	142	40
Sempra Renewables	(11)	(13)
Sempra LNG & Midstream	1	(29)
All other	(44)	(52)
Total	$295	$108

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2017	2016
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Renewables	$2	$7
Sempra LNG & Midstream	1	(29)
Total	$3	$(22)
Earnings (losses) recorded net of tax:
Sempra South American Utilities	$1	$2
Sempra Mexico	(9)	15
Total	$(8)	$17
EARNINGS (LOSSES)(2)
SDG&E	$155	$136
SoCalGas(3)	203	199
Sempra South American Utilities	47	38
Sempra Mexico	48	18
Sempra Renewables	11	14
Sempra LNG & Midstream	1	(32)
All other	(24)	(20)
Total	$441	$353
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$418	$329
SoCalGas	357	340
Sempra South American Utilities	43	43
Sempra Mexico	94	40
Sempra Renewables	69	181
Sempra LNG & Midstream	3	35
All other	8	3
Total	$992	$971
	March 31, 2017	December 31, 2016
ASSETS
SDG&E	$17,900	$17,719
SoCalGas	13,602	13,424
Sempra South American Utilities	3,729	3,591
Sempra Mexico	7,702	7,542
Sempra Renewables	2,282	3,644
Sempra LNG & Midstream	5,092	5,564
All other	644	475
Intersegment receivables	(2,667)	(4,173)
Total	$48,284	$47,786
EQUITY METHOD AND OTHER INVESTMENTS
Sempra South American Utilities	$20	$—
Sempra Mexico	212	180
Sempra Renewables	812	844
Sempra LNG & Midstream	999	997
All other	77	76
Total	$2,120	$2,097

(1)
Revenues for reportable segments include intersegment revenues of $1 million, $18 million, $25 million and $53 million for the three months ended March 31, 2017 and $3 million, $17 million, $27 million and $30 million for the three months ended March 31, 2016 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG & Midstream, respectively.

(2)	Amounts for the three months ended March 31, 2016 reflect the adoption of ASU 2016-09 as of January 1, 2016, as we discuss in Note 2.

(3)	After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and the Consolidated Financial Statements and the Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2016 (Annual Report).

OVERVIEW
Sempra Energy is a Fortune 500 energy-services holding company whose operating units invest in, develop and operate energy infrastructure, and provide gas and electricity services to their customers in North and South America. Additional information about our operating units, Sempra Utilities and Sempra Infrastructure, and their respective segments is provided below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.
This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	San Diego Gas & Electric Company (SDG&E) and its consolidated variable interest entity (VIE)

▪	Southern California Gas Company (SoCalGas)
References to “we,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by its context. We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include our South American utilities or the utilities in our Sempra Infrastructure operating unit. All references to “Sempra Utilities” and “Sempra Infrastructure,” and to their respective principal segments, are not intended to refer to any legal entity with the same or similar name.
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:

▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;

▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE; and

▪	the Condensed Financial Statements and related Notes of SoCalGas.
Below are summary descriptions of our operating units and their reportable segments.

SEMPRA ENERGY OPERATING UNITS AND REPORTABLE SEGMENTS

SEMPRA UTILITIES

Business summary	Market	Service territory
SDG&E A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪ Provides electricity to a population of 3.6 million (1.4 million meters) ▪ Provides natural gas to a population of 3.3 million (0.9 million meters)	Serves the county of San Diego, California (electric and natural gas) and an adjacent portion of southern Orange County (electric only) covering 4,100 square miles
SOCALGAS A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Provides natural gas to a population of 21.7 million (5.9 million meters)	Southern California and portions of central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles
SEMPRA SOUTH AMERICAN UTILITIES Develops, owns and operates, or holds interests in electric transmission, distribution and generation infrastructure	▪ Provides electricity to a population of approximately 2 million (approximately 0.7 million meters) in Chile and approximately 4.9 million (approximately 1.1 million meters) in Peru	▪ Region of Valparaiso in central Chile ▪ Southern zone of metropolitan Lima, Peru
SDG&E
Capital Project Updates
We summarize below updates regarding certain major capital projects at SDG&E.

CAPITAL PROJECTS – SDG&E

Project description	Estimated cost (in millions)		Status
South Orange County Reliability Enhancement
▪ December 2016 California Public Utilities Commission (CPUC) final decision granted a Certificate of Public Convenience and Necessity to replace/upgrade existing 230-kilovolt (kV) transmission lines to enhance the capacity and reliability of electric service to the south Orange County area.	$381	▪	Construction expected to start in the second half of 2017.
		▪	Rehearing requests filed by the City of San Juan Capistrano and local opposition group pending with CPUC.
Electric Vehicle Charging
▪ January 2017 application, pursuant to Senate Bill (SB) 350, to perform various activities and make investments in support of electric vehicle charging at an estimated cost of $349 million, including $51 million of operation and maintenance expense (O&M)(1).	$298	▪	Application pending
Energy Storage
▪ August 2016 CPUC approval to own and operate two energy storage projects totaling 37.5 megawatts (MW) to enhance electric reliability in the San Diego service territory.	Not disclosed	▪	Completed in first quarter of 2017.
▪ April 2017 application to procure up to 70 MW of utility-owned energy storage to provide local capacity.	Not disclosed	▪	Application pending
Utility Billing and Customer Information Systems (CIS) Software
▪ April 2017 application to replace CIS software at an estimated cost of $287 million, including $67 million of O&M(1).	$220	▪	Application pending

(1)	O&M is related to implementation costs.

We discuss additional matters related to SDG&E in “Factors Influencing Future Performance.”

California Utilities – Joint Matters
Capital Project Updates
We summarize below updates regarding certain major joint capital projects at our California Utilities.

CAPITAL PROJECTS – CALIFORNIA UTILITIES

Project description		Estimated cost (in millions)		Status
Mobile Home Park Utility Upgrade Program
▪	May 2017 application filed with the CPUC to convert an additional 20 percent of eligible units to direct utility service, for a total of 30 percent of mobile homes.	$471	▪	Application pending
		to
		$508
▪	Estimated cost of $204 million, including $2 million of O&M(1), at SDG&E.
▪	Estimated cost of $272 million to $310 million, including $3 million to $4 million of O&M(1), at SoCalGas.
Pipeline Safety Enhancement Plan (PSEP)
▪	March 2017 application filed with the CPUC to recover forecasted costs associated with twelve Phase 1B and Phase 2A pipeline safety projects for $255 million, including $57 million of O&M(1).	$198	▪	Application pending

(1)	O&M is related to implementation costs.
Energy Efficiency
The CPUC has established incentive mechanisms that are based on the effectiveness of energy efficiency programs. In March 2017, the CPUC approved the settlement agreements reached with the Office of Ratepayer Advocates (ORA) and The Utility Reform Network (TURN) regarding the incentive awards for program years 2006 through 2008, wherein the parties agreed that SDG&E and SoCalGas would offset up to a total of approximately $4 million each against future incentive awards over the next three years beginning in 2017. If the total incentive awards ultimately authorized for 2017 through 2019 are less than approximately $4 million for either utility, the applicable utility is released from paying any remaining unapplied amount.
Natural Gas Procurement
In June 2016, SoCalGas filed an application for a gas cost incentive mechanism (GCIM) award of $5 million for natural gas procured for its core customers during the 12-month period ended March 31, 2016. The CPUC approved the award in January 2017.
We discuss additional joint matters related to the California Utilities in “Factors Influencing Future Performance.”

SEMPRA INFRASTRUCTURE

Business summary	Market	Geographic area
SEMPRA MEXICO
Develops, owns and operates, or holds interests in:
▪
natural gas transmission pipelines
▪
liquid petroleum gas (LPG) and ethane systems
▪
a natural gas distribution utility
▪
electric generation facilities, including wind, solar and a natural gas-fired power plant (presently held for sale)
▪
a terminal for the import of liquefied natural gas (LNG)
▪
a terminal for the storage of LPG
▪
marketing operations for the purchase of LNG and the purchase and sale of natural gas
	▪ Natural gas ▪ Wholesale electricity ▪ Liquefied natural gas ▪ Liquid petroleum gas	▪ Mexico
SEMPRA RENEWABLES Develops, owns and operates, or holds interests in renewable energy generation projects	▪ Wholesale electricity	▪ Arizona ▪ California ▪ Colorado ▪ Hawaii ▪ Indiana ▪ Kansas	▪ Michigan ▪ Minnesota ▪ Nebraska ▪ Nevada ▪ Pennsylvania
SEMPRA LNG & MIDSTREAM
Develops, owns and operates, or holds interests in LNG and natural gas midstream assets:
▪
a terminal in the U.S. for the import and export of LNG and sale of natural gas
▪
natural gas pipelines and storage facilities
▪
marketing operations

	▪ Liquefied natural gas ▪ Natural gas	▪ Alabama ▪ Louisiana ▪ Mississippi ▪ Texas

Sempra Mexico
Capital Project Updates
We summarize below updates regarding certain major capital projects at Sempra Mexico.

CAPITAL PROJECTS – SEMPRA MEXICO

Project description		Estimated cost (in millions)		Status
San Isidro Pipeline
▪	July 2015 agreement with CFE for development, construction and operation of the approximately 14-mile pipeline.	$110	▪	Pipeline completed in March 2017.
▪	Natural gas transportation services agreement for a 25-year term, denominated in U.S. dollars, for 100 percent of the transport capacity, equal to 1.1 billion cubic feet (Bcf) per day.		▪	Estimated completion of compression station: second half of 2017
Pima Solar
▪	110-MW photovoltaic project located in Sonora, Mexico.	$115	▪	Construction expected to commence in the fourth quarter of 2017.
▪	In March 2017, entered into a 20-year, U.S. dollar denominated power purchase agreement to provide renewable energy, clean energy certificates and capacity.		▪	Estimated completion: fourth quarter of 2018
▪	Wholly owned by Infraestructura Energética Nova, S.A.B. de C.V. (IEnova).
We discuss additional matters related to Sempra Mexico in “Factors Influencing Future Performance.”

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:

▪	Overall results of our operations

▪	Segment results

▪	Adjusted earnings and adjusted earnings per share

▪	Significant changes in revenues, costs and earnings between periods

▪	Impact of foreign currency and inflation rates on our results of operations
OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY
Our earnings increased by $88 million (25%) to $441 million in the three months ended March 31, 2017, while diluted earnings per share (EPS) increased by $0.35 per share (25%) to $1.75 per share. Our earnings and diluted earnings per share were impacted by variances discussed in “Segment Results” below and by the items included in the table “Sempra Energy Adjusted Earnings and Adjusted Earnings Per Share,” also below.

SEGMENT RESULTS
The following section presents earnings (losses) by Sempra Energy segment, as well as Parent and other, and the related discussion of the changes in segment earnings (losses). Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted, and before noncontrolling interests, where applicable.

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2017	2016(1)
Sempra Utilities:
SDG&E	$155	$136
SoCalGas(2)	203	199
Sempra South American Utilities	47	38
Sempra Infrastructure:
Sempra Mexico	48	18
Sempra Renewables	11	14
Sempra LNG & Midstream	1	(32)
Parent and other(3)	(24)	(20)
Earnings	$441	$353

(1)	Reflects the adoption of ASU 2016-09, as we discuss in Note 2 of the Notes to Condensed Consolidated
Financial Statements herein.

(2)	After preferred dividends.

(3)	Includes after-tax interest expense ($41 million and $43 million for the three months ended March 31, 2017 and 2016, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

Due to the delay in the issuance of the CPUC’s final decision in the California Utilities’ 2016 General Rate Case (2016 GRC FD), the California Utilities recorded revenues in the first quarter of 2016 based on levels authorized for 2015 under the 2012 GRC. The 2016 GRC FD, which was issued by the CPUC in June 2016, was effective retroactive to January 1, 2016. As a result, the California Utilities’ CPUC-authorized base revenues for the first quarter of 2017 are based on the revenues authorized for the 2016 test year plus the amount authorized for attrition for 2017. Had the 2016 GRC FD been in effect in the first quarter of 2016, SDG&E’s and SoCalGas’ earnings for the first quarter of 2016 would have been higher by $9 million and $12 million, respectively. These amounts were recorded in earnings in the second quarter of 2016. We provide additional information on the 2016 GRC FD in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E
The increase in earnings of $19 million (14%) in the three months ended March 31, 2017 was primarily due to:

▪	$9 million lower earnings in 2016 due to the delay in the issuance of the 2016 GRC FD;

▪	$6 million higher CPUC base operating margin authorized for 2017, net of higher non-refundable operating costs;

▪
$6 million reimbursement of litigation costs associated with the arbitration ruling over the San Onofre Nuclear Generating Station’s (SONGS) replacement steam generators, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$4 million increase in allowance for funds used during construction (AFUDC) related to equity; offset by

▪	$1 million income tax expense in 2017 compared to $7 million income tax benefit in 2016 associated with excess tax deficiencies/benefits related to share-based compensation.
SoCalGas
The increase in earnings of $4 million (2%) in the three months ended March 31, 2017 was primarily due to:

▪	$12 million lower earnings in 2016 due to the delay in the issuance of the 2016 GRC FD; offset by

▪	$7 million charge in 2017 associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD.
Sempra South American Utilities
Because our operations in South America use their local currency as their functional currency, revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra Energy Consolidated’s results of operations. The year-to-year variances discussed below are as adjusted for the difference in foreign currency translation rates between years. We discuss these and other foreign currency effects below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.”

The increase in earnings of $9 million (24%) in the three months ended March 31, 2017 was mainly due to higher earnings from operations at Luz del Sur S.A.A. (Luz del Sur), primarily driven by an increase in rates, and lower operating expenses.
Sempra Mexico
The increase in earnings of $30 million in the three months ended March 31, 2017 was primarily due to:

▪
$5 million deferred income tax benefit in 2017 compared to $29 million deferred income tax expense in 2016 on our investment in the Termoeléctrica de Mexicali (TdM) natural gas-fired power plant that is held for sale, as we discuss in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report;

▪	$28 million higher earnings from the recognition of AFUDC related to equity primarily associated with the Ojinaga and San Isidro pipeline projects;

▪
$22 million higher pipeline operational earnings, primarily attributable to the increase in our ownership interest in Gasoductos de Chihuahua S. de R.L. de C.V. (GdC) from 50 percent to 100 percent in September 2016; and

▪	$10 million operational earnings in 2017 from the Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V. (Ventika) wind power generation facilities, which we acquired in December 2016; offset by

▪
$97 million income tax expense ($65 million after noncontrolling interests) from foreign currency and inflation effects, offset by a $44 million benefit ($73 million pretax) from foreign currency derivatives, which are hedging Sempra Mexico’s foreign currency exposure from its controlling interest in IEnova, as we discuss below in “Other Income, Net;” and

▪	$8 million higher interest expense, including $4 million at Ventika and $2 million at GdC related to debt assumed in their acquisitions.
Sempra Renewables
The decrease in earnings of $3 million (21%) in the three months ended March 31, 2017 was primarily due to lower earnings from our wind assets.
Sempra LNG & Midstream
The increase in earnings of $33 million in the three months ended March 31, 2017 was primarily due to:

▪
$27 million impairment charge in 2016 related to the investment in Rockies Express Pipeline LLC (Rockies Express), which we discuss further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein;

▪	$20 million higher results from natural gas marketing activities; and

▪	$6 million higher results from LNG marketing activities primarily driven by changes in natural gas prices; offset by

▪	$10 million lower equity earnings resulting from the sale of our investment in Rockies Express in May 2016; and

▪	$7 million lower earnings due to the sale of EnergySouth Inc. in September 2016, as we discuss in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.
Parent and Other
The increase in losses of $4 million (20%) in the three months ended March 31, 2017 was primarily due to:

▪	$8 million lower income tax benefits in 2017, including:

◦	$1 million income tax expense in 2017 compared to $17 million income tax benefit in 2016 associated with excess tax deficiencies/benefits related to share-based compensation, offset by

◦	$7 million income tax benefit in 2017 related to a deferred income tax liability on an outside basis difference in a subsidiary investment, and

◦	$5 million U.S. income tax expense in 2016 on planned repatriation of earnings from certain non-U.S. subsidiaries; and

▪	$5 million ($8 million pretax) of costs in 2017 associated with foreign currency derivatives, as we discuss below in “Other Income, Net;” offset by

▪
$5 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans, net of the increase in deferred compensation liability associated with the investments; and

▪	$4 million lower net interest expense.
ADJUSTED EARNINGS AND ADJUSTED EARNINGS PER SHARE
We prepare the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). However, for Sempra Energy Consolidated, management may use earnings and earnings per share adjusted to exclude certain items (referred to as adjusted earnings and adjusted earnings per share) internally for financial planning, for analysis of performance and for reporting of results to the Board of Directors. We may also use adjusted earnings and adjusted earnings per share when communicating our financial results and earnings outlook to analysts and investors. Adjusted earnings and adjusted earnings per share are non-GAAP financial measures. Because of the significance and/or nature of the excluded items, management believes that these non-GAAP financial measures provide a meaningful comparison of the performance of Sempra Energy’s business operations to prior and future periods.
Non-GAAP financial measures are supplementary information that should be considered in addition to, but not as a substitute for, the information prepared in accordance with U.S. GAAP. The table below reconciles adjusted earnings and adjusted earnings per share to Sempra Energy Earnings and Diluted Earnings Per Common Share, which we consider to be the most directly comparable financial measures calculated in accordance with U.S. GAAP, for the three months ended March 31, 2017 and 2016. SDG&E and SoCalGas did not have any adjustments to earnings for the three months ended March 31, 2017 or 2016.

SEMPRA ENERGY ADJUSTED EARNINGS AND ADJUSTED EARNINGS PER SHARE
(Dollars in millions, except per share amounts)
	Pretax amount	Income tax (benefit) expense(1)	Non-controlling interests	Earnings	Diluted EPS
	Three months ended March 31, 2017
Sempra Energy GAAP Earnings				$441	$1.75
Excluded item:
Deferred income tax benefit associated with TdM	$—	$(5)	$2	(3)	(0.01)
Sempra Energy Adjusted Earnings				$438	$1.74
Weighted-average number of shares outstanding, diluted (thousands)					252,246
	Three months ended March 31, 2016(2)
Sempra Energy GAAP Earnings				$353	$1.40
Excluded items:
Impairment of investment in Rockies Express	$44	$(17)	$—	27	0.11
Deferred income tax expense associated with TdM	—	29	(5)	24	0.09
Sempra Energy Adjusted Earnings				$404	$1.60
Weighted-average number of shares outstanding, diluted (thousands)					251,487

(1)
Income taxes were calculated based on applicable statutory tax rates, except for adjustments that are solely income tax. Income taxes associated with TdM were calculated based on the applicable statutory tax rate, including translation from historic to current exchange rates.

(2)	Reflects the adoption of ASU 2016-09, as we discuss in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.
CHANGES IN REVENUES, COSTS AND EARNINGS
This section contains a discussion of the differences between periods in certain line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.
Utilities Revenues
Our utilities revenues include
Electric revenues at:

▪	SDG&E

▪	Sempra South American Utilities’ Chilquinta Energía S.A. (Chilquinta Energía) and Luz del Sur
Natural gas revenues at:

▪	SDG&E

▪	SoCalGas

▪	Sempra Mexico’s Ecogas México, S. de R.L. de C.V. (Ecogas)

▪	Sempra LNG & Midstream’s Mobile Gas Service Corporation (Mobile Gas) and Willmut Gas Company (Willmut Gas) (prior to the sale of EnergySouth Inc. on September 12, 2016)
Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.
SoCalGas and SDG&E currently operate under a regulatory framework that:

▪
permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered in subsequent periods through rates.

▪
permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed through to customers in rates substantially as incurred. However, SoCalGas’ GCIM provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 1 of the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business” in the Annual Report.

▪	also permits the California Utilities to recover certain expenses for programs authorized by the CPUC, or “refundable programs.”
Because changes in SDG&E’s and SoCalGas’ cost of electricity and/or natural gas is substantially recovered in rates, changes in these costs are reflected in the changes in revenues, and therefore do not impact earnings. In addition to the change in cost or market prices, electric or natural gas revenues recorded during a period are impacted by customer billing cycles causing a difference between customer billings and recorded or authorized costs. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.
The table below summarizes revenues and cost of sales for our utilities, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2017	2016
Electric revenues:
SDG&E	$875	$843
Sempra South American Utilities	390	378
Eliminations and adjustments	(2)	(2)
Total	1,263	1,219
Natural gas revenues:
SoCalGas	1,241	1,033
SDG&E	182	148
Sempra Mexico	30	22
Sempra LNG & Midstream	—	38
Eliminations and adjustments	(18)	(18)
Total	1,435	1,223
Total utilities revenues	$2,698	$2,442
Cost of electric fuel and purchased power:
SDG&E	$261	$248
Sempra South American Utilities	266	267
Total	$527	$515
Cost of natural gas:
SoCalGas	$408	$253
SDG&E	65	39
Sempra Mexico	19	12
Sempra LNG & Midstream	—	11
Eliminations and adjustments	(7)	(4)
Total	$485	$311

The table below summarizes electric and natural gas volumes billed by our utilities:

UTILITIES VOLUMES
(Electric volumes in millions of kilowatt-hours, natural gas volumes in billion cubic feet)
	Three months ended March 31,
	2017	2016
Electric volumes:
SDG&E:
Residential	1,671	1,689
Commercial	1,569	1,579
Industrial	500	488
Direct access	787	834
Street and highway lighting	24	17
Total(1)	4,551	4,607
Sempra South American Utilities:
Luz del Sur	1,894	1,949
Chilquinta Energía	811	799
Total	2,705	2,748
Natural gas volumes(2):
SoCalGas:
Natural gas sales	111	99
Transportation	148	140
Total(1)	259	239
SDG&E:
Natural gas sales	15	14
Transportation	8	8
Total(1)	23	22
Sempra Mexico – Ecogas	8	8

(1)	Includes intercompany sales.

(2)
In September 2016, Sempra LNG & Midstream completed the sale of EnergySouth Inc., the parent company of Mobile Gas and Willmut Gas. Volume information for Mobile Gas and Willmut Gas has been excluded for 2016 due to immateriality.

Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended March 31, 2017, our electric revenues increased by $44 million (4%) to $1.3 billion primarily due to:

▪	$32 million increase at SDG&E, which included

◦	$16 million increase in 2017 due to an increase in rates permitted under the attrition mechanism in the 2016 GRC FD,

◦	$14 million lower CPUC-authorized revenue in 2016 due to the delay in the issuance of the 2016 GRC FD, and

◦	$13 million higher cost of electric fuel and purchased power, which we discuss below, offset by

◦	$10 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in O&M expenses; and

▪	$12 million increase at Sempra South American Utilities, which included

◦	$22 million due to foreign currency exchange rate effects, and

◦	$10 million due to higher rates at Luz del Sur, offset by

◦
$17 million lower volumes at Luz del Sur primarily due to the migration of regulated and non-regulated customers to tolling customers, who pay only a tolling fee and do not contribute to customer load, and

◦	$6 million lower rates at Chilquinta Energía.
Our utilities’ cost of electric fuel and purchased power increased by $12 million (2%) to $527 million in the three months ended March 31, 2017 primarily due to:

▪	$13 million increase at SDG&E primarily due to an increase in the cost of purchased power and tolling costs due to higher natural gas prices; offset by

▪	$1 million decrease at Sempra South American Utilities driven primarily by

◦	$11 million lower volumes at Luz del Sur, and

◦	$6 million lower volumes at Chilquinta Energía, offset by

◦	$15 million due to foreign currency exchange rate effects.
Natural Gas Revenues and Cost of Natural Gas
The table below summarizes average cost of natural gas sold by the California Utilities and included in Cost of Natural Gas. The average cost of natural gas sold at each utility in the table below is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended March 31,
	2017	2016
SoCalGas	$3.70	$2.57
SDG&E	4.24	2.67

In the three months ended March 31, 2017, Sempra Energy’s natural gas revenues increased by $212 million (17%) to $1.4 billion, and the cost of natural gas increased by $174 million (56%) to $485 million. The increase in natural gas revenues was primarily due to:

▪	$208 million increase at SoCalGas, which included

◦	$155 million increase in cost of natural gas sold, including $125 million from higher average gas prices and $30 million from higher volumes driven mainly by cooler weather in 2017,

◦	$21 million increase due to 2017 attrition,

◦	$14 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in O&M expenses,

◦	$14 million lower CPUC-authorized revenue in 2016 due to the delay in the issuance of the 2016 GRC FD,

◦	$14 million higher revenues primarily associated with the PSEP, and

◦	$5 million GCIM award approved by the CPUC in January 2017, offset by

◦	$12 million charge in 2017 associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD; and

▪	$34 million increase at SDG&E, which included

◦	$26 million increase in cost of natural gas sold primarily from higher average gas prices, and

◦	$3 million increase due to 2017 attrition.
In the three months ended March 31, 2017 natural gas revenues and cost of natural gas at Sempra LNG & Midstream decreased by $38 million and $11 million, respectively, due to the sale of EnergySouth Inc. in September 2016.

Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses:

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2017	2016
REVENUES
Sempra South American Utilities	$22	$22
Sempra Mexico	234	116
Sempra Renewables	22	7
Sempra LNG & Midstream	132	92
Eliminations and adjustments(1)	(77)	(57)
Total revenues	$333	$180
COST OF SALES(2)
Cost of natural gas, electric fuel and purchased power:
Sempra South American Utilities	$4	$4
Sempra Mexico	51	35
Sempra LNG & Midstream	88	74
Eliminations and adjustments(1)	(76)	(57)
Total	$67	$56
Other cost of sales:
Sempra South American Utilities	$15	$15
Sempra Mexico	3	2
Sempra LNG & Midstream	7	20
Eliminations and adjustments(1)	(3)	(2)
Total	$22	$35

(1)	Includes eliminations of intercompany activity.

(2)	Excludes depreciation and amortization, which are shown separately on Sempra Energy’s Condensed Consolidated
Statements of Operations.

In the three months ended March 31, 2017, revenues from our energy-related businesses increased by $153 million to $333 million primarily due to:

▪	$118 million increase at Sempra Mexico primarily due to:

◦	$75 million due to the acquisition of the remaining 50-percent interest in GdC in September 2016, and

◦	$26 million due to the acquisition of Ventika in December 2016; and

▪	$40 million increase at Sempra LNG & Midstream, which included

◦	$27 million primarily driven by improved results from midstream marketing activities and changes in natural gas prices, and

◦	$13 million from higher natural gas sales to Sempra Mexico; offset by

▪	$20 million primarily from higher intercompany eliminations associated with sales between Sempra LNG & Midstream and Sempra Mexico.
In the three months ended March 31, 2017, the cost of natural gas, electric fuel and purchased power for our energy-related businesses increased by $11 million (20%) to $67 million primarily due to:

▪	$16 million increase at Sempra Mexico primarily due to higher natural gas costs and volumes; and

▪	$14 million increase at Sempra LNG & Midstream primarily due to higher natural gas prices; offset by

▪	$19 million primarily from higher intercompany eliminations of costs associated with sales between Sempra LNG & Midstream and Sempra Mexico.
Other cost of sales decreased by $13 million to $22 million in three months ended March 31, 2017, primarily due to a $13 million decrease at Sempra LNG & Midstream related to 2016 capacity costs on the Rockies Express pipeline, which capacity has since been permanently released, as we discuss in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Operation and Maintenance
Our O&M expenses increased by $13 million (2%) to $714 million in the three months ended March 31, 2017 primarily due to:

▪	$26 million increase at SoCalGas, which included

◦	$15 million higher non-refundable operating costs, including labor, contract services and administrative and support costs, and

◦	$14 million higher expenses associated with CPUC-authorized refundable programs for which all costs incurred are fully recovered in revenue (refundable program expenses); and

▪	$16 million increase at Sempra Mexico primarily at GdC and Ventika; offset by

▪	$19 million decrease at SDG&E, which included

◦
$11 million reimbursement of litigation costs associated with the arbitration ruling over the SONGS replacement steam generators, as we discuss in Note 9 of the Notes to the Condensed Consolidated Financial Statements herein, and

◦	$10 million lower expenses associated with CPUC-authorized refundable programs, for which all costs incurred are fully recovered in revenue (refundable program expenses), offset by

◦	$5 million higher non-refundable operating costs, including labor, contract services and administrative and support costs; and

▪	$15 million decrease at Sempra LNG & Midstream, including $9 million lower costs due to the sale of EnergySouth Inc. in September 2016.
Equity Earnings (Losses), Before Income Tax
Equity earnings, before income tax, for the three months ended March 31, 2017 were $3 million compared to equity losses, before income tax, of $22 million for the same period in 2016. The change was primarily due to a $44 million impairment charge in the first quarter of 2016 related to Sempra LNG & Midstream’s investment in Rockies Express, offset by $16 million lower equity earnings in 2017 as a result of the sale of our 25-percent interest in Rockies Express in May 2016. We discuss the impairment charge and sale further in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.
Other Income, Net
Other income, net, increased by $120 million to $169 million in 2017.
In 2017, as part of our central risk management function, we entered into foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova. These foreign currency derivatives have notional amounts totaling $850 million and expire in December 2017. At March 31, 2017, we recognized other income of $65 million from gains on these foreign currency derivatives, partially mitigating $97 million ($65 million after noncontrolling interests) of income tax expense from the transactional effects of foreign currency and inflation. We discuss policies governing our risk management in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in the Annual Report.
Other income, net, also included the following activity:

▪	$45 million increase in equity-related AFUDC primarily at Sempra Mexico mainly from the Ojinaga and San Isidro pipeline projects; and

▪	$10 million foreign currency transactional gains in 2017 compared to $2 million foreign currency transactional losses in 2016.
Interest Expense
Interest expense increased by $26 million (18%) to $169 million in 2017 primarily due to higher interest expense at Sempra Mexico mainly from the recognition of AFUDC for the Ojinaga and San Isidro pipeline projects and from interest on debt assumed in the GdC and Ventika acquisitions in the fourth quarter of 2016.
Income Taxes
The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Income tax expense	Effective income tax rate	Income tax expense	Effective income tax rate
	Three months ended March 31,
	2017		2016(1)
Sempra Energy Consolidated	$295	39%	$108	24%
SDG&E	90	36	65	32
SoCalGas	98	33	83	29

(1)	Reflects the adoption of ASU 2016-09, as we discuss in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.
Sempra Energy Consolidated
The increase in income tax expense in the three months ended March 31, 2017 was due to higher pretax income and a higher effective income tax rate. The higher effective income tax rate was primarily due to:

▪	$97 million income tax expense from foreign currency and inflation effects as a result of significant appreciation of the Mexican peso in the first quarter of 2017; and

▪	$3 million income tax expense in 2017 compared to $34 million income tax benefit in 2016 associated with excess tax deficiencies/benefits related to share-based compensation; offset by

▪
$5 million Mexican deferred income tax benefit in 2017 compared to $29 million Mexican deferred income tax expense in 2016 on our outside basis difference in TdM that is held for sale. We discuss the planned sale further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein; and

▪
$5 million U.S. income tax expense in 2016 on planned repatriation of earnings from certain non-U.S. subsidiaries. We discuss repatriation in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

SDG&E
The increase in SDG&E’s income tax expense in the three months ended March 31, 2017 was due to higher pretax income and a higher effective income tax rate. The higher effective income tax rate was primarily due to $1 million income tax expense in 2017 compared to $7 million income tax benefit in 2016 associated with excess tax deficiencies/benefits related to share-based compensation.
SoCalGas
The increase in SoCalGas’ income tax expense in the three months ended March 31, 2017 was due to higher pretax income and a higher effective income tax rate. The higher effective income tax rate was primarily due to lower forecasted flow-through deductions as a percentage of pretax income in 2017 and an income tax benefit of $4 million in 2016 associated with excess tax benefits related to share-based compensation.
We discuss the forecasted effective tax rates anticipated for the full year, excluding the income tax effects that cannot be reliably forecasted, for Sempra Energy, SDG&E and SoCalGas in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. We discuss the impact of foreign exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 5 of the Notes to Condensed Consolidated Financial Statements herein and Notes 1 and 6 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.
Equity (Losses) Earnings, Net of Income Tax
Equity losses, net of income tax, for the three months ended March 31, 2017 were $8 million compared to equity earnings, net of income tax, of $17 million for the same period in 2016. The change was primarily due to:

▪
$15 million of equity earnings in 2016 from GdC, including $1 million from Ductos y Energéticos del Norte (DEN), prior to IEnova’s acquisition of the remaining 50-percent interest in GdC in September 2016, as we discuss in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report; and

▪	$10 million of equity losses in 2017 at DEN, a joint venture in which GdC holds a 50-percent interest, primarily from foreign currency and inflation effects.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to noncontrolling interests were unchanged in the three months ended March 31, 2017 compared to the same period in 2016 and included the following impacts from Sempra Mexico:

▪
$16 million higher earnings attributable to noncontrolling interests as a result of the increase in earnings, excluding the effects of foreign currency and inflation, as we discuss above in “Segment Results – Sempra Mexico;” and

▪
$16 million higher earnings attributable to noncontrolling interests, excluding the effects of foreign currency and inflation, from the decrease in our controlling interest from 81.1 percent to 66.4 percent following IEnova’s equity offerings in October 2016, which we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report; offset by

▪
$32 million losses attributable to noncontrolling interests from foreign currency and inflation effects in 2017 without the corresponding benefit from foreign currency derivatives that are not subject to noncontrolling interests, as we discuss above in “Other Income, Net.”

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because our operations in South America and our natural gas distribution utility in Mexico use their local currency as their functional currency, revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra Energy Consolidated’s results of operations. Some income statement activities at our foreign operations and their joint ventures are also impacted by transactional gains and losses. We discuss the impact of foreign currency and inflation rates on results of operations, including impacts on income taxes and related hedging activity, further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report.
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy’s comparative results of operations. Changes in foreign currency translation rates between years impacted our comparative reported results as follows:

TRANSLATION IMPACT FROM CHANGE IN AVERAGE FOREIGN CURRENCY EXCHANGE RATES
(Dollars in millions)
First quarter 2017 compared to first quarter 2016
Higher earnings from foreign currency translation:
Sempra South American Utilities	$2
Sempra Mexico – Ecogas	—
Total	$2
Foreign Currency Transactional Impacts
Foreign currency transactional gains and losses included in our reported results are as follows:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended March 31,
	2017	2016	2017	2016
Other income, net	$169	$49	$75	$1
Income tax expense	(295)	(108)	(97)	1
Equity (losses) earnings, net of income tax	(8)	17	(13)	1
Net income	452	364	(61)	3
Earnings	441	353	(27)	3

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends. We may also meet our cash requirements through unrestricted cash and cash equivalents, borrowings under our credit facilities, distributions from our equity method investments, issuances of securities, project financing and equity sales, including tax equity and partnering in joint ventures.
Our lines of credit provide liquidity and support commercial paper. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global (the holding company for our subsidiaries not subject to California utility regulation) and the California Utilities each have five-year revolving credit facilities expiring in 2020. The table below shows the amount of available funds, including available unused credit on these three credit facilities, at March 31, 2017. Our foreign operations have additional general purpose credit facilities aggregating $1.7 billion, with $1 billion available unused credit at March 31, 2017.

AVAILABLE FUNDS AT MARCH 31, 2017
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$290	$18	$21
Available unused credit(2)	2,730	407	657

(1)
Amounts at Sempra Energy Consolidated include $219 million held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated. We discuss repatriation in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

(2)
Available unused credit is the total available on Sempra Energy’s, Sempra Global’s and the California Utilities’ credit facilities that we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein. Borrowings on the shared line of credit at SDG&E and SoCalGas are limited to $750 million for each utility and a combined total of $1 billion. SDG&E’s available funds reflect commercial paper outstanding of $343 million, supported by the line. SoCalGas’ availability reflects the impact of SDG&E’s use as of March 31, 2017 of the combined credit available on the line.

Sempra Energy Consolidated
We believe that these available funds, combined with cash flows from operations, distributions from our equity method investments, issuances of securities, project financing and equity sales, including tax equity and partnering in joint ventures, will be adequate to fund operations, including to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund shareholder dividends

▪	fund new business acquisitions or start-ups

▪	repay maturing long-term debt

▪	fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
Sempra Energy and the California Utilities currently have ready access to the long-term debt markets and are not currently constrained in their ability to borrow at reasonable rates. However, changing economic conditions could affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion of large projects at Sempra Infrastructure. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. If these measures were necessary, they would primarily impact our Sempra Infrastructure businesses before we would reduce funds necessary for the ongoing needs of our utilities. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.
Our short-term debt is primarily used to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures and new business acquisitions or start-ups. Our corporate short-term, unsecured promissory notes, or commercial paper, were our primary sources of short-term debt funding in the first three months of 2017. At our California Utilities, short-term debt is used primarily to meet working capital needs.
We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. Changes in asset values, which are dependent on the activity in the equity and fixed income markets, have not affected the trust funds’ abilities to make required payments. However, changes in asset values may, along with a number of other factors such as changes to discount rates, assumed rates of returns, mortality tables, and regulations, impact funding requirements for pension and other postretirement benefit plans and SDG&E’s nuclear decommissioning trusts. At the California Utilities, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and SDG&E’s nuclear decommissioning trusts, including our investment allocation strategies for assets in these trusts, in Notes 7 and 13, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.
Loans to Affiliates
At March 31, 2017, Sempra Energy has provided loans to unconsolidated affiliates totaling $211 million, which we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

California Utilities
SDG&E and SoCalGas expect that available funds, cash flows from operations and debt issuances will continue to be adequate to meet their working capital and capital expenditure requirements.
SDG&E declared and paid common stock dividends of $175 million in the year ended December 31, 2016 and the three months ended March 31, 2017. SDG&E expects to pay dividends approximating 75 percent of its earnings in 2017, subject to the discretion and approval of its board of directors.
As a result of SoCalGas’ large capital investment program, SoCalGas has not declared or paid common stock dividends since 2015. SoCalGas does not anticipate paying common stock dividends in 2017 in order to maintain its authorized capital structure while managing its large capital program (over $1 billion in 2017).
Changes in balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change in status between over- and under- collected, may have a significant impact on cash flows, as these changes generally represent the difference between when costs are incurred and when they are ultimately recovered in rates through billings to customers. SDG&E uses the Energy Resource Recovery Account (ERRA) balancing account to record the net of its actual cost incurred for electric fuel and purchased power. SDG&E’s ERRA balance was undercollected by $93 million at March 31, 2017 and $25 million at December 31, 2016. During the first three months of 2017, the increase in the ERRA undercollected balance was primarily due to lower electric volume in conjunction with seasonalized electric rates. The CPUC authorized an ERRA Trigger mechanism in conjunction with California state law that allows for recovery of ERRA balances that exceed 5 percent of the prior year’s electric commodity revenues. SDG&E intends to file an ERRA Trigger application with the CPUC requesting recovery of the undercollected balance in the second quarter of 2017.
SoCalGas and SDG&E use the Core Fixed Cost Account (CFCA) balancing account to record the difference between the authorized margin and other costs allocated to core customers. Because warm weather experienced in 2016 and 2017 resulted in lower natural gas consumption compared to authorized levels, SoCalGas’ CFCA balance was undercollected by $114 million at both March 31, 2017 and December 31, 2016. SDG&E’s CFCA balance was undercollected by $35 million at March 31, 2017 and $66 million at December 31, 2016.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
We provide information on the natural gas leak at the Aliso Canyon storage facility further in Note 11 of the Notes to Condensed Consolidated Financial Statements herein, and in “Factors Influencing Future Performance” below, as well as in Note 15 of the Notes to Consolidated Financial Statements and “Risk Factors” in the Annual Report. The costs of defending against the related civil and criminal lawsuits and cooperating with related investigations, and any damages, restitution, and civil, administrative and criminal fines, costs and other penalties, if awarded or imposed, as well as costs of mitigating the actual natural gas released, could be significant and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations. Also, higher operating costs and additional capital expenditures incurred by SoCalGas as a result of new laws, orders, rules and regulations arising out of this incident or our responses thereto could be significant and may not be recoverable in customer rates, which may have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, cash flows, and financial condition.
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
Sempra South American Utilities
We expect working capital and capital expenditure requirements, projects, joint venture investments, and loans to affiliates at Chilquinta Energía and Luz del Sur and dividends at Luz del Sur to be funded by available funds, funds internally generated by those businesses, issuances of corporate bonds and other external borrowings.
Sempra Mexico
We expect working capital and capital expenditure requirements, projects, joint venture investments and dividends in Mexico to be funded by available funds, including credit facilities, and funds internally generated by the Mexico businesses, securities issuances, project financing, interim funding from the parent or affiliates, and partnering in joint ventures.
Sempra Mexico also expects to generate cash from the sale of its 625-MW natural gas-fired TdM power plant located in Mexicali, Baja California, Mexico in the second half of 2017. As we discuss in Note 3 of the Notes to Condensed Consolidated Financial

Statements herein, in February 2016, management approved a plan to market and sell the TdM plant, and we continue to actively pursue its sale. TdM had a net book value of $156 million (including associated assets and liabilities) at March 31, 2017.
In 2016, Sempra Mexico paid dividends of $26 million to its minority shareholders.
Sempra Renewables
We expect Sempra Renewables to require funds for the development of and investment in electric renewable energy projects. Projects at Sempra Renewables may be financed through a combination of operating cash flow, project financing, funds from the parent, partnering in joint ventures, and other forms of equity sales, including tax equity. The varying costs and structure of these alternative financing sources impact the projects’ returns and their earnings profile.
Sempra LNG & Midstream
We expect Sempra LNG & Midstream to require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flow, funding from the parent, project financing and partnering in joint ventures.
Sempra LNG & Midstream, through its interest in Cameron LNG Holdings, LLC (Cameron LNG JV), is developing a natural gas liquefaction export facility at the Cameron LNG JV terminal. The majority of the current three-train liquefaction project is project-financed, with most or all of the remainder of the capital requirements to be provided by the project partners, including Sempra Energy, through equity contributions under a joint venture agreement. We expect that our remaining equity requirements to complete the project will be met by a combination of our share of cash generated from each liquefaction train as it comes on line and additional cash contributions. Sempra Energy signed guarantees for 50.2 percent of Cameron LNG JV’s obligations under the financing agreements, for a maximum amount of $3.9 billion. The project financing and guarantees became effective on October 1, 2014, the effective date of the joint venture formation. The guarantees will terminate upon satisfaction of certain conditions, including all three trains achieving commercial operation and meeting certain operational performance tests. The guarantees are anticipated to be terminated approximately nine months after all three trains achieve commercial operation.
We discuss Cameron LNG JV and the joint venture financing further in Notes 3 and 4 of the Notes to Consolidated Financial Statements, in “Risk Factors,” and in “Factors Influencing Future Performance” in the Annual Report. We also discuss Cameron LNG JV in “Factors Influencing Future Performance” below.
CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	Three months ended March 31, 2017	2017 change		Three months ended March 31, 2016(1)
Sempra Energy Consolidated	$1,004	$378	60%	$626
SDG&E	386	17	5	369
SoCalGas	463	222	92	241
(1) Reflects the adoption of ASU 2016-09, as we discuss in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.
Sempra Energy Consolidated
Cash provided by operating activities at Sempra Energy increased in 2017 primarily due to:

▪	$288 million net increase related to the natural gas leak at the Aliso Canyon storage facility, comprised of:

◦
$15 million net increase in receivable for expected insurance recovery in 2017 compared to $335 million net increase in 2016. The $15 million net increase includes $19 million of additional accruals, offset by $4 million in insurance proceeds, offset by

◦
$4 million net decrease in reserve for accrued expenditures in 2017 compared to a $28 million net increase in 2016. The $4 million net decrease includes $29 million of cash expenditures, offset primarily by $19 million of additional accruals;

▪	$142 million higher net income, adjusted for noncash items included in earnings, in 2017 compared to 2016;

▪	$53 million lower purchases of greenhouse gas allowances in 2017 ($25 million at SDG&E and $28 million at SoCalGas);

▪	$32 million payment of capital gains tax assessment in 2016 related to our 2011 acquisition of interest in Luz del Sur;

▪	$31 million increase due to timing of franchise fee payments at SDG&E; and

▪	$30 million increase in seasonal liability related to temporary last-in first-out (LIFO) liquidation in 2017 at SoCalGas, primarily due to changes in natural gas inventory value; offset by

▪	$137 million decrease in accounts payable in 2017 compared to a $7 million increase in 2016. The 2017 decrease was primarily due to lower volumes and prices of natural gas purchased at SoCalGas; and

▪	$94 million decrease in accounts receivable in 2017 compared to a $189 million decrease in 2016. The 2016 decrease was primarily due to lower natural gas prices at SoCalGas.
SDG&E
Cash provided by operating activities at SDG&E increased in 2017 primarily due to:

▪	$43 million higher net income, adjusted for noncash items included in earnings, in 2017 compared to 2016;

▪	$31 million increase due to timing of franchise fee payments; and

▪	$25 million lower purchases of greenhouse gas allowances in 2017; offset by

▪	$13 million increase in accounts receivable in 2017 compared to a $26 million decrease in 2016; and

▪	$27 million decrease in net undercollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2017 compared to a $64 million decrease in 2016.
SoCalGas
Cash provided by operating activities at SoCalGas increased in 2017 primarily due to:

▪	$288 million net increase related to the natural gas leak at the Aliso Canyon storage facility, comprised of:

◦
$15 million net increase in receivable for expected insurance recovery in 2017 compared to $335 million net increase in 2016. The $15 million net increase includes $19 million of additional accruals, offset by $4 million in insurance proceeds, offset by

◦
$4 million net decrease in reserve for accrued expenditures in 2017 compared to a $28 million net increase in 2016. The $4 million net decrease includes $29 million of cash expenditures, offset primarily by $19 million of additional accruals;

▪	$35 million higher net income, adjusted for noncash items included in earnings, in 2017 compared to 2016;

▪	$51 million increase in net overcollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2017 compared to a $20 million increase in 2016;

▪	$30 million increase in seasonal liability related to temporary LIFO liquidation in 2017, primarily due to changes in natural gas inventory value; and

▪	$28 million lower purchases of greenhouse gas allowances in 2017; offset by

▪	$81 million decrease in accounts receivable in 2017 compared to a $186 million decrease in 2016. The large decrease in 2016 was primarily due to lower average natural gas prices;

▪	$93 million decrease in accounts payable in 2017 compared to a $29 million decrease in 2016. The 2017 decrease was primarily due to lower volumes and prices of natural gas purchased; and

▪	$15 million decrease in inventory in 2017 compared to a $46 million decrease in 2016.
CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	Three months ended March 31, 2017	2017 change		Three months ended March 31, 2016
Sempra Energy Consolidated	$(1,026)	$37	4%	$(989)
SDG&E	(381)	51	15	(330)
SoCalGas	(392)	102	35	(290)
Sempra Energy Consolidated
Cash used in investing activities at Sempra Energy increased in 2017 primarily due to:

▪	$29 million increase in expenditures for investments; and

▪	$21 million increase in capital expenditures; offset by

▪	$8 million higher distributions from our equity method investments.
SDG&E
Cash used in investing activities at SDG&E increased in 2017 primarily due to:

▪	$89 million increase in capital expenditures; offset by

▪	$31 million repayment of advances to Sempra Energy in 2017.

SoCalGas
Cash used in investing activities at SoCalGas increased in 2017 primarily due to:

▪	$35 million increase in advances to Sempra Energy in 2017 compared to a $50 million decrease in 2016; and

▪	$17 million increase in capital expenditures.
Capital Expenditures
Sempra Energy Consolidated Expenditures for Property, Plant and Equipment
The following table summarizes capital expenditures in 2017 compared to 2016.

EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
(Dollars in millions)
	Three months ended March 31,
	2017	2016
SDG&E:
Improvements to natural gas, including certain pipeline safety, and electric and generation
distribution systems	$308	$223
Pipeline Safety Enhancement Plan (PSEP)	10	26
Improvements to electric transmission systems	92	80
Electric generation plants and equipment	8	—
SoCalGas:
Improvements to distribution, transmission and storage systems, and for certain pipeline safety	307	224
PSEP	36	83
Advanced metering infrastructure	14	33
Sempra South American Utilities:
Improvements to electric transmission and distribution systems and generation
projects in Peru	29	32
Improvements to electric transmission and distribution infrastructure in Chile	14	11
Sempra Mexico:
Construction of the Sonora, Ojinaga and San Isidro pipeline projects	85	34
Construction of other natural gas pipeline and wind projects, and capital expenditures at Ecogas	9	6
Sempra Renewables:
Construction costs for wind projects	28	20
Construction costs for solar projects/facilities	41	161
Sempra LNG & Midstream:
Cameron Interstate Pipeline and other LNG liquefaction development costs	3	29
Other	—	6
Parent and other	8	3
Total	$992	$971

The amounts and timing of capital expenditures are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC and the FERC. In 2017, we expect to make capital expenditures and investments of approximately $3.4 billion, as summarized in “Capital Resources and Liquidity” in the Annual Report.
CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	Three months ended March 31, 2017	2017 change	Three months ended March 31, 2016(1)
Sempra Energy Consolidated	$(46)	$(376)	$330
SDG&E	5	28	(23)
SoCalGas	(62)	(67)	5
(1) Reflects the adoption of ASU 2016-09, as we discuss in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra Energy Consolidated
At Sempra Energy, financing activities were a use of cash in 2017 compared to a source of cash in 2016, primarily due to:

▪	$97 million decrease in short-term debt in 2017 compared to a $531 million increase in 2016; and

▪	$259 million higher payments on debt with maturities greater than 90 days, including:

◦	$167 million for long-term debt ($189 million in 2017 compared to $22 million in 2016), and

◦	$92 million for commercial paper and other short-term debt with maturities greater than 90 days ($124 million in 2017 compared to $32 million in 2016); offset by

▪	$487 million higher issuances of debt with maturities greater than 90 days, including:

◦	$437 million for commercial paper and other short-term debt with maturities greater than 90 days ($492 million in 2017 compared to $55 million in 2016), and

◦	$50 million for long-term debt in 2017.
SDG&E
At SDG&E, financing activities were a source of cash in 2017 compared to a use of cash in 2016, primarily due to:

▪	$343 million increase in short-term debt in 2017 compared to a $2 million decrease in 2016; offset by

▪	$175 million common dividends paid in 2017; and

▪	$140 million higher payments of long-term debt in 2017.
SoCalGas
At SoCalGas, financing activities were a use of cash in 2017 compared to a source of cash in 2016 due to a $62 million decrease in short-term debt in 2017 compared to a $5 million increase in 2016.
COMMITMENTS
We discuss significant changes to contractual commitments since December 31, 2016 at Sempra Energy, SDG&E and SoCalGas in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.
CREDIT RATINGS
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first three months of 2017. Our credit ratings may affect the rates at which borrowings bear interest and the commitment fees on available unused credit. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Ratings” in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE
We discuss various factors that we have identified that could influence our future performance in “Factors Influencing Future Performance” in the Annual Report. We discuss below significant, new developments to those factors that have occurred in 2017, as well as any new factors that we have identified in 2017. You should read the information below together with “Factors Influencing Future Performance” and “Risk Factors” contained in the Annual Report.
SDG&E
Potential Impacts of Community Choice Aggregation (CCA) and Direct Access (DA)
SDG&E provides electric services, including the commodity of electricity, to the majority of its customers (“bundled customers”).  SDG&E procures electricity, typically on a long-term basis, on behalf of these bundled customers. However, SDG&E’s earnings are “decoupled” from electric sales volumes, one aspect of which is that commodity costs for electricity are directly passed through to bundled customers (see discussion in “Revenues – California Utilities” in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report). SDG&E’s bundled customers have the option to purchase the commodity of electricity from alternate suppliers under defined programs, including CCA and DA. In such cases, California law (SB 350) prohibits remaining bundled customers from experiencing any cost increase as a result of electric commodity no longer being consumed by the departing customers. Existing rate mechanisms may not be sufficient to ensure that remaining bundled customers do not experience any cost increase as a result of departing customers. SDG&E, Pacific Gas and Electric Company (PG&E) and Southern California Edison Company (Edison) filed a joint application with the CPUC in April 2017 to replace these existing mechanisms and ensure compliance with state law.
Currently, DA in SDG&E’s service area is limited by state law and is approximately 17 percent of SDG&E’s annual demand, and there are no CCA providers in SDG&E’s service area. However, several local political jurisdictions, including the city of San Diego and county of San Diego, are considering the formation of a CCA which, if implemented, could result in the departure of more than half of SDG&E’s bundled load. If mechanisms to ensure compliance with state law were not in place at the time of these potentially significant reductions in SDG&E’s served load, remaining bundled customers could experience potentially large changes in rates for their service.

SONGS
SDG&E has a 20-percent ownership interest in SONGS, formerly a 2,150-MW nuclear generating facility near San Clemente, California, that is in the process of being decommissioned by Edison, the majority owner of SONGS. In Notes 9 and 11 of the Notes to Condensed Consolidated Financial Statements herein, and in Notes 13 and 15 of the Notes to Consolidated Financial Statements and in “Risk Factors” in the Annual Report, we discuss regulatory and other matters related to SONGS, including:

▪	a reopened CPUC proceeding that is considering whether a SONGS-related amended settlement agreement approved in 2014 is reasonable and in the public interest;

▪	matters concerning the ability to timely withdraw funds from trust accounts for the payment of decommissioning costs; and

▪
the arbitration decision finding Mitsubishi Heavy Industries, Ltd., Mitsubishi Nuclear Energy Systems, Inc., and Mitsubishi Heavy Industries America, Inc. (collectively MHI) liable for breach of contract in connection with the replacement steam generators at the SONGS nuclear power plant, subject to a contractual limitation of liability, and awarding MHI 95 percent of its arbitration costs.

Wildfire Claims Cost Recovery
In September 2015, SDG&E filed an application with the CPUC requesting rate recovery of an estimated $379 million in costs related to the October 2007 wildfires that have been recorded to the Wildfire Expense Memorandum Account (WEMA), as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements herein and Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
In April 2016, the CPUC issued a ruling establishing the scope and schedule for the proceeding, which will be managed in two phases. Phase 1 addresses SDG&E’s operational and management prudence surrounding the 2007 wildfires, with a final CPUC decision expected by late 2017. Phase 2 will address whether SDG&E’s actions and decision-making in connection with settling legal claims in relation to the wildfires were reasonable, with a final CPUC decision expected by early 2019. In October 2016, intervening parties submitted Phase 1 testimony raising various concerns with SDG&E’s operations and management prior to and during the 2007 wildfires, and SDG&E responded to that testimony in December 2016. Participating parties asked that the CPUC reject SDG&E’s request for cost recovery.
Recovery of these costs in rates will require future regulatory approval. SDG&E will continue to assess the likelihood, amount and timing of such recoveries in rates. Should SDG&E conclude that recovery of excess wildfire costs in rates is no longer probable, at that time SDG&E would record a charge against earnings. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated, at March 31, 2017, the resulting after-tax charge against earnings would have been up to approximately $207 million. A failure to obtain substantial or full recovery of the requested amount of these costs from customers, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on SDG&E’s and Sempra Energy’s financial condition, cash flows and results of operations. We discuss the October 2007 wildfires and how we assess the probability of recovery of our regulatory assets in Notes 15 and 1, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.
Other SDG&E Matters
See “Factors Influencing Future Performance” in the Annual Report for a discussion about:

▪	Electric Rate Reform – California Assembly Bill 327

▪	Distributed Energy Storage – California Assembly Bill 2868

▪	Renewable Energy Procurement

▪	Clean Energy and Pollution Reduction Act – California SB 350

SOCALGAS
Aliso Canyon Natural Gas Storage Facility Gas Leak
In October 2015, SoCalGas discovered a leak at one of its injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility located in Los Angeles County, which SoCalGas has operated as a gas storage facility since 1972. SoCalGas worked closely with several of the world’s leading experts to stop the leak. On February 18, 2016, the California Department of Conservation’s Division of Oil, Gas, and Geothermal Resources (DOGGR) confirmed that the well was permanently sealed.
Local Community Mitigation Efforts
Pursuant to a stipulation and order by the Los Angeles County Superior Court (Superior Court), SoCalGas provided temporary relocation support to residents in the nearby community who requested it before the well was permanently sealed. Following the permanent sealing of the well, the Los Angeles County Department of Public Health (DPH) conducted indoor testing of certain homes in the Porter Ranch community, and concluded that indoor conditions did not present a long-term health risk and that it was safe for residents to return home. In May 2016, the Superior Court ordered SoCalGas to offer to clean residents’ homes at SoCalGas’ expense as a condition to ending the relocation program. SoCalGas completed the residential cleaning program and the relocation program ended in July 2016.
Apart from the Superior Court order, in May 2016, the DPH also issued a directive that SoCalGas professionally clean (in accordance with the proposed protocol prepared by the DPH) the homes of all residents located within the Porter Ranch Neighborhood Council boundary, or who participated in the relocation program, or who are located within a five mile radius of the Aliso Canyon natural gas storage facility and have experienced symptoms from the natural gas leak (the Directive). SoCalGas disputes the Directive, contending that it is invalid and unenforceable, and has filed a petition for writ of mandate to set aside the Directive.
The total costs incurred to remediate and stop the leak and to mitigate local community impacts are significant and may increase, and we may be subject to civil or administrative fines, costs and other penalties, if awarded or imposed. To the extent any of these costs are not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Litigation
In connection with the natural gas leak at the Aliso Canyon storage facility, as of May 8, 2017, 266 lawsuits, including over 22,000 plaintiffs, are pending against SoCalGas, some of which have also named Sempra Energy. Derivative and securities claims have also been filed on behalf of Sempra Energy and/or SoCalGas or their shareholders against certain officers and directors of Sempra Energy and/or SoCalGas. We provide further detail on these cases, as well as on complaints filed by the California Attorney General, acting in an independent capacity and on behalf of the people of the State of California and the California Air Resources Board (CARB), together with the Los Angeles City Attorney; the South Coast Air Quality Management District (SCAQMD); and the County of Los Angeles, on behalf of itself and the people of the State of California; and on a misdemeanor criminal complaint filed by the Los Angeles County District Attorney’s Office; in Note 11 of the Notes to Condensed Consolidated Financial Statements herein. Additional litigation may be filed against us in the future related to the Aliso Canyon incident or our responses thereto.
The costs of defending against these civil and criminal lawsuits, cooperating with these investigations, and any damages, restitution, and civil, administrative and criminal fines, costs and other penalties, if awarded or imposed, as well as costs of mitigating the actual natural gas released, could be significant and to the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Governmental Investigations
Various governmental agencies have investigated or are investigating this incident.

▪
In January 2016, the Governor of the State of California issued an Order proclaiming a state of emergency to exist in Los Angeles County due to the natural gas leak at the Aliso Canyon facility. The Governor’s Order imposes various orders with respect to: stopping the leak; protecting public health and safety; ensuring accountability; and strengthening oversight. We provide further detail regarding the Governor’s Order and CARB’s Aliso Canyon Methane Leak Climate Impacts Mitigation Program, issued pursuant to the Governor’s Order, in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.

▪
In January 2016, SoCalGas entered into a Stipulated Order for Abatement with the SCAQMD and agreed to take various actions in connection with injecting and withdrawing natural gas at Aliso Canyon, sealing the well, monitoring, reporting, safety and funding a health impact study, among other things. In February 2017, SoCalGas entered into a settlement agreement with the SCAQMD, and in March 2017, the Hearing Board terminated the Abatement Order. We provide further detail regarding the SCAQMD stipulated Abatement Order in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.

▪
In January 2016, DOGGR and the CPUC selected Blade Energy Partners (Blade) to conduct an independent analysis under the direction and supervision of DOGGR and the CPUC to be funded by SoCalGas to investigate the technical root cause of the Aliso Canyon natural gas leak. The timing of the root cause analysis is under the control of Blade, DOGGR and the CPUC.

▪
In February 2017, the CPUC opened a proceeding to determine the feasibility of minimizing or eliminating use of the Aliso Canyon natural gas storage facility, while still maintaining energy and electric reliability for the region, as we discuss below in “SB 380.”

Natural Gas Storage Operations and Reliability
Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer and heating needs in the winter. Aliso Canyon, with a storage capacity of 86 Bcf (which represents 63 percent of SoCalGas’ natural gas storage inventory capacity), is the largest SoCalGas storage facility and an important element of SoCalGas’ delivery system. SoCalGas has not injected natural gas into Aliso Canyon since October 25, 2015, pursuant to orders by DOGGR and the Governor, and in accordance with SB 380. Limited withdrawals of natural gas from Aliso Canyon have been made in 2017 to augment natural gas supplies during critical demand periods.
If the Aliso Canyon facility were to be taken out of service for any meaningful period of time, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At March 31, 2017, the Aliso Canyon facility has a net book value of $550 million, including $225 million of construction work in progress for the project to construct a new compression station. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates, and SoCalGas’ and Sempra Energy’s results of operations, cash flows and financial condition may be materially adversely affected.
Regulatory Proceedings
Section 455.5 of the California Public Utilities Code, among other things, directs regulated utilities to notify the CPUC if all or any portion of a major facility has been out of service for nine consecutive months. Although SoCalGas does not believe the Aliso Canyon facility or any portion of that facility has been out of service for nine consecutive months, SoCalGas provided notification for transparency, and because the process for obtaining authorization to resume injection operations at the facility is taking longer to complete than initially contemplated. In response, and as required by Section 455.5, the CPUC issued a draft Order Instituting Investigation to address whether the Aliso Canyon facility or any portion of that facility has been out of service for nine consecutive months pursuant to Section 455.5, and if it is determined to have been out of service, whether the CPUC should adjust SoCalGas’ rates to reflect the period the facility is deemed to have been out of service. If the CPUC adopts the order as drafted and as required under Section 455.5, hearings on the investigation will be consolidated with SoCalGas’ next GRC proceeding. In the event that the CPUC determines that all or any portion of the facility has been out of service for nine consecutive months, the amount of any refund to ratepayers and the inability to earn a return on those assets could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows and results of operations.
In March 2016, the CPUC ordered SoCalGas to establish a memorandum account to prospectively track its authorized revenue requirement and all revenues that it receives for its normal, business-as-usual costs to own and operate the Aliso Canyon natural gas storage field and, in September 2016, approved SoCalGas’ request to begin tracking these revenues as of March 17, 2016. The CPUC will determine at a later time whether, and to what extent, the authorized revenues tracked in the memorandum account may be refunded to ratepayers.
Insurance
Excluding directors and officers liability insurance, we have four kinds of insurance policies that together provide between $1.2 billion to $1.4 billion in insurance coverage, depending on the nature of the claims. These policies are subject to various policy limits, exclusions and conditions. We have been communicating with our insurance carriers and intend to pursue the full extent of our insurance coverage. Through March 31, 2017, we have received $173 million of insurance proceeds for a portion of control-of-well expenses and for a portion of temporary relocation costs. There can be no assurance that we will be successful in obtaining insurance coverage for costs related to the leak under the applicable policies, and to the extent we are not successful in obtaining coverage, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Our recorded estimate as of March 31, 2017 of $799 million of certain costs in connection with the Aliso Canyon storage facility leak may rise significantly as more information becomes available, and any costs not included in the $799 million estimate could be material. To the extent not covered by insurance (including any costs in excess of applicable policy limits), or if there were to be significant delays in receiving insurance recoveries, such costs could have a material adverse effect on Sempra Energy’s and SoCalGas’ cash flows, financial condition and results of operations.

Regulation
The Pipeline and Hazardous Materials Safety Administration (PHMSA), DOGGR, SCAQMD, U.S. Environmental Protection Agency and CARB have each commenced separate rulemaking proceedings to adopt further regulations covering natural gas storage facilities and injection wells. As we discuss in “Factors Influencing Future Performance” in the Annual Report, DOGGR issued new draft regulations for all storage fields in California, and in 2016, the California Legislature enacted four separate bills providing for additional regulation of natural gas storage facilities. Additional hearings in the California Legislature, as well as with various other federal and state regulatory agencies, have been or may be scheduled, additional legislation has been proposed in the California Legislature, and additional laws, orders, rules and regulations may be adopted. The Los Angeles County Board of Supervisors formed a task force to review and potentially implement new, more stringent land use (zoning) requirements and associated regulations and enforcement protocols for oil and gas activities, including natural gas storage field operations, which could materially affect new or modified uses of the Aliso Canyon and other natural gas storage fields located in the County.
We discuss these matters further in Note 11 of the Notes to Condensed Consolidated Financial Statements herein and in Note 15 of the Notes to Consolidated Financial Statements, “Factors Influencing Future Performance” and “Risk Factors” in the Annual Report.
PIPES Act of 2016
In June 2016, the “Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016” or the “PIPES Act of 2016” was enacted. Among other things, the PIPES Act of 2016:

▪	requires PHMSA to issue, within two years of passage, “minimum safety standards for underground natural gas storage facilities;”

▪	imposes a “user fee” on underground storage facilities as needed to implement the safety standards;

▪
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

▪	directs the Secretary of Energy to establish an Interagency Task Force comprised of representatives from various federal agencies and representatives of state and local governments.
In December 2016, PHMSA published an interim final rule pursuant to the PIPES Act of 2016 that revises the federal pipeline safety regulations relating to underground natural gas storage facilities. The interim final rule incorporates consensus safety measures for the construction, maintenance, risk-management, and integrity-management procedures for natural gas storage. SoCalGas began the process of implementing such safety measures prior to formal adoption by PHMSA and is developing the associated documents and procedures required to demonstrate compliance with the standards.
SB 380
In May 2016, SB 380 became law and requires, among other things:

▪
the continued prohibition against SoCalGas injecting any natural gas into the Aliso Canyon facility until a comprehensive review of the safety of the gas storage wells at the facility is completed in accordance with regulations adopted by DOGGR, the State Oil & Gas Supervisor has made a safety determination and other required findings, at least one public hearing has been held in the affected community, and the Executive Director of the CPUC has issued a concurring letter regarding the Supervisor’s determination of safety;

▪
that all gas storage wells returning to service at the Aliso Canyon storage field inject or produce gas only through the interior metal tubing and not through the annulus between the tubing and the well casing, which allows SoCalGas wells to operate with two complete barriers to mitigate the potential for an uncontrolled release of natural gas; and

▪
a CPUC proceeding (which was opened in February 2017) to determine the feasibility of minimizing or eliminating use of the Aliso Canyon natural gas storage facility, while still maintaining energy and electric reliability for the region, and to consult with various governmental agencies and other entities in making its determination. The scope of the proceeding does not include issues with respect to air quality, public health, causation, culpability, or cost responsibility regarding the Aliso Canyon natural gas leak.

SB 888
In September 2016, SB 888 became law, which requires that a penalty assessed against a gas corporation by the CPUC with regard to a natural gas storage facility leak must at least equal the amount necessary to fully offset the impact on the climate from the greenhouse gases emitted by the leak, as determined by CARB. The CPUC also must consider the extent to which the gas corporation has mitigated or is in the process of mitigating the impact on the climate from greenhouse gas emissions resulting from the leak.
Proposed Legislation – SB 57
SB 57 would extend the moratorium on natural gas injections at the Aliso Canyon storage facility until the root cause analysis of the leak that started in October 2015 has been completed. It would also require the CPUC to “act in a manner that will maximize transparency” in the course of completing its analysis regarding the feasibility of minimizing or eliminating the use of the Aliso Canyon storage facility. In addition, the bill would enable the Governor to authorize reinjection, production and withdrawal at Aliso Canyon as necessary to respond to or avoid emergencies. The bill continues to be debated in the California Senate.
Additional Safety Enhancements
In February 2017, SoCalGas notified the CPUC that it is accelerating its well integrity assessments on the natural gas storage wells at its La Goleta, Honor Rancho and Playa del Rey natural gas storage fields consistent with the testing prescribed by SB 380 for Aliso Canyon, proposed new DOGGR regulations, and SoCalGas’ Storage Risk Management Plan. In addition, SoCalGas indicated its plan to reconfigure its operating natural gas storage wells such that natural gas will be injected or produced only through the interior metal tubing and not through the annulus between the tubing and the well casing to maintain a double barrier and additional layer of safety, which is consistent with the direction of federal and state regulations. SoCalGas anticipates that this work will reduce the injection and withdrawal capacity of each of these other storage fields. Depending on the volume of natural gas in storage in each field at the time natural gas is injected or withdrawn, the reduction could be significant and could impact natural gas reliability and electric generation. In March 2017, SoCalGas revised its plan, as directed by the CPUC, for converting all wells to tubing-only operation to maintain a prescribed withdrawal capacity.
Higher operating costs and additional capital expenditures incurred by SoCalGas as a result of new laws, orders, rules and regulations arising out of the Aliso Canyon incident or our responses thereto could be significant and may not be recoverable in customer rates, and SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations may be materially adversely affected by any such new laws, orders, rules and regulations.
SoCalGas Billing Practices
The CPUC issued an Order Instituting Investigation (OII) on May 4, 2017 as a result of a closed CPUC meeting session held on April 27, 2017 to determine whether SoCalGas violated any provisions of the Public Utilities Code, General Orders, CPUC decisions, or other requirements pertaining to billing practices from 2014 through 2016. In particular, the CPUC is examining the timeliness of monthly bills, extending the billing period for customers, and issuing estimated bills. The OII will also examine SoCalGas’ gas tariff rules and whether to impose penalties or other remedies. Responses to the OII and its preliminary scope are due in early June 2017, and a prehearing conference to determine the scope and schedule will be scheduled by the Administrative Law Judge.
CALIFORNIA UTILITIES – JOINT MATTERS
Natural Gas Pipeline Operations Safety Assessments
In 2011, the California Utilities filed implementation plans with the CPUC to implement the CPUC’s significant and urgent safety directive to test or replace natural gas transmission pipelines that have not been pressure tested and to reduce the time for valves to stop the flow of gas if a break in a pipeline occurs (Pipeline Safety Enhancement Plan or PSEP). In 2014, the CPUC issued a final decision approving the utilities’ model for implementing PSEP, and established the criteria to determine the amounts related to PSEP that may be recovered from ratepayers and the processes for recovery of such amounts, including providing that such costs are subject to a reasonableness review. In 2016, the CPUC issued a final decision authorizing SoCalGas and SDG&E to recover, subject to refund pending reasonableness review, 50 percent of the revenue requirements associated with completed Phase 1 projects. The decision also incorporates a forward looking schedule to (1) file two reasonableness review applications for Phase 1 projects completed through 2017, (2) file one forecast application for Phase 2 project costs to be incurred in 2017 and 2018, and (3) include all other PSEP costs in future GRCs.
In September 2016, SoCalGas and SDG&E filed a joint application with the CPUC for its second PSEP reasonableness review and rate recovery of costs of certain pipeline safety projects completed by June 30, 2015 and recorded in their authorized regulatory accounts. The total costs submitted for review are $195 million ($180 million for SoCalGas and $15 million for SDG&E). SoCalGas and SDG&E expect a decision from the CPUC in 2018. This proceeding has been challenged by consumer advocacy groups. However, we believe these costs were prudent, were incurred in accordance with the program, and should be substantially approved for recovery.
In March 2017, SoCalGas and SDG&E filed an application with the CPUC requesting approval of the forecasted revenue requirement necessary to recover the costs associated with twelve Phase 1B and Phase 2A pipeline safety projects. The California Utilities expect to incur total costs for the twelve projects of approximately $255 million ($198 million in capital and $57 million in O&M) to be effective in rates on January 1, 2019. SoCalGas and SDG&E expect a CPUC decision in 2018.
As shown in the table below, SoCalGas and SDG&E have made significant pipeline safety investments under this program, and SoCalGas expects to continue making significant investments as approved through various regulatory proceedings. SDG&E’s PSEP program is expected to be substantially complete in 2017, with the exception of the Pipeline Safety & Reliability Project that is currently under regulatory review.

PIPELINE SAFETY ENHANCEMENT PLAN – REASONABLENESS REVIEW SUMMARY
(Dollars in millions)
	2011 through March 31, 2017
	Total invested(1)	CPUC review completed(2)	CPUC review pending(3)	2018 recovery filing(4)(5)
Sempra Energy Consolidated:
Capital	$1,282	$8	$142	$1,132
Operation and maintenance	179	25	62	92
Total	$1,461	$33	$204	$1,224
SoCalGas:
Capital	$977	$8	$128	$841
Operation and maintenance	170	25	61	84
Total	$1,147	$33	$189	$925
SDG&E:
Capital	$305	$—	$14	$291
Operation and maintenance	9	—	1	8
Total	$314	$—	$15	$299
(1) Excludes disallowed costs through March 31, 2017 of $6 million at SoCalGas and $1 million at SDG&E for pressure testing or replacing pipelines installed between January 1, 1956 and July 1, 1961.
(2) Approved in December 2016; excludes $2 million of PSEP-specific insurance costs for which recovery may be requested in a future filing.
(3) Reasonableness Review Application filed in September 2016. Also includes approximately $9 million of pre-engineering costs incurred and submitted in the Forecast Application filed in March 2017. Both decisions expected in 2018.
(4) Reasonableness Review Application to be filed in late 2018 and expected to include substantially all of these costs. Remaining costs not included in the 2018 application are expected to be filed in a future GRC.
(5) Authorized to recover 50 percent of the revenue requirement when the projects are completed, subject to refund.
Regulatory Compliance and Safety Enforcement
In October 2016, SoCalGas was fined $699,500 for alleged violations of certain environmental mitigation measures related to the Aliso Canyon Turbine Replacement Project. SoCalGas appealed the citation and, in March 2017, SoCalGas and the CPUC’s Consumer Protection and Enforcement Division filed a joint settlement agreement with the CPUC, resolving all matters related to the October 2016 citation. In the settlement, SoCalGas agrees to pay $250,000 to the state’s general fund and to retain an independent firm to conduct two compliance training seminars at a cost not to exceed $25,000. In April 2017, the CPUC issued a draft decision approving the settlement as filed. We expect a final resolution in the second quarter of 2017.
Other California Utilities – Joint Matters
For a discussion about the “Cost of Capital Update” and “Future Risk-Based GRC,” see “Factors Influencing Future Performance” in the Annual Report.
SEMPRA SOUTH AMERICAN UTILITIES
Chilquinta Energía’s most recent review process for distribution rates was completed in November 2016, covering the period from November 2016 through October 2020. We expect a final decree to be released during the second quarter of 2017 and to be retroactive from November 2016, which we do not expect to have a material impact on our results.
Other Sempra South American Utilities Matters
For a discussion about other Sempra South American Utilities matters, see “Factors Influencing Future Performance” in the Annual Report.

SEMPRA MEXICO
Energía Costa Azul LNG Terminal
In May 2015, Sempra LNG & Midstream, IEnova, and a subsidiary of Petróleos Mexicanos (or PEMEX, the Mexican state-owned oil company) entered into a project development agreement for the joint development of the proposed natural gas liquefaction project at IEnova’s existing regasification terminal at Energía Costa Azul. The agreement specifies how the parties will share costs, and establishes a framework for the parties to work jointly on permitting, design, engineering and commercial activities associated with exploring the development of the liquefaction project. We are sharing costs with PEMEX on the development efforts pursuant to the agreement, and have applied for the primary governmental authorizations for the liquefaction project. Energía Costa Azul has profitable long-term regasification contracts for 100 percent of the regasification facility’s capacity, making the decision to pursue a new liquefaction facility dependent in part on whether the investment in a new liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts.
Development of this project is subject to numerous risks and uncertainties, including the receipt of a number of permits and regulatory approvals; finding suitable partners and customers; obtaining financing; negotiating and completing suitable commercial agreements, including joint venture agreements, LNG sales agreements, gas supply agreements and construction contracts; reaching a final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Risk Factors” in the Annual Report.
Termoeléctrica de Mexicali
Our TdM power plant is currently held for sale, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.
Other Sempra Mexico Matters
For a discussion about other Sempra Mexico matters, see “Factors Influencing Future Performance” in the Annual Report.
SEMPRA RENEWABLES
Sempra Renewables’ performance is primarily a function of the solar and wind power generated by its assets. Power generation from these assets depends on solar and wind resource levels, weather conditions, and Sempra Renewables’ ability to maintain equipment performance.
Sempra Renewables’ future performance and the demand for renewable energy is impacted by various market factors, most notably state mandated requirements for utilities to deliver a portion of total energy load from renewable energy sources. Additionally, the phase out or extension of U.S. federal income tax incentives, primarily investment tax credits and production tax credits, and grant programs could significantly impact future renewable energy resource availability and investment decisions.
SEMPRA LNG & MIDSTREAM
Cameron LNG JV Three-Train Liquefaction Project
Large-scale construction projects like the design, development and construction of the Cameron LNG JV liquefaction facility involve numerous risks and uncertainties, including among others, the potential for unforeseen engineering challenges, substantial construction delays and increased costs. Cameron LNG JV has a turnkey engineering, procurement and construction (EPC) contract, and if the contractor becomes unwilling or unable to perform according to the terms and timetable of the EPC contract, Cameron LNG JV could be required to engage a substitute contractor, which would result in further project delays and potentially significantly increased costs. In late October 2016, the EPC contractor indicated that the project is facing delays, which will delay earnings and associated cash flows anticipated in 2018 and 2019. For a discussion of the Cameron LNG JV and of these risks and other risks relating to the development of the Cameron LNG JV liquefaction project that could adversely affect our future performance, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Business – Sempra LNG & Midstream” and “Risk Factors” in the Annual Report.
Proposed Additional Cameron Liquefaction Expansion
Cameron LNG JV has received the major permits necessary to expand the current configuration of the Cameron LNG JV liquefaction project from the current three liquefaction trains under construction. The proposed expansion project includes up to two additional liquefaction trains, capable of increasing LNG production capacity by approximately 9 million tonnes per annum (Mtpa) to 10 Mtpa, and up to two additional full containment LNG storage tanks (one of which was permitted with the original three-train project). Advancement of the project includes

▪	DOE Free Trade Agreement (FTA) approval received in July 2015

▪	Non-FTA approval received in July 2016

▪	FERC permit received in May 2016
Under the Cameron LNG JV financing agreements, expansion of the Cameron LNG JV facilities beyond the first three trains is subject to certain restrictions and conditions, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. One of the partners indicated to Sempra Energy and the other partners that it does not intend to invest additional capital in Cameron LNG JV with respect to the expansion. As a result, discussions among the partners are taking place, and we are considering a variety of options to attempt to move this project forward. These activities have contributed to delays in developing firm pricing information and securing customer commitments. In light of these developments, we are unable to predict when we and/or Cameron LNG JV might receive the consents and approvals required to move forward on this project.
The expansion of the Cameron LNG JV facilities beyond the first three trains is subject to a number of risks and uncertainties, including amending the Cameron LNG JV agreement among the partners, obtaining customer commitments, completing the required commercial agreements, securing and maintaining all necessary permits, approvals and consents, obtaining financing, reaching a final investment decision among the Cameron LNG JV partners, and other factors associated with the potential investment. See “Risk Factors” in the Annual Report.
Other LNG Liquefaction Development
Design, regulatory and commercial activities are ongoing for potential LNG liquefaction developments at our Port Arthur, Texas site and at Sempra Mexico’s Energía Costa Azul facility. For these development projects, we have met with potential customers and determined there is an interest in long-term contracts for LNG supplies beginning in the 2022 to 2025 time frame.
Port Arthur
In November 2016, Sempra LNG & Midstream submitted a request to the FERC seeking authorization to site, construct and operate the proposed Port Arthur LNG natural gas liquefaction and export facility in Port Arthur, Texas.

▪	The proposed project is designed to include

◦	two natural gas liquefaction trains with production capability of approximately 13.5 Mtpa, or 698 Bcf per year;

◦	three LNG storage tanks;

◦	natural gas liquids and refrigerant storage;

◦	feed gas pre-treatment facilities; and

◦	two berths and associated marine and loading facilities.

▪	In June 2015, Sempra LNG & Midstream filed permit applications with the DOE for authorization to export the LNG produced from the proposed project to all current and future non-FTA countries.

▪	In August 2015, Sempra LNG & Midstream received authorization from the DOE to export the LNG produced from the proposed project to all current and future FTA countries.

▪
In February 2016, Sempra LNG & Midstream and Woodside Petroleum Ltd. entered into a project development agreement for the joint development of the proposed Port Arthur LNG liquefaction project. The agreement specifies how the parties will share costs, and establishes a framework for the parties to work jointly on permitting, design, engineering, commercial and marketing activities associated with developing the Port Arthur LNG liquefaction project.

Also, in November 2016, Sempra LNG & Midstream filed a permit application with the FERC for a pipeline project that will provide natural gas transportation service for the Port Arthur LNG liquefaction project. In February 2017, Sempra LNG & Midstream initiated the FERC pre-filing review process for a potential permit application for an additional pipeline project that would also provide natural gas transportation service for the Port Arthur LNG liquefaction project.
Development of the Port Arthur LNG liquefaction project is subject to a number of risks and uncertainties, including completing the required commercial agreements, such as joint venture agreements, LNG sales agreements and gas supply agreements; completing construction contracts; securing all necessary permits and approvals; obtaining financing and incentives; reaching a final investment decision; and other factors associated with the potential investment. See “Risk Factors” in the Annual Report.

Energía Costa Azul
We further discuss Sempra LNG & Midstream’s participation in potential LNG liquefaction development at Sempra Mexico’s Energía Costa Azul facility above in “Sempra Mexico – Energía Costa Azul LNG Terminal.”
Natural Gas Storage Assets
The future performance of our natural gas storage assets could be impacted by changes in the U.S. natural gas market, which could lead to sustained diminished natural gas storage values.
The recorded value of our long-lived natural gas storage assets at March 31, 2017 is $1.5 billion. Historically, the value of natural gas storage services has positively correlated with the difference between the seasonal prices of natural gas, among other factors. In general, over the past several years, seasonal differences in natural gas prices have declined, which have contributed to lower prices for storage services. As our legacy (higher rate) sales contracts mature at our Bay Gas Storage Company, Ltd. and Mississippi Hub facilities, replacement sales contract rates have been and could continue to be lower than has historically been the case. Lower sales revenues may not be offset by cost reductions, which could lead to further depressed asset values. In addition, our LA Storage development project may be unable to attract cash flow commitments sufficient to support further investment and we do not currently expect to request extension of its FERC construction permit beyond the current expiration date of June 2017. The LA Storage project also includes an existing 23.3-mile pipeline header system, the LA Storage pipeline, that is not currently contracted.
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
RBS SEMPRA COMMODITIES
For a discussion about RBS Sempra Commodities, see “Factors Influencing Future Performance” in the Annual Report and Note 11 of the Notes to Condensed Consolidated Financial Statements herein.
OTHER SEMPRA ENERGY MATTERS
For a discussion about Other Sempra Energy Matters, see “Factors Influencing Future Performance” in the Annual Report.
LITIGATION
We describe legal proceedings that could adversely affect our future performance in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.

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
INTEREST RATE RISK
The table below shows the nominal amount of long-term debt at March 31, 2017 and December 31, 2016:

NOMINAL AMOUNT OF LONG-TERM DEBT(1)
(Dollars in millions)
	March 31, 2017			December 31, 2016
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Utility fixed-rate	$7,200	$4,191	$3,009	$7,218	$4,209	$3,009
Utility variable-rate	302	302	—	445	445	—
Non-utility fixed-rate	6,746	—	—	6,703	—	—
Non-utility variable-rate	738	—	—	719	—	—

(1)	Before the effects of interest rate swaps, reductions/increases for unamortized discount/premium and reduction for debt issuance costs, and excluding capital lease obligations and build-to-suit lease.

Interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. If interest rates changed by ten percent on all of Sempra Energy’s effective variable-rate, long-term debt at March 31, 2017, the change in earnings over the next 12-month period ending March 31, 2018 would be $4 million (after tax). These hypothetical changes in earnings are based on our long-term debt position after the effect of interest rate swaps.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Foreign Currency and Inflation Rates on Results of Operations” herein and in the Annual Report. At March 31, 2017, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Sempra Energy, SDG&E and SoCalGas have designed and maintain disclosure controls and procedures to ensure that information required to be disclosed in their respective reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the management of each company, including each respective principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.
Under the supervision and with the participation of management, including the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. As discussed below, we excluded Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V. (collectively, Ventika), and Gasoductos de Chihuahua S. de R.L. de C.V. (GdC) from our evaluation of changes in Sempra Energy’s disclosure controls and procedures, to the extent subsumed by

Ventika’s and GdC’s internal control over financial reporting. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.
INTERNAL CONTROL OVER FINANCIAL REPORTING
Other than the changes which may be associated with the 2016 acquisitions described below (which did not impact SDG&E or SoCalGas), there have been no changes in the companies’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies’ internal control over financial reporting.
As we discuss in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report, we acquired Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V. (collectively, Ventika) in December 2016 and the remaining 50-percent interest in Gasoductos de Chihuahua S. de R.L. de C.V. (GdC) in September 2016. The carrying value of Ventika’s net assets was $293 million or 1.9 percent of Sempra Energy’s net assets at March 31, 2017. Ventika’s losses for the three months ended March 31, 2017 were $13 million or 3 percent of total Sempra Energy earnings for the three months ended March 31, 2017. The carrying value of GdC’s net assets was $2.4 billion or 15.2 percent of Sempra Energy’s net assets at March 31, 2017. GdC’s earnings for the three months ended March 31, 2017 were $3 million or 0.7 percent of total Sempra Energy earnings for the three months ended March 31, 2017. We are in the process of integrating Ventika and GdC. Our management is analyzing, evaluating and, where necessary, will implement changes in, Ventika’s and GdC’s controls and procedures. Due to the limited period of time since the acquisition dates, we have not had sufficient time to assess the internal controls of Ventika and GdC. Therefore, we excluded Ventika and GdC from our evaluation of disclosure controls and procedures above, to the extent subsumed by Ventika’s and GdC’s internal control over financial reporting. We intend to include Ventika and GdC in the overall assessment of, and report on, internal control over financial reporting as soon as practicable, but in no event later than one year from the respective acquisition dates.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 9 and 11 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 13 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, or 2) referred to in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Annual Report.

ITEM 1A. RISK FACTORS
There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6. EXHIBITS
The following exhibits relate to each registrant as indicated.

EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION

Southern California Gas Company
3.1 Bylaws of Southern California Gas Company (as amended through January 30, 2017) (incorporated herein by reference to Exhibit 3.1 of the SoCalGas Current Report on Form 8-K filed on January 31, 2017).

EXHIBIT 10 -- MATERIAL CONTRACTS

Compensation

Sempra Energy
10.1 Severance Pay Agreement between Sempra Energy and Debra L. Reed, dated March 1, 2017.

10.2 Severance Pay Agreement between Sempra Energy and Joseph A. Householder, dated March 1, 2017.

10.3 Severance Pay Agreement between Sempra Energy and Martha B. Wyrsch, dated March 1, 2017.

10.4 Severance Pay Agreement between Sempra Energy and G. Joyce Rowland, dated March 1, 2017.

San Diego Gas & Electric Company
10.5 Severance Pay Agreement between Sempra Energy and Scott D. Drury, dated March 1, 2017.

10.6 Severance Pay Agreement between Sempra Energy and Caroline A. Winn, dated March 1, 2017.

10.7 Severance Pay Agreement between Sempra Energy and Erbin Keith, dated March 1, 2017.

10.8 Severance Pay Agreement between Sempra Energy and Randall L. Clark, dated March 1, 2017.

Southern California Gas Company
10.9 Severance Pay Agreement between Sempra Energy and Patricia K. Wagner, dated March 1, 2017.

10.10 Severance Pay Agreement between Sempra Energy and J. Bret Lane, dated March 1, 2017.

10.11 Severance Pay Agreement between Sempra Energy and Sharon L. Tomkins, dated March 1, 2017.

10.12 Severance Pay Agreement between Sempra Energy and Hal D. Snyder, dated March 1, 2017.

San Diego Gas & Electric Company / Southern California Gas Company
10.13 Severance Pay Agreement between Sempra Energy and John C. Baker, dated March 1, 2017.

10.14 Severance Pay Agreement between Sempra Energy and Lee Schavrien, dated March 1, 2017.

10.15 Severance Pay Agreement between Sempra Energy and Bruce A. Folkmann, dated March 1, 2017.

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
12.2 San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Southern California Gas Company
12.3 Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1 Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

San Diego Gas & Electric Company
31.3 Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4 Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Southern California Gas Company
31.5 Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6 Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1 Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2 Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.

San Diego Gas & Electric Company
32.3 Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4 Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Southern California Gas Company
32.5 Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6 Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.

EXHIBIT 101 -- INTERACTIVE DATA FILE

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
101.INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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
SEMPRA ENERGY, (Registrant)

Date: May 9, 2017	By: /s/ Trevor I. Mihalik
Trevor I. Mihalik Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 9, 2017	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 9, 2017	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer