Form 10-Q
period 2018-06-30
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2018-08-06
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Sempra Energy	Yes	No
San Diego Gas & Electric Company	Yes	No
Southern California Gas Company	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	No	X
San Diego Gas & Electric Company	Yes	No	X
Southern California Gas Company	Yes	No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on August 1, 2018:

Sempra Energy	273,458,447 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

GLOSSARY

2016 GRC FD	final decision in the California Utilities’ 2016 General Rate Case
AB	Assembly Bill
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2017
AOCI	accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bay Gas	Bay Gas Storage Company, Ltd.
Bcf	billion cubic feet
bps	basis points
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CARB	California Air Resources Board
CCA	Community Choice Aggregation
CCM	cost of capital adjustment mechanism
CEC	California Energy Commission
CEQA	California Environmental Quality Act
CFE	Comisión Federal de Electricidad (Federal Electricity Commission in Mexico)
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
COFECE	Comisión Federal de Competencia Económica (Mexican Competition Commission)
CNE	Comisión Nacional de Energía (National Energy Commission) (Chile)
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Energy Regulatory Commission in Mexico)
CRR	congestion revenue right
DA	Direct Access
DOE	U.S. Department of Energy
DOGGR	California Department of Conservation’s Division of Oil, Gas, and Geothermal Resources
DPH	Los Angeles County Department of Public Health
Dth	dekatherm
ECA	Energía Costa Azul
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EFIH	Energy Future Intermediate Holding Company LLC (renamed Sempra Texas Intermediate Holding Company LLC)
EIR	environmental impact review
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
EPA	U.S. Environmental Protection Agency
EPC	engineering, procurement and construction
EPS	(losses) earnings per common share
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ETR	effective income tax rate
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTA	Free Trade Agreement
GHG	greenhouse gas
GRC	General Rate Case
HLBV	hypothetical liquidation at book value
HMRC	United Kingdom’s Revenue and Customs Department
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IMG	Infraestructura Marina del Golfo
IRC	U.S. Internal Revenue Code of 1986 (as amended)
IRS	Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JP Morgan	J.P. Morgan Chase & Co.
kV	kilovolt
LA Storage	LA Storage, LLC

GLOSSARY (CONTINUED)

LA Superior Court	Los Angeles County Superior Court
the Leak	The leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIFO	last in first out
LNG	liquefied natural gas
LPG	liquid petroleum gas
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of EFH with an indirect subsidiary of Sempra Energy, with EFH continuing as the surviving company and as an indirect, wholly owned subsidiary of Sempra Energy
Merger Agreement
Agreement and Plan of Merger dated August 21, 2017, as supplemented by a Waiver Agreement dated October 3, 2017 and an amendment dated February 15, 2018, between Sempra Energy, EFH, EFIH and an indirect subsidiary of Sempra Energy

Merger Consideration	Pursuant to the Merger Agreement, Sempra Energy paid consideration of $9.45 billion in cash
MHI	Mitsubishi Heavy Industries, Ltd., Mitsubishi Nuclear Energy Systems, Inc., and Mitsubishi Heavy Industries America, Inc., collectively
Mississippi Hub	Mississippi Hub, LLC
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investor Service
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NAFTA	North American Free Trade Agreement
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NOL	net operating loss
NRC	Nuclear Regulatory Commission
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
OIR	Order Instituting a Rulemaking
O&M	operation and maintenance expense
OMEC	Otay Mesa Energy Center
OMEC LLC	Otay Mesa Energy Center LLC
OMI	Oncor Management Investment LLC
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
ORA	CPUC Office of Ratepayer Advocates
Otay Mesa VIE	OMEC LLC VIE
PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	power purchase agreement
PSEP	Pipeline Safety Enhancement Plan
PSRP	Pipeline Safety & Reliability Project
PUCT	Public Utility Commission of Texas
PURA	Public Utility Regulatory Act
RAMP	Risk Assessment Mitigation Phase
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
RSA	restricted stock award
RSU	restricted stock unit
SB	Senate Bill
SCAQMD	South Coast Air Quality Management District
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexican agency in charge of agriculture, land and urban development)

GLOSSARY (CONTINUED)

Sempra Global	holding company for most of Sempra Energy’s subsidiaries not subject to California or Texas utility regulation
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
SFP	secondary financial protection
SGRP	Steam Generator Replacement Project
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
SONGS OII	CPUC’s Order Instituting Investigation into the SONGS Outage
S&P	Standard & Poor’s
TAG	TAG Pipelines Norte, S. de R.L. de C.V.
TCJA	Tax Cuts and Jobs Act of 2017
TdM	Termoeléctrica de Mexicali
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TTI	Texas Transmission Investment LLC
TURN	The Utility Reform Network
U.S. GAAP	accounting principles generally accepted in the United States of America
VAT	value-added tax
VIE	variable interest entity

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

▪
the timing and success of business development efforts and construction projects, including risks in timely obtaining or maintaining permits and other authorizations, risks in completing construction projects on schedule and on budget, and risks in obtaining the consent and participation of partners and counterparties;

▪	the resolution of civil and criminal litigation and regulatory investigations;

▪
deviations from regulatory precedent or practice that result in a reallocation of benefits or burdens among shareholders and ratepayers; denial of approvals of proposed settlements or modifications of settlements; and delays in, or disallowance or denial of, regulatory agency authorizations to recover costs in rates from customers or regulatory agency approval for projects required to enhance safety and reliability, any of which may raise our cost of capital and materially impair our ability to finance our operations;

▪
the greater degree and prevalence of wildfires in California in recent years and risk that we may be found liable for damages regardless of fault, such as in cases where the inverse condemnation doctrine applies, and risk that we may not be able to recover any such costs in rates from customers in California;

▪
the availability of electric power, natural gas and liquefied natural gas, and natural gas pipeline and storage capacity, including disruptions caused by failures in the transmission grid, moratoriums or limitations on the withdrawal or injection of natural gas from or into storage facilities, and equipment failures;

▪	changes in energy markets, volatility in commodity prices and moves to reduce or eliminate reliance on natural gas;

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

▪	our ability to successfully execute our plan to divest certain non-utility assets within the anticipated timeframe, if at all, or that such plan may not yield the anticipated benefits;

▪
actions of activist shareholders, which could impact the market price of our common stock, preferred stock and other securities and disrupt our operations as a result of, among other things, requiring significant time and attention by management and our board of directors;

▪
capital markets and economic conditions, including the availability of credit and the liquidity of our investments; and fluctuations in inflation, interest and currency exchange rates and our ability to effectively hedge the risk of such fluctuations;

▪	the impact of recent federal tax reform and uncertainty as to how it may be applied, and our ability to mitigate adverse impacts;

▪	actions by credit rating agencies to downgrade our credit ratings or those of our subsidiaries or to place those ratings on negative outlook and our ability to borrow at favorable interest rates;

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

▪
Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory capital requirements, certain reductions in its senior secured credit rating, or the determination by Oncor’s independent directors or a minority member director to retain such amounts to meet future requirements; and

▪	other uncertainties, some of which may be difficult to predict and are beyond our control.
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described herein, in our most recent Annual Report and in other reports that we file with the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Three months ended June 30,		Six months ended June 30,
	2018	2017(1)	2018	2017(1)
	(unaudited)
REVENUES
Utilities	$2,190	$2,197	$4,788	$4,895
Energy-related businesses	374	336	738	669
Total revenues	2,564	2,533	5,526	5,564

EXPENSES AND OTHER INCOME
Utilities:
Cost of electric fuel and purchased power	(557)	(553)	(1,103)	(1,080)
Cost of natural gas	(179)	(228)	(527)	(713)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(69)	(62)	(138)	(129)
Other cost of sales	(19)	38	(37)	16
Operation and maintenance	(783)	(748)	(1,564)	(1,467)
Depreciation and amortization	(392)	(368)	(778)	(728)
Franchise fees and other taxes	(104)	(101)	(221)	(211)
Impairment losses	(1,300)	(71)	(1,300)	(71)
Other (expense) income, net	(54)	108	99	282
Interest income	21	8	54	14
Interest expense	(237)	(159)	(453)	(328)
(Loss) income before income taxes and equity (losses) earnings of unconsolidated subsidiaries	(1,109)	397	(442)	1,149
Income tax benefit (expense)	583	(167)	294	(462)
Equity (losses) earnings	(4)	18	(24)	13
Net (loss) income	(530)	248	(172)	700
(Earnings) losses attributable to noncontrolling interests	(5)	12	12	1
Mandatory convertible preferred stock dividends	(25)	—	(53)	—
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
(Losses) earnings attributable to common shares	$(561)	$259	$(214)	$700

Basic (losses) earnings per common share	$(2.11)	$1.03	$(0.82)	$2.79
Weighted-average number of shares outstanding, basic (thousands)	265,837	251,447	261,906	251,290

Diluted (losses) earnings per common share	$(2.11)	$1.03	$(0.82)	$2.77
Weighted-average number of shares outstanding, diluted (thousands)	265,837	252,822	261,906	252,609

Dividends declared per share of common stock	$0.89	$0.83	$1.79	$1.65

(1)	As adjusted for the retrospective adoption of ASU 2017-07, which we discuss in Note 2, and a reclassification to conform to current year presentation, which we discuss in Note 1.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount	Noncontrolling interests (after-tax)	Total
	Three months ended June 30, 2018 and 2017
	(unaudited)
2018:
Net (loss) income	$(1,118)	$583	$(535)	$5	$(530)
Other comprehensive income (loss):
Foreign currency translation adjustments	(86)	—	(86)	(8)	(94)
Financial instruments	35	(8)	27	6	33
Pension and other postretirement benefits	3	—	3	—	3
Total other comprehensive loss	(48)	(8)	(56)	(2)	(58)
Comprehensive (loss) income	(1,166)	575	(591)	3	(588)
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive (loss) income, after preferred
dividends of subsidiary	$(1,167)	$575	$(592)	$3	$(589)
2017:
Net income (loss)	$427	$(167)	$260	$(12)	$248
Other comprehensive income (loss):
Foreign currency translation adjustments	3	—	3	2	5
Financial instruments	(43)	17	(26)	(4)	(30)
Pension and other postretirement benefits	2	(1)	1	—	1
Total other comprehensive loss	(38)	16	(22)	(2)	(24)
Comprehensive income (loss)	389	(151)	238	(14)	224
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income (loss), after preferred
dividends of subsidiary	$388	$(151)	$237	$(14)	$223

	Six months ended June 30, 2018 and 2017
	(unaudited)
2018:
Net loss	$(454)	$294	$(160)	$(12)	$(172)
Other comprehensive income (loss):
Foreign currency translation adjustments	(62)	—	(62)	(3)	(65)
Financial instruments	123	(38)	85	16	101
Pension and other postretirement benefits	6	(1)	5	—	5
Total other comprehensive income	67	(39)	28	13	41
Comprehensive (loss) income	(387)	255	(132)	1	(131)
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive (loss) income, after preferred
dividends of subsidiary	$(388)	$255	$(133)	$1	$(132)
2017:
Net income (loss)	$1,163	$(462)	$701	$(1)	$700
Other comprehensive income (loss):
Foreign currency translation adjustments	49	—	49	11	60
Financial instruments	(36)	14	(22)	(2)	(24)
Pension and other postretirement benefits	5	(2)	3	—	3
Total other comprehensive income	18	12	30	9	39
Comprehensive income	1,181	(450)	731	8	739
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred
dividends of subsidiary	$1,180	$(450)	$730	$8	$738

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2018	December 31, 2017(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252	$288
Restricted cash	60	62
Accounts receivable – trade, net	1,123	1,307
Accounts receivable – other, net	318	277
Due from unconsolidated affiliates	40	37
Income taxes receivable	96	110
Inventories	288	307
Regulatory assets	337	325
Fixed-price contracts and other derivatives	69	66
Greenhouse gas allowances	339	299
Assets held for sale	1,877	127
Other	148	136
Total current assets	4,947	3,341

Other assets:
Restricted cash	15	14
Due from unconsolidated affiliates	634	598
Regulatory assets	1,644	1,517
Nuclear decommissioning trusts	1,022	1,033
Investment in Oncor Holdings	9,407	—
Other investments	2,576	2,527
Goodwill	2,371	2,397
Other intangible assets	221	596
Dedicated assets in support of certain benefit plans	443	455
Insurance receivable for Aliso Canyon costs	502	418
Deferred income taxes	139	170
Greenhouse gas allowances	228	93
Sundry	842	792
Total other assets	20,044	10,610

Property, plant and equipment:
Property, plant and equipment	46,902	48,108
Less accumulated depreciation and amortization	(11,986)	(11,605)
Property, plant and equipment, net ($310 and $321 at June 30, 2018 and December 31, 2017, respectively, related to Otay Mesa VIE)	34,916	36,503
Total assets	$59,907	$50,454

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30, 2018	December 31, 2017(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,708	$1,540
Accounts payable – trade	1,064	1,350
Accounts payable – other	151	173
Due to unconsolidated affiliates	10	7
Dividends and interest payable	491	342
Accrued compensation and benefits	317	439
Regulatory liabilities	282	109
Current portion of long-term debt ($289 and $10 at June 30, 2018 and December 31, 2017, respectively, related to Otay Mesa VIE)	1,108	1,427
Fixed-price contracts and other derivatives	73	109
Customer deposits	175	162
Reserve for Aliso Canyon costs	160	84
Greenhouse gas obligations	339	299
Liabilities held for sale	158	49
Other	566	545
Total current liabilities	8,602	6,635

Long-term debt ($284 at December 31, 2017 related to Otay Mesa VIE)	21,278	16,445

Deferred credits and other liabilities:
Customer advances for construction	148	150
Due to unconsolidated affiliates	36	35
Pension and other postretirement benefit plan obligations, net of plan assets	1,241	1,148
Deferred income taxes	2,078	2,767
Deferred investment tax credits	26	28
Regulatory liabilities	3,945	3,922
Asset retirement obligations	2,732	2,732
Fixed-price contracts and other derivatives	275	316
Greenhouse gas obligations	57	—
Deferred credits and other	1,125	1,136
Total deferred credits and other liabilities	11,663	12,234

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
6% mandatory convertible preferred stock, series A (17.25 million shares issued and outstanding at June 30, 2018)	1,693	—
Common stock (750 million shares authorized; 272 million and 251 million shares outstanding at June 30, 2018 and December 31, 2017, respectively; no par value)	5,279	3,149
Retained earnings	9,455	10,147
Accumulated other comprehensive income (loss)	(601)	(626)
Total Sempra Energy shareholders’ equity	15,826	12,670
Preferred stock of subsidiary	20	20
Other noncontrolling interests	2,518	2,450
Total equity	18,364	15,140
Total liabilities and equity	$59,907	$50,454

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2018	2017(1)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(172)	$700
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	778	728
Deferred income taxes and investment tax credits	(401)	411
Impairment losses	1,300	71
Equity losses (earnings)	24	(13)
Fixed-price contracts and other derivatives	(9)	(142)
Other	143	(19)
Net change in other working capital components	208	138
Insurance receivable for Aliso Canyon costs	(84)	52
Changes in other noncurrent assets and liabilities, net	(158)	(37)
Net cash provided by operating activities	1,629	1,889

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,941)	(1,802)
Expenditures for investments and acquisitions	(9,823)	(97)
Distributions from investments	9	18
Purchases of nuclear decommissioning trust assets	(487)	(823)
Proceeds from sales of nuclear decommissioning trust assets	487	823
Advances to unconsolidated affiliates	(84)	(183)
Repayments of advances to unconsolidated affiliates	69	2
Other	30	4
Net cash used in investing activities	(11,740)	(2,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(416)	(368)
Preferred dividends paid	(28)	—
Preferred dividends paid by subsidiary	(1)	(1)
Issuances of mandatory convertible preferred stock, net of $32 in offering costs	1,693	—
Issuances of common stock, net of $38 in offering costs in 2018	2,090	28
Repurchases of common stock	(20)	(14)
Issuances of debt (maturities greater than 90 days)	7,407	1,932
Payments on debt (maturities greater than 90 days)	(1,878)	(1,006)
Increase (decrease) in short-term debt, net	1,266	(493)
Proceeds from sale of noncontrolling interest, net of $1 in offering costs	85	—
Net distributions to noncontrolling interests	(17)	(25)
Settlement of cross-currency swaps	(33)	—
Other	(71)	(9)
Net cash provided by financing activities	10,077	44

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	10

Decrease in cash, cash equivalents and restricted cash	(37)	(115)
Cash, cash equivalents and restricted cash, January 1	364	425
Cash, cash equivalents and restricted cash, June 30	$327	$310

(1)	As adjusted for the retrospective adoption of ASU 2016-18, which we discuss in Note 2.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2018	2017(1)
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$352	$301
Income tax payments, net of refunds	87	109

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition:
Assets acquired	$9,670	$—
Liabilities assumed	(104)	—
Cash paid	$9,566	$—

Accrued capital expenditures	$394	$428
Accrued Merger-related transaction and financing costs	1	—
Increase in capital lease obligations for investment in property, plant and equipment	7	502
Equitization of note receivable due from unconsolidated affiliate	—	19
Preferred dividends declared but not paid	25	—
Common dividends issued in stock	27	27
Common dividends declared but not paid	251	214

(1)	As adjusted for the retrospective adoption of ASU 2016-18, which we discuss in Note 2.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017(1)	2018	2017(1)
	(unaudited)
Operating revenues
Electric	$938	$946	$1,822	$1,821
Natural gas	113	112	284	294
Total operating revenues	1,051	1,058	2,106	2,115
Operating expenses
Cost of electric fuel and purchased power	323	316	597	577
Cost of natural gas	30	38	80	103
Operation and maintenance	251	241	499	472
Depreciation and amortization	169	166	335	329
Franchise fees and other taxes	63	60	132	123
Total operating expenses	836	821	1,643	1,604
Operating income	215	237	463	511
Other income, net	25	19	53	41
Interest income	1	—	2	—
Interest expense	(53)	(49)	(105)	(98)
Income before income taxes	188	207	413	454
Income tax expense	(42)	(54)	(98)	(144)
Net income	146	153	315	310
(Earnings) losses attributable to noncontrolling interest	—	(4)	1	(6)
Earnings attributable to common shares	$146	$149	$316	$304

(1)	As adjusted for the retrospective adoption of ASU 2017-07, which we discuss in Note 2.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder’s equity
	Pretax amount	Income tax expense	Net-of-tax amount	Noncontrolling interest (after-tax)	Total
	Three months ended June 30, 2018 and 2017
	(unaudited)
2018:
Net income	$188	$(42)	$146	$—	$146
Other comprehensive income (loss):
Financial instruments	—	—	—	1	1
Total other comprehensive income	—	—	—	1	1
Comprehensive income	$188	$(42)	$146	$1	$147
2017:
Net income	$203	$(54)	$149	$4	$153
Other comprehensive income (loss):
Financial instruments	—	—	—	1	1
Total other comprehensive income	—	—	—	1	1
Comprehensive income	$203	$(54)	$149	$5	$154

	Six months ended June 30, 2018 and 2017
	(unaudited)
2018:
Net income (loss)	$414	$(98)	$316	$(1)	$315
Other comprehensive income (loss):
Financial instruments	—	—	—	5	5
Total other comprehensive income	—	—	—	5	5
Comprehensive income	$414	$(98)	$316	$4	$320
2017:
Net income	$448	$(144)	$304	$6	$310
Other comprehensive income (loss):
Financial instruments	—	—	—	4	4
Total other comprehensive income	—	—	—	4	4
Comprehensive income	$448	$(144)	$304	$10	$314
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2018	December 31, 2017(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8	$12
Restricted cash	5	6
Accounts receivable – trade, net	355	362
Accounts receivable – other, net	100	79
Due from unconsolidated affiliates	1	—
Inventories	105	105
Prepaid expenses	41	58
Regulatory assets	327	316
Fixed-price contracts and other derivatives	30	42
Greenhouse gas allowances	116	116
Other	38	4
Total current assets	1,126	1,100

Other assets:
Restricted cash	12	11
Regulatory assets	463	451
Nuclear decommissioning trusts	1,022	1,033
Greenhouse gas allowances	144	83
Sundry	295	328
Total other assets	1,936	1,906

Property, plant and equipment:
Property, plant and equipment	20,430	19,787
Less accumulated depreciation and amortization	(5,120)	(4,949)
Property, plant and equipment, net ($310 and $321 at June 30, 2018 and December 31, 2017, respectively, related to VIE)	15,310	14,838
Total assets	$18,372	$17,844

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30, 2018	December 31, 2017(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$81	$253
Accounts payable	437	501
Due to unconsolidated affiliates	49	40
Interest payable	43	41
Accrued compensation and benefits	77	122
Accrued franchise fees	38	59
Current portion of long-term debt ($289 and $10 at June 30, 2018 and December 31, 2017, respectively, related to VIE)	499	220
Asset retirement obligations	91	77
Regulatory liabilities	9	18
Fixed-price contracts and other derivatives	62	60
Customer deposits	69	69
Greenhouse gas obligations	116	116
Other	41	46
Total current liabilities	1,612	1,622

Long-term debt ($284 at December 31, 2017 related to VIE)	5,424	5,335

Deferred credits and other liabilities:
Customer advances for construction	52	57
Pension and other postretirement benefit plan obligations, net of plan assets	209	182
Deferred income taxes	1,568	1,530
Deferred investment tax credits	17	18
Regulatory liabilities	2,287	2,225
Asset retirement obligations	775	762
Fixed-price contracts and other derivatives	136	153
Greenhouse gas obligations	19	—
Deferred credits and other	330	334
Total deferred credits and other liabilities	5,393	5,261

Commitments and contingencies (Note 11)

Equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,338	1,338
Retained earnings	4,584	4,268
Accumulated other comprehensive income (loss)	(8)	(8)
Total SDG&E shareholder’s equity	5,914	5,598
Noncontrolling interest	29	28
Total equity	5,943	5,626
Total liabilities and equity	$18,372	$17,844

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2018	2017(1)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$315	$310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335	329
Deferred income taxes and investment tax credits	47	98
Fixed-price contracts and other derivatives	(1)	(1)
Other	(26)	(20)
Net change in other working capital components	(17)	6
Changes in other noncurrent assets and liabilities, net	(9)	(32)
Net cash provided by operating activities	644	690

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(851)	(763)
Purchases of nuclear decommissioning trust assets	(487)	(823)
Proceeds from sales of nuclear decommissioning trust assets	487	823
Decrease in loans to affiliate, net	—	31
Other	6	—
Net cash used in investing activities	(845)	(732)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	—	(175)
Issuances of debt (maturities greater than 90 days)	398	398
Payments on debt (maturities greater than 90 days)	(23)	(163)
(Decrease) increase in short-term debt, net	(172)	5
Capital distributions made by VIE, net	(3)	(13)
Debt issuance costs	(3)	(4)
Net cash provided by financing activities	197	48

(Decrease) increase in cash, cash equivalents and restricted cash	(4)	6
Cash, cash equivalents and restricted cash, January 1	29	20
Cash, cash equivalents and restricted cash, June 30	$25	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$100	$94
Income tax payments, net	70	13

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$105	$152
Increase in capital lease obligations for investment in property, plant and equipment	—	500

(1)	As adjusted for the retrospective adoption of ASU 2016-18, which we discuss in Note 2.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017(1)	2018	2017(1)
	(unaudited)

Operating revenues	$772	$770	$1,898	$2,011
Operating expenses
Cost of natural gas	150	179	439	587
Operation and maintenance	382	351	766	707
Depreciation and amortization	138	126	273	252
Franchise fees and other taxes	33	34	73	73
Total operating expenses	703	690	1,551	1,619
Operating income	69	80	347	392
Other income, net	13	24	46	38
Interest income	1	—	1	—
Interest expense	(26)	(26)	(53)	(51)
Income before income taxes	57	78	341	379
Income tax expense	(23)	(19)	(82)	(117)
Net income	34	59	259	262
Preferred dividend requirements	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$33	$58	$258	$261

(1)	As adjusted for the retrospective adoption of ASU 2017-07, which we discuss in Note 2.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	Three months ended June 30, 2018 and 2017
	(unaudited)
2018:
Net income	$57	$(23)	$34
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$58	$(23)	$35
2017:
Net income	$78	$(19)	$59
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$79	$(19)	$60

	Six months ended June 30, 2018 and 2017
	(unaudited)
2018:
Net income	$341	$(82)	$259
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$342	$(82)	$260
2017:
Net Income	$379	$(117)	$262
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$380	$(117)	$263
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30, 2018	December 31, 2017(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83	$8
Accounts receivable – trade, net	343	517
Accounts receivable – other, net	76	90
Due from unconsolidated affiliates	—	4
Income taxes receivable	5	10
Inventories	80	124
Regulatory assets	10	9
Greenhouse gas allowances	181	179
Other	34	38
Total current assets	812	979

Other assets:
Regulatory assets	1,098	983
Insurance receivable for Aliso Canyon costs	502	418
Greenhouse gas allowances	72	9
Sundry	350	364
Total other assets	2,022	1,774

Property, plant and equipment:
Property, plant and equipment	17,409	16,772
Less accumulated depreciation and amortization	(5,509)	(5,366)
Property, plant and equipment, net	11,900	11,406
Total assets	$14,734	$14,159

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30, 2018	December 31, 2017(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$326	$116
Accounts payable – trade	295	502
Accounts payable – other	79	93
Due to unconsolidated affiliates	48	35
Accrued compensation and benefits	129	151
Regulatory liabilities	273	91
Current portion of long-term debt	4	501
Customer deposits	103	89
Reserve for Aliso Canyon costs	160	84
Greenhouse gas obligations	181	179
Other	197	205
Total current liabilities	1,795	2,046

Long-term debt	2,883	2,485

Deferred credits and other liabilities:
Customer advances for construction	97	92
Pension obligation, net of plan assets	827	789
Deferred income taxes	1,138	995
Deferred investment tax credits	9	10
Regulatory liabilities	1,658	1,697
Asset retirement obligations	1,922	1,885
Greenhouse gas obligations	29	—
Deferred credits and other	210	253
Total deferred credits and other liabilities	5,890	5,721

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	3,298	3,040
Accumulated other comprehensive income (loss)	(20)	(21)
Total shareholders’ equity	4,166	3,907
Total liabilities and shareholders’ equity	$14,734	$14,159

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$259	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273	252
Deferred income taxes and investment tax credits	81	96
Other	—	(13)
Net change in other working capital components	326	253
Insurance receivable for Aliso Canyon costs	(84)	52
Changes in other noncurrent assets and liabilities, net	(106)	(47)
Net cash provided by operating activities	749	855

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(783)	(682)
Increase in loans to affiliate, net	—	(84)
Other	4	—
Net cash used in investing activities	(779)	(766)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of long-term debt	400	—
Payments on long-term debt	(500)	—
Increase (decrease) in short-term debt, net	210	(62)
Debt issuance costs	(4)	—
Net cash provided by (used in) financing activities	105	(63)

Increase in cash and cash equivalents	75	26
Cash and cash equivalents, January 1	8	12
Cash and cash equivalents, June 30	$83	$38

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$51	$49
Income tax (refunds) payments, net	(4)	22

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$151	$155
Increase in capital lease obligations for investment in property, plant and equipment	7	1
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
We have prepared the Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2018 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.
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
Reclassification on the Condensed Consolidated Statement of Operations
We have made a reclassification on the Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2017 to conform to current year presentation. Line item captions for equity earnings (losses) before income tax and net of income tax have been combined into one line and presented after income tax expense (benefit). This reclassification is intended to treat the presentation of earnings from all equity method investees consistently and simplify the presentation on the statement of operations, while continuing to provide additional detail in the notes to the financial statements. We discuss this presentation further in Note 6. The following table summarizes the financial statement line items that were affected by this reclassification:

SEMPRA ENERGY – RECLASSIFICATION
(Dollars in millions)
	Three months ended June 30, 2017		Six months ended June 30, 2017
	As previously presented	As currently presented	As previously presented	As currently presented
Condensed Consolidated Statement of Operations:
Equity earnings, before income tax	$18	$—	$21	$—
Income before income taxes and equity losses of certain
unconsolidated subsidiaries	415	—	1,170	—
Income before income taxes and equity earnings of
unconsolidated subsidiaries	—	397	—	1,149
Equity losses, net of income tax	—	—	(8)	—
Equity earnings	—	18	—	13

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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	June 30,	December 31,
	2018	2017
Sempra Energy Consolidated:
Cash and cash equivalents	$252	$288
Restricted cash, current	60	62
Restricted cash, noncurrent	15	14
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$327	$364
SDG&E:
Cash and cash equivalents	$8	$12
Restricted cash, current	5	6
Restricted cash, noncurrent	12	11
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$25	$29

INVENTORIES
The components of inventories by segment are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
SDG&E	$—	$4	$—	$—	$105	$101	$105	$105
SoCalGas	41	75	—	—	39	49	80	124
Sempra South American Utilities	—	—	—	—	34	30	34	30
Sempra Mexico	—	—	10	7	13	2	23	9
Sempra Renewables	—	—	—	—	—	5	—	5
Sempra LNG & Midstream	46	30	—	4	—	—	46	34
Sempra Energy Consolidated	$87	$109	$10	$11	$191	$187	$288	$307

At June 30, 2018, $5 million of inventories at Sempra Renewables is classified as Assets Held for Sale on the Sempra Energy Condensed Consolidated Balance Sheet, as we discuss in Note 5.
GOODWILL
We discuss goodwill in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The decrease in goodwill from $2,397 million at December 31, 2017 to $2,371 million at June 30, 2018 is due to foreign currency translation at Sempra South American Utilities. We record the offset of this fluctuation in OCI.

OTHER INTANGIBLE ASSETS
Other Intangible Assets included on the Sempra Energy Condensed Consolidated Balance Sheets are as follows:

OTHER INTANGIBLE ASSETS
(Dollars in millions)
	Amortization period (years)	June 30, 2018	December 31, 2017

Development rights	50	$—	$322
Renewable energy transmission and consumption permit	19	154	154
Storage rights	46	—	138
O&M agreement	23	66	66
Other	10 years to indefinite	22	18
		242	698
Less accumulated amortization:
Development rights		—	(60)
Renewable energy transmission and consumption permit		(12)	(8)
Storage rights		—	(28)
O&M agreement		(2)	—
Other		(7)	(6)
		(21)	(102)
		$221	$596

In June 2018, we recognized an impairment of $369 million for the net carrying value of Other Intangible Assets at Sempra LNG & Midstream, representing development and storage rights related to the natural gas storage facilities of Mississippi Hub and Bay Gas. This impairment is included in Sempra LNG & Midstream’s total impairment of $1.3 billion, which is included in Impairment Losses on Sempra Energy’s Condensed Consolidated Statements of Operations in the three months and six months ended June 30, 2018, as we discuss in Notes 5 and 9.
Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense for such intangible assets was $5 million and $4 million for the three months ended June 30, 2018 and 2017, respectively, and $10 million and $8 million for the six months ended June 30, 2018 and 2017, respectively. We estimate the amortization for the next five years to be $12 million a year. We provide additional information about Other Intangible Assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest on equity method investments that have not commenced planned principal operations.
Interest capitalized and AFUDC are as follows:

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sempra Energy Consolidated	$57	$62	$108	$144
SDG&E	23	21	47	41
SoCalGas	16	15	29	30

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
Otay Mesa VIE
SDG&E has a tolling agreement to purchase power generated at OMEC, a 605-MW generating facility. A related agreement provides SDG&E with the option to purchase OMEC at the end of the contract term in October 2019, or upon earlier termination of the PPA, at a predetermined price subject to adjustments. If SDG&E does not exercise its option (referred to as the call option), under the terms of the agreement, the counterparty can require SDG&E to purchase the power plant for $280 million, subject to adjustments, on or before October 3, 2019 (referred to as the put option), or upon earlier termination of the PPA. SDG&E does not expect to exercise its call option to purchase OMEC.
The facility owner, OMEC LLC, is a VIE, which we refer to as Otay Mesa VIE, of which SDG&E is the primary beneficiary. SDG&E has no OMEC LLC voting rights, holds no equity in OMEC LLC and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Accordingly, SDG&E and Sempra Energy consolidate Otay Mesa VIE. Otay Mesa VIE’s equity of $29 million at June 30, 2018 and $28 million at December 31, 2017 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.
OMEC LLC has a loan outstanding of $290 million at June 30, 2018, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is collateralized by OMEC’s assets. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC, nor would SDG&E be required to assume OMEC’s loan under the call or put option purchase scenarios. The loan fully matures in April 2019, prior to the put option, and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 8.
The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The captions in the table below correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses
Cost of electric fuel and purchased power	$(16)	$(21)	$(32)	$(39)
Operation and maintenance	4	5	8	9
Depreciation and amortization	7	7	15	14
Total operating expenses	(5)	(9)	(9)	(16)
Operating income	5	9	9	16
Interest expense	(5)	(5)	(10)	(10)
Income (loss) before income taxes/Net income (loss)	—	4	(1)	6
(Earnings) losses attributable to noncontrolling interest	—	(4)	1	(6)
Earnings attributable to common shares	$—	$—	$—	$—

SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary of a VIE at June 30, 2018. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, and other components of cash flows expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects could be significant to the financial position and liquidity of SDG&E and Sempra Energy. We provide additional information about PPAs with power plant facilities that are VIEs of which SDG&E is not the primary beneficiary in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Texas Utility
On March 9, 2018, we completed the acquisition of an indirect, 100-percent interest in Oncor Holdings, a VIE that owns an 80.25-percent interest in Oncor. Sempra Energy is not the primary beneficiary of the VIE because of the structural and operational ring-fencing measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Notes 5 and 6 for additional information about our equity method investment in Oncor Holdings and restrictions in our ability to influence its activities. Our current maximum exposure to loss from our interest in Oncor Holdings does not exceed the carrying value of our investment, which is $9,407 million at June 30, 2018. Our maximum exposure will fluctuate over time.
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
Sempra Energy’s Condensed Consolidated Balance Sheets include $1,412 million of property, plant and equipment, net, at December 31, 2017 and equity of $669 million and $631 million of Other Noncontrolling Interests at June 30, 2018 and December 31, 2017, respectively, associated with these entities. In June 2018, we reclassified $1,423 million of property, plant and equipment, net, plus other assets and liabilities associated with these entities, to held for sale, as we discuss in Note 5.
Sempra Energy’s Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2018 and 2017 include the following amounts associated with the tax equity limited liability companies. The amounts are net of eliminations of transactions between Sempra Energy and these entities.

AMOUNTS ASSOCIATED WITH TAX EQUITY ARRANGEMENTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUES
Energy-related businesses	$32	$18	$49	$31
EXPENSES
Operation and maintenance	(4)	(7)	(8)	(9)
Depreciation and amortization	(12)	(8)	(23)	(16)
Income before income taxes	16	3	18	6
Income tax expense	(7)	(4)	(12)	(6)
Net income (loss)	9	(1)	6	—
Losses attributable to noncontrolling interests(1)	20	7	41	10
Earnings	$29	$6	$47	$10

(1)	Net income or loss attributable to NCI is computed using the HLBV method and is not based on ownership percentages.

We provide additional information regarding the tax equity limited liability companies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra LNG & Midstream
Sempra Energy’s equity method investment in Cameron LNG JV is considered to be a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV. The carrying value of our investment in Cameron LNG JV, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $1,182 million at June 30, 2018 and $997 million at December 31, 2017. Our current maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and the guarantees that we discuss in Note 6 below and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
Other Variable Interest Entities
Sempra Energy’s other businesses also enter into arrangements which could include variable interests. We evaluate these arrangements and applicable entities based on the qualitative and quantitative analyses described above. Certain of these entities are service or project companies that are VIEs. As the primary beneficiary of these companies, we consolidate them; however, their financial statements are not material to the financial statements of Sempra Energy. In all other cases, we have determined that these arrangements are not variable interests in a VIE and therefore are not subject to the U.S. GAAP requirements concerning the consolidation of VIEs.

ASSET RETIREMENT OBLIGATIONS
We discuss asset retirement obligations in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. The changes in asset retirement obligations are as follows:

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	2018	2017	2018	2017	2018	2017
Balance at January 1(1)	$2,877	$2,553	$839	$830	$1,953	$1,659
Accretion expense	60	54	19	19	38	33
Liabilities incurred	7	20	—	17	—	—
Reclassifications(2)	(60)	—	—	—	—	—
Payments	(23)	(26)	(21)	(25)	(2)	(1)
Revisions	28	(6)	29	—	(1)	(6)
Balance at June 30(1)	$2,889	$2,595	$866	$841	$1,988	$1,685

(1)	Current portions of the obligations for Sempra Energy Consolidated and SoCalGas are included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.

(2)
In June 2018, we reclassified $57 million at Sempra Renewables and $8 million at Sempra LNG & Midstream to Liabilities Held for Sale, and $5 million related to TdM from Liabilities Held for Sale, as we discuss in Note 5.

PENSION AND OTHER POSTRETIREMENT BENEFITS
Sale of Qualified Pension Plan Annuity Contracts
In March 2018, an insurance company purchased certain annuities for current annuitants in the SDG&E and SoCalGas qualified pension plans and assumed the obligation for payment of these annuities. At SDG&E in the first quarter of 2018 and at SoCalGas in the second quarter of 2018, the liability transferred for these annuities, plus the total year-to-date lump-sum payments, exceeded the settlement threshold, which triggered settlement accounting. This resulted in a reduction of the recorded pension liability and pension plan assets of $274 million at Sempra Energy Consolidated, including $97 million at SDG&E and $177 million at SoCalGas. This also resulted in settlement charges in net periodic benefit cost of $25 million and $39 million at Sempra Energy Consolidated, including $2 million and $16 million at SDG&E in the three months and six months ended June 30, 2018, respectively, and $23 million at SoCalGas in both the three months and six months ended June 30, 2018. The settlement charges were recorded as regulatory assets on the Condensed Consolidated Balance Sheets.
Acquisition
On March 9, 2018, Sempra Energy completed the Merger, as we discuss in Note 5, and assumed other postretirement employee benefits obligations for health care and life insurance benefits, resulting in an increase of $21 million in the other postretirement benefit plan liability at Sempra Energy Consolidated.

Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2018	2017	2018	2017
Service cost	$33	$29	$5	$5
Interest cost	34	37	9	11
Expected return on assets	(39)	(40)	(17)	(17)
Amortization of:
Prior service cost	2	2	—	—
Actuarial loss (gain)	10	8	(1)	—
Settlements	25	—	—	—
Net periodic benefit cost (credit)	65	36	(4)	(1)
Regulatory adjustment	(35)	(29)	5	2
Total expense recognized	$30	$7	$1	$1

	Six months ended June 30,
	2018	2017	2018	2017
Service cost	$66	$57	$11	$11
Interest cost	69	74	18	20
Expected return on assets	(81)	(80)	(35)	(33)
Amortization of:
Prior service cost	5	5	—	—
Actuarial loss (gain)	19	16	(2)	(1)
Settlements	39	—	—	—
Net periodic benefit cost (credit)	117	72	(8)	(3)
Regulatory adjustment	(80)	(41)	9	4
Total expense recognized	$37	$31	$1	$1

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2018	2017	2018	2017
Service cost	$8	$7	$1	$2
Interest cost	8	10	1	2
Expected return on assets	(12)	(13)	(4)	(4)
Amortization of:
Prior service cost	1	1	1	1
Actuarial loss	2	2	—	—
Settlements	2	—	—	—
Net periodic benefit cost (credit)	9	7	(1)	1
Regulatory adjustment	(8)	(7)	1	(1)
Total expense recognized	$1	$—	$—	$—

	Six months ended June 30,
	2018	2017	2018	2017
Service cost	$16	$15	$2	$3
Interest cost	17	19	3	4
Expected return on assets	(25)	(24)	(7)	(7)
Amortization of:
Prior service cost	1	1	2	2
Actuarial loss (gain)	3	4	(1)	—
Settlements	16	—	—	—
Net periodic benefit cost (credit)	28	15	(1)	2
Regulatory adjustment	(27)	(14)	1	(2)
Total expense recognized	$1	$1	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2018	2017	2018	2017
Service cost	$21	$18	$4	$3
Interest cost	22	24	7	8
Expected return on assets	(25)	(25)	(14)	(13)
Amortization of:
Prior service cost	2	2	—	—
Actuarial loss (gain)	6	4	(1)	(1)
Settlements	23	—	—	—
Net periodic benefit cost (credit)	49	23	(4)	(3)
Regulatory adjustment	(27)	(22)	4	3
Total expense recognized	$22	$1	$—	$—

	Six months ended June 30,
	2018	2017	2018	2017
Service cost	$43	$36	$8	$7
Interest cost	45	48	14	15
Expected return on assets	(51)	(51)	(28)	(26)
Amortization of:
Prior service cost (credit)	4	4	(1)	(1)
Actuarial loss (gain)	12	8	(1)	(1)
Settlements	23	—	—	—
Net periodic benefit cost (credit)	76	45	(8)	(6)
Regulatory adjustment	(53)	(27)	8	6
Total expense recognized	$23	$18	$—	$—

Benefit Plan Contributions
The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2018:

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2018:
Pension plans	$37	$2	$23
Other postretirement benefit plans	2	—	1
Total expected contributions in 2018:
Pension plans	$226	$48	$113
Other postretirement benefit plans	9	3	2

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $443 million and $455 million at June 30, 2018 and December 31, 2017, respectively.
(LOSSES) EARNINGS PER COMMON SHARE
The following table provides EPS computations for the three months and six months ended June 30, 2018 and 2017. Basic EPS is calculated by dividing (losses) earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

(LOSSES) EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
(Losses) earnings attributable to common shares	$(561)	$259	$(214)	$700

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	265,837	251,447	261,906	251,290
Dilutive effect of stock options, RSAs and RSUs(2)(3)	—	1,375	—	1,319
Dilutive effect of common stock shares sold forward(2)	—	—	—	—
Weighted-average common shares outstanding for diluted EPS(2)	265,837	252,822	261,906	252,609

EPS:
Basic	$(2.11)	$1.03	$(0.82)	$2.79
Diluted	$(2.11)	$1.03	$(0.82)	$2.77

(1)
Includes 640 and 608 average fully vested RSUs held in our Deferred Compensation Plan for the three months ended June 30, 2018 and 2017, respectively, and 634 and 604 of such RSUs for the six months ended June 30, 2018 and 2017, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

(2)
In the three months and six months ended June 30, 2018, the total weighted-average number of potentially dilutive stock options, RSAs and RSUs was 986 and 931, respectively, and the total weighted-average number of potentially dilutive common stock shares sold forward was 714 and 746, respectively. However, these securities were not included in the computation of EPS since to do so would have decreased the loss per share.

(3)
Due to market fluctuations of both Sempra Energy common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options, RSAs and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for both the three months and six months ended June 30, 2018 and 2017 excludes 1,816 and 3,010 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from the forward sale of our common stock pursuant to the forward sale agreements that we discuss below in “Shareholders’ Equity and Noncontrolling Interests – Sempra Energy Common Stock Offerings,” is reflected in our diluted EPS calculation using the treasury stock method. We anticipate there will be a dilutive effect on our EPS when the average market price of shares of our common stock is above the applicable adjusted forward sale price, subject to increase or decrease based on the overnight bank funding rate, less a spread, and subject to decrease by amounts related to expected dividends on shares of our common stock during the term of the forward sale agreements. Additionally, if we decide to physically settle or net share settle the forward sale agreements, delivery of our shares to the forward purchasers on any such physical settlement or net share settlement of the forward sale agreements would result in dilution to our EPS.
The potentially dilutive impact from our 6% mandatory convertible preferred stock, series A (series A preferred stock) issued in January 2018 is calculated under the if-converted method. The computation of diluted EPS for both the three months and six months ended June 30, 2018 excludes 15,296,567 potentially dilutive shares, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future. We discuss the issuance of the series A preferred stock in “Shareholders’ Equity and Noncontrolling Interests – Sempra Energy 6% Mandatory Convertible Preferred Stock, Series A” below.
Pursuant to our Sempra Energy share-based compensation plans, Sempra Energy’s Board of Directors granted 358,363 performance-based RSUs and 266,569 service-based RSUs during the six months ended June 30, 2018, primarily in January. During the six months ended June 30, 2018, IEnova granted 966,747 RSUs from the IEnova 2013 Long-Term Incentive Plan, under which awards are cash settled at vesting based on the price of IEnova common stock.
We discuss share-based compensation plans and related awards further in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended June 30, 2018 and 2017
Sempra Energy Consolidated:
Balance as of March 31, 2018	$(396)	$(67)	$(82)	$(545)
OCI before reclassifications	(86)	19	1	(66)
Amounts reclassified from AOCI	—	8	2	10
Net OCI	(86)	27	3	(56)
Balance as of June 30, 2018	$(482)	$(40)	$(79)	$(601)
			.
Balance as of March 31, 2017	$(481)	$(121)	$(94)	$(696)
OCI before reclassifications	3	(26)	—	(23)
Amounts reclassified from AOCI	—	—	1	1
Net OCI	3	(26)	1	(22)
Balance as of June 30, 2017	$(478)	$(147)	$(93)	$(718)
SDG&E:
Balance as of March 31, 2018 and June 30, 2018			$(8)	$(8)

Balance as of March 31, 2017 and June 30, 2017			$(8)	$(8)
SoCalGas:
Balance as of March 31, 2018		$(13)	$(8)	$(21)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2018		$(13)	$(7)	$(20)

Balance as of March 31, 2017		$(13)	$(9)	$(22)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2017		$(13)	$(8)	$(21)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Six months ended June 30, 2018 and 2017
Sempra Energy Consolidated:
Balance as of December 31, 2017	$(420)	$(122)	$(84)	$(626)
Cumulative-effect adjustment from change in accounting principle	—	(3)	—	(3)
OCI before reclassifications	(62)	85	1	24
Amounts reclassified from AOCI	—	—	4	4
Net OCI	(62)	85	5	28
Balance as of June 30, 2018	$(482)	$(40)	$(79)	$(601)

Balance as of December 31, 2016	$(527)	$(125)	$(96)	$(748)
OCI before reclassifications	49	(28)	—	21
Amounts reclassified from AOCI	—	6	3	9
Net OCI	49	(22)	3	30
Balance as of June 30, 2017	$(478)	$(147)	$(93)	$(718)
SDG&E:
Balance as of December 31, 2017 and June 30, 2018			$(8)	$(8)

Balance as of December 31, 2016 and June 30, 2017			$(8)	$(8)
SoCalGas:
Balance as of December 31, 2017		$(13)	$(8)	$(21)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2018		$(13)	$(7)	$(20)

Balance as of December 31, 2016		$(13)	$(9)	$(22)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2017		$(13)	$(8)	$(21)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended June 30,
	2018	2017
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments(1)	$1	$(1)	Interest Expense
Interest rate and foreign exchange instruments	18	—	Other (Expense) Income, Net
Interest rate and foreign exchange instruments	1	5	Equity (Losses) Earnings
Foreign exchange instruments	(1)	(1)	Revenues: Energy-Related Businesses
Total before income tax	19	3
	(4)	(1)	Income Tax Benefit (Expense)
Net of income tax	15	2
	(7)	(2)	(Earnings) Losses Attributable to Noncontrolling Interests
	$8	$—
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$3	$2	Other (Expense) Income, Net
	(1)	(1)	Income Tax Benefit (Expense)
Net of income tax	$2	$1

Total reclassifications for the period, net of tax	$10	$1
SDG&E:
Financial instruments:
Interest rate instruments(1)	$1	$3	Interest Expense
	(1)	(3)	(Earnings) Losses Attributable to Noncontrolling Interest
Total reclassifications for the period, net of tax	$—	$—
SoCalGas:
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$1	$1	Other Income, Net
Total reclassifications for the period, net of tax	$1	$1

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Six months ended June 30,
	2018	2017
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments(1)	$(1)	$(4)	Interest Expense
Interest rate and foreign exchange instruments	5	9	Equity (Losses) Earnings
Foreign exchange instruments	(1)	1	Revenues: Energy-Related Businesses
Commodity contracts not subject to rate recovery	—	9	Revenues: Energy-Related Businesses
Total before income tax	3	15
	(1)	(5)	Income Tax Benefit (Expense)
Net of income tax	2	10
	(2)	(4)	(Earnings) Losses Attributable to Noncontrolling Interests
	$—	$6
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$6	$5	Other (Expense) Income, Net
	(2)	(2)	Income Tax Benefit (Expense)
Net of income tax	$4	$3

Total reclassifications for the period, net of tax	$4	$9
SDG&E:
Financial instruments:
Interest rate instruments(1)	$4	$6	Interest Expense
	(4)	(6)	(Earnings) Losses Attributable to Noncontrolling Interest
Total reclassifications for the period, net of tax	$—	$—
SoCalGas:
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$1	$1	Other Income, Net
Total reclassifications for the period, net of tax	$1	$1

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
The following tables provide reconciliations of changes in Sempra Energy’s, SDG&E’s and SoCalGas’ shareholders’ equity and NCI for the six months ended June 30, 2018 and 2017.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Sempra Energy shareholders’ equity	Non- controlling interests(1)	Total equity
Balance at December 31, 2017	$12,670	$2,470	$15,140
Cumulative-effect adjustment from change in accounting principle(2)	(1)	—	(1)
Comprehensive (loss) income	(132)	1	(131)
Share-based compensation expense	33	—	33
Mandatory convertible preferred stock dividends declared	(53)	—	(53)
Preferred dividends of subsidiary	(1)	—	(1)
Common stock dividends declared	(480)	—	(480)
Issuances of mandatory convertible preferred stock	1,693	—	1,693
Issuances of common stock	2,117	—	2,117
Repurchases of common stock	(20)	—	(20)
Equity contributed by noncontrolling interest	—	1	1
Distributions to noncontrolling interests	—	(18)	(18)
Purchase of noncontrolling interests	—	(1)	(1)
Sale of noncontrolling interests, net of offering costs	—	85	85
Balance at June 30, 2018	$15,826	$2,538	$18,364
Balance at December 31, 2016	$12,951	$2,290	$15,241
Comprehensive income	731	8	739
Share-based compensation expense	23	—	23
Preferred dividends of subsidiary	(1)	—	(1)
Common stock dividends declared	(413)	—	(413)
Issuances of common stock	55	—	55
Repurchases of common stock	(14)	—	(14)
Equity contributed by noncontrolling interests	—	1	1
Distributions to noncontrolling interests	—	(26)	(26)
Balance at June 30, 2017	$13,332	$2,273	$15,605

(1)	NCI includes the preferred stock of SoCalGas and other NCI as listed in the table below under “Other Noncontrolling Interests.”

(2)	Represents impact from adoption of ASU 2016-01, which we discuss in Note 2.

SHAREHOLDER’S EQUITY AND NONCONTROLLING INTEREST – SDG&E
(Dollars in millions)
	SDG&E shareholder’s equity	Non- controlling interest	Total equity
Balance at December 31, 2017	$5,598	$28	$5,626
Comprehensive income	316	4	320
Equity contributed by noncontrolling interest	—	1	1
Distributions to noncontrolling interest	—	(4)	(4)
Balance at June 30, 2018	$5,914	$29	$5,943
Balance at December 31, 2016	$5,641	$37	$5,678
Comprehensive income	304	10	314
Common stock dividends declared	(175)	—	(175)
Equity contributed by noncontrolling interest	—	1	1
Distributions to noncontrolling interest	—	(14)	(14)
Balance at June 30, 2017	$5,770	$34	$5,804

SHAREHOLDERS’ EQUITY – SOCALGAS
(Dollars in millions)
Total equity
Balance at December 31, 2017	$3,907
Comprehensive income	260
Preferred stock dividends declared	(1)
Balance at June 30, 2018	$4,166
Balance at December 31, 2016	$3,510
Comprehensive income	263
Preferred stock dividends declared	(1)
Balance at June 30, 2017	$3,772

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
Sempra Energy 6% Mandatory Convertible Preferred Stock, Series A
On January 9, 2018, we issued 17,250,000 shares of our series A preferred stock in a registered public offering at $100.00 per share (or $98.20 per share after deducting underwriting discounts), including 2,250,000 shares purchased by the underwriters directly from us as a result of fully exercising their option to purchase such shares from us solely to cover overallotments. Each share of series A preferred stock has a liquidation value of $100.00. We used the net proceeds of approximately $1.69 billion (net of underwriting discounts and equity issuance costs of $32 million) to fund a portion of the Merger Consideration, as we discuss in Note 5. We discuss the terms of the series A preferred stock in Note 18 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy 6.75% Mandatory Convertible Preferred Stock, Series B
On July 13, 2018, Sempra Energy issued 5,750,000 shares of our series B preferred stock and received proceeds of approximately $565.5 million (net of underwriting discounts, but before deducting equity issuance costs), which we discuss in Note 13.
Sempra Energy Common Stock Offerings
On January 9, 2018, we completed the offering of 23,364,486 shares of our common stock, no par value, in a registered public offering at $107.00 per share (approximately $105.07 per share after deducting the underwriting discount), pursuant to forward sale agreements with each of Morgan Stanley & Co. LLC, an affiliate of RBC Capital Markets, LLC and an affiliate of Barclays Capital Inc. (the forward purchasers). The shares offered pursuant to the forward sale agreements were borrowed by the underwriters and therefore are not newly issued shares. The underwriters of the offering fully exercised the option we granted them to purchase an additional 3,504,672 shares of common stock directly from us solely to cover overallotments. After the offering, including the issuance of shares pursuant to the exercise of the overallotment option, the aggregate shares of common stock sold in the offering totaled 26,869,158. We received net proceeds of $367 million (net of underwriting discounts and equity issuance costs of $8 million) from the sale of shares to cover overallotments. The initial forward sale price under the forward sale agreements is approximately $105.07 per share, which was the public offering price in the common stock offering less the underwriting discount. However, the forward sale price is subject to adjustment pursuant to the forward sale agreements. We did not initially receive any proceeds from the sale of our common stock sold by the forward sellers to the underwriters.
In the three months and six months ended June 30, 2018, we settled approximately $800 million (net of underwriting discounts of $14 million) and $1.7 billion (net of underwriting discounts of $30 million), respectively, of forward sales under the forward sale agreements by delivering 7,651,671 shares and 16,208,301 shares, respectively, of newly issued Sempra Energy common stock at forward sale prices ranging from approximately $104.53 to approximately $105.18 per share.
We used the net proceeds from the sale of shares in the January 2018 offering and from the settlement of forward sales in the first quarter of 2018 under the forward sale agreements to fund a portion of the Merger Consideration, as we discuss in Note 5. We used the net proceeds from the settlement of forward sales in the second quarter of 2018 to repay long-term debt maturing in June 2018 and to repay commercial paper used to fund a portion of the Merger Consideration.

On July 13, 2018, we completed the offering of 9,750,000 shares of our common stock in a registered public offering, pursuant to forward sale agreements. In connection with the overallotment option granted to the underwriters, on July 13, 2018, we issued 1,462,500 shares of our common stock and received net proceeds of $163.6 million (net of underwriting discounts, but before deducting equity issuance costs) for such shares, which we discuss in Note 13.
As of August 6, 2018, a total of 16,906,185 shares of Sempra Energy common stock from our January and July 2018 offerings remain subject to future settlement under these forward sale agreements, which may be settled on one or more dates specified by us occurring no later than December 15, 2019. Although we expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the forward purchasers upon the occurrence of certain events.
SoCalGas Preferred Stock
The preferred stock at SoCalGas is presented at Sempra Energy as a noncontrolling interest. Sempra Energy records charges against income related to NCI for preferred stock dividends declared by SoCalGas. We provide additional information regarding preferred stock in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.
Other Noncontrolling Interests
At June 30, 2018 and December 31, 2017, we reported the following noncontrolling ownership interests held by others (not including preferred shareholders) in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity (deficit) held by noncontrolling interests
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
SDG&E:
Otay Mesa VIE	100%	100%	$29	$28
Sempra South American Utilities:
Chilquinta Energía subsidiaries(1)	19.8 – 43.4	22.9 – 43.4	23	24
Luz del Sur	16.4	16.4	192	189
Tecsur	9.8	9.8	4	4
Sempra Mexico:
IEnova(2)	33.6	33.6	1,605	1,532
Sempra Renewables:
Tax equity arrangements – wind(3)	NA	NA	160	181
Tax equity arrangements – solar(3)	NA	NA	509	450
Sempra LNG & Midstream:
Bay Gas	9.1	9.1	8	28
Liberty Gas Storage, LLC	24.6	24.6	(12)	14
Total Sempra Energy			$2,518	$2,450

(1)	Chilquinta Energía has four subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

(2)	IEnova has a subsidiary with a 10-percent NCI held by others. The equity held by NCI is negligible at both June 30, 2018 and December 31, 2017.

(3)	Net income or loss attributable to NCI is computed using the HLBV method and is not based on ownership percentages.
Sempra Renewables
In the fourth quarter of 2017, Sempra Renewables entered into a membership interest purchase agreement with a financial institution to form a tax equity limited liability company that includes a Sempra Renewables’ portfolio of four solar power generation projects located in Fresno County, California. Sempra Renewables received tax equity funding for three of the four phases in the fourth quarter of 2017. Additional funding of $85 million, net of offering costs, for the fourth phase of the tax equity arrangement occurred in April 2018. Sempra Renewables continues to consolidate the entity and report NCI representing the financial institution’s membership interest in the tax equity arrangement.

TRANSACTIONS WITH AFFILIATES
Amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas are as follows:

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2018	December 31, 2017
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current	$40	$37

Sempra South American Utilities(1):
Eletrans – 4% Note(2)	$38	$103
Other related party receivables	1	1
Sempra Mexico(1):
IMG – Note due March 15, 2022(3)	589	487
Energía Sierra Juárez – Note(4)	6	7
Total due from unconsolidated affiliates – noncurrent	$634	$598

Total due to various unconsolidated affiliates – current	$(10)	$(7)

Sempra Mexico(1):
Total due to unconsolidated affiliates – noncurrent – TAG – Note due December 20, 2021(5)	$(36)	$(35)
SDG&E:
Total due from various unconsolidated affiliates – current	$1	$—

Sempra Energy	$(38)	$(30)
SoCalGas	—	(4)
Various affiliates	(11)	(6)
Total due to unconsolidated affiliates – current	$(49)	$(40)

Income taxes due from Sempra Energy(6)	$47	$27
SoCalGas:
Total due from unconsolidated affiliates – current – SDG&E	$—	$4

Total due to unconsolidated affiliates – current – Sempra Energy	$(48)	$(35)

Income taxes due from Sempra Energy(6)	$5	$10

(1)	Amounts include principal balances plus accumulated interest outstanding.

(2)
U.S. dollar-denominated loan, at a fixed interest rate with no stated maturity date, to provide project financing for the construction of transmission lines at Eletrans, comprising joint ventures of Chilquinta Energía.

(3)
Mexican peso-denominated revolving line of credit for up to $14.2 billion Mexican pesos or approximately $711 million U.S. dollar-equivalent, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (10.34 percent at June 30, 2018), to finance construction of the natural gas marine pipeline.

(4)
U.S. dollar-denominated loan, at a variable interest rate based on the 30-day LIBOR plus 637.5 bps (8.47 percent at June 30, 2018) with no stated maturity date, to finance the first phase of the Energía Sierra Juárez wind project, which is a joint venture of IEnova.

(5)	U.S. dollar-denominated loan, at a variable interest rate based on the 6-month LIBOR plus 290 bps (5.40 percent at June 30, 2018).

(6)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from each company having always filed a separate return.

Revenues and cost of sales from unconsolidated affiliates are as follows:

REVENUES AND COST OF SALES FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues:
Sempra Energy Consolidated	$16	$8	$32	$15
SDG&E	1	2	3	4
SoCalGas	15	17	32	35
Cost of Sales:
Sempra Energy Consolidated	$15	$14	$27	$28
SDG&E	16	19	35	39

Guarantees
Sempra Energy has provided guarantees to certain of its joint ventures, entered into guarantees related to the financing of the Cameron LNG JV project and has provided guarantees to certain third parties for the benefit of IMG, as we discuss in Note 6 below and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME (EXPENSE), NET
Other Income (Expense), Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017(1)	2018	2017(1)
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$29	$40	$56	$112
Investment gains(2)	6	14	5	30
(Losses) gains on interest rate and foreign exchange instruments, net	(55)	31	7	94
Foreign currency transaction (losses) gains, net(3)	(41)	7	(11)	17
Non-service component of net periodic benefit credit	7	17	39	22
Interest on regulatory balancing accounts, net	1	—	1	2
Sundry, net	(1)	(1)	2	5
Total	$(54)	$108	$99	$282
SDG&E:
Allowance for equity funds used during construction	$16	$16	$34	$31
Non-service component of net periodic benefit credit	8	4	17	8
Interest on regulatory balancing accounts, net	2	—	2	2
Sundry, net	(1)	(1)	—	—
Total	$25	$19	$53	$41
SoCalGas:
Allowance for equity funds used during construction	$13	$11	$22	$22
Non-service component of net periodic benefit credit	3	15	28	18
Interest on regulatory balancing accounts, net	(1)	—	(1)	—
Sundry, net	(2)	(2)	(3)	(2)
Total	$13	$24	$46	$38

(1)	As adjusted for the retrospective adoption of ASU 2017-07, which we discuss in Note 2.

(2)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans, recorded in Operation and Maintenance on the Condensed Consolidated Statements of Operations.

(3)
Includes losses of $47 million and $8 million in the three months and six months ended June 30, 2018, respectively, and gains of $6 million in both the three months and six months ended June 30, 2017 from translation to U.S. dollars of a Mexican peso-denominated loan to the IMG joint venture, which are offset by corresponding amounts included in Equity (Losses) Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sempra Energy Consolidated:
Income tax (benefit) expense	$(583)	$167	$(294)	$462

(Loss) income before income taxes and equity (losses) earnings
of unconsolidated subsidiaries	$(1,109)	$397	$(442)	$1,149
Equity (losses) earnings, before income tax(1)	(189)	18	(184)	21
Pretax (loss) income	$(1,298)	$415	$(626)	$1,170

Effective income tax rate	45%	40%	47%	39%
SDG&E:
Income tax expense	$42	$54	$98	$144
Income before income taxes	$188	$207	$413	$454
Effective income tax rate	22%	26%	24%	32%
SoCalGas:
Income tax expense	$23	$19	$82	$117
Income before income taxes	$57	$78	$341	$379
Effective income tax rate	40%	24%	24%	31%

(1)	We discuss how we recognize equity (losses) earnings in Note 6.

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
We record income tax (expense) benefit from the transactional effects of foreign currency and inflation. Such effects are partially mitigated by net gains (losses) from foreign currency derivatives that are hedging Sempra Mexico parent’s exposure to movements in the Mexico peso from its controlling interest in IEnova.

On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. In the fourth quarter of 2017, we recorded $870 million of income tax expense related to the effects of the TCJA. This expense was provisional, using our best estimates and the information available to us through the date those financial statements were issued. As permitted by and in accordance with the guidance issued by the SEC and codified in ASU 2018-05, we may adjust our provisional estimates in reporting periods throughout 2018 as we complete our analysis and as more information becomes available, and these adjustments may affect earnings. Events and information that may still result in adjustments to our provisional estimates include interpretations of rulings by the U.S. Department of the Treasury or states, the filing of our 2017 income tax return and the finalization of our calculation of foreign undistributed earnings. In the six months ended June 30, 2018, Sempra Energy recorded $25 million of additional income tax expense to adjust the provisional estimates recorded in 2017. Additionally, SDG&E and SoCalGas adjusted their provisional estimates relating to the remeasurement of deferred income taxes. In the six months ended June 30, 2018, SDG&E’s deferred tax liabilities decreased by $38 million and SoCalGas’ deferred tax liabilities increased by $5 million, with each amount offset by a change in their respective regulatory liabilities.
We provide additional information about the TCJA and our accounting for income taxes in Notes 1 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our financial condition, results of operations, cash flows or disclosures.
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
ASU 2016-02, “Leases,” ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements”: ASU 2016-02 requires entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to exclude from the balance sheet those leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating, and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous provisions of U.S. GAAP, other than certain changes to align lessor accounting to specific changes made to lessee accounting and ASC 606. ASU 2016-02 also requires new qualitative and quantitative disclosures for both lessees and lessors. ASU 2018-10 makes technical corrections and clarifications to the accounting guidance in Topic 842.
For public entities, these ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. ASU 2016-02 requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2018-11 provides entities an optional transition method to apply the new guidance as of the adoption date, rather than as of the earliest period presented. In transition, entities may elect certain practical expedients when applying ASU 2016-02. These include a package of practical expedients that must be applied in its entirety to all leases commencing before the effective date, unless the lease is modified, to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. ASU 2016-02 also includes a practical expedient to use hindsight in making judgments when determining the lease term and any long-lived asset impairment. ASU 2018-01 allows entities to elect a practical expedient that would exclude application of ASU 2016-02 to land easements that existed prior to its adoption, if they were not accounted for as leases under previous U.S. GAAP. ASU 2018-11 provides a lessor practical expedient for separating lease and non-lease components.
We are currently evaluating the effect of the standards on our ongoing financial reporting and plan to adopt the standards on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented. As part of our evaluation, we formed a steering committee comprised of members from Sempra Energy’s business units, are compiling our population of contracts and are preparing our lease accounting assessments. Based on our assessment to date, we have determined that we will elect the package of practical expedients and the land easement practical expedient available under the transition guidance described above, but will not elect to use the hindsight practical expedient.
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
For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2018. The amendments are to be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings at the beginning of the first reporting period in the year of adoption. We are currently evaluating the effect of the standard on our ongoing financial reporting and have not yet selected the year in which we will adopt the standard.
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
We early adopted ASU 2016-15 and ASU 2016-18 on a retrospective basis in the fourth quarter of 2017. Neither ASU impacted SoCalGas’ Condensed Statements of Cash Flows. The adoption of ASU 2016-15 did not impact the Sempra Energy or SDG&E Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017, based on the timing of cash receipts and cash payments affected by the ASU.

Upon adoption of ASU 2016-18, Sempra Energy’s and SDG&E’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 were impacted as follows:

IMPACT FROM ADOPTION OF ASU 2016-18
(Dollars in millions)
	Six months ended June 30, 2017
	As previously reported	Effect of adoption	As adjusted
Sempra Energy Condensed Consolidated Statement of Cash Flows:
Cash flows from investing activities:
Increases in restricted cash	$(194)	$194	$—
Decreases in restricted cash	185	(185)	—
Net cash used in investing activities	(2,067)	9	(2,058)

Effect of exchange rate changes on cash and cash equivalents	8	(8)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	10	10

Decrease in cash and cash equivalents	(126)	126	—
Decrease in cash, cash equivalents, and restricted cash	—	(115)	(115)

Cash and cash equivalents, January 1	349	(349)	—
Cash, cash equivalents and restricted cash, January 1	—	425	425
Cash and cash equivalents, June 30	223	(223)	—
Cash, cash equivalents and restricted cash, June 30	—	310	310
SDG&E Condensed Consolidated Statement of Cash Flows:
Cash flows from investing activities:
Increases in restricted cash	$(20)	$20	$—
Decreases in restricted cash	18	(18)	—
Net cash used in investing activities	(734)	2	(732)

Increase in cash and cash equivalents	4	(4)	—
Increase in cash, cash equivalents, and restricted cash	—	6	6

Cash and cash equivalents, January 1	8	(8)	—
Cash, cash equivalents and restricted cash, January 1	—	20	20
Cash and cash equivalents, June 30	12	(12)	—
Cash, cash equivalents and restricted cash, June 30	—	26	26

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
Upon adoption of ASU 2017-07, our Condensed Consolidated Statements of Operations were impacted as follows:

IMPACT FROM ADOPTION OF ASU 2017-07
(Dollars in millions)
	Three months ended June 30, 2017			Six months ended June 30, 2017
	As previously reported	Effect of adoption	As adjusted	As previously reported	Effect of adoption	As adjusted
Sempra Energy:
Operation and maintenance	$731	$17	$748	$1,445	$22	$1,467
Other (expense) income, net	91	17	108	260	22	282
SDG&E:
Operation and maintenance	$237	$4	$241	$464	$8	$472
Total operating expenses	817	4	821	1,596	8	1,604
Operating income	241	(4)	237	519	(8)	511
Other income, net	15	4	19	33	8	41
SoCalGas:
Operation and maintenance	$336	$15	$351	$689	$18	$707
Total operating expenses	675	15	690	1,601	18	1,619
Operating income	95	(15)	80	410	(18)	392
Other income, net	9	15	24	20	18	38

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
ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”: ASU 2018-02 contains amendments that allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the TCJA. Under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects, including its accounting policy related to releasing the income tax effects from AOCI. The amendments in this update can be applied either as of the beginning of the period of adoption or retrospectively as of the date of enactment of the TCJA and to each period in which the effect of the TCJA is recognized. For public entities, ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods therein, with early adoption permitted. We plan to adopt ASU 2018-02 on a prospective basis on January 1, 2019. We are currently evaluating the effect of the standard on our financial reporting.
ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”: As a result of the TCJA, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the TCJA’s impact. Under SAB 118, an entity may apply an approach similar to the measurement period in a business combination. That is, an entity would record those impacts for which the accounting is complete. For matters that are not certain, the entity would either (1) recognize provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available, or (2) for any specific income tax effects of the TCJA for which a reasonable estimate cannot be determined, continue to apply ASC 740, Income Taxes, on the basis of the provisions of the tax laws that were in effect immediately before the TCJA was signed into law; the entity would not adjust current or deferred taxes for those tax effects of the TCJA until a reasonable estimate can be determined. ASU 2018-05 amends ASC 740 by incorporating SAB 118, and is effective upon issuance. We are applying SAB 118 and ASU 2018-05. The income tax effects of the TCJA that we recorded in 2017 were provisional, and we have adjusted and may continue to adjust our provisional estimates in reporting periods throughout 2018, as we discuss in Note 1.

NOTE 3. REVENUES
The following table disaggregates our revenues from contracts with customers by major service line, market and timing of recognition and provides a reconciliation to total revenues by segment for the three months and six months ended June 30, 2018.

DISAGGREGATED REVENUES
(Dollars in millions)
	Three months ended June 30, 2018
	SDG&E	SoCalGas	Sempra South American Utilities	Sempra Mexico	Sempra Renewables	Sempra LNG & Midstream	Consolidating adjustments	Sempra Energy Consolidated
By major service line:
Utilities	$999	$729	$370	$13	$—	$—	$(16)	$2,095
Midstream	—	—	—	147	—	35	(13)	169
Renewables	—	—	—	31	12	—	1	44
Other	—	—	17	30	—	2	(1)	48
Revenues from contracts with customers	$999	$729	$387	$221	$12	$37	$(29)	$2,356

By market:
Electric	$886	$—	$387	$62	$12	$3	$(1)	$1,349
Gas	113	729	—	159	—	34	(28)	1,007
Revenues from contracts with customers	$999	$729	$387	$221	$12	$37	$(29)	$2,356

By timing of recognition:
Over time	$972	$699	$383	$221	$12	$32	$(25)	$2,294
Point in time	27	30	4	—	—	5	(4)	62
Revenues from contracts with customers	$999	$729	$387	$221	$12	$37	$(29)	$2,356

Revenues from contracts with customers	$999	$729	$387	$221	$12	$37	$(29)	$2,356
Utilities regulatory revenues	52	43	—	—	—	—	—	95
Other revenues	—	—	2	89	28	42	(48)	113
Total revenues	$1,051	$772	$389	$310	$40	$79	$(77)	$2,564
	Six months ended June 30, 2018
By major service line:
Utilities	$2,130	$1,810	$778	$41	$—	$—	$(35)	$4,724
Midstream	—	—	—	290	—	89	(34)	345
Renewables	—	—	—	53	23	1	—	77
Other	—	—	34	71	—	4	(3)	106
Revenues from contracts with customers	$2,130	$1,810	$812	$455	$23	$94	$(72)	$5,252

By market:
Electric	$1,849	$—	$812	$124	$23	$5	$(5)	$2,808
Gas	281	1,810	—	331	—	89	(67)	2,444
Revenues from contracts with customers	$2,130	$1,810	$812	$455	$23	$94	$(72)	$5,252

By timing of recognition:
Over time	$2,076	$1,750	$803	$455	$23	$72	$(62)	$5,117
Point in time	54	60	9	—	—	22	(10)	135
Revenues from contracts with customers	$2,130	$1,810	$812	$455	$23	$94	$(72)	$5,252

Revenues from contracts with customers	$2,130	$1,810	$812	$455	$23	$94	$(72)	$5,252
Utilities regulatory revenues	(24)	88	—	—	—	—	—	64
Other revenues	—	—	3	163	42	89	(87)	210
Total revenues	$2,106	$1,898	$815	$618	$65	$183	$(159)	$5,526

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
We recognize storage revenue from firm capacity reservation agreements, under which we collect a fee for reserving storage capacity for customers in our underground storage facilities. Under these firm agreements, customers pay a monthly fixed reservation fee based on the storage capacity reserved rather than the actual volumes stored. For the fixed-fee component, revenue is recognized on a straight-line basis over the term of the contract. We bill customers for any capacity used in excess of the contracted capacity and such revenues are recognized in the month of occurrence. We also recognize revenue for interruptible storage services. As we discuss in Note 5, on June 25, 2018, our board of directors approved a plan to sell certain of our non-utility natural gas storage assets.
We generate pipeline transportation revenues from firm agreements, under which customers pay a fee for reserving transportation capacity. Revenue is recognized when the volumes are delivered to the customers’ agreed upon delivery point. We recognize revenues for our stand-ready obligation to provide capacity and transportation services throughout the contractual delivery period, as the benefits are received and consumed simultaneously as customers utilize pipeline capacity for the transport and receipt of natural gas and LPG. Invoiced amounts are based on a variable usage fee and a fixed capacity charge, adjusted for the Consumer Price Index, the effects of any foreign currency translation and the actual quantity of commodity transported.
Renewables Revenues
Sempra Renewables and Sempra Mexico develop, invest in and operate solar and wind facilities that have long-term PPAs to sell the electricity and the related green energy attributes they generate to customers, generally load serving entities, and also for Sempra Mexico, industrial and other customers. Load serving entities will sell electric service to their end-users and wholesale customers immediately upon receipt of our power delivery, and industrial and other customers immediately consume the electricity to run their facilities, and thus, we recognize the revenue under the PPAs as the electricity is generated. We invoice customers based on the volume of energy delivered at rates pursuant to the PPAs. As we discuss in Note 5, on June 25, 2018, our board of directors approved a plan to sell our U.S. wind and U.S. solar assets.
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
For contracts greater than one year, at June 30, 2018, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such remaining performance obligations at June 30, 2018.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
2018	$276	$1
2019	549	3
2020	543	3
2021	537	3
2022	537	3
Thereafter	3,386	55
Total revenues to be recognized	$5,828	$68

(1)	Excludes intercompany transactions.
Contract Balances from Revenues from Contracts with Customers
From time to time, we receive payments in advance of satisfying the performance obligations associated with customer contracts. We defer such revenues as contract liabilities and recognize them in earnings as the performance obligations are satisfied.
Activities within Sempra Energy’s contract liabilities for the six months ended June 30, 2018 are presented below. There were no contract liabilities at SDG&E or SoCalGas at June 30, 2018.

CONTRACT LIABILITIES
(Dollars in millions)
Opening balance, January 1, 2018	$—
Adoption of ASC 606 adjustment	(68)
Revenue from performance obligations satisfied during reporting period	17
Payments received in advance	(20)
Closing balance, June 30, 2018(1)	$(71)

(1)
Includes $8 million in Other Current Liabilities, a negligible amount in Liabilities Held for Sale and $63 million in Deferred Credits and Other on the Sempra Energy Condensed Consolidated Balance Sheet.

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on our Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	June 30, 2018	January 1, 2018
Sempra Energy Consolidated:
Accounts receivable – trade, net	$1,007	$1,194
Accounts receivable – other, net	9	10
Due from unconsolidated affiliates – current(1)	8	8
Assets held for sale	7	—
Total	$1,031	$1,212
SDG&E:
Accounts receivable – trade, net	$355	$362
Accounts receivable – other, net	5	3
Due from unconsolidated affiliates – current(1)	3	3
Total	$363	$368
SoCalGas:
Accounts receivable – trade, net	$343	$517
Accounts receivable – other, net	4	7
Total	$347	$524

(1)	Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.
REVENUES FROM SOURCES OTHER THAN CONTRACTS WITH CUSTOMERS
Certain of our revenues are derived from sources other than contracts with customers and are accounted for under other accounting standards outside the scope of ASC 606.
Utilities Regulatory Revenues
Alternative Revenue Programs
We recognize revenues from alternative revenue programs when the regulator-specified conditions for recognition have been met and adjust these revenues as they are recovered or refunded through future utility service.
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
Other Revenues
Sempra LNG & Midstream has an agreement to supply LNG to Sempra Mexico’s ECA LNG terminal. Although the LNG sale and purchase agreement specifies a number of cargoes to be delivered annually, actual cargoes delivered by the supplier have traditionally been significantly lower than the maximum specified under the agreement. As a result, Sempra LNG & Midstream is contractually required to make monthly indemnity payments to Sempra Mexico for failure to deliver the contracted LNG. The revenue from the indemnity payments, along with an amount for profit sharing, allows Sempra Mexico to recover the costs of operating the ECA terminal.
Sempra Mexico generates lease revenues from operating lease agreements with PEMEX for the use of natural gas and ethane pipelines and LPG storage facilities. Certain PPAs at Sempra Renewables are also accounted for as operating leases. The operating leases have terms ranging from 15 to 25 years.
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

REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	June 30, 2018	December 31, 2017

SDG&E:
Fixed-price contracts and other derivatives	$94	$96
Deferred income taxes refundable in rates	(291)	(281)
Pension and other postretirement benefit plan obligations	175	153
Removal obligations	(1,849)	(1,846)
Unamortized loss on reacquired debt	8	9
Environmental costs	28	29
Sunrise Powerlink fire mitigation	119	119
Regulatory balancing accounts(1)
Commodity – electric	173	82
Gas transportation	16	22
Safety and reliability	57	48
Public purpose programs	(77)	(70)
Other balancing accounts	159	233
Other regulatory liabilities	(118)	(70)
Total SDG&E	(1,506)	(1,476)
SoCalGas:
Pension and other postretirement benefit plan obligations	545	513
Employee benefit costs	45	45
Removal obligations	(890)	(924)
Deferred income taxes refundable in rates	(377)	(437)
Unamortized loss on reacquired debt	7	8
Environmental costs	25	22
Workers’ compensation	9	12
Regulatory balancing accounts(1)
Commodity – gas, including transportation	138	151
Safety and reliability	295	266
Public purpose programs	(360)	(274)
Other balancing accounts	(155)	(114)
Other regulatory liabilities	(105)	(64)
Total SoCalGas	(823)	(796)
Sempra Mexico:
Deferred income taxes recoverable in rates	83	83
Total Sempra Energy Consolidated	$(2,246)	$(2,189)

(1)
At June 30, 2018 and December 31, 2017, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $66 million and $63 million, respectively. At June 30, 2018 and December 31, 2017, the noncurrent portion of regulatory balancing accounts – net undercollected for SoCalGas was $188 million and $118 million, respectively.

CALIFORNIA UTILITIES MATTERS
CPUC General Rate Case
The CPUC uses a GRC proceeding to set sufficient rates to allow the California Utilities to recover their reasonable cost of O&M and to provide the opportunity to realize their authorized rates of return on their investment.
2019 General Rate Case
On October 6, 2017, SDG&E and SoCalGas filed their 2019 GRC applications requesting CPUC approval of test year revenue requirements for 2019 and attrition year adjustments for 2020 through 2022. SDG&E and SoCalGas requested revenue requirements for 2019 of $2.199 billion and $2.989 billion, respectively, which is an increase of $217 million and $533 million over their respective 2018 revenue requirements (the 2018 revenue requirements reflect the impact of updated testimony filed in

January 2018). The California Utilities are proposing post-test year revenue requirement annual attrition percentages that are estimated to result in annual increases of approximately 5 percent to 7 percent at SDG&E and approximately 6 percent to 8 percent at SoCalGas. The 2019 GRC applications filed in October 2017 did not reflect the impact of the TCJA, which we discuss in “2016 General Rate Case” below, in Note 1 above and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. In April 2018, SDG&E and SoCalGas updated their applications to reflect the impact of the TCJA and filed a joint proposal to address the impacts. The TCJA impact to SDG&E is a reduction of approximately $58 million to its 2019 test year revenue requirement; however, SDG&E’s 2019 requested revenue requirement is unchanged as we evaluate potentially higher costs associated with mitigating wildfire risks. The TCJA impact to SoCalGas’ 2019 requested revenue requirement is a reduction of approximately $58 million to $2.931 billion.
In April 2018, ORA filed testimony in SDG&E’s and SoCalGas’ 2019 GRC recommending a 2019 revenue requirement of $1.918 billion and $2.695 billion, respectively, which is a net decrease of $64 million and an increase of $239 million compared to the respective 2018 revenue requirements. ORA’s proposal reduces the three-year annual attrition percentages to 4 percent for SDG&E and a range of 4 percent to 5 percent for SoCalGas. ORA recommends addressing SDG&E’s potential ownership of OMEC in a separate proceeding. As a result, ORA’s proposed 2019 revenue requirement does not include the estimated $68 million associated with owning and operating the generating facility. SDG&E’s acquisition of OMEC is subject to a CPUC-approved agreement under which the current owner of the facility can exercise a put option at a designated price on or before October 3, 2019, as we discuss in Note 1. TURN and other intervenors filed testimony in May 2018, opposing various components of our revenue requirement requests in the 2019 GRC applications.
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
We expect a final decision from the CPUC in the first half of 2019.
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
2016 General Rate Case
As we discuss in Notes 6 and 14 of the Notes to Consolidated Financial Statements in the Annual Report, the 2016 GRC FD issued by the CPUC in June 2016 required SDG&E and SoCalGas to each establish a two-way income tax expense memorandum account to track revenue variances resulting from certain differences between the income tax expense forecasted in the GRC and the income tax expense incurred from 2016 through 2018. The tracking accounts will remain open until the CPUC decides to close the accounts, which we expect will be reviewed in the 2019 GRC proceedings.
At June 30, 2018, the recorded regulatory liability associated with these tracked amounts totaled $67 million and $85 million for SDG&E and SoCalGas, respectively. The recorded liability is primarily related to lower income tax expense incurred than was forecasted in the GRC relating to tax repairs deductions, self-developed software deductions and certain book-over-tax depreciation.
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
The 2016 GRC FD revenue requirement was authorized using a federal income tax rate of 35 percent. As a result of the TCJA, the federal income tax rate became 21 percent effective January 1, 2018. Since SDG&E and SoCalGas continue to collect 2018 authorized revenues based on a 35 percent tax rate, SDG&E and SoCalGas are recording revenue deferrals, aligned with authorized seasonality factors, that reflect the estimated reduction in the 2018 revenue requirement. As of June 30, 2018, SDG&E and SoCalGas recorded regulatory liabilities of $34 million and $31 million, respectively, in anticipation of amounts that will benefit customers in future rates. SDG&E also recorded a $31 million regulatory liability at June 30, 2018, relating to its FERC jurisdictional rates, in anticipation of amounts that will benefit customers in future rates for the decrease in the federal income tax rate.
CPUC Cost of Capital
In October 2017, the CPUC approved the embedded cost of debt presented in advice letters filed by SDG&E and SoCalGas, resulting in a revised return on rate base for SDG&E of 7.55 percent and for SoCalGas of 7.34 percent, effective January 1, 2018, as depicted in the table below:

AUTHORIZED COST OF CAPITAL AND RATE STRUCTURE – CPUC

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.59%	2.08%	Long-Term Debt	45.60%	4.33%	1.97%
2.75	6.22	0.17	Preferred Stock	2.40	6.00	0.14
52.00	10.20	5.30	Common Equity	52.00	10.05	5.23
100.00%		7.55%		100.00%		7.34%

The changes to the embedded cost of debt and return on rate base resulting from the updates included in the filed advice letters are summarized below:

CHANGES TO THE EMBEDDED COST OF DEBT

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
Under the Merger Agreement, we paid Merger Consideration of $9.45 billion in cash and an additional $31 million representing an adjustment for dividends and payments pursuant to a tax sharing agreement with Oncor and Oncor Holdings. Also on March 9, 2018, in a separate transaction, Sempra Energy, through its interest in Oncor Holdings, acquired an additional 0.22 percent of the outstanding membership interests in Oncor from OMI for approximately $26 million in cash, bringing Sempra Energy’s indirect ownership in Oncor to 80.25 percent. TTI, an investment vehicle indirectly owned by third parties unaffiliated with Oncor Holdings or Sempra Energy, continues to own 19.75 percent of Oncor’s outstanding membership interests.
Pursuant to the Merger Agreement, the reorganized EFH (renamed Sempra Texas Holdings Corp.) merged with an indirect subsidiary of Sempra Energy, with Sempra Texas Holdings Corp. continuing as the surviving company and an indirect, wholly owned subsidiary of Sempra Energy. Sempra Texas Holdings Corp. wholly owns EFIH (renamed Sempra Texas Intermediate Holding Company LLC), which holds our 100-percent interest in Oncor Holdings. Sempra Texas Intermediate Holding Company LLC is included in our newly formed Sempra Texas Utility reportable segment. Other assets and liabilities unrelated to Oncor that were acquired with Sempra Texas Holdings Corp. have been subsumed into our parent organization, Parent and other.
Due to ring-fencing measures, governance mechanisms, and commitments in effect following the Merger, we do not have the power to direct the significant activities of Oncor Holdings and Oncor. Consequently, we account for our 100-percent ownership interest in Oncor Holdings as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and related ring-fencing measures.

The Sempra Texas Utility reportable segment is comprised as follows:

The foregoing is a simplified ownership structure that does not show all the subsidiaries of, or other equity interests owned by, these entities.

In anticipation of the Merger, in January 2018, we completed registered public offerings of our common stock (including shares offered pursuant to forward sale agreements), series A preferred stock and long-term debt, as we discuss in Notes 1 and 7 herein and in Note 18 of the Notes to Consolidated Financial Statements in the Annual Report. These offerings provided total initial net proceeds of approximately $7.0 billion for partial funding of the Merger Consideration, of which approximately $800 million was used to temporarily pay down commercial paper, pending the closing of the Merger.
On March 8, 2018, to fund a portion of the Merger Consideration, we settled approximately $900 million (net of underwriting discounts of $16 million) of forward sales under the forward sale agreements entered into in connection with the public offering of common stock in January 2018 by delivery of 8,556,630 shares of newly issued Sempra Energy common stock, as we discuss in Note 1. We raised the remaining portion of the Merger Consideration through issuances of approximately $2.6 billion in commercial paper with a weighted-average maturity of 47 days and a weighted-average interest rate of 2.2 percent per annum.
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
At March 9, 2018
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

The fair value of the equity method investment in Oncor Holdings is primarily attributable to Oncor’s business. Therefore, we considered the underlying assets and liabilities of Oncor when determining the fair value of our equity method investment. As a regulated entity, Oncor’s rates are set and approved by the PUCT, and are designed to recover the cost of providing service and the opportunity to earn a reasonable return on its investments. Accordingly, Oncor applies the guidance under the provisions of U.S. GAAP governing rate-regulated operations. Under U.S. GAAP, regulation is viewed as being a characteristic (restriction) of a regulated entity’s assets and liabilities, and the impact of regulation is considered a fundamental input to measuring the fair value of Oncor’s assets and liabilities. Under this premise, we concluded that the carrying values of all assets and liabilities recoverable through rates are representative of their fair values.
Deferred income tax assets acquired have been recognized based on the facts and circumstances that existed as of the acquisition date related to the resolution of claims in EFH’s emergence from bankruptcy. Should the final resolution of these claims result in a change in deferred income tax assets allocated to us, an adjustment will be made to the purchase price allocation.
Sempra Mexico
On February 28, 2018, Sempra Mexico completed the asset acquisition of Fisterra Midstream Mexico, S. de R.L. de C.V., for a purchase price of $5 million. Substantially all of the fair value of the gross assets acquired is attributable to a self-supply permit that allows generators to compete directly with CFE’s retail tariffs and, thus, have access to PPAs with a competitive pricing position. IEnova will invest $130 million to develop, construct and operate the Don Diego Solar Complex, a 125-MW solar facility in Sonora, Mexico. IEnova entered into a 15-year, U.S. dollar denominated PPA with various subsidiaries of El Puerto de Liverpool, S.A.B. de C.V., for a portion of the capacity. We expect operations to commence in the second half of 2019.
Sempra Renewables
On July 10, 2017, Sempra Renewables paid $124 million in cash for an asset acquisition of the Great Valley Solar Project, a portfolio of four solar projects located in Fresno County, California, that were under construction. We placed three of these projects into service in the fourth quarter of 2017 and placed the fourth project into service in April 2018. The portfolio of solar projects is capable of producing up to 200 MW of solar power. The solar projects are fully contracted under four long-term PPAs, with an average contract term of 18 years.

PENDING ACQUISITION
Sempra South American Utilities
On June 29, 2018, Chilquinta Energía entered into a sales and purchase agreement with AES Gener S.A. and its subsidiary Sociedad Eléctrica Angamos S.A. to acquire a 100-percent interest in Compañía Transmisora del Norte Grande S.A. (CTNG). CTNG owns regulated transmission assets in the Valparaiso, Metropolitana and Antofagasta regions of Chile. The fully operating transmission assets include a 114-mile, 110-kV single-circuit transmission line, an 82-mile, 220-kV double-circuit transmission line, other transmission assets and substations. CTNG’s regulated revenues are based on tariffs that are set by the CNE and are reviewed by the CNE every four years. This business acquisition is consistent with our long-term growth strategy of owning and operating regulated transmission and distribution assets. The transaction is subject to regulatory approval by the Fiscalía Nacional Económica, which we expect to receive in the second half of 2018. We expect to fund the purchase price of approximately $220 million, subject to customary adjustments at closing, with available cash on hand at Sempra South American Utilities.
ASSETS HELD FOR SALE
We classify assets as held for sale when management approves and commits to a formal plan to actively market an asset for sale and we expect the sale to close within the next 12 months. Upon classifying an asset as held for sale, we record the asset at the lower of its carrying value or its estimated fair value reduced for selling costs.
Sempra Mexico
Termoeléctrica de Mexicali
In February 2016, management approved a plan to market and sell Sempra Mexico’s TdM, a 625-MW natural gas-fired power plant located in Mexicali, Baja California, Mexico. As a result, we classified TdM as held for sale, stopped depreciating the plant, and have since recorded it each period at the lower of its carrying value or fair value less costs to sell.
On June 1, 2018, management terminated its sales process for TdM due to evolving strategic considerations for projects under development at IEnova. As a result, the assets and liabilities previously classified as held for sale were reclassified as held and used, and depreciation resumed. We reclassified the property, plant and equipment at its carrying value (which approximated fair value) at the date of the subsequent decision not to sell.
Sempra Renewables and Sempra LNG & Midstream
On June 25, 2018, our board of directors approved a plan to divest certain non-utility natural gas storage assets in the southeast U.S., and all our U.S. wind and U.S. solar assets (collectively, the Assets). The plan to sell the Assets resulted from the most recent comprehensive strategic portfolio review by the board of directors and management.
Included in the plan of sale are the following non-utility natural gas storage assets at our Sempra LNG & Midstream reportable segment:

▪	Mississippi Hub, an underground salt dome with 22 Bcf of working natural gas storage capacity located near Jackson, Mississippi and related compression and pipeline facilities; and

▪
our 90.9-percent ownership interest in Bay Gas, a facility located near Mobile, Alabama and related compression and pipeline facilities, that provides underground storage (20 Bcf of working natural gas storage capacity) and delivery of natural gas.

Also included in the plan of sale are all wind assets and investments and solar assets and investments, including our wholly owned facilities, joint venture and tax equity investments and projects in development, comprising our Sempra Renewables reportable segment. These assets include operating wind and solar facilities with a total generating capacity of 1,335 MW and 1,262 MW, respectively.
We are actively pursuing the sale of the Assets, which we expect to be completed within the next 12 months.
As a result of our plan to sell the Assets, we recorded impairment charges totaling $1.5 billion ($900 million after tax and noncontrolling interests) in June 2018. These charges include $1.3 billion ($755 million after tax and noncontrolling interests) at Sempra LNG & Midstream, which is included in Impairment Losses on Sempra Energy’s Condensed Consolidated Statement of Operations, and $200 million ($145 million after tax) at Sempra Renewables, which is included in Equity (Losses) Earnings on Sempra Energy’s Condensed Consolidated Statement of Operations. These impairment charges primarily represent an adjustment of the related assets’ carrying values to estimated fair values, less costs to sell when applicable, which we discuss further in Notes 6 and 9.

At June 30, 2018, the carrying amounts of the major classes of assets and related liabilities classified as held for sale associated with Sempra Renewables and Sempra LNG & Midstream are summarized in the following table.

ASSETS HELD FOR SALE AT JUNE 30, 2018
(Dollars in millions)
	Sempra Renewables	Sempra LNG & Midstream
	U.S. wind and solar assets	Non-utility natural gas storage assets
Cash and cash equivalents	$29	$—
Restricted cash	2	—
Accounts receivable – trade, net	16	4
Accounts receivable – other, net	5	—
Inventories	5	—
Fixed-price contracts and other derivatives, current	1	—
Other current assets	4	5
Property, plant and equipment, net	1,660	140
Fixed-price contracts and other derivatives, noncurrent	2	—
Other noncurrent assets	3	1
Total assets held for sale	$1,727	$150

Accounts payable – trade	$12	$—
Current portion of long-term debt	7	—
Fixed-price contracts and other derivatives, current(1)	1	—
Other current liabilities	5	4
Long-term debt	63	—
Asset retirement obligations	57	8
Fixed-price contracts and other derivatives, noncurrent(1)	1	—
Other noncurrent liabilities	2	—
Total liabilities held for sale	$148	$12

(1)	Intercompany activity is eliminated on the Sempra Energy Condensed Consolidated Balance Sheet.

Additionally, Sempra Renewables’ wind and solar equity method investments totaling $612 million at June 30, 2018, which are included in the plan of sale, continue to be classified as Other Investments on Sempra Energy’s Condensed Consolidated Balance Sheet, in conformity with U.S. GAAP. See Note 6 for further discussion.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control. Equity (losses) earnings both before and net of income tax are combined and presented as Equity (Losses) Earnings on the Condensed Consolidated Statements of Operations. See Note 1 for information regarding the pretax (loss) income used to calculate our ETR.
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
SEMPRA TEXAS UTILITY
As we discuss in Note 5, on March 9, 2018, we completed the acquisition of an indirect, 100-percent interest in Oncor Holdings, which owns an 80.25-percent interest in Oncor. Due to ring-fencing measures, governance mechanisms, and commitments in effect following the Merger, we do not have the power to direct the significant activities of Oncor Holdings and Oncor, which we discuss in the following paragraph. Consequently, we account for our investment in Oncor Holdings under the equity method, which comprises our Sempra Texas Utility reportable segment.
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
We recognized equity earnings, net of income tax, of $114 million and $129 million for the three months ended June 30, 2018 and for the period since the acquisition date through June 30, 2018, respectively. We contributed $117 million in cash, commensurate with our ownership interest, to Oncor on April 23, 2018 in accordance with the terms of the Merger Agreement to enable Oncor to achieve its required capital structure calculated for regulatory purposes.
Summarized income statement information for Oncor Holdings for the three months ended June 30, 2018 and for the period since the acquisition date through June 30, 2018 are as follows:

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended June 30, 2018	March 9 - June 30, 2018
Operating revenues	$1,021	$1,257
Operating expense	(730)	(915)
Income from operations	291	342
Interest expense	(87)	(109)
Income tax expense	(45)	(52)
Net income	141	160
Noncontrolling interest held by TTI	(28)	(32)
Earnings attributable to Sempra Energy(1)	113	128

(1)	Earnings at Oncor Holdings differ from earnings at the Sempra Texas Utility segment due to basis differences in AOCI.
SEMPRA SOUTH AMERICAN UTILITIES
In the first quarter of 2017, Sempra South American Utilities recorded the equitization of its $19 million note receivable due from Eletrans, resulting in an increase in its investment in this unconsolidated joint venture.
SEMPRA RENEWABLES
As we discuss in Note 5, on June 25, 2018, our board of directors approved a plan to sell all wind assets and investments and solar assets and investments, including our wholly owned facilities, joint venture and tax equity investments and projects in development, comprising our Sempra Renewables reportable segment. Because of our expectation of a shorter holding period as a result of this plan of sale, we evaluated the recoverability of the carrying amounts of our wind and solar equity method investments and concluded there is an other-than-temporary impairment on certain of our wind equity method investments totaling $200 million, which is included in Equity (Losses) Earnings on Sempra Energy’s Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2018. Our wind and solar investments totaling $612 million at June 30, 2018, which are also included in the plan of sale, continue to be classified as Other Investments on Sempra Energy’s Condensed Consolidated Balance Sheet, in conformity with U.S. GAAP. We discuss non-recurring fair value measures in Note 9.
SEMPRA MEXICO
Sempra Mexico invested cash of $25 million and $72 million in its unconsolidated joint ventures in the six months ended June 30, 2018 and 2017, respectively.
SEMPRA LNG & MIDSTREAM
Sempra LNG & Midstream capitalized $22 million and $24 million of interest in the six months ended June 30, 2018 and 2017, respectively, related to its investment in Cameron LNG JV, which has not commenced planned principal operations. In the six months ended June 30, 2018 and 2017, Sempra LNG & Midstream invested cash of $102 million and $1 million, respectively, in this unconsolidated joint venture.
GUARANTEES
At June 30, 2018, we had outstanding guarantees aggregating a maximum of $4.5 billion with an aggregate carrying value of $26 million. We discuss these guarantees in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 7. DEBT AND CREDIT FACILITIES

LINES OF CREDIT
On January 17, 2018, pursuant to the terms of the Sempra Energy and Sempra Global credit facilities, the amounts available under the lines of credit were increased by $250 million, from $1.0 billion to $1.25 billion, for Sempra Energy and by $850 million, from $2.335 billion to $3.185 billion, for Sempra Global. At June 30, 2018, Sempra Energy Consolidated had an aggregate of approximately $5.4 billion in three primary committed lines of credit for Sempra Energy, Sempra Global and the California Utilities to provide liquidity and to support commercial paper. The principal terms of these committed lines of credit, which expire in October 2020, are described below and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report. Available unused credit on these lines at June 30, 2018 was approximately $2.1 billion. Our foreign operations have additional general purpose credit facilities aggregating $1.8 billion, with $1.4 billion available unused credit at June 30, 2018.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	June 30, 2018
	Total facility	Commercial paper outstanding(1)	Adjustment for combined limit	Available unused credit
Sempra Energy(2)	$1,250	$—	$—	$1,250
Sempra Global(3)	3,185	(2,917)	—	268
California Utilities(4):
SDG&E	750	(81)	(76)	593
SoCalGas	750	(326)	—	424
Less: combined limit of $1 billion for both utilities	(500)	—	76	(424)
	1,000	(407)	—	593
Total	$5,435	$(3,324)	$—	$2,111

(1)	Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.

(2)
The facility also provides for issuance of up to $400 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. No letters of credit were outstanding at June 30, 2018.

(3)	Sempra Energy guarantees Sempra Global’s obligations under the credit facility.

(4)
The facility also provides for the issuance of letters of credit on behalf of each utility, subject to a combined letter of credit commitment of $250 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit. No letters of credit were outstanding at June 30, 2018.

Sempra Energy, SDG&E and SoCalGas must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65 percent at the end of each quarter. Each entity is in compliance with this and all other financial covenants under its respective credit facility at June 30, 2018.

CREDIT FACILITIES IN SOUTH AMERICA AND MEXICO
(U.S. dollar-equivalent in millions)
		June 30, 2018
	Denominated in	Total facility	Amount outstanding		Available unused credit
Sempra South American Utilities(1):
Peru(2)	Peruvian sol	$465	$(117)	(3)	$348
Chile	Chilean peso	115	—		115
Sempra Mexico:
IEnova(4)	U.S. dollar	1,170	(272)		898
Total		$1,750	$(389)		$1,361

(1)	The credit facilities were entered into to finance working capital and for general corporate purposes and expire between 2018 and 2021.

(2)	The Peruvian facilities require a debt to equity ratio of no more than 170 percent, with which we were in compliance at June 30, 2018.

(3)	Includes bank guarantees of $21 million.

(4)	Five-year revolver expiring in August 2020 with a syndicate of eight lenders.

Outside of these domestic and foreign committed credit facilities, we have bilateral unsecured letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At June 30, 2018, we had approximately $638 million in letters of credit outstanding under these agreements.
WEIGHTED AVERAGE INTEREST RATES
The weighted average interest rates on total short-term debt at Sempra Energy Consolidated were 2.60 percent and 1.92 percent at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rates on total short-term debt at SDG&E were 2.01 percent and 1.65 percent at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rates on total short-term debt at SoCalGas were 2.03 percent and 1.64 percent at June 30, 2018 and December 31, 2017, respectively.
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
We used a substantial portion of the net proceeds from this offering to finance a portion of the Merger Consideration and associated transaction costs, as we discuss in Note 5, and approximately $800 million to pay down commercial paper.
Ranking
The notes are unsecured and unsubordinated obligations, ranking on a parity in right of payment with all of our other unsecured and unsubordinated indebtedness and guarantees. The notes rank senior to all our existing and future indebtedness, if any, that is subordinated to the notes. The notes are effectively subordinated to any secured indebtedness we have or may incur (to the extent of the collateral securing that indebtedness) and are also effectively subordinated to all indebtedness and other liabilities of our subsidiaries.
SDG&E
On May 17, 2018, SDG&E completed its public offer and sale of $400 million of 4.15-percent, first mortgage bonds maturing in 2048. SDG&E used the proceeds from the offering to repay outstanding commercial paper.
SoCalGas
On May 15, 2018, SoCalGas completed its public offer and sale of $400 million of 4.125-percent, first mortgage bonds maturing in 2048. SoCalGas used the proceeds from the offering to repay outstanding commercial paper.

Sempra South American Utilities
In June 2018, Luz del Sur drew bank loans totaling $22 million at 4.32-percent interest, maturing in 2021.
Sempra Renewables
At June 30, 2018, $63 million of long-term debt and $7 million of current portion of long-term debt at Sempra Renewables is classified as Liabilities Held for Sale on the Sempra Energy Condensed Consolidated Balance Sheet, as we discuss in Note 5.
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

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel and GHG allowances.
We summarize net energy derivative volumes at June 30, 2018 and December 31, 2017 as follows:

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	June 30, 2018	December 31, 2017
California Utilities:
SDG&E:
Natural gas	MMBtu	41	39
Electricity	MWh	3	3
Congestion revenue rights	MWh	53	59
Energy-Related Businesses:
Sempra LNG & Midstream – natural gas	MMBtu	13	3
Sempra Mexico – natural gas	MMBtu	11	4

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

At June 30, 2018 and December 31, 2017, the net notional amounts of our interest rate derivatives, excluding joint ventures, were:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2018		December 31, 2017
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$827	2018-2032	$861	2018-2032
SDG&E:
Cash flow hedge(1)	290	2018-2019	295	2018-2019

(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.
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
At June 30, 2018 and December 31, 2017, the net notional amounts of our foreign currency derivatives, excluding joint ventures, were:

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	June 30, 2018		December 31, 2017
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$306	2018-2023	$408	2018-2023
Other foreign currency derivatives	1,055	2018-2019	345	2018-2019
FINANCIAL STATEMENT PRESENTATION
The Condensed Consolidated Balance Sheets reflect the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, including the amount of cash collateral receivables that were not offset, as the cash collateral was in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2018
	Current assets: Fixed-price contracts and other derivatives(1)	Other assets: Sundry	Current liabilities: Fixed-price contracts and other derivatives(2)	Deferred credits and other liabilities: Fixed-price contracts and other derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)(4)	$7	$2	$(8)	$(138)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	9	—	—	—
Commodity contracts not subject to rate recovery	44	13	(44)	(11)
Associated offsetting commodity contracts	(37)	(10)	37	10
Commodity contracts subject to rate recovery	16	99	(63)	(109)
Associated offsetting commodity contracts	(2)	(1)	2	1
Associated offsetting cash collateral	—	—	9	4
Net amounts presented on the balance sheet	37	103	(67)	(243)
Additional cash collateral for commodity contracts not subject to rate recovery	14	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	19	—	—	—
Total(5)	$70	$103	$(67)	$(243)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$—	$—	$(7)	$—
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	14	98	(60)	(109)
Associated offsetting commodity contracts	(2)	(1)	2	1
Associated offsetting cash collateral	—	—	9	4
Net amounts presented on the balance sheet	12	97	(56)	(104)
Additional cash collateral for commodity contracts subject to rate recovery	18	—	—	—
Total(5)	$30	$97	$(56)	$(104)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$2	$1	$(3)	$—
Net amounts presented on the balance sheet	2	1	(3)	—
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$3	$1	$(3)	$—

(1)	Included in Current Assets: Other for SoCalGas.

(2)	Included in Current Liabilities: Other for SoCalGas.

(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.

(4)	Includes $1 million of current assets and $2 million of noncurrent assets in Assets Held for Sale, as we discuss in Note 5.

(5)	Normal purchase contracts previously measured at fair value are excluded.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2017
	Current assets: Fixed-price contracts and other derivatives(1)	Other assets: Sundry	Current liabilities: Fixed-price contracts and other derivatives(2)	Deferred credits and other liabilities: Fixed-price contracts and other derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)	$5	$2	$(51)	$(165)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	—	—	(1)	—
Commodity contracts not subject to rate recovery	81	8	(72)	(6)
Associated offsetting commodity contracts	(67)	(5)	67	5
Commodity contracts subject to rate recovery	28	101	(65)	(120)
Associated offsetting commodity contracts	—	(1)	—	1
Associated offsetting cash collateral	—	—	19	4
Net amounts presented on the balance sheet	47	105	(103)	(281)
Additional cash collateral for commodity contracts not subject to rate recovery	2	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	17	—	—	—
Total(4)	$66	$105	$(103)	$(281)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$—	$—	$(10)	$(3)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	26	101	(63)	(120)
Associated offsetting commodity contracts	—	(1)	—	1
Associated offsetting cash collateral	—	—	19	4
Net amounts presented on the balance sheet	26	100	(54)	(118)
Additional cash collateral for commodity contracts subject to rate recovery	16	—	—	—
Total(4)	$42	$100	$(54)	$(118)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$2	$—	$(2)	$—
Net amounts presented on the balance sheet	2	—	(2)	—
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$3	$—	$(2)	$—
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

The table below includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI for the three months and six months ended June 30:

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI			Pretax (loss) gain reclassified from AOCI into earnings
	Three months ended June 30,			Three months ended June 30,
	2018	2017	Location	2018	2017
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$(13)	$(8)	Interest Expense(1)	$(1)	$1
			Other (Expense) Income, Net	(18)	—
Interest rate and foreign exchange instruments	33	(41)	Equity (Losses) Earnings	(1)	(5)
Foreign exchange instruments	5	(1)	Revenues: Energy- Related Businesses	1	1
Total	$25	$(50)		$(19)	$(3)
SDG&E:
Interest rate instruments(1)	$—	$(2)	Interest Expense(1)	$(1)	$(3)

	Six months ended June 30,			Six months ended June 30,
	2018	2017	Location	2018	2017
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$41	$8	Interest Expense(1)	$1	$4
Interest rate and foreign exchange instruments	103	(55)	Equity (Losses) Earnings	(5)	(9)
Foreign exchange instruments	(2)	(10)	Revenues: Energy- Related Businesses	1	(1)
Commodity contracts not subject to rate recovery	—	3	Revenues: Energy- Related Businesses	—	(9)
Total	$142	$(54)		$(3)	$(15)
SDG&E:
Interest rate instruments(1)	$1	$(2)	Interest Expense(1)	$(4)	$(6)

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

For Sempra Energy Consolidated, we expect that net gains of $9 million, which are net of income tax, that are currently recorded in AOCI (including $6 million of losses in NCI related to Otay Mesa VIE at SDG&E) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at June 30, 2018 is approximately 14 years and 1 year for Sempra Energy Consolidated and SDG&E, respectively. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 17 years.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30 were:

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2018	2017	2018	2017
Sempra Energy Consolidated:
Foreign exchange instruments	Other (Expense) Income, Net	$(37)	$32	$7	$97
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	—	16	(9)	30
Commodity contracts not subject to rate recovery	Operation and Maintenance	—	—	—	(1)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	6	6	8	(23)
Commodity contracts subject to rate recovery	Cost of Natural Gas	—	—	1	—
Total		$(31)	$54	$7	$103
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$6	$6	$8	$(23)
SoCalGas:
Commodity contracts not subject to rate recovery	Operation and Maintenance	$—	$—	$—	$(1)
Commodity contracts subject to rate recovery	Cost of Natural Gas	—	—	1	—
Total		$—	$—	$1	$(1)

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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at June 30, 2018 and December 31, 2017 is $4 million and $6 million, respectively. At June 30, 2018, if the credit ratings of Sempra Energy were reduced below investment grade, $5 million of additional assets could be required to be posted as collateral for these derivative contracts.
For SDG&E, the total fair value of this group of derivative instruments in a net liability position is $1 million at December 31, 2017.
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

RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value during the six months ended June 30, 2018.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2018 and December 31, 2017 in the tables below include, other than a $9 million investment at June 30, 2018 measured at net asset value, the following:

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

▪
Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both June 30, 2018 and December 31, 2017.

There were no transfers into or out of Level 1, Level 2 or Level 3 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$455	$4	$—	$459
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	47	10	—	57
Municipal bonds	—	263	—	263
Other securities	—	229	—	229
Total debt securities	47	502	—	549
Total nuclear decommissioning trusts(1)	502	506	—	1,008
Interest rate and foreign exchange instruments(2)	—	18	—	18
Commodity contracts not subject to rate recovery	1	9	—	10
Effect of netting and allocation of collateral(3)	14	—	—	14
Commodity contracts subject to rate recovery	—	3	109	112
Effect of netting and allocation of collateral(3)	13	—	6	19
Total	$530	$536	$115	$1,181

Liabilities:
Interest rate and foreign exchange instruments	$—	$146	$—	$146
Commodity contracts not subject to rate recovery	1	7	—	8
Commodity contracts subject to rate recovery	13	16	140	169
Effect of netting and allocation of collateral(3)	(13)	—	—	(13)
Total	$1	$169	$140	$310

	Fair value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$491	$5	$—	$496
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	45	9	—	54
Municipal bonds	—	250	—	250
Other securities	—	217	—	217
Total debt securities	45	476	—	521
Total nuclear decommissioning trusts(1)	536	481	—	1,017
Interest rate and foreign exchange instruments	—	7	—	7
Commodity contracts not subject to rate recovery	5	12	—	17
Effect of netting and allocation of collateral(3)	2	—	—	2
Commodity contracts subject to rate recovery	—	2	126	128
Effect of netting and allocation of collateral(3)	12	—	5	17
Total	$555	$502	$131	$1,188

Liabilities:
Interest rate and foreign exchange instruments	$—	$217	$—	$217
Commodity contracts not subject to rate recovery	—	6	—	6
Commodity contracts subject to rate recovery	23	7	154	184
Effect of netting and allocation of collateral(3)	(23)	—	—	(23)
Total	$—	$230	$154	$384

(1)	Excludes cash balances and cash equivalents.

(2)	Includes $3 million of interest rate instruments classified as Assets Held for Sale, as we discuss in Note 5.

(3)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$455	$4	$—	$459
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	47	10	—	57
Municipal bonds	—	263	—	263
Other securities	—	229	—	229
Total debt securities	47	502	—	549
Total nuclear decommissioning trusts(1)	502	506	—	1,008
Commodity contracts subject to rate recovery	—	—	109	109
Effect of netting and allocation of collateral(2)	12	—	6	18
Total	$514	$506	$115	$1,135

Liabilities:
Interest rate instruments	$—	$7	$—	$7
Commodity contracts subject to rate recovery	13	13	140	166
Effect of netting and allocation of collateral(2)	(13)	—	—	(13)
Total	$—	$20	$140	$160

	Fair value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$491	$5	$—	$496
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	45	9	—	54
Municipal bonds	—	250	—	250
Other securities	—	217	—	217
Total debt securities	45	476	—	521
Total nuclear decommissioning trusts(1)	536	481	—	1,017
Commodity contracts subject to rate recovery	—	—	126	126
Effect of netting and allocation of collateral(2)	11	—	5	16
Total	$547	$481	$131	$1,159

Liabilities:
Interest rate instruments	$—	$13	$—	$13
Commodity contracts subject to rate recovery	23	5	154	182
Effect of netting and allocation of collateral(2)	(23)	—	—	(23)
Total	$—	$18	$154	$172

(1)	Excludes cash balances and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$3	$—	$3
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$3	$—	$4

Liabilities:
Commodity contracts subject to rate recovery	$—	$3	$—	$3
Total	$—	$3	$—	$3

	Fair value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$2	$—	$2
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$2	$—	$3

Liabilities:
Commodity contracts subject to rate recovery	$—	$2	$—	$2
Total	$—	$2	$—	$2

(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
The following table sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended June 30,
	2018	2017
Balance at April 1	$(40)	$(96)
Realized and unrealized gains (losses)	11	(3)
Settlements	(2)	9
Balance at June 30	$(31)	$(90)
Change in unrealized gains (losses) relating to instruments still held at June 30	$3	$2
	Six months ended June 30,
	2018	2017
Balance at January 1	$(28)	$(74)
Realized and unrealized gains (losses)	15	(16)
Allocated transmission instruments	3	—
Settlements	(21)	—
Balance at June 30	$(31)	$(90)
Change in unrealized gains (losses) relating to instruments still held at June 30	$(4)	$(14)

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
Long-term, fixed-price electricity positions that are valued using significant unobservable data are classified as Level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net electricity positions classified as Level 3 is derived from a discounted cash flow model using market electricity forward price inputs. These inputs range from $19.75 per MWh to $54.25 per MWh at June 30, 2018, and $21.35 per MWh to $46.35 per MWh at June 30, 2017. A significant increase or decrease in market electricity forward prices would result in a significantly higher or lower fair value, respectively. We summarize long-term, fixed-price electricity position volumes in Note 8.
Realized gains and losses associated with CRRs and long-term electricity positions, which are recoverable in rates, are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Unrealized gains and losses are recorded as regulatory assets and liabilities and therefore do not affect earnings.
Fair Value of Financial Instruments
The fair values of certain of our financial instruments (cash, accounts and notes receivable, short-term amounts due to/from unconsolidated affiliates, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts because of the short-term nature of these instruments. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2018
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$626	$—	$600	$41	$641
Long-term amounts due to unconsolidated affiliates(2)	35	—	32	—	32
Total long-term debt(3)(4)(5)	21,791	731	20,605	436	21,772
SDG&E:
Total long-term debt(5)(6)	$5,245	$—	$5,194	$290	$5,484
SoCalGas:
Total long-term debt(7)	$2,909	$—	$2,946	$—	$2,946

	December 31, 2017
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$604	$—	$528	$96	$624
Long-term amounts due to unconsolidated affiliates(2)	35	—	32	—	32
Total long-term debt(4)(5)	17,138	817	17,134	458	18,409
SDG&E:
Total long-term debt(5)(6)	$4,868	$—	$5,073	$295	$5,368
SoCalGas:
Total long-term debt(7)	$3,009	$—	$3,192	$—	$3,192

(1)
Excluding accumulated interest outstanding of $51 million and $29 million at June 30, 2018 and December 31, 2017, respectively, and excluding foreign currency translation of $43 million and $35 million on a Mexican peso-denominated loan at June 30, 2018 and December 31, 2017, respectively.

(2)	Excluding accumulated interest of $1 million outstanding at June 30, 2018 and negligible interest outstanding at December 31, 2017.

(3)	Includes $70 million of long-term debt classified as Liabilities Held for Sale, as we discuss in Notes 5 and 7.

(4)
Before reductions for unamortized discount (net of premium) and debt issuance costs of $210 million and $143 million at June 30, 2018 and December 31, 2017, respectively, and excluding build-to-suit and capital lease obligations of $875 million and $877 million at June 30, 2018 and December 31, 2017, respectively. We discuss our long-term debt in Note 7 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(5)	Level 3 instruments include $290 million and $295 million at June 30, 2018 and December 31, 2017, respectively, related to Otay Mesa VIE.

(6)
Before reductions for unamortized discount and debt issuance costs of $49 million and $45 million at June 30, 2018 and December 31, 2017, respectively, and excluding capital lease obligations of $727 million and $732 million at June 30, 2018 and December 31, 2017, respectively.

(7)
Before reductions for unamortized discount and debt issuance costs of $27 million and $24 million at June 30, 2018 and December 31, 2017, respectively, and excluding capital lease obligations of $5 million and $1 million at June 30, 2018 and December 31, 2017, respectively.

We provide the fair values for the securities held in the NDT related to SONGS in Note 10.
NON-RECURRING FAIR VALUE MEASURES
Sempra Renewables
U.S. wind investments. As we discuss in Notes 5 and 6, on June 25, 2018, our board of directors approved a plan to sell all our wind and solar equity method investments at Sempra Renewables. Because of our expectation of a shorter holding period as a result of this plan of sale, we evaluated the recoverability of the carrying amounts of each of these investments and concluded there is an other-than-temporary impairment on certain of our wind equity method investments totaling $200 million ($145 million after tax), which we recorded in Equity (Losses) Earnings on Sempra Energy’s Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2018. We measured the estimated fair value of $145 million at June 25, 2018 using a discounted cash flow model including significant unobservable inputs, adjusted for our applicable ownership percentages, which is a Level 3 measurement in the fair value hierarchy. The key inputs to the methodology were contracted and merchant pricing, and the discount rate.

Sempra LNG & Midstream
Non-utility natural gas storage assets. As we discuss in Note 5, on June 25, 2018, our board of directors approved a plan to sell Mississippi Hub and our 90.9-percent ownership interest in Bay Gas (the non-utility natural gas storage assets). We also own other U.S. midstream assets that are not included in the plan of sale and primarily include our 75.4-percent interest in LA Storage, a salt cavern development project in Cameron Parish, Louisiana. The LA Storage project also includes an existing 23.3-mile pipeline header system that is not currently contracted.
Because of the plan of sale, we considered a market participant’s view of the total value of the non-utility natural gas storage assets and determined that their fair value, less costs to sell, may be less than their carrying value. Additionally, our inability to secure customer contracts that would support further investment in LA Storage has led us to assess and conclude that the full carrying value of these other U.S. midstream assets may not be recoverable. As a result, we recorded an impairment of $1.3 billion ($755 million after tax and noncontrolling interest) in Impairment Losses on Sempra Energy’s Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2018.
We measured the estimated fair value of $190 million at June 25, 2018 using a discounted cash flow approach. This approach included unobservable inputs, resulting in a Level 3 measurement in the fair value hierarchy. We considered a market participant’s view of the values of the non-utility natural gas storage assets based on an estimation of future net cash flows. To estimate future net cash flows, we considered the non-utility natural gas storage assets’ prospects for generating revenues and cash flows beyond their existing contracted capacity and tenors, including natural gas price volatility and seasonality factors, as well as discount rates commensurate with the risks inherent in the cash flows.
The following table summarizes significant inputs impacting our non-recurring fair value measures:

NON-RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED

	Estimated fair value (in millions)		Valuation technique	Fair value hierarchy	% of fair value measurement	Inputs used to develop measurement	Range of inputs
Certain of our U.S. wind equity method investments	$145	(1)	Discounted cash flows	Level 3	100%	Contracted and observable merchant prices per MWh	$29 - $92	(2)
						Discount rate	8% - 10%	(3)
Non-utility natural gas storage assets	$190	(4)	Discounted cash flows	Level 3	100%	Storage rates per Dth/month	$0.06 - $0.22	(2)
						Discount rate	10%	(3)

(1)	At measurement date of June 25, 2018. At June 30, 2018, these U.S. wind equity method investments have a carrying value of $141 million, reflecting subsequent business activity.

(2)	Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.

(3)	An increase in the discount rate would result in a decrease in fair value.

(4)
At measurement date of June 25, 2018. At June 30, 2018, Mississippi Hub and Bay Gas are classified as held for sale and have a net carrying value of $138 million, reflecting subsequent business activity and estimated costs to sell, as we discuss in Note 5. Our other U.S. midstream assets that were measured at fair value, including LA Storage, continue to be classified as property, plant and equipment and have a carrying value of $37 million at June 30, 2018.

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
On January 30, 2018, SDG&E, Edison, ORA, TURN and other intervenors entered into a settlement agreement (the Revised Settlement Agreement). On the same date, a Joint Motion for Adoption of the Settlement Agreement was filed with the CPUC. The Revised Settlement Agreement resolves all issues under consideration in the SONGS OII and modifies the Amended Settlement Agreement. The Revised Settlement Agreement was the result of multiple mediation sessions in 2017 and January 2018 and was signed following a settlement conference in the SONGS OII, as required under CPUC rules. In February 2018, the parties filed a motion to stay the proceedings in the OII pending the CPUC’s consideration of the Revised Settlement Agreement. In February and March of 2018, the CPUC granted the parties’ request and established a procedural schedule for 2018 that includes additional testimony, a status conference and briefing, and public participation and evidentiary hearings in April through July.
On July 26, 2018, the CPUC issued a final decision approving the Revised Settlement Agreement with only one modification: removal of the GHG emissions reduction research program that was to be funded by utility shareholders over a five-year period in the amount of $12.5 million, of which $2.5 million was SDG&E’s share. On August 2, 2018, parties to the Revised Settlement Agreement submitted a notice that they accept the settlement agreement, as modified.
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

Disallowances, Refunds and Recoveries
Under the Revised Settlement Agreement, SDG&E and Edison will cease rate recovery of SONGS costs as authorized under the Amended Settlement Agreement as of December 19, 2017, when the present value of their combined remaining SONGS regulatory assets equaled $775 million, of which $152 million represents SDG&E’s share. Under the Utility Shareholder Agreement, Edison is obligated to pay SDG&E the full amount of SDG&E’s revenue requirement not recovered from ratepayers, as described below. SDG&E and Edison expect to refund to customers SONGS-related amounts recovered in rates after December 19, 2017.
Utility Shareholder Agreement
On January 10, 2018, SDG&E and Edison entered into the Utility Shareholder Agreement. Under the terms of the Utility Shareholder Agreement, Edison has an obligation to compensate SDG&E for the revenue requirement amounts that SDG&E will no longer recover because of the Revised Settlement Agreement. In exchange for Edison’s reimbursement, the parties will mutually release each other from the “SONGS Issues,” a defined term that consists of 18 broad categories. The effect of the agreement is that the parties will release each other from any and all claims that each party had or could have asserted related to the steam generator replacement failure and its aftermath. The Utility Shareholder Agreement became effective upon CPUC approval of the Revised Settlement Agreement. Edison’s payment obligation commences 30 days after the first fiscal quarter in which the CPUC approved the Revised Settlement Agreement, and amounts are due to SDG&E quarterly thereafter until April 2022, which approximates the amounts and timing of amounts of what would have been SDG&E’s recoveries from ratepayers contemplated under the Amended Settlement Agreement.
Accounting and Financial Impacts
As a result of the Revised Settlement Agreement by the settling parties and the Utility Shareholder Agreement, at June 30, 2018, SDG&E has a receivable from Edison, including accrued interest, totaling $154 million, with $52 million classified as current and $102 million classified as noncurrent. This receivable reflects amounts Edison is obligated to pay to SDG&E in lieu of amounts SDG&E would have collected from ratepayers associated with the SONGS regulatory asset.
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
In March 2018, SDG&E and Edison jointly filed an application requesting CPUC approval of revised remaining decommissioning cost estimates (for costs estimated to be incurred in 2018 and beyond) for SONGS Unit 1 of $207 million (in 2014 dollars), of which SDG&E’s share is $41 million, and SONGS Units 2 and 3 of $3.2 billion (in 2014 dollars), of which SDG&E’s share is $638 million. In addition, SDG&E has estimated internal decommissioning costs (for costs estimated to be incurred in 2018 and beyond) of $3 million (in 2014 dollars) for SONGS Unit 1 and $43 million (in 2014 dollars) for SONGS Units 2 and 3. We expect a ruling by the CPUC on the joint application in 2019. Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. SDG&E has received authorization from the CPUC to access NDT funds of up to $362 million for 2013 through 2018 (2018 forecasted) SONGS decommissioning costs. This includes up to $60 million authorized by the CPUC in January 2018 to be withdrawn from the NDT for forecasted 2018 SONGS Units 2 and 3 costs as decommissioning costs are incurred.
In December 2016, the IRS and the U.S. Department of the Treasury issued proposed regulations that clarify the definition of “nuclear decommissioning costs,” which are costs that may be paid for or reimbursed from a qualified trust fund. The proposed regulations state that costs related to the construction and maintenance of independent spent fuel management installations are included in the definition of “nuclear decommissioning costs.” The proposed regulations will be effective prospectively once they are finalized; however, the IRS has stated that it will not challenge taxpayer positions consistent with the proposed regulations for taxable years ending on or after the date the proposed regulations were issued. SDG&E is awaiting the adoption of, or additional refinement to, the proposed regulations before determining whether the proposed regulations will allow SDG&E to access the NDT funds for reimbursement or payment of the spent fuel management costs incurred in 2017 and subsequent years. Further clarification of the proposed regulations could enable SDG&E to access the NDT to recover spent fuel management costs before Edison reaches final settlement with the DOE regarding the DOE’s reimbursement of these costs. Historically, the DOE’s reimbursements of spent fuel storage costs have not resulted in timely or complete recovery of these costs. We discuss the DOE’s responsibility for spent nuclear fuel below. The IRS held public hearings on the proposed regulations in October 2017. It is unclear when clarification of the proposed regulations might be provided or when the proposed regulations will be finalized.
The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT. We provide additional fair value disclosures for the NDT in Note 9.

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At June 30, 2018:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$57	$—	$—	$57
Municipal bonds(2)	262	3	(2)	263
Other securities(3)	233	1	(5)	229
Total debt securities	552	4	(7)	549
Equity securities	160	302	(3)	459
Cash and cash equivalents	14	—	—	14
Total	$726	$306	$(10)	$1,022
At December 31, 2017:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$54	$—	$—	$54
Municipal bonds	245	7	(2)	250
Other securities	215	3	(1)	217
Total debt securities	514	10	(3)	521
Equity securities	171	326	(1)	496
Cash and cash equivalents	16	—	—	16
Total	$701	$336	$(4)	$1,033

(1)	Maturity dates are 2019-2048.

(2)	Maturity dates are 2018-2056.

(3)	Maturity dates are 2018-2064.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales:

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$277	$466	$487	$823
Gross realized gains	25	79	29	124
Gross realized losses	(2)	(3)	(5)	(8)

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
In October 2017, Edison filed claims with the DOE for $58 million in spent fuel management costs incurred in 2016 on behalf of the SONGS co-owners under the terms of the 2016 spent fuel settlement agreement. SDG&E’s respective share of the claim is $12 million. In March 2018, the DOE issued its determination of allowable costs for the claim as $44 million, with SDG&E’s respective share as $9 million. In April 2018, Edison requested reconsideration from the DOE of $1 million of the DOE’s deductions from the claimed amount. In May 2018, the DOE issued a supplemental determination that the $1 million requested for reconsideration is allowable and should be reimbursed. In July 2018, SDG&E received its $9 million total share of the 2016 claim.
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

NOTE 11. COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDINGS
We accrue losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverage and could materially adversely affect our business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, we are unable to estimate reasonably possible losses in excess of any amounts accrued.
At June 30, 2018, loss contingency accruals for legal matters, including associated legal fees, that are probable and estimable were $191 million for Sempra Energy Consolidated, including $2 million for SDG&E and $136 million for SoCalGas. Amounts for Sempra Energy and SoCalGas include $127 million for matters related to the Aliso Canyon natural gas storage facility gas leak, which we discuss below.
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
As a result of a CPUC decision denying SDG&E’s request to recover wildfire costs, SDG&E wrote off the wildfire regulatory asset, resulting in a charge of $351 million ($208 million after-tax) in the third quarter of 2017. SDG&E will continue to vigorously pursue recovery of these costs, which were incurred through settling claims brought under the doctrine of inverse condemnation. SDG&E applied to the CPUC for rehearing of its decision on January 2, 2018. On July 12, 2018, the CPUC adopted a decision denying the rehearing requests filed by SDG&E and other parties. On August 3, 2018, we filed an appeal with the California Courts of Appeal seeking to reverse the CPUC’s decision.
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
The costs incurred to remediate and stop the Leak and to mitigate local community impacts have been significant and may increase, and we may be subject to potentially significant damages, restitution, and civil, administrative and criminal fines, penalties and other costs. To the extent any of these costs are not covered by insurance (including any costs in excess of applicable policy limits), if there were to be significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Cost Estimates and Accounting Impact. At June 30, 2018, SoCalGas estimates that its costs related to the Leak are $1,014 million, which includes $987 million of costs recovered or probable of recovery from insurance. Of the $1,014 million of estimated costs, approximately 55 percent is for the temporary relocation program (including cleaning costs and certain labor costs). The remaining portion of the $1,014 million includes legal costs incurred to defend litigation, the estimated costs to settle certain actions, the estimated cost of the root cause analysis being conducted by an independent third party, efforts to control the well, the costs to mitigate the actual natural gas released, the value of lost gas, and other costs. The value of lost gas reflects the replacement cost of all lost gas. SoCalGas adjusts its estimated total liability associated with the Leak as additional information becomes available. The $1,014 million represents management’s best estimate of these costs related to the Leak. Of these costs, a substantial portion has been paid and $160 million is accrued as Reserve for Aliso Canyon Costs as of June 30, 2018 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets for amounts expected to be paid after June 30, 2018.
As of June 30, 2018, we recorded the expected recovery of the costs described in the immediately preceding paragraph related to the Leak of $502 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $485 million of insurance proceeds we received through June 30, 2018 related to portions of the costs described above, including temporary relocation costs, control-of-well expenses, legal costs and lost gas. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
As described in “Governmental Investigations and Civil and Criminal Litigation” below, the actions seek compensatory, statutory and punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs, which except for the amounts paid or estimated to settle certain actions, are not included in the above amounts as it is not possible at this time to predict the outcome of these actions or reasonably estimate the amount of damages, restitution or civil, administrative or criminal fines, penalties or other costs that may be imposed. The recorded amounts above also do not include the costs to clean additional homes pursuant to the Directive, future legal costs necessary to defend litigation, and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Furthermore, the cost estimate of $1,014 million does not include certain other costs expensed by Sempra Energy through June 30, 2018 associated with defending against shareholder derivative lawsuits.
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
Insurance. Excluding directors’ and officers’ liability insurance, we have at least four kinds of insurance policies that together we estimate provide between $1.2 billion to $1.4 billion in insurance coverage, depending on the nature of the claims. We cannot predict all of the potential categories of costs or the total amount of costs that we may incur as a result of the Leak. Subject to various policy limits, exclusions and conditions, based on what we know as of the filing date of this report, we believe that our insurance policies collectively should cover the following categories of costs: costs incurred for temporary relocation (including cleaning costs and certain labor costs), costs to address the Leak and stop or reduce emissions, the root cause analysis being conducted to investigate the cause of the Leak, the value of lost gas, costs incurred to mitigate the actual natural gas released, costs associated with litigation and claims by nearby residents and businesses, any costs to clean additional homes pursuant to the Directive, and, in some circumstances depending on their nature and manner of assessment, fines and penalties. We have been communicating with our insurance carriers and, as discussed above, we have received insurance payments for portions of the costs described above, including temporary relocation costs, control-of-well expenses, legal costs and lost gas. We intend to pursue the full extent of our insurance coverage for the costs we have incurred or may incur. There can be no assurance that we will be successful in obtaining additional insurance recovery for these costs under the applicable policies, and to the extent we are not successful in obtaining coverage or these costs exceed the amount of our coverage, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
At June 30, 2018, SoCalGas’ estimated costs related to the Leak of $1,014 million include $987 million of costs recovered or probable of recovery from insurance. This estimate may rise significantly as more information becomes available. Any costs not included in the $1,014 million cost estimate could be material. To the extent not covered by insurance (including any costs in excess of applicable policy limits), if there were to be significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
As of August 1, 2018, 382 lawsuits, including approximately 48,000 plaintiffs, are pending against SoCalGas, some of which have also named Sempra Energy. All of these cases, other than a matter brought by the Los Angeles County District Attorney and the federal securities class action discussed below, are coordinated before a single court in the LA Superior Court for pretrial management (the Coordination Proceeding).
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
In January 2017, pursuant to the Coordination Proceeding, two consolidated class action complaints were filed against SoCalGas and Sempra Energy, one on behalf of a putative class of persons and businesses who own or lease real property within a five-mile radius of the well (the Property Class Action), and a second on behalf of a putative class of all persons and entities conducting business within five miles of the facility (the Business Class Action). Both complaints assert claims for strict liability for ultra-hazardous activities, negligence and violation of California Unfair Competition Law. The Property Class Action also asserts claims for negligence per se, trespass, permanent and continuing public and private nuisance, and inverse condemnation. The Business Class Action also asserts a claim for negligent interference with prospective economic advantage. Both complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. In December 2017, the California Court of Appeal, Second Appellate District ruled that the purely economic damages alleged in the Business Class Action are not recoverable under the law. In February 2018, the California Supreme Court granted a petition filed by the plaintiffs to review that ruling. In September and October of 2017, property developers filed two complaints, one of which was amended in July 2018, against SoCalGas and Sempra Energy alleging causes of action for strict liability, negligence per se, negligence, continuing nuisance, permanent nuisance and violation of the California Unfair Competition Law, as well as claims for negligence against certain directors of SoCalGas. The complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. These claims are joined in the Coordination Proceeding.
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
Separately, in February 2016, the Los Angeles County District Attorney’s Office filed a misdemeanor criminal complaint against SoCalGas seeking penalties and other remedies for alleged failure to provide timely notice of the Leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a), and for allegedly violating California Health and Safety Code section 41700 prohibiting discharge of air contaminants that cause annoyance to the public. Pursuant to a settlement agreement with the Los Angeles County District Attorney’s Office, SoCalGas agreed to plead no contest to the notice charge under Health and Safety Code section 25510(a) and agreed to pay the maximum fine of $75,000, penalty assessments of approximately $233,500, and operational commitments estimated to cost approximately $6 million, reimbursement and assessments in exchange for the Los Angeles County District Attorney’s Office moving to dismiss the remaining counts at sentencing and settling the complaint (the District Attorney Settlement). In November 2016, SoCalGas completed the commitments and obligations under the District Attorney Settlement, and on November 29, 2016, the LA Superior Court approved the settlement and entered judgment on the notice charge. Certain individuals who object to the settlement have filed an appeal of the judgment, contending they should be granted restitution.
The costs of defending against these civil and criminal lawsuits, cooperating with these investigations, and any damages, restitution, and civil, administrative and criminal fines, penalties and other costs, if awarded or imposed, as well as the costs of mitigating the actual natural gas released, could be significant and to the extent not covered by insurance (including any costs in excess of applicable policy limits), if there were to be significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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

The order establishing the scope of the proceeding expressly excludes issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The CPUC adopted an initial Phase 1 schedule contemplating public participation hearings and workshops beginning in April 2017, but no hearings until Phase 2. In May 2018, the CPUC updated the Phase 1 schedule, providing for Phase 1 to be concluded November 14, 2018 with issuance of a Ruling Adopting Scenarios, Assumptions and Models.
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
Natural Gas Storage Operations and Reliability. Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer and heating needs in the winter. The Aliso Canyon natural gas storage facility, with a storage capacity of 86 Bcf (which represents 63 percent of SoCalGas’ natural gas storage inventory capacity), is the largest SoCalGas storage facility and an important element of SoCalGas’ delivery system. Beginning October 25, 2015, pursuant to orders by DOGGR and the Governor of the State of California, and in accordance with SB 380, SoCalGas suspended injection of natural gas into the Aliso Canyon natural gas storage facility. In April and June of 2017, SoCalGas advised the California ISO, CEC, CPUC and PHMSA of its concerns that the inability to inject natural gas into the Aliso Canyon natural gas storage facility posed a risk to energy reliability in Southern California. Limited withdrawals of natural gas from the Aliso Canyon natural gas storage facility have been made to augment natural gas supplies during critical demand periods.
On July 19, 2017, DOGGR issued its determination that SoCalGas had met the requirements of SB 380 for the resumption of injection operations, including all safety requirements. On the same date, the CPUC’s Executive Director issued his concurrence with that determination, and DOGGR issued its Order to: Test and Take Temporary Actions Upon Resuming Injection: Aliso Canyon Gas Storage Facility lifting the prohibition on injection at the Aliso Canyon natural gas storage facility, subject to certain requirements after injection resumed, including limitations on the rate at which SoCalGas may withdraw natural gas from the field. The County of Los Angeles filed a petition for writ of mandate seeking declaratory and injunctive relief and a stay of

DOGGR’s order lifting the prohibition against injecting natural gas at the facility. We provide further detail regarding the County of Los Angeles’ suit above in “Governmental Investigations and Civil and Criminal Litigation.” Having completed the steps outlined by state agencies to safely begin injections at the Aliso Canyon natural gas storage facility, as of July 31, 2017, SoCalGas resumed limited injections. The CPUC has issued a series of directives to SoCalGas establishing the range of working gas to be maintained in the Aliso Canyon natural gas storage facility to help ensure safety and reliability for the region and just and reasonable rates in California, the most recent of which, issued July 2, 2018, directed SoCalGas to maintain up to 34 Bcf of working gas.
If the Aliso Canyon natural gas storage facility were determined to have been out of service for any meaningful period of time or permanently closed, or if future cash flows were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2018, the Aliso Canyon natural gas storage facility has a net book value of $678 million, including $286 million for the recently completed construction of a new compressor station. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates, and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
Cases involving two parcels of real property have been filed against ECA. In one case, filed in the federal Agrarian Court in 2006, the plaintiffs seek to annul the recorded property title for a parcel on which the ECA LNG terminal is situated and to obtain possession of a different parcel that allegedly sits in the same place. Another civil complaint filed in the state court was served in April 2012 seeking to invalidate the contract by which ECA purchased another of the terminal parcels, on the grounds the purchase price was unfair; the plaintiff filed a second complaint in 2013 in the federal Agrarian Court seeking an order that SEDATU issue title to her. In January 2016, the federal Agrarian Court ruled against the plaintiff, and the plaintiff appealed the ruling. In May 2018, the state court dismissed the civil complaint, and the plaintiff has appealed. Sempra Mexico expects further proceedings on these two matters.
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
Other Litigation
Sempra Energy holds a noncontrolling interest in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. NatWest Markets Plc, formerly RBS, our partner in the joint venture, paid an assessment of £86 million (approximately $138 million in U.S. dollars) in October 2014 to HMRC for denied VAT refund claims filed in connection with the purchase of carbon credit allowances by RBS SEE, a subsidiary of RBS Sempra Commodities. RBS SEE has since been sold to JP Morgan and later to Mercuria Energy Group, Ltd. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid on certain carbon credit purchases during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. After paying the assessment, RBS filed a Notice of Appeal of the assessment with the First-Tier Tribunal. The First-Tier Tribunal held a preliminary hearing in September 2016 to determine whether HMRC’s assessment was time-barred. In January 2017, the First-Tier Tribunal ruled that HMRC’s assessment was timely. There will be a hearing on the substantive matter regarding whether RBS knew or should have known that certain vendors in the trading chain did not remit their VAT to HMRC.
During 2015, liquidators acting on behalf of ten companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that RBS SEE traded with directly filed a claim in the High Court of Justice asserting damages of £160 million (approximately $211 million in U.S. dollars at June 30, 2018) against RBS and Mercuria Energy Europe Trading Limited (the Defendants). The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay. The £160 million is comprised of a claim by the Liquidating Companies for £80 million (approximately $106 million in U.S. dollars at June 30, 2018) for equitable compensation due to dishonest assistance, and a claim by the liquidators for compensation in the same amount under the U.K. Insolvency Act of 1986. The parties have agreed that to the extent the Companies’ claims are successful, the liquidators cannot collect under the U.K. Insolvency Act of 1986; however, the award amount is ultimately determined by the court. The hearing for this matter began on June 14, 2018 and concluded on July 20, 2018. On the final day of the trial, the claimants withdrew a portion of their claim. The impact of this withdrawal on the total claim amount is unknown at this time. JP Morgan has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and JP Morgan has in turn sought indemnity from Sempra Energy and RBS.
Our remaining investment in RBS Sempra Commodities of $65 million at June 30, 2018 is accounted for under the equity method and reflects remaining distributions expected to be received from the partnership as it is liquidated. The timing and amount of distributions may be impacted by these matters.
Certain EFH subsidiaries that we acquired as part of the Merger are defendants in approximately 115 personal injury lawsuits brought in state courts throughout the U.S. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. We anticipate additional lawsuits will be filed. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding.
We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, employment litigation, product liability, property damage and other claims. Juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.
CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first six months of 2018 to contractual commitments discussed in Notes 1 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts
Sempra LNG & Midstream’s natural gas purchase and transportation commitments have decreased by $91 million since December 31, 2017, primarily due to payments on existing contracts and changes in forward natural gas prices in the first six months of 2018. Net future payments are expected to decrease by $104 million in 2018, and increase by $8 million in 2019, $3 million in 2020, and $2 million in 2021 compared to December 31, 2017.
LNG Purchase Agreement
Sempra LNG & Midstream has a sale and purchase agreement for the supply of LNG to the ECA terminal. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2018 to 2029. At June 30, 2018, the commitment amount is expected to decrease by $206 million in 2018, $34 million in 2019, $54 million in 2020, $63 million in 2021, $59 million in 2022 and $284 million thereafter (through contract termination in 2029) compared to December 31, 2017, reflecting changes in estimated forward prices since December 31, 2017 and actual transactions for the first six months of 2018. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG & Midstream. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.
Construction and Development Projects
Sempra Mexico
In the first six months of 2018, significant net increases to contractual commitments at Sempra Mexico were $148 million, primarily for contracts related to the construction of liquid fuels terminals and the construction of renewables projects. Net future payments under these contractual commitments are expected to increase by $114 million in 2018, $32 million in 2019 and $2 million thereafter compared to December 31, 2017.
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

▪
Sempra Renewables develops, owns and operates, or holds interests in, wind and solar energy generation facilities serving wholesale electricity markets in the U.S. In June 2018, our board of directors approved a plan to market and sell all wind assets and investments and solar assets and investments, as we discuss in Note 5.

▪
Sempra LNG & Midstream develops, owns and operates, or holds interests in, a terminal for the import and export of LNG and sale of natural gas, and natural gas pipelines, storage facilities and marketing operations, all within the U.S. In June 2018, our board of directors approved a plan to market and sell our natural gas storage assets at Mississippi Hub and our 90.9-percent ownership interest in Bay Gas, as we discuss in Note 5.

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
The cost of common services shared by the business segments is assigned directly or allocated based on various cost factors, depending on the nature of the service provided. Interest income and expense is recorded on intercompany loans. The loan balances and related interest are eliminated in consolidation.
The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as “All other” in the following tables consist primarily of activities of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUES
SDG&E	$1,051	$1,058	$2,106	$2,115
SoCalGas	772	770	1,898	2,011
Sempra South American Utilities	389	381	815	793
Sempra Mexico	310	273	618	537
Sempra Renewables	40	26	65	48
Sempra LNG & Midstream	79	122	183	254
Adjustments and eliminations	(1)	—	(2)	—
Intersegment revenues(1)	(76)	(97)	(157)	(194)
Total	$2,564	$2,533	$5,526	$5,564
INTEREST EXPENSE
SDG&E	$53	$49	$105	$98
SoCalGas	26	26	53	51
Sempra South American Utilities	10	11	20	20
Sempra Mexico	30	20	60	52
Sempra Renewables	5	4	10	8
Sempra LNG & Midstream	7	9	15	20
All other	137	67	249	135
Intercompany eliminations	(31)	(27)	(59)	(56)
Total	$237	$159	$453	$328
INTEREST INCOME
SDG&E	$1	$—	$2	$—
SoCalGas	1	—	1	—
Sempra South American Utilities	7	6	13	11
Sempra Mexico	16	3	31	5
Sempra Renewables	2	2	4	3
Sempra LNG & Midstream	13	12	26	29
All other	(1)	—	13	—
Intercompany eliminations	(18)	(15)	(36)	(34)
Total	$21	$8	$54	$14
DEPRECIATION AND AMORTIZATION
SDG&E	$169	$166	$335	$329
SoCalGas	138	126	273	252
Sempra South American Utilities	15	13	29	26
Sempra Mexico	43	37	86	73
Sempra Renewables	14	10	27	19
Sempra LNG & Midstream	11	11	22	21
All other	2	5	6	8
Total	$392	$368	$778	$728
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$42	$54	$98	$144
SoCalGas	23	19	82	117
Sempra South American Utilities	21	20	41	39
Sempra Mexico	(55)	102	100	244
Sempra Renewables	(58)	(5)	(65)	(16)
Sempra LNG & Midstream	(506)	18	(494)	19
All other	(50)	(41)	(56)	(85)
Total	$(583)	$167	$(294)	$462

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
EQUITY (LOSSES) EARNINGS
Equity (losses) earnings before income tax:
Sempra Renewables	$(187)	$16	$(182)	$18
Sempra LNG & Midstream	1	2	1	3
All other	(3)	—	(3)	—
	(189)	18	(184)	21
Equity earnings (losses) net of income tax:
Sempra Texas Utility	114	—	129	—
Sempra South American Utilities	—	—	1	1
Sempra Mexico	71	—	30	(9)
	185	—	160	(8)
Total	$(4)	$18	$(24)	$13
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$146	$149	$316	$304
SoCalGas(2)	33	58	258	261
Sempra Texas Utility	114	—	129	—
Sempra South American Utilities	44	45	90	92
Sempra Mexico	97	(9)	117	39
Sempra Renewables	(109)	23	(88)	34
Sempra LNG & Midstream	(764)	27	(780)	28
All other(2)	(122)	(34)	(256)	(58)
Total	$(561)	$259	$(214)	$700
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$851	$763
SoCalGas			783	682
Sempra South American Utilities			107	77
Sempra Mexico			140	155
Sempra Renewables			37	100
Sempra LNG & Midstream			13	12
All other			10	13
Total			$1,941	$1,802

			June 30, 2018	December 31, 2017
ASSETS
SDG&E			$18,372	$17,844
SoCalGas			14,734	14,159
Sempra Texas Utility			9,407	—
Sempra South American Utilities			4,041	4,060
Sempra Mexico			8,935	8,554
Sempra Renewables			2,587	2,898
Sempra LNG & Midstream			3,686	4,872
All other			869	915
Intersegment receivables			(2,724)	(2,848)
Total			$59,907	$50,454
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utility			$9,407	$—
Sempra South American Utilities			16	16
Sempra Mexico			691	624
Sempra Renewables			612	813
Sempra LNG & Midstream			1,182	997
All other			75	77
Total			$11,983	$2,527

(1)
Revenues for reportable segments include intersegment revenues of $1 million, $15 million, $28 million and $32 million for the three months ended June 30, 2018; $2 million, $32 million, $57 million and $66 million for the six months ended June 30, 2018; $3 million, $17 million, $26 million and $51 million for the three months ended June 30, 2017; and $4 million, $35 million, $51 million and $104 million for the six months ended June 30, 2017 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG & Midstream, respectively.

(2)	After preferred dividends.

NOTE 13. SUBSEQUENT EVENTS
SEMPRA ENERGY
Common Stock Offering
On July 13, 2018, we completed the offering of 9,750,000 shares of our common stock, no par value, in a registered public offering at $113.75 per share (approximately $111.87 per share after deducting underwriting discounts), pursuant to forward sale agreements with an affiliate of Citigroup Global Markets Inc. and an affiliate of J.P. Morgan Securities LLC (the forward purchasers). The shares offered pursuant to the forward sale agreements were borrowed by the underwriters and therefore are not newly issued shares. The underwriters of the offering fully exercised the option we granted them to purchase an additional 1,462,500 shares of common stock directly from us solely to cover overallotments. After the offering, including the issuance of shares pursuant to the exercise of the overallotment option, the aggregate shares of common stock sold in the offering totaled 11,212,500. We received net proceeds of $163.6 million (net of underwriting discounts, but before deducting equity issuance costs) from the sale of shares to cover overallotments.
The initial forward sale price under the forward sale agreements is approximately $111.87 per share, which is the public offering price in the common stock offering less the underwriting discount. However, the forward sale price is subject to adjustment pursuant to the forward sale agreements. We did not initially receive any proceeds from the offering of our common stock sold pursuant to the forward sale agreements. We expect that the forward sale agreements will settle in one or more settlements on or prior to December 15, 2019. At the initial forward sale price of approximately $111.87 per share, we expect that the net proceeds from full physical settlement of the forward sale agreements would be approximately $1.091 billion (or approximately $1.254 billion including the sale of shares to underwriters to cover overallotments) (net of underwriting discounts, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). We used the net proceeds from the sale of the overallotment shares to the underwriters, and we expect to use the net proceeds from the sale of shares of our common stock pursuant to the forward sale agreements, to repay commercial paper, to fund working capital and for other general corporate purposes.
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
Before the issuance of shares of our common stock, if any, upon settlement of the forward sale agreements, we expect that the shares issuable upon settlement of the forward sale agreements will be reflected in our diluted EPS calculation under the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted EPS is deemed to be increased by the excess, if any, of the number of shares of common stock that would be issued upon full physical settlement of the forward sale agreements over the number of shares of common stock that could be purchased by us in the market (based on the average market price of our common stock during the applicable reporting period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). Consequently, we anticipate there will be a dilutive effect on our EPS during periods when the average market price of shares of our common stock is above the applicable adjusted forward sale price, which is initially approximately $111.87 per share, subject to increase or decrease based on the overnight bank funding rate, less a spread, and subject to decrease by amounts related to expected dividends on shares of our common stock during the term of the forward sale agreements. Additionally, if we decide to physically settle or net share settle the forward sale agreements, delivery of our shares to the forward purchasers on any such physical settlement or net share settlement of the forward sale agreements would result in dilution to our EPS.

6.75% Mandatory Convertible Preferred Stock Offering, Series B
On July 13, 2018, in a separate registered public offering, we sold 5,750,000 shares of our 6.75% mandatory convertible preferred stock, series B (series B preferred stock) at $100.00 per share (or $98.35 per share after deducting underwriting discounts), including 750,000 shares purchased by the underwriters as a result of fully exercising their option to purchase such shares from us solely to cover overallotments. Each share of series B preferred stock has a liquidation value of $100. We may pay declared dividends in cash or, subject to certain limitations, in shares of our common stock, no par value, or by delivery, at our election, of any combination of cash and shares of our common stock on January 15, April 15, July 15 and October 15 of each year, commencing on October 15, 2018, and to, and including, July 15, 2021. We used the net proceeds of approximately $565.5 million (net of underwriting discounts, but before deducting equity issuance costs) from this offering to repay commercial paper, to fund working capital and for other general corporate purposes.
Mandatory Conversion
Unless earlier converted, each share of the series B preferred stock will automatically convert on the mandatory conversion date, which is expected to be July 15, 2021, into not less than 0.7326 shares and not more than 0.8791 shares of our common stock, subject to anti-dilution adjustments. The number of shares of our common stock issuable on conversion of the series B preferred stock will be determined based on the volume-weighted average market value per share of our common stock over the 20 consecutive trading day period beginning on and including the 21st scheduled trading day immediately preceding July 15, 2021. The following table illustrates the conversion rate per share of the series B preferred stock, subject to certain anti-dilution adjustments:

CONVERSION RATES

Applicable market value per share of our common stock	Conversion rate (number of shares of our common stock to be received upon conversion of each share of series B preferred stock)

Greater than $136.50 (which is the threshold appreciation price)	0.7326 shares (approximately equal to $100.00 divided by the threshold appreciation price)
Equal to or less than $136.50 but greater than or equal to $113.75	Between 0.7326 and 0.8791 shares, determined by dividing $100.00 by the applicable market value of our common stock
Less than $113.75 (which is the initial price)	0.8791 shares (approximately equal to $100.00 divided by the initial price)

Dividends
Dividends on the series B preferred stock will be payable quarterly, beginning on October 15, 2018, on a cumulative basis when, as and if declared by our board of directors. We may pay quarterly declared dividends in cash or, subject to certain limitations, in shares of our common stock, no par value, or in any combination of cash and shares of our common stock. Shares of common stock used to pay dividends will be valued at 97 percent of the volume-weighted average price per share over the five consecutive trading day period beginning on, and including the sixth trading day prior to, the applicable dividend payment date. The holders of series B preferred stock will have no voting rights. However, under certain circumstances regarding nonpayment for six or more dividend periods, whether or not consecutive, the authorized number of directors on our board of directors will automatically be increased by two and the holders of the series B preferred stock, voting together as a single class with holders of any and all other outstanding preferred stock of equal rank having similar voting rights (which currently consists of the series A preferred stock), will be entitled to elect two directors to fill such newly created directorships. This right shall terminate when all accumulated dividends have been paid in full and the authorized number of directors shall automatically decrease by two, subject to the revesting of that right in the event of each subsequent nonpayment.
Conversion at the Option of the Holder
At any time prior to July 15, 2021, holders may elect to convert each share of the series B preferred stock into shares of our common stock at the minimum conversion rate of 0.7326 shares of our common stock per share of the series B preferred stock, subject to anti-dilution adjustments. However, if holders elect to convert any shares of the series B preferred stock during a specified period beginning on the effective date of a fundamental change, as defined in the certificate of determination of preferences of the series B preferred stock, such shares of the series B preferred stock will be converted into shares of our common stock at a fundamental change conversion rate, and the holders will also be entitled to receive a fundamental change dividend make-whole amount and accumulated dividend amount.

The conversion of the series B preferred stock would have resulted in the issuance of approximately 4.9 million shares of our common stock, subject to possible adjustment pursuant to the terms of the series B preferred stock, based on the last reported sale price of our common stock on the New York Stock Exchange on July 10, 2018, which was $117.30 per share.
Ranking
The series B preferred stock will rank with respect to dividend rights and distribution rights upon our liquidation, winding-up or dissolution:

▪	senior to our common stock, including our capital stock established in the future, unless the terms of such capital stock expressly provide otherwise;

▪	on parity with our series A preferred stock, including our capital stock established in the future, unless the terms of such capital stock expressly provide otherwise;

▪	junior to our capital stock established in the future, if the terms provide that such class of series will rank senior to the series B preferred stock;

▪	junior to our existing and future indebtedness and other liabilities; and

▪	structurally subordinated to any existing and future indebtedness and other liabilities of our subsidiaries and capital stock of our subsidiaries held by third parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto and “Item 1A. Risk Factors” contained in this Form 10-Q, and the Consolidated Financial Statements and the Notes thereto, “Item 7. MD&A” and “Item 1A. Risk Factors” contained in the Annual Report.

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
Customers and Demand. Oncor operates the largest transmission and distribution system in Texas, delivering electricity to more than 3.5 million homes and businesses and operating approximately 135,000 miles of transmission and distribution lines. Oncor is not a seller of electricity, nor does it purchase electricity for resale. Rather, Oncor provides transmission services to electricity distribution companies, cooperatives and municipalities, and distribution services to retail electric providers that sell electricity to retail customers. At December 31, 2017, Oncor’s distribution customers consist of approximately 85 retail electric providers and certain electric cooperatives in its certificated service area. The consumers of the electricity Oncor delivers are free to choose their electricity supplier from retail electric providers who compete for their business.
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
At December 31, 2017, Oncor’s transmission system included approximately 16,000 circuit miles of transmission lines, 301 transmission stations and 730 distribution substations, which are interconnected to 74 generation facilities totaling 36,819 MW.
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
Oncor’s distribution system included over 3.5 million points of delivery at December 31, 2017 and consisted of approximately 119,000 miles of overhead conductors and underground conductors.
Distribution revenues from residential and small business users are based on actual monthly consumption (kilowatt hours), and, depending on size and annual load factor, revenues from large commercial and industrial users are based either on actual monthly demand (kilowatts) or the greater of actual monthly demand (kilowatts) or 80 percent of peak monthly demand during the prior eleven months.
Regulation
Texas State Utility Regulation. Oncor’s transmission and distribution rates are regulated by the PUCT and certain cities, and in certain instances, by the FERC. The PUCT has original jurisdiction over transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT, and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Texas PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that does not have the prior approval of the appropriate regulatory authority (i.e., the PUCT or the municipality with original jurisdiction).
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
The ERCOT market operates under reliability standards set by the North American Electric Reliability Corporation. The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’ main interconnected transmission grid. Oncor, along with other owners of transmission and distribution facilities in Texas, assists the ERCOT ISO in its operations. Oncor has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Oncor participates with the ERCOT ISO and other ERCOT utilities in obtaining regulatory approvals and planning, designing, constructing and upgrading transmission lines in order to remove existing constraints and interconnect generation on the ERCOT transmission grid. The transmission line projects are necessary to meet reliability needs, support energy production and increase bulk power transfer capability.
Oncor is subject to reliability standards adopted and enforced by the Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with the North American Electric Reliability Corporation (including critical infrastructure protection) standards and ERCOT protocols.
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
The PURA allows utilities to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution-related investments on an interim basis. PUCT substantive rules also allow Oncor to update its transmission rates periodically to reflect changes in invested capital. These “capital tracker” provisions encourage investment in the electric system to help ensure reliability and efficiency by allowing for timely recovery of and return on new investments.
Capital Structure and Return on Equity. In October 2017, the PUCT approved the 2017 rate review (as supplemented by a settlement agreement), and Oncor’s new rates took effect on November 27, 2017. As a result of the PUCT order, Oncor is required to record as a regulatory liability, instead of revenue, the amount that Oncor collects through approved tariffs for federal income taxes that is above the new corporate federal income tax rate. Oncor’s current PUCT-authorized ROE is 9.8 percent and its authorized regulatory capital structure is 57.5 percent debt to 42.5 percent equity. Oncor’s previous authorized ROE was 10.25 percent with an authorized regulatory capital structure of 60 percent debt to 40 percent equity. The PUCT required Oncor to record a regulatory liability until the new authorized regulatory capital structure was met in order to reflect Oncor’s actual capitalization prior to achieving the authorized capital structure. Since the authorized capital structure was attained, the regulatory liability will be returned to customers through the capital structure refund mechanism as approved by the PUCT. Oncor implemented the regulatory liability as of November 27, 2017.
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
OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY
In the three months ended June 30, 2018, we reported losses of $(561) million and diluted EPS of $(2.11) compared to earnings of $259 million and diluted EPS of $1.03 for the same period in 2017. In the six months ended June 30, 2018, we reported losses of $(214) million and diluted EPS of $(0.82) compared to earnings of $700 million and diluted EPS of $2.77 for the same period in 2017. The losses per share in 2018 were reduced by $0.11 and $0.03 in the three months and six months ended June 30, 2018, respectively, due to the increase in the basic weighted-average number of common shares outstanding, primarily due to the common stock issuances in the first and second quarters of 2018 that we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements herein. Our results and diluted EPS were impacted by variances discussed in “Segment Results” below and by the items included in the table “Sempra Energy Adjusted Earnings and Adjusted EPS,” also below.
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

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sempra Utilities:
SDG&E	$146	$149	$316	$304
SoCalGas(1)	33	58	258	261
Sempra Texas Utility	114	—	129	—
Sempra South American Utilities	44	45	90	92
Sempra Infrastructure:
Sempra Mexico	97	(9)	117	39
Sempra Renewables	(109)	23	(88)	34
Sempra LNG & Midstream	(764)	27	(780)	28
Parent and other(1)(2)	(122)	(34)	(256)	(58)
(Losses) earnings	$(561)	$259	$(214)	$700

(1)	After preferred dividends.

(2)
Includes after-tax interest expense ($100 million and $40 million for the three months ended June 30, 2018 and 2017, respectively, and $181 million and $81 million for the six months ended June 30, 2018 and 2017, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The decrease in earnings of $3 million (2%) in the three months ended June 30, 2018 was primarily due to:

▪	$9 million higher net interest expense, of which $6 million relates to the lower federal income tax rate in 2018; and

▪	$8 million favorable impact in 2017 from the resolution of prior years’ income tax items; offset by

▪	$11 million higher CPUC base operating margin authorized for 2018, of which $9 million relates to the lower federal income tax rate in 2018; and

▪	$5 million higher earnings from electric transmission operations.
The increase in earnings of $12 million (4%) in the first six months of 2018 was primarily due to:

▪	$23 million higher CPUC base operating margin authorized for 2018, of which $18 million relates to the lower federal income tax rate in 2018;

▪	$12 million increased margin as a result of revised electric distribution seasonality factors in 2018; and

▪	$11 million higher earnings from electric transmission operations; offset by

▪	$17 million higher net interest expense, of which $12 million relates to the lower federal income tax rate in 2018;

▪	$8 million favorable impact in 2017 from the resolution of prior years’ income tax items;

▪
$6 million reimbursement in 2017 of litigation costs associated with the arbitration ruling over the SONGS replacement steam generators, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$5 million unfavorable impact due to lower cost of capital in 2018, of which $1 million relates to the lower federal income tax rate in 2018.
SoCalGas
The decrease in earnings of $25 million (43%) in the three months ended June 30, 2018 was primarily due to:

▪	$22 million from impacts associated with Aliso Canyon natural gas storage facility litigation; and

▪	$5 million unfavorable impact due to lower cost of capital in 2018, of which $1 million relates to the lower federal income tax rate in 2018; offset by

▪	$5 million higher PSEP earnings.

The decrease in earnings of $3 million (1%) in the first six months of 2018 was primarily due to:

▪	$22 million from impacts associated with Aliso Canyon natural gas storage facility litigation;

▪	$12 million unfavorable impact due to lower cost of capital in 2018, of which $2 million relates to the lower federal income tax rate in 2018; and

▪	$8 million higher net interest expense, of which $7 million relates to the lower federal income tax rate in 2018; offset by

▪	$32 million higher CPUC base operating margin authorized for 2018, net of expenses including depreciation. Of this increase, $26 million relates to the lower federal income tax rate in 2018; and

▪	$9 million higher PSEP earnings.
Sempra Texas Utility
Earnings of $114 million and $129 million for the three months and six months ended June 30, 2018, respectively, represent equity earnings from our investment in Oncor Holdings. We discuss the March 2018 acquisition in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.
Sempra South American Utilities
Earnings for the three months and six months ended June 30, 2018 were consistent with earnings for the same periods in 2017.
Sempra Mexico
Earnings of $97 million in the three months ended June 30, 2018 compared to losses of $9 million for the same period in 2017 was primarily due to:

▪	$94 million favorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦
in 2018, $91 million favorable foreign currency and inflation effects, offset by a $26 million loss from foreign currency derivatives, which we are using to hedge Sempra Mexico’s foreign currency exposure from its controlling interest in IEnova, and

◦
in 2017, $53 million unfavorable foreign currency and inflation effects, offset by a $24 million gain from foreign currency derivatives. We discuss these effects below in “Impact of Foreign Currency and Inflation Rates on Results of Operations;”

▪
$71 million impairment in 2017, net of a $12 million income tax benefit that has been fully reserved, of the TdM natural gas-fired power plant that was held for sale until June 1, 2018, which we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein;

▪	$13 million valuation allowance in 2017 against TdM’s deferred tax assets;

▪	$10 million higher pipeline operational earnings, primarily attributable to assets placed in service in the second quarter of 2017; and

▪	$9 million improved operating results at TdM, mainly due to higher operating expenses related to major maintenance in 2017; offset by

▪	$65 million earnings attributable to noncontrolling interests at IEnova in 2018 compared to $15 million losses in 2017;

▪	$11 million higher income tax expense in 2018 from the outside basis differences in joint venture investments; and

▪
$8 million lower earnings from equity-related AFUDC, primarily associated with assets placed in service at the end of the first half of 2017, net of higher equity earnings from AFUDC at the IMG joint venture.

The increase in earnings of $78 million in the first six months of 2018 was primarily due to:

▪	$89 million favorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦	in 2018, $4 million unfavorable foreign currency and inflation effects, offset by a $6 million gain from foreign currency derivatives, and

◦	in 2017, $155 million unfavorable foreign currency and inflation effects, offset by a $68 million gain from foreign currency derivatives;

▪	$71 million impairment in 2017, net of a $12 million income tax benefit that has been fully reserved, of the TdM natural gas-fired power plant;

▪	$22 million higher pipeline operational earnings, primarily attributable to assets placed in service in the second quarter of 2017;

▪	$13 million valuation allowance in 2017 against TdM’s deferred tax assets; and

▪	$10 million improved operating results at TdM, mainly due to higher operating expenses related to major maintenance in the second quarter of 2017; offset by

▪	$63 million earnings attributable to noncontrolling interests at IEnova in 2018 compared to $10 million losses in 2017;

▪
$38 million lower earnings from equity-related AFUDC, primarily associated with assets placed in service at the end of the first half of 2017, of which $18 million related to cumulative AFUDC recognized in the first quarter of 2017 when regulatory recovery became probable for the Ojinaga and San Isidro pipelines, net of higher equity earnings from AFUDC at the IMG joint venture; and

▪	$23 million higher income tax expense in 2018 from the outside basis differences in joint venture investments.
Sempra Renewables
Losses of $109 million in the three months ended June 30, 2018 compared to earnings of $23 million for the same period in 2017 was primarily due to:

▪
$145 million other-than-temporary impairment of certain U.S. wind equity method investments, as we discuss in Notes 5, 6 and 9 of the Notes to Condensed Consolidated Financial Statements herein; offset by

▪
$13 million higher earnings from our wind and solar tax equity investments placed in service in 2017 and 2018, primarily driven by higher pretax losses attributed to tax equity investors reflected in NCI.

Losses of $88 million in the first six months of 2018 compared to earnings of $34 million for the same period in 2017 was primarily due to:

▪	$145 million other-than-temporary impairment of certain U.S. wind equity method investments; offset by

▪
$23 million higher earnings from our wind and solar tax equity investments placed in service in 2017 and 2018, primarily driven by higher pretax losses attributed to tax equity investors reflected in NCI, including the impact of the TCJA on NCI allocations computed using the HLBV method.

Sempra LNG & Midstream
Losses of $764 million in the three months ended June 30, 2018 compared to earnings of $27 million for the same period in 2017 was primarily due to:

▪
$801 million impairment of certain non-utility natural gas storage assets in the southeast U.S., some of which have been classified as held for sale, as we discuss in Notes 5 and 9 of the Notes to Condensed Consolidated Financial Statements herein; and

▪
$34 million settlement proceeds in 2017 from a breach of contract claim against a counterparty in bankruptcy court, of which $28 million related to the charge in 2016 from the permanent release of certain pipeline capacity; offset by

▪	$46 million losses attributable to noncontrolling interests in 2018 related to the impairment.
Losses of $780 million in the first six months of 2018 compared to earnings of $28 million for the same period in 2017 was primarily due to:

▪	$801 million impairment of certain non-utility natural gas storage assets in the southeast U.S., some of which have been classified as held for sale;

▪
$34 million settlement proceeds in 2017 from a breach of contract claim against a counterparty in bankruptcy court, of which $28 million related to the charge in 2016 from the permanent release of certain pipeline capacity;

▪	$14 million lower earnings from midstream activities, primarily driven by changes in natural gas prices, of which $1 million relates to the lower federal income tax rate in 2018; and

▪	$9 million unfavorable adjustment in 2018 to TCJA provisional amounts recorded in 2017 related to the remeasurement of deferred income taxes; offset by

▪	$46 million losses attributable to noncontrolling interests in 2018 related to the impairment.
Parent and Other
The increase in losses of $88 million in the three months ended June 30, 2018 was primarily due to:

▪	$56 million increase in net interest expense, of which $16 million relates to the lower tax rate in 2018;

▪	$25 million of mandatory convertible preferred stock dividends; and

▪
$9 million lower investment gains in 2018 on dedicated assets in support of our executive retirement and deferred compensation plans, including higher deferred compensation expense associated with these investments.

The increase in losses of $198 million in the first six months of 2018 was primarily due to:

▪	$86 million increase in net interest expense, of which $28 million relates to the lower tax rate in 2018;

▪	$53 million of mandatory convertible preferred stock dividends;

▪
$15 million income tax expense in 2018 compared to $15 million income tax benefit in 2017, which includes $16 million income tax expense in 2018 to adjust TCJA provisional amounts recorded in 2017 primarily related to withholding tax on our expected future repatriation of foreign undistributed earnings; and

▪
$23 million lower investment gains in 2018 on dedicated assets in support of our executive retirement and deferred compensation plans, net of lower deferred compensation expense associated with these investments.

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
The table below reconciles Sempra Energy Adjusted Earnings and Adjusted Diluted EPS to GAAP (Losses) Earnings and GAAP Diluted EPS, which we consider to be the most directly comparable financial measures calculated in accordance with U.S. GAAP, for the three months and six months ended June 30, 2018 and 2017. SDG&E did not have any adjustments to earnings for the three months and six months ended June 30, 2018 or 2017.

SEMPRA ENERGY ADJUSTED EARNINGS AND ADJUSTED EPS
(Dollars in millions, except per share amounts)
	Pretax amount	Income tax (benefit) expense(1)	Non-controlling interests	Earnings	Diluted EPS
	Three months ended June 30, 2018
Sempra Energy GAAP Losses				$(561)	$(2.11)
Excluded items:
Impairment of non-utility natural gas storage assets	$1,300	$(499)	$(46)	755	2.82
Impairment of U.S. wind equity method investments	200	(55)	—	145	0.54
Impacts associated with Aliso Canyon litigation	1	21	—	22	0.08
Impact of dilutive shares excluded from GAAP losses(2)				—	0.02
Sempra Energy Adjusted Earnings				$361	$1.35
Weighted-average number of shares outstanding, diluted (thousands)					267,536
	Three months ended June 30, 2017
Sempra Energy GAAP Earnings				$259	$1.03
Excluded items:
Impairment of TdM assets held for sale	$71	$—	$(24)	47	0.19
Deferred income tax benefit associated with TdM	—	(3)	1	(2)	(0.01)
Recoveries related to 2016 permanent release of pipeline capacity	(47)	19	—	(28)	(0.11)
Sempra Energy Adjusted Earnings				$276	$1.10
Weighted-average number of shares outstanding, diluted (thousands)					252,822
	Six months ended June 30, 2018
Sempra Energy GAAP Losses				$(214)	$(0.82)
Excluded items:
Impairment of non-utility natural gas storage assets	$1,300	$(499)	$(46)	755	2.86
Impairment of U.S. wind equity method investments	200	(55)	—	145	0.55
Impacts associated with Aliso Canyon litigation	1	21	—	22	0.08
Impact from the TCJA	—	25	—	25	0.10
Impact of dilutive shares excluded from GAAP losses(2)				—	0.01
Sempra Energy Adjusted Earnings				$733	$2.78
Weighted-average number of shares outstanding, diluted (thousands)					263,584
	Six months ended June 30, 2017
Sempra Energy GAAP Earnings				$700	$2.77
Excluded items:
Impairment of TdM assets held for sale	$71	$—	$(24)	47	0.19
Deferred income tax benefit associated with TdM	—	(8)	3	(5)	(0.02)
Recoveries related to 2016 permanent release of pipeline capacity	(47)	19	—	(28)	(0.11)
Sempra Energy Adjusted Earnings				$714	$2.83
Weighted-average number of shares outstanding, diluted (thousands)					252,609

(1)
Except for adjustments that are solely income tax and tax related to outside basis differences, income taxes were primarily calculated based on applicable statutory tax rates. Income taxes associated with TdM were calculated based on the applicable statutory tax rate, including translation from historic to current exchange rates. An income tax benefit of $12 million associated with the 2017 TdM impairment has been fully reserved.

(2)
In both the three months and six months ended June 30, 2018, total weighted-average number of potentially dilutive securities of 1.7 million were not included in the computation of GAAP losses per common share since to do so would have decreased the loss per share.

The table below reconciles SoCalGas Adjusted Earnings to GAAP Earnings, which we consider to be the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the three months and six months ended June 30, 2018. SoCalGas did not have adjusted earnings for the three months and six months ended June 30, 2017.

SOCALGAS ADJUSTED EARNINGS
(Dollars in millions)
	Pretax amount	Income tax expense(1)	Earnings
	Three months ended June 30, 2018
SoCalGas GAAP Earnings			$33
Excluded item:
Impacts associated with Aliso Canyon litigation	$1	$21	22
SoCalGas Adjusted Earnings			$55
	Six months ended June 30, 2018
SoCalGas GAAP Earnings			$258
Excluded item:
Impacts associated with Aliso Canyon litigation	$1	$21	22
SoCalGas Adjusted Earnings			$280

(1)	Income taxes were calculated based on applicable statutory tax rates, except for adjustments that are solely income tax.
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
The California Utilities’ revenues are decoupled from, or not tied to, actual sales volumes. SoCalGas recognizes annual authorized revenue for core natural gas customers using seasonal factors established in the Triennial Cost Allocation Proceeding. Accordingly, a significant portion of SoCalGas’ annual earnings are recognized in the first and fourth quarters of each year. SDG&E’s authorized revenue recognition is also impacted by seasonal factors, resulting in higher earnings in the third quarter when electric loads are typically higher than in the other three quarters of the year. We discuss this decoupling mechanism and its effects further in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.
The table below summarizes revenues and cost of sales for our consolidated utilities.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Electric revenues:
SDG&E	$938	$946	$1,822	$1,821
Sempra South American Utilities	370	362	778	752
Eliminations and adjustments(1)	—	(1)	(2)	(3)
Total	1,308	1,307	2,598	2,570
Natural gas revenues:
SoCalGas	772	770	1,898	2,011
SDG&E	113	112	284	294
Sempra Mexico	13	25	41	55
Eliminations and adjustments(1)	(16)	(17)	(33)	(35)
Total	882	890	2,190	2,325
Total utilities revenues	$2,190	$2,197	$4,788	$4,895
Cost of electric fuel and purchased power:
SDG&E	$323	$316	$597	$577
Sempra South American Utilities	237	237	512	503
Eliminations and adjustments(1)	(3)	—	(6)	—
Total	$557	$553	$1,103	$1,080
Cost of natural gas:
SoCalGas	$150	$179	$439	$587
SDG&E	30	38	80	103
Sempra Mexico	2	15	15	34
Eliminations and adjustments(1)	(3)	(4)	(7)	(11)
Total	$179	$228	$527	$713

(1)	Includes eliminations of intercompany activity.

Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended June 30, 2018, our electric revenues increased by $1 million, remaining at $1.3 billion, primarily due to:

▪	$8 million increase at Sempra South American Utilities, which included:

◦	$17 million higher rates at Luz del Sur, and

◦	$9 million due to foreign currency exchange rate effects, and

◦	$3 million higher volumes at Chilquinta Energía, offset by

◦	$17 million lower rates at Chilquinta Energía, and

◦	$7 million lower volumes at Luz del Sur, primarily driven by the migration of regulated and non-regulated customers to tolling customers, who pay only a tolling fee; offset by

▪	$8 million decrease at SDG&E, which included:

◦	$14 million revenue requirement deferral due to the effect of the TCJA,

◦
$10 million revenue requirement deferral related to the SONGS settlement, which is offset by the discontinuation of amortization, as we discuss in Note 10 of the Notes to Condensed Consolidated Financial Statements herein,

◦	$3 million lower revenues from transmission operations, and

◦	$3 million lower cost of capital due to the CPUC decision to reduce ROE from 10.30 percent in 2017 to 10.20 in 2018, offset by

◦	$11 million decrease in charges in 2018 associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD,

◦	$7 million higher cost of electric fuel and purchased power, which we discuss below, and

◦	$7 million increase in 2018 due to an increase in rates permitted under the attrition mechanism in the 2016 GRC FD.
Our utilities’ cost of electric fuel and purchased power increased by $4 million (1%) to $557 million in the three months ended June 30, 2018 mainly due to a $7 million increase at SDG&E primarily due to higher electricity market costs, offset by lower costs of purchased power from renewable sources due to decreased solar and wind production. Sempra South American Utilities’ cost of electric fuel and purchased power remained consistent with the prior year, and included:

▪	$9 million higher prices at Luz del Sur; and

▪	$7 million due to foreign currency exchange rate effects; offset by

▪	$14 million lower prices at Chilquinta Energía.
In the first six months of 2018, our electric revenues increased by $28 million (1%), remaining at $2.6 billion, primarily due to:

▪	$26 million increase at Sempra South American Utilities, which included:

◦	$32 million higher rates at Luz del Sur, and

◦	$26 million due to foreign currency exchange rate effects, offset by

◦	$25 million lower volumes at Luz del Sur, primarily driven by weather and the migration of regulated and non-regulated customers to tolling customers, who pay only a tolling fee, and

◦	$11 million lower rates at Chilquinta Energía; and

▪	$1 million increase at SDG&E, which included:

◦	$20 million higher cost of electric fuel and purchased power, which we discuss below,

◦	$17 million due to revised electric distribution seasonality factors in 2018,

◦	$15 million increase due to 2018 attrition,

◦	$7 million decrease in charges in 2018 associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD, and

◦	$5 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M, offset by

◦	$29 million revenue requirement deferral due to the effect of the TCJA,

◦	$20 million revenue requirement deferral related to the SONGS settlement, which is offset by the discontinuation of amortization,

◦	$7 million higher non-service component of net periodic benefit credit in 2018, which is fully offset in Other Income, Net,

◦	$7 million lower revenues from transmission operations, and

◦	$6 million lower cost of capital.
In the first six months of 2018, our utilities’ cost of electric fuel and purchased power increased by $23 million (2%), remaining at $1.1 billion, primarily due to:

▪	$20 million increase at SDG&E driven primarily by higher electricity market costs, offset by lower costs of purchased power from renewable sources due to decreased solar and wind production; and

▪	$9 million increase at Sempra South American Utilities, which included:

◦	$20 million higher prices at Luz del Sur, and

◦	$19 million due to foreign currency exchange rate effects, offset by

◦	$18 million lower volumes at Luz del Sur, and

◦	$13 million lower prices at Chilquinta Energía.

Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by the California Utilities and included in Cost of Natural Gas. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
SoCalGas	$2.34	$2.96	$2.70	$3.44
SDG&E	2.99	4.07	3.31	4.17

In the three months ended June 30, 2018, Sempra Energy’s natural gas revenues decreased by $8 million (1%) to $882 million primarily due to:

▪
$12 million decrease at Sempra Mexico, primarily due to new regulations that went into effect on March 1, 2018 that no longer allow Ecogas to sell natural gas to high consumption end users (defined by the CRE as customers with annual consumption that exceeds 4,735 MMBtu) and require those end users to procure their natural gas needs from natural gas marketers, including Sempra Mexico’s marketing business; offset by

▪	$2 million increase at SoCalGas, which included:

◦	$27 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M,

◦	$14 million increase due to 2018 attrition, and

◦	$11 million lower non-service component of net periodic benefit credit in 2018, which is fully offset in Other Income, Net, offset by

◦	$29 million decrease in cost of natural gas sold, which we discuss below,

◦	$12 million revenue requirement deferral due to the effect of the TCJA,

◦	$6 million lower cost of capital in 2018 due to the CPUC decision reducing ROE from 10.10 percent in 2017 to 10.05 percent in 2018, and

◦
$3 million lower revenues from capital projects, including $16 million decrease for advanced metering infrastructure, offset by $5 million increase for PSEP and $8 million increase for other capital projects; and

▪	$1 million increase at SDG&E, which included:

◦	$6 million decrease in charges in 2018 associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD, and

◦	$2 million increase due to 2018 attrition, offset by

◦	$8 million decrease in cost of natural gas sold, discussed below.
In the three months ended June 30, 2018, our cost of natural gas decreased by $49 million (21%) to $179 million primarily due to:

▪	$29 million decrease at SoCalGas due to $39 million from lower average gas prices, offset by $10 million from higher volumes driven by weather;

▪	$13 million decrease at Sempra Mexico primarily associated with the lower revenues at Ecogas; and

▪	$8 million decrease at SDG&E primarily due to lower average gas prices.
In the first six months of 2018, Sempra Energy’s natural gas revenues decreased by $135 million (6%) to $2.2 billion primarily due to:

▪	$113 million decrease at SoCalGas, which included:

◦	$148 million decrease in cost of natural gas sold, which we discuss below,

◦	$31 million revenue requirement deferral due to the effect of the TCJA,

◦	$16 million lower cost of capital in 2018,

◦	$11 million higher non-service component of net periodic benefit credit in 2018, which is fully offset in Other Income, Net, and

◦
$6 million lower revenues from capital projects, including $31 million decrease for advanced metering infrastructure, offset by $10 million increase for PSEP and $15 million increase for other capital projects, offset by

◦	$60 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M, and

◦	$38 million increase due to 2018 attrition;

▪	$14 million decrease at Sempra Mexico, primarily due to lower volumes at Ecogas primarily as a result of the new regulations that went into effect in 2018, which we discuss above; and

▪	$10 million decrease at SDG&E, which included:

◦	$23 million decrease in the cost of natural gas sold, discussed below, offset by

◦	$6 million decrease in charges in 2018 associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD, and

◦	$5 million increase due to 2018 attrition.
In the first six months of 2018, our cost of natural gas decreased by $186 million (26%) to $527 million primarily due to:

▪	$148 million decrease at SoCalGas due to $121 million from lower average gas prices and $27 million from lower volumes driven by weather;

▪	$23 million decrease at SDG&E primarily due to lower average gas prices; and

▪	$19 million decrease at Sempra Mexico primarily associated with the lower revenues at Ecogas.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUES
Sempra South American Utilities	$19	$19	$37	$41
Sempra Mexico	297	248	577	482
Sempra Renewables	40	26	65	48
Sempra LNG & Midstream	79	122	183	254
Eliminations and adjustments(1)	(61)	(79)	(124)	(156)
Total revenues	$374	$336	$738	$669
COST OF SALES(2)
Cost of natural gas, electric fuel and purchased power:
Sempra South American Utilities	$5	$4	$10	$8
Sempra Mexico	64	49	122	100
Sempra LNG & Midstream	55	85	120	173
Eliminations and adjustments(1)	(55)	(76)	(114)	(152)
Total	$69	$62	$138	$129
Other cost of sales:
Sempra South American Utilities	$13	$12	$26	$27
Sempra Mexico	2	—	5	3
Sempra LNG & Midstream	4	(50)	9	(43)
Eliminations and adjustments(1)	—	—	(3)	(3)
Total	$19	$(38)	$37	$(16)

(1)	Includes eliminations of intercompany activity.

(2)	Excludes depreciation and amortization, which are presented separately on the Sempra Energy Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2018, revenues from our energy-related businesses increased by $38 million (11%) to $374 million primarily due to:

▪	$49 million increase at Sempra Mexico primarily due to:

◦	$15 million increase primarily due to pipeline assets placed in service in the second quarter of 2017,

◦	$14 million increase at TdM primarily due to a plant outage in 2017 as a result of scheduled major maintenance, and

◦
$10 million higher revenues from the marketing business, primarily due to new regulations that went into effect on March 1, 2018 that require high consumption end users (previously serviced by Ecogas and other natural gas utilities) to procure their natural gas needs from natural gas marketers, including Sempra Mexico’s marketing business, offset by lower natural gas prices;

▪	$18 million from lower intercompany eliminations associated with sales between Sempra LNG & Midstream and Sempra Mexico; and

▪	$14 million increase at Sempra Renewables primarily due to solar and wind assets placed in service during the fourth quarter of 2017 and the second quarter of 2018; offset by

▪	$43 million decrease at Sempra LNG & Midstream primarily due to:

◦
$27 million costs associated with indemnity payments to Sempra Mexico in 2018. Indemnity payments for 2017 were recorded in Cost of Natural Gas, Electric Fuel and Purchased Power prior to adoption of ASC 606, and

◦	$7 million from natural gas marketing activities primarily from changes in natural gas prices.
In the three months ended June 30, 2018, the cost of natural gas, electric fuel and purchased power for our energy-related businesses increased by $7 million (11%) to $69 million primarily due to:

▪	$21 million primarily from lower intercompany eliminations of costs associated with 2017 indemnity payments from Sempra LNG & Midstream to Sempra Mexico; and

▪
$15 million increase at Sempra Mexico mainly associated with higher revenues from the marketing business as a result of natural gas sales in the distribution market driven by new regulations that went into effect in 2018, offset by lower natural gas prices. The increase at Sempra Mexico was also due to higher volumes in 2018 due to the TdM plant outage in 2017; offset by

▪	$30 million decrease at Sempra LNG & Midstream primarily due to indemnity payments to Sempra Mexico in 2017.
In the first six months of 2018, revenues from our energy-related businesses increased by $69 million (10%) to $738 million primarily due to:

▪	$95 million increase at Sempra Mexico primarily due to:

◦	$40 million higher revenues primarily due to pipeline assets placed in service in the second quarter of 2017,

◦	$27 million increase at TdM primarily due to the plant outage in 2017 as a result of scheduled major maintenance, and

◦	$15 million higher revenues from the marketing business, primarily due to the new regulations that went into effect in 2018, which we discuss above, offset by lower natural gas prices;

▪	$32 million from lower intercompany eliminations associated with sales between Sempra LNG & Midstream and Sempra Mexico; and

▪	$17 million increase at Sempra Renewables primarily due to solar and wind assets placed in service during the fourth quarter of 2017 and the second quarter of 2018; offset by

▪	$71 million decrease at Sempra LNG & Midstream primarily due to:

◦
$51 million costs associated with indemnity payments to Sempra Mexico in 2018. Indemnity payments for 2017 were recorded in Cost of Natural Gas, Electric Fuel and Purchased Power prior to adoption of ASC 606, and

◦	$25 million from natural gas marketing activities primarily from changes in natural gas prices, offset by

◦	$12 million from LNG sales to Cameron LNG JV in January 2018.
In the first six months of 2018, the cost of natural gas, electric fuel and purchased power for our energy-related businesses increased by $9 million (7%) to $138 million primarily due to:

▪	$38 million from lower intercompany eliminations of costs primarily associated with 2017 indemnity payments from Sempra LNG & Midstream to Sempra Mexico; and

▪
$22 million increase at Sempra Mexico primarily associated with higher revenues from the marketing business as a result of the new regulations that went into effect in 2018, offset by lower natural gas prices. The increase at Sempra Mexico was also due to higher volumes in 2018 due to the TdM plant outage in 2017; offset by

▪	$53 million decrease at Sempra LNG & Midstream primarily due to indemnity payments to Sempra Mexico in 2017.
In each of the three months and six months ended June 30, 2017, other cost of sales included $57 million settlement proceeds received by Sempra LNG & Midstream in May 2017 from a breach of contract claim against a counterparty, of which $47 million is related to the charge in 2016 from permanent release of pipeline capacity.

Operation and Maintenance
Our O&M increased by $35 million (5%) to $783 million in the three months ended June 30, 2018 primarily due to:

▪	$31 million increase at SoCalGas primarily from higher expenses associated with CPUC-authorized refundable programs for which costs incurred are recovered in revenue (refundable program expenses); and

▪	$10 million increase at SDG&E primarily from higher refundable program expenses; offset by

▪	$9 million decrease at Sempra Mexico, primarily from scheduled major maintenance at TdM in the second quarter of 2017.
In the first six months of 2018, O&M increased by $97 million (7%) to $1.6 billion primarily due to:

▪	$59 million increase at SoCalGas primarily from higher refundable program expenses; and

▪	$27 million increase at SDG&E, which included:

◦	$12 million higher non-refundable operating costs, including labor, contract services and administrative and support costs,

◦
$11 million reimbursement of litigation costs in 2017 associated with the arbitration ruling over the SONGS replacement steam generators, as we discuss in Note 10 of the Notes to the Condensed Consolidated Financial Statements herein, and

◦	$8 million higher refundable program expenses.
Impairment Losses
In June 2018, Sempra LNG & Midstream recognized a $1.3 billion impairment loss for certain non-utility natural gas storage assets in the southeast U.S., as we discuss in Notes 5 and 9 of the Notes to Condensed Consolidated Financial Statements herein.
In the second quarter of 2017, Sempra Mexico reduced the carrying value of TdM by recognizing a noncash impairment charge of $71 million.
Other (Expense) Income, Net
As part of our central risk management function, we enter into foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains associated with these derivatives are included in Other (Expense) Income, Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Taxes and in earnings from Sempra Mexico’s equity method investments. We discuss policies governing our risk management in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report.
Other expense, net, of $54 million in the three months ended June 30, 2018 compared to other income, net, of $108 million in the same period in 2017 was primarily due to:

▪	$96 million losses in 2018 from interest rate and foreign exchange instruments and foreign currency transactions compared to $38 million gains in 2017 primarily due to:

◦
$47 million foreign currency loss in 2018 compared to a $6 million foreign currency gain in 2017 on a Mexican peso-denominated loan to the IMG joint venture, which is offset in Equity (Losses) Earnings, and

◦	$37 million losses in 2018 on foreign currency derivatives compared to $32 million gains in 2017 as a result of fluctuation of the Mexican peso;

▪	$11 million decrease in equity-related AFUDC mainly from completion of pipeline projects at Sempra Mexico in 2017;

▪	$10 million lower non-service component of net periodic benefit credit in 2018, primarily at SoCalGas; and

▪	$8 million lower investment gains in 2018 on dedicated assets in support of our executive retirement and deferred compensation plans.
Other income, net, decreased by $183 million to $99 million in the first six months of 2018 primarily due to:

▪	$4 million losses in 2018 from interest rate and foreign exchange instruments and foreign currency transactions compared to $111 million gains in 2017 primarily due to:

◦	$90 million lower gains in 2018 on foreign currency derivatives as a result of fluctuation of the Mexican peso, and

◦
$11 million foreign currency loss in 2018 compared to $17 million foreign currency gain in 2017, which includes $8 million foreign currency loss in 2018 compared to a $6 million gain in 2017 on a Mexican peso-denominated loan to the IMG joint venture, which is offset in Equity (Losses) Earnings;

▪	$56 million decrease in equity-related AFUDC mainly from completion of pipeline projects at Sempra Mexico in 2017; and

▪	$25 million lower investment gains in 2018 on dedicated assets in support of our executive retirement and deferred compensation plans; offset by

▪	$17 million higher non-service component of net periodic benefit credit in 2018, including $9 million at SDG&E and $10 million at SoCalGas.

Interest Income
Interest income increased by $13 million and $40 million in the three months and six months ended June 30, 2018, respectively, primarily due to interest from a Mexican peso-denominated loan from Sempra Mexico to the IMG joint venture. In the six months ended June 30, 2018, the increase was also due to interest primarily from short-term investments related to funds raised from the January debt and equity offerings in anticipation of the Merger.
Interest Expense
Interest expense increased by $78 million (49%) and $125 million (38%) in the three months and six months ended June 30, 2018, respectively, primarily due to long-term debt issuances, primarily to finance the Merger, and an increase in short-term debt borrowings, both at Parent and other.
Income Taxes
The table below shows the income tax expense and ETR for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sempra Energy Consolidated:
Income tax (benefit) expense	$(583)	$167	$(294)	$462

(Loss) income before income taxes and equity (losses) earnings
of unconsolidated subsidiaries	$(1,109)	$397	$(442)	$1,149
Equity (losses) earnings, before income tax(1)	(189)	18	(184)	21
Pretax (loss) income	$(1,298)	$415	$(626)	$1,170

Effective income tax rate	45%	40%	47%	39%
SDG&E:
Income tax expense	$42	$54	$98	$144
Income before income taxes	$188	$207	$413	$454
Effective income tax rate	22%	26%	24%	32%
SoCalGas:
Income tax expense	$23	$19	$82	$117
Income before income taxes	$57	$78	$341	$379
Effective income tax rate	40%	24%	24%	31%

(1)	We discuss how we recognize equity (losses) earnings in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

On December 22, 2017, the TCJA was signed into law. The TCJA reduced the U.S. statutory corporate federal income tax rate from 35 percent to 21 percent, effective January 1, 2018. We discuss the TCJA further in Note 1 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 1 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Consolidated
Income tax benefit in the three months and six months ended June 30, 2018 compared to an income tax expense for the same periods in 2017 was due to pretax losses in 2018 compared to pretax income in 2017. Pretax losses in 2018 include impairments at our Sempra LNG & Midstream and Sempra Renewables segments.
The higher ETR in the three months ended June 30, 2018 was primarily due to:

▪	$131 million income tax benefit in 2018 resulting from the reduced outside basis difference in Sempra LNG & Midstream as a result of the impairment of certain non-utility natural gas storage assets;

▪	$100 million income tax benefit in 2018 compared to a $52 million income tax expense in 2017 from foreign currency and inflation effects;

▪	$25 million valuation allowance in 2017 against deferred tax assets at TdM, including $12 million associated with the 2017 impairment; and

▪	$5 million lower income tax expense from the lower U.S. statutory corporate federal income tax rate in 2018; offset by

▪	$21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation; and

▪	$9 million favorable resolution in 2017 of prior years’ income tax items.
The higher ETR in the six months ended June 30, 2018 was primarily due to:

▪	$131 million income tax benefit in 2018 resulting from the reduced outside basis difference in Sempra LNG & Midstream as a result of the impairment of certain non-utility natural gas storage assets;

▪	$6 million income tax benefit in 2018 compared to a $149 million income tax expense in 2017 from foreign currency and inflation effects;

▪	$41 million lower income tax expense from the lower U.S. statutory corporate federal income tax rate in 2018; and

▪	$25 million valuation allowance in 2017 against deferred tax assets at TdM, including $12 million associated with the 2017 impairment; offset by

▪	$25 million income tax expense in 2018 to adjust provisional estimates recorded in 2017 for the effects of TCJA;

▪	$21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation;

▪	$15 million higher income tax expense related to share-based compensation; and

▪	$9 million favorable resolution in 2017 of prior years’ income tax items.
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
SDG&E
The decreases in SDG&E’s income tax expense in the three months and six months ended June 30, 2018 were due to a lower ETR and lower pretax income. For both the three-month and six-month periods, the lower ETR was primarily due to lower income tax expense ($20 million for the three-month period and $44 million for the six-month period) from the lower U.S. statutory corporate federal income tax rate in 2018, offset by an $8 million favorable resolution in 2017 of prior years’ income tax items.
SoCalGas
The increase in SoCalGas’ income tax expense in the three months ended June 30, 2018 was primarily due to a higher ETR offset by lower pretax income. The higher ETR was primarily due to $21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation, offset by $2 million from the lower U.S. statutory corporate federal income tax rate in 2018.
The decrease in SoCalGas’ income tax expense in the six months ended June 30, 2018 was primarily due to a lower ETR and lower pretax income. The lower ETR was primarily due to $31 million lower income tax expense from the lower U.S. statutory corporate federal income tax rate in 2018, offset by $21 million in 2018 associated with Aliso Canyon natural gas storage facility litigation.
Equity (Losses) Earnings
In the three months ended June 30, 2018, equity losses were $4 million compared to equity earnings of $18 million for the same period in 2017. The change was primarily due to:

▪
$200 million other-than-temporary impairment of certain wind equity method investments at Sempra Renewables that are included in our plan of sale, as we discuss in Notes 5, 6 and 9 of the Notes to Condensed Consolidated Financial Statements herein; offset by

▪	$114 million equity earnings, net of income tax, from our investment in Oncor Holdings, which we acquired in March 2018 and which owns an 80.25-percent interest in Oncor; and

▪	$71 million increase in equity earnings, net of income tax, at Sempra Mexico, which included:

◦
$47 million foreign currency gain in 2018 compared to a $6 million loss in 2017 at the IMG joint venture on its Mexican peso-denominated loans from its joint venture owners, which is fully offset in Other (Expense) Income, Net, and

◦	$18 million equity earnings in 2018 at the TAG joint venture mainly due to higher revenues and income tax benefits, offset by higher interest, operating and depreciation expenses.
In the first six months of 2018, equity losses were $24 million compared to equity earnings of $13 million for the same period in 2017. The change was primarily due to:

▪	$200 million other-than-temporary impairment of certain wind equity method investments that are included in our plan of sale; offset by

▪	$129 million equity earnings, net of income tax, from our investment in Oncor Holdings; and

▪	$30 million equity earnings, net of income tax, at Sempra Mexico in 2018 compared to $9 million equity losses, net of income tax, in 2017, which included:

◦
$8 million foreign currency gain in 2018 compared to a $6 million loss in 2017 at the IMG joint venture on its Mexican peso-denominated loans from its joint venture owners, which is fully offset in Other (Expense) Income, Net,

◦
$11 million equity losses in 2017 from DEN, which included $8 million of equity losses in DEN’s share of the TAG joint venture, prior to IEnova’s acquisition of the remaining 50-percent interest in DEN in November 2017, and

◦	$7 million equity earnings in 2018 at the TAG joint venture mainly due to higher revenues, offset by higher tax, interest, operating and depreciation expenses.
(Earnings) Losses Attributable to Noncontrolling Interests
Earnings attributable to NCI for the three months ended June 30, 2018 were $5 million compared to losses attributable to NCI of $12 million for the same period in 2017. The change was primarily due to:

▪	$64 million earnings attributable to NCI at Sempra Mexico in 2018 compared to losses of $15 million in 2017; offset by

▪	$46 million losses attributable to NCI at Sempra LNG & Midstream in 2018 related to the impairment of certain non-utility natural gas storage assets in the southeast U.S.; and

▪	$13 million higher pretax losses attributed to tax equity investors at Sempra Renewables.
In the first six months of 2018, losses attributable to NCI increased by $11 million primarily due to:

▪	$46 million losses attributable to NCI at Sempra LNG & Midstream in 2018 related to the impairment of certain non-utility natural gas storage assets;

▪	$31 million higher pretax losses attributed to tax equity investors at Sempra Renewables; and

▪	$1 million losses at Otay Mesa VIE in 2018 compared to earnings of $6 million in 2017; offset by

▪	$62 million earnings attributable to NCI at Sempra Mexico in 2018 compared to losses of $10 million in 2017.
Mandatory Convertible Preferred Stock Dividends
In the three months and six months ended June 30, 2018, our board of directors declared dividends of $25 million and $53 million, respectively, on our series A preferred stock that was issued on January 9, 2018.
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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy’s comparative results of operations. Changes in foreign currency translation rates between years impacted our comparative reported results as follows:

TRANSLATION IMPACT FROM CHANGE IN AVERAGE FOREIGN CURRENCY EXCHANGE RATES
(Dollars in millions)
	Second quarter 2018 compared to second quarter 2017	Year-to-date 2018 compared to year-to-date 2017
Higher earnings from foreign currency translation:
Sempra South American Utilities	$2	$4
Sempra Mexico – Ecogas	1	1
Total	$3	$5

Foreign Currency Transactional Impacts
Some income statement activities at our foreign operations and their joint ventures are also impacted by transactional gains and losses. A summary of these foreign currency transactional gains and losses included in our reported results is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended June 30,
	2018	2017	2018	2017
Other (expense) income, net(1)	$(54)	$108	$(96)	$39
Income tax benefit (expense)	583	(167)	100	(52)
Equity (losses) earnings	(4)	18	53	(9)
Net (loss) income	(530)	248	67	(35)
(Losses) earnings attributable to common shares	(561)	259	35	(18)
	Six months ended June 30,
	2018	2017	2018	2017
Other income, net(1)	$99	$282	$(4)	$114
Income tax benefit (expense)	294	(462)	6	(149)
Equity (losses) earnings	(24)	13	2	(22)
Net (loss) income	(172)	700	3	(96)
(Losses) earnings attributable to common shares	(214)	700	4	(45)

(1)
Total reported amount for the three months and six months ended June 30, 2017 adjusted for the retrospective adoption of ASU 2017-07, which we discuss in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
We expect to meet cash requirements of our operations through cash flows from operations, unrestricted cash and cash equivalents, borrowings under our credit facilities, distributions from our equity method investments, issuances of debt and equity securities, project financing and other equity sales, including partnering in joint ventures.
Our lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global and the California Utilities each have five-year revolving credit facilities expiring in 2020. The table below shows the amount of available funds, including available unused credit on these three credit facilities, at June 30, 2018. Our foreign operations have additional general purpose credit facilities aggregating $1.75 billion, with $1.36 billion available unused credit at June 30, 2018.

AVAILABLE FUNDS AT JUNE 30, 2018
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$252	$8	$83
Available unused credit(2)(3)	2,111	593	424

(1)
Amounts at Sempra Energy Consolidated include $158 million held in non-U.S. jurisdictions. We discuss repatriation in “Item 7. MD&A – Changes in Revenues, Costs and Earnings – Income Taxes” in the Annual Report and below in “Impacts of the TCJA.”

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

Sempra Energy Consolidated
We believe that these available funds, combined with cash flows from operations, and the proceeds from our equity offerings in July 2018, distributions from our equity method investments, issuances of debt and equity securities, project financing and other equity sales, including partnering in joint ventures, will be adequate to fund our current operations, including to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund dividends

▪	fund new business or asset acquisitions or start-ups

▪	fund capital contribution requirements

▪	repay maturing long-term debt

▪	fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
Sempra Energy and the California Utilities currently have ready access to the long-term debt markets and are not currently constrained in their ability to borrow at reasonable rates. However, changing economic conditions and our financing activities, including the issuance of $5 billion of long-term debt and approximately $2.6 billion of commercial paper, related to our acquisition of our investment in Oncor Holdings, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion of large projects. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. If these measures were necessary, they would primarily impact our Sempra Infrastructure businesses before we would reduce funds necessary for the ongoing needs of our utilities. We also expect to raise funds under our capital rotation plan, which we discuss below in “Factors Influencing Future Performance.” We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
Our short-term debt is primarily used to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures and acquisitions or start-ups. Our corporate short-term, unsecured promissory notes, or commercial paper, were our primary sources of short-term debt funding in the first six months of 2018. At our California Utilities, short-term debt is used primarily to meet working capital needs.
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
Equity Offerings
On July 13, 2018, we completed an offering of 9,750,000 shares of our common stock pursuant to forward sale agreements and issued 1,462,500 shares of our common stock directly to the underwriters of the offering as a result of the underwriters fully exercising their option to purchase shares from us solely to cover overallotments, receiving net proceeds from the overallotment shares of $163.6 million. We did not initially receive any proceeds from the offering of our common stock sold pursuant to the forward sale agreements. We expect to settle the forward sale agreements in one or more settlements on or prior to December 15, 2019, which is the scheduled final settlement date under the forward sale agreements. At the initial forward sale price of approximately $111.87 per share, we expect the net proceeds from full physical settlement of the forward sale agreements to be approximately $1.091 billion (net of underwriting discounts, but before deducting equity issuance costs, and subject to forward price adjustments under the forward sale agreements). If we elect to cash settle the forward sale agreements, we would expect to receive an amount of net proceeds that is significantly lower than estimated above, and we may not receive any net proceeds (or may owe cash, which could be a significant amount, to the forward purchasers). If we elect to net share settle the forward sale agreements in full, we would not receive any cash proceeds from the forward purchasers (and we may be required to deliver shares of our common stock to the forward purchasers and the number of those shares could be significant).
Also on July 13, 2018, we sold 5,750,000 shares of our 6.75% mandatory convertible preferred stock, series B, receiving net proceeds of approximately $565.5 million.

We used the net proceeds from these offerings to repay commercial paper, to fund working capital and for other general corporate purposes. We provide additional discussion regarding these equity offerings in Note 13 of the Notes to Condensed Consolidated Financial Statements herein.
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
Loans to/from Affiliates
At June 30, 2018, Sempra Energy has loans to unconsolidated affiliates totaling $634 million, and has a $36 million loan from an unconsolidated affiliate, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements herein.
California Utilities
SDG&E and SoCalGas expect that the available unused credit described above, cash flows from operations, and debt issuances will continue to be adequate to fund their respective operations. The California Utilities manage their capital structure and pay dividends when appropriate and as approved by their respective boards of directors.
SDG&E declared and paid common stock dividends of $450 million in the year ended December 31, 2017. SDG&E’s dividends on common stock declared on an annual historical basis may not be indicative of future declarations, and could be impacted over the next few years in order for SDG&E to maintain its authorized capital structure while managing its capital investment program (over $1.3 billion in 2018).
As a result of SoCalGas’ capital investment program of over $1 billion per year, SoCalGas has not declared or paid common stock dividends since 2015. SoCalGas’ common stock dividends in the next few years will be impacted by its ability to maintain its authorized capital structure while managing its capital investment program (approximately $1.4 billion in 2018).
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
SDG&E’s “Commodity – electric” balancing accounts include the following:

▪
Energy Resource Recovery Balancing Account (ERRA) – tracks the difference between amounts billed to customers and the actual cost of electric fuel and purchased power. SDG&E’s ERRA balance was undercollected by $176 million and $51 million at June 30, 2018 and December 31, 2017, respectively. The increase in the ERRA undercollected balance in 2018 is primarily due to lower than forecasted electric volume in conjunction with seasonalized electric rates. We expect the ERRA balance to decrease with higher electric volumes in the summer months.

▪
Electric Distribution Fixed Cost Account (EDFCA) – tracks the difference between the amounts billed to customers and the authorized margin and other costs allocated to electric distribution customers. SDG&E’s EDFCA balance was undercollected by $90 million and $112 million at June 30, 2018 and December 31, 2017, respectively. The undercollection is driven by lower than forecasted electric volumes sold in 2018 and 2017.

Similarly, SoCalGas’ “Commodity – gas, including transportation” balancing accounts include:

▪
Core Fixed Cost Account (CFCA) – tracks the difference between amounts billed to customers and the authorized margin and other costs allocated to core customers. Because mild weather experienced in 2018 and 2017 resulted in lower natural gas consumption compared to authorized levels, SoCalGas’ CFCA balance was undercollected by $191 million and $164 million at June 30, 2018 and December 31, 2017, respectively.

SDG&E
SDG&E has a tolling agreement to purchase power generated at OMEC, a 605-MW generating facility. A related agreement provides SDG&E with the option to purchase OMEC at the end of the contract term in October 2019, or upon earlier termination of the PPA, at a predetermined price subject to adjustments. If SDG&E does not exercise its option (referred to as the call option), under the terms of the agreement, the counterparty can require SDG&E to purchase the power plant for $280 million, subject to adjustments, on or before October 3, 2019 (referred to as the put option), or upon earlier termination of the PPA. SDG&E does not expect to exercise its call option to purchase OMEC.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
We provide information on the natural gas leak at the Aliso Canyon natural gas storage facility further in Note 11 of the Notes to Condensed Consolidated Financial Statements herein and in “Factors Influencing Future Performance” below, as well as in “Item 1A. Risk Factors” in the Annual Report. The costs of defending against the related civil and criminal lawsuits and cooperating with related investigations, and any damages, restitution, and civil, administrative and criminal fines, costs and other penalties, if awarded or imposed, as well as costs of mitigating the actual natural gas released, could be significant, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), if there were to be significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations. Also, higher operating costs and additional capital expenditures incurred by SoCalGas as a result of new laws, orders, rules and regulations arising out of this incident or our responses thereto could be significant and may not be recoverable in customer rates, which may have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations. In addition, if it is determined that the Aliso Canyon natural gas storage facility was out of service for more than nine consecutive months, we may be unable to recover this investment in rates.
The costs incurred to remediate and stop the Leak and to mitigate local community impacts are significant and may increase, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), if there were to be significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Sempra Texas Utility
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein, on March 9, 2018, Sempra Energy completed transactions resulting in the acquisition of an indirect ownership of an 80.25-percent interest in Oncor for a total purchase price paid of $9.57 billion, including Merger Consideration of $9.45 billion.
As we discuss in Notes 1 and 7 of the Notes to Condensed Consolidated Financial Statements herein, our registered public offerings of common stock (including shares offered pursuant to forward sale agreements), series A preferred stock and long-term debt completed in January 2018 provided total initial net proceeds of approximately $7.0 billion for partial funding of the Merger Consideration, of which approximately $800 million was used to pay down commercial paper, pending the closing of the Merger.
On March 8, 2018, to fund a portion of the Merger Consideration, we settled approximately $900 million (net of underwriting discounts) of forward sales under the forward sale agreements and raised the remaining portion of the Merger Consideration through issuances of approximately $2.6 billion in commercial paper, with a weighted-average maturity of 47 days and a weighted-average interest rate of 2.2 percent per annum.

In June 2018, we settled approximately $800 million (net of underwriting discounts) of forward sales under the forward sale agreements and used the proceeds from these settlements to repay long-term debt maturing in June 2018 and to repay commercial paper used to fund a portion of the Merger Consideration. An additional 7,156,185 shares may be settled in our common stock pursuant to forward sales under the forward sale agreements.
Upon closing of the Merger, our funding of the total purchase price was comprised of approximately 31 percent equity and approximately 69 percent debt, which does not include the $800 million of settlements in June 2018 or additional shares that we may settle in our common stock pursuant to forward sale agreements. We intend to ultimately fund the total purchase price with approximately 65 percent equity and approximately 35 percent debt, including the net proceeds from the offerings in January 2018 and the forward equity sale settlements in March and June of 2018. As we discuss in Note 13 of the Notes to Condensed Consolidated Financial Statements herein, on July 13, 2018, we raised an additional approximately $729 million (net of underwriting discounts, but before deducting equity issuance costs) of equity through the sales of $565.5 million of series B preferred stock and $163.6 million of common stock. We did not initially receive any proceeds from the sale of our common stock sold by the forward sellers to the underwriters. At the initial forward sale price of approximately $111.87 per share, we expect that the net proceeds from full physical settlement of the forward sale agreements would be approximately $1.091 billion (net of underwriting discounts, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). Assuming physical settlement of all outstanding forward sales agreements, we will have achieved funding the total purchase price with approximately 65 percent of equity. If we do not physically settle all of the forward settlement agreements, we may use cash from operations and proceeds from asset sales in place of some equity financing. Some of the equity financing subsequent to the Merger (including proceeds we receive from the settlement of the remaining portion of our forward sale agreements and from other sales of common stock) may be used to repay indebtedness incurred to finance a portion of the total purchase price. The forward sale agreements permit us to elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. We expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds. However, if we were to elect cash settlement or net share settlement, the amount of cash proceeds we receive upon settlement would differ, perhaps substantially, or we may not receive any cash proceeds or we may deliver cash (in an amount which could be significant) or shares of our common stock to the forward purchasers. We expect to settle the remaining portion of the forward sale agreements in one or more settlements no later than December 15, 2019, which is the final settlement date under the agreements.
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
On April 23, 2018, we contributed $117 million in cash, commensurate with our ownership interest, to Oncor. On July 25, 2018, Oncor’s board of directors declared a dividend of $30 million, of which $24 million is Oncor Holdings’ commensurate share. On August 1, 2018, Oncor Holdings distributed $24 million to Sempra Energy in the form of dividends and a tax sharing payment of $9 million and $15 million, respectively.
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

IEnova did not pay dividends to minority shareholders in the six months ended June 30, 2018 and paid $67 million in the year ended December 31, 2017. In July 2018, IEnova’s board of directors declared dividends of $71 million to minority shareholders payable in August 2018.
Sempra Renewables
As we discuss in Notes 5 and 9 of the Notes to Condensed Consolidated Financial Statements herein and below in “Factors Influencing Future Performance,” on June 25, 2018, our board of directors approved a plan to sell our entire portfolio of U.S. wind and U.S. solar assets. We expect Sempra Renewables to require funds for the development of and investment in electric renewable energy projects. Projects at Sempra Renewables may be financed through a combination of operating cash flow, project financing, funds from the parent, partnering in joint ventures, and other forms of equity sales, including tax equity. The varying costs and structure of these alternative financing sources impact the projects’ returns and their earnings profiles.
Sempra LNG & Midstream
As we discuss in Notes 5 and 9 of the Notes to Condensed Consolidated Financial Statements herein and below in “Factors Influencing Future Performance,” on June 25, 2018, our board of directors approved a plan to sell certain non-utility natural gas storage assets in the southeast U.S. Included in the plan of sale are Mississippi Hub and our 90.9-percent ownership interest in Bay Gas.
We expect Sempra LNG & Midstream to require funding for the development and expansion of its remaining portfolio of projects, which may be financed through a combination of operating cash flow, funding from the parent, project financing and partnering in joint ventures.
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
CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	Six months ended June 30, 2018	2018 change		Six months ended June 30, 2017
Sempra Energy Consolidated	$1,629	$(260)	(14)%	$1,889
SDG&E	644	(46)	(7)	690
SoCalGas	749	(106)	(12)	855

Sempra Energy Consolidated
Cash provided by operating activities at Sempra Energy decreased in 2018 primarily due to:

▪
$84 million net increase in Insurance Receivable for Aliso Canyon Costs in 2018 compared to a $52 million net decrease in 2017. The $84 million net increase primarily includes $101 million of additional accruals, partially offset by $16 million in insurance proceeds received;

▪	$126 million in purchases of GHG allowances at the California Utilities in 2018 compared to $40 million in 2017;

▪	$176 million decrease in accounts receivable in 2018 compared to a $261 million decrease in 2017;

▪	$73 million lower net income, adjusted for noncash items included in earnings, in 2018 compared to 2017;

▪	$26 million cash outflow for net collateral posted for natural gas marketing activities at Sempra LNG & Midstream in 2018 compared to a $17 million cash inflow in 2017;

▪	$29 million increase in seasonal liability related to temporary LIFO liquidation at SoCalGas in 2017, primarily due to changes in natural gas inventory value;

▪	$26 million payment in 2018 for marine concession fees for liquid fuels terminals; and

▪	$23 million higher contributions to the Rabbi Trust in 2018; offset by

▪	$5 million decrease in income taxes receivable in 2018 compared to a $63 million increase in 2017;

▪	$65 million increase in deferred revenue requirement due to the TCJA at the California Utilities in 2018;

▪	$138 million increase in net overcollected regulatory balancing accounts (including long-term amounts included in regulatory assets) at SoCalGas in 2018 compared to a $79 million increase in 2017;

▪
$56 million net increase in Reserve for Aliso Canyon Costs in 2018 compared to a $10 million increase in 2017. The $56 million net increase in 2018 includes $101 million of additional accruals, offset by $45 million of cash paid; and

▪	$16 million increase in net undercollected regulatory balancing accounts (including long-term amounts included in regulatory assets) at SDG&E in 2018 compared to a $47 million increase in 2017.
SDG&E
Cash provided by operating activities at SDG&E decreased in 2018 primarily due to:

▪	$20 million increase in income taxes receivable in 2018 compared to a $35 million decrease in 2017;

▪	$62 million in purchases of GHG allowances in 2018 compared to $8 million in 2017; and

▪	$46 million decrease in net income, adjusted for noncash items included in earnings, in 2018 compared to 2017; offset by

▪	$34 million increase in deferred revenue requirement due to the TCJA in 2018;

▪	$16 million increase in net undercollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2018 compared to a $47 million increase in 2017;

▪	$1 million increase in accounts receivable in 2018 compared to a $21 million increase in 2017; and

▪	$9 million increase in inventory in 2017.
SoCalGas
Cash provided by operating activities at SoCalGas decreased in 2018 primarily due to:

▪
$84 million net increase in Insurance Receivable for Aliso Canyon Costs in 2018 compared to a $52 million net decrease in 2017. The $84 million net increase primarily includes $101 million of additional accruals, partially offset by $16 million in insurance proceeds received;

▪	$159 million decrease in accounts payable in 2018 compared to a $104 million decrease in 2017;

▪	$187 million decrease in accounts receivable in 2018 compared to a $234 million decrease in 2017;

▪	$64 million in purchases of GHG allowances in 2018 compared to $32 million in 2017; and

▪	$29 million increase in seasonal liability related to temporary LIFO liquidation in 2017, primarily due to changes in natural gas inventory value; offset by

▪	$138 million increase in net overcollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2018 compared to a $79 million increase in 2017;

▪
$56 million net increase in Reserve for Aliso Canyon Costs in 2018 compared to a $10 million increase in 2017. The $56 million net increase in 2018 includes $101 million of additional accruals, offset by $45 million of cash paid;

▪	$45 million decrease in inventory in 2018 compared to a $13 million decrease in 2017;

▪	$31 million increase in deferred revenue requirement due to the TCJA in 2018; and

▪	$16 million higher net income, adjusted for noncash items included in earnings, in 2018 compared to 2017.

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	Six months ended June 30, 2018	2018 change		Six months ended June 30, 2017(1)
Sempra Energy Consolidated	$(11,740)	$9,682	470%	$(2,058)
SDG&E	(845)	113	15	(732)
SoCalGas	(779)	13	2	(766)
(1) Reflects the adoption of ASU 2016-18, as we discuss in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.
Sempra Energy Consolidated
Cash used in investing activities at Sempra Energy increased in 2018 primarily due to:

▪
$9.57 billion paid, including $9.45 billion of Merger Consideration, for the acquisition of our investment in Oncor Holdings in March 2018, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein;

▪	$139 million increase in capital expenditures; and

▪	$117 million cash contribution made to Oncor; offset by

▪	$99 million lower advances to unconsolidated affiliates; and

▪	$67 million higher repayments from advances to unconsolidated affiliates.
SDG&E
Cash used in investing activities at SDG&E increased in 2018 primarily due to:

▪	$88 million increase in capital expenditures; and

▪	$31 million repayment received in 2017 from advances to Sempra Energy.
SoCalGas
Cash used in investing activities at SoCalGas increased in 2018 primarily due to:

▪	$101 million increase in capital expenditures; offset by

▪	$84 million increase in net advances to Sempra Energy in 2017.

Capital Expenditures
Sempra Energy Consolidated Expenditures for Property, Plant and Equipment
The following table summarizes capital expenditures in 2018 compared to 2017.

EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
(Dollars in millions)
	Six months ended June 30,
	2018	2017
SDG&E:
Improvements to electric and natural gas distribution systems, including certain pipeline safety
and generation systems	$582	$503
PSEP	12	21
Improvements to electric transmission systems	251	229
Electric generation plants and equipment	6	10
SoCalGas:
Improvements to natural gas distribution, transmission and storage systems, and for certain
pipeline safety	697	572
PSEP	81	86
Advanced metering infrastructure	5	24
Sempra South American Utilities:
Improvements to electric transmission and distribution systems and generation projects in Peru	72	49
Improvements to electric transmission and distribution infrastructure in Chile	35	28
Sempra Mexico:
Construction of the Sonora, Ojinaga and San Isidro pipeline projects	25	124
Construction of other natural gas pipeline and renewables projects, and capital expenditures at Ecogas	115	31
Sempra Renewables:
Construction costs for wind projects	6	58
Construction costs for solar projects	31	42
Sempra LNG & Midstream:
Cameron Interstate Pipeline expansion and other LNG liquefaction development costs	11	10
Other	2	2
Parent and other	10	13
Total	$1,941	$1,802

The amounts and timing of capital expenditures are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC and the FERC. In 2018, we expect to make capital expenditures and investments of approximately $13.7 billion, an increase from the $13.3 billion summarized in “Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily attributable to the gas distribution, gas transmission and gas storage integrity management programs at SDG&E and SoCalGas, and additional capital expenditures planned at Sempra Mexico.
CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	Six months ended June 30, 2018	2018 change	Six months ended June 30, 2017
Sempra Energy Consolidated	$10,077	$10,033	$44
SDG&E	197	149	48
SoCalGas	105	168	(63)
Sempra Energy Consolidated
Cash provided by financing activities at Sempra Energy increased in 2018 primarily due to:

▪	$5.5 billion higher issuances of debt with maturities greater than 90 days, primarily to fund the acquisition of our investment in

Oncor Holdings in March 2018, as we discuss in Notes 5 and 7 of the Notes to Condensed Consolidated Financial Statements herein, including:

◦	$4.6 billion for long-term debt ($5.8 billion in 2018 compared to $1.2 billion in 2017), and

◦	$882 million for commercial paper and other short-term debt ($1.6 billion in 2018 compared to $736 million in 2017);

▪	$2.1 billion proceeds, net of $38 million in offering costs, from issuances of common stock in 2018;

▪	$1.3 billion increase in short-term debt in 2018 compared to a $493 million decrease in 2017; and

▪	$1.7 billion proceeds, net of $32 million in offering costs, from the issuance of series A preferred stock in 2018; offset by

▪	$872 million higher payments of debt with maturities greater than 90 days, including:

◦	$518 million for commercial paper and other short-term debt ($717 million in 2018 compared to $199 million in 2017), and

◦	$354 million for long-term debt ($1.2 billion in 2018 compared to $807 million in 2017).
SDG&E
Cash provided by financing activities at SDG&E increased in 2018 primarily due to:

▪	$175 million common dividends paid in 2017; and

▪	$140 million lower payments of long-term debt in 2018; offset by

▪	$172 million decrease in short-term debt in 2018 compared to a $5 million increase in 2017.
SoCalGas
At SoCalGas, financing activities were a source of cash in 2018 compared to a use of cash in 2017, primarily due to:

▪	$400 million issuance of long-term debt in 2018; and

▪	$210 million increase in short-term debt in 2018, compared to a $62 million decrease in 2017; offset by

▪	$500 million payments of long-term debt in 2018.
COMMITMENTS
As a result of indebtedness we have incurred to fund the acquisition of our investment in Oncor Holdings, which we discuss in Notes 5 and 7 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy’s principal contractual commitments have increased by $7.3 billion since December 31, 2017, as summarized in the following table.

INCREASE IN PRINCIPAL CONTRACTUAL COMMITMENTS – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	2018	2019 and 2020	2021 and 2022	Thereafter	Total
Long-term debt	$—	$1,000	$700	$3,300	$5,000
Interest on long-term debt(1)	164	314	238	1,550	2,266
Total	$164	$1,314	$938	$4,850	$7,266

(1)
We calculate expected interest payments using the stated interest rate for fixed-rate obligations. We calculate expected interest payments for variable-rate obligations based on forward rates in effect at June 30, 2018.

We discuss other significant changes to contractual commitments since December 31, 2017 in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.
CREDIT RATINGS
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first six months of 2018. However, on April 11, 2018, Moody’s changed its rating outlook for SDG&E to negative from stable, and on June 25, 2018, Moody’s placed Sempra Energy’s credit ratings on review for downgrade. SDG&E’s potential exposure to wildfire liabilities created by the application of a strict liability standard and increasing inverse condemnation risk led Moody’s to reassess the credit supportiveness of the regulatory environment in the state of California. On July 9, 2018, S&P reaffirmed its credit ratings for Sempra Energy, SDG&E and SoCalGas, but changed its outlook of each such rating to negative from stable.
The recent Moody’s and S&P actions with respect to Sempra Energy, SDG&E and SoCalGas, any downgrade of the credit ratings of Sempra Energy or any of its subsidiaries by S&P, Fitch Ratings or Moody’s, or any additional negative outlook on those credit ratings may adversely affect the rates at which borrowings bear interest and the commitment fees on available unused credit, which could make it more costly for us to issue debt securities, to borrow under our credit facilities and to raise certain other types of financing. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Item 1A. Risk Factors” below and “Item 7. MD&A – Credit Ratings” in the Annual Report.
Sempra Energy has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT.

FACTORS INFLUENCING FUTURE PERFORMANCE
We discuss various factors that could influence our future performance below and in “Item 7. MD&A – Factors Influencing Future Performance” in the Annual Report. Regarding capital projects, we discuss below significant, new developments to those projects that have occurred in 2018. You should read the information below together with “Item 7. MD&A – Factors Influencing Future Performance” contained in the Annual Report and “Item 1A. Risk Factors” contained herein and in the Annual Report.
SEMPRA ENERGY
Capital Rotation
On June 28, 2018, we announced that, following a comprehensive strategic review of our businesses and asset portfolio by our board of directors and management over the past year, we intend to sell several energy infrastructure assets, including our entire portfolio of U.S. wind and U.S. solar assets, as well as certain non-utility natural gas storage assets in the southeast U.S. We regularly review our portfolio of assets with a view toward allocating capital to those businesses that we believe can further improve shareholder value. As we discuss in Notes 5, 6 and 9 of the Notes to Condensed Consolidated Financial Statements herein and below in “Sempra Renewables” and “Sempra LNG & Midstream,” on June 25, 2018, the board of directors approved a plan to sell the assets.
Shareholder Activism
From time to time, activist shareholders may take certain actions to advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors or management. On June 11, 2018, Elliott Associates, L.P. and Elliott International, L.P. (collectively, Elliott) and Bluescape Resources Company LLC (Bluescape) disclosed they were collectively holders of an approximately 4.9-percent economic interest in our outstanding common stock as of such date and delivered a letter and accompanying presentation to our board of directors seeking collaboration with them and management to nominate six new directors identified by Elliott and Bluescape and establish a committee of the board of directors to conduct portfolio and operational reviews of our business. We are committed to constructive communications with all our shareholders and are available to discuss and evaluate ideas from our shareholders on how to maximize long-term value.

SDG&E
Capital Project Updates
We summarize below updates regarding certain major capital projects at SDG&E.

CAPITAL PROJECTS – SDG&E

Project description		Estimated capital cost (in millions)		Status
Electric Vehicle Charging
▪	January 2017 application, pursuant to SB 350, to perform various activities and make investments in support of residential electric vehicle charging.	$50	▪	In January 2018, received approval for six priority projects at $20 million.
			▪
In May 2018, the CPUC issued a final decision, revising the proposal to five years, providing rebates to customers for 60,000 installations, reducing the estimated capital cost from $302 million to a total of $30 million. The O&M costs are estimated to be $151 million. SDG&E will implement the modified program subject to establishing an acceptable shareholder incentive mechanism.

▪	January 2018 application, pursuant to SB 350, to make investments to support medium-duty and high-duty electric vehicles with an estimated implementation cost of $7 million of O&M.	$226	▪	Application pending; draft decision expected in the first quarter of 2019.
Energy Storage Projects
▪	April 2017 application to procure up to 70 MW of utility-owned energy storage to provide local capacity.	Not disclosed	▪	Final decision issued in May 2018 approving the project.
▪	February 2018 application, pursuant to AB 2868, to make investments to accelerate the widespread deployment of distributed energy storage systems. SDG&E’s application requests approval of 100 MW of utility-owned energy storage.	$161	▪	Application pending; draft decision expected in the first half of 2019.
Utility Billing and Customer Information Systems Software
▪	April 2017 application to replace the software, with an estimated implementation cost of $76 million of O&M.	$222	▪	Application pending; joint party settlement filed January 2018; draft decision issued in July 2018 approving the project.
Risks Associated with Wildfires
With respect to claims related to the 2007 wildfires, based on the trial court’s ruling that inverse condemnation claims would apply, we were subject to a strict liability standard. However, we were denied recovery by the CPUC of our non-FERC related wildfire costs. SDG&E applied to the CPUC for rehearing of its decision on January 2, 2018. On July 12, 2018, the CPUC adopted a decision denying the rehearing requests filed by SDG&E and other parties. We will appeal the decision with the California Courts of Appeal seeking to reverse the CPUC’s decision. Insurance coverage for wildfires has significantly increased in cost and may become prohibitively expensive, may be disputed by the insurers, or may become unavailable. Moreover, any insurance proceeds we receive for wildfire events may be insufficient to cover our losses or liabilities due to the inability to procure a sufficient amount of insurance and/or the existence of limitations, exclusions, high deductibles, failure to comply with procedural requirements, and other factors, which could materially adversely affect SDG&E’s and Sempra Energy’s business, financial condition, results of operations, cash flows and/or prospects.
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
The costs incurred to remediate and stop the Leak and to mitigate local community impacts have been significant and may increase, and we may be subject to potential significant damages, restitution, and civil, administrative and criminal fines, penalties and other costs. In addition, the costs of defending against civil and criminal lawsuits, cooperating with investigations, and any damages, restitution, and civil, administrative and criminal fines, penalties and other costs, if awarded or imposed, as well as the costs of mitigating the actual natural gas released, could be significant. To the extent any of these costs are not covered by insurance (including any costs in excess of applicable policy limits), if there were to be significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Cost Estimates and Accounting Impact
At June 30, 2018, SoCalGas estimates that its costs related to the Leak are $1,014 million, which includes $987 million of costs recovered or probable of recovery from insurance. Of the $1,014 million of estimated costs, approximately 55 percent is for the temporary relocation program (including cleaning costs and certain labor costs). The remaining portion of the $1,014 million includes legal costs incurred to defend litigation, the estimated costs to settle certain actions, the estimated costs of the root cause analysis being conducted by an independent third party, efforts to control the well, the costs to mitigate the actual natural gas released, the value of lost gas, and other costs. SoCalGas adjusts its estimated total liability associated with the Leak as additional information becomes available. The $1,014 million represents management’s best estimate of these costs related to the Leak. Of these costs, a substantial portion has been paid and $160 million is accrued as Reserve for Aliso Canyon Costs as of June 30, 2018 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets for amounts expected to be paid after June 30, 2018.
As of June 30, 2018, we recorded the expected recovery of the costs described in the immediately preceding paragraph related to the Leak of $502 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $485 million of insurance proceeds we received through June 30, 2018 related to costs described above, including temporary relocation costs, control-of-well expenses, legal costs and lost gas. If we were to conclude that this receivable or a portion of it was no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
As described in “Governmental Investigations and Civil and Criminal Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements herein, the actions seek compensatory, statutory and punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs, which except for the amounts paid or estimated to settle certain actions, are not included in the above amounts as it is not possible at this time to predict the outcome of these actions or reasonably estimate the amount of damages, restitution or civil, administrative or criminal fines, penalties or other costs that may be imposed. The recorded amounts above also do not include the costs to clean additional homes pursuant to the directive issued by DPH, future legal costs necessary to defend litigation, and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Furthermore, the cost estimate of $1,014 million does not include certain other costs expensed by Sempra Energy through June 30, 2018 associated with defending against shareholder derivative lawsuits.
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
The CPUC has issued a series of directives to SoCalGas establishing the range of working gas to be maintained in the Aliso Canyon natural gas storage facility to help ensure safety and reliability for the region and just and reasonable rates in California, the most recent of which, issued July 2, 2018, directed SoCalGas to maintain up to 34 Bcf of working gas.
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
If the Aliso Canyon natural gas storage facility were determined to have been out of service for any meaningful period of time or permanently closed, or if future cash flows were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2018, the Aliso Canyon natural gas storage facility has a net book value of $678 million, including $286 million for the recently completed construction of a new compressor station. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates, and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
PSRP is a PSEP project. Our investment in PSRP, totaling approximately $36 million at SDG&E as of June 30, 2018, represents costs incurred to evaluate test or replacement options for Line 1600, consistent with the PSEP decision tree previously approved by the CPUC.

▪
Would implement pipeline safety requirements and modernize system; improve system reliability and resiliency by minimizing dependence on a single pipeline; and enhance operational flexibility to manage stress conditions by increasing system capacity.
			▪
In June 2018, the CPUC issued a final decision denying the application for a new 36-inch pipeline and instead directing SDG&E and SoCalGas to submit a hydrostatic test or replacement plan for the existing Line 1600 in its present corridor. We will submit the plan to the Commission’s Safety & Enforcement Division by the end of September 2018. Our submittal will include a revised cost estimate.

Mobile Home Park Utility Upgrade Program
▪	May 2017 application filed with the CPUC to convert an additional 20 percent of eligible units to direct utility service, for a total of 30 percent of mobile homes.	$471	▪
A CPUC OIR was opened to evaluate the Mobile Home Park Program and to adopt programmatic modifications. The OIR subsumes the issues put forth by SDG&E and SoCalGas in their pending applications filed in May 2017, which will be dismissed without prejudice.

		to
		$508
▪	Estimated implementation cost of $2 million of O&M at SDG&E and $3 million to $4 million of O&M at SoCalGas.		▪
September 2017 resolution approved extension of pilot program through the earlier of 2019 or the issuance of a CPUC decision on pending applications, while also allowing an increase from 10 percent to 15 percent of mobile homes to be converted.

Leak Abatement Compliance Program
▪	CPUC OIR to implement new rules and procedures in response to SB 1371 to promote reductions in natural gas leakage and implement annual emissions reporting requirements and leak management practices.	$115	▪
Advice letter submitted in March 2018 requesting authority to implement the first two years (2018-2019) of a 12-year leak abatement program. The advice letter outlined the recovery mechanism and the proposed activities for the Leak Abatement Compliance Program.

▪	Estimated O&M implementation costs through 2020 of $124 million at SoCalGas and $7 million at SDG&E.		▪	Supplemental filing submitted on July 31, 2018 to update the overall implementation cost estimate through 2020.
			▪	Pending CPUC approval.

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

PIPELINE SAFETY ENHANCEMENT PLAN – REASONABLENESS REVIEW SUMMARY
(Dollars in millions)
	2011 through June 30, 2018
	Total invested(1)	CPUC review completed(2)	CPUC review pending(3)	2018 and future applications(4)(5)
Sempra Energy Consolidated:
Capital	$1,586	$8	$147	$1,431
Operation and maintenance	191	25	63	103
Total	$1,777	$33	$210	$1,534
SoCalGas:
Capital	$1,228	$8	$133	$1,087
Operation and maintenance	182	25	62	95
Total	$1,410	$33	$195	$1,182
SDG&E:
Capital	$358	$—	$14	$344
Operation and maintenance	9	—	1	8
Total	$367	$—	$15	$352

(1)
Excludes disallowed costs through June 30, 2018 of $7 million at SoCalGas and $4 million at SDG&E for pressure testing or replacing pipelines installed between January 1, 1956 and July 1, 1961. Also excludes $36 million of costs incurred for the PSRP.

(2)	Approved in December 2016; excludes $2 million of PSEP-specific insurance costs for which SoCalGas and SDG&E are authorized to request recovery in a future filing.

(3)
Reasonableness Review Application for completed projects totaling $195 million filed in September 2016. Also includes approximately $15 million of pre-engineering costs incurred to support projects under development and submitted as part of the Forecast Application filed in March 2017. Both decisions are expected in 2018.

(4)	Authorized to recover in rates 50 percent of the balances recorded in the PSEP Phase 1 balancing accounts each year, subject to refund.

(5)
Reasonableness Review Application to be filed in late 2018 and expected to include the majority of these costs. Remaining costs not the subject of prior applications are to be included for review in subsequent GRCs.

SEMPRA TEXAS UTILITY
On March 9, 2018, we completed the acquisition of an indirect, 100-percent interest in Oncor Holdings, which owns an 80.25-percent interest in Oncor, and other EFH assets and liabilities unrelated to Oncor. Due to ring-fencing measures, existing governance mechanisms and commitments in effect following the Merger, we are prevented from having the power to direct the significant activities of Oncor Holdings and Oncor. As a result, we account for our 100-percent ownership interest in Oncor Holdings as an equity method investment, which is included in our newly formed reportable segment, Sempra Texas Utility. Certain other assets and liabilities unrelated to Oncor acquired in connection with the Merger were subsumed within our parent organization. We discuss this Merger and the related financing in Notes 1, 5, 6 and 7 of the Notes to Condensed Consolidated Financial Statements herein, and above in “Item 2. MD&A – Capital Resources and Liquidity.”
Oncor Performance
The success of the Merger will depend, in part, on the ability of Oncor to successfully execute its business strategy, including several objectives that are capital intensive, and to respond to challenges in the electric utility industry. If Oncor is not able to achieve these objectives, is not able to achieve these objectives on a timely basis, or otherwise fails to perform in accordance with our expectations, the anticipated benefits of the Merger may not be realized fully or at all and the Merger may materially adversely affect the results of operations, financial condition and prospects of Sempra Energy.

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

As a result of these ring-fencing measures, governance mechanisms and commitments, we do not control Oncor Holdings or Oncor, and we have limited ability to direct the management, policies and operations of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends, strategic planning and other important corporate issues and actions. We have limited representation on the Oncor Holdings and Oncor boards of directors, which are controlled by independent directors. In addition, we are not allowed to make loans to Oncor Holdings or Oncor. The existence of these ring-fencing measures and other limitations may increase our costs of financing. Further, the Oncor directors have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of Oncor consistent with the approved ring-fence and Delaware law, which may be contrary to our best interests or be in opposition to our preferred strategic direction for Oncor. To the extent that they take actions that are not in our interests, the financial condition, results of operations and prospects of Sempra Energy may be materially adversely affected.

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

SEMPRA SOUTH AMERICAN UTILITIES
Regulated Rates
Chilquinta Energía’s most recent review process for zonal transmission rates was completed in September 2017 and we expect final approval in the second half of 2018. Upon approval, the transmission rates will cover the period from January 2018 through December 2019, which we do not expect to have a material impact on our results.
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

SEMPRA MEXICO
Capital Project Updates
We summarize below updates regarding major capital projects at Sempra Mexico.

CAPITAL PROJECTS – SEMPRA MEXICO

Project description		Estimated capital cost (in millions)		Status
Terminals at Port of Veracruz, Puebla and Mexico City
▪	Awarded a 20-year concession in July 2017 to build and operate a marine terminal in the Port of Veracruz in Mexico for the receipt, storage and delivery of liquid fuels.	$170	▪	Expected completion of marine terminal: third quarter of 2019
▪	Working capacity of 1.4 million barrels of gasoline, diesel and jet fuel to supply the central region of Mexico.		▪	Planned storage capacity increased to 2.1 million barrels.
▪	IEnova will also build and operate two storage terminals located near Puebla and Mexico City with storage capacities of 500,000 and 800,000 barrels, respectively.	$145	▪	Expected completion of two inland storage terminals: third quarter of 2019
▪	Entered into three, long-term, U.S. dollar-denominated terminal services agreements in July 2017 with Valero Energy for the full capacity of the marine terminal and the two inland storage terminals.		▪	Storage capacities at the Puebla and Mexico City terminals have been reallocated to 650,000 barrels each.
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

Topolobampo Port Administration Terminal
▪	Plan to develop, construct and operate a marine terminal for the receipt and storage of hydrocarbons, petroleum, petrochemicals and other liquids.	$150	▪	Estimated completion: fourth quarter of 2020
▪	Storage capacity of 1 million barrels, mainly for diesel and gasoline, to increase fuel supply sources and reliability in Sinaloa.
▪
In July 2018, entered into 10-year and 15-year, U.S. dollar denominated contracts for the receipt, storage and delivery of hydrocarbons with two refining and fuel marketing companies for 100 percent of the capacity. Both contracts have the potential to be extended to 20 years.

Energía Costa Azul LNG Terminal
As we discuss in “Item 7. MD&A – Factors Influencing Future Performance” in the Annual Report, Sempra LNG & Midstream and IEnova are developing a proposed natural gas liquefaction project at IEnova’s existing regasification terminal at ECA. In 2015, Sempra LNG & Midstream and IEnova entered into a project development agreement with a subsidiary of PEMEX; however, PEMEX’s cost sharing obligations under that agreement ended on December 31, 2017. In June 2018, we selected a

TechnipFMC plc and Kiewit Corporation partnership as the EPC contractor for the proposed ECA LNG liquefaction facility project. The TechnipFMC-Kiewit partnership is to perform the engineering, planning and related activities necessary to prepare, negotiate and finalize a definitive EPC contract for the project. The proposed liquefaction facility project is being developed to provide buyers with direct access to west coast LNG supplies. The development of this project is subject to numerous risks and uncertainties, including the receipt of a number of permits and regulatory approvals; finding suitable partners and customers; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, joint venture agreements, LNG sales agreements and gas supply and transportation agreements; reaching a final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Item 1A. Risk Factors” in the Annual Report.
Termoeléctrica de Mexicali
On June 1, 2018, management formalized its decision not to sell TdM, and the assets and liabilities that were previously classified as held for sale were reclassified as held and used, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.
SEMPRA RENEWABLES
As we discuss in Notes 5, 6 and 9 of the Notes to Condensed Consolidated Financial Statements herein, on June 25, 2018, our board of directors approved a plan to sell all our U.S. wind assets and U.S. solar assets, including our wholly and jointly owned operating facilities and projects in development, comprising our Sempra Renewables reportable segment (the Renewables Sale). These wholly and jointly owned assets include operating wind and solar facilities with a total generating capacity of 1,335 MW and 1,262 MW, respectively. As a result, in June 2018, we classified Sempra Renewables’ consolidated assets and liabilities as held for sale. Although Sempra Renewables’ wind and solar equity method investments are included in the plan of sale, we continue to classify them as Other Investments. Because of our expectation of a shorter holding period as a result of this plan of sale, we evaluated the recoverability of the carrying amounts of our wind and solar equity method investments and concluded there is an other-than-temporary impairment on certain of our wind equity method investments totaling $200 million ($145 million after tax), which we recorded in Equity (Losses) Earnings.
We are actively pursuing the Renewables Sale, which we expect to be completed in 2019. Successful completion of a sale and the timing of such sale is subject to a number of risks and uncertainties, including identifying one or more acceptable buyers, negotiating and entering into definitive agreements for the Renewables Sale that are expected to be subject to various customary closing conditions, and obtaining the necessary third-party approvals and consents.
Sempra Renewables’ financial performance is primarily a function of the solar and wind power generated by its assets. Power generation from these assets depends on solar and wind resource levels, weather conditions, and Sempra Renewables’ ability to maintain equipment performance. The demand for renewable energy is impacted by various market factors, most notably state mandated requirements for utilities to deliver a portion of total energy load from renewable energy sources. Additionally, the phase out or extension of U.S. federal income tax incentives, primarily investment tax credits and production tax credits, and grant programs could significantly impact future renewable energy resource availability and investment decisions. Imposition by the U.S. government of ad valorem tariffs, import quotas or other import restrictions related to solar panels could materially adversely affect Sempra Renewables’ business, investment decisions and the demand for renewable energy in the U.S. Any adverse impact on Sempra Renewables or its assets from the foregoing may also adversely impact the valuation of the assets pursuant to the Renewables Sale by potential buyers, which may in turn impair our ability to successfully complete our sale of those assets.
We may be unable to implement the Renewables Sale in whole or in part, in which case we would not realize the anticipated benefits. Alternatively, even if implemented, the Renewables Sale may not result in the anticipated benefits to our business, results of operations and financial condition in a timely manner or at all. Further, we could experience unexpected delays, business disruptions resulting from supporting this initiative during and following completion of these activities, decreased productivity, adverse effects on employee morale and employee turnover as a result of such initiative, any of which may impair our ability to achieve anticipated results or otherwise harm our business, results of operations and financial condition.

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
Sempra LNG & Midstream has agreements totaling 1.45 Bcf per day of firm natural gas transportation service to the Cameron LNG JV facilities on the Cameron Interstate Pipeline with TOTAL S.A. and affiliates of Mitsubishi Corporation and Mitsui & Co., Ltd. The terms of these agreements are concurrent with the liquefaction and regasification tolling capacity agreements.
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
Based on a number of factors, we continue to believe it is reasonable to expect that all three trains at the Cameron LNG JV liquefaction facility will begin producing LNG in 2019 and that Cameron LNG JV will start generating earnings in 2019. These factors include, among others, the terms of the Settlement Agreement, the project schedules received from the EPC contractor, Cameron LNG JV’s own review of the project schedules, the assumptions underlying such schedules, the EPC contractor’s progress to date, the remaining work to be performed, and the inherent risks in constructing and testing facilities such as the Cameron LNG JV liquefaction facility. For a discussion of the Cameron LNG JV and of these risks and other risks relating to the development of the Cameron LNG JV liquefaction project that could adversely affect our future performance, see Note 4 of the Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in the Annual Report.
These delays in the project and the terms of the Settlement Agreement increased the total estimated cost of the integrated Cameron LNG facility above the approximately $10 billion estimated cost; however, the estimated increase is expected to be within the project contingency established by the Cameron LNG JV at the time of the final investment decision for the project in August 2014 and is not expected to be material to Sempra Energy.
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
Under the Cameron LNG JV financing agreements, expansion of the Cameron LNG JV facilities beyond the first three trains is subject to certain restrictions and conditions, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Discussions among the partners have been taking place regarding how an expansion may be structured. On July 13, 2018, TOTAL S.A. acquired Engie S.A.’s interest in the Cameron LNG JV. We expect that discussions on the potential expansion will continue among the new Cameron LNG JV member group. There can be no assurance that a mutually agreeable expansion structure will be agreed upon among the Cameron LNG JV members, which if not accomplished in a timely manner, could materially and adversely impact the development of the expansion project. In light of this, we are unable to predict when we and/or Cameron LNG JV might be able to move forward on this expansion project.
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
The proposed project is designed to include:

▪	two natural gas liquefaction trains with a nameplate capacity of 13.5 Mtpa of LNG and an expected export capability of approximately 11 Mtpa of LNG or 1.6 Bcf per day;

▪	up to three LNG storage tanks;

▪	natural gas liquids and refrigerant storage;

▪	feed gas pre-treatment facilities; and

▪	two berths and associated marine and loading facilities.
In February 2018, Sempra LNG & Midstream and Woodside Petroleum Ltd. entered into a project development agreement, which replaced a prior agreement between the parties, for the joint development of the proposed Port Arthur LNG liquefaction project. On July 19, 2018, the parties terminated the project development agreement. As a result, Woodside Petroleum Ltd. is no longer participating in the development of the Port Arthur LNG liquefaction project.
In June 2018, we selected Bechtel as the EPC contractor for the proposed Port Arthur LNG liquefaction project. Bechtel is to perform the engineering, execution planning and related activities necessary to prepare, negotiate and finalize a definitive EPC contract for the project. Additionally, on June 26, 2018, Polish Oil & Gas Company and Port Arthur LNG entered into a preliminary agreement relating to the terms of a potential 20-year contract for the sales and purchase of 2 Mtpa of LNG per year. The current arrangements with Bechtel and Polish Oil & Gas Company do not commit any party to enter into a definitive EPC contract or LNG sales and purchase agreement or otherwise participate in the project.
Development of the Port Arthur LNG liquefaction project is subject to a number of risks and uncertainties, including obtaining customer commitments, completing the required commercial agreements, such as joint venture agreements, LNG sales agreements, gas supply agreements and an EPC contract; completing construction contracts; securing all necessary permits and approvals; obtaining financing and incentives; reaching a final investment decision; and other factors associated with the potential investment. See “Item 1A. Risk Factors” in the Annual Report.
Energía Costa Azul
We further discuss Sempra LNG & Midstream’s participation in potential LNG liquefaction development at Sempra Mexico’s ECA facility above in “Sempra Mexico – Energía Costa Azul LNG Terminal.”
Natural Gas Storage Assets
As we discuss in Notes 5 and 9 of the Notes to Condensed Consolidated Financial Statements herein, on June 25, 2018, our board of directors approved a plan to sell Mississippi Hub and our 90.9-percent ownership interest in Bay Gas. Because of the plan of sale, we classified these non-utility natural gas storage assets as held for sale and recorded them at the lower of their carrying values and fair values less costs to sell. We also own other U.S. midstream assets that are not included in the plan of sale, primarily comprised of our 75.4-percent interest in LA Storage, a salt cavern development project in Cameron Parish, Louisiana. The LA Storage project also includes an existing 23.3-mile pipeline header system that is not currently contracted. Our inability to secure customer contracts that would support further investment in L.A. Storage has led us to conclude that the full carrying value of these other U.S. midstream assets may not be recoverable. Because of these events, in June 2018, we recognized an impairment charge on the non-utility natural gas storage assets and other U.S. midstream assets totaling $1.3 billion ($755 million after tax and noncontrolling interests) in Impairment Losses.
We are actively pursuing the sale of Sempra LNG & Midstream’s non-utility natural gas storage assets (the Midstream Sale), which we expect to be completed in 2019. Successful completion of a sale and the timing of such sale is subject to a number of risks and uncertainties, including identifying one or more acceptable buyers, negotiating and entering into definitive agreements for the Midstream Sale that are expected to be subject to various customary closing conditions, and obtaining the necessary third-party approvals and consents.
We may be unable to implement the Midstream Sale in whole or in part, in which case we would not realize the anticipated benefits. Alternatively, even if implemented, the Midstream Sale may not result in the anticipated benefits to our business, results of operations and financial condition in a timely manner or at all. Further, we could experience unexpected delays, business disruptions resulting from supporting this initiative during and following completion of these activities, decreased productivity, adverse effects on employee morale and employee turnover as a result of such initiative, any of which may impair our ability to achieve anticipated results or otherwise harm our business, results of operations and financial condition.
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
INTEREST RATE RISK
The table below shows the nominal amount of long-term debt:

NOMINAL AMOUNT OF LONG-TERM DEBT(1)
(Dollars in millions)
	June 30, 2018			December 31, 2017
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
California Utilities fixed-rate	$8,154	$5,245	$2,909	$7,877	$4,868	$3,009
Other fixed-rate	11,543	—	—	8,367	—	—
Other variable-rate	2,105	—	—	907	—	—

(1)
After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments, reductions/increases for unamortized discount/premium and reduction for debt issuance costs, and excluding capital lease obligations and build-to-suit lease.

Interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. If interest rates increased or decreased by 10 percent on all of Sempra Energy’s effective variable-rate, long-term debt at June 30, 2018, the change in earnings over the next 12-month period ended June 30, 2019 would be approximately $4 million. These hypothetical changes in earnings are based on our long-term debt position after the effect of interest rate swaps.

FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” herein and in “Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At June 30, 2018, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2017.

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
Under the supervision and with the participation of management, including the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the factors discussed in “Item 2. MD&A – Factors Influencing Future Performance,” as well as the risk factors disclosed in “Item 1A. Risk Factors” in the Annual Report and the risk factors discussed below. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in the Annual Report. Any of the risks and other information discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in “Item 1A. Risk Factors” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities or those of our subsidiaries.
Risks Related to Sempra Energy Subsidiaries
We may be unable to realize the anticipated benefits from our plan to divest certain of our assets as part of our capital rotation plan.
On June 28, 2018, we announced that our board of directors approved a plan to divest certain non-utility natural gas storage assets in the southeast U.S. and all our U.S. wind and U.S. solar assets (collectively, the Assets). Any potential sale will depend on a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, consent rights or other rights granted to or held by third parties and the availability of financing to potential buyers on reasonable terms, and there can be no assurance that this plan will result in the identification or consummation of any sale or that any such sale, if completed, would be completed on terms that would result in additional value to our shareholders.
If we do not successfully manage our current capital rotation plan, or any other capital rotation plan that we may initiate in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, on June 29, 2018, Moody’s indicated that a timely and efficient execution of the divestiture of the Assets has the potential to be credit supportive, but is subject to high execution risk. If we are unable to successfully complete the disposition of the Assets in a timely or efficient manner, this could be viewed negatively by Moody’s or other credit ratings agencies.
In addition, as we discuss in Notes 5 and 9 of the Notes to Condensed Consolidated Financial Statements herein, we recorded impairment charges related to certain of the Assets totaling $1.5 billion ($900 million after tax and noncontrolling interests) in June 2018. These charges include $1.3 billion ($755 million after tax and noncontrolling interests) at Sempra LNG & Midstream and $200 million ($145 million after tax) at Sempra Renewables. These impairment charges result primarily from adjusting the related Assets’ carrying values to estimated fair values, less costs to sell when applicable. Other than the costs to sell, we do not expect that any of the impairment charges will result in future cash expenditures. However, if we are unable to complete the plan of sale, or if the sale prices are lower or the costs to sell are higher than currently expected, additional impairment charges may be recorded, and/or the sale of the Assets could result in additional losses, which could be significant.
Our business could be negatively affected as a result of actions of activist shareholders.
As described under “MD&A – Factors Influencing Future Performance,” on June 11, 2018, Elliott Associates, L.P. and Elliott International, L.P. (collectively, Elliott) and Bluescape Resources Company LLC (Bluescape), collectively holders of an approximately 4.9-percent economic interest in our outstanding common stock as of such date, delivered a letter and accompanying presentation to our board of directors seeking collaboration with them and management to nominate six new directors identified by Elliott and Bluescape and establish a committee of the board of directors to conduct portfolio and operational reviews of our business. Elliott and Bluescape have also proposed, among other things, that we dispose of our interests in our South American utility subsidiaries and IEnova, and that we spin off our interest in Cameron LNG JV and certain other pipeline assets.
While we strive to maintain constructive, ongoing communications with all of our shareholders, and welcome their views and opinions with the goal of enhancing value for all shareholders, activist shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Responding to proposals by activist shareholders may, and responding to a proxy contest instituted by shareholders would, require us to incur significant legal and advisory fees, proxy solicitation expenses (in the case of a proxy contest) and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from proposals by activist shareholders or a proxy contest could lead to the perception of a change in the direction of our business or instability which may be exploited by our competitors, result in the loss of potential business opportunities, and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have an adverse effect, which may be material, on our business and operating results. We may choose to initiate, or may become subject to, litigation as a result of proposals by activist shareholders or proxy contests or matters relating thereto, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

In addition, actions such as those described above could cause significant fluctuations in the trading prices of our common stock and our preferred stock, based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. As we continue to engage in discussions with Elliott and Bluescape, the trading prices of our common stock and our preferred stock may be subject to significant fluctuations, including as a result of actions taken by activist shareholders and our responses thereto, which may be material.
Likewise, to the extent that we implement any proposals made by Elliott and Bluescape to restructure our board of directors, dispose of assets or businesses, make certain investments or expenditures or change certain aspects of our strategy, or similar proposals made by any of our shareholders or pursuant to a proxy contest, the resulting changes in our business, assets, results of operations and financial condition may be material and may have an impact, which may be material, on the market prices of our common stock and our preferred stock, and may also cause substantial volatility in the trading price of those securities.
Certain credit rating agencies may downgrade our credit ratings or place those ratings on negative outlook.
Credit rating agencies routinely evaluate us, and their ratings of our long-term and short-term debt are based on a number of factors, including the perceived supportiveness of the regulatory environment affecting our utility operations, our cash generating capability, level of indebtedness, overall financial strength, the status of certain capital projects, and most recently the indebtedness used to fund the Oncor Merger, as well as factors beyond our control, such as tax reform, the state of the economy and our industry generally.
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first six months of 2018. Moody’s and S&P have issued public comments and reports regarding the risk of an increase in California wildfires and the current California regulatory environment, which may prohibit California utilities from recovering any uninsured wildfire costs in cases where the doctrine of inverse condemnation is applied to impose strict liability on a utility (meaning that the utility may be found liable without evidence of its negligence) whose equipment is determined to be the cause of a fire. On April 11, 2018, Moody’s changed its rating outlook for SDG&E to negative from stable. Moody’s indicated that SDG&E’s credit profile is weighed down by potential for large contingent exposure created by the application of inverse condemnation and that the increasing inverse condemnation risk exposure has caused Moody’s to reassess its view of the credit supportiveness of the regulatory environment in California. Moody’s also indicated that the negative outlook reflects the adverse impact of the TCJA on SDG&E’s financial performance going forward. The April 11, 2018 Moody’s announcement also indicated that SDG&E’s credit ratings could be downgraded if its ratio of cash flow from operations before changes in working capital to debt falls below 25 percent on a sustained basis or if there is little meaningful progress in addressing inverse condemnation via changes in legislation and/or regulation in California which significantly reduces the exposure of electric utilities operations to strict liability in connection with wildfires.
S&P issued a public comment on June 18, 2018 regarding its view that the recent heightened risks associated with natural disasters, including wildfires, earthquakes and mudslides, combined with California courts’ application of inverse condemnation, significantly increases SDG&E’s, SoCalGas’, Sempra Energy’s and the other California investor-owned utilities’ potential contingent liabilities and reduces their credit quality. S&P further noted that if the key issues related to California’s liability rules and regulations for utilities are not resolved in an expedited manner, S&P may change its assessment of the California regulatory environment and that this could ultimately result in ratings below investment grade for California utilities that are the most affected by wildfires. Further, on July 9, 2018, S&P reaffirmed its credit ratings for Sempra Energy, SDG&E and SoCalGas, but changed its outlook of each such rating to negative from stable. S&P indicated that the negative outlook reflects the possibility that the California legislature may not pass a bill within the current legislative session (ending August 31, 2018) that establishes a transparent standard for California utilities to recover wildfire-related costs and limits the risks borne by California’s electric utilities for natural disasters, including wildfires. If the legislature does not pass such a bill during its current session, S&P indicated that it would likely downgrade Sempra Energy’s and SoCalGas’ credit ratings by one notch and SDG&E’s credit ratings by three notches, which would result in a rating of BBB for Sempra Energy’s senior unsecured debt, A for SoCalGas’ senior secured debt and BBB+ for SDG&E’s senior secured debt. We discuss the 2007 wildfires and wildfire cost recovery further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report and in Note 11 of the Notes to Condensed Consolidated Financial Statements herein.

Prior to completion of the Oncor Merger in March 2018, credit rating agencies issued comments regarding the possible negative impact of, among other things, the financing structure for the Merger on our credit ratings. On January 9, 2018, Moody’s indicated that the debt Sempra Energy incurred to fund a portion of the cost of the Oncor Merger was credit negative and that there was uncertainty regarding the impact of the TCJA on our credit metrics, and further indicated the Moody’s negative outlook reflected its expectation that our ratio of cash flow from operations before changes in working capital to debt will remain weak and will be more commensurate with the mid-range of the Baa-rating category. Further, on June 25, 2018, Moody’s placed Sempra Energy’s credit ratings on review for downgrade. Moody’s indicated that the review was triggered by, among other things, the increased leverage to fund the Oncor Merger, execution risk associated with any initiatives that we may undertake to improve our credit quality, and uncertainty regarding the timing and extent of potential recovery of Sempra Energy’s consolidated financial metrics. On June 29, 2018, Moody’s then indicated that the first phase of the capital rotation plan we announced on June 28, 2018 as described above in “MD&A – Factors Influencing Future Performance,” if successfully implemented in a timely and efficient manner, has the potential to be credit supportive because, among other things, our planned divestiture of the Assets and the Oncor Merger would reduce our exposure to unregulated and merchant power operations and improve our consolidated risk profile, and that the Oncor Merger provides regulatory diversification to our overall portfolio, reducing our consolidated business risk profile. However, Moody’s noted there is high execution risk that our capital rotation plan will not be implemented in a timely or efficient matter, or at all, and that several milestones must occur over the next several years, including the successful completion of the sale of the Assets, while we continue to produce key financial credit metrics that are weak relative to our current credit rating category.
The recent Moody’s and S&P actions with respect to Sempra Energy, SDG&E and SoCalGas, any downgrade of the credit ratings of Sempra Energy or any of its subsidiaries by S&P, Fitch Ratings or Moody’s, or any additional negative outlook on those credit ratings may adversely affect the market prices of our common stock and our preferred stock, the rates at which borrowings bear interest and the commitment fees on available unused credit, which could make it more costly for us to issue debt securities, to borrow under our credit facilities and to raise certain other types of financing. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Item 7. MD&A – Credit Ratings” in the Annual Report.

ITEM 6. EXHIBITS
The following exhibits relate to each registrant as indicated.

EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION

Sempra Energy
3.1
Certificate of Determination of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra Energy (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B), filed with the Secretary of State of the State of California and effective July 11, 2018 (Form 8-K filed on July 13, 2018, Exhibit 3.1).

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
Sempra Energy agrees to furnish a copy of the following instrument to the Commission upon request:
4.1
Certificate of Determination of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra Energy (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B), filed with the Secretary of State of the State of California and effective July 11, 2018 (Form 8-K filed on July 13, 2018, Exhibit 3.1).

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy
10.1	Confirmation of Registered Forward Transaction, dated July 10, 2018, by and between Sempra Energy and Citibank, N.A. (Form 8-K filed on July 13, 2018, Exhibit 1.3).

10.2
Confirmation of Registered Forward Transaction, dated July 10, 2018, by and between Sempra Energy and JPMorgan Chase Bank, National Association, London Branch (Form 8-K filed on July 13, 2018, Exhibit 1.4).

Sempra Energy/San Diego Gas & Electric Company/Southern California Gas Company

Compensation
10.3	Amended and Restated Severance Pay Agreement between Sempra Energy and Jeffrey W. Martin, dated May 1, 2018.

10.4	Amended and Restated Severance Pay Agreement between Sempra Energy and Joseph A. Householder, dated May 1, 2018.

10.5	Amended and Restated Severance Pay Agreement between Sempra Energy and Trevor I. Mihalik, dated May 1, 2018.

10.6	Amended and Restated Severance Pay Agreement between Sempra Energy and Peter R. Wall, dated May 1, 2018.

EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS

Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.

EXHIBIT 101 -- INTERACTIVE DATA FILE

Sempra Energy/San Diego Gas & Electric Company/Southern California Gas Company
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: August 6, 2018	By: /s/ Peter R. Wall
Peter R. Wall Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 6, 2018	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 6, 2018	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer