Form 10-Q
period 2019-03-31
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2019-05-07
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
555 West Fifth Street
Los Angeles, California 90013
(213) 244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Sempra Energy Common Stock, without par value	SRE	NYSE

Sempra Energy 6% Mandatory Convertible Preferred Stock, Series A,	SRE.PRA	NYSE
$100 liquidation preference

Sempra Energy 6.75% Mandatory Convertible Preferred Stock, Series B,	SRE.PRB	NYSE
$100 liquidation preference

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

Sempra Energy	Yes	No
San Diego Gas & Electric Company	Yes	No
Southern California Gas Company	Yes	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	No	X
San Diego Gas & Electric Company	Yes	No	X
Southern California Gas Company	Yes	No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on May 2, 2019:

Sempra Energy	274,388,245 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

GLOSSARY

2016 GRC FD	final decision in the California Utilities’ 2016 General Rate Case
AB	Assembly Bill
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2018
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
Asset Exchange Agreement	agreement and plan of merger among Oncor, SDTS and SU
ASU	Accounting Standards Update
Bay Gas	Bay Gas Storage Company, Ltd.
Bcf	billion cubic feet
bps	basis points
Cal PA	California Public Advocates Office
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CARB	California Air Resources Board
CEC	California Energy Commission
CEQA	California Environmental Quality Act
CFE	Comisión Federal de Electricidad (Federal Electricity Commission in Mexico)
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
CPUC	California Public Utilities Commission
CRR	congestion revenue right
DOE	U.S. Department of Energy
DOGGR	California Department of Conservation’s Division of Oil, Gas, and Geothermal Resources
DPH	Los Angeles County Department of Public Health
ECA	Energía Costa Azul
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EFIH	Energy Future Intermediate Holding Company LLC (renamed Sempra Texas Intermediate Holding Company LLC)
EPA	U.S. Environmental Protection Agency
EPC	engineering, procurement and construction
EPS	earnings per common share
ETR	effective income tax rate
EV	electric vehicle
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HLBV	hypothetical liquidation at book value
HMRC	United Kingdom’s Revenue and Customs Department
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IMG	Infraestructura Marina del Golfo
InfraREIT	InfraREIT, Inc.
InfraREIT Merger Agreement
agreement and plan of merger among Oncor, 1912 Merger Sub LLC (a wholly owned subsidiary of Oncor), Oncor T&D Partners, LP (a wholly owned indirect subsidiary of Oncor), InfraREIT and InfraREIT Partners

InfraREIT Partners	InfraREIT Partners, LP
IRS	Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JP Morgan	J.P. Morgan Chase & Co.
JV	joint venture
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas

GLOSSARY (CONTINUED)

LPG	liquid petroleum gas
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	The merger of EFH with an indirect subsidiary of Sempra Energy, with EFH continuing as the surviving company and as an indirect, wholly owned subsidiary of Sempra Energy
Merger Agreement
Agreement and Plan of Merger dated August 21, 2017, as supplemented by a Waiver Agreement dated October 3, 2017 and an amendment dated February 15, 2018, between Sempra Energy, EFH, EFIH and an indirect subsidiary of Sempra Energy

Merger Consideration	Pursuant to the Merger Agreement, Sempra Energy paid consideration of $9.45 billion in cash
Mississippi Hub	Mississippi Hub, LLC
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NOL	net operating loss
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
OIR	Order Instituting a Rulemaking
O&M	operation and maintenance expense
OMEC	Otay Mesa Energy Center
OMEC LLC	Otay Mesa Energy Center LLC
OMI	Oncor Management Investment LLC
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
Otay Mesa VIE	OMEC LLC VIE
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	power purchase agreement
PP&E	property, plant and equipment
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
ROU	right-of-use
RSU	restricted stock unit
SB	California Senate Bill
SCAQMD	South Coast Air Quality Management District
SDCA	U.S. District Court for the Southern District of California
SDG&E	San Diego Gas & Electric Company
SDTS	Sharyland Distribution & Transmission Services, L.L.C. (a subsidiary of InfraREIT)
SEC	U.S. Securities and Exchange Commission
Securities Purchase Agreement	securities purchase agreement among SU, SU Investment Partners, L.P., Sempra Texas Utilities Holdings I, LLC (a wholly owned subsidiary of Sempra Energy) and Sempra Energy
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexican agency in charge of agriculture, land and urban development)
Sempra Global	holding company for most of Sempra Energy’s subsidiaries not subject to California or Texas utility regulation
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
S&P	Standard & Poor’s
SU	Sharyland Utilities, LP
TAG	TAG Pipelines Norte, S. de R.L. de C.V.

GLOSSARY (CONTINUED)

TCJA	Tax Cuts and Jobs Act of 2017
TdM	Termoeléctrica de Mexicali
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TTI	Texas Transmission Investment LLC
TURN	The Utility Reform Network
U.S. GAAP	accounting principles generally accepted in the United States of America
VAT	value-added tax
VIE	variable interest entity

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
In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “contemplates,” “assumes,” “depends,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “target,” “pursue,” “outlook,” “maintain,” or similar expressions, or when we discuss our guidance, strategy, plans, goals, vision, mission, opportunities, projections, initiatives, objectives or intentions, we are making forward-looking statements.
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

▪	the impact of federal or state tax reform and our ability to mitigate adverse impacts;

▪
changes in foreign and domestic trade policies and laws, including border tariffs and revisions to or replacement of international trade agreements, such as the North American Free Trade Agreement or the United States-Mexico-Canada Agreement (subject to congressional approval), that may increase our costs or impair our ability to resolve trade disputes;

▪	expropriation of assets by foreign governments and title and other property disputes;

▪
the impact at SDG&E on competitive customer rates and reliability of electric transmission and distribution systems due to the growth in distributed and local power generation and from possible departing retail load resulting from customers transferring to Direct Access and Community Choice Aggregation or other forms of distributed and local power generation and the potential risk of nonrecovery for stranded assets and contractual obligations;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2019	2018
	(unaudited)
REVENUES
Utilities	$2,515	$2,190
Energy-related businesses	383	346
Total revenues	2,898	2,536

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(531)	(348)
Cost of electric fuel and purchased power	(256)	(271)
Energy-related businesses cost of sales	(108)	(69)
Operation and maintenance	(832)	(741)
Depreciation and amortization	(383)	(372)
Franchise fees and other taxes	(130)	(117)
Other income, net	82	152
Interest income	21	29
Interest expense	(260)	(206)
Income from continuing operations before income taxes and equity earnings (losses) of unconsolidated entities	501	593
Income tax expense	(42)	(242)
Equity earnings (losses)	101	(21)
Income from continuing operations, net of income tax	560	330
(Loss) income from discontinued operations, net of income tax	(42)	28
Net income	518	358
(Earnings) losses attributable to noncontrolling interests	(41)	17
Mandatory convertible preferred stock dividends	(36)	(28)
Earnings attributable to common shares	$441	$347

Basic earnings (losses) per common share:
Earnings from continuing operations attributable to common shares	$1.79	$1.26
(Losses) earnings from discontinued operations attributable to common shares	$(0.19)	$0.08
Earnings attributable to common shares	$1.60	$1.34
Weighted-average common shares outstanding	274,674	257,932

Diluted earnings (losses) per common share:
Earnings from continuing operations attributable to common shares	$1.78	$1.25
(Losses) earnings from discontinued operations attributable to common shares	$(0.19)	$0.08
Earnings attributable to common shares	$1.59	$1.33
Weighted-average common shares outstanding	277,228	259,490

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after-tax)	Total
	(unaudited)
	Three months ended March 31, 2019 and 2018
2019:
Net income	$670	$(193)	$477	$41	$518
Other comprehensive income (loss):
Foreign currency translation adjustments	32	—	32	4	36
Financial instruments	(68)	22	(46)	(4)	(50)
Pension and other postretirement benefits	4	(1)	3	—	3
Total other comprehensive loss	(32)	21	(11)	—	(11)
Comprehensive income	$638	$(172)	$466	$41	$507
2018:
Net income (loss)	$664	$(289)	$375	$(17)	$358
Other comprehensive income (loss):
Foreign currency translation adjustments	24	—	24	5	29
Financial instruments	88	(30)	58	10	68
Pension and other postretirement benefits	3	(1)	2	—	2
Total other comprehensive income	115	(31)	84	15	99
Comprehensive income (loss)	$779	$(320)	$459	$(2)	$457

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78	$102
Restricted cash	41	35
Accounts receivable – trade, net	1,222	1,215
Accounts receivable – other, net	320	320
Due from unconsolidated affiliates	50	37
Income taxes receivable	121	60
Inventories	189	258
Regulatory assets	87	138
Greenhouse gas allowances	61	59
Assets held for sale	374	713
Assets held for sale in discontinued operations	457	459
Other	262	249
Total current assets	3,262	3,645

Other assets:
Restricted cash	21	21
Due from unconsolidated affiliates	668	644
Regulatory assets	1,838	1,589
Nuclear decommissioning trusts	1,037	974
Investment in Oncor Holdings	9,748	9,652
Other investments	2,290	2,320
Goodwill	1,602	1,602
Other intangible assets	222	224
Dedicated assets in support of certain benefit plans	413	416
Insurance receivable for Aliso Canyon costs	477	461
Deferred income taxes	139	141
Greenhouse gas allowances	353	289
Right-of-use assets – operating leases	612	—
Assets held for sale in discontinued operations	3,388	3,259
Sundry	850	962
Total other assets	23,658	22,554

Property, plant and equipment:
Property, plant and equipment	47,105	46,615
Less accumulated depreciation and amortization	(12,407)	(12,176)
Property, plant and equipment, net ($287 and $295 at March 31, 2019 and December 31, 2018, respectively, related to Otay Mesa VIE)	34,698	34,439
Total assets	$61,618	$60,638

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31, 2019	December 31, 2018(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,523	$2,024
Accounts payable – trade	989	1,160
Accounts payable – other	166	138
Due to unconsolidated affiliates	10	10
Dividends and interest payable	496	480
Accrued compensation and benefits	264	440
Regulatory liabilities	523	105
Current portion of long-term debt and finance leases ($36 and $28 at March 31, 2019 and December 31, 2018, respectively, related to Otay Mesa VIE)	2,152	1,644
Reserve for Aliso Canyon costs	60	160
Greenhouse gas obligations	61	59
Liabilities held for sale in discontinued operations	375	368
Other	993	935
Total current liabilities	8,612	7,523

Long-term debt and finance leases ($182 and $190 at March 31, 2019 and December 31, 2018, respectively, related to Otay Mesa VIE)	19,738	20,903

Deferred credits and other liabilities:
Due to unconsolidated affiliates	38	37
Pension and other postretirement benefit plan obligations, net of plan assets	1,155	1,143
Deferred income taxes	2,622	2,321
Deferred investment tax credits	23	24
Regulatory liabilities	3,996	4,016
Asset retirement obligations	2,795	2,786
Greenhouse gas obligations	174	131
Liabilities held for sale in discontinued operations	1,046	1,013
Deferred credits and other	1,949	1,493
Total deferred credits and other liabilities	13,798	12,964

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
6% mandatory convertible preferred stock, series A (17.25 million shares issued and outstanding)	1,693	1,693
6.75% mandatory convertible preferred stock, series B (5.75 million shares issued and outstanding)	565	565
Common stock (750 million shares authorized; 274 million shares outstanding; no par value)	5,568	5,540
Retained earnings	10,337	10,104
Accumulated other comprehensive income (loss)	(817)	(764)
Total Sempra Energy shareholders’ equity	17,346	17,138
Preferred stock of subsidiary	20	20
Other noncontrolling interests	2,104	2,090
Total equity	19,470	19,248
Total liabilities and equity	$61,618	$60,638

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$518	$358
Loss (income) from discontinued operations, net of income tax	42	(28)
Income from continuing operations, net of income tax	560	330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	383	372
Deferred income taxes and investment tax credits	24	202
Equity (earnings) losses	(101)	21
Share-based compensation expense	21	15
Fixed-price contracts and other derivatives	(27)	(35)
Other	13	7
Intercompany activities with discontinued operations, net	31	—
Net change in other working capital components	169	101
Insurance receivable for Aliso Canyon costs	(16)	(29)
Changes in other noncurrent assets and liabilities, net	(199)	(94)
Net cash provided by continuing operations	858	890
Net cash provided by discontinued operations	93	76
Net cash provided by operating activities	951	966

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(783)	(979)
Expenditures for investments and acquisitions, net of cash and cash equivalents acquired	(94)	(9,617)
Proceeds from sale of assets	327	—
Purchases of nuclear decommissioning trust assets	(225)	(210)
Proceeds from sales of nuclear decommissioning trust assets	225	210
Advances to unconsolidated affiliates	—	(81)
Repayments of advances to unconsolidated affiliates	3	1
Intercompany activities with discontinued operations, net	—	(3)
Other	7	35
Net cash used in continuing operations	(540)	(10,644)
Net cash used in discontinued operations	(70)	(58)
Net cash used in investing activities	(610)	(10,702)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(232)	(194)
Preferred dividends paid	(36)	—
Issuances of mandatory convertible preferred stock, net of $32 in offering costs	—	1,693
Issuances of common stock, net of $24 in offering costs in 2018	11	1,278
Repurchases of common stock	(14)	(19)
Issuances of debt (maturities greater than 90 days)	304	5,949
Payments on debt (maturities greater than 90 days) and finance leases	(837)	(154)
Increase in short-term debt, net	497	1,149
Purchases of and distributions to noncontrolling interests	(27)	(3)
Intercompany activities with discontinued operations, net	(2)	67
Other	—	(82)
Net cash (used in) provided by continuing operations	(336)	9,684
Net cash used in discontinued operations	(45)	(6)
Net cash (used in) provided by financing activities	(381)	9,678

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2019	2018
	(unaudited)

Effect of exchange rate changes in continuing operations	—	1
Effect of exchange rate changes in discontinued operations	1	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	1

Decrease in cash, cash equivalents and restricted cash, including discontinued operations	(39)	(57)
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	246	364
Cash, cash equivalents and restricted cash, including discontinued operations, March 31	$207	$307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$257	$108
Income tax payments, net of refunds	16	18

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition:
Assets acquired	$—	$9,670
Liabilities assumed	—	(104)
Cash paid	$—	$9,566

Accrued capital expenditures	$388	$316
Accrued Merger-related transaction and financing costs	—	6
Increase in finance lease obligations for investment in property, plant and equipment	7	5
Preferred dividends declared but not paid	36	28
Common dividends issued in stock	13	13
Common dividends declared but not paid	265	236
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended March 31, 2019
Balance at December 31, 2018	$2,258	$5,540	$10,104	$(764)	$17,138	$2,110	$19,248
Cumulative-effect adjustments from
change in accounting principles			57	(42)	15		15

Net income			477		477	41	518
Other comprehensive loss				(11)	(11)		(11)

Share-based compensation expense		21			21		21
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.69/share)			(10)		(10)		(10)
Common stock ($0.97/share)			(265)		(265)		(265)
Issuances of common stock		24			24		24
Repurchases of common stock		(14)			(14)		(14)
Other noncontrolling interest activities:
Distributions						(4)	(4)
Purchases		(3)			(3)	(23)	(26)
Balance at March 31, 2019	$2,258	$5,568	$10,337	$(817)	$17,346	$2,124	$19,470

	Three months ended March 31, 2018
Balance at December 31, 2017	$—	$3,149	$10,147	$(626)	$12,670	$2,470	$15,140
Cumulative-effect adjustments from
change in accounting principles			2	(3)	(1)		(1)

Net income (loss)			375		375	(17)	358
Other comprehensive income				84	84	15	99

Share-based compensation expense		15			15		15
Dividends declared:
Series A preferred stock ($1.60/share)			(28)		(28)		(28)
Common stock ($0.90/share)			(236)		(236)		(236)
Issuance of series A preferred stock	1,693				1,693		1,693
Issuances of common stock		1,291			1,291		1,291
Repurchases of common stock		(19)			(19)		(19)
Other noncontrolling interest activities:
Distributions						(7)	(7)
Balance at March 31, 2018	$1,693	$4,436	$10,260	$(545)	$15,844	$2,461	$18,305
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2019	2018
	(unaudited)
Operating revenues
Electric	$940	$884
Natural gas	205	171
Total operating revenues	1,145	1,055
Operating expenses
Cost of electric fuel and purchased power	258	274
Cost of natural gas	79	50
Operation and maintenance	286	248
Depreciation and amortization	186	166
Franchise fees and other taxes	74	69
Total operating expenses	883	807
Operating income	262	248
Other income, net	22	28
Interest income	1	1
Interest expense	(103)	(52)
Income before income taxes	182	225
Income tax expense	(5)	(56)
Net income	177	169
(Earnings) losses attributable to noncontrolling interest	(1)	1
Earnings attributable to common shares	$176	$170
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder’s equity
	Pretax amount	Income tax expense	Net-of-tax amount	Noncontrolling interest (after-tax)	Total
	(unaudited)
	Three months ended March 31, 2019 and 2018
2019:
Net income	$181	$(5)	$176	$1	$177
Other comprehensive income (loss):
Financial instruments	—	—	—	1	1
Total other comprehensive income	—	—	—	1	1
Comprehensive income	$181	$(5)	$176	$2	$178
2018:
Net income (loss)	$226	$(56)	$170	$(1)	$169
Other comprehensive income (loss):
Financial instruments	—	—	—	4	4
Total other comprehensive income	—	—	—	4	4
Comprehensive income	$226	$(56)	$170	$3	$173
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10	$8
Restricted cash	21	11
Accounts receivable – trade, net	390	368
Accounts receivable – other, net	96	106
Inventories	99	102
Prepaid expenses	53	74
Regulatory assets	71	123
Fixed-price contracts and other derivatives	66	82
Greenhouse gas allowances	15	15
Other	26	5
Total current assets	847	894

Other assets:
Restricted cash	18	18
Regulatory assets	467	454
Nuclear decommissioning trusts	1,037	974
Greenhouse gas allowances	169	155
Right-of-use assets – operating leases	135	—
Sundry	421	420
Total other assets	2,247	2,021

Property, plant and equipment:
Property, plant and equipment	21,950	21,662
Less accumulated depreciation and amortization	(5,486)	(5,352)
Property, plant and equipment, net ($287 and $295 at March 31, 2019 and December 31, 2018, respectively, related to VIE)	16,464	16,310
Total assets	$19,558	$19,225

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31, 2019	December 31, 2018(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$238	$291
Accounts payable	360	439
Due to unconsolidated affiliates	63	61
Accrued compensation and benefits	52	117
Accrued franchise fees	60	64
Regulatory liabilities	47	53
Current portion of long-term debt and finance leases ($36 and $28 at March 31, 2019 and December 31, 2018, respectively, related to VIE)	89	81
Customer deposits	70	70
Greenhouse gas obligations	15	15
Asset retirement obligations	93	96
Other	280	141
Total current liabilities	1,367	1,428

Long-term debt and finance leases ($182 and $190 at March 31, 2019 and December 31, 2018, respectively, related to VIE)	6,113	6,138

Deferred credits and other liabilities:
Pension and other postretirement benefit plan obligations, net of plan assets	217	212
Deferred income taxes	1,653	1,616
Deferred investment tax credits	15	16
Regulatory liabilities	2,470	2,404
Asset retirement obligations	777	778
Greenhouse gas obligations	43	30
Deferred credits and other	610	488
Total deferred credits and other liabilities	5,785	5,544

Commitments and contingencies (Note 11)

Equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,338	1,338
Retained earnings	4,865	4,687
Accumulated other comprehensive income (loss)	(12)	(10)
Total SDG&E shareholder’s equity	6,191	6,015
Noncontrolling interest	102	100
Total equity	6,293	6,115
Total liabilities and equity	$19,558	$19,225

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186	166
Deferred income taxes and investment tax credits	(28)	(11)
Other	1	3
Net change in other working capital components	96	102
Changes in other noncurrent assets and liabilities, net	11	(25)
Net cash provided by operating activities	443	404

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(356)	(475)
Purchases of nuclear decommissioning trust assets	(225)	(210)
Proceeds from sales of nuclear decommissioning trust assets	225	210
Net cash used in investing activities	(356)	(475)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on debt (maturities greater than 90 days) and finance leases	(22)	(20)
(Decrease) increase in short-term debt, net	(53)	87
Net cash (used in) provided by financing activities	(75)	67

Increase (decrease) in cash, cash equivalents and restricted cash	12	(4)
Cash, cash equivalents and restricted cash, January 1	37	29
Cash, cash equivalents and restricted cash, March 31	$49	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$86	$39

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$100	$97
Increase in finance lease obligations for investment in property, plant and equipment	4	—
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	SDG&E shareholder's equity	Noncontrolling interest	Total equity
	(unaudited)
	Three months ended March 31, 2019
Balance at December 31, 2018	$1,338	$4,687	$(10)	$6,015	$100	$6,115
Cumulative-effect adjustment from
change in accounting principle		2	(2)	—		—

Net income		176		176	1	177
Other comprehensive income					1	1

Balance at March 31, 2019	$1,338	$4,865	$(12)	$6,191	$102	$6,293

	Three months ended March 31, 2018
Balance at December 31, 2017	$1,338	$4,268	$(8)	$5,598	$28	$5,626

Net income (loss)		170		170	(1)	169
Other comprehensive income					4	4

Distributions to noncontrolling interest					(1)	(1)
Balance at March 31, 2018	$1,338	$4,438	$(8)	$5,768	$30	$5,798
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2019	2018
	(unaudited)

Operating revenues	$1,361	$1,126
Operating expenses
Cost of natural gas	455	289
Operation and maintenance	410	384
Depreciation and amortization	147	135
Franchise fees and other taxes	48	40
Total operating expenses	1,060	848
Operating income	301	278
Other income, net	16	33
Interest expense	(34)	(27)
Income before income taxes	283	284
Income tax expense	(19)	(59)
Net Income/Earnings attributable to common shares	$264	$225
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2019 and 2018
2019:
Net income/Comprehensive income	$283	$(19)	$264
2018:
Net income/Comprehensive income	$284	$(59)	$225
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3	$18
Accounts receivable – trade, net	674	634
Accounts receivable – other, net	91	97
Due from unconsolidated affiliates	15	7
Inventories	58	134
Regulatory assets	11	12
Greenhouse gas allowances	39	37
Other	39	31
Total current assets	930	970

Other assets:
Regulatory assets	1,286	1,051
Insurance receivable for Aliso Canyon costs	477	461
Greenhouse gas allowances	164	116
Right-of-use assets – operating leases	110	—
Sundry	356	352
Total other assets	2,393	1,980

Property, plant and equipment:
Property, plant and equipment	18,347	18,138
Less accumulated depreciation and amortization	(5,766)	(5,699)
Property, plant and equipment, net	12,581	12,439
Total assets	$15,904	$15,389

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31, 2019	December 31, 2018(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$190	$256
Accounts payable – trade	427	556
Accounts payable – other	98	93
Due to unconsolidated affiliates	42	34
Accrued compensation and benefits	101	159
Regulatory liabilities	476	52
Current portion of long-term debt and finance leases	3	3
Customer deposits	71	101
Reserve for Aliso Canyon costs	60	160
Greenhouse gas obligations	39	37
Asset retirement obligations	90	90
Other	333	217
Total current liabilities	1,930	1,758

Long-term debt and finance leases	3,429	3,427

Deferred credits and other liabilities:
Pension obligation, net of plan assets	773	760
Deferred income taxes	1,204	1,177
Deferred investment tax credits	8	8
Regulatory liabilities	1,526	1,612
Asset retirement obligations	1,982	1,973
Greenhouse gas obligations	110	86
Deferred credits and other	422	330
Total deferred credits and other liabilities	6,025	5,946

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	3,656	3,390
Accumulated other comprehensive income (loss)	(24)	(20)
Total shareholders’ equity	4,520	4,258
Total liabilities and shareholders’ equity	$15,904	$15,389

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$264	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147	135
Deferred income taxes and investment tax credits	(65)	47
Other	5	21
Net change in other working capital components	287	76
Insurance receivable for Aliso Canyon costs	(16)	(29)
Changes in other noncurrent assets and liabilities, net	(246)	(56)
Net cash provided by operating activities	376	419

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(324)	(403)
Other	—	3
Net cash used in investing activities	(324)	(400)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in short-term debt, net	(66)	(16)
Payments on finance leases	(1)	—
Net cash used in financing activities	(67)	(16)

(Decrease) increase in cash and cash equivalents	(15)	3
Cash and cash equivalents, January 1	18	8
Cash and cash equivalents, March 31	$3	$11

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$26	$18

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$163	$159
Increase in finance lease obligations for investment in property, plant and equipment	3	5
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended March 31, 2019
Balance at December 31, 2018	$22	$866	$3,390	$(20)	$4,258
Cumulative-effect adjustment from
change in accounting principle			2	(4)	(2)

Net income			264		264

Preferred stock dividends declared ($0.38/share)			—		—
Balance at March 31, 2019	$22	$866	$3,656	$(24)	$4,520

	Three months ended March 31, 2018
Balance at December 31, 2017	$22	$866	$3,040	$(21)	$3,907

Net income			225		225

Preferred stock dividends declared ($0.38/share)			—		—
Balance at March 31, 2018	$22	$866	$3,265	$(21)	$4,132
See Notes to Condensed Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra Energy
Sempra Energy’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 energy-services holding company, and its consolidated subsidiaries and VIEs. Sempra Global is the holding company for most of our subsidiaries that are not subject to California or Texas utility regulation. Sempra Energy’s businesses are managed within six separate reportable segments, which we discuss in Note 12. In the first quarter of 2019, our Sempra LNG & Midstream segment was renamed “Sempra LNG.” This segment name change had no impact on our historical position, results of operations, cash flow or segment level results previously reported. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
We have prepared the Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after March 31, 2019 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.
All December 31, 2018 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2018 Consolidated Financial Statements in the Annual Report, which for Sempra Energy has been retrospectively adjusted for discontinued operations, as we discuss below. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of U.S. GAAP and the SEC.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report and the impact of the adoption of new accounting standards on those policies in Note 2 below. We follow the same accounting policies for interim reporting purposes.
You should read the information in this Quarterly Report in conjunction with the Annual Report.
Discontinued Operations
On January 25, 2019, our board of directors approved a plan to sell our South American businesses based on our strategic focus on North America. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with these businesses, met the held-for-sale criteria. These businesses are presented as discontinued operations, as the planned sale represents a strategic shift that will have a major effect on our operations and financial results. Throughout this report, the financial information for all periods presented has been adjusted to reflect the presentation of these businesses as discontinued operations, which we discuss further in Note 5. Our discussions in the Notes below relate only to our continuing operations unless otherwise noted.
Regulated Operations
The California Utilities and Sempra Mexico’s natural gas distribution utility, Ecogas, prepare their financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations. We discuss the effects of regulation and revenue recognition at our utilities in Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.
Our Sempra Texas Utility segment is comprised of our equity method investment in Oncor Holdings, which owns 80.25 percent of Oncor, as we discuss in Notes 5 and 6. Oncor is a regulated electric transmission and distribution utility and prepares its financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations.
Our Sempra Mexico segment includes the operating companies of our subsidiary, IEnova. Certain business activities at IEnova are regulated by the Comisión Reguladora de Energía (Energy Regulatory Commission in Mexico) and meet the regulatory accounting requirements of U.S. GAAP. Pipeline projects under construction at IEnova that meet the regulatory accounting requirements of U.S. GAAP record the impact of AFUDC related to equity. We discuss AFUDC below and in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets to the sum of such amounts reported on the Condensed Consolidated Statements of Cash Flows. We provide information about the nature of restricted cash in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	March 31,	December 31,
	2019	2018
Sempra Energy Consolidated:
Cash and cash equivalents	$78	$102
Restricted cash, current	41	35
Restricted cash, noncurrent	21	21
Cash, cash equivalents and restricted cash in discontinued operations	67	88
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$207	$246
SDG&E:
Cash and cash equivalents	$10	$8
Restricted cash, current	21	11
Restricted cash, noncurrent	18	18
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$49	$37

INVENTORIES
The following table presents the components of inventories by segment.

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
SDG&E	$—	$—	$—	$—	$99	$102	$99	$102
SoCalGas	12	92	—	—	46	42	58	134
Sempra Mexico	—	—	7	4	16	15	23	19
Sempra LNG	9	3	—	—	—	—	9	3
Sempra Energy Consolidated	$21	$95	$7	$4	$161	$159	$189	$258

CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest on equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized interest and AFUDC.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Sempra Energy Consolidated	$47	$49
SDG&E	17	24
SoCalGas	11	13

VARIABLE INTEREST ENTITIES
We consolidate a VIE if we are the primary beneficiary of the VIE. Our determination of whether we are the primary beneficiary is based on qualitative and quantitative analyses, which assess:

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
Otay Mesa VIE
SDG&E has a tolling agreement to purchase power generated at OMEC, a 605-MW generating facility. Under the terms of a related agreement, OMEC LLC can require SDG&E to purchase the power plant (referred to as the put option) on or before October 3, 2019 for $280 million, subject to adjustments, or upon earlier termination of the PPA.
The facility owner, OMEC LLC, is a VIE, which we refer to as Otay Mesa VIE, of which SDG&E is the primary beneficiary. SDG&E has no OMEC LLC voting rights, holds no equity in OMEC LLC and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Accordingly, SDG&E and Sempra Energy consolidate Otay Mesa VIE. Otay Mesa VIE’s equity of $102 million at March 31, 2019 and $100 million at December 31, 2018 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.
In October 2018, SDG&E and OMEC LLC signed a resource adequacy capacity agreement for a term that would commence at the expiration of the current tolling agreement in October 2019 and end in August 2024. The capacity agreement was approved by OMEC LLC’s lenders and the CPUC in December 2018 and February 2019, respectively. However, given certain pending requests for rehearing of the CPUC’s decisions related to OMEC, on March 28, 2019, OMEC LLC exercised the put option requiring SDG&E to purchase the power plant by October 3, 2019. The outcome of these rehearing requests could impact the effectiveness of the resource adequacy capacity agreement and whether the OMEC facility is purchased by SDG&E.
OMEC LLC has a loan outstanding of $220 million at March 31, 2019, which we describe in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC, nor is SDG&E required to assume OMEC LLC’s loan under the put option.
The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The captions in the table below correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Operating expenses
Cost of electric fuel and purchased power	$(16)	$(16)
Operation and maintenance	4	4
Depreciation and amortization	7	8
Total operating expenses	(5)	(4)
Operating income	5	4
Interest expense	(4)	(5)
Income (losses) before income taxes/Net income (loss)	1	(1)
(Earnings) losses attributable to noncontrolling interest	(1)	1
Earnings attributable to common shares	$—	$—

SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE described above, resulted in SDG&E being the primary beneficiary of a VIE at March 31, 2019. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, and other components of cash flows expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects could be significant to the financial position and liquidity of SDG&E and Sempra Energy. We provide additional information about PPAs with power plant facilities that are VIEs of which SDG&E is not the primary beneficiary in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Texas Utility
On March 9, 2018, we completed the acquisition of an indirect, 100-percent interest in Oncor Holdings, a VIE that owns an 80.25-percent interest in Oncor. Sempra Energy is not the primary beneficiary of the VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our current maximum exposure to loss from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $9,748 million at March 31, 2019 and $9,652 million at December 31, 2018. Our maximum exposure will fluctuate over time, including as a result of our commitment to contribute an estimated $1,025 million in capital (excluding Sempra Energy’s share of approximately $40 million for a management agreement termination fee, as well as other customary transaction costs incurred by InfraREIT that would be borne by Oncor as part of the acquisition) to partially fund Oncor’s pending acquisition of InfraREIT, which we discuss in Note 5.
Sempra Renewables
Certain of Sempra Renewables’ wind and solar power generation projects were held by limited liability companies whose members were Sempra Renewables and financial institutions. We sold the solar entities in December 2018 and the wind entities in April 2019. The financial institutions are noncontrolling tax equity investors to which earnings, tax attributes and cash flows were allocated in accordance with the respective limited liability company agreements. These entities were VIEs and Sempra Energy was the primary beneficiary, generally due to Sempra Energy’s power as the operator of the renewable energy projects to direct the activities that most significantly impacted the economic performance of these VIEs. As the primary beneficiary of these tax equity limited liability companies, we consolidated them.
Sempra Energy’s Condensed Consolidated Balance Sheets include equity of $161 million at March 31, 2019 and $158 million at December 31, 2018 of Other Noncontrolling Interests associated with these entities. Sempra Energy’s Condensed Consolidated Statements of Operations include the following amounts associated with the tax equity limited liability companies, net of eliminations of transactions between Sempra Energy and these entities.

AMOUNTS ASSOCIATED WITH TAX EQUITY ARRANGEMENTS
(Dollars in millions)
	Three months ended March 31,
	2019	2018
REVENUES
Energy-related businesses	$6	$17
EXPENSES
Operation and maintenance	(2)	(4)
Depreciation and amortization	(3)	(11)
Income before income taxes	1	2
Income tax benefit (expense)	1	(5)
Net income (loss)	2	(3)
(Earnings) losses attributable to noncontrolling interests(1)	(3)	21
(Losses) earnings attributable to common shares	$(1)	$18

(1)	Net income or loss attributable to NCI is computed using the HLBV method and is not based on ownership percentages.

We provide additional information regarding the tax equity limited liability companies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra LNG
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, and therefore we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $1,255 million at

March 31, 2019 and $1,271 million at December 31, 2018. Our current maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and the guarantees that we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Other Variable Interest Entities
Sempra Energy’s other businesses also enter into arrangements that could include variable interests. We evaluate these arrangements and applicable entities based on the qualitative and quantitative analyses described above. Certain of these entities are service or project companies that are VIEs because the total equity at risk is not sufficient for the entities to finance their activities without additional subordinated financial support. As the primary beneficiary of these companies, we consolidate them. The assets of these VIEs totaled approximately $502 million at March 31, 2019 and $286 million at December 31, 2018, and consisted primarily of PP&E and other long-term assets. Sempra Energy’s exposure to loss is equal to the carrying value of these assets. In all other cases, we have determined that these arrangements are not variable interests in a VIE and therefore are not subject to the U.S. GAAP requirements concerning the consolidation or disclosures of VIEs.
PENSION AND OTHER POSTRETIREMENT BENEFITS
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2019	2018	2019	2018
Service cost	$27	$33	$4	$6
Interest cost	35	35	9	9
Expected return on assets	(36)	(42)	(18)	(18)
Amortization of:
Prior service cost	3	3	—	—
Actuarial loss (gain)	14	9	(2)	(1)
Settlement charges	—	14	—	—
Net periodic benefit cost (credit)	43	52	(7)	(4)
Regulatory adjustment	(36)	(45)	7	4
Total expense recognized	$7	$7	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2019	2018	2019	2018
Service cost	$8	$8	$1	$1
Interest cost	9	9	2	2
Expected return on assets	(11)	(13)	(3)	(3)
Amortization of:
Prior service cost	1	—	1	1
Actuarial loss (gain)	4	1	(1)	(1)
Settlement charges	—	14	—	—
Net periodic benefit cost	11	19	—	—
Regulatory adjustment	(11)	(19)	—	—
Total expense recognized	$—	$—	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2019	2018	2019	2018
Service cost	$16	$22	$3	$4
Interest cost	23	23	7	7
Expected return on assets	(24)	(26)	(14)	(14)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss (gain)	9	6	(2)	—
Net periodic benefit cost (credit)	26	27	(7)	(4)
Regulatory adjustment	(25)	(26)	7	4
Total expense recognized	$1	$1	$—	$—

Benefit Plan Contributions
The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2019.

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Contributions through March 31, 2019:
Pension plans	$9	$—	$1
Other postretirement benefit plans	2	—	—
Total expected contributions in 2019:
Pension plans	$234	$40	$118
Other postretirement benefit plans	9	—	1

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $413 million and $416 million at March 31, 2019 and December 31, 2018, respectively.

EARNINGS PER COMMON SHARE
The following table provides EPS computations for the three months ended March 31, 2019 and 2018. Basic EPS is calculated by dividing earnings attributable to common shares (from both continuing and discontinued operations) by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2019	2018
Numerator for continuing operations:
Income from continuing operations, net of income tax	$560	$330
(Earnings) losses attributable to noncontrolling interests	(32)	24
Mandatory convertible preferred stock dividends	(36)	(28)
Earnings from continuing operations attributable to common shares	$492	$326

Numerator for discontinued operations:
(Loss) income from discontinued operations, net of income tax	$(42)	$28
Earnings attributable to noncontrolling interests	(9)	(7)
(Losses) earnings from discontinued operations attributable to common shares	$(51)	$21

Numerator for earnings:
Earnings attributable to common shares	$441	$347

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	274,674	257,932
Dilutive effect of stock options and RSUs(2)	969	933
Dilutive effect of common shares sold forward	1,585	625
Weighted-average common shares outstanding for diluted EPS	277,228	259,490

Basic EPS:
Earnings from continuing operations attributable to common shares	$1.79	$1.26
(Losses) earnings from discontinued operations attributable to common shares	$(0.19)	$0.08
Earnings attributable to common shares	$1.60	$1.34

Diluted EPS:
Earnings from continuing operations attributable to common shares	$1.78	$1.25
(Losses) earnings from discontinued operations attributable to common shares	$(0.19)	$0.08
Earnings attributable to common shares	$1.59	$1.33

(1)
Includes 613 and 628 average fully vested RSUs held in our Deferred Compensation Plan for the three months ended March 31, 2019 and 2018, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

(2)
Due to market fluctuations of both Sempra Energy common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended March 31, 2019 and 2018 excludes 316,385 and 80,449 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from the forward sale of our common stock pursuant to the forward sale agreements that we entered into in 2018 is reflected in our diluted EPS calculation using the treasury stock method. We anticipate there will be a dilutive effect on our EPS when the average market price of shares of our common stock is above the applicable adjusted forward sale price, subject to increase or decrease based on the overnight bank funding rate, less a spread, and subject to decrease by amounts related to expected dividends on shares of our common stock during the term of the forward sale agreements. Additionally, if we decide to physically settle or net share settle the forward sale agreements, delivery of our shares to the forward purchasers on any such physical settlement or net share settlement of the forward sale agreements would result in dilution to our EPS.
The potentially dilutive impact from mandatory convertible preferred stock that we issued in 2018 is calculated under the if-converted method. The computation of diluted EPS for the three months ended March 31, 2019 and 2018 excludes 18,601,085 and 15,592,572 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
Pursuant to our Sempra Energy share-based compensation plans, Sempra Energy’s Board of Directors granted 261,075 non-qualified stock options that are exercisable over a three-year period, 384,373 performance-based RSUs and 214,502 service-based RSUs in the three months ended March 31, 2019, primarily in January.
We discuss share-based compensation plans and related awards further in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.
COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended March 31, 2019 and 2018
Sempra Energy Consolidated(2):
Balance as of December 31, 2018	$(564)	$(82)	$(118)	$(764)
Cumulative-effect adjustment from change in accounting principle	—	(25)	(17)	(42)
OCI before reclassifications	32	(45)	1	(12)
Amounts reclassified from AOCI	—	(1)	2	1
Net OCI	32	(46)	3	(11)
Balance as of March 31, 2019	$(532)	$(153)	$(132)	$(817)

Balance as of December 31, 2017	$(420)	$(122)	$(84)	$(626)
Cumulative-effect adjustment from change in accounting principle	—	(3)	—	(3)
OCI before reclassifications	24	66	—	90
Amounts reclassified from AOCI	—	(8)	2	(6)
Net OCI	24	58	2	84
Balance as of March 31, 2018	$(396)	$(67)	$(82)	$(545)
SDG&E:
Balance as of December 31, 2018			$(10)	$(10)
Cumulative-effect adjustment from change in accounting principle			(2)	(2)
Balance as of March 31, 2019			$(12)	$(12)

Balance as of December 31, 2017 and March 31, 2018			$(8)	$(8)
SoCalGas:
Balance as of December 31, 2018		$(12)	$(8)	$(20)
Cumulative-effect adjustment from change in accounting principle		(2)	(2)	(4)
Balance as of March 31, 2019		$(14)	$(10)	$(24)

Balance as of December 31, 2017 and March 31, 2018		$(13)	$(8)	$(21)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

(2)	Includes discontinued operations.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended March 31,
	2019	2018
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments(1)	$1	$(2)	Interest Expense
	(3)	(18)	Other Income, Net
Interest rate and foreign exchange instruments	1	4	Equity Earnings (Losses)
Foreign exchange instruments	1	—	Revenues: Energy-Related Businesses
Total before income tax	—	(16)
	—	3	Income Tax Expense
Net of income tax	—	(13)
	(1)	5	(Earnings) Losses Attributable to Noncontrolling Interests
	$(1)	$(8)
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$2	$3	Other Income, Net
Amortization of prior service cost(2)	1	—	Other Income, Net
Total before income tax	3	3
	(1)	(1)	Income Tax Expense
Net of income tax	$2	$2

Total reclassifications for the period, net of tax	$1	$(6)
SDG&E:
Financial instruments:
Interest rate instruments(1)	$1	$3	Interest Expense
	(1)	(3)	(Earnings) Losses Attributable to Noncontrolling Interest
Total reclassifications for the period, net of tax	$—	$—

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

For the three months ended March 31, 2019 and 2018, reclassifications out of AOCI to net income were negligible for SoCalGas.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Sempra Energy Mandatory Convertible Preferred Stock Offerings
In January 2018, we issued 17,250,000 shares of our series A preferred stock in a registered public offering resulting in net proceeds of approximately $1.69 billion. In July 2018, we issued 5,750,000 shares of our series B preferred stock in a registered public offering resulting in net proceeds of approximately $565 million. Each share of series A preferred stock and series B preferred stock has a liquidation value of $100.00. We discuss the preferred stock offerings in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Common Stock Offerings
In January 2018, we completed the offering of 26,869,158 shares of our common stock, no par value, in a registered public offering at $107.00 per share (approximately $105.07 per share after deducting underwriting discounts), pursuant to forward sale agreements. We received net proceeds totaling approximately $1.27 billion from the sale of shares in the January 2018 offering (including $367 million to cover overallotments) and from the settlement of forward sales in the first quarter of 2018 under the forward sale agreements. We received net proceeds of approximately $800 million from the settlement of forward sales in the second quarter of 2018 under the forward sale agreements. In July 2018, we completed the offering of 11,212,500 shares of our common stock, no par value, in a registered public offering at $113.75 per share (approximately $111.87 per share after deducting underwriting discounts), pursuant to forward sale agreements. We received net proceeds of approximately $164 million from the sale of shares in the July 2018 offering to cover overallotments. We discuss the common stock offerings in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.
As of May 7, 2019, a total of 16,906,185 shares of Sempra Energy common stock remain subject to future settlement under these forward sale agreements, which may be settled on one or more dates specified by us occurring no later than December 15, 2019, which is the final settlement date under the agreements. Although we expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the forward purchasers upon the occurrence of certain events.
SoCalGas Preferred Stock
The preferred stock at SoCalGas is presented at Sempra Energy as a noncontrolling interest. Sempra Energy records charges against income related to NCI for preferred stock dividends declared by SoCalGas. We provide additional information regarding preferred stock in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
Other Noncontrolling Interests
Ownership interests that are held by owners other than Sempra Energy and SDG&E in subsidiaries or entities consolidated by them are accounted for and reported as NCI.
Sempra Mexico
In the first quarter of 2019, IEnova repurchased 1,600,000 shares of its outstanding common stock held by NCI for approximately $6 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5 percent at December 31, 2018 to 66.6 percent at March 31, 2019.
Sempra Renewables
As we discuss in Note 5, in April 2019, Sempra Renewables sold its remaining wind assets and investments, which included its wind tax equity arrangements. The remaining ownership interest in PXiSE Energy Solutions, LLC was subsumed into Parent and other.
Sempra LNG
On February 7, 2019, Sempra LNG purchased for $20 million the 9.1-percent minority interest in Bay Gas immediately prior to the sale of 100 percent of Bay Gas, which we discuss in Note 5.

The following table provides information on noncontrolling ownership interests held by others (not including preferred shareholders) in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets.

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity (deficit) held by noncontrolling interests
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
SDG&E:
Otay Mesa VIE	100%	100%	$102	$100
Sempra Mexico:
IEnova	33.4	33.5	1,611	1,592
IEnova subsidiaries(1)	10.0 – 47.6	10.0 – 49.0	13	13
Sempra Renewables:
Tax equity arrangements – wind(2)	NA	NA	161	158
PXiSE Energy Solutions, LLC	11.1	11.1	—	1
Sempra LNG:
Bay Gas	—	9.1	—	18
Liberty Gas Storage, LLC	24.6	24.6	(12)	(12)
Discontinued Operations:
Chilquinta Energía subsidiaries(1)	19.7 – 43.4	19.7 – 43.4	24	23
Luz del Sur	16.4	16.4	201	193
Tecsur	9.8	9.8	4	4
Total Sempra Energy			$2,104	$2,090

(1)	IEnova and Chilquinta Energía have subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

(2)	Net income or loss attributable to NCI is computed using the HLBV method and is not based on ownership percentages.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	March 31, 2019	December 31, 2018
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current	$50	$37

Sempra Mexico(1):
IMG – Note due March 15, 2022(2)	$668	$641
Energía Sierra Juárez – Note(3)	—	3
Total due from unconsolidated affiliates – noncurrent	$668	$644

Total due to various unconsolidated affiliates – current	$(10)	$(10)

Sempra Mexico(1):
Total due to unconsolidated affiliates – noncurrent – TAG – Note due December 20, 2021(4)	$(38)	$(37)
SDG&E:
Sempra Energy	$(37)	$(43)
SoCalGas	(14)	(6)
Various affiliates	(12)	(12)
Total due to unconsolidated affiliates – current	$(63)	$(61)

Income taxes due (to) from Sempra Energy(5)	$(29)	$5
SoCalGas:
SDG&E	$14	$6
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$15	$7

Sempra Energy	$(39)	$(34)
Various affiliates	(3)	—
Total due to unconsolidated affiliates – current	$(42)	$(34)

Income taxes due to Sempra Energy(5)	$(88)	$(4)

(1)	Amounts include principal balances plus accumulated interest outstanding.

(2)
Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $729 million U.S. dollar-equivalent, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (10.69 percent at March 31, 2019), to finance construction of the natural gas marine pipeline.

(3)	U.S. dollar-denominated loan, at a variable interest rate based on the 30-day LIBOR plus 637.5 bps (8.89 percent at December 31, 2018).

(4)	U.S. dollar-denominated loan, at a variable interest rate based on the 6-month LIBOR plus 290 bps (5.54 percent at March 31, 2019).

(5)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes revenues and cost of sales from unconsolidated affiliates.

REVENUES AND COST OF SALES FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Revenues:
Sempra Energy Consolidated	$14	$16
SDG&E	1	2
SoCalGas	17	17
Cost of Sales:
Sempra Energy Consolidated	$14	$12
SDG&E	20	19
SoCalGas	4	—

Guarantees
Sempra Energy has provided guarantees to certain of its JVs, including guarantees related to the financing of the Cameron LNG JV project, as we discuss in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
OTHER INCOME, NET
Other Income, Net on the Condensed Consolidated Statements of Operations consisted of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$21	$27
Investment gains (losses)(1)	26	(1)
Gains on interest rate and foreign exchange instruments, net	13	62
Foreign currency transaction gains, net(2)	7	30
Non-service component of net periodic benefit credit	24	32
Penalties related to billing practices OII	(8)	—
Interest on regulatory balancing accounts, net	(1)	—
Sundry, net	—	2
Total	$82	$152
SDG&E:
Allowance for equity funds used during construction	$12	$18
Non-service component of net periodic benefit credit	9	9
Sundry, net	1	1
Total	$22	$28
SoCalGas:
Allowance for equity funds used during construction	$8	$9
Non-service component of net periodic benefit credit	18	25
Penalties related to billing practices OII	(8)	—
Interest on regulatory balancing accounts, net	(1)	—
Sundry, net	(1)	(1)
Total	$16	$33

(1)
Represents investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

(2)
Includes gains of $10 million and $39 million in the three months ended March 31, 2019 and 2018, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to the IMG JV, which are offset by corresponding amounts included in Equity Earnings (Losses) on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Sempra Energy Consolidated:
Income tax expense from continuing operations	$42	$242

Income from continuing operations before income taxes
and equity earnings (losses) of unconsolidated entities	$501	$593
Equity earnings, before income tax(1)	5	5
Pretax income	$506	$598

Effective income tax rate	8%	40%
SDG&E:
Income tax expense	$5	$56
Income before income taxes	$182	$225
Effective income tax rate	3%	25%
SoCalGas:
Income tax expense	$19	$59
Income before income taxes	$283	$284
Effective income tax rate	7%	21%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted ETR anticipated for the full year. Unusual and infrequent items and items that cannot be reliably estimated are recorded in the interim period in which they occur, which can result in variability in the ETR.
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
In the three months ended March 31, 2019, SDG&E and SoCalGas recorded income tax benefits of $31 million and $35 million, respectively, from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
Discontinued Operations
On January 25, 2019, our board of directors approved a plan to sell our South American businesses, as we discuss in Note 5. Prior to this decision, our repatriation estimate excluded post-2017 earnings and other basis differences related to our South American businesses. Because of our decision to sell our South American businesses, we no longer assert indefinite reinvestment of these basis differences and have recorded the following in discontinued operations in the three months ended March 31, 2019:

▪	$103 million income tax expense related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses; and

▪	$13 million income tax expense related to the increase in outside basis differences from 2019 earnings since January 25, 2019.
We have not changed our indefinite reinvestment assertion or repatriation plan for our continuing international operations.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our financial condition, results of operations, cash flows or disclosures.
ASU 2016-02, “Leases,” ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases,” ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” ASU 2018-20, “Narrow-Scope Improvements for Lessors” and ASU 2019-01, “Leases (Topic 842): Codification Improvements” (collectively referred to as the “lease standard”): In 2016, the FASB began issuing the first in a series of ASUs intended to increase transparency and comparability among organizations with leasing activities. The most significant provision of the lease standard is the requirement that lessees recognize operating lease ROU assets and lease liabilities on the balance sheet.
We adopted the lease standard on January 1, 2019, using the optional transition method to apply the new guidance prospectively as of January 1, 2019, rather than as of the earliest period presented. We elected the package of practical expedients that permits us to not reassess (a) whether a contract is or contains a lease, (b) lease classification or (c) determination of initial direct costs, which allows us to carry forward accounting conclusions under previous U.S. GAAP on contracts that commenced prior to adoption of the lease standard. We also elected the land easement practical expedient, which allows us to continue to account for pre-existing land easements under our accounting policy that existed before adoption of the lease standard. We did not elect the practical expedient to use hindsight in making judgments when determining the lease term.
The adoption of the lease standard did not change our previously reported financial statements. However, in accordance with the lease standard, on a prospective basis, a significant portion of finance lease costs for PPAs that have historically been presented in Cost of Electric Fuel and Purchased Power are now presented in Depreciation and Amortization Expense and Interest Expense on Sempra Energy’s and SDG&E’s statements of operations. Additionally, the adoption of the lease standard had a material impact on our balance sheets at January 1, 2019 due to the initial recognition of ROU assets and lease liabilities for operating leases. Our finance leases were already included on our balance sheets prior to adoption of the lease standard, consistent with previous U.S. GAAP for capital leases.
The following table shows the initial (decreases) increases on our balance sheets at January 1, 2019 from adoption of the lease standard.

IMPACT FROM ADOPTION OF THE LEASE STANDARD
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Assets held for sale	$13	$—	$—
Sundry	(71)	—	—
Property, plant and equipment, net	(147)	—	—
Right-of-use assets – operating leases	603	130	116
Deferred income tax assets	(3)	—	—
Other current liabilities	80	20	23
Long-term debt	(138)	—	—
Deferred credits and other	436	110	93
Retained earnings	17	—	—

As a result of the adoption of the lease standard, we derecognized our corporate headquarters building lease in accordance with the transition provisions for build-to-suit arrangements. On a prospective basis, we will account for the corporate headquarters building lease as an operating lease. The initial impact is included in the above table.
We include additional disclosures about our leases in Note 11.
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
For public entities, ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2018. The amendments are to be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings at the beginning of the first reporting period in the year of adoption. We are currently evaluating the impact of the standard on our ongoing financial reporting and plan to adopt the standard on January 1, 2020.
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
ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”: ASU 2018-02 contains amendments that allow a reclassification from AOCI to retained earnings for stranded tax effects resulting from the TCJA. Under ASU 2018-02, an entity is required to provide certain disclosures regarding stranded tax effects, including its accounting policy related to releasing the income tax effects from AOCI. The amendments in this update can be applied either as of the beginning of the period of adoption or retrospectively as of the date of enactment of the TCJA and to each period in which the effect of the TCJA is recognized. We adopted ASU 2018-02 on January 1, 2019 and reclassified the income tax effects of the TCJA from AOCI to retained earnings.
The impact from adoption of ASU 2018-02 on January 1, 2019 was as follows:

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

NOTE 3. REVENUES
We discuss revenue recognition for revenues from contracts with customers and from sources other than contracts with customers in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.
The following table disaggregates our revenues from contracts with customers by major service line and market and provides a reconciliation to total revenues by segment. The majority of our revenue is recognized over time.

DISAGGREGATED REVENUES
(Dollars in millions)
	Three months ended March 31, 2019
	SDG&E	SoCalGas	Sempra Mexico	Sempra Renewables	Sempra LNG	Consolidating adjustments	Sempra Energy Consolidated
By major service line:
Utilities	$1,236	$1,528	$27	$—	$—	$(18)	$2,773
Midstream	—	—	171	—	67	(59)	179
Renewables	—	—	20	4	—	—	24
Other	—	—	66	—	1	—	67
Revenues from contracts with customers	$1,236	$1,528	$284	$4	$68	$(77)	$3,043

By market:
Electric	$997	$—	$86	$4	$1	$(1)	$1,087
Gas	239	1,528	198	—	67	(76)	1,956
Revenues from contracts with customers	$1,236	$1,528	$284	$4	$68	$(77)	$3,043

Revenues from contracts with customers	$1,236	$1,528	$284	$4	$68	$(77)	$3,043
Utilities regulatory revenues	(91)	(167)	—	—	—	—	(258)
Other revenues	—	—	99	3	73	(62)	113
Total revenues	$1,145	$1,361	$383	$7	$141	$(139)	$2,898
	Three months ended March 31, 2018
By major service line:
Utilities	$1,131	$1,081	$28	$—	$—	$(19)	$2,221
Midstream	—	—	143	—	54	(21)	176
Renewables	—	—	22	11	1	(1)	33
Other	—	—	41	—	2	(2)	41
Revenues from contracts with customers	$1,131	$1,081	$234	$11	$57	$(43)	$2,471

By market:
Electric	$963	$—	$62	$11	$2	$(4)	$1,034
Gas	168	1,081	172	—	55	(39)	1,437
Revenues from contracts with customers	$1,131	$1,081	$234	$11	$57	$(43)	$2,471

Revenues from contracts with customers	$1,131	$1,081	$234	$11	$57	$(43)	$2,471
Utilities regulatory revenues	(76)	45	—	—	—	—	(31)
Other revenues	—	—	74	14	47	(39)	96
Total revenues	$1,055	$1,126	$308	$25	$104	$(82)	$2,536

Remaining Performance Obligations
For contracts greater than one year, at March 31, 2019, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such remaining performance obligations at March 31, 2019.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
2019 (excluding first three months of 2019)	$384	$2
2020	512	3
2021	513	3
2022	515	3
2023	509	3
Thereafter	2,784	52
Total revenues to be recognized	$5,217	$66

(1)	Excludes intercompany transactions.
Contract Balances from Revenues from Contracts with Customers

Activities within Sempra Energy’s contract liabilities are presented below. There were no contract liabilities at SDG&E or SoCalGas for the three months ended March 31, 2019 and 2018.

CONTRACT LIABILITIES
(Dollars in millions)
Balance at January 1, 2019	$(70)
Revenue from performance obligations satisfied during reporting period	1
Payments received in advance	(2)
Balance at March 31, 2019(1)	$(71)

Balance at January 1, 2018	$—
Adoption of ASC 606 adjustment	(61)
Revenue from performance obligations satisfied during reporting period	5
Payments received in advance	(7)
Balance at March 31, 2018	$(63)

(1)	Includes a negligible amount in Other Current Liabilities and $71 million in Deferred Credits and Other on the Sempra Energy Condensed Consolidated Balance Sheet.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on our Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	March 31, 2019	December 31, 2018
Sempra Energy Consolidated:
Accounts receivable – trade, net	$1,145	$1,106
Accounts receivable – other, net	14	11
Due from unconsolidated affiliates – current(1)	6	4
Assets held for sale	1	6
Total	$1,166	$1,127
SDG&E:
Accounts receivable – trade, net	$390	$368
Accounts receivable – other, net	12	6
Due from unconsolidated affiliates – current(1)	3	3
Total	$405	$377
SoCalGas:
Accounts receivable – trade, net	$674	$634
Accounts receivable – other, net	2	5
Total	$676	$639

(1)	Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

NOTE 4. REGULATORY MATTERS
We discuss regulatory matters in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and information about new regulatory matters below.

REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	March 31, 2019	December 31, 2018

SDG&E:
Fixed-price contracts and other derivatives	$(144)	$(150)
Deferred income taxes refundable in rates	(171)	(236)
Pension and other postretirement benefit plan obligations	190	186
Removal obligations	(1,946)	(1,848)
Unamortized loss on reacquired debt	6	7
Environmental costs	27	28
Sunrise Powerlink fire mitigation	121	120
Regulatory balancing accounts(1)
Commodity – electric	60	(8)
Gas transportation	13	45
Safety and reliability	77	70
Public purpose programs	(80)	(62)
Other balancing accounts	67	145
Other regulatory liabilities, net(2)	(199)	(177)
Total SDG&E	(1,979)	(1,880)
SoCalGas:
Pension and other postretirement benefit plan obligations	479	470
Employee benefit costs	49	49
Removal obligations	(804)	(833)
Deferred income taxes refundable in rates	(248)	(336)
Unamortized loss on reacquired debt	6	7
Environmental costs	32	28
Workers’ compensation	9	9
Regulatory balancing accounts(1)
Commodity – gas, including transportation	16	196
Safety and reliability	348	332
Public purpose programs	(289)	(325)
Other balancing accounts	(143)	(68)
Other regulatory liabilities, net(2)	(160)	(130)
Total SoCalGas	(705)	(601)
Sempra Mexico:
Deferred income taxes recoverable in rates	81	81
Other regulatory assets	9	6
Total Sempra Energy Consolidated	$(2,594)	$(2,394)

(1)
At March 31, 2019 and December 31, 2018, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $84 million and $78 million, respectively, and for SoCalGas was $405 million and $185 million, respectively.

(2)	Includes regulatory assets earning a rate of return.
CALIFORNIA UTILITIES
CPUC General Rate Case
The CPUC uses a GRC proceeding to set sufficient rates to allow the California Utilities to recover their reasonable cost of O&M and to provide the opportunity to realize their authorized rates of return on their investment.
2019 General Rate Case
On October 6, 2017, SDG&E and SoCalGas filed their 2019 GRC applications requesting CPUC approval of test year revenue requirements for 2019 and attrition year adjustments for 2020 through 2022. SDG&E and SoCalGas are seeking revenue requirements for 2019 of $2.203 billion and $2.937 billion, respectively, which is an increase of $221 million and $481 million over their respective 2018 revenue requirements (the 2019 proposed and 2018 actual revenue requirements reflect the impact of various updates made during the course of the proceeding). The California Utilities are proposing post-test year revenue requirement annual attrition percentages that are estimated to result in annual increases of approximately 5 percent to 7 percent at SDG&E and approximately 6 percent to 8 percent at SoCalGas. The original GRC applications filed in October 2017 did not reflect the impact of the TCJA, which we discuss in “2016 General Rate Case” below and in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report. In April 2018, SDG&E and SoCalGas updated their applications to reflect the impact of the TCJA and filed a joint proposal to address the impacts. The TCJA impact to SDG&E is a reduction of approximately $58 million to its 2019 test year revenue requirement; however, SDG&E’s 2019 requested revenue requirement is unchanged as we evaluate potentially higher costs associated with mitigating wildfire risks. The TCJA impact to SoCalGas’ 2019 requested revenue requirement is a reduction of approximately $58 million, which is reflected in its updated request.
During the course of the proceeding, Cal PA recommended 2019 revenue requirements of $1.918 billion and $2.695 billion for SDG&E and SoCalGas, respectively, which is a net decrease of $64 million for SDG&E and a net increase of $239 million for SoCalGas compared to the 2018 revenue requirements. Cal PA proposes a three-year annual attrition percentage of 4 percent for SDG&E and a range of 4 percent to 5 percent for SoCalGas. Cal PA recommends addressing SDG&E’s potential ownership of OMEC in a separate proceeding. As a result, Cal PA’s proposed 2019 revenue requirement does not include the estimated $68 million included in SDG&E’s GRC application associated with owning and operating the generating facility. As we discuss in Note 1, on March 28, 2019, OMEC LLC exercised the put option requiring SDG&E to purchase the power plant by October 3, 2019, which is subject to the results of rehearing requests. TURN and other intervenors oppose various components of our revenue requests in the 2019 GRC applications.
The results of the rate case may materially and adversely differ from what is contained in the GRC applications.
We expect a preliminary decision from the CPUC in mid-2019.
2016 General Rate Case
As we discuss in Notes 4 and 8 of the Notes to Consolidated Financial Statements in the Annual Report, the 2016 GRC FD required SDG&E and SoCalGas to each establish a two-way income tax expense memorandum account to track certain revenue variances resulting from certain differences between the income tax expense forecasted in the GRC and the income tax expense incurred from 2016 through 2018. At March 31, 2019, the recorded regulatory liability associated with these tracked amounts totaled $90 million and $95 million for SDG&E and SoCalGas, respectively. The recorded liability is primarily related to lower income tax expense incurred than was forecasted in the GRC relating to tax repairs deductions, self-developed software deductions and certain book-over-tax depreciation. The tracking accounts will remain open until the CPUC decides to close the accounts, which we expect will be reviewed in the 2019 GRC proceedings.
The 2016 GRC FD revenue requirement was authorized using a federal income tax rate of 35 percent. As a result of the TCJA, the federal income tax rate of 21 percent became effective January 1, 2018. Since SDG&E and SoCalGas continue to collect authorized revenues based on a 35 percent tax rate, SDG&E and SoCalGas are recording revenue deferrals, aligned with authorized seasonality factors, that reflect the estimated reduction in the revenue requirement. As of March 31, 2019, SDG&E and SoCalGas recorded regulatory liabilities of $95 million and $91 million, respectively, in anticipation of amounts that will benefit customers in future rates. SDG&E also recorded a $85 million regulatory liability at March 31, 2019, relating to its FERC jurisdictional rates, in anticipation of amounts that will benefit customers in future rates for the decrease in the federal income tax rate.
CPUC Cost of Capital
In April 2019, SDG&E and SoCalGas filed separate applications with the CPUC to update their cost of capital effective January 1, 2020. SDG&E proposed to adjust its authorized capital structure by increasing the amount of its common equity from 52 percent to 56 percent. SDG&E also proposed to increase its authorized ROE from 10.2 percent to 14.3 percent, including a premium for wildfire risk of 3.4 percent, and to increase its authorized return on rate base from 7.55 percent to 10.03 percent. SoCalGas proposed to adjust its authorized capital structure by increasing the amount of its common equity from 52 percent to 56 percent. SoCalGas also proposed to increase its authorized ROE from 10.05 percent to 10.7 percent and to increase its authorized return on rate base from 7.34 percent to 7.85 percent.
SOCALGAS
Billing Practices OII

In May 2017, the CPUC issued an OII to determine whether SoCalGas violated any provisions of the California Public Utilities Code, General Orders, CPUC decisions, or other requirements pertaining to billing practices from 2014 through 2016. The CPUC examined the timeliness of monthly bills, extending the billing period for customers, and issuing estimated bills, including an examination of SoCalGas’ gas tariff rules. In January 2019, the CPUC ordered SoCalGas to pay $8 million in penalties, including $3 million payable to California’s general fund and $5 million to be credited to customers that received delayed bills (greater than 45 days) in the form of a $100 bill credit. SoCalGas filed an appeal of the CPUC’s conclusions in the order, which, in April 2019, the CPUC denied.

NOTE 5. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS
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
We discuss this acquisition, including the purchase price allocation, in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra South American Utilities
Compañía Transmisora del Norte Grande S.A.
On December 18, 2018, Chilquinta Energía acquired a 100-percent interest in Compañía Transmisora del Norte Grande S.A. through a sales and purchase agreement with AES Gener S.A. and its subsidiary Sociedad Eléctrica Angamos S.A. We completed the acquisition for a purchase price of $226 million and paid $208 million (net of $18 million cash acquired) with available cash on hand at Sempra South American Utilities.
We accounted for this business combination using the acquisition method of accounting. We allocated the $208 million in cash paid ($226 million purchase price less $18 million of cash acquired) to the identifiable assets acquired and liabilities assumed based on their respective fair values, with the excess recognized as goodwill, which is included in assets held for sale in discontinued operations. There were no measurement period adjustments related to this acquisition during the three months ended March 31, 2019. At March 31, 2019, the purchase price allocation was preliminary and subject to completion. Adjustments to the fair value estimates may occur as the process conducted for various valuations and assessments is finalized, primarily related to deferred income taxes.
We discuss this acquisition, including the purchase price allocation, in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.
PENDING ACQUISITIONS
Sempra Texas Utility
On October 18, 2018, Oncor entered into the InfraREIT Merger Agreement, whereby Oncor has agreed to acquire 100 percent of the issued and outstanding shares of InfraREIT and 100 percent of the limited partnership units of its subsidiary, InfraREIT Partners, for approximately $1,275 million, or $21 per share and unit, plus approximately $40 million for a management agreement termination fee, as well as other customary transaction costs incurred by InfraREIT that would be borne by Oncor as part of the acquisition. In addition, the transaction includes InfraREIT’s outstanding debt, which as of March 31, 2019 was approximately $946 million. Consummation of the InfraREIT Merger Agreement is subject to the satisfaction of certain closing conditions, including the substantially concurrent consummation of the transactions contemplated by the Asset Exchange Agreement and Securities Purchase Agreement, discussed below.
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
For Oncor to fund its acquisition of interests in InfraREIT, Sempra Energy and certain indirect equity holders of TTI have committed to make capital contributions proportionate to their respective ownership interest in Oncor, with the amount estimated to be contributed by Sempra Energy equal to approximately $1,025 million, excluding Sempra Energy’s share of approximately $40 million for a management agreement termination fee, as well as other customary transaction costs incurred by InfraREIT that would be borne by Oncor as part of the acquisition. We expect to fund our capital contribution to Oncor and to purchase the 50-percent limited-partner interest in Sharyland Holdings, LP by utilizing a portion of the proceeds received from the sales of Sempra Renewables’ assets. The capital contributions are contingent on the satisfaction of customary conditions, including the substantially simultaneous closing of the transactions contemplated by the InfraREIT Merger Agreement, but are not a condition to the transactions contemplated therein.
The transactions are subject to the satisfaction of certain closing conditions, including approval by the PUCT. In December 2018, early termination of the 30-day waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted. In March 2019, we received approval from the FERC and clearance from the Committee on Foreign Investment in the United States. In addition, the acquisition of InfraREIT was approved by the InfraREIT stockholders on February 7, 2019. We expect that the transactions will close in mid-2019.
DIVESTITURES
Sempra LNG
On February 7, 2019, Sempra LNG completed the sale of its non-utility natural gas storage assets in the southeast U.S. (comprised of Mississippi Hub and Bay Gas), which we classified as held for sale at December 31, 2018, to an affiliate of ArcLight Capital Partners and received cash proceeds of $322 million (subject to working capital adjustments), net of transaction costs. In January 2019, Sempra LNG completed the sale of other non-utility assets for $5 million.
ASSETS HELD FOR SALE
We classify assets as held for sale when management approves and commits to a formal plan to actively market an asset for sale and we expect the sale to close within the next 12 months. Upon classifying an asset as held for sale, we record the asset at the lower of its carrying value or its estimated fair value reduced for selling costs.

Sempra Renewables
On February 12, 2019, Sempra Renewables entered into an agreement with American Electric Power Company, Inc. (AEP) to sell its remaining wind assets and investments. On April 22, 2019, Sempra Renewables completed the sale to AEP for $584 million in cash, subject to working capital and other customary adjustments. Upon completion of the sale, remaining nominal business activities at Sempra Renewables were subsumed into Parent and other and the Sempra Renewables segment ceased to exist.
The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale.

ASSETS HELD FOR SALE
(Dollars in millions)
Sempra Renewables’ wind assets
At March 31, 2019
Cash and cash equivalents	$4
Accounts receivable – trade, net	2
Other current assets	2
Property, plant and equipment, net	366
Total assets held for sale	$374

Accounts payable – trade	$1
Asset retirement obligations	6
Total liabilities held for sale(1)	$7

(1)	Included in Other Current Liabilities on Sempra Energy’s Condensed Consolidated Balance Sheet.

Sempra Renewables’ wind equity method investments totaling $290 million at March 31, 2019, which are included in the sale to AEP, were classified as Other Investments on Sempra Energy’s Condensed Consolidated Balance Sheet.
DISCONTINUED OPERATIONS
On January 25, 2019, our board of directors approved a plan to sell our South American businesses. We launched a formal process to sell our South American businesses and expect to complete the sale by the end of 2019. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with those businesses, met the held-for-sale criteria. These businesses are presented as discontinued operations, as the planned sale represents a strategic shift that will have a major effect on our operations and financial results. We do not plan to have significant continuing involvement in or be able to exercise significant influence on the operating or financial policies of these operations after they are sold. Accordingly, the results of operations, financial position and cash flows for these businesses have been reclassified to discontinued operations for all periods presented.
Discontinued operations that were previously in the Sempra South American Utilities segment include our 100-percent interest in Chilquinta Energía in Chile, our 83.6-percent interest in Luz del Sur in Peru and our interests in two energy-services companies, Tecnored and Tecsur, which provide electric construction and infrastructure services to Chilquinta Energía and Luz del Sur, respectively, as well as third parties.

Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Revenues	$421	$426
Cost of sales	(265)	(293)
Operating expenses	(45)	(54)
Interest and other	(3)	(5)
Income before income taxes and equity earnings of unconsolidated entities	108	74
Income tax expense	(151)	(47)
Equity earnings	1	1
(Loss) income from discontinued operations, net of income tax	(42)	28
Earnings attributable to noncontrolling interests	(9)	(7)
(Losses) earnings from discontinued operations attributable to common shares	$(51)	$21
The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale in discontinued operations.

ASSETS HELD FOR SALE IN DISCONTINUED OPERATIONS
(Dollars in millions)
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$67	$88
Accounts receivable, net	331	315
Due from unconsolidated affiliates	3	2
Inventories	41	38
Other current assets	15	16
Current assets	$457	$459

Due from unconsolidated affiliates	$46	$44
Goodwill and other intangible assets	834	819
Property, plant and equipment, net	2,459	2,357
Other noncurrent assets	49	39
Noncurrent assets	$3,388	$3,259

Short-term debt	$46	$55
Accounts payable	188	176
Current portion of long-term debt and finance leases	22	29
Other current liabilities	119	108
Current liabilities	$375	$368

Long-term debt and finance leases	$721	$708
Deferred income taxes	263	250
Other noncurrent liabilities	62	55
Noncurrent liabilities	$1,046	$1,013

NOTE 6. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We generally account for investments under the equity method when we have significant influence over, but do not have control of, these entities. Equity earnings and losses, both before and net of income tax, are combined and presented as Equity Earnings (Losses) on the Condensed Consolidated Statements of Operations. See Note 1 for information on how equity earnings and losses before income taxes are factored into the calculations of our pretax income or loss and ETR.
Our equity method investments include various domestic and foreign entities. Our foreign equity method investees are corporations whose operations are generally taxable on a stand alone basis in the countries in which they operate, and we recognize our equity in such income or loss net of investee income tax.
Oncor is a domestic partnership for U.S. federal income tax purposes and is not included in the consolidated income tax return of Sempra Energy. Rather, only our equity earnings from our investment in Oncor Holdings (a disregarded entity for tax purposes) are included in our consolidated income tax return. A tax sharing agreement with TTI, Oncor Holdings and Oncor provides for the calculation of an income tax liability substantially as if Oncor Holdings and Oncor were taxed as corporations, and requires tax payments determined on that basis. While partnerships are not subject to income taxes, in consideration of the tax sharing agreement and Oncor being subject to the provisions of U.S. GAAP governing rate-regulated operations, Oncor recognizes amounts determined under cost-based regulatory rate-setting processes (with such costs including income taxes), as if it were taxed as a corporation. As a result, since Oncor Holdings consolidates Oncor, we recognize equity earnings from our investment in Oncor Holdings net of its recorded income tax.
We provide additional information concerning our equity method investments in Note 5 above and in Notes 5 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.
SEMPRA TEXAS UTILITY
We account for our 100-percent ownership interest in Oncor Holdings as an equity method investment. Due to the ring-fencing measures, governance mechanisms, and commitments in effect following the Merger, we do not have the power to direct the significant activities of Oncor Holdings and Oncor. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information related to the restrictions on our ability to direct the significant activities of Oncor Holdings and Oncor.
In each of the first quarter of 2019 and the second quarter of 2019 through May 7, 2019, Sempra Energy contributed $56 million to Oncor, and Oncor Holdings distributed to Sempra Energy $54 million in dividends and $3 million in tax sharing payments.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended March 31, 2019	March 9 - March 31, 2018
Operating revenues	$1,016	$236
Operating expense	(775)	(185)
Income from operations	241	51
Interest expense	(86)	(22)
Income tax expense	(23)	(7)
Net income	114	19
Noncontrolling interest held by TTI	(23)	(4)
Earnings attributable to Sempra Energy(1)	91	15

(1)
Earnings at Oncor Holdings differ from earnings at the Sempra Texas Utility segment due to amortization of a tax sharing liability associated with a tax sharing arrangement and basis differences in AOCI.

SEMPRA MEXICO
Sempra Mexico invested cash of $25 million in the IMG JV in the three months ended March 31, 2018.
SEMPRA RENEWABLES
As we discuss in Note 5, in February 2019, Sempra Renewables entered into an agreement to sell its remaining wind assets and investments. At March 31, 2019, the wind investments had a carrying value of $290 million and were included in Other

Investments on Sempra Energy’s Condensed Consolidated Balance Sheets. We completed the sale in April 2019, as we discuss in Note 5.
SEMPRA LNG
Sempra LNG capitalized $13 million and $11 million of interest in the three months ended March 31, 2019 and 2018, respectively, related to its investment in Cameron LNG JV, which has not commenced planned principal operations. In the three months ended March 31, 2019 and 2018, Sempra LNG invested cash of $25 million and $29 million, respectively, in this unconsolidated JV.
GUARANTEES
At March 31, 2019, we had outstanding guarantees aggregating a maximum of $4.2 billion with an aggregate carrying value of $10 million. We discuss these guarantees in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 7. DEBT AND CREDIT FACILITIES
LINES OF CREDIT
Primary U.S. Committed Lines of Credit
At March 31, 2019, Sempra Energy Consolidated had an aggregate of approximately $5.4 billion in three primary U.S. committed lines of credit for Sempra Energy, Sempra Global and the California Utilities to provide liquidity and to support commercial paper. The principal terms of these committed lines of credit, which expire in October 2020, are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	March 31, 2019
	Total facility	Commercial paper outstanding(1)	Available unused credit
Sempra Energy(2)	$1,250	$—	$1,250
Sempra Global(3)	3,185	(1,289)	1,896
California Utilities(4):
SDG&E	750	(238)	512
SoCalGas	750	(190)	560
Less: subject to a combined limit of $1 billion for both utilities	(500)	—	(500)
	1,000	(428)	572
Total	$5,435	$(1,717)	$3,718

(1)	Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.

(2)
The facility also provides for issuance of up to $400 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. No letters of credit were outstanding at March 31, 2019.

(3)	Commercial paper outstanding is before reductions of unamortized discount of $2 million. Sempra Energy guarantees Sempra Global’s obligations under the credit facility.

(4)
The facility also provides for the issuance of letters of credit on behalf of each utility, subject to a combined letter of credit commitment of $250 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit. No letters of credit were outstanding at March 31, 2019.

Sempra Energy, SDG&E and SoCalGas must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65 percent at the end of each quarter. At March 31, 2019, each entity was in compliance with this and all other financial covenants under its respective credit facility.

Foreign Committed Lines of Credit
In February 2019, IEnova revised the terms of its five-year revolving credit facility by increasing the amount available under the facility from $1.17 billion to $1.5 billion, extending the expiration of the facility from August 2020 to February 2024 and increasing the syndicate of lenders from eight to 10. At March 31, 2019, available unused credit on this line was approximately $692 million.
On April 11, 2019, IEnova entered into a three-year, $100 million revolving credit agreement with Scotiabank Inverlat, S.A. Under the agreement, withdrawals may be made for up to one year in either U.S. dollars or Mexican pesos.
Letters of Credit
Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At March 31, 2019, we had approximately $611 million in standby letters of credit outstanding under these agreements.
WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on total short-term debt at Sempra Energy Consolidated were 3.07 percent and 2.99 percent at March 31, 2019 and December 31, 2018, respectively. The weighted-average interest rates on total short-term debt at SDG&E were 2.80 percent and 2.97 percent at March 31, 2019 and December 31, 2018, respectively. The weighted-average interest rates on total short-term debt at SoCalGas were 2.49 percent and 2.58 percent at March 31, 2019 and December 31, 2018, respectively.
INTEREST RATE SWAPS
In February 2019, Sempra Energy entered into floating-to-fixed interest rate swaps to hedge interest payments on the $850 million of variable rate notes issued in October 2017 and maturing in March 2021, resulting in an all-in fixed rate of 3.069 percent. We discuss our interest rate swaps to hedge cash flows in Note 8.

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
In all other cases, we record derivatives at fair value on the Condensed Consolidated Balance Sheets. We designate each derivative as (1) a cash flow hedge, (2) a fair value hedge, or (3) undesignated. Depending on the applicability of hedge accounting and, for the California Utilities and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in OCI (cash flow hedge), on the balance sheet (fair value hedges and regulatory offsets), or recognized in earnings. We classify cash flows from the principal settlements of cross-currency swaps that hedge exposure related to Mexican peso-denominated debt as financing activities and settlements of other derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.
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

▪
Sempra Mexico, Sempra LNG and Sempra Renewables may use natural gas and electricity derivatives, as appropriate, to optimize the earnings of their assets which support the following businesses: LNG, natural gas transportation and storage, and power generation. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Cost of Sales on the Condensed Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges. Sempra Mexico may also use natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations.

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel and GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	March 31, 2019	December 31, 2018
Sempra Energy Consolidated:
Natural gas	MMBtu	33	35
Electricity	MWh	2	2
Congestion revenue rights	MWh	50	52
SDG&E:
Natural gas	MMBtu	32	33
Electricity	MWh	2	2
Congestion revenue rights	MWh	50	52

In addition to the amounts noted above, we use commodity derivatives to manage risks associated with the physical locations of contractual obligations and assets, such as natural gas purchases and sales.
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

The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2019		December 31, 2018
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$1,430	2019-2032	$594	2019-2032
SDG&E:
Cash flow hedge(1)	142	2019	142	2019

(1)
Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE. In December 2018, OMEC LLC entered into new floating-to-fixed interest rate swaps with notional amounts of $159 million effective April 30, 2019 through October 31, 2019, and a swaption with a notional amount of $142 million effective October 31, 2019 through October 31, 2023.

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
The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	March 31, 2019		December 31, 2018
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$306	2019-2023	$306	2019-2023
Other foreign currency derivatives	1,084	2019-2020	1,158	2019-2020
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2019
	Current assets: Other(1)	Other assets: Sundry	Current liabilities: Other	Deferred credits and other liabilities: Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(2)	$—	$—	$(5)	$(146)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	12	—	—	—
Commodity contracts not subject to rate recovery	58	6	(65)	(5)
Associated offsetting commodity contracts	(47)	(2)	47	2
Commodity contracts subject to rate recovery	50	236	(41)	(65)
Associated offsetting commodity contracts	(5)	(2)	5	2
Associated offsetting cash collateral	—	—	3	3
Net amounts presented on the balance sheet	68	238	(56)	(209)
Additional cash collateral for commodity contracts not subject to rate recovery	25	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	26	—	—	—
Total(3)	$119	$238	$(56)	$(209)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$45	$234	$(37)	$(65)
Associated offsetting commodity contracts	(5)	(2)	5	2
Associated offsetting cash collateral	—	—	3	3
Net amounts presented on the balance sheet	40	232	(29)	(60)
Additional cash collateral for commodity contracts subject to rate recovery	25	—	—	—
Total(3)	$65	$232	$(29)	$(60)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$5	$2	$(4)	$—
Net amounts presented on the balance sheet	5	2	(4)	—
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$6	$2	$(4)	$—

(1) Included in Current Assets: Fixed-Price Contracts and Other Derivatives for SDG&E.
(2) Includes a negligible amount for Otay Mesa VIE.
(3) Normal purchase contracts previously measured at fair value are excluded.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2018
	Current assets: Other(1)	Other assets: Sundry	Current liabilities: Other	Deferred credits and other liabilities: Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(2)	$2	$—	$(3)	$(147)
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	153	7	(164)	(6)
Associated offsetting commodity contracts	(133)	(3)	133	3
Commodity contracts subject to rate recovery	64	233	(42)	(72)
Associated offsetting commodity contracts	(6)	(2)	6	2
Associated offsetting cash collateral	—	—	—	2
Net amounts presented on the balance sheet	80	235	(70)	(218)
Additional cash collateral for commodity contracts not subject to rate recovery	19	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	33	—	—	—
Total(3)	$132	$235	$(70)	$(218)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(2)	$—	$—	$(1)	$—
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	60	233	(37)	(72)
Associated offsetting commodity contracts	(6)	(2)	6	2
Associated offsetting cash collateral	—	—	—	2
Net amounts presented on the balance sheet	54	231	(32)	(68)
Additional cash collateral for commodity contracts subject to rate recovery	28	—	—	—
Total(3)	$82	$231	$(32)	$(68)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$—	$(5)	$—
Net amounts presented on the balance sheet	4	—	(5)	—
Additional cash collateral for commodity contracts subject to rate recovery	5	—	—	—
Total	$9	$—	$(5)	$—
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

The table below includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI:

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended March 31,			Three months ended March 31,
	2019	2018	Location	2019	2018
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$(3)	$54	Interest Expense	$(1)	$2
			Other Income, Net	3	18
Interest rate and foreign exchange instruments	(68)	70	Equity Earnings (Losses)	(1)	(4)
Foreign exchange instruments	(3)	(7)	Revenues: Energy- Related Businesses	(1)	—
Total	$(74)	$117		$—	$16
SDG&E:
Interest rate instruments(1)	$—	$1	Interest Expense	$(1)	$(3)

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

For Sempra Energy Consolidated, we expect that net gains of $5 million, which are net of income tax expense, that are currently recorded in AOCI (including $1 million of losses in NCI related to Otay Mesa VIE at SDG&E) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at March 31, 2019 is approximately 13 years and less than one year for Sempra Energy Consolidated and SDG&E, respectively. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 15 years.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2019	2018
Sempra Energy Consolidated:
Foreign exchange instruments	Other Income, Net	$10	$44
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	—	(9)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	2	2
Commodity contracts subject to rate recovery	Cost of Natural Gas	2	1
Total		$14	$38
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$2	$2
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$2	$1

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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at March 31, 2019 and December 31, 2018 was $14 million and $16 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a net liability position at March 31, 2019 and December 31, 2018 was $4 million and $5 million, respectively. At March 31, 2019, if the credit ratings of Sempra Energy or SoCalGas were reduced below investment grade, $15 million and $4 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2019 and December 31, 2018. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2018.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis in the tables below include the following (other than a $7 million investment at March 31, 2019 measured at net asset value):

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

▪
For commodity contracts, interest rate derivatives and foreign exchange instruments, we primarily use a market or income approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs and long-term, fixed-price electricity positions at SDG&E, as we discuss below in “Level 3 Information.”

▪
Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both March 31, 2019 and December 31, 2018.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$454	$5	$—	$459
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	39	9	—	48
Municipal bonds	—	279	—	279
Other securities	—	238	—	238
Total debt securities	39	526	—	565
Total nuclear decommissioning trusts(1)	493	531	—	1,024
Interest rate and foreign exchange instruments	—	12	—	12
Commodity contracts not subject to rate recovery	—	15	—	15
Effect of netting and allocation of collateral(2)	25	—	—	25
Commodity contracts subject to rate recovery	—	8	271	279
Effect of netting and allocation of collateral(2)	21	—	5	26
Total	$539	$566	$276	$1,381

Liabilities:
Interest rate and foreign exchange instruments	$—	$151	$—	$151
Commodity contracts not subject to rate recovery	—	21	—	21
Commodity contracts subject to rate recovery	6	4	89	99
Effect of netting and allocation of collateral(2)	(6)	—	—	(6)
Total	$—	$176	$89	$265

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$407	$4	$—	$411
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	43	10	—	53
Municipal bonds	—	269	—	269
Other securities	—	234	—	234
Total debt securities	43	513	—	556
Total nuclear decommissioning trusts(1)	450	517	—	967
Interest rate and foreign exchange instruments	—	2	—	2
Commodity contracts not subject to rate recovery	—	24	—	24
Effect of netting and allocation of collateral(2)	19	—	—	19
Commodity contracts subject to rate recovery	2	9	278	289
Effect of netting and allocation of collateral(2)	28	—	5	33
Total	$499	$552	$283	$1,334

Liabilities:
Interest rate and foreign exchange instruments	$—	$150	$—	$150
Commodity contracts not subject to rate recovery	—	34	—	34
Commodity contracts subject to rate recovery	2	5	99	106
Effect of netting and allocation of collateral(2)	(2)	—	—	(2)
Total	$—	$189	$99	$288

(1)	Excludes cash balances and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$454	$5	$—	$459
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	39	9	—	48
Municipal bonds	—	279	—	279
Other securities	—	238	—	238
Total debt securities	39	526	—	565
Total nuclear decommissioning trusts(1)	493	531	—	1,024
Commodity contracts subject to rate recovery	—	1	271	272
Effect of netting and allocation of collateral(2)	20	—	5	25
Total	$513	$532	$276	$1,321

Liabilities:
Commodity contracts subject to rate recovery	$6	$—	$89	$95
Effect of netting and allocation of collateral(2)	(6)	—	—	(6)
Total	$—	$—	$89	$89

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$407	$4	$—	$411
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	43	10	—	53
Municipal bonds	—	269	—	269
Other securities	—	234	—	234
Total debt securities	43	513	—	556
Total nuclear decommissioning trusts(1)	450	517	—	967
Commodity contracts subject to rate recovery	1	6	278	285
Effect of netting and allocation of collateral(2)	23	—	5	28
Total	$474	$523	$283	$1,280

Liabilities:
Interest rate instruments	$—	$1	$—	$1
Commodity contracts subject to rate recovery	2	—	99	101
Effect of netting and allocation of collateral(2)	(2)	—	—	(2)
Total	$—	$1	$99	$100

(1)	Excludes cash balances and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$7	$—	$7
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$7	$—	$8

Liabilities:
Commodity contracts subject to rate recovery	$—	$4	$—	$4
Total	$—	$4	$—	$4

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$1	$3	$—	$4
Effect of netting and allocation of collateral(1)	5	—	—	5
Total	$6	$3	$—	$9

Liabilities:
Commodity contracts subject to rate recovery	$—	$5	$—	$5
Total	$—	$5	$—	$5

(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Balance at January 1	$179	$(28)
Realized and unrealized gains	5	4
Allocated transmission instruments	—	3
Settlements	(2)	(19)
Balance at March 31	$182	$(40)
Change in unrealized gains (losses) relating to instruments still held at March 31	$13	$(8)

(1)	Excludes the effect of the contractual ability to settle contracts under master netting agreements.

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
Long-term, fixed-price electricity positions that are valued using significant unobservable data are classified as Level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net electricity positions classified as Level 3 is derived from a discounted cash flow model using market electricity forward price inputs. The range and weighted-average price of these inputs were as follows:

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2019	$23.25	to	$81.75	$42.49
2018	20.00	to	47.65	35.42

A significant increase or decrease in market electricity forward prices would result in a significantly higher or lower fair value, respectively. We summarize long-term, fixed-price electricity position volumes in Note 8.
Realized gains and losses associated with CRRs and long-term electricity positions, which are recoverable in rates, are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Because unrealized gains and losses are recorded as regulatory assets and liabilities, they do not affect earnings.
Fair Value of Financial Instruments
The fair values of certain of our financial instruments (cash, accounts and notes receivable, short-term amounts due to/from unconsolidated affiliates, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts because of the short-term nature of these instruments. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	March 31, 2019
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$668	$—	$689	$—	$689
Long-term amounts due to unconsolidated affiliates	38	—	37	—	37
Total long-term debt(1)(2)	20,814	—	20,598	248	20,846
SDG&E:
Total long-term debt(2)(3)	$4,978	$—	$4,918	$220	$5,138
SoCalGas:
Total long-term debt(4)	$3,459	$—	$3,595	$—	$3,595

	December 31, 2018
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$644	$—	$648	$4	$652
Long-term amounts due to unconsolidated affiliates	37	—	35	—	35
Total long-term debt(2)(5)	21,340	—	20,616	247	20,863
SDG&E:
Total long-term debt(6)	$4,996	$—	$4,897	$220	$5,117
SoCalGas:
Total long-term debt(7)	$3,459	$—	$3,505	$—	$3,505

(1)	Before reductions of unamortized discount and debt issuance costs of $201 million and excluding finance lease obligations of $1,277 million.

(2)	Level 3 instruments includes $220 million at both March 31, 2019 and December 31, 2018 related to Otay Mesa VIE.

(3)	Before reductions of unamortized discount and debt issuance costs of $48 million and excluding finance lease obligations of $1,272 million.

(4)	Before reductions of unamortized discount and debt issuance costs of $32 million and excluding finance lease obligations of $5 million.

(5)	Before reductions of unamortized discount and debt issuance costs of $206 million and excluding build-to-suit and capital lease obligations of $1,413 million.

(6)	Before reductions of unamortized discount and debt issuance costs of $49 million and excluding capital lease obligations of $1,272 million.

(7)	Before reductions of unamortized discount and debt issuance costs of $32 million and excluding capital lease obligations of $3 million.

We provide the fair values for the securities held in the NDT related to SONGS in Note 10.

NOTE 10. SAN ONOFRE NUCLEAR GENERATING STATION
We provide below updates to ongoing matters related to SONGS, a nuclear generating facility near San Clemente, California that ceased operations in June 2013, and in which SDG&E has a 20-percent ownership interest. We discuss SONGS further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The majority of the dismantlement work is expected to take 10 years. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal, as we discuss below. SDG&E is responsible for approximately 20 percent of the total contract price.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At March 31, 2019:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$48	$—	$—	$48
Municipal bonds(2)	271	8	—	279
Other securities(3)	236	3	(1)	238
Total debt securities	555	11	(1)	565
Equity securities	166	299	(6)	459
Cash and cash equivalents	13	—	—	13
Total	$734	$310	$(7)	$1,037
At December 31, 2018:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$52	$1	$—	$53
Municipal bonds	266	4	(1)	269
Other securities	238	1	(5)	234
Total debt securities	556	6	(6)	556
Equity securities	168	253	(10)	411
Cash and cash equivalents	7	—	—	7
Total	$731	$259	$(16)	$974

(1)	Maturity dates are 2019-2049.

(2)	Maturity dates are 2019-2056.

(3)	Maturity dates are 2019-2064.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Proceeds from sales	$225	$210
Gross realized gains	5	4
Gross realized losses	(2)	(3)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
SDG&E’s ARO related to decommissioning costs for the SONGS units was $620 million at March 31, 2019. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2018 dollars is approximately $810 million.
U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL
Spent nuclear fuel from SONGS is currently stored on-site in an ISFSI licensed by the Nuclear Regulatory Commission or temporarily in spent fuel pools. In October 2015, the California Coastal Commission approved Edison’s application for the proposed expansion of the ISFSI at SONGS. The ISFSI expansion began construction in 2016 and the transfer of the spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018. Edison suspended this transfer on August 3, 2018 due to an incident that occurred when a spent fuel canister was getting loaded into the ISFSI. The incident did not result in any harm to the public or workers and the canister was subsequently safely loaded into the IFSFI. Edison has not resumed spent fuel transfer operations at SONGS, but has publicly stated that it will resume operations once it is satisfied all corrective actions are in place and proven effective and the NRC has completed its on-site inspection activities. The ISFSI will operate until 2049, when it is assumed that the DOE will have taken custody of all the SONGS spent fuel. The ISFSI would then be decommissioned, and the site restored to its original environmental state. Until then, SONGS owners are responsible for interim storage of spent nuclear fuel at SONGS.
The Nuclear Waste Policy Act of 1982 made the DOE responsible for accepting, transporting, and disposing of spent nuclear fuel. However, it is uncertain when the DOE will begin accepting spent nuclear fuel from SONGS. This delay will lead to increased costs for spent fuel storage. SDG&E will continue to support Edison in its pursuit of claims on behalf of the SONGS co-owners against the DOE for its failure to timely accept the spent nuclear fuel. However, it is unclear whether Edison will enter into a new settlement with the DOE or pursue litigation claims for spent fuel management costs incurred on or after January 1, 2017.
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
The SONGS owners, including SDG&E, also maintain nuclear property damage insurance at $1.5 billion, with a $500 million property damage sublimit on the ISFSI, which exceeds the minimum federal requirements of $1.06 billion. This insurance coverage is provided through NEIL. The NEIL policies have specific exclusions and limitations that can result in reduced or eliminated coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $10.4 million of retrospective premiums based on overall member claims.

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
At March 31, 2019, loss contingency accruals for legal matters, including associated legal fees, that are probable and estimable were $104 million for Sempra Energy Consolidated, including $54 million for SoCalGas. Amounts for Sempra Energy and SoCalGas include $53 million for matters related to the Aliso Canyon natural gas storage facility gas leak, which we discuss below.
SDG&E
2007 Wildfire Litigation and Net Cost Recovery Status
SDG&E has resolved all civil litigation associated with three wildfires that occurred in October 2007.
As a result of a CPUC decision denying SDG&E’s request to recover wildfire costs, SDG&E wrote off the wildfire regulatory asset, resulting in a charge of $351 million ($208 million after-tax) in the third quarter of 2017. SDG&E continues to vigorously pursue recovery of these costs, which were incurred through settling claims brought under the doctrine of inverse condemnation. SDG&E applied to the CPUC for rehearing of its decision on January 2, 2018. On July 12, 2018, the CPUC adopted a decision denying the rehearing requests filed by SDG&E and other parties. On August 3, 2018, SDG&E filed an appeal with the California Court of Appeal seeking to reverse the CPUC’s decision. The filing also asked the court to direct the CPUC to award SDG&E recovery for payments made to settle inverse condemnation claims and limit any reasonableness review to the amounts of those payments. On November 13, 2018, the California Court of Appeal denied SDG&E’s petition. On November 26, 2018, SDG&E filed an appeal with the California Supreme Court seeking to reverse the decisions of the CPUC and the California Court of Appeal. In January 2019, the California Supreme Court denied SDG&E’s petition. On April 30, 2019, SDG&E filed an appeal with the U.S. Supreme Court seeking to reverse the CPUC’s decision.
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
SoCalGas has additionally incurred significant costs to defend against and, in certain cases settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis to investigate the technical cause of the Leak; to respond to various government and agency investigations regarding the Leak, and to comply with increased regulation imposed as a result of the Leak. As further described below in “Civil and Criminal Litigation,” “Regulatory Proceedings” and “Governmental Investigations and Orders and Additional Regulation,” these activities are ongoing and SoCalGas anticipates that it will incur additional such costs, which may also be significant.
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
In May 2016, the DPH also issued a directive that SoCalGas additionally professionally clean the homes of all residents located within the Porter Ranch Neighborhood Council boundary, or who participated in the relocation program, or who are located within a five-mile radius of the Aliso Canyon natural gas storage facility and experienced symptoms from the Leak (the Directive). SoCalGas disputed the Directive as invalid and unenforceable, and filed a petition for writ of mandate to set aside the Directive. The Directive was settled and SoCalGas’ petition was dismissed pursuant to the Government Plaintiffs Settlement that we discuss below in “Civil and Criminal Litigation.”
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
Civil and Criminal Litigation. As of May 2, 2019, 394 lawsuits, including approximately 48,500 plaintiffs, are pending against SoCalGas, some of which have also named Sempra Energy. All these cases, other than a matter brought by the Los Angeles County District Attorney and the federal securities class action discussed below, are coordinated before a single court in the LA Superior Court for pretrial management (the Coordination Proceeding).
Pursuant to the Coordination Proceeding, in November 2017, the individuals and business entities asserting tort and Proposition 65 claims filed a Third Amended Consolidated Master Case Complaint for Individual Actions, through which their separate lawsuits will be managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium, wrongful death and violations of Proposition 65 against SoCalGas, with certain causes also naming Sempra Energy. The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties (including penalties associated with Proposition 65 claims alleging violation of requirements for warning about certain chemical exposures), and attorneys’ fees.
In January 2017, pursuant to the Coordination Proceeding, two consolidated class action complaints were filed against SoCalGas and Sempra Energy, one on behalf of a putative class of persons and businesses who own or lease real property within a five-mile radius of the well (the Property Class Action), and a second on behalf of a putative class of all persons and entities conducting business within five miles of the facility (the Business Class Action). Both complaints assert claims for strict liability for ultra-hazardous activities, negligence and violation of the California Unfair Competition Law. The Property Class Action also asserts claims for negligence per se, trespass, permanent and continuing public and private nuisance, and inverse condemnation. The Business Class Action also asserts a claim for negligent interference with prospective economic advantage. Both complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. In December 2017, the California Court of Appeal, Second Appellate District ruled that the purely economic damages alleged in the Business Class Action are not recoverable under the law. In February 2018, the California Supreme Court granted a petition filed by the plaintiffs to review that ruling, and oral argument on the appeal was heard in March 2019.
Complaints by property developers were filed in 2017 and 2018 against SoCalGas and Sempra Energy alleging causes of action for strict liability, negligence per se, negligence, continuing nuisance, permanent nuisance and violation of the California Unfair Competition Law, as well as claims for negligence against certain directors of SoCalGas. The complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. These claims are also joined in the Coordination Proceeding.
In addition to the lawsuits described above, in October 2018 and January 2019, complaints were filed on behalf of 51 plaintiffs who are firefighters stationed near the Aliso Canyon natural gas storage facility and allege they were injured by exposure to chemicals released during the Leak. The complaints against SoCalGas and Sempra Energy assert causes of actions for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment and loss of consortium. The complaints seek compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, and attorney’s fees. These claims are also joined in the Coordination Proceeding.
In addition, a federal securities class action alleging violation of the federal securities laws has been filed against Sempra Energy and certain of its officers and certain of its directors in the SDCA. In March 2018, the court dismissed the action with prejudice, and in December 2018 the court denied the plaintiffs’ request for reconsideration of that order. The plaintiffs have filed a notice of appeal of the dismissal.
Five shareholder derivative actions are also pending in the Coordination Proceeding alleging breach of fiduciary duties against certain officers and certain directors of Sempra Energy and/or SoCalGas, four of which were joined in a Consolidated Shareholder Derivative Complaint in August 2017.
Three actions by public entities were filed in the Coordination Proceeding, including complaints by the County of Los Angeles, on behalf of itself and the people of the State of California, the California Attorney General, acting in an independent capacity and on behalf of the people of the State of California and the CARB, and the Los Angeles City Attorney alleging public nuisance, unfair competition, and violations of California Health and Safety Code provisions regarding discharge of contaminants, among other things, which sought injunctive relief, abatement, civil penalties and damages.
Additionally, the County of Los Angeles filed a petition against DOGGR and its State Oil and Gas Supervisor and the CPUC and its Executive Director, as to which SoCalGas is the real party in interest, alleging that they failed to comply with the provisions of SB 380 in authorizing the resumption of injections of natural gas at the Aliso Canyon natural gas storage facility, and seeking a writ of mandate requiring DOGGR and the State Oil and Gas Supervisor to comply with SB 380 and CEQA, as well as declaratory and injunctive relief against any authorization to inject natural gas and attorneys’ fees.
In August 2018, SoCalGas entered into a settlement agreement with the Los Angeles City Attorney’s Office, the County of Los Angeles, the California Office of the Attorney General and CARB (collectively, the Government Plaintiffs) to settle the three public entity actions and the Directive for payments and funding for environmental projects totaling $120 million, including $21 million in civil penalties (the Government Plaintiffs Settlement). Under the settlement agreement, SoCalGas also agreed to continue its fence-line methane monitoring program, establish a safety committee and hire an independent ombudsman to monitor and report on the safety at the facility. This settlement also fully resolves SoCalGas’ commitment to mitigate the actual natural gas released during the Leak and fulfills the requirements of the Governor’s Order, described below, for SoCalGas to pay for a mitigation program developed by CARB. The Government Plaintiffs Settlement was approved by the LA Superior Court in February 2019.
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
The order establishing the scope of the proceeding expressly excludes issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. In January 2019, the CPUC concluded Phase 1 of the proceeding by establishing a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility. Phase 2 of the proceeding, which will evaluate the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models, began in the first quarter of 2019. The CPUC has indicated that it expects to issue its report in 2020.
Governmental Investigations and Orders and Additional Regulation. Various governmental agencies, including DOE, DOGGR, DPH, SCAQMD, CARB, Los Angeles Regional Water Quality Control Board, California Division of Occupational Safety and Health, CPUC, PHMSA, EPA, Los Angeles County District Attorney’s Office and California Attorney General’s Office, have investigated or are investigating this incident. In January 2016, DOGGR and the CPUC selected Blade Energy Partners to conduct, under their supervision, an independent analysis of the technical root cause of the Leak, to be funded by SoCalGas. The independent root cause analysis is ongoing, and its timing is under the control of Blade Energy Partners, DOGGR and the CPUC. We expect the report will be issued in the second quarter of 2019.
In January 2016, the Governor of the State of California proclaimed a state of emergency in Los Angeles County due to the Leak. The proclamation ordered various actions with respect to the Leak, including: (1) applicable agencies must convene an independent panel of scientific and medical experts to review public health concerns stemming from the Leak and evaluate whether additional measures are needed to protect public health; (2) the CPUC must ensure that SoCalGas covers costs related to the Leak and its response while protecting ratepayers; (3) CARB must develop a program, to be funded by SoCalGas, to fully mitigate the Leak’s emissions of methane; and (4) DOGGR, CPUC, CARB and the CEC must submit to the Governor’s Office a report that assesses the long-term viability of natural gas storage facilities in California.
In March 2016, CARB issued its “Aliso Canyon Methane Leak Climate Impacts Mitigation Program” recommending a program to fully mitigate the emissions from the Leak. In October 2016, CARB issued a report concluding that SoCalGas should mitigate 109,000 metric tons of methane to fully mitigate the GHG impacts of the Leak. The Government Plaintiffs Settlement described above satisfies the mitigation requirement of the Governor’s emergency proclamation.
Cost Estimates and Accounting Impact. At March 31, 2019, SoCalGas estimates its costs related to the Leak are $1,071 million (the cost estimate), which includes $1,043 million of costs recovered or probable of recovery from insurance. Approximately 53 percent of the cost estimate is for the temporary relocation program (including cleaning costs and certain labor costs). The remaining portion of the cost estimate includes costs incurred to defend litigation, the costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis, efforts to control the well, to mitigate the actual natural gas released, the cost of replacing the lost gas, and other costs, as well as the estimated costs to settle certain actions. SoCalGas adjusts the cost estimate as additional information becomes available. A substantial portion of the cost estimate has been paid, and $60 million is accrued as Reserve for Aliso Canyon Costs as of March 31, 2019 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
As of March 31, 2019, we recorded the expected recovery of the cost estimate related to the Leak of $477 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $566 million of insurance proceeds we received through March 31, 2019. The Insurance Receivable for Aliso Canyon Costs and insurance proceeds received to date relate to portions of the cost estimate described above, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response for an independent third party to conduct a root cause analysis, the costs to settle certain claims as described above, the estimated costs to perform obligations pursuant to settlement of some of those claims, legal costs and lost gas. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
As described in “Civil and Criminal Litigation” above, the actions seek compensatory, statutory and punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs, which, except for the amounts paid or estimated to settle certain actions as described above, are not included in the cost estimate as it is not possible at this time to predict the outcome of these actions or reasonably estimate the amount of damages, restitution or civil, administrative or criminal fines, penalties or other costs that may be imposed. The recorded amounts above also do not include future legal costs necessary to defend litigation, and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Furthermore, the cost estimate does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits.

Insurance. Excluding directors’ and officers’ liability insurance, we have at least four kinds of insurance policies that together we estimate provide between $1.2 billion to $1.4 billion in insurance coverage, depending on the nature of the claims. We cannot predict all of the potential categories of costs or the total amount of costs that we may incur as a result of the Leak. Subject to various policy limits, exclusions and conditions, based on what we know as of the filing date of this report, we believe that our insurance policies collectively should cover the following categories of costs: costs incurred for temporary relocation and associated processing costs (including cleaning costs and certain labor costs), costs to address the Leak and stop or reduce emissions, costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis, the value of lost gas, costs incurred to mitigate the actual natural gas released, costs associated with litigation and claims by nearby residents and businesses, any costs to clean additional homes pursuant to the Directive, and, in some circumstances depending on their nature and manner of assessment, fines and penalties. We have been communicating with our insurance carriers and, as discussed above, we have received insurance payments for portions of the costs described above, including temporary relocation and associated processing costs, control-of-well expenses, legal costs and lost gas. We intend to pursue the full extent of our insurance coverage for the costs we have incurred or may incur. There can be no assurance that we will be successful in obtaining additional insurance recovery for these costs, and to the extent we are not successful in obtaining coverage or these costs exceed the amount of our coverage, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
At March 31, 2019, SoCalGas’ estimate of costs related to the Leak of $1,071 million include $1,043 million of costs recovered or probable of recovery from insurance. This estimate may rise significantly as more information becomes available. Costs not included in the $1,071 million cost estimate could be material. If any costs are not covered by insurance (including any costs in excess of applicable policy limits), if there are significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
During the suspension period, SoCalGas advised the California ISO, CEC, CPUC and PHMSA of its concerns that the inability to inject natural gas into the Aliso Canyon natural gas storage facility posed a risk to energy reliability in Southern California. Following the resumption of injection operations, the CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility to help ensure safety and reliability for the region and just and reasonable rates in California, the most recent of which, issued in July 2018, directed SoCalGas to maintain up to 34 Bcf of working gas. Limited withdrawals of natural gas from the facility were made in 2018 and 2019 to augment natural gas supplies during critical demand periods.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At March 31, 2019, the Aliso Canyon natural gas storage facility had a net book value of $741 million. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates, and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Sempra Mexico
Property Disputes and Permit Challenges
Energía Costa Azul. IEnova has been engaged in a long-running land dispute relating to property adjacent to its ECA LNG terminal near Ensenada, Mexico. A claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue a title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title and cause it to be registered. Both SEDATU and IEnova challenged the ruling, due to lack of notification of the underlying process. Both challenges are pending to be resolved by a Federal Court in Mexico. IEnova expects additional proceedings regarding the claims.

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
Additionally, in August 2018, a claimant filed a challenge in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued to ECA in September 2017 and December 2017, respectively, to allow natural gas liquefaction activities at the ECA LNG terminal. The court issued a provisional injunction on September 28, 2018 and maintained that provisional injunction at an April 11, 2019 hearing. The provisional injunction has uncertain application and requires clarification by the court, which is being pursued through additional proceedings that are pending before the court. In December 2018, the relevant Mexican regulators approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility at the ECA LNG terminal in two phases.
Cases involving two parcels of real property have been filed against ECA. In one case, filed in the federal Agrarian Court in 2006, the plaintiffs seek to annul the recorded property title for a parcel on which the ECA LNG terminal is situated and to obtain possession of a different parcel that allegedly sits in the same place. Another civil complaint filed in the state court was served in April 2012 seeking to invalidate the contract by which ECA purchased another of the terminal parcels, on the grounds the purchase price was unfair; the plaintiff filed a second complaint in 2013 in the federal Agrarian Court seeking an order that SEDATU issue title to her. In January 2016, the federal Agrarian Court ruled against the plaintiff, and the plaintiff appealed the ruling. In May 2018, the state court dismissed the civil complaint, and the plaintiff has appealed. IEnova expects further proceedings on these two matters.
An unfavorable final decision on these property disputes or permit challenges could materially and adversely affect our planned natural gas liquefaction projects currently in development at ECA.
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
Following the start of commercial operations of the Guaymas-El Oro segment, an appellate court ruled that the scope of the 2016 suspension order encompassed the wider Yaqui territory. The legal challenge remains pending. IEnova has subsequently reported damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory that has made that section inoperable since August 23, 2017 and, as a result, declared a force majeure event. IEnova will continue to exercise its rights under the contract, which includes seeking continued force majeure payments for the two-year period such force majeure payments are required to be made, which ends on August 22, 2019, and just consideration following the expiration of the two-year period in which force majeure payments are made. The Sasabe-Puerto Libertad-Guaymas segment of the Sonora pipeline remains in full operation.
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
During 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of ten companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018, at the close of which the Liquidating Companies asserted that the Defendants were liable to the Liquidating Companies in the amount of £71.5 million (approximately $93 million in U.S. dollars at March 31, 2019) for dishonest assistance and, to the extent that claim is unsuccessful, to the liquidators in the same amount under the U.K. Insolvency Act of 1986. If the High Court of Justice finds the Defendants liable, it will determine the amount. JP Morgan has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and JP Morgan has in turn sought indemnity from Sempra Energy and RBS.
While the ultimate outcome remains uncertain, we continue to evaluate the likelihood of recovery of our investment. Accordingly, in the third quarter of 2018, we fully impaired our remaining $65 million equity method investment in RBS Sempra Commodities.
Certain EFH subsidiaries that we acquired as part of the Merger are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of May 2, 2019, 114 such lawsuits are pending and 1,685 such lawsuits have been filed but not served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. We anticipate additional lawsuits will be filed. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding.
We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, employment litigation, product liability, property damage and other claims. Juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.
LEASES
A lease exists when a contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. We determine if an arrangement is or contains a lease at inception of the contract.
Some of our lease agreements contain nonlease components, which represent activities that transfer a separate good or service to the lessee. As the lessee for both operating and finance leases, we combine lease components and nonlease components for all existing classes of underlying assets as a single lease component, whereby fixed or in-substance fixed payments allocable to the nonlease component are accounted for as part of the related lease liability and ROU asset. As the lessor, if the timing and pattern of transfer of the lease components and nonlease components are the same, and the lease component would be classified as an operating lease if accounted for separately, we combine the lease components and nonlease components.
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, machinery and equipment, warehouses and other operational facilities) and PPAs with renewable energy and peaker plant facilities.
Some of our leases include options to extend the lease terms for up to 25 years, while others include options to terminate the leases within one year. Our lease liabilities and ROU assets are based on lease terms that may include such options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Certain of our contracts are short-term leases, which have a lease term of 12 months or less at lease commencement. We do not recognize a lease liability or ROU asset arising from short-term leases for all existing classes of underlying assets. In such cases, we recognize short-term lease costs on a straight-line basis over the lease term. Our short-term lease costs for the period reasonably reflect our short-term lease commitments.
Certain of our leases contain escalation clauses requiring annual increases in rent ranging from 1 percent to 5 percent or based on the Consumer Price Index. The rentals payable under these leases may increase by a fixed amount each year or by a percentage of a base year. Variable lease payments that are based on an index or rate are included in the initial measurement of our lease liability and ROU asset based on the index or rate at lease commencement and are not remeasured because of changes to the index or rate. Rather, changes to the index or rate are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.
Similarly, PPAs for the purchase of renewable energy at SDG&E require lease payments based on a stated rate per MWh produced by the facilities, and we are required to purchase substantially all the output from the facilities. SDG&E is required to pay additional amounts for capacity charges and actual purchases of energy that exceed the minimum energy commitments. Under these contracts, we do not recognize a lease liability or ROU asset for leases for which there are no fixed lease payments. Rather, these variable lease payments are recognized separately as variable lease costs.

As of the lease commencement date, we recognize a lease liability for our obligation to make future lease payments, which we initially measure at present value using our incremental borrowing rate at the date of lease commencement, unless the rate implicit in the lease is readily determinable. We determine our incremental borrowing rate based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We also record an ROU asset for our right to use the underlying asset, which is initially equal to the lease liability and adjusted for lease payments made at or before lease commencement, lease incentives, and any initial direct costs. Like other long-lived assets, we test ROU assets for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of the ROU assets.
For our operating leases, our non-regulated entities recognize a single lease cost on a straight-line basis over the lease term in operating expenses. The California Utilities recognize this single lease cost on a basis that is consistent with the recovery of such costs in accordance with U.S. GAAP governing rate-regulated operations.
For our finance leases, the interest expense on the lease liability and amortization of the ROU asset are accounted for separately. Our non-regulated entities use the effective interest rate method to account for the imputed interest on the lease liability and amortize the ROU asset on a straight-line basis over the lease term. The California Utilities recognize amortization of the ROU asset on a basis that is consistent with the recovery of such costs in accordance with U.S. GAAP governing rate-regulated operations.
Our leases do not contain any material residual value guarantees, restrictions or covenants.
Classification of ROU assets and lease liabilities and the weighted-average remaining lease term and discount rate associated with operating and finance leases are summarized in the table below.

LESSEE INFORMATION ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Right-of-use assets:
Operating leases:
Right-of-use assets	$612	$135	$110

Finance leases:
Property, plant and equipment	1,322	1,315	7
Accumulated depreciation	(45)	(43)	(2)
Property, plant and equipment, net	1,277	1,272	5
Total right-of-use assets	$1,889	$1,407	$115

Lease liabilities:
Operating leases:
Other current liabilities	$52	$24	$22
Deferred credits and other	455	110	88
	507	134	110
Finance leases:
Current portion of long-term debt and finance leases	21	18	3
Long-term debt and finance leases	1,256	1,254	2
	1,277	1,272	5
Total lease liabilities	$1,784	$1,406	$115

Weighted-average remaining lease term (in years):
Operating leases	14	7	6
Finance leases	20	20	3
Weighted-average discount rate:
Operating leases	5.87%	3.69%	3.76%
Finance leases	14.91%	14.92%	3.94%

The components of lease costs were as follows:

LESSEE INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Dollars in millions)
	Three months ended March 31, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Operating lease costs	$24	$8	$7

Finance lease costs:
Amortization of ROU assets	5	4	1
Interest on lease liabilities	47	47	—
Total finance lease costs	52	51	1

Short-term lease costs(2)	1	—	—
Variable lease costs(2)	92	90	2
Total lease costs	$169	$149	$10

(1)	Includes costs capitalized in PP&E.

(2)	Short-term leases with variable lease costs are recorded and presented as variable lease costs.

Cash paid for amounts included in the measurement of lease liabilities was as follows:

LESSEE INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Operating activities:
Cash paid for operating leases	$39	$8	$7
Cash paid for finance leases	43	43	—
Financing activities:
Cash paid for finance leases	5	4	1
Increase in operating lease obligations for right-of-use assets	552	142	117
Increase in finance lease obligations for investment in PP&E	7	4	3

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

LESSEE MATURITY ANALYSIS OF LIABILITIES
(Dollars in millions)
	March 31, 2019
	Sempra Energy Consolidated		SDG&E		SoCalGas
	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
2019 (excluding first three months of 2019)	$60	$146	$24	$143	$20	$3
2020	69	190	25	189	22	1
2021	65	188	24	188	20	—
2022	59	188	21	188	17	—
2023	50	188	17	188	13	—
Thereafter	479	2,806	42	2,805	31	1
Total undiscounted lease payments	782	3,706	153	3,701	123	5
Less: imputed interest	(275)	(2,429)	(19)	(2,429)	(13)	—
Total lease liabilities	507	1,277	134	1,272	110	5
Less: current lease liabilities	(52)	(21)	(24)	(18)	(22)	(3)
Long-term lease liabilities	$455	$1,256	$110	$1,254	$88	$2

Leases that Have Not Yet Commenced
SDG&E has PPAs for three battery storage facilities that are currently under construction. When construction is complete and delivery of contracted power commences, which is scheduled to occur in 2019 through 2022, we will account for the PPAs as finance leases. The future minimum lease payments are expected to be $1 million per year in 2020 through 2023 and $18 million thereafter. These PPA’s expire at various dates from 2031 through 2039.
SDG&E and SoCalGas have lease agreements for future acquisitions of fleet vehicles with an aggregate maximum lease limit of $194 million. SDG&E and SoCalGas have utilized $52 million and $75 million, respectively, as of March 31, 2019.
Lease Disclosures Under Previous U.S. GAAP
The table below presents the future minimum lease payments under previous U.S. GAAP:

FUTURE MINIMUM LEASE PAYMENTS
(Dollars in millions)
	December 31, 2018
	Sempra Energy Consolidated			SDG&E		SoCalGas
	Build-to-suit lease	Operating leases	Capital leases	Operating leases	Capital leases	Operating leases	Capital leases
2019	$10	$77	$215	$23	$212	$26	$3
2020	11	55	210	22	210	22	—
2021	11	53	211	22	211	21	—
2022	11	50	211	21	211	20	—
2023	11	42	211	17	211	16	—
Thereafter	217	253	3,196	48	3,196	28	—
Total undiscounted lease payments	$271	$530	4,254	$153	4,251	$133	3
Less: estimated executory costs			(480)		(480)		—
Less: imputed interest			(2,483)		(2,483)		—
Total future minimum lease payments			$1,291		$1,288		$3

Lessor Accounting
Sempra Mexico is a lessor for certain of its natural gas and ethane pipelines, compressor stations and LPG storage facilities, and land and office space. These operating leases expire at various dates from 2026 through 2039.

Sempra Mexico expects to continue to derive value from the underlying assets associated with its pipelines following the end of their respective lease terms based on the expected remaining useful life, expected market conditions and our plans to re-market and re-contract the underlying assets.
Generally, we recognize operating lease income on a straight-line basis over the lease term and evaluate the underlying asset for impairment. Certain of our leases contain rate adjustments or are based on foreign currency exchange rates that may result in lease payments received that vary from one period to the next.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION – SEMPRA ENERGY
(Dollars in millions)
March 31, 2019
Assets subject to operating leases:
Assets held for sale	$148

Property, plant and equipment(1)	$1,026
Accumulated depreciation	(151)
Property, plant and equipment, net	$875
Maturity analysis of operating lease payments:
2019 (excluding first three months of 2019)	$151
2020	200
2021	200
2022	200
2023	200
Thereafter	2,619
Total undiscounted cash flows	$3,570

(1)	Included in Machinery and Equipment — Pipelines and Storage within the major functional categories of PP&E.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA ENERGY
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Minimum lease payments	$50	$49
Variable lease payments	4	13
Total revenues from operating leases	$54	$62

Depreciation expense	$9	$17

OTHER CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first three months of 2019 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA terminal. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2019 to 2029. At March 31, 2019, we expect the commitment amount to decrease by $96 million in 2019 and increase by $19 million in 2020, $8 million in 2021, $3 million in 2022, $2 million in 2023 and $52 million thereafter (through contract termination in 2029) compared to December 31, 2018, reflecting changes in estimated forward prices since December 31, 2018 and actual transactions for the first three months of 2019. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by

Sempra LNG. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.
CONCENTRATION OF CREDIT RISK
We maintain credit policies and systems designed to manage our overall credit risk. These policies include an evaluation of potential counterparties’ financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry. We grant credit to utility customers and counterparties, substantially all of whom are located in our service territory, which covers most of Southern California and a portion of central California for SoCalGas, and all of San Diego County and an adjacent portion of Orange County for SDG&E. Sempra Mexico’s Ecogas also grants credit to its utility customers and counterparties in Mexico.
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
At March 31, 2019, we had six separately managed, reportable segments, as follows:

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

▪
Sempra Renewables develops, owns and operates, or holds interests in, wind power generation facilities serving wholesale electricity markets in the U.S. In December 2018, Sempra Renewables completed the sale of all its operating solar assets, solar and battery storage development projects and one wind generation facility. In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments. Upon completion of this sale, remaining nominal business activities at Sempra Renewables were subsumed into Parent and other and the Sempra Renewables segment ceased to exist.

▪
Sempra LNG (previously known as Sempra LNG & Midstream) develops, owns and operates, or holds interests in, terminals for the import and export of LNG and sale of natural gas, natural gas pipelines and marketing operations, all within the U.S. and Mexico. In February 2019, we completed the sale of our natural gas storage assets at Mississippi Hub and Bay Gas.

As we discuss in Note 5, the financial information related to our businesses that constituted the Sempra South American Utilities segment has been reclassified to discontinued operations for all periods presented. The information in the tables below excludes amounts from discontinued operations unless otherwise noted.
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
The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as “All other” in the following tables consist primarily of activities of parent organizations, and include certain nominal amounts from our South American businesses that did not qualify for treatment as discontinued operations.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2019	2018
REVENUES
SDG&E	$1,145	$1,055
SoCalGas	1,361	1,126
Sempra Mexico	383	308
Sempra Renewables	7	25
Sempra LNG	141	104
Adjustments and eliminations	—	(1)
Intersegment revenues(1)	(139)	(81)
Total	$2,898	$2,536
INTEREST EXPENSE
SDG&E	$103	$52
SoCalGas	34	27
Sempra Mexico	30	30
Sempra Renewables	3	5
Sempra LNG	4	8
All other	109	112
Intercompany eliminations	(23)	(28)
Total	$260	$206
INTEREST INCOME
SDG&E	$1	$1
Sempra Mexico	19	15
Sempra Renewables	10	2
Sempra LNG	14	13
All other	1	16
Intercompany eliminations	(24)	(18)
Total	$21	$29
DEPRECIATION AND AMORTIZATION
SDG&E	$186	$166
SoCalGas	147	135
Sempra Mexico	44	43
Sempra Renewables	—	13
Sempra LNG	2	11
All other	4	4
Total	$383	$372
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$5	$56
SoCalGas	19	59
Sempra Mexico	72	155
Sempra Renewables	(10)	(7)
Sempra LNG	4	12
All other	(48)	(33)
Total	$42	$242
EQUITY EARNINGS (LOSSES)
Equity earnings before income tax:
Sempra Renewables	$3	$5
Sempra LNG	2	—
	5	5
Equity earnings (losses) net of income tax:
Sempra Texas Utility	94	15
Sempra Mexico	2	(41)
	96	(26)
Total	$101	$(21)

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2019	2018
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$176	$170
SoCalGas	264	225
Sempra Texas Utility	94	15
Sempra Mexico	57	20
Sempra Renewables	13	21
Sempra LNG	5	(16)
Discontinued operations	(51)	21
All other	(117)	(109)
Total	$441	$347
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$356	$475
SoCalGas	324	403
Sempra Mexico	85	59
Sempra Renewables	—	31
Sempra LNG	18	6
All other	—	5
Total	$783	$979

	March 31, 2019	December 31, 2018
ASSETS
SDG&E	$19,558	$19,225
SoCalGas	15,904	15,389
Sempra Texas Utility	9,748	9,652
Sempra Mexico	9,382	9,165
Sempra Renewables	1,310	2,549
Sempra LNG	3,731	4,060
Discontinued operations	3,845	3,718
All other	1,135	1,070
Intersegment receivables	(2,995)	(4,190)
Total	$61,618	$60,638
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utility	$9,748	$9,652
Sempra Mexico	737	747
Sempra Renewables	290	291
Sempra LNG	1,255	1,271
All other	8	11
Total	$12,038	$11,972

(1)
Revenues for reportable segments include intersegment revenues of $1 million, $17 million, $28 million and $93 million for the three months ended March 31, 2019 and $1 million, $17 million, $29 million and $34 million for the three months ended March 31, 2018, for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, and the Consolidated Financial Statements and the Notes thereto, “Item 7. MD&A” and “Item 1A. Risk Factors” contained in the Annual Report.

OVERVIEW
Sempra Energy is a Fortune 500 energy-services holding company. Our businesses, which consist of six separately managed reportable segments, invest in, develop and operate energy infrastructure, and provide electric and gas services to customers in North America.
On January 25, 2019, our board of directors approved a plan to sell our South American businesses, which were previously included in our Sempra South American Utilities segment. Our South American businesses and certain activities associated with those businesses have been reclassified to discontinued operations for all periods presented. Nominal activities that are not classified as discontinued operations have been subsumed into Parent and other. Our discussions below exclude discontinued operations, unless otherwise noted.
In the first quarter of 2019, our Sempra LNG & Midstream segment was renamed “Sempra LNG.” This segment name change had no impact on our historical position, results of operations, cash flow or segment results previously reported.
We provide additional information about discontinued operations in Note 5 of the Notes to Condensed Consolidated Financial Statements and about our reportable segments in Note 12 of the Notes to Condensed Consolidated Financial Statements herein and in “Item 1. Business” in the Annual Report.
This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	SDG&E and its consolidated VIE

▪	SoCalGas
References to “we,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context. We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include our Texas utility or the utility in our Sempra Mexico segment. It also does not include utilities within our South American businesses that have been reclassified as discontinued operations. All references in this MD&A to our reportable segments are not intended to refer to any legal entity with the same or similar name.
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:

▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;

▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE; and

▪	the Condensed Financial Statements and related Notes of SoCalGas.

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:

▪	Overall results of our operations

▪	Segment results

▪	Adjusted earnings and adjusted EPS

▪	Significant changes in revenues, costs and earnings between periods

▪	Impact of foreign currency and inflation rates on our results of operations

OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY
Our earnings increased by $94 million (27%) to $441 million in the three months ended March 31, 2019 compared to the prior year period, while diluted EPS increased by $0.26 per share (20%) to $1.59 per share. The change in EPS included a decrease of $0.11 attributable to an increase in the weighted-average common shares outstanding and dilutive common stock equivalents, primarily due to the common stock issuances in the third quarter of 2018. Our results and diluted EPS were impacted by variances discussed in “Segment Results” below and by the items included in the table “Sempra Energy Adjusted Earnings and Adjusted EPS,” also below.
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

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2019	2018
SDG&E	$176	$170
SoCalGas	264	225
Sempra Texas Utility	94	15
Sempra Mexico	57	20
Sempra Renewables	13	21
Sempra LNG	5	(16)
Parent and other(1)	(117)	(109)
Discontinued operations	(51)	21
Earnings attributable to common shares	$441	$347

(1)
Includes after-tax interest expense ($79 million and $81 million for the three months ended March 31, 2019 and 2018, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The increase in earnings of $6 million (4%) in the three months ended March 31, 2019 was primarily due to:

▪
$31 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and

▪	$9 million higher earnings from electric transmission operations; offset by

▪	$27 million lower CPUC base operating margin in 2019 due to the delay in the 2019 GRC decision while absorbing higher operating costs, including higher wildfire insurance premiums.
SoCalGas
The increase in earnings of $39 million (17%) in the three months ended March 31, 2019 was primarily due to:

▪	$35 million income tax benefit from the impact of the January 2019 CPUC decision allocating certain excess deferred income tax balances to shareholders; and

▪	$5 million higher regulatory awards; offset by

▪	$8 million in penalties related to the SoCalGas billing practices OII that we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Sempra Texas Utility
The increase in earnings of $79 million for the three months ended March 31, 2019 represents higher equity earnings from our investment in Oncor Holdings, which we acquired in March 2018.
Sempra Mexico
The increase in earnings of $37 million in the three months ended March 31, 2019 was primarily due to:

▪	$45 million favorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦	in 2019, $25 million unfavorable foreign currency and inflation effects, offset by a $7 million gain from foreign currency derivatives, offset by

◦
in 2018, $95 million unfavorable foreign currency and inflation effects, offset by $32 million gain from foreign currency derivatives. We discuss these effects below in “Impact of Foreign Currency and Inflation Rates on Results of Operations;”

▪	$11 million higher capitalized financing costs, primarily from higher equity earnings in 2019 from AFUDC at the IMG joint venture; and

▪	$10 million improved operating results at TdM mainly due to higher power prices and volumes; offset by

▪	$28 million earnings attributable to NCI at IEnova in 2019 compared to $2 million losses in 2018.
Sempra Renewables
The decrease in earnings of $8 million (38%) in the three months ended March 31, 2019 was primarily due to:

▪	$16 million lower pretax losses attributed to NCI, primarily due to the 2018 impact of the TCJA on NCI allocations computed using the HLBV method; and

▪	$7 million lower earnings from assets sold in December 2018; offset by

▪	$7 million lower general and administrative and other costs due to the wind-down of this business; and

▪	$4 million lower depreciation as a result of wind assets held for sale.
Sempra LNG
Earnings of $5 million in the three months ended March 31, 2019 compared to losses of $16 million for the same period in 2018 were primarily due to:

▪	$15 million higher earnings from our marketing operations primarily driven by changes in natural gas prices; and

▪	$9 million unfavorable adjustment in 2018 to TCJA provisional amounts recorded in 2017 related to the remeasurement of deferred income taxes.
Parent and Other
The increase in losses of $8 million (7%) in the three months ended March 31, 2019 was primarily due to:

▪	$17 million increase in net interest expense; and

▪	$8 million increase in mandatory convertible preferred stock dividends; offset by

▪
$15 million of investment gains in 2019 compared to $4 million of investment losses in 2018 on dedicated assets in support of our executive retirement and deferred compensation plans, including higher deferred compensation expense associated with these investments; and

▪
$3 million higher income tax benefit including $10 million from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses.

Discontinued Operations
Discontinued operations that were previously in our Sempra South American Utilities segment include our 100-percent interest in Chilquinta Energía in Chile, our 83.6-percent interest in Luz del Sur in Peru and our interests in two energy-services companies, Tecnored and Tecsur, which provide electric construction and infrastructure services to Chilquinta Energía and Luz del Sur, respectively, as well as third parties. Discontinued operations also include activities, mainly income taxes related to the South American businesses, that were previously included in the holding company of the South American businesses at Parent and other.
Losses of $51 million in the three months ended March 31, 2019 compared to earnings of $21 million for the same period in 2018 were primarily due to:

▪	$93 million higher income tax expense primarily due to:

◦
$103 million income tax expense in 2019 from outside basis differences in our South American businesses primarily related to the change in our indefinite reinvestment assertion from our decision on January 25, 2019 to hold those businesses for sale, and

◦	$13 million income tax expense related to the increase in outside basis differences from 2019 earnings since January 25, 2019, offset by

◦
$16 million income tax expense in 2018 to adjust TCJA provisional amounts recorded in 2017 primarily related to withholding tax on our expected future repatriation of foreign undistributed earnings; offset by

▪
$23 million higher earnings from South American operations, including $15 million at Peru due to an increase in rates and lower cost of purchased power and $7 million lower depreciation expense due to assets classified as held for sale.

ADJUSTED EARNINGS AND ADJUSTED EPS
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
For each period in which a non-GAAP financial measure is used, we provide in the table below a reconciliation of Sempra Energy Adjusted Earnings, Adjusted EPS, and Weighted-Average Common Shares Outstanding – Adjusted to GAAP Earnings, GAAP EPS, and Weighted-Average Common Shares Outstanding – GAAP, which we consider to be the most directly comparable financial measures calculated in accordance with U.S. GAAP.

SEMPRA ENERGY ADJUSTED EARNINGS AND ADJUSTED EPS
(Dollars in millions, except per share amounts; shares in thousands)
	Income tax expense (benefit)	Earnings	Diluted EPS
	Three months ended March 31, 2019
Sempra Energy GAAP Earnings		$441	$1.59
Impact of dilutive shares excluded from GAAP EPS(1)			(0.07)
Excluded items:
Associated with holding the South American businesses for sale:
Change in indefinite reinvestment assertion of basis differences in discontinued operations	$103	103	0.35
Reduction in tax valuation allowance against certain NOL carryforwards	(10)	(10)	(0.04)
Sempra Energy Adjusted Earnings		534
Add back series A preferred stock dividends(1)		26	0.09
Sempra Energy Adjusted Earnings for Adjusted EPS(1)		$560	$1.92
Weighted-average common shares outstanding, diluted – GAAP			277,228
Add series A preferred stock shares(1)			13,951
Weighted-average common shares outstanding, diluted – Adjusted			291,179
	Three months ended March 31, 2018
Sempra Energy GAAP Earnings		$347	$1.33
Excluded item:
Impact from the TCJA	$25	25	0.10
Sempra Energy Adjusted Earnings		$372	$1.43
Weighted-average common shares outstanding, diluted – GAAP			259,490

(1)
In the three months ended March 31, 2019, the assumed conversion of the series A preferred stock and the series B preferred stock are antidilutive for GAAP Earnings, however, the series A preferred stock is dilutive for the higher Adjusted Earnings. As such, the series A preferred stock dividends have been added back to the numerator and the dilutive effect of the series A preferred stock shares has been added to the denominator when calculating Adjusted EPS.

CHANGES IN REVENUES, COSTS AND EARNINGS
This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.
Utilities Revenues
Our utilities revenues include natural gas revenues at our California Utilities and Sempra Mexico’s Ecogas and electric revenues at SDG&E. Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.

SoCalGas and SDG&E currently operate under a regulatory framework that:

▪
permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed through to customers in rates substantially as incurred. However, SoCalGas’ GCIM provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements herein and in “Item 1. Business – Ratemaking Mechanisms” in the Annual Report.

▪
permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered in subsequent periods through rates.

▪	permits the California Utilities to recover certain expenses for programs authorized by the CPUC, or “refundable programs.”
Because changes in SoCalGas’ and SDG&E’s cost of natural gas and/or electricity are substantially recovered in rates, changes in these costs are offset in the changes in revenues, and therefore do not impact earnings. In addition to the changes in cost or market prices, natural gas or electric revenues recorded during a period are impacted by customer billing cycles causing a difference between customer billings and recorded or authorized costs. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 4 of the Notes to Condensed Consolidated Financial Statements herein and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
The California Utilities’ revenues are decoupled from, or not tied to, actual sales volumes. SoCalGas recognizes annual authorized revenue for core natural gas customers using seasonal factors established in the Triennial Cost Allocation Proceeding. Accordingly, a significant portion of SoCalGas’ annual earnings are recognized in the first and fourth quarters of each year. SDG&E’s authorized revenue recognition is also impacted by seasonal factors, resulting in higher earnings in the third quarter when electric loads are typically higher than in the other three quarters of the year. We discuss this decoupling mechanism and its effects further in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.
The table below summarizes revenues and cost of sales for our consolidated utilities.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Natural gas revenues:
SoCalGas	$1,361	$1,126
SDG&E	205	171
Sempra Mexico	27	28
Eliminations and adjustments	(17)	(17)
Total	1,576	1,308
Electric revenues:
SDG&E	940	884
Eliminations and adjustments	(1)	(2)
Total	939	882
Total utilities revenues	$2,515	$2,190
Cost of natural gas:
SoCalGas	$455	$289
SDG&E	79	50
Sempra Mexico	5	13
Eliminations and adjustments	(8)	(4)
Total	$531	$348
Cost of electric fuel and purchased power:
SDG&E	$258	$274
Eliminations and adjustments	(2)	(3)
Total	$256	$271

Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by the California Utilities and included in Cost of Natural Gas. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended March 31,
	2019	2018
SoCalGas	$3.85	$2.92
SDG&E	4.60	3.54

In the three months ended March 31, 2019, Sempra Energy’s natural gas revenues increased by $268 million (20%) to $1.6 billion primarily due to:

▪	$235 million increase at SoCalGas, which included:

◦	$166 million increase in cost of natural gas sold, which we discuss below,

◦	$20 million higher revenues from capital projects,

◦	$9 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M,

◦	$7 million decrease in charges in 2019 associated with tracking the income tax benefit from flow-through items in relation to forecasted amounts in the 2016 GRC FD, and

◦	$7 million GCIM award approved by the CPUC in February 2019; and

▪	$34 million increase at SDG&E, primarily due to an increase in the cost of natural gas sold, which we discuss below.
In the three months ended March 31, 2019, our cost of natural gas increased by $183 million (53%) to $531 million primarily due to:

▪	$166 million increase at SoCalGas due to $109 million from higher average natural gas prices and $57 million from higher volumes driven by weather; and

▪	$29 million increase at SDG&E due to $18 million from higher average natural gas prices and $11 million from higher volumes driven by weather.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended March 31, 2019, our electric revenues increased by $57 million (6%) to $939 million, primarily at SDG&E, including:

▪	$35 million higher cost of electric fuel and purchased power, which we discuss below; and

▪	$23 million higher revenues from transmission operations.
Our utility cost of electric fuel and purchased power decreased by $15 million (6%) to $256 million in the three months ended March 31, 2019 primarily at SDG&E. The decrease was due to $51 million in finance lease costs for PPAs that are now included in Interest Expense and Depreciation and Amortization Expense as a result of the 2019 adoption of the lease standard, which we discuss in Note 2 of the Notes to Condensed Consolidated Financial Statements, partially offset by $35 million in higher electricity market costs and an additional capacity contract.

Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2019	2018
REVENUES
Sempra Mexico	$356	$280
Sempra Renewables	7	25
Sempra LNG	141	104
Eliminations and adjustments	(121)	(63)
Total revenues	$383	$346
COST OF SALES(1)
Sempra Mexico	$121	$61
Sempra LNG	103	70
Eliminations and adjustments	(116)	(62)
Total cost of sales	$108	$69

(1)	Excludes depreciation and amortization, which are presented separately on the Sempra Energy Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2019, revenues from our energy-related businesses increased by $37 million (11%) to $383 million primarily due to:

▪	$76 million increase at Sempra Mexico primarily due to:

◦
$54 million from the marketing business, primarily from higher natural gas prices and volumes, including higher volumes due to new regulations that went into effect on March 1, 2018 that require high consumption end users (previously serviced by Ecogas and other natural gas utilities) to procure their natural gas needs from natural gas marketers, including Sempra Mexico’s marketing business, and

◦	$25 million at TdM due to higher prices and volumes; and

▪	$37 million increase at Sempra LNG primarily due to:

◦	$34 million higher natural gas sales to Sempra Mexico due to higher natural gas prices and volumes, and

◦	$22 million from natural gas marketing activities from changes in natural gas prices, offset by

◦	$12 million from LNG sales to Cameron LNG JV in January 2018; offset by

▪	$58 million from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico; and

▪	$18 million decrease at Sempra Renewables primarily due to the sale of solar assets in December 2018.
In the three months ended March 31, 2019, the cost of sales for our energy-related businesses increased by $39 million to $108 million primarily due to:

▪
$60 million increase at Sempra Mexico mainly associated with higher revenues from the marketing business as a result of higher natural gas prices and volumes, including higher volumes due to new regulations that went into effect in 2018. The increase at Sempra Mexico was also due to higher prices and volumes at TdM; and

▪	$33 million increase at Sempra LNG mainly from natural gas marketing activities primarily from higher natural gas prices; offset by

▪	$54 million primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
Operation and Maintenance
Our O&M increased by $91 million (12%) to $832 million in the three months ended March 31, 2019 primarily due to:

▪	$38 million increase at SDG&E, which included:

◦	$16 million higher expenses associated with CPUC-authorized refundable programs for which costs incurred are recovered in revenue (refundable program expenses), and

◦	$16 million higher non-refundable operating costs, including wildfire insurance premiums and administrative and support costs;

▪	$26 million increase at SoCalGas, which included:

◦	$17 million higher non-refundable operating costs due to weather related impacts, and

◦	$9 million higher expenses associated with CPUC-authorized refundable programs expenses; and

▪	$21 million increase at Parent and other primarily from higher retained operating costs.
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
Other income, net, decreased by $70 million (46%) to $82 million in the three months ended March 31, 2019 primarily due to:

▪	$72 million lower net gains in 2019 from interest rate and foreign exchange instruments and foreign currency transactions primarily due to:

◦	$34 million lower gains on foreign currency derivatives as a result of fluctuation of the Mexican peso, and

◦	$29 million lower foreign currency gains on a Mexican peso-denominated loan to the IMG JV, which is offset in Equity Earnings (Losses);

▪	$8 million lower non-service component of net periodic benefit credit in 2019; and

▪	$8 million in penalties related to the SoCalGas billing practices OII; offset by

▪	$26 million investment gains in 2019 compared to $1 million of investment losses in 2018 on dedicated assets in support of our executive retirement and deferred compensation plans.
Interest Expense
Interest expense increased by $54 million (26%) to $260 million in the three months ended March 31, 2019 primarily due to the inclusion of finance lease costs for SDG&E’s PPAs as a result of adoption of the lease standard. Prior to 2019, such costs were included in Cost of Electric Fuel and Purchased Power.
Income Taxes
The table below shows the income tax expense and ETR for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2019	2018
Sempra Energy Consolidated:
Income tax expense from continuing operations	$42	$242

Income from continuing operations before income taxes
and equity earnings (losses) of unconsolidated entities	$501	$593
Equity earnings, before income tax(1)	5	5
Pretax income	$506	$598

Effective income tax rate	8%	40%
SDG&E:
Income tax expense	$5	$56
Income before income taxes	$182	$225
Effective income tax rate	3%	25%
SoCalGas:
Income tax expense	$19	$59
Income before income taxes	$283	$284
Effective income tax rate	7%	21%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy Consolidated
The decrease in income tax expense in the three months ended March 31, 2019 was due to lower pretax income and a lower ETR. The change in ETR was primarily due to:

▪	$69 million lower income tax expense from foreign currency and inflation effects as a result of fluctuation of the Mexican peso;

▪
$66 million total income tax benefits from the release of regulatory liabilities at SDG&E and SoCalGas established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision;

▪	$10 million income tax benefit from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses; and

▪	$9 million income tax expense in 2018 to adjust provisional estimates recorded in 2017 for the effects of tax reform.
We discuss the impact of foreign exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 1 of the Notes to Condensed Consolidated Financial Statements herein and Notes 1 and 8 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.
SDG&E
The decrease in SDG&E’s income tax expense in the three months ended March 31, 2019 was due to lower pretax income and a lower ETR. The change in ETR was primarily due to:

▪
$31 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and

•	higher income tax benefits from flow-through deductions.
SoCalGas
The decrease in SoCalGas’ income tax expense in the three months ended March 31, 2019 was due to a lower ETR offset by higher pretax income. The change in ETR was primarily due to a $35 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
Equity Earnings (Losses)
In the three months ended March 31, 2019, equity earnings were $101 million compared to losses of $21 million for the same period in 2018 primarily due to:

▪	$79 million higher equity earnings, net of income tax, from our investment in Oncor Holdings, which we acquired in March 2018; and

▪	$29 million lower foreign currency losses in 2019 at the IMG JV on its Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income, Net.
(Earnings) Losses Attributable to Noncontrolling Interests
Earnings attributable to NCI for the three months ended March 31, 2019 were $41 million compared to losses attributable to NCI of $17 million for the same period in 2018. The change was primarily due to:

▪	$30 million increase in earnings attributable to NCI at Sempra Mexico in 2019; and

▪	$21 million pretax losses attributed to tax equity investors at Sempra Renewables in 2018.
Mandatory Convertible Preferred Stock Dividends
In the three months ended March 31, 2019, mandatory convertible preferred stock dividends increased by $8 million to $36 million primarily due to dividends associated with our series B preferred stock, which were issued in July 2018.

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because our natural gas distribution utility in Mexico uses its local currency as its functional currency, revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra Energy Consolidated’s results of operations. We discuss further the impact of foreign currency and inflation rates on results of operations, including impacts on income taxes and related hedging activity, in “Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report.
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy’s comparative results of operations. In the three months ended March 31, 2019 compared to the prior-year period, the change in our earnings as a result of foreign currency translation was not material.
Foreign Currency Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses. A summary of these foreign currency transactional gains and losses included in our reported results is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended March 31,
	2019	2018	2019	2018
Other income, net	$82	$152	$20	$92
Income tax expense	(42)	(242)	(23)	(94)
Equity earnings (losses)	101	(21)	(12)	(51)
Income from continuing operations	560	330	(18)	(65)
(Loss) income from discontinued operations, net of income tax	(42)	28	—	1
Earnings attributable to common shares	441	347	(10)	(31)

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, proceeds from recent and planned asset sales, borrowings under our credit facilities, distributions from our equity method investments, issuances of debt and equity securities, project financing and other equity sales, including partnering in JVs.
Our lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, at March 31, 2019, Sempra Energy, Sempra Global and the California Utilities each had five-year revolving credit facilities expiring in 2020. The table below shows the amount of available funds, including available unused credit on these three credit facilities. In addition, IEnova has a $1.5 billion line of credit, with approximately $692 million available unused credit at March 31, 2019.

AVAILABLE FUNDS AT MARCH 31, 2019
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$78	$10	$3
Available unused credit(2)(3)	3,718	512	560

(1)	Amounts at Sempra Energy Consolidated included $58 million held in non-U.S. jurisdictions. We discuss repatriation in Note 1 of the Notes to Condensed Consolidated Financial Statements.

(2)
Available unused credit is the total available on Sempra Energy’s, Sempra Global’s and the California Utilities’ credit facilities that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements. Borrowings on the shared line of credit at SDG&E and SoCalGas are limited to $750 million for each utility and a combined total of $1 billion. The available balance at each of the California Utilities assumes no additional borrowings by the other.

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
Sempra Energy and the California Utilities currently have ready access to the long-term debt markets and are not currently constrained in their ability to borrow at reasonable rates. However, changing economic conditions, the inability of California legislative and regulatory bodies to reduce the economic exposure of our California Utilities to any potential future wildfires, our financing activities and actions by credit rating agencies could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion of large projects. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
We used $1.6 billion in cash proceeds received from Sempra Renewables’ December 2018 sale, which we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, to temporarily pay down commercial paper, pending the close of Oncor’s agreement to purchase InfraREIT and our agreement to purchase a 50-percent interest in Sharyland Holdings, LP, as described below. We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our corporate short-term, unsecured promissory notes, or commercial paper, were our primary sources of short-term debt funding in the first three months of 2019. Our California Utilities use short-term debt primarily to meet working capital needs.
At March 31, 2019, Sempra Energy had loans to unconsolidated affiliates totaling $668 million and a loan from an unconsolidated affiliate totaling $38 million, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements.
We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. Changes in asset values, which are dependent on the activity in the equity and fixed income markets, have not affected the trust funds’ abilities to make required payments. However, changes in asset values may, along with a number of other factors such as changes to discount rates, assumed rates of return, mortality tables, and regulations, impact funding requirements for pension and other postretirement benefit plans and SDG&E’s NDT. At the California Utilities, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and SDG&E’s NDT, including our investment allocation strategies for assets in these trusts, in Notes 9 and 15, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.

Common Stock Under Forward Sale Agreements
As we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, our forward sale agreements permit us to elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. We expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds. As of May 7, 2019, based on the initial forward sale price of approximately $105.07 per share in January 2018 and approximately $111.87 per share in July 2018, we expect that the net proceeds from full physical settlement of the remaining forward sale agreements would be approximately $1.8 billion (net of underwriting discounts, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). If we were to elect cash settlement or net share settlement, the amount of cash proceeds we receive upon settlement could differ, perhaps substantially, or we may not receive any cash proceeds or we may deliver cash (in an amount which could be significant) or shares of our common stock to the forward purchasers. We expect to settle the remaining portion of the forward sale agreements in one or more settlements no later than December 15, 2019, which is the final settlement date under the agreements.
Discontinued Operations
On January 25, 2019, our board of directors approved a plan to sell our South American businesses. As such, we have reclassified these businesses to held for sale and presented them as discontinued operations. We expect to complete the sale by the end of 2019 and use the proceeds from such sale to focus on capital investment in the U.S. and Mexico to support additional growth opportunities and strengthen our balance sheet by reducing debt.
Our utilities in South America have historically provided relatively stable earnings and liquidity. We expect the cash provided by earnings from our focused capital investment will exceed the absence of cash flows from these discontinued operations. However, there can be no assurance that we will derive these anticipated benefits. While we expect to complete the sale of our South American businesses by the end of 2019, the planned sale will depend on several factors beyond our control, including, but not limited to, regulatory approvals, market conditions, political and macroeconomic factors, industry trends, consent rights or other rights granted to or held by third parties and the availability of financing to potential buyers on reasonable terms. Further, there can be no assurance that the sale, if completed, will result in a sales price that we believe adequately values these businesses or additional value to our shareholders, or that we will be able to redeploy the capital that we obtain from such sale in a way that would result in cash flows or earnings exceeding those historically generated by these businesses.
California Utilities
SDG&E and SoCalGas expect that the available unused credit described above, cash flows from operations, and debt issuances will continue to be adequate to fund their respective operations. As we discuss below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Credit Ratings,” the credit ratings of SDG&E and SoCalGas may affect the rates at which borrowings bear interest, collateral to be posted and fees on outstanding credit facilities. The California Utilities manage their capital structure and pay dividends when appropriate and as approved by their respective boards of directors.
SDG&E declared common stock dividends of $250 million in the year ended December 31, 2018. SDG&E’s declared common stock dividends on an annual historical basis may not be indicative of future declarations, and could be impacted over the next few years in order for SDG&E to maintain its authorized capital structure while managing its capital investment program (approximately $1.6 billion in 2019, which does not include the impact of the OMEC LLC put option that we discuss below).
SoCalGas declared common stock dividends of $50 million in the year ended December 31, 2018. As a result of its capital investment program, SoCalGas had not previously declared or paid common stock dividends since 2015. SoCalGas expects that its common stock dividends will continue to be impacted by its ability to maintain its authorized capital structure while managing its capital investment program (approximately $1.5 billion in 2019).
As we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, changes in balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change between over- and undercollected status, may have a significant impact on cash flows, as these changes generally represent the difference between when costs are incurred and when they are ultimately recovered in rates through billings to customers.
SDG&E’s and SoCalGas’ balancing accounts include:

▪
Energy Resource Recovery Balancing Account (ERRA) – tracks the difference between amounts billed to customers and the actual cost of electric fuel and purchased power. SDG&E’s ERRA balance was undercollected by $126 million and $50 million at March 31, 2019 and December 31, 2018, respectively. The increase in the ERRA undercollected balance in 2019 was primarily due to seasonalized electric rates. We typically undercollect in the winter months due to lower winter rates and overcollect in the summer months when the higher summer rates take effect. We expect the ERRA undercollected balance to decrease through the end of the year.

▪
Core Fixed Cost Account (CFCA) – tracks the difference between amounts billed to customers and the authorized margin and other costs allocated to core customers. SDG&E’s CFCA balance was undercollected by $18 million and $51 million at March 31, 2019 and December 31, 2018, respectively, and SoCalGas’ CFCA balance was undercollected by $63 million and $177 million at March 31, 2019 and December 31, 2018, respectively. The decrease in undercollection was mainly due to cold weather resulting in higher natural gas consumption compared to authorized levels.

SDG&E
As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements, SDG&E has a tolling agreement to purchase power generated at OMEC, a 605-MW generating facility. Under the terms of a related agreement, OMEC LLC can require SDG&E to purchase the power plant (referred to as the put option) for $280 million, subject to adjustments. On March 28, 2019, OMEC LLC exercised the put option requiring SDG&E to purchase the power plant by October 3, 2019.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
We provide information on the natural gas leak at the Aliso Canyon natural gas storage facility further in Note 11 of the Notes to Condensed Consolidated Financial Statements herein, in “Factors Influencing Future Performance” below and in “Item 1A. Risk Factors” in the Annual Report. The costs incurred to remediate and stop the Leak and to mitigate local community impacts are significant and may increase, and the costs of defending against the related civil and criminal lawsuits and cooperating with related investigations, and any damages, restitution, and civil, administrative and criminal fines, costs and other penalties, if awarded or imposed, as well as costs of mitigating the actual natural gas released, could be significant, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), if there were to be significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations. Also, higher operating costs and additional capital expenditures incurred by SoCalGas as a result of new laws, orders, rules and regulations arising out of this incident or our responses thereto could be significant and may not be recoverable in customer rates, which may have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Sempra Texas Utility
Oncor’s business is capital intensive, and it relies on external financing as a significant source of liquidity for its capital requirements. In the past, Oncor has financed a substantial portion of its cash needs from operations and with proceeds from indebtedness. In the event that Oncor fails to meet its capital requirements, we may be required to make additional investments in Oncor, or if Oncor is unable to access sufficient capital to finance its ongoing needs, we may elect to make additional investments in Oncor which could be substantial and which would reduce the cash available to us for other purposes, could increase our indebtedness and could ultimately materially adversely affect our results of operations, financial condition and prospects. In that regard, our commitments to the PUCT prohibit us from making loans to Oncor. As a result, if Oncor requires additional financing and cannot obtain it from other sources, we may be required to make a capital contribution to Oncor.
On October 18, 2018, Sempra Energy committed to make a capital contribution to Oncor for Oncor to fund its pending acquisition of interests in InfraREIT, which we expect will close in mid-2019. We estimate the capital contribution to be $1,025 million, excluding Sempra Energy’s share of approximately $40 million for a management agreement termination fee, as well as other customary transaction costs incurred by InfraREIT that will be borne by Oncor as part of the acquisition. We expect to fund our capital contribution to Oncor and to purchase the 50-percent limited partner interest in Sharyland Holdings, LP by utilizing a portion of the proceeds received from the sales of Sempra Renewables’ assets. The capital contribution is contingent on the satisfaction of customary conditions, including the substantially simultaneous closing of the transactions contemplated by the InfraREIT Merger Agreement. We discuss these transactions in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and below in “Factors Influencing Future Performance.”
Sempra Mexico
We expect to fund operations and dividends at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from IEnova’s securities issuances, project financing, interim funding from the parent or affiliates, and partnering in JVs.
IEnova paid $71 million of dividends to minority shareholders in the year ended December 31, 2018.

IEnova’s shareholders approved the formation of a fund for IEnova to repurchase its own shares for a maximum amount of $250 million. Repurchases shall not exceed IEnova’s total net profits, including retained earnings, as stated in their financial statements. In the three months ended March 31, 2019, IEnova repurchased 1,600,000 shares of its outstanding common stock held by NCI for approximately $6 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5 percent at December 31, 2018 to 66.6 percent at March 31, 2019.
Sempra Renewables
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and below in “Factors Influencing Future Performance,” in April 2019, Sempra Renewables sold its remaining wind assets and investments for $584 million in cash, subject to working capital and other customary adjustments. The proceeds from the sale will be used to pay down debt and redeploy capital to support the strategic growth of Sempra Energy in North America.
Sempra LNG
Sempra LNG, through its interest in Cameron LNG JV, is constructing a natural gas liquefaction export facility at the Cameron LNG JV terminal. The majority of the current three-train liquefaction project is project-financed, with most or all of the remainder of the capital requirements to be provided by the project partners, including Sempra Energy, through equity contributions under the project equity agreements. We expect that our remaining equity requirements to complete the project will be met by a combination of our share of cash generated from each liquefaction train as it comes on line and additional cash contributions. Sempra Energy guarantees 50.2 percent of Cameron LNG JV’s obligations under the financing agreements for a maximum amount of up to $3.9 billion. The guarantees will terminate upon satisfaction of certain conditions, including all three trains achieving commercial operation and meeting certain operational performance tests. We anticipate that the guarantees will be terminated approximately nine months after all three trains achieve commercial operation. We discuss Cameron LNG JV and the JV financing further in Note 6 of the Notes to Consolidated Financial Statements, in “Item 1A. Risk Factors” and in “Item 7. MD&A – Factors Influencing Future Performance” in the Annual Report. We also discuss Cameron LNG JV below in “Factors Influencing Future Performance.”
We expect Sempra LNG to require funding for the development and expansion of its remaining portfolio of projects, which may be financed through a combination of operating cash flow, funding from the parent, project financing and partnering in JVs.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	Three months ended March 31, 2019	2019 change		Three months ended March 31, 2018
Sempra Energy Consolidated	$951	$(15)	(2)%	$966
SDG&E	443	39	10	404
SoCalGas	376	(43)	(10)	419
Sempra Energy Consolidated
Cash provided by operating activities at Sempra Energy decreased in 2019 primarily due to:

▪
$100 million net decrease in Reserve for Aliso Canyon Costs in 2019 compared to an $18 million net increase in 2018. The $100 million net decrease in 2019 includes $116 million of cash paid, offset by $16 million of additional accruals; and

▪	$3 million decrease in interest payable in 2019 compared to a $91 million increase in 2018; offset by

▪	$203 million increase in net overcollected regulatory balancing accounts (including long-term amounts included in regulatory assets) at SoCalGas in 2019 compared to a $94 million increase in 2018;

▪	$54 million distribution of earnings received from Oncor in 2019; and

▪	$71 million decrease in inventory in 2019 compared to a $25 million decrease in 2018.
Our discontinued operations provided cash from operating activities of $93 million in 2019 compared to $76 million in 2018.

SDG&E
Cash provided by operating activities at SDG&E increased in 2019 primarily due to:

▪	$36 million increase in contributions in aid of construction in 2019; and

▪	$16 million lower purchases of GHG allowances in 2019; offset by

▪	$34 million increase in income taxes payable in 2019 compared to a $67 million increase in 2018.
SoCalGas
Cash provided by operating activities at SoCalGas decreased in 2019 primarily due to:

▪
$100 million net decrease in Reserve for Aliso Canyon Costs in 2019 compared to an $18 million net increase in 2018. The $100 million net decrease in 2019 includes $116 million of cash paid, offset by $16 million of additional accruals;

▪	$77 million lower net income, adjusted for noncash items included in earnings, in 2019 compared to 2018; and

▪	$36 million increase in accounts receivable in 2019 compared to a $6 million decrease in 2018; offset by

▪	$203 million increase in net overcollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2019 compared to a $94 million increase in 2018; and

▪	$84 million increase in income taxes payable in 2019 compared to an $11 million increase in 2018.
CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	Three months ended March 31, 2019	2019 change		Three months ended March 31, 2018
Sempra Energy Consolidated	$(610)	$(10,092)	(94)%	$(10,702)
SDG&E	(356)	(119)	(25)	(475)
SoCalGas	(324)	(76)	(19)	(400)
Sempra Energy Consolidated
Cash used in investing activities at Sempra Energy decreased in 2019 primarily due to:

▪
$9.55 billion paid, including $9.45 billion of Merger Consideration, for the acquisition of our investment in Oncor Holdings in March 2018, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements;

▪	$327 million net proceeds from the sale of Sempra LNG’s non-utility natural gas storage assets; and

▪	$196 million decrease in capital expenditures.
Our discontinued operations used cash in investing activities of $70 million in 2019 compared to $58 million in 2018.
SDG&E
Cash used in investing activities at SDG&E decreased in 2019 due to lower capital expenditures.
SoCalGas
Cash used in investing activities at SoCalGas decreased in 2019 primarily due to lower capital expenditures.

Capital Expenditures

EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
(Dollars in millions)
	Three months ended March 31,
	2019	2018
SDG&E:
Improvements to electric and natural gas distribution systems, including certain pipeline safety
and generation systems	$268	$353
PSEP	6	8
Improvements to electric transmission systems	82	114
SoCalGas:
Improvements to natural gas distribution, transmission and storage systems, and for certain
pipeline safety	284	359
PSEP	40	44
Sempra Mexico:
Construction of liquid fuels terminal	24	15
Construction of natural gas pipeline projects and other capital expenditures	32	29
Construction of renewables projects	29	15
Sempra Renewables:
Construction costs for wind and solar projects	—	31
Sempra LNG:
LNG liquefaction development costs	18	5
Other	—	1
Parent and other	—	5
Total	$783	$979

The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC and the FERC. Excluding discontinued operations, in 2019, we expect to make capital expenditures and investments of approximately $5.8 billion, as we discuss in “Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report.
CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	Three months ended March 31, 2019	2019 change	Three months ended March 31, 2018
Sempra Energy Consolidated	$(381)	$(10,059)	$9,678
SDG&E	(75)	(142)	67
SoCalGas	(67)	(51)	(16)
Sempra Energy Consolidated
Financing activities at Sempra Energy were a use of cash in 2019 compared to a source of cash in 2018 primarily due to:

▪	$5.6 billion lower issuances of debt with maturities greater than 90 days, including:

◦	$5 billion for long-term debt issued in 2018 primarily to fund the acquisition of our investment in Oncor Holdings, and

◦	$678 million for commercial paper and other short-term debt ($303 million in 2019 compared to $981 million in 2018);

▪	$1.7 billion proceeds, net of $32 million in offering costs, from the issuance of mandatory convertible preferred stock in 2018;

▪	$1.3 billion proceeds, net of $24 million in offering costs, from the issuances of common stock in 2018;

▪	$683 million higher payments of debt with maturities greater than 90 days, including:

◦	$433 million for long-term debt ($537 million in 2019 compared to $104 million in 2018), and

◦	$250 million for commercial paper and other short-term debt ($300 million in 2019 compared to $50 million in 2018); and

▪	$497 million increase in short-term debt in 2019 compared to a $1.1 billion increase in 2018.
Cash used in financing activities at our discontinued operations was $45 million in 2019 compared to $6 million in 2018. The change was primarily due to common dividends paid by Peru.
SDG&E
SDG&E’s financing activities were a use of cash in 2019 compared to a source of cash in 2018 primarily due to a $53 million net decrease in short-term debt in 2019 compared to an $87 million net increase in 2018.
SoCalGas
Cash used in financing activities at SoCalGas increased in 2019 primarily due to a higher net decrease in short-term debt in 2019.

FACTORS INFLUENCING FUTURE PERFORMANCE
We discuss various factors that could influence our future performance below and in “Item 7. MD&A – Factors Influencing Future Performance” in the Annual Report. We describe below significant developments to capital projects and any significant new capital projects in 2019. You should read the information below together with “Item 7. MD&A – Factors Influencing Future Performance” and “Item 1A. Risk Factors” contained in the Annual Report.
SEMPRA ENERGY
Capital Rotation
We regularly review our portfolio of assets with a view toward allocating capital to those businesses that we believe can further improve shareholder value. Following a comprehensive strategic review of our businesses and asset portfolio by our board of directors and management, in June 2018, we announced our intention to sell several energy infrastructure assets, including our entire portfolio of U.S. wind and U.S. solar assets, as well as certain non-utility natural gas storage assets in the southeast U.S. We completed the sales of our U.S. solar assets in December 2018, our non-utility natural gas storage assets in February 2019 and our remaining U.S. wind assets in April 2019. In January 2019, our board of directors approved a plan to sell our South American businesses based on our strategic shift to be geographically focused on North America. Our South American businesses and certain activities associated with those businesses have been presented as discontinued operations. We expect to complete the sale by the end of 2019. We discuss these sales and discontinued operations further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 5 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
Capital Project Updates

CAPITAL PROJECTS PENDING REGULATORY RESOLUTION – SDG&E

Project description	Estimated capital cost (in millions)		Status
Electric Vehicle Charging
▪ January 2018 application, pursuant to SB 350, to make investments to support medium-duty and heavy-duty EVs with an estimated implementation cost of $34 million of O&M.	$121	▪	Application seeking approval of settlement filed in November 2018. A draft decision is expected in the second quarter of 2019.
Energy Storage Projects
▪ February 2018 application, pursuant to AB 2868, to make investments to accelerate the widespread deployment of distributed energy storage systems. SDG&E’s application requests approval of 100 MW of utility-owned energy storage.	$161	▪	Draft decision received in February 2019 to direct new solicitations. Final decision expected in the second quarter of 2019.
Other SDG&E Matters
See “Item 7. MD&A – Factors Influencing Future Performance” in the Annual Report for a discussion about:

▪	Electric Rate Reform – California Assembly Bill 327

▪	Potential Impacts of Community Choice Aggregation and Direct Access

▪	Renewable Energy Procurement
SOCALGAS
Aliso Canyon Natural Gas Storage Facility Gas Leak
In October 2015, SoCalGas discovered a leak at one of its injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility located in Los Angeles County. SoCalGas worked closely with several of the world’s leading experts to stop the Leak. In February 2016, DOGGR confirmed that the well was permanently sealed.
See Note 11 of the Notes to Condensed Consolidated Financial Statements for discussions of the following related to the Leak:

▪	Local Community Mitigation Efforts;

▪	Civil and Criminal Litigation;

▪	Regulatory Proceedings;

▪	Governmental Investigations and Orders and Additional Regulation; and

▪	Insurance.
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
Cost Estimates and Accounting Impact
At March 31, 2019, SoCalGas estimates its costs related to the Leak are $1,071 million (the cost estimate), which includes $1,043 million of costs recovered or probable of recovery from insurance. Approximately 53 percent of the cost estimate is for the temporary relocation program (including cleaning costs and certain labor costs). The remaining portion of the cost estimate includes costs incurred to defend litigation, the costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis, efforts to control the well, to mitigate the actual natural gas released, the cost of replacing the lost gas, and other costs, as well as the estimated costs to settle certain actions. SoCalGas adjusts the cost estimate as additional information becomes available. A substantial portion of the cost estimate has been paid, and $60 million is accrued as Reserve for Aliso Canyon Costs as of March 31, 2019 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
As of March 31, 2019, we recorded the expected recovery of the cost estimate related to the Leak of $477 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $566 million of insurance proceeds we received through March 31, 2019. The Insurance Receivable for Aliso Canyon Costs and insurance proceeds received to date relate to portions of the cost estimate described above, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response for an independent third party to conduct a root cause analysis, the costs to settle certain claims as described in “Civil and Criminal Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements, the estimated costs to perform obligations pursuant to settlement of some of those claims, legal costs and lost gas. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
As described in “Civil and Criminal Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements, the actions seek compensatory, statutory and punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs, which, except for the amounts paid or estimated to settle certain actions, are not included in the cost estimate as it is not possible at this time to predict the outcome of these actions or reasonably estimate the amount of damages, restitution or civil, administrative or criminal fines, penalties or other costs that may be imposed. The recorded amounts above also do not include future legal costs necessary to defend litigation, and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Furthermore, the cost estimate does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits.
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
During the suspension period, SoCalGas advised the California ISO, CEC, CPUC and PHMSA of its concerns that the inability to inject natural gas into the Aliso Canyon natural gas storage facility posed a risk to energy reliability in Southern California. Following the resumption of injection operations, the CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility to help ensure safety and reliability for the region and just and reasonable rates in California, the most recent of which, issued in July 2018, directed SoCalGas to maintain up to 34 Bcf of working gas. Limited withdrawals of natural gas from the facility were made in 2018 and 2019 to augment natural gas supplies during critical demand periods.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At March 31, 2019, the Aliso Canyon natural gas storage facility had a net book value of $741 million. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates, and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.

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
		$471 to $508	▪	A final decision in the OIR is expected by the end of 2019.
▪	In March 2019, the CPUC issued a resolution approving the extension of the pilot program through the earlier of 2021 or the issuance of a CPUC decision on pending proceedings.
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
As shown in the table below, SoCalGas and SDG&E have made significant pipeline safety investments under the PSEP program, and SoCalGas expects to continue making significant investments as approved through various regulatory proceedings. SDG&E’s PSEP program was substantially completed in 2017, with the exception of Line 1600, which we discuss in the table above. Both utilities have filed joint applications and plan to file future applications with the CPUC for review of the PSEP project costs as follows:

PIPELINE SAFETY ENHANCEMENT PLAN – REASONABLENESS REVIEW SUMMARY
(Dollars in millions)
	2011 through March 31, 2019
	Total invested(1)	CPUC review completed(2)	CPUC review pending(3)	2019 and future applications(4)(5)
Sempra Energy Consolidated:
Capital	$1,725	$201	$853	$671
Operation and maintenance	200	81	85	34
Total	$1,925	$282	$938	$705
SoCalGas:
Capital	$1,359	$187	$731	$441
Operation and maintenance	191	80	78	33
Total	$1,550	$267	$809	$474
SDG&E:
Capital	$366	$14	$122	$230
Operation and maintenance	9	1	7	1
Total	$375	$15	$129	$231

(1)
Excludes certain pressure testing and pipeline replacement costs incurred through March 31, 2019 that were not eligible for recovery based on prior CPUC decisions. Also excludes $42 million incurred for the Line 1600 Test or Replacement Project.

(2)	Excludes $2 million of PSEP-specific insurance costs for which SoCalGas and SDG&E are authorized to request recovery in a future filing.

(3)	Costs for completed projects pursuant to the 2018 Reasonableness Review Application filed in November 2018, with a decision expected in 2020.

(4)	Remaining costs not the subject of prior applications are to be included in subsequent GRCs.

(5)	Authorized to recover 50 percent of the Phase 1 revenue requirement annually, subject to refund.

If either SoCalGas or SDG&E were unable to recover a significant amount of these safety investments from ratepayers, it could have a material adverse effect on the cash flows, results of operations and financial condition of SoCalGas, SDG&E and Sempra Energy.
Senate Bill 901
On September 21, 2018, the Governor of California signed into law SB 901, which includes a number of measures primarily intended to address certain wildfire risks relevant to consumers and utilities and guidelines for the CPUC to determine whether utilities acted reasonably in order to recover costs related to wildfires. Among other things, SB 901 also contains provisions for utility issuance of recovery bonds with respect to certain wildfire costs, subject to CPUC approval, wildfire mitigation plans, and creation of a commission to explore establishment of a fund and options for cost socialization with respect to catastrophic wildfires associated with utility infrastructure. SB 901 does not apply to the wildfires in SDG&E’s service territory in 2007.
The CPUC initiated an OIR in October 2018 to implement the provisions of SB 901 related to electric utility wildfire mitigation plans. The OIR will provide guidance on the form and content of the initial wildfire mitigation plans, provide a venue for review of the initial plans, and develop and refine the content of and process for review and implementation of wildfire mitigation plans to be filed in future years. The electric utilities filed their proposed wildfire mitigation plans in February 2019, and the CPUC issued a proposed decision in April 2019 that approves the plan filed by SDG&E. The scope of the OIR is limited to only the wildfire mitigation plans required by SB 901 and does not include cost recovery. Pursuant to SB 901, in March 2019, the CPUC authorized each utility to establish a memorandum account to track the costs incurred to implement the plan. The costs recorded to the memorandum account shall be incremental to the utility’s authorized recovery and reviewed as part of the utility’s next GRC proceeding.
In April 2019, Governor Gavin Newsom’s Strike Force issued a report entitled “Wildfires and Climate Change: California’s Energy Future” (the Report), and Governor Newsom called for the California legislature to pass legislation to address the issues in the Report by mid-July 2019. The issues raised in the Report include, among others, three concepts designed to help address the imminent wildfire liability issues facing California’s utilities, including SDG&E: a liquidity-only fund, changing strict liability to a fault-based standard and a wildfire fund.
SB 901 did not change the doctrine of inverse condemnation, which imposes strict liability on a utility whose equipment is determined to be a cause of a fire (meaning that the utility may be found liable regardless of fault). In their 2018 ratings actions for SDG&E, which we discuss in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Credit Ratings” in the Annual Report, each of Moody’s, Fitch Ratings and S&P indicated that the SDG&E rating downgrades reflected the failure of SB 901 to address the longer-term risks associated with inverse condemnation. Without further changes to the law or other reform, the rating agencies believe that SDG&E is exposed to the potential of material liabilities if a major wildfire were to occur in its service territory and it was determined that its equipment was a cause of the fire.
SEMPRA TEXAS UTILITY
Pending Acquisitions
On October 18, 2018, Oncor entered into the InfraREIT Merger Agreement, whereby Oncor has agreed to acquire a 100 percent interest in InfraREIT and InfraREIT Partners for approximately $1,275 million, plus approximately $40 million for a management agreement termination fee, as well as other customary transaction costs incurred by InfraREIT that would be borne by Oncor as part of the acquisition. In addition, the transaction includes InfraREIT’s outstanding debt, which as of March 31, 2019 was approximately $946 million. Also on October 18, 2018, Oncor entered into the Asset Exchange Agreement, whereby SDTS has agreed to accept and assume certain electricity transmission and distribution-related assets and liabilities of SU in exchange for certain SDTS assets. Immediately prior to completing the exchange, SDTS would become a wholly owned, indirect subsidiary of InfraREIT Partners.
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
Consummation of these transactions is subject to the satisfaction of various closing conditions, including the substantially concurrent consummation of these transactions and PUCT approval. In December 2018, early termination of the 30-day waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted. In March 2019, we received approval from the FERC and clearance from the Committee on Foreign Investment in the United States. The acquisition of InfraREIT was approved by InfraREIT stockholders on February 7, 2019. We expect that the transactions will close in mid-2019. There can be no assurance that Oncor and Sempra Energy will derive the anticipated benefits from these acquisitions.
We discuss these transactions further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and above in “Capital Resources and Liquidity.”

SEMPRA MEXICO
Capital Project Updates

CAPITAL PROJECTS – SEMPRA MEXICO

Project description		Our share of estimated capital cost (in millions)		Status
Manzanillo Terminal
▪	Plan to develop, construct and operate a marine terminal for the receipt, storage and delivery of refined products in Manzanillo, Colima.	$102 to $165	▪	Estimated completion: fourth quarter of 2020.
▪
Storage capacity of 1.48 million barrels is fully contracted under long-term, U.S. dollar-denominated agreements with Trafigura Mexico, S.A. de C.V. and a major international integrated oil company. Opportunities for future expansion of storage capacity.

▪
Owned by TP Terminals, S. de. R.L. de C.V., a JV between IEnova and Trafigura Mexico, S.A. de C.V. IEnova has a 51-percent equity interest in the JV, with an option to increase ownership interest up to 82.5 percent.

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
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Item 1A. Risk Factors” in the Annual Report.
Energía Costa Azul LNG Terminal
As we discuss in “Item 7. MD&A – Factors Influencing Future Performance” in the Annual Report, Sempra LNG and IEnova are developing a proposed natural gas liquefaction project at IEnova’s existing regasification terminal at ECA. The proposed liquefaction facility project, which we expect will be developed in two phases, is being developed to provide buyers with direct access to west coast LNG supplies. ECA currently has profitable long-term regasification contracts for 100 percent of the regasification facility’s capacity through 2028, making the decisions on whether and how to pursue a new liquefaction facility dependent in part on whether the investment in a new liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts.
In March 2019, ECA LNG received two authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from its Phase 1 and Phase 2 projects in development.
The ultimate participation of TOTAL S.A., Mitsui & Co., Ltd. and Tokyo Gas Co., Ltd. in the potential ECA LNG project as contemplated by a Heads of Agreements signed in November 2018 remains subject to finalization of definitive agreements, among other factors. The development of the ECA LNG Phase 1 and Phase 2 projects is subject to numerous risks and uncertainties, including obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a final investment decision; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes and permit challenges could materially and adversely affect the development of these projects. For a discussion of these risks, see “Item 1A. Risk Factors” in the Annual Report.

SEMPRA RENEWABLES
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, in April 2019, Sempra Renewables sold its remaining wind assets and investments for $584 million in cash, subject to working capital and other customary adjustments. Upon completion of the sale, remaining nominal business activities at Sempra Renewables were subsumed into Parent and other, and the Sempra Renewables segment ceased to exist.
SEMPRA LNG
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
Based on a number of factors, we believe it is reasonable to expect that Cameron LNG JV will start generating earnings in mid-2019. These factors include, among others, the EPC contractor’s progress to date, the current commissioning activities, the remaining work to be performed, the project schedules received from the EPC contractor, Cameron LNG JV’s own review of the project schedules, the assumptions underlying such schedules, and the inherent risks in constructing and testing facilities such as the Cameron LNG JV liquefaction facility. For a discussion of the Cameron LNG JV and of these risks and other risks relating to the development of the Cameron LNG JV liquefaction project that could adversely affect our future performance, see Note 6 of the Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in the Annual Report.
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
Port Arthur
Sempra LNG is developing a proposed natural gas liquefaction project on a greenfield site that it owns in the vicinity of Port Arthur, Texas located along the Sabine-Neches waterway.
In April 2019, the FERC approved the siting, construction and operation of the Port Arthur liquefaction facility, along with certain natural gas pipelines that could be used to supply feed gas to the liquefaction facility, assuming the project is completed.
Sempra LNG received authorizations from the DOE in August 2015 and May 2019 that collectively permit the LNG to be produced from the proposed Port Arthur project to be exported to all current and future FTA and non-FTA countries.
In June 2018, we selected Bechtel Corporation as the EPC contractor for the proposed Port Arthur liquefaction project. Bechtel Corporation is to perform the engineering, execution planning and related activities necessary to prepare, negotiate and finalize a definitive EPC contract for the project. The current arrangement with Bechtel Corporation does not commit any party to enter into a definitive EPC contract or otherwise participate in the project.
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
Development of the Port Arthur LNG liquefaction project is subject to a number of risks and uncertainties, including obtaining additional customer commitments; completing the required commercial agreements, such as equity acquisitions and governance agreements, LNG sales agreements and gas supply and transportation agreements; completing construction contracts; securing all necessary permits and approvals; obtaining financing and incentives; reaching a final investment decision; and other factors associated with the potential investment. See “Item 1A. Risk Factors” in the Annual Report.
Energía Costa Azul
We further discuss Sempra LNG’s participation in potential LNG liquefaction development at Sempra Mexico’s ECA facility above in “Sempra Mexico – Energía Costa Azul LNG Terminal.”
LITIGATION
We describe legal proceedings that could adversely affect our future performance in Note 11 of the Notes to Condensed Consolidated Financial Statements.

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

NEW ACCOUNTING STANDARDS
We discuss the relevant pronouncements that have recently been issued or become effective and have had or may have an impact on our financial statements and/or disclosures in Note 2 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provide disclosure regarding derivative activity in Note 8 of the Notes to Condensed Consolidated Financial Statements. We discuss our market risk and risk policies in detail in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Annual Report.
INTEREST RATE RISK
The table below shows the nominal amount of debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	March 31, 2019			December 31, 2018
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Short-term:
California Utilities	$428	$238	$190	$547	$291	$256
Other	2,097	—	—	1,477	—	—
Long-term:
California Utilities fixed-rate	$8,359	$4,900	$3,459	$8,377	$4,918	$3,459
California Utilities variable-rate	78	78	—	78	78	—
Other fixed-rate	11,145	—	—	10,804	—	—
Other variable-rate	1,242	—	—	2,091	—	—

(1)
After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments, reductions/increases for unamortized discount and reduction for debt issuance costs, and excluding finance lease obligations and build-to-suit lease.

Interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable long-term debt. If weighted-average interest rates on short-term debt outstanding at March 31, 2019 increased or decreased by 10 percent, the change in earnings over the next 12-month period ended March 31, 2020 would be approximately $8 million. If interest rates increased or decreased by 10 percent on all variable-rate long-term debt at March 31, 2019, after considering the effects of interest rate swaps, the change in earnings over the next 12-month period ended March 31, 2020 would be approximately $3 million.
CREDIT RATINGS
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels in the first three months of 2019. At March 31, 2019:

▪	Moody’s issuer rating was Baa1 with a negative outlook for Sempra Energy, Baa1 with a negative outlook for SDG&E and A1 with a stable outlook for SoCalGas;

▪	S&P’s issuer credit rating was BBB+ with a negative outlook for Sempra Energy, BBB+ with a negative outlook for SDG&E and A with a negative outlook for SoCalGas; and

▪	Fitch Ratings’ long-term issuer default rating was BBB+ with a stable outlook for Sempra Energy, BBB+ with a negative outlook for SDG&E and A with a stable outlook for SoCalGas.

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
We provide additional information about the credit ratings of Sempra Energy, SDG&E and SoCalGas in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Credit Ratings” in the Annual Report.
Sempra Energy has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt is rated A2, A+ and A at Moody’s, S&P and Fitch Ratings, respectively, at March 31, 2019.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” herein and in “Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At March 31, 2019, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2018.

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
Under the supervision and with the participation of management, including the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in Sempra Energy’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report, or 2) referred to in “Item 7. MD&A” in the Annual Report.

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the factors discussed above in “Item 2. MD&A” and the risk factors disclosed in “Item 1A. Risk Factors” in the Annual Report. There have been no material changes from the risk factors as previously disclosed in the Annual Report. Any of the risks and other information discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in “Item 1A. Risk Factors” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities or those of our subsidiaries.

ITEM 6. EXHIBITS
The following exhibits relate to each registrant as indicated.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy/San Diego Gas & Electric Company/Southern California Gas Company

10.1	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Nonqualified Stock Option Award Agreement.	X

10.2	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.	X

10.3	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Index.	X

10.4	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Utilities Index.	X

10.5	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Special Time-Based Restricted Stock Unit Award - Ratable vesting.	X

10.6	Amended and Restated Sempra Energy 2005 Deferred Compensation Plan, now known as Sempra Energy Employee and Director Savings Plan.		10-K	12/31/2018	10.40	2/26/2019

Sempra Energy/Southern California Gas Company

10.7	Severance Pay Agreement between Sempra Energy and David J. Barrett, dated January 12, 2019.		10-K	12/31/2018	10.77	2/26/2019

San Diego Gas & Electric/Southern California Gas Company

10.8*	Severance Agreement and Mutual Release between San Diego Gas & Electric Company and Southern California Gas Company and P. Kevin Chase dated April 19, 2019.	X

* Certain sensitive personally identifiable information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***].

Exhibit Number	Exhibit Description	Filed Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company

32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: May 7, 2019	By: /s/ Peter R. Wall
Peter R. Wall Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 7, 2019	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 7, 2019	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer