Form 10-Q
period 2019-06-30
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2019-08-02
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number			State of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY			California	33-0732627	No change
488 8th Avenue
	San Diego,	California	92101
	(619)	696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY			California	95-1184800	No change
8326 Century Park Court
	San Diego,	California	92123
	(619)	696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY			California	95-1240705	No change
555 West Fifth Street
	Los Angeles,	California	90013
	(213)	244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
SEMPRA ENERGY:
Sempra Energy Common Stock, without par value	SRE	NYSE

Sempra Energy 6% Mandatory Convertible Preferred Stock, Series A, $100 liquidation preference	SREPRA	NYSE

Sempra Energy 6.75% Mandatory Convertible Preferred Stock, Series B, $100 liquidation preference	SREPRB	NYSE

Sempra Energy 5.75% Junior Subordinated Notes Due 2079, $25 par value	SREA	NYSE

SAN DIEGO GAS & ELECTRIC COMPANY:
None

SOUTHERN CALIFORNIA GAS COMPANY:
None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Sempra Energy:
☒	Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company

San Diego Gas & Electric Company:
☐	Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company

Southern California Gas Company:
☐	Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on July 29, 2019:

Sempra Energy	274,550,561	shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

GLOSSARY

2016 GRC FD	final decision in the California Utilities’ 2016 General Rate Case
AB	Assembly Bill
AEP	American Electric Power Company, Inc.
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2018
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
Asset Exchange Agreement	agreement and plan of merger among Oncor, SDTS and SU
ASU	Accounting Standards Update
Bay Gas	Bay Gas Storage Company, Ltd.
Bcf	billion cubic feet
Blade	Blade Energy Partners
bps	basis points
Cal PA	California Public Advocates Office
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CARB	California Air Resources Board
CEC	California Energy Commission
CFE	Comisión Federal de Electricidad (Federal Electricity Commission in Mexico)
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
CPUC	California Public Utilities Commission
CRR	congestion revenue right
DOE	U.S. Department of Energy
DOGGR	California Department of Conservation’s Division of Oil, Gas, and Geothermal Resources
DPH	Los Angeles County Department of Public Health
DWR	California Department of Water Resources
ECA	Energía Costa Azul
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EFIH	Energy Future Intermediate Holding Company LLC (renamed Sempra Texas Intermediate Holding Company LLC)
EPA	U.S. Environmental Protection Agency
EPC	engineering, procurement and construction
EPS	earnings per common share
ETR	effective income tax rate
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HLBV	hypothetical liquidation at book value
HMRC	United Kingdom’s Revenue and Customs Department
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IMG	Infraestructura Marina del Golfo
InfraREIT	InfraREIT, Inc. (merged into a wholly owned subsidiary of Oncor)
InfraREIT Merger Agreement
agreement and plan of merger among Oncor, 1912 Merger Sub LLC (a wholly owned subsidiary of Oncor), Oncor T&D Partners, LP (a wholly owned indirect subsidiary of Oncor), InfraREIT and InfraREIT Partners

InfraREIT Partners	InfraREIT Partners, LP (renamed Oncor NTU Partnership LP)
IOU	investor-owned utility
IRS	Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JP Morgan	J.P. Morgan Chase & Co.
JV	joint venture
LA Superior Court	Los Angeles County Superior Court

GLOSSARY (CONTINUED)

Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LNG	liquefied natural gas
LPG	liquid petroleum gas
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger	the merger of EFH with an indirect subsidiary of Sempra Energy, with EFH continuing as the surviving company and as an indirect, wholly owned subsidiary of Sempra Energy
Merger Agreement
Agreement and Plan of Merger dated August 21, 2017, as supplemented by a Waiver Agreement dated October 3, 2017 and an amendment dated February 15, 2018, between Sempra Energy, EFH, EFIH and an indirect subsidiary of Sempra Energy

Merger Consideration	Pursuant to the Merger Agreement, Sempra Energy paid consideration of $9.45 billion in cash
Mississippi Hub	Mississippi Hub, LLC
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NOL	net operating loss
NRC	Nuclear Regulatory Commission
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
OIR	Order Instituting a Rulemaking
O&M	operation and maintenance expense
OMEC	Otay Mesa Energy Center
OMEC LLC	Otay Mesa Energy Center LLC
OMI	Oncor Management Investment LLC
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
Otay Mesa VIE	OMEC LLC VIE
PG&E	Pacific Gas & Electric Company
PHMSA	Pipeline and Hazardous Materials Safety Administration
PPA	power purchase agreement
PP&E	property, plant and equipment
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
ROU	right-of-use
RSU	restricted stock unit
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDTS	Sharyland Distribution & Transmission Services, L.L.C. (a subsidiary of InfraREIT Partners, renamed Oncor Electric Delivery Company NTU LLC)
SEC	U.S. Securities and Exchange Commission
Securities Purchase Agreement	Securities Purchase Agreement among SU, SU Investment Partners, L.P., Sempra Texas Utilities Holdings I, LLC (a wholly owned subsidiary of Sempra Energy) and Sempra Energy
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexican agency in charge of agriculture, land and urban development)
Sempra Global	holding company for most of Sempra Energy’s subsidiaries not subject to California or Texas utility regulation
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
Sharyland Holdings	Sharyland Holdings, L.P.
SMIF	California’s Surplus Money Investment Fund
SoCalGas	Southern California Gas Company

GLOSSARY (CONTINUED)

SONGS	San Onofre Nuclear Generating Station
S&P	Standard & Poor’s
SU	Sharyland Utilities, L.L.C. (formerly known as Sharyland Utilities, L.P.)
TAG	TAG Pipelines Norte, S. de R.L. de C.V.
TC Energy	TC Energy Corporation (formerly known as TransCanada Corporation)
TCJA	Tax Cuts and Jobs Act of 2017
TdM	Termoeléctrica de Mexicali
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TO5	Electric Transmission Owner Formula Rate, new application
TTI	Texas Transmission Investment LLC
U.S. GAAP	accounting principles generally accepted in the United States of America
VAT	value-added tax
VIE	variable interest entity

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
Factors, among others, that could cause our actual results and future actions to differ materially from those described in any forward-looking statements include risks and uncertainties relating to:

▪
the greater degree and prevalence of wildfires in California in recent years and the risk that we may be found liable for damages regardless of fault, such as where inverse condemnation applies, and risk that we may not be able to recover any such costs in rates from customers in California or otherwise, including due to insufficient amounts in the wildfire fund;

▪
actions and the timing of actions, including decisions, investigations, new regulations and issuances of permits and other authorizations and renewal of franchises by the CFE, CPUC, DOE, DOGGR, DPH, EPA, FERC, PHMSA, PUCT, states, cities and counties, and other regulatory and governmental bodies in the U.S. and other countries in which we operate;

▪
the success of business development efforts, construction projects, and major acquisitions, divestitures and internal structural changes, including risks in (i) obtaining or maintaining authorizations; (ii) completing construction projects on schedule and budget; (iii) obtaining the consent of partners; (iv) counterparties’ ability to fulfill contractual commitments; (v) winning competitively bid infrastructure projects; (vi) the ability to complete contemplated acquisitions and/or divestitures and the disruptions caused by such efforts; and (vii) the ability to realize anticipated benefits from any of these efforts once completed;

▪	the resolution of civil and criminal litigation, regulatory investigations and proceedings, and arbitrations;

▪	actions by credit rating agencies to downgrade our credit ratings or those of our subsidiaries or to place those ratings on negative outlook and our ability to borrow at favorable interest rates;

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

▪	expropriation of assets, the failure to honor the terms of contracts by foreign governments and state-owned entities such as the CFE, and other property disputes;

▪	risks posed by actions of third parties who control the operations of our investments;

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

▪
cybersecurity threats to the energy grid, storage and pipeline infrastructure, the information and systems used to operate our businesses, and the confidentiality of our proprietary information and the personal information of our customers and employees;

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

▪
changes in foreign and domestic trade policies and laws, including border tariffs and revisions to or replacement of international trade agreements, such as the North American Free Trade Agreement, that may increase our costs or impair our ability to resolve trade disputes;

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)
REVENUES
Utilities	$1,895	$1,820	$4,410	$4,010
Energy-related businesses	335	355	718	701
Total revenues	2,230	2,175	5,128	4,711

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(136)	(179)	(667)	(527)
Cost of electric fuel and purchased power	(263)	(320)	(519)	(591)
Energy-related businesses cost of sales	(63)	(70)	(171)	(139)
Operation and maintenance	(838)	(742)	(1,670)	(1,483)
Depreciation and amortization	(389)	(377)	(772)	(749)
Franchise fees and other taxes	(112)	(104)	(242)	(221)
Impairment losses	—	(1,300)	—	(1,300)
Gain on sale of assets	66	—	66	—
Other income (expense), net	28	(56)	110	96
Interest income	21	18	42	47
Interest expense	(258)	(228)	(518)	(434)
Income (loss) from continuing operations before income taxes and equity earnings (losses)	286	(1,183)	787	(590)
Income tax (expense) benefit	(47)	602	(89)	360
Equity earnings (losses)	118	(4)	219	(25)
Income (loss) from continuing operations, net of income tax	357	(585)	917	(255)
Income from discontinued operations, net of income tax	78	55	36	83
Net income (loss)	435	(530)	953	(172)
(Earnings) losses attributable to noncontrolling interests	(45)	(5)	(86)	12
Mandatory convertible preferred stock dividends	(35)	(25)	(71)	(53)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings (losses) attributable to common shares	$354	$(561)	$795	$(214)

Basic earnings (losses) per common share:
Earnings (losses) from continuing operations attributable to common shares	$1.03	$(2.29)	$2.82	$(1.08)
Earnings from discontinued operations attributable to common shares	$0.26	$0.18	$0.07	$0.26
Earnings (losses) attributable to common shares	$1.29	$(2.11)	$2.89	$(0.82)
Weighted-average common shares outstanding	274,987	265,837	274,831	261,906

Diluted earnings (losses) per common share:
Earnings (losses) from continuing operations attributable to common shares	$1.01	$(2.29)	$2.78	$(1.08)
Earnings from discontinued operations attributable to common shares	$0.25	$0.18	$0.07	$0.26
Earnings (losses) attributable to common shares	$1.26	$(2.11)	$2.85	$(0.82)
Weighted-average common shares outstanding	279,619	265,837	278,424	261,906

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after-tax)	Total
	(unaudited)
	Three months ended June 30, 2019 and 2018
2019:
Net income	$466	$(76)	$390	$45	$435
Other comprehensive income (loss):
Foreign currency translation adjustments	14	—	14	2	16
Financial instruments	(90)	30	(60)	(8)	(68)
Pension and other postretirement benefits	21	(6)	15	—	15
Total other comprehensive loss	(55)	24	(31)	(6)	(37)
Comprehensive income	411	(52)	359	39	398
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred
dividends of subsidiary	$410	$(52)	$358	$39	$397
2018:
Net (loss) income	$(1,118)	$583	$(535)	$5	$(530)
Other comprehensive income (loss):
Foreign currency translation adjustments	(86)	—	(86)	(8)	(94)
Financial instruments	35	(8)	27	6	33
Pension and other postretirement benefits	3	—	3	—	3
Total other comprehensive loss	(48)	(8)	(56)	(2)	(58)
Comprehensive (loss) income	(1,166)	575	(591)	3	(588)
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive (loss) income, after preferred
dividends of subsidiary	$(1,167)	$575	$(592)	$3	$(589)

	Six months ended June 30, 2019 and 2018
2019:
Net income	$1,136	$(269)	$867	$86	$953
Other comprehensive income (loss):
Foreign currency translation adjustments	46	—	46	6	52
Financial instruments	(158)	52	(106)	(12)	(118)
Pension and other postretirement benefits	25	(7)	18	—	18
Total other comprehensive loss	(87)	45	(42)	(6)	(48)
Comprehensive income	1,049	(224)	825	80	905
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred
dividends of subsidiary	$1,048	$(224)	$824	$80	$904
2018:
Net loss	$(454)	$294	$(160)	$(12)	$(172)
Other comprehensive income (loss):
Foreign currency translation adjustments	(62)	—	(62)	(3)	(65)
Financial instruments	123	(38)	85	16	101
Pension and other postretirement benefits	6	(1)	5	—	5
Total other comprehensive income	67	(39)	28	13	41
Comprehensive (loss) income	(387)	255	(132)	1	(131)
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive (loss) income, after preferred
dividends of subsidiary	$(388)	$255	$(133)	$1	$(132)

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168	$102
Restricted cash	50	35
Accounts receivable – trade, net	901	1,215
Accounts receivable – other, net	341	320
Due from unconsolidated affiliates	23	37
Income taxes receivable	106	60
Inventories	214	258
Regulatory assets	195	138
Greenhouse gas allowances	61	59
Assets held for sale	—	713
Assets held for sale in discontinued operations	445	459
Other	279	249
Total current assets	2,783	3,645

Other assets:
Restricted cash	21	21
Due from unconsolidated affiliates	710	644
Regulatory assets	1,780	1,589
Nuclear decommissioning trusts	1,044	974
Investment in Oncor Holdings	10,930	9,652
Other investments	2,082	2,320
Goodwill	1,602	1,602
Other intangible assets	219	224
Dedicated assets in support of certain benefit plans	409	416
Insurance receivable for Aliso Canyon costs	381	461
Deferred income taxes	150	141
Greenhouse gas allowances	416	289
Right-of-use assets – operating leases	600	—
Assets held for sale in discontinued operations	3,453	3,259
Sundry	865	962
Total other assets	24,662	22,554

Property, plant and equipment:
Property, plant and equipment	47,907	46,615
Less accumulated depreciation and amortization	(12,625)	(12,176)
Property, plant and equipment, net ($280 and $295 at June 30, 2019 and December 31, 2018, respectively, related to Otay Mesa VIE)	35,282	34,439
Total assets	$62,727	$60,638

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30, 2019	December 31, 2018(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,395	$2,024
Accounts payable – trade	1,018	1,160
Accounts payable – other	182	138
Due to unconsolidated affiliates	9	10
Dividends and interest payable	490	480
Accrued compensation and benefits	299	440
Regulatory liabilities	349	105
Current portion of long-term debt and finance leases ($37 and $28 at June 30, 2019 and December 31, 2018, respectively, related to Otay Mesa VIE)	2,156	1,644
Reserve for Aliso Canyon costs	46	160
Greenhouse gas obligations	61	59
Liabilities held for sale in discontinued operations	336	368
Other	836	935
Total current liabilities	8,177	7,523

Long-term debt and finance leases ($172 and $190 at June 30, 2019 and December 31, 2018, respectively, related to Otay Mesa VIE)	21,199	20,903

Deferred credits and other liabilities:
Due to unconsolidated affiliates	38	37
Pension and other postretirement benefit plan obligations, net of plan assets	1,135	1,143
Deferred income taxes	2,626	2,321
Deferred investment tax credits	23	24
Regulatory liabilities	4,026	4,016
Asset retirement obligations	2,815	2,786
Greenhouse gas obligations	225	131
Liabilities held for sale in discontinued operations	1,090	1,013
Deferred credits and other	1,939	1,493
Total deferred credits and other liabilities	13,917	12,964

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
6% mandatory convertible preferred stock, series A (17.25 million shares issued and outstanding)	1,693	1,693
6.75% mandatory convertible preferred stock, series B (5.75 million shares issued and outstanding)	565	565
Common stock (750 million shares authorized; 274 million shares outstanding; no par value)	5,605	5,540
Retained earnings	10,425	10,104
Accumulated other comprehensive income (loss)	(848)	(764)
Total Sempra Energy shareholders’ equity	17,440	17,138
Preferred stock of subsidiary	20	20
Other noncontrolling interests	1,974	2,090
Total equity	19,434	19,248
Total liabilities and equity	$62,727	$60,638

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$953	$(172)
Less: Income from discontinued operations, net of income tax	(36)	(83)
Income (loss) from continuing operations, net of income tax	917	(255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	772	749
Deferred income taxes and investment tax credits	(12)	(432)
Impairment losses	—	1,300
Gain on sale of assets	(66)	—
Equity (earnings) losses	(219)	25
Share-based compensation expense	39	33
Fixed-price contracts and other derivatives	(28)	(9)
Other	(4)	45
Intercompany activities with discontinued operations, net	64	42
Net change in other working capital components	84	268
Insurance receivable for Aliso Canyon costs	80	(84)
Changes in other noncurrent assets and liabilities, net	(104)	(157)
Net cash provided by continuing operations	1,523	1,525
Net cash provided by discontinued operations	181	148
Net cash provided by operating activities	1,704	1,673

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,651)	(1,834)
Expenditures for investments and acquisition	(1,391)	(9,823)
Proceeds from sale of assets	902	1
Purchases of nuclear decommissioning trust assets	(497)	(487)
Proceeds from sales of nuclear decommissioning trust assets	497	487
Advances to unconsolidated affiliates	(16)	(81)
Repayments of advances to unconsolidated affiliates	9	1
Intercompany activities with discontinued operations, net	(2)	(8)
Other	13	39
Net cash used in continuing operations	(2,136)	(11,705)
Net cash used in discontinued operations	(131)	(112)
Net cash used in investing activities	(2,267)	(11,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(483)	(416)
Preferred dividends paid	(71)	(28)
Preferred dividends paid by subsidiary	(1)	(1)
Issuances of mandatory convertible preferred stock, net of $32 in offering costs	—	1,693
Issuances of common stock, net of $38 in offering costs in 2018	20	2,090
Repurchases of common stock	(18)	(20)
Issuances of debt (maturities greater than 90 days)	2,630	7,328
Payments on debt (maturities greater than 90 days) and finance leases	(871)	(1,799)
(Decrease) increase in short-term debt, net	(444)	1,265
Proceeds from sale of noncontrolling interest, net of $1 in offering costs	—	85
Purchases of and distributions to noncontrolling interests	(31)	(9)
Intercompany activities with discontinued operations, net	—	70
Other	(37)	(104)
Net cash provided by continuing operations	694	10,154
Net cash used in discontinued operations	(83)	(44)
Net cash provided by financing activities	611	10,110

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2019	2018
	(unaudited)

Effect of exchange rate changes in continuing operations	—	—
Effect of exchange rate changes in discontinued operations	—	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(3)

Increase (decrease) in cash, cash equivalents and restricted cash, including discontinued operations	48	(37)
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	246	364
Cash, cash equivalents and restricted cash, including discontinued operations, June 30	$294	$327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$514	$332
Income tax payments, net of refunds	64	51

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition:
Assets acquired	$—	$9,670
Liabilities assumed	—	(104)
Cash paid	$—	$9,566

Accrued capital expenditures	$417	$373
Increase in finance lease obligations for investment in property, plant and equipment	16	7
Preferred dividends declared but not paid	36	25
Common dividends issued in stock	27	27
Common dividends declared but not paid	266	243
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended June 30, 2019
Balance at March 31, 2019	$2,258	$5,568	$10,337	$(817)	$17,346	$2,124	$19,470

Net income			390		390	45	435
Other comprehensive loss				(31)	(31)	(6)	(37)

Share-based compensation expense		18			18		18
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.69/share)			(9)		(9)		(9)
Common stock ($0.97/share)			(266)		(266)		(266)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		23			23		23
Repurchases of common stock		(4)			(4)		(4)
Noncontrolling interest activities:
Distributions						(8)	(8)
Purchases						(2)	(2)
Decrease from divestiture						(159)	(159)
Balance at June 30, 2019	$2,258	$5,605	$10,425	$(848)	$17,440	$1,994	$19,434

	Three months ended June 30, 2018
Balance at March 31, 2018	$1,693	$4,436	$10,260	$(545)	$15,844	$2,461	$18,305

Net (loss) income			(535)		(535)	5	(530)
Other comprehensive loss				(56)	(56)	(2)	(58)

Share-based compensation expense		18			18		18
Dividends declared:
Series A preferred stock ($1.50/share)			(25)		(25)		(25)
Common stock ($0.89/share)			(244)		(244)		(244)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		826			826		826
Repurchases of common stock		(1)			(1)		(1)
Noncontrolling interest activities:
Equity contributions						1	1
Distributions						(11)	(11)
Purchases						(1)	(1)
Sale, net of offering costs						85	85
Balance at June 30, 2018	$1,693	$5,279	$9,455	$(601)	$15,826	$2,538	$18,364
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Six months ended June 30, 2019
Balance at December 31, 2018	$2,258	$5,540	$10,104	$(764)	$17,138	$2,110	$19,248
Cumulative-effect adjustments from
change in accounting principles			57	(42)	15		15

Net income			867		867	86	953
Other comprehensive loss				(42)	(42)	(6)	(48)

Share-based compensation expense		39			39		39
Dividends declared:
Series A preferred stock ($3.00/share)			(52)		(52)		(52)
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Common stock ($1.94/share)			(531)		(531)		(531)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		47			47		47
Repurchases of common stock		(18)			(18)		(18)
Noncontrolling interest activities:
Distributions						(12)	(12)
Purchases		(3)			(3)	(25)	(28)
Decrease from divestiture						(159)	(159)
Balance at June 30, 2019	$2,258	$5,605	$10,425	$(848)	$17,440	$1,994	$19,434

	Six months ended June 30, 2018
Balance at December 31, 2017	$—	$3,149	$10,147	$(626)	$12,670	$2,470	$15,140
Cumulative-effect adjustments from
change in accounting principles			2	(3)	(1)		(1)

Net loss			(160)		(160)	(12)	(172)
Other comprehensive income				28	28	13	41

Share-based compensation expense		33			33		33
Dividends declared:
Series A preferred stock ($3.10/share)			(53)		(53)		(53)
Common stock ($1.79/share)			(480)		(480)		(480)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of series A preferred stock	1,693				1,693		1,693
Issuances of common stock		2,117			2,117		2,117
Repurchases of common stock		(20)			(20)		(20)
Noncontrolling interest activities:
Equity contributions						1	1
Distributions						(18)	(18)
Purchases						(1)	(1)
Sale, net of offering costs						85	85
Balance at June 30, 2018	$1,693	$5,279	$9,455	$(601)	$15,826	$2,538	$18,364
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)
Operating revenues
Electric	$973	$938	$1,913	$1,822
Natural gas	121	113	326	284
Total operating revenues	1,094	1,051	2,239	2,106
Operating expenses
Cost of electric fuel and purchased power	265	323	523	597
Cost of natural gas	34	30	113	80
Operation and maintenance	276	251	562	499
Depreciation and amortization	189	169	375	335
Franchise fees and other taxes	67	63	141	132
Total operating expenses	831	836	1,714	1,643
Operating income	263	215	525	463
Other income, net	19	25	41	53
Interest income	1	1	2	2
Interest expense	(102)	(53)	(205)	(105)
Income before income taxes	181	188	363	413
Income tax expense	(35)	(42)	(40)	(98)
Net income	146	146	323	315
(Earnings) losses attributable to noncontrolling interest	(3)	—	(4)	1
Earnings attributable to common shares	$143	$146	$319	$316
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder’s equity
	Pretax amount	Income tax expense	Net-of-tax amount	Noncontrolling interest (after-tax)	Total
	(unaudited)
	Three months ended June 30, 2019 and 2018
2019:
Net income	$178	$(35)	$143	$3	$146
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1	—	1
Total other comprehensive income	1	—	1	—	1
Comprehensive income	$179	$(35)	$144	$3	$147
2018:
Net income	$188	$(42)	$146	$—	$146
Other comprehensive income (loss):
Financial instruments	—	—	—	1	1
Total other comprehensive income	—	—	—	1	1
Comprehensive income	$188	$(42)	$146	$1	$147

	Six months ended June 30, 2019 and 2018
2019:
Net income	$359	$(40)	$319	$4	$323
Other comprehensive income (loss):
Financial instruments	—	—	—	1	1
Pension and other postretirement benefits	1	—	1	—	1
Total other comprehensive income	1	—	1	1	2
Comprehensive income	$360	$(40)	$320	$5	$325
2018:
Net income (loss)	$414	$(98)	$316	$(1)	$315
Other comprehensive income (loss):
Financial instruments	—	—	—	5	5
Total other comprehensive income	—	—	—	5	5
Comprehensive income	$414	$(98)	$316	$4	$320
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3	$8
Restricted cash	13	11
Accounts receivable – trade, net	374	368
Accounts receivable – other, net	91	106
Inventories	96	102
Prepaid expenses	82	74
Regulatory assets	182	123
Fixed-price contracts and other derivatives	44	82
Greenhouse gas allowances	15	15
Other	38	5
Total current assets	938	894

Other assets:
Restricted cash	18	18
Regulatory assets	486	454
Nuclear decommissioning trusts	1,044	974
Greenhouse gas allowances	179	155
Right-of-use assets – operating leases	132	—
Sundry	412	420
Total other assets	2,271	2,021

Property, plant and equipment:
Property, plant and equipment	22,259	21,662
Less accumulated depreciation and amortization	(5,580)	(5,352)
Property, plant and equipment, net ($280 and $295 at June 30, 2019 and December 31, 2018, respectively, related to VIE)	16,679	16,310
Total assets	$19,888	$19,225

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30, 2019	December 31, 2018(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$18	$291
Accounts payable	405	439
Due to unconsolidated affiliates	96	61
Accrued compensation and benefits	74	117
Accrued franchise fees	36	64
Regulatory liabilities	39	53
Current portion of long-term debt and finance leases ($37 and $28 at June 30, 2019 and December 31, 2018, respectively, related to VIE)	91	81
Customer deposits	71	70
Greenhouse gas obligations	15	15
Asset retirement obligations	88	96
Other	180	141
Total current liabilities	1,113	1,428

Long-term debt and finance leases ($172 and $190 at June 30, 2019 and December 31, 2018, respectively, related to VIE)	6,497	6,138

Deferred credits and other liabilities:
Pension and other postretirement benefit plan obligations, net of plan assets	215	212
Deferred income taxes	1,675	1,616
Deferred investment tax credits	15	16
Regulatory liabilities	2,516	2,404
Asset retirement obligations	776	778
Greenhouse gas obligations	54	30
Deferred credits and other	589	488
Total deferred credits and other liabilities	5,840	5,544

Commitments and contingencies (Note 11)

Equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,338	1,338
Retained earnings	5,008	4,687
Accumulated other comprehensive income (loss)	(11)	(10)
Total SDG&E shareholder’s equity	6,335	6,015
Noncontrolling interest	103	100
Total equity	6,438	6,115
Total liabilities and equity	$19,888	$19,225

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$323	$315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	335
Deferred income taxes and investment tax credits	(27)	47
Other	(2)	(27)
Net change in other working capital components	(68)	(17)
Changes in other noncurrent assets and liabilities, net	19	(9)
Net cash provided by operating activities	620	644

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(708)	(851)
Purchases of nuclear decommissioning trust assets	(497)	(487)
Proceeds from sales of nuclear decommissioning trust assets	497	487
Other	—	6
Net cash used in investing activities	(708)	(845)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	400	398
Payments on debt (maturities greater than 90 days) and finance leases	(36)	(23)
Decrease in short-term debt, net	(273)	(172)
Capital distributions made by VIE, net	(2)	(3)
Debt issuance costs	(4)	(3)
Net cash provided by financing activities	85	197

Decrease in cash, cash equivalents and restricted cash	(3)	(4)
Cash, cash equivalents and restricted cash, January 1	37	29
Cash, cash equivalents and restricted cash, June 30	$34	$25

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$201	$100
Income tax payments, net of refunds	106	70

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$110	$105
Increase in finance lease obligations for investment in property, plant and equipment	7	—
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	SDG&E shareholder's equity	Noncontrolling interest	Total equity
	(unaudited)
	Three months ended June 30, 2019
Balance at March 31, 2019	$1,338	$4,865	$(12)	$6,191	$102	$6,293

Net income		143		143	3	146
Other comprehensive income			1	1		1

Noncontrolling interest activities:
Distributions					(2)	(2)
Balance at June 30, 2019	$1,338	$5,008	$(11)	$6,335	$103	$6,438

	Three months ended June 30, 2018
Balance at March 31, 2018	$1,338	$4,438	$(8)	$5,768	$30	$5,798

Net income		146		146		146
Other comprehensive income					1	1

Noncontrolling interest activities:
Equity contributions					1	1
Distributions					(3)	(3)
Balance at June 30, 2018	$1,338	$4,584	$(8)	$5,914	$29	$5,943

	Six months ended June 30, 2019
Balance at December 31, 2018	$1,338	$4,687	$(10)	$6,015	$100	$6,115
Cumulative-effect adjustment from
change in accounting principle		2	(2)	—		—

Net income		319		319	4	323
Other comprehensive income			1	1	1	2

Noncontrolling interest activities:
Distributions					(2)	(2)
Balance at June 30, 2019	$1,338	$5,008	$(11)	$6,335	$103	$6,438

	Six months ended June 30, 2018
Balance at December 31, 2017	$1,338	$4,268	$(8)	$5,598	$28	$5,626

Net income (loss)		316		316	(1)	315
Other comprehensive income					5	5

Noncontrolling interest activities:
Equity contributions					1	1
Distributions					(4)	(4)
Balance at June 30, 2018	$1,338	$4,584	$(8)	$5,914	$29	$5,943
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)

Operating revenues	$806	$772	$2,167	$1,898
Operating expenses
Cost of natural gas	104	150	559	439
Operation and maintenance	454	382	864	766
Depreciation and amortization	148	138	295	273
Franchise fees and other taxes	41	33	89	73
Total operating expenses	747	703	1,807	1,551
Operating income	59	69	360	347
Other income, net	1	13	17	46
Interest income	1	1	1	1
Interest expense	(34)	(26)	(68)	(53)
Income before income taxes	27	57	310	341
Income tax benefit (expense)	4	(23)	(15)	(82)
Net income	31	34	295	259
Preferred dividend requirements	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$30	$33	$294	$258
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2019 and 2018
2019:
Net income	$27	$4	$31
Other comprehensive income (loss):
Pension and other postretirement benefits	6	(2)	4
Total other comprehensive income	6	(2)	4
Comprehensive income	$33	$2	$35
2018:
Net income	$57	$(23)	$34
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$58	$(23)	$35

	Six months ended June 30, 2019 and 2018
2019:
Net income	$310	$(15)	$295
Other comprehensive income (loss):
Pension and other postretirement benefits	6	(2)	4
Total other comprehensive income	6	(2)	4
Comprehensive income	$316	$(17)	$299
2018:
Net income	$341	$(82)	$259
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$342	$(82)	$260
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28	$18
Accounts receivable – trade, net	381	634
Accounts receivable – other, net	80	97
Due from unconsolidated affiliates	35	7
Inventories	75	134
Regulatory assets	7	12
Greenhouse gas allowances	39	37
Other	48	31
Total current assets	693	970

Other assets:
Regulatory assets	1,211	1,051
Insurance receivable for Aliso Canyon costs	381	461
Greenhouse gas allowances	216	116
Right-of-use assets – operating leases	105	—
Sundry	356	352
Total other assets	2,269	1,980

Property, plant and equipment:
Property, plant and equipment	18,646	18,138
Less accumulated depreciation and amortization	(5,841)	(5,699)
Property, plant and equipment, net	12,805	12,439
Total assets	$15,767	$15,389

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30, 2019	December 31, 2018(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$256
Accounts payable – trade	363	556
Accounts payable – other	120	93
Due to unconsolidated affiliates	—	34
Accrued compensation and benefits	134	159
Regulatory liabilities	310	52
Current portion of long-term debt and finance leases	4	3
Customer deposits	67	101
Reserve for Aliso Canyon costs	46	160
Greenhouse gas obligations	39	37
Asset retirement obligations	89	90
Other	204	217
Total current liabilities	1,376	1,758

Long-term debt and finance leases	3,780	3,427

Deferred credits and other liabilities:
Pension obligation, net of plan assets	755	760
Deferred income taxes	1,210	1,177
Deferred investment tax credits	8	8
Regulatory liabilities	1,510	1,612
Asset retirement obligations	2,001	1,973
Greenhouse gas obligations	145	86
Deferred credits and other	428	330
Total deferred credits and other liabilities	6,057	5,946

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	3,686	3,390
Accumulated other comprehensive income (loss)	(20)	(20)
Total shareholders’ equity	4,554	4,258
Total liabilities and shareholders’ equity	$15,767	$15,389

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$295	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295	273
Deferred income taxes and investment tax credits	(75)	81
Other	13	—
Net change in other working capital components	217	326
Insurance receivable for Aliso Canyon costs	80	(84)
Changes in other noncurrent assets and liabilities, net	(151)	(106)
Net cash provided by operating activities	674	749

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(659)	(783)
Increase in loans to affiliate, net	(94)	—
Other	2	4
Net cash used in investing activities	(751)	(779)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of debt (maturities greater than 90 days)	349	400
Payments on debt (maturities greater than 90 days) and finance leases	(2)	(500)
(Decrease) increase in short-term debt, net	(256)	210
Debt issuance costs	(3)	(4)
Net cash provided by financing activities	87	105

Increase in cash and cash equivalents	10	75
Cash and cash equivalents, January 1	18	8
Cash and cash equivalents, June 30	$28	$83

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$60	$51
Income tax payments (refunds), net	87	(4)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$178	$151
Increase in finance lease obligations for investment in property, plant and equipment	9	7
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended June 30, 2019
Balance at March 31, 2019	$22	$866	$3,656	$(24)	$4,520

Net income			31		31
Other comprehensive income				4	4

Preferred stock dividends declared ($0.37/share)			(1)		(1)
Balance at June 30, 2019	$22	$866	$3,686	$(20)	$4,554

	Three months ended June 30, 2018
Balance at March 31, 2018	$22	$866	$3,265	$(21)	$4,132

Net income			34		34
Other comprehensive income				1	1

Preferred stock dividends declared ($0.37/share)			(1)		(1)
Balance at June 30, 2018	$22	$866	$3,298	$(20)	$4,166

	Six months ended June 30, 2019
Balance at December 31, 2018	$22	$866	$3,390	$(20)	$4,258
Cumulative-effect adjustment from
change in accounting principle			2	(4)	(2)

Net income			295		295
Other comprehensive income				4	4

Preferred stock dividends declared ($0.75/share)			(1)		(1)
Balance at June 30, 2019	$22	$866	$3,686	$(20)	$4,554

	Six months ended June 30, 2018
Balance at December 31, 2017	$22	$866	$3,040	$(21)	$3,907

Net income			259		259
Other comprehensive income				1	1

Preferred stock dividends declared ($0.75/share)			(1)		(1)
Balance at June 30, 2018	$22	$866	$3,298	$(20)	$4,166
See Notes to Condensed Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra Energy
Sempra Energy’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 energy-services holding company, and its consolidated subsidiaries and VIEs. Sempra Global is the holding company for most of our subsidiaries that are not subject to California or Texas utility regulation. Sempra Energy’s businesses were managed within six separate reportable segments until April 2019 and five separate reportable segments thereafter, which we discuss in Note 12. In the first quarter of 2019, our Sempra LNG & Midstream segment was renamed “Sempra LNG.” This segment name change had no impact on our historical position, results of operations, cash flow or segment level results previously reported. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
We have prepared the Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2019 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.
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
Our Sempra Texas Utilities segment is comprised of our equity method investments in holding companies that own interests in regulated electric transmission and distribution utilities in Texas and prepare their financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations.
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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	June 30,	December 31,
	2019	2018
Sempra Energy Consolidated:
Cash and cash equivalents	$168	$102
Restricted cash, current	50	35
Restricted cash, noncurrent	21	21
Cash, cash equivalents and restricted cash in discontinued operations	55	88
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$294	$246
SDG&E:
Cash and cash equivalents	$3	$8
Restricted cash, current	13	11
Restricted cash, noncurrent	18	18
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$34	$37

INVENTORIES
The following table presents the components of inventories by segment.

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
SDG&E	$—	$—	$—	$—	$96	$102	$96	$102
SoCalGas	28	92	—	—	47	42	75	134
Sempra Mexico	—	—	10	4	14	15	24	19
Sempra LNG	19	3	—	—	—	—	19	3
Sempra Energy Consolidated	$47	$95	$10	$4	$157	$159	$214	$258
CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest on equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized interest and AFUDC.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sempra Energy Consolidated	$51	$54	$98	$103
SDG&E	20	23	37	47
SoCalGas	11	16	22	29

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
The facility owner, OMEC LLC, is a VIE, which we refer to as Otay Mesa VIE, of which SDG&E is the primary beneficiary. SDG&E has no OMEC LLC voting rights, holds no equity in OMEC LLC and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Accordingly, SDG&E and Sempra Energy consolidate Otay Mesa VIE. Otay Mesa VIE’s equity of $103 million at June 30, 2019 and $100 million at December 31, 2018 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.
In October 2018, SDG&E and OMEC LLC signed a resource adequacy capacity agreement for a term that would commence at the expiration of the current tolling agreement in October 2019 and end in August 2024. The capacity agreement was approved by OMEC LLC’s lenders and the CPUC in December 2018 and February 2019, respectively. However, given certain pending requests for rehearing of the CPUC’s decision approving the capacity agreement, OMEC exercised the put option requiring SDG&E to purchase the power plant by October 3, 2019. The outcome of any rehearing requests could impact the effectiveness of the resource adequacy capacity agreement and whether the OMEC facility is purchased by SDG&E.
OMEC LLC has a loan outstanding of $211 million at June 30, 2019, which we describe in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC, nor is SDG&E required to assume OMEC LLC’s loan under the put option.
The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The captions in the table below correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating expenses
Cost of electric fuel and purchased power	$(19)	$(16)	$(35)	$(32)
Operation and maintenance	4	4	8	8
Depreciation and amortization	8	7	15	15
Total operating expenses	(7)	(5)	(12)	(9)
Operating income	7	5	12	9
Interest expense	(4)	(5)	(8)	(10)
Income (loss) before income taxes/Net income (loss)	3	—	4	(1)
(Earnings) losses attributable to noncontrolling interest	(3)	—	(4)	1
Earnings attributable to common shares	$—	$—	$—	$—

SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE described above, resulted in SDG&E being the primary beneficiary of a VIE at June 30, 2019. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, and other components of cash flows expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects could be significant to the financial position and liquidity of SDG&E and Sempra Energy. We provide additional information about PPAs with power plant facilities that are VIEs of which SDG&E is not the primary beneficiary in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Texas Utilities
On March 9, 2018, we completed the acquisition of an indirect, 100-percent interest in Oncor Holdings, a VIE that owns an 80.25-percent interest in Oncor. Sempra Energy is not the primary beneficiary of the VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $10,930 million at June 30, 2019 and $9,652 million at December 31, 2018.
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
Sempra Energy’s Condensed Consolidated Balance Sheet includes equity of $158 million at December 31, 2018 of Other Noncontrolling Interests associated with these entities. Sempra Energy’s Condensed Consolidated Statements of Operations include the following amounts associated with the tax equity limited liability companies, net of eliminations of transactions between Sempra Energy and these entities.

AMOUNTS ASSOCIATED WITH TAX EQUITY ARRANGEMENTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUES
Energy-related businesses	$2	$32	$8	$49
EXPENSES
Operation and maintenance	—	(4)	(2)	(8)
Depreciation and amortization	(1)	(12)	(4)	(23)
Income before income taxes	1	16	2	18
Income tax expense	(1)	(7)	—	(12)
Net income	—	9	2	6
Losses (earnings) attributable to noncontrolling interests(1)	2	20	(1)	41
Earnings attributable to common shares	$2	$29	$1	$47

(1)	Net income or loss attributable to NCI is computed using the HLBV method and is not based on ownership percentages.

We provide additional information regarding the tax equity limited liability companies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra LNG
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, and therefore we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $1,242 million at June 30, 2019 and $1,271 million at December 31, 2018. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and the guarantees that we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Variable Interest Entities
Sempra Energy’s other businesses also enter into arrangements that could include variable interests. We evaluate these arrangements and applicable entities based on the qualitative and quantitative analyses described above. Certain of these entities are service or project companies that are VIEs because the total equity at risk is not sufficient for the entities to finance their activities without additional subordinated financial support. As the primary beneficiary of these companies, we consolidate them. The assets of these VIEs totaled approximately $651 million at June 30, 2019 and $286 million at December 31, 2018 and consisted primarily of PP&E and other long-term assets. Sempra Energy’s exposure to loss is equal to the carrying value of these assets. In all other cases, we have determined that these arrangements are not variable interests in a VIE and therefore are not subject to the U.S. GAAP requirements concerning the consolidation or disclosures of VIEs.
PENSION AND OTHER POSTRETIREMENT BENEFITS
Settlement Accounting for Lump Sum Payments
In June 2019, Sempra Energy recorded settlement charges of $22 million in net periodic benefit cost for lump sum payments from its non-qualified pension plan that were in excess of the plan’s service cost plus interest cost.
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

Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2019	2018	2019	2018
Service cost	$28	$33	$4	$5
Interest cost	35	34	9	9
Expected return on assets	(36)	(40)	(17)	(17)
Amortization of:
Prior service cost	3	2	—	—
Actuarial loss (gain)	7	10	(3)	(1)
Settlement charges	22	25	—	—
Net periodic benefit cost (credit)	59	64	(7)	(4)
Regulatory adjustments	3	(35)	7	5
Total expense recognized	$62	$29	$—	$1

	Six months ended June 30,
	2019	2018	2019	2018
Service cost	$55	$66	$8	$11
Interest cost	70	69	18	18
Expected return on assets	(72)	(82)	(35)	(35)
Amortization of:
Prior service cost	6	5	—	—
Actuarial loss (gain)	21	19	(5)	(2)
Settlement charges	22	39	—	—
Net periodic benefit cost (credit)	102	116	(14)	(8)
Regulatory adjustments	(33)	(80)	14	9
Total expense recognized	$69	$36	$—	$1

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2019	2018	2019	2018
Service cost	$7	$8	$1	$1
Interest cost	8	8	2	1
Expected return on assets	(9)	(12)	(3)	(4)
Amortization of:
Prior service cost	1	1	—	1
Actuarial loss	3	2	—	—
Settlement charges	—	2	—	—
Net periodic benefit cost (credit)	10	9	—	(1)
Regulatory adjustments	(1)	(8)	—	1
Total expense recognized	$9	$1	$—	$—

	Six months ended June 30,
	2019	2018	2019	2018
Service cost	$15	$16	$2	$2
Interest cost	17	17	4	3
Expected return on assets	(20)	(25)	(6)	(7)
Amortization of:
Prior service cost	2	1	1	2
Actuarial loss (gain)	7	3	(1)	(1)
Settlement charges	—	16	—	—
Net periodic benefit cost (credit)	21	28	—	(1)
Regulatory adjustments	(12)	(27)	—	1
Total expense recognized	$9	$1	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2019	2018	2019	2018
Service cost	$18	$21	$3	$4
Interest cost	22	22	7	7
Expected return on assets	(23)	(25)	(15)	(14)
Amortization of:
Prior service cost	2	2	—	—
Actuarial loss (gain)	2	6	(2)	(1)
Settlement charges	—	23	—	—
Net periodic benefit cost (credit)	21	49	(7)	(4)
Regulatory adjustments	4	(27)	7	4
Total expense recognized	$25	$22	$—	$—

	Six months ended June 30,
	2019	2018	2019	2018
Service cost	$34	$43	$6	$8
Interest cost	45	45	14	14
Expected return on assets	(47)	(51)	(29)	(28)
Amortization of:
Prior service cost (credit)	4	4	(1)	(1)
Actuarial loss (gain)	11	12	(4)	(1)
Settlement charges	—	23	—	—
Net periodic benefit cost (credit)	47	76	(14)	(8)
Regulatory adjustments	(21)	(53)	14	8
Total expense recognized	$26	$23	$—	$—

Benefit Plan Contributions
The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2019.

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2019:
Pension plans	$93	$8	$26
Other postretirement benefit plans	5	—	—
Total expected contributions in 2019:
Pension plans	$234	$40	$118
Other postretirement benefit plans	8	—	1

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $409 million and $416 million at June 30, 2019 and December 31, 2018, respectively.

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

EARNINGS (LOSSES) PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator for continuing operations:
Income (loss) from continuing operations, net of income tax	$357	$(585)	$917	$(255)
(Earnings) losses attributable to noncontrolling interests	(37)	2	(69)	26
Mandatory convertible preferred stock dividends	(35)	(25)	(71)	(53)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings (losses) from continuing operations attributable to common shares	$284	$(609)	$776	$(283)

Numerator for discontinued operations:
Income from discontinued operations, net of income tax	$78	$55	$36	$83
Earnings attributable to noncontrolling interests	(8)	(7)	(17)	(14)
Earnings from discontinued operations attributable to common shares	$70	$48	$19	$69

Numerator for earnings:
Earnings (losses) attributable to common shares	$354	$(561)	$795	$(214)

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	274,987	265,837	274,831	261,906
Dilutive effect of stock options and RSUs(2)(3)	1,541	—	1,255	—
Dilutive effect of common shares sold forward(2)	3,091	—	2,338	—
Weighted-average common shares outstanding for diluted EPS	279,619	265,837	278,424	261,906

Basic EPS:
Earnings (losses) from continuing operations attributable to common shares	$1.03	$(2.29)	$2.82	$(1.08)
Earnings from discontinued operations attributable to common shares	$0.26	$0.18	$0.07	$0.26
Earnings (losses) attributable to common shares	$1.29	$(2.11)	$2.89	$(0.82)

Diluted EPS:
Earnings (losses) from continuing operations attributable to common shares	$1.01	$(2.29)	$2.78	$(1.08)
Earnings from discontinued operations attributable to common shares	$0.25	$0.18	$0.07	$0.26
Earnings (losses) attributable to common shares	$1.26	$(2.11)	$2.85	$(0.82)

(1)
Includes 613 and 640 average fully vested RSUs held in our Deferred Compensation Plan for the three months ended June 30, 2019 and 2018, respectively, and 613 and 634 of such RSUs for the six months ended June 30, 2019 and 2018, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

(2)
In the three months and six months ended June 30, 2018, the total weighted-average potentially dilutive stock options and RSUs was 986 and 931, respectively, and the total weighted-average potentially dilutive common stock shares sold forward was 714 and 746, respectively. However, these securities were not included in the computation of EPS since to do so would have decreased the loss per share.

(3)
Due to market fluctuations of both Sempra Energy common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and six months ended June 30, 2019 excludes 4,740 and 160,563 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. The computation of diluted EPS for both the three months and the six months ended June 30, 2018 excludes 1,816 of such potentially dilutive shares. However, these shares could potentially dilute basic EPS in the future.
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
The potentially dilutive impact from mandatory convertible preferred stock that we issued in 2018 is calculated under the if-converted method. The computation of diluted EPS for both the three months and six months ended June 30, 2019 excludes 17,442,705 potentially dilutive shares and both the three months and six months ended June 30, 2018 excludes 15,296,567 potentially dilutive shares because to include them would be antidilutive for those periods.
Pursuant to our Sempra Energy share-based compensation plans, Sempra Energy’s Board of Directors granted 261,075 non-qualified stock options that are exercisable over a three-year period, 389,825 performance-based RSUs and 259,940 service-based RSUs in the six months ended June 30, 2019, primarily in January.
We discuss share-based compensation plans and related awards further in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended June 30, 2019 and 2018
Sempra Energy Consolidated(2):
Balance as of March 31, 2019	$(532)	$(153)	$(132)	$(817)
OCI before reclassifications(3)	14	(67)	(7)	(60)
Amounts reclassified from AOCI(3)	—	7	22	29
Net OCI	14	(60)	15	(31)
Balance as of June 30, 2019	$(518)	$(213)	$(117)	$(848)

Balance as of March 31, 2018	$(396)	$(67)	$(82)	$(545)
OCI before reclassifications	(86)	19	1	(66)
Amounts reclassified from AOCI	—	8	2	10
Net OCI	(86)	27	3	(56)
Balance as of June 30, 2018	$(482)	$(40)	$(79)	$(601)
SDG&E:
Balance as of March 31, 2019			$(12)	$(12)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance as of June 30, 2019			$(11)	$(11)

Balance as of March 31, 2018 and June 30, 2018			$(8)	$(8)
SoCalGas:
Balance as of March 31, 2019		$(14)	$(10)	$(24)
Amounts reclassified from AOCI(3)		—	4	4
Net OCI		—	4	4
Balance as of June 30, 2019		$(14)	$(6)	$(20)

Balance as of March 31, 2018		$(13)	$(8)	$(21)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2018		$(13)	$(7)	$(20)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

(2)	Includes discontinued operations.

(3)	Pension and Other Postretirement Benefits and Total AOCI include a $4 million transfer of liabilities from SoCalGas to Sempra Energy related to the nonqualified pension plan.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Six months ended June 30, 2019 and 2018
Sempra Energy Consolidated(2):
Balance as of December 31, 2018	$(564)	$(82)	$(118)	$(764)
Cumulative-effect adjustment from change in accounting principle	—	(25)	(17)	(42)
OCI before reclassifications(3)	46	(112)	(6)	(72)
Amounts reclassified from AOCI(3)	—	6	24	30
Net OCI	46	(106)	18	(42)
Balance as of June 30, 2019	$(518)	$(213)	$(117)	$(848)

Balance as of December 31, 2017	$(420)	$(122)	$(84)	$(626)
Cumulative-effect adjustment from change in accounting principle	—	(3)	—	(3)
OCI before reclassifications	(62)	85	1	24
Amounts reclassified from AOCI	—	—	4	4
Net OCI	(62)	85	5	28
Balance as of June 30, 2018	$(482)	$(40)	$(79)	$(601)
SDG&E:
Balance as of December 31, 2018			$(10)	$(10)
Cumulative-effect adjustment from change in accounting principle			(2)	(2)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance as of June 30, 2019			$(11)	$(11)

Balance as of December 31, 2017 and June 30, 2018			$(8)	$(8)
SoCalGas:
Balance as of December 31, 2018		$(12)	$(8)	$(20)
Cumulative-effect adjustment from change in accounting principle		(2)	(2)	(4)
Amounts reclassified from AOCI(3)		—	4	4
Net OCI		—	4	4
Balance as of June 30, 2019		$(14)	$(6)	$(20)

Balance as of December 31, 2017		$(13)	$(8)	$(21)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2018		$(13)	$(7)	$(20)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

(2)	Includes discontinued operations.

(3)	Pension and Other Postretirement Benefits and Total AOCI include a $4 million transfer of liabilities from SoCalGas to Sempra Energy related to the nonqualified pension plan.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended June 30,
	2019	2018
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments(1)	$—	$1	Interest Expense
	(2)	18	Other Income (Expense), Net
Interest rate instruments	10	—	Gain on Sale of Assets
Interest rate and foreign exchange instruments	—	1	Equity Earnings (Losses)
Foreign exchange instruments	—	(1)	Revenues: Energy-Related Businesses
Total before income tax	8	19
	(1)	(4)	Income Tax (Expense) Benefit
Net of income tax	7	15
	—	(7)	(Earnings) Losses Attributable to Noncontrolling Interests
	$7	$8
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$2	$3	Other Income (Expense), Net
Settlements(2)	22	—	Other Income (Expense), Net
Total before income tax	24	3
	(6)	(1)	Income Tax (Expense) Benefit
Net of income tax	$18	$2

Total reclassifications for the period, net of tax	$25	$10
SDG&E:
Financial instruments:
Interest rate instruments(1)	$1	$1	Interest Expense
	(1)	(1)	(Earnings) Losses Attributable to Noncontrolling Interest
	$—	$—
Pension and other postretirement benefits:
Amortization of prior service cost(2)	$1	$—	Other Income, Net

Total reclassifications for the period, net of tax	$1	$—
SoCalGas:
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$—	$1	Other Income, Net
Total reclassifications for the period, net of tax	$—	$1

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Six months ended June 30,
	2019	2018
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments(1)	$1	$(1)	Interest Expense
	(5)	—	Other Income (Expense), Net
Interest rate instruments	10	—	Gain on Sale of Assets
Interest rate and foreign exchange instruments	1	5	Equity Earnings (Losses)
Foreign exchange instruments	1	(1)	Revenues: Energy-Related Businesses
Total before income tax	8	3
	(1)	(1)	Income Tax (Expense) Benefit
Net of income tax	7	2
	(1)	(2)	(Earnings) Losses Attributable to Noncontrolling Interests
	$6	$—
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$4	$6	Other Income (Expense), Net
Amortization of prior service cost(2)	1	—	Other Income (Expense), Net
Settlements(2)	22	—	Other Income (Expense), Net
Total before income tax	27	6
	(7)	(2)	Income Tax (Expense) Benefit
Net of income tax	$20	$4

Total reclassifications for the period, net of tax	$26	$4
SDG&E:
Financial instruments:
Interest rate instruments(1)	$2	$4	Interest Expense
	(2)	(4)	(Earnings) Losses Attributable to Noncontrolling Interest
	$—	$—
Pension and other postretirement benefits:
Amortization of prior service cost(2)	$1	$—	Other Income, Net

Total reclassifications for the period, net of tax	$1	$—
SoCalGas:
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$—	$1	Other Income, Net
Total reclassifications for the period, net of tax	$—	$1

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

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
As of August 2, 2019, a total of 16,906,185 shares of Sempra Energy common stock remain subject to future settlement under these forward sale agreements, which may be settled on one or more dates specified by us occurring no later than December 15, 2019, which is the final settlement date under the agreements. Although we expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the forward purchasers upon the occurrence of certain events.
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
Sempra Mexico
In the first half of 2019, IEnova repurchased 2,200,000 shares of its outstanding common stock held by NCI for approximately $8 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5 percent at December 31, 2018 to 66.6 percent at June 30, 2019.
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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity (deficit) held by noncontrolling interests
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
SDG&E:
Otay Mesa VIE	100%	100%	$103	$100
Sempra Mexico:
IEnova	33.4	33.5	1,637	1,592
IEnova subsidiaries(1)	10.0 – 47.6	10.0 – 49.0	13	13
Sempra Renewables:
Tax equity arrangements – wind(2)	—	NA	—	158
PXiSE Energy Solutions, LLC(3)	11.1	11.1	—	1
Sempra LNG:
Bay Gas	—	9.1	—	18
Liberty Gas Storage, LLC	24.6	24.6	(12)	(12)
Discontinued Operations:
Chilquinta Energía subsidiaries(1)	19.7 – 43.4	19.7 – 43.4	24	23
Luz del Sur	16.4	16.4	205	193
Tecsur	9.8	9.8	4	4
Total Sempra Energy			$1,974	$2,090

(1)	IEnova and Chilquinta Energía have subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

(2)	Net income or loss attributable to NCI is computed using the HLBV method and is not based on ownership percentages.

(3)	In April 2019, PXiSE Energy Solutions, LLC was subsumed into Parent and other. At June 30, 2019, equity held by NCI was negligible.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2019	December 31, 2018
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current	$23	$37

Sempra Mexico(1):
IMG – Note due March 15, 2022(2)	$710	$641
Energía Sierra Juárez – Note(3)	—	3
Total due from unconsolidated affiliates – noncurrent	$710	$644

Total due to various unconsolidated affiliates – current	$(9)	$(10)

Sempra Mexico(1):
Total due to unconsolidated affiliates – noncurrent – TAG – Note due December 20, 2021(4)	$(38)	$(37)
SDG&E:
Sempra Energy	$(78)	$(43)
SoCalGas	(9)	(6)
Various affiliates	(9)	(12)
Total due to unconsolidated affiliates – current	$(96)	$(61)

Income taxes due from Sempra Energy(5)	$44	$5
SoCalGas:
Sempra Energy(6)	$26	$—
SDG&E	9	6
Various affiliates	—	1
Total due from unconsolidated affiliates – current	$35	$7

Total due to unconsolidated affiliates – current – Sempra Energy	$—	$(34)

Income taxes due to Sempra Energy(5)	$(7)	$(4)

(1)	Amounts include principal balances plus accumulated interest outstanding.

(2)
Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $737 million U.S. dollar-equivalent, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (10.68 percent at June 30, 2019), to finance construction of the natural gas marine pipeline.

(3)	U.S. dollar-denominated loan, at a variable interest rate based on the 30-day LIBOR plus 637.5 bps (8.89 percent at December 31, 2018).

(4)	U.S. dollar-denominated loan, at a variable interest rate based on the 6-month LIBOR plus 290 bps (5.10 percent at June 30, 2019).

(5)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

(6)	At June 30, 2019, net receivable includes outstanding advances to Sempra Energy of $94 million at an interest rate of 2.57 percent.

The following table summarizes revenues and cost of sales from unconsolidated affiliates.

REVENUES AND COST OF SALES FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues:
Sempra Energy Consolidated	$13	$16	$27	$32
SDG&E	2	1	3	3
SoCalGas	17	15	34	32
Cost of Sales:
Sempra Energy Consolidated	$14	$15	$28	$27
SDG&E	20	16	40	35
SoCalGas	—	—	4	—

Guarantees
Sempra Energy has provided guarantees to certain of its JVs, including guarantees related to the financing of the Cameron LNG JV project, as we discuss in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
OTHER INCOME (EXPENSE), NET
Other Income (Expense), Net on the Condensed Consolidated Statements of Operations consisted of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$23	$29	$44	$56
Investment gains(1)	11	6	37	5
Gains (losses) on interest rate and foreign exchange instruments, net	11	(55)	24	7
Foreign currency transaction gains (losses), net(2)	4	(42)	11	(12)
Non-service component of net periodic benefit (cost) credit	(30)	8	(6)	40
Penalties related to billing practices OII	—	—	(8)	—
Interest on regulatory balancing accounts, net	6	1	5	1
Sundry, net	3	(3)	3	(1)
Total	$28	$(56)	$110	$96
SDG&E:
Allowance for equity funds used during construction	$15	$16	$27	$34
Non-service component of net periodic benefit (cost) credit	(1)	8	8	17
Interest on regulatory balancing accounts, net	6	2	6	2
Sundry, net	(1)	(1)	—	—
Total	$19	$25	$41	$53
SoCalGas:
Allowance for equity funds used during construction	$8	$13	$16	$22
Non-service component of net periodic benefit (cost) credit	(4)	3	14	28
Penalties related to billing practices OII	—	—	(8)	—
Interest on regulatory balancing accounts, net	—	(1)	(1)	(1)
Sundry, net	(3)	(2)	(4)	(3)
Total	$1	$13	$17	$46

(1)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

(2)
Includes gains of $7 million and $17 million in the three months and six months ended June 30, 2019, respectively, and losses of $47 million and $8 million in the three months and six months ended June 30, 2018, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to the IMG JV, which are offset by corresponding amounts included in Equity Earnings (Losses) on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$47	$(602)	$89	$(360)

Income (loss) from continuing operations before income taxes
and equity earnings (losses)	$286	$(1,183)	$787	$(590)
Equity earnings (losses), before income tax(1)	2	(189)	7	(184)
Pretax income (loss)	$288	$(1,372)	$794	$(774)

Effective income tax rate	16%	44%	11%	47%
SDG&E:
Income tax expense	$35	$42	$40	$98
Income before income taxes	$181	$188	$363	$413
Effective income tax rate	19%	22%	11%	24%
SoCalGas:
Income tax (benefit) expense	$(4)	$23	$15	$82
Income before income taxes	$27	$57	$310	$341
Effective income tax rate	(15)%	40%	5%	24%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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
In the six months ended June 30, 2019, SDG&E and SoCalGas recorded income tax benefits of $31 million and $38 million, respectively, from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
Discontinued Operations
On January 25, 2019, our board of directors approved a plan to sell our South American businesses, as we discuss in Note 5. Prior to this decision, our repatriation estimate excluded post-2017 earnings and other basis differences related to our South American businesses. Because of our decision to sell our South American businesses, we no longer assert indefinite reinvestment of these basis differences and have recorded the following in discontinued operations in the six months ended June 30, 2019:

▪	$103 million income tax expense related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses; and

▪	$20 million income tax expense related to the increase in outside basis differences from 2019 earnings since January 25, 2019.
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
ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”: ASU 2016-13, as amended by subsequently issued ASUs, changes how entities will measure credit losses for most financial assets and certain other instruments. The standard introduces an “expected credit loss” impairment model that requires immediate recognition of estimated credit losses expected to occur over the remaining life of most financial assets measured at amortized cost, including trade and other receivables, loan commitments and financial guarantees. ASU 2016-13 also requires use of an allowance to record estimated credit losses on available-for-sale debt securities and expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the credit losses.
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

DISAGGREGATED REVENUES
(Dollars in millions)
	Three months ended June 30, 2019
	SDG&E	SoCalGas	Sempra Mexico	Sempra Renewables	Sempra LNG	Consolidating adjustments	Sempra Energy Consolidated
By major service line:
Utilities	$998	$877	$15	$—	$—	$(20)	$1,870
Midstream	—	—	143	—	19	(11)	151
Renewables	—	—	30	1	—	(1)	30
Other	—	—	29	—	2	(2)	29
Revenues from contracts with customers	$998	$877	$217	$1	$21	$(34)	$2,080

By market:
Gas	$102	$877	$158	$—	$19	$(29)	$1,127
Electric	896	—	59	1	2	(5)	953
Revenues from contracts with customers	$998	$877	$217	$1	$21	$(34)	$2,080

Revenues from contracts with customers	$998	$877	$217	$1	$21	$(34)	$2,080
Utilities regulatory revenues	96	(71)	—	—	—	—	25
Other revenues	—	—	101	2	65	(43)	125
Total revenues	$1,094	$806	$318	$3	$86	$(77)	$2,230
	Six months ended June 30, 2019
By major service line:
Utilities	$2,234	$2,405	$42	$—	$—	$(38)	$4,643
Midstream	—	—	314	—	86	(70)	330
Renewables	—	—	50	5	—	(1)	54
Other	—	—	95	—	3	(2)	96
Revenues from contracts with customers	$2,234	$2,405	$501	$5	$89	$(111)	$5,123

By market:
Gas	$341	$2,405	$356	$—	$86	$(105)	$3,083
Electric	1,893	—	145	5	3	(6)	2,040
Revenues from contracts with customers	$2,234	$2,405	$501	$5	$89	$(111)	$5,123

Revenues from contracts with customers	$2,234	$2,405	$501	$5	$89	$(111)	$5,123
Utilities regulatory revenues	5	(238)	—	—	—	—	(233)
Other revenues	—	—	200	5	138	(105)	238
Total revenues	$2,239	$2,167	$701	$10	$227	$(216)	$5,128

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	Three months ended June 30, 2018
	SDG&E	SoCalGas	Sempra Mexico	Sempra Renewables	Sempra LNG	Consolidating adjustments	Sempra Energy Consolidated
By major service line:
Utilities	$999	$729	$13	$—	$—	$(16)	$1,725
Midstream	—	—	147	—	35	(13)	169
Renewables	—	—	31	12	—	1	44
Other	—	—	30	—	2	(1)	31
Revenues from contracts with customers	$999	$729	$221	$12	$37	$(29)	$1,969

By market:
Gas	$113	$729	$159	$—	$34	$(28)	$1,007
Electric	886	—	62	12	3	(1)	962
Revenues from contracts with customers	$999	$729	$221	$12	$37	$(29)	$1,969

Revenues from contracts with customers	$999	$729	$221	$12	$37	$(29)	$1,969
Utilities regulatory revenues	52	43	—	—	—	—	95
Other revenues	—	—	89	28	42	(48)	111
Total revenues	$1,051	$772	$310	$40	$79	$(77)	$2,175
	Six months ended June 30, 2018
By major service line:
Utilities	$2,130	$1,810	$41	$—	$—	$(35)	$3,946
Midstream	—	—	290	—	89	(34)	345
Renewables	—	—	53	23	1	—	77
Other	—	—	71	—	4	(3)	72
Revenues from contracts with customers	$2,130	$1,810	$455	$23	$94	$(72)	$4,440

By market:
Gas	$281	$1,810	$331	$—	$89	$(67)	$2,444
Electric	1,849	—	124	23	5	(5)	1,996
Revenues from contracts with customers	$2,130	$1,810	$455	$23	$94	$(72)	$4,440

Revenues from contracts with customers	$2,130	$1,810	$455	$23	$94	$(72)	$4,440
Utilities regulatory revenues	(24)	88	—	—	—	—	64
Other revenues	—	—	163	42	89	(87)	207
Total revenues	$2,106	$1,898	$618	$65	$183	$(159)	$4,711

Remaining Performance Obligations
For contracts greater than one year, at June 30, 2019, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such remaining performance obligations at June 30, 2019.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
2019 (excluding first six months of 2019)	$255	$1
2020	511	3
2021	512	3
2022	515	3
2023	509	3
Thereafter	2,784	52
Total revenues to be recognized	$5,086	$65

(1)	Excludes intercompany transactions.

Contract Balances from Revenues from Contracts with Customers
Activities within Sempra Energy’s contract liabilities are presented below. There were no contract liabilities at SDG&E or SoCalGas for the six months ended June 30, 2019 and 2018.

CONTRACT LIABILITIES
(Dollars in millions)
Balance at January 1, 2019	$(70)
Revenue from performance obligations satisfied during reporting period	1
Payments received in advance	(3)
Balance at June 30, 2019(1)	$(72)

Balance at January 1, 2018	$—
Adoption of ASC 606 adjustment	(61)
Revenue from performance obligations satisfied during reporting period	6
Payments received in advance	(8)
Balance at June 30, 2018	$(63)

(1)	Includes a negligible amount in Other Current Liabilities and $72 million in Deferred Credits and Other on the Sempra Energy Condensed Consolidated Balance Sheet.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on our Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	June 30, 2019	December 31, 2018
Sempra Energy Consolidated:
Accounts receivable – trade, net	$817	$1,106
Accounts receivable – other, net	14	11
Due from unconsolidated affiliates – current(1)	5	4
Assets held for sale	—	6
Total	$836	$1,127
SDG&E:
Accounts receivable – trade, net	$374	$368
Accounts receivable – other, net	7	6
Due from unconsolidated affiliates – current(1)	3	3
Total	$384	$377
SoCalGas:
Accounts receivable – trade, net	$381	$634
Accounts receivable – other, net	7	5
Total	$388	$639

(1)	Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

NOTE 4. REGULATORY MATTERS
We discuss regulatory matters in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and information about new regulatory matters below.

REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	June 30, 2019	December 31, 2018

SDG&E:
Fixed-price contracts and other derivatives	$(122)	$(150)
Deferred income taxes refundable in rates	(150)	(236)
Pension and other postretirement benefit plan obligations	188	186
Removal obligations	(1,982)	(1,848)
Unamortized loss on reacquired debt	6	7
Environmental costs	27	28
Sunrise Powerlink fire mitigation	119	120
Regulatory balancing accounts(1)
Commodity – electric	135	(8)
Gas transportation	8	45
Safety and reliability	82	70
Public purpose programs	(98)	(62)
Other balancing accounts	122	145
Other regulatory liabilities, net(2)	(222)	(177)
Total SDG&E	(1,887)	(1,880)
SoCalGas:
Pension and other postretirement benefit plan obligations	466	470
Employee benefit costs	49	49
Removal obligations	(779)	(833)
Deferred income taxes refundable in rates	(233)	(336)
Unamortized loss on reacquired debt	6	7
Environmental costs	28	28
Workers’ compensation	9	9
Regulatory balancing accounts(1)
Commodity – gas, including transportation	(33)	196
Safety and reliability	365	332
Public purpose programs	(352)	(325)
Other balancing accounts	54	(68)
Other regulatory liabilities, net(2)	(182)	(130)
Total SoCalGas	(602)	(601)
Sempra Mexico:
Deferred income taxes recoverable in rates	81	81
Other regulatory assets	8	6
Total Sempra Energy Consolidated	$(2,400)	$(2,394)

(1)
At June 30, 2019 and December 31, 2018, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $106 million and $78 million, respectively, and for SoCalGas was $337 million and $185 million, respectively.

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
During the course of the proceeding, Cal PA recommended 2019 revenue requirements of $1.918 billion and $2.695 billion for SDG&E and SoCalGas, respectively, which is a net decrease of $64 million for SDG&E and a net increase of $239 million for SoCalGas compared to the 2018 revenue requirements. Cal PA proposes a three-year annual attrition percentage of 4 percent for SDG&E and a range of 4 percent to 5 percent for SoCalGas. Cal PA recommends addressing SDG&E’s potential ownership of OMEC in a separate proceeding. As a result, Cal PA’s proposed 2019 revenue requirement does not include the estimated $68 million included in SDG&E’s GRC application associated with owning and operating the generating facility. As we discuss in Note 1, on March 28, 2019, OMEC LLC exercised the put option requiring SDG&E to purchase the power plant by October 3, 2019, which is subject to the results of certain pending rehearing requests. The Utility Reform Network and other intervenors oppose various components of our revenue requests in the 2019 GRC applications.
We expect a preliminary decision from the CPUC in the coming weeks. The results of the rate case may materially and adversely differ from what is contained in the GRC applications.
2016 General Rate Case
As we discuss in Notes 4 and 8 of the Notes to Consolidated Financial Statements in the Annual Report, the 2016 GRC FD required SDG&E and SoCalGas to each establish a two-way income tax expense memorandum account to track certain revenue variances resulting from certain differences between the income tax expense forecasted in the GRC and the income tax expense incurred from 2016 through 2018. At June 30, 2019, the recorded regulatory liability associated with these tracked amounts totaled $93 million and $100 million for SDG&E and SoCalGas, respectively. The recorded liability is primarily related to lower income tax expense incurred than was forecasted in the GRC relating to tax repairs deductions, self-developed software deductions and certain book-over-tax depreciation. The tracking accounts will remain open until the CPUC decides to close the accounts, which may be reviewed in the 2019 GRC proceedings.
The 2016 GRC FD revenue requirement was authorized using a federal income tax rate of 35 percent. As a result of the TCJA, the federal income tax rate of 21 percent became effective January 1, 2018. Since SDG&E and SoCalGas continue to collect authorized revenues based on a 35 percent tax rate, SDG&E and SoCalGas are recording revenue deferrals, aligned with authorized seasonality factors, that reflect the estimated reduction in the revenue requirement. As of June 30, 2019, SDG&E and SoCalGas recorded regulatory liabilities of $113 million and $106 million, respectively, in anticipation of amounts that will benefit customers in future rates. SDG&E also recorded a $93 million regulatory liability at June 30, 2019, relating to its FERC jurisdictional rates, in anticipation of amounts that will benefit customers in future rates for the decrease in the federal income tax rate.
CPUC Cost of Capital
In April 2019, SDG&E and SoCalGas filed separate applications with the CPUC to update their cost of capital effective January 1, 2020. SDG&E proposed to adjust its authorized capital structure by increasing the amount of its common equity from 52 percent to 56 percent. SDG&E also proposed to increase its authorized ROE from 10.2 percent to 14.3 percent, including a premium for wildfire risk, and to increase its authorized return on rate base from 7.55 percent to 10.03 percent. On August 1, 2019, SDG&E filed supplemental testimony to update its ROE request, which modifies its proposal to increase its authorized ROE from 10.2 percent to 12.38 percent, including a revised premium for wildfire risk that reflects the impacts of AB 1054 and AB 111. Accordingly, SDG&E also modified its proposal to increase its authorized return on rate base from 7.55 percent to 8.95 percent. SoCalGas proposed to adjust its authorized capital structure by increasing the amount of its common equity from 52 percent to 56 percent. SoCalGas also proposed to increase its authorized ROE from 10.05 percent to 10.7 percent and to increase its authorized return on rate base from 7.34 percent to 7.85 percent. The schedule for the proceeding indicates a final decision in 2019.

SDG&E
FERC Formulaic Rate Filing
In October 2018, SDG&E submitted its TO5 filing to the FERC. This proceeding establishes the transmission revenue requirement, including rate of return, for SDG&E’s FERC-regulated electric transmission operations and assets. SDG&E’s TO5 filing proposed, among other items, an increase to SDG&E’s current authorized FERC ROE from 10.05 percent to 11.2 percent. On December 31, 2018, the FERC issued its order accepting and suspending SDG&E’s TO5 filing and established hearing and settlement judge procedures. In the order, the FERC suspended the TO5 filing for five months, during which the existing TO4 rates remained in effect. The suspension period ended on June 1, 2019, when the proposed TO5 rates took effect, subject to refund and the outcome of the rate filing. As a result, until a new ROE is authorized, the current ROE of 10.05 percent is the basis of SDG&E’s FERC-related revenue recognition. In July 2019, the settlement judge reported that SDG&E and the settling parties had reached an impasse and directed the matter forward to hearings, which does not preclude continued settlement discussions among SDG&E and the settling parties. The hearing schedule indicates an initial decision in the second half of 2020. When we receive a final decision, SDG&E will record the cumulative earnings effect of retroactive application to June 1, 2019 for any difference between the current ROE and the approved ROE.
SOCALGAS
Billing Practices OII
In May 2017, the CPUC issued an OII to determine whether SoCalGas violated any provisions of the California Public Utilities Code, General Orders, CPUC decisions, or other requirements pertaining to billing practices from 2014 through 2016. The CPUC examined the timeliness of monthly bills, extending the billing period for customers, and issuing estimated bills, including an examination of SoCalGas’ gas tariff rules. In January 2019, the CPUC ordered SoCalGas to pay $8 million in penalties, including $3 million payable to California’s general fund and $5 million to be credited to customers that received delayed bills (greater than 45 days) in the form of a $100 bill credit. SoCalGas filed an appeal of the CPUC’s conclusions in the order, which, in April 2019, the CPUC denied. SoCalGas filed a rehearing request on May 28, 2019, which is pending before the CPUC. The CPUC granted SoCalGas’ request to delay distribution of the $100 bill credit to customers until a final decision on the rehearing.

NOTE 5. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS
We consolidate assets acquired and liabilities assumed as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date.
ACQUISITIONS
Sempra Texas Utilities
Oncor Holdings
On March 9, 2018, Sempra Energy completed the acquisition of an indirect, 100-percent interest in Oncor Holdings, which owned 80.03 percent of Oncor, and other EFH assets and liabilities unrelated to Oncor, pursuant to the Merger Agreement with EFH. Under the Merger Agreement, we paid Merger Consideration of $9.45 billion in cash and an additional $31 million representing an adjustment for dividends and payments pursuant to a tax sharing agreement with Oncor and Oncor Holdings. Also on March 9, 2018, in a separate transaction, Sempra Energy, through its interest in Oncor Holdings, acquired an additional 0.22 percent of the outstanding membership interests in Oncor from OMI for $26 million in cash, bringing Sempra Energy’s indirect ownership in Oncor to 80.25 percent. TTI, an investment vehicle indirectly owned by third parties unaffiliated with Oncor Holdings or Sempra Energy, continues to own 19.75 percent of Oncor’s outstanding membership interests. We discuss this acquisition, including the purchase price allocation, in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.
After satisfying all conditions precedent, including final approval from the PUCT, on May 16, 2019, Oncor completed the acquisition of 100 percent of the issued and outstanding shares of InfraREIT and 100 percent of the limited partnership units of its subsidiary, InfraREIT Partners, pursuant to the InfraREIT Merger Agreement. Under the InfraREIT Merger Agreement, Oncor paid merger consideration of $1,275 million, or $21 per share, plus certain transaction costs incurred by InfraREIT and its subsidiaries and paid by Oncor on their behalf, including $40 million for a management agreement termination fee. In connection with and immediately after the closing, Oncor also extinguished all of InfraREIT’s outstanding debt (totaling $953 million) by repaying an aggregate principal amount of $602 million on behalf of InfraREIT’s subsidiaries (using proceeds from a term loan and issuances of commercial paper), and exchanging an aggregate principal amount of $351 million of secured senior notes issued by InfraREIT subsidiaries for secured senior notes issued by Oncor. Oncor received a total of $1,330 million in capital contributions from Sempra Energy and certain indirect equity holders of TTI, proportionate to their respective ownership interest in Oncor, to fund the purchase price and certain expenses. We discuss Sempra Energy’s contribution in Note 6.
As part of Oncor’s acquisition of interests in InfraREIT, immediately prior to closing the InfraREIT Merger Agreement, SDTS accepted and assumed certain assets and liabilities of SU in exchange for certain SDTS assets, pursuant to the Asset Exchange Agreement. SDTS received real property and other assets used in the electric transmission and distribution business in Central, North and West Texas, as well as the equity interests in GS Project Entity, LLC (a wholly owned subsidiary of SU) and SU received real property and other assets used in the electric transmission and distribution business near the Texas-Mexico border. Pursuant to the Asset Exchange Agreement, immediately prior to the completion of the exchange, SDTS became a wholly owned, indirect subsidiary of InfraREIT Partners.
Sharyland Holdings
On May 16, 2019, Sempra Energy acquired an indirect, 50-percent interest in Sharyland Holdings for $102 million (subject to customary closing adjustments) pursuant to the Securities Purchase Agreement. In connection with and prior to the consummation of the Securities Purchase Agreement, Sharyland Holdings owned 100 percent of the membership interests in SU and SU converted into a limited liability company, named Sharyland Utilities, L.L.C. We account for our indirect 50-percent interest in Sharyland Holdings as an equity method investment.
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
We accounted for this business combination using the acquisition method of accounting. We allocated the $208 million in cash paid ($226 million purchase price less $18 million of cash acquired) to the identifiable assets acquired and liabilities assumed based on their respective fair values, with the excess recognized as goodwill, which is included in assets held for sale in discontinued operations. We consider the purchase price allocation at the acquisition date to be final.
We discuss this acquisition, including the purchase price allocation, in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.
POTENTIAL ACQUISITION
SDG&E
As we discuss in Note 1, OMEC LLC, the owner of the 605-MW power plant, exercised the put option requiring SDG&E to purchase the power plant by October 3, 2019. If the put is not waived, SDG&E will acquire the power plant through the acquisition of the NCI in October 2019, and expects to fund the $280 million purchase price, subject to adjustments, with proceeds from issuances of commercial paper that may be replaced by long-term debt issuances. Upon acquisition of the NCI, the power plant will be subject to rate recovery.
DIVESTITURES
In June 2018, our board of directors approved a plan to divest certain non-utility natural gas storage assets in the southeast U.S., and all our U.S. wind and U.S. solar assets (collectively, the Assets). The plan to sell the Assets resulted from a comprehensive strategic portfolio review by the board of directors and management.
As a result of our plan to sell the Assets, we recorded impairment charges totaling $1.5 billion ($900 million after tax and NCI) in June 2018. These charges included $1.3 billion ($755 million after tax and NCI) at Sempra LNG, which is included in Impairment Losses on Sempra Energy’s Condensed Consolidated Statements of Operations, and $200 million ($145 million after tax) at

Sempra Renewables, which is included in Equity Earnings (Losses) on Sempra Energy’s Condensed Consolidated Statements of Operations. These impairment charges primarily represented an adjustment of the related assets’ carrying values to estimated fair values, less costs to sell when applicable, which we discuss in Notes 6 and 12 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Renewables
On April 22, 2019, Sempra Renewables completed the sale of its remaining wind assets and investments to AEP for $569 million, net of transaction costs, and recorded a $61 million ($45 million after tax and NCI) gain, which is included in Gain on Sale of Assets on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2019. Upon completion of the sale, remaining nominal business activities at Sempra Renewables were subsumed into Parent and other and the Sempra Renewables segment ceased to exist.
Sempra LNG
On February 7, 2019, Sempra LNG completed the sale of its non-utility natural gas storage assets in the southeast U.S. (comprised of Mississippi Hub and Bay Gas), which we classified as held for sale at December 31, 2018, to an affiliate of ArcLight Capital Partners and received cash proceeds of $322 million, net of transaction costs. In January 2019, Sempra LNG completed the sale of other non-utility assets for $5 million.
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
Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$403	$389	$824	$815
Cost of sales	(251)	(255)	(516)	(548)
Operating expenses	(40)	(56)	(85)	(110)
Interest and other	(6)	(4)	(9)	(9)
Income before income taxes and equity earnings	106	74	214	148
Income tax expense	(29)	(19)	(180)	(66)
Equity earnings	1	—	2	1
Income from discontinued operations, net of income tax	78	55	36	83
Earnings attributable to noncontrolling interests	(8)	(7)	(17)	(14)
Earnings from discontinued operations attributable to common shares	$70	$48	$19	$69

The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale in discontinued operations.

ASSETS HELD FOR SALE IN DISCONTINUED OPERATIONS
(Dollars in millions)
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$54	$88
Restricted cash(1)	1	—
Accounts receivable, net	311	315
Due from unconsolidated affiliates	16	2
Inventories	41	38
Other current assets	22	16
Current assets	$445	$459

Due from unconsolidated affiliates	$48	$44
Goodwill and other intangible assets	838	819
Property, plant and equipment, net	2,528	2,357
Other noncurrent assets	39	39
Noncurrent assets	$3,453	$3,259

Short-term debt	$38	$55
Accounts payable	175	176
Current portion of long-term debt and finance leases	22	29
Other current liabilities	101	108
Current liabilities	$336	$368

Long-term debt and finance leases	$753	$708
Deferred income taxes	273	250
Other noncurrent liabilities	64	55
Noncurrent liabilities	$1,090	$1,013

(1)	Primarily represents funds held in accordance with Peruvian tax law.

At June 30, 2019 and December 31, 2018, $460 million and $506 million, respectively, of cumulative foreign currency translation adjustments related to our South American businesses are included in AOCI.

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
Our equity method investments include various domestic and foreign entities. Our domestic equity method investees are typically partnerships that are pass-through entities for income tax purposes and therefore they do not record income tax. Sempra Energy’s income tax on earnings from these equity method investees, other than Oncor Holdings as we discuss below, is included in Income Tax (Expense) Benefit on the Condensed Consolidated Statement of Operations. Our foreign equity method investees are corporations whose operations are generally taxable on a standalone basis in the countries in which they operate, and we recognize our equity in such income or loss net of investee income tax.
Oncor is a domestic partnership for U.S. federal income tax purposes and is not included in the consolidated income tax return of Sempra Energy. Rather, only our pretax equity earnings from our investment in Oncor Holdings (a disregarded entity for tax purposes) are included in our consolidated income tax return. A tax sharing agreement with TTI, Oncor Holdings and Oncor provides for the calculation of an income tax liability substantially as if Oncor Holdings and Oncor were taxed as corporations and requires tax payments determined on that basis. While partnerships are not subject to income taxes, in consideration of the tax sharing agreement and Oncor being subject to the provisions of U.S. GAAP governing rate-regulated operations, Oncor recognizes amounts determined under cost-based regulatory rate-setting processes (with such costs including income taxes), as if it were taxed as a corporation. As a result, since Oncor Holdings consolidates Oncor, we recognize equity earnings from our investment in Oncor Holdings net of its recorded income tax.
We provide additional information concerning our equity method investments in Note 5 above and in Notes 5 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.
SEMPRA TEXAS UTILITIES
Oncor Holdings
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
Sempra Energy contributed $1,180 million to Oncor in the six months ended June 30, 2019, which includes $1,067 million to fund Oncor’s acquisition of interests in InfraREIT and certain acquisition-related expenses, which we discuss in Note 5. In the six months ended June 30, 2018, Sempra Energy contributed $117 million to Oncor. In the six months ended June 30, 2019, Oncor Holdings distributed to Sempra Energy $108 million in dividends and $6 million in tax sharing payments.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30, 2019	March 9 - June 30, 2018
	2019	2018
Operating revenues	$1,041	$1,021	$2,057	$1,257
Operating expense	(757)	(730)	(1,532)	(915)
Income from operations	284	291	525	342
Interest expense	(93)	(87)	(179)	(109)
Income tax expense	(30)	(45)	(53)	(52)
Net income	136	141	250	160
Noncontrolling interest held by TTI	(27)	(28)	(50)	(32)
Earnings attributable to Sempra Energy	109	113	200	128

Sharyland Holdings
As we discuss in Note 5, on May 16, 2019, we acquired an indirect, 50-percent interest in Sharyland Holdings for $102 million, which we account for as an equity method investment.
SEMPRA MEXICO
Sempra Mexico invested cash of $25 million in the IMG JV in the six months ended June 30, 2018.
SEMPRA RENEWABLES
As we discuss in Note 5, Sempra Renewables recorded an other-than-temporary impairment on certain of its wind equity method investments totaling $200 million in June 2018. In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments.
SEMPRA LNG
Sempra LNG capitalized $26 million and $22 million of interest in the six months ended June 30, 2019 and 2018, respectively, related to its investment in Cameron LNG JV, which had not yet commenced planned principal operations. In the six months ended June 30, 2019 and 2018, Sempra LNG invested cash of $77 million and $102 million, respectively, in this unconsolidated JV.
GUARANTEES
At June 30, 2019, we had outstanding guarantees aggregating a maximum of $3.9 billion. The related carrying value of these guarantees was fully amortized at June 30, 2019. We discuss these guarantees in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 7. DEBT AND CREDIT FACILITIES
LINES OF CREDIT
Primary U.S. Committed Lines of Credit
Sempra Energy and Sempra Global
On May 17, 2019, Sempra Energy and Sempra Global each entered into a separate five-year credit agreement, both expiring in May 2024. The credit agreements permit borrowings of up to $1.25 billion by Sempra Energy and $3.19 billion by Sempra Global. For both credit facilities, Citibank, N.A. serves as administrative agent for a syndicate of 23 lenders and no single lender has greater than a 6-percent share of either credit facility. The credit agreements supersede Sempra Energy’s $1.25 billion credit agreement and Sempra Global’s $3.19 billion credit agreement, which were both set to expire in 2020. Borrowings for each credit facility bear interest at benchmark rates plus a margin based on Sempra Energy’s credit ratings.
California Utilities
On May 17, 2019, SDG&E and SoCalGas each entered into a separate five-year credit agreement, both expiring in May 2024. The credit agreements permit borrowings of up to $1.5 billion by SDG&E and $750 million by SoCalGas. For both credit facilities, JPMorgan Chase Bank, N.A. serves as administrative agent for a syndicate of 23 lenders and no single lender has greater than a 6-percent share of either credit facility. The credit agreements replaced the California Utilities’ combined $1 billion credit agreement, which had a maximum of $750 million that could be borrowed by either utility, that was set to expire in 2020. Borrowings for each credit facility bear interest at benchmark rates plus a margin based on the borrowing utility’s credit ratings.

At June 30, 2019, these four primary U.S. committed lines of credit permit Sempra Energy Consolidated to borrow an aggregate amount of approximately $6.69 billion. The principal terms of these committed lines of credit, which provide liquidity and support commercial paper, are described below.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	June 30, 2019
	Total facility	Commercial paper outstanding(1)	Available unused credit
Sempra Energy(2)	$1,250	$—	$1,250
Sempra Global(3)	3,185	(1,447)	1,738
SDG&E(4)	1,500	(18)	1,482
SoCalGas(4)	750	—	750
Total	$6,685	$(1,465)	$5,220

(1)	Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.

(2)
The facility also provides for issuance of $200 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra Energy has the right to increase the letter of credit commitment up to $500 million. No letters of credit were outstanding at June 30, 2019.

(3)	Commercial paper outstanding is before reductions of unamortized discount of $3 million. Sempra Energy guarantees Sempra Global’s obligations under the credit facility.

(4)
The facility also provides for issuance of $100 million of letters of credit on behalf of the borrowing utility with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the borrowing utility has the right to increase the letter of credit commitment up to $250 million. No letters of credit were outstanding at June 30, 2019.

Sempra Energy, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65 percent at the end of each quarter. At June 30, 2019, each entity was in compliance with this ratio and all other financial covenants under its respective credit facility.
Foreign Committed Lines of Credit
In February 2019, IEnova revised the terms of its five-year revolving credit facility by increasing the amount available under the facility from $1.17 billion to $1.5 billion, extending the expiration of the facility from August 2020 to February 2024 and increasing the syndicate of lenders from eight to 10. At June 30, 2019, available unused credit on this line was approximately $567 million.
On April 11, 2019, IEnova entered into a three-year, $100 million revolving credit agreement with Scotiabank Inverlat, S.A. Under the agreement, withdrawals may be made for up to one year in either U.S. dollars or Mexican pesos. At June 30, 2019, no amounts were outstanding, and available unused credit was $100 million.
Letters of Credit
Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At June 30, 2019, we had approximately $712 million in standby letters of credit outstanding under these agreements.
WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on total short-term debt at Sempra Energy Consolidated were 3.10 percent and 2.99 percent at June 30, 2019 and December 31, 2018, respectively. The weighted-average interest rates on total short-term debt at SDG&E were 2.58 percent and 2.97 percent at June 30, 2019 and December 31, 2018, respectively. The weighted-average interest rate on total short-term debt at SoCalGas was 2.58 percent at December 31, 2018.
LONG-TERM DEBT
Sempra Energy

In June 2019, we issued $758 million of 5.75-percent, junior subordinated notes maturing in 2079, with a par value of $25 per note. We received proceeds of $735 million (net of underwriting discounts and debt issuance costs of $23 million). We used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes. We may redeem some or all of the notes before their maturity, as follows:

▪	on or after October 1, 2024, at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest;

▪
before October 1, 2024, if the U.S. federal tax law or regulations are amended or certain other events occur such that there is more than insubstantial risk that interest payable on the notes would no longer be deductible for federal income tax purposes, at a redemption price equal to 100 percent of the principal amount, plus accrued and unpaid interest; or

▪
before October 1, 2024, if a credit rating agency publicly changes certain equity credit methodology for securities such as these notes that results in a shortening of the length of time for equity credit initially assigned or lowers the equity credit initially assigned, at a redemption price equal to 102 percent of the principal amount, plus accrued and unpaid interest.

The notes are unsecured obligations and rank junior and subordinate in right of payment to our existing and future senior indebtedness. The notes will rank equally in right of payment with any future unsecured indebtedness that we may incur if the terms of such indebtedness provide that it ranks equally with the notes in right of payment. The notes are effectively subordinated in right of payment to any secured indebtedness that we have or may incur and to all indebtedness and other liabilities of our subsidiaries.
SDG&E
In May 2019, SDG&E issued $400 million of 4.10-percent, first mortgage bonds maturing in 2049. We received proceeds of $396 million (net of underwriting discounts and debt issuance costs of $4 million). SDG&E used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes.
SoCalGas
In June 2019, SoCalGas issued $350 million of 3.95-percent, first mortgage bonds maturing in 2050. We received proceeds of $346 million (net of debt discount, underwriting discounts and debt issuance costs of $4 million). SoCalGas used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes.
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
In all other cases, we record derivatives at fair value on the Condensed Consolidated Balance Sheets. We have derivatives that are either (1) cash flow hedges, (2) fair value hedges, or (3) undesignated. Depending on the applicability of hedge accounting and, for the California Utilities and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in OCI (cash flow hedges), on the balance sheet (regulatory offsets), or recognized in earnings (fair value hedges). We classify cash flows from the principal settlements of cross-currency swaps that hedge exposure related to Mexican peso-denominated debt as financing activities and settlements of other derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.
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

▪
Sempra Mexico and Sempra LNG may use natural gas and electricity derivatives, as appropriate, to optimize the earnings of their assets which support the following businesses: LNG, natural gas transportation and storage, and power generation. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Energy-Related Businesses Cost of Sales on the Condensed Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges. Sempra Mexico may also use natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations.

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel and GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	June 30, 2019	December 31, 2018
Sempra Energy Consolidated:
Natural gas	MMBtu	41	35
Electricity	MWh	2	2
Congestion revenue rights	MWh	48	52
SDG&E:
Natural gas	MMBtu	43	33
Electricity	MWh	2	2
Congestion revenue rights	MWh	48	52

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
The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2019		December 31, 2018
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$1,433	2019-2032	$594	2019-2032
SDG&E:
Cash flow hedge(1)	159	2019	142	2019

(1)
Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE. In December 2018, OMEC LLC entered into a swaption with a notional amount of $142 million effective October 31, 2019 through October 31, 2023.

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
The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	June 30, 2019		December 31, 2018
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$306	2019-2023	$306	2019-2023
Other foreign currency derivatives	1,060	2019-2020	1,158	2019-2020
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2019
	Current assets: Other(1)	Other assets: Sundry	Current liabilities: Other	Deferred credits and other liabilities: Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(2)	$—	$—	$(11)	$(154)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	21	—	—	—
Commodity contracts not subject to rate recovery	39	7	(42)	(6)
Associated offsetting commodity contracts	(34)	(2)	34	2
Commodity contracts subject to rate recovery	37	239	(59)	(60)
Associated offsetting commodity contracts	(4)	(2)	4	2
Associated offsetting cash collateral	—	—	9	6
Net amounts presented on the balance sheet	59	242	(65)	(210)
Additional cash collateral for commodity contracts not subject to rate recovery	19	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	16	—	—	—
Total(3)	$94	$242	$(65)	$(210)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$32	$238	$(57)	$(60)
Associated offsetting commodity contracts	(4)	(2)	4	2
Associated offsetting cash collateral	—	—	9	6
Net amounts presented on the balance sheet	28	236	(44)	(52)
Additional cash collateral for commodity contracts subject to rate recovery	15	—	—	—
Total(3)	$43	$236	$(44)	$(52)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$5	$1	$(2)	$—
Net amounts presented on the balance sheet	5	1	(2)	—
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$6	$1	$(2)	$—

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

The table below includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI:

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI			Pretax (loss) gain reclassified from AOCI into earnings
	Three months ended June 30,			Three months ended June 30,
	2019	2018	Location	2019	2018
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$(15)	$(13)	Interest Expense	$—	$(1)
			Other Income (Expense), Net	2	(18)
Interest rate instruments	—	—	Gain on Sale of Assets	(10)	—
Interest rate and foreign exchange instruments	(92)	33	Equity Earnings (Losses)	—	(1)
Foreign exchange instruments	(1)	5	Revenues: Energy- Related Businesses	—	1
Total	$(108)	$25		$(8)	$(19)
SDG&E:
Interest rate instruments(1)	$(1)	$—	Interest Expense	$(1)	$(1)

	Six months ended June 30,			Six months ended June 30,
	2019	2018	Location	2019	2018
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$(18)	$41	Interest Expense	$(1)	$1
			Other Income (Expense), Net	5	—
Interest rate instruments	—	—	Gain on Sale of Assets	(10)	—
Interest rate and foreign exchange instruments	(160)	103	Equity Earnings (Losses)	(1)	(5)
Foreign exchange instruments	(4)	(2)	Revenues: Energy- Related Businesses	(1)	1
Total	$(182)	$142		$(8)	$(3)
SDG&E:
Interest rate instruments(1)	$(1)	$1	Interest Expense	$(2)	$(4)

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

For Sempra Energy Consolidated, we expect that net losses of $2 million, which are net of income tax benefit, that are currently recorded in AOCI (including $1 million of losses in NCI related to Otay Mesa VIE at SDG&E) related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at June 30, 2019 is approximately 13 years and less than one year for Sempra Energy Consolidated and SDG&E, respectively. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 15 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2019	2018	2019	2018
Sempra Energy Consolidated:
Foreign exchange instruments	Other Income (Expense), Net	$9	$(37)	$19	$7
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	17	—	17	(9)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	(27)	6	(25)	8
Commodity contracts subject to rate recovery	Cost of Natural Gas	—	—	2	1
Total		$(1)	$(31)	$13	$7
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$(27)	$6	$(25)	$8
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$—	$—	$2	$1

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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at June 30, 2019 and December 31, 2018 was $7 million and $16 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a net liability position at June 30, 2019 and December 31, 2018 was $2 million and $5 million, respectively. At June 30, 2019, if the credit ratings of Sempra Energy or SoCalGas were reduced below investment grade, $8 million and $2 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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

RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2019 and December 31, 2018. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2018.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis in the tables below include the following (other than a $5 million investment at June 30, 2019 measured at net asset value):

▪
Nuclear decommissioning trusts reflect the assets of SDG&E’s NDT, excluding cash balances. A third-party trustee values the trust assets using prices from a pricing service based on a market approach. We validate these prices by comparison to prices from other independent data sources. Securities are valued using quoted prices listed on nationally recognized securities exchanges or based on closing prices reported in the active market in which the identical security is traded (Level 1). Other securities are valued based on yields that are currently available for comparable securities of issuers with similar credit ratings (Level 2).

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

▪
Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both June 30, 2019 and December 31, 2018.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$462	$5	$—	$467
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	36	10	—	46
Municipal bonds	—	289	—	289
Other securities	—	236	—	236
Total debt securities	36	535	—	571
Total nuclear decommissioning trusts(1)	498	540	—	1,038
Interest rate and foreign exchange instruments	—	21	—	21
Commodity contracts not subject to rate recovery	—	10	—	10
Effect of netting and allocation of collateral(2)	19	—	—	19
Commodity contracts subject to rate recovery	—	8	262	270
Effect of netting and allocation of collateral(2)	10	—	6	16
Total	$527	$579	$268	$1,374

Liabilities:
Interest rate and foreign exchange instruments	$—	$165	$—	$165
Commodity contracts not subject to rate recovery	—	12	—	12
Commodity contracts subject to rate recovery	15	12	86	113
Effect of netting and allocation of collateral(2)	(15)	—	—	(15)
Total	$—	$189	$86	$275

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$407	$4	$—	$411
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	43	10	—	53
Municipal bonds	—	269	—	269
Other securities	—	234	—	234
Total debt securities	43	513	—	556
Total nuclear decommissioning trusts(1)	450	517	—	967
Interest rate and foreign exchange instruments	—	2	—	2
Commodity contracts not subject to rate recovery	—	24	—	24
Effect of netting and allocation of collateral(2)	19	—	—	19
Commodity contracts subject to rate recovery	2	9	278	289
Effect of netting and allocation of collateral(2)	28	—	5	33
Total	$499	$552	$283	$1,334

Liabilities:
Interest rate and foreign exchange instruments	$—	$150	$—	$150
Commodity contracts not subject to rate recovery	—	34	—	34
Commodity contracts subject to rate recovery	2	5	99	106
Effect of netting and allocation of collateral(2)	(2)	—	—	(2)
Total	$—	$189	$99	$288

(1)	Excludes cash balances and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$462	$5	$—	$467
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	36	10	—	46
Municipal bonds	—	289	—	289
Other securities	—	236	—	236
Total debt securities	36	535	—	571
Total nuclear decommissioning trusts(1)	498	540	—	1,038
Commodity contracts subject to rate recovery	—	2	262	264
Effect of netting and allocation of collateral(2)	9	—	6	15
Total	$507	$542	$268	$1,317

Liabilities:
Commodity contracts subject to rate recovery	$15	$10	$86	$111
Effect of netting and allocation of collateral(2)	(15)	—	—	(15)
Total	$—	$10	$86	$96

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$407	$4	$—	$411
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	43	10	—	53
Municipal bonds	—	269	—	269
Other securities	—	234	—	234
Total debt securities	43	513	—	556
Total nuclear decommissioning trusts(1)	450	517	—	967
Commodity contracts subject to rate recovery	1	6	278	285
Effect of netting and allocation of collateral(2)	23	—	5	28
Total	$474	$523	$283	$1,280

Liabilities:
Interest rate instruments	$—	$1	$—	$1
Commodity contracts subject to rate recovery	2	—	99	101
Effect of netting and allocation of collateral(2)	(2)	—	—	(2)
Total	$—	$1	$99	$100

(1)	Excludes cash balances and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$6	$—	$6
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$6	$—	$7

Liabilities:
Commodity contracts subject to rate recovery	$—	$2	$—	$2
Total	$—	$2	$—	$2

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$1	$3	$—	$4
Effect of netting and allocation of collateral(1)	5	—	—	5
Total	$6	$3	$—	$9

Liabilities:
Commodity contracts subject to rate recovery	$—	$5	$—	$5
Total	$—	$5	$—	$5

(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended June 30,
	2019	2018
Balance at April 1	$182	$(40)
Realized and unrealized (losses) gains	(13)	11
Settlements	7	(2)
Balance at June 30	$176	$(31)
Change in unrealized (losses) gains relating to instruments still held at June 30	$(3)	$3
	Six months ended June 30,
	2019	2018
Balance at January 1	$179	$(28)
Realized and unrealized (losses) gains	(8)	15
Allocated transmission instruments	—	3
Settlements	5	(21)
Balance at June 30	$176	$(31)
Change in unrealized gains (losses) relating to instruments still held at June 30	$9	$(4)

(1)	Excludes the effect of the contractual ability to settle contracts under master netting agreements.

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
Long-term, fixed-price electricity positions that are valued using significant unobservable data are classified as Level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net electricity positions classified as Level 3 is derived from a discounted cash flow model using market electricity forward price inputs. The range and weighted-average price of these inputs at June 30 were as follows:

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2019	$22.00	to	$62.65	$41.50
2018	19.75	to	54.25	37.27

A significant increase (decrease) in market electricity forward prices would result in a significantly higher (lower) fair value. We summarize long-term, fixed-price electricity position volumes in Note 8.
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2019
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$710	$—	$729	$—	$729
Long-term amounts due to unconsolidated affiliates	38	—	37	—	37
Total long-term debt(1)(2)	22,303	—	22,690	237	22,927
SDG&E:
Total long-term debt(2)(3)	$5,370	$—	$5,474	$211	$5,685
SoCalGas:
Total long-term debt(4)	$3,809	$—	$4,047	$—	$4,047

	December 31, 2018
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$644	$—	$648	$4	$652
Long-term amounts due to unconsolidated affiliates	37	—	35	—	35
Total long-term debt(2)(5)	21,340	—	20,616	247	20,863
SDG&E:
Total long-term debt(2)(6)	$4,996	$—	$4,897	$220	$5,117
SoCalGas:
Total long-term debt(7)	$3,459	$—	$3,505	$—	$3,505

(1)	Before reductions of unamortized discount and debt issuance costs of $228 million and excluding finance lease obligations of $1,280 million.

(2)	Level 3 instruments includes $211 million and $220 million at June 30, 2019 and December 31, 2018, respectively, related to Otay Mesa VIE.

(3)	Before reductions of unamortized discount and debt issuance costs of $52 million and excluding finance lease obligations of $1,270 million.

(4)	Before reductions of unamortized discount and debt issuance costs of $35 million and excluding finance lease obligations of $10 million.

(5)	Before reductions of unamortized discount and debt issuance costs of $206 million and excluding build-to-suit and capital lease obligations of $1,413 million.

(6)	Before reductions of unamortized discount and debt issuance costs of $49 million and excluding capital lease obligations of $1,272 million.

(7)	Before reductions of unamortized discount and debt issuance costs of $32 million and excluding capital lease obligations of $3 million.

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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At June 30, 2019:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$46	$—	$—	$46
Municipal bonds(2)	278	11	—	289
Other securities(3)	230	7	(1)	236
Total debt securities	554	18	(1)	571
Equity securities	164	310	(7)	467
Cash and cash equivalents	6	—	—	6
Total	$724	$328	$(8)	$1,044
At December 31, 2018:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$52	$1	$—	$53
Municipal bonds	266	4	(1)	269
Other securities	238	1	(5)	234
Total debt securities	556	6	(6)	556
Equity securities	168	253	(10)	411
Cash and cash equivalents	7	—	—	7
Total	$731	$259	$(16)	$974

(1)	Maturity dates are 2020-2049.

(2)	Maturity dates are 2020-2056.

(3)	Maturity dates are 2019-2064.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$272	$277	$497	$487
Gross realized gains	8	25	13	29
Gross realized losses	(1)	(2)	(3)	(5)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
SDG&E’s ARO related to decommissioning costs for the SONGS units was $611 million at June 30, 2019. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2019 dollars is approximately $834 million.
U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL
Spent nuclear fuel from SONGS is currently stored on-site in an ISFSI licensed by the NRC or temporarily in spent fuel pools. In October 2015, the California Coastal Commission approved Edison’s application for the proposed expansion of the ISFSI at SONGS. The ISFSI expansion began construction in 2016 and the transfer of the spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018. Edison suspended this transfer on August 3, 2018 due to an incident that occurred when a spent fuel canister was getting loaded into the ISFSI. The incident did not result in any harm to the public or workers and the canister was subsequently safely loaded into the ISFSI. In May 2019, the NRC completed its on-site inspection activities noting that it was satisfied with the corrective actions taken in response to the August 3, 2018 incident and had no objection to the resumption of spent fuel transfer operations. On July 10, 2019, the NRC released a supplemental inspection report affirming that Edison addressed previously identified issues regarding its fuel transfer operations to the NRC’s satisfaction. Edison resumed spent fuel transfer operations in July 2019. The ISFSI will operate until 2049, when it is assumed that the DOE will have taken custody of all the SONGS spent fuel. The ISFSI would then be decommissioned, and the site restored to its original environmental state. Until then, SONGS owners are responsible for interim storage of spent nuclear fuel at SONGS.
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
At June 30, 2019, loss contingency accruals for legal matters, including associated legal fees, that are probable and estimable were $107 million for Sempra Energy Consolidated, including $59 million for SoCalGas. Amounts for Sempra Energy and SoCalGas include $54 million for matters related to the Aliso Canyon natural gas storage facility gas leak, which we discuss below.
SDG&E
2007 Wildfire Litigation and Net Cost Recovery Status
SDG&E has resolved all civil litigation associated with three wildfires that occurred in October 2007.
As a result of a CPUC decision denying SDG&E’s request to recover wildfire costs, SDG&E wrote off the wildfire regulatory asset, resulting in a charge of $351 million ($208 million after-tax) in the third quarter of 2017. SDG&E continues to pursue recovery of these costs, which were incurred through settling claims brought under the doctrine of inverse condemnation. SDG&E applied to the CPUC for rehearing of its decision on January 2, 2018. On July 12, 2018, the CPUC adopted a decision denying the rehearing requests filed by SDG&E and other parties. On August 3, 2018, SDG&E filed an appeal with the California Court of Appeal seeking to reverse the CPUC’s decision. The filing also asked the court to direct the CPUC to award SDG&E recovery for payments made to settle inverse condemnation claims and limit any reasonableness review to the amounts of those payments. On November 13, 2018, the California Court of Appeal denied SDG&E’s petition. On November 26, 2018, SDG&E filed an appeal with the California Supreme Court seeking to reverse the decisions of the CPUC and the California Court of Appeal. In January 2019, the California Supreme Court denied SDG&E’s petition. On April 30, 2019, SDG&E filed an appeal with the U.S. Supreme Court seeking to reverse the CPUC’s decision.
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
Civil and Criminal Litigation. As of July 29, 2019, 395 lawsuits, including approximately 36,000 plaintiffs, are pending against SoCalGas, some of which have also named Sempra Energy. The reduction in the number of plaintiffs resulted from a number of factors including the plaintiffs’ counsels’ reconciliation of duplicative claims as well as dismissals of certain plaintiffs who failed to prosecute their claims. All these cases, other than a matter brought by the Los Angeles County District Attorney and the federal securities class action discussed below, are coordinated before a single court in the LA Superior Court for pretrial management (the Coordination Proceeding).
Pursuant to the Coordination Proceeding, in November 2017, the individuals and business entities asserting tort and Proposition 65 claims filed a Third Amended Consolidated Master Case Complaint for Individual Actions, through which their separate lawsuits will be managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium, wrongful death and violations of Proposition 65 against SoCalGas, with certain causes also naming Sempra Energy. The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties (including penalties associated with Proposition 65 claims alleging violation of requirements for warning about certain chemical exposures), and attorneys’ fees. The court has scheduled an initial trial for June 24, 2020 for a small number of randomly selected individual plaintiffs.
In January 2017, pursuant to the Coordination Proceeding, two consolidated class action complaints were filed against SoCalGas and Sempra Energy, one on behalf of a putative class of persons and businesses who own or lease real property within a five-mile radius of the well (the Property Class Action), and a second on behalf of a putative class of all persons and entities conducting business within five miles of the facility (the Business Class Action). Both complaints assert claims for strict liability for ultra-hazardous activities, negligence and violation of the California Unfair Competition Law. The Property Class Action also asserts claims for negligence per se, trespass, permanent and continuing public and private nuisance, and inverse condemnation. The Business Class Action also asserts a claim for negligent interference with prospective economic advantage. Both complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. In December 2017, the California Court of Appeal, Second Appellate District ruled that the purely economic damages alleged in the Business Class Action are not recoverable under the law. In May 2019, the California Supreme Court affirmed the ruling.
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
In addition, a federal securities class action alleging violation of the federal securities laws has been filed against Sempra Energy and certain of its officers and certain of its directors in the U.S. District Court for the Southern District of California. In March 2018, the court dismissed the action with prejudice, and in December 2018 the court denied the plaintiffs’ request for reconsideration of that order. The plaintiffs filed a notice of appeal of the dismissal and, subsequently, a second request for reconsideration of the order based on the May 2019 report by Blade regarding the root cause analysis of the Leak, which we discuss below.
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
Additionally, the County of Los Angeles filed a petition against DOGGR and its State Oil and Gas Supervisor and the CPUC and its Executive Director, as to which SoCalGas is the real party in interest, alleging that they failed to comply with the provisions of SB 380 in authorizing the resumption of injections of natural gas at the Aliso Canyon natural gas storage facility, and seeking a writ of mandate requiring DOGGR and the State Oil and Gas Supervisor to comply with SB 380 and the California Environmental Quality Act, as well as declaratory and injunctive relief against any authorization to inject natural gas and attorneys’ fees.
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
Separately, in February 2016, the Los Angeles County District Attorney’s Office filed a misdemeanor criminal complaint against SoCalGas seeking penalties and other remedies for alleged failure to provide timely notice of the Leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a), and for allegedly violating California Health and Safety Code section 41700 prohibiting discharge of air contaminants that cause annoyance to the public. Pursuant to a settlement agreement with the Los Angeles County District Attorney’s Office, SoCalGas agreed to plead no contest to the notice charge under Health and Safety Code section 25510(a) and agreed to pay the maximum fine of $75,000, penalty assessments of approximately $233,500, and operational commitments estimated to cost approximately $6 million, reimbursements and assessments in exchange for the Los Angeles County District Attorney’s Office moving to dismiss the remaining counts at sentencing and settling the complaint (the District Attorney Settlement). In November 2016, SoCalGas completed the commitments and obligations under the District Attorney Settlement, and on November 29, 2016, the LA Superior Court approved the settlement and entered judgment on the notice charge. Certain individuals who object to the settlement petitioned the Court of Appeal to vacate the judgment, contending they should be granted restitution. In July 2019, the Court of Appeal denied the petition in part, but remanded the matter to the trial court to permit the petitioners to prove damages stemming only from the three-day delay in reporting the Leak.
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
Regulatory Proceedings. In January 2016, DOGGR and the CPUC selected Blade to conduct, under their supervision, an independent analysis of the technical root cause of the Leak, to be funded by SoCalGas. In May 2019, Blade released its report regarding its root cause analysis of the Leak. The report concludes that the Leak occurred on the morning of October 23, 2015, beginning with an axial rupture of the production casing of the well caused by external microbial corrosion as a result of contact with groundwater, followed within hours by the complete separation of the casing. Blade asserts that attempts to stop the Leak were unsuccessful due to insufficient kill fluid density and pump rates. Blade’s report assesses whether SoCalGas complied with gas storage regulations in existence at the time of the Leak, and did not identify any instances of non-compliance by SoCalGas. Blade concludes that SoCalGas’ compliance activities conducted prior to the Leak did not find indications of a casing integrity issue. In Blade’s opinion, however, there were measures, none of which were required by gas storage regulations at the time, that could have been taken to aid in the early identification of corrosion and that, in Blade’s opinion, would have prevented or mitigated the Leak. The report also identified well safety practices and regulations that have been adopted by DOGGR and implemented by SoCalGas, which address most of the root cause of the Leak identified during Blade’s investigation.
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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak. The proceeding will determine whether SoCalGas violated any laws, CPUC orders or decisions, rules or requirements in connection with the Leak. The CPUC stated that its OII was in response to the report issued by Blade regarding its root cause analysis of the Leak.
The costs to respond to this investigation and any sanctions, fines or penalties imposed by the CPUC could be significant and may not be covered completely by insurance (including costs in excess of applicable policy limits). Such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Governmental Investigations and Orders and Additional Regulation. Various governmental agencies, including DOE, DOGGR, DPH, South Coast Air Quality Management District, CARB, Los Angeles Regional Water Quality Control Board, California Division of Occupational Safety and Health, CPUC, PHMSA, EPA, Los Angeles County District Attorney’s Office and California Attorney General’s Office, have investigated or are investigating this incident.
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
Cost Estimates and Accounting Impact. At June 30, 2019, SoCalGas estimates its costs related to the Leak are $1,082 million (the cost estimate), which includes $1,053 million of costs recovered or probable of recovery from insurance. Approximately 52 percent of the cost estimate is for the temporary relocation program (including cleaning costs and certain labor costs). The remaining portion of the cost estimate includes costs incurred to defend litigation, the costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis, efforts to control the well, to mitigate the actual natural gas released, the cost of replacing the lost gas, and other costs, as well as the estimated costs to settle certain actions. SoCalGas adjusts the cost estimate as additional information becomes available. A substantial portion of the cost estimate has been paid, and $46 million is accrued in Reserve for Aliso Canyon Costs and $9 million is accrued in Deferred Credits and Other as of June 30, 2019 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
As of June 30, 2019, we recorded the expected recovery of the cost estimate related to the Leak of $381 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $672 million of insurance proceeds we received through June 30, 2019. The Insurance Receivable for Aliso Canyon Costs and insurance proceeds received to date relate to portions of the cost estimate described above, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response including for an independent third party to conduct a root cause analysis, the costs to settle certain claims as described above, the estimated costs to perform obligations pursuant to settlement of some of those claims, legal costs and lost gas. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
As described in “Civil and Criminal Litigation” above, the actions seek compensatory, statutory and punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs, which, except for the amounts paid or estimated to settle certain actions as described above, are not included in the cost estimate as it is not possible at this time to predict the outcome of these actions or reasonably estimate the amount of damages, restitution or civil, administrative or criminal fines, penalties or other costs that may be imposed. The recorded amounts above also do not include future legal costs necessary to defend litigation, and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Furthermore, the cost estimate does not include any sanctions, fines, penalties or other costs that may be imposed by the CPUC in connection with the OII opened in June 2019 and certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits.
Insurance. Excluding directors’ and officers’ liability insurance, we have at least four kinds of insurance policies that together we estimate provide between $1.2 billion to $1.4 billion in insurance coverage, depending on the nature of the claims. We cannot predict all of the potential categories of costs or the total amount of costs that we may incur as a result of the Leak. Subject to various policy limits, exclusions and conditions, based on what we know as of the filing date of this report, we believe that our insurance policies collectively should cover the following categories of costs: costs incurred for temporary relocation and associated processing costs (including cleaning costs and certain labor costs), costs to address the Leak and stop or reduce emissions, costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis, the value of lost gas, costs incurred to mitigate the actual natural gas released, costs associated with litigation and claims by nearby residents and businesses, and, in some circumstances depending on their nature and manner of assessment, fines and penalties. We have been communicating with our insurance carriers and, as discussed above, we have received insurance payments for portions of the costs described above, including temporary relocation and associated processing costs, control-of-well expenses, legal costs and lost gas. We intend to pursue the full extent of our insurance coverage for the costs we have incurred or may incur. There can be no assurance that we will be successful in obtaining additional insurance recovery for these costs, and to the extent we are not successful in obtaining coverage or these costs exceed the amount of our coverage, such costs could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
At June 30, 2019, SoCalGas’ estimate of costs related to the Leak of $1,082 million include $1,053 million of costs recovered or probable of recovery from insurance. This estimate may rise significantly as more information becomes available. Costs not included in the $1,082 million cost estimate could be material. If any costs are not covered by insurance (including any costs in excess of applicable policy limits), if there are significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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

During the suspension period, SoCalGas advised the California ISO, CEC, CPUC and PHMSA of its concerns that the inability to inject natural gas into the Aliso Canyon natural gas storage facility posed a risk to energy reliability in Southern California. Following the resumption of injection operations, the CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility to help ensure safety and reliability for the region and just and reasonable rates in California, the most recent of which, issued in July 2018, directed SoCalGas to maintain up to 34 Bcf of working gas. Limited withdrawals of natural gas from the facility were made in 2018 and 2019 to augment natural gas supplies during critical demand periods. In July 2019, the CPUC issued a revised protocol authorizing withdrawals of natural gas from the facility if gas supply is low in the region, to maintain system reliability and price stability.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2019, the Aliso Canyon natural gas storage facility had a net book value of $762 million. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Sempra Mexico
Property Disputes and Permit Challenges
Energía Costa Azul. IEnova has been engaged in a long-running land dispute relating to property adjacent to its ECA LNG terminal near Ensenada, Mexico. A claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue a title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title and cause it to be registered. Both SEDATU and IEnova challenged the ruling, due to lack of notification of the underlying process. In May 2019, a federal court in Mexico reversed the ruling. IEnova expects additional proceedings regarding the claims.
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
Additionally, in August 2018, a claimant filed a challenge in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued to ECA in September 2017 and December 2017, respectively, to allow natural gas liquefaction activities at the ECA LNG terminal. The court issued a provisional injunction on September 28, 2018 and maintained that provisional injunction at an April 11, 2019 hearing. In December 2018, the relevant Mexican regulators approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility at the ECA LNG terminal in two phases. On May 17, 2019, the court canceled the provisional injunction. The claimant has appealed the court’s decision. That appeal and the claimant’s underlying challenge to the permits remain pending.
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
An unfavorable final decision on these property disputes or permit challenges could materially and adversely affect our existing natural gasification operations and our planned natural gas liquefaction projects currently in development at ECA.
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
Following the start of commercial operations of the Guaymas-El Oro segment, IEnova reported damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory that has made that section inoperable since August 23, 2017 and, as a result, IEnova declared a force majeure event. In 2017, an appellate court ruled that the scope of the 2016 suspension order encompassed the wider Yaqui territory, which has prevented IEnova from making repairs to put the pipeline back in service. On July 10, 2019, a federal district court ruled in favor of IEnova and held that the Yaqui tribe was properly consulted and that consent from the Yaqui tribe was properly received. If representatives of the Bácum community appeal this decision, the suspension order preventing IEnova from repairing the damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory will remain in place until the appeals process is exhausted.
IEnova exercised its rights under the contract, which included seeking force majeure payments for the two-year period such force majeure payments were required to be made, which ends on August 22, 2019. Under the contract and prior to the expiration of the force majeure period, IEnova may terminate the contract and seek to recover its reasonable and documented costs and lost profits.
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event.
If IEnova is unable to reach a satisfactory and timely resolution through negotiations or arbitration or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment. The Sasabe-Puerto Libertad-Guaymas segment of the Sonora pipeline remains in full operation and is not impacted by these developments.
Sur de Texas-Tuxpan Marine Pipeline. Sempra Mexico has a 40-percent interest in IMG, a JV with a subsidiary of TC Energy to build, own and operate the Sur de Texas-Tuxpan natural gas marine pipeline in Mexico. The JV has an agreement to provide the CFE with natural gas transportation services under a 25-year agreement, denominated in U.S. dollars. IMG previously received force majeure payments from the CFE from November 2018 through April 2019, after construction delays extended the commercial operation date. Construction and commissioning activities on the pipeline were completed in June 2019, and IMG is awaiting acceptance of the in-service date by the CFE in order to begin transportation service under the gas transportation contract. In June 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. To date, the CFE has declined to issue the certificate needed to allow the pipeline to enter commercial operation. IEnova and TC Energy are in active discussions with the CFE and the outcome of the discussions and arbitration remains uncertain. If IEnova and TC Energy are unable to reach a satisfactory and timely resolution through discussions or arbitration, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment.
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
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018, at the close of which the Liquidating Companies asserted that the Defendants were liable to the Liquidating Companies in the amount of £71.5 million (approximately $91 million in U.S. dollars at June 30, 2019) for dishonest assistance and, to the extent that claim is unsuccessful, to the liquidators in the same amount under the U.K. Insolvency Act of 1986. If the High Court of Justice finds the Defendants liable, it will determine the amount. JP Morgan has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and JP Morgan has in turn sought indemnity from Sempra Energy and RBS.

While the ultimate outcome remains uncertain, we continue to evaluate the likelihood of recovery of our investment. Accordingly, in the third quarter of 2018, we fully impaired our remaining $65 million equity method investment in RBS Sempra Commodities.
Certain EFH subsidiaries that we acquired as part of the Merger are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of July 29, 2019, 111 such lawsuits are pending and 1,685 such lawsuits have been filed but not served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. We anticipate additional lawsuits will be filed. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding.
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
Some of our leases include options to extend the lease terms for up to 25 years, while others include options to terminate the lease within one year. Our lease liabilities and ROU assets are based on lease terms that may include such options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
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

LESSEE INFORMATION ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Right-of-use assets:
Operating leases:
Right-of-use assets	$600	$132	$105

Finance leases:
Property, plant and equipment	1,331	1,317	14
Accumulated depreciation	(51)	(47)	(4)
Property, plant and equipment, net	1,280	1,270	10
Total right-of-use assets	$1,880	$1,402	$115

Lease liabilities:
Operating leases:
Other current liabilities	$49	$22	$21
Deferred credits and other	450	108	84
	499	130	105
Finance leases:
Current portion of long-term debt and finance leases	23	19	4
Long-term debt and finance leases	1,257	1,251	6
	1,280	1,270	10
Total lease liabilities	$1,779	$1,400	$115

Weighted-average remaining lease term (in years):
Operating leases	14	7	6
Finance leases	20	20	5
Weighted-average discount rate:
Operating leases	5.90%	3.69%	3.75%
Finance leases	14.86%	14.90%	3.68%

The components of lease costs were as follows:

LESSEE INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Dollars in millions)
	Three months ended June 30, 2019			Six months ended June 30, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Operating lease costs	$25	$9	$7	$49	$17	$14

Finance lease costs:
Amortization of ROU assets	6	5	1	11	9	2
Interest on lease liabilities	47	47	—	94	94	—
Total finance lease costs	53	52	1	105	103	2

Short-term lease costs(2)	1	—	—	2	—	—
Variable lease costs(2)	148	144	4	240	234	6
Total lease costs	$227	$205	$12	$396	$354	$22

(1)	Includes costs capitalized in PP&E.

(2)	Short-term leases with variable lease costs are recorded and presented as variable lease costs.

Cash paid for amounts included in the measurement of lease liabilities was as follows:

LESSEE INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Operating activities:
Cash paid for operating leases	$59	$17	$14
Cash paid for finance leases	87	87	—
Financing activities:
Cash paid for finance leases	11	9	2
Increase in operating lease obligations for right-of-use assets	559	146	117
Increase in finance lease obligations for investment in PP&E	16	7	9

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

LESSEE MATURITY ANALYSIS OF LIABILITIES
(Dollars in millions)
	June 30, 2019
	Sempra Energy Consolidated		SDG&E		SoCalGas
	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
2019 (excluding first six months of 2019)	$39	$98	$15	$95	$12	$3
2020	70	192	26	189	23	3
2021	67	190	26	189	20	1
2022	60	190	21	189	17	1
2023	51	190	17	189	13	1
Thereafter	481	2,807	43	2,805	32	2
Total undiscounted lease payments	768	3,667	148	3,656	117	11
Less: imputed interest	(269)	(2,387)	(18)	(2,386)	(12)	(1)
Total lease liabilities	499	1,280	130	1,270	105	10
Less: current lease liabilities	(49)	(23)	(22)	(19)	(21)	(4)
Long-term lease liabilities	$450	$1,257	$108	$1,251	$84	$6

Leases that Have Not Yet Commenced
SDG&E has PPAs for three battery storage facilities that are currently under construction. When construction is complete and delivery of contracted power commences, which is scheduled to occur in 2019 through 2022, we will account for the PPAs as finance leases. The future minimum lease payments are expected to be $1 million per year in 2020 through 2023 and $18 million thereafter. These PPAs expire at various dates from 2031 through 2039.
SDG&E and SoCalGas have lease agreements for future acquisitions of fleet vehicles with an aggregate maximum lease limit of $187 million. SDG&E and SoCalGas have utilized $53 million and $75 million, respectively, as of June 30, 2019.
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

LESSOR INFORMATION – SEMPRA ENERGY
(Dollars in millions)
June 30, 2019
Assets subject to operating leases:
Property, plant and equipment(1)	$1,033
Accumulated depreciation	(160)
Property, plant and equipment, net	$873
Maturity analysis of operating lease payments:
2019 (excluding first six months of 2019)	$106
2020	200
2021	200
2022	200
2023	200
Thereafter	2,615
Total undiscounted cash flows	$3,521

(1)	Included in Machinery and Equipment — Pipelines and Storage within the major functional categories of PP&E.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA ENERGY
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Minimum lease payments	$49	$47	$99	$96
Variable lease payments	2	24	6	37
Total revenues from operating leases	$51	$71	$105	$133

Depreciation expense	$10	$19	$19	$36

OTHER CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first six months of 2019 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA terminal. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2019 to 2029. At June 30, 2019, we expect the commitment amount to decrease by $192 million in 2019 and $3 million in 2020, and increase by $7 million in 2021, $10 million in 2022, $9 million in 2023 and $102 million thereafter (through contract termination in 2029) compared to December 31, 2018, reflecting changes in estimated forward prices since December 31, 2018 and actual transactions for the first six months of 2019. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.

CONCENTRATION OF CREDIT RISK
We maintain credit policies and systems designed to manage our overall credit risk. These policies include an evaluation of potential counterparties’ financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry. We grant credit to utility customers and counterparties, substantially all of whom are located in our service territory, which covers most of Southern California and a portion of central California for SoCalGas, and all of San Diego County and an adjacent portion of Orange County for SDG&E. Sempra Mexico also grants credit to its utility customers and counterparties in Mexico.
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
At June 30, 2019, we had five separately managed reportable segments, as follows:

▪	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

▪	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

▪
Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25-percent interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern and western parts of Texas, and our 50-percent interest in Sharyland Holdings, which owns a regulated electric transmission and distribution utility serving customers near the Texas-Mexico border. As we discuss in Note 5, we acquired an indirect 50-percent interest in Sharyland Holdings in May 2019.

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

In December 2018, Sempra Renewables completed the sale of all its operating solar assets, solar and battery storage development projects and one wind generation facility. In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments. Upon completion of this sale, remaining nominal business activities at Sempra Renewables were subsumed into Parent and other and the Sempra Renewables segment ceased to exist. The tables below include amounts from Sempra Renewables up until the cessation of the segment.
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
The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as “All other” in the following tables consist primarily of activities of parent organizations and include certain nominal amounts from our South American businesses that did not qualify for treatment as discontinued operations.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUES
SDG&E	$1,094	$1,051	$2,239	$2,106
SoCalGas	806	772	2,167	1,898
Sempra Mexico	318	310	701	618
Sempra Renewables	3	40	10	65
Sempra LNG	86	79	227	183
Adjustments and eliminations	(1)	(1)	(1)	(2)
Intersegment revenues(1)	(76)	(76)	(215)	(157)
Total	$2,230	$2,175	$5,128	$4,711
INTEREST EXPENSE
SDG&E(2)	$102	$53	$205	$105
SoCalGas	34	26	68	53
Sempra Mexico	29	30	59	60
Sempra Renewables	—	5	3	10
Sempra LNG	3	7	7	15
All other	110	137	219	249
Intercompany eliminations	(20)	(30)	(43)	(58)
Total	$258	$228	$518	$434
INTEREST INCOME
SDG&E	$1	$1	$2	$2
SoCalGas	1	1	1	1
Sempra Mexico	19	16	38	31
Sempra Renewables	1	2	11	4
Sempra LNG	16	13	30	26
All other	—	(3)	1	13
Intercompany eliminations	(17)	(12)	(41)	(30)
Total	$21	$18	$42	$47
DEPRECIATION AND AMORTIZATION
SDG&E	$189	$169	$375	$335
SoCalGas	148	138	295	273
Sempra Mexico	46	43	90	86
Sempra Renewables	—	14	—	27
Sempra LNG	3	11	5	22
All other	3	2	7	6
Total	$389	$377	$772	$749
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$35	$42	$40	$98
SoCalGas	(4)	23	15	82
Sempra Mexico	44	(55)	116	100
Sempra Renewables	14	(58)	4	(65)
Sempra LNG	2	(506)	6	(494)
All other	(44)	(48)	(92)	(81)
Total	$47	$(602)	$89	$(360)
EQUITY EARNINGS (LOSSES)
Equity earnings (losses), before income tax:
Sempra Texas Utilities	$1	$—	$1	$—
Sempra Renewables	2	(187)	5	(182)
Sempra LNG	—	1	2	1
All other	(1)	(3)	(1)	(3)
	2	(189)	7	(184)
Equity earnings, net of income tax:
Sempra Texas Utilities	112	114	206	129
Sempra Mexico	4	71	6	30
	116	185	212	159
Total	$118	$(4)	$219	$(25)

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$143	$146	$319	$316
SoCalGas	30	33	294	258
Sempra Texas Utilities	113	114	207	129
Sempra Mexico	73	97	130	117
Sempra Renewables	46	(109)	59	(88)
Sempra LNG	6	(764)	11	(780)
Discontinued operations	70	48	19	69
All other	(127)	(126)	(244)	(235)
Total	$354	$(561)	$795	$(214)
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$708	$851
SoCalGas			659	783
Sempra Mexico			240	140
Sempra Renewables			2	37
Sempra LNG			40	13
All other			2	10
Total			$1,651	$1,834

			June 30, 2019	December 31, 2018
ASSETS
SDG&E			$19,888	$19,225
SoCalGas			15,767	15,389
Sempra Texas Utilities			11,033	9,652
Sempra Mexico			9,609	9,165
Sempra Renewables			—	2,549
Sempra LNG			3,736	4,060
Discontinued operations			3,898	3,718
All other			1,196	1,070
Intersegment receivables			(2,400)	(4,190)
Total			$62,727	$60,638
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities			$11,033	$9,652
Sempra Mexico			729	747
Sempra Renewables			—	291
Sempra LNG			1,244	1,271
All other			6	11
Total			$13,012	$11,972

(1)
Revenues for reportable segments include intersegment revenues of $2 million, $17 million, $32 million and $25 million for the three months ended June 30, 2019; $3 million, $34 million, $60 million and $118 million for the six months ended June 30, 2019; $1 million, $15 million, $28 million and $32 million for the three months ended June 30, 2018; and $2 million, $32 million, $57 million, and $66 million for the six months ended June 30, 2018 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.

(2)
As we discuss in Note 2, in accordance with adoption of the lease standard on January 1, 2019, on a prospective basis, a significant portion of finance lease costs for PPAs that have historically been presented in Cost of Electric Fuel and Purchased Power are now presented in Interest Expense.

NOTE 13. SUBSEQUENT EVENT
SDG&E
On July 12, 2019, AB 1054 and AB 111 (together, the “Wildfire Legislation”) were signed into law and took immediate effect. The Wildfire Legislation addresses certain important issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. Investor-owned gas distribution utilities such as SoCalGas are not covered by this legislation. The issues addressed include cost recovery standards and requirements, wildfire mitigation, a wildfire recovery fund, a cap on liability, and the establishment of a wildfire safety board.

A Liquidity Fund will be created pursuant to the Wildfire Legislation. The Liquidity Fund will be administered by the state and is intended to provide liquidity to pay, under certain circumstances and with certain limitations, electric IOU wildfire-related claims. The Liquidity Fund will be initially capitalized by a loan of up to $10.5 billion from the SMIF. The SMIF loan helps ensure funds are available, if needed. The SMIF loan will be repaid with proceeds anticipated to be received from the issuance of new DWR bonds.
A larger Wildfire Fund will be created if California’s initially eligible electric IOUs elect to participate. The Wildfire Fund will be partially funded by the Liquidity Fund and partially funded by shareholder contributions from California’s electric IOUs. PG&E, Edison and SDG&E have each elected to participate in the Wildfire Fund and will make initial shareholder contributions totaling $7.5 billion with additional annual contributions of $300 million in each of the next 10 years for a total shareholder contribution of $10.5 billion. These shareholder contributions will be combined with the Liquidity Fund proceeds, for a total of $21 billion. However, PG&E’s participation in the Wildfire Fund is subject to specific conditions. If PG&E does not contribute to the Wildfire Fund, the total amount in the fund would be materially less.
SDG&E’s portion of the shareholder contribution will be approximately $452 million, with an initial contribution of $322.5 million to be paid by September 10, 2019. SDG&E expects to fund its initial shareholder contribution with proceeds from an equity contribution from Sempra Energy. We expect to fund the equity contribution to SDG&E with proceeds from issuances of commercial paper that may be replaced by long-term debt issuances or settling forward sale agreements through physical delivery of shares of our common stock in exchange for cash. SDG&E will also be required to make annual shareholder contributions of $12.9 million in each of the next 10 years. These initial and annual contributions are not subject to rate recovery.

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
OVERVIEW
Sempra Energy is a Fortune 500 energy-services holding company whose businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers in North America. Up until the April 2019 cessation of the Sempra Renewables segment that we discuss in Notes 5 and 12 of the Notes to Condensed Consolidated Financial Statements, our businesses consisted of six separately managed reportable segments.
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
References to “we,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context. We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include our Texas utilities or the utility in our Sempra Mexico segment. It also does not include utilities within our South

American businesses that have been reclassified as discontinued operations. All references in this MD&A to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY
In the three months ended June 30, 2019, we reported earnings of $354 million and diluted EPS of $1.26 compared to losses of $(561) million and diluted EPS of $(2.11) for the same period in 2018. In the six months ended June 30, 2019, we reported earnings of $795 million and diluted EPS of $2.85 compared to losses of $(214) million and diluted EPS of $(0.82) for the same period in 2018. The change in EPS included a decrease of $0.07 and $0.18 in the three months and six months ended June 30, 2019, respectively, due to the increase in the weighted-average common shares outstanding and dilutive common stock equivalents, primarily due to the common stock issuances in the third quarter of 2018. Our results and diluted EPS were impacted by variances discussed in “Segment Results” below and by the items included in the table “Sempra Energy Adjusted Earnings and Adjusted EPS,” also below.
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

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
SDG&E	$143	$146	$319	$316
SoCalGas	30	33	294	258
Sempra Texas Utilities	113	114	207	129
Sempra Mexico	73	97	130	117
Sempra Renewables	46	(109)	59	(88)
Sempra LNG	6	(764)	11	(780)
Parent and other(1)	(127)	(126)	(244)	(235)
Discontinued operations	70	48	19	69
Earnings (losses) attributable to common shares	$354	$(561)	$795	$(214)

(1)
Includes after-tax interest expense ($80 million and $100 million for the three months ended June 30, 2019 and 2018, respectively, and $159 million and $181 million for the six months ended June 30, 2019 and 2018, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The decrease in earnings of $3 million (2%) in the three months ended June 30, 2019 was primarily due to:

▪	$15 million lower CPUC base operating margin in 2019 due to the delay in the 2019 GRC decision while absorbing higher operating costs, including higher wildfire insurance premiums; offset by

▪	$12 million higher earnings from electric transmission operations.
The increase in earnings of $3 million (1%) in the first six months of 2019 was primarily due to:

▪
$31 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and

▪	$21 million higher earnings from electric transmission operations; offset by

▪	$42 million lower CPUC base operating margin in 2019 due to the delay in the 2019 GRC decision while absorbing higher operating costs, including higher wildfire insurance premiums; and

▪	$7 million higher net interest expense.
SoCalGas
The decrease in earnings of $3 million (9%) in the three months ended June 30, 2019 was primarily due to:

▪	$11 million lower CPUC base operating margin in 2019 due to the delay in the 2019 GRC decision while absorbing higher operating costs;

▪	$6 million higher net interest expense; and

▪	$5 million lower AFUDC related to equity; offset by

▪	$22 million from impacts associated with Aliso Canyon natural gas storage facility litigation in 2018.
The increase in earnings of $36 million (14%) in the first six months of 2019 was primarily due to:

▪	$38 million income tax benefit from the impact of the January 2019 CPUC decision allocating certain excess deferred income tax balances to shareholders;

▪	$22 million from impacts associated with Aliso Canyon natural gas storage facility litigation in 2018; and

▪	$5 million higher regulatory awards; offset by

▪	$11 million higher net interest expense;

▪	$11 million lower CPUC base operating margin in 2019 due to the delay in the 2019 GRC decision while absorbing higher operating costs; and

▪	$8 million in penalties related to the SoCalGas billing practices OII that we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Sempra Texas Utilities
Earnings for the three months ended June 30, 2019 were consistent with earnings for the same period in 2018 and include equity earnings from Oncor’s acquisition of InfraREIT in May 2019.

The increase in earnings of $78 million in the first six months of 2019 primarily represents higher equity earnings from Oncor Holdings, which we acquired in March 2018, and includes equity earnings from Oncor’s acquisition of InfraREIT in May 2019.
Sempra Mexico
The decrease in earnings of $24 million (25%) in the three months ended June 30, 2019 was primarily due to:

▪	$78 million unfavorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦	in 2019, $20 million unfavorable foreign currency and inflation effects, offset by a $7 million gain from foreign currency derivatives, and

◦
in 2018, $91 million favorable foreign currency and inflation effects, offset by a $26 million loss from foreign currency derivatives. We discuss these effects below in “Impact of Foreign Currency and Inflation Rates on Results of Operations;” offset by

▪	$30 million lower income tax expense in 2019 primarily from the outside basis differences in JV investments and a two-year tax abatement that expires in 2020; and

▪	$36 million earnings attributable to NCI at IEnova in 2019 compared to $64 million earnings in 2018.
The increase in earnings of $13 million (11%) in the first six months of 2019 was primarily due to:

▪	$38 million lower income tax expense in 2019 primarily from the outside basis differences in JV investments and a two-year tax abatement that expires in 2020; and

▪	$12 million improved operating results at TdM mainly due to higher power prices and volumes; offset by

▪	$33 million unfavorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦	in 2019, $45 million unfavorable foreign currency and inflation effects, offset by a $14 million gain from foreign currency derivatives, and

◦	in 2018, $4 million unfavorable foreign currency and inflation effects, offset by a $6 million gain from foreign currency derivatives.
Sempra Renewables
Earnings of $46 million in the three months ended June 30, 2019 compared to losses of $109 million for the same period in 2018 and earnings of $59 million in the first six months of 2019 compared to losses of $88 million for the same period in 2018 were primarily due to:

▪	$145 million other-than-temporary impairment of certain U.S. wind equity method investments in 2018; and

▪	$45 million gain on sale of wind assets in 2019; offset by

▪	lower earnings from assets sold in December 2018 and April 2019, net of lower general and administrative and other costs due to the wind-down of this business.
Sempra LNG
Earnings of $6 million in the three months ended June 30, 2019 compared to losses of $764 million for the same period in 2018 were primarily due to:

▪	$801 million impairment of certain non-utility natural gas storage assets in the southeast U.S. in 2018; and

▪	$19 million higher earnings from our marketing operations primarily driven by optimization of natural gas transport contracts; offset by

▪	$46 million losses attributable to NCI in 2018 related to the impairment.
Earnings of $11 million in the first six months of 2019 compared to losses of $780 million for the same period in 2018 were primarily due to:

▪	$801 million impairment of certain non-utility natural gas storage assets in 2018;

▪	$34 million higher earnings from our marketing operations primarily driven by optimization of natural gas transport contracts; and

▪	$9 million unfavorable adjustment in 2018 to TCJA provisional amounts recorded in 2017 related to the remeasurement of deferred income taxes; offset by

▪	$46 million losses attributable to NCI in 2018 related to the impairment.

Parent and Other
The increase in losses of $1 million (1%) in the three months ended June 30, 2019 was primarily due to:

▪	$16 million primarily related to settlement charges from our non-qualified pension plan; and

▪	$10 million increase in mandatory convertible preferred stock dividends primarily from the issuance of series B preferred stock in July 2018; offset by

▪	$11 million lower net interest expense; and

▪	$8 million higher investment gains in 2019 on dedicated assets in support of our employee non-qualified benefit plan obligations, net of deferred compensation expenses.
The increase in losses of $9 million (4%) in the first six months of 2019 was primarily due to:

▪	$18 million increase in mandatory convertible preferred stock dividends primarily from the issuance of series B preferred stock in July 2018;

▪	$16 million primarily related to settlement charges from our non-qualified pension plan; and

▪	$6 million higher net interest expense; offset by

▪	$27 million higher investment gains in 2019 on dedicated assets in support of our employee non-qualified benefit plan obligations, net of deferred compensation expenses; and

▪	$10 million income tax benefit in 2019 to reduce a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses.
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
The increase in earnings of $22 million in the three months ended June 30, 2019 was primarily due to higher earnings from South American operations mainly from higher rates, lower cost of purchased power at Peru, and including $10 million lower depreciation expense due to assets classified as held for sale.
The decrease in earnings of $50 million in the first six months of 2019 was primarily due to:

▪	$96 million higher income tax expense primarily due to:

◦
$103 million income tax expense in 2019 from outside basis differences in our South American businesses primarily related to the change in our indefinite reinvestment assertion from our decision on January 25, 2019 to hold those businesses for sale, and

◦	$20 million income tax expense related to the increase in outside basis differences from 2019 earnings since January 25, 2019, offset by

◦
$16 million income tax expense in 2018 to adjust TCJA provisional amounts recorded in 2017 primarily related to withholding tax on our expected future repatriation of foreign undistributed earnings; offset by

▪
$51 million higher earnings from South American operations primarily from higher rates, lower cost of purchased power at Peru, and including $16 million lower depreciation expense due to assets classified as held for sale.

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

For each period in which a non-GAAP financial measure is used, we provide in the table below a reconciliation of Sempra Energy Adjusted Earnings and Adjusted Diluted EPS to GAAP Earnings (Losses) and GAAP Diluted EPS, which we consider to be the most directly comparable financial measures calculated in accordance with U.S. GAAP.

SEMPRA ENERGY ADJUSTED EARNINGS AND ADJUSTED EPS
(Dollars in millions, except per share amounts; shares in thousands)
	Pretax amount	Income tax expense (benefit)(1)	Non-controlling interests	Earnings (losses)	Diluted EPS
	Three months ended June 30, 2019
Sempra Energy GAAP Earnings				$354	$1.26
Excluded item:
Gain on sale of certain Sempra Renewables assets	$(61)	$16	$—	(45)	(0.16)
Sempra Energy Adjusted Earnings				$309	$1.10
Weighted-average common shares outstanding, diluted – GAAP					279,619
	Three months ended June 30, 2018
Sempra Energy GAAP Losses				$(561)	$(2.11)
Impact of dilutive shares excluded from GAAP EPS(2)					0.02
Excluded items:
Impairment of non-utility natural gas storage assets	$1,300	$(499)	$(46)	755	2.82
Impairment of U.S. wind equity method investments	200	(55)	—	145	0.54
Impacts associated with Aliso Canyon litigation	1	21	—	22	0.08
Sempra Energy Adjusted Earnings				$361	$1.35
Weighted-average common shares outstanding, diluted – GAAP(2)					267,536
	Six months ended June 30, 2019
Sempra Energy GAAP Earnings				$795	$2.85
Excluded items:
Gain on sale of certain Sempra Renewables assets	$(61)	$16	$—	(45)	(0.16)
Associated with holding the South American businesses for sale:
Change in indefinite reinvestment assertion of basis differences in discontinued operations	—	103	—	103	0.37
Reduction in tax valuation allowance against certain NOL carryforwards	—	(10)	—	(10)	(0.03)
Sempra Energy Adjusted Earnings				$843	$3.03
Weighted-average common shares outstanding, diluted – GAAP					278,424
	Six months ended June 30, 2018
Sempra Energy GAAP Losses				$(214)	$(0.82)
Impact of dilutive shares excluded from GAAP EPS(2)					0.01
Excluded items:
Impairment of non-utility natural gas storage assets	$1,300	$(499)	$(46)	755	2.86
Impairment of U.S. wind equity method investments	200	(55)	—	145	0.55
Impacts associated with Aliso Canyon litigation	1	21	—	22	0.08
Impact from the TCJA	—	25	—	25	0.10
Sempra Energy Adjusted Earnings				$733	$2.78
Weighted-average common shares outstanding, diluted – GAAP(2)					263,584

(1)	Except for adjustments that are solely income tax and tax related to outside basis differences, income taxes on pretax amounts were primarily calculated based on applicable statutory tax rates.

(2)
In both the three months and six months ended June 30, 2018, total weighted-average potentially dilutive securities of 1.7 million were not included in the computation of GAAP losses per common share since to do so would have decreased the loss per share.

For each period in which a non-GAAP financial measure is used, we provide in the table below a reconciliation of SoCalGas Adjusted Earnings to GAAP Earnings, which we consider to be the most directly comparable financial measure calculated in accordance with U.S. GAAP.

SOCALGAS ADJUSTED EARNINGS
(Dollars in millions)
	Pretax amount	Income tax expense(1)	Earnings
	Three months ended June 30, 2018
SoCalGas GAAP Earnings			$33
Excluded item:
Impacts associated with Aliso Canyon litigation	$1	$21	22
SoCalGas Adjusted Earnings			$55
	Six months ended June 30, 2018
SoCalGas GAAP Earnings			$258
Excluded item:
Impacts associated with Aliso Canyon litigation	$1	$21	22
SoCalGas Adjusted Earnings			$280

(1)	Except for adjustments that are solely income tax, income taxes on pretax amounts were primarily calculated based on applicable statutory tax rates.
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

▪
permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered or refunded in subsequent periods through rates.

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
The table below summarizes revenues and cost of sales for our consolidated utilities.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Natural gas revenues:
SoCalGas	$806	$772	$2,167	$1,898
SDG&E	121	113	326	284
Sempra Mexico	15	13	42	41
Eliminations and adjustments	(19)	(16)	(36)	(33)
Total	923	882	2,499	2,190
Electric revenues:
SDG&E	973	938	1,913	1,822
Eliminations and adjustments	(1)	—	(2)	(2)
Total	972	938	1,911	1,820
Total utilities revenues	$1,895	$1,820	$4,410	$4,010
Cost of natural gas:
SoCalGas	$104	$150	$559	$439
SDG&E	34	30	113	80
Sempra Mexico	3	2	8	15
Eliminations and adjustments	(5)	(3)	(13)	(7)
Total	$136	$179	$667	$527
Cost of electric fuel and purchased power:
SDG&E	$265	$323	$523	$597
Eliminations and adjustments	(2)	(3)	(4)	(6)
Total	$263	$320	$519	$591
Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by the California Utilities and included in Cost of Natural Gas. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
SoCalGas	$1.65	$2.34	$3.09	$2.70
SDG&E	3.36	2.99	4.12	3.31

In the three months ended June 30, 2019, Sempra Energy’s natural gas revenues increased by $41 million (5%) to $923 million primarily due to:

▪	$34 million increase at SoCalGas, which included:

◦	$54 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M, and

◦	$15 million higher net revenues from capital projects, offset by

◦	$46 million decrease in cost of natural gas sold, which we discuss below; and

▪	$8 million increase at SDG&E, including a $4 million increase in cost of natural gas sold, which we discuss below.
In the three months ended June 30, 2019, our cost of natural gas decreased by $43 million (24%) to $136 million primarily due to:

▪	$46 million decrease at SoCalGas primarily due to lower average natural gas prices; offset by

▪	$4 million increase at SDG&E due to higher average natural gas prices.

In the first six months of 2019, Sempra Energy’s natural gas revenues increased by $309 million (14%) to $2.5 billion primarily due to:

▪	$269 million increase at SoCalGas, which included:

◦	$120 million increase in cost of natural gas sold, which we discuss below,

◦	$63 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M,

◦	$32 million higher net revenues from capital projects,

◦	$14 million lower non-service component of net periodic benefit credit in 2019, which fully offsets in Other Income (Expense), Net,

◦	$9 million decrease in charges in 2019 associated with tracking the income tax benefit from flow-through items in relation to forecasted amounts in the 2016 GRC FD, and

◦	$7 million GCIM award approved by the CPUC in February 2019; and

▪	$42 million increase at SDG&E primarily due to an increase in cost of natural gas sold, which we discuss below.
In the first six months of 2019, our cost of natural gas increased by $140 million (27%) to $667 million primarily due to:

▪	$120 million increase at SoCalGas, comprising of $72 million due to higher average natural gas prices and $48 million from higher volumes driven by weather; and

▪	$33 million increase at SDG&E, including $22 million from higher average natural gas prices and $11 million from higher volumes driven by weather.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended June 30, 2019, our electric revenues, substantially all of which are at SDG&E, increased by $34 million (4%) to $972 million, including:

▪	$23 million higher revenues from transmission operations; and

▪	$17 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, decreased by $57 million (18%) to $263 million in the three months ended June 30, 2019, including:

▪
$50 million of finance lease costs for PPAs in 2018. Similar amounts are now included in Interest Expense and Depreciation and Amortization Expense as a result of the 2019 adoption of the lease standard, which we discuss in Note 2 of the Notes to Condensed Consolidated Financial Statements; and

▪	$8 million lower cost of electric fuel and purchased power primarily due to lower electricity market costs, offset by an additional capacity contract.
In the first six months of 2019, our electric revenues, substantially all of which are at SDG&E, increased by $91 million (5%) to $1.9 billion, including:

▪	$44 million higher revenues from transmission operations;

▪	$30 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M; and

▪	$27 million higher cost of electric fuel and purchased power, which we discuss below.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, decreased by $72 million (12%) to $519 million in the first six months of 2019, including:

▪
$101 million of finance lease costs for PPAs in 2018. Similar amounts are now included in Interest Expense and Depreciation and Amortization Expense as a result of the 2019 adoption of the lease standard; offset by

▪	$27 million higher cost of electric fuel and purchased power primarily due to higher electricity market costs and an additional capacity contract.

Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
REVENUES
Sempra Mexico	$303	$297	$659	$577
Sempra Renewables	3	40	10	65
Sempra LNG	86	79	227	183
Eliminations and adjustments	(57)	(61)	(178)	(124)
Total revenues	$335	$355	$718	$701
COST OF SALES(1)
Sempra Mexico	$64	$66	$185	$127
Sempra LNG	54	59	157	129
Eliminations and adjustments	(55)	(55)	(171)	(117)
Total cost of sales	$63	$70	$171	$139

(1)	Excludes depreciation and amortization, which are presented separately on the Sempra Energy Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2019, revenues from our energy-related businesses decreased by $20 million (6%) to $335 million primarily due to:

▪	$37 million decrease at Sempra Renewables primarily due to the sale of assets in December 2018 and April 2019; offset by

▪
$7 million increase at Sempra LNG primarily from natural gas marketing activities due to optimization of natural gas transport contracts, net of a decrease due to the sale of storage assets in February 2019.

In the three months ended June 30, 2019, the cost of sales for our energy-related businesses were consistent with the cost of sales for the same period in 2018.
In the first six months of 2019, revenues from our energy-related businesses increased by $17 million (2%) to $718 million primarily due to:

▪	$82 million increase at Sempra Mexico primarily due to:

◦
$50 million from the marketing business, primarily from higher natural gas prices and volumes, including higher volumes due to new regulations that went into effect on March 1, 2018 that require high consumption end users (previously serviced by Ecogas and other natural gas utilities) to procure their natural gas needs from natural gas marketers, including Sempra Mexico’s marketing business, and

◦	$20 million at TdM due to higher prices and volumes; and

▪	$44 million increase at Sempra LNG primarily due to:

◦	$48 million from natural gas marketing activities due to optimization of natural gas transport contracts, and

◦	$30 million higher natural gas sales to Sempra Mexico due to higher natural gas prices and volumes, offset by

◦	$24 million lower natural gas storage revenues primarily due to the sale of storage assets in February 2019, and

◦	$12 million from LNG sales to Cameron LNG JV in January 2018; offset by

▪	$55 million decrease at Sempra Renewables primarily due to the sale of assets in December 2018 and April 2019; and

▪	$54 million primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the first six months of 2019, the cost of sales for our energy-related businesses increased by $32 million (23%) to $171 million primarily due to:

▪
$58 million increase at Sempra Mexico mainly associated with higher revenues from the marketing business as a result of higher natural gas prices and volumes, including higher volumes due to new regulations that went into effect in 2018. The increase at Sempra Mexico was also due to higher prices and volumes at TdM; and

▪	$28 million increase at Sempra LNG mainly from natural gas marketing activities primarily from higher natural gas purchases; offset by

▪	$54 million from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.

Operation and Maintenance
Our O&M increased by $96 million (13%) to $838 million in the three months ended June 30, 2019 primarily due to:

▪	$72 million increase at SoCalGas, which included:

◦	$54 million higher expenses associated with CPUC-authorized refundable programs for which costs incurred are recovered in revenue (refundable program expenses), and

◦	$13 million higher non-refundable operating costs, including higher insurance and administrative and support costs; and

▪	$25 million increase at SDG&E, which included:

◦	$20 million higher expenses associated with CPUC-authorized refundable programs, and

◦	$8 million higher non-refundable operating costs, including wildfire insurance premiums and administrative and support costs; offset by

▪	$14 million decrease at Sempra Renewables primarily due to lower general and administrative and other costs due to the wind-down of the business.
In the first six months of 2019, O&M increased by $187 million (13%) to $1.7 billion primarily due to:

▪	$98 million increase at SoCalGas, which included:

◦	$63 million higher expenses associated with CPUC-authorized refundable programs, and

◦	$30 million higher non-refundable operating costs, including weather related impacts, higher insurance and administrative and support costs;

▪	$63 million increase at SDG&E, which included:

◦	$36 million higher expenses associated with CPUC-authorized refundable programs, and

◦	$24 million higher non-refundable operating costs, including wildfire insurance premiums and administrative and support costs;

▪	$20 million increase at Sempra Mexico primarily due to operating lease costs and expenses associated with growth in the business; and

▪	$16 million increase at Parent and other primarily from higher deferred compensation expenses; offset by

▪	$23 million decrease at Sempra Renewables primarily due to lower general and administrative and other costs due to the wind-down of the business.
Impairment Losses
In June 2018, Sempra LNG recognized a $1.3 billion impairment loss for certain non-utility natural gas storage assets in the southeast U.S. These assets were sold in February 2019. We discuss the impairment and sale of the assets in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Gain on Sale of Assets
In April 2019, Sempra Renewables recognized a $61 million gain on the sale of its remaining wind assets and investments to AEP, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Other Income (Expense), Net
As part of our central risk management function, we enter into foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains/losses associated with these derivatives are included in Other Income (Expense), Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Taxes and in earnings from Sempra Mexico’s equity method investments. We discuss policies governing our risk management in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report.
Other income, net, in the three months ended June 30, 2019 was $28 million compared to other expense, net, of $56 million in the same period in 2018. The change was primarily due to:

▪	$15 million net gains in 2019 from interest rate and foreign exchange instruments and foreign currency transactions compared to $97 million net losses for the same period in 2018 primarily due to:

◦	$7 million foreign currency gains in 2019 compared to $47 million foreign currency losses in 2018 on a Mexican peso-denominated loan to the IMG JV, which is offset in Equity Earnings (Losses), and

◦	$9 million gains in 2019 compared to $37 million losses in 2018 on foreign currency derivatives as a result of fluctuation of the Mexican peso in 2019; offset by

▪
$30 million non-service component of net periodic benefit cost in 2019 compared to an $8 million credit in 2018, including $22 million settlement charges in 2019 for lump sum payments from our non-qualified pension plan.

Other income, net, increased by $14 million (15%) to $110 million in the six months ended June 30, 2019 primarily due to:

▪	$35 million net gains in 2019 from interest rate and foreign exchange instruments and foreign currency transactions compared to $5 million net losses for the same period in 2018 primarily due to:

◦	$17 million foreign currency gains in 2019 compared to $8 million foreign currency losses in 2018 on a Mexican peso-denominated loan to the IMG JV, which is offset in Equity Earnings (Losses), and

◦	$12 million higher gains on foreign currency derivatives as a result of fluctuation of the Mexican peso; and

▪	$32 million higher investment gains in 2019 on dedicated assets in support of our executive retirement and deferred compensation plans; offset by

▪
$6 million non-service component of net periodic benefit cost in 2019 compared to a $40 million credit in 2018, including $22 million settlement charges in 2019 for lump sum payments from our non-qualified pension plan;

▪	$12 million decrease in equity-related AFUDC, including $7 million at SDG&E and $6 million at SoCalGas; and

▪	$8 million in penalties related to the SoCalGas billing practices OII.
Interest Expense
Interest expense increased by $30 million (13%) to $258 million and $84 million (19%) to $518 million in the three months and six months ended June 30, 2019, respectively, primarily due to the inclusion of finance lease costs for SDG&E’s PPAs as a result of adoption of the lease standard. Prior to 2019, such costs were included in Cost of Electric Fuel and Purchased Power. The increases in interest expense for the three months and six months ended June 30, 2019 were partially offset by lower interest expense at Parent and other primarily due to long-term debt maturities net of issuances.
Income Taxes
The table below shows the income tax expense and ETR for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$47	$(602)	$89	$(360)

Income (loss) from continuing operations before income taxes
and equity earnings (losses)	$286	$(1,183)	$787	$(590)
Equity earnings (losses), before income tax(1)	2	(189)	7	(184)
Pretax income (loss)	$288	$(1,372)	$794	$(774)

Effective income tax rate	16%	44%	11%	47%
SDG&E:
Income tax expense	$35	$42	$40	$98
Income before income taxes	$181	$188	$363	$413
Effective income tax rate	19%	22%	11%	24%
SoCalGas:
Income tax (benefit) expense	$(4)	$23	$15	$82
Income before income taxes	$27	$57	$310	$341
Effective income tax rate	(15)%	40%	5%	24%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Consolidated
Income tax expense in the three months and six months ended June 30, 2019 compared to an income tax benefit for the same periods in 2018 was due to pretax income in 2019 compared to pretax losses in 2018. Pretax losses in 2018 include impairments at our Sempra LNG and Sempra Renewables segments, which we discuss in “Impairment Losses” above.
The change in the ETR in the three months ended June 30, 2019 was primarily due to:

▪	$131 million income tax benefit in 2018 resulting from the reduced outside basis difference in Sempra LNG as a result of the impairment of certain non-utility natural gas storage assets; and

▪
$16 million income tax expense in 2019 compared to a $99 million income tax benefit in 2018 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso; offset by

▪	$21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation.
The change in the ETR in the six months ended June 30, 2019 was primarily due to:

▪	$131 million income tax benefit in 2018 resulting from the reduced outside basis difference in Sempra LNG as a result of the impairment of certain non-utility natural gas storage assets; and

▪
$39 million income tax expense in 2019 compared to a $5 million income tax benefit in 2018 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso; offset by

▪
$69 million total income tax benefits from the release of regulatory liabilities at SDG&E and SoCalGas established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision;

▪	$21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation;

▪	$11 million lower income tax expense related to share based compensation;

▪	$10 million income tax benefit from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses; and

▪	$9 million income tax expense in 2018 to adjust provisional estimates recorded in 2017 for the effects of tax reform.
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
SDG&E
The decrease in SDG&E’s income tax expense in the three months ended June 30, 2019 was due to lower pretax income and a lower ETR. The change in ETR was primarily due to higher income tax benefits from forecasted flow-through deductions.
The decrease in SDG&E’s income tax expense in the six months ended June 30, 2019 was due to lower pretax income and a lower ETR. The change in ETR was primarily due to:

▪
$31 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and

▪	higher income tax benefits from forecasted flow-through deductions.
SoCalGas
SoCalGas’ income tax benefit in the three months ended June 30, 2019 compared to an income tax expense in the same period in 2018 was due to lower pretax income and a lower ETR. The change in ETR was primarily due to $21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation.
The decrease in SoCalGas’ income tax expense in the six months ended June 30, 2019 was due to lower pretax income and a lower ETR. The change in ETR was primarily due to:

▪
$38 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and

▪	$21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation.
Equity Earnings (Losses)
In the three months ended June 30, 2019, equity earnings were $118 million compared to equity losses of $4 million for the same period in 2018 primarily due to:

▪	$200 million other-than-temporary impairment of certain wind equity method investments at Sempra Renewables in 2018; offset by

▪	$67 million lower equity earnings at Sempra Mexico, which included:

◦
$7 million foreign currency losses in 2019 compared to $47 million foreign currency gains in 2018 at the IMG JV on its Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income (Expense), Net, and

◦	$13 million lower equity earnings at the TAG JV primarily due to higher income tax expense.

In the first six months of 2019, equity earnings were $219 million compared to equity losses of $25 million for the same period in 2018 primarily due to:

▪	$200 million other-than-temporary impairment of certain wind equity method investments at Sempra Renewables in 2018; and

▪	$77 million higher equity earnings, net of income tax, from our investment in Oncor Holdings, which we acquired in March 2018; offset by

▪
$17 million foreign currency losses in 2019 compared to $8 million foreign currency gains in 2018 at the IMG JV on its Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income (Expense), Net.

(Earnings) Losses Attributable to Noncontrolling Interests
Earnings attributable to NCI increased by $40 million to $45 million in the three months ended June 30, 2019 primarily due to:

▪	$46 million losses attributable to NCI at Sempra LNG in 2018 related to the impairment of certain non-utility natural gas storage assets; and

▪	$18 million lower losses attributable to NCI at Sempra Renewables primarily due to the sales of our tax equity investments in December 2018 and April 2019; offset by

▪	$28 million lower earnings attributable to NCI at Sempra Mexico.
Earnings attributable to NCI for the six months ended June 30, 2019 were $86 million compared to losses attributable to NCI of $12 million for the same period in 2018. The change was primarily due to:

▪	$46 million losses attributable to NCI at Sempra LNG in 2018 related to the impairment of certain non-utility natural gas storage assets; and

▪	$1 million earnings attributable to NCI at Sempra Renewables in 2019 compared to $41 million losses in 2018 primarily due to the sales of our tax equity investments in December 2018 and April 2019.
Mandatory Convertible Preferred Stock Dividends
In the three months and six months ended June 30, 2019, mandatory convertible preferred stock dividends increased by $10 million to $35 million and by $18 million to $71 million, respectively, primarily due to dividends associated with our series B preferred stock, which were issued in July 2018.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy’s comparative results of operations. In the three months and six months ended June 30, 2019 compared to the prior-year periods, the changes in our earnings as a result of foreign currency translation were not material.
Foreign Currency Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses. A summary of these foreign currency transactional gains and losses included in our reported results is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended June 30,
	2019	2018	2019	2018
Other income (expense), net	$28	$(56)	$15	$(97)
Income tax (expense) benefit	(47)	602	(16)	99
Equity earnings (losses)	118	(4)	(10)	54
Income (loss) from continuing operations, net of income tax	357	(585)	(13)	67
Income from discontinued operations, net of income tax	78	55	1	—
Earnings (losses) attributable to common shares	354	(561)	(5)	35
	Six months ended June 30,
	2019	2018	2019	2018
Other income, net	$110	$96	$35	$(5)
Income tax (expense) benefit	(89)	360	(39)	5
Equity earnings (losses)	219	(25)	(22)	3
Income (loss) from continuing operations, net of income tax	917	(255)	(31)	2
Income from discontinued operations, net of income tax	36	83	1	1
Earnings (losses) attributable to common shares	795	(214)	(15)	4

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
Our lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Sempra Energy, Sempra Global, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024. These credit agreements replaced the credit agreements that were set to expire in 2020. The table below shows the amount of available funds at June 30, 2019, including available unused credit on these primary U.S. credit facilities. In addition, IEnova has $1.6 billion in lines of credit, with approximately $667 million available unused credit at June 30, 2019.

AVAILABLE FUNDS AT JUNE 30, 2019
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$168	$3	$28
Available unused credit(2)(3)	5,220	1,482	750

(1)	Amounts at Sempra Energy Consolidated included $102 million held in non-U.S. jurisdictions. We discuss repatriation in Note 1 of the Notes to Condensed Consolidated Financial Statements.

(2)
Available unused credit is the total available on Sempra Energy’s, Sempra Global’s, SDG&E’s and SoCalGas’ credit facilities that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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
Sempra Energy and the California Utilities currently have ready access to the long-term debt markets and are not currently constrained in their ability to borrow at reasonable rates. However, changing economic conditions, our financing activities and actions by credit rating agencies could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion of large projects. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our corporate short-term, unsecured promissory notes, or commercial paper, were our primary sources of short-term debt funding in the first six months of 2019. Our California Utilities use short-term debt primarily to meet working capital needs.
At June 30, 2019, Sempra Energy had a loan to an unconsolidated affiliate totaling $710 million and a loan from an unconsolidated affiliate totaling $38 million, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements.
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

Common Stock Under Forward Sale Agreements
As we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, our forward sale agreements permit us to elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. We expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds. As of August 2, 2019, based on the initial forward sale price of approximately $105.07 per share in January 2018 and approximately $111.87 per share in July 2018, we expect that the net proceeds from full physical settlement of the remaining forward sale agreements would be approximately $1.8 billion (net of underwriting discounts, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). If we were to elect cash settlement or net share settlement, the amount of cash proceeds we receive upon settlement could differ, perhaps substantially, or we may not receive any cash proceeds, or we may deliver cash (in an amount which could be significant) or shares of our common stock to the forward purchasers. We expect to settle the remaining portion of the forward sale agreements in one or more settlements no later than December 15, 2019, which is the final settlement date under the agreements.
Discontinued Operations
On January 25, 2019, our board of directors approved a plan to sell our South American businesses. As such, we have reclassified these businesses to held for sale and presented them as discontinued operations. We expect to complete the sale by the end of 2019 and use the proceeds from such sale to focus on capital investment in North America to support additional growth opportunities and strengthen our balance sheet by reducing debt.
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
California Utilities
SDG&E and SoCalGas expect that the available unused credit from their credit facilities described above, cash flows from operations, and debt issuances will continue to be adequate to fund their respective operations. As we discuss below in “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Credit Ratings,” the credit ratings of SDG&E and SoCalGas may affect the rates at which borrowings bear interest, collateral to be posted and fees on outstanding credit facilities. The California Utilities manage their capital structure and pay dividends when appropriate and as approved by their respective boards of directors.
SDG&E declared common stock dividends of $250 million in the year ended December 31, 2018. SDG&E’s declared common stock dividends on an annual historical basis may not be indicative of future declarations, and could be impacted over the next few years in order for SDG&E to maintain its authorized capital structure while managing its capital investment program (approximately $1.9 billion in 2019, which includes the potential acquisition of the NCI in OMEC LLC, which we discuss below).
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
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, changes in balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change between over- and undercollected status, including commodity and transportation balancing accounts, may have a significant impact on cash flows. These changes generally represent the difference between when costs are incurred and when they are ultimately recovered in rates through billings to customers.

SDG&E
As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements, SDG&E has a tolling agreement to purchase power generated at OMEC, a 605-MW generating facility. On March 28, 2019, OMEC LLC exercised the put option pursuant to the terms of a related agreement, requiring SDG&E to purchase the power plant for $280 million, subject to adjustments, by October 3, 2019. If the put is not waived, SDG&E will acquire the power plant in October 2019 and expects to fund the purchase price with proceeds from issuances of commercial paper that may be replaced by long-term debt issuances.
As we discuss below in “Factors Influencing Future Performance – SDG&E – Wildfire Legislation,” SDG&E has elected to participate in the Wildfire Fund pursuant to AB 1054 and AB 111. Accordingly, SDG&E will contribute $322.5 million to the Wildfire Fund in September 2019 using proceeds from an equity contribution from Sempra Energy. We expect to fund the equity contribution to SDG&E with proceeds from issuances of commercial paper that may be replaced by long-term debt issuances or settling forward sale agreements through physical delivery of shares of our common stock in exchange for cash. SDG&E will also be required to make shareholder contributions of $12.9 million in each of the next 10 years. The initial and annual contributions totaling approximately $452 million are not subject to rate recovery.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
We provide information on the natural gas leak at the Aliso Canyon natural gas storage facility further in Note 11 of the Notes to Condensed Consolidated Financial Statements herein, in “Factors Influencing Future Performance” below and in “Item 1A. Risk Factors” in the Annual Report. The costs incurred to remediate and stop the Leak and to mitigate local community impacts are significant and may increase, and the costs of defending against the related civil and criminal lawsuits and cooperating with related investigations, and any damages, restitution, and civil, administrative and criminal fines, sanctions, penalties and other costs, if awarded or imposed, as well as costs of mitigating the actual natural gas released, could be significant, and to the extent not covered by insurance (including any costs in excess of applicable policy limits), if there were to be significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations. Also, higher operating costs and additional capital expenditures incurred by SoCalGas as a result of new laws, orders, rules and regulations arising out of this incident or our responses thereto could be significant and may not be recoverable in customer rates, which may have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Sempra Texas Utilities
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
Sempra Mexico
We expect to fund operations and dividends at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from project financing, interim funding from the parent or affiliates, and partnering in JVs.
IEnova paid $71 million of dividends to minority shareholders in the year ended December 31, 2018.
IEnova’s shareholders approved the formation of a fund for IEnova to repurchase its own shares for a maximum amount of $250 million. Repurchases shall not exceed IEnova’s total net profits, including retained earnings, as stated in their financial statements. In the six months ended June 30, 2019, IEnova repurchased 2,200,000 shares of its outstanding common stock held by NCI for approximately $8 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5 percent at December 31, 2018 to 66.6 percent at June 30, 2019.

Sempra Renewables
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and below in “Factors Influencing Future Performance,” in April 2019, Sempra Renewables sold its remaining wind assets and investments for $569 million, net of transaction costs. The proceeds from the sale were used to pay down debt and redeploy capital to support the strategic growth of Sempra Energy in North America.
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
CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	Six months ended June 30, 2019	2019 change		Six months ended June 30, 2018
Sempra Energy Consolidated	$1,704	$31	2%	$1,673
SDG&E	620	(24)	(4)	644
SoCalGas	674	(75)	(10)	749
Sempra Energy Consolidated
Cash provided by operating activities at Sempra Energy increased in 2019 primarily due to:

▪	$361 million decrease in accounts receivable in 2019 compared to a $186 million decrease in 2018;

▪
$80 million net decrease in Insurance Receivable for Aliso Canyon Costs in 2019 compared to an $84 million net increase in 2018. The $80 million net decrease in 2019 includes $106 million in insurance proceeds received, offset by $27 million of additional accruals; and

▪	$108 million distribution of earnings received from Oncor in 2019; offset by

▪
$105 million net decrease in Reserve for Aliso Canyon Costs in 2019 compared to a $56 million net increase in 2018. The $105 million net decrease in 2019 includes $132 million of cash paid, offset by $27 million of additional accruals;

▪	$10 million decrease in interest payable in 2019 compared to an $88 million increase in 2018;

▪	$60 million increase in net overcollected regulatory balancing accounts (including long-term amounts included in regulatory assets) at SoCalGas in 2019 compared to a $138 million increase in 2018; and

▪	$76 million increase in net undercollected regulatory balancing accounts (including long-term amounts included in regulatory assets) at SDG&E in 2019 compared to a $16 million increase in 2018.
Our discontinued operations provided cash from operating activities of $181 million in 2019 compared to $148 million in 2018. The change was primarily due a decrease in accounts receivable in 2019 compared to an increase to 2018.

SDG&E
Cash provided by operating activities at SDG&E decreased in 2019 primarily due to:

▪	$76 million increase in net undercollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2019 compared to a $16 million increase in 2018; and

▪	$12 million increase in accounts payable in 2019 compared to a $52 million increase in 2018; offset by

▪	$24 million in purchases of GHG allowances in 2019 compared to $62 million in 2018; and

▪	$26 million decrease in accounts receivable in 2019 compared to a $1 million increase in 2018.
SoCalGas
Cash provided by operating activities at SoCalGas decreased in 2019 primarily due to:

▪
$105 million net decrease in Reserve for Aliso Canyon Costs in 2019 compared to a $56 million net increase in 2018. The $105 million net decrease in 2019 includes $132 million of cash paid, offset by $27 million of additional accruals;

▪	$85 million lower net income, adjusted for noncash items included in earnings, in 2019 compared to 2018; and

▪	$60 million increase in net overcollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2019 compared to a $138 million increase in 2018; offset by

▪
$80 million net decrease in Insurance Receivable for Aliso Canyon Costs in 2019 compared to an $84 million net increase in 2018. The $80 million net decrease in 2019 includes $106 million in insurance proceeds received, offset by $27 million of additional accruals; and

▪	$265 million decrease in accounts receivable in 2019 compared to a $187 million decrease in 2018.
CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	Six months ended June 30, 2019	2019 change		Six months ended June 30, 2018
Sempra Energy Consolidated	$(2,267)	$(9,550)	(81)%	$(11,817)
SDG&E	(708)	(137)	(16)	(845)
SoCalGas	(751)	(28)	(4)	(779)
Sempra Energy Consolidated
Cash used in investing activities at Sempra Energy decreased in 2019 primarily due to:

▪
$9.57 billion paid, including $9.45 billion of Merger Consideration, for the acquisition of our investment in Oncor Holdings in March 2018, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements;

▪	$569 million net proceeds from the April 2019 sale of Sempra Renewables’ remaining wind assets and investments;

▪	$327 million net proceeds from the February 2019 sale of Sempra LNG’s non-utility natural gas storage assets; and

▪	$183 million decrease in capital expenditures; offset by

▪	$1.1 billion higher cash contributions to Oncor Holdings primarily to fund Oncor’s purchase of InfraREIT in May 2019; and

▪	$102 million paid for the acquisition of our investment in Sharyland Holdings in May 2019.
We discuss these May 2019 transactions in Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements.
Our discontinued operations used cash in investing activities of $131 million in 2019 compared to $112 million in 2018.
SDG&E
Cash used in investing activities at SDG&E decreased in 2019 primarily due to lower capital expenditures.
SoCalGas
Cash used in investing activities at SoCalGas decreased in 2019 primarily due to:

▪	$124 million decrease in capital expenditures; offset by

▪	$94 million increase in net advances to Sempra Energy in 2019.

Capital Expenditures

EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
(Dollars in millions)
	Six months ended June 30,
	2019	2018
SDG&E:
Improvements to electric and natural gas distribution systems, including certain pipeline safety
and generation systems, plant and equipment	$517	$588
PSEP	12	12
Improvements to electric transmission systems	179	251
SoCalGas:
Improvements to natural gas distribution, transmission and storage systems, and for certain
pipeline safety	582	702
PSEP	77	81
Sempra Mexico:
Construction of liquid fuels terminal	71	43
Construction of natural gas pipeline projects and other capital expenditures	51	48
Construction of renewables projects	118	49
Sempra Renewables:
Construction costs for wind and solar projects	2	37
Sempra LNG:
LNG liquefaction development costs	39	11
Other	1	2
Parent and other	2	10
Total	$1,651	$1,834

The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC and the FERC. Excluding discontinued operations, in 2019, we expect to make capital expenditures and investments of approximately $6.2 billion, an increase from the $5.8 billion summarized in “Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily attributable to LNG development projects at Sempra LNG and SDG&E’s potential acquisition of the OMEC power plant for $280 million in October 2019.
CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	Six months ended June 30, 2019	2019 change	Six months ended June 30, 2018
Sempra Energy Consolidated	$611	$(9,499)	$10,110
SDG&E	85	(112)	197
SoCalGas	87	(18)	105
Sempra Energy Consolidated
Cash provided by financing activities at Sempra Energy decreased in 2019 primarily due to:

▪	$4.7 billion lower issuances of debt with maturities greater than 90 days, including:

◦	$4.3 billion for long-term debt ($1.5 billion in 2019 compared to $5.8 billion in 2018 primarily to fund the acquisition of our investment in Oncor Holdings), and

◦	$444 million for commercial paper and other short-term debt ($1.1 billion in 2019 compared to $1.6 billion in 2018);

▪	$2.1 billion proceeds, net of $38 million in offering costs, from the issuances of common stock in 2018;

▪	$1.7 billion proceeds, net of $32 million in offering costs, from the issuance of series A preferred stock in 2018; and

▪	$444 million decrease in short-term debt in 2019 compared to a $1.3 billion increase in 2018; offset by

▪	$928 million lower payments of debt with maturities greater than 90 days and finance leases, including:

◦	$557 million for long-term debt and finance leases ($569 million in 2019 compared to $1.1 billion in 2018), and

◦	$371 million for commercial paper and other short-term debt ($302 million in 2019 compared to $673 million in 2018).
Cash used in financing activities at our discontinued operations was $83 million in 2019 compared to $44 million in 2018. The change was primarily due to common dividends paid by Peru.
SDG&E
Cash provided by financing activities at SDG&E decreased in 2019 primarily due to a higher decrease in short-term debt.
SoCalGas
Cash provided by financing activities at SoCalGas decreased in 2019 primarily due to:

▪	$256 million decrease in short-term debt in 2019 compared to a $210 million increase in 2018; and

▪	$51 million lower issuances of long-term debt in 2019; offset by

▪	$498 million lower payments of long-term debt and finance leases in 2019.

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
SEMPRA ENERGY
Capital Rotation
We regularly review our portfolio of assets with a view toward allocating capital to those businesses that we believe can further improve shareholder value. Following a comprehensive strategic review of our businesses and asset portfolio by our board of directors and management, in June 2018, we announced our intention to sell several energy infrastructure assets. We completed the sales of our U.S. solar assets in December 2018, our non-utility natural gas storage assets in February 2019 and our remaining U.S. wind assets in April 2019. In January 2019, our board of directors approved a plan to sell our South American businesses based on our strategic shift to be geographically focused on North America. Our South American businesses and certain activities associated with those businesses have been presented as discontinued operations. We expect to complete the sale by the end of 2019. We discuss these sales and discontinued operations further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 5 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
Capital Project Updates

CAPITAL PROJECTS PENDING REGULATORY RESOLUTION – SDG&E

Project description	Estimated capital cost (in millions)		Status
Electric Vehicle Charging
▪ January 2018 application, pursuant to SB 350, to make investments to support medium-duty and heavy-duty electric vehicles with an estimated implementation cost of $34 million of O&M.	$121	▪	In July 2019, the CPUC issued a proposed decision approving the settlement agreement filed in November 2018.
Energy Storage Projects
▪ February 2018 application, pursuant to AB 2868, to make investments to accelerate the widespread deployment of distributed energy storage systems. SDG&E’s application requests approval of 100 MW of utility-owned energy storage.	$161	▪	In June 2019, the CPUC declined to approve SDG&E’s application and provided guidance on future solicitations and filings for energy storage resources.
Wildfire Legislation
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
SDG&E filed its proposed wildfire mitigation plan in February 2019, and the CPUC approved this plan in May 2019. The wildfire mitigation plan does not include cost recovery. Pursuant to SB 901, in March 2019, the CPUC authorized SDG&E to establish a memorandum account to track the costs incurred for fire risk mitigation. The costs recorded to the memorandum account shall be incremental to the utility’s authorized recovery and will be reviewed as part of the utility’s next GRC proceeding. The CPUC issued a decision in June 2019 providing guidance on the electric utility wildfire mitigation plans. The decision held that approval of a utility’s wildfire mitigation plan meant that it had met all the statutory requirements in SB 901. While SB 901 provides for cost recovery related to the wildfire mitigation plan in a utility’s GRC proceeding, plan approval does not determine whether we acted reasonably when seeking recovery of plan-related costs.
Assembly Bill 1054 and Assembly Bill 111
On July 12, 2019, the Governor of California signed into law AB 1054 and AB 111 (together, the “Wildfire Legislation”), which took effect immediately. The Wildfire Legislation addresses certain important issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. Gas distribution IOUs such as SoCalGas, are not covered by this legislation. The issues addressed include cost recovery standards and requirements, wildfire mitigation, a wildfire recovery fund, a cap on liability, and the establishment of a wildfire safety board. A Liquidity Fund will be created pursuant to the Wildfire Legislation. A Wildfire Fund will be created if California’s electric IOUs elect to participate. The availability of certain features of this legislation depends on the creation of the Wildfire Fund. The summary of the Wildfire Legislation below is not complete and is subject to, and qualified in its entirety by, the Wildfire Legislation.
Required Features of the Wildfire Legislation. The Wildfire Legislation has a number of significant reforms relative to IOUs, including SDG&E. Those material features include the following:

▪	Creation of a Wildfire Safety Division and its advisory board, initially within the CPUC, to review and approve or deny the Wildfire Mitigation Plans (WMPs) of the IOUs.

▪
Creation of a Liquidity Fund administered by the state – The fund will provide liquidity to pay IOU wildfire-related claims, subject to review by the fund administrator, within 45 days of the fund administrator’s approval.

▪
$5 billion of capital investment by IOUs to support wildfire mitigation – The IOUs will (i) make these capital investments, which will be included in their WMPs, and (ii) recover their securitized financing costs without a ROE, with SDG&E’s share to be $215 million, or 4.3 percent of the $5 billion capital investment.

▪	Annual Safety Certification – The IOUs, subject to meeting various requirements, will receive an Annual Safety Certification from the CPUC.

▪
Retained insured exposures – The IOUs will continue to procure reasonable amounts of insurance or amounts determined by the fund administrator. Only claims in excess of the greater of $1 billion or the amount of insurance coverage required by the fund administrator are eligible for coverage by the Wildfire Fund.

The Liquidity Fund will be initially capitalized by a loan of up to $10.5 billion from the SMIF. The SMIF loan helps ensure funds are available, if needed. The SMIF loan will be repaid with proceeds anticipated to be received from the issuance of new DWR bonds. As a result of the electric IOUs’ commitment to participate in the Wildfire Fund, any reimbursement of the Wildfire Fund by a participating electric IOU will be determined as we describe below.
Optional Features of the Wildfire Legislation. The Wildfire Legislation also includes features that are available at the IOUs’ option. IOUs not subject to an insolvency proceeding, which are SDG&E and Edison, had the option to collectively notify the CPUC of their commitment to provide shareholder contributions as described below. SDG&E and Edison notified the CPUC of their commitment to participate. As a result, the Liquidity Fund described above will be used to help fund the Wildfire Fund described below, the other required features described above will still apply, and the following additional material features become operative:

▪
Creation of a Wildfire Fund – The fund will be initially established using the SMIF loan described above, with a similar repayment arrangement using proceeds anticipated from the issuance of new DWR bonds, and IOU shareholder contributions, as we describe below. The Wildfire Fund will provide liquidity to the participating IOUs to pay wildfire-related claims, subject to review by the fund administrator.

▪
IOU shareholder liability cap and obligation to reimburse – The Wildfire Fund provides clarified standards for the CPUC to apply in its prudency review, described below, in the event of wildfire losses. To the extent the IOU losses are found to be prudently incurred, the Wildfire Fund would absorb those losses. To the extent the IOU losses are found to be imprudently incurred, IOU shareholders would reimburse such losses to the Wildfire Fund, subject to a Liability Cap described below.

▪
Liability Cap – Subject to the IOU holding a valid Annual Safety Certification, a shareholder liability cap would limit, on a rolling three-year basis, the amount shareholders must pay for losses found to be imprudently incurred to 20 percent of the IOU’s Electric Transmission and Distribution Equity Rate Base, as published by the wildfire fund administrator annually. These payments, if any, would be used to reimburse the Wildfire Fund.

▪
Prudency standard of review – The prudency standard of review will be modified to require that, when reviewing wildfire liability losses paid, the CPUC apply clearer standards, similar to the FERC standard, when determining the reasonableness of a utility’s conduct related to an ignition. Under this standard, the conduct under review related to the ignition may consider factors within and beyond the utility’s control, including humidity, temperature and winds. Costs and expenses may be allocated for cost recovery in full or in part. Also, under this standard, an IOU’s conduct will be deemed reasonable if a valid Annual Safety Certification is in place, unless a serious doubt is raised, in which case the utility must dispel it.

▪	Insurance subrogation claim limit – The fund administrator will generally limit payments of subrogation claims to 40 percent of the claim value.
All three large California electric IOUs, PG&E, Edison and SDG&E, have committed to participate in the Wildfire Fund and are required to make initial shareholder contributions totaling $7.5 billion with additional annual contributions of $300 million in each of the next 10 years for a total shareholder contribution of $10.5 billion. These shareholder contributions will be combined with the Liquidity Fund proceeds, for a total of $21 billion. However, PG&E’s ultimate participation in the Wildfire Fund and its obligations to contribute are subject to specific conditions. If PG&E does not contribute to the Wildfire Fund, the total amount in the fund would be materially less.
SDG&E’s portion of the shareholder contribution will be approximately $452 million, with an initial contribution of $322.5 million to be paid by September 10, 2019. SDG&E expects to fund its initial shareholder contribution with proceeds from an equity contribution from Sempra Energy. We expect to fund the equity contribution to SDG&E with proceeds from issuances of commercial paper that may be replaced by long-term debt issuances or settling forward sale agreements through physical delivery of shares of our common stock in exchange for cash. SDG&E will also be required to make annual shareholder contributions of $12.9 million in each of the next 10 years. The initial and annual contributions are not subject to rate recovery.
SDG&E received its Annual Safety Certification from the CPUC on July 26, 2019, which is valid for 12 months. As a result, the Liability Cap for SDG&E will be approximately $825 million based on its 2018 rate base. The Liability Cap will apply on a rolling three-year basis so long as future Annual Safety Certifications are received and the Wildfire Fund has not been terminated, which could occur if funds are exhausted.

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
See Note 11 of the Notes to Condensed Consolidated Financial Statements for discussions of the following related to the Leak:

▪	Local Community Mitigation Efforts

▪	Civil and Criminal Litigation

▪	Regulatory Proceedings

▪	Governmental Investigations and Orders and Additional Regulation

▪	Insurance
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
Cost Estimates and Accounting Impact
At June 30, 2019, SoCalGas estimates its costs related to the Leak are $1,082 million (the cost estimate), which includes $1,053 million of costs recovered or probable of recovery from insurance. Approximately 52 percent of the cost estimate is for the temporary relocation program (including cleaning costs and certain labor costs). The remaining portion of the cost estimate includes costs incurred to defend litigation, the costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis, efforts to control the well, to mitigate the actual natural gas released, the cost of replacing the lost gas, and other costs, as well as the estimated costs to settle certain actions. SoCalGas adjusts the cost estimate as additional information becomes available. A substantial portion of the cost estimate has been paid, and $46 million is accrued in Reserve for Aliso Canyon Costs and $9 million is accrued in Deferred Credits and Other as of June 30, 2019 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
As of June 30, 2019, we recorded the expected recovery of the cost estimate related to the Leak of $381 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $672 million of insurance proceeds we received through June 30, 2019. The Insurance Receivable for Aliso Canyon Costs and insurance proceeds received to date relate to portions of the cost estimate described above, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response including for an independent third party to conduct a root cause analysis, the costs to settle certain claims as described in “Civil and Criminal Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements, the estimated costs to perform obligations pursuant to settlement of some of those claims, legal costs and lost gas. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
As described in “Civil and Criminal Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements, the actions seek compensatory, statutory and punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs, which, except for the amounts paid or estimated to settle certain actions, are not included in the cost estimate as it is not possible at this time to predict the outcome of these actions or reasonably estimate the amount of damages, restitution or civil, administrative or criminal fines, penalties or other costs that may be imposed. The recorded amounts above also do not include future legal costs necessary to defend litigation, and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. Furthermore, the cost estimate does not include any sanctions, fines, penalties or other costs that may be imposed by the CPUC in connection with the OII opened in June 2019 and certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits.
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
During the suspension period, SoCalGas advised the California ISO, CEC, CPUC and PHMSA of its concerns that the inability to inject natural gas into the Aliso Canyon natural gas storage facility posed a risk to energy reliability in Southern California. Following the resumption of injection operations, the CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility to help ensure safety and reliability for the region and just and reasonable rates in California, the most recent of which, issued in July 2018, directed SoCalGas to maintain up to 34 Bcf of working gas. Limited withdrawals of natural gas from the facility were made in 2018 and 2019 to augment natural gas supplies during critical demand periods. In July 2019, the CPUC issued a revised protocol authorizing withdrawals of natural gas from the facility if gas supply is low in the region, to maintain system reliability and price stability.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2019, the Aliso Canyon natural gas storage facility had a net book value of $762 million. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.

CALIFORNIA UTILITIES – JOINT MATTERS
Capital Project Updates

JOINT CAPITAL PROJECTS PENDING REGULATORY RESOLUTION – CALIFORNIA UTILITIES

Project description		Estimated capital cost (in millions)		Status
Line 1600 Test or Replacement Project
▪	Pursuant to a CPUC order, in September 2018, SDG&E and SoCalGas submitted a plan to the CPUC to address Line 1600 PSEP requirements by replacing 37 miles of Line 1600 predominately in populated areas and testing 13 miles of Line 1600 in rural areas.	$671	▪	In January 2019, the CPUC approved the proposed plan to address Line 1600 PSEP requirements. Cost recovery will be addressed in future GRCs.
▪	Estimated O&M implementation cost of $45 million and cost to retire portions of Line 1600 of $14 million at SDG&E.		▪	In May 2019, certain intervenors filed a petition to re-open the proceeding and review the proposed plan.
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

PIPELINE SAFETY ENHANCEMENT PLAN – COST SUMMARY
(Dollars in millions)
	2011 through June 30, 2019
	Total invested(1)	CPUC review completed(2)	CPUC review pending(3)	2019 and future applications(4)(5)
Sempra Energy Consolidated:
Capital	$1,767	$213	$853	$701
Operation and maintenance	212	82	85	45
Total	$1,979	$295	$938	$746
SoCalGas:
Capital	$1,397	$199	$731	$467
Operation and maintenance	203	81	78	44
Total	$1,600	$280	$809	$511
SDG&E:
Capital	$370	$14	$122	$234
Operation and maintenance	9	1	7	1
Total	$379	$15	$129	$235

(1)
Excludes certain pressure testing and pipeline replacement costs incurred through June 30, 2019 that were not eligible for recovery based on prior CPUC decisions. Also excludes $45 million incurred for the Line 1600 Test or Replacement Project.

(2)	Includes costs approved in the 2017 Forecast Application. Excludes $2 million of PSEP-specific insurance costs for which SoCalGas and SDG&E are authorized to request recovery in a future filing.

(3)	Costs for completed projects pursuant to the 2018 Reasonableness Review Application filed in November 2018, with a decision expected in 2020.

(4)	Remaining costs not the subject of prior applications are to be included in subsequent GRCs.

(5)	Authorized to recover 50 percent of the Phase 1 revenue requirement annually, subject to refund.

If either SoCalGas or SDG&E are unable to recover a significant amount of these safety investments from ratepayers, it could have a material adverse effect on the cash flows, results of operations and financial condition of SoCalGas, SDG&E and Sempra Energy.
We provide additional information about the credit ratings of Sempra Energy, SDG&E and SoCalGas below in “Item 1A. Risk Factors.”
SEMPRA TEXAS UTILITIES
Oncor Holdings
As we discuss in Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements, on May 16, 2019, Oncor completed the acquisition of 100 percent of the issued and outstanding shares of InfraREIT and 100 percent of the limited partnership units of its subsidiary, InfraREIT Partners, pursuant to the InfraREIT Merger Agreement. Under the InfraREIT Merger Agreement, Oncor paid merger consideration of $1,275 million or $21 per share. On May 16, 2019, in connection with and immediately after the closing of the acquisition, Oncor extinguished all of InfraREIT’s outstanding debt (totaling $953 million) by repaying an aggregate principal amount of $602 million on behalf of InfraREIT’s subsidiaries (using proceeds from a term loan and issuances of commercial paper), and exchanging an aggregate principal amount of $351 million of secured senior notes issued by InfraREIT subsidiaries for secured senior notes issued by Oncor.
Sharyland Holdings
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, on May 16, 2019, Sempra Energy acquired an indirect, 50-percent interest in Sharyland Holdings for $102 million (subject to customary closing adjustments), which we account for as an equity method investment.

SEMPRA MEXICO
Capital Project Updates

CAPITAL PROJECTS – SEMPRA MEXICO – GAS BUSINESS

Project description		Our share of estimated capital cost (in millions)		Status
Sur de Texas-Tuxpan Marine Pipeline
▪	IMG was awarded the right to build, own and operate the natural gas marine pipeline in June 2016 by the CFE.	$992	▪	Completed in June 2019; pending acceptance of the in-service date by the CFE.
▪	Sempra Mexico has a 40-percent interest in IMG, a JV with TC Energy, which owns the remaining 60-percent interest.		▪	In June 2019, the CFE sent IMG a request for arbitration over certain contract terms relating to force majeure clauses and fixed capacity payments applicable to such events.
▪	Natural gas transportation services agreement for a 25-year term, denominated in U.S. dollars.
Manzanillo Terminal
▪	Plan to develop, construct and operate a marine terminal for the receipt, storage and delivery of refined products in Manzanillo, Colima.	$149 to $235	▪	Estimated completion: first quarter of 2021.
▪
Increased storage capacity to 2.2 million barrels is fully contracted under long-term, U.S. dollar-denominated agreements with British Petroleum, Trafigura Mexico, S.A. de C.V. and Marathon Petroleum Corporation.

▪
Sempra Mexico has a 52.4-percent interest in TP Terminals, S. de. R.L. de C.V., a JV with Trafigura Mexico, S.A. de C.V., which owns the remaining 47.6-percent interest. Sempra Mexico has the option to increase its ownership interest up to 82.5 percent.

Ecogas
▪	Expansion plan to connect approximately 40 thousand new customers in the next two years.	$78	▪	Estimated completion: 2019 through 2021 as portions are completed.

CAPITAL PROJECTS – SEMPRA MEXICO – POWER BUSINESS

Project description		Our share of estimated capital cost (in millions)		Status
La Rumorosa Solar Complex
▪	Awarded 41-MW photovoltaic solar energy project located in Baja California, Mexico, in an auction conducted by Mexico’s National Center of Electricity Control (Centro Nacional de Control de Energía) in September 2016.	$50	▪	Completed in June 2019.
▪	Contracted by the CFE under a 15-year renewable energy agreement and a 20-year clean energy certificate agreement, denominated in U.S. dollars.
Tepezalá II Solar Complex
▪	Awarded 100-MW photovoltaic solar energy project located in Aguascalientes, Mexico, in an auction conducted by Mexico’s National Center of Electricity Control in September 2016.	$90	▪	Estimated completion: third quarter of 2019.
▪	Contracted by the CFE under 15-year renewable energy and capacity agreements and a 20-year clean energy certificate agreement, denominated in U.S. dollars.
▪
Trina Solar owns a 10-percent interest in the project. Sempra Mexico has the option to purchase, and Trina Solar has the option to sell, Trina Solar’s ownership interest at the end of the construction period, before operations commence.

Certain assertions made by the CFE and Mexican government, coupled with the request for arbitration by the CFE to IEnova and IMG and other recent statements and actions by the CFE, raise serious concerns over whether the terms of Sempra Mexico’s gas pipeline contracts will be honored or disputed in arbitration. IEnova remains committed to continue a constructive dialogue with the authorities. IEnova and other affected natural gas pipeline developers have joined the CFE and the President of Mexico’s representatives in negotiations to resolve the dispute.
The failure by the CFE to honor the terms of Sempra Mexico’s gas pipeline contracts, the loss in arbitration or litigation over disputes regarding these contracts, and the inability to enter into gas pipeline contracts in the future could have a material adverse effect on Sempra Energy’s cash flows, financial condition, results of operation and prospects.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Item 1A. Risk Factors” in the Annual Report.
Guaymas-El Oro Segment of the Sonora Pipeline
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, IEnova has received force majeure payments for the Guaymas-El Oro segment of the Sonora pipeline since August 2017, which payments are scheduled to end in August 2019, after damage to that segment of the pipeline made it inoperable and a court order has prevented repairs to put the pipeline back in service. Under the contract and prior to the expiration of the force majeure period, IEnova may terminate the contract and seek to recover its reasonable and documented costs and lost profits.
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event.
If IEnova is unable to reach a satisfactory and timely resolution through discussions or arbitration or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment.
Sur de Texas-Tuxpan Marine Pipeline
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, IMG received force majeure payments for the Sur de Texas-Tuxpan marine pipeline from November 2018 through April 2019, after construction delays extended the commercial operation date. While awaiting acceptance of the in-service date by the CFE, in June 2019, IMG received a request for arbitration from the CFE generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. To date, the CFE has declined to issue the certificate needed to allow the pipeline to enter commercial operation. IEnova and TC Energy are in active discussions with the CFE and the outcome of the discussions and arbitration remains uncertain. If IEnova and TC Energy are unable to reach a satisfactory and timely resolution through discussion or arbitration, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment.
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
In June 2018, we selected a TechnipFMC plc and Kiewit Corporation partnership as the EPC contractor for the first phase of the proposed ECA LNG liquefaction facility project (ECA LNG Phase 1). The TechnipFMC-Kiewit partnership is to perform the engineering, planning and related activities necessary to prepare, negotiate and finalize a definitive EPC contract for ECG LNG Phase 1. The current arrangement with the TechnipFMC-Kiewit partnership does not commit any party to enter into a definitive EPC contract or otherwise participate in the project.
The ultimate participation of TOTAL S.A., Mitsui & Co., Ltd. and Tokyo Gas Co., Ltd. in the potential ECA LNG project as contemplated by a Heads of Agreements signed in November 2018 remains subject to finalization of definitive agreements, among other factors, and none of these parties has committed to participate in this project. The development of the ECA LNG

Phase 1 and Phase 2 projects is subject to numerous risks and uncertainties, including obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a final investment decision; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes and permit challenges could materially and adversely affect the development of these projects. For a discussion of these risks, see “Item 1A. Risk Factors” in the Annual Report.
SEMPRA RENEWABLES
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, in April 2019, Sempra Renewables sold its remaining wind assets and investments and received cash proceeds of $569 million, net of transaction costs. Upon completion of the sale, remaining nominal business activities at Sempra Renewables were subsumed into Parent and other, and the Sempra Renewables segment ceased to exist.
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
In May 2019, construction of the first of three trains was completed and the first commissioning cargo carrying LNG was shipped. On July 26, 2019, Cameron LNG JV received authorization from the FERC to place Train 1 in service. We expect that substantial completion of Train 1 under the EPC contract will occur in the coming days.
In June 2019, Cameron LNG JV entered into an amendment to the EPC contract to provide for certain performance-based commercial considerations, including potential bonus payments to be paid by Cameron LNG JV if the contractor meets certain scheduled milestones and a resetting of the applicable start date for liquidated damages that would arise due to the delay of a train achieving substantial completion as contemplated by the EPC contract. The amendment also waives all of the contractor’s known and unknown claims prior to June 28, 2019. The amendment became effective on July 1, 2019.
This recent EPC contract amendment, a prior settlement agreement between Cameron LNG JV and the EPC contractor, and project delays increased the total estimated cost, including capitalized interest, of the integrated Cameron LNG JV facility above the project budget and associated contingency adopted at the time of our final investment decision. We expect this increase will not be material to Sempra Energy, though the project may incur additional costs above what is currently anticipated that may be material to the overall cost of the project.
Based on a number of factors, we believe it is reasonable to expect Train 2 and Train 3 to begin producing LNG in the first and second quarters, respectively, of 2020. These factors include, among others, the EPC contractor’s progress to date, the current commissioning activities, the remaining work to be performed, the project schedules received from the EPC contractor, Cameron LNG JV’s own review of the project schedules, the assumptions underlying such schedules, and the inherent risks in constructing and testing facilities such as the Cameron LNG JV liquefaction facility. For a discussion of the Cameron LNG JV and of these risks and other risks relating to the development of the Cameron LNG JV liquefaction project that could adversely affect our future performance, see Note 6 of the Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in the Annual Report.
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
In April 2019, the FERC approved the siting, construction and operation of the Port Arthur liquefaction facility, along with certain natural gas pipelines, including the Louisiana Connector Pipeline, that could be used to supply feed gas to the liquefaction facility, assuming the project is completed.
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
In May 2019, Aramco Services Company and Sempra LNG signed a Heads of Agreement for the negotiation and finalization of a definitive 20-year LNG sale and purchase agreement for 5 Mtpa of LNG offtake. The Heads of Agreement also includes the negotiation and finalization of a 25-percent equity investment in the project.

In June 2019, Sempra LNG initiated with the FERC the pre-filing review of a proposed extension of Port Arthur Pipeline, LLC’s Louisiana Connector Pipeline to Delhi, Louisiana. The proposed extension would also include increasing the size of the pipeline from 42 inches to 48 inches.
In June 2017, Port Arthur signed an MOU with Korea Gas Corporation for potential participation in the Port Arthur LNG project as an LNG buyer and equity participant. The MOU expired in accordance with its terms in June 2019.
Also, in June 2019, Sempra LNG initiated with the FERC the pre-filing review of a proposed FERC application for the siting, construction and operation of a second phase at the Port Arthur facility. The pre-filing documentation contemplates, among other things, the potential addition of two liquefaction trains at the Port Arthur facility.
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

INTEREST RATE RISK
The table below shows the nominal amount of debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	June 30, 2019			December 31, 2018
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Short-term:
California Utilities	$18	$18	$—	$547	$291	$256
Other	2,380	—	—	1,477	—	—
Long-term:
California Utilities fixed-rate	$9,127	$5,318	$3,809	$8,377	$4,918	$3,459
California Utilities variable-rate	52	52	—	78	78	—
Other fixed-rate	11,888	—	—	10,804	—	—
Other variable-rate	1,246	—	—	2,091	—	—

(1)
After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations and build-to-suit lease.

Interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable long-term debt. If weighted-average interest rates on short-term debt outstanding at June 30, 2019 increased or decreased by 10 percent, the change in earnings over the next 12-month period ended June 30, 2020 would be approximately $7 million. If interest rates increased or decreased by 10 percent on all variable-rate long-term debt at June 30, 2019, after considering the effects of interest rate swaps, the change in earnings over the next 12-month period ended June 30, 2020 would be approximately $3 million.
CREDIT RATINGS
We provide additional information about the credit ratings of Sempra Energy, SDG&E and SoCalGas in “Item 1A. Risk Factors” herein and in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Credit Ratings” in the Annual Report.
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels in the first six months of 2019. At June 30, 2019:

▪	Moody’s issuer rating was Baa1 with a negative outlook for Sempra Energy, Baa1 with a negative outlook for SDG&E and A1 with a negative outlook for SoCalGas;

▪	S&P’s issuer credit rating was BBB+ with a negative outlook for Sempra Energy, BBB+ with a negative outlook for SDG&E and A with a negative outlook for SoCalGas; and

▪	Fitch long-term issuer default rating was BBB+ with a stable outlook for Sempra Energy, BBB+ with a negative outlook for SDG&E and A with a stable outlook for SoCalGas.
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
Sempra Energy has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt is rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at June 30, 2019.

FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” herein and in “Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At June 30, 2019, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2018.

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
Under the supervision and with the participation of management, including the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the factors discussed above in “Item 2. MD&A” and the risk factors disclosed in “Item 1A. Risk Factors” in the Annual Report and the risk factor discussed below. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in the Annual Report. Any of the risks and other information discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in “Item 1A. Risk Factors” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities or those of our subsidiaries.
Risks Related to Sempra Energy Subsidiaries
Certain credit rating agencies may downgrade our credit ratings or place those ratings on negative outlook, and some of those actions may occur in the relatively near term.
Credit rating agencies routinely evaluate Sempra Energy, SDG&E and SoCalGas, and their ratings are based on a number of factors, including the increased risk of wildfires in California, perceived supportiveness of the regulatory environment affecting utility operations, including delays in, or difficulty or denial of, recovery for wildfire-related costs, ability to generate cash flows, level of indebtedness, overall financial strength, diversification beyond the regulated utility business (in the case of Sempra Energy), and the status of certain capital projects, as well as other factors beyond our control, such as the state of the economy and our industry generally. Downgrades and factors causing downgrades of one or both of the California Utilities can have a material impact on Sempra Energy’s credit ratings.
The current Moody’s, S&P and Fitch (collectively, the “Rating Agencies”) issuer credit ratings for Sempra Energy are Baa1, BBB+ and BBB+, respectively, with Moody’s and S&P having a negative outlook for Sempra Energy. The negative outlook is primarily the result of, in the case of Moody’s, the execution risk that remains as Sempra Energy carries out plans to sell its South American utilities, the delays at the Cameron LNG JV facilities, SDG&E’s exposure to wildfire risk in California and the potential impact on Sempra Energy’s financial credit metrics. After the passage of the Wildfire Legislation into law on July 12, 2019, S&P affirmed Sempra Energy’s ratings and negative outlook, stating that it could lower the ratings of Sempra Energy and its subsidiaries if SDG&E chose not to participate in the larger Wildfire Fund or lower the ratings of Sempra Energy over the next six months if the consolidated financial credit metrics do not improve as expected. SDG&E, Edison and PG&E have since notified the CPUC of their commitment to participate in the Wildfire Fund. Fitch has a stable outlook for Sempra Energy.
Prior to the passage of the Wildfire Legislation, the Rating Agencies initiated credit ratings actions that negatively impacted SDG&E’s ratings as a result of the Rating Agencies’ assessments of the increased risk of wildfires in California, the current California regulatory environment, recent wildfires in California and the possible inability to recover costs and expenses in cases where California IOUs, like SDG&E, are determined to have had their equipment be the cause of a fire.
The Rating Agencies issued reports and commentary after the passage of the Wildfire Legislation and generally found that the solutions in the legislation were credit positive. Each made reference to the more credit supportive prudency standard associated with the Wildfire Fund, and the potential cap on any future liabilities, but noted uncertainty regarding California’s ability to effectively implement the standard.
In response to the passage of the Wildfire Legislation into law, Fitch affirmed SDG&E’s long-term issuer default rating of BBB+ and revised its outlook to stable from negative on July 17, 2019. After SDG&E notified the CPUC of its commitment to participate in the Wildfire Fund and obtained its Annual Safety Certification, Moody’s affirmed SDG&E’s issuer rating of Baa1 and revised its outlook to positive from negative on July 29, 2019, and S&P affirmed SDG&E’s issuer credit rating of BBB+ and revised its outlook to stable from negative on July 30, 2019.
S&P affirmed SoCalGas’ issuer credit rating at A with a negative outlook on July 15, 2019 in response to the passage of the Wildfire Legislation into law. On May 22, 2019, Moody’s affirmed SoCalGas’ issuer rating at A1, but changed its outlook to negative, citing, among other things, deteriorating credit metrics over the past several years as well as heightened regulatory and political uncertainty for all utilities operating in California. Moody’s noted that SoCalGas’ ratings could be downgraded if SoCalGas’ credit metrics do not improve materially after the completion of ongoing regulatory proceedings or if the political or regulatory environment deteriorates or becomes more uncertain for local distribution companies operating in California. Fitch affirmed SoCalGas’ long-term issuer default rating at A with a stable outlook on April 19, 2019.
While Sempra Energy’s, SDG&E’s and SoCalGas’ credit ratings remain investment grade, each of the Rating Agencies reviews its ratings periodically, and there is no assurance that the current credit ratings and ratings outlooks assigned to Sempra Energy, SDG&E and SoCalGas will not be downgraded.
A downgrade of Sempra Energy’s or either of its California Utilities’ credit ratings or ratings outlooks may materially and adversely affect the market prices of Sempra Energy’s equity and debt securities, the interest rates at which their borrowings are made and debt securities and commercial paper are issued, and the various fees on their credit facilities. This could make it significantly more costly for Sempra Energy, SDG&E, SoCalGas and Sempra Energy’s other subsidiaries to borrow money, to issue debt securities and to raise certain other types of capital and/or complete additional financings. Such negative credit ratings actions and the reasons for such actions could materially and adversely affect our cash flows, results of operations and financial condition and the market price of, and our ability to pay the principal of and interest on, our debt securities.

ITEM 6. EXHIBITS
The following exhibits relate to each registrant as indicated.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit or Appendix	Filing Date

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Sempra Energy

4.1	Subordinated Indenture, dated as of June 26, 2019, between Sempra Energy and U.S. Bank National Association, as trustee.		8-K		Exhibit 4.2	6/26/2019

4.2	Officers’ Certificate of Sempra Energy, including the form of 5.750% Junior Subordinated Notes due 2079.		8-K		Exhibit 4.1	6/26/2019

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy/San Diego Gas & Electric Company/Southern California Gas Company

Compensation
10.1	Sempra Energy 2019 Long-Term Incentive Plan.		DEF 14A		Appendix E	3/22/2019

10.2	Form of Sempra Energy 2019 Long-Term Incentive Plan 2019 Time-Based Restricted Stock Unit Award - Five Year Vest.	X

10.3	Form of Sempra Energy 2019 Long-Term Incentive Plan Non-Employee Directors’ Annual Restricted Stock Unit Award.	X

10.4	Form of Sempra Energy 2019 Long-Term Incentive Plan Non-Employee Directors’ Initial Restricted Stock Unit Award.	X

10.5	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Time-Based Restricted Stock Unit Award - One Year Vest.	X

Sempra Energy/Southern California Gas Company

10.6	Severance Pay Agreement between Sempra Energy and Mia DeMontigny, dated June 15, 2019.	X

10.7	Severance Pay Agreement between Sempra Energy and Maryam S. Brown, dated March 1, 2017.	X

Exhibit Number	Exhibit Description	Filed Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company

32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: August 2, 2019	By: /s/ Peter R. Wall
Peter R. Wall Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 2, 2019	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 2, 2019	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny Vice President, Controller, Chief Financial Officer and Chief Accounting Officer