Form 10-Q
period 2019-09-30
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2019-11-01
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number			State of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY			California	33-0732627	No change
488 8th Avenue
	San Diego,	California	92101
	(619)	696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY			California	95-1184800	No change
8326 Century Park Court
	San Diego,	California	92123
	(619)	696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY			California	95-1240705	No change
555 West Fifth Street
	Los Angeles,	California	90013
	(213)	244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
SEMPRA ENERGY:
Sempra Energy Common Stock, without par value	SRE	NYSE

Sempra Energy 6% Mandatory Convertible Preferred Stock, Series A, $100 liquidation preference	SREPRA	NYSE

Sempra Energy 6.75% Mandatory Convertible Preferred Stock, Series B, $100 liquidation preference	SREPRB	NYSE

Sempra Energy 5.75% Junior Subordinated Notes Due 2079, $25 par value	SREA	NYSE

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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on October 28, 2019:

Sempra Energy	281,895,936	shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

GLOSSARY

2016 GRC FD	final decision in the California Utilities’ 2016 General Rate Case
2019 GRC FD	final decision in the California Utilities’ 2019 General Rate Case
AB	Assembly Bill
AEP	American Electric Power Company, Inc.
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2018
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
Asset Exchange Agreement	agreement and plan of merger among Oncor, SDTS and SU
ASU	Accounting Standards Update
Bay Gas	Bay Gas Storage Company, Ltd.
Bcf	billion cubic feet
Blade	Blade Energy Partners
BP	British Petroleum or its subsidiaries
bps	basis points
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CARB	California Air Resources Board
CEC	California Energy Commission
CFE	Comisión Federal de Electricidad (Federal Electricity Commission of Mexico)
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
CPUC	California Public Utilities Commission
CRR	congestion revenue right
DOE	U.S. Department of Energy
DOGGR	California Department of Conservation’s Division of Oil, Gas, and Geothermal Resources
DPH	Los Angeles County Department of Public Health
DWR	California Department of Water Resources
ECA	Energía Costa Azul
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EFIH	Energy Future Intermediate Holding Company LLC (renamed Sempra Texas Intermediate Holding Company LLC)
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
EPA	U.S. Environmental Protection Agency
EPC	engineering, procurement and construction
EPS	earnings per common share
ETR	effective income tax rate
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HLBV	hypothetical liquidation at book value
HMRC	United Kingdom’s Revenue and Customs Department
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IMG	Infraestructura Marina del Golfo
InfraREIT	InfraREIT, Inc. (merged into a wholly owned subsidiary of Oncor)
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

GLOSSARY (CONTINUED)

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
Factors, among others, that could cause our actual results and future actions to differ materially from those described in any forward-looking statements include risks and uncertainties relating to:

▪
the greater degree and prevalence of wildfires in California in recent years and the risk that we may be found liable for damages regardless of fault, such as where inverse condemnation applies, and the risk that we may not be able to recover any such costs from insurance, the California wildfire fund or in rates from customers in California or otherwise;

▪
actions and the timing of actions, including decisions, investigations, new regulations and issuances of permits and other authorizations and renewal of franchises by the CFE, CPUC, DOE, DOGGR, DPH, EPA, FERC, PHMSA, PUCT, states, cities and counties, and other regulatory and governmental bodies in the U.S. and other countries in which we operate;

▪
the success of business development efforts, construction projects, and major acquisitions, divestitures and internal structural changes, including risks in (i) obtaining or maintaining authorizations; (ii) completing construction projects on schedule and budget; (iii) obtaining the consent of partners; (iv) counterparties’ financial ability or otherwise to fulfill contractual commitments; (v) winning competitively bid infrastructure projects; (vi) the ability to complete contemplated acquisitions and/or divestitures and the disruptions caused by such efforts; and (vii) the ability to realize anticipated benefits from any of these efforts once completed;

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

▪
changes in capital markets, energy markets and economic conditions, including the availability of credit; and volatility in foreign currency exchange, interest and inflation rates and commodity prices and our ability to effectively hedge the risk of such volatility;

▪
changes in foreign and domestic trade policies and laws, including border tariffs and revisions to or replacement of international trade agreements, such as the North American Free Trade Agreement, that may increase our costs or impair our ability to resolve trade disputes;

▪	actions of activist shareholders, which could disrupt our operations by, among other things, requiring significant time by management and our board of directors;

▪	the impact of federal or state tax reform and our ability to mitigate adverse impacts; and

▪	other uncertainties, some of which may be difficult to predict and are beyond our control.
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described herein, in our most recent Annual Report and in other reports that we file with the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)
REVENUES
Utilities	$2,398	$2,102	$6,808	$6,112
Energy-related businesses	360	463	1,078	1,164
Total revenues	2,758	2,565	7,886	7,276

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(122)	(255)	(789)	(782)
Cost of electric fuel and purchased power	(410)	(446)	(929)	(1,037)
Energy-related businesses cost of sales	(94)	(119)	(265)	(258)
Operation and maintenance	(845)	(792)	(2,515)	(2,275)
Depreciation and amortization	(402)	(366)	(1,174)	(1,115)
Franchise fees and other taxes	(127)	(131)	(369)	(352)
Impairment losses	(43)	(4)	(43)	(1,304)
(Loss) gain on sale of assets	(3)	—	63	—
Other (expense) income, net	(7)	96	103	192
Interest income	22	19	64	66
Interest expense	(279)	(222)	(797)	(656)
Income (loss) from continuing operations before income taxes and equity earnings	448	345	1,235	(245)
Income tax (expense) benefit	(61)	(139)	(150)	221
Equity earnings	266	74	485	49
Income from continuing operations, net of income tax	653	280	1,570	25
Income from discontinued operations, net of income tax	256	54	292	137
Net income	909	334	1,862	162
Earnings attributable to noncontrolling interests	(60)	(24)	(146)	(12)
Mandatory convertible preferred stock dividends	(36)	(36)	(107)	(89)
Preferred dividends of subsidiary	—	—	(1)	(1)
Earnings attributable to common shares	$813	$274	$1,608	$60

Basic earnings (losses) per common share:
Earnings (losses) from continuing operations attributable to common shares	$2.04	$0.83	$4.86	$(0.21)
Earnings from discontinued operations attributable to common shares	$0.89	$0.17	$0.97	$0.44
Earnings attributable to common shares	$2.93	$1.00	$5.83	$0.23
Weighted-average common shares outstanding	277,360	273,944	275,684	265,963

Diluted earnings (losses) per common share:
Earnings (losses) from continuing operations attributable to common shares	$2.00	$0.82	$4.79	$(0.21)
Earnings from discontinued operations attributable to common shares	$0.84	$0.17	$0.95	$0.44
Earnings attributable to common shares	$2.84	$0.99	$5.74	$0.23
Weighted-average common shares outstanding	295,789	275,907	279,809	265,963

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount	Noncontrolling interests (after-tax)	Total
	(unaudited)
	Three months ended September 30, 2019 and 2018
2019:
Net income	$762	$87	$849	$60	$909
Other comprehensive income (loss):
Foreign currency translation adjustments	(91)	—	(91)	(8)	(99)
Financial instruments	(55)	18	(37)	(4)	(41)
Pension and other postretirement benefits	(3)	1	(2)	—	(2)
Total other comprehensive loss	(149)	19	(130)	(12)	(142)
Comprehensive income	$613	$106	$719	$48	$767
2018:
Net income	$477	$(167)	$310	$24	$334
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	—	(16)	(2)	(18)
Financial instruments	22	(7)	15	4	19
Pension and other postretirement benefits	(14)	4	(10)	—	(10)
Total other comprehensive (loss) income	(8)	(3)	(11)	2	(9)
Comprehensive income	$469	$(170)	$299	$26	$325

	Nine months ended September 30, 2019 and 2018
2019:
Net income	$1,898	$(182)	$1,716	$146	$1,862
Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	—	(45)	(2)	(47)
Financial instruments	(213)	70	(143)	(16)	(159)
Pension and other postretirement benefits	22	(6)	16	—	16
Total other comprehensive loss	(236)	64	(172)	(18)	(190)
Comprehensive income	1,662	(118)	1,544	128	1,672
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred
dividends of subsidiary	$1,661	$(118)	$1,543	$128	$1,671
2018:
Net income	$23	$127	$150	$12	$162
Other comprehensive income (loss):
Foreign currency translation adjustments	(78)	—	(78)	(5)	(83)
Financial instruments	145	(45)	100	20	120
Pension and other postretirement benefits	(8)	3	(5)	—	(5)
Total other comprehensive income	59	(42)	17	15	32
Comprehensive income	82	85	167	27	194
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred
dividends of subsidiary	$81	$85	$166	$27	$193

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106	$102
Restricted cash	28	35
Accounts receivable – trade, net	976	1,215
Accounts receivable – other, net	455	320
Dividends receivable from discontinued operations	422	—
Due from unconsolidated affiliates	40	37
Income taxes receivable	98	60
Inventories	270	258
Regulatory assets	183	138
Greenhouse gas allowances	59	59
Assets held for sale	—	713
Assets held for sale in discontinued operations	720	459
Other	309	249
Total current assets	3,666	3,645

Other assets:
Restricted cash	3	21
Due from unconsolidated affiliates	712	644
Regulatory assets	1,942	1,589
Nuclear decommissioning trusts	1,049	974
Investment in Oncor Holdings	11,145	9,652
Other investments	2,076	2,320
Goodwill	1,602	1,602
Other intangible assets	216	224
Dedicated assets in support of certain benefit plans	439	416
Insurance receivable for Aliso Canyon costs	354	461
Deferred income taxes	157	141
Greenhouse gas allowances	483	289
Right-of-use assets – operating leases	595	—
Wildfire fund	381	—
Assets held for sale in discontinued operations	3,395	3,259
Sundry	850	962
Total other assets	25,399	22,554

Property, plant and equipment:
Property, plant and equipment	48,139	46,615
Less accumulated depreciation and amortization	(12,619)	(12,176)
Property, plant and equipment, net ($295 at December 31, 2018 related to Otay Mesa VIE)	35,520	34,439
Total assets	$64,585	$60,638

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30, 2019	December 31, 2018(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,588	$2,024
Accounts payable – trade	959	1,160
Accounts payable – other	170	138
Due to unconsolidated affiliates	12	10
Dividends and interest payable	517	480
Accrued compensation and benefits	362	440
Regulatory liabilities	445	105
Current portion of long-term debt and finance leases ($28 at December 31, 2018 related to Otay Mesa VIE)	1,623	1,644
Reserve for Aliso Canyon costs	45	160
Greenhouse gas obligations	59	59
Liabilities held for sale in discontinued operations	804	368
Other	914	935
Total current liabilities	9,498	7,523

Long-term debt and finance leases ($190 at December 31, 2018 related to Otay Mesa VIE)	20,995	20,903

Deferred credits and other liabilities:
Due to unconsolidated affiliates	39	37
Pension and other postretirement benefit plan obligations, net of plan assets	1,120	1,143
Deferred income taxes	2,360	2,321
Deferred investment tax credits	22	24
Regulatory liabilities	3,823	4,016
Asset retirement obligations	2,824	2,786
Greenhouse gas obligations	281	131
Liabilities held for sale in discontinued operations	1,023	1,013
Deferred credits and other	2,049	1,493
Total deferred credits and other liabilities	13,541	12,964

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
6% mandatory convertible preferred stock, series A (17.25 million shares issued and outstanding)	1,693	1,693
6.75% mandatory convertible preferred stock, series B (5.75 million shares issued and outstanding)	565	565
Common stock (750 million shares authorized; 282 million and 274 million shares outstanding at September 30, 2019 and December 31, 2018, respectively; no par value)	6,374	5,540
Retained earnings	10,966	10,104
Accumulated other comprehensive income (loss)	(978)	(764)
Total Sempra Energy shareholders’ equity	18,620	17,138
Preferred stock of subsidiary	20	20
Other noncontrolling interests	1,911	2,090
Total equity	20,551	19,248
Total liabilities and equity	$64,585	$60,638

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,862	$162
Less: Income from discontinued operations, net of income tax	(292)	(137)
Income from continuing operations, net of income tax	1,570	25
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,174	1,115
Deferred income taxes and investment tax credits	12	(328)
Impairment losses	43	1,304
Gain on sale of assets	(63)	—
Equity earnings	(485)	(49)
Share-based compensation expense	56	50
Fixed-price contracts and other derivatives	(12)	(44)
Other	16	36
Intercompany activities with discontinued operations, net	184	72
Net change in other working capital components	(200)	491
Insurance receivable for Aliso Canyon costs	107	(56)
Wildfire fund, current and noncurrent	(323)	—
Changes in other noncurrent assets and liabilities, net	(250)	(177)
Net cash provided by continuing operations	1,829	2,439
Net cash provided by discontinued operations	289	220
Net cash provided by operating activities	2,118	2,659

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,590)	(2,654)
Expenditures for investments and acquisition	(1,449)	(9,921)
Proceeds from sale of assets	899	1
Decrease in cash from deconsolidation of Otay Mesa VIE	(8)	—
Purchases of nuclear decommissioning trust assets	(728)	(703)
Proceeds from sales of nuclear decommissioning trust assets	728	703
Advances to unconsolidated affiliates	(16)	(81)
Repayments of advances to unconsolidated affiliates	12	4
Intercompany activities with discontinued operations, net	(257)	(18)
Other	33	38
Net cash used in continuing operations	(3,376)	(12,631)
Net cash used in discontinued operations	(63)	(161)
Net cash used in investing activities	(3,439)	(12,792)
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Nine months ended September 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(734)	(645)
Preferred dividends paid	(107)	(53)
Issuances of mandatory convertible preferred stock, net	—	2,259
Issuances of common stock, net	757	2,261
Repurchases of common stock	(23)	(20)
Issuances of debt (maturities greater than 90 days)	3,269	8,458
Payments on debt (maturities greater than 90 days) and finance leases	(2,500)	(2,836)
Increase in short-term debt, net	888	715
Proceeds from sale of noncontrolling interests, net	5	90
Purchases of noncontrolling interests	(30)	—
Contributions from (distributions to) noncontrolling interests, net	171	(88)
Intercompany activities with discontinued operations, net	(128)	70
Other	(42)	(112)
Net cash provided by continuing operations	1,526	10,099
Net cash provided by (used in) discontinued operations	49	(34)
Net cash provided by financing activities	1,575	10,065

Effect of exchange rate changes in continuing operations	—	—
Effect of exchange rate changes in discontinued operations	(3)	(8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(8)

Increase (decrease) in cash, cash equivalents and restricted cash, including discontinued operations	251	(76)
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	246	364
Cash, cash equivalents and restricted cash, including discontinued operations, September 30	$497	$288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$766	$555
Income tax payments, net of refunds	289	69

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisition:
Assets acquired	$—	$9,670
Liabilities assumed	—	(104)
Cash paid	$—	$9,566

Accrued interest receivable from unconsolidated affiliate	$55	$45
Accrued capital expenditures	390	396
Increase in finance lease obligations for investment in property, plant and equipment	27	7
Preferred dividends declared but not paid	36	36
Common dividends receivable from discontinued operations	422	—
Common dividends issued in stock	41	41
Common dividends declared but not paid	272	244
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended September 30, 2019
Balance at June 30, 2019	$2,258	$5,605	$10,425	$(848)	$17,440	$1,994	$19,434

Net income			849		849	60	909
Other comprehensive loss				(130)	(130)	(12)	(142)

Share-based compensation expense		17			17		17
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.68/share)			(10)		(10)		(10)
Common stock ($0.96/share)			(272)		(272)		(272)
Issuances of common stock		751			751		751
Repurchases of common stock		(5)			(5)		(5)
Noncontrolling interest activities:
Contributions						175	175
Distributions		2			2	(7)	(5)
Purchases						(2)	(2)
Sale		4			4	1	5
Acquisition						3	3
Deconsolidation						(281)	(281)
Balance at September 30, 2019	$2,258	$6,374	$10,966	$(978)	$18,620	$1,931	$20,551

	Three months ended September 30, 2018
Balance at June 30, 2018	$1,693	$5,279	$9,455	$(601)	$15,826	$2,538	$18,364

Net income			310		310	24	334
Other comprehensive (loss) income				(11)	(11)	2	(9)

Share-based compensation expense		17			17		17
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.73/share)			(10)		(10)		(10)
Common stock ($0.90/share)			(244)		(244)		(244)
Issuance of series B preferred stock	566				566		566
Issuances of common stock		185			185		185
Noncontrolling interest activities:
Contributions						2	2
Distributions						(86)	(86)
Sales, net of offering costs		4			4	1	5
Acquisition						13	13
Balance at September 30, 2018	$2,259	$5,485	$9,485	$(612)	$16,617	$2,494	$19,111
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Nine months ended September 30, 2019
Balance at December 31, 2018	$2,258	$5,540	$10,104	$(764)	$17,138	$2,110	$19,248
Cumulative-effect adjustments from
change in accounting principles			57	(42)	15		15

Net income			1,716		1,716	146	1,862
Other comprehensive loss				(172)	(172)	(18)	(190)

Share-based compensation expense		56			56		56
Dividends declared:
Series A preferred stock ($4.50/share)			(78)		(78)		(78)
Series B preferred stock ($5.06/share)			(29)		(29)		(29)
Common stock ($2.90/share)			(803)		(803)		(803)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		798			798		798
Repurchases of common stock		(23)			(23)		(23)
Noncontrolling interest activities:
Contributions						175	175
Distributions		2			2	(19)	(17)
Purchases		(3)			(3)	(27)	(30)
Sale		4			4	1	5
Acquisition						3	3
Deconsolidations						(440)	(440)
Balance at September 30, 2019	$2,258	$6,374	$10,966	$(978)	$18,620	$1,931	$20,551

	Nine months ended September 30, 2018
Balance at December 31, 2017	$—	$3,149	$10,147	$(626)	$12,670	$2,470	$15,140
Cumulative-effect adjustments from
change in accounting principles			2	(3)	(1)		(1)

Net income			150		150	12	162
Other comprehensive income				17	17	15	32

Share-based compensation expense		50			50		50
Dividends declared:
Series A preferred stock ($4.60/share)			(79)		(79)		(79)
Series B preferred stock ($1.73/share)			(10)		(10)		(10)
Common stock ($2.69/share)			(724)		(724)		(724)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of series A preferred stock	1,693				1,693		1,693
Issuance of series B preferred stock	566				566		566
Issuances of common stock		2,302			2,302		2,302
Repurchases of common stock		(20)			(20)		(20)
Noncontrolling interest activities:
Contributions						3	3
Distributions						(104)	(104)
Purchases						(1)	(1)
Sales, net of offering costs		4			4	86	90
Acquisition						13	13
Balance at September 30, 2018	$2,259	$5,485	$9,485	$(612)	$16,617	$2,494	$19,111
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)
Operating revenues
Electric	$1,271	$1,192	$3,184	$3,014
Natural gas	156	107	482	391
Total operating revenues	1,427	1,299	3,666	3,405
Operating expenses
Cost of electric fuel and purchased power	411	448	934	1,045
Cost of natural gas	23	30	136	110
Operation and maintenance	295	262	857	761
Depreciation and amortization	196	174	571	509
Franchise fees and other taxes	79	85	220	217
Total operating expenses	1,004	999	2,718	2,642
Operating income	423	300	948	763
Other income, net	19	24	60	77
Interest income	1	1	3	3
Interest expense	(106)	(56)	(311)	(161)
Income before income taxes	337	269	700	682
Income tax expense	(71)	(53)	(111)	(151)
Net income	266	216	589	531
Earnings attributable to noncontrolling interest	(3)	(11)	(7)	(10)
Earnings attributable to common shares	$263	$205	$582	$521
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder’s equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interest (after-tax)	Total
	(unaudited)
	Three months ended September 30, 2019 and 2018
2019:
Net income	$334	$(71)	$263	$3	$266
Other comprehensive income (loss):
Financial instruments	—	—	—	1	1
Total other comprehensive income	—	—	—	1	1
Comprehensive income	$334	$(71)	$263	$4	$267
2018:
Net income	$258	$(53)	$205	$11	$216
Other comprehensive income (loss):
Financial instruments	—	—	—	2	2
Pension and other postretirement benefits	(8)	2	(6)	—	(6)
Total other comprehensive (loss) income	(8)	2	(6)	2	(4)
Comprehensive income	$250	$(51)	$199	$13	$212

	Nine months ended September 30, 2019 and 2018
2019:
Net income	$693	$(111)	$582	$7	$589
Other comprehensive income (loss):
Financial instruments	—	—	—	2	2
Pension and other postretirement benefits	1	—	1	—	1
Total other comprehensive income	1	—	1	2	3
Comprehensive income	$694	$(111)	$583	$9	$592
2018:
Net income	$672	$(151)	$521	$10	$531
Other comprehensive income (loss):
Financial instruments	—	—	—	7	7
Pension and other postretirement benefits	(8)	2	(6)	—	(6)
Total other comprehensive (loss) income	(8)	2	(6)	7	1
Comprehensive income	$664	$(149)	$515	$17	$532
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24	$8
Restricted cash	—	11
Accounts receivable – trade, net	446	368
Accounts receivable – other, net	106	106
Due from unconsolidated affiliates	1	—
Inventories	92	102
Prepaid expenses	160	74
Regulatory assets	171	123
Fixed-price contracts and other derivatives	26	82
Greenhouse gas allowances	15	15
Other	25	5
Total current assets	1,066	894

Other assets:
Restricted cash	—	18
Regulatory assets	519	454
Nuclear decommissioning trusts	1,049	974
Greenhouse gas allowances	194	155
Right-of-use assets – operating leases	126	—
Wildfire fund	381	—
Sundry	390	420
Total other assets	2,659	2,021

Property, plant and equipment:
Property, plant and equipment	22,038	21,662
Less accumulated depreciation and amortization	(5,427)	(5,352)
Property, plant and equipment, net ($295 at December 31, 2018 related to VIE)	16,611	16,310
Total assets	$20,336	$19,225

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30, 2019	December 31, 2018(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$291
Accounts payable	444	439
Due to unconsolidated affiliates	26	61
Accrued compensation and benefits	103	117
Accrued franchise fees	46	64
Regulatory liabilities	118	53
Current portion of long-term debt and finance leases ($28 at December 31, 2018 related to VIE)	55	81
Customer deposits	72	70
Greenhouse gas obligations	15	15
Asset retirement obligations	98	96
Other	268	141
Total current liabilities	1,245	1,428

Long-term debt and finance leases ($190 at December 31, 2018 related to VIE)	6,307	6,138

Deferred credits and other liabilities:
Pension and other postretirement benefit plan obligations, net of plan assets	213	212
Deferred income taxes	1,715	1,616
Deferred investment tax credits	15	16
Regulatory liabilities	2,400	2,404
Asset retirement obligations	770	778
Greenhouse gas obligations	65	30
Deferred credits and other	686	488
Total deferred credits and other liabilities	5,864	5,544

Commitments and contingencies (Note 11)

Equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,338
Retained earnings	5,271	4,687
Accumulated other comprehensive income (loss)	(11)	(10)
Total SDG&E shareholder’s equity	6,920	6,015
Noncontrolling interest	—	100
Total equity	6,920	6,115
Total liabilities and equity	$20,336	$19,225

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$589	$531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	571	509
Deferred income taxes and investment tax credits	(20)	88
Other	7	(31)
Net change in other working capital components	(60)	150
Wildfire fund, current and noncurrent	(323)	—
Changes in other noncurrent assets and liabilities, net	(10)	(16)
Net cash provided by operating activities	754	1,231

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,071)	(1,194)
Decrease in cash from deconsolidation of Otay Mesa VIE	(8)	—
Purchases of nuclear decommissioning trust assets	(728)	(703)
Proceeds from sales of nuclear decommissioning trust assets	728	703
Increase in loans to affiliate, net	(25)	—
Other	7	—
Net cash used in investing activities	(1,097)	(1,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity contribution from Sempra Energy	322	—
Issuances of debt (maturities greater than 90 days)	400	398
Payments on debt (maturities greater than 90 days) and finance leases	(269)	(204)
Decrease in short-term debt, net	(291)	(205)
Contributions from (distributions to) noncontrolling interest, net	172	(8)
Debt issuance costs	(4)	(3)
Net cash provided by (used in) financing activities	330	(22)

(Decrease) increase in cash, cash equivalents and restricted cash	(13)	15
Cash, cash equivalents and restricted cash, January 1	37	29
Cash, cash equivalents and restricted cash, September 30	$24	$44

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$285	$139
Income tax payments, net of refunds	131	79

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$117	$113
Increase in finance lease obligations for investment in property, plant and equipment	12	—
Common dividends declared but not paid	—	250
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	SDG&E shareholder's equity	Noncontrolling interest	Total equity
	(unaudited)
	Three months ended September 30, 2019
Balance at June 30, 2019	$1,338	$5,008	$(11)	$6,335	$103	$6,438

Net income		263		263	3	266
Other comprehensive income					1	1

Equity contribution	322			322		322
Noncontrolling interest activities:
Contributions					175	175
Distributions					(1)	(1)
Decrease from deconsolidation					(281)	(281)
Balance at September 30, 2019	$1,660	$5,271	$(11)	$6,920	$—	$6,920

	Three months ended September 30, 2018
Balance at June 30, 2018	$1,338	$4,584	$(8)	$5,914	$29	$5,943

Net income		205		205	11	216
Other comprehensive (loss) income			(6)	(6)	2	(4)

Common stock dividends declared ($2.14/share)		(250)		(250)		(250)
Noncontrolling interest activities:
Contributions					1	1
Distributions					(6)	(6)
Balance at September 30, 2018	$1,338	$4,539	$(14)	$5,863	$37	$5,900

	Nine months ended September 30, 2019
Balance at December 31, 2018	$1,338	$4,687	$(10)	$6,015	$100	$6,115
Cumulative-effect adjustment from
change in accounting principle		2	(2)	—		—

Net income		582		582	7	589
Other comprehensive income			1	1	2	3

Equity contribution	322			322		322
Noncontrolling interest activities:
Contributions					175	175
Distributions					(3)	(3)
Decrease from deconsolidation					(281)	(281)
Balance at September 30, 2019	$1,660	$5,271	$(11)	$6,920	$—	$6,920

	Nine months ended September 30, 2018
Balance at December 31, 2017	$1,338	$4,268	$(8)	$5,598	$28	$5,626

Net income		521		521	10	531
Other comprehensive (loss) income			(6)	(6)	7	1

Common stock dividends declared ($2.14/share)		(250)		(250)		(250)
Noncontrolling interest activities:
Contributions					2	2
Distributions					(10)	(10)
Balance at September 30, 2018	$1,338	$4,539	$(14)	$5,863	$37	$5,900
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)

Operating revenues	$975	$802	$3,142	$2,700
Operating expenses
Cost of natural gas	101	224	660	663
Operation and maintenance	427	394	1,291	1,160
Depreciation and amortization	154	141	449	414
Franchise fees and other taxes	43	38	132	111
Impairment losses	37	—	37	—
Total operating expenses	762	797	2,569	2,348
Operating income	213	5	573	352
Other income, net	1	3	18	49
Interest income	—	—	1	1
Interest expense	(36)	(29)	(104)	(82)
Income (loss) before income taxes	178	(21)	488	320
Income tax (expense) benefit	(35)	7	(50)	(75)
Net income (loss)	143	(14)	438	245
Preferred dividends	—	—	(1)	(1)
Earnings (losses) attributable to common shares	$143	$(14)	$437	$244
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2019 and 2018
2019:
Net income	$178	$(35)	$143
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$179	$(35)	$144
2018:
Net loss/Comprehensive loss	$(21)	$7	$(14)

	Nine months ended September 30, 2019 and 2018
2019:
Net income	$488	$(50)	$438
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	6	(2)	4
Total other comprehensive income	7	(2)	5
Comprehensive income	$495	$(52)	$443
2018:
Net income	$320	$(75)	$245
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$321	$(75)	$246
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30, 2019	December 31, 2018(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5	$18
Accounts receivable – trade, net	356	634
Accounts receivable – other, net	67	97
Due from unconsolidated affiliates	—	7
Inventories	134	134
Regulatory assets	7	12
Greenhouse gas allowances	37	37
Other	39	31
Total current assets	645	970

Other assets:
Regulatory assets	1,341	1,051
Insurance receivable for Aliso Canyon costs	354	461
Greenhouse gas allowances	261	116
Right-of-use assets – operating leases	99	—
Sundry	360	352
Total other assets	2,415	1,980

Property, plant and equipment:
Property, plant and equipment	18,904	18,138
Less accumulated depreciation and amortization	(5,941)	(5,699)
Property, plant and equipment, net	12,963	12,439
Total assets	$16,023	$15,389

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30, 2019	December 31, 2018(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$108	$256
Accounts payable – trade	320	556
Accounts payable – other	111	93
Due to unconsolidated affiliates	187	34
Accrued compensation and benefits	146	159
Regulatory liabilities	327	52
Current portion of long-term debt and finance leases	5	3
Customer deposits	70	101
Reserve for Aliso Canyon costs	45	160
Greenhouse gas obligations	37	37
Asset retirement obligations	89	90
Other	223	217
Total current liabilities	1,668	1,758

Long-term debt and finance leases	3,784	3,427

Deferred credits and other liabilities:
Pension obligation, net of plan assets	747	760
Deferred income taxes	1,225	1,177
Deferred investment tax credits	7	8
Regulatory liabilities	1,423	1,612
Asset retirement obligations	2,015	1,973
Greenhouse gas obligations	184	86
Deferred credits and other	422	330
Total deferred credits and other liabilities	6,023	5,946

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	3,679	3,390
Accumulated other comprehensive income (loss)	(19)	(20)
Total shareholders’ equity	4,548	4,258
Total liabilities and shareholders’ equity	$16,023	$15,389

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2019	2018
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$438	$245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449	414
Deferred income taxes and investment tax credits	(79)	70
Impairment losses	37	—
Other	(5)	(4)
Net change in other working capital components	194	391
Insurance receivable for Aliso Canyon costs	107	(56)
Changes in other noncurrent assets and liabilities, net	(328)	(178)
Net cash provided by operating activities	813	882

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,019)	(1,127)
Increase in loans to affiliate, net	—	(88)
Other	1	6
Net cash used in investing activities	(1,018)	(1,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of debt (maturities greater than 90 days)	349	949
Payments on debt (maturities greater than 90 days) and finance leases	(4)	(500)
Decrease in short-term debt, net	(148)	(116)
Debt issuance costs	(4)	(9)
Net cash provided by financing activities	192	323

Decrease in cash and cash equivalents	(13)	(4)
Cash and cash equivalents, January 1	18	8
Cash and cash equivalents, September 30	$5	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$92	$71
Income tax payments (refunds), net	115	(1)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$167	$178
Increase in finance lease obligations for investment in property, plant and equipment	15	7
Common dividends declared but not paid	150	50
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended September 30, 2019
Balance at June 30, 2019	$22	$866	$3,686	$(20)	$4,554

Net income			143		143
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Common stock ($1.64/share)			(150)		(150)
Balance at September 30, 2019	$22	$866	$3,679	$(19)	$4,548

	Three months ended September 30, 2018
Balance at June 30, 2018	$22	$866	$3,298	$(20)	$4,166

Net loss			(14)		(14)

Dividends declared:
Preferred stock ($0.38/share)			—		—
Common stock ($0.55/share)			(50)		(50)
Balance at September 30, 2018	$22	$866	$3,234	$(20)	$4,102

	Nine months ended September 30, 2019
Balance at December 31, 2018	$22	$866	$3,390	$(20)	$4,258
Cumulative-effect adjustment from
change in accounting principle			2	(4)	(2)

Net income			438		438
Other comprehensive income				5	5

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Common stock ($1.64/share)			(150)		(150)
Balance at September 30, 2019	$22	$866	$3,679	$(19)	$4,548

	Nine months ended September 30, 2018
Balance at December 31, 2017	$22	$866	$3,040	$(21)	$3,907

Net income			245		245
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Common stock ($0.55/share)			(50)		(50)
Balance at September 30, 2018	$22	$866	$3,234	$(20)	$4,102
See Notes to Condensed Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra Energy
Sempra Energy’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based energy-services holding company, and its consolidated subsidiaries and VIEs. Sempra Global is the holding company for most of our subsidiaries that are not subject to California or Texas utility regulation. Sempra Energy’s businesses were managed within six separate reportable segments until April 2019 and five separate reportable segments thereafter, which we discuss in Note 12. In the first quarter of 2019, our Sempra LNG & Midstream segment was renamed “Sempra LNG.” This segment name change had no impact on our historical position, results of operations, cash flow or segment level results previously reported. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
SDG&E
SDG&E’s Condensed Consolidated Financial Statements include its accounts and the accounts of a VIE of which SDG&E was the primary beneficiary until August 23, 2019, at which time SDG&E deconsolidated the VIE, as we discuss below in “Variable Interest Entities.” SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.
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
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:

▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;

▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE (until deconsolidation of the VIE on August 23, 2019); and

▪	the Condensed Financial Statements and related Notes of SoCalGas.
We have prepared the Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after September 30, 2019 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.
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
Discontinued Operations
On January 25, 2019, our board of directors approved a plan to sell our South American businesses based on our strategic focus on North America. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with these businesses, met the held-for-sale criteria. These businesses are presented as discontinued operations, as the planned sales represent a strategic shift that will have a major effect on our operations and financial results. Throughout this report, the financial information for all periods presented has been adjusted to reflect the presentation of these businesses as discontinued operations, which we discuss further in Note 5. Our discussions in the Notes below relate only to our continuing operations unless otherwise noted.
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
Our Sempra Mexico segment includes the operating companies of our subsidiary, IEnova. Certain business activities at IEnova are regulated by the Comisión Reguladora de Energía (Energy Regulatory Commission of Mexico) and meet the regulatory accounting requirements of U.S. GAAP. Pipeline projects under construction at IEnova that meet the regulatory accounting requirements of U.S. GAAP record the impact of AFUDC related to equity. We discuss AFUDC below and in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	September 30,	December 31,
	2019	2018
Sempra Energy Consolidated:
Cash and cash equivalents	$106	$102
Restricted cash, current	28	35
Restricted cash, noncurrent	3	21
Cash, cash equivalents and restricted cash in discontinued operations	360	88
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$497	$246
SDG&E:
Cash and cash equivalents	$24	$8
Restricted cash, current	—	11
Restricted cash, noncurrent	—	18
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$24	$37

INVENTORIES
The following table presents the components of inventories by segment.

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
SDG&E	$1	$—	$—	$—	$91	$102	$92	$102
SoCalGas	87	92	—	—	47	42	134	134
Sempra Mexico	—	—	6	4	16	15	22	19
Sempra LNG	22	3	—	—	—	—	22	3
Sempra Energy Consolidated	$110	$95	$6	$4	$154	$159	$270	$258

WILDFIRE FUND
On July 12, 2019, AB 1054 and AB 111 (together, the Wildfire Legislation) were signed into law. The Wildfire Legislation addresses certain issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. Investor-owned gas distribution utilities such as SoCalGas are not covered by this legislation. The issues addressed include wildfire mitigation, cost recovery standards and requirements, a wildfire fund, a cap on liability, and the establishment of a wildfire safety board.
The Wildfire Legislation requires SDG&E to install at least $215 million of fire risk mitigation capital improvements, which will be the first $215 million of capital included in its wildfire mitigation plan, and recover its securitized financing costs without a ROE.
The Wildfire Legislation establishes a revised legal standard for the recovery of wildfire costs (Revised Prudent Manager Standard) and establishes a fund (the Wildfire Fund) to provide liquidity to SDG&E, PG&E and Edison (each a California electric IOU) to pay IOU wildfire-related claims in the event that the governmental agency responsible for determining causation determines the applicable IOU’s equipment caused the ignition of a wildfire, the primary insurance coverage is exceeded and certain other conditions are satisfied. The primary purpose of the Wildfire Fund is to pool resources provided by shareholders and ratepayers of the IOUs and make those resources available to reimburse the IOUs for third-party wildfire claims incurred after July 12, 2019, the effective date of the Wildfire Legislation, subject to certain limitations.
An IOU may seek payment from the Wildfire Fund for settled or adjudicated third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1 billion or the IOU’s required amount of insurance coverage as recommended by the Wildfire Fund’s administrator. Wildfire claims approved by the Wildfire Fund’s administrator will be paid by the Wildfire Fund to the IOU to the extent funds are available. These utilized funds will be subject to review by the CPUC, which will make a determination as to the degree an IOU’s conduct related to an ignition of a wildfire was prudent or imprudent. The Revised Prudent Manager Standard requires that the CPUC apply clear standards when reviewing wildfire liability losses paid when determining the reasonableness of an IOU’s conduct related to an ignition. Under this standard, the conduct under review related to the ignition may include factors within and beyond the IOU’s control, including humidity, temperature and winds. Costs and expenses may be allocated for cost recovery in full or in part. Also, under this standard, an IOU’s conduct will be deemed reasonable if a valid annual safety certification is in place at the time of the ignition, unless a serious doubt is raised, in which case the burden shifts to the utility to dispel that doubt. The IOUs will receive an annual safety certification from the CPUC if they meet various requirements.

If an IOU has maintained a valid annual safety certification, to the extent it is found to be imprudent, claims will be reimbursable by the IOU to the Wildfire Fund up to a cap based on the IOU’s rate base. The aggregate requirement to reimburse the Wildfire Fund over a trailing three calendar year period is capped at 20 percent of the equity portion of an IOU’s electric transmission and distribution rate base in the year of the prudency determination. SDG&E received its annual safety certification from the CPUC on July 26, 2019, which is valid for 12 months. Based on 2018 rate base, the initial liability cap for SDG&E is approximately $825 million, which will be adjusted annually. The liability cap will apply on a rolling three-year basis so long as future annual safety certifications are received and the Wildfire Fund has not been terminated, which could occur if funds are exhausted. Amounts in excess of the liability cap and amounts that are determined to be prudently incurred do not need to be reimbursed by an IOU to the Wildfire Fund. The Wildfire Fund does not have a specified term and coverage will continue until the assets of the Wildfire Fund are exhausted and the Wildfire Fund is terminated, in which case, the remaining funds will be transferred to California’s general fund to be used for fire risk mitigation programs.
The Wildfire Fund could initially be funded up to $10.5 billion by a loan from the State of California Surplus Money Investment Fund, $2 billion of which was loaned to the Wildfire Fund in August 2019. Such lending will subsequently be financed through an anticipated DWR bond, securitized through a dedicated surcharge on ratepayers’ bills attributable to the DWR. In October 2019, the CPUC adopted a decision authorizing a non-bypassable charge to be collected by the IOUs to support the anticipated DWR bond issuance authorized by AB 1054. The CPUC decision also determined that ratepayers of non-participating electrical corporations shall not pay the non-bypassable charge. PG&E has agreed to participate in the Wildfire Fund, subject to bankruptcy court approval. Accordingly, if PG&E is unable to participate in the Wildfire Fund, its customers will not pay the non-bypassable charge, resulting in significantly lower Wildfire Fund contributions from ratepayers than the anticipated $10.5 billion.
The Wildfire Fund could also be funded by up to $7.5 billion in initial shareholder contributions from the IOUs (SDG&E’s share is $322.5 million, PG&E’s share is $4.8 billion and Edison’s share is $2.4 billion). The IOUs could also be required to make annual shareholder contributions to the Wildfire Fund with an aggregate value of $3 billion over a 10-year period (SDG&E’s share is $129 million, PG&E’s share is $1.9 billion and Edison’s share is $945 million). If PG&E is unable to participate in the Wildfire Fund, SDG&E’s and Edison’s aggregate shareholder contributions to the Wildfire Fund will not change and are expected to total approximately $3.8 billion. When estimating the period of benefit of the Wildfire Fund asset that we discuss below, we assume PG&E will participate in the Wildfire Fund. The contributions are not subject to rate recovery.
SDG&E paid its initial shareholder contribution of $322.5 million to the Wildfire Fund in September 2019. SDG&E funded this contribution with proceeds from an equity contribution from Sempra Energy. Sempra Energy funded the equity contribution to SDG&E with proceeds from settling forward sale agreements through physical delivery of shares of Sempra Energy common stock in exchange for cash, which we discuss in “Shareholders’ Equity and Noncontrolling Interests – Sempra Energy Common Stock Offerings” in Note 1. Edison paid its initial shareholder contribution in September 2019.
In a complaint filed in U.S. District Court for the Northern District of California in July 2019, plaintiffs seek to invalidate AB 1054 based on allegations that the legislation violates federal law. The California Attorney General has moved to dismiss the complaint.
Wildfire Fund Asset
SDG&E recorded a Wildfire Fund asset for its commitment to make shareholder contributions totaling $451.5 million, measured at present value as of July 25, 2019 (the date by which both Edison and SDG&E opted to contribute to the Wildfire Fund). SDG&E is amortizing the Wildfire Fund asset to O&M on a straight-line basis over a 10-year estimated period of benefit, as adjusted for utilization by the IOUs. The estimated period of benefit of the Wildfire Fund asset is based on several assumptions, including, but not limited to:

•	historical wildfire experience of each IOU in the State of California, including frequency and severity of the wildfires;

•	the value of property potentially damaged by wildfires;

•	the effectiveness of wildfire risk mitigation efforts by each IOU;

•	liability cap of each IOU;

•	IOU prudency determination levels;

•	FERC jurisdictional allocation levels; and

•	insurance coverage levels.
The use of different assumptions, or changes to the assumptions used, could have a significant impact on the estimated period of benefit of the Wildfire Fund asset.

We will periodically reevaluate the estimated period of benefit of the Wildfire Fund asset based on actual experience and changes in the above assumptions. SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from the IOUs. The reduction to the Wildfire Fund asset may be proportionate to the Wildfire Fund’s consumption (i.e., recoveries for outstanding wildfire claims that are recoverable from the Wildfire Fund, net of anticipated or actual reimbursement to the Wildfire Fund by the responsible IOU, would decrease the Wildfire Fund asset and remaining available coverage). In the three months ended September 30, 2019, there were no such known claims from the IOUs requiring an incremental reduction of the Wildfire Fund asset.
At September 30, 2019, the current portion of the Wildfire Fund asset was $43 million in Other Current Assets on Sempra Energy’s Condensed Consolidated Balance Sheet and in Prepaid Expenses on SDG&E’s Condensed Consolidated Balance Sheet, and the noncurrent portion of $381 million was in Wildfire Fund on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets.
Wildfire Fund Obligation
SDG&E recorded a Wildfire Fund obligation for its commitment to make shareholder contributions totaling $451.5 million, measured at present value as of July 25, 2019 (the date by which both Edison and SDG&E opted to contribute to the Wildfire Fund). SDG&E paid its initial shareholder contribution of $322.5 million to the Wildfire Fund in September 2019. At September 30, 2019, SDG&E expects to make annual shareholder contributions of $12.9 million in each of the next 10 years by January 1 of each year, beginning July 25, 2019. SDG&E accretes the present value of the Wildfire Fund obligation to O&M until the liability is settled.
At September 30, 2019, the Wildfire Fund obligation was $12.9 million in Other Current Liabilities and $97 million in Deferred Credits and Other on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets.
CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest on equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized interest and AFUDC.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sempra Energy Consolidated	$46	$47	$144	$150
SDG&E	19	20	56	67
SoCalGas	13	10	35	39

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
Otay Mesa VIE
Through October 3, 2019, SDG&E had a tolling agreement to purchase power generated at OMEC, a 605-MW generating facility owned by OMEC LLC, which is a VIE that we refer to as Otay Mesa VIE. Under the terms of a related agreement, OMEC LLC could have required SDG&E to purchase the power plant (referred to as the put option) on or before October 3, 2019 for $280 million, subject to adjustments, or upon earlier termination of the PPA. SDG&E determined that it was the primary beneficiary of Otay Mesa VIE, and therefore, SDG&E and Sempra Energy consolidated Otay Mesa VIE.
In October 2018, SDG&E and OMEC LLC signed a resource adequacy capacity agreement for a term that would commence at the expiration of the current tolling agreement in October 2019 and end in August 2024. The capacity agreement was approved by OMEC LLC’s lenders and the CPUC in December 2018 and February 2019, respectively. However, given certain then pending requests for rehearing of the CPUC’s decision approving the capacity agreement, on March 28, 2019, OMEC LLC exercised the put option requiring SDG&E to purchase the power plant. On August 6, 2019, the CPUC denied the rehearing requests, and on August 23, 2019, SDG&E and OMEC LLC executed an amended resource adequacy capacity agreement that irrevocably rescinded exercise of the put option. Consequently, SDG&E and Sempra Energy deconsolidated Otay Mesa VIE on August 23, 2019. No gain or loss was recognized upon deconsolidation.
Prior to deconsolidation, on August 14, 2019, OMEC LLC paid in full its variable-rate loan that was scheduled to mature in August 2024, which we describe in Note 7.
The following table summarizes the deconsolidation:

DECONSOLIDATION OF OTAY MESA VIE
(Dollars in millions)
August 23, 2019
Cash and cash equivalents	$8
Accounts receivable, net	11
Inventories	4
Total current assets	23
Property, plant and equipment, net	272
Other noncurrent assets	27
Total assets	$322

Accounts payable	$10
Other	2
Total current liabilities	12

Asset retirement obligations	2
Deferred credits and other	27
Total deferred credits and other liabilities	29

Noncontrolling interest	281
Total liabilities and equity	$322

Otay Mesa VIE’s equity of $100 million at December 31, 2018 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.
The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE until its deconsolidation on August 23, 2019. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The captions in the table below correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019(1)	2018	2019(1)	2018
Operating expenses
Cost of electric fuel and purchased power	$(17)	$(28)	$(52)	$(60)
Operation and maintenance	2	3	10	11
Depreciation and amortization	8	8	23	23
Total operating expenses	(7)	(17)	(19)	(26)
Operating income	7	17	19	26
Interest expense	(4)	(6)	(12)	(16)
Income before income taxes/Net income	3	11	7	10
Earnings attributable to noncontrolling interest	(3)	(11)	(7)	(10)
Earnings attributable to common shares	$—	$—	$—	$—

(1)	Amounts for 2019 include activity until deconsolidation on August 23, 2019.

SDG&E determined that none of its contracts resulted in SDG&E being the primary beneficiary of a VIE at September 30, 2019. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs and other components of cash flows expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects could be significant to the financial position and liquidity of SDG&E and Sempra Energy. We provide additional information about PPAs with power plant facilities that are VIEs of which SDG&E is not the primary beneficiary in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
We provide additional information regarding Otay Mesa VIE in Note 11 below and in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Texas Utilities
On March 9, 2018, we completed the acquisition of an indirect, 100-percent interest in Oncor Holdings, a VIE that owns an 80.25-percent interest in Oncor. Sempra Energy is not the primary beneficiary of the VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $11,145 million at September 30, 2019 and $9,652 million at December 31, 2018.
Sempra Renewables
Certain of Sempra Renewables’ wind and solar power generation projects were held by limited liability companies whose members were Sempra Renewables and financial institutions. The financial institutions were noncontrolling tax equity investors to which earnings, tax attributes and cash flows were allocated in accordance with the respective limited liability company agreements. These entities were VIEs and Sempra Energy was the primary beneficiary, generally due to Sempra Energy’s power as the operator of the renewable energy projects to direct the activities that most significantly impacted the economic performance of these VIEs. As the primary beneficiary of these tax equity limited liability companies, we consolidated them. We sold the solar entities in December 2018 and the wind entities in April 2019.

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

AMOUNTS ASSOCIATED WITH TAX EQUITY ARRANGEMENTS(1)
(Dollars in millions)
	Three months ended September 30,	Nine months ended September 30,
	2018	2019	2018
REVENUES
Energy-related businesses	$28	$8	$77
EXPENSES
Operation and maintenance	(5)	(2)	(13)
Depreciation and amortization	(13)	(4)	(36)
Income before income taxes	10	2	28
Income tax expense	(4)	—	(16)
Net income	6	2	12
Losses (earnings) attributable to noncontrolling interests(2)	9	(1)	50
Earnings attributable to common shares	$15	$1	$62

(1)	Amounts for 2019 include activity until deconsolidation of the wind entities in April 2019. Amounts for 2018 include activity until deconsolidation of the solar entities in December 2018.

(2)	Net income or loss attributable to NCI is computed using the HLBV method and is not based on ownership percentages.

We provide additional information regarding the tax equity limited liability companies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra LNG
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, and therefore we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $1,216 million at September 30, 2019 and $1,271 million at December 31, 2018. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and the guarantees that we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Other Variable Interest Entities
Sempra Energy’s other businesses also enter into arrangements that could include variable interests. We evaluate these arrangements and applicable entities based on the qualitative and quantitative analyses described above. Certain of these entities are service or project companies that are VIEs because the total equity at risk is not sufficient for the entities to finance their activities without additional subordinated financial support. As the primary beneficiary of these companies, we consolidate them. The assets of these VIEs totaled approximately $779 million at September 30, 2019 and $286 million at December 31, 2018 and consisted primarily of PP&E and other long-term assets. Sempra Energy’s exposure to loss is equal to the carrying value of these assets. In all other cases, we have determined that these arrangements are not variable interests in a VIE and therefore are not subject to the U.S. GAAP requirements concerning the consolidation or disclosures of VIEs.
PENSION AND OTHER POSTRETIREMENT BENEFITS
Settlement Accounting for Lump Sum Payments
In the nine months ended September 30, 2019, Sempra Energy recorded settlement charges of $22 million in net periodic benefit cost for lump sum payments from its non-qualified pension plan that were in excess of the plan’s service cost plus interest cost.

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
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2019	2018	2019	2018
Service cost	$27	$29	$4	$4
Interest cost	34	35	9	9
Expected return on assets	(36)	(35)	(17)	(18)
Amortization of:
Prior service cost	3	3	—	—
Actuarial loss (gain)	8	6	(3)	(2)
Settlement charges	4	9	—	—
Special termination benefits	—	—	—	5
Net periodic benefit cost (credit)	40	47	(7)	(2)
Regulatory adjustments	3	(11)	8	2
Total expense recognized	$43	$36	$1	$—

	Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$82	$95	$12	$15
Interest cost	104	104	27	27
Expected return on assets	(108)	(117)	(52)	(53)
Amortization of:
Prior service cost	9	8	—	—
Actuarial loss (gain)	29	25	(8)	(4)
Settlement charges	26	48	—	—
Special termination benefits	—	—	—	5
Net periodic benefit cost (credit)	142	163	(21)	(10)
Regulatory adjustments	(30)	(91)	22	11
Total expense recognized	$112	$72	$1	$1

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2019	2018	2019	2018
Service cost	$7	$7	$1	$1
Interest cost	9	9	1	2
Expected return on assets	(9)	(10)	(3)	(3)
Amortization of:
Prior service cost	—	—	1	—
Actuarial loss (gain)	2	—	—	(1)
Settlement charges	—	1	—	—
Special termination benefits	—	—	—	3
Net periodic benefit cost	9	7	—	2
Regulatory adjustments	(1)	(7)	—	(2)
Total expense recognized	$8	$—	$—	$—

	Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$22	$23	$3	$3
Interest cost	26	26	5	5
Expected return on assets	(29)	(35)	(9)	(10)
Amortization of:
Prior service cost	2	1	2	2
Actuarial loss (gain)	9	3	(1)	(2)
Settlement charges	—	17	—	—
Special termination benefits	—	—	—	3
Net periodic benefit cost	30	35	—	1
Regulatory adjustments	(13)	(34)	—	(1)
Total expense recognized	$17	$1	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2019	2018	2019	2018
Service cost	$17	$19	$3	$3
Interest cost	23	23	6	6
Expected return on assets	(24)	(22)	(14)	(13)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss (gain)	3	3	(2)	(1)
Settlement charges	—	2	—	—
Special termination benefits	—	—	—	2
Net periodic benefit cost (credit)	21	27	(8)	(4)
Regulatory adjustments	4	(4)	8	4
Total expense recognized	$25	$23	$—	$—

	Nine months ended September 30,
	2019	2018	2019	2018
Service cost	$51	$62	$9	$11
Interest cost	68	68	20	20
Expected return on assets	(71)	(73)	(43)	(41)
Amortization of:
Prior service cost (credit)	6	6	(2)	(2)
Actuarial loss (gain)	14	15	(6)	(2)
Settlement charges	—	25	—	—
Special termination benefits	—	—	—	2
Net periodic benefit cost (credit)	68	103	(22)	(12)
Regulatory adjustments	(17)	(57)	22	12
Total expense recognized	$51	$46	$—	$—

Benefit Plan Contributions
The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2019.

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Contributions through September 30, 2019:
Pension plans	$130	$17	$51
Other postretirement benefit plans	6	—	1
Total expected contributions in 2019:
Pension plans	$280	$53	$152
Other postretirement benefit plans	8	1	1

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $439 million and $416 million at September 30, 2019 and December 31, 2018, respectively.

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

EARNINGS (LOSSES) PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator for continuing operations:
Income from continuing operations, net of income tax	$653	$280	$1,570	$25
(Earnings) losses attributable to noncontrolling interests	(52)	(16)	(121)	10
Mandatory convertible preferred stock dividends	(36)	(36)	(107)	(89)
Preferred dividends of subsidiary	—	—	(1)	(1)
Earnings (losses) from continuing operations attributable to common shares for basic EPS	565	228	1,341	(55)
Add back dividends for dilutive mandatory convertible preferred stock(1)	26	—	—	—
Earnings (losses) from continuing operations attributable to common shares for diluted EPS	$591	$228	$1,341	$(55)

Numerator for discontinued operations:
Income from discontinued operations, net of income tax	$256	$54	$292	$137
Earnings attributable to noncontrolling interests	(8)	(8)	(25)	(22)
Earnings from discontinued operations attributable to common shares	$248	$46	$267	$115

Numerator for earnings:
Earnings attributable to common shares for basic EPS	$813	$274	$1,608	$60
Add back dividends for dilutive mandatory convertible preferred stock(1)	26	—	—	—
Earnings attributable to common shares for diluted EPS	$839	$274	$1,608	$60

Denominator:
Weighted-average common shares outstanding for basic EPS(2)	277,360	273,944	275,684	265,963
Dilutive effect of stock options and RSUs(3)(4)	1,636	854	1,381	—
Dilutive effect of common shares sold forward(3)	3,555	1,109	2,744	—
Dilutive effect of mandatory convertible preferred stock	13,238	—	—	—
Weighted-average common shares outstanding for diluted EPS	295,789	275,907	279,809	265,963

Basic EPS:
Earnings (losses) from continuing operations attributable to common shares	$2.04	$0.83	$4.86	$(0.21)
Earnings from discontinued operations attributable to common shares	$0.89	$0.17	$0.97	$0.44
Earnings attributable to common shares	$2.93	$1.00	$5.83	$0.23

Diluted EPS:
Earnings (losses) from continuing operations attributable to common shares	$2.00	$0.82	$4.79	$(0.21)
Earnings from discontinued operations attributable to common shares	$0.84	$0.17	$0.95	$0.44
Earnings attributable to common shares	$2.84	$0.99	$5.74	$0.23

(1)
In the three months ended September 30, 2019, due to the dilutive effect of the series A preferred stock, the numerator used to calculate diluted EPS includes an add-back of series A preferred stock dividends declared in that quarter.

(2)
Includes 618 and 645 average fully vested RSUs held in our Deferred Compensation Plan for the three months ended September 30, 2019 and 2018, respectively, and 615 and 638 of such RSUs for the nine months ended September 30, 2019 and 2018, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

(3)
In the nine months ended September 30, 2018, the total weighted-average potentially dilutive stock options and RSUs of 736 and common stock shares sold forward of 945 were not included in the computation of diluted EPS since to do so would have decreased the losses from continuing operations attributable to common shares.

(4)
Due to market fluctuations of both Sempra Energy common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended September 30, 2019 and 2018 excludes zero and 508 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. The computation of diluted EPS for the nine months ended September 30, 2019 and 2018 excludes 107,042 and 1,552 such potentially dilutive shares, respectively. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from the forward sale of our common stock pursuant to the forward sale agreements that we entered into in 2018 is reflected in our diluted EPS calculation using the treasury stock method. We anticipate there will be a dilutive effect on our EPS when the average market price of shares of our common stock is above the applicable adjusted forward sale price, subject to increase or decrease based on the overnight bank funding rate, less a spread, and subject to decrease by amounts related to expected dividends on shares of our common stock during the term of the forward sale agreements. The computation of diluted EPS for both the three months and nine months ended September 30, 2019 excludes zero potentially dilutive shares because to include them would be antidilutive for those periods. The computation of diluted EPS for the three months and nine months ended September 30, 2018 excludes zero and 2,857,143 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. Additionally, if we decide to physically settle or net share settle the forward sale agreements, delivery of our shares to the forward purchasers on any such physical settlement or net share settlement of the forward sale agreements would result in dilution to our EPS.
The potentially dilutive impact from mandatory convertible preferred stock that we issued in 2018 is calculated under the if-converted method. The computation of diluted EPS for the three months and nine months ended September 30, 2019 excludes 4,219,350 and 17,457,000 potentially dilutive shares, respectively, because to include them would be antidilutive for those periods. The computation of dilutive EPS for the three months and nine months ended September 30, 2018 excludes 19,152,109 and 15,863,530 such potentially dilutive shares, respectively.
Pursuant to our Sempra Energy share-based compensation plans, Sempra Energy’s Board of Directors granted 261,075 non-qualified stock options that are exercisable over a three-year period, 389,825 performance-based RSUs and 260,594 service-based RSUs in the nine months ended September 30, 2019, primarily in January.
We discuss share-based compensation plans and related awards further in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended September 30, 2019 and 2018
Sempra Energy Consolidated(2):
Balance as of June 30, 2019	$(518)	$(213)	$(117)	$(848)
OCI before reclassifications	(91)	(41)	(7)	(139)
Amounts reclassified from AOCI	—	4	5	9
Net OCI	(91)	(37)	(2)	(130)
Balance as of September 30, 2019	$(609)	$(250)	$(119)	$(978)

Balance as of June 30, 2018	$(482)	$(40)	$(79)	$(601)
OCI before reclassifications	(16)	19	(18)	(15)
Amounts reclassified from AOCI	—	(4)	8	4
Net OCI	(16)	15	(10)	(11)
Balance as of September 30, 2018	$(498)	$(25)	$(89)	$(612)
SDG&E:
Balance as of June 30, 2019 and September 30, 2019			$(11)	$(11)

Balance as of June 30, 2018			$(8)	$(8)
OCI before reclassifications			(6)	(6)
Net OCI			(6)	(6)
Balance as of September 30, 2018			$(14)	$(14)
SoCalGas:
Balance as of June 30, 2019		$(14)	$(6)	$(20)
Amounts reclassified from AOCI		1	—	1
Net OCI		1	—	1
Balance as of September 30, 2019		$(13)	$(6)	$(19)

Balance as of June 30, 2018 and September 30, 2018		$(13)	$(7)	$(20)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

(2)	Includes discontinued operations.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Nine months ended September 30, 2019 and 2018
Sempra Energy Consolidated(2):
Balance as of December 31, 2018	$(564)	$(82)	$(118)	$(764)
Cumulative-effect adjustment from change in accounting principle	—	(25)	(17)	(42)
OCI before reclassifications(3)	(45)	(153)	(13)	(211)
Amounts reclassified from AOCI(3)	—	10	29	39
Net OCI	(45)	(143)	16	(172)
Balance as of September 30, 2019	$(609)	$(250)	$(119)	$(978)

Balance as of December 31, 2017	$(420)	$(122)	$(84)	$(626)
Cumulative-effect adjustment from change in accounting principle	—	(3)	—	(3)
OCI before reclassifications	(78)	104	(17)	9
Amounts reclassified from AOCI	—	(4)	12	8
Net OCI	(78)	100	(5)	17
Balance as of September 30, 2018	$(498)	$(25)	$(89)	$(612)
SDG&E:
Balance as of December 31, 2018			$(10)	$(10)
Cumulative-effect adjustment from change in accounting principle			(2)	(2)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance as of September 30, 2019			$(11)	$(11)

Balance as of December 31, 2017			$(8)	$(8)
OCI before reclassifications			(6)	(6)
Net OCI			(6)	(6)
Balance as of September 30, 2018			$(14)	$(14)
SoCalGas:
Balance as of December 31, 2018		$(12)	$(8)	$(20)
Cumulative-effect adjustment from change in accounting principle		(2)	(2)	(4)
Amounts reclassified from AOCI(3)		1	4	5
Net OCI		1	4	5
Balance as of September 30, 2019		$(13)	$(6)	$(19)

Balance as of December 31, 2017		$(13)	$(8)	$(21)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of September 30, 2018		$(13)	$(7)	$(20)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

(2)	Includes discontinued operations.

(3)	Pension and Other Postretirement Benefits and Total AOCI include a $4 million transfer of liabilities from SoCalGas to Sempra Energy related to the nonqualified pension plan.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended September 30,
	2019	2018
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments(1)	$1	$—	Interest Expense
	5	(11)	Other (Expense) Income, Net
Interest rate and foreign exchange instruments	2	3	Equity Earnings
Total before income tax	8	(8)
	(2)	4	Income Tax (Expense) Benefit
Net of income tax	6	(4)
	(2)	—	Earnings Attributable to Noncontrolling Interests
	$4	$(4)
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$3	$9	Other (Expense) Income, Net
Amortization of prior service cost(2)	1	1	Other (Expense) Income, Net
Settlement charges(2)	4	—	Other (Expense) Income, Net
Total before income tax	8	10
	(3)	(2)	Income Tax (Expense) Benefit
Net of income tax	$5	$8

Total reclassifications for the period, net of tax	$9	$4
SDG&E:
Financial instruments:
Interest rate instruments(1)	$1	$2	Interest Expense
	(1)	(2)	Earnings Attributable to Noncontrolling Interest
Total reclassifications for the period, net of tax	$—	$—
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$—	Interest Expense
Total reclassifications for the period, net of tax	$1	$—

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Nine months ended September 30,
	2019	2018
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments(1)	$2	$(1)	Interest Expense
	—	(11)	Other (Expense) Income, Net
Interest rate instruments	10	—	(Loss) Gain on Sale of Assets
Interest rate and foreign exchange instruments	3	8	Equity Earnings
Foreign exchange instruments	1	(1)	Revenues: Energy-Related Businesses
Total before income tax	16	(5)
	(3)	3	Income Tax (Expense) Benefit
Net of income tax	13	(2)
	(3)	(2)	Earnings Attributable to Noncontrolling Interests
	$10	$(4)
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$7	$15	Other (Expense) Income, Net
Amortization of prior service cost(2)	2	1	Other (Expense) Income, Net
Settlement charges(2)	26	—	Other (Expense) Income, Net
Total before income tax	35	16
	(10)	(4)	Income Tax (Expense) Benefit
Net of income tax	$25	$12

Total reclassifications for the period, net of tax	$35	$8
SDG&E:
Financial instruments:
Interest rate instruments(1)	$3	$6	Interest Expense
	(3)	(6)	Earnings Attributable to Noncontrolling Interest
	$—	$—
Pension and other postretirement benefits:
Amortization of prior service cost(2)	$1	$—	Other Income, Net

Total reclassifications for the period, net of tax	$1	$—
SoCalGas:
Financial instruments:
Interest rate instruments	$1	$—	Interest Expense
Pension and other postretirement benefits:
Amortization of actuarial loss(2)	$—	$1	Other Income, Net

Total reclassifications for the period, net of tax	$1	$1

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

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

Sempra Energy Common Stock Offerings
In January 2018, we completed the offering of 26,869,158 shares of our common stock, no par value, in a registered public offering at $107.00 per share (approximately $105.07 per share after deducting underwriting discounts), pursuant to forward sale agreements. Through September 30, 2019, we received net proceeds totaling approximately $2.8 billion to fully settle these shares, as follows:

▪	$367 million (net of underwriting discounts and equity issuance costs of $8 million) to cover overallotment shares of 3,504,672 in the first quarter of 2018;

▪	$900 million (net of underwriting discounts of $16 million) from the settlement of 8,556,630 shares in the first quarter of 2018;

▪	$800 million (net of underwriting discounts of $14 million) from the settlement of 7,651,671 shares in the second quarter of 2018; and

▪	$728 million (net of underwriting discounts of $13 million) from the settlement of 7,156,185 shares in the third quarter of 2019.
In July 2018, we completed the offering of 11,212,500 shares of our common stock, no par value, in a registered public offering at $113.75 per share (approximately $111.87 per share after deducting underwriting discounts), pursuant to forward sale agreements. We received net proceeds of approximately $164 million (net of underwriting discounts and equity issuance costs of $3 million) from the sale of 1,462,500 shares in the third quarter of 2018 to cover overallotments.
As of November 1, 2019, a total of 9,750,000 shares of Sempra Energy common stock are subject to future settlement under the July 2018 forward sale agreements, which may be settled on one or more dates specified by us occurring no later than December 15, 2019, the final settlement date under the agreements. Although we expect to settle the forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds, we may, subject to certain conditions, elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. The forward sale agreements are also subject to acceleration by the forward purchasers upon the occurrence of certain events.
We provide additional information regarding the common stock offerings in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.
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
SDG&E
As we discuss in “Variable Interest Entities” above, on August 23, 2019, SDG&E and Sempra Energy deconsolidated Otay Mesa VIE after SDG&E determined that it is no longer the primary beneficiary of the VIE.
Sempra Mexico
In the nine months ended September 30, 2019, IEnova repurchased 2,620,000 shares of its outstanding common stock held by NCI for approximately $10 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5 percent at December 31, 2018 to 66.6 percent at September 30, 2019.
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

Sempra LNG and IEnova are jointly developing a proposed natural gas liquefaction project at the site of IEnova’s existing regasification terminal at ECA. Sempra LNG consolidates the proposed project. Thus, Sempra Energy’s NCI in IEnova’s 50-percent interest in the proposed project is reported at Sempra LNG.
The following table provides information on noncontrolling ownership interests held by others (not including preferred shareholders) in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets.

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity (deficit) held by noncontrolling interests
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
SDG&E:
Otay Mesa VIE	—%	100%	$—	$100
Sempra Mexico:
IEnova	33.4	33.5	1,676	1,592
IEnova subsidiaries(1)	10.0 – 46.3	10.0 – 49.0	16	13
Sempra Renewables:
Tax equity arrangements – wind(2)	—	NA	—	158
PXiSE Energy Solutions, LLC(3)	—	11.1	—	1
Sempra LNG:
Bay Gas	—	9.1	—	18
Liberty Gas Storage, LLC	24.6	24.6	(13)	(12)
ECA LNG proposed liquefaction project	16.7	—	3	—
Parent and other:
PXiSE Energy Solutions, LLC(3)	20.0	—	1	—
Discontinued Operations:
Chilquinta Energía subsidiaries(1)	19.7 – 43.4	19.7 – 43.4	23	23
Luz del Sur	16.4	16.4	200	193
Tecsur	9.8	9.8	5	4
Total Sempra Energy			$1,911	$2,090

(1)	IEnova and Chilquinta Energía have subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

(2)	Net income or loss attributable to NCI is computed using the HLBV method and is not based on ownership percentages.

(3)	In April 2019, PXiSE Energy Solutions, LLC was subsumed into Parent and other.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	September 30, 2019	December 31, 2018
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current	$40	$37

Sempra Mexico(1):
IMG – Note due March 15, 2022(2)	$712	$641
Energía Sierra Juárez – Note(3)	—	3
Total due from unconsolidated affiliates – noncurrent	$712	$644

Total due to various unconsolidated affiliates – current	$(12)	$(10)

Sempra Mexico(1):
Total due to unconsolidated affiliates – noncurrent – TAG – Note due December 20, 2021(4)	$(39)	$(37)
SDG&E:
Total due from unconsolidated affiliates – current – SoCalGas	$1	$—

Sempra Energy(1)(5)	$(14)	$(43)
SoCalGas	—	(6)
Various affiliates	(12)	(12)
Total due to unconsolidated affiliates – current	$(26)	$(61)

Income taxes due from Sempra Energy(6)	$5	$5
SoCalGas:
SDG&E	$—	$6
Various affiliates	—	1
Total due from unconsolidated affiliates – current	$—	$7

Sempra Energy	$(35)	$(34)
Pacific Enterprises	(150)	—
SDG&E	(1)	—
Various affiliates	(1)	—
Total due to unconsolidated affiliates – current	$(187)	$(34)

Income taxes due to Sempra Energy(6)	$(19)	$(4)

(1)	Amounts include principal balances plus accumulated interest outstanding.

(2)
Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $718 million U.S. dollar-equivalent, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (10.13 percent at September 30, 2019), to finance construction of the natural gas marine pipeline.

(3)	U.S. dollar-denominated loan, at a variable interest rate based on the 30-day LIBOR plus 637.5 bps (8.89 percent at December 31, 2018).

(4)	U.S. dollar-denominated loan, at a variable interest rate based on the 6-month LIBOR plus 290 bps (4.96 percent at September 30, 2019).

(5)	At September 30, 2019, net payable includes outstanding advances to Sempra Energy of $25 million at an interest rate of 2.03 percent.

(6)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes revenues and cost of sales from unconsolidated affiliates.

REVENUES AND COST OF SALES FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Sempra Energy Consolidated	$13	$17	$40	$49
SDG&E	2	1	5	4
SoCalGas	16	15	50	47
Cost of Sales:
Sempra Energy Consolidated	$12	$9	$40	$36
SDG&E	16	21	56	56
SoCalGas	2	—	6	—

Guarantees
Sempra Energy has provided guarantees related to the financing of the Cameron LNG JV project, as we discuss in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER (EXPENSE) INCOME, NET
Other (Expense) Income, Net on the Condensed Consolidated Statements of Operations consisted of the following:

OTHER (EXPENSE) INCOME, NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$25	$23	$69	$79
Investment gains(1)	9	8	46	13
(Losses) gains on interest rate and foreign exchange instruments, net	(17)	39	7	46
Foreign currency transaction (losses) gains, net(2)	(13)	28	(2)	16
Non-service component of net periodic benefit (cost) credit	(13)	(3)	(19)	37
Penalties related to billing practices OII	—	—	(8)	—
Interest on regulatory balancing accounts, net	4	1	9	2
Sundry, net	(2)	—	1	(1)
Total	$(7)	$96	$103	$192
SDG&E:
Allowance for equity funds used during construction	$15	$15	$42	$49
Non-service component of net periodic benefit credit	—	8	8	25
Interest on regulatory balancing accounts, net	4	2	10	4
Sundry, net	—	(1)	—	(1)
Total	$19	$24	$60	$77
SoCalGas:
Allowance for equity funds used during construction	$9	$8	$25	$30
Non-service component of net periodic benefit (cost) credit	(5)	(1)	9	27
Penalties related to billing practices OII	—	—	(8)	—
Interest on regulatory balancing accounts, net	—	(1)	(1)	(2)
Sundry, net	(3)	(3)	(7)	(6)
Total	$1	$3	$18	$49

(1)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

(2)
Includes losses of $17 million and a negligible amount in the three months and nine months ended September 30, 2019, respectively, and gains of $33 million and $25 million in the three months and nine months ended September 30, 2018, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to the IMG JV, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$61	$139	$150	$(221)

Income (loss) from continuing operations before income taxes
and equity earnings	$448	$345	$1,235	$(245)
Equity earnings (losses), before income tax(1)	17	(52)	24	(236)
Pretax income (loss)	$465	$293	$1,259	$(481)

Effective income tax rate	13%	47%	12%	46%
SDG&E:
Income tax expense	$71	$53	$111	$151
Income before income taxes	$337	$269	$700	$682
Effective income tax rate	21%	20%	16%	22%
SoCalGas:
Income tax expense (benefit)	$35	$(7)	$50	$75
Income (loss) before income taxes	$178	$(21)	$488	$320
Effective income tax rate	20%	33%	10%	23%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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
In the nine months ended September 30, 2019, SDG&E and SoCalGas recorded income tax benefits of $31 million and $38 million, respectively, from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.

Discontinued Operations
On January 25, 2019, our board of directors approved a plan to sell our South American businesses, as we discuss in Note 5. Prior to this decision, our repatriation estimate excluded post-2017 earnings and other basis differences related to our South American businesses. Because of our decision to sell our South American businesses, we no longer assert indefinite reinvestment of these basis differences and have recorded the following in discontinued operations in the nine months ended September 30, 2019:

▪
$89 million income tax benefit primarily related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses. The amount is comprised of $103 million of income tax expense recorded in the first quarter of 2019, which was then reduced by $192 million in the third quarter of 2019 as a result of a change in the anticipated structure of the sale; and

▪	$32 million income tax expense related to the increase in outside basis differences from 2019 earnings since January 25, 2019.
We have not changed our indefinite reinvestment assertion or repatriation plan for our continuing international operations.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our financial condition, results of operations, cash flows or disclosures.
ASU 2016-02, “Leases,” ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” ASU 2018-10, “Codification Improvements to Topic 842, Leases,” ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” ASU 2018-20, “Narrow-Scope Improvements for Lessors” and ASU 2019-01, “Leases (Topic 842): Codification Improvements” (collectively referred to as the “lease standard”): In 2016, the Financial Accounting Standards Board began issuing the first in a series of ASUs intended to increase transparency and comparability among organizations with leasing activities. The most significant provision of the lease standard is the requirement that lessees recognize operating lease ROU assets and lease liabilities on the balance sheet.
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

The following table shows the initial increases (decreases) on our balance sheets at January 1, 2019 from adoption of the lease standard.

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
We are currently evaluating the effect of the standard on our ongoing financial reporting. On a prospective basis, the new standard will primarily apply to our accounts receivable balances, amounts due from unconsolidated affiliates and off-balance sheet financial guarantees. We will adopt the standard on January 1, 2020.
ASU 2017-04, “Simplifying the Test for Goodwill Impairment”: ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. An entity will be required to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. For public entities, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments are to be applied on a prospective basis. We will adopt the standard on January 1, 2020.
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

DISAGGREGATED REVENUES
(Dollars in millions)
	Three months ended September 30, 2019
	SDG&E	SoCalGas	Sempra Mexico	Sempra Renewables	Sempra LNG	Consolidating adjustments, Parent & Other	Sempra Energy Consolidated
By major service line:
Utilities	$1,370	$765	$14	$—	$—	$(18)	$2,131
Midstream	—	—	158	—	48	(39)	167
Renewables	—	—	32	—	—	2	34
Other	—	—	52	—	2	(3)	51
Revenues from contracts with customers	$1,370	$765	$256	$—	$50	$(58)	$2,383

By market:
Gas	$100	$765	$171	$—	$48	$(55)	$1,029
Electric	1,270	—	85	—	2	(3)	1,354
Revenues from contracts with customers	$1,370	$765	$256	$—	$50	$(58)	$2,383

Revenues from contracts with customers	$1,370	$765	$256	$—	$50	$(58)	$2,383
Utilities regulatory revenues	57	210	—	—	—	—	267
Other revenues	—	—	101	—	50	(43)	108
Total revenues	$1,427	$975	$357	$—	$100	$(101)	$2,758
	Nine months ended September 30, 2019
By major service line:
Utilities	$3,604	$3,170	$56	$—	$—	$(56)	$6,774
Midstream	—	—	472	—	134	(109)	497
Renewables	—	—	82	5	—	1	88
Other	—	—	147	—	5	(5)	147
Revenues from contracts with customers	$3,604	$3,170	$757	$5	$139	$(169)	$7,506

By market:
Gas	$441	$3,170	$527	$—	$134	$(160)	$4,112
Electric	3,163	—	230	5	5	(9)	3,394
Revenues from contracts with customers	$3,604	$3,170	$757	$5	$139	$(169)	$7,506

Revenues from contracts with customers	$3,604	$3,170	$757	$5	$139	$(169)	$7,506
Utilities regulatory revenues	62	(28)	—	—	—	—	34
Other revenues	—	—	301	5	188	(148)	346
Total revenues	$3,666	$3,142	$1,058	$10	$327	$(317)	$7,886

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	Three months ended September 30, 2018
	SDG&E	SoCalGas	Sempra Mexico	Sempra Renewables	Sempra LNG	Consolidating adjustments	Sempra Energy Consolidated
By major service line:
Utilities	$1,577	$719	$17	$—	$—	$(16)	$2,297
Midstream	—	—	194	—	82	(71)	205
Renewables	—	—	32	14	1	(1)	46
Other	—	—	71	—	1	(2)	70
Revenues from contracts with customers	$1,577	$719	$314	$14	$84	$(90)	$2,618

By market:
Gas	$91	$719	$214	$—	$82	$(86)	$1,020
Electric	1,486	—	100	14	2	(4)	1,598
Revenues from contracts with customers	$1,577	$719	$314	$14	$84	$(90)	$2,618

Revenues from contracts with customers	$1,577	$719	$314	$14	$84	$(90)	$2,618
Utilities regulatory revenues	(278)	83	—	—	—	—	(195)
Other revenues	—	—	96	24	63	(41)	142
Total revenues	$1,299	$802	$410	$38	$147	$(131)	$2,565
	Nine months ended September 30, 2018
By major service line:
Utilities	$3,707	$2,529	$58	$—	$—	$(51)	$6,243
Midstream	—	—	484	—	171	(105)	550
Renewables	—	—	85	37	2	(1)	123
Other	—	—	142	—	5	(5)	142
Revenues from contracts with customers	$3,707	$2,529	$769	$37	$178	$(162)	$7,058

By market:
Gas	$372	$2,529	$545	$—	$171	$(153)	$3,464
Electric	3,335	—	224	37	7	(9)	3,594
Revenues from contracts with customers	$3,707	$2,529	$769	$37	$178	$(162)	$7,058

Revenues from contracts with customers	$3,707	$2,529	$769	$37	$178	$(162)	$7,058
Utilities regulatory revenues	(302)	171	—	—	—	—	(131)
Other revenues	—	—	259	66	152	(128)	349
Total revenues	$3,405	$2,700	$1,028	$103	$330	$(290)	$7,276

Remaining Performance Obligations
For contracts greater than one year, at September 30, 2019, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such remaining performance obligations at September 30, 2019.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
2019 (excluding first nine months of 2019)	$87	$1
2020	409	4
2021	401	4
2022	405	4
2023	401	4
Thereafter	4,986	75
Total revenues to be recognized	$6,689	$92

(1)	Excludes intercompany transactions.

Contract Balances from Revenues from Contracts with Customers
Activities within Sempra Energy’s contract liabilities are presented below. There were no contract liabilities at SDG&E in the nine months ended September 30, 2018 or SoCalGas in the nine months ended September 30, 2019 and 2018.

CONTRACT LIABILITIES
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
Balance at January 1, 2019	$(70)	$—
Revenue from performance obligations satisfied during reporting period	1	—
Payments received in advance	(95)	(92)
Balance at September 30, 2019(1)	$(164)	$(92)

Balance at January 1, 2018	$—
Adoption of ASC 606 adjustment	(61)
Revenue from performance obligations satisfied during reporting period	6
Payments received in advance	(9)
Balance at September 30, 2018	$(64)

(1)
Includes $3 million and $3 million in Other Current Liabilities and $161 million and $89 million in Deferred Credits and Other on the Sempra Energy and SDG&E Condensed Consolidated Balance Sheets, respectively.

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on our Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	September 30, 2019	December 31, 2018
Sempra Energy Consolidated:
Accounts receivable – trade, net	$875	$1,106
Accounts receivable – other, net	10	11
Due from unconsolidated affiliates – current(1)	6	4
Assets held for sale	—	6
Total	$891	$1,127
SDG&E:
Accounts receivable – trade, net	$446	$368
Accounts receivable – other, net	7	6
Due from unconsolidated affiliates – current(1)	3	3
Total	$456	$377
SoCalGas:
Accounts receivable – trade, net	$356	$634
Accounts receivable – other, net	3	5
Total	$359	$639

(1)	Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

NOTE 4. REGULATORY MATTERS
We discuss regulatory matters in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and information about new regulatory matters below.
REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	September 30, 2019	December 31, 2018

SDG&E:
Fixed-price contracts and other derivatives	$(136)	$(150)
Deferred income taxes refundable in rates	(118)	(236)
Pension and other postretirement benefit plan obligations	186	186
Removal obligations	(1,999)	(1,848)
Environmental costs	26	28
Sunrise Powerlink fire mitigation	120	120
Regulatory balancing accounts(1)
Commodity – electric	142	(8)
Gas transportation	17	45
Safety and reliability	76	70
Public purpose programs	(117)	(62)
2019 GRC retroactive impacts	81	—
Other balancing accounts	46	145
Other regulatory liabilities, net(2)	(152)	(170)
Total SDG&E	(1,828)	(1,880)
SoCalGas:
Pension and other postretirement benefit plan obligations	452	470
Employee benefit costs	49	49
Removal obligations	(754)	(833)
Deferred income taxes refundable in rates	(214)	(336)
Environmental costs	28	28
Regulatory balancing accounts(1)
Commodity – gas, including transportation	(85)	196
Safety and reliability	310	332
Public purpose programs	(329)	(325)
2019 GRC retroactive impacts	286	—
Other balancing accounts	(30)	(68)
Other regulatory liabilities, net(2)	(115)	(114)
Total SoCalGas	(402)	(601)
Sempra Mexico:
Deferred income taxes recoverable in rates	81	81
Other regulatory assets	6	6
Total Sempra Energy Consolidated	$(2,143)	$(2,394)

(1)
At September 30, 2019 and December 31, 2018, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $117 million and $78 million, respectively, and for SoCalGas was $475 million and $185 million, respectively.

(2)	Includes regulatory assets earning a rate of return.

CALIFORNIA UTILITIES
CPUC General Rate Case
The CPUC uses GRC proceedings to set rates designed to allow the California Utilities to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
2019 General Rate Case
On September 26, 2019, the CPUC issued a final decision in the 2019 GRC approving SDG&E’s and SoCalGas’ test year revenues for 2019 and attrition year adjustments for 2020 and 2021. This is the first GRC that includes revenues authorized for risk assessment mitigation phase activities.
The 2019 GRC FD adopts a test year 2019 revenue requirement of $1,990 million for SDG&E’s combined operations ($1,590 million for its electric operations and $400 million for its natural gas operations), which is $213 million lower than the $2,203 million that SDG&E had requested in its updated application. SDG&E’s adopted 2019 revenue requirement represents an increase of $107 million (5.70 percent) over its authorized 2018 revenue requirement.
The 2019 GRC FD adopts a test year 2019 revenue requirement of $2,770 million for SoCalGas, which is $167 million lower than the $2,937 million that SoCalGas had requested in its updated application. SoCalGas’ adopted 2019 revenue requirement represents an increase of $314 million (12.80 percent) over its authorized 2018 revenue requirement.
The 2019 GRC FD retains a three-year GRC cycle for both utilities, specifying the 2020 and 2021 revenue requirement increases. The increases include separately authorized components for O&M and capital-related costs, as follows:

AUTHORIZED REVENUE REQUIREMENT INCREASES FOR 2020 AND 2021
(Dollars in millions)
	2020 increase from 2019		2021 increase from 2020
	Revenue increase	Percent increase	Revenue increase	Percent increase
SDG&E:
O&M	$20	2.64%	$19	2.47%
Capital-related costs	114	9.74	83	6.47
Total increase	$134	6.74	$102	4.83
SoCalGas:
O&M	$36	2.64%	$34	2.40%
Capital-related costs	184	14.36	116	7.93
Total increase	$220	7.92	$150	5.00

We expect the adopted revenue requirements associated with the period from January 1, 2019 through September 30, 2019 to be recovered in rates through December 2021. At September 30, 2019, SDG&E recorded an associated regulatory asset of $81 million, with $51 million as noncurrent, and SoCalGas recorded an associated regulatory asset of $286 million, with $179 million as noncurrent.
The 2019 GRC FD approves for the California Utilities the establishment of two-way liability insurance premium balancing accounts, including wildfire insurance premium costs based on a specific level of coverage. The 2019 GRC FD also permits the California Utilities to seek recovery of additional liability insurance coverage.
As we discuss in Notes 4 and 8 of the Notes to Consolidated Financial Statements in the Annual Report, pursuant to the 2016 GRC FD, SDG&E and SoCalGas each established a two-way income tax expense memorandum account to track, among other items, certain revenue variances resulting from certain differences between the income tax expense forecasted in the GRC and the income tax expense incurred from 2016 through 2018. SDG&E and SoCalGas recorded regulatory liabilities associated with the 2016 through 2018 tracked forecasting differences of $86 million and $88 million, respectively. The 2019 GRC FD clarifies that forecasting differences, which we previously included in this tracked activity, are not subject to tracking in the income tax expense memorandum account. However, its disposition is unclear. Final resolution of the scope of the two-way income tax expense memorandum account for the 2016 through 2018 period could impact the disposition of these regulatory liabilities.

The 2016 GRC FD revenue requirement was authorized using a federal income tax rate of 35 percent. As a result of the TCJA, the federal income tax rate of 21 percent became effective January 1, 2018. Since SDG&E and SoCalGas continued to collect authorized revenues based on a 35 percent tax rate, SDG&E and SoCalGas recorded regulatory liabilities of $88 million and $75 million, respectively. The 2019 GRC FD instructs SDG&E and SoCalGas to refund these balances to customers in future rates. SDG&E also recorded a $79 million regulatory liability at September 30, 2019, relating to its FERC jurisdictional rates, in anticipation of amounts that will benefit customers in future rates for the decrease in the federal income tax rate.
The California Utilities recorded revenues in the first six months of 2019 based on levels authorized for 2018 under the 2016 GRC FD because a final decision in the 2019 GRC was not issued by June 30, 2019. Since the 2019 GRC FD is effective retroactive to January 1, 2019, the California Utilities recorded the retroactive impacts in the third quarter of 2019. For SDG&E and SoCalGas, these amounts include an incremental earnings impact of $92 million ($66 million after tax) and $181 million ($130 million after tax), respectively, related to the first six months of 2019.
CPUC Cost of Capital
In April 2019, SDG&E and SoCalGas filed separate applications with the CPUC to update their cost of capital effective January 1, 2020. SDG&E proposed to adjust its authorized capital structure by increasing the amount of its common equity from 52 percent to 56 percent. SDG&E also proposed to increase its authorized ROE from 10.2 percent to 14.3 percent (with the aggregate ROE proposal including a quantified premium for wildfire liability risk), and to increase its authorized return on rate base from 7.55 percent to 10.03 percent. On August 1, 2019, SDG&E filed supplemental testimony to update its ROE request to reflect the impacts of AB 1054 and AB 111. In that supplementary testimony, SDG&E modified its proposal to increase its authorized ROE from 10.2 percent to 12.38 percent, including a revised premium for wildfire liability risk, and its authorized return on rate base from 7.55 percent to 8.95 percent. SoCalGas proposed to adjust its authorized capital structure by increasing the amount of its common equity from 52 percent to 56 percent. SoCalGas also proposed to increase its authorized ROE from 10.05 percent to 10.7 percent and to increase its authorized return on rate base from 7.34 percent to 7.85 percent. Intervenors are proposing a ROE for SDG&E ranging from 8.49 percent to 9.65 percent and for SoCalGas ranging from 8.49 percent to 9.63 percent. Intervenors have also proposed authorized returns on rate base for SDG&E ranging from 6.62 percent to 7.22 percent and for SoCalGas ranging from 6.45 percent to 6.72 percent. Intervenors also propose that the common equity levels remain authorized at 52 percent at both SDG&E and SoCalGas. The schedule for the proceeding indicates a final decision in the fourth quarter of 2019.
SDG&E
FERC Formulaic Rate Filing
In October 2018, SDG&E submitted its TO5 filing to the FERC. This proceeding establishes the transmission revenue requirement, including rate of return, for SDG&E’s FERC-regulated electric transmission operations and assets. SDG&E’s TO5 filing proposed, among other items, an increase to SDG&E’s current authorized FERC ROE from 10.05 percent to 11.2 percent. On December 31, 2018, the FERC issued its order accepting and suspending SDG&E’s TO5 filing and established hearing and settlement procedures. In the order, the FERC suspended the TO5 filing for five months, during which the existing TO4 rates remained in effect. The suspension period ended on June 1, 2019, when the proposed TO5 rates took effect, subject to refund and the outcome of the rate filing. As a result, until a new ROE is authorized, the current ROE of 10.05 percent is the basis of SDG&E’s FERC-related revenue recognition. In July 2019, the settlement judge reported that SDG&E and the parties engaged in settlement negotiations had reached an impasse and directed the matter forward to hearings, which does not preclude continued settlement discussions among SDG&E and settling parties.
In September 2019, the settlement judge issued an order suspending the hearing schedule for 60 days in anticipation of a settlement between the parties. In October 2019, SDG&E and settling parties reached an agreement on all issues set for hearing in the proceeding. The agreement provides for a ROE of 10.60 percent, consisting of a base ROE of 10.10 percent plus an additional 50 bps for participation in the California ISO. SDG&E will refund the California ISO additional 50 bps of ROE as of the refund effective date (June 1, 2019) in this proceeding if the FERC issues an order ruling that California IOUs are no longer eligible for the additional California ISO ROE. The agreement also includes the collection of additional FERC revenues of $17 million to conclude a rate base matter, net of certain refunds to be paid to CPUC-jurisdictional customers. We expect a FERC order on the settlement terms in the first half of 2020.
When we receive a final decision, SDG&E expects to record the cumulative earnings effect of retroactive application to June 1, 2019 for any difference between the current ROE and the approved ROE.

SOCALGAS
Billing Practices OII
In May 2017, the CPUC issued an OII to determine whether SoCalGas violated any provisions of the California Public Utilities Code, General Orders, CPUC decisions, or other requirements pertaining to billing practices from 2014 through 2016. The CPUC examined the timeliness of monthly bills, extending the billing period for customers, and issuing estimated bills, including an examination of SoCalGas’ gas tariff rules. In January 2019, the CPUC ordered SoCalGas to pay $8 million in penalties, including $3 million that was paid in July 2019 to California’s general fund and $5 million to be credited to customers that received delayed bills (greater than 45 days) in the form of a $100 bill credit. SoCalGas filed an appeal of the CPUC’s conclusions in the order, which, in April 2019, the CPUC denied. SoCalGas filed a rehearing request on May 28, 2019, which is pending before the CPUC. The CPUC granted SoCalGas’ request to delay distribution of the $100 bill credit to customers until a final decision on the rehearing.

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

Sharyland Holdings
On May 16, 2019, Sempra Energy acquired an indirect, 50-percent interest in Sharyland Holdings for $102 million (subject to customary closing adjustments) pursuant to the Securities Purchase Agreement. In connection with and prior to the consummation of the Securities Purchase Agreement, Sharyland Holdings owned 100 percent of the membership interests in SU and SU converted into a limited liability company, named Sharyland Utilities, L.L.C. We account for our indirect, 50-percent interest in Sharyland Holdings as an equity method investment.
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
DIVESTITURES
In June 2018, our board of directors approved a plan to divest certain non-utility natural gas storage assets in the southeast U.S., and all our U.S. wind and U.S. solar assets (collectively, the Assets). As a result of our plan to sell the Assets, we recorded impairment charges totaling $1.5 billion ($900 million after tax and NCI) in June 2018. These charges included $1.3 billion ($755 million after tax and NCI) at Sempra LNG, which is included in Impairment Losses on Sempra Energy’s Condensed Consolidated Statements of Operations, and $200 million ($145 million after tax) at Sempra Renewables, which is included in Equity Earnings on Sempra Energy’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018. These impairment charges primarily represented an adjustment of the related assets’ carrying values to estimated fair values, less costs to sell when applicable, which we discuss in Notes 6 and 12 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Renewables
In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments to AEP for $569 million, net of transaction costs, and recorded a $61 million ($45 million after tax and NCI) gain, which is included in Gain on Sale of Assets on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019. Upon completion of the sale, remaining nominal business activities at Sempra Renewables were subsumed into Parent and other and the Sempra Renewables segment ceased to exist.
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
DISCONTINUED OPERATIONS
On January 25, 2019, our board of directors approved a plan to sell our South American businesses. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with those businesses, met the held-for-sale criteria. These businesses are presented as discontinued operations, as the planned sales represent a strategic shift that will have a major effect on our operations and financial results. We do not plan to have significant continuing involvement in or be able to exercise significant influence on the operating or financial policies of these operations after they are sold. Accordingly, the results of operations, financial position and cash flows for these businesses have been reclassified to discontinued operations for all periods presented.

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
On September 27, 2019, we entered into a Purchase and Sale Agreement with China Yangtze Power International (Hongkong) Co., Limited to sell our equity interests in our Peruvian businesses, including our 83.6-percent interest in Luz del Sur and its indirect ownership interest in Tecsur, for an aggregate base purchase price of $3.59 billion, subject to customary closing adjustments for working capital and changes in net indebtedness. The sale is subject to various conditions to closing, including approvals from the Peruvian anti-trust authority and the Bermuda Monetary Authority. We expect the sale to close in the first quarter of 2020.
On October 12, 2019, we entered into a Purchase and Sale Agreement with State Grid International Development Limited to sell our equity interests in our Chilean businesses, including our 100-percent interest in Chilquinta Energía and Tecnored and our 50-percent interest in Eletrans, for an aggregate base purchase price of $2.23 billion, subject to customary adjustments for working capital and changes in net indebtedness and other adjustments. Chilquinta Energía also agreed to purchase the remaining 50-percent interest in Eletrans from Sociedad Austral de Electricidad S.A., contingent on the sale of our Chilean businesses to State Grid International Development Limited. This acquisition by Chilquinta Energía would result in State Grid International Development Limited acquiring 100 percent of Eletrans, which we do not expect will have a significant economic impact on the sale of our Chilean businesses. The sale of our Chilean businesses is subject to various conditions to closing, including approval by the Chilean anti-trust authority, certain Chinese regulatory approvals and approval by the Bermuda Monetary Authority, but is not subject to Chilquinta Energía purchasing the remaining 50-percent interest in Eletrans. We expect the sale to close in the first quarter of 2020.
Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$398	$375	$1,222	$1,190
Cost of sales	(249)	(246)	(765)	(794)
Operating expenses	(38)	(41)	(123)	(151)
Interest and other	(3)	(6)	(12)	(15)
Income before income taxes and equity earnings	108	82	322	230
Income tax benefit (expense)	148	(28)	(32)	(94)
Equity earnings	—	—	2	1
Income from discontinued operations, net of income tax	256	54	292	137
Earnings attributable to noncontrolling interests	(8)	(8)	(25)	(22)
Earnings from discontinued operations attributable to common shares	$248	$46	$267	$115

The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale in discontinued operations.

ASSETS HELD FOR SALE IN DISCONTINUED OPERATIONS
(Dollars in millions)
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$359	$88
Restricted cash(1)	1	—
Accounts receivable, net	290	315
Due from unconsolidated affiliates	2	2
Inventories	44	38
Other current assets	24	16
Current assets	$720	$459

Due from unconsolidated affiliates	$51	$44
Goodwill and other intangible assets	803	819
Property, plant and equipment, net	2,502	2,357
Other noncurrent assets	39	39
Noncurrent assets	$3,395	$3,259

Short-term debt	$75	$55
Accounts payable	165	176
Dividends payable	428	8
Current portion of long-term debt and finance leases	39	29
Other current liabilities	97	100
Current liabilities	$804	$368

Long-term debt and finance leases	$687	$708
Deferred income taxes	274	250
Other noncurrent liabilities	62	55
Noncurrent liabilities	$1,023	$1,013

(1)	Primarily represents funds held in accordance with Peruvian tax law.

At September 30, 2019 and December 31, 2018, $549 million and $506 million, respectively, of cumulative foreign currency translation adjustments related to our South American businesses are included in AOCI.

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
Sempra Energy contributed cash of $1,236 million and $117 million to Oncor in the nine months ended September 30, 2019 and 2018, respectively. The 2019 contributions include $1,067 million to fund Oncor’s May 2019 acquisition of interests in InfraREIT and certain acquisition-related expenses, which we discuss in Note 5. In the nine months ended September 30, 2019 and 2018, Oncor Holdings distributed to Sempra Energy $162 million and $9 million, respectively, in dividends and $9 million and $15 million, respectively, in tax sharing payments.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30, 2019	March 9 - September 30, 2018
	2019	2018
Operating revenues	$1,211	$1,095	$3,268	$2,352
Operating expense	(787)	(748)	(2,319)	(1,663)
Income from operations	424	347	949	689
Interest expense	(97)	(89)	(276)	(198)
Income tax expense	(53)	(53)	(106)	(105)
Net income	261	191	511	351
Noncontrolling interest held by TTI	(52)	(38)	(102)	(70)
Earnings attributable to Sempra Energy	209	153	409	281

Sharyland Holdings
As we discuss in Note 5, on May 16, 2019, we acquired an indirect, 50-percent interest in Sharyland Holdings for $102 million (subject to customary closing adjustments), which we account for as an equity method investment.
SEMPRA MEXICO
Sempra Mexico invested cash of $45 million in the IMG JV in the nine months ended September 30, 2018.
SEMPRA RENEWABLES
As we discuss in Note 5, Sempra Renewables recorded an other-than-temporary impairment on certain of its wind equity method investments totaling $200 million in June 2018. In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments.

SEMPRA LNG
Sempra LNG capitalized $32 million and $34 million of interest in the nine months ended September 30, 2019 and 2018, respectively, related to its investment in Cameron LNG JV. In August 2019, the first of three trains of the Cameron LNG liquefaction project commenced commercial operation under the JV’s tolling agreements. In the nine months ended September 30, 2019 and 2018, Sempra LNG invested cash of $77 million and $149 million, respectively, in this unconsolidated JV.
RBS SEMPRA COMMODITIES
In September 2018, we fully impaired our remaining equity method investment in RBS Sempra Commodities by recording a charge of $65 million in Equity Earnings on Sempra Energy’s Condensed Consolidated Statement of Operations. We discuss matters related to RBS Sempra Commodities further in Note 11.
GUARANTEES
At September 30, 2019, we had outstanding guarantees aggregating a maximum of $3.9 billion. The related carrying value of these guarantees was fully amortized at September 30, 2019. We discuss these guarantees in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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
At September 30, 2019, these four primary U.S. committed lines of credit permit Sempra Energy Consolidated to borrow an aggregate amount of approximately $6.69 billion. The principal terms of these committed lines of credit, which provide liquidity and support commercial paper, are described below.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	September 30, 2019
	Total facility	Commercial paper outstanding(1)	Available unused credit
Sempra Energy(2)	$1,250	$—	$1,250
Sempra Global(3)	3,185	(2,345)	840
SDG&E(4)	1,500	—	1,500
SoCalGas(4)	750	(108)	642
Total	$6,685	$(2,453)	$4,232

(1)	Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.

(2)
The facility also provides for issuance of $200 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra Energy has the right to increase the letter of credit commitment up to $500 million. No letters of credit were outstanding at September 30, 2019.

(3)	Commercial paper outstanding is before reductions of unamortized discount of $3 million. Sempra Energy guarantees Sempra Global’s obligations under the credit facility.

(4)
The facility also provides for issuance of $100 million of letters of credit on behalf of the borrowing utility with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the borrowing utility has the right to increase the letter of credit commitment up to $250 million. No letters of credit were outstanding at September 30, 2019.

Sempra Energy, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65 percent at the end of each quarter. At September 30, 2019, each entity was in compliance with this ratio and all other financial covenants under its respective credit facility.
Foreign Committed Lines of Credit
In February 2019, IEnova revised the terms of its five-year revolving credit facility by increasing the amount available under the facility from $1.17 billion to $1.50 billion, extending the expiration of the facility from August 2020 to February 2024 and increasing the syndicate of lenders from eight to 10. At September 30, 2019, available unused credit on this line was approximately $642 million.
On April 11, 2019, IEnova entered into a three-year, $100 million revolving credit agreement with Scotiabank Inverlat, S.A. Under the agreement, withdrawals may be made for up to one year in either U.S. dollars or Mexican pesos. At September 30, 2019, available unused credit was $100 million.
On September 23, 2019, IEnova entered into a two-year, $280 million revolving credit agreement with The Bank of Nova Scotia. Under the agreement, withdrawals may be made for up to two years in U.S. dollars. At September 30, 2019, there was no available unused credit.
Letters of Credit
Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At September 30, 2019, we had approximately $648 million in standby letters of credit outstanding under these agreements.
WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on total short-term debt at Sempra Energy Consolidated were 2.62 percent and 2.99 percent at September 30, 2019 and December 31, 2018, respectively. The weighted-average interest rate on total short-term debt at SDG&E was 2.97 percent at December 31, 2018. The weighted-average interest rates on total short-term debt at SoCalGas were 2.06 percent and 2.58 percent at September 30, 2019 and December 31, 2018, respectively.

LONG-TERM DEBT
Sempra Energy
In June 2019, we issued $758 million of 5.75-percent, junior subordinated notes maturing in 2079, with a par value of $25 per note. We received proceeds of $735 million (net of underwriting discounts of $23 million). We used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes. We may redeem some or all of the notes before their maturity, as follows:

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
As we discuss in “Variable Interest Entities” in Note 1, on August 23, 2019, SDG&E deconsolidated Otay Mesa VIE. Prior to deconsolidation, on August 14, 2019, OMEC LLC paid in full the $211 million outstanding balance on its variable-rate loan that was scheduled to mature in August 2024. We describe this loan agreement and related floating-to-fixed interest rate swaps in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. We provide additional information concerning the interest rate swaps in Note 8.
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

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel and GHG allowances.

The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	September 30, 2019	December 31, 2018
Sempra Energy Consolidated:
Natural gas	MMBtu	30	35
Electricity	MWh	2	2
Congestion revenue rights	MWh	47	52
SDG&E:
Natural gas	MMBtu	34	33
Electricity	MWh	2	2
Congestion revenue rights	MWh	47	52

In addition to the amounts noted above, we use commodity derivatives to manage risks associated with the physical locations of contractual obligations and assets, such as natural gas purchases and sales.
INTEREST RATE DERIVATIVES
We are exposed to interest rates primarily as a result of our current and expected use of financing. The California Utilities, as well as Sempra Energy and its other subsidiaries and JVs, periodically enter into interest rate derivative agreements intended to moderate our exposure to interest rates and to lower our overall costs of borrowing. In addition, we may utilize interest rate swaps, typically designated as cash flow hedges, to lock in interest rates on outstanding debt or in anticipation of future financings. Separately, Otay Mesa VIE previously entered into interest rate swap agreements, designated as cash flow hedges, to moderate its exposure to interest rate changes.
The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	September 30, 2019		December 31, 2018
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$1,259	2019-2032	$594	2019-2032
SDG&E:
Cash flow hedge(1)	—	—	142	2019

(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE. On August 14, 2019, OMEC LLC paid in full its variable-rate loan and terminated its interest rate swaps.
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

The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	September 30, 2019		December 31, 2018
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$306	2019-2023	$306	2019-2023
Other foreign currency derivatives	1,242	2019-2021	1,158	2019-2020
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2019
	Current assets: Other(1)	Other assets: Sundry	Current liabilities: Other	Deferred credits and other liabilities: Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments	$—	$—	$(12)	$(157)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	12	—	(3)	—
Associated offsetting foreign exchange instruments	(3)	—	3	—
Commodity contracts not subject to rate recovery	31	11	(39)	(9)
Associated offsetting commodity contracts	(29)	(1)	29	1
Commodity contracts subject to rate recovery	22	245	(48)	(53)
Associated offsetting commodity contracts	(5)	(2)	5	2
Associated offsetting cash collateral	—	—	13	2
Net amounts presented on the balance sheet	28	253	(52)	(214)
Additional cash collateral for commodity contracts not subject to rate recovery	18	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	17	—	—	—
Total(2)	$63	$253	$(52)	$(214)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$14	$245	$(42)	$(53)
Associated offsetting commodity contracts	(3)	(2)	3	2
Associated offsetting cash collateral	—	—	13	2
Net amounts presented on the balance sheet	11	243	(26)	(49)
Additional cash collateral for commodity contracts subject to rate recovery	14	—	—	—
Total(2)	$25	$243	$(26)	$(49)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$8	$—	$(6)	$—
Associated offsetting commodity contracts	(2)	—	2	—
Net amounts presented on the balance sheet	6	—	(4)	—
Additional cash collateral for commodity contracts subject to rate recovery	3	—	—	—
Total	$9	$—	$(4)	$—

(1) Included in Current Assets: Fixed-Price Contracts and Other Derivatives for SDG&E.
(2) Normal purchase contracts previously measured at fair value are excluded.

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

The table below includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI:

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI			Pretax (loss) gain reclassified from AOCI into earnings
	Three months ended September 30,			Three months ended September 30,
	2019	2018	Location	2019	2018
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$(7)	$16	Interest Expense(1)	$(1)	$—
			Other (Expense) Income, Net	(5)	11
Interest rate and foreign exchange instruments	(62)	20	Equity Earnings	(2)	(3)
Foreign exchange instruments	1	(5)	Revenues: Energy- Related Businesses	—	—
Total	$(68)	$31		$(8)	$8
SDG&E:
Interest rate instruments(1)	$—	$—	Interest Expense(1)	$(1)	$(2)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$—

	Nine months ended September 30,			Nine months ended September 30,
	2019	2018	Location	2019	2018
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$(25)	$57	Interest Expense(1)	$(2)	$1
			Other (Expense) Income, Net	—	11
Interest rate instruments	—	—	(Loss) Gain on Sale of Assets	(10)	—
Interest rate and foreign exchange instruments	(222)	123	Equity Earnings	(3)	(8)
Foreign exchange instruments	(3)	(7)	Revenues: Energy- Related Businesses	(1)	1
Total	$(250)	$173		$(16)	$5
SDG&E:
Interest rate instruments(1)	$(1)	$1	Interest Expense(1)	$(3)	$(6)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$(1)	$—

(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

For Sempra Energy Consolidated, we expect that net losses of $12 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at September 30, 2019 is approximately 13 years for Sempra Energy Consolidated. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 15 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2019	2018	2019	2018
Sempra Energy Consolidated:
Foreign exchange instruments	Other (Expense) Income, Net	$(12)	$28	$7	$35
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	(8)	9	9	—
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	18	62	(7)	70
Commodity contracts subject to rate recovery	Cost of Natural Gas	(3)	(2)	(1)	(1)
Total		$(5)	$97	$8	$104
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$18	$62	$(7)	$70
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(3)	$(2)	$(1)	$(1)

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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at September 30, 2019 and December 31, 2018 was $7 million and $16 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a net liability position at September 30, 2019 and December 31, 2018 was $4 million and $5 million, respectively. At September 30, 2019, if the credit ratings of Sempra Energy or SoCalGas were reduced below investment grade, $8 million and $4 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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

RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2019 and December 31, 2018. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2018.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis in the tables below include the following (other than a $6 million investment at September 30, 2019 measured at net asset value):

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

▪
Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both September 30, 2019 and December 31, 2018.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$465	$5	$—	$470
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	39	12	—	51
Municipal bonds	—	291	—	291
Other securities	—	236	—	236
Total debt securities	39	539	—	578
Total nuclear decommissioning trusts(1)	504	544	—	1,048
Interest rate and foreign exchange instruments	—	9	—	9
Commodity contracts not subject to rate recovery	—	12	—	12
Effect of netting and allocation of collateral(2)	18	—	—	18
Commodity contracts subject to rate recovery	1	6	253	260
Effect of netting and allocation of collateral(2)	11	—	6	17
Total	$534	$571	$259	$1,364

Liabilities:
Interest rate and foreign exchange instruments	$—	$169	$—	$169
Commodity contracts not subject to rate recovery	—	18	—	18
Commodity contracts subject to rate recovery	15	5	74	94
Effect of netting and allocation of collateral(2)	(15)	—	—	(15)
Total	$—	$192	$74	$266

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$407	$4	$—	$411
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	43	10	—	53
Municipal bonds	—	269	—	269
Other securities	—	234	—	234
Total debt securities	43	513	—	556
Total nuclear decommissioning trusts(1)	450	517	—	967
Interest rate and foreign exchange instruments	—	2	—	2
Commodity contracts not subject to rate recovery	—	24	—	24
Effect of netting and allocation of collateral(2)	19	—	—	19
Commodity contracts subject to rate recovery	2	9	278	289
Effect of netting and allocation of collateral(2)	28	—	5	33
Total	$499	$552	$283	$1,334

Liabilities:
Interest rate and foreign exchange instruments	$—	$150	$—	$150
Commodity contracts not subject to rate recovery	—	34	—	34
Commodity contracts subject to rate recovery	2	5	99	106
Effect of netting and allocation of collateral(2)	(2)	—	—	(2)
Total	$—	$189	$99	$288

(1)	Excludes cash and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$465	$5	$—	$470
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	39	12	—	51
Municipal bonds	—	291	—	291
Other securities	—	236	—	236
Total debt securities	39	539	—	578
Total nuclear decommissioning trusts(1)	504	544	—	1,048
Commodity contracts subject to rate recovery	—	1	253	254
Effect of netting and allocation of collateral(2)	8	—	6	14
Total	$512	$545	$259	$1,316

Liabilities:
Commodity contracts subject to rate recovery	$15	$1	$74	$90
Effect of netting and allocation of collateral(2)	(15)	—	—	(15)
Total	$—	$1	$74	$75

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$407	$4	$—	$411
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	43	10	—	53
Municipal bonds	—	269	—	269
Other securities	—	234	—	234
Total debt securities	43	513	—	556
Total nuclear decommissioning trusts(1)	450	517	—	967
Commodity contracts subject to rate recovery	1	6	278	285
Effect of netting and allocation of collateral(2)	23	—	5	28
Total	$474	$523	$283	$1,280

Liabilities:
Interest rate instruments	$—	$1	$—	$1
Commodity contracts subject to rate recovery	2	—	99	101
Effect of netting and allocation of collateral(2)	(2)	—	—	(2)
Total	$—	$1	$99	$100

(1)	Excludes cash and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$1	$5	$—	$6
Effect of netting and allocation of collateral(1)	3	—	—	3
Total	$4	$5	$—	$9

Liabilities:
Commodity contracts subject to rate recovery	$—	$4	$—	$4
Total	$—	$4	$—	$4

	Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$1	$3	$—	$4
Effect of netting and allocation of collateral(1)	5	—	—	5
Total	$6	$3	$—	$9

Liabilities:
Commodity contracts subject to rate recovery	$—	$5	$—	$5
Total	$—	$5	$—	$5

(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended September 30,
	2019	2018
Balance at July 1	$176	$(31)
Realized and unrealized (losses) gains	(24)	6
Settlements	27	13
Balance at September 30	$179	$(12)
Change in unrealized gains (losses) relating to instruments still held at September 30	$1	$6
	Nine months ended September 30,
	2019	2018
Balance at January 1	$179	$(28)
Realized and unrealized (losses) gains	(32)	21
Allocated transmission instruments	—	3
Settlements	32	(8)
Balance at September 30	$179	$(12)
Change in unrealized gains (losses) relating to instruments still held at September 30	$12	$—

(1)	Excludes the effect of the contractual ability to settle contracts under master netting agreements.

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
Long-term, fixed-price electricity positions that are valued using significant unobservable data are classified as Level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net electricity positions classified as Level 3 is derived from a discounted cash flow model using market electricity forward price inputs. The range and weighted-average price of these inputs at September 30 were as follows:

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2019	$21.60	to	$57.20	$38.29
2018	20.40	to	57.70	38.87

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
Fair Value of Financial Instruments
The fair values of certain of our financial instruments (cash, accounts and notes receivable, dividends receivable from discontinued operations, short-term amounts due to/from unconsolidated affiliates, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts because of the short-term nature of these instruments. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	September 30, 2019
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$712	$—	$735	$—	$735
Long-term amounts due to unconsolidated affiliates	39	—	38	—	38
Total long-term debt(1)	21,554	—	23,142	26	23,168
SDG&E:
Total long-term debt(2)	$5,141	$—	$5,780	$—	$5,780
SoCalGas:
Total long-term debt(3)	$3,809	$—	$4,290	$—	$4,290

	December 31, 2018
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$644	$—	$648	$4	$652
Long-term amounts due to unconsolidated affiliates	37	—	35	—	35
Total long-term debt(4)(5)	21,340	—	20,616	247	20,863
SDG&E:
Total long-term debt(4)(6)	$4,996	$—	$4,897	$220	$5,117
SoCalGas:
Total long-term debt(7)	$3,459	$—	$3,505	$—	$3,505

(1)	Before reductions of unamortized discount and debt issuance costs of $221 million and excluding finance lease obligations of $1,285 million.

(2)	Before reductions of unamortized discount and debt issuance costs of $49 million and excluding finance lease obligations of $1,270 million.

(3)	Before reductions of unamortized discount and debt issuance costs of $35 million and excluding finance lease obligations of $15 million.

(4)	Level 3 instruments include $220 million related to Otay Mesa VIE.

(5)	Before reductions of unamortized discount and debt issuance costs of $206 million and excluding build-to-suit and capital lease obligations of $1,413 million.

(6)	Before reductions of unamortized discount and debt issuance costs of $49 million and excluding capital lease obligations of $1,272 million.

(7)	Before reductions of unamortized discount and debt issuance costs of $32 million and excluding capital lease obligations of $3 million.

We provide the fair values for the securities held in the NDT related to SONGS in Note 10.

NOTE 10. SAN ONOFRE NUCLEAR GENERATING STATION
We provide below updates to ongoing matters related to SONGS, a nuclear generating facility near San Clemente, California that ceased operations in June 2013, and in which SDG&E has a 20 percent ownership interest. We discuss SONGS further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. The majority of the dismantlement work is expected to take 10 years after receipt of the required permits. The coastal development permit was issued in October 2019 and we expect major decommissioning work to begin in 2020. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal, as we discuss below. SDG&E is responsible for approximately 20 percent of the total contract price.
In accordance with state and federal requirements and regulations, SDG&E has assets held in the NDT to fund its share of decommissioning costs for SONGS Units 1, 2 and 3. The amounts collected in rates for SONGS’ decommissioning are invested in the NDT, which is comprised of externally managed trust funds. Amounts held by the NDT are invested in accordance with

CPUC regulations. SDG&E classifies debt and equity securities held in the NDT as available-for-sale. The NDT assets are presented on the Sempra Energy and SDG&E Condensed Consolidated Balance Sheets at fair value with the offsetting credits recorded in noncurrent Regulatory Liabilities.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At September 30, 2019:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$51	$—	$—	$51
Municipal bonds(2)	278	13	—	291
Other securities(3)	228	9	(1)	236
Total debt securities	557	22	(1)	578
Equity securities	170	309	(9)	470
Cash and cash equivalents	1	—	—	1
Total	$728	$331	$(10)	$1,049
At December 31, 2018:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$52	$1	$—	$53
Municipal bonds	266	4	(1)	269
Other securities	238	1	(5)	234
Total debt securities	556	6	(6)	556
Equity securities	168	253	(10)	411
Cash and cash equivalents	7	—	—	7
Total	$731	$259	$(16)	$974

(1)	Maturity dates are 2021-2050.

(2)	Maturity dates are 2020-2056.

(3)	Maturity dates are 2019-2060.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$231	$216	$728	$703
Gross realized gains	5	3	18	32
Gross realized losses	(1)	(1)	(4)	(6)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
SDG&E’s ARO related to decommissioning costs for the SONGS units was $614 million at September 30, 2019. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2019 dollars is approximately $834 million.
U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL
Spent nuclear fuel from SONGS is currently stored on-site in an ISFSI licensed by the NRC or temporarily in spent fuel pools. In October 2015, the California Coastal Commission approved Edison’s application for the proposed expansion of the ISFSI at SONGS. The ISFSI expansion began construction in 2016 and the transfer of the spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018. Edison suspended this transfer in August 2018 due to an incident that was subsequently resolved to the NRC’s satisfaction according to the NRC’s supplemental inspection report released in July 2019. Edison resumed spent fuel transfer operations in July 2019. The ISFSI will operate until 2049, when it is assumed that the DOE will have taken custody of all the SONGS spent fuel. The ISFSI would then be decommissioned, and the site restored to its original environmental state. Until then, SONGS owners are responsible for interim storage of spent nuclear fuel at SONGS.
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
At September 30, 2019, loss contingency accruals for legal matters, including associated legal fees, that are probable and estimable were $97 million for Sempra Energy Consolidated, including $50 million for SoCalGas. Amounts for Sempra Energy and SoCalGas include $49 million for matters related to the Aliso Canyon natural gas storage facility gas leak, which we discuss below.
SDG&E
2007 Wildfire Litigation and Net Cost Recovery Status
SDG&E has resolved all civil litigation associated with three wildfires that occurred in October 2007.
As a result of a CPUC decision denying SDG&E’s request to recover wildfire costs, SDG&E wrote off the wildfire regulatory asset, resulting in a charge of $351 million ($208 million after-tax) in the third quarter of 2017. SDG&E applied to the CPUC for rehearing of its decision but, in July 2018, the CPUC denied SDG&E’s rehearing request. In November 2018, the California Court of Appeal denied SDG&E’s petition to reverse the CPUC’s decision. In January 2019, the California Supreme Court denied SDG&E’s petition to reverse the decisions of the CPUC and the California Court of Appeal. In October 2019, the U.S. Supreme Court declined to review the case, effectively ending SDG&E’s efforts to recover the wildfire regulatory asset.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
On October 23, 2015, SoCalGas discovered a leak at one of its injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County. The Aliso Canyon natural gas storage facility has been operated by SoCalGas since 1972. SS25 is one of more than 100 injection-and-withdrawal wells at the storage facility. SoCalGas worked closely with several of the world’s leading experts to stop the Leak, and on February 18, 2016, DOGGR confirmed that the well was permanently sealed.
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
SoCalGas has additionally incurred significant costs to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis to investigate the technical cause of the Leak; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. As further described below in “Civil and Criminal Litigation,” “Regulatory Proceedings” and “Governmental Investigations and Orders and Additional Regulation,” these activities are ongoing and SoCalGas anticipates that it will incur additional such costs, which may also be significant.

Local Community Mitigation Efforts. Pursuant to a directive by the DPH and orders by the LA Superior Court, SoCalGas provided temporary relocation support to residents in the nearby community who requested it. The DPH issued a second directive generally requiring SoCalGas to professionally clean the homes of Porter Ranch residents (the Directive), which is addressed within the Government Plaintiffs Settlement that we discuss below in “Civil and Criminal Litigation.”
The costs incurred to mitigate local community impacts have been significant. If any of these costs are not covered by insurance (including any costs in excess of applicable policy limits), if there are significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Civil and Criminal Litigation. As of October 28, 2019, 390 lawsuits, including approximately 36,000 plaintiffs, are pending against SoCalGas, some of which have also named Sempra Energy. All these cases, other than a matter brought by the Los Angeles County District Attorney and the federal securities class action discussed below, are coordinated before a single court in the LA Superior Court for pretrial management.
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
In January 2017, two consolidated class action complaints were filed against SoCalGas and Sempra Energy, one on behalf of a putative class of persons and businesses who own or lease real property within a five-mile radius of the well (the Property Class Action), and a second on behalf of a putative class of all persons and entities conducting business within five miles of the facility (the Business Class Action). Both complaints assert claims for strict liability for ultra-hazardous activities, negligence and violation of the California Unfair Competition Law. The Property Class Action also asserts claims for negligence per se, trespass, permanent and continuing public and private nuisance, and inverse condemnation. The Business Class Action also asserts a claim for negligent interference with prospective economic advantage. Both complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees. In May 2019, the California Supreme Court ruled that the purely economic damages alleged in the Business Class Action are not recoverable under the law, and in September 2019, in accordance with the ruling, the LA Superior Court dismissed the strict liability, negligence and negligent interference with prospective economic advantage causes of action in the Business Class Action complaint.
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
In addition, a federal securities class action alleging violation of the federal securities laws was filed against Sempra Energy and certain of its officers and certain of its directors in the U.S. District Court for the Southern District of California. In March 2018, the court dismissed the action with prejudice. The plaintiffs filed a notice of appeal of the dismissal.
Five shareholder derivative actions are also pending alleging breach of fiduciary duties against certain officers and certain directors of Sempra Energy and/or SoCalGas, four of which were joined in a Consolidated Shareholder Derivative Complaint in August 2017.
Three actions by public entities were filed, including complaints by the County of Los Angeles, on behalf of itself and the people of the State of California, the California Attorney General, acting in an independent capacity and on behalf of the people of the State of California and the CARB, and the Los Angeles City Attorney alleging public nuisance, unfair competition, and violations of California Health and Safety Code provisions regarding discharge of contaminants, among other things, which sought injunctive relief, abatement, civil penalties and damages. The County of Los Angeles also filed a petition seeking a writ of mandate requiring DOGGR and the State Oil and Gas Supervisor to comply with SB 380 and the California Environmental Quality Act, as well as declaratory and injunctive relief against their authorization allowing SoCalGas to inject natural gas at the facility.
In August 2018, SoCalGas entered into a settlement agreement with the Los Angeles City Attorney’s Office, the County of Los Angeles, the California Office of the Attorney General and CARB (collectively, the Government Plaintiffs) to settle these public entity actions and the Directive for payments and funding for environmental projects totaling $120 million, including $21 million in civil penalties (the Government Plaintiffs Settlement). Under the settlement agreement, SoCalGas also agreed to continue its fence-line methane monitoring program, establish a safety committee and hire an independent ombudsman to monitor and report on the safety at the facility. This settlement also fully resolves SoCalGas’ commitment to mitigate the actual natural gas released during the Leak and fulfills the requirements of the Governor’s Order, described below, for SoCalGas to pay for a mitigation program developed by CARB. The Government Plaintiffs Settlement was approved by the LA Superior Court in February 2019.
Separately, in February 2016, the Los Angeles County District Attorney’s Office filed a misdemeanor criminal complaint against SoCalGas seeking penalties and other remedies for alleged failure to provide timely notice of the Leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a), and for allegedly violating California Health and Safety Code section 41700 prohibiting discharge of air contaminants that cause annoyance to the public. Pursuant to a settlement agreement with the Los Angeles County District Attorney’s Office, SoCalGas agreed to plead no contest to the notice charge under Health and Safety Code section 25510(a) and agreed to pay the maximum fine of $75,000, penalty assessments of approximately $233,500, and operational commitments estimated to cost approximately $6 million, reimbursements and assessments in exchange for the Los Angeles County District Attorney’s Office moving to dismiss the remaining counts at sentencing and settling the complaint (the District Attorney Settlement). SoCalGas completed the commitments and obligations under the District Attorney Settlement, and in November 2016, the LA Superior Court approved the settlement and entered judgment on the notice charge. Certain individuals who object to the settlement petitioned the Court of Appeal to vacate the judgment, contending they should be granted restitution. In July 2019, the Court of Appeal denied the petition in part, but remanded the matter to the trial court to permit the petitioners to prove damages stemming only from the three-day delay in reporting the Leak.
The costs of defending against these civil and criminal lawsuits, and any compensatory, statutory or punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs, if awarded or imposed, as well as the costs of mitigating the actual natural gas released, could be significant. If any of these costs are not covered by insurance (including any costs in excess of applicable policy limits), if there are significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Regulatory Proceedings. In January 2016, DOGGR and the CPUC selected Blade to conduct, under their supervision, an independent analysis of the technical root cause of the Leak, to be funded by SoCalGas. In May 2019, Blade released its report regarding its root cause analysis of the Leak. The report concludes that the Leak occurred on the morning of October 23, 2015, beginning with an axial rupture of the production casing of the well caused by external microbial corrosion as a result of contact with groundwater, followed within hours by the complete separation of the casing. Blade asserts that attempts to stop the Leak were unsuccessful due to insufficient kill fluid density and pump rates. Blade’s report assesses whether SoCalGas complied with gas storage regulations in existence at the time of the Leak, and did not identify any instances of non-compliance by SoCalGas. Blade concludes that SoCalGas’ compliance activities conducted prior to the Leak did not find indications of a casing integrity issue. In Blade’s opinion, however, there were measures, none of which were required by gas storage regulations at the time, that could have been taken to aid in the early identification of corrosion and that, in Blade’s opinion, would have prevented or mitigated the Leak. The report also identified well safety practices and regulations that have since been adopted by DOGGR and implemented by SoCalGas, which address most of the root cause of the Leak identified during Blade’s investigation.
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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak. In September 2019, the CPUC issued an order bifurcating the proceeding into two phases and establishing the scope and schedule for the first phase. The issues to be determined in the first phase are whether SoCalGas violated Public Utilities Code section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the Safety Enforcement Division and Blade during the pre-formal investigation, and whether any of the mitigation proposed by Blade should be implemented to the extent not already done. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what penalties, if any, should be imposed for any violations proven in the first phase, as well as determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs.
The costs to respond to this investigation and any sanctions, fines, penalties or other remedies imposed by the CPUC could be significant and may not be covered completely by insurance (including costs in excess of applicable policy limits). Such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
Cost Estimates and Accounting Impact. At September 30, 2019, SoCalGas estimates its costs related to the Leak are $1,099 million (the cost estimate), which includes $1,069 million of costs recovered or probable of recovery from insurance. Approximately 52 percent of the cost estimate is for the temporary relocation program (including cleaning costs and certain labor costs). The remaining portion of the cost estimate includes costs incurred to defend litigation, the costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis, efforts to control the well, to mitigate the natural gas released, the cost of replacing the lost gas, the costs of settlements with government entities and other costs. The cost estimate does not include potential additional litigation costs, regulatory-related costs or other costs described below, which could be material. SoCalGas adjusts the cost estimate as additional information becomes available. A substantial portion of the cost estimate has been paid, and $45 million is accrued in Reserve for Aliso Canyon Costs and $9 million is accrued in Deferred Credits and Other as of September 30, 2019 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
As of September 30, 2019, we recorded the expected recovery of the cost estimate related to the Leak of $354 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $715 million of insurance proceeds we received through September 30, 2019. The Insurance Receivable for Aliso Canyon Costs and insurance proceeds received to date relate to portions of the cost estimate described above, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response including for an independent third party to conduct a root cause analysis, the costs to settle certain claims as described above, the estimated costs to perform obligations pursuant to settlement of some of those claims, legal costs and lost gas. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
Insurance. Excluding directors’ and officers’ liability insurance, we have at least four kinds of insurance policies that together we estimate provide between $1.2 billion to $1.4 billion in insurance coverage, depending on the nature of the claims. At September 30, 2019, SoCalGas’ estimate of costs related to the Leak of $1,099 million include $1,069 million of costs recovered or probable of recovery from insurance. This estimate may rise significantly as more information becomes available. Costs not included in the $1,099 million cost estimate could be material. We cannot predict all of the potential categories of costs or the total amount of costs that we may incur as a result of the Leak. Subject to various policy limits, exclusions and conditions, based on what we know as of the filing date of this report, we believe that costs in the following categories should be recoverable through insurance: costs incurred for temporary relocation and associated processing costs (including cleaning costs and certain labor costs), costs to address the Leak and stop or reduce emissions, costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis, the value of lost gas, costs incurred to mitigate the actual natural gas released, costs associated with litigation and claims by nearby residents and businesses, and, in some circumstances depending on their nature and manner of assessment, fines and penalties. We have been communicating with our insurance carriers and, as discussed above, we have received insurance payments for portions of the costs described above, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, legal costs and lost gas. We intend to pursue the full extent of our insurance coverage for the costs we have incurred or may incur. There can be no assurance that we will be successful in obtaining additional insurance recovery for these costs.
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
During the suspension period, SoCalGas advised the California ISO, CEC, CPUC and PHMSA of its concerns that the inability to inject natural gas into the Aliso Canyon natural gas storage facility posed a risk to energy reliability in Southern California. Following the resumption of injection operations, the CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility to help ensure safety and reliability for the region and just and reasonable rates in California, the most recent of which, issued in July 2018, directed SoCalGas to maintain up to 34 Bcf of working gas. Limited withdrawals of natural gas from the facility were made in 2018 and 2019 to augment natural gas supplies during critical demand periods. In July 2019, the CPUC issued a protocol authorizing withdrawals of natural gas from the facility if gas supply is low in the region, to maintain system reliability and price stability.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At September 30, 2019, the Aliso Canyon natural gas storage facility had a net book value of $771 million. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
Following the start of commercial operations of the Guaymas-El Oro segment, IEnova reported damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory that has made that section inoperable since August 23, 2017 and, as a result, IEnova declared a force majeure event. In 2017, an appellate court ruled that the scope of the 2016 suspension order encompassed the wider Yaqui territory, which has prevented IEnova from making repairs to put the pipeline back in service. In July 2019, a federal district court ruled in favor of IEnova and held that the Yaqui tribe was properly consulted and that consent from the Yaqui tribe was properly received. Representatives of the Bácum community appealed this decision, causing the suspension order preventing IEnova from repairing the damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory to remain in place until the appeals process is exhausted.
IEnova exercised its rights under the contract, which included seeking force majeure payments for the two-year period such force majeure payments were required to be made, which ended on August 22, 2019.
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when IEnova and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by January 15, 2020 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits.
If IEnova is unable to make such repairs and resume operations in the Guaymas-El Oro segment of the Sonora pipeline within this time frame or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment. The Sasabe-Puerto Libertad-Guaymas segment of the Sonora pipeline remains in full operation and is not impacted by these developments.
Sur de Texas-Tuxpan Marine Pipeline. Sempra Mexico has a 40-percent interest in IMG, a JV with a subsidiary of TC Energy to build, own and operate the Sur de Texas-Tuxpan natural gas marine pipeline in Mexico. The JV has an agreement to provide the CFE with natural gas transportation services under a 25-year agreement, denominated in U.S. dollars. IMG previously received force majeure payments from the CFE from November 2018 through April 2019, after construction delays extended the commercial operation date. In June 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the JV and the CFE amended the gas transportation services agreement to modify the tariff structure and extend the term of the contract by 10 years, which ended the arbitration process. Construction and commissioning activities on the pipeline were completed in June 2019, and, in September 2019, IMG received acceptance from the CFE allowing the pipeline to enter commercial operation and for service under the gas transportation contract to commence.
Other Litigation
Sempra Energy holds an NCI in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. NatWest Markets plc, formerly RBS, our partner in the JV, paid an assessment of £86 million (approximately $138 million in U.S. dollars) in October 2014 to HMRC for denied VAT refund claims filed in connection with the purchase of carbon credit allowances by RBS SEE, a subsidiary of RBS Sempra Commodities. RBS SEE has since been sold to JP Morgan and later to Mercuria Energy Group, Ltd. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid on certain carbon credit purchases during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. After paying the assessment, RBS filed a Notice of Appeal of the assessment with the First-Tier Tribunal. Trial on the matter has been scheduled between November 2, 2020 and December 11, 2020.
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018, at the close of which the Liquidating Companies asserted that the Defendants were liable to the Liquidating Companies in the amount of £71.5 million (approximately $88 million in U.S. dollars at September 30, 2019) for dishonest assistance and, to the extent that claim is unsuccessful, to the liquidators in the same amount under the U.K. Insolvency Act of 1986. If the High Court of Justice finds the Defendants liable, it will determine the amount. JP Morgan has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and JP Morgan has in turn sought indemnity from Sempra Energy and RBS.
While the ultimate outcome remains uncertain, in the third quarter of 2018, we impaired our remaining $65 million equity method investment in RBS Sempra Commodities.
Certain EFH subsidiaries that we acquired as part of the Merger are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of October 28, 2019, 103 such lawsuits are pending and 1,608 such lawsuits have been filed but not served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. We anticipate additional lawsuits will be filed. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding.
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
Certain of our leases contain escalation clauses requiring annual increases in rent ranging from 2 percent to 5 percent or based on the Consumer Price Index. The rentals payable under these leases may increase by a fixed amount each year or by a percentage of a base year. Variable lease payments that are based on an index or rate are included in the initial measurement of our lease liability and ROU asset based on the index or rate at lease commencement and are not remeasured because of changes to the index or rate. Rather, changes to the index or rate are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.
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
As of the lease commencement date, we recognize a lease liability for our obligation to make future lease payments, which we initially measure at present value using our incremental borrowing rate at the date of lease commencement, unless the rate implicit in the lease is readily determinable. We determine our incremental borrowing rate based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We also record a ROU asset for our right to use the underlying asset, which is initially equal to the lease liability and adjusted for lease payments made at or before lease commencement, lease incentives, and any initial direct costs. Like other long-lived assets, we test ROU assets for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of the ROU assets.
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

LESSEE INFORMATION ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Right-of-use assets:
Operating leases:
Right-of-use assets	$595	$126	$99

Finance leases:
Property, plant and equipment	1,342	1,322	20
Accumulated depreciation	(57)	(52)	(5)
Property, plant and equipment, net	1,285	1,270	15
Total right-of-use assets	$1,880	$1,396	$114

Lease liabilities:
Operating leases:
Other current liabilities	$47	$22	$19
Deferred credits and other	447	102	79
	494	124	98
Finance leases:
Current portion of long-term debt and finance leases	24	19	5
Long-term debt and finance leases	1,261	1,251	10
	1,285	1,270	15
Total lease liabilities	$1,779	$1,394	$113

Weighted-average remaining lease term (in years):
Operating leases	14	7	6
Finance leases	20	20	6
Weighted-average discount rate:
Operating leases	6.02%	3.69%	3.75%
Finance leases	14.81%	14.86%	3.41%

The components of lease costs were as follows:

LESSEE INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Dollars in millions)
	Three months ended September 30, 2019			Nine months ended September 30, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Operating lease costs	$23	$8	$7	$72	$25	$21

Finance lease costs:
Amortization of ROU assets	6	4	2	17	13	4
Interest on lease liabilities	47	47	—	141	141	—
Total finance lease costs	53	51	2	158	154	4

Short-term lease costs(2)	3	1	—	5	1	—
Variable lease costs(2)	156	155	1	396	389	7
Total lease costs	$235	$215	$10	$631	$569	$32

(1)	Includes costs capitalized in PP&E.

(2)	Short-term leases with variable lease costs are recorded and presented as variable lease costs.

Cash paid for amounts included in the measurement of lease liabilities was as follows:

LESSEE INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Operating activities:
Cash paid for operating leases	$81	$25	$21
Cash paid for finance leases	130	130	—
Financing activities:
Cash paid for finance leases	17	13	4
Increase in operating lease obligations for right-of-use assets	571	147	117
Increase in finance lease obligations for investment in PP&E	27	12	15

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

LESSEE MATURITY ANALYSIS OF LIABILITIES
(Dollars in millions)
	September 30, 2019
	Sempra Energy Consolidated		SDG&E		SoCalGas
	Operating leases	Finance leases	Operating leases	Finance leases	Operating leases	Finance leases
2019 (excluding first nine months of 2019)	$17	$50	$7	$48	$6	$2
2020	72	195	26	191	23	4
2021	69	192	26	190	20	2
2022	62	191	22	189	17	2
2023	53	191	17	189	13	2
Thereafter	494	2,811	43	2,807	30	4
Total undiscounted lease payments	767	3,630	141	3,614	109	16
Less: imputed interest	(273)	(2,345)	(17)	(2,344)	(11)	(1)
Total lease liabilities	494	1,285	124	1,270	98	15
Less: current lease liabilities	(47)	(24)	(22)	(19)	(19)	(5)
Long-term lease liabilities	$447	$1,261	$102	$1,251	$79	$10

Leases that Have Not Yet Commenced
SDG&E has PPAs for three battery storage facilities that are currently under construction. When construction is complete and delivery of contracted power commences, which is scheduled to occur in 2019 through 2021, we will account for the PPAs as finance leases. The future minimum lease payments are expected to be $1 million per year in 2020 through 2023 and $18 million thereafter. These PPAs expire at various dates from 2031 through 2039.
SDG&E and SoCalGas have lease agreements for future acquisitions of fleet vehicles with an aggregate maximum lease limit of $180 million. SDG&E and SoCalGas have utilized $53 million and $74 million, respectively, as of September 30, 2019.
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

Lessor Accounting
Sempra Mexico is a lessor for certain of its natural gas and ethane pipelines, compressor stations and LPG storage facilities. These operating leases expire at various dates from 2021 through 2039.

Sempra Mexico expects to continue to derive value from the underlying assets associated with its pipelines following the end of their respective lease terms based on the expected remaining useful life, expected market conditions and plans to re-market and re-contract the underlying assets.
Generally, we recognize operating lease income on a straight-line basis over the lease term and evaluate the underlying asset for impairment. Certain of our leases contain rate adjustments or are based on foreign currency exchange rates that may result in lease payments received that vary from one period to the next.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION – SEMPRA ENERGY
(Dollars in millions)
September 30, 2019
Assets subject to operating leases:
Property, plant and equipment(1)	$1,112
Accumulated depreciation	(181)
Property, plant and equipment, net	$931
Maturity analysis of operating lease payments:
2019 (excluding first nine months of 2019)	$50
2020	199
2021	199
2022	199
2023	199
Thereafter	2,588
Total undiscounted cash flows	$3,434

(1)	Included in Machinery and Equipment — Pipelines and Storage within the major functional categories of PP&E.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA ENERGY
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Minimum lease payments	$51	$47	$150	$143
Variable lease payments	—	26	6	63
Total revenues from operating leases	$51	$73	$156	$206

Depreciation expense	$10	$19	$29	$55

OTHER CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first nine months of 2019 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA terminal. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2019 to 2029. At September 30, 2019, we expect the commitment amount to decrease by $281 million in 2019, $9 million in 2020, $16 million in 2021, $8 million in 2022, $1 million in 2023 and $24 million thereafter (through contract termination in 2029) compared to December 31, 2018, reflecting changes in estimated forward prices since December 31, 2018 and actual transactions for the first nine months of 2019. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.

Purchased-Power Contracts
SDG&E’s commitments under purchased-power contracts increased by $372 million since December 31, 2018, primarily due to $262 million from the resource adequacy capacity agreement that SDG&E entered into with OMEC LLC, which we discuss in “Variable Interest Entities – SDG&E – Otay Mesa VIE” in Note 1. Net future payments are expected to increase by $13 million in 2019, $45 million in 2020, $52 million in 2021, $69 million in 2022, $74 million in 2023, and $119 million thereafter compared to December 31, 2018.
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
At September 30, 2019, we had five separately managed reportable segments, as follows:

▪	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

▪	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

▪
Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25-percent interest in Oncor, a regulated electric transmission and distribution utility serving customers primarily in the north-central, eastern, western and panhandle regions of Texas, and our indirect, 50-percent interest in Sharyland Holdings, which owns a regulated electric transmission and distribution utility serving customers near the Texas-Mexico border. As we discuss in Note 5, we acquired an indirect, 50-percent interest in Sharyland Holdings in May 2019.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUES
SDG&E	$1,427	$1,299	$3,666	$3,405
SoCalGas	975	802	3,142	2,700
Sempra Mexico	357	410	1,058	1,028
Sempra Renewables	—	38	10	103
Sempra LNG	100	147	327	330
All other	1	—	1	—
Eliminations and adjustments	(2)	—	(3)	(2)
Intersegment revenues(1)	(100)	(131)	(315)	(288)
Total	$2,758	$2,565	$7,886	$7,276
INTEREST EXPENSE
SDG&E(2)	$106	$56	$311	$161
SoCalGas	36	29	104	82
Sempra Mexico	30	30	89	90
Sempra Renewables	—	5	3	15
Sempra LNG	11	3	18	18
All other	117	122	336	371
Intercompany eliminations	(21)	(23)	(64)	(81)
Total	$279	$222	$797	$656
INTEREST INCOME
SDG&E	$1	$1	$3	$3
SoCalGas	—	—	1	1
Sempra Mexico	20	17	58	48
Sempra Renewables	—	2	11	6
Sempra LNG	15	10	45	36
All other	1	1	2	14
Intercompany eliminations	(15)	(12)	(56)	(42)
Total	$22	$19	$64	$66
DEPRECIATION AND AMORTIZATION
SDG&E	$196	$174	$571	$509
SoCalGas	154	141	449	414
Sempra Mexico	46	45	136	131
Sempra Renewables	—	—	—	27
Sempra LNG	2	2	7	24
All other	4	4	11	10
Total	$402	$366	$1,174	$1,115
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$71	$53	$111	$151
SoCalGas	35	(7)	50	75
Sempra Mexico	—	126	116	226
Sempra Renewables	—	(2)	4	(67)
Sempra LNG	(2)	6	4	(488)
All other	(43)	(37)	(135)	(118)
Total	$61	$139	$150	$(221)
EQUITY EARNINGS (LOSSES)
Equity earnings (losses), before income tax:
Sempra Texas Utilities	$—	$—	$1	$—
Sempra Renewables	—	12	5	(170)
Sempra LNG	17	—	19	1
All other	—	(64)	(1)	(67)
	17	(52)	24	(236)
Equity earnings (losses), net of income tax:
Sempra Texas Utilities	212	154	418	283
Sempra Mexico	37	(28)	43	2
	249	126	461	285
Total	$266	$74	$485	$49

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$263	$205	$582	$521
SoCalGas	143	(14)	437	244
Sempra Texas Utilities	212	154	419	283
Sempra Mexico	84	44	214	161
Sempra Renewables	—	34	59	(54)
Sempra LNG	2	16	13	(764)
Discontinued operations	248	46	267	115
All other	(139)	(211)	(383)	(446)
Total	$813	$274	$1,608	$60
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$1,071	$1,194
SoCalGas			1,019	1,127
Sempra Mexico			420	255
Sempra Renewables			2	46
Sempra LNG			74	19
All other			4	13
Total			$2,590	$2,654

			September 30, 2019	December 31, 2018
ASSETS
SDG&E			$20,336	$19,225
SoCalGas			16,023	15,389
Sempra Texas Utilities			11,248	9,652
Sempra Mexico			9,759	9,165
Sempra Renewables			—	2,549
Sempra LNG			3,755	4,060
Discontinued operations			4,115	3,718
All other			1,585	1,070
Intersegment receivables			(2,236)	(4,190)
Total			$64,585	$60,638
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities			$11,248	$9,652
Sempra Mexico			750	747
Sempra Renewables			—	291
Sempra LNG			1,216	1,271
All other			7	11
Total			$13,221	$11,972

(1)
Revenues for reportable segments include intersegment revenues of $1 million, $16 million, $29 million and $54 million for the three months ended September 30, 2019; $4 million, $50 million, $89 million and $172 million for the nine months ended September 30, 2019; $1 million, $15 million, $31 million and $84 million for the three months ended September 30, 2018; and $3 million, $47 million, $88 million, and $150 million for the nine months ended September 30, 2018 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.

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

OVERVIEW
Sempra Energy is a California-based energy-services holding company whose businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers in North America. Up until the April 2019 cessation of the Sempra Renewables segment that we discuss in Notes 5 and 12 of the Notes to Condensed Consolidated Financial Statements, our businesses consisted of six separately managed reportable segments.
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
This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	SDG&E and its consolidated VIE (until deconsolidation of the VIE on August 23, 2019)

▪	SoCalGas
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
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:

▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;

▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE (until deconsolidation of the VIE on August 23, 2019); and

▪	the Condensed Financial Statements and related Notes of SoCalGas.

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:

▪	Overall results of our operations

▪	Segment results

▪	Adjusted earnings and adjusted EPS

▪	Significant changes in revenues, costs and earnings between periods

▪	Impact of foreign currency and inflation rates on our results of operations

OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY
In the three months ended September 30, 2019, we reported earnings of $813 million and diluted EPS of $2.84 compared to earnings of $274 million and diluted EPS of $0.99 for the same period in 2018. In the nine months ended September 30, 2019, we reported earnings of $1,608 million and diluted EPS of $5.74 compared to earnings of $60 million and diluted EPS of $0.23 for the same period in 2018. The change in diluted EPS in the three months and nine months ended September 30, 2019 included a decrease of $0.20 and $0.31, respectively, due to an increase in weighted-average common shares outstanding. Our results and diluted EPS were impacted by variances discussed in “Segment Results” below and by the items included in the table “Sempra Energy Adjusted Earnings and Adjusted EPS,” also below.
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

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
SDG&E	$263	$205	$582	$521
SoCalGas	143	(14)	437	244
Sempra Texas Utilities	212	154	419	283
Sempra Mexico	84	44	214	161
Sempra Renewables	—	34	59	(54)
Sempra LNG	2	16	13	(764)
Parent and other(1)	(139)	(211)	(383)	(446)
Discontinued operations	248	46	267	115
Earnings (losses) attributable to common shares	$813	$274	$1,608	$60

(1)	Includes intercompany eliminations recorded in consolidation and certain corporate costs.

The California Utilities recorded revenues in the first six months of 2019 based on levels authorized for 2018 under the 2016 GRC FD because a final decision in the 2019 GRC was not issued by June 30, 2019. The 2019 GRC FD was issued in September 2019 and is effective retroactive to January 1, 2019. The California Utilities recorded the retroactive impacts of the 2019 GRC FD in the third quarter of 2019.
SDG&E
The increase in earnings of $58 million (28%) in the three months ended September 30, 2019 was primarily due to:

▪	$66 million favorable impact from the retroactive application of the 2019 GRC FD for the first six months of 2019; and

▪	$19 million higher CPUC base operating margin authorized for 2019, net of operating expenses; offset by

▪	$24 million lower earnings from electric transmission operations, primarily due to a FERC formulaic rate adjustment benefit in 2018.
The increase in earnings of $61 million (12%) in the first nine months of 2019 was primarily due to:

▪	$38 million higher CPUC base operating margin authorized for 2019, net of operating expenses; and

▪
$31 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.

SoCalGas
Earnings of $143 million in the three months ended September 30, 2019 compared to losses of $14 million for the same period in 2018 was primarily due to:

▪	$130 million favorable impact from the retroactive application of the 2019 GRC FD for the first six months of 2019; and

▪	$41 million higher CPUC base operating margin authorized for 2019, net of operating expenses; offset by

▪	$21 million impairment of non-utility native gas assets in 2019.
The increase in earnings of $193 million in the first nine months of 2019 was primarily due to:

▪	$166 million higher CPUC base operating margin authorized for 2019, net of operating expenses;

▪	$38 million income tax benefit from the impact of the January 2019 CPUC decision allocating certain excess deferred income tax balances to shareholders; and

▪	$22 million from impacts associated with Aliso Canyon natural gas storage facility litigation in 2018; offset by

▪	$21 million impairment of non-utility native gas assets in 2019;

▪	$16 million higher net interest expense; and

▪	$8 million penalties in 2019 related to the SoCalGas billing practices OII.
Sempra Texas Utilities
The increase in earnings of $58 million (38%) in the three months ended September 30, 2019 primarily represents higher equity earnings from Oncor Holdings driven primarily by the impacts of Oncor’s acquisition of InfraREIT in May 2019, higher distribution revenues resulting from an increase in volumes driven primarily by weather, and higher transmission revenues due to rates.
The increase in earnings of $136 million (48%) in the first nine months of 2019 primarily represents higher equity earnings from Oncor Holdings, which we acquired in March 2018, primarily as a result of higher revenues due to the impacts of Oncor’s acquisition of InfraREIT in May 2019 and higher transmission revenues driven by rates.
Sempra Mexico
The increase in earnings of $40 million in the three months ended September 30, 2019 was primarily due to:

▪	$73 million favorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦	in 2019, $30 million favorable foreign currency and inflation effects, offset by a $9 million loss from foreign currency derivatives, and

◦
in 2018, $73 million unfavorable foreign currency and inflation effects, offset by a $21 million gain from foreign currency derivatives. We discuss these effects below in “Impact of Foreign Currency and Inflation Rates on Results of Operations;” and

▪	$13 million lower income tax expense in 2019 primarily from the outside basis differences in JV investments and a two-year tax abatement that expires in 2020; offset by

▪	$50 million earnings attributable to NCI at IEnova in 2019 compared to $15 million earnings in 2018; and

▪	$8 million lower earnings primarily from force majeure payments that ended on August 22, 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline.
The increase in earnings of $53 million (33%) in the first nine months of 2019 was primarily due to:

▪	$51 million lower income tax expense in 2019 primarily from the outside basis differences in JV investments and a two-year tax abatement that expires in 2020; and

▪	$40 million favorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦	in 2019, $15 million unfavorable foreign currency and inflation effects, offset by a $5 million gain from foreign currency derivatives, offset by

◦	in 2018, $77 million unfavorable foreign currency and inflation effects, offset by a $27 million gain from foreign currency derivatives; offset by

▪	$114 million earnings attributable to NCI at IEnova in 2019 compared to $77 million earnings in 2018; and

▪	$11 million lower earnings primarily from force majeure payments that ended on August 22, 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline.
Sempra Renewables
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, Sempra Renewables sold its remaining wind assets and investments in April 2019, upon which date the segment ceased to exist.
Earnings of $59 million in the first nine months of 2019 compared to losses of $54 million for the same period in 2018 were primarily due to:

▪	$145 million other-than-temporary impairment of certain U.S. wind equity method investments in 2018; and

▪	$45 million gain on sale of wind assets in 2019; offset by

▪	lower earnings from assets sold in December 2018 and April 2019, net of lower general and administrative and other costs due to the wind-down of this business.
Sempra LNG
The decrease in earnings of $14 million in the three months ended September 30, 2019 was primarily due to lower earnings from our marketing operations mainly driven by changes in natural gas prices, offset by $9 million higher equity earnings from Cameron LNG JV primarily due to Train 1 commencing commercial operation under its tolling agreements in August 2019.
Earnings of $13 million in the first nine months of 2019 compared to losses of $764 million for the same period in 2018 were primarily due to:

▪	$801 million impairment of certain non-utility natural gas storage assets in the southeast U.S. in 2018;

▪	$23 million higher earnings from our marketing operations primarily driven by optimization of natural gas transport contracts;

▪	$11 million higher equity earnings from Cameron LNG JV primarily due to Train 1 commencing commercial operation under its tolling agreements in August 2019; and

▪	$9 million unfavorable adjustment in 2018 to TCJA provisional amounts recorded in 2017 related to the remeasurement of deferred income taxes; offset by

▪	$46 million losses attributable to NCI in 2018 related to the impairment.
Parent and Other
The decrease in losses of $72 million (34%) in the three months ended September 30, 2019 was primarily due to a $65 million impairment of the RBS Sempra Commodities equity method investment in 2018.
The decrease in losses of $63 million (14%) in the first nine months of 2019 was primarily due to:

▪	$65 million impairment of the RBS Sempra Commodities equity method investment in 2018;

▪	$25 million higher investment gains in 2019 on dedicated assets in support of our employee non-qualified benefit plan obligations, net of deferred compensation expenses; and

▪	$10 million income tax benefit in 2019 to reduce a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses; offset by

▪	$18 million increase in mandatory convertible preferred stock dividends primarily from the issuance of series B preferred stock in July 2018; and

▪	$16 million primarily related to settlement charges from our non-qualified pension plan.
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
The increase in earnings of $202 million in the three months ended September 30, 2019 was primarily due to:

▪
$192 million income tax benefit in 2019 associated with outside basis differences in our South American businesses primarily related to a change in the anticipated structure of the sale of those businesses; and

▪
$25 million higher earnings from South American operations mainly from higher rates, lower cost of purchased power at Peru, and including $11 million lower depreciation expense due to assets classified as held for sale; offset by

▪	$12 million income tax expense related to the increase in outside basis differences from 2019 earnings.
The increase in earnings of $152 million in the first nine months of 2019 was primarily due to:

▪
$89 million income tax benefit in 2019 from outside basis differences in our South American businesses primarily related to the change in our indefinite reinvestment assertion from our decision on January 25, 2019 to hold those businesses for sale and a change in the anticipated structure of the sale;

▪
$76 million higher earnings from South American operations mainly from higher rates, lower cost of purchased power at Peru, and including $27 million lower depreciation expense due to assets classified as held for sale; and

▪
$16 million income tax expense in 2018 to adjust TCJA provisional amounts recorded in 2017 primarily related to withholding tax on our expected future repatriation of foreign undistributed earnings; offset by

▪	$32 million income tax expense related to the increase in outside basis differences from 2019 earnings since January 25, 2019.
ADJUSTED EARNINGS AND ADJUSTED EPS
We prepare the Condensed Consolidated Financial Statements in conformity with U.S. GAAP. However, management may use earnings and diluted EPS adjusted to exclude certain items (referred to as Adjusted Earnings and Adjusted EPS) internally for financial planning, for analysis of performance and for reporting of results to the board of directors. We may also use Adjusted Earnings and Adjusted EPS when communicating our financial results and earnings outlook to analysts and investors. Adjusted Earnings and Adjusted EPS are non-GAAP financial measures. Because of the significance and/or nature of the excluded items, management believes that these non-GAAP financial measures provide a meaningful comparison of the performance of business operations to prior and future periods. Non-GAAP financial measures are supplementary information that should be considered in addition to, but not as a substitute for, the information prepared in accordance with U.S. GAAP.
For each period in which a non-GAAP financial measure is used, we provide in the table below a reconciliation of Sempra Energy Adjusted Earnings, Adjusted Diluted EPS and Weighted-Average Common Shares Outstanding – Adjusted to GAAP Earnings, GAAP Diluted EPS and Weighted-Average Common Shares Outstanding – GAAP, which we consider to be the most directly comparable financial measures calculated in accordance with U.S. GAAP.

SEMPRA ENERGY ADJUSTED EARNINGS AND ADJUSTED EPS
(Dollars in millions, except per share amounts; shares in thousands)
	Pretax amount	Income tax expense (benefit)(1)	Non-controlling interests	Earnings	Diluted EPS
	Three months ended September 30, 2019
Sempra Energy GAAP Earnings for GAAP EPS(2)				$839	$2.84
Less series A preferred stock dividends(2)				(26)	(0.09)
Sempra Energy GAAP Earnings				813
Impact of dilutive shares included in GAAP EPS(2)					0.13
Excluded items:
SDG&E retroactive impact of 2019 GRC FD for first half of 2019	$(92)	$26	$—	(66)	(0.24)
SoCalGas retroactive impact of 2019 GRC FD for first half of 2019	(181)	51	—	(130)	(0.46)
Associated with holding the South American businesses for sale:
Change in indefinite reinvestment assertion of basis differences and structure of sale of discontinued operations	—	(192)	—	(192)	(0.68)
Sempra Energy Adjusted Earnings				$425	$1.50
Weighted-average common shares outstanding, diluted – GAAP					295,789
Less series A preferred stock shares(2)					(13,238)
Weighted-average common shares outstanding, diluted – Adjusted					282,551
	Three months ended September 30, 2018
Sempra Energy GAAP Earnings				$274	$0.99
Excluded item:
Impairment of investment in RBS Sempra Commodities	$65	$—	$—	65	0.24
Sempra Energy Adjusted Earnings				$339	$1.23
Weighted-average common shares outstanding, diluted – GAAP					275,907
	Nine months ended September 30, 2019
Sempra Energy GAAP Earnings				$1,608	$5.74
Excluded items:
Gain on sale of certain Sempra Renewables assets	$(61)	$16	$—	(45)	(0.16)
Associated with holding the South American businesses for sale:
Change in indefinite reinvestment assertion of basis differences and structure of sale of discontinued operations	—	(89)	—	(89)	(0.32)
Reduction in tax valuation allowance against certain NOL carryforwards	—	(10)	—	(10)	(0.03)
Sempra Energy Adjusted Earnings				$1,464	$5.23
Weighted-average common shares outstanding, diluted – GAAP					279,809
	Nine months ended September 30, 2018
Sempra Energy GAAP Earnings				$60	$0.23
Impact of potentially dilutive shares excluded from GAAP EPS(3)					(0.01)
Excluded items:
Impacts associated with Aliso Canyon litigation	$1	$21	$—	22	0.08
Impairment of U.S. wind equity method investments	200	(55)	—	145	0.54
Impairment of non-utility natural gas storage assets	1,300	(499)	(46)	755	2.82
Impairment of investment in RBS Sempra Commodities	65	—	—	65	0.24
Impact from the TCJA	—	25	—	25	0.10
Sempra Energy Adjusted Earnings				$1,072	$4.00
Weighted-average common shares outstanding, diluted – GAAP					265,963
Add potentially dilutive shares(3)					1,681
Weighted-average common shares outstanding, diluted – Adjusted					267,644

(1)	Except for adjustments that are solely income tax and tax related to outside basis differences, income taxes on pretax amounts were primarily calculated based on applicable statutory tax rates.

(2)
In the three months ended September 30, 2019, the assumed conversion of the series A preferred stock is dilutive for GAAP Earnings, however, it is antidilutive for the lower Adjusted Earnings. As such, the series A preferred stock dividends have been subtracted from the numerator and the series A preferred stock shares have been subtracted from the denominator when calculating Adjusted EPS.

(3)
In the nine months ended September 30, 2018, the total weighted-average potentially dilutive stock options and RSUs of 736 and common shares sold forward of 945 were not included in the denominator of GAAP Diluted EPS due to the losses from continuing operations attributable to common shares, but have been added to the denominator when calculating Adjusted Diluted EPS.

For each period in which a non-GAAP financial measure is used, we provide in the tables below a reconciliation of SDG&E and SoCalGas Adjusted Earnings to GAAP Earnings, which we consider to be the most directly comparable financial measure calculated in accordance with U.S. GAAP.

SDG&E ADJUSTED EARNINGS
(Dollars in millions)
	Pretax amount	Income tax expense(1)	Earnings
	Three months ended September 30, 2019
SDG&E GAAP Earnings			$263
Excluded item:
Retroactive impact of 2019 GRC FD for first half of 2019	$(92)	$26	(66)
SDG&E Adjusted Earnings			$197

(1)	Income taxes on pretax amounts were primarily calculated based on applicable statutory tax rates.

SOCALGAS ADJUSTED EARNINGS
(Dollars in millions)
	Pretax amount	Income tax expense(1)	Earnings
	Three months ended September 30, 2019
SoCalGas GAAP Earnings			$143
Excluded item:
Retroactive impact of 2019 GRC FD for first half of 2019	$(181)	$51	(130)
SoCalGas Adjusted Earnings			$13
	Nine months ended September 30, 2018
SoCalGas GAAP Earnings			$244
Excluded item:
Impacts associated with Aliso Canyon litigation	$1	$21	22
SoCalGas Adjusted Earnings			$266

(1)	Except for adjustments that are solely income tax, income taxes on pretax amounts were primarily calculated based on applicable statutory tax rates.
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
The table below summarizes revenues and cost of sales for our consolidated utilities.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Natural gas revenues:
SoCalGas	$975	$802	$3,142	$2,700
SDG&E	156	107	482	391
Sempra Mexico	14	17	56	58
Eliminations and adjustments	(16)	(15)	(52)	(48)
Total	1,129	911	3,628	3,101
Electric revenues:
SDG&E	1,271	1,192	3,184	3,014
Eliminations and adjustments	(2)	(1)	(4)	(3)
Total	1,269	1,191	3,180	3,011
Total utilities revenues	$2,398	$2,102	$6,808	$6,112
Cost of natural gas:
SoCalGas	$101	$224	$660	$663
SDG&E	23	30	136	110
Sempra Mexico	2	2	10	17
Eliminations and adjustments	(4)	(1)	(17)	(8)
Total	$122	$255	$789	$782
Cost of electric fuel and purchased power:
SDG&E	$411	$448	$934	$1,045
Eliminations and adjustments	(1)	(2)	(5)	(8)
Total	$410	$446	$929	$1,037
Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by the California Utilities and included in Cost of Natural Gas. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
SoCalGas	$2.12	$4.82	$2.89	$3.17
SDG&E	3.29	4.56	3.96	3.58

In the three months ended September 30, 2019, Sempra Energy’s natural gas revenues increased by $218 million (24%) to $1.1 billion primarily due to:

▪	$173 million increase at SoCalGas, which included:

◦	$181 million favorable impact from the retroactive application of the 2019 GRC FD for the first six months of 2019,

◦	$61 million higher authorized revenue in 2019, and

◦	$35 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M, offset by

◦	$123 million decrease in cost of natural gas sold, which we discuss below; and

▪	$49 million increase at SDG&E, which included:

◦	$38 million favorable impact from the retroactive application of the 2019 GRC FD for the first six months of 2019, and

◦	$11 million higher authorized revenue in 2019.
In the three months ended September 30, 2019, our cost of natural gas decreased by $133 million to $122 million primarily due to:

▪	$123 million decrease at SoCalGas primarily due to lower average natural gas prices; and

▪	$7 million decrease at SDG&E primarily due to lower average natural gas prices.
In the first nine months of 2019, Sempra Energy’s natural gas revenues increased by $527 million (17%) to $3.6 billion primarily due to:

▪	$442 million increase at SoCalGas, which included:

◦	$273 million higher authorized revenue in 2019,

◦	$98 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M,

◦	$19 million lower non-service component of net periodic benefit credit in 2019, which fully offsets in Other (Expense) Income, Net,

◦	$12 million higher net revenues from capital projects, and

◦	$7 million higher regulatory awards in 2019; and

▪	$91 million increase at SDG&E, which included:

◦	$49 million higher authorized revenue in 2019, and

◦	$26 million increase in cost of natural gas sold, which we discuss below.
In the first nine months of 2019, our cost of natural gas increased by $7 million (1%) to $789 million primarily due to:

▪	$26 million increase at SDG&E, including $13 million from higher average natural gas prices and $13 million from higher volumes driven by weather; offset by

▪	$9 million higher intercompany eliminations primarily associated with sales between Sempra LNG and SoCalGas; and

▪	$3 million decrease at SoCalGas, including $64 million due to lower average natural gas prices, offset by $61 million from higher volumes driven by weather.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended September 30, 2019, our electric revenues, substantially all of which are at SDG&E, increased by $78 million (7%) to $1.3 billion, including:

▪	$54 million favorable impact from the retroactive application of the 2019 GRC FD for the first six months of 2019, including $50 million of liability insurance premium costs that are now balanced;

▪	$37 million higher authorized revenue in 2019, including $29 million of revenues to cover liability insurance premium costs that are now balanced and offset in O&M; and

▪	$14 million higher cost of electric fuel and purchased power, which we discuss below; offset by

▪	$27 million lower revenues from transmission operations, including a FERC formulaic rate adjustment benefit in 2018.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, decreased by $36 million (8%) to $410 million in the three months ended September 30, 2019, including:

▪
$51 million of finance lease costs for PPAs in 2018. Similar amounts are now included in Interest Expense and Depreciation and Amortization Expense as a result of the 2019 adoption of the lease standard, which we discuss in Note 2 of the Notes to Condensed Consolidated Financial Statements; offset by

▪	$14 million higher electricity market costs and an additional capacity contract.
In the first nine months of 2019, our electric revenues, substantially all of which are at SDG&E, increased by $169 million (6%) to $3.2 billion, including:

▪	$86 million higher authorized revenue in 2019, including $79 million of revenues to cover liability insurance premium costs that are now balanced and offset in O&M;

▪	$41 million higher cost of electric fuel and purchased power, which we discuss below;

▪	$28 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M; and

▪	$17 million higher revenues from transmission operations, net of a FERC formulaic rate adjustment benefit in 2018.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, decreased by $108 million (10%) to $929 million in the first nine months of 2019, including:

▪
$152 million of finance lease costs for PPAs in 2018. Similar amounts are now included in Interest Expense and Depreciation and Amortization Expense as a result of the 2019 adoption of the lease standard; offset by

▪	$41 million higher electricity market costs and an additional capacity contract.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUES
Sempra Mexico	$343	$393	$1,002	$970
Sempra Renewables	—	38	10	103
Sempra LNG	100	147	327	330
All other	1	—	1	—
Eliminations and adjustments	(84)	(115)	(262)	(239)
Total revenues	$360	$463	$1,078	$1,164
COST OF SALES(1)
Sempra Mexico	$99	$132	$284	$259
Sempra LNG	78	101	235	230
All other	1	—	1	—
Eliminations and adjustments	(84)	(114)	(255)	(231)
Total cost of sales	$94	$119	$265	$258

(1)	Excludes depreciation and amortization, which are presented separately on the Sempra Energy Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2019, revenues from our energy-related businesses decreased by $103 million (22%) to $360 million primarily due to:

▪	$50 million decrease at Sempra Mexico primarily due to:

◦	$30 million from the marketing business primarily from lower natural gas prices,

◦	$17 million at TdM due to lower volumes and prices, offset by higher financial settlements, and

◦	$12 million lower revenues primarily from force majeure payments that ended on August 22, 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline;

▪	$47 million decrease at Sempra LNG primarily due to:

◦	$21 million lower natural gas sales to Sempra Mexico due to lower natural gas prices and volumes,

◦	$10 million lower natural gas storage revenues primarily due to the sale of storage assets in February 2019, and

◦	$9 million from natural gas marketing activities primarily due to lower natural gas prices; and

▪	$38 million decrease at Sempra Renewables primarily due to the sale of assets in December 2018 and April 2019; offset by

▪	$31 million lower intercompany eliminations primarily associated with sales between Sempra LNG and Sempra Mexico.
In the three months ended September 30, 2019, the cost of sales for our energy-related businesses decreased by $25 million (21%) to $94 million primarily due to:

▪	$33 million decrease at Sempra Mexico mainly associated with lower revenues from the marketing business as a result of lower natural gas prices, and lower prices at TdM; and

▪	$23 million decrease at Sempra LNG mainly from natural gas marketing activities primarily from lower natural gas purchases; offset by

▪	$30 million lower intercompany eliminations primarily associated with sales between Sempra LNG and Sempra Mexico.
In the first nine months of 2019, revenues from our energy-related businesses decreased by $86 million (7%) to $1.1 billion primarily due to:

▪	$93 million decrease at Sempra Renewables primarily due to the sale of assets in December 2018 and April 2019;

▪	$23 million higher intercompany eliminations primarily associated with sales between Sempra LNG and Sempra Mexico; and

▪	$3 million decrease at Sempra LNG primarily due to:

◦	$34 million lower natural gas storage revenues primarily due to the sale of storage assets in February 2019, and

◦	$12 million from LNG sales to Cameron LNG JV in January 2018, offset by

◦	$39 million from natural gas marketing activities due to optimization of natural gas transport contracts; offset by

▪	$32 million increase at Sempra Mexico primarily due to:

◦
$20 million from the marketing business, primarily from higher volumes, including higher volumes due to new regulations that went into effect on March 1, 2018 that require high consumption end users (previously serviced by Ecogas and other natural gas utilities) to procure their natural gas needs from natural gas marketers, including Sempra Mexico’s marketing business, offset by lower natural gas prices,

◦	$11 million at TdM primarily due to higher financial settlements and resource adequacy revenues, offset by lower volumes, and

◦	$9 million from the Pima Solar project commencing operations in April 2019, offset by

◦	$17 million lower revenues primarily from force majeure payments that ended on August 22, 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline.
In the first nine months of 2019, the cost of sales for our energy-related businesses increased by $7 million (3%) to $265 million primarily due to:

▪
$25 million increase at Sempra Mexico mainly associated with higher revenues from the marketing business as a result of higher volumes, including higher volumes due to new regulations that went into effect in 2018; offset by

▪	$24 million higher intercompany eliminations primarily associated with sales between Sempra LNG and Sempra Mexico.
Operation and Maintenance
Our O&M increased by $53 million (7%) to $845 million in the three months ended September 30, 2019 primarily due to:

▪
$33 million increase at SoCalGas primarily due to $35 million higher expenses associated with CPUC-authorized refundable programs for which costs incurred are recovered in revenue (refundable program expenses); and

▪	$27 million increase at SDG&E, excluding $6 million of impairment losses discussed below, but including:

◦	$29 million higher expenses associated with CPUC-authorized refundable programs, including $30 million of 2019 liability insurance premium costs that are now balanced in revenue, offset by

◦
$2 million lower non-refundable operating costs, including a $21 million decrease from liability insurance premium costs for 2018 that were not balanced, offset by $19 million higher operating costs; offset by

▪	$24 million decrease at Sempra Renewables primarily due to lower general and administrative and other costs due to the wind-down of the business.
In the first nine months of 2019, O&M increased by $240 million (11%) to $2.5 billion primarily due to:

▪	$131 million increase at SoCalGas, which included:

◦	$98 million higher expenses associated with CPUC-authorized refundable programs, and

◦	$30 million higher non-refundable operating costs, including higher administrative and support costs;

▪	$90 million increase at SDG&E, excluding $6 million of impairment losses discussed below, but including:

◦	$117 million higher expenses associated with CPUC-authorized refundable programs, including $82 million of 2019 liability insurance premium costs that are now balanced in revenue, offset by

◦
$27 million lower non-refundable operating costs, including $77 million decrease from liability insurance premium costs for 2018 that were not balanced, offset by $50 million of higher operating costs;

▪	$25 million increase at Sempra Mexico primarily due to expenses associated with growth in the business and operating lease costs in 2019; and

▪	$24 million increase at Sempra LNG primarily from higher liquefaction project costs, net of reimbursements, and higher retained operating costs; offset by

▪	$46 million decrease at Sempra Renewables primarily due to lower general and administrative and other costs due to the wind-down of the business.
Impairment Losses
In September 2019, SoCalGas recognized a $29 million impairment loss related to non-utility native gas assets. In September 2019, SDG&E and SoCalGas recognized impairment losses of $6 million and $8 million, respectively, for certain disallowed capital costs in the 2019 GRC FD. In June 2018, Sempra LNG recognized a $1.3 billion impairment loss for certain non-utility natural gas storage assets in the southeast U.S. These assets were sold in February 2019. We discuss the impairment and sale of the non-utility natural gas storage assets in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Gain on Sale of Assets
In April 2019, Sempra Renewables recognized a $61 million gain on the sale of its remaining wind assets and investments to AEP, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Other (Expense) Income, Net
As part of our central risk management function, we enter into foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains/losses associated with these derivatives are included in Other (Expense) Income, Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Taxes and in earnings from Sempra Mexico’s equity method investments. We discuss policies governing our risk management in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report.
Other expense, net, in the three months ended September 30, 2019 was $7 million compared to other income, net, of $96 million in the same period in 2018. The change was primarily due to:

▪	$30 million net losses in 2019 from interest rate and foreign exchange instruments and foreign currency transactions compared to $67 million net gains for the same period in 2018 primarily due to:

◦	$17 million foreign currency losses in 2019 compared to $33 million foreign currency gains in 2018 on a Mexican peso-denominated loan to the IMG JV, which is offset in Equity Earnings, and

◦	$12 million losses in 2019 compared to $28 million gains in 2018 on foreign currency derivatives as a result of fluctuation of the Mexican peso in 2019; and

▪	$10 million higher non-service component of net periodic benefit cost in 2019.
Other income, net, decreased by $89 million to $103 million in the nine months ended September 30, 2019 primarily due to:

▪	$57 million lower net gains from interest rate and foreign exchange instruments and foreign currency transactions primarily due to:

◦	$28 million lower gains on foreign currency derivatives as a result of fluctuation of the Mexican peso, and

◦	negligible foreign currency losses in 2019 compared to $25 million foreign currency gains in 2018 on a Mexican peso-denominated loan to the IMG JV, which is offset in Equity Earnings;

▪
$19 million non-service component of net periodic benefit cost in 2019 compared to a $37 million credit in 2018, including $22 million settlement charges in 2019 for lump sum payments from our non-qualified pension plan;

▪	$10 million decrease in equity-related AFUDC, including $7 million at SDG&E and $5 million at SoCalGas; and

▪	$8 million penalties in 2019 related to the SoCalGas billing practices OII; offset by

▪	$33 million higher investment gains in 2019 on dedicated assets in support of our executive retirement and deferred compensation plans.
Interest Expense
Interest expense increased by $57 million (26%) to $279 million and by $141 million (21%) to $797 million in the three months and nine months ended September 30, 2019, respectively, primarily due to the inclusion of finance lease costs for SDG&E’s PPAs as a result of adoption of the lease standard. Prior to 2019, such costs were included in Cost of Electric Fuel and Purchased Power. The increase in the nine months ended September 30, 2019 was also due to higher interest expense at SoCalGas due to long-term debt issuances net of maturities, partially offset by lower interest expense at Parent and other primarily due to long-term debt maturities net of issuances.
Income Taxes
The table below shows the income tax expense and ETR for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$61	$139	$150	$(221)

Income (loss) from continuing operations before income taxes
and equity earnings	$448	$345	$1,235	$(245)
Equity earnings (losses), before income tax(1)	17	(52)	24	(236)
Pretax income (loss)	$465	$293	$1,259	$(481)

Effective income tax rate	13%	47%	12%	46%
SDG&E:
Income tax expense	$71	$53	$111	$151
Income before income taxes	$337	$269	$700	$682
Effective income tax rate	21%	20%	16%	22%
SoCalGas:
Income tax expense (benefit)	$35	$(7)	$50	$75
Income (loss) before income taxes	$178	$(21)	$488	$320
Effective income tax rate	20%	33%	10%	23%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Consolidated
The decrease in income tax expense in the three months ended September 30, 2019 was due to a lower ETR offset by higher pretax income. The change in ETR was primarily due to a $32 million income tax benefit in 2019 compared to a $69 million income tax expense in 2018 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso.
Income tax expense in the nine months ended September 30, 2019 compared to an income tax benefit for the same period in 2018 was due to pretax income in 2019 compared to pretax loss in 2018 and a lower ETR. Pretax losses in 2018 include impairments at our Sempra LNG and Sempra Renewables segments. The change in ETR was primarily due to:

▪
$69 million total income tax benefits from the release of regulatory liabilities at SDG&E and SoCalGas established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision;

▪	$57 million lower income tax expense in 2019 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso;

▪	$21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation;

▪	$11 million lower income tax expense related to share-based compensation;

▪	$10 million income tax benefit in 2019 from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses; and

▪	$9 million income tax expense in 2018 to adjust provisional estimates recorded in 2017 for the effects of tax reform; offset by

▪	$131 million income tax benefit in 2018 resulting from the reduced outside basis difference in Sempra LNG as a result of the impairment of certain non-utility natural gas storage assets.
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

SDG&E
The increase in SDG&E’s income tax expense in the three months ended September 30, 2019 was primarily due to higher pretax income.
The decrease in SDG&E’s income tax expense in the nine months ended September 30, 2019 was due to a lower ETR offset by higher pretax income. The change in ETR was primarily due to:

▪
$31 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and

▪	higher income tax benefits from forecasted flow-through deductions.
SoCalGas
SoCalGas’ income tax expense in the three months ended September 30, 2019 compared to an income tax benefit in the same period in 2018 was due to pretax income in 2019 compared to pretax loss in 2018.
The decrease in SoCalGas’ income tax expense in the nine months ended September 30, 2019 was due to a lower ETR offset by higher pretax income. The change in ETR was primarily due to:

▪
$38 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and

▪	$21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation.
Equity Earnings
In the three months ended September 30, 2019, equity earnings increased by $192 million to $266 million primarily due to:

▪	$65 million impairment of our RBS Sempra Commodities equity method investment in 2018;

▪	$37 million equity earnings, net of income tax, at Sempra Mexico in 2019 compared to $28 million equity losses, net of income tax, in 2018, which included:

◦
$17 million foreign currency gains in 2019 compared to $33 million foreign currency losses in 2018 at the IMG JV on its Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net, and

◦	$11 million higher equity earnings at the TAG JV primarily due to lower income tax expense;

▪	$58 million higher equity earnings, net of income tax, from our investment in Oncor Holdings; and

▪	$17 million higher equity earnings at Cameron LNG JV primarily due to Train 1 commencing commercial operation under its tolling agreements in August 2019.
In the first nine months of 2019, equity earnings increased by $436 million to $485 million primarily due to:

▪	$200 million other-than-temporary impairment of certain wind equity method investments at Sempra Renewables in 2018;

▪	$135 million higher equity earnings, net of income tax, from our investment in Oncor Holdings, which we acquired in March 2018;

▪	$65 million impairment of our RBS Sempra Commodities equity method investment in 2018;

▪
negligible foreign currency gains in 2019 compared to $25 million foreign currency losses in 2018 at the IMG JV on its Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net; and

▪	$18 million higher equity earnings at Cameron LNG JV primarily due to Train 1 commencing commercial operation under its tolling agreements in August 2019.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to NCI increased by $36 million to $60 million in the three months ended September 30, 2019 primarily due to higher earnings attributable to NCI at Sempra Mexico.
Earnings attributable to NCI increased by $134 million to $146 million in the nine months ended September 30, 2019 primarily due to:

▪	$1 million earnings attributable to NCI at Sempra Renewables in 2019 compared to $50 million losses in 2018 primarily due to the sales of our tax equity investments in December 2018 and April 2019;

▪	$46 million lower losses attributable to NCI at Sempra LNG related to the impairment of certain non-utility natural gas storage assets in 2018; and

▪	$37 million higher earnings attributable to NCI at Sempra Mexico.
Mandatory Convertible Preferred Stock Dividends

In the nine months ended September 30, 2019, mandatory convertible preferred stock dividends increased by $18 million to $107 million primarily due to dividends associated with our series B preferred stock, which were issued in July 2018.
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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy’s comparative results of operations. In the three months and nine months ended September 30, 2019 compared to the prior-year periods, the changes in our earnings as a result of foreign currency translation were not material.
Foreign Currency Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses. A summary of these foreign currency transactional gains and losses included in our reported results is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended September 30,
	2019	2018	2019	2018
Other (expense) income, net	$(7)	$96	$(30)	$67
Income tax (expense) benefit	(61)	(139)	32	(69)
Equity earnings	266	74	17	(43)
Income from continuing operations, net of income tax	653	280	21	(53)
Income from discontinued operations, net of income tax	256	54	—	—
Earnings attributable to common shares	813	274	11	(28)
	Nine months ended September 30,
	2019	2018	2019	2018
Other (expense) income, net	$103	$192	$5	$62
Income tax (expense) benefit	(150)	221	(7)	(64)
Equity earnings	485	49	(5)	(40)
Income from continuing operations, net of income tax	1,570	25	(10)	(51)
Income from discontinued operations, net of income tax	292	137	1	1
Earnings attributable to common shares	1,608	60	(4)	(24)

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, proceeds from recent and planned asset sales, borrowings under our credit facilities, distributions from our equity method investments, issuances of debt and equity securities (including through the physical settlement of forward sales agreements), project financing and other equity sales, including partnering in JVs.
Our lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Sempra Energy, Sempra Global, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024. These credit agreements replaced the credit agreements that were set to expire in 2020. The table below shows the amount of available funds at September 30, 2019, including available unused credit on these primary U.S. credit facilities. In addition, IEnova has $1.88 billion in lines of credit, with approximately $742 million available unused credit at September 30, 2019.

AVAILABLE FUNDS AT SEPTEMBER 30, 2019
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$106	$24	$5
Available unused credit(2)(3)	4,232	1,500	642

(1)	Amounts at Sempra Energy Consolidated include $64 million held in non-U.S. jurisdictions. We discuss repatriation in Note 1 of the Notes to Condensed Consolidated Financial Statements.

(2)
Available unused credit is the total available on Sempra Energy’s, Sempra Global’s, SDG&E’s and SoCalGas’ credit facilities that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements.

(3)	Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
Sempra Energy Consolidated
We believe that these available funds, combined with cash flows from operations, proceeds from recent and planned asset sales, distributions from our equity method investments, issuances of debt and equity securities (including through the physical settlement of forward sale agreements), project financing and other equity sales, including partnering in JVs, will be adequate to fund our current operations, including to:

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
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our corporate short-term, unsecured promissory notes, or commercial paper, were our primary sources of short-term debt funding in the first nine months of 2019. Our California Utilities use short-term debt primarily to meet working capital needs.
At September 30, 2019, Sempra Energy had a loan to an unconsolidated affiliate totaling $712 million and a loan from an unconsolidated affiliate totaling $39 million, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements.
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

Common Stock Under Forward Sale Agreements
As we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, our forward sale agreements permit us to elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements. We have fully settled all shares under the January 2018 forward sale agreements, as we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements. We expect to settle the July 2018 forward sale agreements entirely by the physical delivery of shares of our common stock in exchange for cash proceeds. As of November 1, 2019, based on the initial forward sale price of approximately $111.87 per share in July 2018, we expect that the net proceeds from full physical settlement of the 9,750,000 shares under the July 2018 forward sale agreements would be approximately $1.1 billion (net of underwriting discounts, but before deducting equity issuance costs, and subject to certain adjustments pursuant to the forward sale agreements). If we were to elect cash settlement or net share settlement, the amount of cash proceeds we receive upon settlement could differ, perhaps substantially, or we may not receive any cash proceeds, or we may deliver cash (in an amount which could be significant) or shares of our common stock to the forward purchasers. We may settle the July 2018 forward sale agreements in one or more settlements no later than December 15, 2019, which is the final settlement date under the agreements.
Discontinued Operations
On January 25, 2019, our board of directors approved a plan to sell our South American businesses. As such, we have reclassified these businesses to held for sale and presented them as discontinued operations.
On September 27, 2019, we entered into a Purchase and Sale Agreement with China Yangtze Power International (Hongkong) Co., Limited to sell our equity interests in our Peruvian businesses, including our 83.6-percent interest in Luz del Sur and its indirect ownership interest in Tecsur, for an aggregate base purchase price of $3.59 billion, subject to customary closing adjustments for working capital and changes in net indebtedness. The sale is subject to various conditions to closing, including approvals from the Peruvian anti-trust authority and the Bermuda Monetary Authority. We expect the sale to close in the first quarter of 2020.
On October 12, 2019, we entered into a Purchase and Sale Agreement with State Grid International Development Limited to sell our equity interests in our Chilean businesses, including our 100-percent interest in Chilquinta Energía and Tecnored and our 50-percent interest in Eletrans, for an aggregate base purchase price of $2.23 billion, subject to customary adjustments for working capital and changes in net indebtedness and other adjustments. Chilquinta Energía also agreed to purchase the remaining 50-percent interest in Eletrans from Sociedad Austral de Electricidad S.A., contingent on the sale of our Chilean businesses to State Grid International Development Limited. This acquisition by Chilquinta Energía would result in State Grid International Development Limited acquiring 100 percent of Eletrans, which we do not expect will have a significant economic impact on the sale of our Chilean businesses. The sale of our Chilean businesses is subject to various conditions to closing, including approval by the Chilean anti-trust authority, certain Chinese regulatory approvals and approval by the Bermuda Monetary Authority, but is not subject to Chilquinta Energía purchasing the remaining 50-percent interest in Eletrans. We expect the sale to close in the first quarter of 2020.
Our utilities in South America have historically provided relatively stable earnings and liquidity. We intend to use the proceeds from the sales to focus on capital investment in North America to support additional growth opportunities and strengthen our balance sheet by reducing debt. We expect the cash provided by earnings from our focused capital investment will exceed the absence of cash flows from these discontinued operations. However, there can be no assurance that we will derive these anticipated benefits. Further, there can be no assurance that we will be able to redeploy the capital that we obtain from such sales, if completed, in a way that would result in cash flows or earnings exceeding those historically generated by these businesses.
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
SDG&E declared common stock dividends of $250 million in the year ended December 31, 2018. SDG&E’s declared common stock dividends on an annual historical basis may not be indicative of future declarations, and could be impacted over the next few years in order for SDG&E to maintain its authorized capital structure while managing its capital investment program (approximately $1.7 billion in 2019).

SoCalGas declared common stock dividends of $150 million in the third quarter of 2019, which were paid on October 11, 2019, and declared and paid common stock dividends of $50 million in the year ended December 31, 2018. SoCalGas’ declared common stock dividends on an annual historical basis may not be indicative of future declarations, and could be impacted over the next few years in order for SoCalGas to maintain its authorized capital structure while managing its capital investment program (approximately $1.6 billion in 2019).
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
Sempra Mexico
We expect to fund operations and dividends at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from project financing, sales of securities, interim funding from the parent or affiliates, and partnering in JVs.
In October 2019, IEnova’s board of directors declared dividends of $73 million to minority shareholders payable in November 2019. IEnova paid $71 million of dividends to minority shareholders in the year ended December 31, 2018.
IEnova’s shareholders approved the formation of a fund for IEnova to repurchase its own shares for a maximum amount of $250 million. Repurchases shall not exceed IEnova’s total net profits, including retained earnings, as stated in their financial statements. In the nine months ended September 30, 2019, IEnova repurchased 2,620,000 shares of its outstanding common stock held by NCI for approximately $10 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5 percent at December 31, 2018 to 66.6 percent at September 30, 2019.

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
Sempra LNG
Sempra LNG, through its interest in Cameron LNG JV, is constructing a natural gas liquefaction export facility at the Cameron LNG JV terminal. The majority of the costs of the current three-train liquefaction project is project-financed, with most or all of the remainder of the capital requirements to be provided by the project partners, including Sempra Energy, through equity contributions under the project equity agreements. In August 2019, the first train of the three-train project commenced commercial operation under the tolling agreements. We expect that our remaining equity requirements to complete the project will be met by a combination of our share of cash generated from each liquefaction train as it comes on line and, if required, additional cash contributions. Sempra Energy guarantees 50.2 percent of Cameron LNG JV’s obligations under the financing agreements for a maximum amount of up to $3.9 billion. The guarantees will terminate upon satisfaction of certain conditions, including all three trains commencing commercial operation and meeting certain operational performance tests (Financial Completion). We anticipate that the guarantees will be terminated approximately nine months after all three trains commence commercial operation. However, if Financial Completion does not occur by September 30, 2021 (subject to extension by up to 365 days in case of force majeure) or if certain other events of default occur, a demand could be made under the guarantee for Sempra Energy’s 50.2 percent of Cameron LNG JV’s obligations under the financing agreements then due and payable. We discuss Cameron LNG JV and the JV financing further in Note 6 of the Notes to Consolidated Financial Statements, in “Item 1A. Risk Factors” and in “Item 7. MD&A – Factors Influencing Future Performance” in the Annual Report. We also discuss Cameron LNG JV below in “Factors Influencing Future Performance.”
We expect Sempra LNG to require funding for the development and expansion of its remaining portfolio of projects, which may be financed through a combination of operating cash flow, funding from the parent, project financing and partnering in JVs.
CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	Nine months ended September 30, 2019	2019 change		Nine months ended September 30, 2018
Sempra Energy Consolidated	$2,118	$(541)	(20)%	$2,659
SDG&E	754	(477)	(39)	1,231
SoCalGas	813	(69)	(8)	882
Sempra Energy Consolidated
Cash provided by operating activities at Sempra Energy decreased in 2019 primarily due to:

•	$323 million from SDG&E’s contribution to the Wildfire Fund in September 2019;

•	$74 million increase in net undercollected regulatory balancing accounts (including long-term amounts included in regulatory assets) at SDG&E in 2019 compared to a $247 million decrease in 2018;

•	$220 million higher income tax payments, net of refunds;

•
$106 million net decrease in Reserve for Aliso Canyon Costs in 2019 compared to a $57 million net increase in 2018. The $106 million net decrease in 2019 includes $150 million of cash paid, offset by $44 million of additional accruals;

▪	$148 million decrease in accounts payable in 2019 compared to a $2 million increase in 2018;

▪	$57 million increase in net undercollected regulatory balancing accounts (including long-term amounts included in regulatory assets) at SoCalGas in 2019 compared to a $53 million decrease in 2018; and

▪	$8 million increase in interest payable in 2019 compared to a $79 million increase in 2018; offset by

▪	$202 million higher net income, adjusted for noncash items included in earnings, in 2019 compared to 2018;

▪	$205 million decrease in accounts receivable in 2019 compared to a $15 million decrease in 2018;

▪
$107 million net decrease in Insurance Receivable for Aliso Canyon Costs in 2019 compared to a $56 million net increase in 2018. The $107 million net decrease in 2019 includes $149 million in insurance proceeds received, offset by $44 million of additional accruals;

▪	$153 million higher distributions of earnings from Oncor Holdings; and

▪	$112 million higher intercompany activities with discontinued operations.
Our discontinued operations provided cash from operating activities of $289 million in 2019 compared to $220 million in 2018. The change was primarily due to a decrease in accounts receivable in 2019 compared to an increase in 2018.
SDG&E
Cash provided by operating activities at SDG&E decreased in 2019 primarily due to:

•	$323 million contribution to the Wildfire Fund in September 2019; and

•	$74 million increase in net undercollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2019 compared to a $247 million decrease in 2018; offset by

▪	$57 million increase in accounts receivable in 2019 compared to a $144 million increase in 2018; and

▪	$50 million higher net income, adjusted for noncash items included in earnings, in 2019 compared to 2018.
SoCalGas
Cash provided by operating activities at SoCalGas decreased in 2019 primarily due to:

▪	$192 million decrease in accounts payable in 2019 compared to a $19 million decrease in 2018;

▪
$106 million net decrease in Reserve for Aliso Canyon Costs in 2019 compared to a $57 million net increase in 2018. The $106 million net decrease in 2019 includes $150 million of cash paid, offset by $44 million of additional accruals; and

▪	$57 million increase in net undercollected regulatory balancing accounts (including long-term amounts included in regulatory assets) in 2019 compared to a $53 million decrease in 2018; offset by

▪
$107 million net decrease in Insurance Receivable for Aliso Canyon Costs in 2019 compared to a $56 million net increase in 2018. The $107 million net decrease in 2019 includes $149 million in insurance proceeds received, offset by $44 million of additional accruals;

▪	$115 million higher net income, adjusted for noncash items included in earnings, in 2019 compared to 2018; and

▪	$301 million decrease in accounts receivable in 2019 compared to a $196 million decrease in 2018.
CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	Nine months ended September 30, 2019	2019 change		Nine months ended September 30, 2018
Sempra Energy Consolidated	(3,439)	$(9,353)	(73)%	$(12,792)
SDG&E	(1,097)	(97)	(8)	(1,194)
SoCalGas	(1,018)	(191)	(16)	(1,209)
Sempra Energy Consolidated
Cash used in investing activities at Sempra Energy decreased in 2019 primarily due to:

▪
$9.57 billion paid, including $9.45 billion of Merger Consideration, for the acquisition of our investment in Oncor Holdings in March 2018, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements;

▪	$583 million dividends received from the Peruvian businesses in discontinued operations;

▪	$569 million net proceeds from the April 2019 sale of Sempra Renewables’ remaining wind assets and investments;

▪	$327 million net proceeds from the February 2019 sale of Sempra LNG’s non-utility natural gas storage assets;

▪	$129 million dividends received from the Chilean businesses in discontinued operations;

▪	$65 million lower advances to unconsolidated affiliates; and

▪	$64 million decrease in capital expenditures; offset by

▪	$1.1 billion higher contributions to Oncor Holdings, primarily to fund Oncor’s purchase of InfraREIT in May 2019;

▪	$583 million contributions to the Peruvian businesses in discontinued operations;

▪	$394 million contributions to the Chilean businesses in discontinued operations; and

▪	$102 million paid for the acquisition of our investment in Sharyland Holdings in May 2019.

We discuss the May 2019 transactions in Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements.
Our discontinued operations used cash in investing activities of $63 million in 2019 compared to $161 million in 2018. The change was primarily from proceeds received in 2019 from repayment of a loan to an unconsolidated affiliate.
SDG&E
Cash used in investing activities at SDG&E decreased in 2019 primarily due to:

▪	$123 million decrease in capital expenditures; offset by

▪	$25 million increase in net advances to Sempra Energy in 2019.
SoCalGas
Cash used in investing activities at SoCalGas decreased in 2019 primarily due to:

▪	$108 million decrease in capital expenditures; and

▪	$88 million increase in net advances to Sempra Energy in 2018.
Capital Expenditures

EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT
(Dollars in millions)
	Nine months ended September 30,
	2019	2018
SDG&E:
Improvements to electric and natural gas distribution systems, including certain pipeline safety
and generation systems, plant and equipment	$741	$811
PSEP	22	13
Improvements to electric transmission systems	308	370
SoCalGas:
Improvements to natural gas distribution, transmission and storage systems, and for certain
pipeline safety	886	1,007
PSEP	133	120
Sempra Mexico:
Construction of liquid fuels terminal	139	53
Construction of natural gas pipeline projects and other capital expenditures	100	78
Construction of renewables projects	181	124
Sempra Renewables:
Construction costs for wind and solar projects	2	46
Sempra LNG:
LNG liquefaction development costs	74	17
Other	—	2
Parent and other	4	13
Total	$2,590	$2,654

The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC and the FERC. Excluding discontinued operations, in 2019, we expect to make capital expenditures and investments of approximately $6.2 billion, an increase from the $5.8 billion summarized in “Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily attributable to LNG development projects at Sempra LNG, as well as renewables and natural gas pipeline projects at Sempra Mexico.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	Nine months ended September 30, 2019	2019 change	Nine months ended September 30, 2018
Sempra Energy Consolidated	$1,575	$(8,490)	$10,065
SDG&E	330	352	(22)
SoCalGas	192	(131)	323
Sempra Energy Consolidated
Cash provided by financing activities at Sempra Energy decreased in 2019 primarily due to:

▪	$5.2 billion lower issuances of debt with maturities greater than 90 days, including:

◦	$4.8 billion for long-term debt ($1.5 billion in 2019 compared to $6.3 billion in 2018 primarily to fund the acquisition of our investment in Oncor Holdings), and

◦	$387 million for commercial paper and other short-term debt ($1.8 billion in 2019 compared to $2.1 billion in 2018);

▪	$2.3 billion proceeds, net of $41 million in offering costs, from issuances of mandatory convertible preferred stock in 2018;

▪	$757 million proceeds, net of $13 million in offering costs, from the issuances of common stock in 2019, compared to $2.3 billion proceeds, net of $41 million in offering costs, in 2018; and

▪	$128 million decrease in loans from discontinued operations in 2019 compared to a $70 million increase in 2018; offset by

▪	$336 million lower payments of debt with maturities greater than 90 days and finance leases, including:

◦	$333 million for commercial paper and other short-term debt ($1.2 billion in 2019 compared to $1.5 billion in 2018), and

◦	$3 million for long-term debt and finance leases ($1.3 billion in both 2019 and 2018);

▪	$888 million increase in short-term debt in 2019 compared to a $715 million increase in 2018;

▪	$175 million contribution from OMEC LLC; and

▪	$85 million lower distributions to NCI in 2019.
Financing activities at our discontinued operations were a source of cash of $49 million in 2019 compared to a use of cash of $34 million in 2018. The change was primarily due to a $977 million equity contribution from Sempra Energy, partially offset by $851 million higher common dividends paid.
SDG&E
At SDG&E, financing activities were a source of cash in 2019 compared to a use of cash in 2018, primarily due to:

▪	$322 million equity contribution from Sempra Energy in 2019; and

▪	$175 million contribution from OMEC LLC in 2019; offset by

▪	$291 million decrease in short-term debt in 2019 compared to a $205 million decrease in 2018; and

▪	$65 million higher payments of long-term debt and finance leases in 2019.
SoCalGas
Cash provided by financing activities at SoCalGas decreased in 2019 primarily due to:

▪	$600 million lower issuances of long-term debt in 2019; and

▪	$148 million decrease in short-term debt in 2019 compared to a $116 million decrease in 2018; offset by

▪	$496 million lower payments of long-term debt and finance leases in 2019.

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

SEMPRA ENERGY
Capital Rotation
We regularly review our portfolio of assets with a view toward allocating capital to those businesses that we believe can further improve shareholder value. Following a comprehensive strategic review of our businesses and asset portfolio by our board of directors and management, in June 2018, we announced our intention to sell several energy infrastructure assets. We completed the sales of our U.S. solar assets in December 2018, our non-utility natural gas storage assets in February 2019 and our remaining U.S. wind assets in April 2019. In January 2019, our board of directors approved a plan to sell our South American businesses based on our strategic shift to be geographically focused on North America. Our South American businesses and certain activities associated with those businesses have been presented as discontinued operations. We expect to complete these sales in the first quarter of 2020. We discuss these sales and discontinued operations further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 5 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E
Capital Project Updates

CAPITAL PROJECTS PENDING REGULATORY RESOLUTION – SDG&E

Project description	Estimated capital cost (in millions)		Status
Electric Vehicle Charging
▪ January 2018 application, pursuant to SB 350, to make investments to support medium-duty and heavy-duty electric vehicles with an estimated implementation cost of $34 million of O&M.	$121	▪	In August 2019, the CPUC issued a final decision approving the settlement agreement filed in November 2018.
Energy Storage Projects
▪ February 2018 application, pursuant to AB 2868, to make investments to accelerate the widespread deployment of distributed energy storage systems. SDG&E’s application requests approval of 100 MW of utility-owned energy storage.	$161	▪	In June 2019, the CPUC declined to approve SDG&E’s application and provided guidance on future solicitations and filings for energy storage resources.
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
SDG&E filed its proposed wildfire mitigation plan in February 2019, and the CPUC approved this plan in May 2019. The wildfire mitigation plan does not include cost recovery. Pursuant to SB 901, the CPUC authorized SDG&E to establish a memorandum account to track the costs incurred for fire risk mitigation. The costs recorded to the memorandum account shall be incremental to the utility’s authorized recovery and will be reviewed as part of the utility’s next GRC proceeding. The CPUC issued a decision in June 2019 providing guidance on the electric utility wildfire mitigation plans. The decision held that approval of a utility’s wildfire mitigation plan meant that it had met all the statutory requirements in SB 901. While SB 901 provides for cost recovery related to the wildfire mitigation plan in a utility’s GRC proceeding, plan approval does not determine whether SDG&E acted reasonably when seeking recovery of plan-related costs.
Assembly Bill 1054 and Assembly Bill 111
On July 12, 2019, the Governor of California signed into law AB 1054 and AB 111 (together, the Wildfire Legislation), which took effect immediately. The Wildfire Legislation addresses certain important issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. We describe the Wildfire Legislation and related accounting treatment in Note 1 of the Notes to Condensed Consolidated Financial Statements.
The Wildfire Legislation establishes a fund (the Wildfire Fund) to provide liquidity to SDG&E, PG&E and Edison (each a California electric IOU) to pay IOU wildfire-related claims in the event that the governmental agency responsible for determining causation determines the applicable IOU’s equipment caused the ignition of a wildfire, the primary insurance coverage is exceeded and certain other conditions are satisfied. The primary purpose of the Wildfire Fund is to pool resources provided by shareholders and ratepayers of the IOUs and make those resources available to reimburse the IOUs for third-party wildfire claims incurred after July 12, 2019, the effective date of the Wildfire Legislation, subject to certain limitations.
SDG&E recorded a Wildfire Fund asset for committed shareholder contributions to the Wildfire Fund. SDG&E is exposed to the risk that any California IOU may incur third-party wildfire claims for which they will seek recovery from the Wildfire Fund. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from the IOUs. As a result, if any California IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra Energy’s financial condition and results of operation up to the carrying value of our Wildfire Fund asset. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could cause a material adverse effect on SDG&E’s and Sempra Energy’s cash flows, results of operations and financial condition.
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
The costs incurred to remediate and stop the Leak and to mitigate local community impacts have been significant and may increase, and we may be subject to potential significant damages, restitution, and civil, administrative and criminal fines, penalties and other costs. In addition, the costs of defending against civil and criminal lawsuits, cooperating with investigations, and any damages, restitution, and civil, administrative and criminal fines, penalties and other costs, if awarded or imposed, as well as the costs of mitigating the natural gas released, could be significant. To the extent any of these costs are not covered by insurance (including any costs in excess of applicable policy limits), if there were to be significant delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Cost Estimates and Accounting Impact
At September 30, 2019, SoCalGas estimates its costs related to the Leak are $1,099 million (the cost estimate), which includes $1,069 million of costs recovered or probable of recovery from insurance. Approximately 52 percent of the cost estimate is for the temporary relocation program (including cleaning costs and certain labor costs). The remaining portion of the cost estimate includes costs incurred to defend litigation, the costs of the government-ordered response to the Leak including the costs for an independent third party to conduct a root cause analysis, efforts to control the well, to mitigate the natural gas released, the cost of replacing the lost gas, the costs of settlements with government entities and other costs. The cost estimate does not include potential additional litigation costs, regulatory-related costs or other costs described below, which could be material. SoCalGas adjusts the cost estimate as additional information becomes available. A substantial portion of the cost estimate has been paid, and $45 million is accrued in Reserve for Aliso Canyon Costs and $9 million is accrued in Deferred Credits and Other as of September 30, 2019 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
As of September 30, 2019, we recorded the expected recovery of the cost estimate related to the Leak of $354 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is net of insurance retentions and $715 million of insurance proceeds we received through September 30, 2019. The Insurance Receivable for Aliso Canyon Costs and insurance proceeds received to date relate to portions of the cost estimate described above, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response including for an independent third party to conduct a root cause analysis, the costs to settle certain claims as described in “Civil and Criminal Litigation” in Note 11 of the Notes to Condensed Consolidated Financial Statements, the estimated costs to perform obligations pursuant to settlement of some of those claims, legal costs and lost gas. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
During the suspension period, SoCalGas advised the California ISO, CEC, CPUC and PHMSA of its concerns that the inability to inject natural gas into the Aliso Canyon natural gas storage facility posed a risk to energy reliability in Southern California. Following the resumption of injection operations, the CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility to help ensure safety and reliability for the region and just and reasonable rates in California, the most recent of which, issued in July 2018, directed SoCalGas to maintain up to 34 Bcf of working gas. Limited withdrawals of natural gas from the facility were made in 2018 and 2019 to augment natural gas supplies during critical demand periods. In July 2019, the CPUC issued a protocol authorizing withdrawals of natural gas from the facility if gas supply is low in the region, to maintain system reliability and price stability.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At September 30, 2019, the Aliso Canyon natural gas storage facility had a net book value of $771 million. Any significant impairment of this asset could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations for the period in which it is recorded. Higher operating costs and additional capital expenditures incurred by SoCalGas may not be recoverable in customer rates and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.

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
		$471 to $508	▪	A final decision in the OIR is expected in the first half of 2020.
▪	In March 2019, the CPUC issued a resolution approving the extension of the pilot program through the earlier of 2021 or the issuance of a CPUC decision on pending proceedings.
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

PIPELINE SAFETY ENHANCEMENT PLAN – COST SUMMARY
(Dollars in millions)
	2011 through September 30, 2019
	Total invested(1)	CPUC review completed(2)	CPUC review pending(3)	2019 and future applications(4)(5)
Sempra Energy Consolidated:
Capital	$1,824	$320	$853	$651
Operation and maintenance	221	96	85	40
Total	$2,045	$416	$938	$691
SoCalGas:
Capital	$1,455	$306	$731	$418
Operation and maintenance	210	95	78	37
Total	$1,665	$401	$809	$455
SDG&E:
Capital	$369	$14	$122	$233
Operation and maintenance	11	1	7	3
Total	$380	$15	$129	$236

(1)
Excludes certain pressure testing and pipeline replacement costs incurred through September 30, 2019 that were not eligible for recovery based on prior CPUC decisions. Also excludes $57 million incurred for SDG&E’s Line 1600 Test or Replacement Project.

(2)	Includes costs approved in the 2017 Forecast Application and 2019 GRC FD.

(3)	Includes costs subject to the 2018 Reasonableness Review Application filed in November 2018, with a decision expected in 2020.

(4)	Remaining costs not the subject of prior applications are to be included in subsequent GRCs.

(5)	Authorized to recover 50 percent of the Phase 1 revenue requirement annually, subject to refund.

If either SoCalGas or SDG&E are unable to recover a significant amount of these safety investments from ratepayers, it could have a material adverse effect on the cash flows, results of operations and financial condition of SoCalGas, SDG&E and Sempra Energy.
SEMPRA TEXAS UTILITIES
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

SEMPRA MEXICO
Capital Project Updates

CAPITAL PROJECTS – SEMPRA MEXICO – GAS BUSINESS

Project description		Our share of estimated capital cost (in millions)		Status
Sur de Texas-Tuxpan Marine Pipeline
▪	IMG was awarded the right to build, own and operate the natural gas marine pipeline in June 2016 by the CFE.	$1,040	▪	Commercial operation commenced in September 2019.
▪	Natural gas transportation services agreement, denominated in U.S. dollars, for a 25-year term, plus another 10 years in accordance with September 2019 revised agreement.		▪	Estimated capital cost increased from $992 million.
▪	Sempra Mexico has a 40-percent interest in IMG, a JV with TC Energy, which owns the remaining 60-percent interest.
Terminals at Port of Veracruz, Puebla and Mexico City
▪	Awarded a 20-year concession in July 2017 to build and operate a marine terminal in the Port of Veracruz in Mexico for the receipt, storage and delivery of liquid fuels.	$590 to $640	▪	Change in expected commercial operation date to: first quarter of 2020.
▪	Planned storage capacity of 2.1 million barrels.		▪	Expected commercial operation date of two inland storage terminals: first quarter of 2020.
▪	Working capacity of 1.4 million barrels of gasoline, diesel and jet fuel to supply the central region of Mexico.
▪	IEnova will also build and operate two storage terminals located near Puebla and Mexico City, each with storage capacities of 650,000 barrels.		▪	Estimated capital cost increased from $440 million.
▪	Entered into three, long-term, U.S. dollar-denominated terminal services agreements in July 2017 with Valero Energy for the full capacity of the marine terminal and the two inland storage terminals.
▪
Pursuant to these agreements, Valero Energy has the option to purchase a 50-percent interest in each of the three terminals after commencement of commercial operations, subject to approval by the Port of Veracruz, Comisión Federal de Electricidad (Federal Electricity Commission in Mexico), the Comisión Reguladora de Energía (Energy Regulatory Commission in Mexico) and other regulatory bodies.

Baja Refinados Terminal
▪	Plan to develop, construct and operate a liquid fuels marine storage terminal within the La Jovita Energy Center, located 14 miles north of Ensenada, Baja California, Mexico.	$130	▪	Change in expected commercial operation date to: second quarter of 2021.
▪	Capacity of 1 million barrels of hydrocarbons, primarily gasoline and diesel, to increase fuel supply capacity and reliability in Baja California.
▪
Fully contracted under two, long-term, U.S. dollar-denominated contracts for the receipt, storage and delivery of hydrocarbons with Chevron and BP. Chevron has the option to acquire 20 percent of the equity of the terminal after commercial operations begin.

Manzanillo Terminal
▪	Plan to develop, construct and operate a marine terminal for the receipt, storage and delivery of refined products in Manzanillo, Colima.	$153 to $235	▪	Expected commercial operation date: first quarter of 2021.
▪	Increased storage capacity to 2.2 million barrels is fully contracted under long-term, U.S. dollar-denominated agreements with BP, Trafigura Mexico, S.A. de C.V. and Marathon Petroleum Corporation.		▪	Minimum estimated capital cost increased from $149 million due to increase in Sempra Mexico’s ownership interest in the terminal from 52.4 percent.
▪
Sempra Mexico has a 53.7-percent interest in TP Terminals, S. de. R.L. de C.V., a JV with Trafigura Mexico, S.A. de C.V., which owns the remaining 46.3-percent interest. Sempra Mexico has the option to increase its ownership interest up to 82.5 percent.

Ecogas
▪	Expansion plan to connect approximately 40 thousand new customers in the next two years.	$78	▪	Expected commercial operation dates: 2019 through 2021 as portions are completed.

CAPITAL PROJECTS – SEMPRA MEXICO – POWER BUSINESS

Project description		Our share of estimated capital cost (in millions)		Status
La Rumorosa Solar Complex
▪	Awarded 41-MW photovoltaic solar energy project located in Baja California, Mexico, in an auction conducted by Mexico’s National Center of Electricity Control (Centro Nacional de Control de Energía) in September 2016.	$50	▪	Commercial operation commenced in June 2019.
▪	Contracted by the CFE under a 15-year renewable energy agreement and a 20-year clean energy certificate agreement, denominated in U.S. dollars.
Tepezalá Solar Complex
▪	Awarded 100-MW photovoltaic solar energy project located in Aguascalientes, Mexico, in an auction conducted by Mexico’s National Center of Electricity Control in September 2016.	$100	▪	Change in expected commercial operation date to: fourth quarter of 2019.
▪	Contracted by the CFE under 15-year renewable energy and capacity agreements and a 20-year clean energy certificate agreement, denominated in U.S. dollars.		▪	Estimated capital cost increased from $90 million.
▪
Trina Solar owns a 10-percent interest in the project. Sempra Mexico has the option to purchase, and Trina Solar has the option to sell, Trina Solar’s ownership interest within 30 days after the commercial operation date.

Energía Sierra Juárez 2
▪	108-MW wind power generation facility, located in La Rumorosa, Baja California.	$150	▪	Change in expected commercial operation date to: second quarter of 2021.
▪	Entered into a 20-year, U.S. dollar denominated PPA with SDG&E in November 2017.		▪	Pending FERC approval.
▪	Received CPUC approval in December 2017.
Border Solar
▪	150-MW photovoltaic solar energy project located in Juárez, Chihuahua, Mexico.	$160	▪	Expected commercial operation date: fourth quarter of 2020.
▪
Contracted under long-term, U.S. dollar-denominated, clean energy supply contracts with Comercializadora Círculo CCK, S.A. de C.V., El Puerto de Liverpool, S.A.B. de C.V. and Envases Universales de México, S.A.P.I. de C.V.

Certain past assertions made by the CFE and Mexican government, coupled with past arbitration requests and other statements and actions by the CFE, raise serious concerns over whether the terms of Sempra Mexico’s gas pipeline contracts will be honored or disputed in arbitration. The failure by the CFE or other customers to honor the terms of Sempra Mexico’s gas pipeline contracts and the inability to enter into gas pipeline contracts in the future could have a material adverse effect on Sempra Energy’s cash flows, financial condition, results of operation and prospects.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Item 1A. Risk Factors” in the Annual Report.
Guaymas-El Oro Segment of the Sonora Pipeline

As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, IEnova has received force majeure payments for the Guaymas-El Oro segment of the Sonora pipeline since August 2017, which payments ended in August 2019, after damage to that segment of the pipeline made it inoperable and a court order has prevented repairs to put the pipeline back in service. In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when IEnova and the CFE reached an agreement to modify the tariff structure and extend the term of the contract for 10 years. Under the revised agreement, the CFE will resume making payments only when the damaged section of the pipeline is repaired. If the pipeline is not repaired by January 15, 2020 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. If IEnova is unable to make such repairs and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment.
Energía Costa Azul LNG Terminal
We discuss IEnova’s participation in potential LNG liquefaction development at IEnova’s ECA facility below in “Sempra LNG – Energía Costa Azul LNG Terminal.”
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
In May 2019, construction of the first of three trains was completed and the first commissioning cargo carrying LNG was shipped. On July 26, 2019, Cameron LNG JV received authorization from the FERC to place Train 1 in service and on August 19, 2019, commercial operation of Train 1 commenced under Cameron LNG JV’s tolling agreements. Due to an issue with the residue gas compressor driver’s interface transformer reactor, Train 1 is operating at a reduced capacity depending on the ambient temperature and other factors. The reduction in Train 1’s operating capacity has not reduced Cameron LNG JV’s revenues under its tolling agreements. The manufacturer believes that it has identified the cause of the issue and has sent a replacement for Train 1, which has been installed and is being tested. The replacements for Train 2 and Train 3 are scheduled to arrive in advance of the time they are required for commissioning. A delay in the arrival of these replacements in advance of the time they are required for commissioning or a failure of these replacements to work in accordance with specifications could delay the commencement of commercial operation of Train 2 and Train 3 under Cameron LNG JV’s tolling agreements.
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
Proposed Cameron Liquefaction Expansion
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
In July 2018, TOTAL S.A. acquired Engie S.A.’s interest in the Cameron LNG JV. In November 2018, Sempra Energy and TOTAL S.A. entered into an MOU that provides a framework for cooperation for the development of the potential Cameron LNG expansion project and the potential ECA liquefaction-export project that we describe below in “Energía Costa Azul LNG Terminal.” The MOU contemplates TOTAL S.A. potentially contracting for up to approximately 9 Mtpa of LNG offtake across these two development projects. In addition, on October 23, 2019, Sempra Energy and Mitsui & Co., Ltd. entered into an MOU that provides a framework for potential offtake by Mitsui & Co., Ltd. from the potential Cameron LNG expansion project and the second phase of the potential ECA liquefaction-export project, as well as Mitsui & Co., Ltd.’s potential acquisition of equity interest in the second phase of the potential ECA liquefaction-export project. The ultimate participation of TOTAL S.A. and Mitsui & Co., Ltd. remains subject to finalization of definitive agreements, among other factors, and TOTAL S.A. and Mitsui & Co., Ltd. have no commitment to participate in the projects.
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
The expansion of the Cameron LNG JV facilities beyond the first three trains is subject to a number of risks and uncertainties, including amending the Cameron LNG JV agreement among the partners, obtaining binding customer commitments, completing the required commercial agreements, securing (or, in some cases, extending) and maintaining all necessary permits, approvals and consents, obtaining financing, reaching a final investment decision among the Cameron LNG JV partners, and other factors associated with the potential investment. See “Item 1A. Risk Factors” in the Annual Report.
Other LNG Liquefaction Development
Design, regulatory and commercial activities are ongoing for potential LNG liquefaction developments at our Port Arthur, Texas site and at Sempra Mexico’s ECA facility. For these development projects, we have met with potential customers and determined there is an interest in long-term contracts for LNG supplies beginning in the 2023 through 2025 time frame.
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
In December 2018, Polish Oil & Gas Company (PGNiG) and Port Arthur LNG entered into a definitive 20-year agreement for the sale and purchase of 2 Mtpa of LNG per year. Under the agreement, LNG purchases by PGNiG from Port Arthur LNG will be made on a free-on-board basis, with PGNiG responsible for shipping the LNG from the Port Arthur terminal to the final destination. Port Arthur LNG will manage the gas pipeline transportation, liquefaction processing and cargo loading. The agreement is subject to certain conditions precedent, including Port Arthur LNG making a positive final investment decision within certain agreed timelines.
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
Energía Costa Azul LNG Terminal
As we discuss in “Item 7. MD&A – Factors Influencing Future Performance” in the Annual Report, Sempra LNG and IEnova are developing a proposed natural gas liquefaction project at the site of IEnova’s existing regasification terminal at ECA. The proposed liquefaction facility project, which we expect will be developed in two phases, is being developed to provide buyers with direct access to west coast LNG supplies. ECA currently has profitable long-term regasification contracts for 100 percent of the regasification facility’s capacity through 2028, making the decisions on whether and how to pursue a new liquefaction facility dependent in part on whether the investment in a new liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts.
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

INTEREST RATE RISK
The table below shows the nominal amount of debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	September 30, 2019			December 31, 2018
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Short-term:
California Utilities	$108	$—	$108	$547	$291	$256
Other	3,483	—	—	1,477	—	—
Long-term:
California Utilities fixed-rate	$8,950	$5,141	$3,809	$8,377	$4,918	$3,459
California Utilities variable-rate	—	—	—	78	78	—
Other fixed-rate	11,867	—	—	10,804	—	—
Other variable-rate	747	—	—	2,091	—	—

(1)
After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations and build-to-suit lease.

Interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable long-term debt. If weighted-average interest rates on short-term debt outstanding at September 30, 2019 increased or decreased by 10 percent, the change in earnings over the next 12-month period ended September 30, 2020 would be approximately $9 million. If interest rates increased or decreased by 10 percent on all variable-rate long-term debt at September 30, 2019, after considering the effects of interest rate swaps, the change in earnings over the next 12-month period ended September 30, 2020 would be approximately $2 million.
CREDIT RATINGS
We provide additional information about the credit ratings of Sempra Energy, SDG&E and SoCalGas in “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Credit Ratings” in the Annual Report.
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels in the first nine months of 2019. At September 30, 2019:

▪	Moody’s issuer rating was Baa1 with a negative outlook for Sempra Energy, Baa1 with a positive outlook for SDG&E and A1 with a negative outlook for SoCalGas;

▪	S&P’s issuer credit rating was BBB+ with a negative outlook for Sempra Energy, BBB+ with a stable outlook for SDG&E and A with a negative outlook for SoCalGas; and

▪	Fitch long-term issuer default rating was BBB+ with a stable outlook for Sempra Energy, BBB+ with a stable outlook for SDG&E and A with a stable outlook for SoCalGas.
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
Sempra Energy has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt is rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at September 30, 2019.

FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” herein and in “Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At September 30, 2019, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2018.

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
Under the supervision and with the participation of management, including the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, including the factors discussed above in “Item 2. MD&A,” and the risk factors disclosed in “Item 1A. Risk Factors” in the Annual Report. There have been no material changes from the risk factors as previously disclosed in the Annual Report. Any of the risks and other information discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in “Item 1A. Risk Factors” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities or those of our subsidiaries.

ITEM 6. EXHIBITS
The following exhibits relate to each registrant as indicated.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit or Appendix	Filing Date

EXHIBIT 2 -- PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

Sempra Energy

2.1	Purchase and Sale Agreement, dated as of September 27, 2019, by and between Sempra International Holdings N.V. and China Yangtze Power International (Hongkong) Co., Limited.		8-K		Exhibit 2.1	9/30/2019

2.2	Letter of Undertaking, dated as of September 27, 2019, by and between Sempra Energy International Holdings N.V., China Three Gorges Corporation and China Three Gorges Construction Management Co., Ltd.		8-K		Exhibit 2.2	9/30/2019

2.3	Purchase and Sale Agreement, dated as of October 12, 2019, by and between Sempra Energy International Holdings N.V. and State Grid International Development Limited.		8-K		Exhibit 2.1	10/15/2019

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy

Compensation
10.1	Severance Pay Agreement between Sempra Energy and George W. Bilicic, dated as of June 17, 2019.	X

Exhibit Number	Exhibit Description	Filed Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company

32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: November 1, 2019	By: /s/ Peter R. Wall
Peter R. Wall Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 1, 2019	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Senior Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 1, 2019	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny Vice President, Controller, Chief Financial Officer and Chief Accounting Officer