Form 10-Q
period 2020-03-31
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2020-05-04
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number			State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY			California	33-0732627	No change
488 8th Avenue
	San Diego,	California	92101
	(619)	696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY			California	95-1184800	No change
8326 Century Park Court
	San Diego,	California	92123
	(619)	696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY			California	95-1240705	No change
555 West Fifth Street
	Los Angeles,	California	90013
	(213)	244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
SEMPRA ENERGY:
Sempra Energy Common Stock, without par value	SRE	NYSE

Sempra Energy 6% Mandatory Convertible Preferred Stock, Series A, $100 liquidation preference	SREPRA	NYSE

Sempra Energy 6.75% Mandatory Convertible Preferred Stock, Series B, $100 liquidation preference	SREPRB	NYSE

Sempra Energy 5.75% Junior Subordinated Notes Due 2079, $25 par value	SREA	NYSE

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

Sempra Energy	Yes	☒	No	☐
San Diego Gas & Electric Company	Yes	☒	No	☐
Southern California Gas Company	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Sempra Energy	Yes	☒	No	☐
San Diego Gas & Electric Company	Yes	☒	No	☐
Southern California Gas Company	Yes	☒	No	☐

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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on April 29, 2020:

Sempra Energy	292,533,413	shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

This combined report is separately filed by Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes statements herein only as to itself and its consolidated subsidiaries and makes no statement whatsoever as to any other company.
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

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

GLOSSARY

2019 GRC FD	final decision in the California Utilities’ 2019 General Rate Case
AB	California Assembly Bill
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bay Gas	Bay Gas Storage Company, Ltd.
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
CalGEM	California Geologic Energy Management Division (formerly known as Division of Oil, Gas, and Geothermal Resources or DOGGR)
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CARB	California Air Resources Board
CCM	cost of capital adjustment mechanism
CFE	Comisión Federal de Electricidad (Federal Electricity Commission of Mexico)
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
COVID-19	Coronavirus disease 2019
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG JV	ECA LNG Holdings B.V.
ECA LNG Regasification	Energía Costa Azul, S. de R.L. de C.V. regasification
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
EPC	engineering, procurement and construction
EPS	earnings per common share
ESJ	Energía Sierra Juarez, S. de R.L. de C.V.
ETR	effective income tax rate
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HMRC	United Kingdom’s Revenue and Customs Department
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IMG JV	Infraestructura Marina del Golfo
IOU	investor-owned utility
IRS	Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JV	joint venture
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LIFO	last in first out
LNG	liquefied natural gas
LPG	liquid petroleum gas
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries

GLOSSARY (CONTINUED)

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mississippi Hub	Mississippi Hub, LLC
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NOL	net operating loss
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
O&M	operation and maintenance expense
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
Otay Mesa VIE	Otay Mesa Energy Center LLC VIE
PPA	power purchase agreement
PP&E	property, plant and equipment
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
ROU	right-of-use
RSU	restricted stock unit
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexican agency in charge of agriculture, land and urban development)
Sempra Global	holding company for most of Sempra Energy’s subsidiaries not subject to California or Texas utility regulation
series A preferred stock	Sempra Energy’s 6% mandatory convertible preferred stock, series A
series B preferred stock	Sempra Energy’s 6.75% mandatory convertible preferred stock, series B
Sharyland Holdings	Sharyland Holdings, L.P.
Sharyland Utilities	Sharyland Utilities, L.L.C.
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
S&P	Standard & Poor’s
TAG JV	TAG Norte Holding, S. de R.L. de C.V.
TCJA	Tax Cuts and Jobs Act of 2017
TdM	Termoeléctrica de Mexicali
TechnipFMC	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of TechnipFMC plc
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TO4	Electric Transmission Owner Formula Rate, effective through May 31, 2019
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TTHC	Texas Transmission Holdings Corporation
TTI	Texas Transmission Investment LLC
U.S. GAAP	accounting principles generally accepted in the United States of America
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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

▪
the impact of the COVID-19 pandemic on our (i) ability to commence and complete capital and other projects and obtain regulatory approvals, (ii) supply chain and current and prospective counterparties, contractors, customers, employees and partners, (iii) liquidity, resulting from bill payment challenges experienced by our customers, decreased stability and accessibility of the capital markets and other factors, and (iv) ability to sustain operations and satisfy compliance requirements due to social distancing measures or if employee absenteeism were to increase significantly;

▪	the resolution of civil and criminal litigation, regulatory investigations and proceedings, and arbitrations;

▪	actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow at favorable interest rates;

▪	moves to reduce or eliminate reliance on natural gas and the impact of the extreme volatility and unprecedented decline of oil prices on our businesses and development projects;

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

▪
the impact at SDG&E on competitive customer rates and reliability due to the growth in distributed power generation and from departing retail load resulting from customers transferring to Direct Access, Community Choice Aggregation or other forms of distributed power generation and the risk of nonrecovery for stranded assets and contractual obligations;

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
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described herein, in our Annual Report and in other reports that we file with the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2020	2019
	(unaudited)
REVENUES
Utilities	$2,665	$2,515
Energy-related businesses	364	383
Total revenues	3,029	2,898

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(337)	(531)
Cost of electric fuel and purchased power	(229)	(256)
Energy-related businesses cost of sales	(59)	(108)
Operation and maintenance	(951)	(832)
Depreciation and amortization	(412)	(383)
Franchise fees and other taxes	(137)	(130)
Other (expense) income, net	(254)	82
Interest income	27	21
Interest expense	(280)	(260)
Income from continuing operations before income taxes and equity earnings	397	501
Income tax benefit (expense)	207	(42)
Equity earnings	263	101
Income from continuing operations, net of income tax	867	560
Income (loss) from discontinued operations, net of income tax	80	(42)
Net income	947	518
Earnings attributable to noncontrolling interests	(151)	(41)
Mandatory convertible preferred stock dividends	(36)	(36)
Earnings attributable to common shares	$760	$441

Basic EPS:
Earnings from continuing operations	$2.35	$1.79
Earnings (losses) from discontinued operations	$0.25	$(0.19)
Earnings	$2.60	$1.60
Weighted-average common shares outstanding	292,790	274,674

Diluted EPS:
Earnings from continuing operations	$2.30	$1.78
Earnings (losses) from discontinued operations	$0.23	$(0.19)
Earnings	$2.53	$1.59
Weighted-average common shares outstanding	313,925	277,228

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount	Noncontrolling interests (after-tax)	Total
	(unaudited)
	Three months ended March 31, 2020 and 2019
2020:
Net income	$610	$186	$796	$151	$947
Other comprehensive income (loss):
Foreign currency translation adjustments	(138)	—	(138)	(20)	(158)
Financial instruments	(188)	53	(135)	(12)	(147)
Pension and other postretirement benefits	24	(2)	22	—	22
Total other comprehensive loss	(302)	51	(251)	(32)	(283)
Comprehensive income	$308	$237	$545	$119	$664
2019:
Net income	$670	$(193)	$477	$41	$518
Other comprehensive income (loss):
Foreign currency translation adjustments	32	—	32	4	36
Financial instruments	(68)	22	(46)	(4)	(50)
Pension and other postretirement benefits	4	(1)	3	—	3
Total other comprehensive loss	(32)	21	(11)	—	(11)
Comprehensive income	$638	$(172)	$466	$41	$507

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2020	December 31, 2019(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,247	$108
Restricted cash	23	31
Accounts receivable – trade, net	1,222	1,261
Accounts receivable – other, net	369	455
Due from unconsolidated affiliates	64	32
Income taxes receivable	120	112
Inventories	217	277
Regulatory assets	210	222
Greenhouse gas allowances	79	72
Assets held for sale in discontinued operations	566	445
Other current assets	307	324
Total current assets	5,424	3,339

Other assets:
Restricted cash	3	3
Due from unconsolidated affiliates	592	742
Regulatory assets	1,837	1,930
Nuclear decommissioning trusts	987	1,082
Investment in Oncor Holdings	11,619	11,519
Other investments	2,215	2,103
Goodwill	1,602	1,602
Other intangible assets	211	213
Dedicated assets in support of certain benefit plans	413	488
Insurance receivable for Aliso Canyon costs	511	339
Deferred income taxes	265	155
Greenhouse gas allowances	515	470
Right-of-use assets – operating leases	592	591
Wildfire fund	385	392
Assets held for sale in discontinued operations	3,364	3,513
Other long-term assets	691	732
Total other assets	25,802	25,874

Property, plant and equipment:
Property, plant and equipment	50,185	49,329
Less accumulated depreciation and amortization	(13,118)	(12,877)
Property, plant and equipment, net	37,067	36,452
Total assets	$68,293	$65,665

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31, 2020	December 31, 2019(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$5,742	$3,505
Accounts payable – trade	1,038	1,234
Accounts payable – other	163	179
Due to unconsolidated affiliates	8	5
Dividends and interest payable	548	515
Accrued compensation and benefits	264	476
Regulatory liabilities	444	319
Current portion of long-term debt and finance leases	2,079	1,526
Reserve for Aliso Canyon costs	284	9
Greenhouse gas obligations	79	72
Liabilities held for sale in discontinued operations	538	444
Other current liabilities	990	866
Total current liabilities	12,177	9,150

Long-term debt and finance leases	20,198	20,785

Deferred credits and other liabilities:
Due to unconsolidated affiliates	263	195
Pension and other postretirement benefit plan obligations, net of plan assets	1,085	1,067
Deferred income taxes	2,466	2,577
Deferred investment tax credits	21	21
Regulatory liabilities	3,533	3,741
Asset retirement obligations	2,945	2,923
Greenhouse gas obligations	348	301
Liabilities held for sale in discontinued operations	1,006	1,052
Deferred credits and other	2,136	2,048
Total deferred credits and other liabilities	13,803	13,925

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
6% mandatory convertible preferred stock, series A (17.25 million shares issued and outstanding)	1,693	1,693
6.75% mandatory convertible preferred stock, series B (5.75 million shares issued and outstanding)	565	565
Common stock (750 million shares authorized; 292 million shares outstanding; no par value)	7,472	7,480
Retained earnings	11,577	11,130
Accumulated other comprehensive income (loss)	(1,190)	(939)
Total Sempra Energy shareholders’ equity	20,117	19,929
Preferred stock of subsidiary	20	20
Other noncontrolling interests	1,978	1,856
Total equity	22,115	21,805
Total liabilities and equity	$68,293	$65,665

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$947	$518
Less: (Income) loss from discontinued operations, net of income tax	(80)	42
Income from continuing operations, net of income tax	867	560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412	383
Deferred income taxes and investment tax credits	(243)	24
Equity earnings	(263)	(101)
Foreign currency transaction losses (gains), net	123	(7)
Share-based compensation expense	22	21
Other	124	(7)
Intercompany activities with discontinued operations, net	—	31
Net change in other working capital components	217	169
Insurance receivable for Aliso Canyon costs	(172)	(16)
Changes in other noncurrent assets and liabilities, net	163	(199)
Net cash provided by continuing operations	1,250	858
Net cash provided by discontinued operations	68	93
Net cash provided by operating activities	1,318	951

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,010)	(783)
Expenditures for investments and acquisitions	(86)	(94)
Proceeds from sale of assets	5	327
Purchases of nuclear decommissioning trust assets	(552)	(225)
Proceeds from sales of nuclear decommissioning trust assets	552	225
Advances to unconsolidated affiliates	(30)	—
Repayments of advances to unconsolidated affiliates	—	3
Intercompany activities with discontinued operations, net	(3)	—
Other	8	7
Net cash used in continuing operations	(1,116)	(540)
Net cash used in discontinued operations	(65)	(70)
Net cash used in investing activities	(1,181)	(610)
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2020	2019
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(269)	(232)
Preferred dividends paid	(36)	(36)
Issuances of common stock	11	11
Repurchases of common stock	(57)	(14)
Issuances of debt (maturities greater than 90 days)	1,619	304
Payments on debt (maturities greater than 90 days) and finance leases	(1,433)	(837)
Increase in short-term debt, net	2,127	497
Advances from unconsolidated affiliates	64	—
Purchases of noncontrolling interests	(16)	(26)
Intercompany activities with discontinued operations, net	(2)	(2)
Other	(5)	(1)
Net cash provided by (used in) continuing operations	2,003	(336)
Net cash provided by (used in) discontinued operations	111	(45)
Net cash provided by (used in) financing activities	2,114	(381)

Effect of exchange rate changes in continuing operations	(6)	—
Effect of exchange rate changes in discontinued operations	(8)	1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14)	1

Increase (decrease) in cash, cash equivalents and restricted cash, including discontinued operations	2,237	(39)
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	217	246
Cash, cash equivalents and restricted cash, including discontinued operations, March 31	$2,454	$207

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$263	$257
Income tax payments, net of refunds	68	16

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$437	$388
Increase in finance lease obligations for investment in property, plant and equipment	20	7
Equitization of long-term debt for deficit held by NCI	22	—
Preferred dividends declared but not paid	36	36
Common dividends issued in stock	14	13
Common dividends declared but not paid	306	265
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended March 31, 2020
Balance at December 31, 2019	$2,258	$7,480	$11,130	$(939)	$19,929	$1,876	$21,805
Cumulative-effect adjustment from change in accounting principle			(7)		(7)	(2)	(9)

Net income			796		796	151	947
Other comprehensive loss				(251)	(251)	(32)	(283)

Share-based compensation expense		22			22		22
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.69/share)			(10)		(10)		(10)
Common stock ($1.05/share)			(306)		(306)		(306)
Issuances of common stock		25			25		25
Repurchases of common stock		(57)			(57)		(57)
Noncontrolling interest activities:
Purchases		2			2	(18)	(16)
Acquisition						1	1
Equitization of long-term debt for deficit held by NCI						22	22
Balance at March 31, 2020	$2,258	$7,472	$11,577	$(1,190)	$20,117	$1,998	$22,115

	Three months ended March 31, 2019
Balance at December 31, 2018	$2,258	$5,540	$10,104	$(764)	$17,138	$2,110	$19,248
Cumulative-effect adjustments from change in accounting principles			57	(42)	15		15

Net income			477		477	41	518
Other comprehensive loss				(11)	(11)		(11)

Share-based compensation expense		21			21		21
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.69/share)			(10)		(10)		(10)
Common stock ($0.97/share)			(265)		(265)		(265)
Issuances of common stock		24			24		24
Repurchases of common stock		(14)			(14)		(14)
Noncontrolling interest activities:
Distributions						(4)	(4)
Purchases		(3)			(3)	(23)	(26)
Balance at March 31, 2019	$2,258	$5,568	$10,337	$(817)	$17,346	$2,124	$19,470
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2020	2019
	(unaudited)
Operating revenues
Electric	$1,050	$940
Natural gas	219	205
Total operating revenues	1,269	1,145
Operating expenses
Cost of electric fuel and purchased power	231	258
Cost of natural gas	60	79
Operation and maintenance	310	286
Depreciation and amortization	201	186
Franchise fees and other taxes	78	74
Total operating expenses	880	883
Operating income	389	262
Other income, net	31	22
Interest income	1	1
Interest expense	(101)	(103)
Income before income taxes	320	182
Income tax expense	(58)	(5)
Net income	262	177
Earnings attributable to noncontrolling interest	—	(1)
Earnings attributable to common shares	$262	$176
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder’s equity
	Pretax amount	Income tax expense	Net-of-tax amount	Noncontrolling interest (after-tax)	Total
	(unaudited)
	Three months ended March 31, 2020 and 2019
2020:
Net income/Comprehensive income	$320	$(58)	$262	$—	$262
2019:
Net income	$181	$(5)	$176	$1	$177
Other comprehensive income (loss):
Financial instruments	—	—	—	1	1
Total other comprehensive income	—	—	—	1	1
Comprehensive income	$181	$(5)	$176	$2	$178
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2020	December 31, 2019(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203	$10
Accounts receivable – trade, net	411	398
Accounts receivable – other, net	111	119
Income taxes receivable, net	61	128
Inventories	93	94
Prepaid expenses	105	120
Regulatory assets	198	209
Fixed-price contracts and other derivatives	33	43
Greenhouse gas allowances	13	13
Other current assets	27	24
Total current assets	1,255	1,158

Other assets:
Regulatory assets	457	440
Nuclear decommissioning trusts	987	1,082
Greenhouse gas allowances	189	189
Right-of-use assets – operating leases	123	130
Wildfire fund	385	392
Other long-term assets	194	202
Total other assets	2,335	2,435

Property, plant and equipment:
Property, plant and equipment	22,850	22,504
Less accumulated depreciation and amortization	(5,656)	(5,537)
Property, plant and equipment, net	17,194	16,967
Total assets	$20,784	$20,560

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31, 2020	December 31, 2019(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$80
Accounts payable	462	496
Due to unconsolidated affiliates	59	53
Interest payable	63	43
Accrued compensation and benefits	59	138
Accrued franchise fees	37	53
Regulatory liabilities	69	76
Current portion of long-term debt and finance leases	57	56
Customer deposits	74	74
Greenhouse gas obligations	13	13
Asset retirement obligations	105	95
Other current liabilities	186	133
Total current liabilities	1,184	1,310

Long-term debt and finance leases	6,687	6,306

Deferred credits and other liabilities:
Pension obligation, net of plan assets	156	153
Deferred income taxes	1,880	1,848
Deferred investment tax credits	14	14
Regulatory liabilities	2,200	2,319
Asset retirement obligations	760	771
Greenhouse gas obligations	72	62
Deferred credits and other	669	677
Total deferred credits and other liabilities	5,751	5,844

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	5,518	5,456
Accumulated other comprehensive income (loss)	(16)	(16)
Total shareholder’s equity	7,162	7,100
Total liabilities and shareholder's equity	$20,784	$20,560

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$262	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	186
Deferred income taxes and investment tax credits	(8)	(28)
Other	(10)	1
Net change in working capital components	73	96
Changes in other noncurrent assets and liabilities, net	(20)	11
Net cash provided by operating activities	498	443

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(402)	(356)
Purchases of nuclear decommissioning trust assets	(552)	(225)
Proceeds from sales of nuclear decommissioning trust assets	552	225
Net cash used in investing activities	(402)	(356)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(200)	—
Issuances of debt (maturities greater than 90 days)	400	—
Payments on debt (maturities greater than 90 days) and finance leases	(23)	(22)
Decrease in short-term debt, net	(80)	(53)
Net cash provided by (used in) financing activities	97	(75)

Increase in cash, cash equivalents and restricted cash	193	12
Cash, cash equivalents and restricted cash, January 1	10	37
Cash, cash equivalents and restricted cash, March 31	$203	$49

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$79	$86

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$128	$100
Increase in finance lease obligations for investment in property, plant and equipment	4	4
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	SDG&E shareholder's equity	Noncontrolling interest	Total equity
	(unaudited)
	Three months ended March 31, 2020
Balance at December 31, 2019	$1,660	$5,456	$(16)	$7,100	$—	$7,100

Net income		262		262	—	262

Common stock dividends declared ($1.72/share)		(200)		(200)		(200)
Balance at March 31, 2020	$1,660	$5,518	$(16)	$7,162	$—	$7,162

	Three months ended March 31, 2019
Balance at December 31, 2018	$1,338	$4,687	$(10)	$6,015	$100	$6,115
Cumulative-effect adjustment from change in accounting principle		2	(2)	—		—

Net income		176		176	1	177
Other comprehensive income			—	—	1	1

Balance at March 31, 2019	$1,338	$4,865	$(12)	$6,191	$102	$6,293
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2020	2019
	(unaudited)

Operating revenues	$1,395	$1,361
Operating expenses
Cost of natural gas	278	455
Operation and maintenance	543	410
Depreciation and amortization	159	147
Franchise fees and other taxes	51	48
Total operating expenses	1,031	1,060
Operating income	364	301
Other income, net	30	16
Interest income	1	—
Interest expense	(40)	(34)
Income before income taxes	355	283
Income tax expense	(52)	(19)
Net income/Earnings attributable to common shares	$303	$264
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2020 and 2019
2020:
Net income/Comprehensive income	$355	$(52)	$303
2019:
Net income/Comprehensive income	$283	$(19)	$264
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31, 2020	December 31, 2019(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$389	$10
Accounts receivable – trade, net	669	710
Accounts receivable – other, net	74	87
Due from unconsolidated affiliates	7	11
Income taxes receivable, net	116	161
Inventories	79	136
Regulatory assets	9	7
Greenhouse gas allowances	60	52
Other current assets	48	44
Total current assets	1,451	1,218

Other assets:
Regulatory assets	1,297	1,407
Insurance receivable for Aliso Canyon costs	511	339
Greenhouse gas allowances	291	248
Right-of-use assets – operating leases	90	94
Other long-term assets	449	447
Total other assets	2,638	2,535

Property, plant and equipment:
Property, plant and equipment	19,661	19,362
Less accumulated depreciation and amortization	(6,140)	(6,038)
Property, plant and equipment, net	13,521	13,324
Total assets	$17,610	$17,077

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31, 2020	December 31, 2019(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$630
Accounts payable – trade	331	545
Accounts payable – other	105	110
Due to unconsolidated affiliates	49	47
Accrued compensation and benefits	111	182
Regulatory liabilities	375	243
Current portion of long-term debt and finance leases	9	6
Customer deposits	73	71
Reserve for Aliso Canyon costs	284	9
Greenhouse gas obligations	60	52
Asset retirement obligations	64	65
Other current liabilities	236	222
Total current liabilities	1,697	2,182

Long-term debt and finance leases	4,442	3,788

Deferred credits and other liabilities:
Pension obligation, net of plan assets	802	785
Deferred income taxes	1,477	1,403
Deferred investment tax credits	6	7
Regulatory liabilities	1,333	1,422
Asset retirement obligations	2,144	2,112
Greenhouse gas obligations	242	208
Deferred credits and other	416	422
Total deferred credits and other liabilities	6,420	6,359

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	866	866
Retained earnings	4,186	3,883
Accumulated other comprehensive income (loss)	(23)	(23)
Total shareholders’ equity	5,051	4,748
Total liabilities and shareholders’ equity	$17,610	$17,077

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$303	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	147
Deferred income taxes and investment tax credits	4	(65)
Other	6	5
Net change in working capital components	343	287
Insurance receivable for Aliso Canyon costs	(172)	(16)
Changes in other noncurrent assets and liabilities, net	114	(246)
Net cash provided by operating activities	757	376

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(388)	(324)
Net cash used in investing activities	(388)	(324)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuances of debt (maturities greater than 90 days)	649	—
Decrease in short-term debt, net	(630)	(66)
Other	(9)	(1)
Net cash provided by (used in) financing activities	10	(67)

Increase (decrease) in cash and cash equivalents	379	(15)
Cash and cash equivalents, January 1	10	18
Cash and cash equivalents, March 31	$389	$3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$37	$26

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$126	$163
Increase in finance lease obligations for investment in property, plant and equipment	16	3
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended March 31, 2020
Balance at December 31, 2019	$22	$866	$3,883	$(23)	$4,748

Net income			303		303

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2020	$22	$866	$4,186	$(23)	$5,051

	Three months ended March 31, 2019
Balance at December 31, 2018	$22	$866	$3,390	$(20)	$4,258
Cumulative-effect adjustment from change in accounting principle			2	(4)	(2)

Net income			264		264

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2019	$22	$866	$3,656	$(24)	$4,520
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
SDG&E
SDG&E’s Condensed Consolidated Financial Statements include its accounts and the accounts of a VIE of which SDG&E was the primary beneficiary until August 23, 2019, at which time SDG&E deconsolidated the VIE. SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.
SoCalGas
SoCalGas’ common stock is wholly owned by Pacific Enterprises, which is a wholly owned subsidiary of Sempra Energy.
In this report, we refer to SDG&E and SoCalGas collectively as the California Utilities.
BASIS OF PRESENTATION
This is a combined report of Sempra Energy, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. References in this report to “we,” “us,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, unless otherwise indicated by the context. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each reporting entity.
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:

▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;

▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE (until deconsolidation of Otay Mesa VIE in August 2019); and

▪	the Condensed Financial Statements and related Notes of SoCalGas.
We have prepared the Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after March 31, 2020 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.
All December 31, 2019 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2019 Consolidated Financial Statements in the Annual Report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of U.S. GAAP and the SEC.
We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report and the impact of the adoption of new accounting standards on those policies in Note 2 below. We follow the same accounting policies for interim period reporting purposes.

You should read the information in this report in conjunction with the Annual Report.
Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses based on our strategic focus on North America. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with these businesses, met the held-for-sale criteria. These businesses are presented as discontinued operations, which we discuss further in Note 5, as the planned sales represent a strategic shift that will have a major effect on our operations and financial results. Our discussions in the Notes below relate only to our continuing operations unless otherwise noted.
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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	March 31,	December 31,
	2020	2019
Sempra Energy Consolidated:
Cash and cash equivalents	$2,247	$108
Restricted cash, current	23	31
Restricted cash, noncurrent	3	3
Cash, cash equivalents and restricted cash in discontinued operations	181	75
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$2,454	$217

CREDIT LOSSES
We are exposed to credit losses from financial assets measured at amortized cost, including trade and other accounts receivable and amounts due from unconsolidated affiliates. We are also exposed to credit losses from off-balance sheet arrangements through our guarantees of Cameron LNG JV’s debt.
We regularly monitor and evaluate credit losses and record allowances for expected credit losses, if necessary, for trade and other accounts receivable using a combination of factors, including past-due status based on contractual terms, trends in write-offs, the age of the receivable, historical and industry trends, counterparty creditworthiness, economic conditions and specific events, such as bankruptcies. We write off financial assets measured at amortized cost in the period in which we deem they are not recoverable. We record recoveries of amounts previously written off when it is known that they will be recovered.
In connection with the COVID-19 pandemic, the California Utilities have implemented certain measures to assist customers, including suspending service disconnections due to nonpayment, waiving late payment fees for business customers, and offering flexible payment plans for customers experiencing difficulty paying their electric or gas bills. On April 16, 2020, the CPUC approved a resolution authorizing each of the California Utilities to establish a CPPMA to track and request recovery, which is not assured, of incremental costs associated with complying with residential and small business customer relief measures implemented by the CPUC related to the COVID-19 pandemic. As of March 31, 2020, the California Utilities have evaluated the impact of the COVID-19 pandemic, including the measures described above, on their respective allowances for credit losses for customer receivables, with nominal impacts. The unique nature of the COVID-19 pandemic and the relatively short amount of time in which the California Utilities had been impacted as of March 31, 2020 result in limited support for modifying our evaluation of historical experience or forecasting future economic impacts that may or may not be experienced when calculating the allowances. Our businesses will continue to monitor economic impacts and customer payment patterns when evaluating their allowances for credit losses in future reporting periods, which may increase materially due to the effects of the COVID-19 pandemic or other factors.
We provide below allowances and changes in allowances for credit losses for trade and other accounts receivable, excluding allowances related to amounts due from unconsolidated affiliates and off-balance sheet arrangements, which we discuss separately below the table.

TRADE AND OTHER ACCOUNTS RECEIVABLE – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	Sempra Energy Consolidated(1)	SDG&E(2)	SoCalGas(3)
Allowances for credit losses at December 31, 2019	$29	$14	$15
Incremental allowance upon adoption of ASU 2016-13	1	—	—
Provisions for expected credit losses	6	3	3
Write-offs	(4)	(3)	(1)
Recoveries	1	1	—
Allowances for credit losses at March 31, 2020	$33	$15	$17

(1)	Balance at March 31, 2020 includes $9 million and $24 million in Accounts Receivable – Trade, Net and Accounts Receivable – Other, Net, respectively.

(2)	Balance at March 31, 2020 includes $4 million and $11 million in Accounts Receivable – Trade, Net and Accounts Receivable – Other, Net, respectively.

(3)	Balance at March 31, 2020 includes $4 million and $13 million in Accounts Receivable – Trade, Net and Accounts Receivable – Other, Net, respectively.

For amounts due from unconsolidated affiliates and off-balance sheet arrangements, on a quarterly basis, we evaluate credit losses and record allowances for expected credit losses, if necessary, based on credit quality indicators such as external credit ratings, published default rate studies, the maturity date of the instrument and past delinquencies. However, we do not record allowances for expected credit losses related to accrued interest receivable on loans due from unconsolidated affiliates because we write off such amounts, if any, through a reversal of interest income in the period we determine such amounts are uncollectible. In the absence of external credit ratings, we may utilize an internally developed credit rating based on our analysis of a counterparty’s financial statements to determine our expected credit losses.
As we discuss below in “Transactions with Affiliates,” we have loans due from unconsolidated affiliates with varying tenors, interest rates and currencies. We provide below the changes in allowances for credit losses for loans and other amounts due from unconsolidated affiliates.

AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
Sempra Energy Consolidated(1)
Allowances for credit losses at December 31, 2019	$—
Allowance established upon adoption of ASU 2016-13	6
Provisions for expected credit losses	1
Allowances for credit losses at March 31, 2020	$7

(1)	Balance at March 31, 2020 includes negligible amounts and $7 million in Due from Unconsolidated Affiliates – Current and Due from Unconsolidated Affiliates – Noncurrent, respectively.

As we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra LNG has provided guarantees for a maximum aggregate amount of $4.0 billion associated with Cameron LNG JV’s debt obligations. We established a liability for credit losses of $6 million for this off-balance sheet arrangement upon adoption of ASU 2016-13 on January 1, 2020 and we subsequently reduced this liability by $1 million in the three months ended March 31, 2020 through a reduction to credit loss expense, which is included in O&M on the Sempra Energy Condensed Consolidated Statement of Operations. At March 31, 2020, expected credit losses of $4 million are included in Other Current Liabilities and $1 million are included in Deferred Credits and Other on the Sempra Energy Condensed Consolidated Balance Sheet.
CONCENTRATION OF CREDIT RISK
Credit risk is the risk of loss that would be incurred as a result of nonperformance by our counterparties on their contractual obligations. We have policies governing the management of credit risk that are administered by the respective credit departments at each of our segments and overseen by their separate risk management committees.
This oversight includes calculating current and potential credit risk on a regular basis and monitoring actual balances in comparison to approved limits. We establish credit limits based on risk and return considerations under terms customarily available in the industry. We avoid concentration of counterparties whenever possible, and we believe our credit policies significantly reduce overall credit risk. These policies include an evaluation of:

▪	prospective counterparties’ financial condition (including credit ratings)

▪	collateral requirements

▪	the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty

▪	downgrade triggers
We believe that we have provided adequate reserves for counterparty nonperformance.
In the three months ended March 31, 2020, four customers each represented 10% or more of Sempra Mexico’s revenues (including intercompany transactions with affiliates consolidated by Sempra Energy). Additionally, for the same period, certain of our unconsolidated equity method investees (Oncor Holdings, Cameron LNG JV and IMG JV) had customers that each represented 10% or more of their respective revenues.
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
INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	March	December	March	December	March	December	March	December
	31, 2020	31, 2019	31, 2020	31, 2019	31, 2020	31, 2019	31, 2020	31, 2019
Sempra Energy Consolidated	$55	$110	$5	$9	$157	$158	$217	$277
SDG&E	1	1	—	—	92	93	93	94
SoCalGas	32	90	—	—	47	46	79	136

WILDFIRE FUND
On July 12, 2019, the Wildfire Legislation was signed into law to address certain issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. We discuss the Wildfire Legislation further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
In a complaint filed in U.S. District Court for the Northern District of California in July 2019, plaintiffs seek to invalidate AB 1054, which established the Wildfire Fund, based on allegations that the legislation violates federal law. The California Attorney General has moved to dismiss the complaint.
Wildfire Fund Asset
In the third quarter of 2019, SDG&E recorded a Wildfire Fund asset for its commitment to make shareholder contributions totaling $451.5 million, measured at present value as of July 25, 2019 (the date by which both Edison and SDG&E opted to contribute to the Wildfire Fund). SDG&E is amortizing the Wildfire Fund asset to O&M on a straight-line basis over the estimated period of benefit, as adjusted for utilization by the IOUs. The estimated period of benefit of the Wildfire Fund asset is 15 years as of March 31, 2020.
We will periodically reevaluate the estimated period of benefit of the Wildfire Fund asset based on actual experience and changes in assumptions. SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from the IOUs. The reduction to the Wildfire Fund asset may be proportionate to the Wildfire Fund’s consumption (i.e., recoveries for outstanding wildfire claims that are recoverable from the Wildfire Fund, net of anticipated or actual reimbursement to the Wildfire Fund by the responsible IOU, would decrease the Wildfire Fund asset and remaining available coverage). In the three months ended March 31, 2020, there were no such known claims from the IOUs requiring a reduction of the Wildfire Fund asset.
At March 31, 2020 and December 31, 2019, the current portion of the Wildfire Fund asset of $29 million is included in Other Current Assets on Sempra Energy’s Condensed Consolidated Balance Sheets and in Prepaid Expenses on SDG&E’s Condensed Consolidated Balance Sheets, and the noncurrent portion of $385 million and $392 million, respectively, is included in Wildfire Fund on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. In the three months ended March 31, 2020, SDG&E recognized $7 million of amortization of the Wildfire Fund asset.
Wildfire Fund Obligation
In the third quarter of 2019, SDG&E recorded a Wildfire Fund obligation for its commitment to make shareholder contributions totaling $451.5 million, measured at present value as of July 25, 2019 (the date by which both Edison and SDG&E opted to contribute to the Wildfire Fund). SDG&E accretes the present value of the Wildfire Fund obligation to O&M until the liability is settled. At both March 31, 2020 and December 31, 2019, the Wildfire Fund obligation of $12.9 million is included in Other Current Liabilities and $86 million is included in Deferred Credits and Other on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. In the three months ended March 31, 2020, SDG&E recognized negligible accretion of the Wildfire Fund obligation.
CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized interest and AFUDC.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Sempra Energy Consolidated	$48	$47
SDG&E	27	17
SoCalGas	11	11

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
SDG&E determined that none of its contracts resulted in SDG&E being the primary beneficiary of a VIE at March 31, 2020. In addition to tolling agreements, other variable interests involve various elements of fuel and power costs, and other components of cash flows expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects could be significant to the financial position and liquidity of SDG&E and Sempra Energy.
Sempra Texas Utilities
Our 100% interest in Oncor Holdings is a VIE that owns an 80.25% interest in Oncor. Sempra Energy is not the primary beneficiary of the VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $11,619 million at March 31, 2020 and $11,519 million at December 31, 2019.
Sempra Mexico
Sempra Mexico’s businesses also enter into arrangements that could include variable interests. We evaluate these arrangements and applicable entities based on the qualitative and quantitative analyses described above. Certain of these entities are service or project companies that are VIEs because the total equity at risk is not sufficient for the entities to finance their activities without additional subordinated financial support. As the primary beneficiary of these companies, we consolidate them. The assets of these VIEs totaled approximately $131 million at March 31, 2020 and $126 million at December 31, 2019 and consisted primarily of PP&E and other long-term assets. Our maximum exposure to loss is equal to the carrying value of these assets.

Sempra LNG
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, and therefore we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $1,184 million at March 31, 2020 and $1,256 million at December 31, 2019. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and guarantees that we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
PENSION AND OTHER POSTRETIREMENT BENEFITS
Settlement Accounting for Lump Sum Payments
In the three months ended March 31, 2020, Sempra Energy recorded settlement charges of $5 million in net periodic benefit cost for lump sum payments from its nonqualified pension plan that were in excess of the plan’s service cost plus interest cost.
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2020	2019	2020	2019
Service cost	$33	$27	$5	$4
Interest cost	32	35	8	9
Expected return on assets	(42)	(36)	(13)	(18)
Amortization of:
Prior service cost (credit)	3	3	(1)	—
Actuarial loss (gain)	9	14	(3)	(2)
Settlement charges	5	—	—	—
Net periodic benefit cost (credit)	40	43	(4)	(7)
Regulatory adjustments	(28)	(36)	4	7
Total expense recognized	$12	$7	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2020	2019	2020	2019
Service cost	$8	$8	$1	$1
Interest cost	7	9	2	2
Expected return on assets	(13)	(11)	(3)	(3)
Amortization of:
Prior service cost	1	1	—	1
Actuarial loss (gain)	1	4	(1)	(1)
Net periodic benefit cost (credit)	4	11	(1)	—
Regulatory adjustments	(3)	(11)	1	—
Total expense recognized	$1	$—	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2020	2019	2020	2019
Service cost	$22	$16	$3	$3
Interest cost	22	23	6	7
Expected return on assets	(27)	(24)	(10)	(14)
Amortization of:
Prior service cost (credit)	2	2	—	(1)
Actuarial loss (gain)	6	9	(2)	(2)
Net periodic benefit cost (credit)	25	26	(3)	(7)
Regulatory adjustments	(25)	(25)	3	7
Total expense recognized	$—	$1	$—	$—

Benefit Plan Contributions
The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2020.

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Contributions through March 31, 2020:
Pension plans	$20	$—	$1
Other postretirement benefit plans	1	—	—
Total expected contributions in 2020:
Pension plans	$268	$53	$154
Other postretirement benefit plans	7	—	1

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $413 million and $488 million at March 31, 2020 and December 31, 2019, respectively.

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

EARNINGS (LOSSES) PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2020	2019
Numerator for continuing operations:
Income from continuing operations, net of income tax	$867	$560
Earnings attributable to noncontrolling interests	(143)	(32)
Mandatory convertible preferred stock dividends	(36)	(36)
Earnings from continuing operations attributable to common shares for basic EPS	688	492
Add back dividends for dilutive mandatory convertible preferred stock(1)	36	—
Earnings from continuing operations attributable to common shares for diluted EPS	$724	$492

Numerator for discontinued operations:
Income (loss) from discontinued operations, net of income tax	$80	$(42)
Earnings attributable to noncontrolling interests	(8)	(9)
Earnings (losses) from discontinued operations attributable to common shares	$72	$(51)

Numerator for earnings:
Earnings attributable to common shares for basic EPS	$760	$441
Add back dividends for dilutive mandatory convertible preferred stock(1)	36	—
Earnings attributable to common shares for diluted EPS	$796	$441

Denominator:
Weighted-average common shares outstanding for basic EPS(2)	292,790	274,674
Dilutive effect of stock options and RSUs(3)	1,304	969
Dilutive effect of common shares sold forward	—	1,585
Dilutive effect of mandatory convertible preferred stock	19,831	—
Weighted-average common shares outstanding for diluted EPS	313,925	277,228

Basic EPS:
Earnings from continuing operations	$2.35	$1.79
Earnings (losses) from discontinued operations	$0.25	$(0.19)
Earnings	$2.60	$1.60

Diluted EPS:
Earnings from continuing operations	$2.30	$1.78
Earnings (losses) from discontinued operations	$0.23	$(0.19)
Earnings	$2.53	$1.59

(1)
In the three months ended March 31, 2020, due to the dilutive effect of mandatory convertible preferred stock, the numerator used to calculate diluted EPS includes an add-back of mandatory convertible preferred stock dividends declared in that quarter.

(2)
Includes 542 and 613 average fully vested RSUs held in our Deferred Compensation Plan for the three months ended March 31, 2020 and 2019, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

(3)
Due to market fluctuations of both Sempra Energy common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended March 31, 2020 and 2019 excludes 254,257 and 316,385 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from the forward sale of our common stock pursuant to forward sale agreements that we entered into in 2018 and fully settled by the end of 2019 is reflected in our diluted EPS calculation using the treasury stock method until settlement. After settlement, those shares are included in weighted-average common shares outstanding for basic EPS.
The potentially dilutive impact from mandatory convertible preferred stock is calculated under the if-converted method. The computation of diluted EPS for the three months ended March 31, 2020 and 2019 excludes zero and 18,601,085 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
In January 2020, pursuant to our Sempra Energy share-based compensation plans, the Compensation Committee of Sempra Energy’s Board of Directors granted 154,860 nonqualified stock options that vest over a three-year period, 258,470 performance-based RSUs and 100,972 service-based RSUs.
We discuss share-based compensation plans and related awards and the terms and conditions of Sempra Energy’s equity securities further in Notes 10, 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.
COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended March 31, 2020 and 2019
Sempra Energy Consolidated(2):
Balance as of December 31, 2019	$(607)	$(215)	$(117)	$(939)
OCI before reclassifications	(138)	(154)	16	(276)
Amounts reclassified from AOCI	—	19	6	25
Net OCI	(138)	(135)	22	(251)
Balance as of March 31, 2020	$(745)	$(350)	$(95)	$(1,190)

Balance as of December 31, 2018	$(564)	$(82)	$(118)	$(764)
Cumulative-effect adjustment from change in accounting principle	—	(25)	(17)	(42)
OCI before reclassifications	32	(45)	1	(12)
Amounts reclassified from AOCI	—	(1)	2	1
Net OCI	32	(46)	3	(11)
Balance as of March 31, 2019	$(532)	$(153)	$(132)	$(817)
SDG&E:
Balance as of December 31, 2019 and March 31, 2020			$(16)	$(16)

Balance as of December 31, 2018			$(10)	$(10)
Cumulative-effect adjustment from change in accounting principle			(2)	(2)
Balance as of March 31, 2019			$(12)	$(12)
SoCalGas:
Balance as of December 31, 2019 and March 31, 2020		$(13)	$(10)	$(23)

Balance as of December 31, 2018		$(12)	$(8)	$(20)
Cumulative-effect adjustment from change in accounting principle		(2)	(2)	(4)
Balance as of March 31, 2019		$(14)	$(10)	$(24)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

(2)	Includes discontinued operations.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended March 31,
	2020	2019
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments(1)	$2	$1	Interest Expense
	41	(3)	Other (Expense) Income, Net
Interest rate and foreign exchange instruments	—	1	Equity Earnings
Foreign exchange instruments	(2)	1	Revenues: Energy-Related Businesses
	(2)	—	Other (Expense) Income, Net
Total before income tax	39	—
	(12)	—	Income Tax Benefit (Expense)
Net of income tax	27	—
	(8)	(1)	Earnings Attributable to Noncontrolling Interests
	$19	$(1)
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$2	$2	Other (Expense) Income, Net
Amortization of prior service cost	1	1	Other (Expense) Income, Net
Settlement charges	5	—	Other (Expense) Income, Net
Total before income tax	8	3
	(2)	(1)	Income Tax Benefit (Expense)
Net of income tax	$6	$2

Total reclassifications for the period, net of tax	$25	$1
SDG&E:
Financial instruments:
Interest rate instruments(1)	$—	$1	Interest Expense
	—	(1)	Earnings Attributable to Noncontrolling Interest
Total reclassifications for the period, net of tax	$—	$—

(1)	Amounts in 2019 include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

For the three months ended March 31, 2020 and 2019, reclassifications out of AOCI to net income were negligible for SoCalGas.
SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Ownership interests that are held by owners other than Sempra Energy in subsidiaries or entities consolidated by us are accounted for and reported as NCI.
SoCalGas Preferred Stock
The preferred stock at SoCalGas is presented at Sempra Energy as a noncontrolling interest. Sempra Energy records charges against income related to NCI for preferred stock dividends declared by SoCalGas. We provide additional information regarding preferred stock in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Noncontrolling Interests
Sempra Mexico
In the first quarter of 2020, IEnova purchased additional shares in ICM Ventures Holdings B.V. for $9 million, increasing its ownership from 53.7% to 82.5%. ICM Ventures Holdings B.V. owns certain permits and land where IEnova is building terminals for the receipt, storage and delivery of liquid fuels.
In the first quarter of 2019, IEnova repurchased 1,600,000 shares of its outstanding common stock held by NCI for approximately $6 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5% to 66.6%.
Sempra LNG
On March 30, 2020, Sempra LNG purchased for $7 million the 24.6% minority interest in Liberty Gas Storage LLC, which owns 100% of LA Storage, LLC, increasing Sempra LNG’s ownership in Liberty Gas Storage LLC to 100%. Prior to the purchase, the minority partner converted $22 million in notes payable due from Sempra LNG to equity. As a result of the purchase, we recorded an increase in Sempra Energy’s shareholders’ equity of $2 million for the difference between the carrying value and fair value related to the change in ownership.
In February 2019, Sempra LNG purchased for $20 million the 9.1% minority interest in Bay Gas immediately prior to the sale of 100% of Bay Gas.
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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity (deficit) held by noncontrolling interests
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Sempra Mexico:
IEnova	33.4%	33.4%	$1,726	$1,608
IEnova subsidiaries(1)	10.0 – 17.5	10.0 – 46.3	6	15
Sempra LNG:
Liberty Gas Storage LLC	—	24.6	—	(13)
ECA LNG JV	16.7	16.7	14	12
Parent and other:
PXiSE Energy Solutions, LLC	20.0	20.0	1	1
Discontinued Operations:
Chilquinta Energía subsidiaries(1)	19.7 – 43.4	19.7 – 43.4	21	23
Luz del Sur	16.4	16.4	205	205
Tecsur	9.8	9.8	5	5
Total Sempra Energy			$1,978	$1,856

(1)	IEnova and Chilquinta Energía have subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	March 31, 2020	December 31, 2019
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current, net of negligible allowance for credit losses at March 31, 2020(1)(2)	$64	$32

Sempra Texas Utilities – TTHC, net of allowance for credit losses of $1 at March 31, 2020(2)(3)	$6	$—
Sempra Mexico – IMG JV – Note due March 15, 2022, net of allowance for credit losses of $6 at March 31, 2020(2)(4)	586	742
Total due from unconsolidated affiliates – noncurrent	$592	$742

Total due to various unconsolidated affiliates – current	$(8)	$(5)

Sempra Mexico(2):
TAG Pipelines Norte, S. de. R.L. de C.V.:
Note due December 20, 2021(5)	$(40)	$(39)
5.5% Note due January 9, 2024(6)	(65)	—
TAG JV – 5.74% Note due December 17, 2029(6)	(158)	(156)
Total due to unconsolidated affiliates – noncurrent	$(263)	$(195)
SDG&E:
Sempra Energy	$(45)	$(37)
SoCalGas	(6)	(10)
Various affiliates	(8)	(6)
Total due to unconsolidated affiliates – current	$(59)	$(53)

Income taxes due from Sempra Energy(7)	$64	$130
SoCalGas:
SDG&E	$6	$10
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$7	$11

Sempra Energy	$(49)	$(45)
Various affiliates	—	(2)
Total due to unconsolidated affiliates – current	$(49)	$(47)

Income taxes due from Sempra Energy(7)	$104	$152

(1)
Amount at March 31, 2020 includes $23 million of outstanding principal and a negligible amount of accrued interest receivable from a U.S. dollar-denominated loan from IEnova to ESJ at a variable interest rate based on 1-month LIBOR plus 196 bps (3.54% at March 31, 2020) with a maturity date of June 30, 2020. Pursuant to the agreement, if ESJ is unable to meet certain conditions for an expansion project by May 13, 2020, IEnova and ESJ have the option to convert the loan to a 10-year note.

(2)	Amounts include principal balances plus accumulated interest outstanding.

(3)	U.S. dollar-denominated loans at fixed interest rates of 6.25% and 6.45% with maturity dates of November 5, 2028 and November 5, 2030, respectively.

(4)
Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $604 million U.S. dollar-equivalent, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (8.79% at March 31, 2020), to finance construction of the natural gas marine pipeline. At March 31, 2020, $2 million of accrued interest receivable is included in Due From Unconsolidated Affiliates – Current.

(5)	U.S. dollar-denominated loan at a variable interest rate based on 6-month LIBOR plus 290 bps (4.08% at March 31, 2020).

(6)	U.S. dollar-denominated loan at a fixed interest rate.

(7)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes revenues and cost of sales from unconsolidated affiliates.

REVENUES AND COST OF SALES FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Revenues:
Sempra Energy Consolidated	$12	$14
SDG&E	1	1
SoCalGas	18	17
Cost of Sales:
Sempra Energy Consolidated	$11	$14
SDG&E	17	20
SoCalGas	—	4

Guarantees
Sempra Energy has provided guarantees related to the financing of the Cameron LNG JV project, as we discuss in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
OTHER (EXPENSE) INCOME, NET
Other (Expense) Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER (EXPENSE) INCOME, NET
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$31	$21
Investment (losses) gains(1)	(37)	26
(Losses) gains on interest rate and foreign exchange instruments, net	(153)	13
Foreign currency transaction (losses) gains, net(2)	(123)	7
Non-service component of net periodic benefit credit	26	24
Penalties related to billing practices OII	—	(8)
Interest on regulatory balancing accounts, net	2	(1)
Total	$(254)	$82
SDG&E:
Allowance for equity funds used during construction	$21	$12
Non-service component of net periodic benefit credit	8	9
Interest on regulatory balancing accounts, net	2	—
Sundry, net	—	1
Total	$31	$22
SoCalGas:
Allowance for equity funds used during construction	$8	$8
Non-service component of net periodic benefit credit	25	18
Penalties related to billing practices OII	—	(8)
Interest on regulatory balancing accounts, net	—	(1)
Sundry, net	(3)	(1)
Total	$30	$16

(1)
Represents investment (losses) gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

(2)
Includes losses of $149 million and gains of $10 million in the three months ended March 31, 2020 and 2019, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG JV, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Sempra Energy Consolidated:
Income tax (benefit) expense from continuing operations	$(207)	$42

Income from continuing operations before income taxes and equity earnings	$397	$501
Equity (losses) earnings, before income tax(1)	(43)	5
Pretax income	$354	$506

Effective income tax rate	(58)%	8%
SDG&E:
Income tax expense	$58	$5
Income before income taxes	$320	$182
Effective income tax rate	18%	3%
SoCalGas:
Income tax expense	$52	$19
Income before income taxes	$355	$283
Effective income tax rate	15%	7%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses, as we discuss in Note 5. Prior to this decision, our repatriation estimate excluded post-2017 earnings and other basis differences related to our South American businesses. Because of our decision to sell our South American businesses, we no longer assert indefinite reinvestment of these basis differences. Accordingly, we recorded the following income tax impacts from changes in outside basis differences in our discontinued operations in South America:

▪	$103 million income tax expense in 2019 related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses; and

▪
$7 million income tax benefit in 2020 compared to $13 million income tax expense in 2019 related to changes in outside basis differences from earnings and foreign currency effects since January 25, 2019.

As of March 31, 2020, we have not changed our indefinite reinvestment assertion or repatriation plan.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our financial condition, results of operations, cash flows or disclosures.
ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”: ASU 2016-13, as amended by subsequently issued ASUs, changes how entities measure credit losses for most financial assets and certain other instruments. The standard introduces an “expected credit loss” impairment model that requires immediate recognition of estimated credit losses expected to occur over the remaining life of most financial assets measured at amortized cost, including trade and other receivables, loan receivables and commitments and financial guarantees. ASU 2016-13 also requires use of an allowance to record estimated credit losses on available-for-sale debt securities and expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the credit losses. We adopted the standard on January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings. The adoption primarily impacted the expected credit losses associated with accounts receivable balances, amounts due from unconsolidated affiliates and off-balance sheet financial guarantees. There was an insignificant impact to SDG&E’s or SoCalGas’ balance sheets from adoption. The following table shows the initial (decreases) increases on Sempra Energy’s balance sheet at January 1, 2020 from adoption of ASU 2016-13.

IMPACT FROM ADOPTION OF ASU 2016-13
(Dollars in millions)
Sempra Energy Consolidated
Accounts receivable – trade, net	$(1)
Due from unconsolidated affiliates – noncurrent	(6)
Deferred income tax assets	4
Other current liabilities	4
Deferred credits and other	2
Retained earnings	(7)
Other noncontrolling interests	(2)

ASU 2017-04, “Simplifying the Test for Goodwill Impairment”: ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. An entity will be required to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. We adopted ASU 2017-04 on January 1, 2020 and will apply the standard on a prospective basis to our goodwill impairment tests.
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
For public entities, ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods therein, with early adoption permitted. The transition method related to the amendments made by ASU 2019-12 varies based on the nature of the change. We will adopt the standard on January 1, 2021 and do not expect it will have a material impact on our financial statements.
ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”: ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications that replace LIBOR or another reference rate affected by reference rate reform and to hedging relationships that reference LIBOR or another reference rate that is affected or expected to be affected by reference rate reform. ASU 2020-04 is effective March 12, 2020 and can be applied through December 31, 2022, with certain exceptions for hedging relationships that continue to exist after this date, and may be applied from January 1, 2020. For contract modifications, the standard allows entities to account for modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract). The standard also allows entities to amend their formal designation and documentation of hedging relationships affected or expected to be affected by reference rate reform, without having to de-designate the hedging relationship. Entities may elect the optional expedients and exceptions on an individual hedging relationship basis and independently from one another. We elected the optional expedients for contract modifications and the hedging expedient to disregard the potential discontinuation of a reference rate when assessing whether a hedged forecasted interest payment is probable. We are applying these expedients prospectively from January 1, 2020. We are still evaluating the remaining optional expedients and exceptions for hedging relationships.

NOTE 3. REVENUES
We discuss revenue recognition for revenues from contracts with customers and from sources other than contracts with customers in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.
In connection with the COVID-19 pandemic, the California Utilities and the CPUC have implemented certain measures to assist customers, including suspending service disconnections due to nonpayment, waiving late payment fees for business customers, and offering flexible payment plans for customers experiencing difficulty paying their electric or gas bills. Additional measures could be mandated or voluntarily implemented in the future. Under the regulatory compact applicable to the California Utilities, including decoupling of rates, recovery of uncollectible expenses, and other recovery mechanisms potentially available (including the CPPMA, which we discuss in Note 4), the California Utilities have continued to recognize revenues under ASC 606, “Revenue from Contracts with Customers,” in the three months ended March 31, 2020.
The following table disaggregates our revenues from contracts with customers by major service line and market and provides a reconciliation to total revenues by segment. The majority of our revenue is recognized over time.

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra Renewables	Sempra LNG	Consolidating adjustments and Parent and other	Sempra Energy Consolidated
	Three months ended March 31, 2020
By major service line:
Utilities	$1,259	$1,544	$20	$—	$—	$(19)	$2,804
Energy-related businesses	—	—	198	—	12	(7)	203
Revenues from contracts with customers	$1,259	$1,544	$218	$—	$12	$(26)	$3,007

By market:
Gas	$254	$1,544	$147	$—	$11	$(23)	$1,933
Electric	1,005	—	71	—	1	(3)	1,074
Revenues from contracts with customers	$1,259	$1,544	$218	$—	$12	$(26)	$3,007

Revenues from contracts with customers	$1,259	$1,544	$218	$—	$12	$(26)	$3,007
Utilities regulatory revenues	10	(149)	—	—	—	—	(139)
Other revenues	—	—	91	—	111	(41)	161
Total revenues	$1,269	$1,395	$309	$—	$123	$(67)	$3,029

	Three months ended March 31, 2019
By major service line:
Utilities	$1,236	$1,528	$27	$—	$—	$(18)	$2,773
Energy-related businesses	—	—	257	4	68	(59)	270
Revenues from contracts with customers	$1,236	$1,528	$284	$4	$68	$(77)	$3,043

By market:
Gas	$239	$1,528	$198	$—	$67	$(76)	$1,956
Electric	997	—	86	4	1	(1)	1,087
Revenues from contracts with customers	$1,236	$1,528	$284	$4	$68	$(77)	$3,043

Revenues from contracts with customers	$1,236	$1,528	$284	$4	$68	$(77)	$3,043
Utilities regulatory revenues	(91)	(167)	—	—	—	—	(258)
Other revenues	—	—	99	3	73	(62)	113
Total revenues	$1,145	$1,361	$383	$7	$141	$(139)	$2,898

Remaining Performance Obligations
For contracts greater than one year, at March 31, 2020, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such remaining performance obligations at March 31, 2020.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
2020 (excluding first three months of 2020)	$306	$3
2021	402	4
2022	403	4
2023	400	4
2024	348	4
Thereafter	4,640	71
Total revenues to be recognized	$6,499	$90

(1)	Excludes intercompany transactions.

Contract Balances from Revenues from Contracts with Customers
Activities within Sempra Energy’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SDG&E in the three months ended March 31, 2019 or SoCalGas in the three months ended March 31, 2020 and 2019.

CONTRACT LIABILITIES
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
Balance at January 1, 2020	$(163)	$(91)
Revenue from performance obligations satisfied during reporting period	1	1
Balance at March 31, 2020(1)	$(162)	$(90)
Balance at January 1, 2019	$(70)
Revenue from performance obligations satisfied during reporting period	1
Payments received in advance	(2)
Balance at March 31, 2019	$(71)

(1)
Includes $4 million and $4 million in Other Current Liabilities and $158 million and $86 million in Deferred Credits and Other on the Sempra Energy and SDG&E Condensed Consolidated Balance Sheets, respectively.

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on our Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	March 31, 2020	December 31, 2019
Sempra Energy Consolidated:
Accounts receivable – trade, net	$1,142	$1,163
Accounts receivable – other, net	8	16
Due from unconsolidated affiliates – current(1)	4	5
Total	$1,154	$1,184
SDG&E:
Accounts receivable – trade, net	$411	$398
Accounts receivable – other, net	7	5
Due from unconsolidated affiliates – current(1)	3	2
Total	$421	$405
SoCalGas:
Accounts receivable – trade, net	$669	$710
Accounts receivable – other, net	1	11
Total	$670	$721

(1)	Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

NOTE 4. REGULATORY MATTERS
We discuss regulatory matters in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and information about new regulatory matters below.
REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	March 31, 2020	December 31, 2019

SDG&E:
Fixed-price contracts and other derivatives	$23	$8
Deferred income taxes refundable in rates	(68)	(108)
Pension and other postretirement benefit plan obligations	105	103
Removal obligations	(1,999)	(2,056)
Environmental costs	45	45
Sunrise Powerlink fire mitigation	122	121
Regulatory balancing accounts(1)(2)
Commodity – electric	116	102
Gas transportation	9	22
Safety and reliability	75	77
Public purpose programs	(138)	(124)
2019 GRC retroactive impacts	98	111
Other balancing accounts	124	106
Other regulatory liabilities, net(2)	(126)	(153)
Total SDG&E	(1,614)	(1,746)
SoCalGas:
Deferred income taxes refundable in rates	(133)	(203)
Pension and other postretirement benefit plan obligations	416	400
Employee benefit costs	44	44
Removal obligations	(719)	(728)
Environmental costs	38	40
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(202)	(118)
Safety and reliability	315	295
Public purpose programs	(269)	(273)
2019 GRC retroactive impacts	351	400
Other balancing accounts	(155)	(7)
Other regulatory liabilities, net(2)	(88)	(101)
Total SoCalGas	(402)	(251)
Sempra Mexico:
Deferred income taxes recoverable in rates	83	83
Other regulatory assets	3	6
Total Sempra Energy Consolidated	$(1,930)	$(1,908)

(1)
At March 31, 2020 and December 31, 2019, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $123 million and $108 million, respectively, and for SoCalGas was $375 million and $500 million, respectively.

(2)	Includes regulatory assets earning a return.

CALIFORNIA UTILITIES
COVID-19 Pandemic Protections Memorandum Account
The COVID-19 pandemic is causing a significant impact on the economy and people’s livelihoods in California. On March 4, 2020, Governor Gavin Newsom proclaimed a State of Emergency in California as a result of the threat of COVID-19. In response, on March 17, 2020, the CPUC announced that, retroactive to March 4, 2020, all energy companies under its jurisdiction, including the California Utilities, should take action to implement several emergency customer protection measures to support California customers. On April 16, 2020, the CPUC approved a resolution establishing a disaster relief plan for residential and small business customers affected by the COVID-19 pandemic. The resolution also authorizes each of the California Utilities to establish a CPPMA to track and request recovery of incremental costs associated with complying with the resolution, including, but not limited to, costs associated with suspending disconnections (such as costs that arise from customers’ failure to pay). The customer relief measures are effective March 4, 2020 and shall continue for up to one year. SDG&E extended these accommodations to all of its customers and may continue to do so, while SoCalGas provides these benefits to its core gas customers. The California Utilities expect to pursue recovery in rates of the costs associated with the consumer protections that are offered in a future proceeding, subject to CPUC approval, which is not assured.
CPUC General Rate Case
The CPUC uses GRC proceedings to set rates designed to allow the California Utilities to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
2019 General Rate Case
As we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, in September 2019, the CPUC issued a final decision in the 2019 GRC. The 2019 GRC FD was effective retroactive to January 1, 2019. In the third quarter of 2019, SDG&E and SoCalGas recorded the retroactive after-tax earnings impact of $36 million and $84 million, respectively, for the first quarter of 2019 and $30 million and $46 million, respectively, for the second quarter of 2019.
The 2019 GRC FD approved SDG&E’s and SoCalGas’ test year revenues for 2019 and attrition year adjustments for 2020 and 2021. In January 2020, the CPUC issued a final decision implementing a four-year GRC cycle for California IOUs. The California Utilities were directed to file a petition for modification to revise their 2019 GRC to add two additional attrition years, resulting in a transitional five-year GRC period (2019-2023). The California Utilities filed the petition in April 2020 and requested authorization of their post-test year ratemaking mechanism for two additional years. If adopted, the estimated incremental increase in the revenue requirement for SDG&E and SoCalGas would be approximately $106 million and $155 million, respectively, for 2022, and $108 million and $137 million, respectively, for 2023. These amounts include revenues for both O&M and capital cost attrition. The California Utilities requested a decision by the end of 2020.
The 2019 GRC FD clarified that differences between incurred and forecasted income tax expense due to forecasting differences are not subject to tracking in the income tax expense memorandum account beginning in 2019. SDG&E and SoCalGas recorded regulatory liabilities associated with the 2016 through 2018 tracked forecasting differences of $86 million and $89 million, respectively. In April 2020, the CPUC confirmed treatment of the two-way income tax expense memorandum account for these 2016 through 2018 balances, at which time the California Utilities released these regulatory liability balances to revenues.
CPUC Cost of Capital
In December 2019, the CPUC approved the cost of capital and rate structures (shown in the table below) for SDG&E and SoCalGas that are effective January 1, 2020 and will remain in effect through December 31, 2022. SDG&E did not propose a 2020 cost of preferred equity in this proceeding. In January 2020, SDG&E filed an advice letter to continue the cost of preferred equity for test year 2020 at 6.22%, which the CPUC approved in March 2020.

CPUC AUTHORIZED COST OF CAPITAL AND RATE STRUCTURE

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.59%	2.08%	Long-Term Debt	45.60%	4.23%	1.93%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.20	5.30	Common Equity	52.00	10.05	5.23
100.00%		7.55%		100.00%		7.30%

The CCM was reauthorized in the 2020 cost of capital proceeding to continue through 2022. The CCM benchmark rate for the 2020 cost of capital is the average monthly utility bond index, as published by Moody’s, for the 12-month period from October 2018 through September 2019. SDG&E’s CCM benchmark rate, based on its filing pending approval with the CPUC, is 4.498%, based on Moody’s Baa- utility bond index. SoCalGas’ CCM benchmark rate, based on its filing pending approval with the CPUC, is 4.029%, based on Moody’s A- utility bond index. The index applicable to each utility is based on such utility’s credit rating.
The CCM benchmark rates for SDG&E and SoCalGas are the basis of comparison to determine if future measurement periods “trigger” the CCM. The 12 months ending September 2020 will be the first “CCM Period” to determine if there has been a trigger at SDG&E or SoCalGas. The trigger occurs if the change in the applicable average Moody’s utility bond index relative to the CCM benchmark is larger than plus or minus 1.000%. Accordingly, if a change of more than plus or minus 1.000% occurs, SDG&E’s, SoCalGas’, or both utilities’ authorized ROE would be adjusted, upward or downward, by one half of the difference between the CCM benchmark and the 12-month average determined during the CCM Period. In addition, the authorized recovery rate for the utilities’ cost of debt and preferred equity would be adjusted to their respective actual weighted-average cost, with no change to the authorized capital structure. In the event of a CCM trigger, the CCM benchmark is also re-established. These adjustments would become effective in authorized rates on January 1 of the year following the CCM trigger.
SDG&E
FERC Formulaic Rate Filing
In October 2018, SDG&E submitted its TO5 filing to the FERC to establish its transmission revenue requirement, including rate of return, for SDG&E’s FERC-regulated electric transmission operations and assets. In December 2018, the FERC issued its order accepting and suspending SDG&E’s TO5 filing for five months, during which the existing TO4 rates remained in effect, and established hearing and settlement procedures. The suspension period ended on June 1, 2019, when the proposed TO5 rates took effect, subject to refund and the outcome of the rate filing. As a result, the TO4 ROE of 10.05% was the basis of SDG&E’s FERC-related revenue recognition until March 2020, when the FERC approved the settlement terms that SDG&E and all settling parties reached in October 2019.
The settlement agreement provides for a ROE of 10.60%, consisting of a base ROE of 10.10% plus an additional 50 bps for participation in the California ISO. If the FERC issues an order ruling that California IOUs are no longer eligible for the additional California ISO ROE, SDG&E would refund the additional 50 bps of ROE associated with the California ISO as of the refund effective date (June 1, 2019) in this proceeding. The TO5 term is effective June 1, 2019 and shall remain in effect indefinitely, with parties having the annual right to terminate the agreement beginning in 2022.
In the first quarter of 2020, SDG&E recorded retroactive revenues of $12 million related to 2019, and additional FERC revenues of $17 million to conclude a rate base matter, net of certain refunds to be paid to CPUC-jurisdictional customers.

NOTE 5. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS
We consolidate assets acquired and liabilities assumed as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date.
ACQUISITION
Sempra Texas Utilities
TTHC
In February 2020, Sempra Texas Intermediate Holding Company LLC acquired an additional indirect 0.1975% interest in Oncor through its acquisition of a 1% interest in TTHC from Hunt Strategic Utility Investment, L.L.C., including notes receivable due from TTHC with an aggregate outstanding balance of approximately $6 million, for a total purchase price of approximately $23 million in cash, bringing Sempra Energy’s indirect ownership in Oncor to approximately 80.45%. TTHC indirectly owns 100% of TTI, which owns 19.75% of Oncor’s outstanding membership interests. At the acquisition date, we determined the fair value of the notes receivable was $7 million based on a discounted cash flow model, and attributed $16 million to the investment in TTHC. We account for our investment in TTHC as an equity method investment, which we discuss further in Note 6.

DIVESTITURE
Sempra LNG
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
DISCONTINUED OPERATIONS
In January 2019, our board of directors approved a plan to sell our South American businesses. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with those businesses, met the held-for-sale criteria. These businesses are presented as discontinued operations, as the planned sales represent a strategic shift that will have a major effect on our operations and financial results. We do not plan to have significant continuing involvement in or be able to exercise significant influence on the operating or financial policies of these operations after they are sold. Accordingly, the results of operations, financial position and cash flows for these businesses have been presented as discontinued operations for all periods presented.
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
On April 24, 2020, we completed the sale of our equity interests in our Peruvian businesses, including our 83.6% interest in Luz del Sur and its interest in Tecsur, to an affiliate of China Yangtze Power International (Hongkong) Co., Limited for an aggregate base purchase price of $3.59 billion, subject to post-closing adjustments.
On October 12, 2019, we entered into a Purchase and Sale Agreement with State Grid International Development Limited to sell our equity interests in our Chilean businesses, including our 100% interest in Chilquinta Energía and Tecnored and our 50% interest in Eletrans, for an aggregate base purchase price of $2.23 billion, subject to customary adjustments for working capital and changes in net indebtedness and other adjustments. Chilquinta Energía also agreed to purchase the remaining 50% interest in Eletrans from Sociedad Austral de Electricidad S.A., contingent on the sale of our Chilean businesses to State Grid International Development Limited. This acquisition by Chilquinta Energía, which we do not expect would have a significant economic impact on the sale of our Chilean businesses (including the net proceeds we receive from the sale), would result in State Grid International Development Limited acquiring 100% of Eletrans. The sale of our Chilean businesses is subject to various conditions to closing, including certain Chinese regulatory approvals, but is not subject to Chilquinta Energía purchasing the remaining 50% interest in Eletrans. We expect the sale to close in the second quarter of 2020.
Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Revenues	$400	$421
Cost of sales	(253)	(265)
Operating expenses	(46)	(45)
Interest and other	—	(3)
Income before income taxes and equity earnings	101	108
Income tax expense	(21)	(151)
Equity earnings	—	1
Income (loss) from discontinued operations, net of income tax	80	(42)
Earnings attributable to noncontrolling interests	(8)	(9)
Earnings (losses) from discontinued operations attributable to common shares	$72	$(51)

The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale in discontinued operations.

ASSETS HELD FOR SALE IN DISCONTINUED OPERATIONS
(Dollars in millions)
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$180	$74
Restricted cash(1)	1	1
Accounts receivable, net	316	303
Due from unconsolidated affiliates	2	2
Inventories	36	36
Other current assets	31	29
Current assets	$566	$445

Due from unconsolidated affiliates	$60	$54
Goodwill and other intangible assets	748	801
Property, plant and equipment, net	2,517	2,618
Other noncurrent assets	39	40
Noncurrent assets	$3,364	$3,513

Short-term debt	$158	$52
Accounts payable	192	201
Current portion of long-term debt and finance leases	82	85
Other current liabilities	106	106
Current liabilities	$538	$444

Long-term debt and finance leases	$663	$702
Deferred income taxes	282	284
Other noncurrent liabilities	61	66
Noncurrent liabilities	$1,006	$1,052

(1)	Primarily represents funds held in accordance with Peruvian tax law.

At March 31, 2020 and December 31, 2019, $693 million and $551 million, respectively, of cumulative foreign currency translation losses related to our South American businesses are included in AOCI.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We generally account for investments under the equity method when we have significant influence over, but do not have control of, these entities. Equity earnings and losses, both before and net of income tax, are combined and presented as Equity Earnings on the Condensed Consolidated Statements of Operations. See Note 12 for information on equity earnings and losses, both before and net of income tax, by segment. See Note 1 for information on how equity earnings and losses before income taxes are factored into the calculations of our pretax income or loss and ETR.
We provide additional information concerning our equity method investments in Notes 5 and 6 of the Notes to Consolidated Financial Statements in the Annual Report.
SEMPRA TEXAS UTILITIES
Oncor Holdings
We account for our 100% ownership interest in Oncor Holdings, which owns an 80.25% interest in Oncor, as an equity method investment. Due to the ring-fencing measures, governance mechanisms, and commitments in effect, we do not have the power to direct the significant activities of Oncor Holdings and Oncor. See Note 6 of the Notes to Consolidated Financial Statements in the

Annual Report for additional information related to the restrictions on our ability to direct the significant activities of Oncor Holdings and Oncor.
In the three months ended March 31, 2020, Sempra Energy contributed $70 million to Oncor, and Oncor Holdings distributed to Sempra Energy $73 million in dividends.
In the three months ended March 31, 2019, Sempra Energy contributed $56 million to Oncor, and Oncor Holdings distributed to Sempra Energy $54 million in dividends and $3 million in tax sharing payments.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Operating revenues	$1,072	$1,016
Operating expense	(801)	(775)
Income from operations	271	241
Interest expense	(101)	(86)
Income tax expense	(28)	(23)
Net income	129	114
Noncontrolling interest held by TTI	(26)	(23)
Earnings attributable to Sempra Energy	103	91

TTHC
As we discuss in Note 5, in February 2020, Sempra Texas Intermediate Holding Company LLC, acquired a 1% interest in TTHC from Hunt Strategic Utility Investment, L.L.C. for $23 million in cash, of which $16 million of the fair value was attributed to our investment in TTHC. TTHC indirectly owns 100% of TTI, which owns 19.75% of Oncor’s outstanding membership interests, resulting in Sempra Energy acquiring an additional indirect 0.1975% interest in Oncor and bringing Sempra Energy’s indirect ownership in Oncor to approximately 80.45%.
SEMPRA MEXICO
IMG JV
IEnova has a 40% interest in IMG JV, a JV with a subsidiary of TC Energy Corporation, and accounts for its interest as an equity method investment. IMG JV owns and operates the Sur de Texas-Tuxpan natural gas marine pipeline, which is fully contracted under a 35-year natural gas transportation service contract with the CFE and commenced commercial operations in September 2019.
As we discuss in “Transactions with Affiliates” in Note 1, IEnova has provided IMG JV with a Mexican peso-denominated revolving line of credit to finance construction of the natural gas marine pipeline. Due to significant fluctuation of the Mexican peso and the impact of this fluctuation on the peso-denominated loan, equity earnings from IEnova’s investment in IMG JV were higher in the three months ended March 31, 2020 compared to the same period in 2019, primarily due to $149 million of foreign currency gains in 2020 compared to $10 million of foreign currency losses in 2019, which are offset by corresponding amounts included in Other (Expense) Income, Net on the Condensed Consolidated Statements of Operations.

We provide summarized income statement information for IMG JV in the following table.

SUMMARIZED FINANCIAL INFORMATION – IMG JV
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Operating revenues	$122	$—
Operating expenses	(33)	—
Income from operations	89	—
Other income, net	364	41
Interest expense	(43)	(46)
Income tax benefit (expense)	10	(4)
Net income (loss)/Earnings (losses)	420	(8)

SEMPRA LNG
In the three months ended March 31, 2019, Sempra LNG invested cash of $25 million in Cameron LNG JV. Prior to commencing commercial operations in August 2019, Sempra LNG capitalized $13 million of interest in the three months ended March 31, 2019 related to its investment in Cameron LNG JV.
RBS SEMPRA COMMODITIES
As we discuss in Note 11, in March 2020, we recorded a charge of $100 million in Equity Earnings on Sempra Energy’s Condensed Consolidated Statement of Operations for losses from our investment in RBS Sempra Commodities. We recognized a corresponding liability of $25 million in Other Current Liabilities and $75 million in Deferred Credits and Other for our share of estimated losses in excess of the carrying value of our equity method investment.
GUARANTEES
At March 31, 2020, Sempra LNG has provided guarantees aggregating a maximum of $4.0 billion with an aggregate carrying value of $2 million associated with Cameron LNG JV’s debt obligations. We discuss these guarantees in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 7. DEBT AND CREDIT FACILITIES
LINES OF CREDIT
Primary U.S. Committed Lines of Credit
At March 31, 2020, Sempra Energy Consolidated had an aggregate capacity of $6.7 billion in four primary U.S. committed lines of credit, which provide liquidity and support commercial paper. The principal terms of these committed lines of credit, which expire in May 2024, are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	March 31, 2020
	Total facility	Commercial paper outstanding(1)	Lines of credit outstanding	Available unused credit
Sempra Energy(2)	$1,250	$—	$(1,250)	$—
Sempra Global(3)	3,185	(1,225)	—	1,960
SDG&E(4)	1,500	—	(200)	1,300
SoCalGas(4)	750	—	—	750
Total	$6,685	$(1,225)	$(1,450)	$4,010

(1)	Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.

(2)
The facility also provides for issuance of $200 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra Energy has the right to increase the letter of credit commitment up to $500 million. No letters of credit were outstanding at March 31, 2020.

(3)	Commercial paper outstanding is before reductions of unamortized discount of $1 million at Sempra Global.

(4)
The facility also provides for issuance of $100 million of letters of credit on behalf of the borrowing utility with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the borrowing utility has the right to increase the letter of credit commitment up to $250 million. No letters of credit were outstanding at March 31, 2020.

Sempra Energy, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At March 31, 2020, each entity was in compliance with this ratio and all other financial covenants under its respective credit facility.
At March 31, 2020, the $200 million outstanding under SDG&E’s line of credit was classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. This classification had no impact on SDG&E’s cash flows.

Foreign Committed Lines of Credit
Our foreign operations in Mexico have additional general-purpose credit facilities aggregating $1.9 billion at March 31, 2020. The principal terms of these credit facilities are described below.

FOREIGN COMMITTED LINES OF CREDIT
(U.S. dollar equivalent in millions)
	March 31, 2020
Expiration date of facility	Total facility	Amounts outstanding	Available unused credit
February 2024(1)	$1,500	$(1,364)	$136
April 2022(2)	100	(100)	—
September 2021(3)	280	(280)	—
Total	$1,880	$(1,744)	$136

(1)	Five-year revolving credit facility with a syndicate of 10 lenders.

(2)	Three-year revolving credit facility with Scotiabank Inverlat, S.A. Withdrawals may be made for up to one year from April 11, 2019 in either U.S. dollars or Mexican pesos.

(3)	Two-year revolving credit facility with The Bank of Nova Scotia. Withdrawals may be made for up to two years from September 23, 2019 in U.S. dollars.
Letters of Credit
Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At March 31, 2020, we had approximately $615 million in standby letters of credit outstanding under these agreements.
TERM LOANS
In March 2020, Sempra Energy borrowed $1,524 million, net of $1 million of debt issuance costs, under a 364-day term loan, which has a maturity date of March 16, 2021 with an option to extend the maturity date to September 16, 2021, subject to receiving the consent of the lenders. Borrowings bear interest at benchmark rates plus 80 bps (1.72% at March 31, 2020). On April 1, 2020, Sempra Energy borrowed an additional $75 million under the term loan.
In March 2020, SDG&E borrowed $200 million under a 364-day term loan, which has a maturity date of March 18, 2021 with an option to extend the maturity date to September 17, 2021, subject to receiving the consent of the lenders. Borrowings bear interest at benchmark rates plus 80 bps (1.73% at March 31, 2020). SDG&E classified this term loan as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis by issuing long-term debt. This classification had no impact on SDG&E’s cash flows.
The term loans provide Sempra Energy and SDG&E with additional liquidity outside of their respective committed lines of credit.
WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on the total short-term debt at March 31, 2020 and December 31, 2019 were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	March 31, 2020	December 31, 2019

Sempra Energy Consolidated	2.41%	2.31%
SDG&E	N/A	1.97
SoCalGas	N/A	1.86

LONG-TERM DEBT
SDG&E
In April 2020, SDG&E issued $400 million of 3.32% first mortgage bonds maturing in 2050 and received proceeds of $395 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million). SDG&E used $200 million of the proceeds from the offering to repay borrowings on its line of credit and expects to use the remaining proceeds for working capital and other general corporate purposes, which may include the repayment of indebtedness.
SoCalGas
In January 2020, SoCalGas issued $650 million of 2.55% first mortgage bonds maturing in 2030. We received proceeds of $643 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). SoCalGas used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes.
Sempra Mexico
In November 2019, IEnova entered into a financing agreement with International Finance Corporation and North American Development Bank to finance and/or refinance the construction of solar generation projects in Mexico. Under this agreement, in April 2020, IEnova borrowed $100 million from Japan International Cooperation Agency, with loan proceeds of $98 million (net of debt issuance costs of $2 million). The loan matures in November 2034 and bears interest based on 6-month LIBOR plus 150 bps. IEnova entered into a floating-to-fixed interest rate swap, resulting in a fixed rate of 2.38%.
Sempra LNG
As we discuss in “Shareholders’ Equity and Noncontrolling Interests – Other Noncontrolling Interests – Sempra LNG” in Note 1, notes payable totaling $22 million due October 1, 2026 were converted to equity by the minority partner in Liberty Gas Storage LLC and are no longer outstanding.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments primarily to manage exposures arising in the normal course of business. Our principal exposures are commodity market risk, benchmark interest rate risk and foreign exchange rate exposures. Our use of derivatives for these risks is integrated into the economic management of our anticipated revenues, anticipated expenses, assets and liabilities. Derivatives may be effective in mitigating these risks (1) that could lead to declines in anticipated revenues or increases in anticipated expenses, or (2) that our asset values may fall or our liabilities may increase. Accordingly, our derivative activity summarized below generally represents an impact that is intended to offset associated revenues, expenses, assets or liabilities that are not included in the tables below.
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

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel and GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	March 31, 2020	December 31, 2019
Sempra Energy Consolidated:
Natural gas	MMBtu	20	32
Electricity	MWh	1	2
Congestion revenue rights	MWh	45	48
SDG&E:
Natural gas	MMBtu	29	37
Electricity	MWh	2	2
Congestion revenue rights	MWh	45	48
SoCalGas:
Natural gas	MMBtu	—	2

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
The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2020		December 31, 2019
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges	$1,531	2020-2034	$1,445	2020-2034
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
We also utilize foreign currency derivatives to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sale of our operations in Peru and Chile, respectively.
The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	March 31, 2020		December 31, 2019
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$306	2020-2023	$306	2020-2023
Other foreign currency derivatives	1,939	2020-2021	1,796	2020-2021
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2020
	Other current assets(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments	$15	$—	$(29)	$(210)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	23	—	(82)	—
Associated offsetting foreign exchange instruments	(23)	—	23	—
Commodity contracts not subject to rate recovery	69	9	(69)	(11)
Associated offsetting commodity contracts	(65)	(3)	65	3
Commodity contracts subject to rate recovery	23	77	(47)	(50)
Associated offsetting commodity contracts	(2)	(2)	2	2
Associated offsetting cash collateral	—	—	13	—
Net amounts presented on the balance sheet	40	81	(124)	(266)
Additional cash collateral for commodity contracts not subject to rate recovery	37	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	19	—	—	—
Total(2)	$96	$81	$(124)	$(266)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$20	$77	$(43)	$(50)
Associated offsetting commodity contracts	(2)	(2)	2	2
Associated offsetting cash collateral	—	—	13	—
Net amounts presented on the balance sheet	18	75	(28)	(48)
Additional cash collateral for commodity contracts subject to rate recovery	15	—	—	—
Total(2)	$33	$75	$(28)	$(48)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$3	$—	$(4)	$—
Net amounts presented on the balance sheet	3	—	(4)	—
Additional cash collateral for commodity contracts subject to rate recovery	4	—	—	—
Total	$7	$—	$(4)	$—

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

The table below includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI:

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI			Pretax (loss) gain reclassified from AOCI into earnings
	Three months ended March 31,			Three months ended March 31,
	2020	2019	Location	2020	2019
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$(92)	$(3)	Interest Expense(1)	$(2)	$(1)
			Other (Expense) Income, Net	(41)	3
Interest rate and foreign exchange instruments	(172)	(68)	Equity Earnings	—	(1)
Foreign exchange instruments	21	(3)	Revenues: Energy- Related Businesses	2	(1)
			Other (Expense) Income, Net	2	—
Total	$(243)	$(74)		$(39)	$—
SDG&E:
Interest rate instruments(1)	$—	$—	Interest Expense(1)	$—	$(1)

(1)
Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE. On August 14, 2019, Otay Mesa Energy Center LLC paid in full its variable-rate loan and terminated its interest rate swaps.

For Sempra Energy Consolidated, we expect that net losses of $69 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at March 31, 2020 is approximately 15 years for Sempra Energy Consolidated. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 20 years.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended March 31,
	Location	2020	2019
Sempra Energy Consolidated:
Foreign exchange instruments	Other (Expense) Income, Net	$(114)	$10
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	51	—
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	(9)	2
Commodity contracts subject to rate recovery	Cost of Natural Gas	(3)	2
Total		$(75)	$14
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$(9)	$2
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(3)	$2

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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at March 31, 2020 and December 31, 2019 was $5 million and $21 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a net liability position at both March 31, 2020 and December 31, 2019 was $4 million. At March 31, 2020, if the credit ratings of Sempra Energy or SoCalGas were reduced below investment grade, $5 million and $4 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2020 and December 31, 2019. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2019.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis in the tables below include the following (other than a $5 million investment at December 31, 2019, measured at net asset value):

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

▪
Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both March 31, 2020 and December 31, 2019.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$299	$5	$—	$304
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	24	—	70
Municipal bonds	—	330	—	330
Other securities	—	269	—	269
Total debt securities	46	623	—	669
Total nuclear decommissioning trusts(1)	345	628	—	973
Interest rate and foreign exchange instruments	—	15	—	15
Commodity contracts not subject to rate recovery	—	10	—	10
Effect of netting and allocation of collateral(2)	37	—	—	37
Commodity contracts subject to rate recovery	—	4	92	96
Effect of netting and allocation of collateral(2)	14	—	5	19
Total	$396	$657	$97	$1,150

Liabilities:
Interest rate and foreign exchange instruments	$—	$298	$—	$298
Commodity contracts not subject to rate recovery	—	12	—	12
Commodity contracts subject to rate recovery	13	4	76	93
Effect of netting and allocation of collateral(2)	(13)	—	—	(13)
Total	$—	$314	$76	$390

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$503	$6	$—	$509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	549	525	—	1,074
Interest rate and foreign exchange instruments	—	24	—	24
Commodity contracts not subject to rate recovery	—	11	—	11
Effect of netting and allocation of collateral(2)	43	—	—	43
Commodity contracts subject to rate recovery	5	8	95	108
Effect of netting and allocation of collateral(2)	11	8	6	25
Total	$608	$576	$101	$1,285

Liabilities:
Interest rate and foreign exchange instruments	$—	$157	$—	$157
Commodity contracts not subject to rate recovery	—	17	—	17
Commodity contracts subject to rate recovery	14	4	67	85
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$178	$67	$245

(1)	Excludes cash and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$299	$5	$—	$304
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	24	—	70
Municipal bonds	—	330	—	330
Other securities	—	269	—	269
Total debt securities	46	623	—	669
Total nuclear decommissioning trusts(1)	345	628	—	973
Commodity contracts subject to rate recovery	—	1	92	93
Effect of netting and allocation of collateral(2)	10	—	5	15
Total	$355	$629	$97	$1,081

Liabilities:
Commodity contracts subject to rate recovery	$13	$—	$76	$89
Effect of netting and allocation of collateral(2)	(13)	—	—	(13)
Total	$—	$—	$76	$76

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$503	$6	$—	$509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	549	525	—	1,074
Commodity contracts subject to rate recovery	1	3	95	99
Effect of netting and allocation of collateral(2)	10	—	6	16
Total	$560	$528	$101	$1,189

Liabilities:
Commodity contracts subject to rate recovery	$14	$—	$67	$81
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$—	$67	$67

(1)	Excludes cash and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$3	$—	$3
Effect of netting and allocation of collateral(1)	4	—	—	4
Total	$4	$3	$—	$7

Liabilities:
Commodity contracts subject to rate recovery	$—	$4	$—	$4
Total	$—	$4	$—	$4

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$4	$5	$—	$9
Effect of netting and allocation of collateral(1)	1	8	—	9
Total	$5	$13	$—	$18

Liabilities:
Commodity contracts subject to rate recovery	$—	$4	$—	$4
Total	$—	$4	$—	$4

(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Balance at January 1	$28	$179
Realized and unrealized (losses) gains	(5)	5
Settlements	(7)	(2)
Balance at March 31	$16	$182
Change in unrealized gains (losses) relating to instruments still held at March 31	$(6)	$13

(1)	Excludes the effect of the contractual ability to settle contracts under master netting agreements.

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
Long-term, fixed-price electricity positions that are valued using significant unobservable data are classified as Level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net electricity positions classified as Level 3 is derived from a discounted cash flow model using market electricity forward price inputs. The range and weighted-average price of these inputs at March 31 were as follows:

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2020	$16.51	to	$52.45	$35.41
2019	23.25	to	81.75	42.49

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	March 31, 2020
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$599	$—	$627	$6	$633
Long-term amounts due to unconsolidated affiliates	263	—	238	—	238
Total long-term debt(2)	21,204	—	22,049	—	22,049
SDG&E:
Total long-term debt(3)	$5,523	$—	$6,281	$—	$6,281
SoCalGas:
Total long-term debt(4)	$4,459	$—	$4,894	$—	$4,894

	December 31, 2019
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$742	$—	$759	$—	$759
Long-term amounts due to unconsolidated affiliates	195	—	184	—	184
Total long-term debt(2)	21,247	—	22,638	26	22,664
SDG&E:
Total long-term debt(3)	$5,140	$—	$5,662	$—	$5,662
SoCalGas:
Total long-term debt(4)	$3,809	$—	$4,189	$—	$4,189

(1)	Before allowances for credit losses of $7 million at March 31, 2020.

(2)
Before reductions of unamortized discount and debt issuance costs of $228 million and $225 million at March 31, 2020 and December 31, 2019, respectively, and excluding finance lease obligations of $1,301 million and $1,289 million at March 31, 2020 and December 31, 2019, respectively.

(3)
Before reductions of unamortized discount and debt issuance costs of $47 million and $48 million at March 31, 2020 and December 31, 2019, respectively, and excluding finance lease obligations of $1,268 million and $1,270 million at March 31, 2020 and December 31, 2019, respectively.

(4)
Before reductions of unamortized discount and debt issuance costs of $41 million and $34 million at March 31, 2020 and December 31, 2019, respectively, and excluding finance lease obligations of $33 million and $19 million at March 31, 2020 and December 31, 2019, respectively.

We provide the fair values for the securities held in the NDT related to SONGS in Note 10.

NOTE 10. SAN ONOFRE NUCLEAR GENERATING STATION
We provide below updates to ongoing matters related to SONGS, a nuclear generating facility near San Clemente, California that ceased operations in June 2013, and in which SDG&E has a 20% ownership interest. We discuss SONGS further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
NUCLEAR DECOMMISSIONING AND FUNDING

As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. We expect the majority of the decommissioning work to take 10 years after receipt of the required permits. The coastal development permit was issued in October 2019. The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate the permit and to obtain injunctive relief to stop decommissioning work. Major decommissioning work began in 2020. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal, as we discuss below. SDG&E is responsible for approximately 20% of the total contract price.
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
Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. In March 2020, SDG&E received authorization from the CPUC to access NDT funds of up to $109 million for forecasted 2020 costs.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At March 31, 2020:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$68	$2	$—	$70
Municipal bonds(2)	320	12	(2)	330
Other securities(3)	276	4	(11)	269
Total debt securities	664	18	(13)	669
Equity securities	141	185	(22)	304
Cash and cash equivalents	14	—	—	14
Total	$819	$203	$(35)	$987
At December 31, 2019:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$57	$—	$—	$57
Municipal bonds	270	12	—	282
Other securities	218	9	(1)	226
Total debt securities	545	21	(1)	565
Equity securities	176	339	(6)	509
Cash and cash equivalents	8	—	—	8
Total	$729	$360	$(7)	$1,082

(1)	Maturity dates are 2021-2050.

(2)	Maturity dates are 2020-2056.

(3)	Maturity dates are 2020-2072.
The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Proceeds from sales	$552	$225
Gross realized gains	92	5
Gross realized losses	(5)	(2)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
The present value of SDG&E’s ARO related to decommissioning costs for the SONGS units was $608 million at March 31, 2020. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2020 dollars is approximately $860 million.
U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL

Spent nuclear fuel from SONGS is currently stored on-site in an ISFSI licensed by the Nuclear Regulatory Commission or temporarily in spent fuel pools. In October 2015, the California Coastal Commission approved Edison’s application to expand the ISFSI. The ISFSI expansion began construction in 2016 and the transfer of the spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018. The ISFSI will operate until 2049, when it is assumed that the DOE will have taken custody of all the SONGS spent fuel. The ISFSI would then be decommissioned, and the site restored to its original environmental state. Until then, SONGS owners are responsible for interim storage of spent nuclear fuel at SONGS.
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
As a result of updated coverage assessments, the SONGS owners have nuclear property damage insurance of $130 million, which exceeds the minimum federal requirements of $50 million. This insurance coverage is provided through NEIL. The NEIL policies have specific exclusions and limitations that can result in reduced or eliminated coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $3.5 million of retrospective premiums based on overall member claims.
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
At March 31, 2020, loss contingency accruals for legal matters, including associated legal fees, that are probable and estimable were $442 million for Sempra Energy Consolidated, including $297 million for SoCalGas. Amounts for Sempra Energy Consolidated and SoCalGas include $286 million for matters related to the Aliso Canyon natural gas storage facility gas leak, which we discuss below.
SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County. As described below in “Civil and Criminal Litigation” and “Regulatory Proceedings,” numerous lawsuits, investigations and regulatory proceedings have been initiated in response to the Leak, resulting in significant costs, which together with other Leak-related costs are discussed below in “Cost Estimates, Accounting Impact and Insurance.”
Civil and Criminal Litigation. As of April 29, 2020, 393 lawsuits, including approximately 36,000 plaintiffs, are pending against SoCalGas related to the Leak, some of which have also named Sempra Energy. All these cases, other than a matter brought by the Los Angeles County District Attorney and the federal securities class action discussed below, are coordinated before a single court in the LA Superior Court for pretrial management.
In November 2017, in the coordinated proceeding, individuals and business entities filed a Third Amended Consolidated Master Case Complaint for Individual Actions, through which their separate lawsuits will be managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium, wrongful death and violations of Proposition 65 against SoCalGas, with certain causes of action also naming Sempra Energy. The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties (including penalties associated with Proposition 65 claims alleging violation of requirements for warning about certain chemical exposures), and attorneys’ fees. SoCalGas is engaged in settlement discussions in connection with these actions and has recorded a related accrual of $277 million, inclusive of estimated legal costs, in Reserve for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. The initial trial previously scheduled for June 2020 for a small number of randomly selected individual plaintiffs has been postponed, with a new trial date to be determined by the court.
In January 2017, two consolidated class action complaints were filed against SoCalGas and Sempra Energy, one on behalf of a putative class of persons and businesses who own or lease real property within a five-mile radius of the well (the Property Class Action), and a second on behalf of a putative class of all persons and entities conducting business within five miles of the facility (the Business Class Action). The Property Class Action asserts claims for strict liability for ultra-hazardous activities, negligence, negligence per se, violation of the California Unfair Competition Law, trespass, permanent and continuing public and private nuisance, and inverse condemnation. The Business Class Action asserts a claim for violation of the California Unfair Competition Law. Both complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees.
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
Four shareholder derivative actions are also pending alleging breach of fiduciary duties against certain officers and certain directors of Sempra Energy and/or SoCalGas, all of which were joined in an Amended Consolidated Shareholder Derivative Complaint filed in February 2020. A fifth shareholder derivative action filed in March 2017 was dismissed in November 2019 on the grounds that the plaintiff failed to adequately plead his claims, but the court gave leave for him to amend the complaint to cure the defects.
In addition, a federal securities class action alleging violation of the federal securities laws was filed against Sempra Energy and certain of its officers in July 2017 in the U.S. District Court for the Southern District of California. In March 2018, the court dismissed the action with prejudice. The plaintiffs have appealed the dismissal.
In February 2019, the LA Superior Court approved a settlement between SoCalGas and the Los Angeles City Attorney’s Office, the County of Los Angeles, the California Office of the Attorney General and CARB of three actions filed by these entities under which SoCalGas made payments and agreed to provide funding for environmental projects totaling $120 million, including $21 million in civil penalties, as well as other safety-related commitments.
In September 2016, SoCalGas settled a misdemeanor criminal complaint filed in February 2016 by the Los Angeles County District Attorney’s Office against SoCalGas, pleading no contest to a charge that it failed to provide timely notice of the Leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a). In November 2016, the LA Superior Court approved the settlement and entered judgment on the notice charge. Under the settlement, SoCalGas paid a $75,000 fine, $233,500 in penalties, and $246,673 to reimburse costs incurred by Los Angeles County Fire Department’s Health and Hazardous Materials Division, as well as completed operational commitments estimated to cost approximately $6 million. Certain individuals who objected to the settlement petitioned the Court of Appeal to vacate the judgment, contending they should be granted restitution. In July 2019, the Court of Appeal denied the petition in part, but remanded the matter to the trial court to give the petitioners an opportunity to prove damages stemming from only the three-day delay in reporting the Leak. Following the hearing, the trial court denied restitution. The alleged victims have asked the trial court to reconsider its order.
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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak, which it later bifurcated into two phases. The first phase will consider whether SoCalGas violated California Public Utilities Code Section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the Safety Enforcement Division (SED) and Blade during the pre-formal investigation, and whether any of the mitigation proposed by Blade should be implemented to the extent not already done. In November 2019, SED, based largely on the Blade report, alleged a total of 330 violations, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. Hearings in the first phase of the OII have been postponed until further notice. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what penalties, if any, should be imposed for any violations proven in the first phase, as well as determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs. In a January 2016 emergency proclamation, the Governor ordered the CPUC to ensure that SoCalGas covers costs related to the Leak and its response, while protecting ratepayers. In addition, CalGEM is investigating the Leak.
In February 2017, the CPUC opened a proceeding pursuant to SB 380 to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility. Phase 2 of the proceeding, which will evaluate the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models, began in the first quarter of 2019. The CPUC has indicated that it expects to issue its report for Phase 2 in 2020. In December 2019, the CPUC added a third phase of the proceeding to consider alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either 2027 or 2045.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At March 31, 2020, the Aliso Canyon natural gas storage facility had a net book value of $771 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
Cost Estimates, Accounting Impact and Insurance. SoCalGas has incurred significant costs for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At March 31, 2020, SoCalGas estimates the costs related to the Leak are $1,408 million (the cost estimate), which includes the $1,277 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $284 million is accrued as Reserve for Aliso Canyon Costs and $6 million is accrued in Deferred Credits and Other as of March 31, 2020 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
Except for the amounts paid or estimated to settle certain actions, as described in “Civil and Criminal Litigation” above, the cost estimate does not include all litigation or regulatory costs to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, or civil, administrative or criminal fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than directors’ and officers’ liability insurance, after taking into consideration the additional accrual related to litigation matters described above, we have effectively exhausted all of our insurance in this matter, except as to certain defense costs we may incur in the future, including those related to the shareholder derivative lawsuits described above. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery for all or a substantial portion of these costs, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
As of March 31, 2020, we recorded the expected recovery of the cost estimate related to the Leak of $511 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $766 million of insurance proceeds we received through March 31, 2020. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Sempra Mexico
Energía Costa Azul
IEnova has been engaged in a long-running land dispute relating to property adjacent to its ECA LNG Regasification facility near Ensenada, Mexico. A claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue a title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title and cause it to be registered. Both SEDATU and IEnova challenged the ruling, due to lack of notification of the underlying process. In May 2019, a federal court in Mexico reversed the ruling and ordered a retrial. IEnova expects additional proceedings regarding the claims.
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
Additionally, in August 2018, a claimant filed a challenge in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued to ECA LNG JV for the potential liquefaction-export project in September 2017 and December 2017, respectively, to allow natural gas liquefaction activities at the ECA LNG Regasification facility. The court issued a provisional injunction in September 2018 and maintained that provisional injunction at an April 2019 hearing. In December 2018, the relevant Mexican regulators approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility by ECA LNG JV in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision but was not successful. The claimant’s underlying challenge to the permits remain pending.
Cases involving two parcels of real property have been filed against the ECA LNG Regasification facility. In one case, filed in the federal Agrarian Court in 2006, the plaintiffs seek to annul the recorded property title for a parcel on which the ECA LNG Regasification facility is situated and to obtain possession of a different parcel that allegedly sits in the same place. Another civil complaint filed in the state court was served in April 2012 seeking to invalidate the contract by which the ECA LNG Regasification facility purchased another of the parcels, on the grounds the purchase price was unfair; the plaintiff filed a second complaint in 2013 in the federal Agrarian Court seeking an order that SEDATU issue title to her. In January 2016, the federal Agrarian Court ruled against the plaintiff. The plaintiff appealed the ruling and a partial retrial was ordered. We are awaiting a new decision from the Agrarian Court. In May 2018, the state court dismissed the civil complaint, and the plaintiff appealed but was not successful; however, the plaintiff can file a final federal appeal. IEnova expects further proceedings on these two matters.
An unfavorable final decision on these property disputes or permit challenges could materially and adversely affect our existing natural gas gasification operations and our planned natural gas liquefaction projects currently in development at the ECA LNG Regasification facility and potential ECA LNG JV liquefaction-export project.
Guaymas-El Oro Segment of the Sonora Pipeline
IEnova’s Sonora natural gas pipeline consists of two segments, the Sasabe-Puerto Libertad-Guaymas segment, and the Guaymas-El Oro segment. Each segment has its own service agreement with the CFE. In 2015, the Yaqui tribe, with the exception of some members living in the Bácum community, granted its consent and a right-of-way easement agreement for the construction of the Guaymas-El Oro segment of the Sonora natural gas pipeline that crosses its territory. Representatives of the Bácum community filed a legal challenge in Mexican federal court demanding the right to withhold consent for the project, the stoppage of work in the Yaqui territory and damages. In 2016, the judge granted a suspension order that prohibited the construction of such segment through the Bácum community territory. Because the pipeline does not pass through the Bácum community, IEnova did not believe the 2016 suspension order prohibited construction in the remainder of the Yaqui territory. Construction of the Guaymas-El Oro segment was completed, and commercial operations began in May 2017.
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
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when IEnova and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. In January 2020, IEnova and the CFE agreed to extend the January 15, 2020 new service start date to May 15, 2020. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by May 15, 2020 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. The parties are currently discussing a new service start date in the event the pipeline is not repaired by May 15, 2020, but there can be no assurance that the parties will have agreed on a new service start date if the pipeline is not repaired by that date.
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
Other Litigation
Sempra Energy holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. RBS, now NatWest Markets plc, our partner in the JV, paid an assessment of £86 million (approximately $138 million in U.S. dollars) in October 2014 to HMRC for denied VAT refund claims filed in connection with the purchase of carbon credit allowances by RBS SEE, a subsidiary of RBS Sempra Commodities. RBS SEE has since been sold to J.P. Morgan Chase & Co. and later to Mercuria Energy Group, Ltd. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid on certain carbon credit purchases during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. After paying the assessment, RBS filed a Notice of Appeal of the assessment with the First-Tier Tribunal. Trial on the matter, which could include the assessment of a penalty of up to 100% of the claimed amount, has been scheduled between November 2, 2020 and December 11, 2020.
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. On March 10, 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $56 million in U.S. dollars at March 31, 2020), plus costs and interest, which will be determined after further proceedings.
Although the final outcome of both the High Court of Justice case and First-Tier Tribunal case remains uncertain, we recorded $100 million in equity losses from our investment in RBS Sempra Commodities in Equity Earnings on the Sempra Energy Condensed Consolidated Statement of Operations in the three months ended March 31, 2020, which represents an estimate of our obligations to settle pending tax matters and related legal costs.
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra Energy are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of April 29, 2020, 275 such lawsuits are pending with 182 such lawsuits having been served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. We anticipate additional lawsuits will be filed. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra Energy’s cash flows, financial condition and results of operations.
We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, employment litigation, product liability, property damage and other claims. Juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.
LEASES
We discuss leases further in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.
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

We provide supplemental noncash information for operating and finance leases below.

SUPPLEMENTAL NONCASH INFORMATION
(Dollars in millions)
	Three months ended March 31, 2020
	Sempra Energy Consolidated	SDG&E	SoCalGas
Increase in operating lease obligations for right-of-use assets	$19	$—	$—
Increase in finance lease obligations for investment in PP&E	20	4	16
	Three months ended March 31, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Increase in operating lease obligations for right-of-use assets	$552	$142	$117
Increase in finance lease obligations for investment in PP&E	7	4	3

Leases that Have Not Yet Commenced
SDG&E and SoCalGas have lease agreements for future acquisitions of fleet vehicles with an aggregate maximum lease limit of $167 million. SDG&E and SoCalGas have utilized $62 million and $80 million, respectively, of these maximum lease limits as of March 31, 2020.
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

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA ENERGY
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Fixed lease payments	$50	$50
Variable lease payments	—	4
Total revenues from operating leases(1)	$50	$54

Depreciation expense	$10	$9

(1)	Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.
OTHER CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first three months of 2020 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
Sempra LNG’s natural gas storage and transportation commitments have increased by $136 million since December 31, 2019, primarily from entering into new storage and transportation contracts in the first three months of 2020. We expect future payments to decrease by $24 million in 2020, and increase by $23 million in 2021, $21 million in 2022, $19 million in 2023, $19 million in 2024 and $78 million thereafter compared to December 31, 2019.
LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA LNG Regasification facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2020 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG. At March 31, 2020, we expect the commitment amount to decrease by $135 million in 2020, $26 million in 2021, $35 million in 2022, $36 million in 2023, $43 million in 2024 and $174 million thereafter (through contract termination in 2029) compared to December 31, 2019, reflecting changes in estimated forward prices since December 31, 2019 and actual transactions for the first three months of 2020. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.

NOTE 12. SEGMENT INFORMATION
We have five separately managed reportable segments, as follows:

▪	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

▪	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

▪
Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, and western and panhandle regions of Texas; our indirect, 50% interest in Sharyland Holdings, which owns Sharyland Utilities, a regulated electric transmission and distribution utility serving customers near the Texas-Mexico border; and our indirect, 1% interest in TTHC, which owns an indirect 19.75% interest in Oncor. As we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, we acquired our investment in Oncor Holdings in March 2018, Sharyland Holdings in May 2019, and TTHC in February 2020.

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
As we discuss in Note 5, the financial information related to our businesses that constituted the Sempra South American Utilities segment has been classified as discontinued operations for all periods presented. The information in the tables below excludes amounts from discontinued operations unless otherwise noted.
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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2020	2019
REVENUES
SDG&E	$1,269	$1,145
SoCalGas	1,395	1,361
Sempra Mexico	309	383
Sempra Renewables	—	7
Sempra LNG	123	141
All other	1	—
Adjustments and eliminations	(1)	—
Intersegment revenues(1)	(67)	(139)
Total	$3,029	$2,898
INTEREST EXPENSE
SDG&E	$101	$103
SoCalGas	40	34
Sempra Mexico	32	30
Sempra Renewables	—	3
Sempra LNG	16	4
All other	109	109
Intercompany eliminations	(18)	(23)
Total	$280	$260
INTEREST INCOME
SDG&E	$1	$1
SoCalGas	1	—
Sempra Mexico	18	19
Sempra Renewables	—	10
Sempra LNG	22	14
All other	—	1
Intercompany eliminations	(15)	(24)
Total	$27	$21
DEPRECIATION AND AMORTIZATION
SDG&E	$201	$186
SoCalGas	159	147
Sempra Mexico	47	44
Sempra LNG	2	2
All other	3	4
Total	$412	$383
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$58	$5
SoCalGas	52	19
Sempra Mexico	(307)	72
Sempra Renewables	—	(10)
Sempra LNG	23	4
All other	(33)	(48)
Total	$(207)	$42
EQUITY EARNINGS (LOSSES)
Equity earnings (losses), before income tax:
Sempra Renewables	$—	$3
Sempra LNG	57	2
All other	(100)	—
	(43)	5
Equity earnings, net of income tax:
Sempra Texas Utilities	106	94
Sempra Mexico	200	2
	306	96
Total	$263	$101

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2020	2019
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$262	$176
SoCalGas	303	264
Sempra Texas Utilities	105	94
Sempra Mexico	191	57
Sempra Renewables	—	13
Sempra LNG	75	5
Discontinued operations	72	(51)
All other	(248)	(117)
Total	$760	$441
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$402	$356
SoCalGas	388	324
Sempra Mexico	170	85
Sempra LNG	47	18
All other	3	—
Total	$1,010	$783

	March 31, 2020	December 31, 2019
ASSETS
SDG&E	$20,784	$20,560
SoCalGas	17,610	17,077
Sempra Texas Utilities	11,741	11,619
Sempra Mexico	10,627	9,938
Sempra LNG	3,919	3,901
Discontinued operations	3,930	3,958
All other	1,826	749
Intersegment receivables	(2,144)	(2,137)
Total	$68,293	$65,665
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities	$11,735	$11,619
Sempra Mexico	914	741
Sempra LNG	1,184	1,256
All other	1	6
Total	$13,834	$13,622

(1)
Revenues for reportable segments include intersegment revenues of $1 million, $18 million, $29 million and $19 million for the three months ended March 31, 2020 and $1 million, $17 million, $28 million and $93 million for the three months ended March 31, 2019 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto and “Item 1A. Risk Factors” contained in this report, and the Consolidated Financial Statements and the Notes thereto, “Item 7. MD&A” and “Item 1A. Risk Factors” contained in the Annual Report.
OVERVIEW
Sempra Energy is a California-based energy-services holding company whose businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers in North America. As we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements, our businesses consist of five separately managed reportable segments.

In January 2019, our board of directors approved a plan to sell our South American businesses, which were previously included in our Sempra South American Utilities segment. Our South American businesses and certain activities associated with those businesses have been presented as discontinued operations for all periods presented. Nominal activities that are not classified as discontinued operations have been subsumed into Parent and other. Our discussions below exclude discontinued operations, unless otherwise noted.
We provide additional information about discontinued operations in Note 5 of the Notes to Condensed Consolidated Financial Statements and about our reportable segments in Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and in “Item 1. Business” in the Annual Report.
This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	SDG&E and its consolidated VIE (until deconsolidation of Otay Mesa VIE in August 2019)

▪	SoCalGas
References to “we,” “us,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context. We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include our Texas utilities or the utility in our Sempra Mexico segment. It also does not include utilities within our South American businesses that have been presented as discontinued operations. All references in this MD&A to our reportable segments are not intended to refer to any legal entity with the same or similar name.
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:

▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;

▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE (until deconsolidation of Otay Mesa VIE in August 2019); and

▪	the Condensed Financial Statements and related Notes of SoCalGas.

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:

▪	Overall results of operations of Sempra Energy

▪	Segment results

▪	Significant changes in revenues, costs and earnings

▪	Impact of foreign currency and inflation rates on our results of operations
OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY
In the three months ended March 31, 2020, we reported earnings of $760 million and diluted EPS of $2.53 compared to earnings of $441 million and diluted EPS of $1.59 for the same period in 2019. The change in diluted EPS in the three months ended March 31, 2020 included a decrease of $(0.34) due to an increase in weighted-average common shares outstanding. Our results and diluted EPS were impacted by variances discussed in “Segment Results” below.
SEGMENT RESULTS
This section presents earnings (losses) by Sempra Energy segment, as well as Parent and other, in the three months ended March 31, 2020 and 2019, and the related discussion of the changes in segment earnings (losses) between these periods. Throughout the MD&A, our reference to earnings represents earnings attributable to common shares. Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted, and before NCI, where applicable.

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2020	2019
SDG&E	$262	$176
SoCalGas	303	264
Sempra Texas Utilities	105	94
Sempra Mexico	191	57
Sempra Renewables	—	13
Sempra LNG	75	5
Parent and other(1)	(248)	(117)
Discontinued operations	72	(51)
Earnings attributable to common shares	$760	$441

(1)	Includes intercompany eliminations recorded in consolidation and certain corporate costs.

Due to the delay in the issuance of the CPUC’s final decision in the California Utilities’ 2019 GRC, the California Utilities recorded revenues in the first quarter of 2019 based on levels authorized for 2018 under the 2016 GRC. The 2019 GRC FD, which was issued by the CPUC in September 2019, was effective retroactively to January 1, 2019. The California Utilities’ CPUC-authorized base revenues for the first quarter of 2020 are based on the revenues authorized for the 2019 test year plus the amount authorized for attrition for 2020. Had the 2019 GRC FD been in effect in the first quarter of 2019, SDG&E’s and SoCalGas’ earnings for the first quarter of 2019 would have been higher by $36 million and $84 million, respectively. These amounts were recorded in earnings in the third quarter of 2019. We provide additional information on the 2019 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E
The increase in earnings of $86 million (49%) in the three months ended March 31, 2020 was primarily due to:

▪	$65 million higher CPUC base operating margin, net of operating expenses, including $36 million lower CPUC base operating margin in 2019 due to the delay in the issuance of the 2019 GRC FD;

▪	$38 million higher electric transmission margin, including the following impacts from the March 2020 FERC-approved TO5 settlement proceeding:

◦	$18 million to conclude a rate base matter, and

◦
$9 million favorable impact from the retroactive application of the final TO5 settlement for 2019. The settlement proceeding increased SDG&E’s authorized ROE from 10.05% to 10.60%, effective June 1, 2019; and

▪	$9 million higher AFUDC equity; offset by

▪
$31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed to be allocated to shareholders in a January 2019 decision; and

▪	$6 million amortization of Wildfire Fund asset.
SoCalGas
The increase in earnings of $39 million (15%) in the three months ended March 31, 2020 was primarily due to:

▪	$109 million higher CPUC base operating margin, net of operating expenses, including $84 million lower CPUC base operating margin in 2019 due to the delay in the issuance of the 2019 GRC FD;

▪	$21 million higher income tax benefits from flow-through items; and

▪	$8 million penalties in 2019 related to the SoCalGas billing practices OII; offset by

▪	$72 million from impacts associated with Aliso Canyon natural gas storage facility litigation; and

▪	$35 million income tax benefit in 2019 from the impact of the January 2019 CPUC decision allocating certain excess deferred income tax balances to shareholders.
Sempra Texas Utilities
The increase in earnings of $11 million (12%) in the three months ended March 31, 2020 was primarily due to higher equity earnings from Oncor Holdings in 2020, driven mainly by the impact of Oncor’s acquisition of InfraREIT, Inc. in May 2019 and higher revenues due to rate updates to reflect increases in invested transmission capital, partially offset by higher operating costs and lower consumption due to weather.

Sempra Mexico
The increase in earnings of $134 million in the three months ended March 31, 2020 was primarily due to:

▪	$253 million favorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦	in 2020, $326 million favorable foreign currency and inflation effects, offset by a $91 million loss from foreign currency derivatives, and

◦	in 2019, $25 million unfavorable foreign currency and inflation effects, offset by a $7 million gain from foreign currency derivatives; and

▪	$8 million primarily due to the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline at IMG JV in the third quarter of 2019; offset by

▪	$144 million earnings attributable to NCI at IEnova in 2020 compared to $28 million earnings in 2019; and

▪	$9 million lower earnings at the Guaymas-El Oro segment of the Sonora pipeline primarily from force majeure payments that ended in August 2019.
Sempra Renewables
As we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Renewables sold its remaining wind assets and investments in April 2019, upon which date the segment ceased to exist.
Sempra LNG
The increase in earnings of $70 million in the three months ended March 31, 2020 was primarily due to:

▪
$43 million higher equity earnings from Cameron LNG JV primarily due to Train 1 and Train 2 commencing commercial operations under their tolling agreements in August 2019 and February 2020, respectively; and

▪	$42 million higher earnings from Sempra LNG’s marketing operations primarily driven by changes in natural gas prices; offset by

▪	$5 million higher liquefaction project development costs.
Parent and Other
The increase in losses of $131 million in the three months ended March 31, 2020 was primarily due to:

▪
$100 million equity losses from our investment in RBS Sempra Commodities to settle pending tax matters and related legal costs, which we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements; and

▪
$19 million net investment losses in 2020 compared to $15 million net investment gains in 2019 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations.

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
Earnings of $72 million in the three months ended March 31, 2020 compared to losses of $51 million for the same period in 2019 was primarily due to the following income tax impacts resulting from changes in outside basis differences in our South American businesses:

▪	$103 million income tax expense in 2019 related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses; and

▪
$7 million income tax benefit in 2020 compared to $13 million income tax expense in 2019 related to changes in outside basis differences from earnings and foreign currency effects since January 25, 2019.

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
Because changes in SoCalGas’ and SDG&E’s cost of natural gas and/or electricity are recovered in rates, changes in these costs are offset in the changes in revenues, and therefore do not impact earnings. In addition to the changes in cost or market prices, natural gas or electric revenues recorded during a period are impacted by customer billing cycles causing a difference between customer billings and recorded or authorized costs. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
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

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Natural gas revenues:
SoCalGas	$1,395	$1,361
SDG&E	219	205
Sempra Mexico	20	27
Eliminations and adjustments	(17)	(17)
Total	1,617	1,576
Electric revenues:
SDG&E	1,050	940
Eliminations and adjustments	(2)	(1)
Total	1,048	939
Total utilities revenues	$2,665	$2,515
Cost of natural gas:
SoCalGas	$278	$455
SDG&E	60	79
Sempra Mexico	3	5
Eliminations and adjustments	(4)	(8)
Total	$337	$531
Cost of electric fuel and purchased power:
SDG&E	$231	$258
Eliminations and adjustments	(2)	(2)
Total	$229	$256
Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by the California Utilities and included in Cost of Natural Gas. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended March 31,
	2020	2019
SoCalGas	$2.54	$3.85
SDG&E	3.75	4.60

In the three months ended March 31, 2020, Sempra Energy’s natural gas revenues increased by $41 million (3%) remaining at $1.6 billion primarily due to:

▪	$34 million increase at SoCalGas, which included:

◦	$181 million higher CPUC-authorized revenues, including $116 million lower revenues in 2019 due to the delay in the issuance of the 2019 GRC FD, and

◦	$36 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M, offset by

◦	$177 million decrease in cost of natural gas sold, which we discuss below; and

▪	$14 million increase at SDG&E, which included:

◦	$29 million higher CPUC-authorized revenues, including $23 million lower revenues in 2019 due to the delay in the issuance of the 2019 GRC FD, offset by

◦	$19 million decrease in the cost of natural gas sold, which we discuss below.

In the three months ended March 31, 2020, our cost of natural gas decreased by $194 million (37%) to $337 million primarily due to:

▪	$177 million decrease at SoCalGas due to $143 million from lower average natural gas prices and $34 million from lower volumes driven by weather; and

▪	$19 million decrease at SDG&E due to lower average natural gas prices and lower volumes driven by weather.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended March 31, 2020, our electric revenues, substantially all of which are at SDG&E, increased by $109 million (12%) to $1.0 billion, including:

▪	$67 million increase in transmission operations, including the following impacts related to the March 2020 FERC-approved TO5 settlement proceeding:

◦	$26 million to settle a rate base matter, and

◦	$12 million favorable impact from the retroactive application of the final TO5 settlement for 2019; and

▪	$55 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M; offset by

▪	$27 million lower cost of electric fuel and purchased power, which we discuss below.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, decreased by $27 million (11%) to $229 million in the three months ended March 31, 2020, primarily due to a decrease in residential demand primarily from an increase in rooftop solar adoption.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2020	2019
REVENUES
Sempra Mexico	$289	$356
Sempra Renewables	—	7
Sempra LNG	123	141
Parent and other(1)	(48)	(121)
Total revenues	$364	$383
COST OF SALES(2)
Sempra Mexico	$69	$121
Sempra LNG	39	103
Parent and other(1)	(49)	(116)
Total cost of sales	$59	$108

(1)	Includes eliminations of intercompany activity.

(2)	Excludes depreciation and amortization, which are presented separately on the Sempra Energy Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2020, revenues from our energy-related businesses decreased by $19 million (5%) to $364 million primarily due to:

▪	$67 million decrease at Sempra Mexico primarily due to:

◦	$49 million from the marketing business primarily from lower natural gas prices and volumes,

◦	$26 million lower revenues at TdM primarily due to lower natural gas prices and volumes, and

◦	$10 million lower revenues primarily from force majeure payments that ended in August 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline, offset by

◦	$14 million increase primarily due to higher volumes at the Ventika wind power generation facilities and from renewable assets placed in service in 2019; and

▪	$18 million decrease at Sempra LNG primarily due to:

◦	$55 million lower natural gas sales to Sempra Mexico due to lower natural gas prices and volumes and from fewer LNG cargoes sold, offset by

◦	$44 million increase from natural gas marketing operations primarily due to changes in natural gas prices; offset by

▪	$73 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the three months ended March 31, 2020, the cost of sales for our energy-related businesses decreased by $49 million (45%) to $59 million primarily due to:

▪	$64 million decrease at Sempra LNG mainly from natural gas marketing activities primarily from lower natural gas purchases; and

▪	$52 million decrease at Sempra Mexico mainly associated with lower revenues from the marketing business and TdM as a result of lower natural gas prices and volumes; offset by

▪	$67 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
Operation and Maintenance
Our O&M increased by $119 million (14%) to $951 million in the three months ended March 31, 2020 primarily due to:

▪	$133 million increase at SoCalGas primarily due to:

◦	$100 million from impacts associated with Aliso Canyon natural gas storage facility litigation, and

◦	$36 million higher expenses associated with CPUC-authorized refundable programs for which costs incurred are recovered in revenue; and

▪	$24 million increase at SDG&E primarily due to:

◦	$57 million higher expenses associated with CPUC-authorized refundable programs, offset by

◦	$31 million lower non-refundable operating costs, including liability insurance premium costs for 2019 that were not balanced due to the delay in the 2019 GRC FD; offset by

▪	$36 million decrease at Parent and other primarily from lower deferred compensation expense.
Other (Expense) Income, Net
As part of our central risk management function, we enter into foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains/losses associated with these derivatives are included in Other (Expense) Income, Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Tax Benefit (Expense) for Sempra Mexico’s consolidated entities and in Equity Earnings for Sempra Mexico’s equity method investments. We also utilize foreign currency derivatives to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sale of our operations in Peru and Chile, respectively. We discuss policies governing our risk management in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.
Other expense, net, in the three months ended March 31, 2020 was $254 million compared to other income, net, of $82 million in the same period in 2019. The change was primarily due to:

▪	$276 million net losses in 2020 from interest rate and foreign exchange instruments and foreign currency transactions compared to net gains of $20 million for the same period in 2019 primarily due to:

◦	$149 million foreign currency losses in 2020 compared to $10 million foreign currency gains in 2019 on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, and

◦	$125 million losses in 2020 compared to $10 million gains in 2019 on foreign currency derivatives as a result of fluctuation of the Mexican peso, offset by

◦	$11 million net gains in 2020 of foreign currency derivatives used to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sale of our operations in Peru and Chile; and

▪	$37 million investment losses in 2020 compared to $26 million investment gains in 2019 on dedicated assets in support of our executive retirement and deferred compensation plans; offset by

▪	$8 million in penalties in 2019 related to the SoCalGas billing practices OII.

Income Taxes
The table below shows the income tax expense and ETRs for Sempra Energy Consolidated, SDG&E and SoCalGas.

INCOME TAX (BENEFIT) EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2020	2019
Sempra Energy Consolidated:
Income tax (benefit) expense from continuing operations	$(207)	$42

Income from continuing operations before income taxes and equity earnings	$397	$501
Equity (losses) earnings, before income tax(1)	(43)	5
Pretax income	$354	$506

Effective income tax rate	(58)%	8%
SDG&E:
Income tax expense	$58	$5
Income before income taxes	$320	$182
Effective income tax rate	18%	3%
SoCalGas:
Income tax expense	$52	$19
Income before income taxes	$355	$283
Effective income tax rate	15%	7%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Consolidated
Income tax benefit in the three months ended March 31, 2020 compared to an income tax expense in the same period in 2019 was due to a lower ETR and lower pretax income. The change in ETR was primarily due to:

▪	$308 million income tax benefit in 2020 compared to $23 million income tax expense in 2019 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso; and

▪	$19 million income tax benefit in 2020 compared to $8 million income tax expense in 2019 related to share-based compensation; offset by

▪
$66 million total income tax benefits in 2019 from the release of regulatory liabilities at SDG&E and SoCalGas established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and

▪	$10 million income tax benefit in 2019 from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses.
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Note 1 of the Notes to Condensed Consolidated Financial Statements in this report and Notes 1 and 8 of the Notes to Consolidated Financial Statements in the Annual Report for further details about our accounting for income taxes and items subject to flow-through treatment.
SDG&E
The increase in SDG&E’s income tax expense in the three months ended March 31, 2020 was due to a higher ETR and higher pretax income. The change in ETR was primarily due to $31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
SoCalGas
The increase in SoCalGas’ income tax expense in the three months ended March 31, 2020 was due to a higher ETR and higher pretax income. The change in ETR was primarily due to $35 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.

Equity Earnings
In the three months ended March 31, 2020, equity earnings increased by $162 million to $263 million primarily due to:

▪
$171 million higher equity earnings at IMG JV, primarily due to foreign currency effects, including $149 million foreign currency gains in 2020 compared to $10 million foreign currency losses in 2019 on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net, and the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline;

▪
$55 million higher equity earnings at Cameron LNG JV primarily due to Train 1 and Train 2 commencing commercial operations under their tolling agreements in August 2019 and February 2020, respectively; and

▪	$21 million higher equity earnings at TAG JV primarily due to higher income tax benefits in 2020; offset by

▪	$100 million equity losses at RBS Sempra Commodities in 2020, which represents an estimate of our obligations to settle pending tax matters and related legal costs at our equity method investment.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to NCI increased by $110 million to $151 million in the three months ended March 31, 2020 primarily due to an increase in earnings attributable to NCI at Sempra Mexico primarily from foreign currency effects as a result of fluctuation of the Mexico peso.
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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy Consolidated’s comparative results of operations. Changes in foreign currency translation rates between periods resulted in $4 million lower earnings within discontinued operations in the first three months of 2020 compared to the same period in 2019.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended March 31,
	2020	2019	2020	2019
Other (expense) income, net	$(254)	$82	$(276)	$20
Income tax benefit (expense)	207	(42)	308	(23)
Equity earnings	263	101	181	(12)
Income from continuing operations, net of income tax	867	560	242	(18)
Income (loss) from discontinued operations, net of income tax	80	(42)	16	—
Earnings attributable to common shares	760	441	150	(10)

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
The COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. President Donald Trump officially declared a national emergency on March 13, 2020. The COVID-19 pandemic is causing a significant impact on the economy and people’s livelihoods, including substantial volatility and erosion of value in financial markets and a historic surge in unemployment claims while individuals adhere to shelter-in-place mandates and practice social distancing, and has resulted in sweeping action by governments and other authorities to help address these effects. The following describes some of these government actions and their current and anticipated impact on our businesses:

▪
On March 4, 2020, Governor Gavin Newsom proclaimed a State of Emergency in California as a result of the threat of COVID-19, and on March 19, 2020, the Governor imposed a California-wide shelter-in-place directive via an Executive Order that will remain in place indefinitely. The Governor’s Executive Order requires all individuals living in California to stay home or at their place of residence except as needed to maintain the continuity of 16 critical infrastructure sectors. Our businesses that invest in, develop and operate energy infrastructure and provide electric and gas services to customers in California have been identified as critical infrastructure under the Executive Order.

▪	On March 13, 2020, the California Utilities announced that they were voluntarily instituting a suspension of all customer disconnections for nonpayment of customer bills until further notice.

▪
On March 17, 2020, the CPUC announced that, retroactive to March 4, 2020, all energy companies under its jurisdiction, including the California Utilities, should take action to implement several emergency customer protection measures to support California customers. The measures apply to all residential and small business customers affected by the COVID-19 pandemic and include suspending service disconnections due to nonpayment, waiving late payment fees, and offering flexible payment plans for all customers experiencing difficulty paying their electric or gas bills. Similarly, on March 26, 2020, the PUCT issued orders that require retail electric providers to offer a deferred payment plan to customers, upon request, and authorized customer assistance programs for certain residential customers of electric service. The continuation of these circumstances could result in a material reduction in payments received from our customers and a material increase in uncollectible accounts that we may not be able to recover in rates, which could have a material adverse effect on the cash flows, financial condition and results of operations for Sempra Energy, SDG&E and SoCalGas.

▪
On March 30, 2020, the Mexican government announced a national state of sanitary emergency, suspending all non-essential activities and urging people in Mexico to stay at home until April 30, 2020, which was subsequently extended to May 30, 2020 and may be extended further. Essential business activities that may continue to operate during the health emergency include the conservation, maintenance and repair of critical infrastructure that ensures the production and distribution of electric and gas services.

▪
On April 16, 2020, the CPUC approved a resolution authorizing each of the California Utilities to establish a CPPMA to track and request recovery of incremental costs associated with complying with measures implemented by the CPUC related to the COVID-19 pandemic. Although we are tracking these costs, which will include incremental amounts associated with customer nonpayments, CPUC approval is required to collect all or any portion of the balance of the CPPMA, which is not assured. Similarly, the PUCT has provided for the use of a regulatory asset accounting mechanism and a subsequent process through which regulated utility companies may seek future recovery of expenses resulting from the effects of the COVID-19 pandemic, as well as the creation of a COVID-19 Electricity Relief Program fund through which transmission and distribution utilities and retail electric providers may seek to recover a reasonable portion of the cost of providing uninterrupted services to customers facing financial hardship due to the effects of the COVID-19 pandemic. There can be no assurance, however, that our Texas utilities will be able to recover any of the costs they incur from their response to the COVID-19 pandemic through these programs or otherwise.

▪
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and signed into law in response to the COVID-19 pandemic. The CARES Act contains significant business tax provisions, including a delay of payment of employer payroll taxes and an acceleration of refunds of corporate alternative minimum tax (AMT) credits. Sempra Energy, SDG&E and SoCalGas expect to benefit from deferring payment of the employer’s share of payroll taxes through the end of 2020, with half of such taxes to be paid by the end of 2021 and the other half to be paid by the end of 2022. Sempra Energy has filed a refund claim for its corporate AMT credits and expects to receive approximately $56 million in 2020 rather than in installments through 2021.

In addition, we and other companies, including our partners, are taking steps to try to protect the health and well-being of our employees and other stakeholders. As our businesses continue to operate, our priority is the safety of our employees, customers, partners and the communities we serve. For example, we have activated our business continuity plans and continue to work closely with local, state and federal authorities to provide essential services with minimum interruption to customers and in accordance with applicable shelter-in-place orders. We have implemented precautionary measures across our businesses, including requiring employees to work remotely when possible, restricting non-essential business travel, increasing facility sanitization and communicating proper health and safety protocols to employees. Additionally, SDG&E announced that it is postponing all noncritical planned outages, while continuing with those related to public safety, emergencies and wildfire mitigation, to try to protect employees and maintain service to customers as seamlessly as possible. We also have engaged an infectious disease expert to advise us during this public health crisis. Through the end of the first quarter of 2020, these actions have not required significant outlays of capital and have not had a material impact on our results of operations, but these or other measures that we may implement in the future could have a substantial effect on our liquidity, cash flows, financial position and results of operations if circumstances related to the COVID-19 pandemic worsen or continue for an extended period of time.
The COVID-19 pandemic and its widespread effects may also impact our capital plans, liquidity and asset values. For example:

▪
Our capital projects and planned expenditures could experience delays due to the COVID-19 pandemic, either because we decide to postpone certain activities in an effort to preserve cash or other resources or for other reasons related to the pandemic that are beyond our control, including supply chain and contractor performance delays or delays in the issuance of required permits. Any such delay could have a material effect on our capital plans and results of operations. We discuss the potential for these delays in further detail with respect to each of our segments below.

▪
The decline and volatility in the financial markets has had a significant impact on certain of the markets that we typically access for working capital and other liquidity requirements. See the discussion in “Liquidity” below for more information.

▪
We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits and nuclear decommissioning. Although all of our trust funds’ investments are diversified and managed in compliance with applicable laws and regulations, the value of the investments in these trusts declined significantly in the second half of the first quarter of 2020 due to a decline in the equity markets and volatility in the fixed income market triggered by the COVID-19 pandemic. These markets continue to be volatile. The decrease in asset values has not affected the funds’ ability to make their required payments; however, this could change if conditions worsen or continue for an extended period. Moreover, if asset values do not recover, our funding requirements for pension and other postretirement benefit plans in 2021 may increase. Other factors may also impact funding requirements for pension and other postretirement benefit plans, including changes to discount rates, assumed rates of return, mortality tables and regulations. Funding requirements for SDG&E’s NDT could be impacted by the value of the assets as well as the timing and amount of SONGS decommissioning costs. At the California Utilities, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and SDG&E’s NDT, including our investment allocation strategies for assets in these trusts, in Notes 9 and 15, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.

▪
We perform recovery testing of our recorded asset values when market conditions indicate that such values may not be recoverable. Given the current economic environment, including the significant decline in the price of our common stock, market volatility and potential reduction in customer collections, we considered whether these events or changes in circumstances triggered the need for an interim impairment analysis for our long-lived assets, intangible assets and goodwill. We determined that, given the existing headroom in our prior quantitative tests and assessment of the impact of these conditions on our businesses, there was no triggering event as of March 31, 2020. However, as the effects of the COVID-19 pandemic continue to evolve, we will continue to assess the need to perform an interim impairment test. To the extent the recorded (carrying) value is in excess of the fair value, we would record a noncash impairment charge. A significant impairment charge related to our long-lived assets, intangible assets or goodwill would have a material adverse effect on our results of operations in the period in which it is recorded.

For a further discussion of risks and uncertainties related to the COVID-19 pandemic, see below in “Item 1A. Risk Factors.”
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, proceeds from recent and planned asset sales, borrowings under our credit facilities, distributions from our equity method investments, issuances of debt, project financing and partnering in JVs. We believe that these cash flow sources, combined with available funds, will be adequate to fund our current operations, including to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund dividends

▪	fund new business or asset acquisitions or start-ups

▪	fund capital contribution requirements

▪	repay maturing long-term debt

▪	fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
Sempra Energy and the California Utilities currently have reasonable access to the long-term debt markets and are not currently constrained in any significant way in their ability to borrow money at reasonable rates from commercial banks, under existing revolving credit facilities or through public offerings registered with the SEC. There have been, however, substantial disruptions caused by the COVID-19 pandemic in the commercial paper markets during the second half of the first quarter of 2020, which have historically been a primary source of working capital for Sempra Energy and the California Utilities. In addition, the capital markets in general and the availability of financing from commercial banks also have shown periods of significant distress in the second half of the first quarter of 2020 due to the COVID-19 pandemic, and our ability to access the capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained, especially if these conditions worsen or continue for an extended period. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Sempra Energy, Sempra Global, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024. The table below shows the amount of available funds at March 31, 2020, including available unused credit on these primary U.S. credit facilities. In addition, IEnova has $1.9 billion in lines of credit, with approximately $136 million available unused credit at March 31, 2020.

AVAILABLE FUNDS AT MARCH 31, 2020
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$2,247	$203	$389
Available unused credit(2)(3)	4,010	1,300	750

(1)	Amounts at Sempra Energy Consolidated include $542 million held in non-U.S. jurisdictions. We discuss repatriation in Note 1 of the Notes to Condensed Consolidated Financial Statements.

(2)
Available unused credit is the total available on Sempra Energy’s, Sempra Global’s, SDG&E’s and SoCalGas’ credit facilities that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements.

(3)	Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our California Utilities use short-term debt primarily to meet working capital needs. Commercial paper, revolving lines of credit and term loans were our primary sources of short-term debt funding in the first quarter of 2020. In an effort to protect our liquidity in light of the COVID-19 pandemic, Sempra Energy, Sempra Global, SDG&E, SoCalGas and IEnova each drew amounts under their respective credit facilities in the first quarter of 2020, a substantial portion of which were repaid through terms loans obtained in the first quarter of 2020 by Sempra Energy and SDG&E. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Sempra Energy and SDG&E obtained 364-day term loans with aggregate principal amounts outstanding at March 31, 2020, of $1,525 million and $200 million, respectively. At March 31, 2020, SDG&E classified a total of $400 million of its then outstanding revolving line of credit and term loan as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis. In April 2020, SDG&E completed a $400 million public offering of first mortgage bonds maturing in 2050 and repaid the amounts borrowed under its revolving line of credit. On April 1, 2020, Sempra Energy borrowed an additional $75 million under its term loan.

Credit Ratings
We provide additional information about the credit ratings of Sempra Energy, SDG&E and SoCalGas in “Item 1A. Risk Factors” and “Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels in the first three months of 2020.

CREDIT RATINGS AT MARCH 31, 2020

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
Sempra Energy has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at March 31, 2020.
On April 15, 2020, Moody’s placed Sempra Energy on review for downgrade.
Loans to/from Affiliates
At March 31, 2020, Sempra Energy had $615 million in loans to unconsolidated affiliates and $263 million in loans from unconsolidated affiliates.
California Utilities
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature and the changing energy marketplace, as well as the other matters described in this report.
SDG&E and SoCalGas expect that the available unused credit from their credit facilities described above, cash flows from operations, and debt issuances will continue to be adequate to fund their respective current operations and planned capital expenditures. The California Utilities are continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. Some of our customers will likely experience diminished ability to pay their electric or gas bills, leading to slower payments and higher levels of nonpayment than has been the case historically. These impacts could be significant and could require modifications to our financing plans. The California Utilities manage their capital structure and pay dividends when appropriate and as approved by their respective boards of directors.
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, changes in balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change between over- and undercollected status, including commodity and transportation balancing accounts, may have a significant impact on cash flows. These changes generally represent the difference between when costs are incurred and when they are ultimately recovered in rates through billings to customers.

SDG&E
Wildfire Fund
In 2019, SDG&E recorded a Wildfire Fund asset for committed shareholder contributions to the Wildfire Fund. We describe the Wildfire Legislation and related accounting treatment in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire claims for which they will seek recovery from the Wildfire Fund. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from the IOUs. As a result, if any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra Energy’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could cause a material adverse effect on SDG&E’s and Sempra Energy’s cash flows, results of operations and financial condition.
SoCalGas
SoCalGas’ performance will also depend on the resolution of legal, regulatory and other matters concerning the Leak at the Aliso Canyon natural gas storage facility, which we discuss further in Note 11 of the Notes to Condensed Consolidated Financial Statements in this report, and in “Item 1A. Risk Factors” in the Annual Report.
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015, through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility located in Los Angeles County. In February 2016, CalGEM confirmed that the well was permanently sealed.
Cost Estimates, Accounting Impact and Insurance. At March 31, 2020, SoCalGas estimates the costs related to the Leak are $1,408 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $284 million is accrued as Reserve for Aliso Canyon Costs and $6 million is accrued in Deferred Credits and Other as of March 31, 2020 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
Except for the amounts paid or estimated to settle certain actions, the cost estimate does not include all litigation or regulatory costs to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, or civil, administrative or criminal fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than directors’ and officers’ liability insurance, after taking into consideration the additional accrual related to litigation matters described in Note 11 of the Notes to Condensed Consolidated Financial Statements, we have effectively exhausted all of our insurance in this matter, except as to certain defense costs we may incur in the future, including those related to the shareholder derivative lawsuits. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery for all or a substantial portion of these costs, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.

As of March 31, 2020, we recorded the expected recovery of the cost estimate related to the Leak of $511 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $766 million of insurance proceeds we received through March 31, 2020. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
During the suspension period, SoCalGas advised the California ISO, California Energy Commission, CPUC and Pipeline and Hazardous Materials Safety Administration of its concerns that the inability to inject natural gas into the Aliso Canyon natural gas storage facility posed a risk to energy reliability in Southern California. The CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility as well as protocols for the withdrawal of gas, to help ensure safe and reliable natural gas service, while helping to maintain stable energy prices in Southern California. Limited withdrawals of natural gas from the facility were made in 2018, 2019 and 2020 to augment natural gas supplies during critical demand periods.
In February 2017, the CPUC opened a proceeding pursuant to SB 380 to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility. If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At March 31, 2020, the Aliso Canyon natural gas storage facility had a net book value of $771 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
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

Sempra Mexico
Sempra Mexico is currently building or developing terminals for the receipt, storage, and delivery of liquid fuels in the new port of Veracruz and vicinity of Mexico City, Puebla, Topolobampo, Manzanillo, and Ensenada. Sempra Mexico is also developing new solar facilities in Juárez, Chihuahua, and Benjamin Hill, Sonora, through which it will supply renewable energy to several private companies. We expect the projects to commence commercial operations on various dates in 2020 and 2021, but these expected commencement dates could be delayed by worsening or extended disruptions of project construction or development caused by the COVID-19 pandemic. See “Item 1A. Risk Factors” below. We expect to fund these capital expenditures and investments, operations and dividends at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from project financing, sales of securities, interim funding from the parent or affiliates, and partnering in JVs. Sempra Mexico is continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations.
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, IEnova received force majeure payments for the Guaymas-El Oro segment of the Sonora pipeline from August 2017 to August 2019. Under an agreement between IEnova and the CFE, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by May 15, 2020 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. The parties are currently discussing a new service start date in the event the pipeline is not repaired by May 15, 2020, but there can be no assurance that the parties will have agreed on a new service start date if the pipeline is not repaired by that date. If IEnova is unable to make such repairs (which have not commenced) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Item 1A. Risk Factors” in the Annual Report.
Sempra LNG
Sempra LNG develops and builds natural gas liquefaction facilities and is pursuing the development of five strategically located LNG projects in North America with a long-term goal of enabling the delivery of natural gas to the largest world markets. We expect Sempra LNG to require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flows, funding from the parent, project financing and participating in JVs, including ECA LNG JV with IEnova.
North American natural gas prices, when in decline, negatively affect profitability at Sempra LNG. Also, a reduction in projected global demand for LNG could result in increased competition among those developing projects in an environment of declining LNG demand, such as the Sempra Energy-sponsored LNG export initiatives. Our LNG projects currently under development could be delayed by the worldwide economic slowdown as a result of the COVID-19 pandemic, by the current uncertainty in the global oil and gas markets as a result of the unprecedented decline in oil prices or by a combination of these factors. For a discussion of these risks and other risks involving changing commodity prices, see “Item 1A. Risk Factors” in the Annual Report and in “Item 1A. Risk Factors” below.
Cameron LNG JV Three-Train Liquefaction Project (Phase 1)
Sempra LNG, through its interest in Cameron LNG JV, is constructing a three-train natural gas liquefaction export facility with an expected export capability of 12 Mtpa of LNG. Construction on the three-train liquefaction project began in the second half of 2014 under an EPC contract with a JV between CB&I, LLC (as assignee of CB&I Shaw Constructors, Inc.), a wholly owned subsidiary of McDermott International, Inc., and Chiyoda International Corporation, a wholly owned subsidiary of Chiyoda Corporation. The majority of the construction is project-financed at the JV, with most or all of the remainder of the capital requirements provided by the project partners, including Sempra Energy, through equity contributions under the project equity agreements. We expect that our remaining equity requirements to complete the project will be met by a combination of our share of cash generated from the first two liquefaction trains that have commenced operations and, if required, additional cash contributions. Sempra Energy signed guarantees for 50.2% of Cameron LNG JV’s financing obligations for a maximum amount of up to $4.0 billion. The guarantees will terminate upon satisfaction of certain conditions, including all three trains achieving financial completion by September 30, 2021 (with up to an additional 365-day extension beyond such date permitted in cases of force majeure). However, if Cameron LNG JV fails to satisfy the financial completion criteria, a demand could be made under the guarantee for Sempra Energy’s 50.2% share of Cameron LNG JV’s obligations under the financing arrangements then due and payable, which could have a material adverse impact on Sempra Energy’s liquidity.

Cameron LNG JV achieved commercial operations of Train 1 and Train 2 under its tolling agreements in August 2019 and February 2020, respectively. We expect Train 3 will commence commercial operations in the third quarter of 2020. However, the expected commencement of Train 3’s commercial operations could be delayed by worsening or extended disruptions of project construction and commissioning caused by the COVID-19 pandemic.
Large-scale construction projects such as the design, development and construction of the Cameron LNG JV liquefaction facility involve numerous risks and uncertainties, including among others, the potential for unforeseen engineering challenges, severe weather events, global pandemics, substantial construction delays and increased costs. In addition, once completed, the facility may be subject to design flaws, equipment failures and other operational issues, which could cause the facility to suspend operations or operate at a reduced capacity.
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

Proposed Cameron Liquefaction Expansion (Phase 2)
Cameron LNG JV has received the major permits and FTA and non-FTA approvals necessary to expand the current configuration of the Cameron LNG JV liquefaction project beyond Phase 1. The permits obtained for Phase 2 include up to two additional liquefaction trains and up to two additional full containment LNG storage tanks (one of which was permitted with the original three-train project).
Expansion of the Cameron LNG liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from the project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Discussions among all the Cameron LNG JV partners have been taking place regarding how an expansion may be structured and we expect that discussions will continue. There can be no assurance that the Cameron LNG JV members will unanimously agree on an expansion structure, which, if not accomplished in a timely manner, could materially and adversely impact the development of the expansion project. In light of this, we are unable to predict whether or when Cameron LNG JV might be able to move forward on expansion of the Cameron LNG liquefaction facility beyond the first three trains.
In November 2018, Sempra Energy and TOTAL S.A. entered into an MOU that provides a framework for cooperation for the development of the potential Cameron LNG JV expansion project and the potential ECA LNG JV liquefaction-export project that we describe below in “ECA LNG JV Liquefaction Export Project.” The MOU contemplates TOTAL S.A. potentially contracting for up to approximately 9 Mtpa of LNG offtake across these two development projects and provides TOTAL S.A. the option to acquire an equity interest in the proposed ECA LNG JV project. In addition, in October 2019, Sempra Energy and Mitsui & Co., Ltd. entered into an MOU that provides a framework for potential offtake by Mitsui & Co., Ltd. from the potential Cameron LNG JV expansion project and the second phase of the potential ECA LNG JV project, as well as Mitsui & Co., Ltd.’s potential acquisition of an equity interest in the second phase of the potential ECA LNG JV project. In May 2020, Sempra Energy and Mitsubishi Corporation entered into an MOU that provides a framework for development of and potential offtake by Mitsubishi Corporation from the potential Cameron LNG JV expansion project. The ultimate participation of and offtake by TOTAL S.A., Mitsui & Co., Ltd. and Mitsubishi Corporation remains subject to negotiation and finalization of definitive agreements, among other factors, and TOTAL S.A., Mitsui & Co., Ltd. and Mitsubishi Corporation have no commitment to participate in and offtake from the projects.
The development of the potential Cameron LNG expansion project is subject to numerous other risks and uncertainties, including securing binding customer commitments; obtaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements; reaching a final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Item 1A. Risk Factors” in the Annual Report.

ECA LNG JV Liquefaction Export Project
Through a JV agreement, Sempra LNG and IEnova are developing a proposed natural gas liquefaction project at IEnova’s existing ECA LNG Regasification facility. The proposed liquefaction facility project, which is planned for development in two phases (a mid-scale project referred to as ECA LNG JV Phase 1 and a large-scale project referred to as ECA LNG JV Phase 2), is being developed to provide buyers with direct access to west coast LNG supplies. The ECA LNG Regasification facility currently has profitable long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, making the decisions on whether and how to pursue the ECA LNG JV Phase 2 liquefaction project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts. We do not believe that the development of ECA LNG JV Phase 1 will disrupt operations at the ECA LNG Regasification facility.
In March 2019, ECA LNG JV received two authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from its ECA LNG JV Phase 1 project, a one-train natural gas liquefaction export facility with a nameplate capacity of 3.25 Mtpa and initial offtake capacity of approximately 2.5 Mtpa, and its ECA LNG JV Phase 2 project, each of which is in development.
On February 27, 2020, we entered into an EPC contract with TechnipFMC for the engineering, procurement and construction of ECA LNG JV Phase 1. We have no obligation to move forward on the EPC contract, and we may release TechnipFMC to perform portions of the work pursuant to limited notices to proceed. We plan to fully release TechnipFMC to perform all of the work to construct ECA LNG JV Phase 1 only after we reach a final investment decision with respect to the project and after certain other conditions are met. The total price of the EPC contract for ECA LNG JV Phase 1 is estimated at approximately $1.5 billion. We estimate that capital expenditures for ECA LNG JV Phase 1 will approximate $1.9 billion, including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ, perhaps substantially, from our estimates.
In November 2018, Sempra LNG and IEnova signed Heads of Agreements with affiliates of TOTAL S.A., Mitsui & Co., Ltd. and Tokyo Gas Co., Ltd. for ECA LNG JV Phase 1 in respect of LNG sales of approximately 2.5 Mtpa in the aggregate. In April 2020, ECA LNG JV executed definitive 20-year LNG sale and purchase agreements with Mitsui & Co., Ltd. and an affiliate of TOTAL S.A. for approximately 0.8 Mtpa of LNG and 1.7 Mtpa of LNG, respectively. Each agreement remains subject to certain customary conditions of effectiveness, including our final investment decision for the project.
We continue to work towards reaching a final investment decision for ECA LNG JV Phase 1 in the second quarter of 2020. However, this project is contingent on the receipt of an export permit from the Mexican government. The closure of non-essential activities in Mexico in response to the COVID-19 pandemic has added to the uncertainty of the timing of the receipt of this permit and could delay our final investment decision beyond the second quarter of 2020.
The development of both the ECA LNG JV Phase 1 and ECA LNG JV Phase 2 projects is subject to numerous risks and uncertainties, including obtaining binding customer commitments for Phase 2; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract for Phase 2, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a final investment decision; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes and permit challenges could materially and adversely affect the development of these projects. For a discussion of these risks, see “Item 1A. Risk Factors” in the Annual Report.

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
In April 2019, the FERC approved the siting, construction and operation of the proposed Port Arthur LNG liquefaction facility, along with certain natural gas pipelines, including the Louisiana Connector Pipeline, that could be used to supply feed gas to the liquefaction facility, assuming the project is completed.
On February 28, 2020, we entered into an EPC contract with Bechtel for the proposed Port Arthur LNG liquefaction project. The EPC contract contemplates the construction of two liquefaction trains with a nameplate capacity of approximately 13.5 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. We plan to fully release Bechtel to perform all of the work to construct the Port Arthur LNG liquefaction project only after we reach a final investment decision with respect to the project and after certain other conditions are met, including obtaining project financing. If we issue the full notice to proceed by July 15, 2020, the price under the fixed-price EPC contract is estimated to be approximately $8.9 billion. This does not include costs associated with changes to the project’s scope or the occurrence of certain events that would entitle Bechtel to relief under the contract, including customary events for similar agreements of this type such as force majeure events, certain changes in law, the discovery of certain differing site conditions, and certain delays to the work that we may cause. If we issue the full notice to proceed after July 15, 2020, the price will be subject to price escalations. If the full notice to proceed is not issued by October 15, 2020, then the EPC contract, including the price, will be subject to renegotiation. Any changes to the EPC contract will require the agreement of both parties, which cannot be assured.
In December 2018, Polish Oil & Gas Company (PGNiG) and Port Arthur LNG entered into a definitive 20-year agreement for the sale and purchase of 2 Mtpa of LNG per year from the Port Arthur LNG liquefaction project. Under the agreement, LNG purchases by PGNiG from Port Arthur LNG will be made on a free-on-board basis, with PGNiG responsible for shipping the LNG from the Port Arthur facility to the final destination. Port Arthur LNG will manage the gas pipeline transportation, liquefaction processing and cargo loading. The agreement is subject to certain conditions precedent, including Port Arthur LNG making a positive final investment decision within certain agreed timelines. The failure of these conditions precedent to be satisfied or waived within the agreed timelines could result in the termination of the agreement.
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
We continue to work on completing all necessary milestones so that we are prepared to make a final investment decision for the proposed Port Arthur LNG liquefaction project when appropriate. The impact of the COVID-19 pandemic on the global economy and the current uncertainty in the financial and energy markets has delayed the expected timing of our final investment decision from 2020 to 2021.
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

Discontinued Operations
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, in January 2019, our board of directors approved a plan to sell our South American businesses. On April 24, 2020, we completed the sale of our equity interests in our Peruvian businesses for an aggregate base purchase price of $3.59 billion, subject to post-closing adjustments. In October 2019, we entered into an agreement to sell our equity interests in our Chilean businesses for an aggregate base purchase price of $2.23 billion, subject to customary adjustments for working capital and changes in net indebtedness and other adjustments. We expect the sale to close in the second quarter of 2020, subject to satisfaction of conditions to closing.
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
SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$1,318	$498	$757
2019	951	443	376
Change	$367	$55	$381

Net increase in Reserve for Aliso Canyon Costs primarily due to $276 higher accruals and $98 lower payments	$375		$375
Higher net income, adjusted for noncash items included in earnings	169	$109	121
Change in long-term GHG obligations	49		42
Higher distributions of earnings from Oncor Holdings	19
Net increase in Insurance Receivable for Aliso Canyon Costs primarily due to $176 higher accruals offset by $19 insurance proceeds received	(156)		(156)
Deferred revenue due to the TCJA at the California Utilities in 2019	(43)	(20)	(23)
Change in intercompany activities with discontinued operations	(31)
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)		(46)	47
Other	10	12	(25)
Change in net cash flows from discontinued operations	(25)
	$367	$55	$381

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$(1,181)	$(402)	$(388)
2019	(610)	(356)	(324)
Change	$(571)	$(46)	$(64)

Net proceeds from the February 2019 sale of Sempra LNG’s non-utility natural gas storage assets	$(322)
Increase in capital expenditures	(227)	$(46)	$(64)
Other	(27)
Change in net cash flows from discontinued operations	5
	$(571)	$(46)	$(64)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$2,114	$97	$10
2019	(381)	(75)	(67)
Change	$2,495	$172	$77

Increase (decrease) in short-term debt, net	$1,630	$(27)	$(564)
Higher issuances of long-term debt	1,048	400	649
Higher issuances of commercial paper and other short-term debt with maturities greater than 90 days	267
Higher payments on long-term debt and finance leases	(503)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(93)
Higher common dividends paid		(200)
Other	(10)	(1)	(8)
Change in net cash flows from discontinued operations mainly due to a net increase in short-term debt	156
	$2,495	$172	$77

Capital Expenditures and Investments and Acquisitions

EXPENDITURES FOR PP&E AND INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Three months ended March 31,
	2020	2019
SDG&E	$402	$356
SoCalGas	388	324
Sempra Texas Utilities	86	56
Sempra Mexico	170	85
Sempra LNG	47	56
Parent and other	3	—
Total	$1,096	$877

The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT. Excluding discontinued operations, in 2020, we expect to make capital expenditures and investments of approximately $5.7 billion, a decrease from the $5.9 billion summarized in “Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The decrease is primarily attributable to Phase 1 of the ECA LNG JV liquefaction export project at Sempra LNG.

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
COMMODITY PRICE RISK
In the first quarter of 2020, there were no significant changes in our exposure to commodity price risk.

INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	March 31, 2020			December 31, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Short-term:
California Utilities	$—	$—	$—	$710	$80	$630
Other	5,744	—	—	2,798	—	—
Long-term:
California Utilities fixed-rate	$9,582	$5,123	$4,459	$8,949	$5,140	$3,809
California Utilities variable-rate	400	400	—	—	—	—
Other fixed-rate	10,485	—	—	11,561	—	—
Other variable-rate	746	—	—	746	—	—

(1)
After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable long-term debt. If weighted-average interest rates on short-term debt outstanding at March 31, 2020 increased or decreased by 10%, the change in earnings over the next 12-month period ended March 31, 2021 would be approximately $14 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at March 31, 2020, after considering the effects of interest rate swaps, the change in earnings over the next 12-month period ended March 31, 2021 would be approximately $2 million.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At March 31, 2020, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Sempra Energy, SDG&E and SoCalGas maintain disclosure controls and procedures designed to ensure that information required to be disclosed in their respective reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the management of each company, including each respective principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.

INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in Sempra Energy’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters (1) described in Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements in this report and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Item 7. MD&A” in the Annual Report.

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries, you should consider carefully the risk factors and all other information contained in this report, including the factors discussed above in “Item 2. MD&A” and in this section, and in the other documents we file with the SEC, including the factors disclosed in “Item 1A. Risk Factors” in the Annual Report. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in the Annual Report. Any of the risk factors and other information discussed in this report or any of the risk factors disclosed in “Item 1A. Risk Factors” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, could materially and adversely affect our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities or those of our subsidiaries.
Risks Related to All Sempra Energy Businesses
Our business faces risks related to the COVID-19 pandemic.
The COVID-19 pandemic is currently materially impacting countries, communities, supply chains and markets around the world. The U.S. economy is experiencing a significant slowdown and claims for unemployment are increasing to historic levels. To date, the COVID-19 pandemic has not had a material impact on our results of operations. However, we are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain business activities, among other modifications. If these or other similar measures were to increase or continue for an extended period, we could experience employee absenteeism, decreased efficiency and productivity by our workforce and other similar impacts that could jeopardize our ability to sustain operations and satisfy compliance requirements. We also have observed other companies, including our current and prospective counterparties, customers and partners, as well as many governments, including our regulators and other governing bodies that affect our businesses, taking precautionary, preemptive and responsive actions to address the effects of the COVID-19 pandemic, and they may take further actions that alter their normal operations. These actions by third parties could impact our operations, results, liquidity and ability to pursue capital projects and strategic initiatives. For example, the CPUC has requested that all energy companies under its jurisdiction take action to implement several emergency customer protection measures to support California customers. The measures apply to all residential and small business customers affected by the COVID-19 pandemic and include suspending service disconnections due to nonpayment, waiving late payment fees, and offering flexible payment plans for all customers experiencing difficulty paying their electric or gas bills. These actions could result in a material reduction in payments received from our customers and a material increase in uncollectible accounts that we may not be able to recover in rates, which could have a material adverse effect on the cash flows, financial condition and results of operations for Sempra Energy, SDG&E and SoCalGas.
In addition, the economic slowdown caused by the COVID-19 pandemic, together with the increase of the supply of oil in world markets, has caused a material and unprecedented decline in oil prices and the demand for energy. These conditions, as well as potential disruptions of construction and development activity if our project counterparties implement or are required to implement stay-at-home or limited workforce measures in response to the pandemic, could result in increased competition among LNG project developers and substantial delays of some of our LNG and other projects currently under development. With respect to Phase 1 of the Cameron LNG JV liquefaction project currently under construction, although the project is considered a critical infrastructure project and is 99.5% complete, the impacts of the COVID-19 pandemic could cause unanticipated delays in completing the project.
Further, the COVID-19 pandemic has adversely affected conditions in the capital markets and may adversely affect our cost of and access to capital, including from the capital markets generally, from commercial paper markets and from commercial banks. Although Sempra Energy, SDG&E and SoCalGas are not currently constrained in any significant way in their ability to borrow money at reasonable rates, these circumstances could change if conditions worsen or continue for an extended period, which could have a material negative effect on our results of operations and on our strategic initiatives and prospects. To date, the COVID-19 pandemic has resulted in a slowdown of our capital spending, which could worsen if conditions deteriorate or fail to improve in the near term and which could have a material adverse effect on Sempra Energy’s, SDG&E’s and SoCalGas’ results of operations and prospects.
We will continue to actively monitor the effects of the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners and suppliers. However, we cannot at this time predict the extent to which the COVID-19 pandemic will further impact our liquidity, financial condition, results of operations and prospects.

ITEM 6. EXHIBITS
The exhibits listed below relate to each registrant as indicated. Unless otherwise indicated, the exhibits that are incorporated by reference herein were filed under File Number 1-14201 (Sempra Energy), File Number 1-40 (Pacific Lighting Corporation), File Number 1-03779 (San Diego Gas & Electric Company) and/or File Number 1-01402 (Southern California Gas Company).

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 3 -- ARTICLES OF INCORPORATION AND BYLAWS
Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008.		10-K	3.1	02/27/20

3.2	Bylaws of Sempra Energy (as amended through April 14, 2020).		8-K	3.1	04/14/20

3.3	Certificate of Determination of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra Energy (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed the Secretary of State of the State of California and effective January 5, 2018.		8-K	3.1	01/09/18

3.4	Certificate of Determination of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra Energy (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B) filed with the Secretary of State of the State of California and effective July 11, 2018.		8-K	3.1	07/13/18

San Diego Gas & Electric Company
3.5	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.6	Bylaws of San Diego Gas & Electric Company (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.7	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996.		10-K	3.01	03/28/97

3.8	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy
10.1*
Engineering, Procurement and Construction Contract, dated as of February 28, 2020, between Port Arthur LNG, LLC, PALNG Common Facilities Company, LLC (but only for the limited purpose set forth therein), and Bechtel Oil, Gas and Chemicals, Inc.
		X

Management Contract or Compensatory Plan, Contract or Arrangement
Sempra Energy/San Diego Gas & Electric/Southern California Gas Company
10.2	Severance Agreement and Mutual Release, dated March 30, 2020, between Sempra Energy and George Bilicic.	X

10.3	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Nonqualified Stock Option Award Agreement.		10-K	10.5	02/27/20

10.4	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Time-Based Restricted Stock Unit Award - Three Year Ratable Vest.		10-K	10.6	02/27/20

10.5	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.7	02/27/20

10.6	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - Relative to Shareholder Return Performance Measure - S&P 500 Index.		10-K	10.8	02/27/20

10.7	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Utilities Index.		10-K	10.9	02/27/20

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.

Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: May 4, 2020	By: /s/ Peter R. Wall
Peter R. Wall Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 4, 2020	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann Senior Vice President, Controller, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 4, 2020	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny Vice President, Controller, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)