Form 10-Q
period 2020-06-30
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2020-08-05
CIK 1032208, 92108, 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number			State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY			California	33-0732627	No change
488 8th Avenue
	San Diego,	California	92101
	(619)	696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY			California	95-1184800	No change
8326 Century Park Court
	San Diego,	California	92123
	(619)	696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY			California	95-1240705	No change
555 West Fifth Street
	Los Angeles,	California	90013
	(213)	244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
SEMPRA ENERGY:
Sempra Energy Common Stock, without par value	SRE	NYSE

Sempra Energy 6% Mandatory Convertible Preferred Stock, Series A, $100 liquidation preference	SREPRA	NYSE

Sempra Energy 6.75% Mandatory Convertible Preferred Stock, Series B, $100 liquidation preference	SREPRB	NYSE

Sempra Energy 5.75% Junior Subordinated Notes Due 2079, $25 par value	SREA	NYSE

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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on August 4, 2020:

Sempra Energy	289,259,674	shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

This combined report is separately filed by Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any one of these individual reporting companies is filed by such company on its own behalf. Each company makes statements herein only as to itself and its consolidated subsidiaries and makes no statement whatsoever as to any other company.
You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Part I – Item 1 sections are provided for each reporting company, except for the Notes to Condensed Consolidated Financial Statements. The Notes to Condensed Consolidated Financial Statements for all of the reporting companies are combined. All Items other than Part I – Item 1 are combined for the three reporting companies.

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

GLOSSARY

2019 GRC FD	final decision in the California Utilities’ 2019 General Rate Case
AB	California Assembly Bill
AEP	American Electric Power Company, Inc.
AFUDC	allowance for funds used during construction
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bay Gas	Bay Gas Storage Company, Ltd.
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
CalGEM	California Geologic Energy Management Division (formerly known as Division of Oil, Gas, and Geothermal Resources or DOGGR)
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CARB	California Air Resources Board
CCM	cost of capital adjustment mechanism
CENACE	Centro Nacional de Control de Energía (Mexico’s National Energy Control Center)
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
COFECE	Comisión Federal de Competencia Económica (Mexico’s Competition Commission)
COVID-19	coronavirus disease 2019
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG JV	ECA LNG Holdings B.V.
ECA LNG Regasification	Energía Costa Azul, S. de R.L. de C.V. regasification
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
EPC	engineering, procurement and construction
EPS	earnings per common share
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FTA	Free Trade Agreement
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HMRC	United Kingdom’s Revenue and Customs Department
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IMG JV	Infraestructura Marina del Golfo
InfraREIT	InfraREIT, Inc.
IOU	investor-owned utility
IRS	Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JV	joint venture
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
LPG	liquid petroleum gas

GLOSSARY (CONTINUED)

Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mississippi Hub	Mississippi Hub, LLC
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NOL	net operating loss
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
O&M	operation and maintenance expense
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
Otay Mesa VIE	Otay Mesa Energy Center LLC VIE
PG&E	Pacific Gas and Electric Company
PPA	power purchase agreement
PP&E	property, plant and equipment
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
ROU	right-of-use
RSU	restricted stock unit
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
STIH	Sempra Texas Intermediate Holding Company LLC
Securities Purchase Agreement	securities purchase agreement among Sharyland Utilities, LP, SU Investment Partners, L.P., Sempra Texas Utilities Holdings I, LLC (a wholly owned subsidiary of Sempra Energy) and Sempra Energy
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexican agency in charge of agriculture, land and urban development)
Sempra Global	holding company for most of Sempra Energy’s subsidiaries not subject to California or Texas utility regulation
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	Sempra Energy’s 6% mandatory convertible preferred stock, series A
series B preferred stock	Sempra Energy’s 6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra Energy’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Holdings	Sharyland Holdings, L.P.
Sharyland Utilities	Sharyland Utilities, L.L.C.
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
S&P	Standard & Poor’s
TAG JV	TAG Norte Holding, S. de R.L. de C.V.
TCJA	Tax Cuts and Jobs Act of 2017
TdM	Termoeléctrica de Mexicali
TechnipFMC	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of TechnipFMC plc
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TO4	Electric Transmission Owner Formula Rate, effective through May 31, 2019
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TTHC	Texas Transmission Holdings Corporation
TTI	Texas Transmission Investment LLC
U.S. GAAP	accounting principles generally accepted in the United States of America
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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

▪
decisions, investigations, regulations, issuances of permits and other authorizations, renewal of franchises, and other actions by (i) the CFE, CPUC, DOE, PUCT, and other regulatory and governmental bodies and (ii) states, cities, counties and other jurisdictions in the U.S., Mexico and other countries in which we operate or do business;

▪
the success of business development efforts, construction projects and major acquisitions and divestitures, including risks in (i) the ability to make a final investment decision and completing construction projects on schedule and budget, (ii) obtaining the consent of partners, (iii) counterparties’ financial or other ability to fulfill contractual commitments, (iv) the ability to complete contemplated acquisitions, and (v) the ability to realize anticipated benefits from any of these efforts once completed;

▪
the impact of the COVID-19 pandemic on our (i) ability to commence and complete capital and other projects and obtain regulatory approvals, (ii) supply chain and current and prospective counterparties, contractors, customers, employees and partners, (iii) liquidity, resulting from bill payment challenges experienced by our customers, including in connection with a CPUC-ordered suspension of service disconnections, decreased stability and accessibility of the capital markets and other factors, and (iv) ability to sustain operations and satisfy compliance requirements due to social distancing measures or if employee absenteeism were to increase significantly;

▪	the resolution of civil and criminal litigation, regulatory inquiries, investigations and proceedings, and arbitrations;

▪	actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow at favorable interest rates;

▪	moves to reduce or eliminate reliance on natural gas and the impact of the extreme volatility and unprecedented decline of oil prices on our businesses and development projects;

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

▪
the impact at SDG&E on competitive customer rates and reliability due to the growth in distributed and local power generation, including from departing retail load resulting from customers transferring to Direct Access, Community Choice Aggregation or other forms of distributed or local power generation, and the risk of nonrecovery for stranded assets and contractual obligations;

▪
Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director;

▪	volatility in foreign currency exchange, interest and inflation rates and commodity prices and our ability to effectively hedge the risk of such volatility;

▪
changes in trade policies, laws and regulations, including tariffs and revisions to or replacement of international trade agreements, such as the newly effective United States-Mexico-Canada Agreement, that may increase our costs or impair our ability to resolve trade disputes;

▪	the impact of changes to U.S. federal and state and foreign tax laws and our ability to mitigate adverse impacts; and

▪	other uncertainties, some of which may be difficult to predict and are beyond our control.
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described herein, in our Annual Report and in other reports that we file with the SEC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
REVENUES
Utilities	$2,233	$1,895	$4,898	$4,410
Energy-related businesses	293	335	657	718
Total revenues	2,526	2,230	5,555	5,128

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(131)	(136)	(468)	(667)
Cost of electric fuel and purchased power	(260)	(263)	(489)	(519)
Energy-related businesses cost of sales	(51)	(63)	(110)	(171)
Operation and maintenance	(898)	(838)	(1,849)	(1,670)
Depreciation and amortization	(412)	(389)	(824)	(772)
Franchise fees and other taxes	(121)	(112)	(258)	(242)
Gain on sale of assets	—	66	—	66
Other income (expense), net	62	28	(192)	110
Interest income	22	21	49	42
Interest expense	(274)	(258)	(554)	(518)
Income from continuing operations before income taxes and equity earnings	463	286	860	787
Income tax (expense) benefit	(168)	(47)	39	(89)
Equity earnings	233	118	496	219
Income from continuing operations, net of income tax	528	357	1,395	917
Income from discontinued operations, net of income tax	1,777	78	1,857	36
Net income	2,305	435	3,252	953
Earnings attributable to noncontrolling interests	(28)	(45)	(179)	(86)
Preferred dividends	(37)	(35)	(73)	(71)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$2,239	$354	$2,999	$795

Basic EPS:
Earnings from continuing operations	$1.58	$1.03	$3.93	$2.82
Earnings from discontinued operations	$6.06	$0.26	$6.31	$0.07
Earnings	$7.64	$1.29	$10.24	$2.89
Weighted-average common shares outstanding	293,060	274,987	292,925	274,831

Diluted EPS:
Earnings from continuing operations	$1.58	$1.01	$3.91	$2.78
Earnings from discontinued operations	$6.03	$0.25	$6.00	$0.07
Earnings	$7.61	$1.26	$9.91	$2.85
Weighted-average common shares outstanding	294,155	279,619	307,962	278,424

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after-tax)	Total
	(unaudited)
	Three months ended June 30, 2020 and 2019
2020:
Net income	$3,619	$(1,342)	$2,277	$28	$2,305
Other comprehensive income (loss):
Foreign currency translation adjustments	662	—	662	5	667
Financial instruments	(15)	4	(11)	(2)	(13)
Pension and other postretirement benefits	(3)	—	(3)	—	(3)
Total other comprehensive income	644	4	648	3	651
Comprehensive income	4,263	(1,338)	2,925	31	2,956
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$4,262	$(1,338)	$2,924	$31	$2,955
2019:
Net income	$466	$(76)	$390	$45	$435
Other comprehensive income (loss):
Foreign currency translation adjustments	14	—	14	2	16
Financial instruments	(90)	30	(60)	(8)	(68)
Pension and other postretirement benefits	21	(6)	15	—	15
Total other comprehensive loss	(55)	24	(31)	(6)	(37)
Comprehensive income	411	(52)	359	39	398
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$410	$(52)	$358	$39	$397

	Six months ended June 30, 2020 and 2019
2020:
Net income	$4,229	$(1,156)	$3,073	$179	$3,252
Other comprehensive income (loss):
Foreign currency translation adjustments	524	—	524	(15)	509
Financial instruments	(203)	57	(146)	(14)	(160)
Pension and other postretirement benefits	21	(2)	19	—	19
Total other comprehensive income (loss)	342	55	397	(29)	368
Comprehensive income	4,571	(1,101)	3,470	150	3,620
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$4,570	$(1,101)	$3,469	$150	$3,619
2019:
Net income	$1,136	$(269)	$867	$86	$953
Other comprehensive income (loss):
Foreign currency translation adjustments	46	—	46	6	52
Financial instruments	(158)	52	(106)	(12)	(118)
Pension and other postretirement benefits	25	(7)	18	—	18
Total other comprehensive loss	(87)	45	(42)	(6)	(48)
Comprehensive income	1,049	(224)	825	80	905
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,048	$(224)	$824	$80	$904

See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2020	December 31, 2019(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,894	$108
Restricted cash	33	31
Accounts receivable – trade, net	1,022	1,261
Accounts receivable – other, net	406	455
Due from unconsolidated affiliates	91	32
Income taxes receivable	121	112
Inventories	267	277
Regulatory assets	303	222
Greenhouse gas allowances	80	72
Assets held for sale in discontinued operations	—	445
Other current assets	423	324
Total current assets	7,640	3,339

Other assets:
Restricted cash	3	3
Due from unconsolidated affiliates	603	742
Regulatory assets	1,973	1,930
Nuclear decommissioning trusts	1,062	1,082
Investment in Oncor Holdings	11,758	11,519
Other investments	2,197	2,103
Goodwill	1,602	1,602
Other intangible assets	208	213
Dedicated assets in support of certain benefit plans	463	488
Insurance receivable for Aliso Canyon costs	505	339
Deferred income taxes	224	155
Greenhouse gas allowances	552	470
Right-of-use assets – operating leases	578	591
Wildfire fund	378	392
Assets held for sale in discontinued operations	—	3,513
Other long-term assets	694	732
Total other assets	22,800	25,874

Property, plant and equipment:
Property, plant and equipment	51,346	49,329
Less accumulated depreciation and amortization	(13,401)	(12,877)
Property, plant and equipment, net	37,945	36,452
Total assets	$68,385	$65,665

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30, 2020	December 31, 2019(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,143	$3,505
Accounts payable – trade	1,302	1,234
Accounts payable – other	145	179
Due to unconsolidated affiliates	9	5
Dividends and interest payable	539	515
Accrued compensation and benefits	350	476
Regulatory liabilities	569	319
Current portion of long-term debt and finance leases	2,285	1,526
Reserve for Aliso Canyon costs	256	9
Greenhouse gas obligations	80	72
Liabilities held for sale in discontinued operations	—	444
Other current liabilities	917	866
Total current liabilities	9,595	9,150

Long-term debt and finance leases	20,535	20,785

Deferred credits and other liabilities:
Due to unconsolidated affiliates	267	195
Pension and other postretirement benefit plan obligations, net of plan assets	1,068	1,067
Deferred income taxes	2,574	2,577
Deferred investment tax credits	20	21
Regulatory liabilities	3,432	3,741
Asset retirement obligations	2,950	2,923
Greenhouse gas obligations	402	301
Liabilities held for sale in discontinued operations	—	1,052
Deferred credits and other	2,156	2,048
Total deferred credits and other liabilities	12,869	13,925

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
Mandatory convertible preferred stock, series A (17.25 million shares outstanding)	1,693	1,693
Mandatory convertible preferred stock, series B (5.75 million shares outstanding)	565	565
Preferred stock, series C (0.9 million shares outstanding)	889	—
Common stock (750 million shares authorized; 293 million and 292 million shares outstanding at June 30, 2020 and December 31, 2019, respectively; no par value)	7,490	7,480
Retained earnings	13,511	11,130
Accumulated other comprehensive income (loss)	(542)	(939)
Total Sempra Energy shareholders’ equity	23,606	19,929
Preferred stock of subsidiary	20	20
Other noncontrolling interests	1,760	1,856
Total equity	25,386	21,805
Total liabilities and equity	$68,385	$65,665

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,252	$953
Less: Income from discontinued operations, net of income tax	(1,857)	(36)
Income from continuing operations, net of income tax	1,395	917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	824	772
Deferred income taxes and investment tax credits	(94)	(12)
Gain on sale of assets	—	(66)
Equity earnings	(496)	(219)
Foreign currency transaction losses (gains), net	110	(11)
Share-based compensation expense	36	39
Other	49	(21)
Intercompany activities with discontinued operations, net	—	64
Net change in other working capital components	375	84
Insurance receivable for Aliso Canyon costs	(166)	80
Changes in other noncurrent assets and liabilities, net	35	(104)
Net cash provided by continuing operations	2,068	1,523
Net cash (used in) provided by discontinued operations	(1,041)	181
Net cash provided by operating activities	1,027	1,704

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,198)	(1,651)
Expenditures for investments and acquisitions	(140)	(1,391)
Proceeds from sale of assets	5	902
Purchases of nuclear decommissioning trust assets	(797)	(497)
Proceeds from sales of nuclear decommissioning trust assets	797	497
Advances to unconsolidated affiliates	(25)	(16)
Repayments of advances to unconsolidated affiliates	—	9
Intercompany activities with discontinued operations, net	—	(2)
Other	17	13
Net cash used in continuing operations	(2,341)	(2,136)
Net cash provided by (used in) discontinued operations	5,195	(131)
Net cash provided by (used in) investing activities	2,854	(2,267)
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(567)	(483)
Preferred dividends paid	(71)	(71)
Issuances of preferred stock	891	—
Issuances of common stock	13	20
Repurchases of common stock	(64)	(18)
Issuances of debt (maturities greater than 90 days)	4,059	2,630
Payments on debt (maturities greater than 90 days) and finance leases	(1,970)	(871)
Decrease in short-term debt, net	(1,871)	(444)
Advances from unconsolidated affiliates	64	—
Purchases of noncontrolling interests	(27)	(28)
Other	(16)	(41)
Net cash provided by continuing operations	441	694
Net cash provided by (used in) discontinued operations	401	(83)
Net cash provided by financing activities	842	611

Effect of exchange rate changes in continuing operations	(7)	—
Effect of exchange rate changes in discontinued operations	(3)	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10)	—

Increase in cash, cash equivalents and restricted cash, including discontinued operations	4,713	48
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	217	246
Cash, cash equivalents and restricted cash, including discontinued operations, June 30	$4,930	$294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$540	$514
Income tax payments, net of refunds	1,303	64

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$434	$417
Increase in finance lease obligations for investment in property, plant and equipment	56	16
Equitization of long-term debt for deficit held by NCI	22	—
Preferred dividends declared but not paid	37	36
Common dividends issued in stock	22	27
Common dividends declared but not paid	305	266
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended June 30, 2020
Balance at March 31, 2020	$2,258	$7,472	$11,577	$(1,190)	$20,117	$1,998	$22,115

Net income			2,277		2,277	28	2,305
Other comprehensive income				648	648	3	651

Share-based compensation expense		14			14		14
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.69/share)			(9)		(9)		(9)
Series C preferred stock ($1.63/share)			(2)		(2)		(2)
Common stock ($1.04/share)			(305)		(305)		(305)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of series C preferred stock	889				889		889
Issuances of common stock		10			10		10
Repurchases of common stock		(7)			(7)		(7)
Noncontrolling interest activities:
Distributions						(1)	(1)
Purchases		1			1	(12)	(11)
Deconsolidation						(236)	(236)
Balance at June 30, 2020	$3,147	$7,490	$13,511	$(542)	$23,606	$1,780	$25,386

	Three months ended June 30, 2019
Balance at March 31, 2019	$2,258	$5,568	$10,337	$(817)	$17,346	$2,124	$19,470

Net income			390		390	45	435
Other comprehensive loss				(31)	(31)	(6)	(37)

Share-based compensation expense		18			18		18
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.69/share)			(9)		(9)		(9)
Common stock ($0.97/share)			(266)		(266)		(266)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		23			23		23
Repurchases of common stock		(4)			(4)		(4)
Noncontrolling interest activities:
Distributions						(8)	(8)
Purchases						(2)	(2)
Deconsolidation						(159)	(159)
Balance at June 30, 2019	$2,258	$5,605	$10,425	$(848)	$17,440	$1,994	$19,434
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Six months ended June 30, 2020
Balance at December 31, 2019	$2,258	$7,480	$11,130	$(939)	$19,929	$1,876	$21,805
Adoption of ASU 2016-13			(7)		(7)	(2)	(9)
Adjusted balance at December 31, 2019	2,258	7,480	11,123	(939)	19,922	1,874	21,796

Net income			3,073		3,073	179	3,252
Other comprehensive income				397	397	(29)	368

Share-based compensation expense		36			36		36
Dividends declared:
Series A preferred stock ($3.00/share)			(52)		(52)		(52)
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Series C preferred stock ($1.63/share)			(2)		(2)		(2)
Common stock ($2.09/share)			(611)		(611)		(611)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of series C preferred stock	889				889		889
Issuances of common stock		35			35		35
Repurchases of common stock		(64)			(64)		(64)
Noncontrolling interest activities:
Distributions						(1)	(1)
Purchases		3			3	(30)	(27)
Acquisition						1	1
Equitization of long-term debt for deficit held by NCI						22	22
Deconsolidation						(236)	(236)
Balance at June 30, 2020	$3,147	$7,490	$13,511	$(542)	$23,606	$1,780	$25,386

	Six months ended June 30, 2019
Balance at December 31, 2018	$2,258	$5,540	$10,104	$(764)	$17,138	$2,110	$19,248
Adoption of ASU 2016-02			17		17		17
Adoption of ASU 2018-02			40	(42)	(2)		(2)
Adjusted balance at December 31, 2018	2,258	5,540	10,161	(806)	17,153	2,110	19,263

Net income			867		867	86	953
Other comprehensive loss				(42)	(42)	(6)	(48)

Share-based compensation expense		39			39		39
Dividends declared:
Series A preferred stock ($3.00/share)			(52)		(52)		(52)
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Common stock ($1.94/share)			(531)		(531)		(531)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		47			47		47
Repurchases of common stock		(18)			(18)		(18)
Noncontrolling interest activities:
Distributions						(12)	(12)
Purchases		(3)			(3)	(25)	(28)
Deconsolidation						(159)	(159)
Balance at June 30, 2019	$2,258	$5,605	$10,425	$(848)	$17,440	$1,994	$19,434
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
Operating revenues
Electric	$1,090	$973	$2,140	$1,913
Natural gas	145	121	364	326
Total operating revenues	1,235	1,094	2,504	2,239
Operating expenses
Cost of electric fuel and purchased power	260	265	491	523
Cost of natural gas	31	34	91	113
Operation and maintenance	326	276	636	562
Depreciation and amortization	197	189	398	375
Franchise fees and other taxes	73	67	151	141
Total operating expenses	887	831	1,767	1,714
Operating income	348	263	737	525
Other income, net	18	19	49	41
Interest income	—	1	1	2
Interest expense	(103)	(102)	(204)	(205)
Income before income taxes	263	181	583	363
Income tax expense	(70)	(35)	(128)	(40)
Net income	193	146	455	323
Earnings attributable to noncontrolling interest	—	(3)	—	(4)
Earnings attributable to common shares	$193	$143	$455	$319
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder’s equity
	Pretax amount	Income tax expense	Net-of-tax amount	Noncontrolling interest (after-tax)	Total
	(unaudited)
	Three months ended June 30, 2020 and 2019
2020:
Net income	$263	$(70)	$193	$—	$193
Other comprehensive income (loss):
Pension and other postretirement benefits	5	(1)	4	—	4
Total other comprehensive income	5	(1)	4	—	4
Comprehensive income	$268	$(71)	$197	$—	$197
2019:
Net income	$178	$(35)	$143	$3	$146
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1	—	1
Total other comprehensive income	1	—	1	—	1
Comprehensive income	$179	$(35)	$144	$3	$147

	Six months ended June 30, 2020 and 2019
2020:
Net income	$583	$(128)	$455	$—	$455
Other comprehensive income (loss):
Pension and other postretirement benefits	5	(1)	4	—	4
Total other comprehensive income	5	(1)	4	—	4
Comprehensive income	$588	$(129)	$459	$—	$459
2019:
Net income	$359	$(40)	$319	$4	$323
Other comprehensive income (loss):
Financial instruments	—	—	—	1	1
Pension and other postretirement benefits	1	—	1	—	1
Total other comprehensive income	1	—	1	1	2
Comprehensive income	$360	$(40)	$320	$5	$325
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2020	December 31, 2019(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192	$10
Accounts receivable – trade, net	418	398
Accounts receivable – other, net	122	119
Income taxes receivable, net	29	128
Inventories	101	94
Prepaid expenses	223	120
Regulatory assets	289	209
Fixed-price contracts and other derivatives	29	43
Greenhouse gas allowances	13	13
Other current assets	22	24
Total current assets	1,438	1,158

Other assets:
Regulatory assets	447	440
Nuclear decommissioning trusts	1,062	1,082
Greenhouse gas allowances	191	189
Right-of-use assets – operating leases	116	130
Wildfire fund	378	392
Other long-term assets	191	202
Total other assets	2,385	2,435

Property, plant and equipment:
Property, plant and equipment	23,296	22,504
Less accumulated depreciation and amortization	(5,786)	(5,537)
Property, plant and equipment, net	17,510	16,967
Total assets	$21,333	$20,560

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30, 2020	December 31, 2019(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$80
Accounts payable	489	496
Due to unconsolidated affiliates	173	53
Interest payable	46	43
Accrued compensation and benefits	89	138
Accrued franchise fees	37	53
Regulatory liabilities	69	76
Current portion of long-term debt and finance leases	259	56
Customer deposits	70	74
Greenhouse gas obligations	13	13
Asset retirement obligations	105	95
Other current liabilities	151	133
Total current liabilities	1,501	1,310

Long-term debt and finance leases	6,691	6,306

Deferred credits and other liabilities:
Pension obligation, net of plan assets	142	153
Deferred income taxes	1,932	1,848
Deferred investment tax credits	14	14
Regulatory liabilities	2,209	2,319
Asset retirement obligations	749	771
Greenhouse gas obligations	82	62
Deferred credits and other	654	677
Total deferred credits and other liabilities	5,782	5,844

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	5,711	5,456
Accumulated other comprehensive income (loss)	(12)	(16)
Total shareholder’s equity	7,359	7,100
Total liabilities and shareholder's equity	$21,333	$20,560

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$455	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	375
Deferred income taxes and investment tax credits	29	(27)
Other	(13)	(2)
Net change in working capital components	(36)	(68)
Changes in other noncurrent assets and liabilities, net	(95)	19
Net cash provided by operating activities	738	620

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(850)	(708)
Purchases of nuclear decommissioning trust assets	(797)	(497)
Proceeds from sales of nuclear decommissioning trust assets	797	497
Other	8	—
Net cash used in investing activities	(842)	(708)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(200)	—
Issuances of debt (maturities greater than 90 days)	799	400
Payments on debt (maturities greater than 90 days) and finance leases	(229)	(36)
Decrease in short-term debt, net	(80)	(273)
Distributions to noncontrolling interest	—	(2)
Debt issuance costs	(4)	(4)
Net cash provided by financing activities	286	85

Increase (decrease) in cash, cash equivalents and restricted cash	182	(3)
Cash, cash equivalents and restricted cash, January 1	10	37
Cash, cash equivalents and restricted cash, June 30	$192	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$198	$201
Income tax payments, net of refunds	—	106

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$136	$110
Increase in finance lease obligations for investment in property, plant and equipment	20	7
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	SDG&E shareholder's equity	Noncontrolling interest	Total equity
	(unaudited)
	Three months ended June 30, 2020
Balance at March 31, 2020	$1,660	$5,518	$(16)	$7,162	$—	$7,162

Net income		193		193	—	193
Other comprehensive income			4	4	—	4

Balance at June 30, 2020	$1,660	$5,711	$(12)	$7,359	$—	$7,359

	Three months ended June 30, 2019
Balance at March 31, 2019	$1,338	$4,865	$(12)	$6,191	$102	$6,293

Net income		143		143	3	146
Other comprehensive income			1	1	—	1

Noncontrolling interest activities:
Distributions					(2)	(2)
Balance at June 30, 2019	$1,338	$5,008	$(11)	$6,335	$103	$6,438

	Six months ended June 30, 2020
Balance at December 31, 2019	$1,660	$5,456	$(16)	$7,100	$—	$7,100

Net income		455		455	—	455
Other comprehensive income			4	4	—	4

Common stock dividends declared ($1.72/share)		(200)		(200)		(200)
Balance at June 30, 2020	$1,660	$5,711	$(12)	$7,359	$—	$7,359

	Six months ended June 30, 2019
Balance at December 31, 2018	$1,338	$4,687	$(10)	$6,015	$100	$6,115
Adoption of ASU 2018-02		2	(2)	—		—
Adjusted balance at December 31, 2018	1,338	4,689	(12)	6,015	100	6,115

Net income		319		319	4	323
Other comprehensive income			1	1	1	2

Noncontrolling interest activities:
Distributions					(2)	(2)
Balance at June 30, 2019	$1,338	$5,008	$(11)	$6,335	$103	$6,438
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)

Operating revenues	$1,010	$806	$2,405	$2,167
Operating expenses
Cost of natural gas	106	104	384	559
Operation and maintenance	462	454	1,005	864
Depreciation and amortization	162	148	321	295
Franchise fees and other taxes	43	41	94	89
Total operating expenses	773	747	1,804	1,807
Operating income	237	59	601	360
Other (expense) income, net	(2)	1	28	17
Interest income	1	1	2	1
Interest expense	(40)	(34)	(80)	(68)
Income before income taxes	196	27	551	310
Income tax (expense) benefit	(49)	4	(101)	(15)
Net income	147	31	450	295
Preferred dividends	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$146	$30	$449	$294
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2020 and 2019
2020:
Net income	$196	$(49)	$147
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$197	$(49)	$148
2019:
Net income	$27	$4	$31
Other comprehensive income (loss):
Pension and other postretirement benefits	6	(2)	4
Total other comprehensive income	6	(2)	4
Comprehensive income	$33	$2	$35

	Six months ended June 30, 2020 and 2019
2020:
Net income	$551	$(101)	$450
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$552	$(101)	$451
2019:
Net income	$310	$(15)	$295
Other comprehensive income (loss):
Pension and other postretirement benefits	6	(2)	4
Total other comprehensive income	6	(2)	4
Comprehensive income	$316	$(17)	$299
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30, 2020	December 31, 2019(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$330	$10
Accounts receivable – trade, net	460	710
Accounts receivable – other, net	65	87
Due from unconsolidated affiliates	1	11
Income taxes receivable, net	45	161
Inventories	118	136
Regulatory assets	12	7
Greenhouse gas allowances	60	52
Other current assets	68	44
Total current assets	1,159	1,218

Other assets:
Regulatory assets	1,443	1,407
Insurance receivable for Aliso Canyon costs	505	339
Greenhouse gas allowances	321	248
Right-of-use assets – operating leases	86	94
Other long-term assets	457	447
Total other assets	2,812	2,535

Property, plant and equipment:
Property, plant and equipment	20,170	19,362
Less accumulated depreciation and amortization	(6,242)	(6,038)
Property, plant and equipment, net	13,928	13,324
Total assets	$17,899	$17,077

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30, 2020	December 31, 2019(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$630
Accounts payable – trade	380	545
Accounts payable – other	102	110
Due to unconsolidated affiliates	135	47
Accrued compensation and benefits	156	182
Regulatory liabilities	500	243
Current portion of long-term debt and finance leases	11	6
Customer deposits	71	71
Reserve for Aliso Canyon costs	256	9
Greenhouse gas obligations	60	52
Asset retirement obligations	63	65
Other current liabilities	209	222
Total current liabilities	1,943	2,182

Long-term debt and finance leases	4,458	3,788

Deferred credits and other liabilities:
Pension obligation, net of plan assets	781	785
Deferred income taxes	1,467	1,403
Deferred investment tax credits	6	7
Regulatory liabilities	1,223	1,422
Asset retirement obligations	2,160	2,112
Greenhouse gas obligations	282	208
Deferred credits and other	431	422
Total deferred credits and other liabilities	6,350	6,359

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	866	866
Retained earnings	4,282	3,883
Accumulated other comprehensive income (loss)	(22)	(23)
Total shareholders’ equity	5,148	4,748
Total liabilities and shareholders’ equity	$17,899	$17,077

(1)	Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$450	$295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	321	295
Deferred income taxes and investment tax credits	(17)	(75)
Other	14	13
Net change in working capital components	713	217
Insurance receivable for Aliso Canyon costs	(166)	80
Changes in other noncurrent assets and liabilities, net	(117)	(151)
Net cash provided by operating activities	1,198	674

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(885)	(659)
Increase in loans to affiliate, net	—	(94)
Other	—	2
Net cash used in investing activities	(885)	(751)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuances of debt (maturities greater than 90 days)	649	349
Decrease in short-term debt, net	(630)	(256)
Payments on finance leases	(5)	(2)
Debt issuance costs	(6)	(3)
Net cash provided by financing activities	7	87

Increase in cash and cash equivalents	320	10
Cash and cash equivalents, January 1	10	18
Cash and cash equivalents, June 30	$330	$28

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$70	$60
Income tax payments, net of refunds	—	87

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$158	$178
Increase in finance lease obligations for investment in property, plant and equipment	36	9
Common dividends declared but not paid	50	—
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended June 30, 2020
Balance at March 31, 2020	$22	$866	$4,186	$(23)	$5,051

Net income			147		147
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Common stock ($0.55/share)			(50)		(50)
Balance at June 30, 2020	$22	$866	$4,282	$(22)	$5,148

	Three months ended June 30, 2019
Balance at March 31, 2019	$22	$866	$3,656	$(24)	$4,520

Net income			31		31
Other comprehensive income				4	4

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Balance at June 30, 2019	$22	$866	$3,686	$(20)	$4,554

	Six months ended June 30, 2020
Balance at December 31, 2019	$22	$866	$3,883	$(23)	$4,748

Net income			450		450
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Common stock ($0.55/share)			(50)		(50)
Balance at June 30, 2020	$22	$866	$4,282	$(22)	$5,148

	Six months ended June 30, 2019
Balance at December 31, 2018	$22	$866	$3,390	$(20)	$4,258
Adoption of ASU 2018-02			2	(4)	(2)
Adjusted balance at December 31, 2018	22	866	3,392	(24)	4,256

Net income			295		295
Other comprehensive income				4	4

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Balance at June 30, 2019	$22	$866	$3,686	$(20)	$4,554
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
We have prepared the Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after June 30, 2020 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.
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
Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses based on our strategic focus on North America. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with these businesses, met the held-for-sale criteria. These businesses are presented as discontinued operations, which we discuss further in Note 5, as the sales represent a strategic shift that will have a major effect on our operations and financial results. We completed the sales in the second quarter of 2020. Our discussions in the Notes below relate only to our continuing operations unless otherwise noted.
Regulated Operations
The California Utilities and Sempra Mexico’s natural gas distribution utility, Ecogas, prepare their financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations. We discuss the effects of regulation and revenue recognition at our utilities in Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.
Our Sempra Texas Utilities segment is comprised of our equity method investments in holding companies that own interests in regulated electric transmission and distribution utilities in Texas.
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
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on Sempra Energy’s Condensed Consolidated Balance Sheets to the sum of such amounts reported on Sempra Energy’s Condensed Consolidated Statements of Cash Flows. We provide information about the nature of restricted cash in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	June 30,	December 31,
	2020	2019
Sempra Energy Consolidated:
Cash and cash equivalents	$4,894	$108
Restricted cash, current	33	31
Restricted cash, noncurrent	3	3
Cash, cash equivalents and restricted cash in discontinued operations	—	75
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$4,930	$217

In the Sempra Energy Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2020, the ending cash, cash equivalents and restricted cash balance in discontinued operations of $4.6 billion is considered to be cash, cash equivalents and restricted cash for continuing operations following the sales of the South American businesses.

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
In connection with the COVID-19 pandemic, the California Utilities have implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for residential and small business customers, waiving late payment fees for business customers, and offering flexible payment plans for customers experiencing difficulty paying their electric or gas bills. As we discuss in Note 4, the CPUC authorized each of the California Utilities to establish a CPPMA to track and request recovery of incremental costs, including uncollectible expenses, associated with complying with residential and small business customer relief measures implemented by the CPUC related to the COVID-19 pandemic. As of June 30, 2020, the California Utilities have evaluated the impact of the COVID-19 pandemic, including the measures described above, on their respective allowances for credit losses for customer receivables. Our businesses will continue to monitor macroeconomic factors and customer payment patterns when evaluating their allowances for credit losses in future reporting periods, which may increase materially due to the effects of the COVID-19 pandemic or other factors.
We provide below allowances and changes in allowances for credit losses for trade and other accounts receivable, excluding allowances related to amounts due from unconsolidated affiliates and off-balance sheet arrangements, which we discuss separately below the table.

TRADE AND OTHER ACCOUNTS RECEIVABLE – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	Sempra Energy Consolidated(1)	SDG&E(2)	SoCalGas(3)
Allowances for credit losses at December 31, 2019	$29	$14	$15
Incremental allowance upon adoption of ASU 2016-13	1	—	—
Provisions for expected credit losses	21	9	12
Write-offs	(7)	(4)	(3)
Allowances for credit losses at June 30, 2020	$44	$19	$24

(1)	Balance at June 30, 2020 includes $19 million and $25 million in Accounts Receivable – Trade, Net and Accounts Receivable – Other, Net, respectively.

(2)	Balance at June 30, 2020 includes $7 million and $12 million in Accounts Receivable – Trade, Net and Accounts Receivable – Other, Net, respectively.

(3)	Balance at June 30, 2020 includes $11 million and $13 million in Accounts Receivable – Trade, Net and Accounts Receivable – Other, Net, respectively.

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

AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
Sempra Energy Consolidated(1)
Allowances for credit losses at December 31, 2019	$—
Allowance established upon adoption of ASU 2016-13	6
Reduction to expected credit losses	(3)
Allowances for credit losses at June 30, 2020	$3

(1)	Balance at June 30, 2020 includes negligible amounts and $3 million in Due from Unconsolidated Affiliates – Current and Due from Unconsolidated Affiliates – Noncurrent, respectively.

As we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra LNG has provided guarantees for a maximum aggregate amount of $4.0 billion associated with Cameron LNG JV’s debt obligations. We established a liability for credit losses of $6 million for this off-balance sheet arrangement upon adoption of ASU 2016-13 on January 1, 2020 and we subsequently reduced this liability by $2 million in the six months ended June 30, 2020 through a reduction to credit loss expense, which is included in O&M on the Sempra Energy Condensed Consolidated Statement of Operations. At June 30, 2020, expected credit losses of $4 million are included in Other Current Liabilities on the Sempra Energy Condensed Consolidated Balance Sheet.
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
In the six months ended June 30, 2020, four customers each represented 10% or more of Sempra Mexico’s revenues (including intercompany transactions with affiliates consolidated by Sempra Energy). Additionally, for the same period, certain of our unconsolidated equity method investees (Oncor Holdings, Cameron LNG JV and IMG JV) had customers that each represented 10% or more of their respective revenues.
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

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	June	December	June	December	June	December	June	December
	30, 2020	31, 2019	30, 2020	31, 2019	30, 2020	31, 2019	30, 2020	31, 2019
Sempra Energy Consolidated	$86	$110	$7	$9	$174	$158	$267	$277
SDG&E	—	1	—	—	101	93	101	94
SoCalGas	64	90	—	—	54	46	118	136

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
In June 2020, the CPUC approved SDG&E’s 2020 wildfire mitigation plan, which will be effective until the CPUC approves a new plan. In addition, SDG&E submitted its request to the CPUC for a 2020 safety certification on June 16, 2020 and the CPUC may take up to 90 days to issue a new certificate. SDG&E’s existing safety certification remains valid until this pending request is resolved.
PG&E received bankruptcy court approval to participate in the Wildfire Fund and made its initial and first annual shareholder contributions in July 2020.
Wildfire Fund Asset and Obligation
In the third quarter of 2019, SDG&E recorded both a Wildfire Fund asset and a related obligation of $451.5 million for its commitment to make shareholder contributions to the Wildfire Fund, measured at present value as of July 25, 2019 (the date by which both Edison and SDG&E opted to contribute to the Wildfire Fund). SDG&E is amortizing the Wildfire Fund asset on a straight-line basis over the estimated period of benefit, as adjusted for utilization by the participating IOUs. The estimated period of benefit of the Wildfire Fund asset is 15 years as of June 30, 2020. SDG&E accretes the present value of the Wildfire Fund obligation until the liability is settled.
We will periodically reevaluate the estimated period of benefit of the Wildfire Fund asset based on actual experience and changes in assumptions. SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. The reduction to the Wildfire Fund asset may be proportionate to the Wildfire Fund’s consumption (i.e., recoveries for outstanding wildfire claims that are recoverable from the Wildfire Fund, net of anticipated or actual reimbursement to the Wildfire Fund by the responsible IOU, would decrease the Wildfire Fund asset and remaining available coverage). In the six months ended June 30, 2020, there were no such known claims from the participating IOUs requiring a reduction of the Wildfire Fund asset.
The following table summarizes the location of balances related to the Wildfire Fund on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

WILDFIRE FUND
(Dollars in millions)
	Location	June 30, 2020	December 31, 2019
Wildfire Fund asset:
Current	Other Current Assets(1)	$29	$29
Noncurrent	Wildfire Fund	378	392
Wildfire Fund obligation:
Current	Other Current Liabilities	$13	$13
Noncurrent	Deferred Credits and Other	87	86
		Three months ended	Six months ended
		June 30, 2020	June 30, 2020
Amortization of Wildfire Fund asset	Operation and Maintenance	$7	$14
Accretion of Wildfire Fund obligation	Operation and Maintenance	1	1

(1) Included in Prepaid Expenses for SDG&E.
CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized interest and AFUDC.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sempra Energy Consolidated	$50	$51	$98	$98
SDG&E	26	20	53	37
SoCalGas	14	11	25	22

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
In addition to tolling agreements, other variable interests involve various elements of fuel and power costs, and other components of cash flows expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities, including the operation and maintenance activities of the generating facility, that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects could be significant to the financial position and liquidity of SDG&E and Sempra Energy.
SDG&E determined that none of its contracts resulted in SDG&E being the primary beneficiary of a VIE at June 30, 2020 and December 31, 2019. The carrying amounts of the assets and liabilities that relate to SDG&E’s involvement with VIEs where SDG&E is not the primary beneficiary are included in PP&E and finance lease liabilities with balances of $1,246 million and $1,255 million at June 30, 2020 and December 31, 2019, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Our 100% interest in Oncor Holdings is a VIE that owns an 80.25% interest in Oncor. Sempra Energy is not the primary beneficiary of the VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $11,758 million at June 30, 2020 and $11,519 million at December 31, 2019.
Sempra Mexico
Sempra Mexico’s businesses also enter into arrangements that could include variable interests. We evaluate these arrangements and applicable entities based on the qualitative and quantitative analyses described above. Certain of these entities are service or project companies that are VIEs because the total equity at risk is not sufficient for the entities to finance their activities without additional subordinated financial support. If we are the primary beneficiary of these companies, we consolidate them. At December 31, 2019, Sempra Mexico consolidated a VIE with assets totaling approximately $126 million, which consisted primarily of PP&E and other long-term assets.
Sempra LNG
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, and therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $1,183 million at June 30, 2020 and $1,256 million at December 31, 2019. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and guarantees that we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
PENSION AND OTHER POSTRETIREMENT BENEFITS
Settlement Accounting for Lump Sum Payments
Sempra Energy recorded settlement charges of $4 million and $9 million in the three months and six months ended June 30, 2020, respectively, in net periodic benefit cost for lump sum payments from its nonqualified pension plan that were in excess of the plan’s service cost plus interest cost.

In June 2019, Sempra Energy recorded settlement charges of $22 million in net periodic benefit cost for lump sum payments from its nonqualified pension plan that were in excess of the plan’s service cost plus interest cost.
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2020	2019	2020	2019
Service cost	$33	$28	$4	$4
Interest cost	33	35	8	9
Expected return on assets	(43)	(36)	(14)	(17)
Amortization of:
Prior service cost	3	3	—	—
Actuarial loss (gain)	8	7	(2)	(3)
Settlement charges	4	22	—	—
Net periodic benefit cost (credit)	38	59	(4)	(7)
Regulatory adjustments	22	3	4	7
Total expense recognized	$60	$62	$—	$—

	Six months ended June 30,
	2020	2019	2020	2019
Service cost	$66	$55	$9	$8
Interest cost	65	70	16	18
Expected return on assets	(85)	(72)	(27)	(35)
Amortization of:
Prior service cost (credit)	6	6	(1)	—
Actuarial loss (gain)	17	21	(5)	(5)
Settlement charges	9	22	—	—
Net periodic benefit cost (credit)	78	102	(8)	(14)
Regulatory adjustments	(6)	(33)	8	14
Total expense recognized	$72	$69	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2020	2019	2020	2019
Service cost	$8	$7	$1	$1
Interest cost	8	8	1	2
Expected return on assets	(12)	(9)	(2)	(3)
Amortization of:
Prior service cost	—	1	—	—
Actuarial loss	1	3	—	—
Net periodic benefit cost	5	10	—	—
Regulatory adjustments	9	(1)	—	—
Total expense recognized	$14	$9	$—	$—

	Six months ended June 30,
	2020	2019	2020	2019
Service cost	$16	$15	$2	$2
Interest cost	15	17	3	4
Expected return on assets	(25)	(20)	(5)	(6)
Amortization of:
Prior service cost	1	2	—	1
Actuarial loss (gain)	2	7	(1)	(1)
Net periodic benefit cost (credit)	9	21	(1)	—
Regulatory adjustments	6	(12)	1	—
Total expense recognized	$15	$9	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2020	2019	2020	2019
Service cost	$22	$18	$4	$3
Interest cost	22	22	6	7
Expected return on assets	(27)	(23)	(11)	(15)
Amortization of:
Prior service cost (credit)	2	2	(1)	—
Actuarial loss (gain)	7	2	(2)	(2)
Net periodic benefit cost (credit)	26	21	(4)	(7)
Regulatory adjustments	13	4	4	7
Total expense recognized	$39	$25	$—	$—

	Six months ended June 30,
	2020	2019	2020	2019
Service cost	$44	$34	$7	$6
Interest cost	44	45	12	14
Expected return on assets	(54)	(47)	(21)	(29)
Amortization of:
Prior service cost (credit)	4	4	(1)	(1)
Actuarial loss (gain)	13	11	(4)	(4)
Net periodic benefit cost (credit)	51	47	(7)	(14)
Regulatory adjustments	(12)	(21)	7	14
Total expense recognized	$39	$26	$—	$—

Benefit Plan Contributions
The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2020.

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2020:
Pension plans	$82	$13	$38
Other postretirement benefit plans	3	—	—
Total expected contributions in 2020:
Pension plans	$268	$53	$154
Other postretirement benefit plans	7	—	1

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $463 million and $488 million at June 30, 2020 and December 31, 2019, respectively.
SEMPRA ENERGY EARNINGS PER COMMON SHARE
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

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator for continuing operations:
Income from continuing operations, net of income tax	$528	$357	$1,395	$917
Earnings attributable to noncontrolling interests	(26)	(37)	(169)	(69)
Preferred dividends	(37)	(35)	(73)	(71)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings from continuing operations attributable to common shares for basic EPS	464	284	1,152	776
Add back dividends for dilutive mandatory convertible preferred stock(1)	—	—	52	—
Earnings from continuing operations attributable to common shares for diluted EPS	$464	$284	$1,204	$776

Numerator for discontinued operations:
Income from discontinued operations, net of income tax	$1,777	$78	$1,857	$36
Earnings attributable to noncontrolling interests	(2)	(8)	(10)	(17)
Earnings from discontinued operations attributable to common shares	$1,775	$70	$1,847	$19

Numerator for earnings:
Earnings attributable to common shares for basic EPS	$2,239	$354	$2,999	$795
Add back dividends for dilutive mandatory convertible preferred stock(1)	—	—	52	—
Earnings attributable to common shares for diluted EPS	$2,239	$354	$3,051	$795

Denominator:
Weighted-average common shares outstanding for basic EPS(2)	293,060	274,987	292,925	274,831
Dilutive effect of stock options and RSUs(3)	1,095	1,541	1,199	1,255
Dilutive effect of common shares sold forward	—	3,091	—	2,338
Dilutive effect of mandatory convertible preferred stock	—	—	13,838	—
Weighted-average common shares outstanding for diluted EPS	294,155	279,619	307,962	278,424

Basic EPS:
Earnings from continuing operations	$1.58	$1.03	$3.93	$2.82
Earnings from discontinued operations	$6.06	$0.26	$6.31	$0.07
Earnings	$7.64	$1.29	$10.24	$2.89

Diluted EPS:
Earnings from continuing operations	$1.58	$1.01	$3.91	$2.78
Earnings from discontinued operations	$6.03	$0.25	$6.00	$0.07
Earnings	$7.61	$1.26	$9.91	$2.85

(1)
In the six months ended June 30, 2020, due to the dilutive effect of Sempra Energy’s series A mandatory convertible preferred stock, the numerator used to calculate diluted EPS includes an add-back of dividends declared on the series A mandatory convertible preferred stock.

(2)
Includes 530 and 613 average fully vested RSUs held in our Deferred Compensation Plan for the three months ended June 30, 2020 and 2019, respectively, and 536 and 613 of such RSUs for the six months ended June 30, 2020 and 2019, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.

(3)
Due to market fluctuations of both Sempra Energy common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and six months ended June 30, 2020 excludes 216,922 and 235,589 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. The computation of diluted EPS for the three months and six months ended June 30, 2019 excludes 4,740 and 160,563, respectively, of such potentially dilutive shares. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from the forward sale of our common stock pursuant to forward sale agreements that we entered into in 2018 and fully settled by the end of 2019 is reflected in our diluted EPS calculation using the treasury stock method until settlement. After settlement, those shares are included in weighted-average common shares outstanding for basic EPS.
The potentially dilutive impact from mandatory convertible preferred stock is calculated under the if-converted method. The computation of diluted EPS for the three months and six months ended June 30, 2020 excludes 18,450,579 and 4,612,645 potentially dilutive shares, respectively, and for both the three months and six months ended June 30, 2019 excludes 17,442,705 potentially dilutive shares because to include them would be antidilutive for those periods. However, these shares could potentially dilute basic EPS in the future.
Pursuant to our Sempra Energy share-based compensation plans, the compensation committee of Sempra Energy’s board of directors granted 154,860 nonqualified stock options that vest over a three-year period, 265,236 performance-based RSUs and 107,539 service-based RSUs in the six months ended June 30, 2020, primarily in January.
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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended June 30, 2020 and 2019
Sempra Energy Consolidated(2):
Balance as of March 31, 2020	$(745)	$(350)	$(95)	$(1,190)
OCI before reclassifications(3)	17	(13)	(14)	(10)
Amounts reclassified from AOCI(3)	645	2	11	658
Net OCI	662	(11)	(3)	648
Balance as of June 30, 2020	$(83)	$(361)	$(98)	$(542)

Balance as of March 31, 2019	$(532)	$(153)	$(132)	$(817)
OCI before reclassifications(3)	14	(67)	(7)	(60)
Amounts reclassified from AOCI(3)	—	7	22	29
Net OCI	14	(60)	15	(31)
Balance as of June 30, 2019	$(518)	$(213)	$(117)	$(848)
SDG&E:
Balance as of March 31, 2020			$(16)	$(16)
Amounts reclassified from AOCI(3)			4	4
Net OCI			4	4
Balance as of June 30, 2020			$(12)	$(12)

Balance as of March 31, 2019			$(12)	$(12)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance as of June 30, 2019			$(11)	$(11)
SoCalGas:
Balance as of March 31, 2020		$(13)	$(10)	$(23)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2020		$(13)	$(9)	$(22)

Balance as of March 31, 2019		$(14)	$(10)	$(24)
Amounts reclassified from AOCI(3)		—	4	4
Net OCI		—	4	4
Balance as of June 30, 2019		$(14)	$(6)	$(20)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

(2)	Includes discontinued operations.

(3)
Pension and Other Postretirement Benefits and Total AOCI include $3 million in transfers of liabilities from SDG&E to Sempra Energy in 2020 and $4 million in transfers of liabilities from SoCalGas to Sempra Energy in 2019 related to the nonqualified pension plans.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Six months ended June 30, 2020 and 2019
Sempra Energy Consolidated(2):
Balance as of December 31, 2019	$(607)	$(215)	$(117)	$(939)
OCI before reclassifications(3)	(121)	(167)	2	(286)
Amounts reclassified from AOCI(3)	645	21	17	683
Net OCI	524	(146)	19	397
Balance as of June 30, 2020	$(83)	$(361)	$(98)	$(542)

Balance as of December 31, 2018	$(564)	$(82)	$(118)	$(764)
Adoption of ASU 2018-02	—	(25)	(17)	(42)
OCI before reclassifications(3)	46	(112)	(6)	(72)
Amounts reclassified from AOCI(3)	—	6	24	30
Net OCI	46	(106)	18	(42)
Balance as of June 30, 2019	$(518)	$(213)	$(117)	$(848)
SDG&E:
Balance as of December 31, 2019			$(16)	$(16)
Amounts reclassified from AOCI(3)			4	4
Net OCI			4	4
Balance as of June 30, 2020			$(12)	$(12)

Balance as of December 31, 2018			$(10)	$(10)
Adoption of ASU 2018-02			(2)	(2)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance as of June 30, 2019			$(11)	$(11)
SoCalGas:
Balance as of December 31, 2019		$(13)	$(10)	$(23)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2020		$(13)	$(9)	$(22)

Balance as of December 31, 2018		$(12)	$(8)	$(20)
Adoption of ASU 2018-02		(2)	(2)	(4)
Amounts reclassified from AOCI(3)		—	4	4
Net OCI		—	4	4
Balance as of June 30, 2019		$(14)	$(6)	$(20)

(1)	All amounts are net of income tax, if subject to tax, and exclude NCI.

(2)	Includes discontinued operations.

(3)
Pension and Other Postretirement Benefits and Total AOCI include $3 million in transfers of liabilities from SDG&E to Sempra Energy in 2020 and $4 million in transfers of liabilities from SoCalGas to Sempra Energy in 2019 related to the nonqualified pension plans.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended June 30,
	2020	2019
Sempra Energy Consolidated:
Foreign currency translation adjustments	$645	$—	Income from Discontinued Operations, Net of Income Tax

Financial instruments:
Interest rate and foreign exchange instruments(1)	$2	$—	Interest Expense
	(4)	(2)	Other Income (Expense), Net
Interest rate instruments	—	10	Gain on Sale of Assets
Interest rate and foreign exchange instruments	1	—	Equity Earnings
Foreign exchange instruments	1	—	Other Income (Expense), Net
Total before income tax	—	8
	—	(1)	Income Tax (Expense) Benefit
Net of income tax	—	7
	2	—	Earnings Attributable to Noncontrolling Interests
	$2	$7
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$2	Other Income (Expense), Net
Amortization of actuarial loss	6	—	Income from Discontinued Operations, Net of Income Tax
Amortization of prior service cost	1	—	Other Income (Expense), Net
Settlement charges	4	22	Other Income (Expense), Net
Total before income tax	12	24
	(2)	—	Income from Discontinued Operations, Net of Income Tax
	(2)	(6)	Income Tax (Expense) Benefit
Net of income tax	$8	$18

Total reclassifications for the period, net of tax	$655	$25
SDG&E:
Financial instruments:
Interest rate instruments(1)	$—	$1	Interest Expense
	—	(1)	Earnings Attributable to Noncontrolling Interest
	$—	$—
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$1	Other Income, Net
Total reclassifications for the period, net of tax	$1	$1
SoCalGas:
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$—	Other Income, Net
Total reclassifications for the period, net of tax	$1	$—

(1)	Amounts in 2019 include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Six months ended June 30,
	2020	2019
Sempra Energy Consolidated:
Foreign currency translation adjustments	$645	$—	Income from Discontinued Operations, Net of Income Tax

Financial instruments:
Interest rate and foreign exchange instruments(1)	$4	$1	Interest Expense
	37	(5)	Other Income (Expense), Net
Interest rate instruments	—	10	Gain on Sale of Assets
Interest rate and foreign exchange instruments	1	1	Equity Earnings
Foreign exchange instruments	(2)	1	Revenues: Energy-Related Businesses
	(1)	—	Other Income (Expense), Net
Total before income tax	39	8
	(12)	(1)	Income Tax (Expense) Benefit
Net of income tax	27	7
	(6)	(1)	Earnings Attributable to Noncontrolling Interests
	$21	$6
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$3	$4	Other Income (Expense), Net
Amortization of actuarial loss	6	—	Income from Discontinued Operations, Net of Income Tax
Amortization of prior service cost	2	1	Other Income (Expense), Net
Settlement charges	9	22	Other Income (Expense), Net
Total before income tax	20	27
	(2)	—	Income from Discontinued Operations, Net of Income Tax
	(4)	(7)	Income Tax (Expense) Benefit
Net of income tax	$14	$20

Total reclassifications for the period, net of tax	$680	$26
SDG&E:
Financial instruments:
Interest rate instruments(1)	$—	$2	Interest Expense
	—	(2)	Earnings Attributable to Noncontrolling Interest
	$—	$—
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$1	Other Income, Net
Total reclassifications for the period, net of tax	$1	$1
SoCalGas:
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$—	Other Income, Net
Total reclassifications for the period, net of tax	$1	$—

(1)	Amounts in 2019 include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.

(2)	Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Sempra Energy Series A Preferred Stock
The terms of our series A preferred stock require a notice to holders when the aggregate adjustment to the conversion rates at which shares of series A preferred stock are convertible into shares of Sempra Energy common stock is more than 1%. On July 6,

2020, we notified the holders of the series A preferred stock of such an adjustment. These adjustments, which resulted from the incremental impact of our second quarter dividend declared on our common stock and which became effective as of June 25, 2020, the ex-dividend date for such dividend, include adjustments to the minimum and maximum conversion rates and the related initial and threshold appreciation prices as shown in the following table:

CONVERSION RATES

Applicable market value per share of our common stock	Conversion rate (number of shares of our common stock to be received upon conversion of each share of series A preferred stock)
Greater than $129.668 (which is the adjusted threshold appreciation price)	0.7712 shares (equal to $100.00 divided by the adjusted threshold appreciation price)
Equal to or less than $129.668 but greater than or equal to $105.8425	Between 0.7712 and 0.9448 shares, determined by dividing $100.00 by the applicable market value of our common stock
Less than $105.8425 (which is the adjusted initial price)	0.9448 shares (equal to $100.00 divided by the adjusted initial price)
Sempra Energy Series C Preferred Stock
On June 19, 2020, we issued 900,000 shares of our 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C (series C preferred stock) in a registered public offering at a price to the public of $1,000 per share and received net proceeds of approximately $889 million after deducting the underwriting discount and equity issuance costs of $11 million. We intend to use the net proceeds for working capital and other general corporate purposes, which may include repayment of indebtedness.
Liquidation Preference
Each share of series C preferred stock has a liquidation preference of $1,000 plus any accumulated and unpaid dividends (whether or not declared) on such share.
Redemption at the Option of Sempra Energy
The shares of series C preferred stock are perpetual and have no maturity date. However, we may, at our option, redeem the series C preferred stock in whole or in part, from time to time, on any day during the period from and including the July 15 immediately preceding October 15, 2025 and October 15 of every fifth year after 2025 through and including such October 15 at a redemption price in cash equal to $1,000 per share. Additionally, in the event that a credit rating agency then publishing a rating for us makes certain amendments, clarifications or changes to the criteria it uses to assign equity credit to securities such as the series C preferred stock (Ratings Event), we may redeem the series C preferred stock, in whole but not in part, at any time within 120 days after the conclusion of any review or appeal process instituted by us following the occurrence of the Ratings Event or, if no such review or appeal process is available or sought, the occurrence of such Ratings Event, at a redemption price in cash equal to $1,020 per share (102% of the liquidation preference per share).
Dividends
Dividends on the series C preferred stock, when, as and if declared by our board of directors or an authorized committee thereof, will be payable in cash, on a cumulative basis, semi-annually in arrears beginning on October 15, 2020. Dividends on the series C preferred stock will be cumulative:

▪	whether or not we have earnings;

▪	whether or not the payment of such dividends is then permitted under California law;

▪	whether or not such dividends are authorized or declared; and

▪	whether or not any agreements to which we are a party prohibit the current payment of dividends, including any agreement relating to our indebtedness.
We accrue dividends on the series C preferred stock on a monthly basis. The dividend rate from and including June 19, 2020 to, but excluding, October 15, 2025 is 4.875% per annum of the $1,000 liquidation preference per share. The dividend rate will reset on October 15, 2025 and on October 15 of every fifth year after 2025 and, for each five-year period following such reset dates, will be a per annum rate equal to the Five-year U.S. Treasury Rate as of the second business day prior to such reset date, plus a spread of 4.550%, of the $1,000 liquidation preference per share.

Voting Rights
The holders of series C preferred stock do not have any voting rights, except with respect to any authorization, creation or increase in the authorized amount of any class or series of capital stock ranking senior to the series C preferred stock, certain amendments to the terms of the series C preferred stock, in certain other limited circumstances and as otherwise specifically required by California law. In addition, whenever dividends on any shares of series C preferred stock have not been declared and paid or have been declared but not paid for three or more dividend periods, whether or not consecutive, the authorized number of directors on our board of directors will automatically be increased by two and the holders of the series C preferred stock, voting together as a single class with holders of any and all other outstanding series of preferred stock of equal rank having similar voting rights, will be entitled to elect two directors to fill such two newly created directorships. This voting right will terminate when all accumulated and unpaid dividends on the series C preferred stock have been paid in full and, upon such termination and the termination of the same voting rights of all other holders of outstanding series of preferred stock that have such voting rights, the term of office of each director elected pursuant to such rights will terminate and the authorized number of directors will automatically decrease by two, subject to the revesting of such rights in the event of each subsequent nonpayment.
Ranking
The series C preferred stock ranks, with respect to dividend rights and distribution rights upon our liquidation, winding-up or dissolution:

▪	senior to our common stock and each other class or series of our capital stock established in the future, unless the terms of such capital stock expressly provide otherwise;

▪
on parity with our outstanding series A preferred stock and series B preferred stock and each class or series of our capital stock established in the future if the terms of such capital stock provide that it ranks on parity with the series C preferred stock;

•	junior to each class or series of our capital stock established in the future, if the terms of such capital stock provide that it ranks senior to the series C preferred stock;

▪	junior to our existing and future indebtedness and other liabilities; and

•	structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries and capital stock of our subsidiaries held by third parties.
SoCalGas Preferred Stock
The preferred stock at SoCalGas is presented at Sempra Energy as a NCI. Sempra Energy records charges against income related to NCI for preferred dividends declared by SoCalGas. We provide additional information regarding preferred stock in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Common Stock Repurchase Programs
On September 11, 2007, our board of directors authorized the repurchase of our common stock, provided that the amounts spent for such purpose do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares. At June 30, 2020, approximately $500 million, not to exceed approximately 12 million shares, remained available under this authorization.
On July 1, 2020, we entered into an accelerated share repurchase program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The program was completed on August 4, 2020 with an aggregate of 4,089,375 shares of Sempra Energy common stock repurchased at a valuation amount of $122.27 per share. Following the completion of the accelerated share repurchase program, the aggregate dollar amount authorized by the September 11, 2007 share repurchase authorization has been exhausted.
On July 6, 2020, our board of directors authorized the repurchase of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25 million shares. No shares have been repurchased under this authorization.
Other Noncontrolling Interests
Sempra Mexico
In the three months ended June 30, 2020, IEnova repurchased 3,694,156 shares of its outstanding common stock held by NCI for $10 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.6% at December 31, 2019 to 66.8% at June 30, 2020. In July and August of 2020, IEnova repurchased a total of 12,604,826 shares for $36 million.

In the three months and six months ended June 30, 2019, IEnova repurchased 600,000 shares and 2,200,000 shares, respectively, of its outstanding common stock held by NCI for $2 million and $8 million, respectively, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5% at December 31, 2018 to 66.6% at June 30, 2019.
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
Discontinued Operations
As we discuss in Note 5, we completed the sales of our equity interests in our Peruvian and Chilean businesses in the second quarter of 2020. The minority interests in Luz del Sur and Tecsur were deconsolidated upon sale of our Peruvian businesses in April 2020, and the minority interests in the Chilquinta Energía subsidiaries were deconsolidated upon sale of our Chilean businesses in June 2020.
The following table provides information about NCI held by others in subsidiaries or entities consolidated by us and recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets.

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity (deficit) held by noncontrolling interests
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Sempra Mexico:
IEnova	33.2%	33.4%	$1,738	$1,608
IEnova subsidiaries(1)	17.5	10.0 – 46.3	7	15
Sempra LNG:
Liberty Gas Storage LLC	—	24.6	—	(13)
ECA LNG JV	16.6	16.7	15	12
Parent and other:
PXiSE Energy Solutions, LLC	20.0	20.0	—	1
Discontinued Operations:
Chilquinta Energía subsidiaries(1)	—	19.7 – 43.4	—	23
Luz del Sur	—	16.4	—	205
Tecsur	—	9.8	—	5
Total Sempra Energy			$1,760	$1,856

(1)	IEnova and Chilquinta Energía have subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2020	December 31, 2019
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current, net of negligible allowance for credit losses at June 30, 2020(1)(2)	$91	$32

Total due from unconsolidated affiliates – noncurrent – Sempra Mexico – IMG JV – Note due March 15, 2022, net of allowance for credit losses of $3 at June 30, 2020(2)(3)	$603	$742

Total due to various unconsolidated affiliates – current	$(9)	$(5)

Sempra Mexico(2):
TAG Pipelines Norte, S. de. R.L. de C.V.:
Note due December 20, 2021(4)	$(40)	$(39)
5.5% Note due January 9, 2024(5)	(66)	—
TAG JV – 5.74% Note due December 17, 2029(5)	(161)	(156)
Total due to unconsolidated affiliates – noncurrent	$(267)	$(195)
SDG&E:
Sempra Energy	$(164)	$(37)
SoCalGas	—	(10)
Various affiliates	(9)	(6)
Total due to unconsolidated affiliates – current	$(173)	$(53)

Income taxes due from Sempra Energy(6)	$31	$130
SoCalGas:
SDG&E	$—	$10
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$1	$11

Sempra Energy	$(85)	$(45)
Pacific Enterprises	(50)	—
Various affiliates	—	(2)
Total due to unconsolidated affiliates – current	$(135)	$(47)

Income taxes due from Sempra Energy(6)	$34	$152

(1)
Amount at June 30, 2020 includes $25 million of outstanding principal and a negligible amount of accrued interest receivable from a U.S. dollar-denominated loan from IEnova to ESJ at a variable interest rate based on 1-month LIBOR plus 196 bps (2.13% at June 30, 2020) with an amended maturity date of December 31, 2020. Pursuant to the agreement, if ESJ is unable to meet certain conditions for an expansion project by December 31, 2020, IEnova and ESJ have the option to convert the loan to a 10-year note.

(2)	Amounts include principal balances plus accumulated interest outstanding.

(3)
Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $614 million U.S. dollar-equivalent, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (7.44% at June 30, 2020), to finance construction of the natural gas marine pipeline. At June 30, 2020, $2 million of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current.

(4)	U.S. dollar-denominated loan at a variable interest rate based on 6-month LIBOR plus 290 bps (3.27% at June 30, 2020).

(5)	U.S. dollar-denominated loan at a fixed interest rate.

(6)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes revenues and cost of sales from unconsolidated affiliates.

REVENUES AND COST OF SALES FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Sempra Energy Consolidated	$10	$13	$22	$27
SDG&E	2	2	3	3
SoCalGas	20	17	38	34
Cost of Sales:
Sempra Energy Consolidated	$15	$14	$26	$28
SDG&E	22	20	39	40
SoCalGas	—	—	—	4

Guarantees
Sempra Energy has provided guarantees related to Cameron LNG JV, as we discuss in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
OTHER INCOME (EXPENSE), NET
Other Income (Expense), Net, on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$31	$23	$62	$44
Investment gains (losses)(1)	30	11	(7)	37
Gains (losses) on interest rate and foreign exchange instruments, net	5	11	(148)	24
Foreign currency transaction gains (losses), net(2)	13	4	(110)	11
Non-service component of net periodic benefit (cost) credit	(23)	(30)	3	(6)
Penalties related to billing practices OII	—	—	—	(8)
Interest on regulatory balancing accounts, net	11	6	13	5
Sundry, net	(5)	3	(5)	3
Total	$62	$28	$(192)	$110
SDG&E:
Allowance for equity funds used during construction	$19	$15	$40	$27
Non-service component of net periodic benefit (cost) credit	(5)	(1)	3	8
Interest on regulatory balancing accounts, net	6	6	8	6
Sundry, net	(2)	(1)	(2)	—
Total	$18	$19	$49	$41
SoCalGas:
Allowance for equity funds used during construction	$10	$8	$18	$16
Non-service component of net periodic benefit (cost) credit	(13)	(4)	12	14
Penalties related to billing practices OII	—	—	—	(8)
Interest on regulatory balancing accounts, net	5	—	5	(1)
Sundry, net	(4)	(3)	(7)	(4)
Total	$(2)	$1	$28	$17

(1)
Represents investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.

(2)
Includes gains of $14 million and losses of $135 million in the three months and six months ended June 30, 2020, respectively, and gains of $7 million and $17 million in the three months and six months ended June 30, 2019, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG JV, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$168	$47	$(39)	$89

Income from continuing operations before income taxes and equity earnings	$463	$286	$860	$787
Equity earnings, before income tax(1)	84	2	41	7
Pretax income	$547	$288	$901	$794

Effective income tax rate	31%	16%	(4)%	11%
SDG&E:
Income tax expense	$70	$35	$128	$40
Income before income taxes	$263	$181	$583	$363
Effective income tax rate	27%	19%	22%	11%
SoCalGas:
Income tax expense (benefit)	$49	$(4)	$101	$15
Income before income taxes	$196	$27	$551	$310
Effective income tax rate	25%	(15)%	18%	5%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses and we completed the sales in the second quarter of 2020, as we discuss in Note 5. Prior to this decision, our repatriation estimate excluded post-2017 earnings and other basis differences related to our South American businesses. Because of our decision to sell our South American businesses, we no longer assert indefinite reinvestment of these basis differences. Accordingly, we recorded the following income tax impacts from changes in outside basis differences in our discontinued operations in South America:

▪	$103 million income tax expense in 2019 related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses; and

▪
$7 million income tax benefit in 2020 compared to $20 million income tax expense in 2019 related to changes in outside basis differences from earnings and foreign currency effects since January 25, 2019.

We have not changed our indefinite reinvestment assertion or repatriation plan for our continuing international operations during 2020.

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
ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”: ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications that replace LIBOR or another reference rate affected by reference rate reform and to hedging relationships that reference LIBOR or another reference rate that is affected or expected to be affected by reference rate reform. ASU 2020-04 is effective March 12, 2020 and can be applied through December 31, 2022, with certain exceptions for hedging relationships that continue to exist after this date, and may be applied from January 1, 2020. For contract modifications, the standard allows entities to account for modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract). The standard also allows entities to amend their formal designation and documentation of hedging relationships affected or expected to be affected by reference rate reform, without having to de-designate the hedging relationship. Entities may elect the optional expedients and exceptions on an individual hedging relationship basis and independently from one another. We elected the optional expedients for contract modifications. We elected the cash flow hedging expedients to disregard the potential discontinuation of a reference rate when assessing whether a hedged forecasted interest payment is probable and to disregard certain mismatches between the designated hedging instrument and the hedged item when assessing the hedge effectiveness. We are applying these expedients prospectively from January 1, 2020. Application of these expedients preserves the presentation of derivatives consistent with the past presentation. We are still evaluating the remaining optional expedients and exceptions for hedging relationships.

NOTE 3. REVENUES
We discuss revenue recognition for revenues from contracts with customers and from sources other than contracts with customers in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.
In connection with the COVID-19 pandemic, the California Utilities and the CPUC have implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for residential and small business customers, waiving late payment fees for business customers, and offering flexible payment plans for customers experiencing difficulty paying their electric or gas bills. Additional measures could be mandated or voluntarily implemented in the future. Under the regulatory compact applicable to the California Utilities, including decoupling of rates, recovery of uncollectible expenses, and other recovery mechanisms potentially available (including the CPPMA, which we discuss in Note 4), the California Utilities have continued to recognize revenues under ASC 606, “Revenue from Contracts with Customers,” in the three months and six months ended June 30, 2020.
The following table disaggregates our revenues from contracts with customers by major service line and market and provides a reconciliation to total revenues by segment. The majority of our revenue is recognized over time.

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra LNG	Consolidating adjustments and Parent and Other	Sempra Energy Consolidated
	Three months ended June 30, 2020
By major service line:
Utilities	$1,050	$904	$10	$—	$(22)	$1,942
Energy-related businesses	—	—	174	9	(1)	182
Revenues from contracts with customers	$1,050	$904	$184	$9	$(23)	$2,124

By market:
Gas	$138	$904	$133	$7	$(21)	$1,161
Electric	912	—	51	2	(2)	963
Revenues from contracts with customers	$1,050	$904	$184	$9	$(23)	$2,124

Revenues from contracts with customers	$1,050	$904	$184	$9	$(23)	$2,124
Utilities regulatory revenues	185	106	—	—	—	291
Other revenues	—	—	91	60	(40)	111
Total revenues	$1,235	$1,010	$275	$69	$(63)	$2,526

	Six months ended June 30, 2020
By major service line:
Utilities	$2,309	$2,448	$30	$—	$(41)	$4,746
Energy-related businesses	—	—	372	21	(8)	385
Revenues from contracts with customers	$2,309	$2,448	$402	$21	$(49)	$5,131

By market:
Gas	$392	$2,448	$280	$18	$(44)	$3,094
Electric	1,917	—	122	3	(5)	2,037
Revenues from contracts with customers	$2,309	$2,448	$402	$21	$(49)	$5,131

Revenues from contracts with customers	$2,309	$2,448	$402	$21	$(49)	$5,131
Utilities regulatory revenues	195	(43)	—	—	—	152
Other revenues	—	—	182	171	(81)	272
Total revenues	$2,504	$2,405	$584	$192	$(130)	$5,555

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra Renewables	Sempra LNG	Consolidating adjustments and Parent and other	Sempra Energy Consolidated
	Three months ended June 30, 2019
By major service line:
Utilities	$998	$877	$15	$—	$—	$(20)	$1,870
Energy-related businesses	—	—	202	1	21	(14)	210
Revenues from contracts with customers	$998	$877	$217	$1	$21	$(34)	$2,080

By market:
Gas	$102	$877	$158	$—	$19	$(29)	$1,127
Electric	896	—	59	1	2	(5)	953
Revenues from contracts with customers	$998	$877	$217	$1	$21	$(34)	$2,080

Revenues from contracts with customers	$998	$877	$217	$1	$21	$(34)	$2,080
Utilities regulatory revenues	96	(71)	—	—	—	—	25
Other revenues	—	—	101	2	65	(43)	125
Total revenues	$1,094	$806	$318	$3	$86	$(77)	$2,230

	Six months ended June 30, 2019
By major service line:
Utilities	$2,234	$2,405	$42	$—	$—	$(38)	$4,643
Energy-related businesses	—	—	459	5	89	(73)	480
Revenues from contracts with customers	$2,234	$2,405	$501	$5	$89	$(111)	$5,123

By market:
Gas	$341	$2,405	$356	$—	$86	$(105)	$3,083
Electric	1,893	—	145	5	3	(6)	2,040
Revenues from contracts with customers	$2,234	$2,405	$501	$5	$89	$(111)	$5,123

Revenues from contracts with customers	$2,234	$2,405	$501	$5	$89	$(111)	$5,123
Utilities regulatory revenues	5	(238)	—	—	—	—	(233)
Other revenues	—	—	200	5	138	(105)	238
Total revenues	$2,239	$2,167	$701	$10	$227	$(216)	$5,128

Remaining Performance Obligations
For contracts greater than one year, at June 30, 2020, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such remaining performance obligations at June 30, 2020.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
2020 (excluding first six months of 2020)	$195	$2
2021	403	4
2022	406	4
2023	407	4
2024	348	4
Thereafter	4,678	71
Total revenues to be recognized	$6,437	$89

(1)	Excludes intercompany transactions.

Contract Balances from Revenues from Contracts with Customers
Activities within Sempra Energy’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SDG&E in the six months ended June 30, 2019 or SoCalGas in the six months ended June 30, 2020 and 2019.

CONTRACT LIABILITIES
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
Balance at January 1, 2020	$(163)	$(91)
Revenue from performance obligations satisfied during reporting period	2	2
Balance at June 30, 2020(1)	$(161)	$(89)
Balance at January 1, 2019	$(70)
Revenue from performance obligations satisfied during reporting period	1
Payments received in advance	(3)
Balance at June 30, 2019	$(72)

(1)
Includes $4 million and $4 million in Other Current Liabilities and $157 million and $85 million in Deferred Credits and Other on the Sempra Energy and SDG&E Condensed Consolidated Balance Sheets, respectively.

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on our Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	June 30, 2020	December 31, 2019
Sempra Energy Consolidated:
Accounts receivable – trade, net	$943	$1,163
Accounts receivable – other, net	9	16
Due from unconsolidated affiliates – current(1)	4	5
Total	$956	$1,184
SDG&E:
Accounts receivable – trade, net	$418	$398
Accounts receivable – other, net	7	5
Due from unconsolidated affiliates – current(1)	3	2
Total	$428	$405
SoCalGas:
Accounts receivable – trade, net	$460	$710
Accounts receivable – other, net	2	11
Total	$462	$721

(1)	Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

NOTE 4. REGULATORY MATTERS
We discuss regulatory matters in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and information about new regulatory matters below.
REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	June 30, 2020	December 31, 2019

SDG&E:
Fixed-price contracts and other derivatives	$16	$8
Deferred income taxes refundable in rates	(55)	(108)
Pension and other postretirement benefit plan obligations	95	103
Removal obligations	(2,109)	(2,056)
Environmental costs	44	45
Sunrise Powerlink fire mitigation	119	121
Regulatory balancing accounts(1)(2)
Commodity – electric	182	102
Gas transportation	6	22
Safety and reliability	74	77
Public purpose programs	(150)	(124)
2019 GRC retroactive impacts	84	111
Other balancing accounts	172	106
Other regulatory liabilities, net(2)	(20)	(153)
Total SDG&E	(1,542)	(1,746)
SoCalGas:
Deferred income taxes refundable in rates	(123)	(203)
Pension and other postretirement benefit plan obligations	393	400
Employee benefit costs	44	44
Removal obligations	(714)	(728)
Environmental costs	38	40
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(180)	(118)
Safety and reliability	331	295
Public purpose programs	(356)	(273)
2019 GRC retroactive impacts	302	400
Other balancing accounts	(22)	(7)
Other regulatory assets (liabilities), net(2)	19	(101)
Total SoCalGas	(268)	(251)
Sempra Mexico:
Deferred income taxes recoverable in rates	83	83
Other regulatory assets	2	6
Total Sempra Energy Consolidated	$(1,725)	$(1,908)

(1)
At June 30, 2020 and December 31, 2019, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $120 million and $108 million, respectively, and for SoCalGas was $535 million and $500 million, respectively.

(2)	Includes regulatory assets earning a return.

CALIFORNIA UTILITIES
COVID-19 Pandemic Protections Memorandum Account
The COVID-19 pandemic is causing a significant impact on the economy and people’s livelihoods. On March 4, 2020, Governor Gavin Newsom proclaimed a State of Emergency in California as a result of the threat of COVID-19. In response, on March 17, 2020, the CPUC announced that, retroactive to March 4, 2020, all energy companies under its jurisdiction, including the California Utilities, should take action to implement several emergency customer protection measures to support California customers. In April 2020, the CPUC approved a resolution to establish a disaster relief plan for residential and small business customers affected by the COVID-19 pandemic. In June 2020, the CPUC approved the disaster relief plans covering residential and small business customers that were submitted by each of the California Utilities. The resolution also authorizes each of the California Utilities to establish a CPPMA to track and request recovery of incremental costs associated with complying with the resolution, including costs associated with suspending service disconnections and uncollectible expenses that arise from residential and small business customers’ failure to pay. The customer relief measures, which are mandatory for all residential and small business customers, are effective March 2020 and will continue for up to one year. The California Utilities expect to pursue recovery in rates of the costs recorded to the CPPMA in a future proceeding, subject to CPUC approval, which is not assured. In June 2020, the CPUC issued a decision in a separate proceeding addressing service disconnections that, among other things, allows each of the California Utilities to establish a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills. The California Utilities may also request, at a future date, to transfer any such costs from the CPPMA to the new balancing account.
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
The 2019 GRC FD approved SDG&E’s and SoCalGas’ test year revenues for 2019 and attrition year adjustments for 2020 and 2021. In January 2020, the CPUC issued a final decision implementing a four-year GRC cycle for California IOUs. The California Utilities were directed to file a petition for modification to revise their 2019 GRC to add two additional attrition years, resulting in a transitional five-year GRC period (2019-2023). The California Utilities filed the petition in April 2020 and requested authorization of their post-test year ratemaking mechanism for two additional years. We have requested an increase in the revenue requirement for SDG&E and SoCalGas of approximately $95 million and $155 million, respectively, for 2022, and $96 million and $137 million, respectively, for 2023, reflecting certain adjustments. These amounts include revenues for both O&M and capital cost attrition. In June 2020, the CPUC issued a ruling to further clarify the issues for review in the California Utilities’ petition, which are mainly whether the proposed revenue requirements and mechanisms for the two proposed additional attrition years are just and reasonable. Based on the procedural schedule established in the ruling, we expect a proposed decision in the fourth quarter of 2020.
The 2019 GRC FD clarified that differences between incurred and forecasted income tax expense due to forecasting differences are not subject to tracking in the income tax expense memorandum account beginning in 2019. SDG&E and SoCalGas recorded regulatory liabilities, inclusive of interest, associated with the 2016 through 2018 tracked forecasting differences of $86 million and $89 million, respectively. In April 2020, the CPUC confirmed treatment of the two-way income tax expense memorandum account for these 2016 through 2018 balances, at which time the California Utilities released these regulatory liability balances to revenues and regulatory interest.
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

The CCM was reauthorized in the 2020 cost of capital proceeding to continue through 2022. The CCM benchmark rate for the 2020 cost of capital is the average monthly utility bond index, as published by Moody’s, for the 12-month period from October 2018 through September 2019. SDG&E’s CCM benchmark rate is 4.498%, based on Moody’s Baa- utility bond index. SoCalGas’ CCM benchmark rate is 4.029%, based on Moody’s A- utility bond index. The index applicable to each utility is based on such utility’s credit rating.
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
Energy Efficiency Program Inquiry
In January 2020, the CPUC issued a ruling seeking comments on a report prepared by its consultant regarding SDG&E’s Upstream Lighting Program for the program year 2017. The CPUC subsequently expanded the scope of the comments to cover the program year 2018. The Upstream Lighting Program was one of SDG&E’s Energy Efficiency programs designed to produce energy efficiency savings for which SDG&E could earn a performance-based incentive.

Pursuant to the CPUC ruling, intervenors representing ratepayers have questioned SDG&E’s management of the program and alleged that certain program expenditures did not benefit the purpose of the program. As a result of the inquiry, SDG&E voluntarily expanded its review to include the program year 2019. Based on this review, SDG&E has concluded some concessions are appropriate, which include refunding certain costs to customers and reducing certain performance-based incentives. Accordingly, in the second quarter of 2020, SDG&E reduced revenues by $15 million for aggregate amounts recognized in program years 2017, 2018 and 2019. Additional adjustments could be recorded, depending on the CPUC’s final decision on the matter.

NOTE 5. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS
We consolidate assets acquired and liabilities assumed as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date.
ACQUISITION
Sempra Texas Utilities
TTHC
In February 2020, STIH acquired an additional indirect 0.1975% interest in Oncor through its acquisition of a 1% interest in TTHC from Hunt Strategic Utility Investment, L.L.C. (Hunt), including notes receivable due from TTHC with an aggregate outstanding balance of approximately $6 million, for a total purchase price of approximately $23 million in cash, bringing Sempra Energy’s indirect ownership in Oncor to approximately 80.45%. TTHC indirectly owns 100% of TTI, which owns 19.75% of Oncor’s outstanding membership interests. At the acquisition date, we determined the fair value of the notes receivable was $7 million based on a discounted cash flow model, and attributed $16 million to the investment in TTHC, which we recorded as an equity method investment.
STIH’s acquisition of the 1% interest is the subject of a lawsuit filed in the Delaware Court of Chancery by the owners of the remaining 99% ownership interest in TTHC. STIH purchased its 1% interest in TTHC in February 2020 after the Delaware Court of Chancery decided, among other things, that STIH’s right to purchase the 1% interest was superior to that of the remaining owners of TTHC. The remaining owners appealed that decision and, in May 2020, the Delaware Supreme Court reversed the Delaware Court of Chancery’s ruling and remanded the case back to the Delaware Court of Chancery to take actions as necessary to conform to the opinion of the Delaware Supreme Court.
As a result of the Delaware Supreme Court ruling, we reclassified the notes receivable due from TTHC and equity method investment in TTHC, totaling $23 million, to Accounts Receivable – Other, Net, on Sempra Energy’s Condensed Consolidated Balance Sheet, in anticipation of a rescission of STIH’s purchase of the 1% interest, which would return Sempra Energy’s indirect ownership in Oncor to 80.25%. Any rescission of this sale is dependent on a forthcoming decision from the Delaware Court of Chancery.
Sharyland Holdings
In May 2019, Sempra Energy acquired an indirect, 50% interest in Sharyland Holdings for $95 million (net of $7 million post-closing adjustments) pursuant to the Securities Purchase Agreement. In connection with and prior to the consummation of the Securities Purchase Agreement, Sharyland Holdings owned 100% of the membership interests in Sharyland Utilities, LP and Sharyland Utilities, LP converted into a limited liability company, named Sharyland Utilities, L.L.C. We account for our indirect, 50% interest in Sharyland Holdings as an equity method investment.
DIVESTITURES
Sempra Renewables
In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments to AEP for $569 million, net of transaction costs, and recorded a $61 million ($45 million after tax and NCI) gain, which is included in Gain on Sale of Assets on Sempra Energy’s Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2019.

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
DISCONTINUED OPERATIONS
In January 2019, our board of directors approved a plan to sell our South American businesses. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with those businesses, met the held-for-sale criteria. These businesses are presented as discontinued operations, as the sales represent a strategic shift that will have a major effect on our operations and financial results. Upon completion of these sales, we no longer have continuing involvement in or the ability to exercise significant influence on the operating or financial policies of these operations. Accordingly, the results of operations, financial position and cash flows for these businesses have been presented as discontinued operations for all periods presented.
Discontinued operations that were previously in the Sempra South American Utilities segment include our former 100% interest in Chilquinta Energía in Chile, our former 83.6% interest in Luz del Sur in Peru and our former interests in two energy-services companies, Tecnored and Tecsur, which provide electric construction and infrastructure services to Chilquinta Energía and Luz del Sur, respectively, as well as third parties.
On April 24, 2020, we completed the sale of our equity interests in our Peruvian businesses, including our 83.6% interest in Luz del Sur and our interest in Tecsur, to an affiliate of China Yangtze Power International (Hongkong) Co., Limited for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments, and recorded a pretax gain of $2,271 million ($1,499 million after tax).
On June 24, 2020, we completed the sale of our equity interests in our Chilean businesses, including our 100% interest in Chilquinta Energía and Tecnored and our 50% interest in Eletrans, to State Grid International Development Limited for cash proceeds of $2,232 million, net of transaction costs and subject to post-closing adjustments, and recorded a pretax gain of $644 million ($255 million after tax).
In the three months and six months ended June 30, 2020, the pretax gains from the sales of our South American businesses are included in Gain on Sale of Discontinued Operations in the table below and the after-tax gains are included in Income from Discontinued Operations, Net of Income Tax, on the Sempra Energy Condensed Consolidated Statements of Operations.
Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020(1)	2019	2020(1)	2019
Revenues	$170	$403	$570	$824
Cost of sales	(111)	(251)	(364)	(516)
Gain on sale of discontinued operations	2,915	—	2,915	—
Operating expenses	(20)	(40)	(66)	(85)
Interest and other	(3)	(6)	(3)	(9)
Income before income taxes and equity earnings	2,951	106	3,052	214
Income tax expense	(1,174)	(29)	(1,195)	(180)
Equity earnings	—	1	—	2
Income from discontinued operations, net of income tax	1,777	78	1,857	36
Earnings attributable to noncontrolling interests	(2)	(8)	(10)	(17)
Earnings from discontinued operations attributable to common shares	$1,775	$70	$1,847	$19

(1)	Results include activity until deconsolidation of our Peruvian businesses on April 24, 2020 and Chilean businesses on June 24, 2020.

The following table summarizes the carrying amounts of the major classes of assets and related liabilities classified as held for sale in discontinued operations.

ASSETS HELD FOR SALE IN DISCONTINUED OPERATIONS
(Dollars in millions)
December 31, 2019
Cash and cash equivalents	$74
Restricted cash(1)	1
Accounts receivable, net	303
Due from unconsolidated affiliates	2
Inventories	36
Other current assets	29
Current assets	$445

Due from unconsolidated affiliates	$54
Goodwill and other intangible assets	801
Property, plant and equipment, net	2,618
Other noncurrent assets	40
Noncurrent assets	$3,513

Short-term debt	$52
Accounts payable	201
Current portion of long-term debt and finance leases	85
Other current liabilities	106
Current liabilities	$444

Long-term debt and finance leases	$702
Deferred income taxes	284
Other noncurrent liabilities	66
Noncurrent liabilities	$1,052

(1)	Primarily represents funds held in accordance with Peruvian tax law.

As a result of the sales of our South American businesses, in the second quarter of 2020, we reclassified $645 million of cumulative foreign currency translation losses from AOCI to Gain on Sale of Discontinued Operations, which is included in Income from Discontinued Operations, Net of Income Tax, on the Sempra Energy Condensed Consolidated Statements of Operations.

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
In the six months ended June 30, 2020, Sempra Energy contributed $139 million to Oncor, and Oncor Holdings distributed to Sempra Energy $146 million in dividends.
In the six months ended June 30, 2019, Sempra Energy contributed $1,180 million to Oncor, which includes $1,067 million to fund Oncor’s acquisition of interests in InfraREIT and certain acquisition-related expenses, which we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report. In the six months ended June 30, 2019, Oncor Holdings distributed to Sempra Energy $108 million in dividends.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating revenues	$1,090	$1,041	$2,162	$2,057
Operating expenses	(767)	(757)	(1,568)	(1,532)
Income from operations	323	284	594	525
Interest expense	(102)	(93)	(203)	(179)
Income tax expense	(37)	(30)	(65)	(53)
Net income	173	136	302	250
Noncontrolling interest held by TTI	(35)	(27)	(61)	(50)
Earnings attributable to Sempra Energy	138	109	241	200

SEMPRA LNG
In the six months ended June 30, 2020 and 2019, Sempra LNG invested cash of $1 million and $77 million, respectively, in Cameron LNG JV. In the six months ended June 30, 2020, Cameron LNG JV distributed to Sempra Energy $74 million in dividends. Prior to commencing commercial operations in August 2019, Sempra LNG capitalized $26 million of interest in the six months ended June 30, 2019 related to its investment in Cameron LNG JV.
Sempra Energy Guarantee for an Affiliate of Cameron LNG JV
In July 2020, an affiliate of Cameron LNG JV entered into a financing arrangement with Cameron LNG JV’s four project owners and received aggregate proceeds of $1.5 billion from two project owners and from external lenders on behalf of the other two project owners (collectively, the affiliate loans), based on their proportionate ownership interest in Cameron LNG JV. The affiliate used the proceeds from the affiliate loans to provide a loan to Cameron LNG JV. The affiliate loans mature in 2039. Principal and interest will be paid from Cameron LNG JV’s project cash flows from its three-train natural gas liquefaction export facility. Cameron LNG JV will use the proceeds from its loan to return equity to its project owners. Sempra Energy plans to use its share of the proceeds received for working capital and other general corporate purposes, including the repayment of indebtedness.
Sempra Energy’s proportionate share of the affiliate loans, based on its 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of eight banks (the bank debt) to whom Sempra Energy has provided a $753 million guarantee. Under the terms of the guarantee, Sempra Energy is responsible for repayment of the bank debt if the affiliate of Cameron LNG JV fails to pay the external lenders. Additionally, the external lenders may exercise an option to put the bank debt to Sempra Energy on every one-year anniversary of the closing of the affiliate loans, as well as upon the occurrence of certain transfer events, including a failure by the affiliate to meet its payment obligations under the bank debt. In addition, some or all of the bank debt will be transferred by the external lenders back to Sempra Energy on the five-year anniversary of the affiliate loans, unless the external lenders elect to waive their transfer rights six months prior to the five-year anniversary of the affiliate loans. Sempra Energy also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time. The guarantee will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Energy. Sempra Energy will record a liability in July 2020 for the fair value of its obligation associated with this guarantee.

RBS SEMPRA COMMODITIES
As we discuss in Note 11, in the first quarter of 2020, we recorded a charge of $100 million in Equity Earnings on Sempra Energy’s Condensed Consolidated Statement of Operations for losses from our investment in RBS Sempra Commodities. We recognized a corresponding liability of $25 million in Other Current Liabilities and $75 million in Deferred Credits and Other for our share of estimated losses in excess of the carrying value of our equity method investment.
GUARANTEES
At June 30, 2020, Sempra LNG has provided guarantees aggregating a maximum of $4.0 billion with an aggregate carrying value of $2 million associated with Cameron LNG JV’s debt obligations. We discuss these guarantees in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 7. DEBT AND CREDIT FACILITIES
LINES OF CREDIT
Primary U.S. Committed Lines of Credit
At June 30, 2020, Sempra Energy Consolidated had an aggregate capacity of $6.7 billion in four primary U.S. committed lines of credit, which provide liquidity and support commercial paper. The principal terms of these committed lines of credit, which expire in May 2024, are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
June 30, 2020
Total facility(1)
Sempra Energy(2)	$1,250
Sempra Global	3,185
SDG&E(3)	1,500
SoCalGas(3)	750
Total	$6,685

(1)	All amounts are unused and available as of June 30, 2020.

(2)
The facility also provides for issuance of $200 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra Energy has the right to increase the letter of credit commitment up to $500 million. No letters of credit were outstanding at June 30, 2020.

(3)
The facility also provides for issuance of $100 million of letters of credit on behalf of the borrowing utility with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the borrowing utility has the right to increase the letter of credit commitment up to $250 million. No letters of credit were outstanding at June 30, 2020.

Sempra Energy, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At June 30, 2020, each entity was in compliance with this ratio and all other financial covenants under its respective credit facility.

Foreign Committed Lines of Credit
IEnova has additional general-purpose credit facilities aggregating $1.8 billion at June 30, 2020. The principal terms of these credit facilities are described below.

FOREIGN COMMITTED LINES OF CREDIT
(U.S. dollar equivalent in millions)
	June 30, 2020
Expiration date of facility	Total facility	Amounts outstanding	Available unused credit
February 2024(1)	$1,500	$(1,264)	$236
September 2021(2)	280	(280)	—
Total	$1,780	$(1,544)	$236

(1)	Five-year revolving credit facility with a syndicate of 10 lenders.

(2)	Two-year revolving credit facility with The Bank of Nova Scotia. Withdrawals may be made for up to two years from September 23, 2019 in U.S. dollars.

In addition to its committed lines of credit, IEnova has a three-year $100 million uncommitted revolving credit facility with Scotiabank Inverlat S.A. that expires in April 2022. Withdrawals may be made in either U.S. dollars or Mexican pesos. At June 30, 2020, available unused credit on this line was $100 million.
Letters of Credit
Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At June 30, 2020, we had approximately $609 million in standby letters of credit outstanding under these agreements.
TERM LOANS
In March 2020 and April 2020, Sempra Energy borrowed a total of $1,599 million, net of $1 million of debt discounts and issuance costs, under a 364-day term loan, which has a maturity date of March 16, 2021 with an option to extend the maturity date to September 16, 2021, subject to receiving the consent of the lenders. Borrowings bear interest at benchmark rates plus 80 bps (0.98% at June 30, 2020). Sempra Energy used a portion of the proceeds from the term loan to repay borrowings on its committed lines of credit.
In March 2020, SDG&E borrowed $200 million under a 364-day term loan, which has a maturity date of March 18, 2021 with an option to extend the maturity date to September 17, 2021, subject to receiving the consent of the lenders. Borrowings bear interest at benchmark rates plus 80 bps (0.99% at June 30, 2020). SDG&E classified this term loan as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis by issuing long-term debt. At June 30, 2020, this term loan is included in Current Portion of Long-Term Debt and Finance Leases on SDG&E’s Condensed Consolidated Balance Sheet.
The term loans provide Sempra Energy and SDG&E with additional liquidity outside of their respective committed lines of credit.
WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on the total short-term debt at June 30, 2020 and December 31, 2019 were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	June 30, 2020	December 31, 2019

Sempra Energy Consolidated	1.02%	2.31%
SDG&E	N/A	1.97
SoCalGas	N/A	1.86

LONG-TERM DEBT
SDG&E
In April 2020, SDG&E issued $400 million of 3.32% first mortgage bonds maturing in 2050 and received proceeds of $395 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million). SDG&E used $200 million of the proceeds from the offering to repay line of credit borrowings, and the remaining proceeds for working capital and other general corporate purposes.
SoCalGas
In January 2020, SoCalGas issued $650 million of 2.55% first mortgage bonds maturing in 2030 and received proceeds of $643 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). SoCalGas used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes.
Sempra Mexico
In November 2019, IEnova entered into a financing agreement with International Finance Corporation and North American Development Bank to finance and/or refinance the construction of solar generation projects in Mexico. Under this agreement, in April 2020, IEnova borrowed $100 million from Japan International Cooperation Agency, with loan proceeds of $98 million (net of debt issuance costs of $2 million). The loan matures in November 2034 and bears interest based on 6-month LIBOR plus 150 bps. In April 2020, IEnova entered into a floating-to-fixed interest rate swap, resulting in a fixed rate of 2.38%. Also under the financing agreement, in June 2020, IEnova borrowed $241 million from U.S. International Development Finance Corporation, with loan proceeds of $236 million (net of debt issuance costs of $5 million). The loan matures in November 2034 and bears interest at a fixed rate of 2.90%.
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

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel and GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	June 30, 2020	December 31, 2019
Sempra Energy Consolidated:
Natural gas	MMBtu	20	32
Electricity	MWh	2	2
Congestion revenue rights	MWh	42	48
SDG&E:
Natural gas	MMBtu	32	37
Electricity	MWh	2	2
Congestion revenue rights	MWh	42	48
SoCalGas:
Natural gas	MMBtu	—	2

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
The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2020		December 31, 2019
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges	$1,517	2020-2034	$1,445	2020-2034
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
We also utilized foreign currency derivatives to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile, respectively.
The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	June 30, 2020		December 31, 2019
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$306	2020-2023	$306	2020-2023
Other foreign currency derivatives	1,271	2020-2021	1,796	2020-2021
FINANCIAL STATEMENT PRESENTATION
The Condensed Consolidated Balance Sheets reflect the offsetting of net derivative positions and cash collateral with the same counterparty when a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets, including the amount of cash collateral receivables that were not offset because the cash collateral was in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2020
	Other current assets(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments	$9	$—	$(27)	$(201)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	16	—	(41)	—
Associated offsetting foreign exchange instruments	(16)	—	16	—
Commodity contracts not subject to rate recovery	107	8	(105)	(11)
Associated offsetting commodity contracts	(103)	(3)	103	3
Commodity contracts subject to rate recovery	21	78	(49)	(44)
Associated offsetting commodity contracts	(4)	(2)	4	2
Associated offsetting cash collateral	—	—	11	—
Net amounts presented on the balance sheet	30	81	(88)	(251)
Additional cash collateral for commodity contracts not subject to rate recovery	27	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	19	—	—	—
Total(2)	$76	$81	$(88)	$(251)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$17	$78	$(44)	$(43)
Associated offsetting commodity contracts	(4)	(2)	4	2
Associated offsetting cash collateral	—	—	11	—
Net amounts presented on the balance sheet	13	76	(29)	(41)
Additional cash collateral for commodity contracts subject to rate recovery	15	—	—	—
Total(2)	$28	$76	$(29)	$(41)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$—	$(5)	$(1)
Net amounts presented on the balance sheet	4	—	(5)	(1)
Additional cash collateral for commodity contracts subject to rate recovery	4	—	—	—
Total	$8	$—	$(5)	$(1)

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

The table below includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI:

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax (loss) gain reclassified from AOCI into earnings
	Three months ended June 30,			Three months ended June 30,
	2020	2019	Location	2020	2019
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$5	$(15)	Interest Expense(1)	$(2)	$—
			Other Income (Expense), Net	4	2
Interest rate instruments	—	—	Gain on Sale of Assets	—	(10)
Interest rate and foreign exchange instruments	(18)	(92)	Equity Earnings	(1)	—
Foreign exchange instruments	(5)	(1)	Revenues: Energy- Related Businesses	—	—
			Other Income (Expense), Net	(1)	—
Total	$(18)	$(108)		$—	$(8)
SDG&E:
Interest rate instruments(1)	$—	$(1)	Interest Expense(1)	$—	$(1)

	Six months ended June 30,			Six months ended June 30,
	2020	2019	Location	2020	2019
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$(87)	$(18)	Interest Expense(1)	$(4)	$(1)
			Other Income (Expense), Net	(37)	5
Interest rate instruments	—	—	Gain on Sale of Assets	—	(10)
Interest rate and foreign exchange instruments	(190)	(160)	Equity Earnings	(1)	(1)
Foreign exchange instruments	16	(4)	Revenues: Energy- Related Businesses	2	(1)
			Other Income (Expense), Net	1	—
Total	$(261)	$(182)		$(39)	$(8)
SDG&E:
Interest rate instruments(1)	$—	$(1)	Interest Expense(1)	$—	$(2)

(1)
Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE. On August 14, 2019, Otay Mesa Energy Center LLC paid in full its variable-rate loan and terminated its interest rate swaps.

For Sempra Energy Consolidated, we expect that net losses of $73 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at June 30, 2020 is approximately 14 years for Sempra Energy Consolidated. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 19 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2020	2019	2020	2019
Sempra Energy Consolidated:
Foreign exchange instruments	Other Income (Expense), Net	$2	$9	$(112)	$19
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	13	17	64	17
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	9	(27)	—	(25)
Commodity contracts subject to rate recovery	Cost of Natural Gas	(3)	—	(6)	2
Total		$21	$(1)	$(54)	$13
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$9	$(27)	$—	$(25)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(3)	$—	$(6)	$2

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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at June 30, 2020 and December 31, 2019 was $7 million and $21 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a net liability position at June 30, 2020 and December 31, 2019 was $6 million and $4 million, respectively. At June 30, 2020, if the credit ratings of Sempra Energy or SoCalGas were reduced below investment grade, $7 million and $6 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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

RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2020 and December 31, 2019. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2019.
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

▪
Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both June 30, 2020 and December 31, 2019.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$356	$6	$—	$362
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26	26	—	52
Municipal bonds	—	343	—	343
Other securities	—	294	—	294
Total debt securities	26	663	—	689
Total nuclear decommissioning trusts(1)	382	669	—	1,051
Interest rate and foreign exchange instruments	—	9	—	9
Commodity contracts not subject to rate recovery	—	9	—	9
Effect of netting and allocation of collateral(2)	27	—	—	27
Commodity contracts subject to rate recovery	3	3	87	93
Effect of netting and allocation of collateral(2)	13	—	6	19
Total	$425	$690	$93	$1,208

Liabilities:
Interest rate and foreign exchange instruments	$—	$253	$—	$253
Commodity contracts not subject to rate recovery	—	10	—	10
Commodity contracts subject to rate recovery	11	6	70	87
Effect of netting and allocation of collateral(2)	(11)	—	—	(11)
Total	$—	$269	$70	$339

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$503	$6	$—	$509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	549	525	—	1,074
Interest rate and foreign exchange instruments	—	24	—	24
Commodity contracts not subject to rate recovery	—	11	—	11
Effect of netting and allocation of collateral(2)	43	—	—	43
Commodity contracts subject to rate recovery	5	8	95	108
Effect of netting and allocation of collateral(2)	11	8	6	25
Total	$608	$576	$101	$1,285

Liabilities:
Interest rate and foreign exchange instruments	$—	$157	$—	$157
Commodity contracts not subject to rate recovery	—	17	—	17
Commodity contracts subject to rate recovery	14	4	67	85
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$178	$67	$245

(1)	Excludes cash and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$356	$6	$—	$362
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26	26	—	52
Municipal bonds	—	343	—	343
Other securities	—	294	—	294
Total debt securities	26	663	—	689
Total nuclear decommissioning trusts(1)	382	669	—	1,051
Commodity contracts subject to rate recovery	1	1	87	89
Effect of netting and allocation of collateral(2)	9	—	6	15
Total	$392	$670	$93	$1,155

Liabilities:
Commodity contracts subject to rate recovery	$11	$—	$70	$81
Effect of netting and allocation of collateral(2)	(11)	—	—	(11)
Total	$—	$—	$70	$70

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$503	$6	$—	$509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	549	525	—	1,074
Commodity contracts subject to rate recovery	1	3	95	99
Effect of netting and allocation of collateral(2)	10	—	6	16
Total	$560	$528	$101	$1,189

Liabilities:
Commodity contracts subject to rate recovery	$14	$—	$67	$81
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$—	$67	$67

(1)	Excludes cash and cash equivalents.

(2)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$2	$2	$—	$4
Effect of netting and allocation of collateral(1)	4	—	—	4
Total	$6	$2	$—	$8

Liabilities:
Commodity contracts subject to rate recovery	$—	$6	$—	$6
Total	$—	$6	$—	$6

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$4	$5	$—	$9
Effect of netting and allocation of collateral(1)	1	8	—	9
Total	$5	$13	$—	$18

Liabilities:
Commodity contracts subject to rate recovery	$—	$4	$—	$4
Total	$—	$4	$—	$4

(1)	Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended June 30,
	2020	2019
Balance at April 1	$16	$182
Realized and unrealized (losses) gains	(9)	(13)
Allocated transmission instruments	1	—
Settlements	9	7
Balance at June 30	$17	$176
Change in unrealized gains (losses) relating to instruments still held at June 30	$(5)	$(3)
	Six months ended June 30,
	2020	2019
Balance at January 1	$28	$179
Realized and unrealized (losses) gains	(14)	(8)
Allocated transmission instruments	1	—
Settlements	2	5
Balance at June 30	$17	$176
Change in unrealized gains (losses) relating to instruments still held at June 30	$(13)	$9

(1)	Excludes the effect of the contractual ability to settle contracts under master netting agreements.

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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2020	$20.35	to	$51.60	$34.68
2019	22.00	to	62.65	41.50

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2020
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$606	$—	$632	$—	$632
Long-term amounts due to unconsolidated affiliates	267	—	245	—	245
Total long-term debt(2)	21,720	—	24,270	—	24,270
SDG&E:
Total long-term debt(3)	$5,723	$—	$6,759	$—	$6,759
SoCalGas:
Total long-term debt(4)	$4,459	$—	$5,282	$—	$5,282

	December 31, 2019
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$742	$—	$759	$—	$759
Long-term amounts due to unconsolidated affiliates	195	—	184	—	184
Total long-term debt(2)	21,247	—	22,638	26	22,664
SDG&E:
Total long-term debt(3)	$5,140	$—	$5,662	$—	$5,662
SoCalGas:
Total long-term debt(4)	$3,809	$—	$4,189	$—	$4,189

(1)	Before allowances for credit losses of $3 million at June 30, 2020.

(2)
Before reductions of unamortized discount and debt issuance costs of $228 million and $225 million at June 30, 2020 and December 31, 2019, respectively, and excluding finance lease obligations of $1,328 million and $1,289 million at June 30, 2020 and December 31, 2019, respectively.

(3)
Before reductions of unamortized discount and debt issuance costs of $51 million and $48 million at June 30, 2020 and December 31, 2019, respectively, and excluding finance lease obligations of $1,278 million and $1,270 million at June 30, 2020 and December 31, 2019, respectively.

(4)
Before reductions of unamortized discount and debt issuance costs of $40 million and $34 million at June 30, 2020 and December 31, 2019, respectively, and excluding finance lease obligations of $50 million and $19 million at June 30, 2020 and December 31, 2019, respectively.

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
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. We expect the majority of the decommissioning work to take 10 years after receipt of the required permits. The coastal development permit, the last permit required to be obtained, was issued in October 2019. The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate the permit and to obtain injunctive relief to stop decommissioning work. Major decommissioning work began in 2020. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal, as we discuss below. SDG&E is responsible for approximately 20% of the total contract price.

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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At June 30, 2020:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$51	$1	$—	$52
Municipal bonds(2)	327	17	(1)	343
Other securities(3)	281	15	(2)	294
Total debt securities	659	33	(3)	689
Equity securities	143	231	(12)	362
Cash and cash equivalents	11	—	—	11
Total	$813	$264	$(15)	$1,062
At December 31, 2019:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$57	$—	$—	$57
Municipal bonds	270	12	—	282
Other securities	218	9	(1)	226
Total debt securities	545	21	(1)	565
Equity securities	176	339	(6)	509
Cash and cash equivalents	8	—	—	8
Total	$729	$360	$(7)	$1,082

(1)	Maturity dates are 2021-2050.

(2)	Maturity dates are 2020-2056.

(3)	Maturity dates are 2020-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$245	$272	$797	$497
Gross realized gains	7	8	99	13
Gross realized losses	(6)	(1)	(11)	(3)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
The present value of SDG&E’s ARO related to decommissioning costs for the SONGS units was $595 million at June 30, 2020. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2020 dollars is approximately $860 million.
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
At June 30, 2020, loss contingency accruals for legal matters, including associated legal fees, that are probable and estimable were $416 million for Sempra Energy Consolidated, including $270 million for SoCalGas. Amounts for Sempra Energy Consolidated and SoCalGas include $260 million for matters related to the Aliso Canyon natural gas storage facility gas leak, which we discuss below.
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
Civil and Criminal Litigation. As of August 3, 2020, 394 lawsuits, including approximately 36,000 plaintiffs, are pending against SoCalGas related to the Leak, some of which have also named Sempra Energy. All these cases, other than a matter brought by the Los Angeles County District Attorney and the federal securities class action discussed below, are coordinated before a single court in the LA Superior Court for pretrial management.
In November 2017, in the coordinated proceeding, individuals and business entities filed a Third Amended Consolidated Master Case Complaint for Individual Actions, through which their separate lawsuits will be managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium, wrongful death and violations of Proposition 65 against SoCalGas, with certain causes of action also naming Sempra Energy. The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties (including penalties associated with Proposition 65 claims alleging violation of requirements for warning about certain chemical exposures), and attorneys’ fees. SoCalGas is engaged in settlement discussions in connection with these actions and, in the first quarter of 2020, recorded a related accrual of $277 million, inclusive of estimated legal costs, in Reserve for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. The initial trial previously scheduled for June 2020 for a small number of randomly selected individual plaintiffs was postponed, with a new trial date to be determined by the court.
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
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2020, the Aliso Canyon natural gas storage facility had a net book value of $775 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
Cost Estimates, Accounting Impact and Insurance. SoCalGas has incurred significant costs for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At June 30, 2020, SoCalGas estimates these costs related to the Leak are $1,411 million (the cost estimate), which includes the $1,277 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $256 million is accrued as Reserve for Aliso Canyon Costs and $7 million is accrued in Deferred Credits and Other as of June 30, 2020 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
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
We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than directors’ and officers’ liability insurance, after taking into consideration the additional accrual related to litigation matters described above, we have exhausted all of our insurance in this matter, except as to certain defense costs we may incur in the future, including those related to the shareholder derivative lawsuits described above. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery for all or a substantial portion of these costs, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
As of June 30, 2020, we recorded the expected recovery of the cost estimate related to the Leak of $505 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $772 million of insurance proceeds we received through June 30, 2020. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.

Sempra Mexico
Energía Costa Azul
IEnova has been engaged in a long-running land dispute relating to property adjacent to its ECA LNG Regasification facility that allegedly overlaps with land owned by the ECA LNG Regasification facility (the facility, however, is not situated on the land that is the subject of this dispute). A claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue a title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title and cause it to be registered. Both SEDATU and IEnova challenged the ruling, due to lack of notification of the underlying process. In May 2019, a federal court in Mexico reversed the ruling and ordered a retrial. IEnova expects additional proceedings regarding the claims.
Four other cases involving two adjacent areas of real property on which part of the ECA LNG Regasification facility is situated, each brought by a single plaintiff or her descendants, remain pending against the facility. The first disputed area is subject to a claim in the federal Agrarian Court that has been ongoing since 2006, in which the plaintiffs seek to annul the property title for a portion of the land on which the ECA LNG Regasification facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA LNG Regasification facility. The second disputed area is one parcel adjacent to the ECA LNG Regasification facility that allegedly overlaps with land on which the ECA LNG Regasification facility is situated, which is subject to a claim in the Agrarian Court and two claims in civil courts. The Agrarian Court proceeding, which seeks an order that SEDATU issue title to the plaintiff, was initiated in 2013 and the parties are awaiting a final decision. The two civil court proceedings, which seek to invalidate the contract by which the ECA LNG Regasification facility purchased the applicable parcel of land on which the ECA LNG Regasification facility is situated on the grounds that the purchase price was allegedly unfair, are progressing at different stages. In the first, initiated in 2013, a lower court ruled in favor of the ECA LNG Regasification facility and the ruling has been appealed by the plaintiff. The same plaintiff filed the second civil case in 2019, which is in its initial stages. IEnova expects further proceedings on these matters.
Several administrative challenges are pending before Mexico’s Secretariat of Environment and Natural Resources (the Mexican environmental protection agency) and Federal Tax and Administrative Courts, seeking revocation of the environmental impact authorization issued to the ECA LNG Regasification facility in 2003. These cases generally allege that the conditions and mitigation measures in the environmental impact authorization are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines.
In 2018, two related claimants filed separate challenges in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued by each of Agencia de Seguridad, Energía y Ambiente (ASEA) and SENER to ECA LNG JV authorizing natural gas liquefaction activities at the ECA LNG Regasification facility. In the first case, the court issued a provisional injunction in September 2018. In December 2018, ASEA approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision canceling the injunction, but was not successful. The claimant’s underlying challenge to the permits remains pending. In the second case, the initial request for a provisional injunction was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the same environmental and social impact permits that were already issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The reversal and issuance of the injunction in the second case is under further appeal.
In May 2020, the two third-party capacity customers at the ECA LNG Regasification facility asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn (and expects to continue to draw) on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. On July 23, 2020, one of the customers, Shell México Gas Natural, S. de R.L. de C.V. (Shell Mexico), submitted a request for arbitration of the dispute. IEnova will avail itself of its available claims, defenses and remedies in the arbitration proceeding. Shell Mexico has also informed IEnova that it filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions. IEnova is monitoring this proceeding.
One or more unfavorable final decisions on these disputes or challenges, could materially and adversely affect our existing natural gas regasification operations and development projects at the ECA LNG Regasification facility.
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
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when IEnova and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. In January 2020, IEnova and the CFE agreed to extend the January 15, 2020 new service start date to May 15, 2020. On May 11, 2020, the parties agreed to further extend the service start date to September 15, 2020. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by September 15, 2020 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits.
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
Regulatory Actions by the Mexican Government that Impact Renewable Energy Facilities
On April 29, 2020, Mexico’s CENACE issued an order that it claims would safeguard Mexico’s national power grid from interruptions that may be caused by renewable energy projects. The main provision of the order suspends all legally mandated pre-operative testing that would be needed for new renewable energy projects to commence operations and prevents such projects from connecting to the national power grid until further notice. IEnova’s renewable energy projects affected by the order filed for legal protection through amparo claims (constitutional protection lawsuits), and in June 2020, received injunctive relief until the claims are resolved by the courts.
On May 15, 2020, Mexico’s SENER published a resolution to establish guidelines intended to guarantee the security and reliability of the national grid’s electricity supply by reducing the threat that it claims is caused by clean, intermittent energy. The resolution includes the following key elements:

▪
provides non-renewable electricity generation facilities, primarily non-renewable power plants, preferential access or easier access to Mexico’s national power grid, while increasing restrictions on access to the grid by renewable energy facilities;

▪	grants the CRE and CENACE broad authority to approve or deny permits and interconnection requests by producers of renewable energy; and

▪
imposes restrictive measures on the renewable energy sector, including requiring all permits and interconnection agreements to include an early termination clause in the event the renewable energy project fails to make certain additional improvements, at the request of the CRE or CENACE, in accordance with a specific schedule.

IEnova’s renewable energy projects, including those in construction and in service, filed amparo claims against the SENER resolution on June 26, 2020 and received injunctive relief on July 17, 2020. In addition, on June 22, 2020, COFECE, Mexico’s antitrust regulator, filed a complaint with Mexico’s Supreme Court against the SENER resolution. COFECE’s complaint was upheld by the court and, pending the court’s final ruling, the decision suspends indefinitely the resolution.
On May 28, 2020, the CRE approved an update to the transmission rates included in legacy renewables and cogeneration energy contracts, based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of IEnova’s renewables’ facilities are currently holders of contracts with such legacy rates, and any increases in the transmission rates would be passed through directly to their customers. IEnova filed amparo claims for its affected facilities in July 2020.
IEnova and other companies affected by these new orders and regulations have challenged the orders and regulations by filing amparo claims, some of which have been granted injunctive relief. The court-ordered injunctions provide relief until Mexico’s Federal District Court ultimately resolves the amparo claims or, with respect to the SENER resolution, until Mexico’s Supreme Court issues its final ruling on COFECE’s complaint, the timing of which is uncertain. An unfavorable final decision on these amparo challenges, or the potential for an extended dispute, could impact our ability to successfully complete construction of our solar facilities, or to complete them in a timely manner and within expected budgets, may impact our ability to operate our wind and solar facilities already in service at existing levels or at all, and may adversely affect our ability to develop new projects, any of which may have a material adverse impact on our results of operations and cash flows and our ability to recover the carrying values of our renewable energy investments in Mexico.
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
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. On March 10, 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $55 million in U.S. dollars at June 30, 2020), plus costs and interest, which will be determined after further proceedings.
Although the final outcome of both the High Court of Justice case and First-Tier Tribunal case remains uncertain, we recorded $100 million in equity losses from our investment in RBS Sempra Commodities in Equity Earnings on the Sempra Energy Condensed Consolidated Statement of Operations in the six months ended June 30, 2020, which represents an estimate of our obligations to settle pending tax matters and related legal costs.
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra Energy are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of August 3, 2020, 275 such lawsuits are pending with 182 such lawsuits having been served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. We anticipate additional lawsuits will be filed. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra Energy’s cash flows, financial condition and results of operations.
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
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, machinery and equipment, warehouses and other operational facilities) and finance leases for PPAs with renewable energy and peaker plant facilities.
We provide supplemental noncash information for operating and finance leases below.

SUPPLEMENTAL NONCASH INFORMATION
(Dollars in millions)
	Six months ended June 30, 2020
	Sempra Energy Consolidated	SDG&E	SoCalGas
Increase in operating lease obligations for right-of-use assets	$21	$—	$2
Increase in finance lease obligations for investment in PP&E	56	20	36
	Six months ended June 30, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Increase in operating lease obligations for right-of-use assets	$559	$146	$117
Increase in finance lease obligations for investment in PP&E	16	7	9

Leases that Have Not Yet Commenced
SDG&E and SoCalGas have lease agreements for future acquisitions of fleet vehicles with an aggregate maximum lease limit of $232 million. SDG&E and SoCalGas have utilized $65 million and $89 million, respectively, of these maximum lease limits as of June 30, 2020.
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
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA ENERGY
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Fixed lease payments	$47	$49	$97	$99
Variable lease payments	—	2	—	6
Total revenues from operating leases(1)	$47	$51	$97	$105

Depreciation expense	$9	$10	$19	$19

(1)	Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.
CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first six months of 2020 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
SoCalGas’ minimum purchase obligations for natural gas have increased by $51 million since December 31, 2019 primarily due to new purchase obligations entered into in the second quarter of 2020. Net future payments are expected to increase by $16 million in 2020, $35 million in 2021 and decrease by negligible amounts thereafter compared to December 31, 2019.
SoCalGas’ interstate pipeline capacity agreement commitments have increased by $625 million since December 31, 2019 primarily due to new capacity agreements entered into in the second quarter of 2020, which replace existing or expiring agreements. Net future payments are expected to decrease by $61 million in 2020, and increase by $17 million in 2021, $88 million in 2022, $100 million in 2023, $90 million in 2024 and $391 million thereafter compared to December 31, 2019.
Sempra LNG’s natural gas storage and transportation commitments have increased by $535 million since December 31, 2019, primarily from entering into new storage and transportation contracts in the first six months of 2020. We expect future payments to decrease by $32 million in 2020, and increase by $38 million in 2021, $34 million in 2022, $31 million in 2023, $28 million in 2024 and $436 million thereafter compared to December 31, 2019.
LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA LNG Regasification facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2020 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG. At June 30, 2020, we expect the commitment amount to decrease by $194 million in 2020, $11 million in 2021, $37 million in 2022, $48 million in 2023, $52 million in 2024 and $234 million thereafter (through contract termination in 2029) compared to December 31, 2019, reflecting changes in estimated forward prices since December 31, 2019 and actual transactions for the first six months of 2020. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.

NOTE 12. SEGMENT INFORMATION
We have five separately managed reportable segments, as follows:

▪	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

▪	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

▪
Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, and western and panhandle regions of Texas; and our indirect, 50% interest in Sharyland Holdings, which owns Sharyland Utilities, a regulated electric transmission and distribution utility serving customers near the Texas-Mexico border. As we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, we acquired our investment in Sharyland Holdings in May 2019.

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
As we discuss in Note 5, the financial information related to our businesses that constituted the Sempra South American Utilities segment is presented as discontinued operations for all periods presented. The information in the tables below excludes amounts from discontinued operations unless otherwise noted. We completed the sales of our discontinued operations in the second quarter of 2020.
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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUES
SDG&E	$1,235	$1,094	$2,504	$2,239
SoCalGas	1,010	806	2,405	2,167
Sempra Mexico	275	318	584	701
Sempra Renewables	—	3	—	10
Sempra LNG	69	86	192	227
All other	—	—	1	—
Adjustments and eliminations	(1)	(1)	(2)	(1)
Intersegment revenues(1)	(62)	(76)	(129)	(215)
Total	$2,526	$2,230	$5,555	$5,128
INTEREST EXPENSE
SDG&E	$103	$102	$204	$205
SoCalGas	40	34	80	68
Sempra Mexico	32	29	64	59
Sempra Renewables	—	—	—	3
Sempra LNG	15	3	31	7
All other	102	110	211	219
Intercompany eliminations	(18)	(20)	(36)	(43)
Total	$274	$258	$554	$518
INTEREST INCOME
SDG&E	$—	$1	$1	$2
SoCalGas	1	1	2	1
Sempra Mexico	15	19	33	38
Sempra Renewables	—	1	—	11
Sempra LNG	18	16	40	30
All other	3	—	3	1
Intercompany eliminations	(15)	(17)	(30)	(41)
Total	$22	$21	$49	$42
DEPRECIATION AND AMORTIZATION
SDG&E	$197	$189	$398	$375
SoCalGas	162	148	321	295
Sempra Mexico	47	46	94	90
Sempra LNG	3	3	5	5
All other	3	3	6	7
Total	$412	$389	$824	$772
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$70	$35	$128	$40
SoCalGas	49	(4)	101	15
Sempra Mexico	54	44	(253)	116
Sempra Renewables	—	14	—	4
Sempra LNG	18	2	41	6
All other	(23)	(44)	(56)	(92)
Total	$168	$47	$(39)	$89
EQUITY EARNINGS (LOSSES)
Equity earnings (losses), before income tax:
Sempra Texas Utilities	$—	$1	$—	$1
Sempra Renewables	—	2	—	5
Sempra LNG	84	—	141	2
All other	—	(1)	(100)	(1)
	84	2	41	7
Equity earnings, net of income tax:
Sempra Texas Utilities	143	112	249	206
Sempra Mexico	6	4	206	6
	149	116	455	212
Total	$233	$118	$496	$219

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$193	$143	$455	$319
SoCalGas	146	30	449	294
Sempra Texas Utilities	144	113	249	207
Sempra Mexico	61	73	252	130
Sempra Renewables	—	46	—	59
Sempra LNG	61	6	136	11
Discontinued operations	1,775	70	1,847	19
All other	(141)	(127)	(389)	(244)
Total	$2,239	$354	$2,999	$795
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$850	$708
SoCalGas			885	659
Sempra Mexico			321	240
Sempra Renewables			—	2
Sempra LNG			136	40
All other			6	2
Total			$2,198	$1,651

			June 30, 2020	December 31, 2019
ASSETS
SDG&E			$21,333	$20,560
SoCalGas			17,899	17,077
Sempra Texas Utilities			11,881	11,619
Sempra Mexico			10,763	9,938
Sempra LNG			4,049	3,901
Discontinued operations			—	3,958
All other			4,666	749
Intersegment receivables			(2,206)	(2,137)
Total			$68,385	$65,665
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities			$11,858	$11,619
Sempra Mexico			914	741
Sempra LNG			1,183	1,256
All other			—	6
Total			$13,955	$13,622

(1)
Revenues for reportable segments include intersegment revenues of $2 million, $20 million, $28 million and $12 million for the three months ended June 30, 2020; $3 million, $38 million, $57 million and $31 million for the six months ended June 30, 2020; $2 million, $17 million, $32 million and $25 million for the three months ended June 30, 2019; and $3 million, $34 million, $60 million and $118 million for the six months ended June 30, 2019 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.

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
In January 2019, our board of directors approved a plan to sell our South American businesses, which were previously included in our Sempra South American Utilities segment. We completed the sales in the second quarter of 2020. Our South American businesses and certain activities associated with those businesses are presented as discontinued operations for all periods presented. Nominal activities that are not classified as discontinued operations have been subsumed into Parent and other. Our discussions below exclude discontinued operations, unless otherwise noted.
We provide additional information about discontinued operations in Note 5 of the Notes to Condensed Consolidated Financial Statements and about our reportable segments in Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and in “Item 1. Business” in the Annual Report.
This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities;

▪	SDG&E and its consolidated VIE (until deconsolidation of Otay Mesa VIE in August 2019); and

▪	SoCalGas.
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
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:

▪	the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;

▪	the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE (until deconsolidation of Otay Mesa VIE in August 2019); and

▪	the Condensed Financial Statements and related Notes of SoCalGas.

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:

▪	Overall results of operations of Sempra Energy;

▪	Segment results;

▪	Significant changes in revenues, costs and earnings; and

▪	Impact of foreign currency and inflation rates on our results of operations.
OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY
In the three months ended June 30, 2020, we reported earnings of $2.24 billion and diluted EPS of $7.61 compared to earnings of $354 million and diluted EPS of $1.26 for the same period in 2019. In the six months ended June 30, 2020, we reported earnings of $3.0 billion and diluted EPS of $9.91 compared to earnings of $795 million and diluted EPS of $2.85 for the same period in 2019. The change in diluted EPS in the three months and six months ended June 30, 2020 compared to the same periods in 2019 included a decrease of $0.40 and $1.05, respectively, due to an increase in weighted-average common shares outstanding. Our results and diluted EPS were impacted by variances discussed in “Segment Results” below.

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

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
SDG&E	$193	$143	$455	$319
SoCalGas	146	30	449	294
Sempra Texas Utilities	144	113	249	207
Sempra Mexico	61	73	252	130
Sempra Renewables	—	46	—	59
Sempra LNG	61	6	136	11
Parent and other(1)	(141)	(127)	(389)	(244)
Discontinued operations	1,775	70	1,847	19
Earnings attributable to common shares	$2,239	$354	$2,999	$795

(1)	Includes intercompany eliminations recorded in consolidation and certain corporate costs.

Due to the delay in the issuance of the CPUC’s final decision in the California Utilities’ 2019 GRC, the California Utilities recorded revenues in the first half of 2019 based on levels authorized for 2018 under the 2016 GRC. The 2019 GRC FD, which was issued by the CPUC in September 2019, was effective retroactively to January 1, 2019. The California Utilities’ CPUC-authorized base revenues for the first half of 2020 are based on the revenues authorized for the 2019 test year plus the amount authorized for attrition for 2020. Had the 2019 GRC FD been in effect in the first quarter of 2019, SDG&E’s and SoCalGas’ earnings would have been higher by $30 million and $46 million, respectively, for the three months ended June 30, 2019 and by $66 million and $130 million, respectively, for the six months ended June 30, 2019. These amounts were recorded in earnings in the third quarter of 2019. We provide additional information on the 2019 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E
The increase in earnings of $50 million (35%) in the three months ended June 30, 2020 was primarily due to:

▪
$62 million due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account, which we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements;

▪	$19 million higher CPUC base operating margin, net of operating expenses, including $30 million lower CPUC base operating margin in 2019 due to the delay in the issuance of the 2019 GRC FD; and

▪	$6 million higher electric transmission margin; offset by

▪	$15 million expected to be refunded to customers related to the Energy Efficiency Program inquiry, which we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements;

▪	$8 million higher income tax expense primarily from flow-through items; and

▪	$5 million amortization of Wildfire Fund asset.
The increase in earnings of $136 million (43%) in the first six months of 2020 was primarily due to:

▪	$84 million higher CPUC base operating margin, net of operating expenses, including $66 million lower CPUC base operating margin in 2019 due to the delay in the issuance of the 2019 GRC FD;

▪	$62 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences;

▪	$44 million higher electric transmission margin, including an increase in authorized ROE and the following impacts from the March 2020 FERC-approved TO5 settlement:

◦	$18 million to conclude a rate base matter, and

◦	$9 million favorable impact from the retroactive application of the final TO5 settlement for 2019; and

▪	$13 million higher AFUDC equity; offset by

▪
$31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed to be allocated to shareholders in a January 2019 decision;

▪	$15 million expected to be refunded to customers related to the Energy Efficiency Program inquiry; and

▪	$11 million amortization of Wildfire Fund asset.
SoCalGas
The increase in earnings of $116 million in the three months ended June 30, 2020 was primarily due to:

▪	$64 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences; and

▪	$56 million higher CPUC base operating margin, net of operating expenses, including $46 million lower CPUC base operating margin in 2019 due to the delay in the issuance of the 2019 GRC FD.
The increase in earnings of $155 million in the first six months of 2020 was primarily due to:

▪	$165 million higher CPUC base operating margin, net of operating expenses, including $130 million lower CPUC base operating margin in 2019 due to the delay in the issuance of the 2019 GRC FD;

▪	$64 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences;

▪	$24 million higher income tax benefits from flow-through items; and

▪	$8 million in penalties in 2019 related to the SoCalGas billing practices OII; offset by

▪	$72 million from impacts associated with Aliso Canyon natural gas storage facility litigation; and

▪	$38 million income tax benefit in 2019 from the impact of the January 2019 CPUC decision allocating certain excess deferred income tax balances to shareholders.
Sempra Texas Utilities
The increase in earnings of $31 million (27%) in the three months ended June 30, 2020 was primarily due to higher equity earnings from Oncor Holdings in 2020, driven mainly by:

▪	higher revenues from increased consumption as a result of weather and rate updates to reflect increases in invested capital and customer growth; and

▪	the impact of Oncor’s acquisition of InfraREIT in May 2019; offset by

▪	higher operating costs.
The increase in earnings of $42 million (20%) in the first six months of 2020 was primarily due to higher equity earnings from Oncor Holdings in 2020, driven mainly by:

▪	the impact of Oncor’s acquisition of InfraREIT in May 2019; and

▪	higher revenues due to rate updates to reflect increases in invested capital and customer growth, offset by lower consumption due to weather; offset by

▪	higher operating costs.
Sempra Mexico
Because Ecogas, our natural gas distribution utility in Mexico, uses the local currency as its functional currency, its revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra Energy Consolidated’s results of operations. The variances discussed below are as adjusted for the difference in foreign currency translation rates between years. We discuss these and other foreign currency effects below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.”
The decrease in earnings of $12 million (16%) in the three months ended June 30, 2020 was primarily due to:

▪	$9 million lower earnings at the Guaymas-El Oro segment of the Sonora pipeline primarily from force majeure payments that ended in August 2019;

▪	$7 million lower earnings from the renewables business including from lower volumes at the Ventika wind power generation facilities;

▪	$6 million higher interest expense; and

▪	$5 million unfavorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦	in 2020, $31 million unfavorable foreign currency and inflation effects, offset by a $12 million gain from foreign currency derivatives, and

◦	in 2019, $21 million unfavorable foreign currency and inflation effects, offset by a $7 million gain from foreign currency derivatives; offset by

▪	$13 million higher earnings primarily due to the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline at IMG JV in the third quarter of 2019; and

▪	$27 million earnings attributable to NCI at IEnova in 2020 compared to $36 million earnings in 2019.
The increase in earnings of $122 million in the first six months of 2020 was primarily due to:

▪	$248 million favorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:

◦	in 2020, $295 million favorable foreign currency and inflation effects, offset by a $79 million loss from foreign currency derivatives, and

◦	in 2019, $46 million unfavorable foreign currency and inflation effects, offset by a $14 million gain from foreign currency derivatives; and

▪	$21 million higher earnings primarily due to the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline at IMG JV in the third quarter of 2019; offset by

▪	$171 million earnings attributable to NCI at IEnova in 2020 compared to $64 million earnings in 2019;

▪	$18 million lower earnings at the Guaymas-El Oro segment of the Sonora pipeline primarily from force majeure payments that ended in August 2019;

▪	$12 million lower earnings at TdM primarily due to lower prices and volumes; and

▪	$7 million higher interest expense.
Sempra Renewables
As we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Renewables sold its remaining wind assets and investments in April 2019, upon which date the segment ceased to exist.
Sempra LNG
The increase in earnings of $55 million in the three months ended June 30, 2020 included $65 million higher earnings from Cameron LNG JV primarily due to Train 1 and Train 2 commencing commercial operations under their tolling agreements in August 2019 and February 2020, respectively.
The increase in earnings of $125 million in the first six months of 2020 was primarily due to:

▪	$110 million higher earnings from Cameron LNG JV primarily due to Train 1 and Train 2 commencing commercial operations; and

▪	$37 million higher earnings from Sempra LNG’s marketing operations primarily driven by changes in natural gas prices.
Parent and Other
The increase in losses of $14 million (11%) in the three months ended June 30, 2020 was primarily due to:

▪	$20 million income tax expense in 2020 compared to a $1 million income tax benefit in 2019 primarily due to:

◦	$8 million increase in valuation allowance against certain foreign tax credits, and

◦	$5 million consolidated California state income tax expense in 2020 associated with income from our investments in LNG entities; and

▪	$11 million loss from foreign currency derivatives in 2020 used to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our South American businesses; offset by

▪	$13 million lower settlement charges from one of our nonqualified pension plans.
The increase in losses of $145 million in the first six months of 2020 was primarily due to:

▪
$100 million equity losses from our investment in RBS Sempra Commodities to settle pending tax matters and related legal costs, which we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements;

▪
$2 million net investment losses in 2020 compared to $24 million net investment gains in 2019 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; and

▪	$16 million income tax expense in 2020 compared to a $6 million income tax benefit in 2019 primarily due to:

◦	$11 million consolidated California state income tax expense in 2020 associated with income from our investments in LNG entities,

◦	$10 million income tax benefit in 2019 to reduce a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses, and

◦	$8 million increase in valuation allowance against certain foreign tax credits, offset by

◦	$10 million income tax benefit in 2020 compared to $3 million income tax expense in 2019 related to share-based compensation.
Discontinued Operations
Discontinued operations that were previously in our Sempra South American Utilities segment include our former 100% interest in Chilquinta Energía in Chile, our former 83.6% interest in Luz del Sur in Peru and our former interests in two energy-services companies, Tecnored and Tecsur, which provide electric construction and infrastructure services to Chilquinta Energía and Luz del Sur, respectively, as well as third parties. Discontinued operations also include activities, mainly income taxes related to the South American businesses, that were previously included in the holding company of the South American businesses at Parent and other.
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, we completed the sales of our South American businesses in the second quarter of 2020. On April 24, 2020, we sold our equity interests in our Peruvian businesses, including our 83.6% interest in Luz del Sur and its interest in Tecsur, for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments, and on June 24, 2020, we sold our equity interests in our Chilean businesses, including our 100% interest in Chilquinta Energía and Tecnored and our 50% interest in Eletrans, for cash proceeds of $2,232 million, net of transaction costs and subject to post-closing adjustments.
Earnings from our discontinued operations increased by $1,705 million to $1,775 million in the three months ended June 30, 2020 primarily due to:

▪	$1,499 million gain on the sale of our Peruvian businesses; and

▪	$255 million gain on the sale of our Chilean businesses, subject to post-closing adjustments; offset by

▪	$50 million lower operational earnings mainly as a result of the sale of our Peruvian businesses in April 2020.
Earnings from our discontinued operations increased by $1,828 million to $1,847 million in the first six months of 2020 primarily due to:

▪	$1,499 million gain on the sale of our Peruvian businesses;

▪	$255 million gain on the sale of our Chilean businesses, subject to post-closing adjustments; and

▪	tax impacts resulting from changes in outside basis differences at our South American businesses, including:

◦	$103 million income tax expense in 2019 related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses, and

◦
$7 million income tax benefit in 2020 compared to $20 million income tax expense in 2019 related to changes in outside basis differences from earnings and foreign currency effects since January 25, 2019; offset by

▪	$54 million lower operational earnings mainly as a result of the sale of our Peruvian businesses in April 2020.
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

▪	The California Utilities to recover certain program expenditures and other costs authorized by the CPUC, or “refundable programs.”
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
The table below summarizes revenues and cost of sales for our consolidated utilities.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Natural gas revenues:
SoCalGas	$1,010	$806	$2,405	$2,167
SDG&E	145	121	364	326
Sempra Mexico	10	15	30	42
Eliminations and adjustments	(22)	(19)	(39)	(36)
Total	1,143	923	2,760	2,499
Electric revenues:
SDG&E	1,090	973	2,140	1,913
Eliminations and adjustments	—	(1)	(2)	(2)
Total	1,090	972	2,138	1,911
Total utilities revenues	$2,233	$1,895	$4,898	$4,410
Cost of natural gas(1):
SoCalGas	$106	$104	$384	$559
SDG&E	31	34	91	113
Sempra Mexico	3	3	6	8
Eliminations and adjustments	(9)	(5)	(13)	(13)
Total	$131	$136	$468	$667
Cost of electric fuel and purchased power(1):
SDG&E	$260	$265	$491	$523
Eliminations and adjustments	—	(2)	(2)	(4)
Total	$260	$263	$489	$519

(1)	Excludes depreciation and amortization, which are presented separately on the Sempra Energy, SDG&E and SoCalGas Condensed Consolidated Statements of Operations.

Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by the California Utilities and included in Cost of Natural Gas. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
SoCalGas	$1.81	$1.65	$2.29	$3.09
SDG&E	3.10	3.36	3.51	4.12

In the three months ended June 30, 2020, our natural gas revenues increased by $220 million (24%) to $1.1 billion primarily due to:

▪	$204 million increase at SoCalGas, which included:

◦	$132 million higher CPUC-authorized revenues, including $65 million lower revenues in 2019 due to the delay in the issuance of the 2019 GRC FD, and

◦	$84 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences, offset by

◦	$15 million lower net revenues from incremental capital projects; and

▪	$24 million increase at SDG&E, which included:

◦	$18 million higher CPUC-authorized revenues, including $15 million lower revenues in 2019 due to the delay in the issuance of the 2019 GRC FD, and

◦	$6 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences.
Our cost of natural gas in the three months ended June 30, 2020 was comparable to the same period in 2019.
In the first six months of 2020, our natural gas revenues increased by $261 million (10%) to $2.8 billion primarily due to:

▪	$238 million increase at SoCalGas, which included:

◦	$313 million higher CPUC-authorized revenues, including $181 million lower revenues in 2019 due to the delay in the issuance of the 2019 GRC FD,

◦	$84 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences, and

◦	$36 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M, offset by

◦	$175 million decrease in cost of natural gas sold, which we discuss below, and

◦	$25 million lower net revenues from incremental capital projects; and

▪	$38 million increase at SDG&E, which included:

◦	$47 million higher CPUC-authorized revenues, including $38 million lower revenues in 2019 due to the delay in the issuance of the 2019 GRC FD, and

◦	$6 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences, offset by

◦	$22 million decrease in cost of natural gas sold, which we discuss below.
In the first six months of 2020, our cost of natural gas decreased by $199 million (30%) to $468 million primarily due to:

▪	$175 million decrease at SoCalGas due to $135 million from lower average natural gas prices and $40 million from lower volumes driven primarily by weather; and

▪	$22 million decrease at SDG&E due to lower average natural gas prices and lower volumes driven primarily by weather.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended June 30, 2020, our electric revenues, substantially all of which are at SDG&E, increased by $118 million (12%) to $1.1 billion, including:

▪	$77 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences;

▪	$56 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M; and

▪	$16 million higher revenues from transmission operations; offset by

▪	$15 million expected to be refunded to customers related to the Energy Efficiency Program inquiry.
In the three months ended June 30, 2020, our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, was consistent with the same period in 2019.
In the first six months of 2020, our electric revenues, substantially all of which are at SDG&E, increased by $227 million (12%) to $2.1 billion, including:

▪	$111 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M;

▪	$83 million higher revenues from transmission operations, including an increase in authorized ROE and the following impacts related to the March 2020 FERC-approved TO5 settlement:

◦	$26 million to settle a rate base matter, and

◦	$12 million favorable impact from the retroactive application of the final TO5 settlement for 2019;

▪	$77 million increase due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences; and

▪	$18 million higher CPUC-authorized revenues, including $4 million lower revenues in 2019 due to the delay in the issuance of the 2019 GRC FD; offset by

▪	$32 million lower cost of electric fuel and purchased power, which we discuss below; and

•	$15 million expected to be refunded to customers related to the Energy Efficiency Program inquiry.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, decreased by $30 million (6%) to $489 million in the first six months of 2020 primarily due to a decrease in residential demand as a result of weather and an increase in rooftop solar adoption.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUES
Sempra Mexico	$265	$303	$554	$659
Sempra Renewables	—	3	—	10
Sempra LNG	69	86	192	227
Parent and other(1)	(41)	(57)	(89)	(178)
Total revenues	$293	$335	$657	$718
COST OF SALES(2)
Sempra Mexico	$44	$64	$113	$185
Sempra LNG	44	54	83	157
Parent and other(1)	(37)	(55)	(86)	(171)
Total cost of sales	$51	$63	$110	$171

(1)	Includes eliminations of intercompany activity.

(2)	Excludes depreciation and amortization, which are presented separately on the Sempra Energy Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2020, revenues from our energy-related businesses decreased by $42 million (13%) to $293 million primarily due to:

▪	$38 million decrease at Sempra Mexico primarily due to:

◦	$12 million lower revenues primarily from force majeure payments that ended in August 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline,

◦	$10 million from the marketing business primarily as a result of lower natural gas prices and volumes, and

◦	$9 million lower revenues at TdM primarily due to lower volumes and natural gas prices; and

▪
$17 million decrease at Sempra LNG primarily due to lower natural gas sales to Sempra Mexico as a result of lower natural gas prices and volumes, lower diversion fees mainly due to lower natural gas prices and lower revenues from the expiration of capacity release contracts in the fourth quarter of 2019; offset by

▪	$16 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the three months ended June 30, 2020, the cost of sales for our energy-related businesses decreased by $12 million (19%) to $51 million primarily due to:

▪	$20 million decrease at Sempra Mexico primarily due to lower gas imbalances and volumes at the marketing business and lower natural gas prices and volumes at TdM; and

▪	$10 million decrease at Sempra LNG mainly from natural gas marketing activities primarily from lower natural gas purchases; offset by

▪	$18 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the first six months of 2020, revenues from our energy-related businesses decreased by $61 million (8%) to $657 million primarily due to:

▪	$105 million decrease at Sempra Mexico primarily due to:

◦	$59 million from the marketing business primarily due to lower natural gas prices and volumes,

◦	$35 million lower revenues at TdM primarily due to lower volumes and natural gas prices, and

◦	$22 million lower revenues primarily from force majeure payments that ended in August 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline; and

▪	$35 million decrease at Sempra LNG primarily due to:

◦	$70 million lower natural gas sales to Sempra Mexico primarily due to lower natural gas prices and volumes, and lower diversion fees mainly due to lower natural gas prices, and

◦	$10 million lower revenues from the expiration of capacity release contracts in the fourth quarter of 2019, offset by

◦	$45 million increase from natural gas marketing operations primarily due to changes in natural gas prices; offset by

▪	$89 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the first six months of 2020, the cost of sales for our energy-related businesses decreased by $61 million (36%) to $110 million primarily due to:

▪	$74 million decrease at Sempra LNG mainly from natural gas marketing activities primarily due to lower natural gas purchases; and

▪	$72 million decrease at Sempra Mexico mainly associated with lower revenues from the marketing business and TdM as a result of lower natural gas prices and volumes; offset by

▪	$85 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
Operation and Maintenance
Our O&M increased by $60 million (7%) to $898 million in the three months ended June 30, 2020 primarily due to:

▪	$50 million increase at SDG&E primarily due to:

◦	$57 million higher expenses associated with CPUC-authorized refundable programs for which costs incurred are recovered in revenue, offset by

◦	$6 million lower non-refundable operating costs, including liability insurance premium costs for 2019 that were not balanced due to the delay in the 2019 GRC FD; and

▪	$8 million increase at SoCalGas primarily due to higher non-refundable operating costs.
In the first six months of 2020, O&M increased by $179 million (11%) to $1.8 billion primarily due to:

▪	$141 million increase at SoCalGas primarily due to:

◦	$100 million from impacts associated with Aliso Canyon natural gas storage facility litigation,

◦	$36 million higher expenses associated with CPUC-authorized refundable programs for which costs incurred are recovered in revenue, and

◦	$5 million higher non-refundable operating costs; and

▪	$74 million increase at SDG&E primarily due to:

◦	$114 million higher expenses associated with CPUC-authorized refundable programs, offset by

◦	$37 million lower non-refundable operating costs, including liability insurance premium costs for 2019 that were not balanced due to the delay in the 2019 GRC FD; offset by

▪	$22 million decrease at Parent and other primarily from lower deferred compensation expense; and

▪	$18 million decrease at Sempra Renewables primarily due to lower general and administrative and other costs due to the wind-down of the business in 2019.
Gain on Sale of Assets
In April 2019, Sempra Renewables recognized a $61 million gain on the sale of its remaining wind assets and investments to AEP, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Other Income (Expense), Net
As part of our central risk management function, we enter into foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains/losses associated with these derivatives are included in Other Income (Expense), Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Tax (Expense) Benefit for Sempra Mexico’s consolidated entities and in Equity Earnings for Sempra Mexico’s equity method investments. We also utilized foreign currency derivatives to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile, respectively. We discuss policies governing our risk management in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.
Other income, net, increased by $34 million to $62 million in the three months ended June 30, 2020 primarily due to:

▪	$19 million higher investment gains in 2020 on dedicated assets in support of our executive retirement and deferred compensation plans;

▪	$8 million higher AFUDC equity;

▪	$8 million increase in regulatory interest at the California Utilities due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences;

▪
$7 million lower non-service component of net periodic benefit cost in 2020, including $18 million lower settlement charges in 2020 for lump sum payments from one of our nonqualified pension plans; and

▪	$3 million higher net gains in 2020 from interest rate and foreign exchange instruments and foreign currency transactions primarily due to:

◦	$7 million higher gains in 2020 on foreign currency derivatives as a result of fluctuation of the Mexican peso, and

◦	$7 million higher foreign currency gains in 2020 on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, offset by

◦	$14 million net losses in 2020 of foreign currency derivatives used to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our South American businesses.
Other expense, net, in the first six months of 2020 was $192 million compared to other income, net, of $110 million in the same period in 2019. The change was primarily due to:

▪	$258 million net losses in 2020 from interest rate and foreign exchange instruments and foreign currency transactions compared to net gains of $35 million for the same period in 2019 primarily due to:

◦	$135 million foreign currency losses in 2020 compared to $17 million foreign currency gains in 2019 on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, and

◦	$109 million losses in 2020 compared to $19 million gains in 2019 on foreign currency derivatives as a result of fluctuation of the Mexican peso; and

▪	$7 million investment losses in 2020 compared to $37 million investment gains in 2019 on dedicated assets in support of our executive retirement and deferred compensation plans; offset by

▪	$18 million higher AFUDC equity, including $13 million at SDG&E;

▪
$3 million non-service component of net periodic benefit credit in 2020 compared to a $6 million benefit cost in 2019, including $13 million lower settlement charges in 2020 for lump sum payments from one of our nonqualified pension plans;

▪	$8 million increase in regulatory interest at the California Utilities due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences; and

▪	$8 million in penalties in 2019 related to the SoCalGas billing practices OII.
Income Taxes
The table below shows the income tax expense (benefit) and ETRs for Sempra Energy Consolidated, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$168	$47	$(39)	$89

Income from continuing operations before income taxes and equity earnings	$463	$286	$860	$787
Equity earnings, before income tax(1)	84	2	41	7
Pretax income	$547	$288	$901	$794

Effective income tax rate	31%	16%	(4)%	11%
SDG&E:
Income tax expense	$70	$35	$128	$40
Income before income taxes	$263	$181	$583	$363
Effective income tax rate	27%	19%	22%	11%
SoCalGas:
Income tax expense (benefit)	$49	$(4)	$101	$15
Income before income taxes	$196	$27	$551	$310
Effective income tax rate	25%	(15)%	18%	5%

(1)	We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Consolidated
The increase in income tax expense in the three months ended June 30, 2020 was due to higher pretax income and a higher ETR. The change in ETR was primarily due to:

▪	lower forecasted flow-through items at our California Utilities as a percentage of consolidated pretax income;

▪	$14 million higher income tax expense in 2020 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso; and

▪	$8 million income tax expense in 2020 from an increase in valuation allowance against certain foreign tax credits.
Income tax benefit in the first six months of 2020 compared to an income tax expense in the same period in 2019 was due to a lower ETR offset by higher pretax income. The change in ETR was primarily due to:

▪	$278 million income tax benefit in 2020 compared to $39 million income tax expense in 2019 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso; and

▪	$19 million income tax benefit in 2020 compared to $5 million income tax expense in 2019 related to share-based compensation; offset by

▪
$69 million total income tax benefits in 2019 from the release of regulatory liabilities at SDG&E and SoCalGas established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and

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

SDG&E
The increase in SDG&E’s income tax expense in the three months ended June 30, 2020 was due to higher pretax income and a higher ETR. The change in ETR was primarily due to lower forecasted flow-through items as a percentage of pretax income.
The increase in SDG&E’s income tax expense in the first six months of 2020 was due to higher pretax income and a higher ETR. The change in ETR was primarily due to $31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
SoCalGas
SoCalGas’ income tax expense in the three months ended June 30, 2020 compared to an income tax benefit in the same period in 2019 was due to higher pretax income and a higher ETR. The change in ETR was primarily due to lower forecasted flow-through items as a percentage of pretax income.
The increase in SoCalGas’ income tax expense in the first six months of 2020 was due to higher pretax income and a higher ETR. The change in ETR was primarily due to $38 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
Equity Earnings
In the three months ended June 30, 2020, equity earnings increased by $115 million to $233 million primarily due to:

▪
$84 million higher equity earnings at Cameron LNG JV primarily due to Train 1 and Train 2 commencing commercial operations under their tolling agreements in August 2019 and February 2020, respectively; and

▪	$31 million higher equity earnings at Oncor Holdings primarily due to the acquisition of InfraREIT in May 2019 and higher revenues, offset by higher operating costs.
In the first six months of 2020, equity earnings increased by $277 million to $496 million primarily due to:

▪
$173 million higher equity earnings at IMG JV, primarily due to foreign currency effects, including $135 million foreign currency gains in 2020 compared to $17 million foreign currency losses in 2019 on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income (Expense), Net, and from the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline;

▪	$139 million higher equity earnings at Cameron LNG JV primarily due to Train 1 and Train 2 commencing commercial operations;

▪	$43 million higher equity earnings at Oncor Holdings primarily due to the acquisition of InfraREIT in May 2019 and higher revenues, offset by higher operating costs; and

▪	$22 million higher equity earnings at TAG JV primarily due to higher income tax benefits in 2020; offset by

▪	$100 million equity losses at RBS Sempra Commodities in 2020, which represents an estimate of our obligations to settle pending tax matters and related legal costs at our equity method investment.
Earnings Attributable to Noncontrolling Interests
In the three months and six months ended June 30, 2020, earnings attributable to NCI decreased by $17 million (38%) to $28 million and increased by $93 million to $179 million, respectively. The change in the first six months of 2020 was primarily due to an increase in earnings attributable to NCI at Sempra Mexico primarily from foreign currency effects as a result of fluctuation of the Mexico peso in the first quarter of 2020.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy Consolidated’s comparative results of operations. In the three months and six months ended June 30, 2020 compared to the prior-year periods, the change in our earnings as a result of foreign currency translation was not material.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended June 30,
	2020	2019	2020	2019
Other income (expense), net	$62	$28	$18	$15
Income tax (expense) benefit	(168)	(47)	(30)	(16)
Equity earnings	233	118	(17)	(10)
Income from continuing operations, net of income tax	528	357	(30)	(13)
Income from discontinued operations, net of income tax	1,777	78	(1)	1
Earnings attributable to common shares	2,239	354	(21)	(5)
	Six months ended June 30,
	2020	2019	2020	2019
Other income (expense), net	$(192)	$110	$(258)	$35
Income tax (expense) benefit	39	(89)	278	(39)
Equity earnings	496	219	164	(22)
Income from continuing operations, net of income tax	1,395	917	212	(31)
Income from discontinued operations, net of income tax	1,857	36	15	1
Earnings attributable to common shares	2,999	795	129	(15)

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra Energy Consolidated
The COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. President Donald Trump officially declared a national emergency on March 13, 2020. The COVID-19 pandemic is having a significant impact on the economy and people’s livelihoods, including substantial volatility in financial markets and a historic surge in unemployment claims while businesses implement procedures to promote social distancing, and has resulted in sweeping action by governments and other authorities to help address these effects. The following describes some of these government actions and their current and anticipated impact on our businesses:

▪
On March 4, 2020, Governor Gavin Newsom proclaimed a State of Emergency in California as a result of the threat of COVID-19, and on March 19, 2020, the Governor imposed a California-wide shelter-in-place directive via an Executive Order. The Governor’s Executive Order required all individuals living in California to stay home or at their place of residence except as needed to maintain the continuity of 16 critical infrastructure sectors. Our businesses that invest in, develop and operate energy infrastructure and provide electric and gas services to customers in California have been identified as critical infrastructure under the Executive Order. On May 4, 2020, the Governor issued a separate Executive Order allowing the gradual reopening of designated businesses, establishments and activities based on modifications and guidance provided under a May 7, 2020 Public Health Order. However, on July 13, 2020, the Governor issued an order to shut down non-essential, indoor activities in certain business sectors due to a sharp rise in the number of COVID-19 cases. Our businesses are not directly impacted by this order.

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

▪
On March 30, 2020, the Mexican government announced a national state of sanitary emergency, suspending all non-essential activities and urging people in Mexico to stay at home until April 30, 2020, which was subsequently extended to May 30, 2020. Essential business activities that may continue to operate during the health emergency include the conservation, maintenance and repair of critical infrastructure that ensures the production and distribution of electric and gas services. On June 1, 2020, the Mexican government began phasing in non-essential economic activities in some states and municipalities.

▪
On April 16, 2020, the CPUC approved a resolution authorizing each of the California Utilities to establish a CPPMA to track and request recovery of incremental costs associated with complying with measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from residential and small business customers’ failure to pay. Although we are tracking these costs, CPUC approval is required to collect all or any portion of the balance of the CPPMA, which is not assured. The CPUC also authorized each of the California Utilities to establish a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills. We discuss the CPPMA and balancing account in Note 4 of the Notes to Condensed Consolidated Financial Statements. Similarly, the PUCT has provided for the use of a regulatory asset accounting mechanism and a subsequent process through which regulated utility companies may seek future recovery of expenses resulting from the effects of the COVID-19 pandemic, as well as the creation of a COVID-19 Electricity Relief Program fund through which transmission and distribution utilities and retail electric providers in Texas may seek to recover a reasonable portion of the cost of providing uninterrupted services to customers facing financial hardship due to the effects of the COVID-19 pandemic. There can be no assurance, however, that our Texas utilities will be able to recover any of the costs they incur from their response to the COVID-19 pandemic through these programs or otherwise. The failure of the California Utilities or our Texas utilities to recover these costs could have a material adverse effect on the cash flows, results of operations and financial condition of Sempra Energy, SDG&E and SoCalGas.

In addition, we and other companies, including our partners, are taking steps to try to protect the health and well-being of our employees and other stakeholders. As our businesses continue to operate, our priority is the safety of our employees, customers, partners and the communities we serve. For example, we have activated our business continuity plans and continue to work closely with local, state and federal authorities to provide essential services with minimum interruption to customers and in accordance with applicable shelter-in-place and other orders. We have implemented precautionary measures across our businesses, including requiring employees to work remotely when possible, restricting non-essential business travel, increasing facility sanitization and communicating proper health and safety protocols to employees. Additionally, SDG&E postponed all noncritical planned outages through May 31, 2020, while continuing with those related to public safety, emergencies and wildfire mitigation, to try to protect employees and maintain service to customers as seamlessly as possible. We also have engaged an infectious disease expert to advise us during this public health crisis. Through the end of the second quarter of 2020, these actions have not required significant outlays of capital and have not had a material impact on our results of operations, but these or other measures that we may implement in the future could have a material adverse effect on our liquidity, cash flows, financial position and results of operations if circumstances related to the COVID-19 pandemic worsen or continue for an extended period of time.
The COVID-19 pandemic and its widespread effects may also impact our capital plans, liquidity and asset values. For example:

▪
We have experienced, and expect to continue to experience, delays in our capital projects and planned expenditures due to the COVID-19 pandemic, either because we decided to postpone certain activities in an effort to preserve cash or other resources or for other reasons related to the pandemic that are beyond our control. Such delays, and any additional delays to the affected projects or any of our other projects, could have a material adverse effect on our capital plans and results of operations. We discuss these delays in further detail with respect to each of our segments below.

▪
The volatility in the financial markets impacted commercial paper markets that we typically access for working capital and other liquidity requirements. See the discussion in “Liquidity” below for more information.

▪
We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits and nuclear decommissioning. Although all of our trust funds’ investments are diversified and managed in compliance with applicable laws and regulations, the value of the investments in these trusts declined significantly in the second half of the first quarter of 2020 due to a decline in the equity markets and volatility in the fixed income market triggered by the COVID-19 pandemic. In the second quarter of 2020, these asset values began to recover; though, these markets continue to be volatile. The decrease in asset values has not affected the funds’ ability to make their required payments; however, this could change if conditions worsen or continue for an extended period. Moreover, if asset values do not recover, our funding requirements for pension and other postretirement benefit plans in 2021 may increase. Other factors may also impact funding requirements for pension and other postretirement benefit plans, including changes to discount rates, assumed rates of return, mortality tables and regulations. Funding requirements for SDG&E’s NDT could be impacted by the value of the assets as well as the timing and amount of SONGS decommissioning costs. At the California Utilities, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and SDG&E’s NDT, including our investment allocation strategies for assets in these trusts, in Notes 9 and 15, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.

▪
We perform recovery testing of our recorded asset values when market conditions indicate that such values may not be recoverable. Given the current environment (including the decline in the price of our common stock, financial market volatility, record-high unemployment rates, potential reduction in customer collections, inability to secure permits and other authorizations due to government closures, and governments pursuing new laws or policies that modify pre-existing contract terms or alter operations), we considered whether these events or changes in circumstances triggered the need for an interim impairment analysis for our long-lived assets, intangible assets and goodwill. We determined that, given the nominal impact on our cash flows, assessment of the impact of these conditions on our businesses and existing headroom in our prior quantitative tests for goodwill, there was no triggering event as of June 30, 2020. However, as the effects of the COVID-19 pandemic continue to evolve, we will continue to assess the need to perform an interim impairment test. To the extent the recorded (carrying) value is in excess of the fair value, we would record an impairment charge. A significant impairment charge related to our long-lived assets, intangible assets or goodwill would have a material adverse effect on our results of operations in the period in which it is recorded.

For a further discussion of risks and uncertainties related to the COVID-19 pandemic, see below in “Item 1A. Risk Factors.”
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, proceeds from recent asset and equity sales, borrowings under our credit facilities, distributions from our equity method investments, issuances of debt, project financing and partnering in JVs. We believe that these cash flow sources, combined with available funds, will be adequate to fund our current operations, including to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund dividends

▪	fund new business or asset acquisitions or start-ups

▪	fund capital contribution requirements

▪	repay maturing long-term debt

▪	fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
Sempra Energy and the California Utilities currently have reasonable access to the long-term debt markets and are not currently constrained in any significant way in their ability to borrow money at reasonable rates from commercial banks, under existing revolving credit facilities or through public offerings registered with the SEC. There have been, however, disruptions caused by the COVID-19 pandemic in the commercial paper markets in the first half of 2020, which have historically been a primary source of working capital for Sempra Energy and the California Utilities. In addition, the capital markets in general and the availability of financing from commercial banks have experienced distress due to the COVID-19 pandemic, and our ability to access the capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained, especially if these conditions worsen or continue for an extended period. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Sempra Energy, Sempra Global, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024. In addition, Sempra Mexico has general-purpose credit facilities that expire in 2021 and 2024. The table below shows the amount of available funds at June 30, 2020, including available unused credit on these primary U.S. and foreign lines of credit.

AVAILABLE FUNDS AT JUNE 30, 2020
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$4,894	$192	$330
Available unused credit(2)	6,921	1,500	750

(1)	Amounts at Sempra Energy Consolidated include $592 million held in non-U.S. jurisdictions. We discuss repatriation in Note 1 of the Notes to Condensed Consolidated Financial Statements.

(2)
Available unused credit is the total available on Sempra Energy’s, Sempra Global’s, SDG&E’s, SoCalGas’ and Sempra Mexico’s credit facilities that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our California Utilities use short-term debt primarily to meet working capital needs. Revolving lines of credit, term loans and commercial paper were our primary sources of short-term debt funding in the first six months of 2020. Due to volatility in commercial paper markets in the first half of 2020 caused by the COVID-19 pandemic, commercial paper borrowing became less desirable and, in some cases, not competitive or unavailable. To secure sufficient sources of liquidity, Sempra Energy, Sempra Global, SDG&E, SoCalGas and IEnova each drew amounts under their respective credit facilities in the first quarter of 2020. Additionally, Sempra Energy and SDG&E each obtained 364-day term loans with aggregate principal amounts of $1.6 billion and $200 million, respectively.
Sempra Energy and Sempra Global fully repaid their lines of credit and commercial paper borrowings in the second quarter of 2020 with a portion of the proceeds received from Sempra Energy’s $1.6 billion term loan and a portion of the proceeds received from the sales of our South American businesses. SDG&E fully repaid its line of credit borrowings in the second quarter of 2020 with a portion of the $400 million of proceeds received from its issuance of first mortgage bonds maturing in 2050. SoCalGas fully repaid its line of credit borrowings with cash on hand in the first quarter of 2020. IEnova repaid a portion of its borrowings on its lines of credit in the second quarter of 2020 with proceeds received from issuances of long-term debt. At June 30, 2020, $1.5 billion remains outstanding on IEnova’s committed lines of credit. We discuss our debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Sempra Energy Series C Preferred Stock Offering
On June 19, 2020, we issued 900,000 shares of our series C preferred stock in a registered public offering at a price to the public of $1,000 per share and received net proceeds of approximately $889 million after deducting the underwriting discount and equity issuance costs of $11 million. We intend to use the net proceeds for working capital and other general corporate purposes, which may include repayment of indebtedness. We provide additional discussion about this equity offering in Note 1 of the Notes to Condensed Consolidated Financial Statements.

Sempra Energy Common Stock Repurchase Programs
As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements, on July 1, 2020, we entered into an accelerated share repurchase program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The program was completed on August 4, 2020 with an aggregate of 4,089,375 shares of Sempra Energy common stock repurchased at a valuation amount of $122.27 per share. We funded the $500 million share repurchase with a portion of the proceeds received from the sale of our South American businesses.
Credit Ratings
We provide additional information about the credit ratings of Sempra Energy, SDG&E and SoCalGas in “Item 1A. Risk Factors” and “Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first six months of 2020. On May 29, 2020, Moody’s downgraded SoCalGas’ senior unsecured credit rating to A2 with a stable outlook. On June 9, 2020, Moody’s downgraded Sempra Energy’s senior unsecured and issuer credit ratings to Baa2 with a stable outlook.

CREDIT RATINGS AT JUNE 30, 2020

	Sempra Energy	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	Baa1 with a positive outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a stable outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
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
Sempra Energy has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at June 30, 2020.
Loans to/from Affiliates
At June 30, 2020, Sempra Energy had $628 million in loans due from unconsolidated affiliates and $267 million in loans due to unconsolidated affiliates.
California Utilities
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature and the changing energy marketplace, as well as the other matters described in this report and the Annual Report.
SDG&E and SoCalGas expect that the available unused credit from their credit facilities described above, cash flows from operations, and debt issuances will continue to be adequate to fund their respective current operations and planned capital expenditures. The California Utilities are continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. Some customers will likely experience diminished ability to pay their electric or gas bills, leading to slower payments and higher levels of nonpayment than has been the case historically. These impacts could be significant and could require modifications to our financing plans. The California Utilities manage their capital structure and pay dividends when appropriate and as approved by their respective boards of directors.
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
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire claims for which they will seek recovery from the Wildfire Fund. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. As a result, if any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra Energy’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could cause a material adverse effect on SDG&E’s and Sempra Energy’s cash flows, results of operations and financial condition.
SoCalGas
SoCalGas’ performance will depend on the resolution of legal, regulatory and other matters concerning the Leak at the Aliso Canyon natural gas storage facility, which we discuss further in Note 11 of the Notes to Condensed Consolidated Financial Statements in this report, and in “Item 1A. Risk Factors” in the Annual Report.
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015, through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility located in Los Angeles County. In February 2016, CalGEM confirmed that the well was permanently sealed.
Cost Estimates, Accounting Impact and Insurance. At June 30, 2020, SoCalGas estimates certain costs related to the Leak are $1,411 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $256 million is accrued as Reserve for Aliso Canyon Costs and $7 million is accrued in Deferred Credits and Other as of June 30, 2020 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
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
We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than directors’ and officers’ liability insurance, after taking into consideration the additional accrual related to litigation matters described in Note 11 of the Notes to Condensed Consolidated Financial Statements, we have exhausted all of our insurance in this matter, except as to certain defense costs we may incur in the future, including those related to the shareholder derivative lawsuits. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery for all or a substantial portion of these costs, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
As of June 30, 2020, we recorded the expected recovery of the cost estimate related to the Leak of $505 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $772 million of insurance proceeds we received through June 30, 2020. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
In February 2017, the CPUC opened a proceeding pursuant to SB 380 to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility. If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2020, the Aliso Canyon natural gas storage facility had a net book value of $775 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
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
Sempra Mexico
Sempra Mexico is currently building or developing terminals for the receipt, storage, and delivery of liquid fuels in the new port of Veracruz and vicinity of Mexico City, Puebla, Topolobampo, Manzanillo, and Ensenada. Sempra Mexico is also constructing new solar facilities in Juárez, Chihuahua, and Benjamin Hill, Sonora, through which it will supply renewable energy to several private companies. We expect to fund these capital expenditures and investments, operations and dividends at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from project financing, sales of securities, interim funding from the parent or affiliates, and partnering in JVs. We expect the projects to commence commercial operations on various dates in 2020 and 2021. Expected commencement dates could be delayed by worsening or extended disruptions of project construction or development caused by the COVID-19 pandemic. Sempra Mexico is continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. See “Item 1A. Risk Factors” below.
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, IEnova received force majeure payments for the Guaymas-El Oro segment of the Sonora pipeline from August 2017 to August 2019. Under an agreement between IEnova and the CFE, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by September 15, 2020 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. If IEnova is unable to make such repairs (which have not commenced) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment.
In May 2020, the two third-party capacity customers at the ECA LNG Regasification facility asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn (and expects to continue to draw) on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. On July 23, 2020, one of the customers, Shell México Gas Natural, S. de R.L. de C.V. (Shell Mexico), submitted a request for arbitration of the dispute. IEnova will avail itself of its available claims, defenses and remedies in the arbitration proceeding. Shell Mexico has also informed IEnova that it filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions. IEnova is monitoring this proceeding.
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, in the second quarter of 2020, certain Mexican governmental agencies issued orders and regulations that would reduce or limit the renewable energy sector’s participation in the country’s energy market. Those orders would, among other things, create barriers for renewable energy facilities to enter the wholesale electricity market, prevent renewable energy projects currently in construction from reaching operations and increase grid fees for legacy renewables and cogeneration energy contract holders. IEnova and other companies affected by such measures, certain non-governmental environmental organizations or advocacy groups, and COFECE, Mexico’s antitrust regulator, have filed legal complaints with the respective Mexican courts to prevent such measures from going into effect. In most cases, the courts have sided with the complainants and such measures have been stayed temporarily. The court-ordered injunctions provide relief until Mexico’s Federal District Court ultimately resolves the amparo claims (constitutional protection lawsuits) or, with respect to the SENER resolution, until Mexico’s Supreme Court issues its final ruling on COFECE’s complaint, the timing of which is uncertain. An unfavorable final decision on these amparo challenges, or the potential for an extended dispute, could impact our ability to successfully complete construction of our solar facilities, or to complete them in a timely manner and within expected budgets, may impact our ability to operate our wind and solar facilities already in service at existing levels or at all, and may adversely affect our ability to develop new projects, any of which may have a material adverse impact on our results of operations and cash flows and our ability to recover the carrying values of our renewable energy investments in Mexico.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Item 1A. Risk Factors” in the Annual Report.
IEnova Common Stock Repurchase Fund
In April 2020, IEnova’s shareholders approved an increase to a previously approved fund for IEnova to repurchase shares of its common stock for a maximum amount of $500 million, increased from $250 million. As of August 3, 2020, IEnova has repurchased 20,918,982 shares of its outstanding common stock held by NCI for approximately $63 million since the inception of the fund in 2018.
Sempra LNG
Sempra LNG owns a 50.2% interest in Cameron LNG JV and is currently developing additional LNG export facilities on the Gulf coast and Pacific coast of North America through its proposed Cameron LNG JV liquefaction expansion project, ECA LNG JV liquefaction export project in Mexico, and Port Arthur LNG liquefaction project in Texas. We expect Sempra LNG to require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flows, funding from the parent, project financing and participating in JVs, including ECA LNG JV with IEnova.
North American natural gas prices, when in decline, negatively affect profitability at Sempra LNG. Except for Phase 1 of the Cameron LNG JV liquefaction project, our LNG projects currently under development have been delayed and could face additional delays due to, among other reasons, the worldwide economic slowdown as a result of the COVID-19 pandemic and the current uncertainty in the global oil and gas markets, or a combination of these factors. For a discussion of these risks and other risks involving changing commodity prices and the risk of completing LNG development projects, see “Item 1A. Risk Factors” in the Annual Report and in “Item 1A. Risk Factors” below.
Cameron LNG JV Three-Train Liquefaction Project (Phase 1)
Sempra LNG, through its interest in Cameron LNG JV, is constructing a three-train natural gas liquefaction export facility with an expected export capability of 12 Mtpa of LNG. Construction on the three-train liquefaction project began in the second half of 2014 under an EPC contract with a JV between CB&I, LLC (as assignee of CB&I Shaw Constructors, Inc.), a wholly owned subsidiary of McDermott International, Inc., and Chiyoda International Corporation, a wholly owned subsidiary of Chiyoda Corporation. The majority of the construction is project-financed at the JV, with most or all of the remainder of the capital requirements provided by the project partners, including Sempra Energy, through equity contributions under the project equity agreements. We expect that our remaining equity requirements to complete the project will be met by our share of cash generated from the first two liquefaction trains that have commenced operations. As of June 30, 2020, Sempra Energy had signed guarantees for 50.2% of Cameron LNG JV’s financing obligations for a maximum amount of up to $4.0 billion. The guarantees will terminate upon satisfaction of certain conditions, including all three trains achieving financial completion by September 30, 2021 (with up to an additional 365-day extension beyond such date permitted in cases of force majeure). However, if Cameron LNG JV fails to satisfy the financial completion criteria, a demand could be made under the guarantee for Sempra Energy’s 50.2% share of Cameron LNG JV’s obligations under the financing arrangements then due and payable, which could have a material adverse impact on Sempra Energy’s liquidity.
Cameron LNG JV achieved commercial operations of Train 1 and Train 2 under its tolling agreements in August 2019 and February 2020, respectively. In July 2020, Train 3 reached substantial completion and we expect it to commence commercial operations in the coming days.
Large-scale construction projects such as the design, development and construction of the Cameron LNG JV liquefaction facility involve numerous risks and uncertainties, many of which continue to apply after completion, including among others, the potential for unforeseen design flaws, engineering challenges, equipment failures, severe weather events, global pandemics, and other operational issues, which could cause the facility to suspend operations or operate at a reduced capacity or could materially increase the facility’s operating costs.
For a discussion of our investment in Cameron LNG JV, JV financing, Sempra Energy guarantees, the risks discussed above and other risks relating to the development of the Cameron LNG JV liquefaction project that could adversely affect our future performance, see Note 6 of the Notes to Consolidated Financial Statements and “Item 1A. Risk Factors” in the Annual Report.
Sempra Energy Guarantee for an Affiliate of Cameron LNG JV. As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements, in July 2020, Sempra Energy provided a $753 million guarantee for a financing arrangement for an affiliate of Cameron LNG JV. The guarantee will terminate upon full repayment of the guaranteed debt, including repayment following an event in which the guaranteed debt is put to Sempra Energy.
Cameron LNG JV Liquefaction Expansion Project (Phase 2)
Cameron LNG JV has received the major permits and FTA and non-FTA approvals necessary to expand the current configuration of the Cameron LNG JV liquefaction project beyond Phase 1. The permits obtained for Phase 2 include up to two additional liquefaction trains and up to two additional full containment LNG storage tanks (one of which was permitted with the original three-train project).
Expansion of the Cameron LNG JV liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from the project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Discussions among all the Cameron LNG JV partners have been taking place regarding how an expansion may be structured and we expect that discussions will continue. There can be no assurance that the Cameron LNG JV members will unanimously agree on an expansion structure, which, if not accomplished in a timely manner, could materially and adversely impact the development of the expansion project. In light of this, we are unable to predict whether or when Cameron LNG JV might be able to move forward on expansion of the Cameron LNG JV liquefaction facility beyond the first three trains.
In November 2018, Sempra Energy and TOTAL S.A. entered into an MOU that provides a framework for cooperation for the development of the potential Cameron LNG JV expansion project and the potential ECA LNG JV liquefaction export project that we describe below. The MOU contemplates TOTAL S.A. potentially contracting for up to approximately 9 Mtpa of LNG offtake across these two development projects and provides TOTAL S.A. the option to acquire an equity interest in the proposed ECA LNG JV project. In addition, in October 2019, Sempra Energy and Mitsui & Co., Ltd. entered into an MOU that provides a framework for potential offtake by Mitsui & Co., Ltd. from the potential Cameron LNG JV expansion project and the second phase of the potential ECA LNG JV project, as well as Mitsui & Co., Ltd.’s potential acquisition of an equity interest in the second phase of the potential ECA LNG JV project. In May 2020, Sempra Energy and Mitsubishi Corporation entered into an MOU that provides a framework for development of and potential offtake by Mitsubishi Corporation from the potential Cameron LNG JV expansion project. The ultimate participation of and offtake by TOTAL S.A., Mitsui & Co., Ltd. and Mitsubishi Corporation remains subject to negotiation and finalization of definitive agreements, among other factors, and TOTAL S.A., Mitsui & Co., Ltd. and Mitsubishi Corporation have no commitment to participate in or offtake from the projects.
The development of the potential Cameron LNG JV expansion project is subject to numerous other risks and uncertainties, including securing binding customer commitments; obtaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements; reaching a final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Item 1A. Risk Factors” in the Annual Report.
ECA LNG JV Liquefaction Export Project
Through a JV agreement, Sempra LNG and IEnova are developing a proposed natural gas liquefaction project at IEnova’s existing ECA LNG Regasification facility. The proposed liquefaction facility project, which is planned for development in two phases (a mid-scale project referred to as ECA LNG JV Phase 1 and a large-scale project referred to as ECA LNG JV Phase 2), is being developed to provide buyers with direct access to West Coast LNG supplies. The ECA LNG Regasification facility currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, which historically have been profitable (however, see the discussion under “Sempra Mexico” above regarding ongoing disputes with the two third-party capacity customers at the ECA LNG Regasification facility), making the decisions on whether and how to pursue the ECA LNG JV Phase 2 liquefaction project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts. We do not believe that the development of ECA LNG JV Phase 1 will disrupt operations at the ECA LNG Regasification facility.
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
On February 27, 2020, we entered into an EPC contract with TechnipFMC for the engineering, procurement and construction of ECA LNG JV Phase 1. We have no obligation to move forward on the EPC contract, and we may release TechnipFMC to perform portions of the work pursuant to limited notices to proceed. We plan to fully release TechnipFMC to perform all of the work to construct ECA LNG JV Phase 1 only after we reach a final investment decision with respect to the project and after certain other conditions are met. The total price of the EPC contract for ECA LNG JV Phase 1 is estimated at approximately $1.5 billion, which TechnipFMC has agreed to uphold until September 1, 2020, at which time the EPC contract, including the price, may be subject to renegotiation. We estimate that capital expenditures for ECA LNG JV Phase 1 will approximate $2.0 billion, including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ, perhaps substantially, from our estimates.
In April 2020, ECA LNG JV executed definitive 20-year LNG sale and purchase agreements with Mitsui & Co., Ltd. and an affiliate of TOTAL S.A. for approximately 0.8 Mtpa of LNG and 1.7 Mtpa of LNG, respectively. Each agreement remains subject to certain customary conditions of effectiveness, including our final investment decision for the project.
A final investment decision for ECA LNG JV Phase 1 is contingent on the receipt of an export permit from the Mexican government. Operations at certain relevant regulatory agencies in Mexico remain limited due to the COVID-19 pandemic, which has added to the uncertainty of the timing of the receipt of this permit and is contributing to a delay of our final investment decision.
The development of both the ECA LNG JV Phase 1 and ECA LNG JV Phase 2 projects is subject to numerous risks and uncertainties, including obtaining binding customer commitments for Phase 2; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract for Phase 2, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a final investment decision; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges, or an extended dispute with existing customers at the ECA LNG Regasification facility, could materially and adversely affect the development of these projects. For a discussion of these risks, see “Item 1A. Risk Factors” in the Annual Report.

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
In April 2019, the FERC approved the siting, construction and operation of the proposed Port Arthur LNG liquefaction facility, along with certain natural gas pipelines, including the Louisiana Connector and Texas Connector Pipelines, that could be used to supply feed gas to the liquefaction facility, assuming the project is completed.
On February 28, 2020, we entered into an EPC contract with Bechtel for the proposed Port Arthur LNG liquefaction project. The EPC contract contemplates the construction of two liquefaction trains with a nameplate capacity of approximately 13.5 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. We plan to fully release Bechtel to perform all of the work to construct the Port Arthur LNG liquefaction project only after we reach a final investment decision with respect to the project and after certain other conditions are met, including obtaining project financing. When the EPC contract was executed, the price was estimated to be approximately $8.9 billion, depending on the timing of a full notice to proceed, which if not issued by October 15th, 2020 would require renegotiation of the EPC contract. Given expected delays, we are in discussions with Bechtel regarding changes to the project schedule and the EPC contract price. Any changes to the EPC contract will require the agreement of both parties, which cannot be assured.
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
In May 2019, Aramco Services Company and Sempra LNG signed a Heads of Agreement for the negotiation of a definitive 20-year LNG sale and purchase agreement for 5 Mtpa of LNG offtake from the Port Arthur LNG liquefaction project. The Heads of Agreement also includes the negotiation of a 25% equity investment in the project. In January 2020, Aramco Services Company and Sempra LNG signed an Interim Project Participation Agreement, which sets forth certain mechanisms for the parties to work towards receipt of corporate approvals to enter into and proceed with the transaction, execution of the transaction agreements and the fulfillment or waiver of the conditions precedent contemplated by these agreements, making a final investment decision and other pre-final investment decision activities. The Heads of Agreement and Interim Project Participation Agreement do not obligate the parties to ultimately execute any agreements or participate in the project.
In November 2019, Port Arthur LNG commenced the relocation and upgrade of approximately three miles of highway where the Port Arthur LNG liquefaction project would be located.
In February 2020, Sempra LNG filed a FERC application for the siting, construction and operation of a second phase at the proposed Port Arthur LNG facility, including the potential addition of two liquefaction trains.
We continue to work on completing all necessary milestones so that we are prepared to make a final investment decision for the proposed Port Arthur LNG liquefaction project when appropriate. The impact of the COVID-19 pandemic on the global economy and the current uncertainty in the energy and financial markets has delayed the expected timing of our final investment decision from 2020 to 2021.
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

Discontinued Operations
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, in January 2019, our board of directors approved a plan to sell our South American businesses. On April 24, 2020, we completed the sale of our equity interests in our Peruvian businesses for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments. On June 24, 2020, we completed the sale of our equity interests in our Chilean businesses for cash proceeds of $2,232 million, net of transaction costs and subject to post-closing adjustments.
Our utilities in South America have historically provided relatively stable earnings and liquidity. We intend to use the proceeds from the sales to focus on capital investment in North America to support additional growth opportunities and strengthen our balance sheet by reducing debt and repurchasing our common stock. We expect the cash provided by earnings from our capital investment will exceed the absence of cash flows from these discontinued operations. However, there can be no assurance that we will derive these anticipated benefits. Further, there can be no assurance that we will be able to redeploy the capital that we obtained from such sales in a way that results in cash flows or earnings exceeding those historically generated by these businesses.
SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$1,027	$738	$1,198
2019	1,704	620	674
Change	$(677)	$118	$524

Net increase in Insurance Receivable for Aliso Canyon Costs primarily due to $165 higher accruals and $81 lower insurance proceeds received	$(246)		$(246)
Release of a regulatory liability related to 2016-2018 income tax expense forecasting differences	(175)	$(86)	(89)
Deferred revenue due to the TCJA at the California Utilities in 2019	(77)	(39)	(38)
Increase in prepaid wildfire insurance premiums	(74)	(74)
Change in intercompany activities with discontinued operations, net, primarily due to $74 in common dividends received from our Peruvian businesses in 2019	(64)
Change in income taxes receivable/payable, net		138	115
Higher distributions of earnings from Oncor Holdings	38
Distribution of earnings from Cameron LNG JV in 2020	74
Net margin posted at Sempra LNG’s marketing operations	89
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	142		154
Net increase in Reserve for Aliso Canyon Costs primarily due to $268 higher accruals and $84 lower payments	352		352
Higher net income, adjusted for noncash items included in earnings	425	200	240
Other	61	(21)	36
Change in net cash flows from discontinued operations primarily due to $1,159 income taxes paid related to the sale of our South American businesses	(1,222)
	$(677)	$118	$524

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$2,854	$(842)	$(885)
2019	(2,267)	(708)	(751)
Change	$5,121	$(134)	$(134)

Contributions to Oncor Holdings to fund Oncor’s purchase of InfraREIT in May 2019	$1,067
Acquisition of investment in Sharyland Holdings in May 2019	102
Net proceeds from the February 2019 sale of Sempra LNG’s non-utility natural gas storage assets	(322)
Increase in capital expenditures	(547)	$(142)	$(226)
Net proceeds from the April 2019 sale of Sempra Renewables’ wind assets and investments	(569)
Increase in loans to affiliate, net, in 2019			94
Other	64	8	(2)
Change in net cash flows from discontinued operations mainly due to $5,797 proceeds, net of transaction costs paid, offset by $502 cash sold from the sale of our South American businesses	5,326
	$5,121	$(134)	$(134)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$842	$286	$7
2019	611	85	87
Change	$231	$201	$(80)

Higher issuances of short-term debt with maturities greater than 90 days	$1,153
Net proceeds from issuance of series C preferred stock	891
Higher issuances of long-term debt	276	$399	$300
Higher common dividends paid	(84)	(200)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(391)
Higher payments on long-term debt and finance leases	(708)	(193)
Change in short-term debt, net	(1,427)	193	(374)
Other	37	2	(6)
Change in net cash flows from discontinued operations primarily from a $250 intercompany loan and $170 net increase in short-term debt in 2020 and $74 in common dividends paid from Peruvian business in 2019	484
	$231	$201	$(80)

Capital Expenditures, Investments and Acquisitions

EXPENDITURES FOR PP&E, INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Six months ended June 30,
	2020	2019
SDG&E	$850	$708
SoCalGas	885	659
Sempra Texas Utilities	139	1,282
Sempra Mexico	321	242
Sempra Renewables	—	2
Sempra LNG	137	146
Parent and other	6	3
Total	$2,338	$3,042

The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT. Excluding discontinued operations, in 2020, we expect to make capital expenditures and investments of approximately $5.4 billion, a decrease from the $5.9 billion projected in “Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The decrease is primarily attributable to a deferral of capital expenditures to 2021 at Sempra Mexico and a delay in our final investment decision for Phase 1 of the ECA LNG JV liquefaction export project at Sempra LNG, which we discuss above.

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
COMMODITY PRICE RISK
In the first half of 2020, there were no significant changes in our exposure to commodity price risk.

INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	June 30, 2020			December 31, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Short-term:
California Utilities	$—	$—	$—	$710	$80	$630
Other	3,144	—	—	2,798	—	—
Long-term:
California Utilities fixed-rate	$9,982	$5,523	$4,459	$8,949	$5,140	$3,809
California Utilities variable-rate	200	200	—	—	—	—
Other fixed-rate	10,812	—	—	11,561	—	—
Other variable-rate	734	—	—	746	—	—

(1)
After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable long-term debt. If weighted-average interest rates on short-term debt outstanding at June 30, 2020 increased or decreased by 10%, the change in earnings over the next 12-month period ended June 30, 2021 would be approximately $3 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at June 30, 2020, after considering the effects of interest rate swaps, the change in earnings over the next 12-month period ended June 30, 2021 would be approximately $1 million.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. We completed the sales of our South American businesses in the second quarter of 2020 and are no longer exposed to changes in foreign currency and inflation rates in Peru and Chile. At June 30, 2020, there were no other significant changes to our exposure to foreign currency rate risk since December 31, 2019.

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
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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
The COVID-19 pandemic is currently materially impacting communities, supply chains and markets around the world. The U.S. economy is experiencing a significant slowdown and claims for unemployment have increased to historic levels. To date, the COVID-19 pandemic has not had a material impact on our results of operations. However, we are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain business activities, among other modifications. If these or other similar measures were to increase or continue for an extended period, we could experience employee absenteeism, decreased efficiency and productivity by our workforce and other similar impacts that could jeopardize our ability to sustain operations and satisfy compliance requirements. We also have observed other companies, including our current and prospective counterparties, customers and partners, as well as many governments, including our regulators and other governing bodies that affect our businesses, taking precautionary, preemptive and responsive actions to address the effects of the COVID-19 pandemic, and they may take further actions that alter their normal operations. These actions by third parties could impact our operations, results, liquidity and ability to pursue capital projects and strategic initiatives. For example, the CPUC has requested that all energy companies under its jurisdiction take action to implement several emergency customer protection measures to support California customers. The measures apply to all residential and small business customers affected by the COVID-19 pandemic and include suspending service disconnections due to nonpayment, waiving late payment fees, and offering flexible payment plans for customers experiencing difficulty paying their electric or gas bills. These actions could result in a material reduction in payments received from our customers and a material increase in uncollectible accounts that we may not be able to recover in rates, which could have a material adverse effect on the cash flows, financial condition and results of operations for Sempra Energy, SDG&E and SoCalGas. As another example, our final investment decision on Phase 1 of the proposed ECA LNG JV natural gas liquefaction project has been delayed due in part to the closure of non-essential activities in Mexico in response to the COVID-19 pandemic, which has further hindered our ability to obtain an export permit from the Mexican government that is necessary for the project to proceed. If this or other projects under development are further delayed due to continuing or worsening conditions caused by the COVID-19 pandemic or other related factors, the performance and prospects of our LNG export business could be materially adversely affected.
In addition, the economic slowdown caused by the COVID-19 pandemic and the current uncertainty in the global oil and gas markets, or a combination of these factors, have contributed to the delay of our projected final investment decision on our proposed Port Arthur LNG liquefaction project from 2020 to 2021. These conditions, as well as potential disruptions of construction and development activity if our project counterparties implement or are required to implement stay-at-home or limited workforce measures in response to the pandemic, could result in substantial further delays of our LNG and other projects currently under development.
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

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 3 -- ARTICLES OF INCORPORATION AND BYLAWS
Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008.		10-K	3.1	02/27/20

3.2	Bylaws of Sempra Energy (as amended through April 14, 2020).		8-K	3.1	04/14/20

3.3	Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra Energy (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed the Secretary of State of the State of California and effective January 5, 2018.		8-K	3.1	01/09/18

3.4	Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra Energy (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B) filed with the Secretary of State of the State of California and effective July 11, 2018.		8-K	3.1	07/13/18

3.5	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C, of Sempra Energy (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of the State of California and effective June 11, 2020.		8-K	3.1	06/15/20

San Diego Gas & Electric Company
3.6	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.7	Bylaws of San Diego Gas & Electric Company (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.8	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996.		10-K	3.01	03/28/97

3.9	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Sempra Energy
4.1	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C, of Sempra Energy (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of the State of California and effective June 11, 2020 (included as Exhibit 3.5 above).		8-K	3.1	06/15/20

EXHIBIT 10 -- MATERIAL CONTRACTS
Management Contract or Compensatory Plan, Contract or Arrangement
Sempra Energy/San Diego Gas & Electric Company
10.1	Severance Pay Agreement between Sempra Energy and Caroline A. Winn, signed May 7, 2020 and effective as of January 1, 2020.	X

Sempra Energy/Southern California Gas Company
10.2	Severance Pay Agreement between Sempra Energy and Jimmie I. Cho, signed May 4, 2020 and effective as of January 1, 2020.	X

Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: August 5, 2020	By: /s/ Peter R. Wall
Peter R. Wall Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 5, 2020	By: /s/ Bruce A. Folkmann
Bruce A. Folkmann President, Controller, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 5, 2020	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny Vice President, Controller, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)