Form 10-Q
period 2020-09-30
SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO; SAN DIEGO GAS & ELECTRIC CO
filed 2020-11-05
CIK 1032208, 92108, 86521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
555 West Fifth Street
Los Angeles, California 90013
(213) 244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
SEMPRA ENERGY:
Sempra Energy Common Stock, without par value	SRE	New York Stock Exchange

Sempra Energy 6% Mandatory Convertible Preferred Stock, Series A, $100 liquidation preference	SREPRA	New York Stock Exchange

Sempra Energy 6.75% Mandatory Convertible Preferred Stock, Series B, $100 liquidation preference	SREPRB	New York Stock Exchange

Sempra Energy 5.75% Junior Subordinated Notes Due 2079, $25 par value	SREA	New York Stock Exchange

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

Southern California Gas Company
☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-accelerated Filer	☐ Smaller Reporting Company	☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on November 2, 2020:

Sempra Energy	288,470,244 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

This combined report is separately filed by Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any one of these individual reporting entities is filed by such entity on its own behalf. Each entity makes statements herein only as to itself and its consolidated subsidiaries and makes no statement whatsoever as to any other entity.
You should read this report in its entirety as it pertains to each respective reporting entity. No one section of the report deals with all aspects of the subject matter. Separate Part I – Item 1 sections are provided for each reporting entity, except for the Notes to Condensed Consolidated Financial Statements. The Notes to Condensed Consolidated Financial Statements for all of the reporting entities are combined. All Items other than Part I – Item 1 are combined for the three reporting entities.

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

GLOSSARY

2019 GRC FD	final decision in the California Utilities’ 2019 General Rate Case
AB	California Assembly Bill
AEP	American Electric Power Company, Inc.
AFUDC	allowance for funds used during construction
AMP	Arrearage Management Payment Plan
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASR	accelerated share repurchase
ASU	Accounting Standards Update
Bay Gas	Bay Gas Storage Company, Ltd.
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
CalGEM	California Geologic Energy Management Division (formerly known as Division of Oil, Gas, and Geothermal Resources or DOGGR)
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CARB	California Air Resources Board
CCM	cost of capital adjustment mechanism
CENACE	Centro Nacional de Control de Energía (Mexico’s National Energy Control Center)
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
COFECE	Comisión Federal de Competencia Económica (Mexico’s Competition Commission)
COVID-19	coronavirus disease 2019
CPPMA	COVID-19 Pandemic Protections Memorandum Account
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG JV	ECA LNG Holdings B.V.
ECA LNG Regasification	Energía Costa Azul, S. de R.L. de C.V. regasification
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
EPC	engineering, procurement and construction
EPS	earnings per common share
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading México S. de R.L. de C.V.
GRC	General Rate Case
HMRC	United Kingdom’s Revenue and Customs Department
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IMG JV	Infraestructura Marina del Golfo
InfraREIT	InfraREIT, Inc.
IOU	investor-owned utility
IRS	Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JV	joint venture
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015

GLOSSARY (CONTINUED)

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
LPG	liquid petroleum gas
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mississippi Hub	Mississippi Hub, LLC
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NOL	net operating loss
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
O&M	operation and maintenance expense
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
Otay Mesa VIE	Otay Mesa Energy Center LLC VIE
PG&E	Pacific Gas and Electric Company
PPA	power purchase agreement
PP&E	property, plant and equipment
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
ROU	right-of-use
RSU	restricted stock unit
S&P	Standard & Poor’s
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
Securities Purchase Agreement	securities purchase agreement among Sharyland Utilities, LP, SU Investment Partners, L.P., Sempra Texas Utilities Holdings I, LLC (a wholly owned subsidiary of Sempra Energy) and Sempra Energy
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexican agency in charge of agriculture, land and urban development)
Sempra Global	holding company for most of Sempra Energy’s subsidiaries not subject to California or Texas utility regulation
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	Sempra Energy’s 6% mandatory convertible preferred stock, series A
series B preferred stock	Sempra Energy’s 6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra Energy’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Holdings	Sharyland Holdings, L.P.
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
STIH	Sempra Texas Intermediate Holding Company LLC
Support Agreement	support agreement, dated July 28, 2020, between Sempra Energy and Sumitomo Mitsui Banking Corporation
TAG JV	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali
TechnipFMC	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of TechnipFMC plc
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TO4	Electric Transmission Owner Formula Rate, effective through May 31, 2019
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TTHC	Texas Transmission Holdings Corporation
TTI	Texas Transmission Investment LLC

GLOSSARY (CONTINUED)

U.S. GAAP	accounting principles generally accepted in the United States of America
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future, involve risks and uncertainties, and are not guarantees. Future results may differ materially from those expressed in the forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the filing date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or other factors.
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
Factors, among others, that could cause our actual results and future actions to differ materially from those described in any forward-looking statements include risks and uncertainties relating to:
▪California wildfires, including the risk that we may be found liable for damages regardless of fault and the risk that we may not be able to recover any such costs from insurance, the Wildfire Fund or in rates from customers;
▪decisions, investigations, regulations, issuances of permits and other authorizations, renewals of franchises, and other actions by (i) the CFE, CPUC, DOE, PUCT, and other regulatory and governmental bodies and (ii) states, counties, cities and other jurisdictions in the U.S., Mexico and other countries in which we operate or do business;
▪the success of business development efforts, construction projects and major acquisitions and divestitures, including risks in (i) the ability to make a final investment decision, (ii) completing construction projects on schedule and budget, (iii) the ability to realize anticipated benefits from any of these efforts once completed, and (iv) obtaining the consent of partners;
▪the impact of the COVID-19 pandemic on our (i) ability to commence and complete capital and other projects and obtain regulatory approvals, (ii) supply chain and current and prospective counterparties, contractors, customers, employees and partners, (iii) liquidity, resulting from bill payment challenges experienced by our customers, including in connection with a CPUC-ordered suspension of service disconnections, decreased stability and accessibility of the capital markets and other factors, and (iv) ability to sustain operations and satisfy compliance requirements due to social distancing measures or if employee absenteeism were to increase significantly;
▪the resolution of civil and criminal litigation, regulatory inquiries, investigations and proceedings, and arbitrations;
▪actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow at favorable interest rates;
▪moves to reduce or eliminate reliance on natural gas and the impact of the extreme volatility of oil prices on our businesses and development projects;
▪weather, natural disasters, accidents, equipment failures, computer system outages and other events that disrupt our operations, damage our facilities and systems, cause the release of harmful materials, cause fires and subject us to liability for property damage or personal injuries, fines and penalties, some of which may not be covered by insurance (including costs in excess of applicable policy limits), may be disputed by insurers or may otherwise not be recoverable through regulatory mechanisms or may impact our ability to obtain satisfactory levels of affordable insurance;
▪the availability of electric power and natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, limitations on the withdrawal of natural gas from storage facilities, and equipment failures;
▪cybersecurity threats to the energy grid, storage and pipeline infrastructure, the information and systems used to operate our businesses, and the confidentiality of our proprietary information and the personal information of our customers and employees;
▪expropriation of assets, the failure of foreign governments and state-owned entities to honor the terms of contracts, and property disputes;
▪the impact at SDG&E on competitive customer rates and reliability due to the growth in distributed and local power generation, including from departing retail load resulting from customers transferring to Direct Access, Community Choice Aggregation or other forms of distributed or local power generation, and the risk of nonrecovery for stranded assets and contractual obligations;
▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director;
▪volatility in foreign currency exchange, interest and inflation rates and commodity prices and our ability to effectively hedge the risk of such volatility;
▪changes in tax and trade policies, laws and regulations, including tariffs and revisions to or replacement of international trade agreements, such as the United States-Mexico-Canada Agreement, that may increase our costs or impair our ability to resolve trade disputes; and

▪other uncertainties, some of which may be difficult to predict and are beyond our control.
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described herein, in our Annual Report and in other reports that we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)
REVENUES
Utilities	$2,301	$2,398	$7,199	$6,808
Energy-related businesses	343	360	1,000	1,078
Total revenues	2,644	2,758	8,199	7,886

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(114)	(122)	(582)	(789)
Cost of electric fuel and purchased power	(429)	(410)	(918)	(929)
Energy-related businesses cost of sales	(90)	(94)	(200)	(265)
Operation and maintenance	(1,044)	(845)	(2,893)	(2,515)
Depreciation and amortization	(418)	(402)	(1,242)	(1,174)
Franchise fees and other taxes	(139)	(127)	(397)	(369)
Impairment losses	(1)	(43)	(1)	(43)
(Loss) gain on sale of assets	—	(3)	—	63
Other income (expense), net	29	(7)	(163)	103
Interest income	27	22	76	64
Interest expense	(264)	(279)	(818)	(797)
Income from continuing operations before income taxes and equity earnings	201	448	1,061	1,235
Income tax expense	(99)	(61)	(60)	(150)
Equity earnings	326	266	822	485
Income from continuing operations, net of income tax	428	653	1,823	1,570
(Loss) income from discontinued operations, net of income tax	(7)	256	1,850	292
Net income	421	909	3,673	1,862
Earnings attributable to noncontrolling interests	(22)	(60)	(201)	(146)
Preferred dividends	(48)	(36)	(121)	(107)
Preferred dividends of subsidiary	—	—	(1)	(1)
Earnings attributable to common shares	$351	$813	$3,350	$1,608

Basic EPS:
Earnings from continuing operations	$1.23	$2.04	$5.17	$4.86
(Losses) earnings from discontinued operations	$(0.02)	$0.89	$6.31	$0.97
Earnings	$1.21	$2.93	$11.48	$5.83
Weighted-average common shares outstanding	289,490	277,360	291,771	275,684

Diluted EPS:
Earnings from continuing operations	$1.23	$2.00	$5.15	$4.79
(Losses) earnings from discontinued operations	$(0.02)	$0.84	$6.28	$0.95
Earnings	$1.21	$2.84	$11.43	$5.74
Weighted-average common shares outstanding	290,582	295,789	292,935	279,809
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after-tax)	Total
	(unaudited)
	Three months ended September 30, 2020 and 2019
2020:
Net income	$489	$(90)	$399	$22	$421
Other comprehensive income (loss):
Foreign currency translation adjustments	9	—	9	(1)	8
Financial instruments	36	(16)	20	5	25
Pension and other postretirement benefits	6	(1)	5	—	5
Total other comprehensive income	51	(17)	34	4	38
Comprehensive income	$540	$(107)	$433	$26	$459
2019:
Net income	$762	$87	$849	$60	$909
Other comprehensive income (loss):
Foreign currency translation adjustments	(91)	—	(91)	(8)	(99)
Financial instruments	(55)	18	(37)	(4)	(41)
Pension and other postretirement benefits	(3)	1	(2)	—	(2)
Total other comprehensive loss	(149)	19	(130)	(12)	(142)
Comprehensive income	$613	$106	$719	$48	$767

	Nine months ended September 30, 2020 and 2019
2020:
Net income	$4,718	$(1,246)	$3,472	$201	$3,673
Other comprehensive income (loss):
Foreign currency translation adjustments	533	—	533	(16)	517
Financial instruments	(167)	41	(126)	(9)	(135)
Pension and other postretirement benefits	27	(3)	24	—	24
Total other comprehensive income (loss)	393	38	431	(25)	406
Comprehensive income	5,111	(1,208)	3,903	176	4,079
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$5,110	$(1,208)	$3,902	$176	$4,078
2019:
Net income	$1,898	$(182)	$1,716	$146	$1,862
Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	—	(45)	(2)	(47)
Financial instruments	(213)	70	(143)	(16)	(159)
Pension and other postretirement benefits	22	(6)	16	—	16
Total other comprehensive loss	(236)	64	(172)	(18)	(190)
Comprehensive income	1,662	(118)	1,544	128	1,672
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,661	$(118)	$1,543	$128	$1,671
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2020	2019(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,515	$108
Restricted cash	28	31
Accounts receivable – trade, net	1,067	1,261
Accounts receivable – other, net	418	455
Due from unconsolidated affiliates	46	32
Income taxes receivable	152	112
Inventories	309	277
Regulatory assets	386	222
Greenhouse gas allowances	66	72
Assets held for sale in discontinued operations	—	445
Other current assets	407	324
Total current assets	6,394	3,339

Other assets:
Restricted cash	3	3
Due from unconsolidated affiliates	617	742
Regulatory assets	1,740	1,930
Nuclear decommissioning trusts	1,057	1,082
Investment in Oncor Holdings	11,962	11,519
Other investments	1,455	2,103
Goodwill	1,602	1,602
Other intangible assets	205	213
Dedicated assets in support of certain benefit plans	469	488
Insurance receivable for Aliso Canyon costs	504	339
Deferred income taxes	199	155
Greenhouse gas allowances	598	470
Right-of-use assets – operating leases	563	591
Wildfire fund	371	392
Assets held for sale in discontinued operations	—	3,513
Other long-term assets	699	732
Total other assets	22,044	25,874

Property, plant and equipment:
Property, plant and equipment	52,429	49,329
Less accumulated depreciation and amortization	(13,645)	(12,877)
Property, plant and equipment, net	38,784	36,452
Total assets	$67,222	$65,665
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2020	2019(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$772	$3,505
Accounts payable – trade	1,129	1,234
Accounts payable – other	163	179
Due to unconsolidated affiliates	6	5
Dividends and interest payable	563	515
Accrued compensation and benefits	412	476
Regulatory liabilities	373	319
Current portion of long-term debt and finance leases	2,890	1,526
Reserve for Aliso Canyon costs	268	9
Greenhouse gas obligations	66	72
Liabilities held for sale in discontinued operations	—	444
Other current liabilities	993	866
Total current liabilities	7,635	9,150

Long-term debt and finance leases	21,770	20,785

Deferred credits and other liabilities:
Due to unconsolidated affiliates	271	195
Pension and other postretirement benefit plan obligations, net of plan assets	999	1,067
Deferred income taxes	2,696	2,577
Deferred investment tax credits	22	21
Regulatory liabilities	3,410	3,741
Asset retirement obligations	2,961	2,923
Greenhouse gas obligations	456	301
Liabilities held for sale in discontinued operations	—	1,052
Deferred credits and other	2,146	2,048
Total deferred credits and other liabilities	12,961	13,925

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
Mandatory convertible preferred stock, series A (17.25 million shares outstanding)	1,693	1,693
Mandatory convertible preferred stock, series B (5.75 million shares outstanding)	565	565
Preferred stock, series C (0.9 million shares outstanding)	889	—
Common stock (750 million shares authorized; 288 million and 292 million shares outstanding at September 30, 2020 and December 31, 2019, respectively; no par value)	7,034	7,480
Retained earnings	13,560	11,130
Accumulated other comprehensive income (loss)	(513)	(939)
Total Sempra Energy shareholders’ equity	23,228	19,929
Preferred stock of subsidiary	20	20
Other noncontrolling interests	1,608	1,856
Total equity	24,856	21,805
Total liabilities and equity	$67,222	$65,665
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,673	$1,862
Less: Income from discontinued operations, net of income tax	(1,850)	(292)
Income from continuing operations, net of income tax	1,823	1,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,242	1,174
Deferred income taxes and investment tax credits	(12)	12
Impairment losses	1	43
Gain on sale of assets	—	(63)
Equity earnings	(822)	(485)
Foreign currency transaction losses, net	95	2
Share-based compensation expense	57	56
Other	131	2
Intercompany activities with discontinued operations, net	—	184
Net change in other working capital components	(137)	(200)
Distributions from investments	429	163
Insurance receivable for Aliso Canyon costs	(165)	107
Wildfire fund, current and noncurrent	—	(323)
Changes in other noncurrent assets and liabilities, net	38	(413)
Net cash provided by continuing operations	2,680	1,829
Net cash (used in) provided by discontinued operations	(1,051)	289
Net cash provided by operating activities	1,629	2,118

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(3,313)	(2,590)
Expenditures for investments and acquisitions	(229)	(1,449)
Proceeds from sale of assets	22	899
Distributions from investments	761	9
Purchases of nuclear decommissioning trust assets	(1,091)	(728)
Proceeds from sales of nuclear decommissioning trust assets	1,091	728
Advances to unconsolidated affiliates	(32)	(16)
Repayments of advances to unconsolidated affiliates	7	12
Intercompany activities with discontinued operations, net	—	(257)
Other	13	16
Net cash used in continuing operations	(2,771)	(3,376)
Net cash provided by (used in) discontinued operations	5,186	(63)
Net cash provided by (used in) investing activities	2,415	(3,439)
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Nine months ended September 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(872)	(734)
Preferred dividends paid	(107)	(107)
Issuances of preferred stock	890	—
Issuances of common stock	10	757
Repurchases of common stock	(565)	(23)
Issuances of debt (maturities greater than 90 days)	5,934	3,269
Payments on debt (maturities greater than 90 days) and finance leases	(4,387)	(2,500)
(Decrease) increase in short-term debt, net	(1,871)	888
Advances from unconsolidated affiliates	64	—
Purchases of noncontrolling interests	(178)	(30)
Contributions from noncontrolling interests, net of distributions	—	171
Intercompany activities with discontinued operations, net	—	(128)
Other	(29)	(37)
Net cash (used in) provided by continuing operations	(1,111)	1,526
Net cash provided by discontinued operations	401	49
Net cash (used in) provided by financing activities	(710)	1,575

Effect of exchange rate changes in continuing operations	(2)	—
Effect of exchange rate changes in discontinued operations	(3)	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(3)

Increase in cash, cash equivalents and restricted cash, including discontinued operations	3,329	251
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	217	246
Cash, cash equivalents and restricted cash, including discontinued operations, September 30	$3,546	$497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$781	$766
Income tax payments, including discontinued operations, net of refunds	1,376	372

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued interest receivable from unconsolidated affiliate	$—	$55
Accrued capital expenditures	460	390
Increase in finance lease obligations for investment in property, plant and equipment	72	27
Equitization of long-term debt for deficit held by NCI	22	—
Contribution to Cameron LNG JV	50	—
Distribution from Cameron LNG JV	50	—
Preferred dividends declared but not paid	50	36
Common dividends receivable from discontinued operation	—	422
Common dividends issued in stock	23	41
Common dividends declared but not paid	301	272
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended September 30, 2020
Balance at June 30, 2020	$3,147	$7,490	$13,511	$(542)	$23,606	$1,780	$25,386

Net income			399		399	22	421
Other comprehensive income				34	34	4	38

Share-based compensation expense		19			19		19
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.68/share)			(10)		(10)		(10)
Series C preferred stock ($14.08/share)			(12)		(12)		(12)
Common stock ($1.05/share)			(302)		(302)		(302)
Repurchases of common stock		(501)			(501)		(501)
Noncontrolling interest activities:
Purchases		26		(5)	21	(178)	(157)
Balance at September 30, 2020	$3,147	$7,034	$13,560	$(513)	$23,228	$1,628	$24,856

	Three months ended September 30, 2019
Balance at June 30, 2019	$2,258	$5,605	$10,425	$(848)	$17,440	$1,994	$19,434

Net income			849		849	60	909
Other comprehensive loss				(130)	(130)	(12)	(142)

Share-based compensation expense		17			17		17
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.68/share)			(10)		(10)		(10)
Common stock ($0.96/share)			(272)		(272)		(272)
Issuances of common stock		751			751		751
Repurchases of common stock		(5)			(5)		(5)
Noncontrolling interest activities:
Contributions						175	175
Distributions		2			2	(7)	(5)
Purchases						(2)	(2)
Sale		4			4	1	5
Acquisition						3	3
Deconsolidation						(281)	(281)
Balance at September 30, 2019	$2,258	$6,374	$10,966	$(978)	$18,620	$1,931	$20,551
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Nine months ended September 30, 2020
Balance at December 31, 2019	$2,258	$7,480	$11,130	$(939)	$19,929	$1,876	$21,805
Adoption of ASU 2016-13			(7)		(7)	(2)	(9)
Adjusted balance at December 31, 2019	2,258	7,480	11,123	(939)	19,922	1,874	21,796

Net income			3,472		3,472	201	3,673
Other comprehensive income (loss)				431	431	(25)	406

Share-based compensation expense		57			57		57
Dividends declared:
Series A preferred stock ($4.50/share)			(78)		(78)		(78)
Series B preferred stock ($5.06/share)			(29)		(29)		(29)
Series C preferred stock ($15.71/share)			(14)		(14)		(14)
Common stock ($3.14/share)			(913)		(913)		(913)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of series C preferred stock	889				889		889
Issuances of common stock		33			33		33
Repurchases of common stock		(565)			(565)		(565)
Noncontrolling interest activities:
Distributions						(1)	(1)
Purchases		29		(5)	24	(208)	(184)
Acquisition						1	1
Equitization of long-term debt for deficit held by NCI						22	22
Deconsolidation						(236)	(236)
Balance at September 30, 2020	$3,147	$7,034	$13,560	$(513)	$23,228	$1,628	$24,856

	Nine months ended September 30, 2019
Balance at December 31, 2018	$2,258	$5,540	$10,104	$(764)	$17,138	$2,110	$19,248
Adoption of ASU 2016-02			17		17		17
Adoption of ASU 2018-02			40	(42)	(2)		(2)
Adjusted balance at December 31, 2018	2,258	5,540	10,161	(806)	17,153	2,110	19,263

Net income			1,716		1,716	146	1,862
Other comprehensive loss				(172)	(172)	(18)	(190)

Share-based compensation expense		56			56		56
Dividends declared:
Series A preferred stock ($4.50/share)			(78)		(78)		(78)
Series B preferred stock ($5.06/share)			(29)		(29)		(29)
Common stock ($2.90/share)			(803)		(803)		(803)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		798			798		798
Repurchases of common stock		(23)			(23)		(23)
Noncontrolling interest activities:
Contributions						175	175
Distributions		2			2	(19)	(17)
Purchases		(3)			(3)	(27)	(30)
Sale		4			4	1	5
Acquisition						3	3
Deconsolidations						(440)	(440)
Balance at September 30, 2019	$2,258	$6,374	$10,966	$(978)	$18,620	$1,931	$20,551
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)
Operating revenues
Electric	$1,338	$1,271	$3,478	$3,184
Natural gas	134	156	498	482
Total operating revenues	1,472	1,427	3,976	3,666
Operating expenses
Cost of electric fuel and purchased power	430	411	921	934
Cost of natural gas	27	23	118	136
Operation and maintenance	414	295	1,050	857
Depreciation and amortization	200	196	598	571
Franchise fees and other taxes	86	79	237	220
Total operating expenses	1,157	1,004	2,924	2,718
Operating income	315	423	1,052	948
Other (expense) income, net	(2)	19	47	60
Interest income	1	1	2	3
Interest expense	(103)	(106)	(307)	(311)
Income before income taxes	211	337	794	700
Income tax expense	(33)	(71)	(161)	(111)
Net income	178	266	633	589
Earnings attributable to noncontrolling interest	—	(3)	—	(7)
Earnings attributable to common shares	$178	$263	$633	$582
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder’s equity
	Pretax amount	Income tax expense	Net-of-tax amount	Noncontrolling interest (after-tax)	Total
	(unaudited)
	Three months ended September 30, 2020 and 2019
2020:
Net income/Comprehensive income	$211	$(33)	$178	$—	$178
2019:
Net income	$334	$(71)	$263	$3	$266
Other comprehensive income (loss):
Financial instruments	—	—	—	1	1
Total other comprehensive income	—	—	—	1	1
Comprehensive income	$334	$(71)	$263	$4	$267

	Nine months ended September 30, 2020 and 2019
2020:
Net income	$794	$(161)	$633	$—	$633
Other comprehensive income (loss):
Pension and other postretirement benefits	5	(1)	4	—	4
Total other comprehensive income	5	(1)	4	—	4
Comprehensive income	$799	$(162)	$637	$—	$637
2019:
Net income	$693	$(111)	$582	$7	$589
Other comprehensive income (loss):
Financial instruments	—	—	—	2	2
Pension and other postretirement benefits	1	—	1	—	1
Total other comprehensive income	1	—	1	2	3
Comprehensive income	$694	$(111)	$583	$9	$592
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2020	2019(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$733	$10
Accounts receivable – trade, net	462	398
Accounts receivable – other, net	150	119
Due from unconsolidated affiliates	3	—
Income taxes receivable, net	23	128
Inventories	105	94
Prepaid expenses	202	120
Regulatory assets	367	209
Fixed-price contracts and other derivatives	35	43
Greenhouse gas allowances	13	13
Other current assets	21	24
Total current assets	2,114	1,158

Other assets:
Regulatory assets	470	440
Nuclear decommissioning trusts	1,057	1,082
Greenhouse gas allowances	191	189
Right-of-use assets – operating leases	109	130
Wildfire fund	371	392
Other long-term assets	186	202
Total other assets	2,384	2,435

Property, plant and equipment:
Property, plant and equipment	23,813	22,504
Less accumulated depreciation and amortization	(5,890)	(5,537)
Property, plant and equipment, net	17,923	16,967
Total assets	$22,421	$20,560
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2020	2019(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$80
Accounts payable	569	496
Due to unconsolidated affiliates	61	53
Interest payable	70	43
Accrued compensation and benefits	123	138
Accrued franchise fees	46	53
Regulatory liabilities	69	76
Current portion of long-term debt and finance leases	861	56
Customer deposits	65	74
Greenhouse gas obligations	13	13
Asset retirement obligations	117	95
Other current liabilities	232	133
Total current liabilities	2,226	1,310

Long-term debt and finance leases	6,863	6,306

Deferred credits and other liabilities:
Pension obligation, net of plan assets	119	153
Deferred income taxes	1,976	1,848
Deferred investment tax credits	14	14
Regulatory liabilities	2,210	2,319
Asset retirement obligations	739	771
Greenhouse gas obligations	96	62
Deferred credits and other	641	677
Total deferred credits and other liabilities	5,795	5,844

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	5,889	5,456
Accumulated other comprehensive income (loss)	(12)	(16)
Total shareholder’s equity	7,537	7,100
Total liabilities and shareholder's equity	$22,421	$20,560
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$633	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598	571
Deferred income taxes and investment tax credits	36	(20)
Other	13	7
Net change in other working capital components	(184)	(60)
Wildfire fund, current and noncurrent	—	(323)
Changes in other noncurrent assets and liabilities, net	(113)	(10)
Net cash provided by operating activities	983	754

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,323)	(1,071)
Decrease in cash from deconsolidation of Otay Mesa VIE	—	(8)
Purchases of nuclear decommissioning trust assets	(1,091)	(728)
Proceeds from sales of nuclear decommissioning trust assets	1,091	728
Increase in loans to affiliate, net	—	(25)
Other	8	7
Net cash used in investing activities	(1,315)	(1,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(200)	—
Equity contribution from Sempra Energy	—	322
Issuances of debt (maturities greater than 90 days)	1,598	400
Payments on debt (maturities greater than 90 days) and finance leases	(252)	(269)
Decrease in short-term debt, net	(80)	(291)
Contributions from noncontrolling interest, net	—	172
Debt issuance costs	(11)	(4)
Net cash provided by financing activities	1,055	330

Increase (decrease) in cash, cash equivalents and restricted cash	723	(13)
Cash, cash equivalents and restricted cash, January 1	10	37
Cash and cash equivalents, September 30	$733	$24

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$276	$285
Income tax payments, net of refunds	20	131

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$184	$117
Increase in finance lease obligations for investment in property, plant and equipment	26	12
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	SDG&E shareholder's equity	Noncontrolling interest	Total equity
	(unaudited)
	Three months ended September 30, 2020
Balance at June 30, 2020	$1,660	$5,711	$(12)	$7,359	$—	$7,359

Net income		178		178	—	178

Balance at September 30, 2020	$1,660	$5,889	$(12)	$7,537	$—	$7,537

	Three months ended September 30, 2019
Balance at June 30, 2019	$1,338	$5,008	$(11)	$6,335	$103	$6,438

Net income		263		263	3	266
Other comprehensive income					1	1

Equity contribution from Sempra Energy	322			322		322
Noncontrolling interest activities:
Contributions					175	175
Distributions					(1)	(1)
Deconsolidation					(281)	(281)
Balance at September 30, 2019	$1,660	$5,271	$(11)	$6,920	$—	$6,920

	Nine months ended September 30, 2020
Balance at December 31, 2019	$1,660	$5,456	$(16)	$7,100	$—	$7,100

Net income		633		633	—	633
Other comprehensive income			4	4	—	4

Common stock dividends declared ($1.72/share)		(200)		(200)		(200)
Balance at September 30, 2020	$1,660	$5,889	$(12)	$7,537	$—	$7,537

	Nine months ended September 30, 2019
Balance at December 31, 2018	$1,338	$4,687	$(10)	$6,015	$100	$6,115
Adoption of ASU 2018-02		2	(2)	—		—
Adjusted balance at December 31, 2018	1,338	4,689	(12)	6,015	100	6,115

Net income		582		582	7	589
Other comprehensive income			1	1	2	3

Equity contribution from Sempra Energy	322			322		322
Noncontrolling interest activities:
Contributions					175	175
Distributions					(3)	(3)
Deconsolidation					(281)	(281)
Balance at September 30, 2019	$1,660	$5,271	$(11)	$6,920	$—	$6,920
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)

Operating revenues	$842	$975	$3,247	$3,142
Operating expenses
Cost of natural gas	92	101	476	660
Operation and maintenance	521	427	1,526	1,291
Depreciation and amortization	165	154	486	449
Franchise fees and other taxes	48	43	142	132
Impairment losses	—	37	—	37
Total operating expenses	826	762	2,630	2,569
Operating income	16	213	617	573
Other (expense) income, net	(7)	1	21	18
Interest income	—	—	2	1
Interest expense	(39)	(36)	(119)	(104)
(Loss) income before income taxes	(30)	178	521	488
Income tax benefit (expense)	6	(35)	(95)	(50)
Net (loss) income	(24)	143	426	438
Preferred dividends	—	—	(1)	(1)
(Losses) earnings attributable to common shares	$(24)	$143	$425	$437
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
	(unaudited)
	Three months ended September 30, 2020 and 2019
2020:
Net loss/Comprehensive loss	$(30)	$6	$(24)
2019:
Net income	$178	$(35)	$143
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$179	$(35)	$144

	Nine months ended September 30, 2020 and 2019
2020:
Net income	$521	$(95)	$426
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$522	$(95)	$427
2019:
Net income	$488	$(50)	$438
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	6	(2)	4
Total other comprehensive income	7	(2)	5
Comprehensive income	$495	$(52)	$443
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2020	2019(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$304	$10
Accounts receivable – trade, net	422	710
Accounts receivable – other, net	82	87
Due from unconsolidated affiliates	1	11
Income taxes receivable, net	31	161
Inventories	160	136
Regulatory assets	18	7
Greenhouse gas allowances	53	52
Other current assets	51	44
Total current assets	1,122	1,218

Other assets:
Regulatory assets	1,187	1,407
Insurance receivable for Aliso Canyon costs	504	339
Greenhouse gas allowances	361	248
Right-of-use assets – operating leases	82	94
Other long-term assets	460	447
Total other assets	2,594	2,535

Property, plant and equipment:
Property, plant and equipment	20,558	19,362
Less accumulated depreciation and amortization	(6,331)	(6,038)
Property, plant and equipment, net	14,227	13,324
Total assets	$17,943	$17,077
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	September 30,	December 31,
	2020	2019(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$630
Accounts payable – trade	359	545
Accounts payable – other	117	110
Due to unconsolidated affiliates	101	47
Accrued compensation and benefits	174	182
Regulatory liabilities	304	243
Current portion of long-term debt and finance leases	11	6
Customer deposits	58	71
Reserve for Aliso Canyon costs	268	9
Greenhouse gas obligations	53	52
Asset retirement obligations	63	65
Other current liabilities	254	222
Total current liabilities	1,762	2,182

Long-term debt and finance leases	4,764	3,788

Deferred credits and other liabilities:
Pension obligation, net of plan assets	757	785
Deferred income taxes	1,443	1,403
Deferred investment tax credits	8	7
Regulatory liabilities	1,200	1,422
Asset retirement obligations	2,181	2,112
Greenhouse gas obligations	316	208
Deferred credits and other	438	422
Total deferred credits and other liabilities	6,343	6,359

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	866	866
Retained earnings	4,208	3,883
Accumulated other comprehensive income (loss)	(22)	(23)
Total shareholders’ equity	5,074	4,748
Total liabilities and shareholders’ equity	$17,943	$17,077
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	486	449
Deferred income taxes and investment tax credits	(38)	(79)
Impairment losses	—	37
Other	42	(5)
Net change in working capital components	513	194
Insurance receivable for Aliso Canyon costs	(165)	107
Changes in other noncurrent assets and liabilities, net	124	(328)
Net cash provided by operating activities	1,388	813

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,345)	(1,019)
Other	—	1
Net cash used in investing activities	(1,345)	(1,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(50)	—
Preferred dividends paid	(1)	(1)
Issuances of debt (maturities greater than 90 days)	949	349
Decrease in short-term debt, net	(630)	(148)
Payments on finance leases	(9)	(4)
Debt issuance costs	(8)	(4)
Net cash provided by financing activities	251	192

Increase (decrease) in cash and cash equivalents	294	(13)
Cash and cash equivalents, January 1	10	18
Cash and cash equivalents, September 30	$304	$5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$114	$92
Income tax payments, net of refunds	1	115

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$146	$167
Increase in finance lease obligations for investment in property, plant and equipment	46	15
Common dividends declared but not paid	50	150
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended September 30, 2020
Balance at June 30, 2020	$22	$866	$4,282	$(22)	$5,148

Net loss			(24)		(24)

Dividends declared:
Preferred stock ($0.38/share)			—		—
Common stock ($0.55/share)			(50)		(50)
Balance at September 30, 2020	$22	$866	$4,208	$(22)	$5,074

	Three months ended September 30, 2019
Balance at June 30, 2019	$22	$866	$3,686	$(20)	$4,554

Net income			143		143
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.38/share)			—		—
Common stock ($1.64/share)			(150)		(150)
Balance at September 30, 2019	$22	$866	$3,679	$(19)	$4,548

	Nine months ended September 30, 2020
Balance at December 31, 2019	$22	$866	$3,883	$(23)	$4,748

Net income			426		426
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Common stock ($1.10/share)			(100)		(100)
Balance at September 30, 2020	$22	$866	$4,208	$(22)	$5,074

	Nine months ended September 30, 2019
Balance at December 31, 2018	$22	$866	$3,390	$(20)	$4,258
Adoption of ASU 2018-02			2	(4)	(2)
Adjusted balance at December 31, 2018	22	866	3,392	(24)	4,256

Net income			438		438
Other comprehensive income				5	5

Dividends declared:
Preferred stock ($1.13/share)			(1)		(1)
Common stock ($1.64/share)			(150)		(150)
Balance at September 30, 2019	$22	$866	$3,679	$(19)	$4,548
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
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:
▪the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;
▪the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE (until deconsolidation of Otay Mesa VIE in August 2019); and
▪the Condensed Financial Statements and related Notes of SoCalGas.
We have prepared the Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q and applicable rules of the SEC. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after September 30, 2020 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal, recurring nature.
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
Regulated Operations
The California Utilities and Sempra Mexico’s natural gas distribution utility, Ecogas, prepare their financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations. We discuss revenue recognition and the effects of regulation at our utilities in Notes 3 and 4 below and in Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.
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

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	September 30,	December 31,
	2020	2019
Sempra Energy Consolidated:
Cash and cash equivalents	$3,515	$108
Restricted cash, current	28	31
Restricted cash, noncurrent	3	3
Cash, cash equivalents and restricted cash in discontinued operations	—	75
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$3,546	$217

In the Sempra Energy Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020, the ending cash, cash equivalents and restricted cash balance in discontinued operations of $4.6 billion is considered to be cash, cash equivalents and restricted cash for continuing operations following the sales of the South American businesses.

CREDIT LOSSES
We are exposed to credit losses from financial assets measured at amortized cost, including trade and other accounts receivable and amounts due from unconsolidated affiliates. We are also exposed to credit losses from off-balance sheet arrangements through our guarantees of Cameron LNG JV’s debt.
We regularly monitor and evaluate credit losses and record allowances for expected credit losses, if necessary, for trade and other accounts receivable using a combination of factors, including past-due status based on contractual terms, trends in write-offs, the age of the receivable, historical and industry trends, counterparty creditworthiness, economic conditions and specific events, such as bankruptcies. We write off financial assets measured at amortized cost in the period in which we determine they are not recoverable. We record recoveries of amounts previously written off when it is known that they will be recovered.
In connection with the COVID-19 pandemic, the California Utilities have implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for residential and small business customers, waiving late payment fees for business customers, and offering flexible payment plans for customers experiencing difficulty paying their electric or gas bills. As we discuss in Note 4, the CPUC authorized each of the California Utilities to establish a CPPMA to track and request recovery of incremental costs, including uncollectible expenses, associated with complying with residential and small business customer protection measures implemented by the CPUC related to the COVID-19 pandemic.
In June 2020, the CPUC issued a decision in a separate proceeding addressing service disconnections that, among other things, allows each of the California Utilities to establish a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills. This decision also directs the California Utilities to establish an AMP that provides successfully participating, income-qualified residential customers with relief from outstanding utility bill amounts. Refer to Note 4 for further discussion.
The California Utilities have recorded increases in their allowances for expected credit losses as of September 30, 2020 primarily related to expected forgiveness of outstanding utility bill amounts for residential customers eligible under the AMP. Our businesses will continue to monitor macroeconomic factors and customer payment patterns when evaluating their allowances for credit losses in future reporting periods, which may increase significantly due to the effects of the COVID-19 pandemic or other factors.
We provide below allowances and changes in allowances for credit losses for trade and other accounts receivable, excluding allowances related to amounts due from unconsolidated affiliates and off-balance sheet arrangements, which we discuss separately below the table.

TRADE AND OTHER ACCOUNTS RECEIVABLE – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	Sempra Energy Consolidated(1)	SDG&E(2)	SoCalGas(3)
Allowances for credit losses at December 31, 2019	$29	$14	$15
Incremental allowance upon adoption of ASU 2016-13	1	—	—
Provisions for expected credit losses	84	44	40
Write-offs	(11)	(6)	(5)
Allowances for credit losses at September 30, 2020	$103	$52	$50
(1)     Balance at September 30, 2020 includes $75 million and $28 million in Accounts Receivable – Trade, Net and Accounts Receivable – Other, Net, respectively.
(2)    Balance at September 30, 2020 includes $37 million and $15 million in Accounts Receivable – Trade, Net and Accounts Receivable – Other, Net, respectively.
(3)    Balance at September 30, 2020 includes $37 million and $13 million in Accounts Receivable – Trade, Net and Accounts Receivable – Other, Net, respectively.

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

AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
Sempra Energy Consolidated(1)
Allowances for credit losses at December 31, 2019	$—
Allowance established upon adoption of ASU 2016-13	6
Reduction to expected credit losses	(3)
Allowances for credit losses at September 30, 2020	$3
(1)    Balance at September 30, 2020 includes negligible amounts and $3 million in Due from Unconsolidated Affiliates – Current and Due from Unconsolidated Affiliates – Noncurrent, respectively.

As we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Energy has provided guarantees for a maximum aggregate amount of $4.0 billion associated with Cameron LNG JV’s debt obligations. We established a liability for credit losses of $6 million for this off-balance sheet arrangement upon adoption of ASU 2016-13 on January 1, 2020 and we subsequently reduced this liability by $3 million in the nine months ended September 30, 2020 through a reduction to credit loss expense, which is included in O&M on the Sempra Energy Condensed Consolidated Statement of Operations. At September 30, 2020, expected credit losses of $3 million are included in Other Current Liabilities on the Sempra Energy Condensed Consolidated Balance Sheet.
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
This oversight includes calculating current and potential credit risk on a regular basis and monitoring actual balances in comparison to approved limits. We establish credit limits based on risk and return considerations under terms customarily available in the industry. We avoid concentration of counterparties whenever possible, and we believe our credit policies significantly reduce overall credit risk. These policies include an evaluation of:
▪prospective counterparties’ financial condition (including credit ratings)
▪collateral requirements
▪the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty
▪downgrade triggers
We believe that we have provided adequate reserves for counterparty nonperformance in our allowances for credit losses.
In the nine months ended September 30, 2020, four customers each represented 10% or more of Sempra Mexico’s revenues (including intercompany transactions with affiliates consolidated by Sempra Energy). Additionally, for the same period, certain of our unconsolidated equity method investees (Oncor Holdings, Cameron LNG JV and IMG JV) had customers that each represented 10% or more of their respective revenues.
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

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Sempra Energy Consolidated	$127	$110	$2	$9	$180	$158	$309	$277
SDG&E	—	1	—	—	105	93	105	94
SoCalGas	104	90	—	—	56	46	160	136

WILDFIRE FUND
On July 12, 2019, the Wildfire Legislation was signed into law to address certain issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. We discuss the Wildfire Legislation further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
In a complaint filed in U.S. District Court for the Northern District of California in July 2019, plaintiffs seek to invalidate AB 1054, which established the Wildfire Fund, based on allegations that the legislation violates federal law. That court dismissed the complaint and the plaintiffs have petitioned the U.S. Court of Appeals for the Ninth Circuit to review the dismissal.
In June 2020, the CPUC approved SDG&E’s 2020 wildfire mitigation plan, which will be effective until the CPUC approves a new plan. In addition, on September 14, 2020, SDG&E received its 2020 safety certification from the Wildfire Safety Division of the CPUC. The certificate is valid for 12 months from the issue date.
In July 2020, PG&E received bankruptcy court approval to participate in the Wildfire Fund and has made its required contributions to the Wildfire Fund. As a result of PG&E’s participation, the Wildfire Fund will be funded up to $21 billion.
Wildfire Fund Asset and Obligation
In the third quarter of 2019, SDG&E recorded both a Wildfire Fund asset and a related obligation of $451.5 million for its commitment to make shareholder contributions to the Wildfire Fund, measured at present value as of July 25, 2019 (the date by which both Edison and SDG&E opted to contribute to the Wildfire Fund). SDG&E is amortizing the Wildfire Fund asset on a straight-line basis over the estimated period of benefit, as adjusted for utilization by the participating IOUs. The estimated period of benefit of the Wildfire Fund asset is 15 years. SDG&E expects to make annual shareholder contributions of $12.9 million through December 31, 2028. SDG&E accretes the present value of the Wildfire Fund obligation until the liability is settled.
SDG&E periodically evaluates the estimated period of benefit of the Wildfire Fund asset based on actual experience and changes in assumptions. SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. Wildfire claims that are recoverable from the Wildfire Fund, net of anticipated or actual reimbursement to the Wildfire Fund by the responsible IOU, would decrease the Wildfire Fund asset and remaining available coverage. Although California has experienced some of the largest wildfires in its history in 2020 (measured by acres burned), including fires in each participating IOU’s service territory, SDG&E is not aware of any claims made by any participating IOU requiring a reduction of the Wildfire Fund asset.

The following table summarizes the location of balances related to the Wildfire Fund on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

WILDFIRE FUND
(Dollars in millions)
	Location			September 30, 2020	December 31, 2019
Wildfire Fund asset:
Current	Other Current Assets(1)			$29	$29
Noncurrent	Wildfire Fund			371	392
Wildfire Fund obligation:
Current	Other Current Liabilities			$13	$13
Noncurrent	Deferred Credits and Other			87	86
		Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Amortization of Wildfire Fund asset	Operation and Maintenance	$7	$8	$21	$8
Accretion of Wildfire Fund obligation	Operation and Maintenance	—	—	1	—
(1)    Included in Prepaid Expenses for SDG&E.

CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized interest and AFUDC.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sempra Energy Consolidated	$51	$46	$149	$144
SDG&E	26	19	79	56
SoCalGas	14	13	39	35

VARIABLE INTEREST ENTITIES
We consolidate a VIE if we are the primary beneficiary of the VIE. Our determination of whether we are the primary beneficiary is based on qualitative and quantitative analyses, which assess:
▪the purpose and design of the VIE;
▪the nature of the VIE’s risks and the risks we absorb;
▪the power to direct activities that most significantly impact the economic performance of the VIE; and
▪the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.
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
SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements). SDG&E’s obligation to absorb natural gas costs may be a significant variable interest. In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based on our analysis, the ability to direct the dispatch of electricity may have the most significant impact on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on a qualitative approach in which it considers the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If SDG&E determines that it is the primary beneficiary, SDG&E and Sempra Energy consolidate the entity that owns the facility as a VIE.
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
SDG&E determined that none of its contracts resulted in SDG&E being the primary beneficiary of a VIE at September 30, 2020 and December 31, 2019. The carrying amounts of the assets and liabilities that relate to SDG&E’s involvement with VIEs where SDG&E is not the primary beneficiary are included in PP&E and finance lease liabilities with balances of $1,242 million and $1,255 million at September 30, 2020 and December 31, 2019, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Our 100% interest in Oncor Holdings is a VIE that owns an 80.25% interest in Oncor. Sempra Energy is not the primary beneficiary of the VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $11,962 million at September 30, 2020 and $11,519 million at December 31, 2019.
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
Sempra LNG
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, and therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $433 million at September 30, 2020 and $1,256 million at December 31, 2019. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and guarantees that we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
As we discuss in Note 6, in July 2020, Sempra Energy entered into a Support Agreement for the benefit of CFIN that is a VIE. Since we do not have the power to direct the most significant activities of the VIE, we are not the primary beneficiary. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 9). Sempra Energy’s maximum exposure to loss under the terms of the Support Agreement is $979 million.

PENSION AND OTHER POSTRETIREMENT BENEFITS
Settlement Accounting for Lump Sum Payments
Sempra Energy recorded settlement charges of $13 million and $22 million in the three months and nine months ended September 30, 2020, respectively, in net periodic benefit cost for lump sum payments from its nonqualified pension plan that were in excess of the plan’s service cost plus interest cost.
In the nine months ended September 30, 2019, Sempra Energy recorded settlement charges of $22 million in net periodic benefit cost for lump sum payments from its nonqualified pension plan that were in excess of the plan’s service cost plus interest cost.
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2020	2019	2020	2019
Service cost	$31	$27	$5	$4
Interest cost	32	34	8	9
Expected return on assets	(41)	(36)	(14)	(17)
Amortization of:
Prior service cost (credit)	3	3	(1)	—
Actuarial loss (gain)	9	8	(2)	(3)
Settlement charges	13	4	—	—
Net periodic benefit cost (credit)	47	40	(4)	(7)
Regulatory adjustments	37	3	4	8
Total expense recognized	$84	$43	$—	$1

	Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$97	$82	$14	$12
Interest cost	97	104	24	27
Expected return on assets	(126)	(108)	(41)	(52)
Amortization of:
Prior service cost (credit)	9	9	(2)	—
Actuarial loss (gain)	26	29	(7)	(8)
Settlement charges	22	26	—	—
Net periodic benefit cost (credit)	125	142	(12)	(21)
Regulatory adjustments	31	(30)	12	22
Total expense recognized	$156	$112	$—	$1

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2020	2019	2020	2019
Service cost	$7	$7	$1	$1
Interest cost	7	9	2	1
Expected return on assets	(12)	(9)	(3)	(3)
Amortization of:
Prior service cost	1	—	—	1
Actuarial loss (gain)	1	2	(1)	—
Net periodic benefit cost (credit)	4	9	(1)	—
Regulatory adjustments	22	(1)	1	—
Total expense recognized	$26	$8	$—	$—

	Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$23	$22	$3	$3
Interest cost	22	26	5	5
Expected return on assets	(37)	(29)	(8)	(9)
Amortization of:
Prior service cost	2	2	—	2
Actuarial loss (gain)	3	9	(2)	(1)
Net periodic benefit cost (credit)	13	30	(2)	—
Regulatory adjustments	28	(13)	2	—
Total expense recognized	$41	$17	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended September 30,
	2020	2019	2020	2019
Service cost	$20	$17	$3	$3
Interest cost	22	23	7	6
Expected return on assets	(27)	(24)	(11)	(14)
Amortization of:
Prior service cost (credit)	2	2	(1)	(1)
Actuarial loss (gain)	6	3	(1)	(2)
Net periodic benefit cost (credit)	23	21	(3)	(8)
Regulatory adjustments	15	4	3	8
Total expense recognized	$38	$25	$—	$—

	Nine months ended September 30,
	2020	2019	2020	2019
Service cost	$64	$51	$10	$9
Interest cost	66	68	19	20
Expected return on assets	(81)	(71)	(32)	(43)
Amortization of:
Prior service cost (credit)	6	6	(2)	(2)
Actuarial loss (gain)	19	14	(5)	(6)
Net periodic benefit cost (credit)	74	68	(10)	(22)
Regulatory adjustments	3	(17)	10	22
Total expense recognized	$77	$51	$—	$—

Benefit Plan Contributions
The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2020.

BENEFIT PLAN CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Contributions through September 30, 2020:
Pension plans	$202	$39	$76
Other postretirement benefit plans	6	1	1
Total expected contributions in 2020:
Pension plans	$298	$54	$155
Other postretirement benefit plans	8	1	1

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $469 million and $488 million at September 30, 2020 and December 31, 2019, respectively.

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

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator for continuing operations:
Income from continuing operations, net of income tax	$428	$653	$1,823	$1,570
Earnings attributable to noncontrolling interests	(22)	(52)	(191)	(121)
Preferred dividends	(48)	(36)	(121)	(107)
Preferred dividends of subsidiary	—	—	(1)	(1)
Earnings from continuing operations attributable to common shares for basic EPS	358	565	1,510	1,341
Add back dividends for dilutive mandatory convertible preferred stock(1)	—	26	—	—
Earnings from continuing operations attributable to common shares for diluted EPS	$358	$591	$1,510	$1,341

Numerator for discontinued operations:
(Loss) income from discontinued operations, net of income tax	$(7)	$256	$1,850	$292
Earnings attributable to noncontrolling interests	—	(8)	(10)	(25)
(Losses) earnings from discontinued operations attributable to common shares	$(7)	$248	$1,840	$267

Numerator for earnings:
Earnings attributable to common shares for basic EPS	$351	$813	$3,350	$1,608
Add back dividends for dilutive mandatory convertible preferred stock(1)	—	26	—	—
Earnings attributable to common shares for diluted EPS	$351	$839	$3,350	$1,608

Denominator:
Weighted-average common shares outstanding for basic EPS(2)	289,490	277,360	291,771	275,684
Dilutive effect of stock options and RSUs(3)	1,092	1,636	1,164	1,381
Dilutive effect of common shares sold forward	—	3,555	—	2,744
Dilutive effect of mandatory convertible preferred stock	—	13,238	—	—
Weighted-average common shares outstanding for diluted EPS	290,582	295,789	292,935	279,809

Basic EPS:
Earnings from continuing operations	$1.23	$2.04	$5.17	$4.86
(Losses) earnings from discontinued operations	$(0.02)	$0.89	$6.31	$0.97
Earnings	$1.21	$2.93	$11.48	$5.83

Diluted EPS:
Earnings from continuing operations	$1.23	$2.00	$5.15	$4.79
(Losses) earnings from discontinued operations	$(0.02)	$0.84	$6.28	$0.95
Earnings	$1.21	$2.84	$11.43	$5.74
(1)    In the three months ended September 30, 2019, due to the dilutive effect of our series A preferred stock, the numerator used to calculate diluted EPS includes an add-back of dividends declared on our series A preferred stock.
(2)    Includes 535 and 618 average fully vested RSUs held in our Deferred Compensation Plan for the three months ended September 30, 2020 and 2019, respectively, and 536 and 615 of such RSUs for the nine months ended September 30, 2020 and 2019, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(3)    Due to market fluctuations of both Sempra Energy common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and nine months ended September 30, 2020 excludes 142,100 and 204,426 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. The computation of diluted EPS for the three months and nine months ended September 30, 2019 excludes zero and 107,042, respectively, of such potentially dilutive shares. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from the forward sale of our common stock pursuant to forward sale agreements that we entered into in 2018 and fully settled by the end of 2019 is reflected in our diluted EPS calculation using the treasury stock method until settlement. After settlement, those shares are included in weighted-average common shares outstanding for basic EPS.
The potentially dilutive impact from mandatory convertible preferred stock is calculated under the if-converted method. The computation of diluted EPS for the three months and nine months ended September 30, 2020 excludes 19,292,641 potentially dilutive shares and for the three months and nine months ended September 30, 2019 excludes 4,219,350 and 17,457,000 potentially dilutive shares, respectively, because to include them would be antidilutive for those periods. However, these shares could potentially dilute basic EPS in the future.
Pursuant to our Sempra Energy share-based compensation plans, the compensation committee of Sempra Energy’s board of directors granted 154,860 nonqualified stock options that vest over a three-year period, 265,236 performance-based RSUs and 163,475 service-based RSUs in the nine months ended September 30, 2020, primarily in January.
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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended September 30, 2020 and 2019
Sempra Energy Consolidated(2):
Balance as of June 30, 2020	$(83)	$(361)	$(98)	$(542)
OCI before reclassifications	6	14	(7)	13
Amounts reclassified from AOCI	—	4	12	16
Net OCI(3)	6	18	5	29
Balance as of September 30, 2020	$(77)	$(343)	$(93)	$(513)

Balance as of June 30, 2019	$(518)	$(213)	$(117)	$(848)
OCI before reclassifications	(91)	(41)	(7)	(139)
Amounts reclassified from AOCI	—	4	5	9
Net OCI	(91)	(37)	(2)	(130)
Balance as of September 30, 2019	$(609)	$(250)	$(119)	$(978)
SDG&E:
Balance as of June 30, 2020 and September 30, 2020			$(12)	$(12)

Balance as of June 30, 2019 and September 30, 2019			$(11)	$(11)
SoCalGas:
Balance as of June 30, 2020 and September 30, 2020		$(13)	$(9)	$(22)

Balance as of June 30, 2019		$(14)	$(6)	$(20)
Amounts reclassified from AOCI		1	—	1
Net OCI		1	—	1
Balance as of September 30, 2019		$(13)	$(6)	$(19)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.
(2)    Includes discontinued operations in 2019.
(3)    Total AOCI includes $5 million associated with purchases of NCI, which we discuss below in “Other Noncontrolling Interests – Sempra Mexico,” and which does not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Nine months ended September 30, 2020 and 2019
Sempra Energy Consolidated(2):
Balance as of December 31, 2019	$(607)	$(215)	$(117)	$(939)
OCI before reclassifications(3)	(115)	(153)	(5)	(273)
Amounts reclassified from AOCI(3)	645	25	29	699
Net OCI(4)	530	(128)	24	426
Balance as of September 30, 2020	$(77)	$(343)	$(93)	$(513)

Balance as of December 31, 2018	$(564)	$(82)	$(118)	$(764)
Adoption of ASU 2018-02	—	(25)	(17)	(42)
OCI before reclassifications(3)	(45)	(153)	(13)	(211)
Amounts reclassified from AOCI(3)	—	10	29	39
Net OCI	(45)	(143)	16	(172)
Balance as of September 30, 2019	$(609)	$(250)	$(119)	$(978)
SDG&E:
Balance as of December 31, 2019			$(16)	$(16)
Amounts reclassified from AOCI(3)			4	4
Net OCI			4	4
Balance as of September 30, 2020			$(12)	$(12)

Balance as of December 31, 2018			$(10)	$(10)
Adoption of ASU 2018-02			(2)	(2)
Amounts reclassified from AOCI			1	1
Net OCI			1	1
Balance as of September 30, 2019			$(11)	$(11)
SoCalGas:
Balance as of December 31, 2019		$(13)	$(10)	$(23)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of September 30, 2020		$(13)	$(9)	$(22)

Balance as of December 31, 2018		$(12)	$(8)	$(20)
Adoption of ASU 2018-02		(2)	(2)	(4)
Amounts reclassified from AOCI(3)		1	4	5
Net OCI		1	4	5
Balance as of September 30, 2019		$(13)	$(6)	$(19)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.
(2)    Includes discontinued operations.
(3)    Pension and Other Postretirement Benefits and Total AOCI include $3 million in transfers of liabilities from SDG&E to Sempra Energy in 2020 and $4 million in transfers of liabilities from SoCalGas to Sempra Energy in 2019 related to the nonqualified pension plans.
(4)    Total AOCI includes $5 million associated with purchases of NCI, which we discuss below in “Other Noncontrolling Interests – Sempra Mexico,” and which does not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended September 30,
	2020	2019
Sempra Energy Consolidated:
Financial instruments:
Interest rate and foreign exchange instruments(1)	$3	$1	Interest Expense
	(4)	5	Other Income (Expense), Net
Interest rate and foreign exchange instruments	5	2	Equity Earnings
Total before income tax	4	8
	—	(2)	Income Tax Expense
Net of income tax	4	6
	—	(2)	Earnings Attributable to Noncontrolling Interests
	$4	$4
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$3	$3	Other Income (Expense), Net
Amortization of prior service cost	1	1	Other Income (Expense), Net
Settlement charges	13	4	Other Income (Expense), Net
Total before income tax	17	8
	(5)	(3)	Income Tax Expense
Net of income tax	$12	$5

Total reclassifications for the period, net of tax	$16	$9
SDG&E:
Financial instruments:
Interest rate instruments(1)	$—	$1	Interest Expense
	—	(1)	Earnings Attributable to Noncontrolling Interest
Total reclassifications for the period, net of tax	$—	$—
SoCalGas:
Financial instruments:
Interest rate instruments	$—	$1	Interest Expense
Total reclassifications for the period, net of tax	$—	$1
(1)    Amounts in 2019 include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Nine months ended September 30,
	2020	2019
Sempra Energy Consolidated:
Foreign currency translation adjustments	$645	$—	(Loss) Income from Discontinued Operations, Net of Income Tax

Financial instruments:
Interest rate and foreign exchange instruments(1)	$7	$2	Interest Expense
	33	—	Other Income (Expense), Net
Interest rate instruments	—	10	(Loss) Gain on Sale of Assets
Interest rate and foreign exchange instruments	6	3	Equity Earnings
Foreign exchange instruments	(2)	1	Revenues: Energy-Related Businesses
	(1)	—	Other Income (Expense), Net
Total before income tax	43	16
	(12)	(3)	Income Tax Expense
Net of income tax	31	13
	(6)	(3)	Earnings Attributable to Noncontrolling Interests
	$25	$10
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$6	$7	Other Income (Expense), Net
Amortization of actuarial loss	6	—	(Loss) Income from Discontinued Operations, Net of Income Tax
Amortization of prior service cost	3	2	Other Income (Expense), Net
Settlement charges	22	26	Other Income (Expense), Net
Total before income tax	37	35
	(2)	—	(Loss) Income from Discontinued Operations, Net of Income Tax
	(9)	(10)	Income Tax Expense
Net of income tax	$26	$25

Total reclassifications for the period, net of tax	$696	$35
SDG&E:
Financial instruments:
Interest rate instruments(1)	$—	$3	Interest Expense
	—	(3)	Earnings Attributable to Noncontrolling Interest
	$—	$—
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$1	Other Income, Net

Total reclassifications for the period, net of tax	$1	$1
SoCalGas:
Financial instruments:
Interest rate instruments	$—	$1	Interest Expense
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$—	Other Income, Net

Total reclassifications for the period, net of tax	$1	$1
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
Sempra Energy Series C Preferred Stock
On June 19, 2020, we issued 900,000 shares of our 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C (series C preferred stock) in a registered public offering at a price to the public of $1,000 per share and received net proceeds of $889 million after deducting the underwriting discount and equity issuance costs of $11 million. We used the net proceeds for working capital and other general corporate purposes, including the repayment of indebtedness.
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
Dividends
Dividends on the series C preferred stock, when, as and if declared by our board of directors or an authorized committee thereof, are payable in cash, on a cumulative basis, semi-annually in arrears beginning on October 15, 2020. Dividends on the series C preferred stock will be cumulative:
▪whether or not we have earnings;
▪whether or not the payment of such dividends is then permitted under California law;
▪whether or not such dividends are authorized or declared; and
▪whether or not any agreements to which we are a party prohibit the current payment of dividends, including any agreement relating to our indebtedness.

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
Ranking
The series C preferred stock ranks, with respect to dividend rights and distribution rights upon our liquidation, winding-up or dissolution:
▪senior to our common stock and each other class or series of our capital stock established in the future, unless the terms of such capital stock expressly provide otherwise;
▪on parity with our outstanding series A preferred stock and series B preferred stock and each class or series of our capital stock established in the future if the terms of such capital stock provide that it ranks on parity with the series C preferred stock;
•junior to each class or series of our capital stock established in the future, if the terms of such capital stock provide that it ranks senior to the series C preferred stock;
▪junior to our existing and future indebtedness and other liabilities; and
•structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries and capital stock of our subsidiaries held by third parties.
Settlement of Sempra Energy Common Stock Forward Sale Agreements
In the third quarter of 2019, we received $728 million (net of underwriting discounts of $13 million) from the settlement of 7,156,185 shares of our common stock at a forward sale price of $101.74 related to our January 2018 offering. We provide additional information regarding the common stock offering in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy Common Stock Repurchases
On September 11, 2007, our board of directors authorized the repurchase of shares of our common stock, provided that the amounts spent for such purpose do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares. On July 1, 2020, we entered into an ASR program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The total number of shares purchased was determined by dividing the $500 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of July 2, 2020 through August 4, 2020, minus a fixed discount. The program was completed on August 4, 2020 with an aggregate of 4,089,375 shares of Sempra Energy common stock repurchased at an average price of $122.27 per share. Following the completion of the ASR program, the aggregate dollar amount authorized by the September 11, 2007 share repurchase authorization was exhausted.
On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25 million shares. No shares have been repurchased under this authorization.
SoCalGas Preferred Stock
The preferred stock at SoCalGas is presented at Sempra Energy as a NCI. Sempra Energy records charges against income related to NCI for preferred dividends declared by SoCalGas. We provide additional information regarding preferred stock in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.
Other Noncontrolling Interests
SDG&E
As we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report, on August 23, 2019, SDG&E and Sempra Energy deconsolidated Otay Mesa VIE after SDG&E determined that it was no longer the primary beneficiary of the VIE.
Sempra Mexico
In the nine months ended September 30, 2020, IEnova repurchased 57,547,381 shares of its outstanding common stock held by NCI for $167 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.6% at December 31, 2019 to 69.2% at September 30, 2020. Since October 1, 2020, IEnova repurchased a total of 19,575,399 shares for $64 million.
In the nine months ended September 30, 2019, IEnova repurchased 2,620,000 shares of its outstanding common stock held by NCI for $10 million resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5% at December 31, 2018 to 66.6% at September 30, 2019.
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
Sempra LNG
In March 2020, Sempra LNG purchased for $7 million the 24.6% minority interest in Liberty Gas Storage LLC, which owns 100% of LA Storage, LLC, increasing Sempra LNG’s ownership in Liberty Gas Storage LLC to 100%. Prior to the purchase, the minority partner converted $22 million in notes payable due from Sempra LNG to equity. As a result of the purchase, we recorded an increase in Sempra Energy’s shareholders’ equity of $2 million for the difference between the carrying value and fair value related to the change in ownership.
In February 2019, Sempra LNG purchased for $20 million the 9.1% minority interest in Bay Gas immediately prior to the sale of 100% of Bay Gas.
Sempra LNG and IEnova are jointly developing a proposed natural gas liquefaction project at the site of IEnova’s existing ECA LNG Regasification terminal. Sempra LNG consolidates the proposed ECA LNG JV liquefaction project. Thus, Sempra Energy’s NCI in IEnova’s 50% interest in the proposed project is reported at Sempra LNG.

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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity (deficit) held by noncontrolling interests
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Sempra Mexico:
IEnova	30.8%	33.4%	$1,586	$1,608
IEnova subsidiaries(1)	17.5	10.0 – 46.3	7	15
Sempra LNG:
Liberty Gas Storage LLC	—	24.6	—	(13)
ECA LNG JV	15.4	16.7	15	12
Parent and other:
PXiSE Energy Solutions, LLC	20.0	20.0	—	1
Discontinued Operations:
Chilquinta Energía subsidiaries(1)	—	19.7 – 43.4	—	23
Luz del Sur	—	16.4	—	205
Tecsur	—	9.8	—	5
Total Sempra Energy			$1,608	$1,856
(1)    IEnova and Chilquinta Energía have subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	September 30, 2020	December 31, 2019
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current, net of negligible allowance for credit losses at September 30, 2020(1)(2)	$46	$32

Total due from unconsolidated affiliates – noncurrent – Sempra Mexico – IMG JV – Note due March 15, 2022, net of allowance for credit losses of $3 at September 30, 2020(2)(3)	$617	$742

Total due to various unconsolidated affiliates – current	$(6)	$(5)

Sempra Mexico(2):
TAG Pipelines Norte, S. de. R.L. de C.V.:
Note due December 20, 2021(4)	$(41)	$(39)
5.5% Note due January 9, 2024(5)	(67)	—
TAG JV – 5.74% Note due December 17, 2029(5)	(163)	(156)
Total due to unconsolidated affiliates – noncurrent	$(271)	$(195)
SDG&E:
SoCalGas	$2	$—
Various affiliates	1	—
Total due from unconsolidated affiliates – current	$3	$—

Sempra Energy	$(56)	$(37)
SoCalGas	—	(10)
Various affiliates	(5)	(6)
Total due to unconsolidated affiliates – current	$(61)	$(53)

Income taxes due from Sempra Energy(6)	$25	$130
SoCalGas:
SDG&E	$—	$10
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$1	$11

Sempra Energy	$(49)	$(45)
SDG&E	(2)	—
Pacific Enterprises	(50)	—
Various affiliates	—	(2)
Total due to unconsolidated affiliates – current	$(101)	$(47)

Income taxes due from Sempra Energy(6)	$20	$152
(1)    Amount at September 30, 2020 includes $25 million of outstanding principal and a negligible amount of accrued interest receivable from a U.S. dollar-denominated loan from IEnova to ESJ at a variable interest rate based on 1-month LIBOR plus 196 bps (2.12% at September 30, 2020) with a maturity date of December 31, 2020. Pursuant to the agreement, if ESJ is unable to meet certain conditions for an expansion project by December 31, 2020, IEnova and ESJ have the option to convert the loan to a 10-year note.
(2)    Amounts include principal balances plus accumulated interest outstanding.
(3)    Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $641 million U.S. dollar-equivalent, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (6.75% at September 30, 2020), to finance construction of a natural gas marine pipeline. At September 30, 2020, $2 million of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current.
(4)    U.S. dollar-denominated loan at a variable interest rate based on 6-month LIBOR plus 290 bps (3.16% at September 30, 2020).
(5)     U.S. dollar-denominated loan at a fixed interest rate.
(6)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes revenues and cost of sales from unconsolidated affiliates.

REVENUES AND COST OF SALES FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Sempra Energy Consolidated	$9	$13	$31	$40
SDG&E	1	2	4	5
SoCalGas	23	16	61	50
Cost of Sales:
Sempra Energy Consolidated	$9	$12	$35	$40
SDG&E	17	16	56	56
SoCalGas	2	2	2	6
Guarantees
Sempra Energy has provided guarantees related to Cameron LNG JV, as we discuss in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME (EXPENSE), NET
Other Income (Expense), Net, on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$34	$25	$96	$69
Investment gains(1)	16	9	9	46
Gains (losses) on interest rate and foreign exchange instruments, net	19	(17)	(129)	7
Foreign currency transaction gains (losses), net(2)	15	(13)	(95)	(2)
Non-service component of net periodic benefit cost	(48)	(13)	(45)	(19)
Fine related to Energy Efficiency Program inquiry	(6)	—	(6)	—
Penalties related to billing practices OII	—	—	—	(8)
Interest on regulatory balancing accounts, net	—	4	13	9
Sundry, net	(1)	(2)	(6)	1
Total	$29	$(7)	$(163)	$103
SDG&E:
Allowance for equity funds used during construction	$21	$15	$61	$42
Non-service component of net periodic benefit (cost) credit	(18)	—	(15)	8
Fine related to Energy Efficiency Program inquiry	(6)	—	(6)	—
Interest on regulatory balancing accounts, net	—	4	8	10
Sundry, net	1	—	(1)	—
Total	$(2)	$19	$47	$60
SoCalGas:
Allowance for equity funds used during construction	$11	$9	$29	$25
Non-service component of net periodic benefit (cost) credit	(15)	(5)	(3)	9
Penalties related to billing practices OII	—	—	—	(8)
Interest on regulatory balancing accounts, net	—	—	5	(1)
Sundry, net	(3)	(3)	(10)	(7)
Total	$(7)	$1	$21	$18
(1)    Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes gains of $15 million and losses of $120 million in the three months and nine months ended September 30, 2020, respectively, and losses of $17 million and a negligible amount in the three months and nine months ended September 30, 2019, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG JV, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sempra Energy Consolidated:
Income tax expense from continuing operations	$99	$61	$60	$150

Income from continuing operations before income taxes and equity earnings	$201	$448	$1,061	$1,235
Equity earnings, before income tax(1)	117	17	158	24
Pretax income	$318	$465	$1,219	$1,259

Effective income tax rate	31%	13%	5%	12%
SDG&E:
Income tax expense	$33	$71	$161	$111
Income before income taxes	$211	$337	$794	$700
Effective income tax rate	16%	21%	20%	16%
SoCalGas:
Income tax (benefit) expense	$(6)	$35	$95	$50
(Loss) income before income taxes	$(30)	$178	$521	$488
Effective income tax rate	20%	20%	18%	10%
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
For SDG&E and SoCalGas, the CPUC requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income tax assets and liabilities are not recorded to deferred income tax expense, but rather to a regulatory asset or liability, which impacts the ETR. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the ETR. The following items are subject to flow-through treatment:
▪repairs expenditures related to a certain portion of utility plant fixed assets
▪the equity portion of AFUDC, which is non-taxable
▪a portion of the cost of removal of utility plant assets
▪utility self-developed software expenditures
▪depreciation on a certain portion of utility plant assets
▪state income taxes
The AFUDC related to equity recorded for regulated construction projects at Sempra Mexico has similar flow-through treatment.
We record income tax (expense) benefit from the transactional effects of foreign currency and inflation. Such effects are partially offset by net gains (losses) from foreign currency derivatives that are hedging Sempra Mexico parent’s exposure to movements in the Mexico peso from its controlling interest in IEnova.
In the nine months ended September 30, 2019, SDG&E and SoCalGas recorded income tax benefits of $31 million and $38 million, respectively, from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.

Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses and we completed the sales in the second quarter of 2020, as we discuss in Note 5. Prior to this decision, our repatriation estimate excluded post-2017 earnings and other basis differences related to our South American businesses. Because of our decision to sell our South American businesses, we no longer assert indefinite reinvestment of these basis differences. Accordingly, in the nine months ended September 30, we recorded the following income tax impacts from changes in outside basis differences in our discontinued operations in South America:
▪$89 million income tax benefit in 2019 primarily related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses. The amount is comprised of $103 million of income tax expense recorded in the first quarter of 2019, which was then reduced by $192 million in the third quarter of 2019 as a result of a change in the anticipated structure of the sale; and
▪$7 million income tax benefit in 2020 compared to $32 million income tax expense in 2019 related to changes in outside basis differences from earnings and foreign currency effects since January 25, 2019.
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
ASU 2019-12, “Simplifying the Accounting for Income Taxes”: ASU 2019-12 simplifies certain areas of accounting for income taxes. In addition to other changes, this standard amends ASC 740, “Income Taxes,” as follows:
▪removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, including discontinued operations or other comprehensive income;

▪simplifies the recognition of deferred taxes related to basis differences as a result of ownership changes in investments;
▪specifies an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and
▪requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual ETR computation in the interim period that includes the enactment date.
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
ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”: ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. In addition to other changes, this standard amends ASC 470-20, “Debt with Conversion and Other Options,” by removing the accounting models for instruments with beneficial conversion features and cash conversion features. The standard also amends ASC 260, “Earnings Per Share,” as follows:
▪requires an entity to apply the if-converted method when calculating diluted EPS for convertible instruments and no longer use the treasury stock method, which was previously allowed for certain convertible instruments;
▪requires an entity to include the effect of potential share settlement in the diluted EPS calculation when an instrument may be settled in cash or shares, and no longer allows an entity to rebut the presumption of share settlement if it has a history or policy of cash settlement;
▪requires an entity to include equity-classified convertible preferred stock that contains down-round features whereby, if the down-round feature is triggered, its effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS;
▪clarifies that the average market price should be used to calculate the diluted EPS denominator when the exercise price or the number of shares that may be issued is variable, except for certain contingently issuable shares; and
▪clarifies that the weighted-average share count from each quarter should be used when calculating the year-to-date weighted-average share count.
For public entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2020. An entity can use either a full or modified retrospective approach to adopt ASU 2020-06 and must disclose, in the period of adoption, EPS transition information about the effect of the change on affected per-share amounts. We are currently evaluating the effect of the standard on our ongoing financial reporting and have not yet selected the year in which we will adopt the standard.

NOTE 3. REVENUES
We discuss revenue recognition for revenues from contracts with customers and from sources other than contracts with customers in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

In connection with the COVID-19 pandemic, the California Utilities and the CPUC have implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for residential and small business customers, waiving late payment fees for business customers, and offering flexible payment plans for customers experiencing difficulty paying their electric or gas bills. Additional measures could be mandated or voluntarily implemented in the future. Under the regulatory compact applicable to the California Utilities, including decoupling of rates, recovery of uncollectible expenses, and other recovery mechanisms potentially available, which we discuss in Note 4, the California Utilities have continued to recognize revenues under ASC 606, “Revenue from Contracts with Customers,” in the three months and nine months ended September 30, 2020.
The following table disaggregates our revenues from contracts with customers by major service line and market and provides a reconciliation to total revenues by segment. The majority of our revenue is recognized over time.

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra LNG	Consolidating adjustments and Parent and Other	Sempra Energy Consolidated
	Three months ended September 30, 2020
By major service line:
Utilities	$1,301	$813	$12	$—	$(25)	$2,101
Energy-related businesses	—	—	244	35	(32)	247
Revenues from contracts with customers	$1,301	$813	$256	$35	$(57)	$2,348

By market:
Gas	$126	$813	$159	$33	$(54)	$1,077
Electric	1,175	—	97	2	(3)	1,271
Revenues from contracts with customers	$1,301	$813	$256	$35	$(57)	$2,348

Revenues from contracts with customers	$1,301	$813	$256	$35	$(57)	$2,348
Utilities regulatory revenues	171	29	—	—	—	200
Other revenues	—	—	95	28	(27)	96
Total revenues	$1,472	$842	$351	$63	$(84)	$2,644

	Nine months ended September 30, 2020
By major service line:
Utilities	$3,610	$3,261	$42	$—	$(66)	$6,847
Energy-related businesses	—	—	616	56	(40)	632
Revenues from contracts with customers	$3,610	$3,261	$658	$56	$(106)	$7,479

By market:
Gas	$518	$3,261	$439	$51	$(98)	$4,171
Electric	3,092	—	219	5	(8)	3,308
Revenues from contracts with customers	$3,610	$3,261	$658	$56	$(106)	$7,479

Revenues from contracts with customers	$3,610	$3,261	$658	$56	$(106)	$7,479
Utilities regulatory revenues	366	(14)	—	—	—	352
Other revenues	—	—	277	199	(108)	368
Total revenues	$3,976	$3,247	$935	$255	$(214)	$8,199

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra Renewables	Sempra LNG	Consolidating adjustments and Parent and other	Sempra Energy Consolidated
	Three months ended September 30, 2019
By major service line:
Utilities	$1,370	$765	$14	$—	$—	$(18)	$2,131
Energy-related businesses	—	—	242	—	50	(40)	252
Revenues from contracts with customers	$1,370	$765	$256	$—	$50	$(58)	$2,383

By market:
Gas	$100	$765	$171	$—	$48	$(55)	$1,029
Electric	1,270	—	85	—	2	(3)	1,354
Revenues from contracts with customers	$1,370	$765	$256	$—	$50	$(58)	$2,383

Revenues from contracts with customers	$1,370	$765	$256	$—	$50	$(58)	$2,383
Utilities regulatory revenues	57	210	—	—	—	—	267
Other revenues	—	—	101	—	50	(43)	108
Total revenues	$1,427	$975	$357	$—	$100	$(101)	$2,758

	Nine months ended September 30, 2019
By major service line:
Utilities	$3,604	$3,170	$56	$—	$—	$(56)	$6,774
Energy-related businesses	—	—	701	5	139	(113)	732
Revenues from contracts with customers	$3,604	$3,170	$757	$5	$139	$(169)	$7,506

By market:
Gas	$441	$3,170	$527	$—	$134	$(160)	$4,112
Electric	3,163	—	230	5	5	(9)	3,394
Revenues from contracts with customers	$3,604	$3,170	$757	$5	$139	$(169)	$7,506

Revenues from contracts with customers	$3,604	$3,170	$757	$5	$139	$(169)	$7,506
Utilities regulatory revenues	62	(28)	—	—	—	—	34
Other revenues	—	—	301	5	188	(148)	346
Total revenues	$3,666	$3,142	$1,058	$10	$327	$(317)	$7,886

Remaining Performance Obligations
For contracts greater than one year, at September 30, 2020, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such remaining performance obligations at September 30, 2020.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
2020 (excluding first nine months of 2020)	$88	$1
2021	388	4
2022	406	4
2023	407	4
2024	348	4
Thereafter	4,712	71
Total revenues to be recognized	$6,349	$88
(1)    Excludes intercompany transactions.
Contract Balances from Revenues from Contracts with Customers
Activities within Sempra Energy’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the nine months ended September 30, 2020 and 2019.

CONTRACT LIABILITIES
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
Balance at January 1, 2020	$(163)	$(91)
Revenue from performance obligations satisfied during reporting period	3	3
Balance at September 30, 2020(1)	$(160)	$(88)
Balance at January 1, 2019	$(70)	$—
Revenue from performance obligations satisfied during reporting period	1	—
Payments received in advance	(95)	(92)
Balance at September 30, 2019	$(164)	$(92)
(1)     Includes $4 million and $4 million in Other Current Liabilities and $156 million and $84 million in Deferred Credits and Other on the Sempra Energy and SDG&E Condensed Consolidated Balance Sheets, respectively.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	September 30, 2020	December 31, 2019
Sempra Energy Consolidated:
Accounts receivable – trade, net	$962	$1,163
Accounts receivable – other, net	13	16
Due from unconsolidated affiliates – current(1)	3	5
Total	$978	$1,184
SDG&E:
Accounts receivable – trade, net	$462	$398
Accounts receivable – other, net	9	5
Due from unconsolidated affiliates – current(1)	3	2
Total	$474	$405
SoCalGas:
Accounts receivable – trade, net	$422	$710
Accounts receivable – other, net	4	11
Total	$426	$721
(1)     Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

NOTE 4. REGULATORY MATTERS
We discuss regulatory matters in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report and provide updates to those discussions and information about new regulatory matters below.
REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	September 30, 2020	December 31, 2019

SDG&E:
Fixed-price contracts and other derivatives	$(21)	$8
Deferred income taxes refundable in rates	(20)	(108)
Pension and other postretirement benefit plan obligations	72	103
Removal obligations	(2,131)	(2,056)
Environmental costs	43	45
Sunrise Powerlink fire mitigation	120	121
Regulatory balancing accounts(1)(2)
Commodity – electric	173	102
Gas transportation	15	22
Safety and reliability	74	77
Public purpose programs	(146)	(124)
2019 GRC retroactive impacts	70	111
Other balancing accounts	284	106
Other regulatory assets (liabilities), net(2)	25	(153)
Total SDG&E	(1,442)	(1,746)
SoCalGas:
Deferred income taxes refundable in rates	(125)	(203)
Pension and other postretirement benefit plan obligations	370	400
Employee benefit costs	44	44
Removal obligations	(698)	(728)
Environmental costs	37	40
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(118)	(118)
Safety and reliability	358	295
Public purpose programs	(349)	(273)
2019 GRC retroactive impacts	252	400
Other balancing accounts	(116)	(7)
Other regulatory assets (liabilities), net(2)	46	(101)
Total SoCalGas	(299)	(251)
Sempra Mexico:
Deferred income taxes recoverable in rates	83	83
Other regulatory assets	1	6
Total Sempra Energy Consolidated	$(1,657)	$(1,908)
(1)    At September 30, 2020 and December 31, 2019, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $127 million and $108 million, respectively, and for SoCalGas was $291 million and $500 million, respectively.
(2)    Includes regulatory assets earning a return.

CALIFORNIA UTILITIES
COVID-19 Pandemic Protections Memorandum Account
In March 2020, the CPUC required that all energy companies under its jurisdiction, including the California Utilities, take action to implement several emergency customer protection measures to support California customers in light of the COVID-19 pandemic. The customer protection measures, which are mandatory for all residential and small business customers, are effective from March 2020, will continue for up to one year, and may be extended by the CPUC. In June 2020, the CPUC approved disaster relief plans covering residential and small business customers affected by the COVID-19 pandemic that were submitted by each of the California Utilities. Each of the California Utilities also was authorized to establish a CPPMA to track and request recovery of incremental costs associated with complying with residential and small business customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from these customers’ failure to pay. The California Utilities expect to pursue recovery in rates of the costs recorded to the CPPMA in a future CPUC proceeding, which recovery is not assured.
Arrearage Management Payment Plan
In June 2020, the CPUC issued a decision to adopt certain customer protections to reduce residential customer disconnections and improve reconnection processes, including, among other things, imposing limitations on service disconnections, elimination of deposit requirements and reconnection fees, establishment of the AMP that provides successfully participating, income-qualified residential customers with relief from outstanding utility bill amounts, and increased outreach and marketing efforts. The decision allows each of the California Utilities to establish a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills, including as a result of the relief from outstanding utility bill amounts provided under the AMP. The California Utilities may also request, at a future date, to transfer any such costs from the CPPMA to this new balancing account.
CPUC General Rate Case
The CPUC uses GRC proceedings to set rates designed to allow the California Utilities to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
2019 General Rate Case
As we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, in September 2019, the CPUC issued the 2019 GRC FD, which was effective retroactively to January 1, 2019. In the third quarter of 2019, SDG&E and SoCalGas recorded the retroactive after-tax earnings impact of $36 million and $84 million, respectively, for the first quarter of 2019 and $30 million and $46 million, respectively, for the second quarter of 2019.
The 2019 GRC FD approved SDG&E’s and SoCalGas’ test year revenues for 2019 and attrition year adjustments for 2020 and 2021. In January 2020, the CPUC issued a final decision implementing a four-year GRC cycle for California IOUs. The California Utilities were directed to file a petition for modification to revise their 2019 GRC to add two additional attrition years, resulting in a transitional five-year GRC period (2019-2023). The California Utilities filed the petition in April 2020 and requested authorization of their post-test year ratemaking mechanism for two additional years. We have requested an increase in the revenue requirement for SDG&E and SoCalGas of approximately $95 million and $155 million, respectively, for 2022, and $96 million and $137 million, respectively, for 2023, reflecting certain adjustments. These amounts include revenues for both O&M and capital cost attrition. In June 2020, the CPUC issued a ruling to further clarify the issues for review in the California Utilities’ petition, which are mainly whether the proposed revenue requirements and mechanisms for the two proposed additional attrition years are just and reasonable. In September 2020, the California Utilities filed a status report to summarize positions on how impacts of the COVID-19 pandemic should be incorporated into the proposed attrition rates. The California Utilities proposed to continue with the adopted attrition mechanism using the second quarter 2020 Global Insight utility cost forecast, which incorporates impacts of the COVID-19 pandemic. Intervenors have proposed other alternatives, including using escalation factors based on the Consumer Price Index. The procedural schedule provides for a proposed decision in the fourth quarter of 2020.
The 2019 GRC FD clarified that differences between incurred and forecasted income tax expense due to forecasting differences are not subject to tracking in the income tax expense memorandum account beginning in 2019. SDG&E and SoCalGas previously recorded regulatory liabilities, inclusive of interest, associated with the 2016 through 2018 tracked forecasting differences of $86 million and $89 million, respectively. In April 2020, the CPUC confirmed treatment of the two-way income tax expense memorandum account for these 2016 through 2018 balances, at which time the California Utilities released these regulatory liability balances to revenues and regulatory interest.

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
The CCM benchmark rates for SDG&E and SoCalGas are the basis of comparison to determine if future measurement periods “trigger” the CCM. For the 12 months ended September 2020, the first “CCM Period,” the trigger did not occur for SDG&E or SoCalGas. The trigger occurs if the change in the applicable average Moody’s utility bond index relative to the CCM benchmark is larger than plus or minus 1.000%. Accordingly, if a change of more than plus or minus 1.000% occurs, SDG&E’s, SoCalGas’, or both utilities’ authorized ROE would be adjusted, upward or downward, by one half of the difference between the CCM benchmark and the 12-month average determined during the CCM Period. In addition, the authorized recovery rate for the California Utilities’ cost of debt and preferred equity would be adjusted to their respective actual weighted-average cost, with no change to the authorized capital structure. In the event of a CCM trigger, the CCM benchmark is also re-established. These adjustments would become effective in authorized rates on January 1 of the year following the CCM trigger. The next CCM Period is from October 2020 to September 2021.
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
Pursuant to the CPUC ruling, intervenors representing ratepayers have questioned SDG&E’s management of the program and alleged that certain program expenditures did not benefit the purpose of the program. As a result of the inquiry, SDG&E voluntarily expanded its review to include the program year 2019. Based on this review and discussions with intervenors, SDG&E concluded that some concessions were appropriate, which include refunding certain costs and certain performance-based incentives to customers and incurring a fine. Accordingly, in the three months and nine months ended September 30, 2020, SDG&E reduced revenues by $36 million and $51 million, respectively, and recorded a fine of $6 million in Other (Expense) Income, Net, on the SDG&E and Sempra Energy Condensed Consolidated Statements of Operations. The after-tax impact for the three months and nine months ended September 30, 2020 was $29 million and $44 million, respectively. In October 2020, SDG&E executed a settlement agreement with intervenors consistent with these concessions. CPUC approval of the settlement agreement is required.

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
STIH’s acquisition of the 1% interest was the subject of a lawsuit filed in the Delaware Court of Chancery by the owners of the remaining 99% ownership interest in TTHC. STIH purchased its 1% interest in TTHC in February 2020 after the Delaware Court of Chancery decided, among other things, that STIH’s right to purchase the 1% interest was superior to that of the remaining owners of TTHC. The remaining owners appealed that decision and, in May 2020, the Delaware Supreme Court reversed the Delaware Court of Chancery’s ruling and remanded the case back to the Delaware Court of Chancery. In September 2020, the Delaware Court of Chancery ordered, among other things, the rescission of STIH’s purchase of the 1% interest in TTHC. The parties have complied with the court’s order and Sempra Energy’s indirect ownership in Oncor has returned to 80.25%. We received a full refund of the purchase price from Hunt in September 2020 and have fully unwound the acquisition.
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
DIVESTITURES
Sempra Renewables
In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments to AEP for $569 million, net of transaction costs, and recorded a $61 million ($45 million after tax and NCI) gain, which is included in (Loss) Gain on Sale of Assets on Sempra Energy’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2019.

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
On June 24, 2020, we completed the sale of our equity interests in our Chilean businesses, including our 100% interest in Chilquinta Energía and Tecnored and our 50% interest in Eletrans, to State Grid International Development Limited for cash proceeds of $2,216 million, net of transaction costs and as adjusted for post-closing adjustments, and recorded a pretax gain of $628 million ($248 million after tax).
In the three months and nine months ended September 30, 2020, the pretax gains from the sales of our South American businesses are included in (Loss) Gain on Sale of Discontinued Operations in the table below and the after-tax gains are included in (Loss) Income from Discontinued Operations, Net of Income Tax, on the Sempra Energy Condensed Consolidated Statements of Operations.
Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020(1)	2019	2020(2)	2019
Revenues	$—	$398	$570	$1,222
Cost of sales	—	(249)	(364)	(765)
(Loss) gain on sale of discontinued operations	(16)	—	2,899	—
Operating expenses	—	(38)	(66)	(123)
Interest and other	—	(3)	(3)	(12)
Income before income taxes and equity earnings	(16)	108	3,036	322
Income tax benefit (expense)	9	148	(1,186)	(32)
Equity earnings	—	—	—	2
(Loss) income from discontinued operations, net of income tax	(7)	256	1,850	292
Earnings attributable to noncontrolling interests	—	(8)	(10)	(25)
(Losses) earnings from discontinued operations attributable to common shares	$(7)	$248	$1,840	$267
(1)    Represents post-closing adjustments related to the sale of our equity interests in our Chilean businesses.
(2)    Results include activity until deconsolidation of our Peruvian businesses on April 24, 2020 and Chilean businesses on June 24, 2020.

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

As a result of the sales of our South American businesses, in the second quarter of 2020, we reclassified $645 million of cumulative foreign currency translation losses from AOCI to (Loss) Gain on Sale of Discontinued Operations, which is included in (Loss) Income from Discontinued Operations, Net of Income Tax, on the Sempra Energy Condensed Consolidated Statements of Operations.

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
In the nine months ended September 30, 2020, Sempra Energy contributed $209 million to Oncor Holdings, and Oncor Holdings distributed to Sempra Energy $220 million in dividends.
In the nine months ended September 30, 2019, Sempra Energy contributed $1,236 million to Oncor Holdings, which includes $1,067 million to fund Oncor’s May 2019 acquisition of interests in InfraREIT and certain acquisition-related expenses, which we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report. In the nine months ended September 30, 2019, Oncor Holdings distributed to Sempra Energy $162 million in dividends.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating revenues	$1,232	$1,211	$3,394	$3,268
Operating expenses	(819)	(787)	(2,387)	(2,319)
Income from operations	413	424	1,007	949
Interest expense	(102)	(97)	(305)	(276)
Income tax expense	(50)	(53)	(115)	(106)
Net income	255	261	557	511
Noncontrolling interest held by TTI	(50)	(52)	(111)	(102)
Earnings attributable to Sempra Energy	205	209	446	409
SEMPRA LNG
Cameron LNG JV
In the nine months ended September 30, 2020, Sempra LNG contributed $54 million to Cameron LNG JV, and Cameron LNG JV distributed to Sempra LNG dividends of $209 million and a distribution in the form of a return of investment of $803 million.
In the nine months ended September 30, 2019, Sempra LNG invested cash of $77 million in Cameron LNG JV and, prior to commencing commercial operations in August 2019, Sempra LNG capitalized $32 million of interest related to its investment in Cameron LNG JV.
As of September 30, 2020, Sempra Energy has provided guarantees aggregating a maximum of $4.0 billion with an aggregate carrying value of $1 million, which is included in Other Current Liabilities on the Sempra Energy Condensed Consolidated Balance Sheet associated with Cameron LNG JV’s debt obligations. We discuss these guarantees in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Support Agreement for CFIN
In July 2020, CFIN entered into a financing arrangement with Cameron LNG JV’s four project owners and received aggregate proceeds of $1.5 billion from two project owners and from external lenders on behalf of the other two project owners (collectively, the affiliate loans), based on their proportionate ownership interest in Cameron LNG JV. CFIN used the proceeds from the affiliate loans to provide a loan to Cameron LNG JV. The affiliate loans mature in 2039. Principal and interest will be paid from Cameron LNG JV’s project cash flows from its three-train natural gas liquefaction facility. Cameron LNG JV used the proceeds from its loan to return equity to its project owners. Sempra Energy used its $753 million share of the proceeds for working capital and other general corporate purposes, including the repayment of indebtedness.
Sempra Energy’s $753 million proportionate share of the affiliate loans, based on its 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of eight banks (the bank debt) to whom Sempra Energy has provided a guarantee pursuant to a Support Agreement. Under the terms of the Support Agreement, Sempra Energy has severally guaranteed repayment of the bank debt plus accrued and unpaid interest if CFIN fails to pay the external lenders. Additionally, the external lenders may exercise an option to put the bank debt to Sempra Energy on every one-year anniversary of the closing of the affiliate loans, as well as upon the occurrence of certain events, including a failure by CFIN to meet its payment obligations under the bank debt. In addition, some or all of the bank debt will be transferred by each external lender back to Sempra Energy on the five-year anniversary of the affiliate loans, unless the external lenders elect to waive their transfer rights six months prior to the five-year anniversary of the affiliate loans. Sempra Energy also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time. The Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Energy. In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra Energy’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra LNG will recognize as interest income as earned. Sempra Energy’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At September 30, 2020, the fair value of the Support Agreement was $6 million, which is included in Other Current Assets on the Sempra Energy Condensed Consolidated Balance Sheet.
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

NOTE 7. DEBT AND CREDIT FACILITIES
LINES OF CREDIT
Primary U.S. Committed Lines of Credit
At September 30, 2020, Sempra Energy Consolidated had an aggregate capacity of $6.7 billion in four primary U.S. committed lines of credit, which provide liquidity and support commercial paper. The principal terms of these committed lines of credit, which expire in May 2024, are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
September 30, 2020
Total facility(1)
Sempra Energy(2)	$1,250
Sempra Global	3,185
SDG&E(3)	1,500
SoCalGas(3)	750
Total	$6,685
(1)    All amounts are unused and available as of September 30, 2020.
(2)    The facility also provides for issuance of $200 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra Energy has the right to increase the letter of credit commitment up to $500 million. No letters of credit were outstanding at September 30, 2020.
(3)    The facility also provides for issuance of $100 million of letters of credit on behalf of the borrowing utility with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the borrowing utility has the right to increase the letter of credit commitment up to $250 million. No letters of credit were outstanding at September 30, 2020.

Sempra Energy, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At September 30, 2020, each entity was in compliance with this ratio and all other financial covenants under its respective credit facility.

Foreign Committed Lines of Credit
IEnova has additional general-purpose credit facilities aggregating $1.8 billion at September 30, 2020. The principal terms of these credit facilities are described below.

FOREIGN COMMITTED LINES OF CREDIT
(U.S. dollar equivalent in millions)
	September 30, 2020
Expiration date of facility	Total facility	Amounts outstanding	Available unused credit
February 2024(1)	$1,500	$(492)	$1,008
September 2021(2)	280	(280)	—
Total	$1,780	$(772)	$1,008
(1)    Five-year revolving credit facility with a syndicate of 10 lenders. Borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 80 bps.
(2)    Two-year revolving credit facility with The Bank of Nova Scotia. Borrowings may be made for up to two years from September 23, 2019 in U.S. dollars. Borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 54 bps.

In addition to its committed lines of credit, IEnova had a three-year $100 million uncommitted revolving credit facility with Scotiabank Inverlat S.A. that was canceled in October 2020. At September 30, 2020, available unused credit on this line was $100 million. In October 2020, IEnova entered into a three-year $20 million uncommitted revolving credit facility with Scotiabank Inverlat S.A. (borrowings may be made in either U.S. dollars or Mexican pesos) and a three-year $100 million uncommitted revolving credit facility with The Bank of Nova Scotia (borrowings can only be made in U.S. dollars).
Letters of Credit
Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At September 30, 2020, we had approximately $560 million in standby letters of credit outstanding under these agreements.
TERM LOANS
In March 2020 and April 2020, Sempra Energy borrowed a total of $1,599 million, net of $1 million of debt discounts and issuance costs, under a 364-day term loan, which had a maturity date of March 16, 2021 with an option to extend the maturity date to September 16, 2021, subject to receiving the consent of the lenders. Sempra Energy used the proceeds from the term loan to repay borrowings on its committed lines of credit and for other general corporate purposes. This term loan was repaid in full in September 2020.
In March 2020, SDG&E borrowed $200 million under a 364-day term loan, which has a maturity date of March 18, 2021 with an option to extend the maturity date to September 17, 2021, subject to receiving the consent of the lenders. Borrowings bear interest at benchmark rates plus 80 bps (0.95% at September 30, 2020). The term loan provides SDG&E with additional liquidity outside of its committed line of credit. SDG&E classified this term loan as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis by issuing long-term debt. At September 30, 2020, this term loan was included in Current Portion of Long-Term Debt and Finance Leases on SDG&E’s Condensed Consolidated Balance Sheet.
WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on the total short-term debt at September 30, 2020 and December 31, 2019 were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	September 30, 2020	December 31, 2019
Sempra Energy Consolidated	0.93%	2.31%
SDG&E	N/A	1.97
SoCalGas	N/A	1.86

LONG-TERM DEBT
SDG&E
In September 2020, SDG&E issued $800 million of 1.70% first mortgage bonds maturing in 2030 and received proceeds of $792 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). SDG&E intends to use a portion of the proceeds from the offering to repay approximately $250 million of debt, prior to its scheduled maturity. As a result, this amount was classified as Current Portion of Long-Term Debt and Finance Leases on the SDG&E and Sempra Energy Condensed Consolidated Balance Sheets at September 30, 2020. SDG&E intends to use the remaining proceeds for general corporate purposes, including repayment of commercial paper.
In April 2020, SDG&E issued $400 million of 3.32% first mortgage bonds maturing in 2050 and received proceeds of $395 million (net of debt discount, underwriting discounts and debt issuance costs of $5 million). SDG&E used $200 million of the proceeds from the offering to repay line of credit borrowings, and the remaining proceeds for working capital and other general corporate purposes.
SoCalGas
In September 2020, SoCalGas issued $300 million of senior unsecured floating rate notes maturing in 2023 and received proceeds of $298 million (net of underwriting discounts and debt issuance costs of $2 million). The notes bear interest at a per annum rate equal to the 3-month LIBOR rate (or, under certain circumstances, a benchmark replacement rate), reset quarterly, plus 35 bps. SoCalGas may, at its option, redeem some or all of the floating rate notes at any time on or after March 14, 2021 at a redemption price equal to 100% of the principal amount of, plus accrued and unpaid interest on, the notes being redeemed. SoCalGas intends to use the proceeds from the offering for general corporate purposes, including repayment of commercial paper.
In January 2020, SoCalGas issued $650 million of 2.55% first mortgage bonds maturing in 2030 and received proceeds of $643 million (net of debt discount, underwriting discounts and debt issuance costs of $7 million). SoCalGas used the proceeds from the offering to repay outstanding commercial paper and for other general corporate purposes.
Sempra Mexico
In September 2020, IEnova offered and sold in a private placement $800 million of 4.75% senior unsecured notes maturing in 2051 and received proceeds of $770 million (net of debt discount, underwriting discounts and debt issuance costs of $30 million). IEnova used the proceeds from the offering to repay line of credit borrowings and for other general corporate purposes.
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

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments primarily to manage exposures arising in the normal course of business. Our principal exposures are commodity market risk, benchmark interest rate risk and foreign exchange rate exposures. Our use of derivatives for these risks is integrated into the economic management of our anticipated revenues, anticipated expenses, assets and liabilities. Derivatives may be effective in mitigating these risks (1) that could lead to declines in anticipated revenues or increases in anticipated expenses, or (2) that could cause our asset values to fall or our liabilities to increase. Accordingly, our derivative activity summarized below generally represents an impact that is intended to offset associated revenues, expenses, assets or liabilities that are not included in the tables below.

In certain cases, we apply the normal purchase or sale exception to derivative instruments and have other commodity contracts that are not derivatives. These contracts are not recorded at fair value and are therefore excluded from the disclosures below.
In all other cases, we record derivatives at fair value on the Condensed Consolidated Balance Sheets. We have derivatives that are (1) cash flow hedges, (2) fair value hedges, or (3) undesignated. Depending on the applicability of hedge accounting and, for the California Utilities and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in OCI (cash flow hedges), on the balance sheet (regulatory offsets), or recognized in earnings (fair value hedges and undesignated derivatives not subject to rate recovery). We classify cash flows from the principal settlements of cross-currency swaps that hedge exposure related to Mexican peso-denominated debt as financing activities and settlements of other derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.
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
ENERGY DERIVATIVES
Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business, as follows:
▪The California Utilities use natural gas and electricity derivatives, for the benefit of customers, with the objective of managing price risk and basis risks, and stabilizing and lowering natural gas and electricity costs. These derivatives include fixed-price natural gas and electricity positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments, or bilateral physical transactions. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the CPUC. Natural gas and electricity derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.
▪SDG&E is allocated and may purchase CRRs, which serve to reduce the regional electricity price volatility risk that may result from local transmission capacity constraints. Unrealized gains and losses do not impact earnings, as they are offset by regulatory account balances. Realized gains and losses associated with CRRs, which are recoverable in rates, are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.
▪Sempra Mexico and Sempra LNG may use natural gas and electricity derivatives, as appropriate, to optimize the earnings of their assets which support the following businesses: LNG, natural gas transportation and storage, and power generation. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Energy-Related Businesses Cost of Sales on the Condensed Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges. Sempra Mexico may also use natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations.
▪From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel and greenhouse gas allowances.

The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	September 30, 2020	December 31, 2019
Sempra Energy Consolidated:
Natural gas	MMBtu	19	32
Electricity	MWh	2	2
Congestion revenue rights	MWh	43	48
SDG&E:
Natural gas	MMBtu	23	37
Electricity	MWh	1	2
Congestion revenue rights	MWh	43	48
SoCalGas:
Natural gas	MMBtu	—	2
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
The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	September 30, 2020		December 31, 2019
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges	$1,500	2020-2034	$1,445	2020-2034
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

The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	September 30, 2020		December 31, 2019
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$306	2020-2023	$306	2020-2023
Other foreign currency derivatives	1,341	2020-2022	1,796	2020-2021
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2020
	Other current assets(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments	$6	$2	$(22)	$(188)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	13	—	(22)	—
Associated offsetting foreign exchange instruments	(13)	—	13	—
Commodity contracts not subject to rate recovery	102	7	(114)	(7)
Associated offsetting commodity contracts	(100)	(4)	100	4
Commodity contracts subject to rate recovery	17	84	(32)	(29)
Associated offsetting commodity contracts	(2)	—	2	—
Net amounts presented on the balance sheet	23	89	(75)	(220)
Additional cash collateral for commodity contracts not subject to rate recovery	41	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	24	—	—	—
Total(2)	$88	$89	$(75)	$(220)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$14	$84	$(26)	$(29)
Associated offsetting commodity contracts	(2)	—	2	—
Net amounts presented on the balance sheet	12	84	(24)	(29)
Additional cash collateral for commodity contracts subject to rate recovery	22	—	—	—
Total(2)	$34	$84	$(24)	$(29)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$3	$—	$(6)	$—
Net amounts presented on the balance sheet	3	—	(6)	—
Additional cash collateral for commodity contracts subject to rate recovery	2	—	—	—
Total	$5	$—	$(6)	$—
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

The table below includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI:

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax (loss) gain reclassified from AOCI into earnings
	Three months ended September 30,			Three months ended September 30,
	2020	2019	Location	2020	2019
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$14	$(7)	Interest Expense(1)	$(3)	$(1)
			Other Income (Expense), Net	4	(5)
Interest rate and foreign exchange instruments	24	(62)	Equity Earnings	(5)	(2)
Foreign exchange instruments	(2)	1
Total	$36	$(68)		$(4)	$(8)
SDG&E:
Interest rate instruments(1)	$—	$—	Interest Expense(1)	$—	$(1)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$—	$(1)

	Nine months ended September 30,			Nine months ended September 30,
	2020	2019	Location	2020	2019
Sempra Energy Consolidated:
Interest rate and foreign exchange instruments(1)	$(73)	$(25)	Interest Expense(1)	$(7)	$(2)
			Other Income (Expense), Net	(33)	—
Interest rate instruments	—	—	(Loss) Gain on Sale of Assets	—	(10)
Interest rate and foreign exchange instruments	(166)	(222)	Equity Earnings	(6)	(3)
Foreign exchange instruments	14	(3)	Revenues: Energy- Related Businesses	2	(1)
			Other Income (Expense), Net	1	—
Total	$(225)	$(250)		$(43)	$(16)
SDG&E:
Interest rate instruments(1)	$—	$(1)	Interest Expense(1)	$—	$(3)
SoCalGas:
Interest rate instruments	$—	$—	Interest Expense	$—	$(1)
(1)    Amounts in 2019 include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE. On August 14, 2019, Otay Mesa Energy Center LLC paid in full its variable-rate loan and terminated its interest rate swaps.

For Sempra Energy Consolidated, we expect that net losses of $72 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at September 30, 2020 is approximately 14 years for Sempra Energy Consolidated. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 19 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Three months ended September 30,		Nine months ended September 30,
	Location	2020	2019	2020	2019
Sempra Energy Consolidated:
Foreign exchange instruments	Other Income (Expense), Net	$15	$(12)	$(97)	$7
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	(39)	(8)	25	9
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	41	18	41	(7)
Commodity contracts subject to rate recovery	Cost of Natural Gas	—	(3)	(6)	(1)
Total		$17	$(5)	$(37)	$8
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$41	$18	$41	$(7)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$—	$(3)	$(6)	$(1)
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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at September 30, 2020 and December 31, 2019 was $8 million and $21 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a net liability position at September 30, 2020 and December 31, 2019 was $7 million and $4 million, respectively. At September 30, 2020, if the credit ratings of Sempra Energy or SoCalGas were reduced below investment grade, $8 million and $7 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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

RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2020 and December 31, 2019. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2019.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis in the tables below include the following (other than a $5 million investment at December 31, 2019, measured at net asset value):
▪Nuclear decommissioning trusts reflect the assets of SDG&E’s NDT, excluding cash balances. A third-party trustee values the trust assets using prices from a pricing service based on a market approach. We validate these prices by comparison to prices from other independent data sources. Securities are valued using quoted prices listed on nationally recognized securities exchanges or based on closing prices reported in the active market in which the identical security is traded (Level 1). Other securities are valued based on yields that are currently available for comparable securities of issuers with similar credit ratings (Level 2).
▪For commodity contracts, interest rate derivatives and foreign exchange instruments, we primarily use a market or income approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). Level 3 recurring items relate to CRRs and long-term, fixed-price electricity positions at SDG&E, as we discuss below in “Level 3 Information – SDG&E.”
▪Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both September 30, 2020 and December 31, 2019.
▪As we discuss in Note 6, in July 2020, Sempra Energy entered into a Support Agreement for the benefit of CFIN. We measure the Support Agreement, which includes a guarantee obligation, a put option and a call option, net of related guarantee fees, at fair value on a recurring basis. We use a discounted cash flow model to value the Support Agreement, net of related guarantee fees. Because some of the inputs that are significant to the valuation are less observable, the Support Agreement is classified as Level 3, as we describe below in “Level 3 Information – Sempra LNG.”

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$382	$7	$—	$389
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26	23	—	49
Municipal bonds	—	335	—	335
Other securities	—	271	—	271
Total debt securities	26	629	—	655
Total nuclear decommissioning trusts(1)	408	636	—	1,044
Interest rate and foreign exchange instruments	—	8	—	8
Commodity contracts not subject to rate recovery	—	5	—	5
Effect of netting and allocation of collateral(2)	41	—	—	41
Commodity contracts subject to rate recovery	9	4	86	99
Effect of netting and allocation of collateral(2)	18	—	6	24
Support Agreement, net of related guarantee fees	—	—	6	6
Total	$476	$653	$98	$1,227

Liabilities:
Interest rate and foreign exchange instruments	$—	$219	$—	$219
Commodity contracts not subject to rate recovery	—	17	—	17
Commodity contracts subject to rate recovery	—	6	53	59
Total	$—	$242	$53	$295

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$503	$6	$—	$509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	549	525	—	1,074
Interest rate and foreign exchange instruments	—	24	—	24
Commodity contracts not subject to rate recovery	—	11	—	11
Effect of netting and allocation of collateral(2)	43	—	—	43
Commodity contracts subject to rate recovery	5	8	95	108
Effect of netting and allocation of collateral(2)	11	8	6	25
Total	$608	$576	$101	$1,285

Liabilities:
Interest rate and foreign exchange instruments	$—	$157	$—	$157
Commodity contracts not subject to rate recovery	—	17	—	17
Commodity contracts subject to rate recovery	14	4	67	85
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$178	$67	$245
(1)    Excludes cash and cash equivalents.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$382	$7	$—	$389
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	26	23	—	49
Municipal bonds	—	335	—	335
Other securities	—	271	—	271
Total debt securities	26	629	—	655
Total nuclear decommissioning trusts(1)	408	636	—	1,044
Commodity contracts subject to rate recovery	9	1	86	96
Effect of netting and allocation of collateral(2)	16	—	6	22
Total	$433	$637	$92	$1,162

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$53	$53
Total	$—	$—	$53	$53

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$503	$6	$—	$509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	549	525	—	1,074
Commodity contracts subject to rate recovery	1	3	95	99
Effect of netting and allocation of collateral(2)	10	—	6	16
Total	$560	$528	$101	$1,189

Liabilities:
Commodity contracts subject to rate recovery	$14	$—	$67	$81
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$—	$67	$67
(1)    Excludes cash and cash equivalents.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$3	$—	$3
Effect of netting and allocation of collateral(1)	2	—	—	2
Total	$2	$3	$—	$5

Liabilities:
Commodity contracts subject to rate recovery	$—	$6	$—	$6
Total	$—	$6	$—	$6

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$4	$5	$—	$9
Effect of netting and allocation of collateral(1)	1	8	—	9
Total	$5	$13	$—	$18

Liabilities:
Commodity contracts subject to rate recovery	$—	$4	$—	$4
Total	$—	$4	$—	$4
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended September 30,
	2020	2019
Balance at July 1	$17	$176
Realized and unrealized losses	(4)	(24)
Allocated transmission instruments	1	—
Settlements	19	27
Balance at September 30	$33	$179
Change in unrealized gains (losses) relating to instruments still held at September 30	$7	$1
	Nine months ended September 30,
	2020	2019
Balance at January 1	$28	$179
Realized and unrealized losses	(18)	(32)
Allocated transmission instruments	2	—
Settlements	21	32
Balance at September 30	$33	$179
Change in unrealized gains (losses) relating to instruments still held at September 30	$(1)	$12
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2020	$19.45	to	$71.25	$38.14
2019	21.60	to	57.20	38.29
A significant increase (decrease) in market electricity forward prices would result in a significantly higher (lower) fair value. We summarize long-term, fixed-price electricity position volumes in Note 8.
Realized gains and losses associated with CRRs and long-term, fixed-price electricity positions, which are recoverable in rates, are recorded in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Because unrealized gains and losses are recorded as regulatory assets and liabilities, they do not affect earnings.
Sempra LNG
The table below sets forth a reconciliation of changes in the fair value of Sempra Energy’s Support Agreement for the benefit of CFIN classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated.

LEVEL 3 RECONCILIATION
(Dollars in millions)
Three months ended September 30, 2020
Balance at July 1	$—
Realized and unrealized gains(1)	7
Settlements	(1)
Balance at September 30(2)	$6
Change in unrealized gains (losses) relating to instruments still held at September 30	$6
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on the Sempra Energy Condensed Consolidated Statements of Operations.
(2)    Included in Other Current Assets on the Sempra Energy Condensed Consolidated Balance Sheets.

The fair value of the Support Agreement, net of related guarantee fees, is based on a discounted cash flow model using a probability of default and survival methodology. Our estimate of fair value considers inputs such as third-party default rates, credit ratings, recovery rates, and risk-adjusted discount rates, which may be readily observable, market corroborated or generally unobservable inputs. Because CFIN’s credit rating and related default and survival rates are unobservable inputs that are significant to the valuation, the Support Agreement, net of related guarantee fees, is classified as Level 3. We assigned CFIN an internally developed credit rating of A3 and relied on default rate data published by Moody’s to assign a probability of default. A hypothetical change in the credit rating up or down one notch would not result in a significant change in the fair value of the Support Agreement.
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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	September 30, 2020
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$620	$—	$649	$—	$649
Long-term amounts due to unconsolidated affiliates	271	—	280	—	280
Total long-term debt(2)	23,588	—	26,105	—	26,105
SDG&E:
Total long-term debt(3)	$6,505	$—	$7,481	$—	$7,481
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,573	$—	$5,573

	December 31, 2019
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$742	$—	$759	$—	$759
Long-term amounts due to unconsolidated affiliates	195	—	184	—	184
Total long-term debt(2)	21,247	—	22,638	26	22,664
SDG&E:
Total long-term debt(3)	$5,140	$—	$5,662	$—	$5,662
SoCalGas:
Total long-term debt(4)	$3,809	$—	$4,189	$—	$4,189
(1)    Before allowances for credit losses of $3 million at September 30, 2020.
(2)    Before reductions of unamortized discount and debt issuance costs of $263 million and $225 million at September 30, 2020 and December 31, 2019, respectively, and excluding finance lease obligations of $1,335 million and $1,289 million at September 30, 2020 and December 31, 2019, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $59 million and $48 million at September 30, 2020 and December 31, 2019, respectively, and excluding finance lease obligations of $1,278 million and $1,270 million at September 30, 2020 and December 31, 2019, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $41 million and $34 million at September 30, 2020 and December 31, 2019, respectively, and excluding finance lease obligations of $57 million and $19 million at September 30, 2020 and December 31, 2019, respectively.

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
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. We expect the majority of the decommissioning work to take 10 years after receipt of all the required permits. The coastal development permit, the last permit required to be obtained, was issued in October 2019. The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate this permit and to obtain injunctive relief to stop decommissioning work. In September 2020, the Samuel Lawrence Foundation filed another writ petition under the California Coastal Act in LA Superior Court seeking to set aside the California Coastal Commission’s July 2020 approval of the inspection and maintenance plan for the SONGS’ canisters and to obtain injunctive relief to stop decommissioning work. Major decommissioning work began in 2020 and has not been interrupted by the writ petitions filed by the Samuel Lawrence Foundation. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal, as we discuss below. SDG&E is responsible for approximately 20% of the total contract price.
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
In September 2020, the IRS and the U.S. Department of the Treasury published final regulations that clarify the definition of “nuclear decommissioning costs,” which are costs that may be paid for or reimbursed from a qualified trust fund. The final regulations adopted most of the provisions of the proposed regulations issued in December 2016. The final regulations apply to taxable years ending on or after September 4, 2020 and confirm that the definition of “nuclear decommissioning costs” includes amounts related to the storage of spent nuclear fuel at both on-site and off-site ISFSIs.
The final regulations also clarify that costs incurred for ISFSIs that may be or are expected to be reimbursed by the DOE may be paid or reimbursed from a qualified trust fund. Accordingly, the final regulations allow SDG&E the option to access qualified trust funds to recover spent fuel storage costs before Edison reaches final settlement with the DOE regarding the DOE’s reimbursement of these costs. Historically, the DOE’s reimbursements of spent fuel storage costs have not resulted in timely or complete recovery of these costs. We discuss the DOE’s responsibility for spent nuclear fuel below.

The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT. We provide additional fair value disclosures for the NDT in Note 9.

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At September 30, 2020:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$48	$1	$—	$49
Municipal bonds(2)	318	18	(1)	335
Other securities(3)	258	14	(1)	271
Total debt securities	624	33	(2)	655
Equity securities	147	254	(12)	389
Cash and cash equivalents	13	—	—	13
Total	$784	$287	$(14)	$1,057
At December 31, 2019:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$57	$—	$—	$57
Municipal bonds	270	12	—	282
Other securities	218	9	(1)	226
Total debt securities	545	21	(1)	565
Equity securities	176	339	(6)	509
Cash and cash equivalents	8	—	—	8
Total	$729	$360	$(7)	$1,082
(1)    Maturity dates are 2022-2050.
(2)    Maturity dates are 2020-2056.
(3)    Maturity dates are 2020-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$294	$231	$1,091	$728
Gross realized gains	9	5	108	18
Gross realized losses	(2)	(1)	(13)	(4)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
The present value of SDG&E’s ARO related to decommissioning costs for the SONGS units was $593 million at September 30, 2020. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2020 dollars is approximately $860 million.

U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL
Spent nuclear fuel from SONGS is currently stored on-site in an ISFSI licensed by the Nuclear Regulatory Commission. In October 2015, the California Coastal Commission approved Edison’s application to expand the ISFSI. The ISFSI expansion began construction in 2016 and the transfer of the spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018 and was completed in August 2020. The ISFSI will operate until 2049, when it is assumed that the DOE will have taken custody of all the SONGS spent fuel. The ISFSI would then be decommissioned, and the site restored to its original environmental state. Until then, SONGS owners are responsible for interim storage of spent nuclear fuel at SONGS.
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
As a result of updated coverage assessments, the SONGS owners have nuclear property damage insurance of $130 million, which exceeds the minimum federal requirements of $50 million. This insurance coverage is provided through NEIL. The NEIL policies have specific exclusions and limitations that can result in reduced coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $3.5 million of retrospective premiums based on overall member claims.
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
At September 30, 2020, loss contingency accruals for legal matters, including associated legal fees, that are probable and estimable were $444 million for Sempra Energy Consolidated, including $299 million for SoCalGas. Amounts for Sempra Energy Consolidated and SoCalGas include $273 million for matters related to the Aliso Canyon natural gas storage facility gas leak, which we discuss below.
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
Civil and Criminal Litigation. As of November 2, 2020, 394 lawsuits, including approximately 36,000 plaintiffs, are pending against SoCalGas related to the Leak, some of which have also named Sempra Energy. All these cases, other than a matter brought by the Los Angeles County District Attorney and the federal securities class action discussed below, are coordinated before a single court in the LA Superior Court for pretrial management.
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
Four shareholder derivative actions are also pending alleging breach of fiduciary duties against certain officers and certain directors of Sempra Energy and/or SoCalGas, three of which were joined in an Amended Consolidated Shareholder Derivative Complaint filed in February 2020.
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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak, which it later bifurcated into two phases. The first phase will consider whether SoCalGas violated California Public Utilities Code Section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the Safety Enforcement Division (SED) and Blade during the pre-formal investigation, and whether any of the mitigation proposed by Blade should be implemented to the extent not already done. In November 2019, SED, based largely on the Blade report, alleged a total of 330 violations, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. We expect hearings in the first phase of the OII to begin in the first quarter of 2021. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties or sanctions, if any, should be imposed for any violations, unreasonable or imprudent practices, or failure to sufficiently cooperate with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. SoCalGas is engaged in settlement discussions in connection with this proceeding.
In February 2017, the CPUC opened a proceeding pursuant to SB 380 to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility. Phase 2 of the proceeding, which will evaluate the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models, began in the first quarter of 2019. The CPUC is scheduled to issue its report for Phase 2 by March 31, 2021. In December 2019, the CPUC added a third phase of the proceeding to consider alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either 2027 or 2045.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At September 30, 2020, the Aliso Canyon natural gas storage facility had a net book value of $788 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
Cost Estimates, Accounting Impact and Insurance. SoCalGas has incurred significant costs for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At September 30, 2020, SoCalGas estimates these costs related to the Leak are $1,440 million (the cost estimate), which includes the $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $268 million is accrued as Reserve for Aliso Canyon Costs and $7 million is accrued in Deferred Credits and Other as of September 30, 2020 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
In the first quarter of 2020, SoCalGas recorded an accrual of $277 million, inclusive of estimated legal costs, of which $177 million was recorded in Insurance Receivable for Aliso Canyon Costs on the SoCalGas and Sempra Energy Condensed

Consolidated Balance Sheets and $100 million ($72 million after tax) was recorded in O&M on the SoCalGas and Sempra Energy Condensed Consolidated Statements of Operations related to settlement discussions in connection with the private plaintiffs’ actions described in “Civil and Criminal Litigation” above. SoCalGas continues to monitor and evaluate the status of the private plaintiffs’ actions and the OII described in “Regulatory Proceedings” above and, in the third quarter of 2020, recorded an additional accrual of $27 million ($22 million after tax) in O&M on SoCalGas’ and Sempra Energy’s Condensed Consolidated Statement of Operations. These accruals are included in the cost estimate that we describe above.
Except for the amounts paid or estimated to settle certain actions, as described in “Civil and Criminal Litigation” above, the cost estimate does not include all litigation, regulatory proceedings or regulatory costs to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, or civil, administrative or criminal fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
As of September 30, 2020, we recorded the expected recovery of the cost estimate related to the Leak of $504 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $775 million of insurance proceeds we received through September 30, 2020. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Sempra Mexico
Energía Costa Azul
IEnova has been engaged in a long-running land dispute relating to property adjacent to its ECA LNG Regasification facility that allegedly overlaps with land owned by the ECA LNG Regasification facility (the facility, however, is not situated on the land that is the subject of this dispute). A claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title and cause it to be registered. Both SEDATU and IEnova challenged the ruling due to lack of notification of the underlying process. In May 2019, a federal court in Mexico reversed the ruling and ordered a retrial.
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

Certain of these land disputes involve land on which portions of the proposed ECA LNG liquefaction facility are anticipated to be situated or on which portions of the ECA LNG Regasification facility that would be necessary for the operation of the proposed ECA LNG liquefaction facility are situated.
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
In September 2020, parties claiming a property interest in the land on which the ECA LNG Regasification facility is situated and the proposed ECA LNG liquefaction facility is anticipated to be situated filed an administrative proceeding with the Municipality of Ensenada against the construction permit for the construction of the proposed liquefaction export projects at the ECA LNG Regasification facility. The construction permit has been suspended pending resolution of the claim and the ECA LNG Regasification facility and ECA LNG JV are contesting the validity of the claim.
In May 2020, the two third-party capacity customers at the ECA LNG Regasification facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn (and expects to continue to draw) on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute. IEnova will avail itself of its available claims, defenses and remedies in the arbitration proceeding. Gazprom has since replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement. In October 2020, IEnova was informed by Gazprom of its consent to join the arbitration proceeding initiated by Shell Mexico against the ECA LNG Regasification facility and is awaiting the formalization of Gazprom’s recognition as a claimant party in such arbitration. IEnova intends to enforce its rights in the arbitration process, seeking to dismiss the customers’ claims. Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions. In October 2020, Shell Mexico’s request to stay CRE’s approval was denied and, subsequently, Shell Mexico filed an appeal of that decision.
One or more unfavorable final decisions on these disputes or challenges, could materially and adversely affect our existing natural gas regasification operations and proposed LNG liquefaction projects at the site of the ECA LNG Regasification facility.
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
Following the start of commercial operations of the Guaymas-El Oro segment, IEnova reported damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory that has made that section inoperable since August 2017 and, as a result, IEnova declared a force majeure event. In 2017, an appellate court ruled that the scope of the 2016 suspension order encompassed the wider Yaqui territory, which has prevented IEnova from making repairs to put the pipeline back in service. In July 2019, a federal district court ruled in favor of IEnova and held that the Yaqui tribe was properly consulted and that consent from the Yaqui tribe was properly received. Representatives of the Bácum community appealed this decision, causing the suspension order preventing IEnova from repairing the damage to the Guaymas-El Oro segment of the Sonora pipeline in the Yaqui territory to remain in place until the appeals process is exhausted.
IEnova exercised its rights under the contract, which included seeking force majeure payments for the two-year period such force majeure payments were required to be made, which ended in August 2019.
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when IEnova and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. Subsequently, IEnova and the CFE agreed to extend the service start date to May 15, 2020 and then again to September 15, 2020. In the third quarter of 2020, the parties agreed to further extend the service start date to March 14, 2021. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by March 14, 2021 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits.
If IEnova is unable to make such repairs and resume operations in the Guaymas-El Oro segment of the Sonora pipeline within this time frame or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment. At September 30, 2020, the Guaymas-El Oro segment of the Sonora pipeline had a net book value of $446 million. The Sasabe-Puerto Libertad-Guaymas segment of the Sonora pipeline remains in full operation and is not impacted by these developments.
Regulatory Actions by the Mexican Government that Impact Renewable Energy Facilities
In April 2020, Mexico’s CENACE issued an order that it claims would safeguard Mexico’s national power grid from interruptions that may be caused by renewable energy projects. The main provision of the order suspends all legally mandated pre-operative testing that would be needed for new renewable energy projects to commence operations and prevents such projects from connecting to the national power grid until further notice. IEnova’s renewable energy projects affected by the order filed for legal protection through amparo claims (constitutional protection lawsuits) and, in June 2020, received injunctive relief until the claims are resolved by the courts.
In May 2020, Mexico’s SENER published a resolution to establish guidelines intended to guarantee the security and reliability of the national grid’s electricity supply by reducing the threat that it claims is caused by clean, intermittent energy. The resolution includes the following key elements:
▪provides non-renewable electricity generation facilities, primarily non-renewable power plants, preferential access or easier access to Mexico’s national power grid, while increasing restrictions on access to the grid by renewable energy facilities;
▪grants the CRE and CENACE broad authority to approve or deny permits and interconnection requests by producers of renewable energy; and
▪imposes restrictive measures on the renewable energy sector, including requiring all permits and interconnection agreements to include an early termination clause in the event the renewable energy project fails to make certain additional improvements, at the request of the CRE or CENACE, in accordance with a specific schedule.
IEnova’s renewable energy projects, including those in construction and in service, filed amparo claims against the SENER resolution in June 2020 and received injunctive relief in July 2020. In addition, in June 2020, COFECE, Mexico’s antitrust regulator, filed a complaint with Mexico’s Supreme Court against the SENER resolution. COFECE’s complaint was upheld by the court and, pending the court’s final ruling, the decision suspends indefinitely the resolution.
In May 2020, the CRE approved an update to the transmission rates included in legacy renewables and cogeneration energy contracts, based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of IEnova’s renewables’ facilities are currently holders of contracts with such legacy rates, and any increases in the transmission rates would be passed through directly to their customers. IEnova filed amparo claims for its affected facilities and, in August 2020, was granted injunctive relief.
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
In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar and Border Solar (two of IEnova’s projects currently in construction) and the Ventika wind power generation facilities are holders of legacy self-supply permits and are impacted by the Offtaker Resolution. If IEnova is not able to obtain legal protection for these impacted facilities, IEnova expects it will sell capacity affected by the Offtaker Resolution into the spot market. Currently, prices in the spot market are significantly lower than the fixed prices in the PPAs that were entered into through self-supply permits. IEnova is evaluating the legal procedures to challenge the Offtaker Resolution.
Other Litigation
RBS Sempra Commodities
Sempra Energy holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. RBS, now NatWest Markets plc, our partner in the JV, paid an assessment of £86 million (approximately $138 million in U.S. dollars) in October 2014 to HMRC for denied VAT refund claims filed in connection with the purchase of carbon credit allowances by RBS SEE, a subsidiary of RBS Sempra Commodities. RBS SEE has since been sold to J.P. Morgan Chase & Co. and later to Mercuria Energy Group, Ltd. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid on certain carbon credit purchases during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. After paying the assessment, RBS filed a Notice of Appeal of the assessment with the First-Tier Tribunal. Trial on the matter, which could include the assessment of a penalty of up to 100% of the claimed amount, is scheduled to begin in June 2021.
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $58 million in U.S. dollars at September 30, 2020), plus costs and interest. In October 2020, the High Court of Justice issued an order granting the Defendants permission to appeal its March 2020 judgment to the Court of Appeal, and the Defendants have filed an application for such appeal.
Although the final outcome of both the High Court of Justice case and First-Tier Tribunal case remains uncertain, we recorded $100 million in equity losses from our investment in RBS Sempra Commodities in Equity Earnings on the Sempra Energy Condensed Consolidated Statement of Operations in the nine months ended September 30, 2020, which represents an estimate of our obligations to settle pending tax matters and related legal costs.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra Energy are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of November 2, 2020, 275 such lawsuits are pending with 182 such lawsuits having been served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. We anticipate additional lawsuits will be filed. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra Energy’s cash flows, financial condition and results of operations.

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

SUPPLEMENTAL NONCASH INFORMATION
(Dollars in millions)
	Nine months ended September 30, 2020
	Sempra Energy Consolidated	SDG&E	SoCalGas
Increase in operating lease obligations for right-of-use assets	$24	$—	$4
Increase in finance lease obligations for investment in PP&E	72	26	46
	Nine months ended September 30, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas
Increase in operating lease obligations for right-of-use assets	$571	$147	$117
Increase in finance lease obligations for investment in PP&E	27	12	15
Lessor Accounting
Sempra Mexico is a lessor for certain of its natural gas and ethane pipelines, compressor stations and LPG storage facilities.
Generally, we recognize operating lease income on a straight-line basis over the lease term and evaluate the underlying asset for impairment. Certain of our leases contain rate adjustments or are based on foreign currency exchange rates that may result in lease payments received that vary in amount from one period to the next.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA ENERGY
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed lease payments	$48	$51	$145	$150
Variable lease payments	1	—	1	6
Total revenues from operating leases(1)	$49	$51	$146	$156

Depreciation expense	$10	$10	$29	$29
(1)     Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first nine months of 2020 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
Natural Gas Contracts
SoCalGas’ minimum purchase obligations for natural gas have increased by $54 million since December 31, 2019 primarily due to new purchase obligations entered into in the first nine months of 2020. Net future payments are expected to increase by $11 million in 2020, $43 million in 2021 and decrease by negligible amounts thereafter compared to December 31, 2019.
SoCalGas’ interstate pipeline capacity agreement commitments have increased by $597 million since December 31, 2019 primarily due to new capacity agreements entered into in the first nine months of 2020, which replace existing or expiring agreements. Net future payments are expected to decrease by $90 million in 2020, and increase by $17 million in 2021, $88 million in 2022, $100 million in 2023, $90 million in 2024 and $392 million thereafter compared to December 31, 2019.
Sempra LNG’s natural gas contracts and natural gas storage and transportation commitments have increased by $567 million since December 31, 2019, primarily from entering into new storage and transportation contracts in the first nine months of 2020. We expect future payments to decrease by $44 million in 2020, and increase by $73 million in 2021, $38 million in 2022, $34 million in 2023, $30 million in 2024 and $436 million thereafter compared to December 31, 2019.
LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA LNG Regasification facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2020 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG. At September 30, 2020, we expect the commitment amount to decrease by $238 million in 2020, increase by $94 million in 2021, increase by $40 million in 2022, increase by $7 million in 2023, decrease by $12 million in 2024 and decrease by $56 million thereafter (through contract termination in 2029) compared to December 31, 2019, reflecting changes in estimated forward prices since December 31, 2019 and actual transactions for the first nine months of 2020. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.

NOTE 12. SEGMENT INFORMATION
We have five separately managed reportable segments, as follows:
▪SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.
▪SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.
▪Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, and western and panhandle regions of Texas; and our indirect, 50% interest in Sharyland Holdings, which owns Sharyland Utilities L.L.C., a regulated electric transmission and distribution utility serving customers near the Texas-Mexico border. As we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, we acquired our investment in Sharyland Holdings in May 2019.
▪Sempra Mexico develops, owns and operates, or holds interests in, natural gas, electric, LNG, LPG, ethane and liquid fuels infrastructure, and has marketing operations for the purchase of LNG and the purchase and sale of natural gas in Mexico.
▪Sempra LNG develops projects for the export of LNG, holds an interest in a facility for the export of LNG, owns and operates natural gas pipelines, and buys, sells and transports natural gas through its marketing operations, all within the U.S. and Mexico. In February 2019, we completed the sale of our natural gas storage assets at Mississippi Hub and Bay Gas.
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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUES
SDG&E	$1,472	$1,427	$3,976	$3,666
SoCalGas	842	975	3,247	3,142
Sempra Mexico	351	357	935	1,058
Sempra Renewables	—	—	—	10
Sempra LNG	63	100	255	327
All other	—	1	1	1
Adjustments and eliminations	2	(2)	—	(3)
Intersegment revenues(1)	(86)	(100)	(215)	(315)
Total	$2,644	$2,758	$8,199	$7,886
INTEREST EXPENSE
SDG&E	$103	$106	$307	$311
SoCalGas	39	36	119	104
Sempra Mexico	31	30	95	89
Sempra Renewables	—	—	—	3
Sempra LNG	8	11	39	18
All other	93	117	304	336
Intercompany eliminations	(10)	(21)	(46)	(64)
Total	$264	$279	$818	$797
INTEREST INCOME
SDG&E	$1	$1	$2	$3
SoCalGas	—	—	2	1
Sempra Mexico	14	20	47	58
Sempra Renewables	—	—	—	11
Sempra LNG	25	15	65	45
All other	—	1	3	2
Intercompany eliminations	(13)	(15)	(43)	(56)
Total	$27	$22	$76	$64
DEPRECIATION AND AMORTIZATION
SDG&E	$200	$196	$598	$571
SoCalGas	165	154	486	449
Sempra Mexico	47	46	141	136
Sempra LNG	2	2	7	7
All other	4	4	10	11
Total	$418	$402	$1,242	$1,174
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$33	$71	$161	$111
SoCalGas	(6)	35	95	50
Sempra Mexico	92	—	(161)	116
Sempra Renewables	—	—	—	4
Sempra LNG	18	(2)	59	4
All other	(38)	(43)	(94)	(135)
Total	$99	$61	$60	$150
EQUITY EARNINGS (LOSSES)
Equity earnings (losses), before income tax:
Sempra Texas Utilities	$1	$—	$1	$1
Sempra Renewables	—	—	—	5
Sempra LNG	116	17	257	19
All other	—	—	(100)	(1)
	117	17	158	24
Equity earnings, net of income tax:
Sempra Texas Utilities	208	212	457	418
Sempra Mexico	1	37	207	43
	209	249	664	461
Total	$326	$266	$822	$485

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$178	$263	$633	$582
SoCalGas	(24)	143	425	437
Sempra Texas Utilities	209	212	458	419
Sempra Mexico	50	84	302	214
Sempra Renewables	—	—	—	59
Sempra LNG	71	2	207	13
Discontinued operations	(7)	248	1,840	267
All other	(126)	(139)	(515)	(383)
Total	$351	$813	$3,350	$1,608
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$1,323	$1,071
SoCalGas			1,345	1,019
Sempra Mexico			443	420
Sempra Renewables			—	2
Sempra LNG			196	74
All other			6	4
Total			$3,313	$2,590

			September 30, 2020	December 31, 2019
ASSETS
SDG&E			$22,421	$20,560
SoCalGas			17,943	17,077
Sempra Texas Utilities			12,063	11,619
Sempra Mexico			10,730	9,938
Sempra LNG			3,643	3,901
Discontinued operations			—	3,958
All other			2,398	749
Intersegment receivables			(1,976)	(2,137)
Total			$67,222	$65,665
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities			$12,063	$11,619
Sempra Mexico			920	741
Sempra LNG			433	1,256
All other			1	6
Total			$13,417	$13,622
(1)    Revenues for reportable segments include intersegment revenues of $1 million, $23 million, $12 million and $50 million for the three months ended September 30, 2020; $4 million, $61 million, $69 million and $81 million for the nine months ended September 30, 2020; $1 million, $16 million, $29 million and $54 million for the three months ended September 30, 2019; and $4 million, $50 million, $89 million and $172 million for the nine months ended September 30, 2019 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto and “Part II – Item 1A. Risk Factors” contained in this report, and the Consolidated Financial Statements and the Notes thereto, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A” contained in the Annual Report.

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
We provide additional information about discontinued operations in Note 5 of the Notes to Condensed Consolidated Financial Statements and about our reportable segments in Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1. Business” in the Annual Report.
This report includes information for the following separate registrants:
▪Sempra Energy and its consolidated entities;
▪SDG&E and its consolidated VIE (until deconsolidation of Otay Mesa VIE in August 2019); and
▪SoCalGas.
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
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:
▪the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;
▪the Condensed Consolidated Financial Statements and related Notes of SDG&E and its VIE (until deconsolidation of Otay Mesa VIE in August 2019); and
▪the Condensed Financial Statements and related Notes of SoCalGas.

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:
▪Overall results of operations of Sempra Energy;
▪Segment results;
▪Significant changes in revenues, costs and earnings; and
▪Impact of foreign currency and inflation rates on our results of operations.

OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY
In the three months ended September 30, 2020, we reported earnings of $351 million and diluted EPS of $1.21 compared to earnings of $813 million and diluted EPS of $2.84 for the same period in 2019. In the nine months ended September 30, 2020, we reported earnings of $3.35 billion and diluted EPS of $11.43 compared to earnings of $1.61 billion and diluted EPS of $5.74 for the same period in 2019. The change in diluted EPS in the three months ended September 30, 2020 compared to the same period in 2019 included an increase of $0.02 due to a decrease in weighted-average common shares outstanding. The change in diluted EPS in the nine months ended September 30, 2020 compared to the same period in 2019 included a decrease of $0.53 due to an increase in weighted-average common shares outstanding. Our results and diluted EPS were impacted by variances discussed in “Segment Results” below.

SEGMENT RESULTS
This section presents earnings (losses) by Sempra Energy segment, as well as Parent and other and discontinued operations, and a related discussion of the changes in segment earnings (losses). Throughout the MD&A, our reference to earnings represents earnings attributable to Sempra Energy common shares. Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted, and before NCI, where applicable.

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
SDG&E	$178	$263	$633	$582
SoCalGas	(24)	143	425	437
Sempra Texas Utilities	209	212	458	419
Sempra Mexico	50	84	302	214
Sempra Renewables	—	—	—	59
Sempra LNG	71	2	207	13
Parent and other(1)	(126)	(139)	(515)	(383)
Discontinued operations	(7)	248	1,840	267
Earnings attributable to common shares	$351	$813	$3,350	$1,608
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

Due to the delay in the issuance of the CPUC’s 2019 GRC FD, the California Utilities recorded revenues in the first half of 2019 based on levels authorized for 2018 under the 2016 GRC. The 2019 GRC FD, which was issued by the CPUC in September 2019, was effective retroactively to January 1, 2019. The California Utilities recorded the retroactive impacts of the 2019 GRC FD in the third quarter of 2019. We provide additional information on the 2019 GRC FD in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
The decrease in earnings of $85 million (32%) in the three months ended September 30, 2020 was primarily due to:
▪$66 million favorable impact in 2019 from the retroactive application of the 2019 GRC FD for the first six months of 2019;
▪$29 million expected to be refunded to customers and a fine related to the Energy Efficiency Program inquiry, which we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements; and
▪$10 million lower CPUC base operating margin, including higher non-refundable operating costs in 2020, due to the timing impact of the delayed 2019 GRC FD; offset by
▪$13 million higher electric transmission margin; and
▪$6 million higher AFUDC equity.
The increase in earnings of $51 million (9%) in the first nine months of 2020 was primarily due to:
▪$62 million due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account, which we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements;
▪$57 million higher electric transmission margin, including an increase in authorized ROE and the following impacts from the March 2020 FERC-approved TO5 settlement:
◦$18 million to conclude a rate base matter, and
◦$9 million favorable impact from the retroactive application of the final TO5 settlement for 2019;
▪$19 million higher AFUDC equity; and
▪$5 million higher CPUC base operating margin authorized for 2020, net of higher non-refundable operating costs; offset by
▪$44 million expected to be refunded to customers and a fine related to the Energy Efficiency Program inquiry;
▪$31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed to be allocated to shareholders in a January 2019 decision; and
▪$11 million higher amortization and accretion of the Wildfire Fund asset and liability, respectively.

SoCalGas
Losses of $24 million in the three months ended September 30, 2020 compared to earnings of $143 million for the same period in 2019 was primarily due to:
▪$130 million favorable impact in 2019 from the retroactive application of the 2019 GRC FD for the first six months of 2019;
▪$32 million lower income tax benefits primarily from flow-through items due to higher pretax income in 2019 resulting from the implementation of the 2019 GRC FD; and
▪$22 million from impacts associated with Aliso Canyon natural gas storage facility litigation and regulatory matters; offset by
▪$21 million impairment of non-utility native gas assets in 2019.
The decrease in earnings of $12 million (3%) in the first nine months of 2020 was primarily due to:
▪$94 million from impacts associated with Aliso Canyon natural gas storage facility litigation and regulatory matters; and
▪$38 million income tax benefit in 2019 from the impact of the January 2019 CPUC decision allocating certain excess deferred income tax balances to shareholders; offset by
▪$64 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences;
▪$30 million higher CPUC base operating margin authorized for 2020, net of operating expenses;
▪$21 million impairment of non-utility native gas assets in 2019; and
▪$8 million in penalties in 2019 related to the SoCalGas billing practices OII.
Sempra Texas Utilities
The decrease in earnings of $3 million (1%) in the three months ended September 30, 2020 was primarily due to lower equity earnings from Oncor Holdings in 2020, driven mainly by:
▪unfavorable weather and increased operating costs and expenses attributable to invested capital, including depreciation and amortization expense, interest expense and taxes other than income; offset by
▪increased revenues from rate updates to reflect invested capital.
The increase in earnings of $39 million (9%) in the first nine months of 2020 was primarily due to higher equity earnings from Oncor Holdings in 2020, driven mainly by:
▪increased revenues from rate updates to reflect invested capital;
▪the impact of Oncor’s acquisition of InfraREIT in May 2019; and
▪higher AFUDC equity; offset by
▪unfavorable weather and increased operating costs and expenses attributable to invested capital.
Sempra Mexico
Because Ecogas, our natural gas distribution utility in Mexico, uses the local currency as its functional currency, its revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra Energy’s results of operations. Prior year amounts used in the variances discussed below are as adjusted for the difference in foreign currency translation rates between years. We discuss these and other foreign currency effects below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.”
The decrease in earnings of $34 million (40%) in the three months ended September 30, 2020 was primarily due to:
▪$57 million unfavorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:
◦in 2020, $44 million unfavorable foreign currency and inflation effects, offset by an $11 million gain from foreign currency derivatives, and
◦in 2019, $33 million favorable foreign currency and inflation effects, offset by a $9 million loss from foreign currency derivatives;
▪$12 million higher income tax expense in 2020 primarily from the outside basis differences in JV investments and a valuation allowance; and
▪$6 million higher interest expense; offset by
▪$22 million earnings attributable to NCI at IEnova in 2020 compared to $50 million earnings in 2019; and
▪$7 million higher earnings primarily due to the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline at IMG JV in September 2019.

The increase in earnings of $88 million (41%) in the first nine months of 2020 was primarily due to:
▪$191 million favorable impact from foreign currency and inflation effects net of foreign currency derivatives effects, comprised of:
◦in 2020, $251 million favorable foreign currency and inflation effects, offset by a $68 million loss from foreign currency derivatives, and
◦in 2019, $13 million unfavorable foreign currency and inflation effects, offset by a $5 million gain from foreign currency derivatives; and
▪$28 million higher earnings primarily due to the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline at IMG JV in September 2019; offset by
▪$193 million earnings attributable to NCI at IEnova in 2020 compared to $114 million earnings in 2019;
▪$21 million lower earnings at the Guaymas-El Oro segment of the Sonora pipeline primarily from force majeure payments that ended in August 2019;
▪$13 million higher interest expense;
▪$11 million higher income tax expense in 2020 primarily from lower income tax credits associated with a two-year tax abatement that expires in 2020, and from a valuation allowance and outside basis differences in JV investments; and
▪$5 million lower earnings at TdM primarily due to lower volumes.
Sempra Renewables
As we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Renewables sold its remaining wind assets and investments in April 2019, upon which date the segment ceased to exist.
Sempra LNG
The increase in earnings of $69 million in the three months ended September 30, 2020 was primarily due to:
▪$79 million higher equity earnings from Cameron LNG JV primarily due to commencement of Phase 1 commercial operations; offset by
▪$17 million lower earnings from Sempra LNG’s marketing operations primarily driven by changes in natural gas prices.
The increase in earnings of $194 million in the first nine months of 2020 was primarily due to:
▪$185 million higher equity earnings from Cameron LNG JV primarily due to commencement of Phase 1 commercial operations; and
▪$20 million higher earnings from Sempra LNG’s marketing operations primarily driven by changes in natural gas prices.
Parent and Other
The decrease in losses of $13 million (9%) in the three months ended September 30, 2020 was primarily due to:
▪$14 million lower operating costs retained at Parent; and
▪$13 million lower net interest expense; offset by
▪$12 million higher preferred stock dividends due to the issuance of series C preferred stock in June 2020.
The increase in losses of $132 million (34%) in the first nine months of 2020 was primarily due to:
▪$100 million equity losses from our investment in RBS Sempra Commodities to settle pending tax matters and related legal costs, which we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements;
▪$20 million lower net investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations;
▪$14 million income tax expense in 2020 compared to a $6 million income tax benefit in 2019 primarily due to:
◦$19 million consolidated California state income tax expense in 2020 associated with income from our investments in Sempra LNG entities, and
◦$10 million income tax benefit in 2019 from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses, offset by
◦$10 million income tax benefit in 2020 compared to a $3 million income tax expense in 2019 related to share-based compensation; and
▪$14 million higher preferred stock dividends due to the issuance of series C preferred stock in June 2020; offset by
▪$21 million lower net interest expense.

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
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, we completed the sales of our South American businesses in the second quarter of 2020. On April 24, 2020, we sold our equity interests in our Peruvian businesses, including our 83.6% interest in Luz del Sur and its interest in Tecsur, for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments, and on June 24, 2020, we sold our equity interests in our Chilean businesses, including our 100% interest in Chilquinta Energía and Tecnored and our 50% interest in Eletrans, for cash proceeds of $2,216 million, net of transaction costs and as adjusted for post-closing adjustments.
Losses of $7 million in the three months ended September 30, 2020 compared to earnings of $248 million for the same period in 2019 from our discontinued operations was primarily due to:
▪$192 million income tax benefit in 2019 associated with outside basis in our South American businesses primarily related to a change in the anticipated structure of the sale of those businesses;
▪$80 million lower operational earnings mainly as a result of the sales of our Peruvian businesses in April 2020 and Chilean businesses in June 2020; and
▪$7 million reduction to the gain on sale of our Chilean businesses as a result of post-closing adjustments; offset by
▪$12 million income tax expense in 2019 related to changes in outside basis differences from earnings since January 25, 2019.
The increase in earnings from our discontinued operations of $1,573 million in the first nine months of 2020 was primarily due to:
▪$1,499 million gain on the sale of our Peruvian businesses;
▪$248 million gain on the sale of our Chilean businesses; and
▪$7 million income tax benefit in 2020 compared to $32 million income tax expense in 2019 related to changes in outside basis differences from earnings and foreign currency effects since January 25, 2019; offset by
▪$134 million lower operational earnings mainly as a result of the sales of our Peruvian and Chilean businesses; and
▪$89 million income tax benefit in 2019 related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses.

SIGNIFICANT CHANGES IN REVENUES, COSTS AND EARNINGS
This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.
Utilities Revenues and Cost of Sales
Our utilities revenues include natural gas revenues at our California Utilities and Sempra Mexico’s Ecogas and electric revenues at SDG&E. Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.
SoCalGas and SDG&E currently operate under a regulatory framework that permits:
▪The cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed through to customers in rates substantially as incurred. However, SoCalGas’ Gas Cost Incentive Mechanism provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 3 of the Notes to Consolidated Financial Statements and in “Part I – Item 1. Business – Ratemaking Mechanisms” in the Annual Report.
▪SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered or refunded in subsequent periods through rates.
▪The California Utilities to recover certain program expenditures and other costs authorized by the CPUC, or “refundable programs.”

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
The table below summarizes revenues and cost of sales for our consolidated utilities.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Natural gas revenues:
SoCalGas	$842	$975	$3,247	$3,142
SDG&E	134	156	498	482
Sempra Mexico	12	14	42	56
Eliminations and adjustments	(23)	(16)	(62)	(52)
Total	965	1,129	3,725	3,628
Electric revenues:
SDG&E	1,338	1,271	3,478	3,184
Eliminations and adjustments	(2)	(2)	(4)	(4)
Total	1,336	1,269	3,474	3,180
Total utilities revenues	$2,301	$2,398	$7,199	$6,808
Cost of natural gas(1):
SoCalGas	$92	$101	$476	$660
SDG&E	27	23	118	136
Sempra Mexico	2	2	8	10
Eliminations and adjustments	(7)	(4)	(20)	(17)
Total	$114	$122	$582	$789
Cost of electric fuel and purchased power(1):
SDG&E	$430	$411	$921	$934
Eliminations and adjustments	(1)	(1)	(3)	(5)
Total	$429	$410	$918	$929
(1)     Excludes depreciation and amortization, which are presented separately on the Sempra Energy, SDG&E and SoCalGas Condensed Consolidated Statements of Operations.

Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by the California Utilities and included in Cost of Natural Gas on the Condensed Consolidated Statements of Operations. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
SoCalGas	$1.95	$2.12	$2.21	$2.89
SDG&E	3.79	3.29	3.56	3.96
In the three months ended September 30, 2020, our natural gas revenues decreased by $164 million (15%) to $965 million primarily due to:
▪$133 million decrease at SoCalGas, which included:
◦$181 million favorable impact in 2019 from the retroactive application of the 2019 GRC FD for the first six months of 2019, and
◦$9 million decrease in cost of natural gas sold, which we discuss below, offset by
◦$59 million lower authorized revenues from incremental capital projects in 2019 due to implementation of the 2019 GRC FD, and
◦$18 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M; and
▪$22 million decrease at SDG&E, which included:
◦$38 million favorable impact in 2019 from the retroactive application of the 2019 GRC FD for the first six months of 2019, offset by
◦$8 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M, and
◦$5 million higher non-service component of net periodic benefit cost in 2020, which fully offsets in Other Income (Expense), Net.
In the three months ended September 30, 2020 our cost of natural gas decreased by $8 million (7%) to $114 million primarily due to:
▪$9 million decrease at SoCalGas primarily due to lower average natural gas prices; offset by
▪$4 million increase at SDG&E primarily due to higher average natural gas prices.
In the first nine months of 2020, our natural gas revenues increased by $97 million (3%) to $3.7 billion primarily due to:
▪$105 million increase at SoCalGas, which included:
◦$132 million higher CPUC-authorized revenues,
◦$84 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences,
◦$54 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M, and
◦$34 million higher net revenues from incremental capital projects, offset by
◦$184 million decrease in cost of natural gas sold, which we discuss below; and
▪$16 million increase at SDG&E, which included:
◦$11 million higher CPUC-authorized revenues,
◦$9 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M,
◦$6 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences, and
◦$3 million non-service component of net periodic benefit cost in 2020 compared to a $3 million credit in 2019, which fully offsets in Other Income (Expense), Net, offset by
◦$18 million decrease in cost of natural gas sold, which we discuss below; offset by
▪$14 million decrease at Sempra Mexico primarily due to a regulatory rate adjustment and foreign currency effects.

In the first nine months of 2020, our cost of natural gas decreased by $207 million (26%) to $582 million primarily due to:
▪$184 million decrease at SoCalGas due to $145 million from lower average natural gas prices and $39 million from lower volumes driven primarily by weather; and
▪$18 million decrease at SDG&E due to lower average natural gas prices and lower volumes driven primarily by weather.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended September 30, 2020, our electric revenues, substantially all of which are at SDG&E, increased by $67 million (5%) remaining at $1.3 billion, including:
▪$96 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M;
▪$27 million higher revenues from transmission operations;
▪$13 million higher non-service component of net periodic benefit cost in 2020, which fully offsets in Other Income (Expense), Net; and
▪$12 million higher CPUC-authorized revenues; offset by
▪$54 million favorable impact in 2019 from the retroactive application of the 2019 GRC FD for the first six months of 2019, including $50 million of liability insurance premium that are now balanced; and
▪$36 million expected to be refunded to customers related to the Energy Efficiency Program inquiry.
In the three months ended September 30, 2020, our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, increased by $19 million (5%) to $429 million primarily due to $17 million associated with Otay Mesa VIE, which we deconsolidated in August 2019.
In the first nine months of 2020, our electric revenues, substantially all of which are at SDG&E, increased by $294 million (9%) to $3.5 billion, including:
▪$157 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are offset in O&M;
▪$110 million higher revenues from transmission operations, including an increase in authorized ROE and the following impacts related to the March 2020 FERC-approved TO5 settlement:
◦$26 million to settle a rate base matter, and
◦$12 million favorable impact from the retroactive application of the final TO5 settlement for 2019;
▪$77 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences;
▪$26 million higher CPUC-authorized revenues;
▪$19 million higher revenues associated with SDG&E’s wildfire mitigation plan; and
▪$9 million non-service component of net periodic benefit cost in 2020 compared to a $7 million credit in 2019, which fully offsets in Other Income (Expense), Net; offset by
▪$65 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$51 million expected to be refunded to customers related to the Energy Efficiency Program inquiry.
In the first nine months of 2020, our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, decreased by $11 million (1%) to $918 million primarily due to:
▪$65 million lower recoverable cost of electric fuel and purchased power primarily due to a decrease in residential demand mainly from an increase in rooftop solar adoption; offset by
▪$52 million associated with Otay Mesa VIE, which we deconsolidated in August 2019.

Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUES
Sempra Mexico	$339	$343	$893	$1,002
Sempra Renewables	—	—	—	10
Sempra LNG	63	100	255	327
Parent and other(1)	(59)	(83)	(148)	(261)
Total revenues	$343	$360	$1,000	$1,078
COST OF SALES(2)
Sempra Mexico	$89	$99	$202	$284
Sempra LNG	62	78	145	235
Parent and other(1)	(61)	(83)	(147)	(254)
Total cost of sales	$90	$94	$200	$265
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on the Sempra Energy Condensed Consolidated Statements of Operations.

In the three months ended September 30, 2020, revenues from our energy-related businesses decreased by $17 million (5%) to $343 million primarily due to:
▪$37 million decrease at Sempra LNG primarily due to:
◦$19 million decrease in revenues from LNG marketing operations primarily from lower natural gas sales to Sempra Mexico mainly as a result of lower volumes and natural gas prices,
◦$11 million decrease from natural gas marketing operations primarily due to changes in natural gas prices, and
◦$6 million lower revenues from the expiration of capacity release contracts in the fourth quarter of 2019; offset by
▪$24 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the three months ended September 30, 2020, the cost of sales for our energy-related businesses decreased by $4 million (4%) to $90 million primarily due to:
▪$16 million decrease at Sempra LNG mainly from natural gas marketing activities primarily from lower natural gas purchases; and
▪$10 million decrease at Sempra Mexico primarily due to lower natural gas prices offset by higher volumes at the marketing business and lower volumes at TdM; offset by
▪$22 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the first nine months of 2020, revenues from our energy-related businesses decreased by $78 million (7%) to $1 billion primarily due to:
▪$109 million decrease at Sempra Mexico primarily due to:
◦$63 million from the marketing business primarily due to lower natural gas prices and volumes,
◦$26 million lower revenues primarily from force majeure payments that ended in August 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline, and
◦$25 million lower revenues from TdM primarily due to lower volumes, offset by higher natural gas prices; and
▪$72 million decrease at Sempra LNG primarily due to:
◦$89 million decrease in revenues from LNG marketing operations primarily from lower natural gas sales to Sempra Mexico mainly as a result of lower volumes and natural gas prices, and from lower diversion fees mainly due to lower natural gas prices, and
◦$16 million lower revenues from the expiration of capacity release contracts in the fourth quarter of 2019, offset by
◦$34 million increase from natural gas marketing operations primarily due to changes in natural gas prices; offset by

▪$113 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the first nine months of 2020, the cost of sales for our energy-related businesses decreased by $65 million (25%) to $200 million primarily due to:
▪$90 million decrease at Sempra LNG mainly from natural gas marketing activities primarily due to lower natural gas purchases; and
▪$82 million decrease at Sempra Mexico mainly associated with lower revenues from the marketing business and from TdM as a result of lower natural gas prices and volumes; offset by
▪$107 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
Operation and Maintenance
Our O&M increased by $199 million (24%) to $1.0 billion in the three months ended September 30, 2020 primarily due to:
▪$124 million increase at SDG&E, excluding impairment losses discussed below, but including:
◦$104 million higher expenses associated with CPUC-authorized refundable programs for which costs incurred are recovered in revenue, and
◦$20 million higher non-refundable operating costs; and
▪$94 million increase at SoCalGas primarily due to:
◦$49 million higher non-refundable operating costs,
◦$27 million from impacts associated with Aliso Canyon natural gas storage facility litigation and regulatory matters, and
◦$18 million higher expenses associated with CPUC-authorized refundable programs; offset by
▪$19 million decrease at Parent and other primarily from lower retained operating costs.
In the first nine months of 2020, O&M increased by $378 million (15%) to $2.9 billion primarily due to:
▪$235 million increase at SoCalGas primarily due to:
◦$127 million from impacts associated with Aliso Canyon natural gas storage facility litigation and regulatory matters,
◦$54 million higher expenses associated with CPUC-authorized refundable programs, and
◦$54 million higher non-refundable operating costs; and
▪$198 million increase at SDG&E, excluding impairment losses discussed below, but including:
◦$166 million higher expenses associated with CPUC-authorized refundable programs, and
◦$32 million higher non-refundable operating costs, including $14 million from amortization of the Wildfire Fund asset and accretion of the Wildfire Fund obligation; offset by
▪$41 million decrease at Parent and other primarily from lower deferred compensation expense; and
▪$18 million decrease at Sempra Renewables primarily due to lower general and administrative and other costs due to the wind-down of the business in 2019.
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

Other Income (Expense), Net
As part of our central risk management function, we enter into foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains/losses associated with these derivatives are included in Other Income (Expense), Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Tax Expense for Sempra Mexico’s consolidated entities and in Equity Earnings for Sempra Mexico’s equity method investments. We also utilized foreign currency derivatives to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile, respectively. We discuss policies governing our risk management in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.
Other income, net, in the three months ended September 30, 2020 was $29 million compared to other expense, net, of $7 million in the same period in 2019. The change was primarily due to:
▪$34 million net gains in 2020 from interest rate and foreign exchange instruments and foreign currency transactions compared to net losses of $30 million for the same period in 2019 primarily due to:
◦$15 million gains in 2020 compared to $17 million losses in 2019 on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, and
◦$15 million gains in 2020 compared to $12 million losses in 2019 on foreign currency derivatives as a result of fluctuation of the Mexican peso;
▪$9 million higher AFUDC equity, including $6 million at SDG&E; and
▪$7 million higher investment gains in 2020 on dedicated assets in support of our executive retirement and deferred compensation plans; offset by
▪$35 million higher non-service component of net periodic benefit cost in 2020, including $13 million settlement charges in 2020 for lump sum payments from one of our nonqualified pension plans; and
▪$6 million fine at SDG&E related to the Energy Efficiency Program inquiry.
Other expense, net, in the first nine months of 2020 was $163 million compared to other income, net, of $103 million in the same period in 2019. The change was primarily due to:
▪$224 million net losses in 2020 from interest rate and foreign exchange instruments and foreign currency transactions compared to net gains of $5 million for the same period in 2019 primarily due to:
◦$120 million higher foreign currency losses on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, and
◦$94 million losses in 2020 compared to $7 million gains in 2019 on foreign currency derivatives as a result of fluctuation of the Mexican peso;
▪$37 million lower investment gains in 2020 on dedicated assets in support of our executive retirement and deferred compensation plans;
▪$26 million higher non-service component of net periodic benefit cost in 2020; and
▪$6 million fine at SDG&E related to the Energy Efficiency Program inquiry; offset by
▪$27 million higher AFUDC equity, including $19 million at SDG&E and $4 million at SoCalGas;
▪$8 million increase in regulatory interest at the California Utilities due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences; and
▪$8 million in penalties in 2019 related to the SoCalGas billing practices OII.

Income Taxes
The table below shows the income tax expense (benefit) and ETRs for Sempra Energy Consolidated, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sempra Energy Consolidated:
Income tax expense from continuing operations	$99	$61	$60	$150

Income from continuing operations before income taxes and equity earnings	$201	$448	$1,061	$1,235
Equity earnings, before income tax(1)	117	17	158	24
Pretax income	$318	$465	$1,219	$1,259

Effective income tax rate	31%	13%	5%	12%
SDG&E:
Income tax expense	$33	$71	$161	$111
Income before income taxes	$211	$337	$794	$700
Effective income tax rate	16%	21%	20%	16%
SoCalGas:
Income tax (benefit) expense	$(6)	$35	$95	$50
(Loss) income before income taxes	$(30)	$178	$521	$488
Effective income tax rate	20%	20%	18%	10%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Consolidated
The increase in income tax expense in the three months ended September 30, 2020 was due to a higher ETR offset by lower pretax income. The change in ETR was primarily due to $41 million income tax expense in 2020 compared to $32 million income tax benefit in 2019 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso.
The decrease in income tax expense in the first nine months of 2020 was due to lower pretax income and a lower ETR. The change in ETR was primarily due to:
▪$237 million income tax benefit in 2020 compared to $7 million income tax expense in 2019 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso; and
▪$19 million income tax benefit in 2020 compared to $5 million income tax expense in 2019 related to share-based compensation; offset by
▪$69 million total income tax benefits in 2019 from the release of regulatory liabilities at SDG&E and SoCalGas established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and
▪$10 million income tax benefit in 2019 from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses.
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
SDG&E
The decrease in SDG&E’s income tax expense in the three months ended September 30, 2020 was due to lower pretax income and a lower ETR. The change in ETR was primarily due to higher forecasted flow-through items as a percentage of pretax income.
The increase in SDG&E’s income tax expense in the first nine months of 2020 was due to higher pretax income and a higher ETR. The change in ETR was primarily due to $31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.

SoCalGas
SoCalGas’ income tax benefit in the three months ended September 30, 2020 compared to an income tax expense in the same period in 2019 was due to a pretax loss in the three months ended September 30, 2020 compared to pretax income in the same period in 2019.
The increase in SoCalGas’ income tax expense in the first nine months of 2020 was due to higher pretax income and a higher ETR. The change in ETR was primarily due to $38 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
Equity Earnings
In the three months ended September 30, 2020, equity earnings increased by $60 million (23%) to $326 million primarily due to:
▪$99 million higher equity earnings at Cameron LNG JV primarily due to commencement of Phase 1 commercial operations; offset by
▪$29 million lower equity earnings at IMG JV, primarily due to foreign currency effects, including $15 million foreign currency losses in 2020 compared to $17 million foreign currency gains in 2019 on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income (Expense), Net, and lower AFUDC equity, offset by higher revenues from the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline.
In the first nine months of 2020, equity earnings increased by $337 million to $822 million primarily due to:
▪$238 million higher equity earnings at Cameron LNG JV primarily due to commencement of Phase 1 commercial operations;
▪$144 million higher equity earnings at IMG JV, primarily due to foreign currency effects, including $120 million higher foreign currency gains in 2020 on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income (Expense), Net, and higher revenues from the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline, offset by lower AFUDC equity;
▪$39 million higher equity earnings at Oncor Holdings primarily due to increased revenues, the acquisition of InfraREIT in May 2019 and higher AFUDC equity, offset by unfavorable weather and increased operating costs; and
▪$18 million higher equity earnings at TAG JV primarily due to income tax benefit in 2020 compared to income tax expense in 2019; offset by
▪$100 million equity losses at RBS Sempra Commodities in 2020, which represents an estimate of our obligations to settle pending tax matters and related legal costs at our equity method investment.
Earnings Attributable to Noncontrolling Interests
In the three months ended September 30, 2020, earnings attributable to NCI decreased by $38 million to $22 million, primarily due to a decrease in earnings attributable to NCI at Sempra Mexico mainly from foreign currency effects as a result of fluctuation of the Mexico peso, and from the sales of our Peruvian businesses in April 2020 and Chilean businesses in June 2020.
In the first nine months of 2020, earnings attributable to NCI increased by $55 million (38%) to $201 million, primarily due to an increase in earnings attributable to NCI at Sempra Mexico mainly from foreign currency effects as a result of fluctuation of the Mexico peso, offset by a decrease due to the sales of our Peruvian businesses in April 2020 and Chilean businesses in June 2020.

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because operations in South America and our natural gas distribution utility in Mexico use their local currency as their functional currency, revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra Energy’s results of operations. We discuss further the impact of foreign currency and inflation rates on results of operations, including impacts on income taxes and related hedging activity, in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report.

Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy’s comparative results of operations. In the three months and nine months ended September 30, 2020 compared to the prior-year periods, the change in our earnings as a result of foreign currency translation was not material.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL GAINS (LOSSES) FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended September 30,
	2020	2019	2020	2019
Other income (expense), net	$29	$(7)	$34	$(30)
Income tax expense	(99)	(61)	(41)	32
Equity earnings	326	266	(23)	17
Income from continuing operations, net of income tax	428	653	(33)	21
(Loss) income from discontinued operations, net of income tax	(7)	256	—	—
Earnings attributable to common shares	351	813	(18)	11
	Nine months ended September 30,
	2020	2019	2020	2019
Other income (expense), net	$(163)	$103	$(224)	$5
Income tax expense	(60)	(150)	237	(7)
Equity earnings	822	485	141	(5)
Income from continuing operations, net of income tax	1,823	1,570	179	(10)
(Loss) income from discontinued operations, net of income tax	1,850	292	15	1
Earnings attributable to common shares	3,350	1,608	111	(4)

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra Energy Consolidated
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. President Donald Trump officially declared a national emergency on March 13, 2020, and the Mexican government announced a national state of sanitary emergency on March 30, 2020. The COVID-19 pandemic is having a significant impact on the economy and people’s livelihoods, including substantial volatility in financial markets and a historic surge in unemployment claims, and has resulted in sweeping action by governments and other authorities to help address these effects. For example:
▪The CPUC required that all energy companies under its jurisdiction, including the California Utilities, take action to implement several emergency customer protection measures to support California customers. The measures apply to all residential and small business customers affected by the COVID-19 pandemic and include suspending service disconnections due to nonpayment, waiving late payment fees, and offering flexible payment plans for all customers experiencing difficulty paying their electric or gas bills. The CPUC approved a resolution authorizing each of the California Utilities to establish a CPPMA to track and request recovery of incremental costs associated with complying with residential and small business customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from these customers’ failure to pay. Although we are tracking these costs in various regulatory mechanisms, recovery is not assured. The continuation of these circumstances could result in a further reduction in payments received from the California Utilities’ customers and a further increase in uncollectible accounts, which could become material, and any inability to recover these costs could have a material adverse effect on the cash flows, financial condition and results of operations of Sempra Energy, SDG&E and SoCalGas. We discuss regulatory mechanisms in Note 4 of the Notes to Condensed Consolidated Financial Statements.
▪In Texas, the PUCT issued orders creating the COVID-19 Electricity Relief Program and suspending service disconnections due to nonpayment for customers enrolled in the program through September 30, 2020. The COVID-19 Electricity Relief Program created a fund through which transmission and distribution utilities and retail electric providers in Texas may seek to recover certain costs (including transmission and distribution utility electricity delivery charges) of providing uninterrupted services to customers facing financial hardship due to the effects of the COVID-19 pandemic. Financial assistance under the program was available to enrolled residential customers for electricity bills issued on or after March 26, 2020 through September 30, 2020. The PUCT has also authorized the use of a regulatory asset accounting mechanism and a subsequent process through which regulated utility companies may seek future recovery of other expenses resulting from the effects of the COVID-19 pandemic. Rate regulation is premised on the full recovery of prudently incurred costs. The regulatory assets established with respect to COVID-19 pandemic costs are subject to PUCT review for reasonableness and possible disallowance. Any inability to recover these costs could have an adverse effect on the cash flows, financial condition and results of operations of Sempra Energy.
▪On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and signed into law in response to the COVID-19 pandemic. Among other things, the CARES Act contains significant business tax provisions, including a delay of payment of employer payroll taxes and an acceleration of refunds of corporate alternative minimum tax (AMT) credits. Sempra Energy, SDG&E and SoCalGas expect to benefit from deferring payment of the employer’s share of payroll taxes through the end of 2020, with half of such taxes to be paid by the end of 2021 and the other half to be paid by the end of 2022. Sempra Energy has filed a refund claim for its corporate AMT credits and expects to receive approximately $56 million in 2020 rather than in installments through 2021.
Our businesses that invest in, develop and operate energy infrastructure and provide electric and gas services to customers have been identified as critical or essential services in the U.S. and Mexico and have continued to operate throughout the COVID-19 pandemic. As our businesses continue to operate, our priority is the safety of our employees, customers, partners and the communities we serve. We and other companies, including our partners, are taking steps to try to protect the health and well-being of our employees and other stakeholders. For example, we have activated our business continuity plans and continue to work closely with local, state and federal authorities to provide essential services with minimum interruption to customers and in accordance with applicable shelter-in-place and other orders. We have implemented precautionary measures across our businesses, including requiring employees to work remotely when possible, restricting non-essential business travel, increasing facility sanitization and communicating proper health and safety protocols to employees. We also have engaged an infectious disease expert to advise us during this public health crisis. Through the end of the third quarter of 2020, these actions have not required significant outlays of capital and have not had a material impact on our results of operations, but these or other measures that we may implement in the future could have a material adverse effect on our liquidity, cash flows, financial position and results of operations if circumstances related to the COVID-19 pandemic worsen or continue for an extended period of time.
The COVID-19 pandemic and its widespread effects also have impacted our capital plans, including a slowdown of certain of our capital spending, liquidity and asset values, as we discuss with respect to each of our segments below. We perform recovery testing of our recorded asset values when market conditions indicate that such values may not be recoverable. Given the current environment (including the decline in the price of our common stock, financial market volatility, record-high unemployment rates, potential reduction in customer collections, inability to secure permits and other authorizations due to government closures, and governments pursuing new laws or policies that modify pre-existing contract terms or alter operations), we considered whether these events or changes in circumstances triggered the need for an interim impairment analysis for our long-lived assets, intangible assets and goodwill. We determined that, given the nominal impact on our cash flows, assessment of the impact of these conditions on our businesses and existing headroom in our prior quantitative tests for goodwill, there was no triggering event in the nine months ended September 30, 2020. However, as the effects of the COVID-19 pandemic continue to evolve, we will continue to periodically assess the need to perform an interim impairment test and, consistent with prior years, plan to perform our annual goodwill impairment test on October 1, 2020. To the extent the results of any such impairment test reveal that the recorded (carrying) value is in excess of the fair value, we would record an impairment charge in the period of such test. A significant impairment charge related to our long-lived assets, intangible assets or goodwill would have a material adverse effect on our results of operations in the period in which it is recorded.
For a further discussion of risks and uncertainties related to the COVID-19 pandemic, see below in “Part II – Item 1A. Risk Factors.”

Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, proceeds from recent asset sales, borrowings under our credit facilities, distributions from our equity method investments, issuances of debt, project financing and partnering in JVs. We believe that these cash flow sources, combined with available funds, will be adequate to fund our current operations, including to:
▪finance capital expenditures
▪meet liquidity requirements
▪fund dividends
▪fund new business or asset acquisitions or start-ups
▪fund capital contribution requirements
▪repay maturing long-term debt
▪fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
Sempra Energy and the California Utilities currently have reasonable access to the long-term debt markets and are not currently constrained in their ability to borrow money at reasonable rates from commercial banks, under existing revolving credit facilities or through public offerings registered with the SEC. However, the capital markets in general, including particularly the commercial paper markets, and the availability of financing from commercial banks have experienced distress due to the COVID-19 pandemic, and our ability to access the capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions and disruptions to the capital markets, due to the COVID-19 pandemic or otherwise, worsen or continue for an extended period. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits and nuclear decommissioning. Changes in asset values, which are dependent on activity in the equity and fixed income markets, have not affected the trust funds’ abilities to make required payments. However, changes in other factors, such as changes to discount rates, assumed rates of return, mortality tables and regulations, may impact funding requirements for pension and other postretirement benefits plans. Funding requirements for SDG&E’s NDT could also be impacted by the timing and amount of SONGS decommissioning costs. At the California Utilities, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and SDG&E’s NDT, including our investment allocation strategies for assets in these trusts, in Notes 9 and 15, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Sempra Energy, Sempra Global, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024. In addition, Sempra Mexico has general-purpose credit facilities that expire in 2021 and 2024. The table below shows the amount of available funds at September 30, 2020, including available unused credit on these primary U.S. and foreign lines of credit.

AVAILABLE FUNDS AT SEPTEMBER 30, 2020
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$3,515	$733	$304
Available unused credit(2)	7,793	1,500	750
(1)    Amounts at Sempra Energy Consolidated include $439 million held in non-U.S. jurisdictions. We discuss repatriation in Note 1 of the Notes to Condensed Consolidated Financial Statements.
(2)    Available unused credit is the total available on Sempra Energy’s, Sempra Global’s, SDG&E’s, SoCalGas’ and Sempra Mexico’s credit facilities that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our California Utilities use short-term debt primarily to meet working capital needs. Due to volatility in commercial paper markets shortly following the start of the COVID-19 pandemic, commercial paper borrowing became less desirable and, in some cases, not competitive or unavailable. To secure sufficient sources of liquidity during this period, Sempra Energy, Sempra Global, SDG&E, SoCalGas and IEnova each drew amounts under their respective credit facilities and Sempra Energy and SDG&E each also obtained short-term term loans, much of which has been subsequently repaid. Revolving lines of credit, term loans and commercial paper were our primary sources of short-term debt funding in the first nine months of 2020.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Long-Term Debt Activities
Major issuances of and payments on long-term debt in the first nine months of 2020 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
SDG&E variable rate 364-day term loan	$200	2021
SDG&E variable rate revolving line of credit	200	2024
SDG&E 1.70% first mortgage bonds	800	2030
SDG&E 3.32% first mortgage bonds	400	2050
SoCalGas senior unsecured variable rate notes	300	2023
SoCalGas 2.55% first mortgage bonds	650	2030
Sempra Mexico 2.38% notes	100	2034
Sempra Mexico 2.90% notes	241	2034
Sempra Mexico 4.75% senior unsecured notes	800	2051

Payments:	Payments	Maturity
Sempra Energy 2.4% notes	$500	2020
Sempra Energy 2.4% notes	500	2020
SDG&E 1.914% amortizing first mortgage bonds	36	2020-2022
SDG&E variable rate revolving line of credit	200	2024
Sempra Mexico variable rate notes	46	2024-2032

SDG&E intends to use the proceeds from its long-term debt offerings to repay commercial paper and its line of credit borrowings, for working capital and other general corporate purposes. Additionally, SDG&E intends to use a portion of the proceeds from its $800 million 1.70% first mortgage bonds offering to repay approximately $250 million of debt, prior to its scheduled maturity.
SoCalGas intends to use the proceeds from its long-term debt offerings to repay commercial paper and for general corporate purposes.
Sempra Mexico used the proceeds from its issuances of long-term debt to finance the construction of solar generation projects, repay line of credit borrowings and for other general corporate purposes.
We discuss our long-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Sempra Energy Series C Preferred Stock Offering
On June 19, 2020, we issued 900,000 shares of our series C preferred stock in a registered public offering at a price to the public of $1,000 per share and received net proceeds of $889 million after deducting the underwriting discount and equity issuance costs of $11 million. We used the net proceeds for working capital and other general corporate purposes, including the repayment of indebtedness. We provide additional discussion about this equity offering in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Sempra Energy Common Stock Repurchase Programs
As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements and below in “Part II – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,” on July 1, 2020, we entered into an ASR program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The program was completed on August 4, 2020 with an aggregate of 4,089,375 shares of Sempra Energy common stock repurchased at an average price of $122.27 per share. We funded the $500 million share repurchase with a portion of the proceeds received from the sale of our South American businesses.
Credit Ratings
We provide additional information about the credit ratings of Sempra Energy, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first nine months of 2020. On May 29, 2020, Moody’s downgraded SoCalGas’ senior unsecured credit rating to A2 with a stable outlook. On June 9, 2020, Moody’s downgraded Sempra Energy’s senior unsecured and issuer credit ratings to Baa2 with a stable outlook. On September 16, 2020, S&P revised its outlook on SDG&E from stable to negative and affirmed its BBB+ issuer credit rating.

CREDIT RATINGS AT SEPTEMBER 30, 2020

	Sempra Energy	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	Baa1 with a positive outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a negative outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
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
Sempra Energy has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at September 30, 2020.
Loans to/from Affiliates
At September 30, 2020, Sempra Energy had $642 million in loans due from unconsolidated affiliates and $271 million in loans due to unconsolidated affiliates.
California Utilities
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature and the changing energy marketplace, as well as the other matters described in this report and the Annual Report.
SDG&E and SoCalGas expect that the available unused credit from their credit facilities described above, cash flows from operations, and debt issuances will continue to be adequate to fund their respective current operations and planned capital expenditures. The California Utilities are continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. Some customers are experiencing a diminished ability to pay their electric or gas bills, leading to slower payments and higher levels of nonpayment than has been the case historically. These impacts could become significant and could require modifications to our financing plans. The California Utilities manage their capital structure and pay dividends when appropriate and as approved by their respective boards of directors.
As we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, changes in balancing accounts for significant costs at SDG&E and SoCalGas, particularly a change between over- and undercollected status, may have a significant impact on cash flows. These changes generally represent the difference between when costs are incurred and when they are ultimately recovered in rates through billings to customers.
Arrearage Management Payment Plan
In June 2020, the CPUC issued a decision addressing service disconnections that, among other things, allows each of the California Utilities to establish a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills. This decision also directs the California Utilities to establish an AMP that provides successfully participating, income-qualified residential customers with relief from outstanding utility bill amounts. The California Utilities have recorded increases in their allowances for uncollectible accounts as of September 30, 2020 primarily related to expected forgiveness of outstanding bill amounts for customers eligible under the AMP. The AMP could result in a reduction in payments received from the California Utilities’ customers and further increase uncollectible accounts, which could become material, and any inability to recover these costs could have a material adverse effect on the cash flows, financial condition and results of operations of Sempra Energy, SDG&E and SoCalGas.
Pipeline Safety Enhancement Plan (PSEP)
In November 2018, SoCalGas and SDG&E filed a joint application with the CPUC for a reasonableness review of PSEP project costs totaling $941 million for 83 pipeline safety enhancement projects. SoCalGas and SDG&E subsequently entered into a settlement agreement for cost recovery of $935 million ($806 million for SoCalGas and $129 million for SDG&E). A final decision was approved in August 2020, granting the proposed settlement agreement as well as the amortization schedule for recovery of costs. The final decision was implemented in rates on October 1, 2020.
SDG&E
Wildfire Fund
In 2019, SDG&E recorded a Wildfire Fund asset for committed shareholder contributions to the Wildfire Fund. We describe the Wildfire Legislation and related accounting treatment in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire claims for which they will seek recovery from the Wildfire Fund. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. As a result, if any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra Energy’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In 2020, California has experienced some of the largest wildfires in its history (measured by acres burned), including fires in SDG&E’s service territory, and there can be no assurance that the equipment of a California electric IOU will not be determined to be a cause of one or more of these fires. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could cause a material adverse effect on SDG&E’s and Sempra Energy’s cash flows, results of operations and financial condition.
SoCalGas
SoCalGas’ future performance will depend on the resolution of legal, regulatory and other matters concerning the Leak at the Aliso Canyon natural gas storage facility, which we discuss further in Note 11 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part 1 – Item 1A. Risk Factors” in the Annual Report.

Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility located in Los Angeles County. In February 2016, CalGEM confirmed that the well was permanently sealed.
Cost Estimates, Accounting Impact and Insurance. At September 30, 2020, SoCalGas estimates certain costs related to the Leak are $1,440 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $268 million is accrued as Reserve for Aliso Canyon Costs and $7 million is accrued in Deferred Credits and Other as of September 30, 2020 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
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
As of September 30, 2020, we recorded the expected recovery of the cost estimate related to the Leak of $504 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $775 million of insurance proceeds we received through September 30, 2020. If we were to conclude that this receivable or a portion of it is no longer probable of recovery from insurers, some or all of this receivable would be charged against earnings, which could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
In February 2017, the CPUC opened a proceeding pursuant to SB 380 to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility. If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At September 30, 2020, the Aliso Canyon natural gas storage facility had a net book value of $788 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
Sempra Texas Utilities
Oncor’s business is capital intensive, and it relies on external financing as a significant source of liquidity for its capital requirements. In the past, Oncor has financed a substantial portion of its cash needs from operations and with proceeds from indebtedness. In the event that Oncor fails to meet its capital requirements, we may be required to make additional capital contributions to Oncor, or if Oncor is unable to access sufficient capital to finance its ongoing needs, we may elect to make additional capital contributions to Oncor (as our commitments to the PUCT prohibit us from making loans to Oncor) which could be substantial and which would reduce the cash available to us for other purposes, could increase our indebtedness and could ultimately materially adversely affect our results of operations, liquidity, financial condition and prospects.
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
Sempra Mexico
Construction Projects and Related Regulatory Matters
Sempra Mexico is currently building or developing terminals for the receipt, storage, and delivery of liquid fuels in the new port of Veracruz and vicinity of Mexico City, Puebla, Topolobampo, Manzanillo, and Ensenada. Sempra Mexico is also constructing new solar facilities in Juárez, Chihuahua, and Benjamin Hill, Sonora, through which it intends to supply renewable energy to several private companies. We expect to fund these capital expenditures and investments, operations and dividends at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from project financing, sales of securities, interim funding from the parent or affiliates, and partnering in JVs. We expect the projects to commence commercial operations on various dates in 2020 and 2021. However, expected commencement dates could be delayed by worsening or extended disruptions of project construction or development caused by the COVID-19 pandemic. Sempra Mexico is continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. See “Part II – Item 1A. Risk Factors” below.
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
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Other Legal and Regulatory Matters
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, IEnova received force majeure payments for the Guaymas-El Oro segment of the Sonora pipeline from August 2017 to August 2019. Under an agreement between IEnova and the CFE, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by March 14, 2021 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. If

IEnova is unable to make such repairs (which have not commenced) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment. At September 30, 2020, the Guaymas-El Oro segment of the Sonora pipeline had a net book value of $446 million.
In May 2020, the two third-party capacity customers at the ECA LNG Regasification facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn (and expects to continue to draw) on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute. IEnova will avail itself of its available claims, defenses and remedies in the arbitration proceeding. Gazprom has since replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement. In October 2020, IEnova was informed by Gazprom of its consent to join the arbitration proceeding initiated by Shell Mexico against the ECA LNG Regasification facility and is awaiting the formalization of Gazprom’s recognition as a claimant party in such arbitration. IEnova intends to enforce its rights in the arbitration process, seeking to dismiss the customers’ claims. Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions. In October 2020, Shell Mexico’s request to stay CRE’s approval was denied and, subsequently, Shell Mexico filed an appeal of that decision.
IEnova Common Stock Repurchase Fund
In April 2020, IEnova’s shareholders approved an increase to a previously approved fund for IEnova to repurchase shares of its common stock for a maximum amount of $500 million, increased from $250 million. As of November 5, 2020, IEnova has repurchased 81,742,780 shares of its outstanding common stock held by NCI for approximately $248 million since the inception of the fund in 2018.
Sempra LNG
Sempra LNG owns a 50.2% interest in Cameron LNG JV and is currently developing additional LNG export facilities on the Gulf coast and Pacific coast of North America through its proposed Cameron LNG JV liquefaction expansion project, ECA LNG JV liquefaction export project in Mexico, and Port Arthur LNG liquefaction export project in Texas. We expect Sempra LNG to require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flows, funding from the parent, project financing and participating in JVs, including ECA LNG JV with IEnova.
North American natural gas prices, when in decline, negatively affect profitability at Sempra LNG. Our LNG projects currently under development have been delayed and could face additional delays due to, among other reasons, the worldwide economic slowdown as a result of the COVID-19 pandemic and the current uncertainty in the global oil and gas markets, or a combination of these factors. For a discussion of these risks and other risks involving changing commodity prices and the risk of completing LNG development projects, see “Part I – Item 1A. Risk Factors” in the Annual Report and in “Part II – Item 1A. Risk Factors” below.
Cameron LNG JV Three-Train Liquefaction Project (Phase 1)
Sempra LNG, through its interest in Cameron LNG JV, operates a three-train natural gas liquefaction facility with an export capability of 12 Mtpa of LNG. Construction on the three-train liquefaction export project began in the second half of 2014. The majority of the construction was project-financed at the JV, with most or all of the remainder of the capital requirements provided by the project partners, including Sempra Energy, through equity contributions under the project equity agreements. Cameron LNG JV achieved commercial operations of Train 1, Train 2 and Train 3 under its tolling agreements in August 2019, February 2020 and August 2020, respectively.
While construction of the Phase 1 facility has been completed, many of the risks related to the construction of the facility continue to apply after completion, including among others, the potential for unforeseen design flaws, engineering challenges, equipment failures, severe weather events, global pandemics, and other operational issues, which could cause the facility to suspend operations or operate at a reduced capacity or could materially increase the facility’s operating costs. The occurrence of any of these events could have a material adverse effect on Sempra Energy’s financial condition, results of operations, cash flows and prospects.
As we discuss below in “Off-Balance Sheet Arrangements” and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Energy has guaranteed a maximum of up to $4.0 billion related to Cameron LNG JV’s project financing and financing-related agreements. These guarantees terminate upon Cameron LNG JV achieving “financial completion”

of the initial three-train liquefaction project, including all three trains achieving commercial operation and meeting certain operational performance tests. Cameron LNG JV’s financing agreements contain events of default customary for such financings, including a failure to achieve financial completion of the project by a financial completion deadline date of September 30, 2021 (with up to an additional 365 days extension beyond such date permitted in cases of force majeure). Pursuant to the financing agreements, Cameron LNG JV is restricted from making distributions to its project owners during the nine-month period ending September 30, 2021 until it has achieved financial completion. Given the impacts of weather-related events in August and September of 2020 on Cameron LNG JV’s operations, including the ability to commence certain operational performance tests, there will be delays in Cameron LNG JV making distributions to its project owners, including Sempra LNG, until achieving financial completion, at which time any deferred distributions will be released. A delay that results in a failure to achieve financial completion by September 30, 2021 would result in an event of default under Cameron LNG JV’s financing agreements and a potential demand on Sempra Energy’s guarantees. We anticipate that the guarantees will be terminated approximately nine months after all three trains achieved commercial operation. If, due to Cameron LNG JV’s failure to satisfy the financial completion criteria by the applicable deadline, we are required to repay some or all of the $4.0 billion under our guarantees, any such repayments could have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.
For additional discussion about our investment in Cameron LNG JV, JV financing, the risks discussed above and other risks relating to the Cameron LNG JV liquefaction export project that could adversely affect our future performance, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
Expansion of the Cameron LNG JV liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from the project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Discussions among all the Cameron LNG JV partners have been taking place regarding how an expansion may be structured and we expect that discussions will continue. There can be no assurance that the Cameron LNG JV members will unanimously agree on an expansion structure, which, if not accomplished, could materially and adversely impact the development of the expansion project. In light of this and other considerations described below, we are unable to predict whether or when Cameron LNG JV might be able to move forward on expansion of the Cameron LNG JV liquefaction facility beyond the first three trains.
In November 2018, Sempra Energy and TOTAL SE entered into an MOU that provides a framework for cooperation for the development of the potential Cameron LNG JV expansion project and the potential ECA LNG JV liquefaction export project that we describe below. The MOU contemplates TOTAL SE potentially contracting for up to approximately 9 Mtpa of LNG offtake across these two development projects. In addition, in October 2019, Sempra Energy and Mitsui & Co., Ltd. entered into an MOU that provides a framework for potential offtake by Mitsui & Co., Ltd. from the potential Cameron LNG JV expansion project and the second phase of the potential ECA LNG JV liquefaction project. In May 2020, Sempra Energy and Mitsubishi Corporation entered into an MOU that provides a framework for development of and potential offtake by Mitsubishi Corporation from the potential Cameron LNG JV expansion project. The ultimate participation of and offtake by TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation remains subject to negotiation and finalization of definitive agreements, among other factors, and TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation have no commitment to participate in or offtake from the projects.
The development of the potential Cameron LNG JV expansion project is subject to numerous other risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements; reaching a final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.

ECA LNG JV Liquefaction Export Projects
Through a JV agreement, Sempra LNG and IEnova are developing two proposed natural gas liquefaction export projects at IEnova’s existing ECA LNG Regasification facility. The proposed liquefaction export projects, which are planned for development in two phases (a mid-scale project referred to as ECA LNG JV Phase 1 and a large-scale project referred to as ECA LNG JV Phase 2), are being developed to provide buyers with direct access to West Coast LNG supplies. The ECA LNG Regasification facility currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, which historically have been profitable (however, see the discussion under “Sempra Mexico” in Note 11 of the Notes to Condensed Consolidated Financial Statements regarding ongoing disputes with the two third-party capacity customers at the ECA LNG Regasification facility), making the decisions on whether and how to pursue the ECA LNG JV Phase 2 project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts. We do not believe that the development of ECA LNG JV Phase 1 will disrupt operations at the ECA LNG Regasification facility.
In March 2019, ECA LNG JV received two authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from its proposed ECA LNG JV Phase 1 project, a one-train natural gas liquefaction facility with a nameplate capacity of 3.25 Mtpa and initial offtake capacity of approximately 2.5 Mtpa, and its proposed ECA LNG JV Phase 2 project, each of which is in development.
On February 27, 2020, we entered into an EPC contract with TechnipFMC for the engineering, procurement and construction of ECA LNG JV Phase 1. We have no obligation to move forward on the EPC contract, and we may release TechnipFMC to perform portions of the work pursuant to limited notices to proceed. We plan to fully release TechnipFMC to perform all of the work to construct ECA LNG JV Phase 1 only after we reach a final investment decision with respect to the project and after certain other conditions are met. The total price of the EPC contract for ECA LNG JV Phase 1 is estimated at approximately $1.5 billion, which TechnipFMC has agreed to uphold until November 13, 2020, at which time the EPC contract, including the price, may be subject to renegotiation. We estimate that capital expenditures for the proposed ECA LNG JV Phase 1 will approximate $2.0 billion, including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ, perhaps substantially, from our estimates.
In April 2020, ECA LNG JV executed definitive 20-year LNG sale and purchase agreements with Mitsui & Co., Ltd. and an affiliate of TOTAL SE for approximately 0.8 Mtpa of LNG and 1.7 Mtpa of LNG from ECA LNG JV Phase 1, respectively. Each agreement remains subject to certain customary conditions of effectiveness, including our final investment decision for the project. The MOU with TOTAL SE, provides a framework for it to acquire an equity interest in ECA LNG JV Phase 1. In addition, the MOU with Mitsui & Co., Ltd. provides a framework for Mitsui & Co., Ltd.’s potential offtake of LNG from, and potential acquisition of an equity interest in, ECA LNG JV Phase 2. We discuss these MOUs further under “Cameron LNG JV Liquefaction Expansion Project (Phase 2)” above.
A final investment decision for ECA LNG JV Phase 1 is contingent on the receipt of an export permit from the Mexican government. Operations at certain relevant regulatory agencies in Mexico remain limited due to the COVID-19 pandemic, which has added to the uncertainty of the timing of the receipt of this permit and is contributing to a delay of our final investment decision.
The development of both the ECA LNG JV Phase 1 and ECA LNG JV Phase 2 projects is subject to numerous risks and uncertainties, including obtaining binding customer commitments for Phase 2; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract for Phase 2, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a final investment decision for Phase 1 and Phase 2; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges, or an extended dispute with existing customers at the ECA LNG Regasification facility, could materially and adversely affect the development of these projects and Sempra Energy’s financial condition, results of operations, cash flows and prospects, including the impairment of all or a substantial portion of the capital costs invested in the projects to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Port Arthur LNG Liquefaction Export Project
Sempra LNG is developing a proposed natural gas liquefaction export project on a greenfield site that it owns in the vicinity of Port Arthur, Texas, located along the Sabine-Neches waterway. Sempra LNG received authorizations from the DOE in August 2015 and May 2019 that collectively permit the LNG to be produced from the proposed Port Arthur LNG project to be exported to all current and future FTA and non-FTA countries.
In April 2019, the FERC approved the siting, construction and operation of the proposed Port Arthur LNG liquefaction facility,

along with certain natural gas pipelines, including the Louisiana Connector and Texas Connector Pipelines, that could be used to supply feed gas to the liquefaction facility, assuming the project is completed.
On February 28, 2020, we entered into an EPC contract with Bechtel for the proposed Port Arthur LNG liquefaction project. The EPC contract contemplates the construction of two liquefaction trains with a nameplate capacity of approximately 13.5 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. We plan to fully release Bechtel to perform all of the work to construct the Port Arthur LNG liquefaction export project only after we reach a final investment decision with respect to the project and after certain other conditions are met, including obtaining project financing. When the EPC contract was executed, the price was estimated to be approximately $8.9 billion, depending on the timing of a full notice to proceed. Since we did not issue a full notice to proceed by October 15, 2020, we are in discussions with Bechtel regarding changes to the project schedule and renegotiating the EPC contract price. Any changes to the EPC contract will require the agreement of both parties, which cannot be assured.
In December 2018, Polish Oil & Gas Company (PGNiG) and Port Arthur LNG entered into a definitive 20-year agreement for the sale and purchase of 2 Mtpa of LNG per year from the Port Arthur LNG liquefaction export project. Under the agreement, LNG purchases by PGNiG from Port Arthur LNG will be made on a free-on-board basis, with PGNiG responsible for shipping the LNG from the Port Arthur facility to the final destination. Port Arthur LNG will manage the gas pipeline transportation, liquefaction processing and cargo loading. The agreement is subject to certain conditions precedent, including Port Arthur LNG making a positive final investment decision within certain agreed timelines. The failure of these conditions precedent to be satisfied or waived within the agreed timelines could result in the termination of the agreement.
In May 2019, Aramco Services Company and Sempra LNG signed a Heads of Agreement for the negotiation of a definitive 20-year LNG sale and purchase agreement for 5 Mtpa of LNG offtake from the Port Arthur LNG liquefaction export project. The Heads of Agreement also includes the negotiation of a 25% equity investment in the project. In January 2020, Aramco Services Company and Sempra LNG signed an Interim Project Participation Agreement, which sets forth certain mechanisms for the parties to work towards receipt of corporate approvals to enter into and proceed with the transaction, execution of the transaction agreements and the fulfillment or waiver of the conditions precedent contemplated by these agreements, making a final investment decision and other pre-final investment decision activities. The Heads of Agreement and Interim Project Participation Agreement do not obligate the parties to ultimately execute any agreements or participate in the project.
In November 2019, Port Arthur LNG commenced the relocation and upgrade of approximately three miles of highway where the Port Arthur LNG liquefaction export project would be located.
In February 2020, Sempra LNG filed a FERC application for the siting, construction and operation of a second phase at the proposed Port Arthur LNG facility, including the potential addition of two liquefaction trains.
We continue to work on completing all necessary milestones so that we are prepared to make a final investment decision for the proposed Port Arthur LNG liquefaction export project when appropriate. The impact of the COVID-19 pandemic on the global economy and the current uncertainty in the energy and financial markets has delayed the expected timing of our final investment decision from 2020 to 2021.
Development of the Port Arthur LNG liquefaction export project is subject to a number of risks and uncertainties, including obtaining additional customer commitments; completing the required commercial agreements, such as equity acquisitions and governance agreements, LNG sales agreements and gas supply and transportation agreements; completing construction contracts; securing all necessary permits and approvals; obtaining financing and incentives; reaching a final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra Energy’s financial condition, results of operations and prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Discontinued Operations
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, in January 2019, our board of directors approved a plan to sell our South American businesses. On April 24, 2020, we completed the sale of our equity interests in our Peruvian businesses for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments. On June 24, 2020, we completed the sale of our equity interests in our Chilean businesses for cash proceeds of $2,216 million, net of transaction costs and as adjusted for post-closing adjustments.
Our utilities in South America have historically provided relatively stable earnings and liquidity. We used a portion of the proceeds from the sales of these businesses to strengthen our balance sheet by repaying certain short-term borrowings and repurchasing shares of our common stock, and we intend to use the remaining proceeds to focus on capital investment in North America to support additional growth opportunities. We expect the cash provided by earnings from our capital investment will exceed the absence of cash flows from these discontinued operations. However, there can be no assurance that we will derive these anticipated benefits. Further, there can be no assurance that we will be able to redeploy the capital that we obtained from such sales in a way that results in cash flows or earnings exceeding those historically generated by these businesses.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$1,629	$983	$1,388
2019	2,118	754	813
Change	$(489)	$229	$575

Net increase in Insurance Receivable for Aliso Canyon primarily due to $149 higher accruals and $121 lower insurance proceeds received	$(272)		$(272)
Change in intercompany activities with discontinued operations, net, primarily due to $208 in common dividends received from our Peruvian businesses in 2019	(184)
Release of a regulatory liability related to 2016-2018 income tax expense forecasting differences	(175)	$(86)	(89)
Change in accounts receivable	(95)	(53)
Increase in prepaid insurance premiums		(44)
Change in income taxes receivable/payable, net		105	117
Higher net margin posted at Sempra LNG’s marketing operations	46
Higher distributions of earnings from Oncor Holdings	58
Change in accounts payable	85		72
Decrease in funding for Rabbi Trust	112
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	203	(118)	321
Higher net income, adjusted for noncash items included in earnings	204	133	76
Distributions of earnings from Cameron LNG JV in 2020	209
SDG&E’s initial shareholder contribution to the Wildfire Fund in September 2019	323	323
Net increase in Reserve for Aliso Canyon Costs primarily due to $280 higher accruals and $85 lower payments	365		365
Other	(28)	(31)	(15)
Change in net cash flows from discontinued operations primarily due to $1,161 income taxes paid related to the sale of our South American businesses	(1,340)
	$(489)	$229	$575

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$2,415	$(1,315)	$(1,345)
2019	(3,439)	(1,097)	(1,018)
Change	$5,854	$(218)	$(327)

Contributions to Oncor Holdings to fund Oncor’s purchase of InfraREIT in May 2019	$1,067
Distribution from Cameron LNG JV in 2020	753
Contributions to Peruvian businesses in discontinued operations in 2019	583
Contributions to Chilean businesses in discontinued operations in 2019	394
Acquisition of investment in Sharyland Holdings in May 2019	102
Dividends received from Chilean businesses in discontinued operations in 2019	(129)
Net proceeds from the February 2019 sale of Sempra LNG’s non-utility natural gas storage assets	(322)
Net proceeds from the April 2019 sale of Sempra Renewables’ wind assets and investments	(569)
Dividends received from Peruvian businesses in discontinued operations in 2019	(583)
Increase in capital expenditures	(723)	$(252)	$(326)
Increase in loans to affiliate, net in 2019		25
Other	32	9	(1)
Change in net cash flows from discontinued operations mainly due to $5,781 proceeds, net of transaction costs paid, offset by $502 cash sold from the sale of our South American businesses	5,249
	$5,854	$(218)	$(327)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Nine months ended September 30,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$(710)	$1,055	$251
2019	1,575	330	192
Change	$(2,285)	$725	$59

Change in short-term debt, net	$(2,759)	$211	$(482)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(1,886)
Net proceeds from issuance of common stock from settlement of forward sale agreements in 2019	(728)
Repurchase of common stock under ASR program in 2020	(500)
Capital contribution from Otay Mesa Energy Center LLC in 2019 to repay Otay Mesa VIE’s loan	(175)	(175)
Equity contribution from Sempra Energy to fund initial shareholder contribution to the Wildfire Fund in September 2019		(322)
Higher common dividends paid	(138)	(200)	(50)
Higher issuances of short-term debt with maturities greater than 90 days	514
Net proceeds from issuance of series C preferred stock	890
Higher issuances of long-term debt	2,151	1,198	600
Other	(6)	13	(9)
Change in net cash flows from discontinued operations primarily from a $250 intercompany loan and $29 net increase in short-term debt in 2020 and $977 equity contribution from Sempra Energy, partially offset by $920 common dividends paid in 2019	352
	$(2,285)	$725	$59

Capital Expenditures, Investments and Acquisitions

EXPENDITURES FOR PP&E, INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Nine months ended September 30,
	2020	2019
SDG&E	$1,323	$1,071
SoCalGas	1,345	1,019
Sempra Texas Utilities	225	1,338
Sempra Mexico	443	420
Sempra Renewables	—	2
Sempra LNG	200	183
Parent and other	6	6
Total	$3,542	$4,039
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT. Excluding discontinued operations, in 2020, we expect to make capital expenditures and investments of approximately $5.6 billion, a decrease from the $5.9 billion projected in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The decrease is primarily attributable to a deferral of capital expenditures to 2021 at Sempra Mexico and a delay in our final investment decision for Phase 1 of the ECA LNG JV liquefaction export project at Sempra LNG, partially offset by an increase in contributions to Oncor Holdings.
COMMITMENTS
We discuss significant changes to contractual commitments in the first nine months of 2020, none of which were outside the ordinary course of our business, in Notes 7 and 11 of the Notes to Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS
In August 2014 and December 2019, Sempra Energy provided guarantees for 50.2% of Cameron LNG JV’s financing obligations for a maximum amount of up to $4.0 billion. The guarantees will terminate upon satisfaction of certain conditions, including all three trains achieving financial completion by September 30, 2021 (with up to an additional 365-day extension beyond such date permitted in cases of force majeure). However, if Cameron LNG JV fails to satisfy the financial completion criteria, a demand could be made under the guarantee for Sempra Energy’s 50.2% share of Cameron LNG JV’s obligations under the financing arrangements then due and payable, which could have a material adverse impact on Sempra Energy’s liquidity. We discuss these guarantees above in “Overview – Sempra LNG – Cameron LNG JV Three-Train Liquefaction Project (Phase 1),” in Note 6 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors” in the Annual Report.
In July 2020, Sempra Energy entered into a Support Agreement, which contains a guarantee and represents a variable interest, for the benefit of CFIN with a maximum exposure to loss of $979 million. The guarantee will terminate upon full repayment of the guaranteed debt by 2039, including repayment following an event in which the guaranteed debt is put to Sempra Energy. We discuss this guarantee in Notes 1, 6 and 9 of the Notes to Condensed Consolidated Financial Statements.
SDG&E has entered into PPAs and tolling agreements that are variable interests. Our investments in Oncor Holdings and Cameron LNG JV are variable interests. Sempra Energy’s other businesses may also enter into arrangements that could include variable interests. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We view certain accounting policies as critical because their application is the most relevant, judgmental, and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss these accounting policies in “Part II – Item 7. MD&A” in the Annual Report.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provide disclosure regarding derivative activity in Note 8 of the Notes to Condensed Consolidated Financial Statements. We discuss our market risk and risk policies in detail in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.
COMMODITY PRICE RISK
In the first nine months of 2020, there were no significant changes in our exposure to commodity price risk.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	September 30, 2020			December 31, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Short-term:
California Utilities	$—	$—	$—	$710	$80	$630
Other	772	—	—	2,798	—	—
Long-term:
California Utilities fixed-rate	$10,764	$6,305	$4,459	$8,949	$5,140	$3,809
California Utilities variable-rate	500	200	300	—	—	—
Other fixed-rate	11,598	—	—	11,561	—	—
Other variable-rate	734	—	—	746	—	—
(1)    After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at September 30, 2020 increased or decreased by 10%, the change in earnings over the next 12-month period ended September 30, 2021 would be negligible. If interest rates increased or decreased by 10% on all variable-rate long-term debt at September 30, 2020, after considering the effects of interest rate swaps, the change in earnings over the next 12-month period ended September 30, 2021 would be approximately $1 million.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. We completed the sales of our South American businesses in the second quarter of 2020 and are no longer exposed to changes in foreign currency and inflation rates in Peru and Chile. At September 30, 2020, there were no other significant changes to our exposure to foreign currency rate risk since December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Sempra Energy, SDG&E and SoCalGas maintain disclosure controls and procedures designed to ensure that information required to be disclosed in their respective reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the management of each company, including each respective principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in Sempra Energy’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters (1) described in Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements in this report and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Part II – Item 7. MD&A” in the Annual Report.

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries, you should consider carefully the risk factors and all other information contained in this report, including the factors discussed above in “Part I – Item 2. MD&A” and in this section, and in the other documents we file with the SEC, including the factors disclosed in “Part I – Item 1A. Risk Factors” in the Annual Report. Except as set forth below, there have been no material changes from the risk factors as previously disclosed in the Annual Report. Any of the risk factors and other information discussed in this report or any of the risk factors disclosed in “Part I – Item 1A. Risk Factors” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, could materially and adversely affect our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities or those of our subsidiaries.

Risks Related to All Sempra Energy Businesses
Our business faces risks related to the COVID-19 pandemic.
The COVID-19 pandemic is currently materially impacting communities, supply chains and markets around the world. The U.S. economy is experiencing a significant slowdown and claims for unemployment have increased to historic levels. To date, the COVID-19 pandemic has not had a material impact on our results of operations. However, we are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain business activities, among other modifications. If these or other similar measures were to increase or continue for an extended period, we could experience employee absenteeism, decreased efficiency and productivity by our workforce and other similar impacts that could jeopardize our ability to sustain operations and satisfy compliance requirements. We also have observed other companies, including our current and prospective counterparties, customers and partners, as well as many governments, including our regulators and other governing bodies that affect our businesses, taking precautionary, preemptive and responsive actions to address the effects of the COVID-19 pandemic, and they may take further actions that alter their normal operations. These actions by third parties could materially impact our operations, results, liquidity and ability to pursue capital projects and strategic initiatives. For example, the CPUC has required that all energy companies under its jurisdiction take action to implement several emergency customer protection measures to support California customers. The measures apply to all residential and small business customers affected by the COVID-19 pandemic and include suspending service disconnections due to nonpayment, waiving late payment fees, and offering flexible payment plans for customers experiencing difficulty paying their electric or gas bills. These actions have resulted in a reduction in payments received from our customers and an increase in uncollectible accounts, which could become material, and any inability to recover these costs could have a material adverse effect on the cash flows, financial condition and results of operations for Sempra Energy, SDG&E and SoCalGas. As another example, our final investment decision on Phase 1 of the proposed ECA LNG JV natural gas liquefaction project has been delayed due in part to the closure of non-essential activities in Mexico in response to the COVID-19 pandemic, which has further hindered our ability to obtain an export permit from the Mexican government that is necessary for the project to proceed. If this or other projects under development are further delayed due to continuing or worsening conditions caused by the COVID-19 pandemic or other related factors, the performance and prospects of our LNG export business could be materially adversely affected.
In addition, the economic slowdown caused by the COVID-19 pandemic and the current uncertainty in the global oil and gas markets, or a combination of these factors, have contributed to the delay of our projected final investment decision on our proposed Port Arthur LNG liquefaction export project from 2020 to 2021. These conditions, as well as potential disruptions of construction and development activity if our project counterparties implement or are required to implement stay-at-home or limited workforce measures in response to the pandemic, could result in substantial further delays of our LNG and other projects currently under development.
Further, the COVID-19 pandemic has adversely affected conditions in the capital markets and may adversely affect our cost of and access to capital, including from the capital markets generally, from commercial paper markets and from commercial banks. Although Sempra Energy, SDG&E and SoCalGas are not currently constrained in their ability to borrow money at reasonable rates, these circumstances could change if conditions worsen or continue for an extended period, which could have a material negative effect on our liquidity, results of operations, strategic initiatives and prospects. To date, the COVID-19 pandemic has resulted in a slowdown of our capital spending, which could worsen if conditions deteriorate or fail to improve in the near term and which could have a material adverse effect on Sempra Energy’s, SDG&E’s and SoCalGas’ results of operations and prospects.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS
The following table sets forth information about our common stock repurchase activity for the three months ended September 30, 2020:

PURCHASES OF EQUITY SECURITIES
(Dollars in millions, except per share amounts)
	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs(2)
July 1, 2020 - July 31, 2020	3,296,251	$122.27	3,296,251	$2,097
August 1, 2020 - August 31, 2020	793,124	$122.27	793,124	$2,000
Total	4,089,375	$122.27	4,089,375	$2,000
(1)    On September 11, 2007, our board of directors authorized the repurchase of shares of our common stock, provided that the amounts spent for such purpose do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares. This repurchase authorization had no expiration date. On July 1, 2020, we entered into an ASR program with Citibank, N.A. under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The total number of shares purchased was determined by dividing the $500 million purchase price by the arithmetic average of the volume-weighted average trading prices of shares of our common stock during the valuation period of July 2, 2020 through August 4, 2020, minus a fixed discount. The ASR program was completed on August 4, 2020, upon which date the aggregate dollar amount authorized by the September 11, 2007 share repurchase authorization was exhausted.
(2)    On July 6, 2020, our board of directors authorized the repurchase of shares of our common stock at any time and from time to time in an aggregate amount not to exceed the lesser of $2 billion or amounts spent to purchase no more than 25 million shares. This repurchase authorization was publicly announced on August 5, 2020 and has no expiration date. No shares have been repurchased under this authorization.

We may also, from time to time, purchase shares of our common stock to which participants would otherwise be entitled from long-term incentive plan participants who elect to sell a sufficient number of shares in connection with the vesting of RSUs and stock options in order to satisfy minimum statutory tax withholding requirements.

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

San Diego Gas & Electric Company
4.1	Seventieth Supplemental Indenture, dated as of September 28, 2020.		8-K	4.1	09/28/20

Southern California Gas Company
4.2	Senior Indenture, dated as of September 21, 2020, between Southern California Gas Company and U.S. Bank National Association, as trustee.		8-K	4.1	09/21/20

4.3	Officers’ Certificate of Southern California Gas Company, including the form of its Floating Rate Note due 2023.		8-K	4.2	09/21/20

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form	Exhibit or Appendix	Filing Date

EXHIBIT 10 -- MATERIAL CONTRACTS
Management Contract or Compensatory Plan, Contract or Arrangement
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.1	Form of Sempra Energy 2019 Long Term Incentive Plan 2020 Time-Based Restricted Stock Unit Award - Four Year Award Vest.	X

Sempra Energy
10.2	Amended and Restated Severance Pay Agreement between Sempra Energy and Kevin C. Sagara, signed October 3, 2020 and effective as of June 27, 2020.	X

10.3	Amended and Restated Severance Pay Agreement between Sempra Energy and Peter R. Wall, signed October 3, 2020 and effective as of July 1, 2020.	X

Sempra Energy / San Diego Gas & Electric Company
10.4	Severance Pay Agreement between Sempra Energy and Valerie A. Bille, signed September 30, 2020 and effective as of August 22, 2020.	X

Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: November 5, 2020	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and
Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 5, 2020	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer
(Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 5, 2020	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Vice President, Controller, Chief Financial Officer and
Chief Accounting Officer (Duly Authorized Officer)