Form 10-K
period 2020-12-31
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2021-02-25
CIK 1032208, 86521, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA ENERGY	California	33-0732627
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
555 West Fifth Street
Los Angeles, California 90013
(213) 244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
SEMPRA ENERGY:
Common Stock, without par value	SRE	New York Stock Exchange

6.75% Mandatory Convertible Preferred Stock, Series B, $100 liquidation preference	SREPRB	New York Stock Exchange

5.75% Junior Subordinated Notes Due 2079, $25 par value	SREA	New York Stock Exchange

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

Sempra Energy		☐
San Diego Gas & Electric Company		☐
Southern California Gas Company		☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.

Sempra Energy		☒
San Diego Gas & Electric Company		☒
Southern California Gas Company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes ☐	No ☒
San Diego Gas & Electric Company	Yes ☐	No ☒
Southern California Gas Company	Yes ☐	No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020:

Sempra Energy	$34.3 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$0
Southern California Gas Company	$0

Common Stock outstanding, without par value, as of February 22, 2021:

Sempra Energy	302,591,374 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SAN DIEGO GAS & ELECTRIC COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY GENERAL INSTRUCTION I(2).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Sempra Energy proxy statement to be filed for its May 2021 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

Portions of the Southern California Gas Company information statement to be filed for its June 2021 annual meeting of shareholders are incorporated by reference into Part III of this annual report on Form 10-K.

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
You should read this report in its entirety as it pertains to each respective reporting entity. No one section of the report deals with all aspects of the subject matter. Separate Part II – Items 6 and 8 are provided for each reporting entity, except for the Notes to Consolidated Financial Statements in Part II – Item 8. The Notes to Consolidated Financial Statements for all of the reporting entities are combined. All Items other than Part II – Items 6 and 8 are combined for the three reporting entities.

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

2016 GRC FD	final decision in the California Utilities’ 2016 General Rate Case
2019 GRC FD	final decision in the California Utilities’ 2019 General Rate Case
AB	California Assembly Bill
AFUDC	allowance for funds used during construction
AMP	Arrearage Management Payment Plan
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASR	accelerated share repurchase
ASU	Accounting Standards Update
Bay Gas	Bay Gas Storage Company, Ltd.
Bcf	billion cubic feet
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
Cal PA	California Public Advocates Office
CalGEM	California Geologic Energy Management Division (formerly known as Division of Oil, Gas, and Geothermal Resources or DOGGR)
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CARB	California Air Resources Board
CCA	Community Choice Aggregation
CCC	California Coastal Commission
CCM	cost of capital adjustment mechanism
CEC	California Energy Commission
CENACE	Centro Nacional de Control de Energía (Mexico’s National Center for Energy Control)
CENAGAS	Centro Nacional de Control de Gas
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
Chilquinta Energía	Chilquinta Energía, S.A. and its subsidiaries
CNBV	Comisión Nacional Bancaria y de Valores (Mexico’s National Banking and Securities Commission)
COFECE	Comisión Federal de Competencia Económica (Mexico’s Competition Commission)
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DA	Direct Access
DEN	Ductos y Energéticos del Norte, S. de R.L. de C.V.
DOE	U.S. Department of Energy
DOT	U.S. Department of Transportation
DWR	California Department of Water Resources
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2, collectively
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification facility
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
EMA	energy management agreement
Enova	Enova Corporation
EPA	U.S. Environmental Protection Agency
EPC	engineering, procurement and construction
EPS	earnings per common share

GLOSSARY (CONTINUED)

ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ERR	eligible renewable energy resource
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading Mexico S. de R.L. de C.V.
GCIM	Gas Cost Incentive Mechanism
GHG	greenhouse gas
GRC	General Rate Case
HMRC	United Kingdom’s Revenue and Customs Department
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IEnova Pipelines	IEnova Pipelines, S. de R.L. de C.V.
IMG JV	Infraestructura Marina del Golfo
InfraREIT	InfraREIT, Inc.
IOU	investor-owned utility
IRC	U.S. Internal Revenue Code of 1986 (as amended)
IRS	Internal Revenue Service
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JV	joint venture
kV	kilovolt
kW	kilowatt
kWh	kilowatt hour
LA Storage	LA Storage, LLC
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
LPG	liquid petroleum gas
LTIP	long-term incentive plan
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
Mississippi Hub	Mississippi Hub, LLC
MMBtu	million British thermal units (of natural gas)
MMcf	million cubic feet
Moody’s	Moody’s Investors Service, Inc.
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NAV	net asset value
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NOL	net operating loss
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange

GLOSSARY (CONTINUED)

O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
OIR	Order Instituting a Rulemaking
OMEC	Otay Mesa Energy Center
OMEC LLC	Otay Mesa Energy Center LLC
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSC	Order to Show Cause
Otay Mesa VIE	OMEC LLC VIE
PBOP	postretirement benefits other than pension
PE	Pacific Enterprises
PEMEX	Petróleos Mexicanos (Mexican state-owned oil company)
PG&E	Pacific Gas and Electric Company
PHMSA	Pipeline and Hazardous Materials Safety Administration
PP&E	property, plant and equipment
PPA	power purchase agreement
PRP	Potentially Responsible Party
PSEP	Pipeline Safety Enhancement Plan
PUCT	Public Utility Commission of Texas
PURA	Public Utility Regulatory Act
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
REC	renewable energy certificate
ROE	return on equity
ROU	right-of-use
RPS	Renewables Portfolio Standard
RSU	restricted stock unit
S&P	Standard & Poor’s
Saavi Energía	Saavi Energía S. de R.L. de C.V.
SB	California Senate Bill
SCAQMD	South Coast Air Quality Management District
SDG&E	San Diego Gas & Electric Company
SDTS	Sharyland Distribution & Transmission Services, L.L.C. (a subsidiary of InfraREIT)
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexican agency in charge of agriculture, land and urban development)
Sempra Global	holding company for most of Sempra Energy’s subsidiaries not subject to California or Texas utility regulation
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	6% mandatory convertible preferred stock, series A
series B preferred stock	6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra Energy’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Holdings	Sharyland Holdings, L.P.
Sharyland Utilities	Sharyland Utilities, L.L.C.
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
SONGS OII	CPUC’s Order Instituting Investigation into the SONGS Outage
STIH	Sempra Texas Intermediate Holding Company LLC
Support Agreement	support agreement, dated July 28, 2020, between Sempra Energy and Sumitomo Mitsui Banking Corporation
TAG JV	TAG Norte Holding, S. de R.L. de C.V.
Tangguh PSC	Tangguh PSC Contractors
TC Energy	TC Energy Corporation (formerly known as TransCanada Corporation)

GLOSSARY (CONTINUED)

TCJA	Tax Cuts and Jobs Act of 2017
TdM	Termoeléctrica de Mexicali
TechnipFMC	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of TechnipFMC plc
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TO4	Electric Transmission Owner Formula Rate, effective through December 31, 2018
TO5	Electric Transmission Owner Formula Rate, new application
TTHC	Texas Transmission Holdings Corporation
TTI	Texas Transmission Investment LLC
TURN	The Utility Reform Network
U.S. GAAP	accounting principles generally accepted in the United States of America
USMCA	United States-Mexico-Canada Agreement
VaR	value at risk
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

References in this report to “we,” “our,” “us,” “our company” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context. We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra Texas Utilities or Sempra Mexico segments or the utilities in our former South American businesses included in discontinued operations. All references in this report to our reportable segments are not intended to refer to any legal entity with the same or similar name.
Throughout this report, we refer to the following as Consolidated Financial Statements and Notes to Consolidated Financial Statements when discussed together or collectively:
▪the Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;
▪the Consolidated Financial Statements and related Notes of SDG&E and its VIE (until deconsolidation of the VIE in August 2019); and
▪the Financial Statements and related Notes of SoCalGas.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
We make statements in this report that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future, involve risks and uncertainties, and are not guarantees. Future results may differ materially from those expressed in any forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the filing date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or other factors.
Forward-looking statements can be identified by words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “under construction,” “in development,” “target,” “outlook,” “maintain,” “continue,” or similar expressions, or when we discuss our guidance, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those described in any forward-looking statements include risks and uncertainties relating to:
▪California wildfires, including the risks that we may be found liable for damages regardless of fault and that we may not be able to recover costs from insurance, the Wildfire Fund or in rates from customers
▪decisions, investigations, regulations, issuances or revocations of permits and other authorizations, renewals of franchises, and other actions by (i) the CFE, CPUC, DOE, PUCT, and other regulatory and governmental bodies and (ii) states, counties, cities and other jurisdictions in the U.S., Mexico and other countries in which we do business
▪the success of business development efforts, construction projects and major acquisitions and divestitures, including risks in (i) the ability to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) the ability to realize anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent of partners or other third parties
▪the resolution of civil and criminal litigation, regulatory inquiries, investigations and proceedings, and arbitrations, including, among others, those related to the Leak
▪the impact of the COVID-19 pandemic on our capital projects, regulatory approval processes, supply chain, liquidity and execution of operations
▪actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow on favorable terms and meet our substantial debt service obligations
▪moves to reduce or eliminate reliance on natural gas and the impact of volatility of oil prices on our businesses and development projects
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, acts of terrorism, computer system outages and other events that disrupt our operations, damage our facilities and systems, cause the release of harmful materials, cause fires and subject us to liability for property damage or personal injuries, fines and penalties, some of which may not be covered by insurance (including costs in excess of applicable policy limits), may be disputed by insurers or may otherwise not be recoverable through regulatory mechanisms or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power and natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, limitations on the withdrawal of natural gas from storage facilities, and equipment failures
▪cybersecurity threats to the energy grid, storage and pipeline infrastructure, the information and systems used to operate our businesses, and the confidentiality of our proprietary information and the personal information of our customers and employees
▪expropriation of assets, failure of foreign governments and state-owned entities to honor their contracts, and property disputes
▪the impact at SDG&E on competitive customer rates and reliability due to the growth in distributed and local power generation, including from departing retail load resulting from customers transferring to DA and CCA, and the risk of nonrecovery for stranded assets and contractual obligations
▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪volatility in foreign currency exchange and interest rates and commodity prices and our ability to effectively hedge these risks
▪changes in tax and trade policies, laws and regulations, including tariffs and revisions to international trade agreements that may increase our costs, reduce our competitiveness, or impair our ability to resolve trade disputes
▪other uncertainties, some of which may be difficult to predict and are beyond our control

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described herein and in other reports that we file with the SEC.

SUMMARY OF RISK FACTORS
There are a number of risks that you should understand before making an investment decision in our securities or the securities of our subsidiaries. This summary is not intended to be complete and should only be read together with the information set forth in “Risk Factors” in this report. If any of these risks occur, Sempra Energy’s and its subsidiaries’ businesses, cash flows, financial condition, results of operations and/or prospects could be materially and adversely affected, and the trading prices of Sempra Energy’s securities and those of its subsidiaries could substantially decline. These risks include, among others, the following:
Risks Related to Sempra Energy
▪Sempra Energy’s cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries and entities that are accounted for as equity method investments, such as Oncor Holdings and Cameron LNG JV.
▪The economic interest, voting rights and market value of our outstanding common and preferred stock may be adversely affected by any additional equity securities we may issue and, with respect to our common stock, by our outstanding preferred stock.
Risks Related to All Sempra Energy Businesses
▪Severe weather conditions, natural disasters, pandemics, accidents, equipment failures, explosions or acts of terrorism could materially adversely affect us.
▪The substantial debt service obligations of Sempra Energy, SDG&E and SoCalGas could have a material adverse effect on us, and with respect to Sempra Energy, could require additional equity securities issuances.
▪The availability and cost of debt or equity financing could be adversely affected by conditions in the financial markets and economic conditions generally, as well as other factors, and any such negative effects could materially adversely affect us.
▪Certain credit rating agencies may downgrade our credit ratings or place those ratings on negative outlook.
▪Our businesses are subject to complex governmental regulations and tax and accounting requirements and may be materially adversely affected by these regulations or requirements or any changes to them.
▪Our businesses require numerous permits, licenses, franchises, and other approvals and agreements from various federal, state, local and foreign governmental agencies, and the failure to obtain or maintain any of them could materially adversely affect us.
Risks Related to the California Utilities
▪Wildfires in California pose a significant risk to the California Utilities (particularly SDG&E) and Sempra Energy.
▪The electricity industry is undergoing significant change, including increased deployment of distributed energy resources, technological advancements, and political and regulatory developments.
▪Natural gas and natural gas storage have increasingly been the subject of political and public scrutiny, including a desire by some to substantially reduce or eliminate reliance on natural gas as an energy source.
▪The California Utilities are subject to extensive regulation by state, federal and local legislative and regulatory authorities, which may materially adversely affect us.
▪SoCalGas has incurred and may continue to incur significant costs, expenses and other liabilities related to the Leak, a substantial portion of which may not be recoverable through insurance.
Risks Related to Our Interest in Oncor
▪Certain ring-fencing measures, governance mechanisms and commitments limit our ability to influence the management and policies of Oncor.
▪Changes in the electric utility industry, including changes in regulation of ERCOT, could materially adversely affect Oncor, which could materially adversely affect us.
Risks Related to Our Businesses Other Than the California Utilities and Our Interest in Oncor
▪Project development activities may not be successful and projects under construction may not commence operation as scheduled, be completed within budget or operate at expected levels, which could have a material adverse effect on us.

▪Our businesses depend on the performance of counterparties, including with respect to long-term supply, sales and capacity agreements, and any failure by these parties to perform could result in substantial expenses and business disruptions and exposure to commodity price risk and volatility, any of which could materially adversely affect us.
▪Our international businesses and operations expose us to legal, tax, economic, geopolitical, management oversight, foreign currency and inflation risks and challenges.
Risks Related to Our Proposed IEnova Exchange Offer and Our Proposed Transaction Related to Sempra Infrastructure Partners
▪Our ability to complete our proposed IEnova exchange offer is subject to various conditions and other risks and uncertainties that could cause the transaction to be abandoned, delayed or restructured, which could materially adversely affect us.
▪We expect to issue shares of our common stock in the proposed exchange offer, which would dilute the voting interests and could dilute the economic interests of our current shareholders and may adversely affect the market value of our common stock and preferred stock.
▪The proposed exchange offer, if completed, would subject us to additional regulation and liability in Mexico.
▪Our proposed transaction related to Sempra Infrastructure Partners is subject to a number of risks and uncertainties.

PART I.

ITEM 1. BUSINESS
OVERVIEW
We are a California-based holding company with energy infrastructure investments in North America. Our businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers through regulated public utilities.
Sempra Energy was formed in 1998 through a business combination of Enova and PE, the holding companies of our regulated public utilities in California: SDG&E, which began operations in 1881, and SoCalGas, which began operations in 1867. We have since expanded our regulated public utility presence into Texas through our 80.25% interest in Oncor and 50% interest in Sharyland Utilities.
We have had a strong and growing presence in Mexico through IEnova. IEnova has a diverse portfolio of energy infrastructure projects and assets serving Mexico’s growing energy needs. Our energy infrastructure footprint includes our 50.2% interest in Cameron LNG JV, which is a natural gas liquefaction export facility operating in Louisiana, and construction and development of LNG projects and assets on the Gulf Coast and Pacific Coast of North America.
In 2018, we announced a multi-phase portfolio optimization initiative designed to sharpen our strategic focus on North America. We have since executed on that initiative by completing the sales of our renewables businesses and our non-utility natural gas storage assets in the U.S., and by completing the sales of our businesses in South America. We present the South American businesses as discontinued operations throughout this report.
Business Strategy
Our mission is to be North America’s premier energy infrastructure company. We are primarily focused on transmission and distribution investments among other areas that we believe are capable of producing stable cash flows and improved earnings visibility, with the goal of delivering safe and reliable energy to our customers and increasing shareholder value.
DESCRIPTION OF BUSINESS BY SEGMENT
Our business activities are organized under the following reportable segments:
▪SDG&E
▪SoCalGas
▪Sempra Texas Utilities
▪Sempra Mexico
▪Sempra LNG
SDG&E
SDG&E is a regulated public utility that provides electric services to a population of, at December 31, 2020, approximately 3.7 million and natural gas services to approximately 3.4 million of that population, covering a 4,100 square mile service territory in Southern California that encompasses San Diego County and an adjacent portion of Orange County.

SDG&E’s assets at December 31, 2020 covered the following territory:

San Clemente
Oceanside
Escondido
La Jolla
El Cajon
San Diego
Imperial Beach
Existing Battery Storage
Proposed Battery Storage
Transmission Line
Distribution Line
Natural Gas Line
Service Territory

Electric Utility Operations
Electric Transmission and Distribution System. Service to SDG&E’s customers is supported by its electric transmission and distribution system, which includes substations and overhead and underground lines. These electric facilities are primarily in the San Diego, Imperial and Orange counties of California, and in Arizona and Nevada and consisted of 2,129 miles of transmission lines, 23,926 miles of distribution lines and 183 substations at December 31, 2020. Periodically, various areas of the service territory require expansion to accommodate customer growth and maintain reliability and safety.
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
Mexico’s Baja California transmission system is connected to SDG&E’s system via two 230-kV interconnections with combined capacity of up to 600 MW in the north-to-south direction and 800 MW in the south-to-north direction, although it can be less under certain system conditions.
Edison’s transmission system is connected to SDG&E’s system via five 230-kV transmission lines.

Electric Resources. To meet customer demand, SDG&E supplies power from its own electric generation facilities and procures power on a long-term basis from other suppliers for resale through CPUC-approved purchased-power contracts or through purchases on a spot basis. SDG&E does not earn any return on commodity sales volumes. SDG&E’s supply at December 31, 2020 was as follows:

SDG&E – ELECTRIC RESOURCES(1)

	Contract	Net operating
	expiration date	capacity (MW)	% of total
Owned generation facilities, natural gas(2)		1,204	23%
Purchased-power contracts:
Renewables:
Wind	2023 to 2035	1,131	22
Solar	2030 to 2041	1,326	26
Other	2022 and thereafter	203	4
Tolling and other	2022 to 2042	1,292	25
Total		5,156	100%
(1)    Excludes approximately 107.5 MW of battery storage owned and approximately 174 MW of battery storage contracted.
(2)    SDG&E owns and operates four natural gas-fired power plants, three of which are in California and one of which is in Nevada.

Charges under contracts with suppliers are based on the amount of energy received or are tolls based on available capacity. Tolling contracts are purchased-power contracts under which SDG&E provides natural gas for generation to the energy supplier.
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
Customers and Demand. SDG&E provides electric services through the generation, transmission and distribution of electricity to the following customer classes:

SDG&E – ELECTRIC CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes(1) (millions of kWh)
	December 31,	Years ended December 31,
	2020	2020	2019	2018
Residential	1,317,080	6,606	5,982	6,336
Commercial	151,210	5,873	6,295	6,539
Industrial	370	1,842	2,044	2,169
Street and highway lighting	2,090	77	76	81
	1,470,750	14,398	14,397	15,125
CCA and DA	12,480	3,482	3,549	3,628
Total	1,483,230	17,880	17,946	18,753
(1)    Includes intercompany sales.

San Diego’s mild climate and SDG&E’s robust energy efficiency programs contribute to lower consumption by our customers. Rooftop solar installations continue to reduce residential and commercial volumes sold by SDG&E. At December 31, 2020, 2019 and 2018, the residential and commercial rooftop solar capacity in SDG&E’s territory totaled 1,423 MW, 1,233 MW and 1,023 MW, respectively.
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
Competition. SDG&E faces competition to serve its customer load from the growth in distributed and local power generation, including rooftop solar installations and battery storage, and the corresponding decrease in demand for power from departing retail load from customers transferring to load serving entities other than SDG&E. While SDG&E currently provides procurement service for the majority of its customer load, customers do have the ability to receive procurement service from a load serving entity other than SDG&E through programs such as DA and CCA. DA is currently limited by a cap based on gigawatt hours and CCA is only available if the customer’s local jurisdiction (city) offers such a program. Several local jurisdictions, including the City and County of San Diego and other municipalities, have implemented, are implementing or are considering implementing CCA, which could result in SDG&E providing procurement service for less than half of its current customer load as early as December 31, 2021. When customers are served by another load serving entity, SDG&E no longer procures electricity for this departing load and the associated costs of the utility’s procured resources could then be borne by SDG&E’s remaining bundled procurement customers. To help achieve the goal of ratepayer indifference (whether or not customers are served by DA or CCA), the CPUC revised the Power Charge Indifference Adjustment framework by adopting several refinements designed to equitably share costs among customers served by SDG&E and customers served by DA and CCA, which SDG&E implemented on January 1, 2019.
Natural Gas Utility Operations
We describe SDG&E’s natural gas utility operations below in “California Utilities’ Natural Gas Utility Operations.”
SoCalGas
SoCalGas is a regulated public utility that owns and operates a natural gas distribution, transmission and storage system that supplies natural gas to a population of, at December 31, 2020, approximately 22 million, covering a 24,000 square mile service territory that encompasses Southern California and portions of central California (excluding San Diego County, the City of Long Beach and the desert area of San Bernardino County).

SoCalGas’ assets at December 31, 2020 covered the following territory:

Bakersfield
Santa Barbara
La Goleta
Honor Rancho
Aliso Canyon
Los Angeles
Playa Del Rey
Oceanside
Escondido
San Diego
Natural Gas Storage
Distribution Line
Transmission Line
Service Territory

Natural Gas Utility Operations
We describe SoCalGas’ natural gas utility operations below in “California Utilities’ Natural Gas Utility Operations.”
California Utilities’ Natural Gas Utility Operations
Natural Gas Procurement and Transportation
At December 31, 2020, SoCalGas’ natural gas facilities included 3,059 miles of transmission and storage pipelines, 51,367 miles of distribution pipelines, 48,492 miles of service pipelines and nine transmission compressor stations, and SDG&E’s natural gas facilities consisted of 178 miles of transmission pipelines, 8,971 miles of distribution pipelines, 6,615 miles of service pipelines and one compressor station.
SoCalGas purchases natural gas under short-term and long-term contracts for the California Utilities’ core customers. SoCalGas purchases natural gas from various sources, including from Canada, the U.S. Rockies and the southwestern regions of the U.S. Purchases of natural gas are primarily priced based on published monthly bid-week indices.
To support the delivery of natural gas supplies to its distribution system and to meet the seasonal and annual needs of customers, SoCalGas has firm interstate pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation rights. Energy companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company and Kern River Gas Transmission Company, provide transportation services into SoCalGas’ intrastate transmission system for supplies purchased by SoCalGas from outside of California and its transportation customers.
Natural Gas Storage
SoCalGas owns four natural gas storage facilities with a combined working gas capacity of 137 Bcf and over 150 injection, withdrawal and observation wells that provide natural gas storage services for core, noncore and non-end-use customers. SoCalGas’ and SDG&E’s core customers are allocated a portion of SoCalGas’ storage capacity. SoCalGas offers the remaining storage capacity for sale to others, including SDG&E for its non-core customer requirements. Natural gas withdrawn from storage is important to help maintain service reliability during peak demand periods, including consumer heating needs in the winter, as well as peak electric generation needs in the summer. The Aliso Canyon natural gas storage facility has a storage capacity of 86 Bcf and, subject to the CPUC limitations described below, represents 63% of SoCalGas’ natural gas storage capacity. SoCalGas discovered a natural gas leak at one of its wells at the Aliso Canyon natural gas storage facility in October 2015 and permanently sealed the well in February 2016. SoCalGas was subsequently authorized to make limited withdrawals and injections of natural gas at the Aliso Canyon natural gas storage facility and has been directed by the CPUC to maintain up to 34 Bcf of working gas at the facility to help achieve reliability for the region at reasonable rates as determined by the CPUC. To help maintain system reliability, the CPUC issued a protocol authorizing withdrawals of natural gas from the facility if available gas supply and gas prices reach defined thresholds for SoCalGas’ system, as determined by the protocol. We discuss the Leak in Note 16 of the Notes to Consolidated Financial Statements, in “Part I – Item 1A. Risk Factors” and in “Part II – Item 7. MD&A – Capital Resources and Liquidity – SoCalGas.”
Customers and Demand
SoCalGas and SDG&E sell, distribute and transport natural gas. SoCalGas purchases and stores natural gas for its core customers in its territory and SDG&E’s territory on a combined portfolio basis. SoCalGas also offers natural gas transportation and storage services for others.

CALIFORNIA UTILITIES – NATURAL GAS CUSTOMER METERS AND VOLUMES

	Customer meter count	Volumes (Bcf)(1)
	December 31,	Years ended December 31,
	2020	2020	2019	2018
SDG&E:
Residential	869,520
Commercial	28,690
Electric generation and transportation	2,870
Natural gas sales		43	45	40
Transportation		40	26	28
Total	901,080	83	71	68
SoCalGas:
Residential	5,792,600
Commercial	248,720
Industrial	24,880
Electric generation and wholesale	40
Natural gas sales		312	329	297
Transportation		572	547	553
Total	6,066,240	884	876	850
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
Demand for natural gas largely depends on the health and expansion of the Southern California economy, prices of alternative energy products, consumer preference, environmental regulations, legislation, California’s energy policy supporting increased electrification and renewable power generation, and the effectiveness of energy efficiency programs. Other external factors such as weather, the price of and demand for electricity, the use of hydroelectric power, the use of and further development of renewable energy resources and energy storage, development of new natural gas supply sources, demand for natural gas outside

California, and general economic conditions can also result in significant shifts in market price, which may in turn impact demand.
One of the larger sources for natural gas demand is electric generation. Natural gas-fired electric generation within Southern California (and demand for natural gas supplied to such plants) competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be affected by the overall demand for electricity, growth in self-generation from rooftop solar, the addition of more efficient gas technologies, new energy efficiency initiatives, and the degree to which regulatory changes in electric transmission infrastructure investment divert electric generation from the California Utilities’ respective service areas. The demand for natural gas may also fluctuate due to volatility in the demand for electricity due to seasonality, weather conditions and other impacts, and the availability of competing supplies of electricity such as hydroelectric generation and other renewable energy sources. Given the significant quantity of natural gas-fired generation, we believe natural gas is a dispatchable fuel that can help provide electric reliability in our California service territories.
The natural gas distribution business is subject to seasonality, and cash provided by operating activities generally is greater during and immediately following the winter heating months. As is prevalent in the industry, but subject to current regulatory limitations, SoCalGas usually injects natural gas into storage during the summer months (April through October), which reduces cash provided by operating activities during this period, and usually withdraws natural gas from storage during the winter months (November through March). Cash provided by operating activities during the winter months generally increases, when customer demand is higher.
Sempra Texas Utilities
Sempra Texas Utilities is comprised of our equity method investments in Oncor Holdings, which we acquired in March 2018, and Sharyland Holdings, which we acquired in May 2019. We discuss these acquisitions in Note 5 of the Notes to Consolidated Financial Statements. Oncor Holdings, which is an indirect, wholly owned entity of Sempra Energy, owns an 80.25% interest in Oncor. TTI owns the remaining 19.75% interest in Oncor. Sempra Energy owns an indirect, 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities.
Sempra Texas Utilities’ assets at December 31, 2020 covered the following territory:

Oncor
Oncor is a regulated electric transmission and distribution utility that operates in the north-central, eastern, western and panhandle regions of Texas. Oncor delivers electricity to end-use consumers through its transmission and distribution systems, and also provides transmission grid connections to merchant generation facilities and interconnections to other transmission grids in Texas.
At December 31, 2020, Oncor had 4,396 employees, including 767 employees under collective bargaining agreements.
Certain ring-fencing measures, governance mechanisms and commitments, which we describe in “Part I – Item 1A. Risk Factors,” are in effect and are intended to enhance Oncor Holdings’ and Oncor’s separateness from their owners and to mitigate the risk that these entities would be negatively impacted by the bankruptcy of, or other adverse financial developments affecting, their owners. Sempra Energy does not control Oncor Holdings or Oncor, and the ring-fencing measures, governance mechanisms and commitments limit our ability to direct the management, policies and operations of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends, strategic planning and other important corporate issues and actions, including limited representation on the Oncor Holdings and Oncor boards of directors. Because Oncor Holdings and Oncor are managed independently (i.e., ring-fenced), we account for our 100% ownership interest in Oncor Holdings as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements for information about our equity method investment in Oncor Holdings.
Electricity Transmission. Oncor’s electricity transmission business is responsible for the safe and reliable operations of its transmission network and substations. These responsibilities consist of the construction and maintenance of transmission facilities and substations and the monitoring, controlling and dispatching of high-voltage electricity over its transmission facilities in coordination with ERCOT, which we discuss below in “Regulation – Utility Regulation – ERCOT Market.”

At December 31, 2020, Oncor’s transmission system included approximately 18,127 circuit miles of transmission lines, 336 transmission stations and 806 distribution substations, which are interconnected to 115 generation facilities totaling 41,986 MW.
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
Electricity Distribution. Oncor’s electricity distribution business is responsible for the overall safe and reliable operation of distribution facilities, including electricity delivery, power quality and system reliability. These responsibilities consist of the ownership, management, construction, maintenance and operation of the electricity distribution system within its certificated service area. Oncor’s distribution system receives electricity from the transmission system through substations and distributes electricity to end-users and wholesale customers through 3,660 distribution feeders.
Oncor’s distribution system included more than 3.7 million points of delivery at December 31, 2020 and consisted of 121,129 miles of overhead and underground lines.
Distribution revenues from residential and small business users are based on actual monthly consumption (kWh) and distribution revenues from large commercial and industrial users are based on, depending on size and annual load factor, either actual monthly demand (kW) or the greater of actual monthly demand (kW) or 80% of peak monthly demand during the prior eleven months.
Customers and Demand. Oncor operates the largest transmission and distribution system in Texas. Oncor delivers electricity to more than 3.7 million homes and businesses in a territory with an estimated population in excess of 10 million and operates more than 139,000 miles of transmission and distribution lines at December 31, 2020. The consumers of the electricity Oncor delivers are free to choose their electricity supplier from retail electric providers who compete for their business. Accordingly, Oncor is not a seller of electricity, nor does it purchase electricity for resale. Rather, Oncor provides transmission services to its electricity distribution business as well as non-affiliated electricity distribution companies, cooperatives and municipalities and distribution services to retail electric providers that sell electricity to retail customers. At December 31, 2020, Oncor’s distribution customers consisted of approximately 95 retail electric providers and certain electric cooperatives in its certificated service area.
Oncor’s transmission and distribution assets are located in over 120 counties and more than 400 incorporated municipalities, including Dallas/Fort Worth and surrounding suburbs, Waco, Wichita Falls, Odessa, Midland, Tyler, Temple, Killeen and Round Rock, among others. Most of Oncor’s power lines have been constructed over lands of others pursuant to easements or along public highways, streets and rights-of-way as permitted by law.
Oncor’s revenues and results of operations are subject to seasonality, weather conditions and other electricity usage drivers, with revenues being highest in the summer.
Competition. Oncor operates in certificated areas designated by the PUCT. The majority of Oncor’s service territory is single certificated, with Oncor as the only certificated electric transmission and distribution provider. However, in multi-certificated areas of Texas, Oncor competes with certain other utilities and rural electric cooperatives for the right to serve end-use customers.
Sharyland Utilities
Sharyland Utilities is a regulated electric transmission utility that owns and operates, at December 31, 2020, approximately 63 miles of electric transmission lines in south Texas, including a direct current line connecting Mexico and assets in McAllen, Texas. Sharyland Utilities is responsible for providing safe, reliable and efficient transmission and substation services and investing to support infrastructure needs throughout the ERCOT grid, which we discuss below in “Regulation – Utility Regulation – ERCOT Market.” Transmission revenues are provided under tariffs approved by the PUCT.
Sempra Mexico
Our Sempra Mexico segment includes the operating companies of our subsidiary, IEnova, as well as certain holding companies and risk management activities. IEnova develops, owns and operates, or holds interests in, energy infrastructure in Mexico in three key energy markets: gas, power and storage. IEnova’s gas business includes pipeline services for natural gas and ethane and associated or stand-alone compression assets, as well as its natural gas marketing business and natural gas distribution business. In its power business, IEnova operates a natural-gas-fired combined-cycle power plant and wind and solar power generation facilities, and is constructing and developing additional wind and solar power generation facilities. IEnova’s storage business includes refined products storage, its LPG storage and pipeline systems, and its ECA Regas Facility. Currently, IEnova is constructing and developing marine and land terminals for the receipt, storage and delivery of liquid fuels.

Sempra Energy beneficially owned 70.2% of IEnova at December 31, 2020, with the remaining shares held by NCI and traded on the Mexican Stock Exchange under the symbol IENOVA. The CNBV regulates the shares, which are registered with the Mexican National Securities Registry (Registro Nacional de Valores) maintained by the CNBV. On December 2, 2020, we announced a non-binding offer to acquire all outstanding publicly held shares of IEnova in exchange for shares of our common stock at a rate of 0.0313 shares of our common stock for each one IEnova ordinary share, which exchange ratio remains subject to approval by the Sempra Energy board of directors and, if successful, would increase Sempra Energy’s ownership interest in IEnova to 100% assuming that all IEnova public shareholders tender their shares. On December 1, 2020, we filed an application with the CNBV and on January 12, 2021, we filed a registration statement with the SEC, in each case in connection with the exchange offer. As part of the exchange offer, Sempra Energy intends to list its common stock on the Mexican Stock Exchange. We expect to complete this transaction in the second quarter of 2021, subject to authorization by the SEC, CNBV and Mexican Stock Exchange and other closing conditions. The proposed exchange offer is subject to a number of risks that are discussed in “Part I – Item 1A. Risk Factors.”
At December 31, 2020, Sempra Mexico’s assets covered the following territory:

Energía Sierra Juárez I & II
TGN Pipeline
Baja Refinados Terminal
Energía Costa Azul Regasification
Termoeléctrica de Mexicali
Gasoducto Rosarito Pipeline
Ecogas Mexicali
Rumorosa Solar
Aguaprieta Pipeline
Border Solar
San Isidro-Samalayuca Pipeline
Samalayuca Pipeline
Pima Solar
Don Diego Solar
Ecogas Chihuahua
Ojinaga - El Encino Pipeline
Sonora Pipeline Sasabe-Puerto Libertad-Guaymas
Empalme Lateral
Sonora Pipeline Guaymas-El Oro
Topolobampo Marine Terminal
Los Ramones I Pipeline
TDF LPG Pipeline
San Fernando Pipeline
Ventika Wind
Ecogas La Laguna - Durango
Sur de Texas-Tuxpan (Marine)
Los Ramones Norte Pipeline
Tepezalá II Solar
Guadalajara LPG/ Storage Terminal
Mexico City Terminal
Veracruz Marine Terminal
Puebla Terminal
Manzanillo Marine Terminal
Ethane Pipeline
Operating Electric Asset
Electric Asset Under Construction
Electric Asset in Development
Mexican Gas Utility
Operating Gas/Liquids Asset
Gas/Liquids Asset Under Construction
Gas/Liquids Asset in Development
IEnova Territory
Gas Pipeline

Gas Business
Pipelines and Related Assets. At December 31, 2020, IEnova’s pipeline and related assets consisted of 1,850 miles of natural gas transmission pipelines, 15 natural gas compression stations (two of which are under construction) and 139 miles of ethane pipelines in Mexico. These pipeline assets had design capacity of over 16,400 MMcf per day of natural gas, 204 MMcf per day of ethane gas and 106,000 barrels per day of ethane liquid. IEnova’s pipeline and related assets are contracted under long-term, U.S. dollar-based agreements with major industry participants such as the CFE, CENAGAS, PEMEX, Shell Mexico, Gazprom, Saavi Energía and other similar counterparties.
Natural Gas Distribution. IEnova’s natural gas distribution regulated utility, Ecogas, operates in three separate distribution zones in Mexico with approximately 2,729 miles of pipeline, and had approximately 136,000 customer meters (serving more than 441,000 residential, commercial and industrial consumers) with sales volume of approximately eight MMcf per day in 2020.

Ecogas relies on supply and transportation services from Sempra LNG and SoCalGas for the natural gas it distributes to its customers. If these affiliates fail to perform and Ecogas is unable to obtain supplies of natural gas from alternate sources, Ecogas could lose customers and sales volume and could also be exposed to commodity price risk and volatility.
Natural Gas Marketing. IEnova’s natural gas marketing business, IEnova Marketing, S. de R.L. de C.V. (IEnova Marketing), purchases LNG for storage and regasification at the ECA Regas Facility and sells natural gas to affiliates and third-party customers. This business also purchases natural gas from Sempra Energy affiliates in order to sell it to IEnova customers in Baja California, including the CFE, which purchases such natural gas to power its plants in Rosarito, Baja California, and IEnova’s TdM combined-cycle power plant. IEnova Marketing also supplies natural gas purchased from Sempra Energy affiliates to third-party industrial customers in Mexicali, Chihuahua, Torreón and Durango. At December 31, 2020, IEnova Marketing served over 150 customers.
Power Business
Renewable Power Generation. IEnova develops, invests in and operates renewable energy generation facilities that have long-term PPAs to sell the electricity they generate to their customers, which are generally load serving entities, as well as industrial and other customers. Load serving entities sell electric service to their end-users and wholesale customers upon receipt of power delivery from these energy generation facilities, while industrial and other customers consume the electricity to run their facilities. At December 31, 2020, IEnova had a fully contracted, total nameplate capacity of 1,041 MW related to its wind and solar power generation facilities that were either fully operating or under construction. Some of these facilities are impacted by regulatory actions by the Mexican government and related litigation, which we discuss in Note 16 of the Notes to Consolidated Financial Statements.

IENOVA – RENEWABLE POWER GENERATION

	Location	Contract expiration date	Nameplate capacity (MW)
Wind power generation facilities:
ESJ – first phase(1)	Tecate, Baja California	2035	155
ESJ – second phase(1)(2)	Tecate, Baja California	2041	108
Ventika(3)	Nuevo León	2036	252
Solar power generation facilities:
Border(4)	Chihuahua	2032 and 2037	150
Don Diego	Sonora	2036 and 2037	125
Pima	Sonora	2039	110
Rumorosa	Baja California	2034	41
Tepezalá	Aguascalientes	2034	100
Total			1,041
(1)    Includes 100% of the nameplate capacity, in which IEnova owns a 50% interest.
(2)    We expect to start commercial operations in late 2021 or in the first quarter of 2022.
(3)    Two adjacent wind power generation facilities.
(4)    We expect to start commercial operations in the first half of 2021.

Natural Gas-Fired Generation. TdM is a 625-MW natural gas-fired power plant located in Mexicali, Baja California, Mexico that generates revenue from selling electricity and/or resource adequacy to the California ISO and to governmental, public utility and wholesale power marketing entities. It also has an EMA with Sempra LNG for energy marketing, scheduling and other related services to support its sales of generated power into the California electricity market. Under the EMA, TdM pays fees to Sempra LNG for these revenue-generating services. TdM also purchases fuel from Sempra LNG. IEnova records revenue for the sale of power generated by TdM and records cost of sales for the purchases of natural gas and energy management services provided by Sempra LNG.
Storage Business
LNG Regasification. IEnova operates its ECA Regas Facility in Baja California, Mexico. The ECA Regas Facility is capable of processing one Bcf of natural gas per day and has a storage capacity of 320,000 cubic meters in two tanks of 160,000 cubic meters each. The facility generates revenues from reservation and usage fees under terminal capacity agreements and nitrogen injection service agreements with Shell Mexico and Gazprom, expiring in 2028, that permit them, together, to use one-half of the terminal’s capacity. The land on which the ECA Regas Facility is situated is the subject of litigation, and Shell Mexico and Gazprom have commenced binding arbitration to terminate these agreements and seek other relief, both of which we discuss in Note 16 of the

Notes to Consolidated Financial Statements, in “Part I – Item 1A. Risk Factors” and in “Part II – Item 7. MD&A – Capital Resources and Liquidity.”
Sempra LNG has an agreement with IEnova to supply LNG to the ECA Regas Facility. In connection with Sempra LNG’s purchase agreement with Tangguh PSC, IEnova purchases from Sempra LNG the LNG delivered by Tangguh PSC to the ECA Regas Facility. IEnova uses the natural gas produced from this LNG and natural gas purchased in the market or through Sempra LNG’s marketing operations to supply a contract for the sale of natural gas to the CFE at prices that are based on the SoCal Border index. If LNG volumes received from Tangguh PSC are not sufficient to satisfy the commitment to the CFE, IEnova may purchase natural gas from Sempra LNG’s marketing operations.
Although the LNG purchase agreement with Tangguh PSC specifies a number of cargoes to be delivered annually, actual cargoes delivered have been significantly lower than the maximum specified under the agreement. As a result, Sempra LNG is contractually required to make monthly indemnity payments to IEnova for failure to deliver the contracted LNG.
IEnova entered into an agreement to assign its contracted capacity at the ECA Regas Facility to ECA LNG Phase 1. Both parties will make use of the capacity through the expiration of the LNG purchase agreement with Tangguh PSC in 2029, and ECA LNG Phase 1 will be the sole user of this capacity thereafter.
LPG Storage and Associated Systems. IEnova owns and operates the TDF, S. de R. L. de C. V. (TDF) pipeline system and the Guadalajara LPG terminal. At December 31, 2020, the TDF pipeline system consisted of approximately 118 miles of a 12-inch diameter LPG pipeline with a design capacity of 34,000 barrels per day and associated storage and dispatch facilities. The TDF pipeline system runs from PEMEX’s Burgos facility in the state of Tamaulipas to IEnova’s delivery facility near the city of Monterrey, Nuevo León. IEnova’s Guadalajara LPG terminal is an 80,000-barrel LPG storage facility near Guadalajara, Jalisco, with associated loading and dispatch facilities, and serves the LPG needs of Guadalajara, Mexico.
Refined Products Storage. IEnova’s refined products storage business develops systems for the receipt, storage and delivery of refined products, principally gasoline, diesel and jet fuel, throughout the states of Baja California, Colima, Puebla, Sinaloa, Veracruz, Valle de México and Jalisco for private companies. At December 31, 2020, IEnova had marine and inland terminals under development and construction, with a projected storage capacity of approximately 8,000,000 barrels, which may be expanded. We expect the inland terminals in the vicinity of Mexico City and Puebla and the Veracruz and Topolobampo marine terminals to reach commercial operations in various dates in 2021.
Demand and Competition
IEnova competes with Mexican and foreign companies for certain new energy infrastructure projects in Mexico. Some of its competitors (including public or state-operated companies and their affiliates) may have better access to capital and greater financial and other resources, which could give them a competitive advantage in bidding for such projects.
Ecogas faces competition from other distributors of natural gas in each of its three distribution zones in Mexicali, Chihuahua and La Laguna-Durango as other distributors of natural gas build or consider building natural gas distribution systems. IEnova’s pipeline and storage facilities businesses compete with other regulated and unregulated pipeline and storage facilities. They compete primarily on the basis of price (in terms of storage and transportation fees), available capacity and interconnections to downstream markets.
The overall demand for natural gas distribution services increases during the winter months, while the overall demand for power increases during the summer months.
Generation from IEnova’s renewable energy assets is susceptible to fluctuations in naturally occurring conditions such as wind, inclement weather and hours of sunlight. Because IEnova sells power that it generates at its ESJ wind power generation facility into California, IEnova’s future performance and the demand for renewable energy may be impacted by U.S. state mandated requirements to deliver a portion of total energy load from renewable energy sources. The rules governing these requirements in California are generally known as the RPS Program. In California, certification of a generation project by the CEC as an ERR allows the purchase of output from such generation facility to be counted towards fulfillment of the RPS Program requirements, if such purchase meets the provisions of SB X1-2, the California Renewable Energy Resources Act. The RPS Program may affect the demand for output from renewables projects developed by IEnova, particularly the demand from California’s utilities. We expect to pursue ERR certification for all our IEnova renewable facilities providing power to California as they become operational.
TdM competes daily with other generating plants that supply power into the California electricity market. Several of the wholesale markets supplied by merchant power plants have experienced significant pricing declines due to the imbalance between supply and demand. IEnova manages commodity price risk at TdM by using a mix of day ahead sales of energy, energy spreads hedging, ancillary services, and short-term to medium-term capacity sales.
The LNG regasification business is impacted by worldwide LNG market prices. High LNG prices in markets outside the market in which IEnova’s ECA Regas Facility operates have resulted and could continue to result in lower than expected deliveries of LNG cargoes to the ECA Regas Facility, which could increase costs if IEnova is instead required to obtain LNG in the open market at prevailing prices. Any inability to obtain expected LNG cargoes could also impact IEnova’s ability to maintain the minimum level of LNG required to keep the ECA Regas Facility in operation at the proper temperature. Prices in international LNG markets through which IEnova must purchase natural gas to meet its contractual obligations to deliver natural gas to customers may also affect IEnova Marketing’s operations, which could have an adverse impact on its earnings, but may be mitigated in part by the indemnity payments from Sempra LNG.
Sempra LNG
Sempra LNG develops, builds, operates and invests in natural gas liquefaction export facilities, including natural gas pipelines and infrastructure, and buys, sells and transports natural gas through its marketing operations, all within North America.
At December 31, 2020, Sempra LNG owned or held interests in the following assets:

Operating Infrastructure
Infrastructure Under Construction
Infrastructure in Development
Operating Gas Pipeline
Gas Pipeline in Development
West Coast Assets
Gulf Coast Assets
CA
AZ
SON
BCN
ECA LNG Phase 1 & ECA LNG Phase 2
AR
LA
MS
TX
Port Arthur Pipeline Louisiana Connector
LA Storage
Cameron Interstate Pipeline
Port Arthur Pipeline Texas Connector
Cameron LNG Phase 1 & 2
Port Arthur LNG

Natural Gas Liquefaction
Cameron LNG JV. Sempra LNG and three project co-owners (TOTAL SE, Mitsui & Co., Ltd., and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha) hold interests in Cameron LNG JV, which owns and operates a three-train natural gas liquefaction export facility (Phase 1) in Hackberry, Louisiana. Sempra LNG accounts for its 50.2% equity interest in Cameron LNG JV under the equity method.
Cameron LNG JV achieved commercial operations of Train 1, Train 2 and Train 3 in Phase 1 under its tolling agreements in August 2019, February 2020 and August 2020, respectively. The three liquefaction trains have a combined nameplate capacity of 13.9 Mtpa of LNG with an export capacity of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. Cameron LNG JV has 20-year liquefaction and regasification tolling capacity agreements in place with affiliates of TOTAL SE, Mitsubishi Corporation and Mitsui & Co., Ltd., which subscribe for the full nameplate capacity of the three trains at the facility. We discuss Cameron LNG JV in Note 6 of the Notes to Consolidated Financial Statements.
ECA LNG Phase 1. Sempra LNG, IEnova and an affiliate of TOTAL SE hold interests in ECA LNG Phase 1, which is constructing a one-train natural gas liquefaction facility at the site of IEnova’s existing ECA Regas Facility in Baja California, Mexico with a nameplate capacity of 3.25 Mtpa. We reached a final investment decision in November 2020. ECA LNG Phase 1 has a definitive 20-year LNG sale and purchase agreement with Mitsui & Co., Ltd. and an affiliate of TOTAL SE for approximately 0.8 Mtpa of LNG and 1.7 Mtpa of LNG, respectively.
Additional Potential LNG Export Projects. Sempra LNG is evaluating the following additional potential LNG export development opportunities:
▪an expansion of Cameron LNG JV’s liquefaction export facility (Phase 2)
▪a natural gas liquefaction export project by ECA LNG Phase 2, also located at the site of IEnova’s existing ECA Regas Facility in Baja California, Mexico
▪a natural gas liquefaction export project (Port Arthur LNG) and associated infrastructure on a greenfield site in the vicinity of Port Arthur, Texas located along the Sabine-Neches waterway
We have not reached a final investment decision for any of these potential projects. The development of these projects is subject to numerous other risks and uncertainties. For a discussion of these proposed projects and their risks, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra LNG.”
Midstream
Sempra LNG has a 40-mile natural gas pipeline in south Louisiana. The Cameron Interstate Pipeline links the Cameron LNG JV facility in Cameron Parish in Louisiana, to five interstate pipelines that offer access to major feed gas supply basins in Texas and the northeast, midcontinent and southeast regions of the U.S.
Marketing Operations
Sempra LNG provides natural gas marketing, trading and risk management services through the utilization and optimization of natural gas supply and transportation, including natural gas transport capacity in support of liquefaction projects in development. Additionally, it sells electricity under short-term and long-term contracts and into the spot market and other competitive markets.
Sempra LNG’s marketing operations have an LNG sale and purchase agreement with Tangguh PSC for the supply of the equivalent of 500 MMcf of natural gas per day from Tangguh PSC’s Indonesian liquefaction facility with delivery to IEnova’s ECA Regas Facility at a price based on the SoCal Border index for natural gas. The LNG purchase agreement allows Tangguh PSC to divert certain LNG volumes to other global markets in exchange for cash differential payments to Sempra LNG. Sempra LNG may also enter into short-term supply agreements to purchase LNG to be received, stored and regasified at the ECA Regas Facility for sale to other parties.
Sempra LNG is contracted to sell LNG or, if deliveries of LNG cargoes are not sufficient, natural gas, to Sempra Mexico that allows Sempra Mexico to satisfy its obligation under supply agreements with the CFE, TdM and other customers. These revenues are adjusted for indemnity payments and profit sharing, as discussed in “Sempra Mexico – Storage Business – LNG Regasification” above.
Sempra LNG also has an EMA with Sempra Mexico’s TdM to provide energy marketing, scheduling and other related services to TdM power plant to support TdM’s sales of generated power into the California electricity market. We discuss the EMA in “Sempra Mexico – Power Business – Natural Gas-Fired Generation” above.

Demand and Competition
North America is one of the most competitive locations for potential LNG supply in the world, resulting from many factors, including:
▪high levels of developed and undeveloped North American unconventional natural gas and tight oil resources relative to domestic consumption levels
▪increasing gas and oil drilling productivity and decreasing unit costs of gas production
▪low breakeven prices of marginal North American unconventional gas production
▪proximity to ample existing gas transmission pipeline and underground gas storage capacity
Brownfield liquefaction is particularly competitive due to existing LNG tankage and berths.
Global LNG competition may limit North American LNG exports, as international liquefaction projects attempt to match North American LNG production costs and customer contractual rights such as volume and destination flexibility. It is expected that North American LNG exports will increase competition for current and future global natural gas demand, and thereby facilitate development of a global commodity market for natural gas and LNG.
Additionally, our Cameron LNG JV co-owners and customers compete globally to market and sell LNG to end users, including gas and electric utilities located in LNG-importing countries around the world. By providing liquefaction services, Cameron LNG JV competes indirectly with liquefaction projects currently operating and those under development in the global LNG market. In addition to the U.S., these competitors are located in the Middle East, Southeast Asia, Africa, South America, Australia and Europe.
Sempra LNG’s pipeline business competes with other regulated and unregulated pipelines, primarily on the basis of price (in terms of transportation fees), available capacity and interconnections to downstream markets.
Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses. These businesses included our former 100% interest in Chilquinta Energía (an electric distribution utility in Chile), our former 83.6% interest in Luz del Sur (an electric distribution utility in Peru) and our former interests in two energy-services companies, Tecnored and Tecsur, which provide electric construction and infrastructure services to Chilquinta Energía and Luz del Sur, respectively, as well as third parties. These businesses and certain activities associated with these businesses are presented as discontinued operations in this report. We completed the sales of our equity interests in our Peruvian businesses in April 2020 and our Chilean businesses in June 2020.
We provide further information about discontinued operations in Note 5 of the Notes to Consolidated Financial Statements.

REGULATION
We discuss the material effects of compliance with all government regulations, including environmental regulations, on our capital expenditures, earnings and competitive position in “Part II – Item 7. MD&A” and Note 16 of the Notes to Consolidated Financial Statements.
Utility Regulation
California
The California Utilities are principally regulated at the state level by the CPUC, CEC and CARB.
The CPUC:
▪consists of five commissioners appointed by the Governor of California for staggered, six-year terms;
▪regulates, among other things, SDG&E’s and SoCalGas’ customer rates and conditions of service, sales of securities, rates of return, capital structure, rates of depreciation, and long-term resource procurement, except as described below in “U.S. Federal;”
▪has jurisdiction over the proposed construction of major new electric generation, transmission and distribution, and natural gas storage, transmission and distribution facilities in California;
▪conducts reviews and audits of utility performance and compliance with regulatory guidelines and conducts investigations related to various matters, such as safety, reliability and planning, deregulation, competition and the environment; and
▪regulates the interactions and transactions of the California Utilities with Sempra Energy and its other affiliates.

The CPUC also oversees and regulates other energy-related products and services, including solar and wind energy, bioenergy, alternative energy storage and other forms of renewable energy. In addition, the CPUC’s safety and enforcement role includes inspections, investigations and penalty and citation processes for safety and other violations.
The CEC publishes electric demand forecasts for the state and for specific service territories. Based on these forecasts, the CEC:
▪determines the need for additional energy sources and conservation programs;
▪sponsors alternative-energy research and development projects;
▪promotes energy conservation programs to reduce demand for natural gas and electricity within California;
▪maintains a statewide plan of action in case of energy shortages; and
▪certifies power-plant sites and related facilities within California.
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
AB 32, the California Global Warming Solutions Act of 2006, assigns responsibility to CARB for monitoring and establishing policies for reducing GHG emissions. The law requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emissions reductions, including a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a department within the California Environmental Protection Agency, an organization that reports directly to the Governor’s Office. Sempra LNG and Sempra Mexico are also subject to the rules and regulations of CARB.
The operation and maintenance of SoCalGas’ natural gas storage facilities are regulated by CalGEM, as well as various other state and local agencies.
Texas
Oncor’s and Sharyland Utilities’ rates are regulated at the state level by the PUCT and, in the case of Oncor, at the city level by certain cities. The PUCT has original jurisdiction over electric transmission and distribution rates and services in unincorporated areas and in those municipalities that have ceded original jurisdiction to the PUCT, and has exclusive appellate jurisdiction to review the rate and service orders and ordinances of municipalities. Generally, the Texas PURA prohibits the collection of any rates or charges by a public utility (as defined by PURA) that do not have the prior approval of the appropriate regulatory authority (i.e., the PUCT or the municipality with original jurisdiction).
At the state level, PURA requires owners or operators of electric transmission facilities to provide open-access wholesale transmission services to third parties at rates and terms that are nondiscriminatory and comparable to the rates and terms of the utility’s own use of its system. The PUCT has adopted rules implementing the state open-access requirements for all utilities that are subject to the PUCT’s jurisdiction over electric transmission services, including Oncor.
U.S. Federal
The California Utilities are also regulated at the federal level by the FERC, the NRC, the EPA, the DOE and the DOT.
The FERC regulates the California Utilities’ interstate sale and transportation of natural gas. In the case of SDG&E, the FERC also regulates the transmission and wholesale sales of electricity in interstate commerce, transmission access, rates of return on transmission investment, rates of depreciation, electric rates involving sales for resale and the application of the uniform system of accounts. The U.S. Energy Policy Act governs procedures for requests for electric transmission service. The California IOUs’ electric transmission facilities are under the operational control of the California ISO. Oncor and Sharyland Utilities operate within the ERCOT market, which we discuss below. To a small degree related to limited interconnections to other markets, Oncor’s electric transmission revenues are provided under tariffs approved by the FERC.
The NRC oversees the licensing, construction, operation and decommissioning of nuclear facilities in the U.S., including SONGS, in which SDG&E owns a 20% interest and which was permanently retired in 2013. NRC and various state regulations require extensive review of the safety, radiological and environmental aspects of these facilities. We provide further discussion of SONGS matters, including the closure and decommissioning of the facility, in Note 15 of the Notes to Consolidated Financial Statements.

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
ERCOT Market
Oncor and Sharyland Utilities operate within the ERCOT market, which represents approximately 90% of the electricity consumption in Texas. ERCOT is the regional reliability coordinating organization for member electricity systems in Texas and the ISO of the interconnected transmission grid for those systems. ERCOT is subject to oversight by the PUCT and the Texas Legislature. ERCOT is responsible for ensuring reliability, adequacy and security of the electric systems, as well as nondiscriminatory access to transmission service by all wholesale market participants, in the ERCOT region. ERCOT’s membership consists of corporate and associate members, including electric cooperatives, municipal power agencies, independent generators, independent power marketers, transmission service providers, distribution services providers, independent retail electric providers and consumers.
The PUCT has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of power supply across Texas’ main interconnected electric transmission grid. Oncor and Sharyland Utilities, along with other owners of electric transmission and distribution facilities in Texas, assist the ERCOT ISO in its operations. Each of these Texas utilities has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated distribution service area. Each participates with the ERCOT ISO and other ERCOT utilities in obtaining regulatory approvals and planning, designing, constructing and upgrading transmission lines in order to remove any existing constraints and interconnect energy generation on the ERCOT transmission grid. These transmission line projects are necessary to meet reliability needs, support energy production and increase bulk power transfer capability.
Oncor and Sharyland Utilities are subject to reliability standards adopted and enforced by the Texas Reliability Entity, Inc., an independent organization that develops reliability standards for the ERCOT region and monitors and enforces compliance with the standards of the North American Electric Reliability Corporation, including critical infrastructure protection, and ERCOT protocols.
Other U.S. State and Local Territories Regulation
The SCAQMD is the air pollution control agency responsible for regulating stationary sources of air pollution in the South Coast Air Basin in Southern California. The district’s territory covers all of Orange County and the urban portions of Los Angeles, San Bernardino and Riverside counties.
SDG&E has electric franchises with the two counties and the 27 cities in or adjoining its electric service territory, and natural gas franchises with the one county and the 18 cities in its natural gas service territory. These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of natural gas and/or electricity. Most of the franchises have indefinite lives with no expiration dates. Some of SDG&E’s natural gas and electric franchises have fixed expiration dates that range from 2021 to 2035, including its franchise agreements with the City of San Diego, which was scheduled to expire in January 2021. SDG&E participated in the City’s competitive bid process for the franchises, which the City subsequently canceled. In December 2020, the City of San Diego and SDG&E agreed to extend the natural gas and electric franchises until June 1, 2021. The extension is intended to provide newly elected City officials time to seek public input and additional information. The City has announced its plans to start a new competitive bid process in the first quarter of 2021.
SoCalGas has natural gas franchises with the 12 counties and the 223 cities in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchises have indefinite lives with no expiration date. Some franchises have fixed expiration dates, ranging from 2021 to 2069, including its franchise agreements with the City of Los Angeles and Los Angeles County, which are scheduled to expire in December 2021 and June 2023, respectively.
Other U.S. Regulation
The FERC regulates certain Sempra LNG assets pursuant to the U.S. Federal Power Act and Natural Gas Act, which provide for FERC jurisdiction over, among other things, sales of wholesale power in interstate commerce, transportation of natural gas in interstate commerce, and siting and permitting of LNG facilities.

The FERC may regulate rates and terms of service based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be sufficiently competitive, rates may be market-based. FERC-regulated rates at Sempra LNG are:
▪market-based for wholesale electricity sales;
▪cost-based for the transportation of natural gas; and
▪market-based for the purchase and sale of LNG and natural gas.
Sempra LNG’s investment in Cameron LNG JV is subject to regulations of the DOE regarding the export of LNG. Sempra LNG’s other potential natural gas liquefaction export projects would, if completed, be subject to similar regulation.
The California Utilities, Sempra LNG and businesses that Sempra LNG invests in are subject to the DOT rules and regulations regarding pipeline safety. PHMSA, acting through the Office of Pipeline Safety, is responsible for administering the DOT’s national regulatory program to help ensure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines, including pipelines associated with natural gas storage, and develops regulations and other approaches to risk management to help ensure safety in design, construction, testing, operation, maintenance and emergency response of pipeline facilities. The California Utilities, Sempra LNG and Sempra Mexico are also subject to regulation by the U.S. Commodity Futures Trading Commission.
Foreign Regulation
Operations and projects in our Sempra Mexico segment are subject to regulation by the CRE, the Mexican Safety, Energy and Environment Agency (Agencia de Seguridad, Energía y Ambiente), SENER, the Mexican Ministry of Environment and Natural Resources of Mexico (Secretaría del Medio Ambiente y Recursos Naturales), and other labor and environmental agencies of city, state and federal governments in Mexico. New energy infrastructure projects may also require a favorable opinion from COFECE in order to be constructed and operated.
Licenses and Permits
Our utilities in California and Texas obtain numerous permits, authorizations and licenses for, as applicable, the transmission and distribution of natural gas and electricity and the operation and construction of related assets, including electric generation and natural gas storage facilities, some of which may require periodic renewal.
Sempra Mexico obtains numerous permits, authorizations and licenses for its electric and natural gas distribution, generation and transmission systems from the local governments where these services are provided. The permits for generation, transportation, storage and distribution operations at Sempra Mexico are generally for 30-year terms, with options for renewal under certain regulatory conditions.
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
Most of the permits and licenses associated with Sempra LNG’s construction and operations are for periods generally in alignment with the construction cycle or expected useful life of the asset and in many cases are greater than 20 years.
RATEMAKING MECHANISMS
California Utilities
General Rate Case Proceedings
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
We discuss the GRC in Note 4 of the Notes to Consolidated Financial Statements.
Cost of Capital Proceedings

A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base, which is a weighted-average of the authorized returns on debt, preferred stock and common equity (referred to as return on equity or ROE), weighted on a basis consistent with the authorized capital structure. The authorized return on rate base approved by the CPUC is the rate that the California Utilities use to establish customer rates to finance investments in CPUC-regulated electric distribution and generation, natural gas distribution, transmission and storage assets, as well as general plant and information technology systems investments to support operations.
A cost of capital proceeding also addresses the CCM, which considers changes in interest rates based on the applicable 12-month average Moody’s utility bond index. The index applicable to each utility is based on each utility’s credit rating. The CCM was reauthorized in the 2020 cost of capital proceeding and will continue through 2022, after which the CCM is subject to reauthorization in the next cost of capital proceeding. The CCM benchmark rates for SDG&E and SoCalGas are the basis of comparison to determine if future measurement periods “trigger” the CCM. The trigger occurs if the change in the applicable average Moody’s utility bond index relative to the CCM benchmark is larger than plus or minus 100 bps. The CCM, if triggered, would automatically update the authorized cost of debt based on actual costs and update the authorized ROE upward or downward by one-half of the difference between the CCM benchmark and the applicable 12-month average Moody’s utility bond index. In the event of a CCM trigger in 2021, the CCM benchmark is also reestablished, and these adjustments would become effective in authorized rates on January 1, 2022.
We discuss the cost of capital and CCM in Note 4 of the Notes to Consolidated Financial Statements and in “Part I – Item 1A. Risk Factors.”
Transmission Rate Cases
SDG&E files separately with the FERC for its authorized ROE on FERC-regulated electric transmission operations and assets. The proceeding establishes a ROE and a formulaic rate whereby rates are determined using (1) a base period of historical costs and a forecast of capital investments, and (2) a true-up period, similar to balancing account treatment, that is designed to provide earnings equal to SDG&E’s actual cost of service including its authorized return on investment. SDG&E makes annual information filings with the FERC in December to update rates for the following calendar year. SDG&E may also file for ROE incentives that might apply under FERC rules. SDG&E’s debt-to-equity ratio is set annually based on the actual ratio at the end of each year.
We discuss SDG&E’s TO5 filing with the FERC in Note 4 of the Notes to Consolidated Financial Statements.
Incentive Mechanisms
The CPUC applies certain performance-based measures and incentive mechanisms to all California IOUs, under which the California Utilities have earnings potential above authorized CPUC base operating margin if they achieve or exceed specific performance and operating goals. Generally, for performance-based awards, if performance is above or below specific benchmarks, the utility is eligible for financial awards or subject to financial penalties.
Other Cost-Based Recovery
The CPUC, and the FERC as it relates to SDG&E, authorize the California Utilities to collect revenue requirements from customers for operating costs and capital related costs (such as depreciation, taxes and return on rate base), including:
▪costs to purchase natural gas and electricity;
▪costs associated with administering public purpose, demand response, and customer energy efficiency programs;
▪other programmatic activities, such as gas distribution, gas transmission, gas storage integrity management and wildfire mitigation; and
▪costs associated with third-party liability insurance premiums.
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

Sempra Texas Utilities
Rates and Cost Recovery
Oncor’s and Sharyland Utilities’ rates are each regulated at the state level by the PUCT and, in the case of Oncor, at the city level by certain cities, and are subject to regulatory rate-setting processes and annual earnings oversight. This regulatory treatment does not provide any assurance as to achievement of earnings levels. Instead, their rates are regulated based on an analysis of each utility’s costs and capital structure, as reviewed and approved in regulatory proceedings. Rate regulation is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. However, there is no assurance that the PUCT will judge all of the Texas utilities’ costs to have been prudently incurred, that the PUCT will not reduce the amount of invested capital included in the capital structure upon which the Texas utilities’ rates are based, that the regulatory process in which rates are determined will necessarily result in rates that produce full recovery of the Texas utilities’ costs or that their authorized ROE will not be reduced.
The PURA allows Texas electric utilities providing wholesale or retail distribution service to file, under certain circumstances, once per year and up to four rate adjustments between comprehensive base rate proceedings to recover distribution-related investments on an interim basis. The PUCT’s substantive rules also allow the Texas utilities to update their transmission rates periodically on an interim basis to reflect changes in invested capital. These “capital tracker” provisions are intended to encourage investment in the electric system to help ensure reliability and efficiency by allowing for timely recovery of and return on new investments.
Capital Structure and Return on Equity
Oncor has a PUCT-authorized ROE of 9.8% and an authorized regulatory capital structure of 57.5% debt to 42.5% equity. Sharyland Utilities’ PUCT-authorized ROE is 9.7% and its authorized regulatory capital structure is 55% debt to 45% equity. Sharyland Utilities filed its 2020 rate case with the PUCT in December 2020. Oncor is required to file a base rate review on or before October 1, 2021.
Sempra Mexico
Ecogas’ revenues are derived from service and distribution fees charged to its customers in Mexican pesos. The price Ecogas pays to purchase natural gas, which is based on international price indices, is passed through directly to its customers. The service and distribution fees charged by Ecogas are regulated by the CRE, which performs a review of rates every five years and monitors prices charged to end-users. In the fourth quarter of 2020, Ecogas filed its rate case for the period 2021 through 2025. Ecogas expects to receive a decision in 2021. The tariffs operate under a return-on-asset-base model. In the annual tariff adjustment, rates are adjusted to account for inflation or fluctuations in exchange rates, and inflation indexing includes separate U.S. and Mexican cost components so that U.S. costs can be included in the final distribution rates.

ENVIRONMENTAL MATTERS
We discuss environmental issues affecting us in Note 16 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.” You should read the following additional information in conjunction with those discussions.
Hazardous Substances
The CPUC’s Hazardous Waste Collaborative mechanism allows California’s IOUs to recover hazardous waste cleanup costs for certain sites, including those related to certain Superfund sites. This mechanism permits the California Utilities to recover in rates 90% of hazardous waste cleanup costs and related third-party litigation costs, and 70% of related insurance-litigation expenses. In addition, the California Utilities have the opportunity to retain a percentage of any recoveries from insurance carriers and other third parties to offset the cleanup and associated litigation costs not recovered in rates.
We record estimated liabilities for environmental remediation when amounts are probable and estimable. In addition, we record amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism as regulatory assets.
Air and Water Quality
The natural gas and electric industries are subject to increasingly stringent air quality and GHG emissions standards, such as those established by CARB and SCAQMD. The California Utilities generally recover in rates the costs to comply with these standards. We discuss GHG emissions standards and credits further in Note 1 of the Notes to Consolidated Financial Statements.
We discuss environmental matters concerning the Leak in Note 16 of the Notes to Consolidated Financial Statements and in “Part I – Item 1A. Risk Factors.”

OTHER MATTERS
Information About Our Executive Officers

INFORMATION ABOUT EXECUTIVE OFFICERS AT SEMPRA ENERGY

Name	Age(1)	Positions held over last five years	Time in position
Jeffrey W. Martin	59	Chairman	December 2018 to present
		Chief Executive Officer	May 2018 to present
		President	March 2020 to present
		Executive Vice President and Chief Financial Officer	January 2017 to April 2018
		Chairman, SDG&E	November 2015 to December 2016
		President, SDG&E	October 2015 to December 2016
		Chief Executive Officer, SDG&E	January 2014 to December 2016

Kevin C. Sagara	59	Executive Vice President and Group President	June 2020 to present
		Chief Executive Officer, SDG&E	September 2018 to June 2020
		President, Sempra Renewables	October 2013 to September 2018

Trevor I. Mihalik	54	Executive Vice President and Chief Financial Officer	May 2018 to present
		Senior Vice President	December 2013 to April 2018
		Controller and Chief Accounting Officer	July 2012 to April 2018

Peter R. Wall	49	Senior Vice President	April 2020 to present
		Controller and Chief Accounting Officer	May 2018 to present
		Vice President	May 2018 to April 2020
		Vice President and Chief Financial Officer, Sempra Infrastructure	January 2017 to April 2018
		Vice President and Chief Financial Officer, Sempra U.S. Gas & Power	March 2015 to December 2016
(1)    Ages are as of February 25, 2021.

INFORMATION ABOUT EXECUTIVE OFFICERS AT SDG&E

Name	Age(1)	Positions held over last five years	Time in position
Caroline A. Winn	57	Chief Executive Officer	August 2020 to present
		Chief Operating Officer	January 2017 to July 2020
		Chief Energy Delivery Officer	June 2015 to December 2016

Bruce A. Folkmann	53	President	August 2020 to present
		Chief Financial Officer	March 2015 to present
		Senior Vice President	August 2019 to July 2020
		Controller, Chief Accounting Officer and Treasurer	March 2015 to August 2020
		Vice President	March 2015 to August 2019
		Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer, SoCalGas	March 2015 to June 2019

Valerie A. Bille	42	Vice President, Controller, Chief Accounting Officer and Treasurer	August 2020 to present
		Assistant Controller, Sempra Energy	June 2019 to August 2020
		Assistant Controller	June 2018 to June 2019
		Director, Utility Financial Reporting	June 2017 to June 2018
		Director, Financial Systems and Business Controls	August 2015 to June 2017

Diana L. Day	56	Senior Vice President and General Counsel	August 2020 to present
		Chief Risk Officer	August 2019 to present
		Vice President and General Counsel	January 2019 to August 2020
		Acting General Counsel	September 2017 to January 2019
		Vice President of Enterprise Risk Management and Compliance, SDG&E and SoCalGas	June 2014 to January 2019
(1)    Ages are as of February 25, 2021.

INFORMATION ABOUT EXECUTIVE OFFICERS AT SOCALGAS

Name	Age(1)	Positions held over last five years	Time in position
Scott D. Drury	55	Chief Executive Officer	August 2020 to present
		President, SDG&E	January 2017 to July 2020
		Chief Energy Supply Officer, SDG&E	June 2015 to December 2016

Maryam S. Brown	45	President	March 2019 to present
		Vice President of Federal Government Affairs, Sempra Energy	September 2016 to March 2019
		Senior Energy and Environment Counsel, Office of the Speaker of the U.S. House of Representatives	December 2012 to September 2016

Jimmie I. Cho	56	Chief Operating Officer	January 2019 to present
		Senior Vice President of Customer Services and Gas Distribution Operations	April 2018 to January 2019
		Senior Vice President of Gas Distribution Operations, SDG&E	April 2018 to January 2019
		Senior Vice President of Gas Engineering and Distribution Operations, SoCalGas and SDG&E	October 2017 to April 2018
		Senior Vice President of Gas Operations and System Integrity, SoCalGas and SDG&E	June 2014 to October 2017

Mia L. DeMontigny	48	Vice President and Chief Financial Officer, Controller, Chief Accounting Officer and Treasurer	June 2019 to present
		Assistant Controller, Sempra Energy	August 2015 to June 2019

David J. Barrett	56	Vice President and General Counsel	January 2019 to present
		Associate General Counsel of Gas Infrastructure, Sempra Energy	June 2018 to January 2019
		Assistant General Counsel of Gas Infrastructure, Sempra Energy	February 2017 to June 2018
		Assistant General Counsel of Real Estate and Environmental, SDG&E	October 2010 to February 2017

Jeffery L. Walker	60	Senior Vice President, Chief Administrative and Diversity Officer	November 2020 to present
		Vice President, Customer Solutions	March 2019 to November 2020
		Director of Special Projects	January 2019 to March 2019
		Director, SoCalGas Advanced Meter	January 2014 to January 2019
(1)    Ages are as of February 25, 2021.
Human Capital
Our ability to advance our mission to be North America’s premier energy infrastructure company largely depends on the safety, engagement, and responsible actions of our employees.
Safety is foundational at Sempra Energy and its subsidiaries. We strive to foster a strong safety culture and reinforce this culture through training programs, benchmarking, review and analysis of safety trends, and sharing lessons learned from safety incidents across our businesses. Our businesses also engage in safety-related scenario planning and simulation, develop and implement operational contingency plans, and review safety plans and procedures with work crews regularly. We also participate in emergency planning and preparedness in the communities we serve and train critical employees in emergency management and response each year. The Safety, Sustainability and Technology committee of the Sempra Energy board of directors assists the board in overseeing the corporation’s oversight programs and performance related to safety.
Our culture is another important aspect of our ability to advance our mission. We embrace diversity in our workforce and strive to create a high-performing, inclusive and supportive workplace where employees of all backgrounds and experiences can feel valued and respected. We invest in recruiting, developing and retaining high-potential employees who represent the communities we serve, and we provide a range of programs to advance those objectives, including internal and external mentoring and leadership training, workshops and a tuition reimbursement program. We also invest in internal communications programs, including in-person and virtual learning and networking opportunities as well as regular executive communications. In addition, we offer a variety of in-person and virtual employee community service opportunities and, at our U.S. operations, we support employees’ personal volunteering and charitable giving through Sempra Energy’s charitable matching program. Employees participate in annual ethics and compliance training each year, which includes a review of Sempra Energy’s Code of Conduct as well as resources such as the Sempra Energy’s ethics and compliance hotline. We measure culture and employee engagement through a variety of channels including pulse surveys, suggestion boxes and a biannual engagement survey administered by a third party. Sempra Energy’s board of directors is chartered with overseeing our culture.
The table below shows the number of employees for each of our registrants at December 31, 2020, as well as the percentage of those employees represented by labor unions under various collective bargaining agreements that generally cover wages, benefits, working conditions and other terms and conditions of employment. We did not experience any major work stoppages in 2020 and we maintain constructive relations with our labor unions.

NUMBER OF EMPLOYEES

	Number of employees	% of employees covered under collective bargaining agreements	% of employees covered under collective bargaining agreements expiring within one year
Sempra Energy Consolidated(1)	14,706	41%	32%
SDG&E	4,595	29%	—%
SoCalGas	7,851	59%	59%
(1)    Excludes employees of equity method investees.
COMPANY WEBSITES
Company website addresses are:
▪Sempra Energy – www.sempra.com
▪SDG&E – www.sdge.com
▪SoCalGas – www.socalgas.com
We make available free of charge on the Sempra Energy website, and for SDG&E and SoCalGas, via a hyperlink on their websites, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
The references to our websites are not active hyperlinks and the information contained on, or that can be accessed through, the websites of Sempra Energy, SDG&E and SoCalGas is not part of this report or any other report that we file with or furnish to the SEC and is not incorporated herein by reference.

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries and any investment in our or their securities, you should consider carefully the following risk factors and all other information contained in this report and in the other documents we file with the SEC, including in documents we file subsequent to this report. These risk factors could materially adversely affect our actual results and cause such results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We may also be materially harmed by risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks occurs, our businesses, cash flows, results of operations, financial condition and/or prospects could be materially adversely affected, and the trading prices of our securities and those of our subsidiaries could substantially decline. These risk factors should be read in conjunction with the other information concerning our company set forth in or attached as an exhibit to this report, including, among other things, the information set forth in the Consolidated Financial Statements and in “Part II – Item 7. MD&A.”

Risks Related to Sempra Energy
Operational and Structural Risks
Sempra Energy’s cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries and entities that are accounted for as equity method investments, such as Oncor Holdings and Cameron LNG JV.
We are a holding company and substantially all our assets are owned by our subsidiaries or entities we do not control, which include equity method investments such as Oncor Holdings and Cameron LNG JV. Our ability to pay dividends and to meet our debt and other obligations largely depends on cash flows from our subsidiaries and equity method investments. Cash flows from our subsidiaries and equity method investments depend on their ability to successfully execute their business strategies and generate cash flows in excess of their own expenditures, common and preferred dividends (if any), and debt and other obligations. In addition, the entities accounted for as equity method investments, which we do not control, and our subsidiaries are all separate and distinct legal entities that are not obligated to pay dividends or make loans or distributions to us and could be precluded from paying any such dividends or making any such loans or distributions under certain circumstances, including, among other things, as a result of legislation, regulation, court order or contractual restrictions or in times of financial distress. The inability to access capital from our subsidiaries and entities accounted for as equity method investments could have a material adverse effect on our cash flows, financial condition and/or prospects.
Sempra Energy’s rights to the assets of its subsidiaries and equity method investments are structurally subordinated to the claims of that entity’s creditors, including trade creditors. In addition, to the extent Sempra Energy is a creditor of any such entity, its rights as a creditor would be effectively subordinated to any security interest in the assets of that entity and any indebtedness of the entity senior to that held by Sempra Energy.
Sempra Energy has substantial investments in and obligations arising from businesses that it does not control or manage or in which it shares control.
We have and make investments in entities that we do not control or manage or in which we share control, which include Sempra Energy’s direct or indirect interest in Oncor, Cameron LNG JV and RBS Sempra Commodities; SDG&E’s interest in SONGS; and IEnova’s indirect interest in the Sur de Texas-Tuxpan natural gas marine pipeline in Mexico, among others. In some cases, we engage in other arrangements with or for these entities that could expose us to risks in addition to our investment. For example, Sempra Energy has provided guarantees in support of financing agreements related to Cameron LNG JV, Sempra Energy is subject to certain indemnities with respect to RBS Sempra Commodities, and Sempra Mexico has provided loans to JVs in which it has investments. We discuss the guarantees in Note 6, indemnities in Note 16, and affiliate loans in Note 1 of the Notes to Consolidated Financial Statements.
Where we share control with other equity owners, any disagreements among the owners of these businesses with respect to material issues, including strategy, financial, operational or transactional matters, could have a material adverse effect on the ability of that business to move forward with key initiatives or projects or take other actions, and could also negatively affect the long-term relationships among the business owners and the ability of the entity to function efficiently and effectively. Any such circumstance could materially adversely affect our business, financial condition, cash flows, result of operations and/or prospects.
With respect to ventures and other businesses over which we do not exercise control, we could be responsible for significant liabilities or losses related to these businesses, such as our investment in RBS Sempra Commodities where we recorded $100 million in equity losses representing our estimated obligations to settle outstanding tax matters and related legal costs, and where we could be subject to further losses upon final resolution of these matters. In addition to other risks inherent in these businesses, if their management were to fail to perform adequately, the other investors in the businesses were unable or otherwise failed to perform their obligations to provide capital and credit support for these businesses, business decisions were made with which we do not agree or other factors were to result in liabilities or losses at these entities, it could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects. We discuss our investments further in Notes 5, 6 and 16 of the Notes to Consolidated Financial Statements.
Our business could be negatively affected as a result of actions of activist shareholders.
Activist shareholders may, from time to time, engage in proxy solicitations, advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. In taking these steps, activist shareholders could seek to acquire significant amounts of our capital stock, which could threaten our ability to use some or all our NOL carryforwards if any such attempt were to result in our corporation undergoing an “ownership change” under applicable tax rules. Responding to activist shareholders would require us to incur significant legal and advisory fees, proxy solicitation expenses (in the case of a proxy contest) and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy.
Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or the composition of our board of directors or senior management team arising from a proxy contest or increased ownership or other interest in our company from activist shareholders could lead to the perception of a change in the direction of our business or instability, which could be exploited by our competitors and/or other activist shareholders, result in the loss of business opportunities, and make it more difficult to pursue our strategic initiatives or attract and retain qualified personnel and business partners, any of which could have a material adverse effect on our business, operating results and/or prospects. Further, any such actions could cause significant fluctuations in the trading prices of our common stock, preferred stock and debt securities based on temporary or speculative market perceptions or other factors that may not reflect the underlying fundamentals and prospects of our business.
Financial and Capital Stock-Related Risks
Any impairment of our assets could negatively impact our consolidated results of operations and net worth.
We could experience a reduction in the fair value of our assets, including our long-lived assets, intangible assets or goodwill, upon the occurrence of many of the risks discussed in these risk factors. Any such reduction in the fair value of our assets could result in an impairment loss that could materially adversely affect our results of operations for the period in which such charge is recorded. We discuss our impairment testing of long-lived assets and goodwill and the factors considered in such testing in “Part II – Item 7. MD&A – Critical Accounting Policies and Estimates” and in Note 1 of the Notes to Consolidated Financial Statements.
The economic interest, voting rights and market value of our outstanding common and preferred stock may be adversely affected by any additional equity securities we may issue and, with respect to our common stock, by our outstanding preferred stock.
At February 25, 2021, we have 6,650,000 shares of preferred stock outstanding, 5,750,000 of which constitute our series B preferred stock and are scheduled to convert into shares of our common stock on July 15, 2021, and the remaining 900,000 of which constitute our series C preferred stock and are not convertible. We also issued 13,781,025 shares of our common stock on January 15, 2021 upon the mandatory conversion of our former series A preferred stock in accordance with the terms of those securities. We may seek to raise capital by issuing additional shares of common or preferred stock, which, together with the conversion of the series B preferred stock into our common stock, may materially dilute the voting rights and economic interests of holders of our outstanding common and preferred stock and materially adversely affect the trading price of our common and preferred stock.
Dividend requirements associated with our preferred stock subject us to certain risks.
Any future cash dividends we pay on our series B preferred stock and series C preferred stock will depend on, among other things, our financial condition, capital requirements and results of operations, the ability of our subsidiaries and equity method investees to distribute cash to us, and other factors that our board of directors may consider relevant. Any failure to pay scheduled dividends on our preferred stock when due would have a material adverse impact on the market price of our preferred stock, our common stock and our debt securities and would prohibit us, under the terms of our preferred stock, from paying cash dividends on or repurchasing shares of our common stock (subject to limited exceptions) until such time as we have paid all accumulated and unpaid dividends on the preferred stock.
The terms of the series B preferred stock and series C preferred stock generally provide that if dividends on any shares of the preferred stock have not been declared and paid or have been declared but not paid for six or more quarterly dividend periods for the series B preferred stock and three or more semi-annual dividend periods for the series C preferred stock, whether or not for consecutive dividend periods, the holders of the preferred stock, voting together as a single class, will be entitled to elect a total of two additional members to our board of directors, subject to certain terms and limitations.
Risks Related to All Sempra Energy Businesses
Operational Risks
Our businesses face risks related to the COVID-19 pandemic.

The COVID-19 pandemic is materially impacting communities, supply chains and markets around the world. The U.S. economy is experiencing a significant slowdown and claims for unemployment have substantially increased. To date, the COVID-19 pandemic has not had a material impact on our results of operations. However, we are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain business activities, among other modifications. If these or other similar measures were to increase or continue for an extended period, we could experience employee absenteeism, decreased efficiency and productivity by our workforce and other similar impacts that could jeopardize our ability to sustain operations and satisfy compliance requirements and could result in higher operating costs. We also have observed other companies, including our current and prospective counterparties, customers and partners, as well as many governments, including our regulators and other governing bodies that affect our businesses, taking precautionary, preemptive and responsive actions to address the effects of the COVID-19 pandemic, and they may take further actions that alter their normal operations. These actions by third parties could materially impact our operations, results, liquidity and ability to pursue capital projects and strategic initiatives. For example, the CPUC has required that all energy companies under its jurisdiction take action to implement several emergency customer protection measures to support California customers. The measures currently apply to all residential and small business customers affected by the COVID-19 pandemic and include suspending service disconnections due to nonpayment, waiving late payment fees, and offering flexible payment plans to customers experiencing difficulty paying their electric or gas bills. These actions have resulted in a reduction in payments received from our customers and an increase in uncollectible accounts, which could become material, and any inability or delay in recovering all or a substantial portion of these costs could have a material adverse effect on the cash flows, financial condition and results of operations for Sempra Energy, SDG&E and SoCalGas. As an additional example, we reached a final investment decision with respect to ECA LNG Phase 1 in November 2020, the timing of which was delayed in part by the COVID-19 pandemic. If this or other projects under development are further delayed due to continuing or worsening conditions caused by the COVID-19 pandemic or other related factors, the performance and prospects of our LNG export business could be materially adversely affected.
Although Sempra Energy, SDG&E and SoCalGas are not currently constrained in their ability to borrow money at reasonable rates, these circumstances could change if the COVID-19 pandemic worsens or continues for an extended period and adversely affects conditions in the capital markets, which could have a material negative effect on our liquidity, results of operations, strategic initiatives and prospects. The COVID-19 pandemic could result in an increased slowdown of certain of our capital spending if conditions deteriorate or fail to improve in the near term, which could have a material adverse effect on Sempra Energy’s, SDG&E’s and SoCalGas’ results of operations and prospects.
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
Like other capital intensive businesses, our facilities and infrastructure may be damaged by severe weather conditions and natural disasters such as fires, earthquakes, tornadoes, hurricanes, other storms, tsunamis, heat waves, rising sea levels, floods, mudslides, drought, solar events and electromagnetic events; pandemics; accidents; equipment failures; explosions; or acts of terrorism, vandalism, war or criminality. Because we are in the business of using, storing, transporting and disposing of highly flammable and explosive materials, as well as radioactive materials, and operating highly energized equipment, the risks such incidents may pose to our facilities and infrastructure, as well as the risks to the surrounding communities for which we could be held responsible, are substantially greater than the risks such incidents may pose to a typical business. The facilities and infrastructure that we own or in which we have interests that may be subject to such incidents include, among others:
▪natural gas, propane and ethane pipelines, storage and compressor facilities
▪electric transmission, distribution and battery storage equipment
▪power generation plants, including renewable energy and natural gas-fired generation
▪marine and inland ethane and liquid fuels, LNG and LPG facilities, terminals and storage
▪nuclear power facilities and nuclear fuel and nuclear waste storage facilities (through SDG&E’s minority interest in SONGS, which is currently being decommissioned)
Such incidents could result in severe business disruptions; prolonged power outages; property damage, injuries or loss of life for which our businesses could be liable; significant decreases in revenues and earnings; and/or other significant additional costs to us, including as a result of higher maintenance costs or restoration expenses, amounts to compensate third parties, and regulatory fines, penalties and disallowances. For our regulated utilities, these liabilities or increased costs may not be recoverable in rates. Such incidents that do not directly affect our facilities may impact our business partners, supply chains and transportation, which could negatively impact construction projects and our ability to provide natural gas and electricity to our customers. Moreover, weather-related incidents have become more prevalent, unpredictable and severe as a result of climate change or other factors, and we are currently in the midst of a severe global pandemic, any of which could have a greater impact on our businesses than is currently anticipated and, for our regulated utilities, rates may not be adequately or timely adjusted to reflect any such increased impact. Any such incident could have a material adverse effect on our businesses, financial condition, results of operations, cash flows and/or prospects.
Depending on the nature and location of the facilities and infrastructure affected, any such incident also could cause catastrophic fires; natural gas, natural gas odorant, propane or ethane leaks; releases of other GHG emissions; radioactive releases; explosions, spills or other significant damage to natural resources or property belonging to third parties; or personal injuries, health impacts or fatalities, or could present a nuisance to impacted communities. Any of these consequences could lead to significant claims against us. In some cases, we may be liable for damages even though we are not at fault, such as in cases in which the doctrine of inverse condemnation applies. We discuss how the application of this doctrine in California imposes strict liability on an electric utility whose equipment is determined to be a cause of a fire (meaning the utility may be found liable regardless of fault) below under “Risks Related to the California Utilities – Operational Risks.” Insurance coverage may significantly increase in cost or become prohibitively expensive, may be disputed by the insurers, or may become unavailable for certain of these risks or at sufficient levels, and any insurance proceeds we receive may be insufficient to cover our losses or liabilities due to the existence of limitations, exclusions, high deductibles, failure to comply with procedural requirements, and other factors, which could materially adversely affect our businesses, financial condition, results of operations, cash flows and/or prospects, as well as the trading prices of our common stock, preferred stock and debt securities.
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
In addition to general information risks and cyber risks that all large corporations face (e.g. malware, general cyber- or phishing-attacks by outsiders, malicious intent by insiders and inadvertent disclosure of sensitive information), we face evolving cybersecurity risks associated with protecting sensitive and confidential customer and employee information, smart grid infrastructure, and natural gas pipeline and storage infrastructure.
In the ordinary course of business, Sempra Energy and its subsidiaries collect and retain sensitive information, including personal identification information about customers and employees, customer energy usage and other information, and our operations rely on complex, interconnected networks of generation, transmission, distribution, storage, control, and communication technologies and systems. Existing business technologies and the deployment of new business technologies represent a large-scale opportunity for attacks on or other failures to protect our information systems and confidential information, as well as on the integrity of the energy grid and our natural gas infrastructure. In particular, various private and public entities have noted that cyber- and other attacks targeting utility systems and other energy infrastructures are increasing in sophistication, magnitude, and frequency. Additionally, the California Utilities are increasingly required to disclose large amounts of data (including customer energy usage and personal information regarding customers) to support changes to California’s electricity market related to grid modernization and customer choice, increasing the risks of inadvertent disclosure or other unauthorized access of sensitive information. Further, the virtualization of many business activities as a result of the COVID-19 pandemic increases cyber risk, and there generally has been an associated increase in targeted cyber-attacks. Moreover, all of our businesses operating in California are subject to enhanced state privacy laws that have recently taken effect, which require companies that collect information on California residents to, among other things, make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provide a new cause of action for breaches of certain highly sensitive categories of personal information resulting from a failure to reasonably secure them, and other states in which we do business could adopt similar laws in the future.
Addressing cyber risks is the subject of significant ongoing activities across Sempra Energy’s businesses, including investing in risk management and information security measures for the protection of our systems and information. The cost and operational consequences of implementing, maintaining and enhancing system protection measures are significant, and they could materially increase to address increasingly intense, complex and sophisticated cyber risks. Despite our efforts, our businesses are not fully insulated from cyber-attacks or system disruptions. In addition, we often rely on third-party vendors to deploy new business technologies and maintain, modify and update our systems, including systems that manage sensitive information, and these third parties could fail to establish adequate risk management and information security measures with respect to these systems. Any attack on our information systems, the integrity of the energy grid, our pipelines and distribution and storage infrastructure or one of our facilities, or unauthorized access, damage or improper disclosure of confidential customer or employee information or other sensitive data, could result in energy delivery service failures, financial and reputational loss, violations of privacy laws, fines or penalties, customer dissatisfaction and litigation, any of which could in turn have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects. Although Sempra Energy currently maintains cyber liability insurance, this insurance is limited in scope and subject to exceptions, conditions and coverage limitations and may not cover any or even a substantial portion of the costs associated with the consequences of any compromise of our information systems or confidential information, and there is no guarantee that the insurance we currently maintain will continue to be available at rates that we believe are commercially reasonable.
Further, as seen with recent cyber-attacks around the world, the goal of a cyber-attack may be primarily to inflict large-scale harm on a company and the places where it operates. Any such cyber-attack could cause widespread destruction of or disruption to our operating, financial and administrative systems that could materially adversely affect our business operations and the integrity of the power grid, our pipelines and distribution and storage infrastructure or one of our related facilities, negatively impact our ability to produce accurate and timely financial statements or comply with ongoing disclosure obligations or other regulatory requirements, and/or release confidential information about our company and our customers, employees and other constituents, any of which could lead to sanctions or negatively affect the general perception of our business in the financial markets and which could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.
Financial Risks
The substantial debt service obligations of Sempra Energy, SDG&E and SoCalGas could have a material adverse effect on our results of operations, cash flows, financial condition and/or prospects, and with respect to Sempra Energy, could require additional equity securities issuances.
The substantial debt service obligations of Sempra Energy, SDG&E and SoCalGas could have a material adverse effect on our results of operations, cash flows, financial condition and/or prospects by, among other things:
▪making it more difficult and costly for each of these companies to service, pay or refinance its debts as they become due, particularly during adverse economic or industry conditions
▪limiting flexibility to pursue other strategic opportunities or react to changes in each of our businesses and the industry sectors in which they operate
▪requiring a substantial portion of available cash to be used for debt service payments, including interest and potential redemptions, thereby reducing the availability of cash to fund working capital, capital expenditures, development projects, acquisitions, dividend payments and other general corporate purposes
▪causing lenders to require additional materially adverse terms, conditions or covenants in the debt instruments for new debt, which might include restrictions on uses of proceeds or other assets or limitations on the ability to incur additional debt, create liens, pay dividends, redeem or repurchase stock, make investments or receive distributions from subsidiaries or equity method investments
Sempra Energy is committed to maintaining or improving its current credit ratings. To maintain these credit ratings, we may reduce the amount of our outstanding indebtedness with the proceeds from the issuance of additional shares of common or preferred stock. Additional equity issuances may dilute the voting rights and economic interests of existing holders of Sempra Energy’s common and preferred stock. There is no assurance that, should we elect to do so, we would be able to issue additional shares of Sempra Energy’s common or preferred stock with terms that we consider acceptable or at all or reduce the amount of our outstanding indebtedness to a level that allows us to maintain our investment grade credit ratings, which may have a material adverse effect on Sempra Energy’s cash flows, financial condition, results of operations and/or prospects.
The availability and cost of debt or equity financing could be adversely affected by conditions in the financial markets and economic conditions generally, as well as other factors, and any such negative effects could materially adversely affect us.
Our businesses are capital intensive and we rely on long-term debt to fund a significant portion of our capital expenditures and repay outstanding debt, and on short-term borrowings to fund a significant portion of day-to-day business operations. Sempra Energy may also seek to raise capital by issuing additional equity.

Limitations on the availability of credit, increases in interest rates or credit spreads or other negative effects on the terms of any debt or equity financing we may pursue could materially adversely affect our businesses, cash flows, results of operations, financial condition and/or prospects, as well as our ability to meet contractual and other commitments. In difficult market environments, we may find it necessary to fund our operations and capital expenditures at a higher cost or we may be unable to raise as much funding as we need to support new or ongoing business activities. This could cause us to reduce non-safety related capital expenditures and could increase our cost of servicing debt, both of which could significantly reduce our short-term and long-term profitability.
Other factors can affect the availability and cost of capital for our businesses in addition to the terms of debt and equity financing, including, among others:
▪adverse changes to economic and financial market conditions and laws and regulations in the jurisdictions in which we operate or do business
▪the overall health of the energy industry
▪volatility in natural gas or electricity prices
▪for Sempra Energy and SDG&E, risks related to California wildfires and any failure by the State of California to adequately address the financial and operational wildfire-related risks facing California electric IOUs
▪the deterioration of or uncertainty in the political or regulatory environment for local natural gas distribution companies operating in California
▪credit ratings downgrades
We are subject to additional risks due to uncertainty relating to the calculation of LIBOR and its scheduled discontinuance.
Certain of our financial and commercial agreements, including variable rate indebtedness and credit facilities, as well as interest rate derivatives, incorporate LIBOR as a benchmark for establishing certain rates. The Financial Conduct Authority (FCA) in the United Kingdom, which regulates LIBOR, has emphasized the need for market participants to transition away from LIBOR. ICE Benchmark Administration, LIBOR’s administrator, with the support of the FCA, has indicated it will cease publication of certain key U.S. dollar LIBOR tenors in mid-2023 for existing loans. Additionally, the U.S. Federal Reserve has issued a statement advising banks to stop making new LIBOR-based issuances by the end of 2021. These could cause LIBOR to perform differently than it has performed historically pending any discontinuance or modification and after any modification. The adoption of the Secured Overnight Financing Rate (SOFR), which has been identified as the replacement benchmark rate for LIBOR, may result in interest payments that are higher than expected or that do not otherwise correlate over time with the payments that would have been made on such indebtedness if the applicable LIBOR rate was available in its current form. Changes to or the discontinuance of LIBOR, any further uncertainty regarding the implementation of such changes or discontinuance, and uncertainties regarding the performance and characteristics of alternative benchmark rates, could have a material adverse effect on our existing and future variable rate indebtedness and/or borrowings, our existing and future interest rate hedges and the cost of doing business under our commercial agreements that incorporate LIBOR, and could require us to seek to amend the terms of the relevant indebtedness or agreements, which may be on terms materially worse than existing terms. The occurrence of any of these risks could have a material adverse effect on our financial condition, cash flows and/or results of operations.
Certain credit rating agencies may downgrade our credit ratings or place those ratings on negative outlook.
Credit rating agencies routinely evaluate Sempra Energy and the California Utilities, and their ratings are based on a number of factors, including the increased risk of wildfires in California; perceived supportiveness of the regulatory environment affecting utility operations, including delays and difficulties in obtaining recovery, or the denial of recovery, for wildfire-related or other costs; the deterioration of, or uncertainty in, the political or regulatory environment for local natural gas distribution companies operating in California; ability to generate cash flows; level of indebtedness; overall financial strength, including credit metrics; specific transactions or events, such as share repurchases; diversification beyond the regulated utility business (in the case of Sempra Energy); and the status of certain capital projects, as well as other factors beyond our control, such as the state of the economy and our industry generally. Downgrades and factors causing downgrades of one or both of the California Utilities can have a material impact on Sempra Energy’s credit ratings. Downgrades, as well as the factors causing such downgrades, of Sempra Energy’s credit ratings can also have a material impact on the credit ratings of the California Utilities.
While the current Moody’s, S&P and Fitch (collectively, the Rating Agencies) issuer credit ratings for Sempra Energy, SDG&E and SoCalGas are investment grade, some of these ratings have experienced downgrades or have been moved to negative outlook in 2020 and there is no assurance that these credit ratings will not be further downgraded. In that regard, S&P has Sempra Energy, SDG&E and SoCalGas on negative outlook, and these negative outlooks could result in downgrades, or other negative credit rating actions could occur, at any time. We discuss these credit ratings further in “Part II – Item 7. MD&A – Capital Resources and Liquidity.”
For Sempra Energy, the Rating Agencies have noted that the following events, among other things, could lead to negative ratings actions:
▪Sempra Energy’s failure to meet certain financial credit metrics
▪investing disproportionally in unregulated or uncontracted business and the impact on business mix and financial credit metrics over time
▪catastrophic wildfires caused by SDG&E, or catastrophic wildfires caused by any California electric IOUs that participate in the Wildfire Fund, which could exhaust the fund considerably earlier than expected
▪a ratings downgrade at SDG&E and/or SoCalGas
▪continuing to acquire shares under a share repurchase program
For SDG&E, the Rating Agencies have noted that the following events, among other things, could lead to negative ratings actions:
▪SDG&E’s failure to meet certain financial credit metrics
▪the CPUC does not effectively implement the more supportive prudency standard for determining wildfire liability associated with the Wildfire Legislation
▪catastrophic wildfires caused by SDG&E, or catastrophic wildfires caused by any California electric IOUs that participate in the Wildfire Fund, which could exhaust the fund considerably earlier than expected
For SoCalGas, the Rating Agencies have noted that the following events, among other things, could lead to negative ratings actions:
▪SoCalGas’ failure to meet certain financial credit metrics
▪the conclusion of the CPUC’s pending regulatory proceedings where key elements of SoCalGas’ credit profile are negatively impacted
▪deterioration of, or uncertainty in, the political or regulatory environment for local natural gas distribution companies operating in California
▪a ratings downgrade at Sempra Energy
A downgrade of Sempra Energy’s or either of the California Utilities’ credit ratings or ratings outlooks, as well as the reasons for such downgrades, may materially and adversely affect the market prices of our equity and debt securities, the interest rates at which borrowings are made and debt securities and commercial paper are issued, and the various fees on credit facilities. This could make it significantly more costly for Sempra Energy, SDG&E, SoCalGas and Sempra Energy’s other subsidiaries to borrow money, to issue equity or debt securities and commercial paper and to raise other types of capital and/or complete additional financings, any of which could materially and adversely affect our ability to pay the principal of and interest on our debt securities and meet our other debt obligations and contractual commitments, and our cash flows, results of operations and/or financial condition.
We cannot and do not attempt to fully hedge our assets or contract positions against changes in commodity prices, and for those contract positions that are hedged, our hedging procedures may not mitigate our risk as planned.
To reduce financial exposure related to commodity price fluctuations, we may enter into contracts to hedge our known or anticipated purchase and sale commitments, inventories of natural gas and LNG, natural gas storage and pipeline capacity and electric generation capacity. As part of this strategy, we may use forward contracts, physical purchase and sales contracts, futures, financial swaps and options. We do not hedge the entire exposure to market price volatility of our assets or our contract positions, and the extent of the coverage to these exposures varies over time. To the extent we have unhedged positions, or if our hedging strategies do not work as planned, fluctuating commodity prices could have a material adverse effect on our results of operations, cash flows and/or financial condition. Certain of the contracts we may use for hedging purposes are subject to fair value accounting, which may result in gains or losses in earnings for those contracts. In certain cases, these gains or losses may not reflect the associated losses or gains of the underlying position being hedged.
Risk management procedures may not prevent or mitigate losses.
Although we have in place risk management and control systems to quantify and manage risk, these systems may not prevent material losses. Risk management procedures may not always be followed as intended or may not work as planned. In addition, daily value-at-risk and loss limits are primarily based on historic price movements. If prices significantly or persistently deviate from historic prices, the limits may not protect us from significant losses. As a result of these and other factors, there is no assurance that our risk management procedures and systems will prevent or mitigate losses that could materially adversely affect our results of operations, cash flows and/or financial condition.
Market performance or changes in other assumptions could require significant unplanned contributions to pension and other postretirement benefit plans.
Sempra Energy, SDG&E and SoCalGas provide defined benefit pension plans and other postretirement benefits to eligible employees and retirees. A decline in the market value of plan assets may increase the funding requirements for these plans. In addition, the cost of providing pension and other postretirement benefits is affected by other factors, including the assumed rate of return on plan assets, mortality tables, employee demographics, discount rates used in determining future benefit obligations, rates of increase in health care costs, levels of assumed interest rates and future governmental regulation. An adverse change in any of these factors could cause a material increase in our funding obligations which could have a material adverse effect on our results of operations, financial condition, cash flows and/or prospects.
Legal and Regulatory Risks
Our businesses are subject to governmental regulations and tax and accounting requirements and may be materially adversely affected by these regulations or requirements or any changes to them.
The electric power and natural gas industries are subject to governmental regulations, and our businesses are also subject to complex accounting and tax requirements. The regulations and requirements that affect us may, from time to time, undergo significant changes on the federal, state, local and foreign levels, including in response to economic or political conditions. Compliance with these regulations and requirements, including in the event of changes to these regulations and requirements or how they are implemented or interpreted, could materially and adversely affect how we conduct our business and increase our operating costs. New tax legislation, regulations or interpretations in the U.S. and other countries in which we operate or do business could materially adversely affect our tax expense and/or tax balances, and changes in tax policies could materially adversely impact our businesses. Any failure to comply with these regulations and requirements could subject us to significant fines and penalties, including criminal penalties in some cases, and result in the temporary or permanent shutdown of certain facilities and operations. The occurrence of any of these risks could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.
Our operations are subject to rules relating to transactions among the California Utilities and other Sempra Energy businesses. These rules are commonly referred to as “affiliate rules,” which primarily impact commodity and commodity-related transactions. These businesses could be materially adversely affected by changes in these rules or to their interpretations, or by additional CPUC or FERC rules that further restrict our ability to sell natural gas or electricity to, or to trade with, the California Utilities and with each other. Affiliate rules also restrict these businesses from entering into any such transactions with the California Utilities. Any such restrictions on or approval requirements for transactions among affiliates could materially adversely affect the LNG facilities, natural gas pipelines, electric generation facilities, or other operations of our subsidiaries, which could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.
Our businesses require numerous permits, licenses, franchises, and other approvals and agreements from various federal, state, local and foreign governmental agencies, and the failure to obtain or maintain any of them could materially adversely affect our businesses, cash flows, financial condition, results of operations and/or prospects.
Our businesses and operations require numerous permits, licenses, rights-of-way, franchise agreements, certificates and other approvals and agreements from federal, state, local and foreign governmental agencies. These approvals may not be granted in a timely manner or at all or may be modified, rescinded or fail to be extended by one or more of the governmental agencies and authorities that oversee our businesses or as a result of litigation. For example, SoCalGas’ franchise agreements with the City of Los Angeles and Los Angeles County are due to expire in December 2021 and June 2023, respectively, and SDG&E’s franchise agreement with the City of San Diego was scheduled to expire in January 2021. SDG&E participated in the City’s competitive bid process for the franchises, which the City subsequently canceled. In December 2020, the City of San Diego and SDG&E agreed to extend the natural gas and electric franchises to June 1, 2021. The extension is intended to provide newly elected City officials time to seek public input and additional information. The City has announced its plan to start a new competitive bid process in the first quarter of 2021. Successfully obtaining, maintaining or renewing any or all of these approvals could result in higher costs or the imposition of conditions or restrictions on the manner in which we operate our businesses. Furthermore, our permits require compliance by us and may require compliance by our underlying customers. Failure by us or our customers to comply with permit, license, right-of-way or franchise requirements could result in these approvals and agreements being modified, suspended or rescinded and could subject us to significant fines and penalties. If one or more of these approvals or agreements were to be suspended, rescinded or otherwise terminated, including due to expiration, or be modified in a manner that makes our continued operation of the applicable business prohibitively expensive or otherwise undesirable or impossible, we may be required to temporarily or permanently cease certain of our operations, sell the associated assets or remove them from service, construct new assets intended to bypass the impacted area, or any combination of the foregoing, in which case we may lose a significant portion of our rate base or other revenue generating assets, our prospects may be materially adversely affected and we may incur significant impairment charges or other costs that may not be recoverable. The occurrence of any of these events could materially adversely affect our businesses financial condition, results of operations, cash flows and/or prospects.
We may invest significant amounts of money in major capital projects prior to receiving regulatory approval. If there is a delay in obtaining required regulatory approvals; if any regulatory approval is conditioned on major changes or other requirements that increase costs or impose restrictions on our existing or planned operations; if we fail to obtain or maintain required approvals or to comply with them or other applicable laws or regulations; if we are involved in litigation that adversely impacts any required approvals or rights to the applicable property; or if management decides not to proceed with a project, we may be unable to recover any or all amounts invested in that project. Any such occurrence could cause our operations and prospects to materially decline and our costs to materially increase, result in material impairments, and otherwise materially adversely affect our businesses, financial condition, results of operations, cash flows and/or prospects.
Our businesses have significant environmental compliance costs, and future environmental compliance costs could have a material adverse effect on our cash flows and/or results of operations.
Our businesses are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection, including air quality, water quality and usage, wastewater discharge, solid waste management, hazardous waste disposal and remediation, conservation of natural resources, wetlands and wildlife, renewable energy resources, climate change and GHG emissions, among others. To comply with these legal requirements, we must spend significant amounts on environmental monitoring, pollution control equipment, mitigation costs and emissions fees, and these amounts could increase as a result of various factors that we may not control, including if these legal requirements change, permits are not issued, renewed or amended as anticipated, energy demands increase or our mix of energy supplies changes. Our regulated utilities may be materially adversely affected if these additional costs are not recoverable in rates. In addition, we may be ultimately responsible for all on-site liabilities associated with the environmental condition of our projects and properties, in each case regardless of when the liabilities arose and whether they are known or unknown, which exposes us to risks arising from contamination at our former or existing facilities or with respect to off-site waste disposal sites that have been used in our operations. In the case of our regulated utilities, some of these costs may not be recoverable in rates. Our facilities, including those of our JVs, are subject to laws and regulations that have been the subject of increased enforcement activity with respect to power generation facilities. Failure to comply with applicable environmental laws and regulations may subject our businesses to substantial penalties and fines, including criminal penalties in some cases, and/or significant curtailments of our operations, which could materially adversely affect our cash flows and/or results of operations.
Increasing international, national, regional and state-level environmental concerns as well as related new or proposed legislation and regulation may have material negative effects on our operations, operating costs and the scope and economics of proposed expansions or other capital expenditures, which could have a material adverse effect on our results of operations, cash flows and/or prospects. In particular, existing and potential state, national and international legislation and regulation relating to the control and reduction of GHG emissions may materially limit operations or otherwise materially adversely affect us. For example, SB 100 requires each California electric utility, including SDG&E, to procure 50% of its annual electric energy requirements from renewable energy sources by 2026, and 60% by 2030. SB 100 also creates the policy of meeting all of California’s retail electricity supply with a mix of RPS Program-eligible and zero-carbon resources by 2045. The law also includes stipulations that this policy not increase carbon emissions elsewhere in the western grid and not allow resource shuffling, and requires that the CPUC, CEC, CARB and other state agencies incorporate this policy into all relevant planning. In addition to signing SB 100 into law, the then-Governor of California also signed an executive order establishing a new statewide goal to achieve carbon neutrality as soon as possible, and no later than 2045, and achieve and maintain net negative emissions thereafter. The executive order calls on CARB to address this goal in future scoping plans, which affect several major sectors of California’s economy, including transportation, agriculture, development, industrial and others. California recently issued new climate initiatives in line with this statewide goal, including two executive orders requiring sales of all passenger vehicles to be zero-emission by 2035. Our California Utilities and any of our other businesses impacted by similar future laws and regulations may be materially adversely affected if these additional costs are not recoverable in rates or, with respect to our non-regulated utility businesses, if such costs are not able to be passed through to customers. Even if such costs are recoverable, the effects of existing and proposed GHG emission reduction standards may cause rates or other costs to customers to increase to levels that substantially reduce customer demand and growth, which may have a material adverse effect on the cash flows, performance, businesses and/or prospects of the

California Utilities and any of our other affected businesses. SDG&E, as well as any of our other businesses affected by similar mandates in the future, may also be subject to significant penalties and fines if certain mandated renewable energy goals are not met.
In addition, existing and future laws, orders and regulations regarding mercury, nitrogen and sulfur oxides, particulates, methane or other emissions, or interpretations or revisions to these laws, orders and regulations, could result in requirements for additional monitoring, pollution monitoring and control equipment, safety practices, other operational changes to satisfy new mandates or emission fees, taxes or penalties, any of which could materially adversely affect our results of operations, financial condition and/or cash flows.
Our businesses, results of operations, financial condition and/or cash flows may be materially adversely affected by the outcome of litigation or other proceedings in which we are involved.
Sempra Energy and its subsidiaries are defendants in a number of lawsuits, binding arbitrations and regulatory proceedings, including in connection with the Aliso Canyon natural gas storage facility natural gas leak that we discuss in further detail below under “Risks Related to the California Utilities – Legal and Regulatory Risks.” We discuss material pending proceedings in Note 16 of the Notes to Consolidated Financial Statements. We have spent, and continue to spend, substantial amounts of money, time and employee and management focus defending these lawsuits and proceedings and on related investigations and regulatory proceedings. The uncertainties inherent in lawsuits, arbitrations and other legal proceedings make it difficult to estimate with any degree of certainty the timing, costs and effects of resolving these matters. In addition, juries have demonstrated a willingness to grant large awards, including punitive damages, in personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable, in whole or in part, by insurance or in rates from our customers. Any of the foregoing could cause significant reputational damage and materially adversely affect our businesses, results of operations, financial condition and/or cash flows.
Risks Related to the California Utilities
Operational Risks
The California Utilities are subject to risks arising from the operation, maintenance and upgrade of their natural gas and electricity infrastructure and information technology systems, which, if they materialize, could materially and adversely affect Sempra Energy’s and the California Utilities’ financial results.
The California Utilities own and operate electric transmission and distribution facilities and natural gas transmission, distribution and storage facilities, which are, in many cases, interconnected and/or managed by information technology systems. Even though the California Utilities undertake substantial capital investment projects to construct, replace, maintain, improve and upgrade these facilities and systems, there is a risk of, among other things, potential breakdown or failure of equipment or processes due to aging infrastructure and information technology systems, human error in operations or maintenance, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental requirements and governmental interventions, and performance below expected levels, and these risks could be amplified while capital investment projects are in process. Because our transmission facilities are interconnected with those of third parties, the operation of our facilities could also be adversely affected by events occurring on the systems of such third parties, some of which may be unanticipated or uncontrollable by us.
Additional risks associated with the ability of the California Utilities to safely and reliably operate, maintain, improve and upgrade their facilities and systems, many of which are beyond the California Utilities’ control, include, among others:
▪failure to meet customer demand for natural gas and/or electricity, curtailments, controlled or uncontrolled gas outages, or gas surges back into homes that could cause serious personal injury or loss of life
▪a prolonged widespread electrical black-out that results in damage to the California Utilities’ equipment or damage to property owned by customers or other third parties
▪the release of hazardous or toxic substances into the air, water or soil, including gas leaks
▪severe weather events or natural disasters, pandemics, or attacks by third parties such as cyber-attacks, acts of terrorism, vandalism or war, the effects of which we discuss above under “Risks Related to All Sempra Energy Businesses – Operational Risks”
▪inadequate emergency preparedness plans and the failure to respond effectively to catastrophic events that could lead to public or employee harm or extended outages

The occurrence of any of these events could affect demand for natural gas or electricity, cause unplanned outages, damage the California Utilities’ assets and/or operations, damage the assets and/or operations of third parties on which the California Utilities rely, damage property owned by customers or others, and cause personal injury or death. Any such events could materially adversely affect Sempra Energy’s and one or both of the California Utilities’ financial condition, cash flows and/or results of operations.
Wildfires in California pose a significant risk to the California Utilities’ (particularly SDG&E’s) and Sempra Energy’s business, financial condition, results of operations and/or cash flows.
Potential for Increased and More Severe Wildfires
In 2020, California experienced some of the largest wildfires (measured by acres burned) in its history. Frequent and more severe drought conditions, inconsistent and extreme swings in precipitation, changes in vegetation caused by these precipitation swings or other factors, unseasonably warm temperatures, very low humidity and stronger winds have increased the duration of the wildfire season and the intensity and prevalence of wildfires in California, including in SDG&E’s and SoCalGas’ service territories, and have made these wildfires increasingly difficult to predict and contain. Changing weather patterns, including as a result of climate change, could cause these conditions to become even more extreme and unpredictable. These wildfires could place third-party property and the California Utilities’ electric and natural gas infrastructure in jeopardy and reduce the availability of hydroelectric generators, and these wildfires and the associated weather conditions could result in temporary power shortages in SDG&E’s and SoCalGas’ service territories. In addition, certain of California’s local land use policies and forestry management practices have been relaxed to allow for the construction and development of residential and commercial projects in high-risk fire areas that may not have the infrastructure or contingency plans necessary to address wildfire risks, which could lead to increased third-party claims and greater losses for which SDG&E or SoCalGas may be liable. We discuss the effects wildfires or other natural disasters could have on our businesses, including the ways in which they could materially adversely affect the California Utilities’ and Sempra Energy’s business, financial condition, results of operations and/or cash flows, in this risk factor below and above under “Risks Related to All Sempra Energy Businesses – Operational Risks.”
The Wildfire Legislation
In July 2019, the Governor of California signed the Wildfire Legislation into law, which addresses certain important issues related to catastrophic wildfires in the State of California and their impact on electric IOUs (investor-owned gas distribution utilities such as SoCalGas are not covered by this legislation). The issues addressed include wildfire mitigation, cost recovery standards and requirements, a wildfire fund, a cap on liability, safety certifications, and the establishment of a wildfire safety board. The Wildfire Legislation did not change the doctrine of inverse condemnation, which imposes strict liability (meaning that liability is imposed regardless of fault) on a utility whose equipment, such as its electric distribution and transmission lines, is determined to be a cause of a fire. In such an event, the utility would be responsible for the costs of damages, including potential business interruption losses, as well as interest and attorneys’ fees, even if the utility has not been found negligent. The doctrine of inverse condemnation also is not exclusive of other theories of liability, including if the utility were found negligent, in which case additional liabilities, such as fire suppression, clean-up and evacuation costs, medical expenses, and personal injury, punitive and other damages, could be imposed. The Wildfire Legislation established a revised legal standard for the recovery of wildfire costs (Revised Prudent Manager Standard) and established the Wildfire Fund designed to provide liquidity to participating California electric IOUs to pay wildfire-related claims against a participating IOU in the event that the governmental agency responsible for determining causation determines such IOU’s equipment caused the ignition of a wildfire, primary insurance coverage is exceeded and certain other conditions are satisfied. However, the standards prescribed by the Wildfire Legislation may not be effectively implemented or applied consistently by the State of California or the Wildfire Fund could be completely exhausted due to fires in other California IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof, which could impact our ability to timely access capital necessary to address, in whole or in part, inverse condemnation and other liabilities. Although SDG&E is not aware of any claims made against the Wildfire Fund by any participating IOU, there is no assurance that one or more participating IOUs will not submit claims against the Wildfire Fund in connection with any past or future wildfires. As a result, we are unable to predict whether the Wildfire Legislation will be effectively implemented or consistently applied or its impact on SDG&E’s ability to recover certain costs and expenses in the event that SDG&E’s equipment is determined to be a cause of a fire, and specifically in the context of the application of inverse condemnation. If a major fire is determined to be caused by SDG&E’s equipment, or if a major fire is determined to be caused by another California electric IOU and the Wildfire Fund is depleted as a result, Sempra Energy’s and SDG&E’s business, financial condition, results of operations and/or cash flows could be materially adversely affected.

Cost Recovery Through Insurance or Rates
We have experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could be caused by the California Utilities’ operations, particularly SDG&E’s operations, and these conditions could continue or worsen. As a result of the strict liability standard applied to electric IOU-caused wildfires in California, substantial recent losses recorded by insurance companies, and the risk of an increase in the number and size of wildfires, insurance for wildfire liabilities may not be available or may be available only at rates that are prohibitively expensive. In addition, the insurance that has been obtained for wildfire liabilities and the insurance for these liabilities that may be available in the future, if any, may not be sufficient to cover all losses that we may incur, or it may not be available in sufficient amounts to meet the $1 billion of primary insurance required by the Wildfire Legislation. Uninsured losses may not be recoverable in customer rates and increases in the cost of insurance may be challenged when we seek cost recovery through the regulatory process. We are unable to predict whether we would be allowed to recover in rates or from the Wildfire Fund the costs of any uninsured losses. A loss which is not fully insured, sufficiently covered by the Wildfire Fund and/or cannot be recovered in customer rates, such as the CPUC decision denying SDG&E’s recovery of costs related to wildfires in its service territory in 2007, could materially adversely affect Sempra Energy’s and one or both of the California Utilities’ financial condition, cash flows and/or results of operations.
Wildfire Mitigation Efforts
Although we spend significant resources on measures designed to mitigate wildfire risks, there is no assurance that these measures will be successful or effective in reducing our wildfire-related losses or that their costs will be fully recoverable in rates. The California Utilities are required by applicable California law to submit annual wildfire mitigation plans for approval by the Wildfire Safety Division of the CPUC and could be subject to increased risks if these plans are not approved in a timely manner and fines or penalties for any failure to comply with the approved plans. One of our wildfire mitigation tools is to de-energize certain of our facilities when weather conditions become extreme and there is elevated wildfire ignition risk, in an effort to help mitigate this safety risk to the public. Such “public safety power shutoffs” have been subject to significant scrutiny by various stakeholders, including customers, regulators and law makers, that could lead to legislation or rulemaking that increases the risk of penalties and liability for damages associated with these events. Such costs may not be recoverable in rates. Unrecoverable costs, adverse legislation or rulemaking, scrutiny by key stakeholders or other negative effects associated with wildfire mitigation efforts could materially adversely affect Sempra Energy’s and SDG&E’s financial condition, cash flows and/or results of operations.
The electricity industry is undergoing significant change, including increased deployment of distributed energy resources, technological advancements, and political and regulatory developments.
Electric utilities in California are experiencing increasing deployment of distributed energy resources, such as solar generation, energy storage, energy efficiency and demand response technologies, and California’s environmental policy objectives are accelerating the pace and scope of these industry changes. This growth of distributed energy resources will require modernization of the electric distribution grid to, among other things, accommodate increasing two-way flows of electricity and increase the grid’s capacity to interconnect distributed energy resources. Moreover, enabling California’s clean energy goals will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options and electric vehicle infrastructure. The CPUC is conducting proceedings to: evaluate various projects and pilots; implement changes to the planning and operation of the electric distribution grid in order to prepare for higher penetration of distributed energy resources; consider future grid modernization and grid reinforcement investments; evaluate if traditional grid investments can be deferred by distributed energy resources; determine what, if any, compensation would be feasible and appropriate; and clarify the role of the electric distribution grid operator. These proceedings and the broader changes in California’s electricity industry could result in new regulations, policies and/or operational changes that could materially adversely affect SDG&E’s and Sempra Energy’s businesses, cash flows, financial condition, results of operations and/or prospects.
SDG&E provides bundled electric procurement service through various resources that are typically procured on a long-term basis. While SDG&E currently provides such procurement service for most of its customer load, customers do have the ability to receive procurement service from a load serving entity other than SDG&E, through programs such as DA and CCA. DA is currently limited by a cap based on gigawatt hours and CCA is only available if a customer’s local jurisdiction (city) offers such a program. Several local jurisdictions, including the City and County of San Diego and other municipalities, have implemented, are implementing or are considering implementing CCA, which could result in SDG&E providing procurement service for less than half of its current customer load as early as December 31, 2021. When customers are served by another load serving entity, SDG&E no longer procures electricity for this departing load and the associated costs of the utility’s procured resources could then be borne by SDG&E’s remaining bundled procurement customers. Existing state law requires that customers opting to have CCA procure their electricity must absorb the cost of above-market electricity procurement commitments already made by SDG&E on their behalf, which requirements are designed to equitably share costs among customers served by SDG&E and customers served by DA and CCA. If adequate mechanisms are not implemented to help ensure compliance with state law or if state law changes, remaining bundled customers of SDG&E could potentially experience large increases in rates for commodity costs under commitments made on behalf of CCA customers prior to their departure or, if all such costs are not recoverable in rates, SDG&E could experience material increases in its unrecoverable commodity costs. If legislative, regulatory or legal action is taken that has the effect of preventing or delaying recovery of these procurement costs or if mechanisms are not in place to help ensure compliance with state law, the unrecovered costs could have a material adverse effect on SDG&E’s and Sempra Energy’s cash flows, financial condition and/or results of operations.
Natural gas and natural gas storage have increasingly been the subject of political and public scrutiny, including a desire by some to substantially reduce or eliminate reliance on natural gas as an energy source.
Certain California legislators and stakeholder, advocacy and activist groups have expressed a desire to further limit or eliminate reliance on natural gas as an energy source by advocating increased use of renewable electricity and electrification in lieu of the use of natural gas. Certain California state agencies have recently proposed public policies that would prohibit or restrict the use and consumption of natural gas, for example in new buildings and appliances, and certain local city governments have passed ordinances restricting use of natural gas connections in newly constructed buildings. These proposals and ordinances and any other similar regulatory action could have the effect of reducing natural gas use over time. In addition, CARB, California’s primary regulator for GHG emission reduction programs, has published plans for reducing GHG emissions in line with California’s climate goals that include proposals to reduce natural gas demand, including more aggressive energy efficiency programs to reduce natural gas end use, increased renewable generation in the electric sector reducing noncore gas load, and replacement of natural gas appliances with electric appliances. CARB’s plans also propose that some conventional natural gas be displaced with above-market renewable natural gas, which could result in increased costs that may not be fully recoverable in rates, and CARB is currently considering updates to its GHG reduction plans, which are due to be finalized in 2022, that could further reduce natural gas demand. The CPUC has initiated an OIR to update gas reliability standards, determine the regulatory changes necessary to improve coordination between natural gas utilities and natural gas-fired electric generators, and implement a long-term planning strategy to manage the state’s transition away from natural gas-fueled technologies to meet California’s decarbonization goals. The OIR will be conducted in two phases, the first of which is addressing reliability standards and coordination between natural gas utilities and natural gas-fired electric generators, and the second of which will implement a long-term planning strategy. A substantial reduction or the elimination of natural gas as an energy source in California could lead to certain of SoCalGas’ and SDG&E’s gas assets no longer meeting CPUC standards to recover costs and earn an associated rate of return, thus potentially causing our substantial investment in the value of these gas assets to be depreciated on an accelerated basis or become stranded, and could otherwise have a material adverse effect on SoCalGas’, SDG&E’s and Sempra Energy’s cash flows, financial condition and/or results of operations.
SDG&E may incur substantial costs and liabilities as a result of its partial ownership of a nuclear facility that is being decommissioned.
SDG&E has a 20% ownership interest in SONGS, formerly a 2,150-MW nuclear generating facility near San Clemente, California, that is in the process of being decommissioned by Edison, the majority owner of SONGS. SDG&E, and each of the other owners, is responsible for financing its share of expenses and capital expenditures, including decommissioning activities. Although the facility is being decommissioned, SDG&E’s ownership interest in SONGS continues to subject it to the risks of owning a partial interest in a nuclear generation facility, which include, among other things:
▪the potential release of a radioactive material, including from a natural disaster, that could cause catastrophic harm to human health and the environment
▪the potential harmful effects on the environment and human health resulting from the prior operation of nuclear facilities and the storage, handling and disposal of radioactive materials
▪limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with operations and the decommissioning of the facility
▪uncertainties with respect to the technological and financial aspects of decommissioning the facility
In addition, SDG&E maintains NDTs for providing funds to decommission SONGS. Trust assets have been generally invested in equity and debt securities, which are subject to significant market fluctuations. A decline in the market value of trust assets, an adverse change in the law regarding funding requirements for decommissioning trusts, or changes in assumptions or forecasts related to decommissioning dates, technology and the cost of labor, materials and equipment could increase the funding requirements for these trusts, which costs in each case may not be fully recoverable in rates. Furthermore, CPUC approval is required in order to make withdrawals from these trusts. CPUC approval for certain expenditures may be denied altogether if the CPUC determines that the expenditures are unreasonable. In addition, decommissioning may be materially more expensive than we currently anticipate and therefore decommissioning costs may exceed the amounts in the trust funds. Rate recovery for overruns would require CPUC approval, which may not occur.
The occurrence of any of these events could result in a substantial reduction in our expected recovery and have a material adverse effect on SDG&E’s and Sempra Energy’s businesses, cash flows, financial condition, results of operations and/or prospects.
We discuss SONGS further in Note 15 of the Notes to Consolidated Financial Statements.
Legal and Regulatory Risks
The California Utilities are subject to extensive regulation by state, federal and local legislative and regulatory authorities, which may materially adversely affect us.
Rates and Other Capital-Related Matters
The CPUC regulates the California Utilities’ customer rates, except for SDG&E’s electric transmission rates which are regulated by the FERC. The CPUC also regulates, among other matters, the California Utilities’:
▪conditions of service
▪sales of securities
▪rates of return
▪capital structure
▪rates of depreciation
▪long-term resource procurement
The CPUC periodically approves the California Utilities’ customer rates based on authorized capital expenditures, operating costs, including income taxes, and an authorized rate of return on investments, as well as settlements with third parties, while incorporating a risk-based decision-making framework. The outcome of ratemaking proceedings can be affected by various factors, many of which are not in our control, including, among others, the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; changes in the political, regulatory, or legislative environments; and the opinions of applicable regulators, consumer and other stakeholder organizations and customers about the California Utilities’ ability to provide safe, reliable, and affordable electric and gas services. These ratemaking proceedings include decisions about major programs in which SoCalGas and SDG&E make significant investments under an approved CPUC framework, but which investments may remain subject to a CPUC reasonableness review or filing that could result in the disallowance of a portion of the incurred costs. The California Utilities also may be required to incur costs and make investments to comply with legislative and regulatory requirements and initiatives, such as those relating to the development of a state-wide electric vehicle charging infrastructure, the deployment of distributed energy resources, implementation of demand response and customer energy efficiency programs, energy storage and renewable energy targets, gas distribution and transmission safety and integrity, and underground gas storage, among others. The California Utilities’ ability to recover these costs and investments depends in part on the final form of the legislative or regulatory requirements and the ratemaking mechanisms associated with them, and could also be impacted by the timing and process of the ratemaking mechanism, in which there is a potentially significant time lag between when costs are incurred and when those costs are recovered in customers’ rates and there could be potentially material differences between the forecasted or authorized costs embedded in rates (which are set on a prospective basis) and the amount of actual costs incurred. The cash flows, results of operations, financial condition and/or prospects of Sempra Energy and each of the California Utilities may be materially adversely affected by their rates, which can be impacted by, among other things:
▪delays by the CPUC on decisions regarding recovery
▪the results of after-the-fact reasonableness reviews with unclear standards
▪finalization of legislative and regulatory requirements and initiatives in an unexpected manner
▪rejection of settlements with third parties
▪decisions denying recovery or authorizing less than full recovery on the basis that costs were not reasonably or prudently incurred or for other reasons
▪actual capital expenditures or operating costs exceeding the amounts approved by the CPUC
In addition, changes in key benchmark interest rates may trigger automatic adjustment mechanisms that determine the California Utilities’ authorized rates of return. Specifically, the CCM considers changes in interest rates based on the applicable 12-month average Moody’s utility bond index. If triggered, the CCM would automatically update the California Utilities’ authorized cost of debt based on actual costs and authorized ROE upward or downward by one-half of the difference between the CCM benchmark and the applicable 12-month average Moody’s utility bond index. For the 12-months ended September 30, 2020, SDG&E and SoCalGas were close to their respective benchmark rates but did not trigger the CCM. Interest rates referenced in the applicable Moody’s utility bond indices have been more than 100 bps below the benchmark since the beginning of the current measurement period. If these interest rates remain at current levels through the remainder of the current measurement period, a triggering event for SDG&E and SoCalGas could occur. A trigger of the CCM in 2021 that requires a downward adjustment could materially adversely affect the results of operations and cash flows of Sempra Energy and, depending on the CCM that is triggered, SDG&E and SoCalGas, beginning January 1, 2022. We discuss the CCM further in “Part I – Item 1. Business – Ratemaking Mechanisms – California Utilities – Cost of Capital Proceedings” and in Note 4 of the Notes to Consolidated Financial Statements.
The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on investments in electric transmission assets, and other similar matters involving SDG&E. These ratemaking mechanisms are subject to many risks similar to those described above regarding the CPUC.
CPUC Authority Over Operational Matters
The CPUC has regulatory authority related to utility operations, safety standards and practices, competitive conditions, reliability and planning, affiliate relationships and a wide range of other matters, including citation programs concerning matters such as safety activity, disconnection and billing practices, resource adequacy and environmental compliance. Many of these standards and programs are becoming more stringent and could impose severe penalties. For example, SDG&E and SoCalGas are subject to a safety enforcement program developed by the CPUC pursuant to SB 291 that includes procedures for monitoring, data tracking and analysis, and investigations, and delegates citation authority to CPUC staff under the direction of the CPUC Executive Director. The CPUC staff has authority to issue citations up to an administrative limit of $8 million per citation under this program, and penalties issued by the CPUC under the program can exceed this administrative limit, having exceeded $1.5 billion in one instance for an unrelated third party. The CPUC conducts various reviews and audits of the matters under its authority, including compliance with CPUC regulations, and could launch investigations or open proceedings at any time on any issue it deems appropriate, the results of which could lead to citations, disallowances, fines and penalties. Any such citations, disallowances, fines or penalties for noncompliance with any CPUC regulations, programs or standards, as well as any corrective or mitigation actions required to become in compliance if not sufficiently funded in customer rates, could have a material adverse effect on Sempra Energy’s and the California Utilities’ results of operations, financial condition, cash flows and/or prospects. We discuss various CPUC proceedings relating to the California Utilities’ rates, costs, incentive mechanisms and performance-based regulation in Notes 4, 15 and 16 of the Notes to Consolidated Financial Statements.
Influence of Other Organizations and Potential Regulatory Changes
The California Utilities and Sempra Energy may be materially adversely affected by revisions or reinterpretations of existing or new legislation, regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies, any of which could change how the California Utilities operate, affect their ability to recover various costs through rates or adjustment mechanisms, or require them to incur substantial additional expenses.
The California Utilities are also affected by the activities of organizations such as Cal PA, TURN, Utility Consumers’ Action Network, Sierra Club and other stakeholder, advocacy and activist groups. To the extent that any of these groups are successful in directly or indirectly influencing the California Utilities’ operations, this could have a material adverse effect on the California Utilities’ and Sempra Energy’s businesses, cash flows, results of operations, financial condition and/or prospects.
SoCalGas has incurred and may continue to incur significant costs, expenses and other liabilities related to the Leak, a substantial portion of which may not be recoverable through insurance.
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County. As described in Note 16 of the Notes to Consolidated Financial Statements, numerous lawsuits, investigations and regulatory proceedings have been initiated in response to the Leak, resulting in significant costs.
Civil and Criminal Litigation
As of February 22, 2021, 395 lawsuits, including approximately 36,000 plaintiffs, are pending against SoCalGas related to the Leak, some of which have also named Sempra Energy. All these cases, other than a matter brought by the Los Angeles County District Attorney and the federal securities class action discussed below, are coordinated before a single court in the LA Superior Court for pretrial management. The initial trial previously scheduled for June 2020 for a small number of randomly selected individual plaintiffs was postponed, with a new trial date yet to be determined by the court.

Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra Energy and/or SoCalGas. Three of the actions were joined in an Amended Consolidated Shareholder Derivative Complaint, which was dismissed with prejudice in January 2021. The remaining action was also dismissed but plaintiffs were given leave to amend their complaint.
A misdemeanor criminal complaint was filed by the Los Angeles County District Attorney’s office, as to which SoCalGas entered a settlement that was approved by the LA Superior Court; challenges by certain residents have been rejected by the California Supreme Court.
Additional litigation, including by public entities, and criminal complaints may be filed against us related to the Leak or our responses thereto.
The costs of defending against or settling or otherwise resolving the civil and criminal lawsuits, and any compensatory, statutory or punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs, if awarded or imposed, as well as the costs of mitigating the actual natural gas released, could be significant. We discuss these risks further above under “Risks Related to All Sempra Energy Businesses – Legal and Regulatory Risks” and in this risk factor below under “Insurance and Estimated Costs.”
Governmental Investigations, Orders and Additional Regulation
In January 2016, CalGEM and the CPUC selected Blade to conduct, under their supervision, an independent analysis of the technical root cause of the Leak, to be funded by SoCalGas. The root cause analysis was released in May 2019 and did not identify any instances of non-compliance by SoCalGas and concluded that SoCalGas’ compliance activities conducted prior to the Leak did not find indications of a casing integrity issue, but also opined that there were measures, though not required by gas storage regulations at the time, that could have been taken to aid in the early identification of corrosion and that, in Blade’s opinion, would have prevented or mitigated the Leak.
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak. The first phase will consider whether SoCalGas violated applicable laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the SED and Blade during the pre-formal investigation, and whether any of the mitigation proposed by Blade should be implemented to the extent not already done. In November 2019, the SED, based largely on the Blade report, alleged a total of 330 violations, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. Hearings on a subset of issues are scheduled to begin in March 2021. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties or sanctions, if any, should be imposed for any violations unreasonable or imprudent practices, or failure to sufficiently cooperate with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. SoCalGas has engaged in settlement discussions with the SED in connection with this proceeding.
Higher operating costs and additional capital expenditures incurred by SoCalGas as a result of these investigations or new laws, orders, rules and regulations arising out of this incident or our responses thereto could be significant and may not be recoverable through insurance or in customer rates. In addition, any of these investigations could result in findings of violations of laws, orders, rules or regulations as well as fines and penalties, any of which could cause significant reputational damage. The occurrence of any of these risks could materially adversely affect SoCalGas’ and Sempra Energy’s cash flows, financial condition and/or results of operations.
Natural Gas Storage Operations and Reliability
Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer and consumer heating needs in the winter. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important element of SoCalGas’ delivery system. As a result of the Leak, SoCalGas suspended injection of natural gas into the Aliso Canyon natural gas storage facility beginning in October 2015 and, following a comprehensive safety review and authorization by CalGEM and the CPUC’s Executive Director, resumed injection operations in July 2017 based on limited operating ranges for the field. In February 2017, the CPUC opened a proceeding pursuant to SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including considering alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated.

If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At December 31, 2020, the Aliso Canyon natural gas storage facility had a net book value of $821 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and/or cash flows.
Insurance and Estimated Costs
At December 31, 2020, SoCalGas estimates certain costs related to the Leak are $1,627 million (the cost estimate), which includes the $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $451 million is accrued as Reserve for Aliso Canyon Costs as of December 31, 2020 on SoCalGas’ and Sempra Energy’s Consolidated Balance Sheets.
The actions against us related to the Leak as described in this risk factor above under “Civil and Criminal Litigation” seek compensatory, statutory and punitive damages, restitution, and civil, administrative and criminal fines, penalties and other costs. In addition, we could be subject to damages, fines, or other penalties or sanctions as a result of the investigations and other matters described in this risk factor above under “Governmental Investigations, Orders and Additional Regulation.” Except for the amounts paid or estimated to settle certain actions, as described in this risk factor above under “Civil and Criminal Litigation,” the cost estimate does not include litigation, regulatory proceedings or regulatory costs to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, or civil, administrative or criminal fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the costs included in the cost estimate, and we intend to pursue the full extent of our insurance coverage for all other costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Additional Information
We discuss Aliso Canyon natural gas storage facility matters further in Note 16 of the Notes to Consolidated Financial Statements.
The failure by the CPUC to adequately reform SDG&E’s rate structure, including the implementation of charges independent of consumption volume and measures to reduce NEM rate subsidies, could have a material adverse effect on SDG&E’s and Sempra Energy’s business, cash flows, financial condition, results of operations and/or prospects.
The NEM program is an electric billing tariff mechanism designed to promote the installation of on-site renewable generation (primarily solar installations) for residential and business customers. Under NEM, qualifying customer-generators receive a full retail rate for the energy they generate that is fed to the utility’s power grid. This occurs during times when the customer’s generation exceeds their own energy usage. Under this structure, NEM customers do not pay their proportionate share of the cost of maintaining and operating the electric transmission and distribution system, subject to certain exceptions, while they still receive electricity from the system when their self-generation is inadequate to meet their electricity needs. The unpaid NEM costs are subsidized by customers not participating in NEM. Accordingly, as more electric-use customers and higher electric-use residential customers switch to NEM and self-generate energy, the burden on the remaining customers increases, which in turn encourages more self-generation, further increasing rate pressure on existing non-NEM customers.
The current electric residential rate structure in California is primarily based on consumption volume, which places a higher rate burden on customers with higher electric use while subsidizing lower use customers. In July 2015, the CPUC adopted a decision that provided a framework for rates that could be more transparent, fair and sustainable. The framework provides for a minimum monthly bill, fewer rate tiers and a gradual reduction in the differences between the tiered rates, and directs the utilities to pursue expanded time-of-use rates. Most elements of the framework were implemented in 2020 and should result in some relief for higher-use customers and a rate structure that better aligns rates with actual costs to serve customers. The decision also established a process for electric utilities to seek implementation of a fixed charge for residential customers, subject to certain conditions; however, in March 2020, the CPUC adopted a decision rejecting electric utilities’ requests to establish a fixed residential charge. The decision allows the utilities to renew their requests for a fixed charge at a later date if such proposals include an adequate customer outreach and communications plan. In August 2020, the CPUC initiated a rulemaking to further develop a successor to the existing NEM tariff. We expect a decision establishing a successor tariff to be issued in the fourth quarter of 2021, with implementation of the successor tariff by January 2022. Depending on the structure and functionality of such a successor tariff, which is uncertain, the current risks associated with the existing NEM tariff could continue or increase.
SDG&E believes the establishment of a charge independent of consumption volume for residential customers is critical to help ensure rates are distributed among all customers that rely on the electric transmission and distribution system, including those participating in the NEM program. In addition, distributed energy resources and energy efficiency initiatives could generally reduce delivered volumes, increasing the importance of a fixed charge. The absence of a charge independent of consumption volume coupled with the continuing increase of solar installation and other forms of self-generation could adversely impact electricity rates and the reliability of the electric transmission and distribution system, which could subject SDG&E to higher levels of customer dissatisfaction, increased likelihood of noncompliance with CPUC or other safety or operational standards, and increased risks attendant to any such noncompliance as we discuss above under “Risks Related to the California Utilities – Legal and Regulatory Risks,” and also could increase SDG&E’s costs, including power procurement, operating or capital costs, and increase the likelihood of disallowance of recovery for these costs.
If the CPUC fails to adequately reform SDG&E’s rate structure to better achieve reasonable, cost-based electric rates that are competitive with alternative sources of power and adequate to maintain the reliability of the electric transmission and distribution system, such failure could have a material adverse effect on SDG&E’s and Sempra Energy’s business, cash flows, financial condition, results of operations and/or prospects.
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
In accordance with the ring-fencing measures, governance mechanisms and commitments we established in connection with our acquisition of an 80.25% indirect interest in Oncor in March 2018, we and Oncor are subject to various restrictions, including, among others:
▪seven members of Oncor’s 13-person board of directors will be independent directors in all material respects under the rules of the NYSE in relation to Sempra Energy and its subsidiaries and affiliated entities and any other direct or indirect owners of Oncor, and also will have no material relationship with Sempra Energy and its subsidiaries and affiliated entities or any other direct or indirect owners of Oncor currently or within the previous 10 years. With respect to the six remaining directors, two will be designated by Sempra Energy, two will be designated by Oncor’s minority owner, TTI, and two will be current or former Oncor officers
▪Oncor will not pay any dividends or other distributions (except for contractual tax payments) if a majority of its independent directors or any of the directors appointed by TTI determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements
▪Oncor will not pay dividends or other distributions (except for contractual tax payments) if that payment would cause its debt-to-equity ratio to exceed the debt-to-equity ratio approved by the PUCT
▪if Oncor’s senior secured debt credit rating by any of the three major rating agencies falls below BBB (or Baa2 for Moody’s), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT
▪there must be maintained certain “separateness measures” that reinforce the legal and financial separation of Oncor from Sempra Energy, including a requirement that dealings between Oncor and Sempra Energy or Sempra Energy’s affiliates (other than Oncor Holdings and its subsidiaries) must be on an arm’s-length basis, limitations on affiliate transactions and a prohibition on pledging Oncor assets or stock for any entity other than Oncor

▪a majority of Oncor’s independent directors and the directors designated by TTI that are present and voting (of which at least one must be present and voting) must approve any annual or multi-year budget if the aggregate amount of capital expenditures or O&M in such budget is more than a 10% increase or decrease from the corresponding amounts of such expenditures in the budget for the preceding fiscal year or multi-year period, as applicable
▪Sempra Energy will continue to hold indirectly at least 51% of the ownership interests in Oncor Holdings and Oncor until at least March 9, 2023, unless otherwise specifically authorized by the PUCT
As a result, we do not control Oncor Holdings or Oncor, and we have limited ability to direct the management, policies and operations of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends, strategic planning and other important corporate issues and actions. We have limited representation on the Oncor Holdings and Oncor boards of directors, which are each controlled by independent directors. Moreover, all directors of Oncor, including those directors we have appointed, have considerable autonomy and, as described in our commitments, have a duty to act in the best interest of Oncor consistent with the approved ring-fence and Delaware law, which may in certain cases be contrary to our best interests or be in opposition to our preferred strategic direction for Oncor. To the extent that the directors approve or Oncor otherwise pursues actions that are not in our interests, the financial condition, results of operations, cash flows and/or prospects of Sempra Energy may be materially adversely affected.
Changes in the electric utility industry, including changes in regulation of ERCOT, could materially adversely affect Oncor’s results of operations, cash flows, financial condition and/or prospects, which could materially adversely affect us.
Oncor operates in the electric utility sector and is subject to various legislative requirements and regulations by U.S., Texas and regional and local authorities. As a result, it is subject to many of the same or similar risks as our California Utilities as we describe above under “Risks Related to the California Utilities.” The costs and burdens associated with complying with these requirements and adjusting Oncor’s business and operations in response to legislative and regulatory developments, including changes in ERCOT, and any fines or penalties that could result from any noncompliance, may have a material adverse effect on Oncor. Moreover, potential legislative, regulatory or market or industry changes may jeopardize the predictability of utility earnings generally. In February 2021, following extreme winter weather, the PUCT issued a moratorium on customer disconnections due to nonpayment and could take other similar measures to address financial challenges experienced by other ERCOT market participants, which could adversely impact Oncor’s collections and cash flows and, in turn, could adversely impact us. Also in February 2021, ERCOT required transmission companies, including Oncor, to significantly reduce demand on the grid due to insufficient electricity generation caused by extreme winter weather, resulting in power outages throughout ERCOT. The Governor of Texas has declared reform of ERCOT as an emergency item for the current Texas Legislative session. Various regulatory and governmental entities have indicated an intent to investigate the operation of the ERCOT grid during this extreme winter weather event and additional inquiries could also arise. Any significant changes relating to the ERCOT market that impact transmission and distribution utilities as a result of such proceedings or otherwise could materially adversely impact Oncor. If Oncor does not successfully respond to these changes and any other legislative, regulatory, or market or industry changes applicable to it, Oncor could suffer a deterioration in its results of operations, financial condition, cash flows and/or prospects, which could materially adversely affect our results of operations, financial condition, cash flows and/or prospects.
Oncor’s operations are capital intensive and it could have liquidity needs that necessitate additional investments in Oncor.
Oncor’s business is capital intensive, and it relies on external financing as a significant source of liquidity for its capital requirements. In the past, Oncor has financed a substantial portion of its cash needs from operations and with proceeds from indebtedness, but these sources of capital may not be adequate in the future. Our commitments to the PUCT prohibit us from making loans to Oncor. As a result, if Oncor fails to meet its capital requirements or if Oncor is unable to access sufficient capital to finance its ongoing needs, we may elect to make additional capital contributions to Oncor. Any such investments could be substantial and would reduce the cash available to us for other purposes, could increase our indebtedness and could ultimately materially adversely affect our results of operations, cash flows, financial condition and/or prospects.
Sempra Energy could incur substantial tax liabilities if EFH’s 2016 spin-off of Vistra from EFH is deemed to be taxable.
As part of its ongoing bankruptcy proceedings, in 2016, EFH distributed all the outstanding shares of common stock of its subsidiary Vistra Energy Corp. (formerly TCEH Corp. and referred to herein as Vistra) to certain creditors of TCEH LLC (the spin-off), and Vistra became an independent, publicly traded company. Vistra’s spin-off from EFH was intended to qualify for partially tax-free treatment to EFH and its shareholders under Sections 368(a)(1)(G), 355 and 356 of the IRC (collectively referred to as the Intended Tax Treatment). In connection with and as a condition to the spin-off, EFH received a private letter ruling from the IRS regarding certain issues relating to the Intended Tax Treatment of the spin-off, as well as tax opinions from counsel to EFH and Vistra regarding certain aspects of the spin-off not covered by the private letter ruling.
In connection with the signing and closing of the merger of EFH with an indirect subsidiary of Sempra Energy, with EFH continuing as the surviving company and as an indirect, wholly owned subsidiary of Sempra Energy (the Merger), EFH sought and received a supplemental private letter ruling from the IRS and Sempra Energy and EFH received tax opinions from their respective counsels that generally provide that the Merger will not affect the conclusions reached in, respectively, the IRS private letter ruling and tax opinions issued with respect to the spin-off described above. Similar to the IRS private letter ruling and opinions issued with respect to the spin-off, the supplemental private letter ruling is generally binding on the IRS and any opinions issued with respect to the Merger are based on factual representations and assumptions, as well as certain undertakings, made by Sempra Energy and EFH, now Sempra Texas Holdings Corp. and a subsidiary of Sempra Energy. If such representations and assumptions are untrue or incomplete, any such undertakings are not complied with, or the facts upon which the IRS supplemental private letter ruling or tax opinions (which will not impact the IRS position on the transactions) are based are different from the actual facts relating to the Merger, the tax opinions and/or supplemental private letter ruling may not be valid and as a result, could be challenged by the IRS. Even though Sempra Texas Holdings Corp. would have administrative appeal rights if the IRS were to invalidate its private letter ruling and/or supplemental private letter ruling, including the right to challenge any adverse IRS position in court, any such appeal would be subject to significant uncertainties and could fail. If it is ultimately determined that the Merger caused the spin-off not to qualify for the Intended Tax Treatment, Sempra Energy, through its ownership of Sempra Texas Holdings Corp., could incur substantial tax liabilities, which would materially reduce and potentially eliminate the value associated with our indirect investment in Oncor and could have a material adverse effect on the results of operations, financial condition and/or prospects of Sempra Energy and on the market value of our common stock, preferred stock and debt securities.
Risks Related to Our Businesses Other Than the California Utilities and Our Interest in Oncor
Operational Risks
Project development activities may not be successful and projects under construction may not commence operation as scheduled, be completed within budget or operate at expected levels, which could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.
All Energy Infrastructure Projects
We are involved in a number of energy infrastructure projects, including natural gas liquefaction facilities; marine and inland ethane and liquid fuels and LPG terminals and storage; natural gas, propane and ethane pipelines and distribution and storage facilities; electric generation, transmission and distribution infrastructure; and other projects. The acquisition, development, construction and expansion of these projects involve numerous risks.
We may be required to spend significant sums for preliminary engineering, permitting, fuel supply, infrastructure development, legal and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built. If the project is not completed, we may have to impair or write off amounts that we have invested in project development and never receive any return on these preliminary investments.
Success in developing a project is contingent upon, among other things:
▪our ability to reach a final investment decision or otherwise make progress with respect to any project, which may be dependent on our financial condition and cash flows and may be influenced by a number of external factors outside our control, including the global economy and global energy and financial markets
▪negotiation of satisfactory EPC agreements, including any renegotiation of total contract price and other terms that may be required in the event of delays in final investment decisions or other failures to meet specified deadlines with respect to a project
▪if we intend to have equity partners in the project, identification of suitable partners and negotiation of satisfactory equity agreements
▪identification of suitable customers and negotiation of satisfactory LNG offtake or other customer agreements
▪negotiation of satisfactory supply, natural gas and LNG sales agreements or firm capacity service agreements and PPAs
▪timely receipt of required governmental permits, licenses and other authorizations that do not impose material conditions and are otherwise granted under terms we find reasonable, as well as maintenance of these authorizations

▪our project partners’ willingness and financial or other ability to make their required investments on a timely basis
▪our contractors and other counterparties’ willingness and financial or other ability to fulfill their contractual commitments
▪timely, satisfactory and on-budget completion of construction, which could be negatively affected by engineering problems, adverse weather conditions or other natural disasters, pandemics, cyber- or other attacks by third parties, work stoppages, equipment unavailability, contractor performance shortfalls and a variety of other factors, many of which we discuss above under “Risks Related to All Sempra Energy Businesses – Operational Risks” and in this risk factor below
▪obtaining adequate and reasonably priced financing for the project
▪the absence of hidden defects or inherited environmental liabilities for any brownfield project construction
▪fast and cost-effective resolution of any litigation or unsettled property rights affecting a project
Any failures with respect to the above factors or other factors material to any particular project could involve significant additional costs to us and otherwise materially adversely affect the successful completion of a project. If we are unable to complete a development project, if we experience substantial delays, or if construction, financing or other project costs exceed our estimated budgets and we are required to make additional capital contributions, our businesses, financial condition, cash flows, results of operations and/or prospects could be materially adversely affected.
The operation of existing facilities, such as Cameron LNG JV’s Phase 1 facility, and any future projects we are able to complete involves many risks, including, among others, the potential for unforeseen design flaws, engineering challenges, equipment failures or the breakdown for other reasons of liquefaction, regasification and storage facilities, electric generation, transmission and distribution infrastructure or other equipment or processes; labor disputes; fuel interruption; environmental contamination; and operating performance below expected levels. In addition, weather-related incidents and other natural disasters, pandemics, cyber- or other attacks by third parties and other similar events can disrupt liquefaction, generation, regasification, storage, transmission and distribution systems and have other impacts that we discuss above under “Risks Related to All Sempra Energy Businesses – Operational Risks.” The occurrence of any of these events could lead to our facilities being idle for an extended period of time or our facilities operating below expected capacity levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Any such occurrence could materially adversely affect our businesses, financial condition, cash flows, results of operations and/or prospects.
LNG Export Projects
In addition to the risks described above that are applicable to all our energy infrastructure projects, we are exposed to additional risks in connection with our LNG export projects, including Cameron LNG JV’s Phase 1 project and our potential development of additional LNG export facilities. Sempra LNG is in discussions with the co-owners of Cameron LNG JV regarding the potential expansion of the facility in Phase 2 to include up to two additional liquefaction trains, is developing a proposed natural gas liquefaction export project near Port Arthur, Texas, and, through a JV agreement with IEnova, is developing a proposed natural gas liquefaction export project at IEnova’s existing ECA Regas Facility in Baja California, Mexico to be developed in two phases (a mid-scale project referred to as ECA LNG Phase 1 and a large-scale project referred to as ECA LNG Phase 2). These projects are at various stages of development, and we have only reached a final investment decision with respect to ECA LNG Phase 1, which occurred in the fourth quarter of 2020. We discuss each of our LNG export projects further in “Part II – Item 7. MD&A – Capital Resources and Liquidity – Sempra LNG.”
Each of these projects faces numerous risks and must overcome significant hurdles. Our ability to reach a final investment decision for each project and, if such a decision is reached and a project is completed, the overall success of such project are dependent on global energy markets, including natural gas and oil supply, demand and pricing. In general, a shift in the supply of natural gas could depress LNG prices and the cost advantages of exporting LNG from the U.S. In addition, global oil prices and their associated current and forward projections could reduce the demand for natural gas in some sectors and cause a corresponding reduction in projected global demand for LNG. Such a reduction in natural gas demand could also occur from higher penetration of alternative fuels in new power generation, or as a result of calls by some to limit or eliminate reliance on natural gas as an energy source globally. Any of these developments could result in increased or decreased competition and impact prospects for developing projects in an environment of declining LNG demand, and could negatively affect the performance and prospects of any of our projects that are or become operational. Moreover, if and as our development projects become operational, such projects could become competitive against each other, which would harm the overall success of our LNG export strategy. At certain moderate levels, oil prices could also make LNG projects in other parts of the world more feasible and competitive with LNG projects in North America, thus increasing supply and competition for the available LNG demand. A decline in natural gas prices outside the U.S. (which in many foreign countries are based on the price of crude oil) may also materially adversely affect the relative pricing advantage that has existed in recent years in favor of domestic natural gas (based on Henry Hub pricing), which could further decrease demand for domestic LNG and increase competition among LNG project developers.

There are a number of potential new LNG projects in addition to ours that are under construction or in the process of development by various project developers in North America, and given the projected global demand for LNG and the inherent risks of these projects, the vast majority of these projects likely will not be completed. Our proposed projects may face distinct disadvantages relative to some of the other projects under construction or in development. For example:
▪Our Port Arthur, Texas project is a greenfield site, and therefore it does not have some of the advantages often associated with brownfield sites. Some of these disadvantages include increased costs and time to construct, which could materially adversely affect the development of this project.
▪The proposed expansion of the Cameron LNG JV facility (Phase 2) is subject to certain restrictions and conditions under the project financing agreements for Phase 1 of the project, including, among others, timing restrictions unless appropriate prior consent is obtained from the project lenders, and requires unanimous consent of all JV partners, including with respect to the equity investment obligations of each partner. There is no assurance that these conditions and requirements can be satisfied, in which case our ability to develop the Phase 2 project would be jeopardized.
▪The ECA Regas Facility, the ECA LNG Phase 1 liquefaction export project under construction and the potential ECA LNG Phase 2 liquefaction export project in Mexico are subject to ongoing land and permit disputes that could make finding or maintaining suitable partners and customers, difficult, and could also hinder or halt construction and, if the project is completed, operations. We discuss these risks further below under “Risks Related to Our Businesses Other Than the California Utilities and Our Interest in Oncor – Legal and Regulatory Risks.” In addition, while we have completed the regulatory process for this LNG export facility in the U.S., the regulatory process in Mexico and the overlay of U.S. regulations for natural gas exports to an LNG export facility in Mexico are not well developed. We experienced significant delays obtaining a necessary export permit from the Mexican government for the ECA LNG Phase 1 liquefaction export project, due in part to government closures as a result of the COVID-19 pandemic, which resulted in material delays in our ability to reach a final investment decision for this project, and we could experience similar delays or face other hurdles in obtaining, renewing or maintaining all necessary permits and other approvals from the Mexican government for projects in the future. As a result, there is no assurance that the proposed ECA LNG Phase 2 project will be constructed and operated without facing significant regulatory challenges and uncertainties, or at all, which in turn could make project financing, as well as finding or maintaining suitable partners and customers for the ECA LNG Phase 2 project difficult. Finally, we have planned measures to not disrupt operations at the ECA Regas Facility with the construction of the ECA LNG Phase 1 project. However, this is not the case with respect to the construction of the ECA LNG Phase 2 project, which we expect may conflict with the current operations at the ECA Regas Facility. The ECA Regas Facility currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, making the decision on whether and how to pursue the ECA LNG Phase 2 project dependent in part on whether the investment in a large-scale liquefaction export facility would, over the long term, be more beneficial than continuing to supply regasification services under our existing contracts.
In connection with certain of these LNG export development opportunities, we have entered into or may enter into Heads of Agreements, Interim Project Participation Agreements, MOUs and/or similar arrangements, all of which are or will be nonbinding and do not or will not obligate any of the parties to execute any definitive agreements or participate in any such opportunities. Any decisions by Sempra Energy or our potential counterparties to proceed with a final investment decision (except with respect to the ECA LNG Phase 1 project, for which a final investment decision has been reached) or binding agreements with respect to our proposed liquefaction export projects will require, among other things, obtaining or maintaining binding customer commitments to purchase LNG, completion of project assessments and achieving other necessary internal and external approvals of each party. In addition, all our proposed LNG export projects are subject to a number of risks and uncertainties, including, among others, the receipt and maintenance of a number of permits and approvals; finding or maintaining suitable partners and customers; obtaining or maintaining financing and incentives; negotiating and completing or maintaining suitable commercial agreements, including equity acquisition and governance agreements, natural gas supply and transportation agreements, LNG sale and purchase agreements and construction contracts (including new EPC contracts for certain projects); and, except for ECA LNG Phase 1, reaching a final investment decision.
There is no assurance that our proposed LNG export facilities will be completed in accordance with estimated timelines and budgets or at all, and our inability to complete one or more of these facilities or significant delays or cost overruns could have a material adverse effect on our future cash flows, results of operations, financial condition and/or prospects, including the recoverability of all or a substantial portion of the capital costs invested in these projects to date.
Financing Arrangements
We may become involved in various financing arrangements with respect to any of our energy infrastructure projects, some of which could expose us to additional risks. For example, Sempra Energy has provided guarantees for its share of Cameron LNG JV’s financing obligations related to its Phase 1 facility for a maximum amount of up to $4.0 billion, which terminate upon Cameron LNG JV achieving “financial completion” of the initial three-train liquefaction project, including all three trains achieving commercial operation and meeting certain operational performance tests. Although these performance tests are currently underway and we anticipate financial completion will be achieved and the guarantees will be terminated in the first half of 2021, this timing could be delayed, perhaps substantially, if these operational performance tests are not completed due to weather-related events, or other events or factors beyond our control. Any failure to achieve financial completion by September 30, 2021 (unless such date is extended in the event of force majeure) would result in an event of default under Cameron LNG JV’s financing agreements and a potential demand on Sempra Energy’s guarantees. Further, pursuant to the financing agreements, Cameron LNG JV is restricted from making distributions to its project owners, including Sempra LNG, from January 1, 2021 until the earlier of September 30, 2021 and the achievement of financial completion. A delay could materially adversely impact our results of operations and cash flows until financial completion is achieved.
Sempra Energy also has provided a separate guarantee with a maximum exposure to loss of $979 million under the Support Agreement for the benefit of CFIN in connection with a separate financing arrangement intended to return equity to the Cameron LNG JV project owners. This guarantee terminates upon full repayment of the guaranteed debt by 2039, and the holders of the guarantee are permitted to put the $753 million of guaranteed debt to Sempra Energy on an annual basis and upon the occurrence of certain specified events, including if the guaranteed debt is not paid in accordance with its terms, and may determine to transfer some or all of the guaranteed debt to Sempra Energy at certain specified times.
The loan and other financing agreements related to all of these guarantees contain events of default customary for such financings, and the occurrence of any such default could result in a demand on these guarantees. If we are required to pay some or all of the amounts under these guarantees (or, with respect to the guarantee under the Support Agreement, the guaranteed debt becomes a direct financial obligation as a result of any put or call), any such payments could have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.
Domestic and international hydraulic fracturing operations are subject to political, economic and other uncertainties that could increase the costs of doing business, impose additional operating restrictions or delays, and adversely affect production of LNG and reduce or eliminate LNG export opportunities and demand.
Domestic and international hydraulic fracturing operations face political and economic risks and other uncertainties. Several states have adopted or are considering adopting regulations to impose more stringent permitting, public disclosure and well construction requirements on hydraulic fracturing operations. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict the performance of or prohibit well drilling in general and/or hydraulic fracturing in particular. We cannot predict whether additional federal, state, local or international laws or regulations applicable to hydraulic fracturing will be enacted in the future and, if so, what actions any such laws or regulations would require or prohibit. The current U.S. Administration may have a negative view of hydraulic fracturing practices, which could increase the risk of regulation negatively affecting these operations. If additional levels of regulation or permitting requirements were imposed on hydraulic fracturing operations, natural gas prices in North America could rise, which in turn could materially adversely affect the relative pricing advantage that has existed in recent years in favor of domestic natural gas (based on Henry Hub pricing) and impact the supply of natural gas to Cameron LNG JV’s Phase 1 project and our other LNG export projects currently in development. Increased regulation or difficulty in permitting of hydraulic fracturing, and any corresponding increase in domestic natural gas prices, could materially adversely affect demand for LNG exports and our ability to develop commercially viable LNG export facilities beyond Cameron LNG JV’s Phase 1 facility currently in operation and ECA LNG Phase 1 currently in construction.
When our businesses enter into fixed-price long-term contracts to provide services or commodities, they are exposed to inflationary pressures such as rising commodity prices and interest rate risks.
Sempra Mexico and Sempra LNG generally endeavor to secure long-term contracts with customers for services and commodities in an effort to optimize the use of their facilities, reduce volatility in earnings and support the construction of new infrastructure. However, if these contracts are at fixed prices, the profitability of the contract may be materially adversely affected by inflationary pressures, including rising operational costs, costs of labor, materials, equipment and commodities, rising interest rates that affect financing costs and changes in applicable exchange rates. We may try to mitigate these risks by, among other things, using variable pricing tied to market indices, anticipating an escalation in costs when bidding on projects, providing for cost escalation, providing for direct pass-through of operating costs or entering into hedges. However, these measures, if implemented, may not fully offset any increases in operating expenses and/or financing costs caused by inflationary pressures, and using these measures could introduce additional risks. The failure to fully or substantially offset these increases could have a material adverse effect on our financial condition, cash flows and/or results of operations.
Increased competition could materially adversely affect us.
The markets in which we operate are characterized by numerous strong and capable competitors, many of whom have extensive and diversified development and/or operating experience (including both domestically and internationally) and financial resources similar to or greater than ours. Further, in recent years, the natural gas pipeline, storage and LNG market segments have been characterized by strong and increasing competition both with respect to winning new development projects and acquiring existing assets. In Mexico, despite the commissioning of many new energy infrastructure projects by the CFE and other governmental agencies, competition for recent pipeline projects has been intense with numerous bidders competing aggressively for these projects. In addition, Sempra Mexico’s natural gas distribution business faces increased competition now that its former exclusivity period with respect to its distribution zones has expired and other distributors are legally permitted to build and operate natural gas distribution systems and compete to attract customers in the locations where it operates. There is no assurance that we will be successful in bidding for new development opportunities in the U.S. or Mexico. These competitive factors could have a material adverse effect on our business, results of operations, cash flows and/or prospects.
We may not be able to enter into, maintain, extend or replace expiring long-term supply and sales agreements or long-term firm capacity agreements for our projects.
The ECA Regas Facility has long-term capacity agreements with a limited number of counterparties. Under these agreements, customers pay capacity reservation and usage fees to receive, store and regasify the customers’ LNG. We also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified for sale to other parties. The long-term supply agreements are intended to reduce our exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying LNG supply prices to prevailing natural gas market price indices. However, the long-term nature of these agreements also exposes us to risks, including increased credit risks that we discuss below under “Risks Related to Our Businesses Other Than the California Utilities and Our Interest in Oncor – Operational Risks.” In addition, in 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted a breach of contract by IEnova and a force majeure event, seeking to terminate these capacity agreements and recover damages. One of these two customers has stopped making payments under its long-term capacity agreement (and IEnova has drawn on the customer’s letter of credit provided as payment security), has submitted a request for arbitration of the dispute and has filed a constitutional challenge related to the dispute, and although the other customer is presently making regular payments under its agreement, it has joined the arbitration proceedings related to the dispute. In addition, one of these customers has commenced legal proceedings in Mexican court seeking modification or rescission of certain material permits for the ECA Regas Facility and ECA LNG. An unfavorable decision with respect to all or any part of these challenges and proceedings, or the potential for an extended dispute, could lead to significant legal and other costs and could materially adversely affect our relationships with these long-term customers and the reliability of revenues from the ECA Regas Facility. Any such event could have a material adverse effect on our financial condition, results of operations, cash flows and/or prospects.
For certain of our potential liquefaction export projects, definitive sale and purchase agreements have been secured for some of the anticipated nameplate capacity of the applicable facility. These agreements contain conditions of effectiveness, including, for example, our final investment decision for the applicable project within agreed timelines. If these conditions are not satisfied or if these agreements cease to be effective for other reasons, we could be subject to significant competition in securing replacement customers for these projects and we may not be able to do so under favorable terms, in a timely manner or at all. Moreover, some of the anticipated capacity for these potential projects is not currently subject to definitive customer agreements, and we may not be able to identify suitable customers or negotiate satisfactory sale and purchase agreements for all or a portion of this anticipated capacity in a timely manner or at all. Any such outcome could jeopardize our ability to develop these potential projects and receive an acceptable return on our investments in the projects, which could materially adversely affect our financial condition, results of operations, cash flows and/or prospects.
Sempra Mexico’s and Sempra LNG’s ability to enter into or replace existing long-term firm capacity agreements for their natural gas pipeline operations are dependent on demand for and supply of LNG and/or natural gas from their transportation customers, which may include our LNG export facilities. A significant sustained decrease in demand for and supply of LNG and/or natural gas from such customers could have a material adverse effect on our businesses, results of operations, cash flows and/or prospects.
The electric generation and wholesale power sales industries are highly competitive. As more plants are built, supplies of energy and related products exceed demand and competitive pressures increase, wholesale electricity prices may decline or become more volatile. Without the benefit of long-term power sales agreements, our revenues may be subject to increased price volatility, and we may be unable to sell the power that Sempra Mexico’s facilities are capable of producing or to sell it at favorable prices, which could materially adversely affect our results of operations, cash flows and/or prospects.
Our businesses depend on the performance of counterparties, including with respect to long-term supply, sales and capacity agreements, and any failure by these parties to perform could result in substantial expenses and business disruptions and exposure to commodity price risk and volatility, any of which could materially adversely affect our businesses, financial condition, cash flows, results of operations and/or prospects.
Our businesses and the businesses we invest in depend on business partners, customers, suppliers and other counterparties who owe money or commodities as a result of market transactions or other long-term agreements or arrangements to perform their obligations in accordance with such agreements or arrangements. Should they fail to perform, we may be required to enter into alternative arrangements or to honor the underlying commitment at then-current market prices. In such an event, we may incur additional losses to the extent of amounts already paid to such counterparties. Any efforts to enforce the terms of these agreements or arrangements through legal or other available means could involve significant time and costs and would be unpredictable and susceptible to failure. In addition, many such agreements and arrangements, including the relationships with the applicable counterparties, are important for the conduct and growth of our businesses. Further, we often extend credit to counterparties and customers and, although we perform significant credit analyses prior to extending credit, we may not be able to collect amounts owed to us. The failure of any of our counterparties to perform in accordance with their agreements or arrangements with us could materially adversely affect our businesses, results of operations, cash flows, financial condition and/or prospects.
Our long-term supply, sales and firm capacity contracts increase our credit risk if our counterparties fail to perform or become unable to meet their contractual obligations. For example, if the counterparties, customers or suppliers to one or more of the key agreements for the ECA Regas Facility or Sempra Mexico’s other long-term capacity agreements for the transportation of natural gas and LPG were to fail to perform or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on our results of operations, cash flows and/or prospects. In addition, for Cameron LNG JV’s Phase 1 project, Cameron LNG JV has 20-year liquefaction and regasification tolling capacity agreements in place with affiliates of TOTAL SE, Mitsubishi Corporation and Mitsui & Co., Ltd. that collectively subscribe for the full nameplate capacity of the facility. If the counterparties to these tolling agreements were to fail to perform or become unable to meet their contractual obligations to Cameron LNG JV on a timely basis, it could have a material adverse effect on our results of operations, cash flows and/or prospects.
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
Sempra Mexico’s and Sempra LNG’s obligations and those of their suppliers for LNG are contractually subject to suspension or termination for “force majeure” events, which generally are beyond the control of the parties, and substantial limitations of remedies for other failures to perform, including limitations on damages to amounts that could be substantially less than those necessary to provide full recovery of costs for any breach of the agreements, which in each case could have a material adverse effect on our results of operations, cash flows, financial condition and/or prospects.
Sempra Mexico and Sempra LNG engage in JVs or invest in companies in which other equity partners may have or share with us control over the applicable project or investment. We discuss the risks related to these arrangements above under “Risks Related to Our Businesses Other Than the California Utilities and Our Interest in Oncor – Operational Risks.”
We rely on transportation assets and services, much of which we do not own or control, to deliver natural gas and electricity.
We depend on electric transmission lines, natural gas pipelines and other transportation facilities and services owned and operated by third parties to, among other things:
▪deliver the natural gas and electricity and LPG we sell to wholesale markets or that we use for our natural gas liquefaction export facilities
▪supply natural gas to our gas storage and electric generation facilities
▪provide retail energy services to customers
Sempra Mexico and Sempra LNG also depend on natural gas pipelines to interconnect with the ultimate source or customers of the commodities they are transporting, and also on specialized ships to transport LNG. Sempra Mexico’s subsidiaries also rely on transmission lines to sell electricity to their customers. If transportation is disrupted, or if capacity is inadequate, we may be unable to sell and deliver our commodities, electricity and other services to some or all of our customers. As a result, we may be responsible for damages incurred by our customers, such as the additional cost of acquiring alternative electricity, natural gas, LNG or LPG supplies at then-current spot market rates, or we could lose customers that may be difficult to replace in competitive market conditions, any of which could have a material adverse effect on our businesses, financial condition, cash flows, results of operations and/or prospects.

Foreign Operations Risks
Our international businesses and operations expose us to legal, tax, economic, geopolitical, management oversight, foreign currency and inflation risks and challenges.
Overview
In Mexico, we own or have interests in natural gas distribution and transportation assets, LPG storage and transportation facilities, ethane transportation assets, electricity generation facilities, LNG facilities and ethane and liquid fuels marine and inland terminals. We also do business with companies based in foreign markets, including particularly our LNG export operations. Developing infrastructure projects, owning energy assets, operating businesses and contracting with companies in foreign jurisdictions subjects us to significant and complex management, security, political, legal, economic and financial risks that vary by country, many of which may differ from and potentially be greater than those associated with our wholly domestic businesses, including, among others:
▪changes in foreign laws and regulations, including tax, trade and environmental laws and regulations, and U.S. laws and regulations that are related to foreign operations or doing business internationally, including U.S. trade and related policies as we discuss below
▪actions by local regulatory bodies, including setting of rates and tariffs that may be earned by our businesses
▪adverse changes in economic or market conditions, limitations on ownership in foreign countries and inadequate enforcement of regulations
▪risks related to currency exchange and convertibility, including vulnerability to appreciation and depreciation of foreign currencies against the U.S. dollar, as we discuss below
▪permitting and regulatory compliance
▪adverse rulings by foreign courts or tribunals, challenges to or difficulty obtaining permits or approvals, difficulty enforcing contractual and property rights, differing legal standards for lawsuits or other proceedings, and unsettled property rights and titles in Mexico
▪energy policy reform, including that which may result in adverse changes to and/or difficulty enforcing existing contracts or challenges completing and operating our renewable energy facilities in Mexico, as we discuss below
▪expropriation or theft of assets
▪adverse changes in the stability of the governments or the economies in the countries in which we operate or do business
▪violence, criminality, or social or political instability
▪compliance with the U.S. Foreign Corrupt Practices Act and similar laws
▪with respect to our non-utility international business activities, changes in the priorities and budgets of international customers, which may be driven by many of the factors listed above, among others
Mexican Government Influence on Economic and Energy Matters
The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy and energy landscape. Mexican governmental actions concerning the economy, energy laws and policies and certain governmental agencies, including the CFE, could have a significant impact on Mexican private sector entities in general and on IEnova’s operations in particular. For example, the CFE and the Mexican government took certain actions in 2019 that raised serious concerns over whether the terms of Sempra Mexico’s gas pipeline contracts would be honored or disputed in arbitration. IEnova and other affected natural gas pipeline developers joined the CFE and the President of Mexico’s representatives in negotiations and were able to resolve the dispute, but we cannot predict whether similar disputes may arise and/or whether such disputes will be resolved on favorable terms to us, if at all. In addition, in 2020, certain Mexican governmental agencies issued orders and regulations that would reduce or limit the renewable energy sector’s participation in the country’s energy market. Although many of these measures have been stayed temporarily as a result of legal complaints filed with applicable Mexican courts, an unfavorable final decision on these complaints, or the potential for an extended dispute, could impact our ability to successfully complete construction of our facilities in Mexico, or to complete them in a timely manner and within expected budgets, may impact our ability to operate our facilities already in service in Mexico and may adversely affect our ability to develop new renewable energy projects in Mexico. Moreover, electricity prices in Mexico are currently subsidized by the Mexican federal government, which could place certain of IEnova’s renewable energy projects at a competitive disadvantage. Additionally, the President of Mexico presented on February 1, 2021 an initiative of amendment of the electrical industry law to include some public policies that are being challenged in court (such as establishing priority of dispatch for CFE plants over privately owned plants) and other threats to renewable energy. On February 3, 2021, Mexico’s Supreme Court invalidated sections of the Policy for Reliability, Safety, Continuity and Quality of the National Electric System. We cannot predict the impact that the political, social, and judicial landscape, including multiparty rule and trial resolutions, will have on the Mexican economy and our business in Mexico. Such circumstances may materially adversely affect our cash flows, financial condition, results of operations and/or prospects in Mexico, which could have a material adverse effect on Sempra Energy’s consolidated financial statements. We discuss these matters further in Note 16 of the Notes to Consolidated Financial Statements.
Foreign Currency and Inflation
We have significant foreign operations in Mexico, which pose material foreign currency and inflation risks. Exchange and inflation rates with respect to the Mexican peso and fluctuations in those rates may have an impact on our revenue, costs or cash flows from our international operations, which could materially adversely affect our financial condition, results of operations and/or cash flows. Our Mexican subsidiary, IEnova, has U.S. dollar-denominated monetary assets and liabilities that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. It also has significant deferred income tax assets and liabilities, which are denominated in the Mexican peso and must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. We may attempt to hedge material cross-currency transactions and earnings exposure through various means, including financial instruments and short-term investments, but these hedges may not successfully achieve our objectives of mitigating earnings volatility that would otherwise occur due to exchange rate fluctuations. Because we do not hedge our net investments in foreign countries, we are susceptible to volatility in OCI caused by exchange rate fluctuations for entities whose functional currencies are not the U.S. dollar. Moreover, Mexico has experienced periods of high inflation and exchange rate instability in the past, and severe devaluation of the Mexican peso could result in governmental intervention to institute restrictive exchange control policies, as has occurred before in Mexico and other Latin American countries. We discuss our foreign currency exposure at our Mexican subsidiaries in “Part II – Item 7. MD&A” and “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
U.S. Foreign Policy, including Trade and Related Matters
All our international business activities are sensitive to geo-political uncertainties and related factors, including U.S. foreign policy and the current U.S. position with respect to trade relations and related matters. The last U.S. Administration made substantial changes to or withdrew from trade agreements that affect our operations. For example, the USMCA, which replaced the North American Free Trade Agreement as the principal trade agreement between the U.S., Mexico and Canada, went into force in July 2020, and its long-term impact on our operations remains uncertain. With the current U.S. Administration having taken power in January 2021, the status of U.S. trade policy and U.S. involvement in international trade agreements going forward remains to be determined and could drastically shift in a manner that increases or mitigates adverse effects on our businesses. The last U.S. Administration also implemented changes to U.S. immigration policy and other policies that impact trade, including increasing tariffs, and the current U.S. Administration has taken steps to reverse some of these changes and could take other material action with respect to these matters. Such policy changes or other actions could adversely affect imports and exports between Mexico and the U.S. and negatively impact the U.S., Mexican and other economies and the companies with whom we conduct business, which could materially adversely affect our business, financial condition, results of operations, cash flows and/or prospects.
Financial Risks
Our businesses are exposed to market risks, including fluctuations in commodity prices, and our businesses, financial condition, results of operations, cash flows and/or prospects may be materially adversely affected by these risks.
We buy energy-related commodities from time to time for LNG facilities or power plants to satisfy contractual obligations with customers. The regional and other markets in which we purchase these commodities are competitive and can be subject to significant pricing volatility. Our revenues, results of operations and/or cash flows could be materially adversely affected if the prevailing market prices for natural gas, LNG, electricity or other commodities that we buy change in a direction or manner not anticipated and for which we have not provided adequately through purchase or sale commitments or other hedging transactions. Unanticipated changes in market prices for energy-related commodities can result from multiple factors, such as adverse weather conditions, change in supply and demand, availability of competitively priced alternative energy sources, commodity production levels and storage capacity, energy and environmental regulations and legislation, and economic and financial market conditions, among other things.
Legal and Regulatory Risks

Our businesses are subject to various legal actions challenging our property rights and permits, and our properties in Mexico could be subject to expropriation by the Mexican government.
We are engaged in disputes regarding our title to the property in Mexico where our ECA Regas Facility is situated and our proposed ECA LNG liquefaction export projects are expected to be situated, as we discuss in Note 16 of the Notes to Consolidated Financial Statements. In addition, we may have or seek to obtain long-term leases or rights-of-way from governmental agencies or other third parties to operate our energy infrastructure located on land we do not own for a specific period of time. If we are unable to defend and retain title to the properties we own on which our current and proposed facilities are located, or if we are unable to obtain or retain rights to construct and operate our existing or proposed facilities on the properties we do not own on reasonable financial and other terms, we could lose our rights to occupy and use these properties and the related facilities, which could delay or derail proposed projects, increase our development costs, and result in breaches of one or more permits or contracts related to the affected facilities that could lead to legal costs, fines or penalties. In addition, disputes regarding any of these properties could make project financing and finding or maintaining suitable partners and customers difficult and could hinder or halt our ability to construct and, if completed, operate the affected facilities or proposed projects. If we are unable to occupy and use the properties and related facilities on which our existing or proposed infrastructure projects are located, it could have a material adverse effect on our businesses, financial condition, results of operations, cash flows and/or prospects.
In addition, IEnova’s business and assets in energy generation, storage, transportation and distribution may be considered by the Mexican government to be a public service or essential for the provision of a public service, in which case these assets and the related business could be subject to expropriation or nationalization, loss of concessions, renegotiation or annulment of existing contracts, and other similar risks. Any such occurrence could materially adversely affect our businesses, financial condition, results of operations, cash flows and/or prospects.
Risks Related to Our Proposed IEnova Exchange Offer and Our Proposed Transaction Related to Sempra Infrastructure Partners
Our ability to complete our proposed IEnova exchange offer is subject to various conditions and other risks and uncertainties that could cause the transaction to be abandoned, delayed or restructured, which could materially adversely affect us.
In December 2020, we announced our intention to launch a stock-for-stock exchange offer to acquire all outstanding publicly held shares of IEnova. The completion of this transaction is subject to governmental and regulatory consents, approvals and rulings, including from the SEC, CNBV and Mexican Stock Exchange, and other closing conditions. These and other governmental and regulatory authorities may not provide the consents, approvals and rulings that are needed to complete this transaction or could seek to block or challenge the transaction. In addition, other closing conditions to consummate the proposed transaction may not be satisfied. For example, the completion of the exchange offer is subject to the condition that the IEnova shares validly tendered and not withdrawn, together with all IEnova shares that we directly or indirectly own, represent no less than 95% of all of IEnova’s outstanding ordinary shares, determined on the basis of all outstanding ordinary shares and on a fully diluted basis. Although we have the right to waive this condition, there is no assurance that we would do so, and we have no control over the level of participation in the exchange offer by IEnova’s public shareholders. As a result, we may decide not to complete the exchange offer if this condition is not satisfied. If the required consents, approvals and rulings are not received or the other closing conditions are not satisfied or waived, or if any of the foregoing is not achieved in a timely manner or on satisfactory terms, then the proposed exchange offer may be abandoned and our results of operations, cash flows, financial condition and/or prospects could be materially adversely affected.
Our ability to complete the proposed exchange offer is subject to a number of other risks and uncertainties, many of which are not in our control, including, among others, if another party were to offer to acquire the publicly held shares of IEnova on terms that are more favorable than the terms we offer, as well as industry and market conditions. These risks and uncertainties could alter the proposed structure of the transaction or negatively affect our ability to complete the transaction in a timely manner or at all.
The occurrence of any of the foregoing risks individually or in combination could lead to the abandonment, delay or restructuring of the proposed exchange offer, in which case we would not be able to realize the potential benefits of the transaction but would still be required to pay the substantial costs incurred in connection with pursuing it, which could materially adversely affect our results of operations, cash flows, financial condition and/or prospects and the market value of our common stock, preferred stock and debt securities.
The proposed exchange offer, if completed, may not have the positive effects we anticipate, which may negatively affect the market price of our common stock, preferred stock and debt securities.

We anticipate that the proposed exchange offer, if completed on the currently contemplated terms, will, over the long-term, have a positive impact on our cash flows, results of operations and financial condition. This expectation is based on current market conditions and is subject to a number of assumptions, estimates, projections and other uncertainties, including assumptions about the results of operations of IEnova after the proposed transaction and the costs to us to complete the transaction. If the transaction is completed, we may find that IEnova does not perform in accordance with our expectations for a number of reasons, including those we discuss above under “Risks Related to Our Businesses Other Than the California Utilities and Our Interest in Oncor.” In addition, we may fail to realize some or any of the benefits we expect from the transaction, we may incur material additional transaction costs, and we may be subject to other factors that cause our preliminary estimates to be incorrect. As a result, there is no assurance that the proposed exchange offer will positively impact our cash flows, results of operations, financial condition or other aspects of our performance, and it is possible that the transaction may have an adverse effect, which could be material, on our results of operations, cash flows, financial condition and/or prospects, any of which could materially adversely affect the market price of our common stock, preferred stock and debt securities.
We expect to issue shares of our common stock in the proposed exchange offer, which would dilute the voting interests and could dilute the economic interests of our current shareholders and may adversely affect the market value of our common stock and preferred stock.
In the proposed transaction, we intend to offer to acquire up to 100% of the publicly held shares of IEnova in exchange for shares of our common stock at an exchange ratio of 0.0313 shares of our common stock for each one IEnova ordinary share, which exchange ratio remains subject to approval by the Sempra Energy board of directors. If all publicly held shares of IEnova are validly tendered into and not withdrawn from this exchange offer, and no IEnova shares are issued after February 22, 2021, then up to 13,560,497 shares of our common stock would be issued in the exchange offer. Although the exact number of shares of our common stock we may issue is uncertain and subject to a number of factors, many of which are beyond our control, and we may in fact issue fewer shares than anticipated, the issuance of a substantial number of additional shares of our common stock in this exchange offer would dilute the voting interests of our shareholders. In addition, the issuance of additional shares of our common stock without a commensurate increase in our consolidated earnings would decrease our EPS. Any of the foregoing may have a material adverse effect on the market value of our common stock.
The proposed exchange offer, if completed, would subject us to additional regulation and liability in Mexico.
If we are able to complete the proposed exchange offer, we intend to list our common stock for trading on the Mexican Stock Exchange and register our common stock with the CNBV. Such listing and registration would subject us to additional filing and other requirements in Mexico that could involve significant costs and materially distract our personnel from their other responsibilities. In addition, if we become an issuer with stock registered in Mexico, the CNBV, as the Mexican securities market regulator, would have surveillance authority over Sempra Energy. This means that the CNBV would have the authority to make inspections of Sempra Energy’s business, primarily in the form of requests for information and documents; impose fines or other penalties or sanctions for violations of Mexican securities laws and regulations; and seek criminal liability for actions conducted or with effects in Mexico. In addition, Sempra Energy’s directors and officers would be subject to additional liability and trading restrictions with respect to their shares of Sempra Energy common stock under the securities laws and regulations in Mexico, which could make it more difficult to attract, recruit and retain qualified people for these positions. The occurrence of any of these risks could materially adversely affect our business, results of operations, cash flows, financial condition and/or prospects.
In addition, although we intend to delist IEnova’s shares from the Mexican Stock Exchange and cancel the registration of these shares with the CNBV if the proposed exchange offer is completed, such delisting and deregistration are subject to a number of requirements under applicable Mexican law and regulations, including the affirmative vote of no less than 95% of IEnova’s ordinary shares at a shareholders’ meeting held for that purpose. If we are not able to acquire sufficient shares in the exchange offer to satisfy this threshold, then we likely would not be able to obtain the votes necessary to effect such delisting and deregistration. In that case, both Sempra Energy and IEnova would be subject to regulation and liability as listed companies under Mexican securities laws after the exchange offer is completed, which would involve significant burdens on both companies that could negatively affect our businesses, results of operations, cash flows and/or financial condition.
Our proposed transaction related to Sempra Infrastructure Partners is subject to a number of risks and uncertainties.
In December 2020, we announced our intention to sell NCI in Sempra Infrastructure Partners, which represents the combined businesses of Sempra LNG and IEnova. Our ability to complete this transaction is subject to a number of risks, including, among others, the ability to identify a suitable partner to purchase such NCI; negotiate the terms of equity sale, shareholder and other governance agreements with such partner; and obtain governmental, regulatory and third-party consents and approvals and satisfy any other closing conditions to complete this transaction. Although the structure and terms of this transaction remain to be determined, the governmental and regulatory authorities with jurisdiction over the transaction could seek to block or challenge it or could impose requirements or obligations as conditions to its approval. If any of these circumstances were to occur, or if we are not able to achieve all of the foregoing in a timely manner or on satisfactory terms, then the proposed transaction may be abandoned and our prospects could be materially adversely affected.
Moreover, even if we are able to complete this transaction, it may not result in the benefits we presently anticipate. Although we expect that this transaction could, over the long-term, have a positive impact on our cash flows, results of operations and financial condition, this expectation is based on a number of assumptions, estimates, projections and other uncertainties about, among other things, the terms of the sale of NCI in Sempra Infrastructure Partners, the identity of the buyer of such NCI, the shareholder and other governance arrangements we make with such buyer, the costs to us to complete this transaction, the results of operations of Sempra LNG and IEnova after the proposed transaction, and other factors beyond our control. In light of the early stage of this proposed transaction, there are significant uncertainties regarding its ultimate impact on our businesses, and our current expectations about the potential benefits of this transaction could turn out to be wrong.
The proposed sale of NCI in Sempra Infrastructure Partners will reduce our ownership interest in Sempra Infrastructure Partners. Any decrease in our ownership of Sempra Infrastructure Partners would also decrease our share of the cash flows, profits and other benefits these businesses currently or may in the future produce, which could materially adversely affect our results of operations, cash flows, financial condition and/or prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own or lease land, warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary to conduct our businesses. Each of our operating segments currently has adequate space and, if we needed more space, we believe it is readily available. We discuss properties related to our electric, natural gas and energy infrastructure operations in “Part I – Item 1. Business” and Note 1 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters described in Notes 15 and 16 of the Notes to Consolidated Financial Statements, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity.”

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Sempra Energy Common Stock
Our common stock is traded on the NYSE under the ticker symbol SRE. At February 22, 2021, there were approximately 23,345 record holders of our common stock.
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

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR SUMMARIES
The following tables present selected financial data of Sempra Energy, SDG&E and SoCalGas for the five years ended December 31, 2020. The data is derived from the audited consolidated financial statements of each company. You should read this information in conjunction with “Part II – Item 7. MD&A” and the consolidated financial statements and notes contained in this annual report on Form 10-K.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA – SEMPRA ENERGY CONSOLIDATED
(In millions, except per share amounts)
	At December 31 or for the years then ended
	2020	2019	2018	2017	2016
Revenues:
Utilities
Natural gas	$5,411	$5,185	$4,540	$4,361	$4,050
Electric	4,614	4,263	3,999	3,929	3,748
Energy-related businesses	1,345	1,381	1,563	1,350	829
Total revenues	$11,370	$10,829	$10,102	$9,640	$8,627

Income from continuing operations, net of income tax	$2,255	$1,999	$938	$382	$1,292
Income (loss) from discontinued operations, net of income tax	1,850	363	188	(31)	227
Net income	4,105	2,362	1,126	351	1,519
Earnings attributable to noncontrolling interests	(172)	(164)	(76)	(94)	(148)
Preferred dividends	(168)	(142)	(125)	—	—
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$3,764	$2,055	$924	$256	$1,370

Basic EPS:
Earnings from continuing operations	$6.61	$6.22	$2.86	$1.25	$4.66
Earnings (losses) from discontinued operations	$6.32	$1.18	$0.59	$(0.23)	$0.82
Earnings	$12.93	$7.40	$3.45	$1.02	$5.48
Diluted EPS:
Earnings from continuing operations	$6.58	$6.13	$2.84	$1.24	$4.65
Earnings (losses) from discontinued operations	$6.30	$1.16	$0.58	$(0.23)	$0.81
Earnings	$12.88	$7.29	$3.42	$1.01	$5.46

Dividends declared per common share	$4.18	$3.87	$3.58	$3.29	$3.02
Effective income tax rate	14%	18%	(10)%	73%	22%

Weighted-average rate base:
SDG&E	$11,109	$10,467	$9,619	$8,549	$8,019
SoCalGas	$8,228	$7,401	$6,413	$5,493	$4,775

AT DECEMBER 31
Current assets	$4,511	$3,339	$3,645	$3,341	$3,110
Total assets	$66,623	$65,665	$60,638	$50,454	$47,786
Current liabilities	$6,839	$9,150	$7,523	$6,635	$5,927
Short-term debt(1)	$2,425	$5,031	$3,668	$2,790	$2,542
Long-term debt and finance leases (excludes current portion)(2)	$21,781	$20,785	$20,903	$15,829	$13,865
Sempra Energy shareholders’ equity	$23,373	$19,929	$17,138	$12,670	$12,951
Common shares outstanding	288.5	291.7	273.8	251.4	250.2
Book value per common share	$70.11	$60.58	$54.35	$50.40	$51.77
(1)    Includes long-term debt due within one year and current portion of finance lease obligations. Excludes discontinued operations.
(2)    Excludes discontinued operations.

In 2020, SoCalGas recorded charges of $307 million ($233 million after tax) in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Energy Consolidated Statements of Operations related to settlement discussions in connection with civil litigation and regulatory matters. We discuss these matters in Note 16 of the Notes to Consolidated Financial Statements.
In 2020, we completed the sale of our equity interests in our Peruvian businesses for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments, and recorded a pretax gain of $2,271 million ($1,499 million after tax) in discontinued operations. Also in 2020, we completed the sale of our equity interests in our Chilean businesses for cash proceeds of $2,216 million, net of transaction costs and as adjusted for post-closing adjustments, and recorded a pretax gain of $628 million ($248 million after tax) in discontinued operations. We discuss discontinued operations in Note 5 of the Notes to Consolidated Financial Statements.

In 2020, we recorded a charge of $100 million in Equity Earnings on Sempra Energy’s Consolidated Statement of Operations for losses from our investment in RBS Sempra Commodities. We discuss the charge further in Note 16 of the Notes to Consolidated Financial Statements.
In 2020, Sempra Energy completed a registered public offering of our series C preferred stock. This offering provided net proceeds of $889 million. We used the net proceeds for working capital and other general corporate purposes, including the repayment of indebtedness.
In 2020, Sempra Energy entered into and completed an ASR program under which we paid $500 million to repurchase 4,089,375 shares of our common stock at an average price of $122.27 per share.
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
In 2018, Sempra Energy completed registered public offerings of our common stock (including shares offered pursuant to forward sale agreements), series A preferred stock, series B preferred stock and long-term debt. These offerings, including settlement of the forward sale agreements, provided total net proceeds of approximately $4.5 billion in equity and $4.9 billion in debt. A portion of these proceeds were used to partially fund the acquisition of an indirect, 100% interest in Oncor Holdings, which we account for as an equity method investment. We discuss the acquisition and equity method investment further in Notes 5 and 6 of the Notes to Consolidated Financial Statements.
In 2017, Sempra Energy’s income tax expense included $870 million related to the impact of the TCJA.
In 2017, we recorded a charge of $208 million (after tax) for the write-off of SDG&E’s wildfire regulatory asset.
In 2017 and 2016, Sempra Mexico recognized impairment charges of $47 million (after NCI) and $90 million (after tax and NCI), respectively, related to assets held for sale at TdM.
In 2016, we recorded a $350 million (after tax and NCI) noncash gain associated with the remeasurement of Sempra Mexico’s equity interest in IEnova Pipelines.
In 2016, IEnova completed a private offering in the U.S. and outside of Mexico and a concurrent public offering in Mexico of common stock.
We discuss litigation and other contingencies in Note 16 of the Notes to Consolidated Financial Statements.

FIVE-YEAR SUMMARIES OF SELECTED FINANCIAL DATA – SDG&E AND SOCALGAS
(Dollars in millions)
	At December 31 or for the years then ended
	2020	2019	2018	2017	2016
SDG&E:
Statement of Operations Data:
Operating revenues	$5,313	$4,925	$4,568	$4,476	$4,253
Operating income	1,373	1,313	1,010	709	976
Earnings attributable to common shares	824	767	669	407	570

Balance Sheet Data:
Total assets	$22,311	$20,560	$19,225	$17,844	$17,719
Short-term debt(1)	611	136	372	473	191
Long-term debt and finance leases (excludes current portion)	6,866	6,306	6,138	5,335	4,658
SDG&E shareholder’s equity	7,730	7,100	6,015	5,598	5,641
SoCalGas:
Statement of Operations Data:
Operating revenues	$4,748	$4,525	$3,962	$3,785	$3,471
Operating income	785	956	591	627	551
Dividends on preferred stock	1	1	1	1	1
Earnings attributable to common shares	504	641	400	396	349

Balance Sheet Data:
Total assets	$18,460	$17,077	$15,389	$14,159	$13,424
Short-term debt(1)	123	636	259	617	62
Long-term debt and finance leases (excludes current portion)	4,763	3,788	3,427	2,485	2,982
SoCalGas shareholders’ equity	5,144	4,748	4,258	3,907	3,510
(1)    Includes long-term debt due within one year and current portion of finance lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
In 2018, we set out to simplify Sempra Energy’s business model and sharpen our focus on our mission to be North America’s premier energy infrastructure company. Our 2020 operational and financial results reflect our focus on executing this strategy:
▪We completed the sales of our South American businesses
▪We achieved full commercial operations at Cameron LNG JV Phase 1
▪We reached a final investment decision for ECA LNG Phase 1
▪We executed well on our planned capital expenditures
Our South American businesses and certain activities associated with those businesses are presented as discontinued operations for all periods presented. Nominal activities that are not classified as discontinued operations have been subsumed into Parent and other. Our discussions below exclude discontinued operations, unless otherwise noted.

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:
▪Overall results of operations of Sempra Energy Consolidated;
▪Segment results;
▪Significant changes in revenues, costs and earnings; and
▪Impact of foreign currency and inflation rates on our results of operations.

OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY CONSOLIDATED
In 2020 compared to 2019, our earnings increased by $1,709 million to $3,764 million and our diluted EPS increased by $5.59 to $12.88. In 2019 compared to 2018, our earnings increased by $1,131 million to $2,055 million and our diluted EPS increased by $3.87 to $7.29. The change in diluted EPS for 2020 and 2019 included decreases of $(0.46) and $(0.33), respectively, attributable to an increase in weighted-average common shares outstanding. Our earnings and diluted EPS were impacted by variances discussed in “Segment Results” below.

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

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
SDG&E	$824	$767	$669
SoCalGas	504	641	400
Sempra Texas Utilities	579	528	371
Sempra Mexico	259	253	237
Sempra LNG	320	(6)	(617)
Sempra Renewables	—	59	328
Parent and other(1)	(562)	(515)	(620)
Discontinued operations	1,840	328	156
Earnings attributable to common shares	$3,764	$2,055	$924
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.
SDG&E
The increase in earnings of $57 million (7%) in 2020 compared to 2019 was primarily due to:
▪$62 million due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account, which we discuss in Note 4 of the Notes to Consolidated Financial Statements;
▪$52 million higher electric transmission margin, including an increase in authorized ROE and the following impacts from the March 2020 FERC-approved TO5 settlement:
◦$18 million to conclude a rate base matter, and
◦$9 million favorable impact from the retroactive application of the final TO5 settlement for 2019;
▪$23 million higher AFUDC equity; and
▪$16 million higher income tax benefits from flow-through items; offset by
▪$44 million expected to be refunded to customers and a fine related to the Energy Efficiency Program inquiry, which we discuss in Note 4 of the Notes to Consolidated Financial Statements;
▪$31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed to be allocated to shareholders in a January 2019 decision;
▪$13 million higher amortization and accretion of the Wildfire Fund asset and liability, respectively; and
▪$12 million higher net interest expense.
The increase in earnings of $98 million (15%) in 2019 compared to 2018 was primarily due to:
▪$71 million higher CPUC base operating margin authorized for 2019, net of operating expenses;
▪$31 million income tax benefit from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed to be allocated to shareholders in a January 2019 decision; and
▪$11 million higher margin from electric transmission operations, net of a FERC formulaic rate adjustment benefit in 2018; offset by
▪$10 million amortization of the Wildfire Fund asset.
SoCalGas
The decrease in earnings of $137 million (21%) in 2020 compared to 2019 was primarily due to:
▪$233 million from impacts associated with Aliso Canyon natural gas storage facility litigation and regulatory matters;
▪$38 million income tax benefit in 2019 from the impact of the January 2019 CPUC decision allocating certain excess deferred income tax balances to shareholders; and
▪$12 million higher net interest expense; offset by
▪$64 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences;
▪$29 million higher CPUC base operating margin authorized for 2020, net of operating expenses;
▪$21 million impairment of non-utility native gas assets in 2019;
▪$10 million higher income tax benefits from flow-through items; and
▪$8 million in penalties in 2019 related to the SoCalGas billing practices OII.

The increase in earnings of $241 million in 2019 compared to 2018 was primarily due to:
▪$216 million higher CPUC base operating margin authorized for 2019, net of operating expenses;
▪$38 million income tax benefit from the impact of the January 2019 CPUC decision allocating certain excess deferred income tax balances to shareholders;
▪$22 million from impacts associated with Aliso Canyon natural gas storage facility litigation in 2018; and
▪$14 million higher income tax benefits from flow-through items; offset by
▪$21 million impairment of non-utility native gas assets in 2019;
▪$18 million higher net interest expense; and
▪$8 million penalties in 2019 related to the SoCalGas billing practices OII.
Sempra Texas Utilities
The increase in earnings of $51 million (10%) in 2020 compared to 2019 was primarily due to higher equity earnings from Oncor Holdings driven by:
▪increased revenues from rate updates to reflect increases in invested capital and customer growth;
▪the impact of Oncor’s acquisition of InfraREIT in May 2019; and
▪higher AFUDC equity; offset by
▪unfavorable weather and increased operating costs and expenses attributable to invested capital.
The increase in earnings of $157 million (42%) in 2019 compared to 2018 primarily represented higher equity earnings from Oncor Holdings, which we acquired in March 2018, driven by the impact of Oncor’s acquisition of InfraREIT in May 2019 and higher revenues due to rate updates to reflect increases in invested transmission capital, offset by higher operating costs.
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
The increase in earnings of $6 million (2%) in 2020 compared to 2019 was primarily due to:
▪$69 million favorable impact from foreign currency and inflation effects, net of foreign currency derivatives effects, comprised of:
◦in 2020, $51 million favorable foreign currency and inflation effects, offset by a $39 million loss from foreign currency derivatives, and
◦in 2019, $86 million unfavorable foreign currency and inflation effects, offset by a $29 million gain from foreign currency derivatives; and
▪$33 million higher earnings primarily due to the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline at IMG JV in September 2019; offset by
▪$165 million earnings attributable to NCI at IEnova in 2020 compared to $122 million earnings in 2019;
▪$22 million higher net interest expense;
▪$21 million lower earnings at the Guaymas-El Oro segment of the Sonora pipeline primarily from force majeure payments that ended in August 2019; and
▪$13 million lower earnings at TdM primarily due to scheduled major maintenance in the fourth quarter of 2020.
The increase in earnings of $16 million (7%) in 2019 compared to 2018 was primarily due to:
▪$18 million primarily due to the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline at IMG JV in the third quarter of 2019;
▪$16 million lower income tax expense in 2019 primarily from a two-year tax abatement that expired in 2020; and
▪$122 million earnings attributable to NCI at IEnova in 2019 compared to $132 million earnings in 2018; offset by
▪$20 million lower earnings primarily from force majeure payments that ended on August 22, 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline; and
▪$17 million unfavorable impact from foreign currency and inflation effects, net of foreign currency derivatives effects, comprised of:

◦in 2019, $88 million unfavorable foreign currency and inflation effects, offset by a $29 million gain from foreign currency derivatives, offset by
◦in 2018, $43 million unfavorable foreign currency and inflation effects, offset by a $1 million gain from foreign currency derivatives.
Sempra LNG
Earnings of $320 million in 2020 compared to losses of $6 million in 2019 were primarily due to:
▪$284 million higher equity earnings from Cameron LNG JV primarily due to commencement of Phase 1 commercial operations; and
▪$41 million higher earnings from Sempra LNG’s marketing operations primarily driven by changes in natural gas prices.
The decrease in losses of $611 million in 2019 compared to 2018 was primarily due to:
▪$665 million net impairment of certain non-utility natural gas storage assets in the southeast U.S. in 2018, including $801 million impairment in the second quarter of 2018, offset by a $136 million reduction to the impairment in the fourth quarter of 2018;
▪$17 million higher equity earnings from Cameron LNG JV, including:
◦$36 million increase primarily due to Train 1 commencing commercial operation under its tolling agreements in August 2019, offset by
◦$19 million decrease due to the write-off of unamortized debt issuance costs and associated fees related to Cameron LNG JV’s debt refinancing; and
▪$9 million unfavorable adjustment in 2018 to TCJA provisional amounts recorded in 2017 related to the remeasurement of deferred income taxes; offset by
▪$36 million losses attributable to NCI in 2018 related to the net impairment discussed above; and
▪$28 million higher liquefaction project development costs and operating costs.
Sempra Renewables
As we discuss in Note 5 of the Notes to Consolidated Financial Statements, Sempra Renewables sold its remaining wind assets and investments in April 2019, upon which date the segment ceased to exist.
The decrease in earnings of $269 million in 2019 compared to 2018 was primarily due to:
▪$367 million gain on the sale of all Sempra Renewables’ operating solar assets, solar and battery storage development projects and its 50% interest in a wind power generation facility in December 2018; and
▪$92 million lower earnings from assets sold in December 2018 and April 2019, net of lower general and administrative and other costs due to the wind-down of this business; offset by
▪$145 million other-than-temporary impairment of certain U.S. wind equity method investments in 2018; and
▪$45 million gain on sale of Sempra Renewables’ remaining wind assets in 2019.
Parent and Other
The increase in losses of $47 million (9%) in 2020 compared to 2019 was primarily due to:
▪$100 million equity losses from our investment in RBS Sempra Commodities to settle pending tax matters and related legal costs, which we discuss in Note 16 of the Notes to Consolidated Financial Statements;
▪$26 million higher preferred dividends due to the issuance of series C preferred stock in June 2020;
▪$9 million lower net investment gains on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations, net of deferred compensation expenses; offset by
▪$36 million lower net interest expense;
▪$18 million higher income tax benefit primarily due to:
◦$26 million income tax benefit in 2020 compared to $7 million income tax expense in 2019 from changes to a valuation allowance against certain tax credit carryforwards, and
◦$11 million income tax benefit in 2020 compared to $2 million income tax expense in 2019 related to share-based compensation, offset by
◦$24 million consolidated California state income tax expense in 2020 associated with income from our investments in Sempra LNG entities, and
◦$10 million income tax benefit in 2019 from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses; and

▪$8 million decrease in losses from foreign currency derivatives used to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sale of our South American businesses.
The decrease in losses of $105 million (17%) in 2019 compared to 2018 was primarily due to:
▪$65 million impairment of the RBS Sempra Commodities equity method investment in 2018;
▪$48 million higher investment gains in 2019 on dedicated assets in support of our employee nonqualified benefit plan obligations, net of deferred compensation expenses;
▪$32 million income tax expense in 2018 to adjust provisional amounts recorded in 2017 related to the TCJA; and
▪$10 million income tax benefit in 2019 to reduce a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses; offset by
▪$17 million increase in preferred dividends primarily from the issuance of series B preferred stock in July 2018;
▪$11 million increase primarily related to settlement charges from our nonqualified pension plan; and
▪$11 million loss from foreign currency derivatives used to hedge exposure to fluctuations in the Peruvian sol related to the sale of our operations in Peru.
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
As we discuss in Note 5 of the Notes to Consolidated Financial Statements, we completed the sales of our South American businesses in the second quarter of 2020. In April 2020, we sold our equity interests in our Peruvian businesses, including our 83.6% interest in Luz del Sur and our interest in Tecsur, for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments, and in June 2020, we sold our equity interests in our Chilean businesses, including our 100% interest in Chilquinta Energía and Tecnored and our 50% interest in Eletrans, for cash proceeds of $2,216 million, net of transaction costs and as adjusted for post-closing adjustments.
The increase in earnings from our discontinued operations of $1,512 million in 2020 compared to 2019 was primarily due to:
▪$1,499 million after-tax gain on the sale of our Peruvian businesses;
▪$248 million after-tax gain on the sale of our Chilean businesses; and
▪$7 million income tax benefit in 2020 compared to $51 million income tax expense in 2019 related to changes in outside basis differences from earnings and foreign currency effects since the January 25, 2019 approval of our plan to sell our South American businesses; offset by
▪$201 million lower operational earnings mainly as a result of the sales of our Peruvian and Chilean businesses; and
▪$89 million income tax benefit in 2019 related to outside basis differences existing as of January 25, 2019.
The increase in earnings of $172 million in 2019 compared to 2018 was primarily due to:
▪$91 million higher earnings from South American operations mainly from higher rates, lower cost of purchased power at Peru, and including $38 million lower depreciation expense due to assets classified as held for sale;
▪$89 million income tax benefit in 2019 from outside basis differences in our South American businesses primarily related to the change in our indefinite reinvestment assertion from our decision on January 25, 2019 to hold those businesses for sale and a change in the anticipated structure of the sale; and
▪$44 million income tax expense in 2018 to adjust TCJA provisional amounts recorded in 2017 primarily related to withholding tax on our expected future repatriation of foreign undistributed earnings; offset by
▪$51 million income tax expense related to the increase in outside basis differences from 2019 earnings since January 25, 2019.

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
Because changes in SoCalGas’ and SDG&E’s cost of natural gas and/or electricity are recovered in rates, changes in these costs are offset in the changes in revenues and therefore do not impact earnings. In addition to the changes in cost or market prices, natural gas or electric revenues recorded during a period are impacted by customer billing cycles causing a difference between customer billings and recorded or authorized costs. These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts.

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Natural gas revenues:
SoCalGas	$4,748	$4,525	$3,962
SDG&E	694	658	565
Sempra Mexico	58	73	78
Eliminations and adjustments	(89)	(71)	(65)
Total	5,411	5,185	4,540
Electric revenues:
SDG&E	4,619	4,267	4,003
Eliminations and adjustments	(5)	(4)	(4)
Total	4,614	4,263	3,999
Total utilities revenues	$10,025	$9,448	$8,539
Cost of natural gas(1):
SoCalGas	$783	$977	$1,048
SDG&E	162	176	152
Sempra Mexico	12	14	21
Eliminations and adjustments	(32)	(28)	(13)
Total	$925	$1,139	$1,208
Cost of electric fuel and purchased power(1):
SDG&E	$1,191	$1,194	$1,370
Eliminations and adjustments	(4)	(6)	(12)
Total	$1,187	$1,188	$1,358
(1) Excludes depreciation and amortization, which are presented separately on the Sempra Energy, SDG&E and SoCalGas Consolidated Statements of Operations.
Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by the California Utilities and included in Cost of Natural Gas on the Consolidated Statements of Operations. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Years ended December 31,
	2020	2019	2018
SoCalGas	$2.59	$3.07	$3.58
SDG&E	3.74	3.91	3.81

In 2020 compared to 2019, our natural gas revenues increased by $226 million (4%) to $5.4 billion primarily due to:
▪$223 million increase at SoCalGas, which included:
◦$198 million higher CPUC-authorized revenues,
◦$144 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, and
◦$84 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences, offset by
◦$194 million decrease in cost of natural gas sold, which we discuss below, and
◦$19 million lower non-service component of net periodic benefit cost in 2020, which fully offsets in Other (Expense) Income, Net; and
▪$36 million increase at SDG&E, which included:
◦$23 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$15 million higher CPUC-authorized revenues, and

◦$6 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences, offset by
◦$14 million decrease in cost of natural gas sold, which we discuss below; offset by
▪$15 million decrease at Sempra Mexico primarily due to foreign currency effects and a regulatory rate adjustment.
In 2019 compared to 2018, our natural gas revenues increased by $645 million (14%) to $5.2 billion primarily due to:
▪$563 million increase at SoCalGas, which included:
◦$383 million higher CPUC-authorized revenue in 2019,
◦$105 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$62 million higher non-service component of net periodic benefit cost in 2019, which fully offsets in Other (Expense) Income, Net,
◦$29 million charges in 2018 associated with tracking the income tax benefit from flow-through items in relation to forecasted amounts in the 2016 GRC FD, and
◦$16 million higher net revenues from PSEP, offset by
◦$71 million decrease in the cost of natural gas sold, which we discuss below; and
▪$93 million increase at SDG&E, which included:
◦$68 million higher authorized revenue in 2019, and
◦$24 million increase in the cost of natural gas sold, which we discuss below.
Our cost of natural gas decreased by $214 million (19%) to $925 million in 2020 compared to 2019 primarily due to:
▪$194 million decrease at SoCalGas, including $143 million from lower average natural gas prices and $51 million from lower volumes driven primarily by weather; and
▪$14 million decrease at SDG&E, including $7 million from lower average natural gas prices and $7 million from lower volumes driven primarily by weather.
Our cost of natural gas decreased by $69 million (6%) to $1.1 billion in 2019 compared to 2018 primarily due to:
▪$71 million decrease at SoCalGas, including $164 million due to lower average natural gas prices, offset by $93 million from higher volumes driven by weather; and
▪$15 million increase in intercompany eliminations primarily associated with sales between Sempra LNG and SoCalGas; offset by
▪$24 million increase at SDG&E, including $19 million from higher volumes driven by weather and $5 million from higher average natural gas prices.
Electric Revenues and Cost of Electric Fuel and Purchased Power
Our electric revenues, substantially all of which are at SDG&E, increased by $351 million (8%) to $4.6 billion in 2020 compared to 2019 primarily due to:
▪$242 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$112 million higher revenues from transmission operations, including an increase in authorized ROE and the following impacts related to the March 2020 FERC-approved TO5 settlement:
◦$26 million to settle a rate base matter, and
◦$12 million favorable impact from the retroactive application of the final TO5 settlement for 2019;
▪$77 million due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences;
▪$35 million higher CPUC-authorized revenues; and
▪$19 million higher revenues associated with SDG&E’s wildfire mitigation plan; offset by
▪$55 million lower cost of electric fuel and purchased power, which we discuss below; and
▪$51 million expected to be refunded to customers related to the Energy Efficiency Program inquiry.
In 2019 compared to 2018, our electric revenues increased by $264 million (7%) to $4.3 billion, primarily attributable to SDG&E, primarily due to:
▪$121 million higher authorized revenue in 2019, including $108 million of revenues to cover liability insurance premium costs that are now balanced and offset in O&M;
▪$40 million higher revenues from transmission operations, net of a FERC formulaic rate adjustment benefit in 2018;

▪$34 million higher recovery of costs associated with refundable programs, excluding 2019 liability insurance premium costs, which revenues are offset in O&M;
▪$27 million higher finance lease costs, offset by lower cost of electric fuel and purchased power, which we discuss below; and
▪$21 million charges in 2018 associated with tracking the income tax benefit from certain flow-through items in relation to forecasted amounts in the 2016 GRC FD.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, decreased by $1 million remaining at $1.2 billion in 2020 compared to 2019 primarily due to:
▪$55 million lower recoverable cost of electric fuel and purchased power primarily due to a decrease in residential demand mainly from an increase in rooftop solar adoption; offset by
▪$52 million associated with Otay Mesa VIE, which we deconsolidated in August 2019.
Our utility cost of electric fuel and purchased power decreased by $170 million (13%) to $1.2 billion in 2019 compared to 2018, primarily attributable to SDG&E, primarily due to:
▪$103 million of finance lease costs for PPAs in 2018. Similar amounts are now included in Interest Expense and Depreciation and Amortization Expense as a result of the 2019 adoption of the lease standard; and
▪$73 million decrease primarily from lower electricity market cost, offset by an increase primarily due to an additional capacity contract.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
REVENUES
Sempra Mexico	$1,198	$1,302	$1,298
Sempra LNG	374	410	472
Sempra Renewables	—	10	124
Parent and other(1)	(227)	(341)	(331)
Total revenues	$1,345	$1,381	$1,563
COST OF SALES(2)
Sempra Mexico	$283	$373	$363
Sempra LNG	218	299	313
Parent and other(1)	(225)	(328)	(319)
Total cost of sales	$276	$344	$357
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on the Sempra Energy Consolidated Statements of Operations.

Revenues from our energy-related businesses decreased by $36 million (3%) to $1.3 billion in 2020 compared to 2019 primarily due to:
▪$104 million decrease at Sempra Mexico primarily due to:
◦$59 million from the marketing business primarily due to lower natural gas prices and volumes,
◦$37 million lower revenues from TdM mainly due to lower volumes, offset by higher power prices, and
◦$21 million lower transportation revenues primarily from force majeure payments that ended in August 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline; and
▪$36 million decrease at Sempra LNG primarily due to:
◦$87 million decrease in revenues from LNG marketing operations primarily from lower natural gas sales to Sempra Mexico mainly as a result of lower volumes and natural gas prices, and from lower diversion revenues due to lower natural gas prices, and
◦$18 million lower revenues from the expiration of capacity release contracts in the fourth quarter of 2019, offset by
◦$70 million increase from natural gas marketing operations primarily due to changes in natural gas prices; offset by
▪$114 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.

In 2019 compared to 2018, revenues from our energy-related businesses decreased by $182 million (12%) to $1.4 billion primarily due to:
▪$114 million decrease at Sempra Renewables primarily due to the sale of assets in December 2018 and April 2019; and
▪$62 million decrease at Sempra LNG primarily due to:
◦$45 million lower natural gas storage revenues primarily due to the sale of storage assets in February 2019,
◦$15 million from the marketing business due to lower turnback cargo revenues, and
◦$12 million from LNG sales to Cameron LNG JV in January 2018, offset by
◦$14 million from natural gas marketing activities primarily due to changes in natural gas prices; offset by
▪$4 million increase at Sempra Mexico primarily due to:
◦$23 million from the marketing business, including an increase in volumes due to new regulations that went into effect on March 1, 2018 that require high consumption end users (previously serviced by Ecogas and other natural gas utilities) to procure their natural gas needs from natural gas marketers, such as Sempra Mexico’s marketing business, offset by lower natural gas prices, and
◦$6 million increase primarily due to renewable assets placed in service in 2019, offset by
◦$27 million lower revenues primarily from force majeure payments that ended on August 22, 2019 with respect to the Guaymas-El Oro segment of the Sonora pipeline.
The cost of sales for our energy-related businesses decreased by $68 million (20%) to $276 million in 2020 compared to 2019 primarily due to:
▪$90 million decrease at Sempra Mexico mainly associated with lower revenues from the marketing business and from TdM as a result of lower volumes and natural gas prices; and
▪$81 million decrease at Sempra LNG mainly from natural gas marketing activities primarily due to lower natural gas purchases; offset by
▪$103 million increase primarily from lower intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
The cost of sales for our energy-related businesses in 2019 was comparable to 2018.
Operation and Maintenance
In the table below, we provide O&M by segment.

OPERATION AND MAINTENANCE
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
SDG&E(1)	$1,454	$1,175	$1,058
SoCalGas	2,029	1,780	1,613
Sempra Mexico	279	256	239
Sempra LNG	159	156	123
Sempra Renewables	—	18	89
Parent and other(2)	19	81	28
Total operation and maintenance	$3,940	$3,466	$3,150
(1)    Excludes impairment losses, which we discuss below.
(2)    Includes eliminations of intercompany activity.

Our O&M increased by $474 million (14%) to $3.9 billion in 2020 compared to 2019 primarily due to:
▪$279 million increase at SDG&E, primarily due to:
◦$265 million higher expenses associated with refundable programs for which costs incurred are recovered in revenue (refundable program expenses), and
◦$18 million higher amortization of the Wildfire Fund asset and accretion of the Wildfire Fund obligation; and
▪$249 million increase at SoCalGas, primarily due to:
◦$144 million higher expenses associated with refundable programs, and
◦$105 million higher non-refundable operating costs, including labor, purchased materials and services, and administrative and support costs; offset by

▪$62 million decrease at Parent and other primarily from lower deferred compensation expense and retained operating costs; and
▪$18 million decrease at Sempra Renewables primarily due to lower general and administrative and other costs due to the wind-down of the business in 2019.
Our O&M increased by $316 million (10%) to $3.5 billion in 2019 compared to 2018 primarily due to:
▪$167 million increase at SoCalGas, primarily due to:
◦$105 million higher expenses associated with refundable programs, and
◦$57 million higher non-refundable operating costs, including labor, contract services and administrative and support costs;
▪$117 million increase at SDG&E, primarily due to:
◦$147 million higher expenses associated with refundable programs, including $112 million of 2019 liability insurance premium costs that are now balanced in revenue, and
◦$13 million amortization of the Wildfire Fund asset and accretion of the Wildfire Fund obligation, offset by
◦$46 million lower non-refundable operating costs, including $87 million decrease from liability insurance premium costs for 2018 that were not balanced, offset by $41 million of higher operating costs;
▪$53 million increase at Parent and other primarily from higher deferred compensation expense;
▪$33 million increase at Sempra LNG primarily from higher liquefaction development project costs and higher operating costs; and
▪$17 million increase at Sempra Mexico primarily due to expenses associated with growth in the business and operating lease costs in 2019; offset by
▪$71 million decrease at Sempra Renewables primarily due to lower general and administrative and other costs due to the wind-down of the business.
Aliso Canyon Litigation and Regulatory Matters
In 2020, SoCalGas recorded a charge of $307 million in Aliso Canyon Litigation and Regulatory Matters related to settlement discussions in connection with civil litigation and regulatory matters associated with the Leak, which we describe in Note 16 of the Notes to Consolidated Financial Statements.
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
Gain on Sale of Assets
In April 2019, Sempra Renewables recognized a $61 million gain on the sale of its remaining wind assets and investments. In December 2018, Sempra Renewables recognized a $513 million gain on the sale of all its operating solar assets, solar and battery storage development projects and its 50% interest in a wind power generation facility.
Other (Expense) Income, Net
As part of our central risk management function, we may enter into foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains/losses associated with these derivatives are included in Other (Expense) Income, Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Tax (Expense) Benefit for Sempra Mexico’s consolidated entities and in Equity Earnings for Sempra Mexico’s equity method investments. We also utilized foreign currency derivatives to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile, respectively. We discuss policies governing our risk management below in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Other expense, net, was $48 million in 2020 compared to other income, net, of $77 million in 2019. The change was primarily due to:
▪$92 million net losses in 2020 from interest rate and foreign exchange instruments and foreign currency transactions compared to net gains of $55 million in 2019 primarily due to:
◦$53 million losses in 2020 compared to $40 million gains in 2019 on foreign currency derivatives as a result of fluctuation of the Mexican peso, and

◦$42 million losses in 2020 compared to $30 million gains in 2019 on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings; offset by
◦$17 million gains in 2020 compared to $9 million losses in 2019 on other foreign currency transactional effects;
▪$20 million lower investment gains in 2020 on dedicated assets in support of our executive retirement and deferred compensation plans; and
▪$6 million fine at SDG&E related to the Energy Efficiency Program inquiry; offset by
▪$34 million higher AFUDC equity, including $23 million at SDG&E and $7 million at SoCalGas;
▪$30 million lower non-service component of net periodic benefit cost in 2020;
▪$8 million increase in regulatory interest at the California Utilities due to the release of a regulatory liability in 2020 related to 2016-2018 income tax expense forecasting differences; and
▪$8 million in penalties in 2019 related to the SoCalGas billing practices OII.
In 2019 compared to 2018, other income, net, increased by $19 million (33%) to $77 million primarily due to:
▪$61 million investment gains in 2019 compared to $6 million investment losses in 2018 on dedicated assets in support of our executive retirement and deferred compensation plans; and
▪$54 million higher net gains from interest rate and foreign exchange instruments and foreign currency transactions primarily due to:
◦$37 million higher gains in 2019 on foreign currency derivatives as a result of fluctuation of the Mexican peso, and
◦$30 million foreign currency gains in 2019 compared to $3 million foreign currency losses in 2018 on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, offset by
◦$15 million losses in 2019 on foreign currency derivatives used to hedge exposure to fluctuations in the Peruvian sol related to the sale of our operations in Peru; offset by
▪$97 million higher non-service component of net periodic benefit cost in 2019, including $14 million at SDG&E and $62 million at SoCalGas.
We provide further details of the components of other (expense) income, net, in Note 1 of the Notes to Consolidated Financial Statements.
Income Taxes
The table below shows the income tax expense (benefit) and ETRs for Sempra Energy Consolidated, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$249	$315	$(49)

Income from continuing operations before income taxes and equity earnings	$1,489	$1,734	$714
Equity earnings (losses), before income tax(1)	294	30	(236)
Pretax income	$1,783	$1,764	$478

Effective income tax rate	14%	18%	(10)%
SDG&E:
Income tax expense	$190	$171	$173
Income before income taxes	$1,014	$945	$849
Effective income tax rate	19%	18%	20%
SoCalGas:
Income tax expense	$96	$120	$92
Income before income taxes	$601	$762	$493
Effective income tax rate	16%	16%	19%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements.

Sempra Energy Consolidated
Sempra Energy’s income tax expense decreased in 2020 compared to 2019 primarily due to a lower ETR. The change in ETR was primarily due to:
▪$44 million income tax benefit in 2020 compared to $71 million income tax expense in 2019 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso;
▪$26 million income tax benefit in 2020 compared to $7 million income tax expense in 2019 from changes to a valuation allowance against certain tax credit carryforwards; and
▪$19 million income tax benefit in 2020 compared to $4 million income tax expense in 2019 related to share-based compensation; offset by
▪$69 million total income tax benefits in 2019 from the release of regulatory liabilities at SDG&E and SoCalGas established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and
▪$10 million income tax benefit in 2019 from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses.
Sempra Energy’s income tax expense in 2019 compared to an income tax benefit in 2018 was due to higher pretax income and a higher ETR. Pretax income in 2018 was impacted by the impairments at our Sempra LNG and Sempra Renewables segments offset by the gain from sale of assets at Sempra Renewables. The change in ETR was primarily due to:
▪$131 million income tax benefit in 2018 resulting from the reduced outside basis difference in Sempra LNG as a result of the impairment of certain non-utility natural gas storage assets; and
▪$45 million higher income tax expense in 2019 from foreign currency and inflation effects primarily as a result of fluctuation of the Mexican peso; offset by
▪$69 million total income tax benefits in 2019 from the release of regulatory liabilities at SDG&E and SoCalGas established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision;
▪$41 million income tax expense in 2018 to adjust provisional estimates recorded in 2017 for the effects of tax reform;
▪$21 million income tax expense in 2018 associated with Aliso Canyon natural gas storage facility litigation; and
▪$10 million income tax benefit in 2019 from a reduction in a valuation allowance against certain NOL carryforwards as a result of our decision to sell our South American businesses.
We report as part of our pretax results the income or loss attributable to NCI. However, we do not record income taxes for a portion of this income or loss, as some of our entities with NCI are currently treated as partnerships for income tax purposes, and thus we are only liable for income taxes on the portion of the earnings that are allocated to us. Our pretax income, however, includes 100% of these entities. If our entities with NCI grow, and if we continue to invest in such entities, the impact on our ETR may become more significant.
We discuss the impact of foreign currency exchange rates and inflation on income taxes below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.” See Notes 1 and 8 of the Notes to Consolidated Financial Statements for further details about our accounting for income taxes and items subject to flow-through treatment.
SDG&E
SDG&E’s income tax expense increased in 2020 compared to 2019 primarily due to:
▪higher pretax income; and
▪$31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; offset by
▪higher income tax benefits in 2020 from flow-through deductions.
SDG&E’s income tax expense decreased in 2019 compared to 2018 due to a lower ETR offset by higher pretax income. The change in ETR was primarily due to a $31 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
SoCalGas
SoCalGas’ income tax expense decreased in 2020 compared to 2019 primarily due to:

▪lower pretax income; and
▪higher income tax benefits in 2020 from flow-through deductions; offset by
▪$38 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision.
SoCalGas’ income tax expense increased in 2019 compared to 2018 due to higher pretax income offset by a lower ETR. The change in ETR was primarily due to:
▪$38 million income tax benefit in 2019 from the release of a regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances that the CPUC directed be allocated to shareholders in a January 2019 decision; and
▪$21 million income tax expense in 2018 associated with the Aliso Canyon natural gas storage facility litigation.
Equity Earnings
Equity earnings increased by $435 million to $1.0 billion in 2020 compared to 2019 primarily due to:
▪$367 million higher equity earnings from Cameron LNG JV primarily due to commencement of Phase 1 commercial operations;
▪$94 million higher equity earnings at IMG JV, primarily due to higher revenues from the start of commercial operations of the Sur de Texas-Tuxpan marine pipeline and foreign currency effects, including $42 million foreign currency gains in 2020 compared to $30 million foreign currency losses in 2019 on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other (Expense) Income, Net, offset by lower AFUDC equity;
▪$51 million higher equity earnings at Oncor Holdings primarily due to higher revenues from rate updates and customer growth, the acquisition of InfraREIT in May 2019 and higher AFUDC equity, offset by unfavorable weather and increased operating costs; and
▪$23 million higher equity earnings at TAG JV primarily due to lower income tax expense in 2020; offset by
▪$100 million equity losses at RBS Sempra Commodities in 2020, which represents an estimate of our obligations to settle pending tax matters and related legal costs at our equity method investment.
Equity earnings increased by $405 million to $580 million in 2019 compared to 2018 primarily due to:
▪$174 million increase at Sempra Renewables, including $200 million other-than-temporary impairment of certain wind equity method investments in 2018;
▪$155 million higher equity earnings, net of income tax, from our investment in Oncor Holdings, which we acquired in March 2018;
▪$65 million impairment of our RBS Sempra Commodities equity method investment in 2018; and
▪$24 million higher equity earnings from Cameron LNG JV including:
◦$50 million increase primarily due to Train 1 commencing commercial operation under its tolling agreements in August 2019, offset by
◦$26 million decrease due to the write-off of unamortized debt issuance costs and associated fees related to the JV’s debt refinancing; offset by
▪$20 million lower equity earnings, net of income tax, from IMG JV, including $30 million foreign currency losses in 2019 compared to $3 million foreign currency gains in 2018 on its Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income, Net.
Earnings Attributable to Noncontrolling Interests
Earnings attributable to NCI were $172 million for 2020 compared to $164 million for 2019. The net change of $8 million (5%) was primarily due to an increase in earnings attributable to NCI at Sempra Mexico mainly from foreign currency effects as a result of fluctuation of the Mexico peso, offset by a decrease due to the sales of our Peruvian businesses in April 2020 and Chilean businesses in June 2020.
Earnings attributable to NCI were $164 million for 2019 compared to $76 million for 2018. The net change of $88 million included:
▪$1 million earnings attributable to NCI at Sempra Renewables in 2019 compared to $58 million losses in 2018 primarily due to the sales of our tax equity investments in December 2018 and April 2019; and
▪$36 million losses attributable to NCI at Sempra LNG in 2018 due to the net impairment of certain non-utility natural gas storage assets.

Preferred Dividends
Preferred dividends increased by $26 million (18%) to $168 million in 2020 compared to 2019 primarily due to dividends associated with our series C preferred stock, which was issued in June 2020.
Preferred dividends increased by $17 million (14%) to $142 million in 2019 compared to 2018 primarily due to dividends associated with our series B preferred stock, which was issued in July 2018.

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because our natural gas distribution utility in Mexico, Ecogas, uses its local currency as its functional currency, revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra Energy Consolidated’s results of operations. Prior to the sales of our South American businesses in 2020, our operations in South America used their local currency as their functional currency.
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy’s comparative results of operations. Changes in foreign currency translation rates between years resulted in $9 million lower earnings in 2020 compared to 2019 and $8 million lower earnings in 2019 compared to 2018.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION
(Dollars in millions)
	Total reported amounts			Transactional (losses) gains included in reported amounts
	Years ended December 31,
	2020	2019	2018	2020	2019	2018
Other (expense) income, net	$(48)	$77	$58	$(92)	$55	$(1)
Income tax (expense) benefit	(249)	(315)	49	44	(71)	(26)
Equity earnings	1,015	580	175	43	(47)	(14)
Income from continuing operations, net of income tax	2,255	1,999	938	8	(70)	(41)
Income from discontinued operations, net of income tax	1,850	363	188	15	2	6
Earnings attributable to common shares	3,764	2,055	924	(1)	(39)	(21)

Foreign Currency Exchange Rate and Inflation Impacts on Income Taxes and Related Hedging Activity
Our Mexican subsidiaries have U.S. dollar-denominated cash balances, receivables, payables and debt (monetary assets and liabilities) that are affected by Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities, which are significant, denominated in the Mexican peso that must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. As a result, fluctuations in both the currency exchange rate for the Mexican peso against the U.S. dollar and Mexican inflation may expose us to fluctuations in Income Tax Expense, Other (Expense) Income, Net and Equity Earnings. We may use foreign currency derivatives as a means to help manage exposure to the currency exchange rate on our monetary assets and liabilities, and this derivative activity impacts Other (Expense) Income, Net. However, we generally do not hedge our deferred income tax assets and liabilities, which makes us susceptible to volatility in income tax expense caused by exchange rate fluctuations and inflation.
We also utilized foreign currency derivatives to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile in discontinued operations.
Other Transactions
Although the financial statements of most of our Mexican subsidiaries and JVs have the U.S. dollar as the functional currency, some transactions may be denominated in the local currency; such transactions are remeasured into U.S. dollars. This remeasurement creates transactional gains and losses that are included in Other (Expense) Income, Net, for our consolidated subsidiaries and in Equity Earnings for our JVs.
We utilize cross-currency swaps that exchange our Mexican peso-denominated principal and interest payments into the U.S. dollar and swap Mexican variable interest rates for U.S. fixed interest rates. The impacts of these cross-currency swaps are offset in OCI and are reclassified from AOCI into earnings through Other (Expense) Income, Net and Interest Expense as settlements occur.
Certain of our Mexican pipelines (namely Los Ramones I at IEnova Pipelines and Los Ramones Norte at TAG JV) generate revenue based on tariffs that are set by government agencies in Mexico, with contracts denominated in Mexican pesos that are indexed to the U.S. dollar, adjusted annually for inflation and fluctuation in the exchange rate. The resultant gains and losses from remeasuring the local currency amounts into U.S. dollars and the settlement of foreign currency forwards and swaps related to these contracts are included in Revenues: Energy-Related Businesses or Equity Earnings.

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra Energy Consolidated
Impact of the COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. The U.S. government officially declared a national emergency on March 13, 2020, and the Mexican government announced a national state of sanitary emergency on March 30, 2020. The COVID-19 pandemic is materially impacting the economy, including a surge in unemployment claims and, at times, substantial volatility in financial markets, and has resulted in action by governments and other authorities to help address these effects. For example:
▪The CPUC required that all energy companies under its jurisdiction, including the California Utilities, take action to implement several emergency customer protection measures to support California customers. The measures currently apply to all residential and small business customers affected by the COVID-19 pandemic and include suspending service disconnections due to nonpayment, waiving late payment fees, and offering flexible payment plans to all customers experiencing difficulty paying their electric or gas bills. The CPUC approved a resolution authorizing each of the California Utilities to track and request recovery of incremental costs associated with complying with residential and small business customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from these customers’ failure to pay. Although we are tracking these costs in various regulatory mechanisms, recovery is not assured. The continuation of these circumstances could result in a further reduction in payments received from the California Utilities’ customers and a further increase in uncollectible accounts, which could become material, and any inability or delay in recovering all or a substantial portion of these costs could have a material adverse effect on the cash flows, financial condition and results of operations of Sempra Energy, SDG&E and SoCalGas. We discuss regulatory mechanisms in Note 4 of the Notes to Consolidated Financial Statements.
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

▪On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted and signed into law in response to the COVID-19 pandemic. Among other things, the CARES Act contains significant business tax provisions, including a delay of payment of employer payroll taxes and an acceleration of refunds of corporate alternative minimum tax (AMT) credits. Sempra Energy, SDG&E and SoCalGas have deferred payment of the employer’s share of payroll taxes through the end of 2020, with half of such taxes to be paid by the end of 2021 and the other half to be paid by the end of 2022. In 2020, Sempra Energy filed and received a refund claim for its corporate AMT credits, rather than receiving it in installments through 2021.
Our businesses that invest in, develop and operate energy infrastructure and provide electric and gas services to customers have been identified as critical or essential services in the U.S. and Mexico and have continued to operate throughout the COVID-19 pandemic. As our businesses continue to operate, our priority is the safety of our employees, customers, partners and the communities we serve. We and other companies, including our partners, are taking steps to try to protect the health and well-being of our employees and other stakeholders. For example, we have activated our business continuity plans and continue to work closely with local, state and federal authorities to provide essential services with minimum interruption to customers and in accordance with applicable shelter-in-place and other orders. We have implemented precautionary measures across our businesses, including requiring employees to work remotely when possible, restricting non-essential business travel, increasing facility sanitization and communicating proper health and safety protocols to employees. We also have engaged an infectious disease expert to advise us during this public health crisis. Throughout 2020, these actions have not required significant outlays of capital and have not had a material impact on our results of operations, but these or other measures that we may implement in the future could have a material adverse effect on our liquidity, cash flows, financial position and results of operations if circumstances related to the COVID-19 pandemic worsen or continue for an extended period of time.
The COVID-19 pandemic and its widespread effects also have impacted our capital plans, liquidity and asset values, as we discuss with respect to each of our segments below. We perform recovery testing of our recorded asset values when market conditions indicate that such values may not be recoverable. Given the current environment (including the decline in the price of our common stock, financial market volatility, high unemployment rates, reduction in customer collections that could become material, inability to secure permits and other authorizations due to government closures, and governments pursuing new laws or policies that modify pre-existing contract terms or alter operations), we evaluated whether these events or changes in circumstances resulted in an impairment of our long-lived assets, intangible assets or goodwill in 2020 and concluded that no such impairment was warranted. However, as the effects of the COVID-19 pandemic evolve, we will continue to periodically assess the need to perform interim impairment tests. A significant impairment charge related to our long-lived assets, intangible assets or goodwill would have a material adverse effect on our results of operations in the period in which it is recorded.
For a further discussion of risks and uncertainties related to the COVID-19 pandemic, see below in “Part I – Item 1A. Risk Factors.”
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, proceeds from recent asset sales, borrowings under our credit facilities, distributions from our equity method investments, issuances of debt, project financing and partnering in JVs. We believe that these cash flow sources, combined with available funds, will be adequate to fund our current operations, including to:
▪finance capital expenditures
▪meet liquidity requirements
▪fund dividends
▪fund new business or asset acquisitions or start-ups
▪fund capital contribution requirements
▪repay long-term debt
▪fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
Sempra Energy and the California Utilities currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at reasonable rates from commercial banks, under existing revolving credit facilities or through public offerings registered with the SEC. However, the money markets and capital markets in general, including particularly the commercial paper markets, and the availability of financing from commercial banks have experienced distress at times during 2020 due to the COVID-19 pandemic, and our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions and disruptions to the money markets and capital markets, due to the COVID-19 pandemic or otherwise, worsen. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits and nuclear decommissioning. Changes in asset values, which are dependent on activity in the equity and fixed income markets, have not materially and adversely affected the trust funds’ abilities to make required payments. However, changes in these or other factors in future periods, such as changes to discount rates, assumed rates of return, mortality tables and regulations, may impact funding requirements for pension and other postretirement benefits plans. Funding requirements for SDG&E’s NDT could also be impacted by the timing and amount of SONGS decommissioning costs. At the California Utilities, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and SDG&E’s NDT, including our investment allocation strategies for assets in these trusts, in Notes 9 and 15, respectively, of the Notes to Consolidated Financial Statements.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Consolidated Financial Statements, Sempra Energy, Sempra Global, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024. In addition, Sempra Mexico has committed lines of credit that expire in 2021 and 2024 and an uncommitted revolving credit facility that expires in 2023. The table below shows the amount of available funds at December 31, 2020, including available unused credit on these primary U.S. and foreign lines of credit.

AVAILABLE FUNDS AT DECEMBER 31, 2020
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$960	$262	$4
Available unused credit(2)(3)	7,700	1,500	637
(1)    Amounts at Sempra Energy Consolidated include $295 million held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements.
(2)    Available unused credit is the total available on Sempra Energy’s, Sempra Global’s, SDG&E’s, SoCalGas’ and Sempra Mexico’s credit facilities that we discuss in Note 7 of the Notes to Consolidated Financial Statements.
(3)    Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our California Utilities use short-term debt primarily to meet working capital needs. Due to volatility in commercial paper markets shortly following the start of the COVID-19 pandemic, commercial paper borrowing at that time became less desirable and, in some cases, not competitive or unavailable. To secure sufficient sources of liquidity during this period, Sempra Energy, Sempra Global, SDG&E, SoCalGas and IEnova each drew amounts under their respective credit facilities and Sempra Energy and SDG&E each also obtained short-term term loans, much of which has been subsequently repaid. Revolving lines of credit, term loans and commercial paper were our primary sources of short-term debt funding in 2020.
We discuss our short-term debt activities in Note 7 of the Notes to Consolidated Financial Statements.
The following table shows selected statistics for our commercial paper borrowings.

COMMERCIAL PAPER STATISTICS
(Dollars in millions)
	Sempra Energy Consolidated		SDG&E		SoCalGas
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
Amount outstanding at period end	$113	$2,334	$—	$80	$113	$630
Weighted-average interest rate at period end	0.14%	2.06%	—%	1.97%	0.14%	1.86%
Daily weighted-average outstanding balance	$2,282	$2,774	$198	$288	$373	$322
Daily weighted-average yield	1.61%	2.48%	1.50%	2.65%	0.44%	2.23%
Maximum daily amount outstanding	$2,495	$3,243	$263	$417	$635	$642
Long-Term Debt Activities
Major issuances of and payments on long-term debt in 2020 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
SDG&E variable rate 364-day term loan	$200	2021
SDG&E variable rate revolving line of credit	200	2024
SDG&E 1.70% first mortgage bonds	800	2030
SDG&E 3.32% first mortgage bonds	400	2050
SoCalGas senior unsecured variable rate notes	300	2023
SoCalGas 2.55% first mortgage bonds	650	2030
Sempra Mexico 2.38% bank loans	100	2034
Sempra Mexico 2.90% bank loans	241	2034
Sempra Mexico 4.75% senior unsecured notes	800	2051
Sempra LNG variable rate notes	17	2025

Payments:	Payments	Maturity
Sempra Energy 2.4% notes	$500	2020
Sempra Energy 2.4% notes	500	2020
Sempra Energy 2.85% notes	400	2020
Sempra Energy variable rate notes	700	2021
SDG&E 1.914% amortizing first mortgage bonds	36	2020
SDG&E variable rate revolving line of credit	200	2024
SDG&E 5.875% first mortgage bonds	176	2034
SDG&E 4% first mortgage bonds	75	2039
Sempra Mexico amortizing variable rate notes	41	2020
Sempra Mexico amortizing fixed and variable rate bank loans	25	2020
SDG&E used the proceeds from its long-term debt offerings to repay first mortgage bonds, commercial paper and line of credit borrowings, for working capital and for other general corporate purposes.
SoCalGas used the proceeds from its long-term debt offerings to repay commercial paper and for general corporate purposes.
Sempra Mexico used the proceeds from its issuances of long-term debt to finance the construction of solar generation projects, to repay line of credit borrowings and for other general corporate purposes.
We discuss our long-term debt activities in Note 7 of the Notes to Consolidated Financial Statements.
Credit Ratings
The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels in 2020. On January 29, 2021, Moody’s placed the long-term debt ratings of SDG&E on review for upgrade.

CREDIT RATINGS AT DECEMBER 31, 2020

	Sempra Energy	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	Baa1 with a positive outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a negative outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
A downgrade of Sempra Energy’s or any of its subsidiaries’ credit ratings or rating outlooks may, depending on the severity, result in a requirement for collateral to be posted in the case of certain financing arrangements and may materially and adversely affect the market prices of their equity and debt securities, the rates at which borrowings are made and commercial paper is issued, and the various fees on their outstanding credit facilities. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors.”
Sempra Energy has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at December 31, 2020.
Sempra Energy, SDG&E and SoCalGas have committed lines of credit to provide liquidity and to support commercial paper. Borrowings under these facilities bear interest at benchmark rates plus a margin that varies with market index rates and each borrower’s credit rating. Each facility also requires a commitment fee on available unused credit that may be impacted by each borrower’s credit rating. Depending on the severity of the downgrade:
▪If Sempra Energy were to experience a ratings downgrade from its current level, the rate at which borrowings bear interest would increase by 25 to 50 bps. The commitment fee on available unused credit would also increase 5 to 10 bps.
▪If SDG&E were to experience a ratings downgrade from its current level, the rate at which borrowings bear interest would increase by 25 to 50 bps. The commitment fee on available unused credit would also increase 5 to 10 bps.
▪If SoCalGas were to experience a ratings downgrade from its current level, the rate at which borrowings bear interest would increase by 12.5 bps. The commitment fee on available unused credit would also increase 2.5 bps.
Sempra Energy’s and SDG&E’s credit ratings also may affect their respective credit limits related to derivative instruments, as we discuss in Note 11 of the Notes to Consolidated Financial Statements.
Loans to/from Affiliates
At December 31, 2020, Sempra Energy had $780 million in loans due from unconsolidated affiliates and $275 million in loans due to unconsolidated affiliates.
California Utilities
SDG&E’s and SoCalGas’ operations have historically provided relatively stable earnings and liquidity. Their future performance and liquidity will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature, litigation and the changing energy marketplace, as well as other matters described in this report.
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
Disconnection OIR

In June 2020, the CPUC issued a decision addressing service disconnections that, among other things, allows each of the California Utilities to establish a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills. This decision also directs the California Utilities to establish an AMP that provides successfully participating, income-qualified residential customers with relief from outstanding utility bill amounts and is effective as of February 2021. The California Utilities have recorded increases in their allowances for uncollectible accounts at December 31, 2020 primarily related to expected forgiveness of outstanding bill amounts for customers eligible under the AMP. The AMP could result in a further reduction in payments received from the California Utilities’ customers and a further increase to uncollectible accounts, which could become material, and any inability to recover these costs could have a material adverse effect on the cash flows, financial condition and results of operations of Sempra Energy, SDG&E and SoCalGas.
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
CCM
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base and addresses the CCM. The CCM, if triggered in 2021, would be effective January 1, 2022, and would automatically update the California Utilities’ authorized cost of debt based on actual costs and update the California Utilities’ authorized ROE. A trigger of the CCM that requires a downward adjustment beginning January 1, 2022 could materially adversely affect the results of operations and cash flows of Sempra Energy and, depending on the CCM that is triggered, SDG&E and SoCalGas. We discuss the CCM further in “Part I – Item 1. Business – Ratemaking Mechanisms – California Utilities – Cost of Capital Proceedings,” “Part I – Item 1A. Risk Factors” and in Note 4 of the Notes to Consolidated Financial Statements.
SDG&E
Wildfire Fund
In 2019, SDG&E recorded a Wildfire Fund asset for committed shareholder contributions to the Wildfire Fund. We describe the Wildfire Legislation and related accounting treatment in Note 1 of the Notes to Consolidated Financial Statements.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire claims for which they will seek recovery from the Wildfire Fund. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. As a result, if any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra Energy’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In 2020, California experienced some of the largest wildfires in its history (measured by acres burned), including fires in SDG&E’s service territory. Although SDG&E is not aware of any claims made against the Wildfire Fund by any participating IOU, there is no assurance that the equipment of a California electric IOU will not be determined to be a cause of one or more of these fires. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could cause a material adverse effect on SDG&E’s and Sempra Energy’s cash flows, results of operations and financial condition.
SoCalGas
SoCalGas’ future performance and liquidity will be impacted by the resolution of legal, regulatory and other matters concerning the Leak, which we discuss below, in Note 16 of the Notes to Consolidated Financial Statements, and in “Part I – Item 1A. Risk Factors.”
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility located in Los Angeles County. In February 2016, CalGEM confirmed that the well was permanently sealed.

Cost Estimates, Accounting Impact and Insurance. At December 31, 2020, SoCalGas estimates certain costs related to the Leak are $1,627 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $451 million is accrued as Reserve for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Consolidated Balance Sheets.
Except for the amounts paid or estimated to settle certain actions, the cost estimate does not include litigation or regulatory costs to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, or civil, administrative or criminal fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of December 31, 2020, we recorded the expected recovery of the cost estimate related to the Leak of $445 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $834 million of insurance proceeds we received through December 31, 2020. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Natural Gas Storage Operations and Reliability. Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer and consumer heating needs in the winter. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important element of SoCalGas’ delivery system. As a result of the Leak, SoCalGas suspended injection of natural gas into the Aliso Canyon natural gas storage facility beginning in October 2015 and, following a comprehensive safety review and authorization by CalGEM and the CPUC’s Executive Director, resumed injection operations in July 2017 based on limited operating ranges for the field. In February 2017, the CPUC opened a proceeding pursuant to SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including considering alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated.
The CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility as well as protocols for the withdrawal of gas, to support safe and reliable natural gas service. Withdrawals of natural gas from the facility were made in 2018, 2019 and 2020 to augment natural gas supplies to meet consumer demand, including for electric generation needs.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At December 31, 2020, the Aliso Canyon natural gas storage facility had a net book value of $821 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
OSCs – Energy Efficiency and Advocacy
As we discuss in Note 4 of the Notes to Consolidated Financial Statements, in October 2019, the CPUC issued an OSC to determine whether SoCalGas should be sanctioned for violation of certain CPUC code sections and orders related to energy efficiency codes and standards advocacy activities undertaken by SoCalGas in 2018. In December 2019, the CPUC issued a second OSC to determine whether SoCalGas is entitled to the energy efficiency program’s shareholder incentives for codes and standards advocacy in 2016 and 2017, whether its shareholders should bear the costs of those advocacy activities, and to address whether any other remedies are appropriate. The scope of this second OSC was later expanded to include energy efficiency program years 2014 and 2015, and SoCalGas’ engagement with local governments on proposed reach codes. If the CPUC were to assess fines or penalties on SoCalGas associated with these OSCs, they could have a material adverse effect on SoCalGas’ and

Sempra Energy’s results of operations, financial condition and cash flows. We expect CPUC decisions on these OSCs in the first half of 2021.
Sempra Texas Utilities
Oncor relies on external financing as a significant source of liquidity for its capital requirements. In the past, Oncor has financed a substantial portion of its cash needs from operations and with proceeds from indebtedness. In the event that Oncor fails to meet its capital requirements or is unable to access sufficient capital to finance its ongoing needs, we may elect to make additional capital contributions to Oncor (as our commitments to the PUCT prohibit us from making loans to Oncor) which could be substantial and which would reduce the cash available to us for other purposes, could increase our indebtedness and could ultimately materially adversely affect our results of operations, liquidity, financial condition and prospects.
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
Sempra Mexico
Construction Projects and Related Regulatory Matters
Sempra Mexico is currently constructing additional terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Mexico City, Puebla, Veracruz and Topolobampo. Sempra Mexico is also constructing a new solar facility (Border Solar) in Juárez, Chihuahua, through which it intends to supply renewable energy to several private companies. Sempra Mexico is currently developing additional terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Manzanillo, Guadalajara and Ensenada. We expect to fund these capital expenditures, investments and operations at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from project financing, sales of securities, interim funding from the parent or affiliates, and partnering in JVs. We expect the projects under construction to commence commercial operations on various dates in 2021. However, expected commencement dates could be delayed by worsening or extended disruptions of project construction or development caused by the COVID-19 pandemic or other factors outside our control. Sempra Mexico is continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. See “Part I – Item 1A. Risk Factors.”
As we discuss in Note 16 of the Notes to Consolidated Financial Statements, in the second quarter of 2020, certain Mexican governmental agencies issued orders and regulations that would reduce or limit the renewable energy sector’s participation in the country’s energy market. Those orders would, among other things, create barriers for renewable energy facilities to enter the wholesale electricity market, prevent renewable energy projects currently in construction from reaching operations and increase grid fees for legacy renewables and cogeneration energy contract holders. IEnova and other companies affected by such measures, certain non-governmental environmental organizations or advocacy groups, and COFECE, Mexico’s antitrust regulator, have filed legal complaints with the respective Mexican courts to prevent such measures from going into effect. In most cases, the courts have sided with the complainants and such measures have been stayed temporarily. The court-ordered injunctions provide relief until Mexico’s Federal District Court ultimately resolves the amparo claims (constitutional protection lawsuits).
An unfavorable final decision on these amparo challenges, or the potential for an extended dispute, could impact our ability to successfully complete construction of our Border Solar project, which is not yet commercially operating, or to complete such construction in a timely manner and within expected budgets, may impact our ability to operate our wind and solar facilities already in service at existing levels or at all, and may adversely affect our ability to develop new projects, any of which may have a material adverse impact on our results of operations and cash flows and our ability to recover the carrying values of our renewable energy investments in Mexico.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors.”
Other Legal and Regulatory Matters
As we discuss in Note 16 of the Notes to Consolidated Financial Statements, IEnova received force majeure payments for the Guaymas-El Oro segment of the Sonora pipeline from August 2017 to August 2019. Under an agreement between IEnova and the CFE, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by March 14, 2021 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. If IEnova is unable to make such repairs (which have not commenced) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment. At December 31, 2020, the Guaymas-El Oro segment of the Sonora pipeline had a net book value of $447 million. The Sasabe-Puerto Libertad-Guaymas segment of the Sonora pipeline remains in full operation and is not impacted by these developments.
In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn (and expects to continue to draw) on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and although Gazprom has joined the proceeding, Gazprom has replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement. IEnova intends to avail itself of its available claims, defenses, rights and remedies in the arbitration proceeding, including seeking dismissal of the customers’ claims. In addition to the arbitration proceeding, Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions. In October 2020, Shell Mexico’s request to stay CRE’s approval was denied and, subsequently, Shell Mexico filed an appeal of that decision.
Potential Acquisition of ESJ
As we discuss in Note 5 of the Notes to Consolidated Financial Statements, in February 2021, IEnova agreed to acquire Saavi Energía’s 50% interest in ESJ for approximately $83 million. At December 31, 2020, IEnova owned a 50% interest in ESJ, which is accounted for as an equity method investment. Upon completion of the acquisition, IEnova will own 100% of ESJ and will consolidate it. We expect to complete the acquisition in the first half of 2021, subject to various closing conditions, including authorizations from the FERC and COFECE.
ESJ is constructing a second wind power generation facility, which we expect will be completed in late 2021 or in the first quarter of 2022 and will have a nameplate capacity of 108 MW.
Exchange Offer
On December 2, 2020, we announced a non-binding offer to acquire up to 100% of the publicly held shares of IEnova in exchange for shares of our common stock at an exchange ratio of 0.0313 shares of our common stock for each one IEnova ordinary share, which exchange ratio remains subject to approval by the Sempra Energy board of directors. We expect to complete this transaction in the second quarter of 2021, subject to authorization by the SEC, CNBV and Mexican Stock Exchange and other closing conditions. This proposed transaction is subject to a number of risks that we discuss in “Part I – Item 1A. Risk Factors.”
IEnova Common Stock Repurchase Fund
In April 2020, IEnova’s shareholders approved an increase to a previously approved fund for IEnova to repurchase shares of its common stock for a maximum amount of $500 million, increased from $250 million. As of February 25, 2021, IEnova has repurchased 81,742,780 shares of its outstanding common stock held by NCI for approximately $248 million since the inception of the fund in 2018, increasing Sempra Energy’s ownership interest in IEnova from 66.6% to 70.2% over this period. IEnova does not intend to repurchase shares of its common stock during the pendency of the exchange offer described above. Following the completion of the exchange offer, IEnova may repurchase shares under the existing program from time-to-time at the discretion of management.
Sempra LNG
Sempra LNG is pursuing development of additional LNG export facilities on the Gulf Coast and Pacific Coast of North America through its proposed Cameron LNG JV Phase 2 liquefaction expansion project in Louisiana, ECA LNG liquefaction export projects in Mexico, and Port Arthur LNG liquefaction export project in Texas. We expect Sempra LNG to require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flows, funding from the parent, project financing and participating in JVs.
Cameron LNG JV Three-Train Liquefaction Project (Phase 1)
Sempra LNG, through its 50.2% interest in Cameron LNG JV, operates a three-train natural gas liquefaction facility with an export capacity of 12 Mtpa of LNG, which we refer to as Phase 1. The majority of the construction was project-financed at the JV, with most or all of the remainder of the capital requirements provided by the project partners, including Sempra Energy, through equity contributions under the project equity agreements. Cameron LNG JV achieved commercial operations of Train 1, Train 2 and Train 3 under its tolling agreements in August 2019, February 2020 and August 2020, respectively.
As we discuss below in “Off-Balance Sheet Arrangements” and in Note 6 of the Notes to Consolidated Financial Statements, Sempra Energy has guaranteed a maximum of $4.0 billion related to Cameron LNG JV’s project financing and financing-related agreements for the Phase 1 project. These guarantees terminate upon Cameron LNG JV achieving “financial completion” of the Phase 1 three-train liquefaction export project, including all three trains achieving commercial operation and meeting certain operational performance tests, which are currently underway. Cameron LNG JV’s financing agreements contain events of default customary for such financings, including a failure to achieve financial completion of the project by a deadline of September 30, 2021 (with up to an additional 365 days extension beyond such date permitted in cases of force majeure). Pursuant to the financing agreements, Cameron LNG JV is restricted from making distributions to its project owners, including Sempra LNG, from January 1, 2021 until the earlier of September 30, 2021 and the achievement of financial completion, at which time any deferred distributions will be released. A delay that results in a failure to achieve financial completion by September 30, 2021 would result in an event of default under Cameron LNG JV’s financing agreements and a potential demand on Sempra Energy’s guarantees. We anticipate that the guarantees will be terminated in the first half of 2021, but this timing could be delayed, perhaps substantially, if the operational performance tests required to achieve financial completion are not completed due to weather-related events, other events or other factors beyond our control. If, due to Cameron LNG JV’s failure to satisfy the financial completion criteria by the applicable deadline, we are required to repay some or all of the $4.0 billion under our guarantees, any such repayments could have a material adverse effect on our business, results of operations, cash flows, financial condition and/or prospects.
For a discussion of our investment in Cameron LNG JV, JV financing, Sempra Energy guarantees, the risks discussed above and other risks relating to the Cameron LNG JV Phase 1 liquefaction export project that could adversely affect our future performance, see “Part I – Item 1A. Risk Factors.”
Cameron LNG JV Liquefaction Expansion Project (Phase 2)
Cameron LNG JV has received the major permits and FTA and non-FTA approvals necessary to expand the current configuration of the Cameron LNG JV liquefaction project beyond Phase 1. The permits obtained for the Phase 2 project include up to two additional liquefaction trains and up to two additional full containment LNG storage tanks (one of which was permitted with the Phase 1 three-train project).
Sempra Energy has entered MOUs with TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation that provide a framework for cooperation for the development of and 100% of the offtake from the potential Cameron LNG JV Phase 2 project. The ultimate participation of and offtake by TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation remains subject to negotiation and finalization of definitive agreements, among other factors, and TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation have no commitment to participate in or enter into offtake agreements with the Phase 2 project until such definitive agreements are established.
Expansion of the Cameron LNG JV liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from the Phase 1 project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Discussions among all the Cameron LNG JV partners have been taking place regarding how an expansion may be structured and we expect that discussions will continue. There is no assurance that the Cameron LNG JV members will unanimously agree in a timely manner or at all on an expansion structure, which, if not accomplished, would materially and adversely impact the development of the Phase 2 expansion project. In light of this and other considerations, we are unable to predict whether or when Cameron LNG JV might be able to move forward on the Phase 2 expansion of the Cameron LNG JV liquefaction facility beyond the first three trains.
The development of the potential Cameron LNG JV Phase 2 expansion project is subject to numerous other risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements; reaching a final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”

ECA LNG Liquefaction Export Projects
Sempra LNG and IEnova are developing two natural gas liquefaction export projects at IEnova’s existing ECA Regas Facility. The liquefaction export projects, which are planned for development in two phases (a mid-scale project referred to as ECA LNG Phase 1 and a proposed large-scale project referred to as ECA LNG Phase 2), are being developed to provide buyers with direct access to North American west coast LNG supplies. We do not expect the construction of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility. However, construction of the ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, making the decisions on whether and how to pursue the ECA LNG Phase 2 project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts. We have planned measures to not disrupt operations at the ECA Regas Facility with the construction of the ECA LNG Phase 1 project.
In March 2019, ECA LNG received two authorizations from the DOE to export U.S.-produced natural gas to Mexico and to re-export LNG to non-FTA countries from its ECA LNG Phase 1 project, which is a one-train natural gas liquefaction facility with a nameplate capacity of 3.25 Mtpa and initial offtake capacity of approximately 2.5 Mtpa that is under construction, and its proposed ECA LNG Phase 2 project that is in development.
In April 2020, ECA LNG Phase 1 executed definitive 20-year LNG sale and purchase agreements with Mitsui & Co., Ltd. for approximately 0.8 Mtpa of LNG and with an affiliate of TOTAL SE for approximately 1.7 Mtpa of LNG. In December 2020, an affiliate of TOTAL SE acquired a 16.6% ownership interest in ECA LNG Phase 1, with Sempra LNG and IEnova each retaining a 41.7% ownership interest. Our MOU with Mitsui & Co., Ltd. provides a framework for Mitsui & Co., Ltd.’s potential offtake of LNG from, and potential acquisition of an equity interest in, ECA LNG Phase 2.
In February 2020, we entered into an EPC contract with TechnipFMC for the engineering, procurement and construction of the ECA LNG Phase 1 project. Since reaching a final investment decision with respect to the project in November 2020, we released TechnipFMC to commence work to construct the ECA LNG Phase 1 project. The total price of the EPC contract is estimated at approximately $1.5 billion. We estimate that capital expenditures will approximate $2.0 billion, including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ, perhaps substantially, from our estimates.
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement for an aggregate principal amount of up to $1.6 billion, of which $17 million was outstanding at December 31, 2020. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 7 of the Notes to Consolidated Financial Statements.
The construction of the ECA LNG Phase 1 project and the development of the potential ECA LNG Phase 2 project are subject to numerous risks and uncertainties. For Phase 1, these include maintaining permits and regulatory approvals; construction delays; securing and maintaining commercial arrangements, such as gas supply and transportation agreements; and other factors associated with the project and its construction. For Phase 2, these include obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a final investment decision; and other factors associated with this potential investment. In addition, as we discuss in Note 16 of the Notes to Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges, or an extended dispute with existing customers at the ECA Regas Facility, could materially and adversely affect the development of these projects and Sempra Energy’s financial condition, results of operations, cash flows and prospects, including the impairment of all or a substantial portion of the capital costs invested in the projects to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
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

In February 2020, we entered into an EPC contract with Bechtel for the proposed Port Arthur LNG liquefaction project. The EPC contract contemplates the construction of two liquefaction trains with a nameplate capacity of approximately 13.5 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. We plan to fully release Bechtel to perform all of the work to construct the Port Arthur LNG liquefaction export project only after we reach a final investment decision with respect to the project and after certain other conditions are met, including obtaining project financing. In December 2020, we amended and restated the EPC contract to reflect an estimated price of approximately $8.7 billion, depending on the timing of a full notice to proceed, which, if not issued by July 15, 2021, will require renegotiation of the EPC contract. Any changes to the EPC contract will require the agreement of both parties, which cannot be assured.
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
In May 2019, Aramco Services Company and Sempra LNG signed a Heads of Agreement for the negotiation of a definitive 20-year LNG sale and purchase agreement for 5 Mtpa of LNG offtake from the Port Arthur LNG liquefaction export project. The Heads of Agreement also includes the negotiation of a potential 25% equity investment in the project. In January 2020, Aramco Services Company and Sempra LNG signed an Interim Project Participation Agreement, which sets forth certain mechanisms for the parties to work towards receipt of corporate approvals to enter into and proceed with the transaction, execution of the transaction agreements and the fulfillment or waiver of the conditions precedent contemplated by these agreements, making a final investment decision and other pre-final investment decision activities. The Heads of Agreement and Interim Project Participation Agreement do not obligate the parties to ultimately execute any agreements or participate in the project.
In November 2019, Port Arthur LNG commenced the relocation and upgrade of approximately three miles of highway where the Port Arthur LNG liquefaction export project would be located.
We continue to work on completing all necessary milestones so that we are prepared to make a final investment decision for the proposed Port Arthur LNG liquefaction export project when appropriate. The impact of the COVID-19 pandemic on the global economy and uncertainty in the energy and financial markets, among other reasons, have delayed the expected timing of our final investment decision until 2021.
Development of the Port Arthur LNG liquefaction export project is subject to a number of risks and uncertainties, including obtaining additional customer commitments; completing the required commercial agreements, such as equity acquisitions and governance agreements, LNG sales agreements and gas supply and transportation agreements; completing construction contracts; securing all necessary permits and approvals; obtaining financing and incentives; reaching a final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra Energy’s financial condition, results of operations and prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors.”
Proposed Sempra Infrastructure Partners Transaction
In December 2020, we announced our intention to sell NCI in Sempra Infrastructure Partners, which represents the combined businesses of Sempra LNG and IEnova. We expect to complete this transaction in the second quarter of 2021. We intend to use the expected proceeds from the proposed sale of NCI to fund capital investments to support additional growth opportunities and strengthen our balance sheet by reducing debt.
The proposed sale of NCI in Sempra Infrastructure Partners will reduce our ownership interest in Sempra Infrastructure Partners. Any decrease in our ownership of Sempra Infrastructure Partners would also decrease our share of the cash flows, profits and other benefits these businesses currently or may in the future produce, which could materially adversely affect our results of operations, cash flows, financial condition and/or prospects.
Our ability to complete this transaction is subject to a number of risks, including, among others, the ability to identify a suitable partner to purchase such NCI; negotiate the terms of equity sale, shareholder and other governance agreements with such partner; and obtain governmental, regulatory and third-party consents and approvals and satisfy any other closing conditions to complete this transaction. Although the structure and terms of this transaction remain to be determined, the governmental and regulatory authorities with jurisdiction over the transaction could seek to block or challenge it or could impose requirements or obligations as conditions to its approval. If any of these circumstances were to occur, or if we are not able to achieve all of the foregoing in a timely manner or on satisfactory terms, then the proposed transaction may be abandoned and our prospects could be materially adversely affected. This transaction is subject to a number of risks and uncertainties that we discuss further in “Part I – Item 1A. Risk Factors.”
Discontinued Operations
In April 2020, we completed the sale of our equity interests in our Peruvian businesses for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments. In June 2020, we completed the sale of our equity interests in our Chilean businesses for cash proceeds of $2,216 million, net of transaction costs and as adjusted for post-closing adjustments.
Our utilities in South America historically provided relatively stable earnings and liquidity. We used a portion of the proceeds from the sales of these businesses to strengthen our balance sheet by repaying certain borrowings and repurchasing shares of our common stock, and we intend to use the remaining proceeds to focus on capital investment in North America to support additional growth opportunities. We expect the cash provided by earnings from our capital investments will exceed the absence of cash flows from these discontinued operations. However, there is no assurance that we will derive these anticipated benefits. Further, there is no assurance that we will be able to redeploy the capital that we obtained from such sales in a way that results in cash flows or earnings exceeding those historically generated by these businesses.

SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$2,591	$1,389	$1,526
2019	3,088	1,090	868
Change	$(497)	$299	$658
Change in intercompany activities with discontinued operations (including $403 dividends received from our South American businesses in 2019)	$(378)
Net increase in Insurance Receivable for Aliso Canyon primarily due to $132 higher accruals and $94 lower insurance proceeds received	(228)		$(228)
Change in accounts receivable	(224)	$(119)	(28)
Release of a regulatory liability related to 2016-2018 income tax expense forecasting differences	(175)	(86)	(89)
Change in bad debt regulatory assets	(84)	(51)	(33)
TCJA revenue amortization	(82)	(44)	(38)
Increase in prepaid insurance premiums		(24)
Net increase in Reserves for Aliso Canyon Costs, current and noncurrent, due to $450 higher accruals and $129 lower payments	579		579
Distributions of earnings from Cameron LNG JV in 2020	365
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	352	29	323
SDG&E’s initial shareholder contribution to the Wildfire Fund in September 2019	323	323
Decrease in funding for the Rabbi Trust	141
Higher net margin posted at Sempra LNG’s marketing operations	109
Change in income taxes receivable/payable, net	72	255	345
Change in accounts payable	61		71
Higher distributions of earnings from Oncor Holdings	39
Higher (lower) net income, adjusted for noncash items included in earnings	39	35	(258)
Other	35	(19)	14
Change in net cash flows from discontinued operations primarily due to $1,161 income taxes paid related to the sale of our South American businesses	(1,441)
	$(497)	$299	$658

CASH FLOWS FROM OPERATING ACTIVITIES (CONTINUED)
(Dollars in millions)
Years ended December 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2019	$3,088	$1,090	$868
2018	3,516	1,584	1,013
Change	$(428)	$(494)	$(145)
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	$(513)	$(254)	$(259)
SDG&E’s initial shareholder contribution to the Wildfire Fund in September 2019	(323)	(323)
Change in income taxes receivable/payable, net, primarily due to higher payments	(254)	(149)	(170)
Net decrease in Reserve for Aliso Canyon Costs due to $119 higher payments and $81 lower accruals	(200)		(200)
Deferred revenue due to the TCJA at the California Utilities in 2018	(123)	(62)	(61)
Cash payments for operating leases in 2019	(101)	(33)	(27)
Decrease in interest payable primarily due to higher payments	(86)
Higher contributions to Rabbi Trust	(81)
Higher net income, adjusted for noncash items included in earnings	442	266	336
Change in intercompany activities with discontinued operations (including $334 higher dividends received from our South American businesses)	308
Change in long-term GHG obligations	185		174
Net decrease in Insurance Receivable for Aliso Canyon Costs due to $84 higher insurance proceeds received and $81 lower accruals	165		165
Higher distributions of earnings from Oncor Holdings	97
Change in accounts payable			(78)
Lower (higher) purchases of GHG allowances		50	(43)
Other	(38)	11	18
Change in net cash flows from discontinued operations	94
	$(428)	$(494)	$(145)

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$553	$(1,934)	$(1,843)
2019	(4,593)	(1,522)	(1,438)
Change	$5,146	$(412)	$(405)
Contributions to Oncor Holdings to fund Oncor’s purchase of InfraREIT in May 2019	$1,067
Distribution from Cameron LNG JV in 2020	753
Contributions to Peruvian businesses in discontinued operations in 2019	583
Contributions to Chilean businesses in discontinued operations in 2019	394
Acquisition of investment in Sharyland Holdings in May 2019	95
Increase in capital expenditures	(968)	$(420)	$(404)
Dividends received from Peruvian businesses in discontinued operations in 2019	(583)
Net proceeds from the April 2019 sale of Sempra Renewables’ wind assets and investments	(569)
Dividends received from Chilean businesses in discontinued operations in 2019	(394)
Net proceeds from the February 2019 sale of Sempra LNG’s non-utility natural gas storage assets	(322)
Loan to ESJ JV in 2020	(85)
Other	(8)	8	(1)
Change in net cash flows from discontinued operations mainly due to $5,766 proceeds, net of transaction costs, offset by $502 cash sold from the sale of our South American businesses	5,183
	$5,146	$(412)	$(405)

2019	$(4,593)	$(1,522)	$(1,438)
2018	(12,470)	(1,542)	(1,531)
Change	$7,877	$20	$93
Acquisition of investment in Oncor Holdings in March 2018	$9,556
Dividends received from Peruvian businesses in discontinued operations in 2019	583
Dividends received from Chilean businesses in discontinued operations in 2019	394
Net proceeds from sale of Sempra LNG’s non-utility natural gas storage assets	322
Lower expenditures for investments in Cameron LNG JV and IMG JV	245
Lower advances to unconsolidated affiliates	79
Higher contributions to Oncor Holdings primarily to fund Oncor’s purchase of InfraREIT in May 2019	(1,357)
Lower net proceeds from sale of certain Sempra Renewables’ assets and investments ($569 in 2019 and $1,571 in 2018)	(1,002)
Contributions to Peruvian businesses in discontinued operations in 2019	(583)
Contributions to Chilean businesses in discontinued operations in 2019	(394)
(Increase) decrease in capital expenditures	(164)	$20	$99
Acquisition of investment in Sharyland Holdings in May 2019	(95)
Other	40		(6)
Change in net cash flows from discontinued operations	253
	$7,877	$20	$93

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Years ended December 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2020	$(2,373)	$797	$311
2019	1,475	405	562
Change	$(3,848)	$392	$(251)
Change in short-term debt, net	$(2,415)	$131	$(891)
Net proceeds from issuances of common stock from settlement of forward sale agreements in 2019	(1,794)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(1,341)
Higher payments on long-term debt and finance leases	(856)	(236)	(6)
Repurchase of common stock under ASR program in 2020	(500)
Higher repurchases of IEnova stock held by NCI	(221)
Lower issuances of short-term debt with maturities greater than 90 days	(213)
(Higher) lower common dividends paid	(181)	(200)	50
Capital contribution from OMEC LLC in 2019 to repay OMEC’s loan	(175)	(175)
Lower advances from unconsolidated affiliates	(91)
Equity contribution from Sempra Energy to fund initial shareholder contribution to the Wildfire Fund in September 2019		(322)
Higher issuances of long-term debt	1,968	1,198	600
Net proceeds from issuance of series C preferred stock	891
Change in intercompany activities with discontinued operations primarily related to intercompany loans in 2019	266
Other	21	(4)	(4)
Change in net cash flows from discontinued operations primarily from a $250 intercompany loan and $60 net increase in short-term debt in 2020 and $977 equity contribution from Sempra Energy, offset by $1,380 common dividends paid in 2019	793
	$(3,848)	$392	$(251)

2019	$1,475	$405	$562
2018	8,850	(34)	528
Change	$(7,375)	$439	$34
Higher issuances of long-term debt in 2018, including increases at Sempra Energy Consolidated primarily to fund the March 2018 acquisition of investment in Oncor Holdings and at SDG&E from issuance of a new loan by OMEC LLC to partially repay OMEC’s project financing loan	$(4,826)	$(218)	$(600)
Net proceeds from 2018 issuances of mandatory convertible preferred stock	(2,258)
Lower net proceeds from issuances of common stock primarily related to settlements of forward sale agreements	(442)
(Higher) lower payments on long-term debt and finance leases	(217)	218	494
(Higher) lower common dividends paid	(169)	250	(100)
Change in intercompany activities with discontinued operations primarily related to intercompany loans	(157)
Higher payments for commercial paper and other short-term debt with maturities greater than 90 days	(108)
Increase (decrease) in short-term debt, net	740	(249)	234
Higher issuances of commercial paper and other short-term debt with maturities greater than 90 days	195
Advances from unconsolidated affiliates	155
Higher capital contributions from OMEC LLC to repay OMEC’s loan	110	110
Equity contribution from Sempra Energy to fund initial shareholder contribution to the Wildfire Fund in September 2019		322
Other	(31)	6	6
Change in net cash flows from discontinued operations primarily from $1,311 common dividends paid offset by $977 equity contributions received in 2019	(367)
	$(7,375)	$439	$34

Expenditures for PP&E
We invest the majority of our capital expenditures in the California Utilities, primarily for transmission and distribution improvements, including pipeline and wildfire safety. The following table summarizes by segment capital expenditures for the last three years.

EXPENDITURES FOR PP&E
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
SDG&E	$1,942	$1,522	$1,542
SoCalGas	1,843	1,439	1,538
Sempra Mexico	611	624	368
Sempra LNG	268	112	31
Sempra Renewables	—	2	51
Parent and other	12	9	14
Total	$4,676	$3,708	$3,544
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

EXPENDITURES FOR INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Texas Utilities	$648	$1,685	$9,457
Sempra Mexico	—	—	100
Sempra LNG	4	110	275
Sempra Renewables	—	—	5
Parent and other	—	2	331
Total	$652	$1,797	$10,168

Future Capital Expenditures and Investments
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors.” In 2021, we expect to make capital expenditures and investments of approximately $5.8 billion (which excludes capital expenditures that will be funded by unconsolidated entities), as summarized by segment in the following table.

FUTURE CAPITAL EXPENDITURES AND INVESTMENTS
(Dollars in millions)
Year ended December 31, 2021
SDG&E	$2,400
SoCalGas	2,000
Sempra Texas Utilities	200
Sempra Mexico	400
Sempra LNG	800
Total	$5,800
We expect the majority of our capital expenditures and investments in 2021 will relate to transmission and distribution improvements at our regulated public utilities, the ECA LNG Phase 1 liquefaction export project at Sempra LNG and construction of liquid fuels terminals at Sempra Mexico.
From 2021 through 2025, and subject to the factors described below, which could cause these estimates to vary substantially, Sempra Energy expects to make aggregate capital expenditures and investments of approximately $22.5 billion (which excludes capital expenditures that will be funded by unconsolidated entities), as follows: $9.6 billion at SDG&E, $9.2 billion at SoCalGas, $0.6 billion at Sempra Texas Utilities, $1.1 billion at Sempra Mexico and $2.0 billion at Sempra LNG. Capital expenditure amounts include capitalized interest and AFUDC related to debt.
Periodically, we review our construction, investment and financing programs and revise them in response to changes in regulation, economic conditions, competition, customer growth, inflation, customer rates, the cost and availability of capital, and safety and environmental requirements.
Our level of capital expenditures and investments in the next few years may vary substantially and will depend on, among other things, the cost and availability of financing, regulatory approvals, changes in U.S. federal tax law and business opportunities providing desirable rates of return. See “Part I – Item 1A. Risk Factors” for a discussion of other factors that could affect future levels of our capital expenditures and investments. We intend to finance our capital expenditures in a manner that will maintain our investment-grade credit ratings and capital structure, but there is no guarantee that we will be able to do so.
Capital Stock Transactions
Sempra Energy
Cash provided by issuances of common and preferred stock was:
▪$902 million in 2020
▪$1.8 billion in 2019
▪$4.5 billion in 2018
Sempra Energy Series C Preferred Stock Offering. In June 2020, we issued 900,000 shares of our series C preferred stock in a registered public offering at a price to the public of $1,000 per share and received net proceeds of $889 million after deducting the underwriting discount and equity issuance costs of $11 million. We used the net proceeds for working capital and other general corporate purposes, including the repayment of indebtedness. We provide additional discussion about this equity offering in Note 13 of the Notes to Consolidated Financial Statements.
Sempra Energy Common Stock Repurchase Program. As we discuss in Note 14 of the Notes to Consolidated Financial Statements, in 2020, we entered into and completed an ASR program under which we paid $500 million to repurchase 4,089,375 shares of our common stock at an average price of $122.27 per share. We funded the $500 million share repurchase with a portion of the proceeds received from the sale of our South American businesses.
Dividends
Sempra Energy
Sempra Energy paid cash dividends of:
▪$1,174 million for common stock and $157 million for preferred stock in 2020
▪$993 million for common stock and $142 million for preferred stock in 2019
▪$877 million for common stock and $89 million for preferred stock in 2018
On November 18, 2020, Sempra Energy declared a quarterly dividend of $1.045 per share of common stock, $1.50 per share of series A preferred stock and $1.6875 per share of series B preferred stock, all of which were paid on January 15, 2021.
Dividends declared on common stock have increased in each of the last three years due to an increase in the per-share quarterly dividends approved by our board of directors to $1.045 in 2020 ($4.18 annually) from $0.9675 in 2019 ($3.87 annually) and from $0.895 in 2018 ($3.58 annually).
On February 23, 2021, our board of directors approved an increase in Sempra Energy’s quarterly common stock dividend to $1.10 per share ($4.40 annually), the first of which is payable April 15, 2021. In addition, on February 23, 2021, our board of directors declared quarterly dividends of $1.6875 per share on our series B preferred stock and semi-annual dividends of $24.375 per share on our series C preferred stock, both payable on April 15, 2021. All declarations of dividends on our common stock and preferred stock are made at the discretion of the board of directors. While we view dividends as an integral component of shareholder return, the amount of future dividends will depend on earnings, cash flows, financial and legal requirements, and other relevant factors at that time. As a result, Sempra Energy’s dividends on common stock declared on an annual historical basis, including recent historical increases, may not be indicative of future declarations.

SDG&E
In 2020 and 2018, SDG&E paid common stock dividends to Enova and Enova paid corresponding dividends to Sempra Energy of $200 million and $250 million, respectively. SDG&E did not declare or pay common stock dividends in 2019. SDG&E’s dividends on common stock declared on an annual historical basis may not be indicative of future declarations and could be impacted over the next few years in order for SDG&E to maintain its authorized capital structure while managing its capital investment program.
Enova, a wholly owned subsidiary of Sempra Energy, owns all of SDG&E’s outstanding common stock. Accordingly, dividends paid by SDG&E to Enova and dividends paid by Enova to Sempra Energy are eliminated in Sempra Energy’s consolidated financial statements.
SoCalGas
In 2020, 2019 and 2018, SoCalGas paid common stock dividends to PE and PE paid corresponding dividends to Sempra Energy of $100 million, $150 million and $50 million, respectively. SoCalGas’ dividends on common stock declared on an annual historical basis may not be indicative of future declarations and could be impacted over the next few years in order for SoCalGas to maintain its authorized capital structure while managing its capital investment program.
PE, a wholly owned subsidiary of Sempra Energy, owns all of SoCalGas’ outstanding common stock. Accordingly, dividends paid by SoCalGas to PE and dividends paid by PE to Sempra Energy are eliminated in Sempra Energy’s consolidated financial statements.
Dividend Restrictions
The board of directors for each of Sempra Energy, SDG&E and SoCalGas has the discretion to determine whether to declare and, if declared, the amount of any dividends by each such entity. The CPUC’s regulation of SDG&E’s and SoCalGas’ capital structures limits the amounts that are available for loans and dividends to Sempra Energy. At December 31, 2020, based on these regulations, Sempra Energy could have received combined loans and dividends of approximately $717 million from SDG&E and $148 million from SoCalGas.
We provide additional information about dividend restrictions in “Restricted Net Assets” in Note 1 of the Notes to Consolidated Financial Statements.
Book Value Per Common Share
Sempra Energy’s book value per common share on the last day of each of the last three fiscal years was as follows:
▪$70.11 in 2020
▪$60.58 in 2019
▪$54.35 in 2018
The increase in 2020 was primarily due to comprehensive income exceeding dividends, offset by common stock repurchases. In 2019, the increase was primarily due to comprehensive income exceeding dividends and common stock issuances.
Capitalization
Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and equity, was as follows:

TOTAL CAPITALIZATION AND DEBT-TO-CAPITALIZATION RATIOS
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
	December 31, 2020
Total capitalization	$49,140	$15,207	$10,030
Debt-to-capitalization ratio	49%	49%	49%
	December 31, 2019
Total capitalization	$47,621	$13,542	$9,172
Debt-to-capitalization ratio	54%	48%	48%

Significant changes in 2020 that affected capitalization included the following:
▪Sempra Energy Consolidated: decrease in short-term debt and increase in equity from issuances of common and preferred stock and comprehensive income exceeding dividends.
▪SDG&E: increase in long-term debt and increase in equity from comprehensive income exceeding dividends.
▪SoCalGas: increase in long-term debt and increase in equity from comprehensive income exceeding dividends.

COMMITMENTS
The following tables summarize undiscounted principal contractual commitments at December 31, 2020 for Sempra Energy Consolidated, SDG&E and SoCalGas. We provide additional information about commitments above and in Notes 1, 7, 9, 15 and 16 of the Notes to Consolidated Financial Statements.

UNDISCOUNTED PRINCIPAL CONTRACTUAL COMMITMENTS – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	2021	2022 and 2023	2024 and 2025	Thereafter	Total
Long-term debt	$1,504	$2,632	$1,875	$16,248	$22,259
Interest on long-term debt(1)	845	1,614	1,442	11,111	15,012
Operating leases	73	119	91	415	698
Finance leases	206	406	391	2,465	3,468
Purchased-power contracts – fixed payments	222	381	233	794	1,630
Purchased-power contracts – estimated variable payments	363	726	724	3,610	5,423
Natural gas contracts(2)	280	422	319	1,032	2,053
LNG contract(3)	320	811	776	1,452	3,359
Construction commitments	525	41	32	98	696
SONGS decommissioning	110	146	89	697	1,042
Other asset retirement obligations	66	146	154	11,768	12,134
Sunrise Powerlink wildfire mitigation fund	4	8	8	279	299
Pension and other postretirement benefit obligations(4)	251	461	477	922	2,111
Wildfire Fund obligation	13	26	26	38	103
Environmental commitments(5)	12	19	9	58	98
Other	70	44	24	98	236
Total	$4,864	$8,002	$6,670	$51,085	$70,621
(1)    We calculate expected interest payments using the stated interest rate for fixed-rate obligations, including floating-to-fixed interest rate swaps and cross-currency swaps. We calculate expected interest payments for variable-rate obligations based on forecast rates in effect at December 31, 2020.
(2)    Includes $30 million of estimated variable payments.
(3)    Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2021 to 2029.
(4)    Amounts represent expected company contributions to the plans for the next 10 years.
(5)    Excludes amounts related to the Leak that are recorded in Reserve for Aliso Canyon Costs and that are not currently known or reasonably estimable.

UNDISCOUNTED PRINCIPAL CONTRACTUAL COMMITMENTS – SDG&E
(Dollars in millions)
	2021	2022 and 2023	2024 and 2025	Thereafter	Total
Long-term debt	$585	$468	$—	$5,200	$6,253
Interest on long-term debt(1)	230	438	411	2,875	3,954
Operating leases	30	39	20	22	111
Finance leases	194	388	374	2,453	3,409
Purchased-power contracts – fixed payments	222	381	233	794	1,630
Purchased-power contracts – estimated variable payments	363	726	724	3,610	5,423
Construction commitments	2	2	2	19	25
SONGS decommissioning	110	146	89	697	1,042
Other asset retirement obligations	7	12	14	1,250	1,283
Sunrise Powerlink wildfire mitigation fund	4	8	8	279	299
Pension and other postretirement benefit obligations(2)	54	106	58	92	310
Wildfire Fund obligation	13	26	26	38	103
Environmental commitments	2	4	4	46	56
Other	4	7	7	48	66
Total	$1,820	$2,751	$1,970	$17,423	$23,964
(1)    SDG&E calculates expected interest payments using the stated interest rate for fixed-rate obligations. We calculate expected interest payments for variable-rate obligations based on forecast rates in effect at December 31, 2020.
(2)    Amounts represent expected SDG&E contributions to the plans for the next 10 years.

UNDISCOUNTED PRINCIPAL CONTRACTUAL COMMITMENTS – SOCALGAS
(Dollars in millions)
	2021	2022 and 2023	2024 and 2025	Thereafter	Total
Long-term debt	$—	$300	$850	$3,609	$4,759
Interest on long-term debt(1)	167	334	303	2,115	2,919
Natural gas contracts	175	249	171	359	954
Operating leases	19	30	20	8	77
Finance leases	12	18	17	12	59
Environmental commitments(2)	10	15	5	11	41
Pension and other postretirement benefit obligations(3)	158	306	378	731	1,573
Asset retirement obligations	59	134	140	10,240	10,573
Other	2	4	4	34	44
Total	$602	$1,390	$1,888	$17,119	$20,999
(1)    SoCalGas calculates expected interest payments using the stated interest rate for fixed-rate obligations. We calculate expected interest payments for variable-rate obligations based on forecast rates in effect at December 31, 2020.
(2)    Excludes amounts related to the Leak.
(3)    Amounts represent expected SoCalGas contributions to the plans for the next 10 years.

The tables above exclude contracts between consolidated affiliates, intercompany debt and employment contracts.
The tables also exclude income tax liabilities at December 31, 2020 of:
▪$99 million for Sempra Energy Consolidated
▪$13 million for SDG&E
▪$68 million for SoCalGas
These liabilities relate to uncertain tax positions and were excluded from the tables because we are unable to reasonably estimate the timing and amount of future payments due to uncertainties in the effective settlement of tax positions. We provide additional information about unrecognized income tax benefits in Note 8 of the Notes to Consolidated Financial Statements.
We have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At December 31, 2020, we had approximately $508 million in standby letters of credit outstanding under these agreements.

OFF-BALANCE SHEET ARRANGEMENTS
In August 2014 and December 2019, Sempra Energy provided guarantees for 50.2% of Cameron LNG JV’s financing obligations for a maximum amount of up to $4.0 billion. The guarantees will terminate upon satisfaction of certain conditions, including all three trains achieving financial completion by September 30, 2021 (with up to an additional 365-day extension beyond such date permitted in cases of force majeure). However, if Cameron LNG JV fails to satisfy the financial completion criteria, a demand could be made under the guarantee for Sempra Energy’s 50.2% share of Cameron LNG JV’s obligations under the financing arrangements then due and payable, which could have a material adverse impact on Sempra Energy’s liquidity. We discuss these guarantees above in “Overview – Sempra LNG – Cameron LNG JV Three-Train Liquefaction Project (Phase 1),” in Note 6 of the Notes to Consolidated Financial Statements and “Part I – Item 1A. Risk Factors.”
In July 2020, Sempra Energy entered into a Support Agreement, which contains a guarantee and represents a variable interest, for the benefit of CFIN with a maximum exposure to loss of $979 million. The guarantee will terminate upon full repayment of the guaranteed debt by 2039, including repayment following an event in which the guaranteed debt is put to Sempra Energy. We discuss this guarantee in Notes 1, 6 and 12 of the Notes to Consolidated Financial Statements.
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
CONTINGENCIES
Sempra Energy, SDG&E, SoCalGas
We accrue losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. For loss contingencies, we accrue the loss if an event has occurred on or before the balance sheet date and:
▪information available through the date we file our financial statements indicates it is probable that a loss has been incurred, given the likelihood of uncertain future events
▪the amount of the loss can be reasonably estimated
We do not accrue contingencies that might result in gains. We continuously assess contingencies for litigation claims, environmental remediation and other events.
Details of our issues in this area are discussed in Note 16 of the Notes to Consolidated Financial Statements.
REGULATORY ACCOUNTING
Sempra Energy, SDG&E, SoCalGas
As regulated entities, the California Utilities’ customer rates, as set and monitored by regulators, are designed to recover the cost of providing service and provide the opportunity to earn a reasonable return on their investments. The California Utilities record regulatory assets, which are generally costs that would otherwise be charged to expense, if it is probable that, through the ratemaking process, the utility will recover that asset from customers in future rates. Similarly, regulatory liabilities are recorded for amounts recovered in rates in advance or in excess of costs incurred. The California Utilities assess probabilities of future rate recovery associated with regulatory account balances at the end of each reporting period and whenever new and/or unusual events occur, such as:
▪changes in the regulatory and political environment or the utility’s competitive position

▪issuance of a regulatory commission order
▪passage of new legislation
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
INCOME TAXES
Sempra Energy, SDG&E, SoCalGas
Our income tax expense and related balance sheet amounts involve significant management judgments and estimates. Amounts of deferred income tax assets and liabilities, as well as current and noncurrent accruals, involve judgments and estimates of the timing and probability of recognition of income and deductions by taxing authorities. When we evaluate the anticipated resolution of income tax issues, we consider:
▪past resolutions of the same or similar issue
▪the status of any income tax examination in progress
▪positions taken by taxing authorities with other taxpayers with similar issues
The likelihood of deferred income tax recovery is based on analyses of the deferred income tax assets and our expectation of future taxable income, based on our strategic planning.
Actual income taxes could vary from estimated amounts because of:
▪future impacts of various items, including changes in tax laws, regulations, interpretations and rulings
▪our financial condition in future periods
▪the resolution of various income tax issues between us and taxing and regulatory authorities
For an uncertain position to qualify for benefit recognition, the position must have at least a more-likely-than-not chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term more-likely-than-not means a likelihood of more than 50%. If we do not have a more-likely-than-not position with respect to a tax position, then we do not recognize any of the potential tax benefit associated with the position. A tax position that meets the more-likely-than-not recognition is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective resolution of the tax position.
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
The application of hedge accounting and normal purchase or sale accounting for certain derivatives is determined on a contract-by-contract basis. Significant changes in assumptions in our cash flow hedges, such as the amount and/or timing of forecasted transactions, could cause unrealized gains or losses (mark-to-market) to be reclassified out of AOCI to earnings, which may materially impact our results of operations. Additionally, changes in assumed physical delivery on contracts for which we elected normal purchase or sale accounting may result in “tainting” of the election, which may (1) preclude us from making this election in future transactions and (2) impact Sempra Energy’s results of operations. The impacts of derivatives and hedge accounting on the California Utilities’ results of operations are typically not significant because regulatory accounting principles generally apply to their contracts. We provide details of our derivative instruments and our fair value approaches in Notes 11 and 12, respectively, of the Notes to Consolidated Financial Statements.
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
The critical assumptions used to develop the required estimates include the following key factors:
▪discount rates
▪expected return on plan assets
▪health care cost trend rates
▪mortality rates
▪rate of compensation increases
▪termination and retirement rates
▪utilization of postretirement welfare benefits
▪payout elections (lump sum or annuity)
▪lump sum interest rates
The actuarial assumptions we use may differ materially from actual results due to:
▪return on plan assets
▪changing market and economic conditions
▪higher or lower withdrawal rates
▪longer or shorter participant life spans
▪more or fewer lump sum versus annuity payout elections made by plan participants
▪higher or lower retirement rates
These differences, other than those related to the California Utilities’ plans, where rate recovery offsets the effects of the assumptions on earnings, may result in a significant impact to the amount of pension and other postretirement benefit expense we record. For plans other than those at the California Utilities, the approximate annual effect on earnings of a 100 bps increase or decrease in the assumed discount rate would be less than $1 million and the effect of a 100 bps increase or decrease in the assumed rate of return on plan assets would be less than $2 million. We provide details of our pension and other postretirement benefit plans in Note 9 of the Notes to Consolidated Financial Statements.
ASSET RETIREMENT OBLIGATIONS
Sempra Energy, SDG&E
SDG&E’s legal AROs related to the decommissioning of SONGS are estimated based on a site-specific study performed no less than every three years. The estimate of the obligations includes:
▪estimated decommissioning costs, including labor, equipment, material and other disposal costs
▪inflation adjustment applied to estimated cash flows
▪discount rate based on a credit-adjusted risk-free rate
▪actual decommissioning costs, progress to date and expected duration of decommissioning activities
Changes in the estimated decommissioning costs, or in the assumptions and judgments made by management underlying these estimates, could cause revisions to the estimated total cost associated with retiring the assets. SDG&E’s nuclear decommissioning expenses are subject to rate recovery and, therefore, rate-making accounting treatment is applied to SDG&E’s nuclear decommissioning activities. SDG&E recognizes a regulatory asset, or liability, to the extent that its SONGS ARO exceeds, or is less than, the amount collected from customers and the amount earned in SDG&E’s NDT.
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
Events or changes in circumstances that indicate that the carrying amount of a long-lived asset may not be recoverable may include:
▪significant decreases in the market price of an asset;
▪a significant adverse change in the extent or manner in which we use an asset or in its physical condition;
▪a significant adverse change in legal or regulatory factors or in the business climate that could affect the value of an asset;
▪a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection of continuing losses associated with the use of a long-lived asset; and
▪a current expectation that, more-likely-than-not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
If an impairment test is required, the fair value of a long-lived asset can vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions. We discuss impairment of long-lived assets in Note 1 of the Notes to Consolidated Financial Statements.
IMPAIRMENT TESTING OF GOODWILL
Sempra Energy
On an annual basis or whenever events or changes in circumstances necessitate an evaluation, we consider whether goodwill may be impaired. For our annual goodwill impairment testing, we have the option to first make a qualitative assessment of whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative goodwill impairment test. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, changes in key personnel and the overall financial performance of the reporting unit. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we perform the quantitative goodwill impairment test. If, after performing the quantitative goodwill impairment test, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill.
When determining if goodwill is impaired, the fair value of the reporting unit can vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions. As a result, recognizing a goodwill impairment may or may not be required. When we perform the quantitative goodwill impairment test, we exercise judgment to develop estimates of the fair value of the reporting unit and compare that to its carrying value. Our fair value estimates are developed from the perspective of a knowledgeable market participant. We consider observable transactions in the marketplace for similar investments, if available, as well as an income-based approach such as a discounted cash flow analysis. A discounted cash flow analysis may be based directly on anticipated future revenues and expenses and may be performed based on free cash flows generated within the reporting unit. Critical assumptions that affect our estimates of fair value may include:

▪consideration of market transactions
▪future cash flows
▪the appropriate risk-adjusted discount rate
▪country risk
▪entity risk
In 2020, we performed a quantitative goodwill impairment test and determined that the estimated fair values of our reporting units in Mexico to which goodwill was allocated was substantially above their carrying values as of October 1, 2020, our goodwill impairment testing date. We discuss goodwill in Note 1 of the Notes to Consolidated Financial Statements.
CARRYING VALUE OF EQUITY METHOD INVESTMENTS
Sempra Energy
We generally account for investments under the equity method when we have significant influence over, but do not have control of, the investee.
We consider whether the fair value of each equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. To help evaluate whether a decline in fair value below carrying value has occurred and if the decline is other than temporary, we may develop fair value estimates for the investment. Our fair value estimates are developed from the perspective of a knowledgeable market participant. In the absence of observable transactions in the marketplace for similar investments, we consider an income-based approach such as a discounted cash flow analysis or, with less weighting, the replacement cost of the underlying net assets. A discounted cash flow analysis may be based directly on anticipated future distributions from the investment, or may be performed based on free cash flows generated within the entity and adjusted for our ownership share total. For certain investments, critical assumptions may include, but are not limited to, transportation rates for natural gas, the appropriate risk-adjusted discount rate and the availability and costs of natural gas and LNG.
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
NEW ACCOUNTING STANDARDS
We discuss the relevant pronouncements that have recently had or may have a significant effect on our financial statements and/or disclosures in Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the risk of erosion of our cash flows, earnings, asset values or equity due to adverse changes in commodity market prices, interest rates and foreign currency and inflation rates.
RISK POLICIES
Sempra Energy has policies governing its market risk management and trading activities. Sempra Energy and the California Utilities maintain separate risk management committees, organizations and processes for the California Utilities and for all non-CPUC regulated affiliates to provide oversight of these activities. The committees consist of senior officers who establish policy, oversee energy risk management activities, and monitor the results of trading and other activities to help ensure compliance with our stated energy risk management and trading policies. These activities include, but are not limited to, monitoring of market positions that create credit, liquidity and market risk. The respective oversight organizations and committees are independent from energy procurement departments.

Along with other tools, we use VaR and liquidity metrics to measure our exposure to market risk associated with commodity portfolios. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence interval. We use a variance-covariance VaR model at a 95% confidence level. A liquidity metric is intended to monitor the amount of financial resources needed for meeting potential margin calls as forward market prices move. VaR and liquidity risk metrics are independently verified by the respective risk management oversight organizations.
The California Utilities use power and natural gas derivatives to manage electric and natural gas price risk associated with servicing load requirements. The use of power and natural gas derivatives is subject to certain limitations imposed by company policy and is in compliance with risk management and trading activity plans that have been filed with and approved by the CPUC. We discuss revenue recognition in Note 3 and additional market-risk information regarding derivative instruments in Note 11 of the Notes to Consolidated Financial Statements.
We have exposure to changes in commodity prices, interest rates and foreign currency and inflation rates. The following discussion of these primary market-risk exposures as of December 31, 2020 includes a discussion of how these exposures are managed.
COMMODITY PRICE RISK
Market risk related to physical commodities is created by volatility in the prices and basis of certain commodities. Our various subsidiaries are exposed, in varying degrees, to commodity price risk, primarily to prices in the natural gas and electricity markets. Our policy is to manage this risk within a framework that considers the specific markets and operating and regulatory environments of each subsidiary.
Sempra Mexico and Sempra LNG are generally exposed to commodity price risk indirectly through their LNG, natural gas pipelines and storage, and power-generating assets. These segments may utilize commodity transactions in an effort to optimize these assets. These transactions are typically priced based on market indices, but may also include fixed price purchases and sales of commodities. Any residual exposure is monitored as described above. A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of our commodity-based derivatives for these segments at December 31, 2020 or 2019. The impact of a change in energy commodity prices on our commodity-based derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled and does not typically include the generally offsetting impact of our underlying asset positions.
The California Utilities’ market-risk exposure is limited due to CPUC-authorized rate recovery of the costs of commodity purchases, interstate and intrastate transportation, and storage activity. However, SoCalGas may, at times, be exposed to market risk as a result of incentive mechanisms that reward or penalize the utility for commodity costs below or above certain benchmarks for SoCalGas’ GCIM. If commodity prices were to rise too rapidly, it is likely that volumes would decline. This decline would increase the per-unit fixed costs, which could lead to further volume declines. The California Utilities manage their risk within the parameters of their market risk management framework. As of and for the year ended December 31, 2020, the total VaR of the California Utilities’ natural gas and electric positions was not material, and SDG&E’s power procurement activities were in compliance with the procurement plans filed with and approved by the CPUC.
INTEREST RATE RISK
We are exposed to fluctuations in interest rates primarily as a result of our having issued short- and long-term debt. Subject to regulatory constraints, we periodically enter into interest rate swap agreements to moderate our exposure to interest rate changes and to lower our overall cost of borrowing.

The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	December 31, 2020			December 31, 2019
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Short-term:
California Utilities	$113	$—	$113	$710	$80	$630
Other	772	—	—	2,798	—	—
Long-term:
California Utilities fixed-rate	$10,512	$6,053	$4,459	$8,949	$5,140	$3,809
California Utilities variable-rate	500	200	300	—	—	—
Other fixed-rate	11,204	—	—	11,561	—	—
Other variable-rate	51	—	—	746	—	—
(1)    After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at December 31, 2020 increased or decreased by 10%, the change in earnings over the 12-month period ending December 31, 2021 would be negligible. If interest rates increased or decreased by 10% on all variable-rate long-term debt at December 31, 2020, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending December 31, 2021 would be negligible.
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
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposures in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations.”
The hypothetical effect for every 10% appreciation in the U.S. dollar against the Mexican peso, in which we have operations and investments, are as follows:

HYPOTHETICAL EFFECTS FROM 10% STRENGTHENING OF U.S. DOLLAR (1)
(Dollars in millions)
Hypothetical effects
Translation of 2020 earnings to U.S. dollars(2)	$(2)
Transactional exposure(3)	115
Translation of net assets of foreign subsidiaries and investment in foreign entities(4)	(17)
(1)    After the effects of foreign currency derivatives.
(2)    Amount represents the impact to earnings for a change in the average exchange rate throughout the reporting period.
(3)    Amount primarily represents the effects of currency exchange rate movement from December 31, 2020 on monetary assets and liabilities and translation of non-U.S. deferred income tax balances at our Mexican subsidiaries.
(4)    Amount represents the effects of currency exchange rate movement from December 31, 2020 that would be recorded to OCI at the end of the reporting period.

Monetary assets and liabilities at our Mexican subsidiaries and JVs that are denominated in U.S. dollars may fluctuate significantly throughout the year. These monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. Based on a net monetary liability position of $4.4 billion, including those related to our investments in JVs, at December 31, 2020, the hypothetical effect of a 10% increase in the Mexican inflation rate is approximately $90 million lower earnings as a result of higher income tax expense for our consolidated subsidiaries, as well as lower equity earnings for our JVs.
We completed the sales of our South American businesses in 2020 and are no longer exposed to changes in foreign currency and inflation rates in Peru and Chile.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are listed on the Index to Consolidated Financial Statements set forth on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Sempra Energy, SDG&E, SoCalGas
Sempra Energy, SDG&E and SoCalGas maintain disclosure controls and procedures designed to ensure that information required to be disclosed in their respective reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the management of each company, including each respective principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Sempra Energy, SDG&E, SoCalGas
The respective management of Sempra Energy, SDG&E and SoCalGas is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on these evaluations, each company’s management concluded that its internal control over financial reporting was effective as of December 31, 2020. Deloitte & Touche LLP audited the effectiveness of each company’s internal control over financial reporting as of December 31, 2020, as stated in their reports, which are included in this annual report on Form 10-K.

There have been no changes in any such company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, such company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra Energy:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Sempra Energy and subsidiaries (“Sempra Energy”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, Sempra Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2020 of Sempra Energy and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.
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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SDG&E maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements as of and for the year ended December 31, 2020 of SDG&E and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.
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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Southern California Gas Company (“SoCalGas”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, SoCalGas maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements as of and for the year ended December 31, 2020 of SoCalGas and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.
Basis for Opinion
SoCalGas’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on SoCalGas’ internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to SoCalGas in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III.

Because SDG&E meets the conditions of General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this report with a reduced disclosure format as permitted by General Instruction I(2), the information required by Part III – Items 10, 11, 12 and 13 below is not required for SDG&E. We have, however, provided the information required by Part III – Item 10 with respect to SDG&E’s executive officers in “Part I – Item 1. Business – Other Matters – Information About Our Executive Officers.”

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We provide the information required by Part III – Item 10 with respect to executive officers for Sempra Energy (other than information required by Item 405 of SEC Regulation S-K) and SoCalGas in “Part I – Item 1. Business – Other Matters – Information About Our Executive Officers.” For Sempra Energy, all other information required by Part III – Item 10 is incorporated by reference from “Corporate Governance,” “Share Ownership” and “Proposal 1: Election of Directors” in the proxy statement to be filed for its May 2021 annual meeting of shareholders. For SoCalGas, all other information required by Part III – Item 10 is incorporated by reference from its information statement to be filed for its June 2021 annual meeting of shareholders. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Part III – Item 11 is incorporated by reference from “Corporate Governance” and “Executive Compensation,” including “Compensation Discussion and Analysis,” “Compensation and Talent Committee Report” and “Compensation Tables” in the proxy statement to be filed for the May 2021 annual meeting of shareholders for Sempra Energy and from the information statement to be filed for the June 2021 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Sempra Energy has LTIPs that permit the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2020, outstanding awards consisted of stock options and RSUs held by 460 employees.
The following table sets forth information regarding our equity compensation plans at December 31, 2020.

EQUITY COMPENSATION PLANS

Equity compensation plans approved by shareholders	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of additional shares remaining available for future issuance(3)
2013 LTIP	1,087,964	$106.76	—
2019 LTIP	514,969	$149.12	6,927,284
(1)    The 2013 LTIP consists of 243,177 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option, 658,574 performance-based RSUs and 186,213 service-based RSUs. The 2019 LTIP consists of 122,218 options to purchase shares of our common stock, all of which were granted at an exercise price equal to 100% of the grant date fair market value of the shares subject to the option, 235,387 performance-based RSUs and 157,364 service-based RSUs. Each performance-based RSU granted under the 2013 LTIP and the 2019 LTIP represents the right to receive from zero to 2.0 shares of our common stock if applicable performance conditions are satisfied. For purposes of this table, the number of shares of common stock shown to be subject to each performance-based RSU is 1.0 share, which assumes performance conditions are satisfied at the target level.
(2)    Represents the weighted-average exercise price of the 243,177 and 122,218 outstanding options to purchase shares of our common stock under the 2013 LTIP and the 2019 LTIP, respectively.
(3)    The number of shares available for future issuance is increased by the number of shares to which each participant would otherwise be entitled that are withheld or surrendered to satisfy the exercise price or to satisfy tax withholding obligations relating to any plan awards, and is also increased by the number of shares subject to awards that expire or are forfeited, canceled or otherwise terminated without the issuance of shares. No new awards may be granted under the 2013 LTIP.

We provide additional discussion of share-based compensation in Note 10 of the Notes to Consolidated Financial Statements.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The security ownership information required by Part III – Item 12 is incorporated by reference from “Share Ownership” in the proxy statement to be filed for the May 2021 annual meeting of shareholders for Sempra Energy and from the information statement to be filed for the June 2021 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Part III – Item 13 is incorporated by reference from “Corporate Governance” in the proxy statement to be filed for the May 2021 annual meeting of shareholders for Sempra Energy and from the information statement to be filed for the June 2021 annual meeting of shareholders for SoCalGas. In all cases, only the specific information that is expressly required by this item is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accountant fees and services is presented below for Sempra Energy, SDG&E and SoCalGas. The following table shows the fees paid to Deloitte & Touche LLP, the independent registered public accounting firm for Sempra Energy, SDG&E and SoCalGas, for services provided for 2020 and 2019.

PRINCIPAL ACCOUNTANT FEES
(Dollars in thousands)
	Sempra Energy Consolidated		SDG&E		SoCalGas
	Fees	Percent of total	Fees	Percent of total	Fees	Percent of total
2020:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$9,145		$2,469		$3,023
Regulatory filings and related services	827		100		55
Total audit fees	9,972	82%	2,569	86%	3,078	90%
Audit-related fees:
Employee benefit plan audits	505		183		307
Other audit-related services(1)	1,494		137		—
Total audit-related fees	1,999	17	320	11	307	9
Tax fees(2)	156	1	111	3	32	1
All other fees(3)	22	—	—	—	—	—
Total fees	$12,149	100%	$3,000	100%	$3,417	100%
2019:
Audit fees:
Consolidated financial statements, internal controls audits and subsidiary audits	$10,568		$2,804		$2,789
Regulatory filings and related services	466		45		45
Total audit fees	11,034	87%	2,849	89%	2,834	91%
Audit-related fees:
Employee benefit plan audits	517		162		286
Other audit-related services(1)	883		99		10
Total audit-related fees	1,400	11	261	8	296	9
Tax fees(2)	74	1	73	3	—	—
All other fees(3)	74	1	15	—	—	—
Total fees	$12,582	100%	$3,198	100%	$3,130	100%
(1)     Other audit-related services in 2020 primarily relate to statutory audits, agreed upon procedures and permitted internal control advisory services. Other audit-related services in 2019 primarily relate to statutory audits and agreed upon procedures.
(2)     Tax fees in 2020 relate to tax consulting and compliance services. Tax fees in 2019 relate to tax consulting services.
(3)     All other fees relate to training and conferences.

The Audit Committee of Sempra Energy’s board of directors is directly responsible for the appointment, compensation, retention and oversight, including the oversight of the audit fee negotiations, of the independent registered public accounting firm for Sempra Energy and its subsidiaries, including SDG&E and SoCalGas. As a matter of good corporate governance, each of the Sempra Energy, SDG&E and SoCalGas boards of directors reviewed the performance of Deloitte & Touche LLP and appointed them as the independent registered public accounting firm for each of Sempra Energy, SDG&E and SoCalGas, respectively. Sempra Energy’s board of directors has determined that each member of its Audit Committee is an independent director and is financially literate, and that Mr. Jack T. Taylor, who chairs the committee, and Ms. Cynthia L. Walker, who is a member of the committee, are audit committee financial experts as defined by the rules of the SEC.
Except where pre-approval is not required by SEC rules, Sempra Energy’s Audit Committee pre-approves all audit, audit-related and permissible non-audit services provided by Deloitte & Touche LLP for Sempra Energy and its subsidiaries, including all services provided by Deloitte & Touche LLP for Sempra Energy, SDG&E and SoCalGas in 2020 and 2019. The committee’s pre-approval policies and procedures provide for the general pre-approval of specific types of services and give detailed guidance to management as to the services that are eligible for general pre-approval, and they require specific pre-approval of all other permitted services. For both types of pre-approval, the committee considers whether the services to be provided are consistent with maintaining the firm’s independence. The committee’s policies and procedures also delegate authority to the chair of the committee to address any requests for pre-approval of services between committee meetings, with any pre-approval decisions to be reported to the committee at its next scheduled meeting.

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
Any other schedule for which provision is made in SEC Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and Notes thereto in this annual report on Form 10-K.

3. EXHIBITS
EXHIBIT INDEX
The exhibits listed below relate to each registrant as indicated. Unless otherwise indicated, the exhibits that are incorporated by reference herein were filed under File Number 1-14201 (Sempra Energy), File Number 1-40 (Pacific Lighting Corporation), File Number 1-03779 (San Diego Gas & Electric Company) and/or File Number 1-01402 (Southern California Gas Company).

EXHIBIT INDEX
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

EXHIBIT 2 -- PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

Sempra Energy
2.1	Purchase and Sale Agreement, dated as of September 20, 2018, by and between Sempra Solar Portfolio Holdings, LLC and CED Southwest Holdings, Inc.		8-K	2	09/20/18

2.2	Purchase and Sale Agreement, dated as of September 27, 2019, by and between Sempra International Holdings N.V. and China Yangtze Power International (Hongkong) Co., Limited.		8-K	2.1	09/30/19

2.3	Letter of Undertaking, dated as of September 27, 2019, by and between Sempra Energy International Holdings N.V., China Three Gorges Corporation and Ching Three Gorges Construction Management Co., Ltd.		8-K	2.2	09/30/19

2.4	Purchase and Sale Agreement, dated as of October 12, 2019, by and between Sempra Energy International Holdings N.V. and State Grid International Development Limited.		8-K	2.1	10/15/19

EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION

Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008.		10-K	3.1	02/27/20

3.2	Bylaws of Sempra Energy (as amended through April 14, 2020).		8-K	3.1	04/14/20

3.3	Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra Energy (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed with the Secretary of State of the State of California and effective January 5, 2018.		8-K	3.1	01/09/18

3.4	Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra Energy (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B), filed with the Secretary of State of the State of California and effective July 11, 2018.		8-K	3.1	07/13/18

3.5	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Stock, Series C, of Sempra Energy (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of California and effective June 11, 2020.		8-K	3.1	06/15/20

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

San Diego Gas & Electric Company
3.6	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective August 15, 2014.		10-K	3.4	02/26/15

3.7	Bylaws of San Diego Gas & Electric (as amended through October 26, 2016).		10-Q	3.1	11/02/16

Southern California Gas Company
3.8	Restated Articles of Incorporation of Southern California Gas Company effective October 7, 1996.		10-K	3.01	03/28/97

3.9	Bylaws of Southern California Gas Company (as amended through January 30, 2017).		8-K	3.1	01/31/17

EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
Certain instruments defining the rights of holders of long-term debt instruments are not required to be filed or incorporated by reference herein pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. Each registrant agrees to furnish a copy of such instruments to the SEC upon request.

Sempra Energy
4.1	Description of rights of Sempra Energy Common Stock (Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008) (included as Exhibit 3.1 above).		10-K	3.1	02/27/20

4.2	Description of Securities.	X

4.3	Certificate of Determination of Preferences of the 6% Mandatory Convertible Preferred Stock, Series A, of Sempra Energy (including the form of certificate representing the 6% Mandatory Convertible Preferred Stock, Series A), filed with the Secretary of State of the State of California and effective January 5, 2018 (included as Exhibit 3.3 above).		8-K	3.1	01/09/18

4.4	Certificate of Determination of Preferences of the 6.75% Mandatory Convertible Preferred Stock, Series B, of Sempra Energy (including the form of certificate representing the 6.75% Mandatory Convertible Preferred Stock, Series B) filed with the Secretary of State of California and effective July 11, 2018 (included as Exhibit 3.4 above).		8-K	3.1	07/13/18

4.5	Certificate of Determination of Preferences of 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Stock, Series C, of Sempra Energy (including the form of certificate representing the 4.875% Fixed-Rate Reset Cumulative Redeemable Perpetual Preferred Stock, Series C), filed with the Secretary of State of California and effective June 11, 2020 (included as Exhibit 3.5 above).		8-K	3.1	06/15/20

4.6	Indenture dated as of February 23, 2000, between Sempra Energy and U.S. Bank Trust National Association, as Trustee.		S-3ASR 333-153425	4.1	09/11/08

4.7	Officers’ Certificate of Sempra Energy, including the form of its 6.00% Note due 2039.		8-K	4.1	10/08/09

4.8	Officers’ Certificate of Sempra Energy, including the form of its 2.875% Note due 2022.		8-K	4.1	09/24/12

4.9	Officers’ Certificate of Sempra Energy, including the form of its 4.05% Note due 2023.		8-K	4.1	11/22/13

4.10	Officers’ Certificate of Sempra Energy, including the form of its 3.55% Note due 2024.		8-K	4.1	06/13/14

4.11	Officers’ Certificate of Sempra Energy, including the form of its 3.75% Note due 2025.		8-K	4.1	11/17/15

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

4.12	Officers’ Certificate of Sempra Energy, including the form of its 3.250% Note due 2027.		8-K	4.1	06/09/17

4.13	Officers’ Certificate of Sempra Energy, including the form of its Floating Rate Note due 2021.		8-K	4.1	10/13/17

4.14	Officers’ Certificate of Sempra Energy, including the forms of its 2.900% Note due 2023, 3.400% Note due 2028, 3.800% Note due 2038, and 4.000% Note due 2048.		8-K	4.1	01/12/18

4.15	Subordinated Indenture, dated as of June 26, 2019, between Sempra Energy and U.S. Bank National Association, as trustee.		8-K	4.2	06/26/19

4.16	Officers’ Certificate of Sempra Energy, including the form of its 5.750% Junior Subordinated Note due 2079.		8-K	4.1	06/26/19

Southern California Gas Company
4.17	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation) (included as Exhibit 3.8 above).		10-K	3.01	03/28/97

4.18	Description of Securities.		10-K	4.9	02/27/20

Sempra Energy / San Diego Gas & Electric Company
4.19	Mortgage and Deed of Trust dated July 1, 1940.		2-4769	B-3	(1)

4.20	Second Supplemental Indenture dated as of March 1, 1948.		2-7418	B-5B	(1)

4.21	Ninth Supplemental Indenture dated as of August 1, 1968.		333-52150	4.5	(1)

4.22	Tenth Supplemental Indenture dated as of December 1, 1968.		2-36042	2-K	(1)

4.23	Sixteenth Supplemental Indenture dated August 28, 1975.		33-34017	4.2	(1)

4.24	Fiftieth Supplemental Indenture, dated as of May 19, 2005.		8-K	4.1	05/19/05

4.25	Fifty-Second Supplemental Indenture, dated as of June 8, 2006.		8-K	4.1	06/08/06

4.26	Fifty-Fourth Supplemental Indenture, dated as of September 20, 2007.		8-K	4.1	09/20/07

4.27	Fifty-Fifth Supplemental Indenture, dated as of May 14, 2009.		8-K	4.1	05/15/09

4.28	Fifty-Sixth Supplemental Indenture, dated as of May 13, 2010.		8-K	4.1	05/13/10

4.29	Fifty-Seventh Supplemental Indenture, dated as of August 26, 2010.		8-K	4.1	08/26/10

4.30	Fifty-Eighth Supplemental Indenture, dated as of August 18, 2011.		8-K	4.1	08/18/11

4.31	Sixtieth Supplemental Indenture, dated as of November 17, 2011.		8-K	4.1	11/17/11

4.32	Sixty-First Supplemental Indenture, dated as of March 22, 2012.		8-K	4.1	03/23/12

4.33	Sixty-Second Supplemental Indenture, dated as of September 9, 2013.		8-K	4.1	09/09/13

4.34	Sixty-Fourth Supplemental Indenture, dated as of March 12, 2015.		8-K	4.2	03/12/15

4.35	Sixty-Fifth Supplemental Indenture, dated as of May 19, 2016.		8-K	4.1	05/19/16

4.36	Sixty-Sixth Supplemental Indenture, dated as of June 8, 2017.		8-K	4.1	06/08/17

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates the SEC’s Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database.

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

4.37	Sixty-Seventh Supplemental Indenture, dated as of May 17, 2018.		8-K	4.1	05/17/18

4.38	Sixty-Eighth Supplemental Indenture, dated as of May 31, 2019.		8-K	4.1	05/31/19

4.39	Sixty-Ninth Supplemental Indenture, dated as of April 7, 2020.		8-K	4.1	04/07/20

4.40	Seventieth Supplemental Indenture, dated as of September 28, 2020.		8-K	4.1	09/28/20

Sempra Energy / Southern California Gas Company
4.41	First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940.		2-4504	B-4	(1)

4.42	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955.		2-11997	4.07	(1)

4.43	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956.		10-K	4.09	02/23/07

4.44	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965.		10-K	4.10	02/23/07

4.45	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972.		2-59832	2.19	(1)

4.46	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976.		2-56034	2.20	(1)

4.47	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of September 15, 1981.		333-70654	4.24	(1)

4.48	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of November 18, 2005.		8-K	4.1	11/18/05

4.49	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of November 18, 2010.		8-K	4.1	11/18/10

4.50	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of September 21, 2012.		8-K	4.1	09/21/12

4.51	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of March 13, 2014.		8-K	4.1	03/13/14

4.52	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of September 11, 2014.		8-K	4.1	09/11/14

4.53	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of June 18, 2015.		8-K	4.2	06/18/15

4.54	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of June 3, 2016.		8-K	4.1	06/03/16

4.55	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of May 15, 2018.		8-K	4.1	05/15/18

4.56	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of September 24, 2018.		8-K	4.1	09/24/18

4.57	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of June 4, 2019.		8-K	4.1	06/04/19

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

4.58	Supplemental Indenture of Southern California Gas Company to U.S. National Bank Association, dated as of January 9, 2020.		8-K	4.1	01/09/20

4.59	Indenture, dated as of May 1, 1989, between Southern California Gas Company and Citibank, N.A., as trustee.		333-28260	4.1.1	(1)

4.60	First Supplemental Indenture, dated as of October 1, 1992, between Southern California Gas Company and Citibank, N.A., as trustee.		8-K	4.1.2	(1)

4.61	Form of 5.670% Medium Term Note due 2028.		8-K	4.2.1	(1)

4.62	Senior Indenture, dated as of September 21, 2020, between Southern California Gas Company and U.S. Bank National Association, as trustee.		8-K	4.1	09/21/20

4.63	Officers’ Certificate of Southern California Gas Company, including the form of its Floating Rate Note due 2023.		8-K	4.2	09/21/20

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy
10.1*
Amended and Restated Engineering, Procurement and Construction Contract, dated as of December 11, 2020, between Port Arthur LNG, LLC and PALNG Common Facilities Company, LLC (but only for the limited purpose set forth therein), and Bechtel Oil, Gas and Chemicals, Inc.
		X

10.2*	Engineering, Procurement and Construction Contract, dated as of February 28, 2020, between Port Arthur LNG, LLC and PALNG Common Facilities Company, LLC (but only for the limited purpose set forth therein), and Bechtel Oil, Gas and Chemicals, Inc.		10-Q	10.1	05/04/20

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.3	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006.		8-K	99.1	01/05/06

Sempra Energy / San Diego Gas & Electric Company
10.4	Amended and Restated Operating Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.4	05/09/11

10.5	Amended and Restated Servicing Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011.		10-Q	10.5	05/09/11

Management Contract or Compensatory Plan, Contract or Arrangement
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company

10.6	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 Nonqualified Stock Option Award Agreement.	X

10.7	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.	X

10.8	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 Performance-Based Restricted Stock Unit Award - Relative to Shareholder Return Performance Measure-S&P 500 Index.	X

10.9	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure-S&P 500 Utilities Index.	X

* Portions of the exhibit have been omitted in accordance with applicable SEC rules.
(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.10	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Nonqualified Stock Option Award Agreement.		10-K	10.5	02/27/20

10.11	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Time-Based Restricted Stock Unit Award - Three Year Ratable Vest.		10-K	10.6	02/27/20

10.12	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Time-Based Restricted Stock Unit Award - Four Year Award Vest.		10-Q	10.1	11/05/20

10.13	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.7	02/27/20

10.14	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - Relative to Shareholder Return Performance Measure - S&P 500 Index.		10-K	10.8	02/27/20

10.15	Form of Sempra Energy 2019 Long-Term Incentive Plan 2020 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Utilities Index.		10-K	10.9	02/27/20

10.16	Sempra Energy 2019 Long-Term Incentive Plan.		DEF 14A	E	03/22/19

10.17	Form of Sempra Energy 2019 Long-Term Incentive Plan 2019 Time-Based Restricted Stock Unit Award - Five Year Vest.		10-Q	10.2	08/02/19

10.18	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Time-Based Restricted Stock Unit Award - One Year Vest.		10-Q	10.5	08/02/19

10.19	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Nonqualified Stock Option Award Agreement.		10-Q	10.1	05/07/19

10.20	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-Q	10.2	05/07/19

10.21	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Index.		10-Q	10.3	05/07/19

10.22	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Utilities Index.		10-Q	10.4	05/07/19

10.23	Form of Sempra Energy 2013 Long-Term Incentive Plan 2019 Time-Based Restricted Stock Unit Award - Ratable vesting.		10-Q	10.5	05/07/19

10.24	Form of Indemnification Agreement with Directors and Executive Officers (executed after January 2011).		10-Q	10.1	05/04/16

10.25	Form of Sempra Energy Shared Services Executive Incentive Compensation Plan.		10-K	10.19	02/27/14

10.26	Amendment Number 1 to the Amended and Restated Sempra Energy 2013 Long-Term Incentive Plan.	X

10.27	Amended and Restated Sempra Energy 2013 Long-Term Incentive Plan.		10-K	10.5	02/26/16

10.28	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Index.		10-Q	10.8	05/07/18

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.29	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Performance-Based Restricted Stock Unit Award - Relative Total Shareholder Return Performance Measure - S&P 500 Utilities Index.		10-Q	10.9	05/07/18

10.30	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-Q	10.10	05/07/18

10.31	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Time-Based Restricted Stock Unit Award - Cliff vest.		10-Q	10.11	05/07/18

10.32	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Special Time-Based Restricted Stock Unit Award - Two-year vest.		10-Q	10.12	05/07/18

10.33	Amended and Restated Sempra Energy 2005 Deferred Compensation Plan, now known as Sempra Energy Employee and Director Savings Plan.	X

10.34	Form of Sempra Energy 2013 Long-Term Incentive Plan 2018 Special Time-Based Restricted Stock Unit Award - Multi-year vest.		10-Q	10.13	05/07/18

10.35	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan.		10-K	10.28	02/28/17

10.36	2009 Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan effective July 1, 2009.		10-K	10.28	02/26/16

10.37	First Amendment to the 2009 Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan effective February 11, 2010.		10-K	10.29	02/26/16

10.38	Second Amendment to the 2009 Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan effective January 1, 2014.		10-K	10.43	02/26/15

10.39	2015 Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan effective November 10, 2015.		10-K	10.31	02/26/16

10.40	Sempra Energy Amended and Restated Executive Life Insurance Plan.		10-K	10.22	02/26/13

10.41	Sempra Energy Executive Personal Financial Planning Program Policy Document.		10-K	10.35	02/27/20

10.42	Form of Indemnification Agreement with Directors and Executive Officers (executed before January 2011).		10-Q	10.2	08/07/08

Sempra Energy

10.43	Form of Sempra Energy 2019 Long-Term Incentive Plan Non-Employee Directors’ Annual Restricted Stock Unit Award.		10-Q	10.3	08/02/19

10.44	Form of Sempra Energy 2019 Long-Term Incentive Plan Non-Employee Directors’ Initial Restricted Stock Unit Award.		10-Q	10.4	08/02/19

10.45	Sempra Energy Executive Incentive Plan effective January 1, 2003.		10-K	10.09	02/26/03

10.46	Form of 2017 and 2018 Sempra Energy Non-Employee Directors’ Initial Restricted Stock Unit Award.		10-K	10.50	02/27/18

10.47	Sempra Energy Amended and Restated Retirement Plan for Directors.		10-Q	10.7	08/07/08

10.48	Sempra Energy Annual Incentive Plan.		10-Q	10.7	05/07/18

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.49	Amended and Restated Severance Pay Agreement between Sempra Energy and Jeffrey W. Martin, dated May 1, 2018.		10-Q	10.3	08/06/18

10.50	Amended and Restated Severance Pay Agreement between Sempra Energy and Kevin C. Sagara, signed October 3, 2020 and effective as of June 27, 2020.		10-Q	10.2	11/05/20

10.51	Amended and Restated Severance Pay Agreement between Sempra Energy and Trevor I. Mihalik, dated May 1, 2018.		10-Q	10.5	08/06/18
10.52	Amended and Restated Severance Pay Agreement between Sempra Energy and Peter R. Wall signed October 3, 2020 and effective as of July 1, 2020.		10-Q	10.3	11/05/20

10.53	Severance Pay Agreement between Sempra Energy and Dennis V. Arriola, dated January 1, 2017.		10-K	10.42	02/28/17

10.54	Severance Pay Agreement between Sempra Energy and George W. Bilicic dated June 17, 2019.		10-Q	10.1	11/01/19

10.55	Severance Agreement and Mutual Release between Sempra Energy and George Bilicic dated March 30, 2020.		10-Q	10.2	05/04/20

Sempra Energy / San Diego Gas & Electric Company

10.56	Form of San Diego Gas & Electric Company Executive Incentive Compensation Plan.		10-K	10.64	02/27/14

10.57	Severance Pay Agreement between Sempra Energy and Caroline A. Winn, signed May 7, 2020 and effective as of January 1, 2020.		10-Q	10.1	08/05/20

10.58	Severance Pay Agreement between Sempra Energy and Bruce A. Folkmann, dated March 1, 2017.		10-Q	10.15	05/09/17

10.59	Severance Pay Agreement between Sempra Energy and Valerie A. Bille, signed September 30, 2020 and effective as of August 22, 2020.		10-Q	10.4	11/05/20

10.60	Severance Pay Agreement between Sempra Energy and Diana L. Day dated March 1, 2017.		10-K	10.68	02/26/19

Sempra Energy / Southern California Gas Company

10.61	Form of Southern California Gas Company Executive Incentive Compensation Plan.		10-K	10.71	02/27/14

10.62	Severance Pay Agreement between Sempra Energy and Scott D. Drury dated August 25, 2018.		10-Q	10.4	11/07/18

10.63	Severance Pay Agreement between Sempra Energy and Maryam S. Brown, dated March 1, 2017.		10-Q	10.7	08/02/19

10.64	Severance Pay Agreement between Sempra Energy and Jimmie I. Cho, signed May 4, 2020, effective as of January 1, 2020.		10-Q	10.2	08/05/20

10.65	Severance Pay Agreement between Sempra Energy and Mia DeMontigny, date June 15, 2019.		10-Q	10.6	08/02/19

10.66	Severance Pay Agreement between Sempra Energy and David J. Barrett, dated January 12, 2019.		10-K	10.77	02/26/19

10.67	Severance Pay Agreement between Sempra Energy and Jeffery L. Walker, dated March 16, 2019.	X

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

Nuclear
Sempra Energy / San Diego Gas & Electric Company

10.68	Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated June 29, 1992.		10-K	10.7	(1)

10.69	Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated September 30, 1994 (see Exhibit 10.68 above).		10-K	10.56	02/28/95

10.70	Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 29, 1994 (see Exhibit 10.68 above).		10-K	10.57	02/28/95

10.71	Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated March 1, 1996 (see Exhibit 10.68 above).		10-K	10.59	03/19/97

10.72	Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 23, 1996 (see Exhibit 10.68 above).		10-K	10.60	03/19/97

10.73	Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 26, 1997 (see Exhibit 10.68 above).		10-K	10.26	03/29/00

10.74	Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated October 1, 1999 (see Exhibit 10.68 above).		10-K	10.27	03/29/00

10.75	Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.68 above).		10-K	10.42	02/25/04

10.76	Eighth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated October 12, 2011 (see Exhibit 10.68 above).		10-K	10.70	02/28/12

10.77	Ninth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated January 9, 2014 (see Exhibit 10.68 above).		10-K	10.83	02/27/14

10.78	Tenth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated August 27, 2014 (see Exhibit 10.68 above).		10-Q	10.1	11/04/14

10.79	Eleventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated August 27, 2014 (see Exhibit 10.68 above).		10-Q	10.2	11/04/14

10.80	Twelfth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated August 27, 2014 (see Exhibit 10.68 above).		10-Q	10.3	11/04/14

10.81	Thirteenth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated January 1, 2015 (see Exhibit 10.68 above).		10-K	10.78	02/26/16

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR

EXHIBIT INDEX (CONTINUED)
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed or Furnished Herewith	Form or Registration Statement No.	Exhibit or Appendix	Filing Date

10.82	Fourteenth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated February 18, 2016 (see Exhibit 10.68 above).		10-Q	10.1	11/02/16

10.83	Fifteenth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated August 31, 2016 (see Exhibit 10.68 above).		10-Q	10.2	11/02/16

10.84	U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983.		10-K	10N	(1)

EXHIBIT 14 -- CODE OF ETHICS

Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
14.1	Sempra Energy Code of Business Conduct and Ethics for Board of Directors and Senior Officers (also applies to directors and officers of San Diego Gas & Electric Company and Southern California Gas Company).		10-K	14.01	02/23/07

(1) Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 21 -- SUBSIDIARIES

Sempra Energy
21.1	Sempra Energy Schedule of Certain Subsidiaries at December 31, 2020.	X

EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL

Sempra Energy
23.1	Sempra Energy Consent of Independent Registered Public Accounting Firm.	X

23.2	Oncor Electric Delivery Holdings Company LLC Consent of Independent Auditors.	X

San Diego Gas & Electric Company
23.3	San Diego Gas & Electric Company Consent of Independent Registered Public Accounting Firm.	X

Southern California Gas Company
23.4	Southern California Gas Company Consent of Independent Registered Public Accounting Firm.	X

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT 99 -- ADDITIONAL EXHIBITS

Sempra Energy
99.1
Audited consolidated financial statements of Oncor Electric Delivery Holdings Company LLC and subsidiary as of December 31, 2020 and 2019 and for each of the three years ended in the period ended December 31, 2020, and the related Independent Auditors’ Report.
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

SEMPRA ENERGY, (Registrant)

By: /s/ J. Walker Martin
J. Walker Martin Chairman, Chief Executive Officer and President

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934 (the Act), this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: J. Walker Martin Chief Executive Officer and President	/s/ J. Walker Martin	February 25, 2021

Principal Financial Officer: Trevor I. Mihalik Executive Vice President and Chief Financial Officer	/s/ Trevor I. Mihalik	February 25, 2021

Principal Accounting Officer: Peter R. Wall Senior Vice President, Controller and Chief Accounting Officer	/s/ Peter R. Wall	February 25, 2021
Directors:
J. Walker Martin, Chairman	/s/ J. Walker Martin	February 25, 2021

Alan L. Boeckmann, Director	/s/ Alan L. Boeckmann	February 25, 2021

Kathleen L. Brown, Director	/s/ Kathleen L. Brown	February 25, 2021

Andrés Conesa, Director	/s/ Andrés Conesa	February 25, 2021

Maria Contreras-Sweet, Director	/s/ Maria Contreras-Sweet	February 25, 2021

Pablo A. Ferrero, Director	/s/ Pablo A. Ferrero	February 25, 2021

William D. Jones, Director	/s/ William D. Jones	February 25, 2021

Bethany J. Mayer, Director	/s/ Bethany J. Mayer	February 25, 2021

Michael N. Mears, Director	/s/ Michael N. Mears	February 25, 2021

Jack T. Taylor, Director	/s/ Jack T. Taylor	February 25, 2021

Cynthia L. Walker, Director	/s/ Cynthia L. Walker	February 25, 2021

Cynthia J. Warner, Director	/s/ Cynthia J. Warner	February 25, 2021

James C. Yardley, Director	/s/ James C. Yardley	February 25, 2021

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

By: /s/ Caroline A. Winn
Caroline A. Winn Chief Executive Officer

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934 (the Act), this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Caroline A. Winn Chief Executive Officer	/s/ Caroline A. Winn	February 25, 2021

Principal Financial Officer: Bruce A. Folkmann President and Chief Financial Officer	/s/ Bruce A. Folkmann	February 25, 2021

Principal Accounting Officer: Valerie A. Bille Vice President, Controller and Chief Accounting Officer	/s/ Valerie A. Bille	February 25, 2021

Directors:
Kevin C. Sagara, Non-Executive Chairman	/s/ Kevin C. Sagara	February 25, 2021

Robert J. Borthwick, Director	/s/ Robert J. Borthwick	February 25, 2021

Erbin B. Keith, Director	/s/ Erbin B. Keith	February 25, 2021

Trevor I. Mihalik, Director	/s/ Trevor I. Mihalik	February 25, 2021

Caroline A. Winn, Director	/s/ Caroline A. Winn	February 25, 2021

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

By: /s/ Scott D. Drury
Scott D. Drury Chief Executive Officer

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Scott D. Drury Chief Executive Officer	/s/ Scott D. Drury	February 25, 2021

Principal Financial and Accounting Officer: Mia L. DeMontigny Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Mia L. DeMontigny	February 25, 2021

Directors:
Kevin C. Sagara, Non-Executive Chairman	/s/ Kevin C. Sagara	February 25, 2021

Scott D. Drury, Director	/s/ Scott D. Drury	February 25, 2021

Lisa Larroque Alexander, Director	/s/ Lisa Larroque Alexander	February 25, 2021

Trevor I. Mihalik, Director	/s/ Trevor I. Mihalik	February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Sempra Energy:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sempra Energy and subsidiaries (“Sempra Energy”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, the related notes, and the schedule listed in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sempra Energy as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Sempra Energy’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on Sempra Energy’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Insurance Receivable and Legal Contingencies Related to Aliso Canyon Gas Leak - Refer to Note 16 of the Notes to Consolidated Financial Statements
Critical Audit Matter Description
Sempra Energy has an insurance receivable of $445 million as of December 31, 2020 related to certain costs arising from the Aliso Canyon natural gas storage facility gas leak. Sempra Energy has determined that the insurance receivable is probable of recovery based on the nature of the insurance claims, the costs incurred, and the coverage provided by applicable insurance policies.
Additionally, Sempra Energy is named in various lawsuits related to the gas leak and the liabilities could be material. Sempra Energy’s accrual for civil litigation matters associated with the gas leak, inclusive of estimated legal costs, is included within its $451 million Reserve for Aliso Canyon Costs as of December 31, 2020.

We identified the recoverability of the insurance receivable as a critical audit matter due to the management judgments required in assessing if, and to what degree, the coverage provided by applicable insurance policies would cover the types of costs included in the insurance claims submitted. Also, we identified the contingency accrual related to the civil litigation as a critical audit matter due to the management judgments required in assessing the probability and reasonable estimation of the potential liability related to the civil litigation. Auditing the probability of recovery of the insurance receivable and the contingency accrual related to the civil litigation required subjective auditor judgment and extensive audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the probability of recovery of the insurance receivable for the costs related to the Aliso Canyon natural gas storage facility gas leak included the following, among others:
▪We tested the effectiveness of management’s internal controls over the costs included in the related insurance receivable and the evaluation of the recoverability of this insurance receivable.
▪With the assistance of an insurance specialist, we evaluated management’s judgments related to the determination of the recoverability of the insurance receivable by:
◦Evaluating the coverage provided by applicable insurance policies and evaluating the potential coverage available under such policies based on the nature of the underlying costs.
◦Evaluating the probability of recovery of the insurance receivable by obtaining correspondence between Sempra Energy and the applicable insurers.
◦Evaluating the probability of recovery of the insurance receivable through inquiries with management and with external legal counsel of Sempra Energy and we evaluated whether the information provided was consistent with our other procedures.
◦Searching external sources for and considering any contradictory evidence to Sempra Energy’s accounting assessment of probability of recoverability of the insurance receivable.
Our audit procedures related to civil litigation matters included the following, among others:
▪We tested the effectiveness of management’s internal controls over (1) Sempra Energy’s determination of whether a loss was probable and reasonably estimable and (2) the financial statement disclosures related to the gas leak.
▪We evaluated management’s judgments related to (1) whether a loss was probable and reasonably estimable and (2) whether additional losses are reasonably possible by inquiring of management and legal counsel of Sempra Energy regarding the amounts of probable and reasonably estimable losses.
▪We read a settlement offer and external information for any evidence that might contradict management’s assertions.
▪We read legal letters from external and internal legal counsel of Sempra Energy regarding information from settlement discussions and we evaluated whether the information therein was consistent with the information obtained in our procedures.
▪We evaluated whether Sempra Energy’s disclosures were appropriate and consistent with the information obtained in our procedures.
Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 1 of the Notes to Consolidated Financial Statements
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation and the uncertainty of future decisions by the Commissions included the following, among others:

▪We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
▪We read relevant regulatory orders issued by the Commissions for Sempra Energy and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
▪We evaluated Sempra Energy’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2021

We have served as Sempra Energy’s auditor since 1935.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors of San Diego Gas & Electric Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of San Diego Gas & Electric Company (“SDG&E”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SDG&E as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SDG&E’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on SDG&E’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 1 of the Notes to Consolidated Financial Statements
Critical Audit Matter Description
SDG&E is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of electric and gas transmission and distribution companies in those jurisdictions. Management has determined it meets the requirements under U.S. GAAP to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; depreciation expense; and taxes.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation and the uncertainty of future decisions by the Commissions included the following, among others:
▪We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
▪We read relevant regulatory orders issued by the Commissions for SDG&E and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.
▪We evaluated SDG&E’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2021

We have served as SDG&E’s auditor since 1935.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Southern California Gas Company:
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southern California Gas Company (“SoCalGas”) as of December 31, 2020 and 2019, the related statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SoCalGas as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), SoCalGas’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on SoCalGas’ internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Insurance Receivable and Legal Contingencies Related to Aliso Canyon Gas Leak - Refer to Note 16 of the Notes to Financial Statements
Critical Audit Matter Description
SoCalGas has an insurance receivable of $445 million as of December 31, 2020 related to certain costs arising from the Aliso Canyon natural gas storage facility gas leak. SoCalGas has determined that the insurance receivable is probable of recovery based on the nature of the insurance claims, the costs incurred, and the coverage provided by applicable insurance policies.
Additionally, SoCalGas is named in various lawsuits related to the gas leak and the liabilities could be material. SoCalGas’ accrual for civil litigation matters associated with the gas leak, inclusive of estimated legal costs, is included within its $451 million Reserve for Aliso Canyon Costs as of December 31, 2020.
We identified the recoverability of the insurance receivable as a critical audit matter due to the management judgments required in assessing if, and to what degree, the coverage provided by applicable insurance policies would cover the types of costs included in the insurance claims submitted. Also, we identified the contingency accrual related to the civil litigation as a critical audit matter due to the management judgments required in assessing the probability and reasonable estimation of the potential liability related to the civil litigation. Auditing the probability of recovery of the insurance receivable and the contingency accrual related to the civil litigation required subjective auditor judgment and extensive audit effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the probability of recovery of the insurance receivable for the costs related to the Aliso Canyon natural gas storage facility gas leak included the following, among others:
▪We tested the effectiveness of management’s internal controls over the costs included in the related insurance receivable and the evaluation of the recoverability of this insurance receivable.
▪With the assistance of an insurance specialist, we evaluated management’s judgments related to the determination of the recoverability of the insurance receivable by:
◦Evaluating the coverage provided by applicable insurance policies and evaluating the potential coverage available under such policies based on the nature of the underlying costs.
◦Evaluating the probability of recovery of the insurance receivable by obtaining correspondence between SoCalGas and the applicable insurers.
◦Evaluating the probability of recovery of the insurance receivable through inquiries with management and with external legal counsel of SoCalGas and we evaluated whether the information provided was consistent with our other procedures.
◦Searching external sources for and considering any contradictory evidence to SoCalGas’ accounting assessment of probability of recoverability of the insurance receivable.
Our audit procedures related to civil litigation matters included the following, among others:
▪We tested the effectiveness of management’s internal controls over (1) SoCalGas’ determination of whether a loss was probable and reasonably estimable and (2) the financial statement disclosures related to the gas leak.
▪We evaluated management’s judgments related to (1) whether a loss was probable and reasonably estimable and (2) whether additional losses are reasonably possible by inquiring of management and legal counsel of Sempra Energy and SoCalGas regarding the amounts of probable and reasonably estimable losses.
▪We read a settlement offer and external information for any evidence that might contradict management’s assertions.
▪We read legal letters from external and internal legal counsel of Sempra Energy regarding information from settlement discussions and we evaluated whether the information therein was consistent with the information obtained in our procedures.
▪We evaluated whether SoCalGas’ disclosures were appropriate and consistent with the information obtained in our procedures.
Regulatory Accounting - Impact of Rate Regulation on the Financial Statements - Refer to Note 1 of the Notes to Financial Statements
Critical Audit Matter Description
SoCalGas is subject to rate regulation by regulators and commissions in various jurisdictions (collectively, the “Commissions”) that have jurisdiction with respect to the rates of gas transmission and distribution companies in those jurisdictions. Management has determined it meets the requirements under U.S. GAAP to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; depreciation expense; and taxes.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the application of specialized rules to account for the effects of cost-based rate regulation and the uncertainty of future decisions by the Commissions included the following, among others:
▪We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
▪We read relevant regulatory orders issued by the Commissions for SoCalGas and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness.

▪We evaluated SoCalGas’ disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
February 25, 2021

We have served as SoCalGas’ auditor since 1937.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2020	2019	2018
REVENUES
Utilities	$10,025	$9,448	$8,539
Energy-related businesses	1,345	1,381	1,563
Total revenues	11,370	10,829	10,102

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(925)	(1,139)	(1,208)
Cost of electric fuel and purchased power	(1,187)	(1,188)	(1,358)
Energy-related businesses cost of sales	(276)	(344)	(357)
Operation and maintenance	(3,940)	(3,466)	(3,150)
Aliso Canyon litigation and regulatory matters	(307)	—	—
Depreciation and amortization	(1,666)	(1,569)	(1,491)
Franchise fees and other taxes	(543)	(496)	(472)
Impairment losses	(1)	(43)	(1,122)
(Loss) gain on sale of assets	(3)	63	513
Other (expense) income, net	(48)	77	58
Interest income	96	87	85
Interest expense	(1,081)	(1,077)	(886)
Income from continuing operations before income taxes and equity earnings	1,489	1,734	714
Income tax (expense) benefit	(249)	(315)	49
Equity earnings	1,015	580	175
Income from continuing operations, net of income tax	2,255	1,999	938
Income from discontinued operations, net of income tax	1,850	363	188
Net income	4,105	2,362	1,126
Earnings attributable to noncontrolling interests	(172)	(164)	(76)
Preferred dividends	(168)	(142)	(125)
Preferred dividends of subsidiary	(1)	(1)	(1)
Earnings attributable to common shares	$3,764	$2,055	$924

Basic EPS:
Earnings from continuing operations	$6.61	$6.22	$2.86
Earnings from discontinued operations	$6.32	$1.18	$0.59
Earnings	$12.93	$7.40	$3.45
Weighted-average common shares outstanding	291,077	277,904	268,072

Diluted EPS:
Earnings from continuing operations	$6.58	$6.13	$2.84
Earnings from discontinued operations	$6.30	$1.16	$0.58
Earnings	$12.88	$7.29	$3.42
Weighted-average common shares outstanding	292,252	282,033	269,852
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2020, 2019 and 2018
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
2020:
Net income	$5,368	$(1,435)	$3,933	$172	$4,105
Other comprehensive income (loss):
Foreign currency translation adjustments	547	—	547	(12)	535
Financial instruments	(146)	33	(113)	(12)	(125)
Pension and other postretirement benefits	11	1	12	—	12
Total other comprehensive income (loss)	412	34	446	(24)	422
Comprehensive income	5,780	(1,401)	4,379	148	4,527
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$5,779	$(1,401)	$4,378	$148	$4,526
2019:
Net income	$2,585	$(387)	$2,198	$164	$2,362
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	—	(43)	3	(40)
Financial instruments	(161)	53	(108)	(10)	(118)
Pension and other postretirement benefits	25	(7)	18	—	18
Total other comprehensive loss	(179)	46	(133)	(7)	(140)
Comprehensive income	2,406	(341)	2,065	157	2,222
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$2,405	$(341)	$2,064	$157	$2,221
2018:
Net income	$1,146	$(96)	$1,050	$76	$1,126
Other comprehensive income (loss):
Foreign currency translation adjustments	(144)	—	(144)	(11)	(155)
Financial instruments	64	(21)	43	13	56
Pension and other postretirement benefits	(38)	4	(34)	—	(34)
Total other comprehensive (loss) income	(118)	(17)	(135)	2	(133)
Comprehensive income	1,028	(113)	915	78	993
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,027	$(113)	$914	$78	$992
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$960	$108
Restricted cash	22	31
Accounts receivable – trade, net	1,578	1,261
Accounts receivable – other, net	403	455
Due from unconsolidated affiliates	20	32
Income taxes receivable	113	112
Inventories	308	277
Regulatory assets	190	222
Greenhouse gas allowances	553	72
Assets held for sale in discontinued operations	—	445
Other current assets	364	324
Total current assets	4,511	3,339

Other assets:
Restricted cash	3	3
Due from unconsolidated affiliates	780	742
Regulatory assets	1,822	1,930
Nuclear decommissioning trusts	1,019	1,082
Investment in Oncor Holdings	12,440	11,519
Other investments	1,388	2,103
Goodwill	1,602	1,602
Other intangible assets	202	213
Dedicated assets in support of certain benefit plans	512	488
Insurance receivable for Aliso Canyon costs	445	339
Deferred income taxes	136	155
Greenhouse gas allowances	101	470
Right-of-use assets – operating leases	543	591
Wildfire fund	363	392
Assets held for sale in discontinued operations	—	3,513
Other long-term assets	753	732
Total other assets	22,109	25,874

Property, plant and equipment:
Property, plant and equipment	53,928	49,329
Less accumulated depreciation and amortization	(13,925)	(12,877)
Property, plant and equipment, net	40,003	36,452
Total assets	$66,623	$65,665
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$885	$3,505
Accounts payable – trade	1,359	1,234
Accounts payable – other	154	179
Due to unconsolidated affiliates	45	5
Dividends and interest payable	551	515
Accrued compensation and benefits	446	476
Regulatory liabilities	140	319
Current portion of long-term debt and finance leases	1,540	1,526
Reserve for Aliso Canyon costs	150	9
Greenhouse gas obligations	553	72
Liabilities held for sale in discontinued operations	—	444
Other current liabilities	1,016	866
Total current liabilities	6,839	9,150

Long-term debt and finance leases	21,781	20,785

Deferred credits and other liabilities:
Due to unconsolidated affiliates	234	195
Pension and other postretirement benefit plan obligations, net of plan assets	1,059	1,067
Deferred income taxes	2,871	2,577
Regulatory liabilities	3,372	3,741
Reserve for Aliso Canyon costs	301	7
Asset retirement obligations	3,113	2,923
Greenhouse gas obligations	—	301
Liabilities held for sale in discontinued operations	—	1,052
Deferred credits and other	2,119	2,062
Total deferred credits and other liabilities	13,069	13,925

Commitments and contingencies (Note 16)

Equity:
Preferred stock (50 million shares authorized):
Mandatory convertible preferred stock, series A (17.25 million shares outstanding)	1,693	1,693
Mandatory convertible preferred stock, series B (5.75 million shares outstanding)	565	565
Preferred stock, series C (0.9 million shares outstanding)	889	—
Common stock (750 million shares authorized; 288 million and 292 million shares outstanding at December 31, 2020 and 2019, respectively; no par value)	7,053	7,480
Retained earnings	13,673	11,130
Accumulated other comprehensive income (loss)	(500)	(939)
Total Sempra Energy shareholders’ equity	23,373	19,929
Preferred stock of subsidiary	20	20
Other noncontrolling interests	1,541	1,856
Total equity	24,934	21,805
Total liabilities and equity	$66,623	$65,665
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,105	$2,362	$1,126
Less: Income from discontinued operations, net of income tax	(1,850)	(363)	(188)
Income from continuing operations, net of income tax	2,255	1,999	938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,666	1,569	1,491
Deferred income taxes and investment tax credits	159	189	(242)
Impairment losses	1	43	1,122
Loss (gain) on sale of assets	3	(63)	(513)
Equity earnings	(1,015)	(580)	(175)
Foreign currency transaction losses (gains), net	25	(21)	6
Share-based compensation expense	71	75	83
Other	132	47	106
Net change in other working capital components:
Accounts receivable	(315)	(91)	(145)
Income taxes receivable/payable, net	(94)	(166)	88
Inventories	(35)	(22)	32
Other current assets	38	(88)	(79)
Accounts payable	73	12	96
Regulatory balancing accounts	(231)	13	263
Reserve for Aliso Canyon costs	141	(144)	56
Other current liabilities	(127)	(99)	52
Intercompany activities with discontinued operations, net	—	378	70
Distributions from investments	651	247	202
Insurance receivable for Aliso Canyon costs	(106)	122	(43)
Wildfire fund, current and noncurrent	—	(323)	—
Reserve for Aliso Canyon costs, noncurrent	294	—	—
Changes in other noncurrent assets and liabilities, net	56	(399)	(188)
Net cash provided by continuing operations	3,642	2,698	3,220
Net cash (used in) provided by discontinued operations	(1,051)	390	296
Net cash provided by operating activities	2,591	3,088	3,516

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(4,676)	(3,708)	(3,544)
Expenditures for investments and acquisitions	(652)	(1,797)	(10,168)
Proceeds from sale of assets	19	899	1,580
Distributions from investments	761	9	10
Purchases of nuclear decommissioning trust assets	(1,439)	(914)	(890)
Proceeds from sales of nuclear decommissioning trust assets	1,439	914	890
Advances to unconsolidated affiliates	(92)	(16)	(95)
Repayments of advances to unconsolidated affiliates	7	3	3
Intercompany activities with discontinued operations, net	—	8	(22)
Other	15	21	31
Net cash used in continuing operations	(4,618)	(4,581)	(12,205)
Net cash provided by (used in) discontinued operations	5,171	(12)	(265)
Net cash provided by (used in) investing activities	553	(4,593)	(12,470)
See Notes to Consolidated Financial Statements

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(1,174)	(993)	(877)
Preferred dividends paid	(157)	(142)	(89)
Issuances of preferred stock, net	891	—	2,258
Issuances of common stock, net	11	1,830	2,272
Repurchases of common stock	(566)	(26)	(21)
Issuances of debt (maturities greater than 90 days)	6,051	4,296	8,927
Payments on debt (maturities greater than 90 days) and finance leases	(5,864)	(3,667)	(3,342)
(Decrease) increase in short-term debt, net	(1,759)	656	(84)
Advances from unconsolidated affiliates	64	155	—
Proceeds from sale of noncontrolling interests, net	26	5	90
Purchases of noncontrolling interests	(248)	(30)	(7)
Contributions from (distributions to) noncontrolling interests, net	1	98	(26)
Intercompany activities with discontinued operations, net	—	(266)	(109)
Other	(50)	(49)	(117)
Net cash (used in) provided by continuing operations	(2,774)	1,867	8,875
Net cash provided by (used in) discontinued operations	401	(392)	(25)
Net cash (used in) provided by financing activities	(2,373)	1,475	8,850

Effect of exchange rate changes in continuing operations	—	—	(2)
Effect of exchange rate changes in discontinued operations	(3)	1	(12)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	1	(14)

Increase (decrease) in cash, cash equivalents and restricted cash, including discontinued operations	768	(29)	(118)
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	217	246	364
Cash, cash equivalents and restricted cash, including discontinued operations, December 31	$985	$217	$246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$1,046	$1,051	$773
Income tax payments, including discontinued operations, net of refunds	1,385	360	174

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Acquisitions:
Assets acquired	$—	$—	$9,670
Liabilities assumed	—	—	(102)
Cash paid	$—	$—	$9,568

Accrued interest receivable from unconsolidated affiliate	$—	$55	$62
Accrued capital expenditures	535	515	425
Accrued commercial paper proceeds	—	67	—
Increase in finance lease obligations for investment in property, plant and equipment	77	38	556
Increase in ARO for investment in PP&E	142	36	78
Equitization of long-term debt for deficit held by NCI	22	—	—
Contribution to Cameron LNG JV	50	—	—
Distribution from Cameron LNG JV	50	—	—
Preferred dividends declared but not paid	47	36	36
Common dividends issued in stock	22	55	54
Common dividends declared but not paid	301	283	245
See Notes to Consolidated Financial Statements

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Years ended December 31, 2020, 2019 and 2018
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
Balance at December 31, 2017	$—	$3,149	$10,147	$(626)	$12,670	$2,470	$15,140
Adoption of ASU 2017-12			2	(3)	(1)		(1)
Adjusted balance as of December 31, 2017	—	3,149	10,149	(629)	12,669	2,470	15,139

Net income			1,050		1,050	76	1,126
Other comprehensive (loss) income				(135)	(135)	2	(133)

Share-based compensation expense		83			83		83
Dividends declared:
Series A preferred stock ($6.10/share)			(105)		(105)		(105)
Series B preferred stock ($3.41/share)			(20)		(20)		(20)
Common stock ($3.58/share)			(969)		(969)		(969)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of series A preferred stock	1,693				1,693		1,693
Issuance of series B preferred stock	565				565		565
Issuances of common stock		2,326			2,326		2,326
Repurchases of common stock		(21)			(21)		(21)
Noncontrolling interest activities:
Contributions						66	66
Distributions						(110)	(110)
Purchases		(1)			(1)	(7)	(8)
Sales, net of offering costs		4			4	86	90
Acquisition						13	13
Deconsolidations						(486)	(486)
Balance at December 31, 2018	2,258	5,540	10,104	(764)	17,138	2,110	19,248
Adoption of ASU 2016-02			17		17		17
Adoption of ASU 2018-02			40	(42)	(2)		(2)
Adjusted balance as of December 31, 2018	2,258	5,540	10,161	(806)	17,153	2,110	19,263

Net income			2,198		2,198	164	2,362
Other comprehensive loss				(133)	(133)	(7)	(140)

Share-based compensation expense		75			75		75
Dividends declared:
Series A preferred stock ($6.00/share)			(103)		(103)		(103)
Series B preferred stock ($6.75/share)			(39)		(39)		(39)
Common stock ($3.87/share)			(1,086)		(1,086)		(1,086)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		1,885			1,885		1,885
Repurchases of common stock		(26)			(26)		(26)
Noncontrolling interest activities:
Contributions						175	175
Distributions		5			5	(103)	(98)
Purchases		(3)			(3)	(27)	(30)
Sale		4			4	1	5
Acquisition						3	3
Deconsolidations						(440)	(440)
Balance at December 31, 2019	2,258	7,480	11,130	(939)	19,929	1,876	21,805
See Notes to Consolidated Financial Statements.

SEMPRA ENERGY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(Dollars in millions)
	Years ended December 31, 2020, 2019 and 2018
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
Balance at December 31, 2019	2,258	7,480	11,130	(939)	19,929	1,876	21,805
Adoption of ASU 2016-13			(7)		(7)	(2)	(9)
Adjusted balance as of December 31, 2019	2,258	7,480	11,123	(939)	19,922	1,874	21,796

Net income			3,933		3,933	172	4,105
Other comprehensive income (loss)				446	446	(24)	422

Share-based compensation expense		71			71		71
Dividends declared:
Series A preferred stock ($6.00/share)			(104)		(104)		(104)
Series B preferred stock ($6.75/share)			(39)		(39)		(39)
Series C preferred stock ($27.90/share)			(25)		(25)		(25)
Common stock ($4.18/share)			(1,214)		(1,214)		(1,214)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of series C preferred stock	889				889		889
Issuances of common stock		33			33		33
Repurchases of common stock		(566)			(566)		(566)
Noncontrolling interest activities:
Contributions						1	1
Distributions						(1)	(1)
Purchases		34		(7)	27	(275)	(248)
Sale		1			1	27	28
Acquisition						1	1
Equitization of long-term debt for deficit held by NCI						22	22
Deconsolidation						(236)	(236)
Balance at December 31, 2020	$3,147	$7,053	$13,673	$(500)	$23,373	$1,561	$24,934
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Operating revenues
Electric	$4,619	$4,267	$4,003
Natural gas	694	658	565
Total operating revenues	5,313	4,925	4,568
Operating expenses
Cost of electric fuel and purchased power	1,191	1,194	1,370
Cost of natural gas	162	176	152
Operation and maintenance	1,455	1,181	1,058
Depreciation and amortization	801	760	688
Franchise fees and other taxes	331	301	290
Total operating expenses	3,940	3,612	3,558
Operating income	1,373	1,313	1,010
Other income, net	52	39	56
Interest income	2	4	4
Interest expense	(413)	(411)	(221)
Income before income taxes	1,014	945	849
Income tax expense	(190)	(171)	(173)
Net income	824	774	676
Earnings attributable to noncontrolling interest	—	(7)	(7)
Earnings attributable to common shares	$824	$767	$669
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2020, 2019 and 2018
	SDG&E shareholder's equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interest (after tax)	Total
2020:
Net income	$1,014	$(190)	$824	$—	$824
Other comprehensive income (loss):
Pension and other postretirement benefits	8	(2)	6	—	6
Total other comprehensive income	8	(2)	6	—	6
Comprehensive income	$1,022	$(192)	$830	$—	$830
2019:
Net income	$938	$(171)	$767	$7	$774
Other comprehensive income (loss):
Financial instruments	—	—	—	2	2
Pension and other postretirement benefits	(6)	2	(4)	—	(4)
Total other comprehensive (loss) income	(6)	2	(4)	2	(2)
Comprehensive income	$932	$(169)	$763	$9	$772
2018:
Net income	$842	$(173)	$669	$7	$676
Other comprehensive income (loss):
Financial instruments	—	—	—	8	8
Pension and other postretirement benefits	(2)	—	(2)	—	(2)
Total other comprehensive (loss) income	(2)	—	(2)	8	6
Comprehensive income	$840	$(173)	$667	$15	$682
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$262	$10
Accounts receivable – trade, net	573	398
Accounts receivable – other, net	143	119
Income taxes receivable, net	—	128
Inventories	104	94
Prepaid expenses	153	120
Regulatory assets	174	209
Fixed-price contracts and other derivatives	56	43
Greenhouse gas allowances	113	13
Other current assets	22	24
Total current assets	1,600	1,158

Other assets:
Regulatory assets	534	440
Nuclear decommissioning trusts	1,019	1,082
Greenhouse gas allowances	83	189
Right-of-use assets – operating leases	102	130
Wildfire fund	363	392
Other long-term assets	189	202
Total other assets	2,290	2,435

Property, plant and equipment:
Property, plant and equipment	24,436	22,504
Less accumulated depreciation and amortization	(6,015)	(5,537)
Property, plant and equipment, net	18,421	16,967
Total assets	$22,311	$20,560
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$80
Accounts payable	553	496
Due to unconsolidated affiliates	64	53
Interest payable	46	43
Accrued compensation and benefits	135	138
Accrued franchise fees	56	53
Regulatory liabilities	61	76
Current portion of long-term debt and finance leases	611	56
Customer deposits	56	74
Greenhouse gas obligations	113	13
Asset retirement obligations	117	95
Other current liabilities	199	133
Total current liabilities	2,011	1,310

Long-term debt and finance leases	6,866	6,306

Deferred credits and other liabilities:
Pension obligation, net of plan assets	92	153
Deferred income taxes	2,019	1,848
Deferred investment tax credits	13	14
Regulatory liabilities	2,195	2,319
Asset retirement obligations	759	771
Greenhouse gas obligations	—	62
Deferred credits and other	626	677
Total deferred credits and other liabilities	5,704	5,844

Commitments and contingencies (Note 16)

Shareholder’s Equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	6,080	5,456
Accumulated other comprehensive income (loss)	(10)	(16)
Total shareholder’s equity	7,730	7,100
Total liabilities and shareholder’s equity	$22,311	$20,560
See Notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$824	$774	$676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	801	760	688
Deferred income taxes and investment tax credits	35	105	39
Other	27	13	(17)
Net change in other working capital components:
Accounts receivable	(134)	(15)	30
Due to/from affiliates, net	11	(8)	(2)
Income taxes receivable/payable, net	129	(126)	23
Inventories	(10)	4	3
Other current assets	4	(19)	(6)
Accounts payable	31	32	(1)
Regulatory balancing accounts	(71)	(101)	138
Other current liabilities	(100)	4	4
Wildfire fund, current and noncurrent	—	(323)	—
Changes in other noncurrent assets and liabilities, net	(158)	(10)	9
Net cash provided by operating activities	1,389	1,090	1,584

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,942)	(1,522)	(1,542)
Decrease in cash from deconsolidation of Otay Mesa VIE	—	(8)	—
Purchases of nuclear decommissioning trust assets	(1,439)	(914)	(890)
Proceeds from sales of nuclear decommissioning trust assets	1,439	914	890
Other	8	8	—
Net cash used in investing activities	(1,934)	(1,522)	(1,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(200)	—	(250)
Equity contribution from Sempra Energy	—	322	—
Issuances of debt (maturities greater than 90 days)	1,598	400	618
Payments on debt (maturities greater than 90 days) and finance leases	(510)	(274)	(492)
(Decrease) increase in short-term debt, net	(80)	(211)	38
Contributions from noncontrolling interest, net	—	172	57
Debt issuance costs	(11)	(4)	(5)
Net cash provided by (used in) financing activities	797	405	(34)

Increase (decrease) in cash, cash equivalents and restricted cash	252	(27)	8
Cash, cash equivalents and restricted cash, January 1	10	37	29
Cash, cash equivalents and restricted cash, December 31	$262	$10	$37

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$404	$405	$214
Income tax payments, net of refunds	25	191	112

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$199	$174	$159
Increase in finance lease obligations for investment in property, plant and equipment	30	16	550
Increase (decrease) in ARO for investment in PP&E	31	(1)	35
See Notes to Consolidated Financial Statements

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Years ended December 31, 2020, 2019 and 2018
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	SDG&E shareholder's equity	Noncontrolling interest	Total equity
Balance at December 31, 2017	$1,338	$4,268	$(8)	$5,598	$28	$5,626

Net income		669		669	7	676
Other comprehensive (loss) income			(2)	(2)	8	6

Common stock dividends declared ($2.14/share)		(250)		(250)		(250)
Noncontrolling interest activities:
Contributions					65	65
Distributions					(8)	(8)
Balance at December 31, 2018	1,338	4,687	(10)	6,015	100	6,115
Adoption of ASU 2018-02		2	(2)	—		—
Adjusted balance at December 31, 2018	1,338	4,689	(12)	6,015	100	6,115

Net income		767		767	7	774
Other comprehensive (loss) income			(4)	(4)	2	(2)

Equity contribution from Sempra Energy	322			322		322
Noncontrolling interest activities:
Contributions					175	175
Distributions					(3)	(3)
Deconsolidation					(281)	(281)
Balance at December 31, 2019	1,660	5,456	(16)	7,100	—	7,100

Net income		824		824	—	824
Other comprehensive income			6	6	—	6

Common stock dividends declared ($1.72/share)		(200)		(200)		(200)
Balance at December 31, 2020	$1,660	$6,080	$(10)	$7,730	$—	$7,730
See Notes to Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Operating revenues	$4,748	$4,525	$3,962
Operating expenses
Cost of natural gas	783	977	1,048
Operation and maintenance	2,029	1,780	1,613
Aliso Canyon litigation and regulatory matters	307	—	—
Depreciation and amortization	654	602	556
Franchise fees and other taxes	190	173	154
Impairment losses	—	37	—
Total operating expenses	3,963	3,569	3,371
Operating income	785	956	591
Other (expense) income, net	(28)	(55)	15
Interest income	2	2	2
Interest expense	(158)	(141)	(115)
Income before income taxes	601	762	493
Income tax expense	(96)	(120)	(92)
Net income	505	642	401
Preferred dividends	(1)	(1)	(1)
Earnings attributable to common shares	$504	$641	$400
See Notes to Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2020, 2019 and 2018
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount
2020:
Net income	$601	$(96)	$505
Other comprehensive income (loss):
Pension and other postretirement benefits	(12)	4	(8)
Total other comprehensive loss	(12)	4	(8)
Comprehensive income	$589	$(92)	$497
2019:
Net income	$762	$(120)	$642
Other comprehensive income (loss):
Financial instruments	1	—	1
Pension and other postretirement benefits	1	(1)	—
Total other comprehensive income	2	(1)	1
Comprehensive income	$764	$(121)	$643
2018:
Net income	$493	$(92)	$401
Other comprehensive income (loss):
Financial instruments	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$494	$(92)	$402
See Notes to Financial Statements

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS
(Dollars in millions)
	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4	$10
Accounts receivable – trade, net	786	710
Accounts receivable – other, net	64	87
Due from unconsolidated affiliates	22	11
Income taxes receivable, net	—	161
Inventories	153	136
Regulatory assets	16	7
Greenhouse gas allowances	390	52
Other current assets	47	44
Total current assets	1,482	1,218

Other assets:
Regulatory assets	1,208	1,407
Insurance receivable for Aliso Canyon costs	445	339
Greenhouse gas allowances	9	248
Right-of-use assets – operating leases	74	94
Other long-term assets	499	447
Total other assets	2,235	2,535

Property, plant and equipment:
Property, plant and equipment	21,180	19,362
Less accumulated depreciation and amortization	(6,437)	(6,038)
Property, plant and equipment, net	14,743	13,324
Total assets	$18,460	$17,077
See Notes to Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$113	$630
Accounts payable – trade	600	545
Accounts payable – other	122	110
Due to unconsolidated affiliates	31	47
Accrued compensation and benefits	189	182
Regulatory liabilities	79	243
Current portion of long-term debt and finance leases	10	6
Customer deposits	48	71
Reserve for Aliso Canyon costs	150	9
Greenhouse gas obligations	390	52
Asset retirement obligations	59	65
Other current liabilities	291	222
Total current liabilities	2,082	2,182

Long-term debt and finance leases	4,763	3,788

Deferred credits and other liabilities:
Pension obligation, net of plan assets	853	785
Deferred income taxes	1,406	1,403
Deferred investment tax credits	8	7
Regulatory liabilities	1,177	1,422
Reserve for Aliso Canyon costs	301	7
Asset retirement obligations	2,309	2,112
Greenhouse gas obligations	—	208
Deferred credits and other	417	415
Total deferred credits and other liabilities	6,471	6,359

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	866	866
Retained earnings	4,287	3,883
Accumulated other comprehensive income (loss)	(31)	(23)
Total shareholders’ equity	5,144	4,748
Total liabilities and shareholders’ equity	$18,460	$17,077
See Notes to Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$505	$642	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	654	602	556
Deferred income taxes and investment tax credits	(112)	88	78
Impairment losses	—	37	—
Other	59	(5)	(7)
Net change in working capital components:
Accounts receivable	(101)	(73)	(87)
Due to/from affiliates, net	(27)	(1)	(10)
Income taxes receivable/payable, net	189	(156)	14
Inventories	(19)	1	(2)
Other current assets	(12)	(9)	11
Accounts payable	64	(7)	71
Regulatory balancing accounts	(160)	114	125
Reserve for Aliso Canyon costs	141	(144)	56
Other current liabilities	(21)	(21)	(6)
Insurance receivable for Aliso Canyon costs	(106)	122	(43)
Reserve for Aliso Canyon costs, noncurrent	294	—	—
Changes in other noncurrent assets and liabilities, net	178	(322)	(144)
Net cash provided by operating activities	1,526	868	1,013

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,843)	(1,439)	(1,538)
Other	—	1	7
Net cash used in investing activities	(1,843)	(1,438)	(1,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(100)	(150)	(50)
Preferred dividends paid	(1)	(1)	(1)
Issuances of debt (maturities greater than 90 days)	949	349	949
Payments on debt (maturities greater than 90 days) and finance leases	(12)	(6)	(500)
(Decrease) increase in short-term debt, net	(517)	374	140
Debt issuance costs	(8)	(4)	(10)
Net cash provided by financing activities	311	562	528

(Decrease) increase in cash and cash equivalents	(6)	(8)	10
Cash and cash equivalents, January 1	10	18	8
Cash and cash equivalents, December 31	$4	$10	$18

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$146	$126	$105
Income tax payments, net of refunds	19	188	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$208	$205	$191
Increase in finance lease obligations for investment in property, plant and equipment	47	22	6
Increase in ARO for investment in PP&E	107	35	35
See Notes to Financial Statements

SOUTHERN CALIFORNIA GAS COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Years ended December 31, 2020, 2019 and 2018
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2017	$22	$866	$3,040	$(21)	$3,907

Net income			401		401
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($0.55/share)			(50)		(50)
Balance at December 31, 2018	22	866	3,390	(20)	4,258
Adoption of ASU 2018-02			2	(4)	(2)
Adjusted balance as of December 31, 2018	22	866	3,392	(24)	4,256

Net income			642		642
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($1.64/share)			(150)		(150)
Balance at December 31, 2019	22	866	3,883	(23)	4,748

Net income			505		505
Other comprehensive loss				(8)	(8)

Dividends declared:
Preferred stock ($1.50/share)			(1)		(1)
Common stock ($1.10/share)			(100)		(100)
Balance at December 31, 2020	$22	$866	$4,287	$(31)	$5,144
See Notes to Financial Statements

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES AND OTHER FINANCIAL DATA

PRINCIPLES OF CONSOLIDATION
Sempra Energy
Sempra Energy’s Consolidated Financial Statements include the accounts of Sempra Energy, a California-based energy-services holding company, and its consolidated subsidiaries and VIEs. Sempra Global is the holding company for our subsidiaries that are not subject to California or Texas utility regulation. Sempra Energy’s businesses were managed within six separate reportable segments until April 2019 and five separate reportable segments thereafter, which we discuss in Note 17. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
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
BASIS OF PRESENTATION
This is a combined report of Sempra Energy, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. References in this report to “we,” “our,” “us” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, unless otherwise indicated by the context. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each reporting entity.
Throughout these Notes, we refer to the following as Consolidated Financial Statements and Notes to Consolidated Financial Statements when discussed together or collectively:
▪the Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;
▪the Consolidated Financial Statements and related Notes of SDG&E and its VIE (until deconsolidation of the VIE in August 2019); and
▪the Financial Statements and related Notes of SoCalGas.
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
Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses based on our strategic focus on North America. We determined that these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with these businesses, met the held-for-sale criteria. These businesses are presented as discontinued operations, which we discuss further in Note 5. We completed the sales in the second quarter of 2020. Our discussions in the Notes below relate only to our continuing operations unless otherwise noted.
Subsequent Events

We evaluated events and transactions that occurred after December 31, 2020 through the date the financial statements were issued, and in the opinion of management, the accompanying statements reflect all adjustments and disclosures necessary for a fair presentation.

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
Determining probability of recovery of regulatory assets requires significant judgment by management and may include, but is not limited to, consideration of:
▪the nature of the event giving rise to the assessment
▪existing statutes and regulatory code
▪legal precedents
▪regulatory principles and analogous regulatory actions
▪testimony presented in regulatory hearings
▪regulatory orders
▪a commission-authorized mechanism established for the accumulation of costs
▪status of applications for rehearings or state court appeals
▪specific approval from a commission
▪historical experience
Sempra Mexico’s natural gas distribution utility, Ecogas, also applies U.S. GAAP for rate-regulated utilities to its operations, including the same evaluation of probability of recovery of regulatory assets described above.
We provide information concerning regulatory assets and liabilities in Note 4.
Our Sempra Texas Utilities segment is comprised of our equity method investments in Oncor Holdings, which, at December 31, 2020, owns an 80.25% interest in Oncor, and Sharyland Holdings, which owns 100% of Sharyland Utilities. Oncor and Sharyland Utilities are regulated electric transmission and distribution utilities in Texas and their rates are regulated by the PUCT and certain cities and are subject to regulatory rate-setting processes and annual earnings oversight. Oncor and Sharyland Utilities prepare their financial statements in accordance with the provisions of U.S. GAAP governing rate-regulated operations.
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

FAIR VALUE MEASUREMENTS
We measure certain assets and liabilities at fair value on a recurring basis, primarily NDT and benefit plan trust assets and derivatives. We also measure certain assets at fair value on a non-recurring basis in certain circumstances.
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
Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including:
▪quoted forward prices for commodities
▪time value
▪current market and contractual prices for the underlying instruments
▪volatility factors
▪other relevant economic measures
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
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant. Our Level 3 financial instruments consist of CRRs and fixed-price electricity positions at SDG&E and the Support Agreement at Sempra LNG.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase.
Restricted cash includes funds primarily denominated in Mexican pesos to pay for rights-of-way, license fees, permits, topographic surveys and other costs pursuant to trust and debt agreements related to pipeline projects at Sempra Mexico.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Consolidated Balance Sheets to the sum of such amounts reported on the Consolidated Statements of Cash Flows.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	At December 31,
	2020	2019
Sempra Energy Consolidated:
Cash and cash equivalents	$960	$108
Restricted cash, current	22	31
Restricted cash, noncurrent	3	3
Cash, cash equivalents and restricted cash in discontinued operations	—	75
Total cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows	$985	$217
In the Sempra Energy Consolidated Statement of Cash Flows for the year ended December 31, 2020, the ending cash, cash equivalents and restricted cash balance in discontinued operations of $4.6 billion is considered to be cash, cash equivalents and restricted cash for continuing operations following the sales of the South American businesses.

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
In connection with the COVID-19 pandemic, the California Utilities have implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for residential and small business customers, waiving late payment fees for business customers, and offering flexible payment plans to customers experiencing difficulty paying their electric or gas bills. As we discuss in Note 4, the CPUC authorized each of the California Utilities to track and request recovery of incremental costs, including uncollectible expenses, associated with complying with residential and small business customer protection measures implemented by the CPUC related to the COVID-19 pandemic.
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
The California Utilities have recorded increases in their allowances for expected credit losses as of December 31, 2020 primarily related to expected forgiveness of outstanding utility bill amounts, including increases due to the effect of the COVID-19 pandemic, for residential customers eligible under the AMP. Our businesses will continue to monitor macroeconomic factors and customer payment patterns when evaluating their allowances for credit losses in future reporting periods, which may increase significantly due to the effects of the COVID-19 pandemic or other factors.
We provide below allowances and changes in allowances for credit losses for trade and other accounts receivable, excluding allowances related to amounts due from unconsolidated affiliates and off-balance sheet arrangements, which we discuss separately below the table. The California Utilities record changes in the allowances for credit losses related to Accounts Receivable – Trade in regulatory accounts.

TRADE AND OTHER ACCOUNTS RECEIVABLE – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated:
Allowances for credit losses at January 1	$29	$21	$25
Incremental allowance upon adoption of ASU 2016-13	1	—	—
Provisions for expected credit losses	124	22	10
Write-offs	(16)	(14)	(14)
Allowances for credit losses at December 31(1)	$138	$29	$21
SDG&E:
Allowances for credit losses at January 1	$14	$11	$9
Provisions for expected credit losses	65	10	9
Write-offs	(10)	(7)	(7)
Allowances for credit losses at December 31(2)	$69	$14	$11
SoCalGas:
Allowances for credit losses at January 1	$15	$10	$16
Provisions for expected credit losses	59	12	1
Write-offs	(6)	(7)	(7)
Allowances for credit losses at December 31(3)	$68	$15	$10
(1)     Balances at December 31, 2020 and 2019 include $111 million and $7 million, respectively, in Accounts Receivable – Trade, Net and $27 million and $22 million, respectively, in Accounts Receivable – Other, Net.
(2)     Balances at December 31, 2020 and 2019 include $55 million and $4 million, respectively, in Accounts Receivable – Trade, Net and $14 million and $10 million, respectively, in Accounts Receivable – Other, Net.
(3)     Balances at December 31, 2020 and 2019 include $55 million and $3 million, respectively, in Accounts Receivable – Trade, Net and $13 million and $12 million, respectively, in Accounts Receivable – Other, Net.

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

AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
Sempra Energy Consolidated(1)
Allowances for credit losses at January 1, 2020	$—
Allowance established upon adoption of ASU 2016-13	6
Reduction to expected credit losses	(3)
Allowances for credit losses at December 31, 2020	$3
(1)    Balance at December 31, 2020 includes negligible amounts and $3 million in Due from Unconsolidated Affiliates – Current and Due from Unconsolidated Affiliates – Noncurrent, respectively.

As we discuss in Note 6, Sempra Energy has provided guarantees for the benefit of Cameron LNG JV related to its debt obligations for a maximum aggregate amount of $4.0 billion. We established a liability for credit losses of $6 million for this off-balance sheet arrangement upon adoption of ASU 2016-13 on January 1, 2020 and we subsequently reduced this liability by $4 million in the year ended December 31, 2020 through a reduction to credit loss expense, which is included in O&M on the Sempra Energy Consolidated Statement of Operations. At December 31, 2020, expected credit losses of $2 million are included in Other Current Liabilities on the Sempra Energy Consolidated Balance Sheet.
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

INVENTORIES
The California Utilities value natural gas inventory using the last-in first-out method. As inventories are sold, differences between the last-in first-out valuation and the estimated replacement cost are reflected in customer rates. These differences are generally temporary, but may become permanent if the natural gas inventory withdrawn from storage during the year is not replaced by year end. The California Utilities generally value materials and supplies at the lower of average cost or net realizable value.
Sempra Mexico and Sempra LNG value natural gas inventory and materials and supplies at the lower of average cost or net realizable value. Sempra Mexico and Sempra LNG value LNG inventory using the first-in first-out method.
The components of inventories are as follows:

INVENTORY BALANCES AT DECEMBER 31
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Sempra Energy Consolidated	$118	$110	$7	$9	$183	$158	$308	$277
SDG&E	—	1	—	—	104	93	104	94
SoCalGas	94	90	—	—	59	46	153	136

WILDFIRE FUND
In July 2019, the Wildfire Legislation was signed into law. The Wildfire Legislation addresses certain issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. Investor-owned gas distribution utilities such as SoCalGas are not covered by this legislation. The issues addressed include wildfire mitigation, cost recovery standards and requirements, a wildfire fund, a cap on liability, and the establishment of a wildfire safety board.
The Wildfire Legislation provided that SDG&E would not recover the ROE on its first $215 million of fire risk mitigation capital expenditures.
The Wildfire Legislation established a revised legal standard for the recovery of wildfire costs (Revised Prudent Manager Standard) and established a fund (the Wildfire Fund) designed to provide liquidity to SDG&E, PG&E and Edison to pay IOU wildfire-related claims in the event that the governmental agency responsible for determining causation determines the applicable IOU’s equipment caused the ignition of a wildfire, primary insurance coverage is exceeded and certain other conditions are satisfied. A primary purpose of the Wildfire Fund is to pool resources provided by shareholders and ratepayers of the IOUs and make those resources available to reimburse the IOUs for third-party wildfire claims incurred after July 12, 2019, the effective date of the Wildfire Legislation, subject to certain limitations.
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
If an IOU has maintained a valid annual safety certification, to the extent it is found to be imprudent, claims will be reimbursable by the IOU to the Wildfire Fund up to a cap based on the IOU’s rate base. The aggregate requirement to reimburse the Wildfire Fund over a trailing three calendar year period is capped at 20% of the equity portion of an IOU’s electric transmission and distribution rate base in the year of the prudency determination. Based on its 2020 rate base, the liability cap for SDG&E is approximately $950 million, which is adjusted annually. The liability cap will apply on a rolling three-year basis so long as future annual safety certifications are received and the Wildfire Fund has not been terminated, which could occur if funds are exhausted. Amounts in excess of the liability cap and amounts that are determined to be prudently incurred do not need to be reimbursed by an IOU to the Wildfire Fund. The Wildfire Fund does not have a specified term and coverage will continue until the assets of the

Wildfire Fund are exhausted and the Wildfire Fund is terminated, in which case, the remaining funds, if any, will be transferred to California’s general fund to be used for fire risk mitigation programs.
In June 2020, the CPUC approved SDG&E’s 2020 wildfire mitigation plan, which is effective until the CPUC approves a new plan. In addition, on September 14, 2020, SDG&E received its 2020 safety certification from the Wildfire Safety Division of the CPUC. The certificate is valid for 12 months from the issue date.
The Wildfire Fund has been initially funded up to $10.5 billion by a loan from the State of California Surplus Money Investment Fund. The loan is financed through a DWR bond, which was put in place on October 1, 2020 and is securitized through a dedicated surcharge on ratepayers’ bills attributable to the DWR. In October 2019, the CPUC adopted a decision authorizing a non-bypassable charge to be collected by the IOUs to support the anticipated DWR bond issuance authorized by AB 1054. The CPUC decision also determined that ratepayers of non-participating electrical corporations shall not pay the non-bypassable charge.
The Wildfire Fund has also been funded $7.5 billion from initial shareholder contributions from the IOUs (SDG&E’s share was $322.5 million, PG&E’s share was $4.8 billion and Edison’s share was $2.4 billion). The IOUs are also required to make annual shareholder contributions to the Wildfire Fund with an aggregate value of $3 billion over a 10-year period starting in 2019 (SDG&E’s share is $129 million, PG&E’s share is $1.9 billion and Edison’s share is $945 million). The contributions are not subject to rate recovery.
In a complaint filed in U.S. District Court for the Northern District of California in July 2019, plaintiffs seek to invalidate AB 1054 based on allegations that the legislation violates federal law. That court dismissed the complaint and the plaintiffs have petitioned the U.S. Court of Appeals for the Ninth Circuit to review the dismissal.
Wildfire Fund Asset and Obligation
In the third quarter of 2019, SDG&E recorded both a Wildfire Fund asset and a related obligation of $451.5 million for its commitment to make shareholder contributions to the Wildfire Fund, measured at present value as of July 25, 2019 (the date by which both Edison and SDG&E opted to contribute to the Wildfire Fund). SDG&E paid its initial shareholder contribution of $322.5 million to the Wildfire Fund in September 2019. SDG&E funded this contribution with proceeds from an equity contribution from Sempra Energy. Sempra Energy funded the equity contribution to SDG&E with proceeds from settling forward sale agreements through physical delivery of shares of Sempra Energy common stock in exchange for cash, which we discuss in Note 14. Edison paid its initial shareholder contribution in September 2019 and PG&E paid its initial shareholder contribution in July 2020 after receiving bankruptcy court approval to participate in the Wildfire Fund. SDG&E expects to make annual shareholder contributions of $12.9 million through December 31, 2028. SDG&E accretes the present value of the Wildfire Fund obligation until the liability is settled.
SDG&E is amortizing the Wildfire Fund asset on a straight-line basis over the estimated period of benefit, as adjusted for utilization by the IOUs. The estimated period of benefit of the Wildfire Fund asset is 15 years and is based on several assumptions, including, but not limited to:
•historical wildfire experience of each IOU in the State of California, including frequency and severity of the wildfires
•the value of property potentially damaged by wildfires
•the effectiveness of wildfire risk mitigation efforts by each IOU
•liability cap of each IOU
•IOU prudency determination levels
•FERC jurisdictional allocation levels
•insurance coverage levels
The use of different assumptions, or changes to the assumptions used, could have a significant impact on the estimated period of benefit of the Wildfire Fund asset. SDG&E periodically evaluates the estimated period of benefit of the Wildfire Fund asset based on actual experience and changes in these assumptions. SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. Wildfire claims that are recoverable from the Wildfire Fund, net of anticipated or actual reimbursement to the Wildfire Fund by the responsible IOU, would decrease the Wildfire Fund asset and remaining available coverage. Although California experienced some of the largest wildfires in its history in 2020 (measured by acres burned), including fires in each participating IOU’s service territory, SDG&E is not aware of any claims made by any participating IOU requiring a reduction of the Wildfire Fund asset as of December 31, 2020.

The following table summarizes the location of balances related to the Wildfire Fund on Sempra Energy’s and SDG&E’s Consolidated Balance Sheets and Consolidated Statements of Operations.

WILDFIRE FUND
(Dollars in millions)
		December 31,
	Location	2020	2019
Wildfire Fund asset:
Current	Other Current Assets(1)	$29	$29
Noncurrent	Wildfire Fund	363	392
Wildfire Fund obligation:
Current	Other Current Liabilities	$13	$13
Noncurrent	Deferred Credits and Other	75	86
		Years ended December 31,
		2020	2019
Amortization of Wildfire Fund asset	Operation and Maintenance	$29	$12
Accretion of Wildfire Fund obligation	Operation and Maintenance	2	1
(1)    Included in Prepaid Expenses for SDG&E.

INCOME TAXES
Income tax expense includes current and deferred income taxes. We record deferred income taxes for temporary differences between the book and the tax basis of assets and liabilities. Investment tax credits from prior years are amortized to income by the California Utilities over the estimated service lives of the properties as required by the CPUC.
Under the regulatory accounting treatment required for flow-through temporary differences, the California Utilities and Sempra Mexico recognize:
▪regulatory assets to offset deferred income tax liabilities if it is probable that the amounts will be recovered from customers; and
▪regulatory liabilities to offset deferred income tax assets if it is probable that the amounts will be returned to customers.
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
We accrue income tax to the extent we intend to repatriate cash to the U.S. from our continuing international operations. We currently do not record deferred income taxes for other basis differences between financial statement and income tax investment amounts in non-U.S. subsidiaries to the extent the related cumulative undistributed earnings are indefinitely reinvested. We recognize income tax expense for basis differences related to global intangible low-taxed income as a period cost if and when incurred.
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
Retail sellers of electricity obtain RECs through renewable energy PPAs, internal generation or separate purchases in the market to comply with the RPS Program established by the governmental agencies. RECs provide documentation for the generation of a unit of renewable energy that is used to verify compliance with the RPS Program. The cost of RECs at SDG&E, which is recoverable in rates, is recorded in Cost of Electric Fuel and Purchased Power on the Consolidated Statements of Operations.

PROPERTY, PLANT AND EQUIPMENT
PP&E is recorded at cost and primarily represents the buildings, equipment and other facilities used by the California Utilities to provide natural gas and electric utility services, and by the Sempra Global businesses in their operations, including construction work in progress. PP&E also includes lease improvements and other equipment at Parent and Other. Our plant costs include labor, materials and contract services and expenditures for replacement parts incurred during a major maintenance outage of a plant. In addition, the cost of utility plant at our rate-regulated businesses and PP&E under regulated projects that meet the regulatory accounting requirements of U.S. GAAP includes AFUDC. The cost of PP&E includes capitalized interest. Maintenance costs are expensed as incurred. The cost of most retired depreciable utility plant assets less salvage value is charged to accumulated depreciation.
We discuss assets collateralized as security for certain indebtedness in Note 7.

PROPERTY, PLANT AND EQUIPMENT BY MAJOR FUNCTIONAL CATEGORY
(Dollars in millions)
	December 31,		Depreciation rates for years ended December 31,
	2020	2019	2020	2019	2018
SDG&E:
Natural gas operations	$2,805	$2,534	2.51%	2.47%	2.44%
Electric distribution	8,592	7,985	3.90	3.94	3.91
Electric transmission(1)	7,156	6,577	3.10	2.79	2.76
Electric generation	2,440	2,415	4.56	4.50	4.12
Other electric	1,743	1,492	6.92	6.61	6.43
Construction work in progress(1)	1,700	1,501	NA	NA	NA
Total SDG&E	24,436	22,504
SoCalGas:
Natural gas operations	19,961	18,370	3.63	3.60	3.60
Other non-utility	45	34	3.80	5.08	5.39
Construction work in progress	1,174	958	NA	NA	NA
Total SoCalGas	21,180	19,362

Other operating units and parent(2):			Estimated useful lives		Weighted-average useful life
Land and land rights	283	278	16 to 50 years(3)		31
Machinery and equipment:
Generating plants	1,288	1,154	11 to 25 years		22
LNG terminals	1,138	1,134	43 years		43
Pipelines and storage	3,482	3,596	5 to 50 years		44
Other	359	180	1 to 50 years		14
Construction work in progress	1,514	895	NA		NA
Other	248	226	4 to 50 years		23
	8,312	7,463
Total Sempra Energy Consolidated	$53,928	$49,329
(1)    At December 31, 2020, includes $505 million in electric transmission assets and $9 million in construction work in progress related to SDG&E’s 88% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E with other utilities. SDG&E, and each of the other owners, holds its undivided interest as a tenant in common in the property. Each owner is responsible for its share of the project and participates in decisions concerning operations and capital expenditures. SDG&E’s share of operating expenses is included in Sempra Energy’s and SDG&E’s Consolidated Statements of Operations.
(2)    Includes $191 million and $178 million at December 31, 2020 and 2019, respectively, of utility plant, primarily pipelines and other distribution assets at Ecogas.
(3)    Estimated useful lives are for land rights.

Depreciation expense is computed using the straight-line method over the asset’s estimated composite useful life, the CPUC-prescribed period for the California Utilities, or the remaining term of the site leases, whichever is shortest.

DEPRECIATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated	$1,646	$1,551	$1,470
SDG&E	797	757	686
SoCalGas	649	598	553

ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in millions)
	December 31,
	2020	2019
SDG&E:
Accumulated depreciation:
Natural gas operations	$870	$832
Electric transmission, distribution and generation(1)	5,145	4,705
Total SDG&E	6,015	5,537
SoCalGas:
Accumulated depreciation:
Natural gas operations	6,422	6,023
Other non-utility	15	15
Total SoCalGas	6,437	6,038
Other operating units and parent and other:
Accumulated depreciation – other(2)	1,473	1,302
Total Sempra Energy Consolidated	$13,925	$12,877
(1)    Includes $277 million at December 31, 2020 related to SDG&E’s 88% interest in the Southwest Powerlink transmission line, jointly owned by SDG&E and other utilities.
(2)    Includes $51 million and $49 million at December 31, 2020 and 2019, respectively, of accumulated depreciation for utility plant at Ecogas.

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

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated	$202	$183	$193
SDG&E	104	75	82
SoCalGas	55	47	48

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill is the excess of the purchase price over the fair value of the identifiable net assets of acquired companies measured at the time of acquisition. Goodwill is not amortized, but we test it for impairment annually on October 1 or whenever events or changes in circumstances necessitate an evaluation. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, we record a goodwill impairment loss as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill.

For our annual goodwill impairment testing, under current U.S. GAAP guidance we have the option to first make a qualitative assessment of whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount before applying the quantitative goodwill impairment test. If we elect to perform the qualitative assessment, we evaluate relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market considerations, cost factors, changes in key personnel and the overall financial performance of the reporting unit. If, after assessing these qualitative factors, we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then we perform the quantitative goodwill impairment test. If, after performing the quantitative goodwill impairment test, we determine that goodwill is impaired, we record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill.
Goodwill of $1,602 million at December 31, 2020 and 2019 relates to the 2016 acquisitions of IEnova Pipelines and Ventika wind power generation facilities at Sempra Mexico.
Other Intangible Assets
Other Intangible Assets included on the Sempra Energy Consolidated Balance Sheets are as follows:

OTHER INTANGIBLE ASSETS
(Dollars in millions)
	Amortization period (years)	December 31,
		2020	2019
Renewable energy transmission and consumption permit	19	$154	$154
O&M agreement	23	66	66
Other	10 years to indefinite	30	30
		250	250
Less accumulated amortization:
Renewable energy transmission and consumption permit		(32)	(24)
O&M agreement		(9)	(6)
Other		(7)	(7)
		(48)	(37)
		$202	$213

Other Intangible Assets at December 31, 2020 primarily includes:
▪a renewable energy transmission and consumption permit previously granted by the CRE that was acquired in connection with the acquisition of the Ventika wind power generation facilities; and
▪a favorable O&M agreement acquired in connection with the acquisition of DEN.
Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense for intangible assets in 2020, 2019 and 2018 was $11 million, $11 million and $16 million, respectively. We estimate the amortization expense for the next five years to be $12 million per year.
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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at December 31, 2020 and 2019. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E and finance lease liabilities with balances of $1,237 million and $1,255 million at December 31, 2020 and 2019, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Otay Mesa VIE
Through October 3, 2019, SDG&E had a tolling agreement to purchase power generated at OMEC, a 605-MW generating facility owned by OMEC LLC, which is a VIE that we refer to as Otay Mesa VIE. SDG&E determined that it was the primary beneficiary of Otay Mesa VIE, and therefore, SDG&E and Sempra Energy consolidated Otay Mesa VIE. On August 23, 2019, SDG&E and OMEC LLC executed an amended resource adequacy capacity agreement that resulted in SDG&E and Sempra Energy deconsolidating Otay Mesa VIE. No gain or loss was recognized upon deconsolidation.
Sempra Texas Utilities
Our 100% interest in Oncor Holdings is a VIE that owns an 80.25% interest in Oncor. Sempra Energy is not the primary beneficiary of the VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Notes 5 and 6 for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $12,440 million and $11,519 million at December 31, 2020 and 2019, respectively.
Sempra Mexico
Sempra Mexico’s businesses also enter into arrangements that could include variable interests. We evaluate these arrangements and applicable entities based on the qualitative and quantitative analyses described above. Certain of these entities are service or project companies that are VIEs because the total equity at risk is not sufficient for the entities to finance their activities without additional subordinated financial support. As the primary beneficiary of these companies, we consolidate them. At December 31, 2019, Sempra Mexico consolidated such a VIE with assets totaling approximately $126 million, which consisted primarily of PP&E and other long-term assets.
Sempra LNG
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $433 million at December 31, 2020 and $1,256 million at December 31, 2019. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and guarantees that we discuss in Note 6.
CFIN
As we discuss in Note 6, in July 2020, Sempra Energy entered into a Support Agreement for the benefit of CFIN, which is a VIE. Since we do not have the power to direct the most significant activities of the VIE, we are not the primary beneficiary. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 12). Sempra Energy’s maximum exposure to loss under the terms of the Support Agreement is $979 million.
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra Energy is the primary beneficiary of the VIE because we have the power to direct the development activities related to the construction of the facility, which we consider to be the most significant activities of ECA LNG Phase 1 during the construction phase of the project. As a result, we consolidate ECA LNG Phase 1. At December 31, 2020, Sempra LNG consolidated $207 million of assets, consisting primarily of PP&E, attributable to ECA LNG Phase 1 that could be used only to settle obligations of the VIE and that are not available to settle obligations of Sempra Energy and $49 million of liabilities, consisting primarily of accounts payable, attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra Energy. Additionally, as we discuss in Note 7, Sempra Energy, IEnova and TOTAL SE have provided guarantees for the loan facility based on their respective proportionate ownership interest in ECA LNG Phase 1.

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
We have recorded AROs related to various assets, including:

SDG&E and SoCalGas
▪fuel and storage tanks
▪natural gas transmission and distribution systems
▪hazardous waste storage facilities
▪asbestos-containing construction materials
SDG&E
▪nuclear power facilities
▪electric transmission and distribution systems
▪energy storage systems
▪power generation plants
SoCalGas
▪underground natural gas storage facilities and wells
All Other Sempra Energy Businesses
▪natural gas transportation and distribution systems
▪power generation plants
▪LNG facility
▪LPG terminal
The changes in AROs are as follows:

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra Energy Consolidated		SDG&E		SoCalGas
	2020	2019	2020	2019	2020	2019
Balance as of January 1(1)	$3,083	$2,972	$866	$874	$2,177	$2,063
Accretion expense	127	123	39	39	86	81
Liabilities incurred	2	2	—	—	—	—
Deconsolidation	—	(2)	—	(2)	—	—
Payments	(63)	(46)	(60)	(44)	(2)	(2)
Revisions	140	34	31	(1)	107	35
Balance at December 31(1)	$3,289	$3,083	$876	$866	$2,368	$2,177
(1)    Current portion of the ARO for Sempra Energy Consolidated is included in Other Current Liabilities on the Consolidated Balance Sheets.

CONTINGENCIES
We accrue losses for the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. For loss contingencies, we accrue the loss if an event has occurred on or before the balance sheet date and:
▪information available through the date we file our financial statements indicates it is probable that a loss has been incurred, given the likelihood of uncertain future events; and
▪the amount of the loss can be reasonably estimated.
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

COMPREHENSIVE INCOME
Comprehensive income includes all changes in the equity of a business enterprise (except those resulting from investments by owners and distributions to owners), including:
▪foreign currency translation adjustments
▪certain hedging activities
▪changes in unamortized net actuarial gain or loss and prior service cost related to pension and other postretirement benefits plans
▪unrealized gains or losses on available-for-sale securities
The Consolidated Statements of Comprehensive Income (Loss) show the changes in the components of OCI, including the amounts attributable to NCI. The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI:

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
Sempra Energy Consolidated(2):
Balance as of December 31, 2017	$(420)	$(122)	$(84)	$(626)
Adoption of ASU 2017-12	—	(3)	—	(3)
OCI before reclassifications	(144)	40	(52)	(156)
Amounts reclassified from AOCI	—	3	18	21
Net OCI	(144)	43	(34)	(135)
Balance as of December 31, 2018	(564)	(82)	(118)	(764)
Adoption of ASU 2018-02	—	(25)	(17)	(42)
OCI before reclassifications(3)	(43)	(116)	(18)	(177)
Amounts reclassified from AOCI(3)	—	8	36	44
Net OCI	(43)	(108)	18	(133)
Balance as of December 31, 2019	(607)	(215)	(117)	(939)
OCI before reclassifications(3)	(102)	(163)	(26)	(291)
Amounts reclassified from AOCI(3)	645	47	38	730
Net OCI(4)	543	(116)	12	439
Balance as of December 31, 2020	$(64)	$(331)	$(105)	$(500)
SDG&E:
Balance as of December 31, 2017			$(8)	$(8)
OCI before reclassifications			(6)	(6)
Amounts reclassified from AOCI			4	4
Net OCI			(2)	(2)
Balance as of December 31, 2018			(10)	(10)
Adoption of ASU 2018-02			(2)	(2)
OCI before reclassifications			(5)	(5)
Amounts reclassified from AOCI			1	1
Net OCI			(4)	(4)
Balance as of December 31, 2019			(16)	(16)
OCI before reclassifications(3)			(4)	(4)
Amounts reclassified from AOCI(3)			10	10
Net OCI			6	6
Balance as of December 31, 2020			$(10)	$(10)
SoCalGas:
Balance as of December 31, 2017		$(13)	$(8)	$(21)
OCI before reclassifications		—	(1)	(1)
Amounts reclassified from AOCI		1	1	2
Net OCI		1	—	1
Balance as of December 31, 2018		(12)	(8)	(20)
Adoption of ASU 2018-02		(2)	(2)	(4)
OCI before reclassifications(3)		—	(4)	(4)
Amounts reclassified from AOCI(3)		1	4	5
Net OCI		1	—	1
Balance as of December 31, 2019		(13)	(10)	(23)
OCI before reclassifications(3)		—	(10)	(10)
Amounts reclassified from AOCI		—	2	2
Net OCI		—	(8)	(8)
Balance as of December 31, 2020		$(13)	$(18)	$(31)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.
(2)    Includes discontinued operations.
(3)    Pension and Other Postretirement Benefits and Total AOCI include $6 million in transfers of liabilities from SDG&E to SoCalGas and $3 million in transfers of liabilities from SDG&E to Sempra Energy in 2020 and $4 million in transfers of liabilities from SoCalGas to Sempra Energy in 2019 related to the nonqualified pension plans.
(4)    Total AOCI includes $4 million of foreign currency translation adjustments and $3 million of financial instruments associated with purchases of NCI, which we discuss below in “Other Noncontrolling Interests – Sempra Mexico,” and which does not impact the Consolidated Statement of Comprehensive Income (Loss).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)			Affected line item on Consolidated Statements of Operations
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated:
Foreign currency translation adjustments	$645	$—	$—	Income from Discontinued Operations, Net of Income Tax

Financial instruments:
Interest rate instruments	$—	$10	$9	(Loss) Gain on Sale of Assets
Interest rate instruments(1)	10	3	1	Interest Expense
Interest rate instruments	46	3	9	Equity Earnings
Foreign exchange instruments	(1)	2	(1)	Revenues: Energy-Related Businesses
Interest rate and foreign exchange instruments	1	—	(1)	Interest Expense
	11	(9)	(2)	Other (Expense) Income, Net
Foreign exchange instruments	—	2	(2)	Equity Earnings
Total before income tax	67	11	13
	(19)	(2)	(4)	Income Tax (Expense) Benefit
Net of income tax	48	9	9
	(1)	(1)	(6)	Earnings Attributable to Noncontrolling Interests
	$47	$8	$3
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$8	$12	$11	Other (Expense) Income, Net
Amortization of actuarial loss	6	1	1	Income from Discontinued Operations, Net of Income Tax
Amortization of prior service cost	4	3	2	Other (Expense) Income, Net
Settlement charges	22	28	12	Other (Expense) Income, Net
Total before income tax	40	44	26
	(2)	—	—	Income from Discontinued Operations, Net of Income Tax
	(9)	(12)	(8)	Income Tax (Expense) Benefit
Net of income tax	$29	$32	$18
Total reclassifications for the period, net of tax	$721	$40	$21
SDG&E:
Financial instruments:
Interest rate instruments(1)	$—	$3	$7	Interest Expense
	—	(3)	(7)	Earnings Attributable to Noncontrolling Interest
	$—	$—	$—
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$—	$1	Other Income, Net
Amortization of prior service cost	1	1	—	Other Income, Net
Settlement charges	—	—	4	Other Income, Net
Total before income tax	2	1	5
	(1)	—	(1)	Income Tax Expense
Net of income tax	$1	$1	$4
Total reclassifications for the period, net of tax	$1	$1	$4
SoCalGas:
Financial instruments:
Interest rate instruments	$—	$1	$1	Interest Expense
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$1	$—	Other (Expense) Income, Net
Amortization of prior service cost	1	—	1	Other (Expense) Income, Net
Total before income tax	2	1	1
	—	(1)	—	Income Tax Expense
Net of income tax	$2	$—	$1
Total reclassifications for the period, net of tax	$2	$1	$2
(1)    Amounts in 2019 and 2018 include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE.
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
Sempra Mexico
On December 2, 2020, we announced a non-binding offer to acquire up to 100% of the publicly held shares of IEnova in exchange for shares of our common stock at an exchange ratio of 0.0313 shares of our common stock for each one IEnova ordinary share. This exchange ratio is non-binding and remains subject to approval by Sempra Energy’s board of directors. We expect to complete this transaction in the second quarter of 2021, subject to authorization by the SEC, CNBV and Mexican Stock Exchange and other closing conditions.
In the first quarter of 2020, IEnova purchased additional shares in ICM Ventures Holdings B.V. for $9 million, increasing its ownership interest from 53.7% to 82.5%. ICM Ventures Holdings B.V. owns certain permits and land where IEnova is building terminals for the receipt, storage and delivery of liquid fuels.
In 2020, IEnova repurchased 77,122,780 shares of its outstanding common stock held by NCI for approximately $231 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.6% to 70.2%.
In 2019, IEnova repurchased 2,620,000 shares of its outstanding common stock held by NCI for approximately $10 million, resulting in an increase in Sempra Energy’s ownership interest in IEnova from 66.5% to 66.6%.
Sempra LNG
In December 2020, an affiliate of TOTAL SE acquired a 16.6% ownership interest in ECA LNG Phase 1, with Sempra LNG and IEnova each retaining a 41.7% ownership interest. Sempra LNG consolidates ECA LNG Phase 1 and Sempra Energy’s NCI in IEnova’s 41.7% ownership interest is reported at Sempra LNG.
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
The following table provides information about NCI held by others in subsidiaries or entities consolidated by us and recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Consolidated Balance Sheets.

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity (deficit) held by noncontrolling interests
	December 31,		December 31,
	2020	2019	2020	2019
Sempra Mexico:
IEnova	29.8%	33.4%	$1,487	$1,608
IEnova subsidiaries(1)	17.5	10.0 - 46.3	7	15
Sempra LNG:
Liberty Gas Storage, LLC	—	24.6	—	(13)
ECA LNG Phase 1	29.0	16.7	46	12
Parent and other:
PXiSE Energy Solutions, LLC	20.0	20.0	1	1
Discontinued Operations:
Chilquinta Energía subsidiaries(1)	—	19.7 - 43.4	—	23
Luz del Sur	—	16.4	—	205
Tecsur	—	9.8	—	5
Total Sempra Energy			$1,541	$1,856
(1)    IEnova and Chilquinta Energía have subsidiaries with NCI held by others. Percentage range reflects the highest and lowest ownership percentages among these subsidiaries.

REVENUES
See Note 3 for a description of significant accounting policies for revenues.
OPERATION AND MAINTENANCE EXPENSES
Operation and Maintenance includes O&M and general and administrative costs, consisting primarily of personnel costs, purchased materials and services, insurance, rent and litigation expense (except for litigation expense included in Aliso Canyon Litigation and Regulatory Matters).

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
Our natural gas distribution utility in Mexico, Ecogas, and the majority of our former operations in South America (until our sale of these operations in the second quarter of 2020) use their local currency as their functional currency. The assets and liabilities of their foreign operations are translated into U.S. dollars at current exchange rates at the end of the reporting period, and revenues and expenses are translated at average exchange rates for the year. The resulting noncash translation adjustments do not enter into the calculation of earnings or retained earnings, but are reflected in OCI and in AOCI.
Cash flows of these consolidated foreign subsidiaries are translated into U.S. dollars using average exchange rates for the period. We report the effect of exchange rate changes on cash balances held in foreign currencies in Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash on the Sempra Energy Consolidated Statements of Cash Flows.
Foreign currency transaction (losses) gains in a currency other than Sempra Mexico’s functional currency were $(25) million, $21 million and $(6) million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in Other Income, Net, on the Sempra Energy Consolidated Statements of Operations. Foreign currency transaction gains (losses) in a currency other than the functional currencies of our operations in South America are included in discontinued operations.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	December 31,
	2020	2019
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current	$20	$32

Sempra Mexico(1):
ESJ – Note due December 31, 2022, net of negligible allowance for credit losses at December 31, 2020(2)	$85	$—
IMG JV – Note due March 15, 2022, net of allowance for credit losses of $3 at December 31, 2020(3)	695	742
Total due from unconsolidated affiliates – noncurrent	$780	$742

Sempra Mexico – TAG Pipelines Norte, S. de R.L. de C.V. – Note due December 20, 2021(1)(4)	$(41)	$—
Various affiliates	(4)	(5)
Total due to unconsolidated affiliates – current	$(45)	$(5)

Sempra Mexico(1):
TAG Pipelines Norte, S. de R.L. de C.V.
Note due December 20, 2021(4)	$—	$(39)
5.5% Note due January 9, 2024(5)	(68)	—
TAG JV – 5.74% Note due December 17, 2029(5)	(166)	(156)
Total due to unconsolidated affiliates – noncurrent	$(234)	$(195)
SDG&E:
Sempra Energy	$(38)	$(37)
SoCalGas	(21)	(10)
Various affiliates	(5)	(6)
Total due to unconsolidated affiliates – current	$(64)	$(53)

Income taxes due from Sempra Energy(6)	$—	$130
SoCalGas:
SDG&E	$21	$10
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$22	$11

Sempra Energy	$(31)	$(45)
Various affiliates	—	(2)
Total due to unconsolidated affiliates – current	$(31)	$(47)

Income taxes due (to) from Sempra Energy(6)	$(37)	$152
(1)    Amounts include principal balances plus accumulated interest outstanding.
(2)    U.S. dollar-denominated loan at a variable interest rate based on 1-month LIBOR plus 196 bps (2.11% at December 31, 2020). At December 31, 2020, $1 million of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current.
(3)    Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $712 million U.S. dollar-equivalent, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (6.66% at December 31, 2020), to finance construction of the natural gas marine pipeline. At December 31, 2020, $2 million of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current.
(4)    U.S. dollar-denominated loan at a variable interest rate based on 6-month LIBOR plus 290 bps (3.16% at December 31, 2020).
(5)    U.S. dollar-denominated loan at a fixed interest rate.
(6)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated
Revenue	$37	$52	$64
Cost of Sales	45	50	46
Interest Income	56	74	62
Interest Expense	14	2	2
SDG&E:
Revenue	$6	$6	$5
Cost of Sales	79	74	73
SoCalGas:
Revenue	$88	$69	$64
Cost of Sales	—	8	—
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
SDG&E has a 20-year contract for up to 155 MW of renewable power supplied from the ESJ wind power generation facility. ESJ is a 50% owned and unconsolidated JV of Sempra Mexico.
Sempra Mexico
Sempra Mexico, through its wholly owned subsidiaries, DEN and IEnova Pipelines, provides operating and maintenance services to TAG Pipelines Norte, S. de. R.L. de C.V., and also provides personnel under an administrative services arrangement to TAG Pipelines Norte, S. de. R.L. de C.V. and TAG JV.
Sempra LNG
Sempra LNG provides certain business services to Cameron LNG JV. Sempra LNG had an agreement to provide transportation services to Cameron LNG JV for capacity on the Cameron Interstate Pipeline through August 2020, when Cameron LNG JV achieved commercial operations of Train 3 of its Phase 1 project. Sempra Energy has provided guarantees to Cameron LNG JV and to CFIN, as we discuss in Note 6.

RESTRICTED NET ASSETS
Sempra Energy Consolidated
As we discuss below, the California Utilities and certain other Sempra Energy subsidiaries have restrictions on the amount of funds that can be transferred to Sempra Energy by dividend, advance or loan as a result of conditions imposed by various regulators. Additionally, certain other Sempra Energy subsidiaries are subject to various financial and other covenants and other restrictions contained in debt and credit agreements (described in Note 7) and in other agreements that limit the amount of funds that can be transferred to Sempra Energy. At December 31, 2020, Sempra Energy was in compliance with all covenants related to its debt agreements.

At December 31, 2020, the amount of restricted net assets of consolidated entities of Sempra Energy, including the California Utilities discussed below, that may not be distributed to Sempra Energy in the form of a loan or dividend is $12.2 billion. Additionally, the amount of restricted net assets of our unconsolidated entities is $12.6 billion. Although the restrictions cap the amount of funding that the various operating subsidiaries can provide to Sempra Energy, we do not believe these restrictions will have a significant impact on our ability to access cash to pay dividends and fund operating needs.
As we discuss in Note 6, $1.1 billion of Sempra Energy’s consolidated retained earnings represents undistributed earnings of equity method investments at December 31, 2020.
California Utilities
The CPUC’s regulation of the California Utilities’ capital structures limits the amounts available for dividends and loans to Sempra Energy. At December 31, 2020, Sempra Energy could have received combined loans and dividends of approximately $717 million from SDG&E and approximately $148 million from SoCalGas.
The payment and amount of future dividends by SDG&E and SoCalGas are at the discretion of their respective boards of directors. The following restrictions limit the amount of retained earnings that may be paid as common stock dividends or loaned to Sempra Energy from either utility:
▪The CPUC requires that SDG&E’s and SoCalGas’ common equity ratios be no lower than one percentage point below the CPUC-authorized percentage of each entity’s authorized capital structure. The authorized percentage at December 31, 2020 is 52% at both SDG&E and SoCalGas.
▪SDG&E and SoCalGas each have a revolving credit line that requires it to maintain a ratio of consolidated indebtedness to consolidated capitalization (as defined in the agreements) of no more than 65%, as we discuss in Note 7.
Based on these restrictions, at December 31, 2020, SDG&E’s restricted net assets were $7.0 billion and SoCalGas’ restricted net assets were $5.0 billion, which could not be transferred to Sempra Energy.
Sempra Texas Utilities
Sempra Energy owns an indirect, 100% interest in Oncor Holdings, which owns an 80.25% interest in Oncor. As we discuss in Note 6, we account for our investment in Oncor Holdings under the equity method. Significant restrictions at Oncor that limit the amount that may be paid as dividends to Sempra Energy include:
▪In connection with ring-fencing measures, governance mechanisms and commitments, Oncor may not pay any dividends or make any other distributions (except for contractual tax payments) if a majority of its independent directors or a minority member director determines that it is in the best interests of Oncor to retain such amounts to meet expected future requirements.
▪Oncor must remain in compliance with its debt-to-equity ratio established by the PUCT for ratemaking purposes and may not pay dividends or other distributions (except for contractual tax payments) if that payment would cause it to exceed its PUCT authorized debt-to-equity ratio. Oncor’s authorized regulatory capital structure is 57.5% debt to 42.5% equity at December 31, 2020.
▪If the credit rating on Oncor’s senior secured debt by any of the three major credit rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. At December 31, 2020, all of Oncor’s senior secured ratings were above BBB.
▪Oncor’s revolving credit line and certain of its other debt agreements require it to maintain a consolidated senior debt-to-capitalization ratio of no more than 65% and observe certain affirmative covenants. At December 31, 2020, Oncor was in compliance with these covenants.
Based on these restrictions, at December 31, 2020, Oncor’s restricted net assets were $11.9 billion, which could not be transferred to Sempra Energy.
Sempra Energy owns an indirect, 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities. Significant restrictions related to this equity method investment include:
▪Sharyland Utilities may not pay dividends or make other distributions (except for contractual payments) without the consent of the JV partner.
▪Sharyland Utilities must remain in compliance with the capital structure established by the PUCT for ratemaking purposes and may not pay dividends or other distributions (except for contractual tax payments) if that payment would cause its debt to exceed 55% of its capital structure.
▪Sharyland Utilities has a revolving credit line and a term loan credit agreement that require it to maintain a consolidated debt-to-capitalization ratio of no more than 70% and observe certain customary reporting requirements and other affirmative covenants. At December 31, 2020, Sharyland Utilities was in compliance with these and all other covenants.

Based on these restrictions, at December 31, 2020, Sharyland Utilities’ restricted net assets were $114 million, which could not be transferred to its owners.
Sempra Mexico
Significant restrictions at Sempra Mexico include:
▪Mexico requires domestic corporations to maintain minimum legal reserves as a percentage of capital stock, resulting in restricted net assets of $185 million at Sempra Energy’s consolidated Mexican subsidiaries at December 31, 2020.
▪Wholly owned IEnova Pipelines has a long-term debt agreement that requires it to maintain a reserve account to pay the projects’ debt. Under this restriction, net assets totaling $12 million are restricted at December 31, 2020.
▪Wholly owned Ventika has long-term debt agreements that require it to maintain reserve accounts to pay the projects’ debt. The debt agreements may limit the project companies’ ability to incur liens, incur additional indebtedness, make investments, pay cash dividends and undertake certain additional actions. Under these restrictions, net assets totaling $9 million are restricted at December 31, 2020.
▪ESJ, a 50% owned and unconsolidated JV of Sempra Mexico, has long-term debt agreements that require the establishment and funding of project and reserve accounts to which the proceeds of loans, letter of credit borrowings, project revenues and other amounts are deposited and applied in accordance with the debt agreements. The long-term debt agreements also limit the JV’s ability to incur liens, incur additional indebtedness, make acquisitions and undertake certain actions. Under these restrictions, net assets totaling $7 million are restricted at December 31, 2020.
▪TAG JV, a 50% owned and unconsolidated JV of Sempra Mexico, has a long-term debt agreement that requires it to maintain a reserve account to pay the projects’ debt. Under these restrictions, net assets totaling $73 million are restricted at December 31, 2020.
Sempra LNG
Sempra LNG has an equity method investment in Cameron LNG JV, which has debt agreements that require the establishment and funding of project accounts to which the proceeds of loans, project revenues and other amounts are deposited and applied in accordance with the debt agreements. The debt agreements require the JV to maintain reserve accounts in order to pay the project debt service, and also contain restrictions related to the payment of dividends and other distributions to the members of the JV. We discuss Cameron LNG JV’s debt agreements and the associated Sempra Energy guarantees in Note 6. Under these restrictions, net assets of Cameron LNG JV of approximately $452 million are restricted at December 31, 2020.

OTHER (EXPENSE) INCOME, NET
Other (Expense) Income, Net on the Consolidated Statements of Operations consists of the following:

OTHER (EXPENSE) INCOME, NET
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$128	$94	$98
Investment gains (losses)(1)	41	61	(6)
(Losses) gains on interest rate and foreign exchange instruments, net	(67)	34	7
Foreign currency transaction (losses) gains, net(2)	(25)	21	(6)
Non-service component of net periodic benefit cost	(102)	(132)	(35)
Fine related to Energy Efficiency Program Inquiry	(6)	—	—
Penalties related to billing practices OII	—	(8)	—
Interest on regulatory balancing accounts, net	14	14	2
Sundry, net	(31)	(7)	(2)
Total	$(48)	$77	$58
SDG&E:
Allowance for equity funds used during construction	$79	$56	$61
Non-service component of net periodic benefit cost	(20)	(20)	(6)
Fine related to Energy Efficiency Program Inquiry	(6)	—	—
Interest on regulatory balancing accounts, net	9	13	4
Sundry, net	(10)	(10)	(3)
Total	$52	$39	$56
SoCalGas:
Allowance for equity funds used during construction	$41	$34	$36
Non-service component of net periodic benefit cost	(54)	(72)	(10)
Penalties related to billing practices OII	—	(8)	—
Interest on regulatory balancing accounts, net	5	1	(2)
Sundry, net	(20)	(10)	(9)
Total	$(28)	$(55)	$15
(1)    Represents investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Consolidated Statements of Operations.
(2)    Includes losses of $42 million in 2020, gains of $30 million in 2019 and losses of $3 million in 2018 from translation to U.S. dollars of a Mexican peso-denominated loan to IMG JV, which are offset by corresponding amounts included in Equity Earnings on the Consolidated Statements of Operations.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our financial condition, results of operations, cash flows or disclosures.
ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”: ASU 2016-13, as amended by subsequently issued ASUs, changes how entities measure credit losses for most financial assets and certain other instruments. The standard introduces an “expected credit loss” impairment model that requires immediate recognition of estimated credit losses expected to occur over the remaining life of most financial assets measured at amortized cost, including trade and other receivables, loan receivables and commitments and financial guarantees. ASU 2016-13 also requires use of an allowance to record estimated credit losses on available-for-sale debt securities and expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating the credit losses. We adopted the standard on January 1, 2020 using a modified retrospective approach through a cumulative-effect adjustment to retained earnings. The adoption primarily impacted the expected credit losses associated with accounts receivable balances, amounts due from unconsolidated affiliates and off-balance sheet financial guarantees. There was an insignificant impact to SDG&E’s and SoCalGas’ balance sheets from adoption. The following table shows the initial (decreases) increases on Sempra Energy’s balance sheet at January 1, 2020 from adoption of ASU 2016-13.

IMPACT FROM ADOPTION OF ASU 2016-13
(Dollars in millions)
Sempra Energy Consolidated
Accounts receivable – trade, net	$(1)
Due from unconsolidated affiliates – noncurrent	(6)
Deferred income tax assets	4
Other current liabilities	4
Deferred credits and other	2
Retained earnings	(7)
Other noncontrolling interests	(2)

ASU 2017-04, “Simplifying the Test for Goodwill Impairment”: ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. An entity will be required to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill. We adopted ASU 2017-04 on January 1, 2020 and are applying the standard on a prospective basis to our goodwill impairment tests.
ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”: ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications that replace LIBOR or another reference rate affected by reference rate reform and to hedging relationships that reference LIBOR or another reference rate affected or expected to be affected by reference rate reform. ASU 2020-04 was effective March 12, 2020 and can be applied through December 31, 2022, with certain exceptions for hedging relationships that continue to exist after this date, and may be applied from January 1, 2020. For contract modifications, the standard allows entities to account for modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract). The standard also allows entities to amend their formal designation and documentation of hedging relationships affected or expected to be affected by reference rate reform, without having to de-designate the hedging relationship. Entities may elect the optional expedients and exceptions on an individual hedging relationship basis and independently from one another. We elected the optional expedients for contract modifications. We elected the cash flow hedging expedients to disregard the potential discontinuation of a reference rate when assessing whether a hedged forecasted interest payment is probable and to disregard certain mismatches between the designated hedging instrument and the hedged item when assessing the hedge effectiveness. We are applying these expedients prospectively from January 1, 2020. Application of these expedients preserves the presentation of derivatives consistent with the past presentation.
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
For public entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2020. An entity can use either a full or modified retrospective approach to adopt ASU 2020-06 and must disclose, in the period of adoption, EPS transition information about the effect of the change on affected per-share amounts. We plan to adopt the standard on January 1, 2022 and are currently evaluating the effect of the standard on our ongoing financial reporting.

NOTE 3. REVENUES
The following table disaggregates our revenues from contracts with customers by major service line and market and provides a reconciliation to total revenues by segment. The majority of our revenue is recognized over time.

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra LNG	Sempra Renewables	Consolidating adjustments and Parent and other	Sempra Energy Consolidated
	Year ended December 31, 2020
By major service line:
Utilities	$4,920	$4,571	$58	$—	$—	$(94)	$9,455
Energy-related businesses	—	—	834	92	—	(71)	855
Revenues from contracts with customers	$4,920	$4,571	$892	$92	$—	$(165)	$10,310
By market:
Gas	$692	$4,571	$603	$86	$—	$(156)	$5,796
Electric	4,228	—	289	6	—	(9)	4,514
Revenues from contracts with customers	$4,920	$4,571	$892	$92	$—	$(165)	$10,310

Revenues from contracts with customers	$4,920	$4,571	$892	$92	$—	$(165)	$10,310
Utilities regulatory revenues	393	177	—	—	—	—	570
Other revenues	—	—	364	282	—	(156)	490
Total revenues	$5,313	$4,748	$1,256	$374	$—	$(321)	$11,370

	Year ended December 31, 2019
By major service line:
Utilities	$4,819	$4,367	$73	$—	$—	$(75)	$9,184
Energy-related businesses	—	—	919	176	5	(143)	957
Revenues from contracts with customers	$4,819	$4,367	$992	$176	$5	$(218)	$10,141
By market:
Gas	$587	$4,367	$680	$170	$—	$(208)	$5,596
Electric	4,232	—	312	6	5	(10)	4,545
Revenues from contracts with customers	$4,819	$4,367	$992	$176	$5	$(218)	$10,141

Revenues from contracts with customers	$4,819	$4,367	$992	$176	$5	$(218)	$10,141
Utilities regulatory revenues	106	158	—	—	—	—	264
Other revenues	—	—	383	234	5	(198)	424
Total revenues	$4,925	$4,525	$1,375	$410	$10	$(416)	$10,829

	Year ended December 31, 2018
By major service line:
Utilities	$4,788	$3,577	$78	$—	$—	$(69)	$8,374
Energy-related businesses	—	—	941	232	46	(146)	1,073
Revenues from contracts with customers	$4,788	$3,577	$1,019	$232	$46	$(215)	$9,447
By market:
Gas	$491	$3,577	$711	$224	$—	$(203)	$4,800
Electric	4,297	—	308	8	46	(12)	4,647
Revenues from contracts with customers	$4,788	$3,577	$1,019	$232	$46	$(215)	$9,447

Revenues from contracts with customers	$4,788	$3,577	$1,019	$232	$46	$(215)	$9,447
Utilities regulatory revenues	(220)	385	—	—	—	—	165
Other revenues	—	—	357	240	78	(185)	490
Total revenues	$4,568	$3,962	$1,376	$472	$124	$(400)	$10,102

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
We generally recognize revenues when performance of the promised commodity service is provided to our customers and we invoice our customers for an amount that reflects the consideration we are entitled to in exchange for those services. We consider the delivery and transmission of natural gas and electricity and providing of natural gas storage services as ongoing and integrated services. Generally, natural gas or electricity services are received and consumed by the customer simultaneously. Our performance obligations related to these services are satisfied over time and represent a series of distinct services that are substantially the same and that have the same pattern of transfer to the customers. We recognize revenue based on units delivered, as the satisfaction of our performance obligations can be directly measured by the amount of natural gas or electricity delivered to the customer. In most cases, the right to consideration from the customer directly corresponds to the value transferred to the customer and we recognize revenue in the amount that we have the right to invoice.
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
Utilities Revenues
Utilities revenues represent the majority of our consolidated revenues from contracts with customers and include:
▪The transmission, distribution and storage of natural gas at:
◦SDG&E
◦SoCalGas
◦Sempra Mexico’s Ecogas
▪The generation, transmission and distribution of electricity at SDG&E.
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
The California Utilities and Ecogas recognize revenues based on regulator-approved revenue requirements, which allows the utilities to recover their reasonable operating costs and provides the opportunity to realize their authorized rates of return on their investments. While the California Utilities’ revenues are not affected by actual sales volumes, the pattern of their revenue recognition during the year is affected by seasonality. SoCalGas recognizes annual authorized revenue for core natural gas customers using seasonal factors established in the Triennial Cost Allocation Proceeding, resulting in a significant portion of earnings being recognized in the first and fourth quarters of each year. SDG&E’s authorized revenue recognition is also impacted by seasonal factors, resulting in higher earnings in the third quarter when electric loads are typically higher than in the other three quarters of the year.
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
In connection with the COVID-19 pandemic, the California Utilities and the CPUC have implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for residential and small business customers, waiving late payment fees for business customers, and offering flexible payment plans to customers experiencing difficulty paying their electric or gas bills. Additional measures could be mandated or voluntarily implemented in the future. Under the regulatory compact applicable to the California Utilities, including decoupling of rates, recovery of uncollectible expenses, and other recovery mechanisms potentially available, which we discuss in Note 4, the California Utilities have continued to recognize revenues under ASC 606, “Revenue from Contracts with Customers,” in the year ended December 31, 2020.
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
We recognize storage revenue from firm capacity reservation agreements, under which we collect a fee for reserving storage capacity for customers in our storage facilities. Under these firm agreements, customers pay a monthly fixed reservation fee based on the storage capacity reserved rather than the actual volumes stored. For the fixed-fee component, revenue is recognized on a straight-line basis over the term of the contract. We bill customers for any capacity used in excess of the contracted capacity and such revenues are recognized in the month of occurrence. We also recognize revenue for interruptible storage services. As we discuss in Note 5, in February 2019, Sempra LNG completed the sale of its non-utility natural gas storage assets in the southeast U.S. (comprised of Mississippi Hub and Bay Gas).
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
Renewables Revenues
Sempra Mexico and, previously, Sempra Renewables develop, invest in and operate solar and wind facilities that have long-term PPAs to sell the electricity and the related green energy attributes they generate to customers, generally load serving entities, and also for Sempra Mexico, industrial and other customers. Load serving entities will sell electric service to their end-users and wholesale customers immediately upon receipt of our power delivery, and industrial and other customers immediately consume the electricity to run their facilities, and thus, we recognize the revenue under the PPAs as the electricity is generated and delivered. We invoice customers based on the volume of energy delivered at rates pursuant to the PPAs. As we discuss in Note 5, in December 2018, Sempra Renewables completed the sale of its U.S. operating solar assets, solar and battery storage development projects and its 50% ownership interest in a wind power generation facility. In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments.

Sempra LNG has a contractual agreement to provide scheduling and marketing of renewable power for Sempra Mexico’s ESJ JV. Invoiced amounts are based on a fixed fee per MWh scheduled.
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
For contracts greater than one year, at December 31, 2020, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. Sempra Energy’s remaining performance obligations primarily relate to capacity agreements for natural gas storage and transportation at Sempra Mexico. SoCalGas did not have any remaining performance obligations at December 31, 2020.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
2021	$387	$4
2022	406	4
2023	407	4
2024	348	4
2025	351	4
Thereafter	4,361	67
Total revenues to be recognized	$6,260	$87
(1)    Excludes intercompany transactions.
Contract Balances from Revenues from Contracts with Customers
From time to time, we receive payments in advance of satisfying the performance obligations associated with customer contracts. We defer such revenues as contract liabilities and recognize them in earnings as the performance obligations are satisfied.
Activities within Sempra Energy’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SDG&E in 2018 or at SoCalGas in 2020, 2019 or 2018.

CONTRACT LIABILITIES
(Dollars in millions)
	2020	2019	2018
Sempra Energy Consolidated:
Contract liabilities at January 1	$(163)	$(70)	$—
Adoption of ASC 606	—	—	(61)
Revenue from performance obligations satisfied during reporting period	4	2	7
Payments received in advance	(48)	(95)	(16)
Contract liabilities at December 31(1)	$(207)	$(163)	$(70)
SDG&E:
Contract liabilities at January 1	$(91)	$—
Revenue from performance obligations satisfied during reporting period	4	1
Payments received in advance	—	(92)
Contract liabilities at December 31(2)	$(87)	$(91)
(1)     Balances at December 31, 2020 and 2019 include $52 million and $4 million, respectively, in Other Current Liabilities and $155 million and $159 million, respectively, in Deferred Credits and Other.
(2)     Balances at December 31, 2020 and 2019 include $4 million and $4 million, respectively, in Other Current Liabilities and $83 million and $87 million, respectively, in Deferred Credits and Other.

Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	December 31,
	2020	2019
Sempra Energy Consolidated:
Accounts receivable – trade, net	$1,447	$1,163
Accounts receivable – other, net	12	16
Due from unconsolidated affiliates – current(1)	3	5
Total	$1,462	$1,184
SDG&E:
Accounts receivable – trade, net	$573	$398
Accounts receivable – other, net	8	5
Due from unconsolidated affiliates – current(1)	2	2
Total	$583	$405
SoCalGas:
Accounts receivable – trade, net	$786	$710
Accounts receivable – other, net	4	11
Total	$790	$721
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
Other Cost-Based Regulatory Recovery
The CPUC, and the FERC as it relates to SDG&E, authorize the California Utilities to collect revenue requirements for operating costs and capital related costs (such as depreciation, taxes and return on rate base) from customers, including:
▪costs to purchase natural gas and electricity;
▪costs associated with administering public purpose, demand response, and customer energy efficiency programs;

▪other programmatic activities, such as gas distribution, gas transmission, gas storage integrity management and wildfire mitigation; and
▪costs associated with third party liability insurance premiums.
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
Sempra LNG has an agreement to supply LNG to Sempra Mexico’s ECA Regas Facility. Although the LNG sale and purchase agreement specifies a number of cargoes to be delivered annually, actual cargoes delivered by the supplier have traditionally been significantly lower than the maximum specified under the agreement. As a result, Sempra LNG is contractually required to make monthly indemnity payments to Sempra Mexico for failure to deliver the contracted LNG.
Sempra LNG also recognizes other revenues from:
▪fees related to contractual counterparty obligations for non-delivery of LNG cargoes, as described above; and
▪sales of natural gas and electricity under short-term and long-term contracts and into the spot market and other competitive markets. Revenues include the net realized gains and losses on physical and derivative settlements and net unrealized gains and losses from the change in fair values of the derivatives.

NOTE 4. REGULATORY MATTERS
REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table and discuss them below.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	December 31,
	2020	2019
SDG&E:
Fixed-price contracts and other derivatives	$(53)	$8
Deferred income taxes recoverable (refundable) in rates	22	(108)
Pension and other postretirement benefit plan obligations	50	103
Removal obligations	(2,121)	(2,056)
Environmental costs	56	45
Sunrise Powerlink fire mitigation	121	121
Regulatory balancing accounts(1)(2)
Commodity – electric	72	102
Gas transportation	35	22
Safety and reliability	67	77
Public purpose programs	(158)	(124)
2019 GRC retroactive impacts	56	111
Other balancing accounts	233	106
Other regulatory assets (liabilities), net(2)	72	(153)
Total SDG&E	(1,548)	(1,746)
SoCalGas:
Deferred income taxes refundable in rates	(82)	(203)
Pension and other postretirement benefit plan obligations	417	400
Employee benefit costs	37	44
Removal obligations	(685)	(728)
Environmental costs	36	40
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(56)	(118)
Safety and reliability	335	295
Public purpose programs	(253)	(273)
2019 GRC retroactive impacts	202	400
Other balancing accounts	(58)	(7)
Other regulatory assets (liabilities), net(2)	75	(101)
Total SoCalGas	(32)	(251)
Sempra Mexico:
Deferred income taxes recoverable in rates	80	83
Other regulatory assets	—	6
Total Sempra Energy Consolidated	$(1,500)	$(1,908)
(1)    At December 31, 2020 and 2019, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $139 million and $108 million, respectively, and for SoCalGas was $218 million and $500 million, respectively.
(2)    Includes regulatory assets earning a return.

In the table above:
▪Regulatory assets arising from fixed-price contracts and other derivatives are offset by corresponding liabilities arising from purchased power and natural gas commodity and transportation contracts. The regulatory asset is increased/decreased based on changes in the fair market value of the contracts. It is also reduced as payments are made for commodities and services under these contracts.
▪Deferred income taxes refundable/recoverable in rates are based on current regulatory ratemaking and income tax laws. SDG&E, SoCalGas and Sempra Mexico expect to refund/recover net regulatory liabilities/assets related to deferred income taxes over the lives of the assets that give rise to the related accumulated deferred income tax balances. Regulatory assets and liabilities include excess deferred income taxes resulting from statutory income tax rate changes and certain income tax benefits and expenses associated with flow-through items, which we discuss in Note 8.
▪Regulatory assets/liabilities related to pension and other postretirement benefit plan obligations are offset by corresponding liabilities/assets and are being recovered in rates as the plans are funded.
▪The regulatory asset related to employee benefit costs represents our liability associated with long-term disability insurance that will be recovered from customers in future rates as expenditures are made.
▪Regulatory liabilities from removal obligations represent cumulative amounts collected in rates for future asset removal costs in excess of cumulative amounts incurred (or paid).
▪Regulatory assets related to environmental costs represent the portion of our environmental liability recognized at the end of the period in excess of the amount that has been recovered through rates charged to customers. We expect this amount to be recovered in future rates as expenditures are made.
▪The regulatory asset related to Sunrise Powerlink fire mitigation is offset by a corresponding liability for the funding of a trust to cover the mitigation costs. SDG&E expects to recover the regulatory asset in rates as the trust is funded over a remaining 49-year period.
▪Over- and undercollected regulatory balancing accounts reflect the difference between customer billings and recorded or CPUC-authorized costs, including commodity costs. Depreciation, taxes and return on rate base may also be included in certain accounts. Amounts in the balancing accounts are recoverable (receivable) or refundable (payable) in future rates, subject to CPUC approval. The adopted revenue requirements in the 2019 GRC FD associated with the period from January 1, 2019 through December 31, 2019 are being recovered in rates over a 24-month period that began in January 2020.
Amortization expense on regulatory assets for the years ended December 31, 2020, 2019 and 2018 was $9 million, $7 million and $5 million, respectively, at Sempra Energy Consolidated, $4 million, $3 million and $2 million, respectively, at SDG&E, and $5 million, $4 million and $3 million, respectively, at SoCalGas.
CALIFORNIA UTILITIES
COVID-19 Pandemic Protections
In March 2020, the CPUC required that all energy companies under its jurisdiction, including the California Utilities, take action to implement several emergency customer protection measures to support California customers in light of the COVID-19 pandemic for up to one year. Currently, the customer protection measures are mandatory for all residential and small business customers. In February 2021, the CPUC extended the customer protection measures through June 2021 and may extend them further. Each of the California Utilities was authorized to track and request recovery of incremental costs associated with complying with residential and small business customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from these customers’ failure to pay. The California Utilities expect to pursue recovery of tracked costs in rates in a future CPUC proceeding, which recovery is not assured.
Disconnection OIR
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
2019 General Rate Case
In September 2019, the CPUC issued a final decision in the 2019 GRC approving SDG&E’s and SoCalGas’ test year revenues for 2019 and attrition year adjustments for 2020 and 2021, which was effective retroactively to January 1, 2019. This is the first GRC that includes revenues authorized for risk assessment mitigation phase activities.

The 2019 GRC FD approved a test year 2019 revenue requirement of $1,990 million for SDG&E’s combined operations ($1,590 million for its electric operations and $400 million for its natural gas operations) and $2,770 million for SoCalGas.
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
In January 2020, the CPUC issued a final decision implementing a four-year GRC cycle for California IOUs. The California Utilities were directed to file a petition for modification to revise their 2019 GRC to add two additional attrition years, resulting in a transitional five-year GRC period (2019-2023). The California Utilities filed the petition in April 2020 and requested authorization of their post-test year ratemaking mechanism for two additional years. We subsequently requested an updated increase in the revenue requirement for SDG&E and SoCalGas of approximately $91 million and $150 million, respectively, for 2022, and $104 million and $131 million, respectively, for 2023, reflecting certain adjustments. These amounts include revenues for both O&M and capital cost attrition. In June 2020, the CPUC issued a ruling to further clarify the issues for review in the California Utilities’ petition, which are mainly whether the proposed revenue requirements and mechanisms for the two proposed additional attrition years are just and reasonable. In September 2020, the California Utilities filed a status report to summarize positions on how impacts of the COVID-19 pandemic should be incorporated into the proposed attrition rates. The California Utilities proposed to continue with the adopted attrition mechanism using the second quarter 2020 Global Insight utility cost forecast, which incorporates impacts of the COVID-19 pandemic. Intervenors have proposed other alternatives, including using escalation factors based on the Consumer Price Index. We expect a proposed decision in the first quarter of 2021.
The 2019 GRC FD approved the California Utilities’ establishment of two-way liability insurance premium balancing accounts, including wildfire insurance premium costs based on a specific level of coverage. The 2019 GRC FD also permits the California Utilities to seek recovery of additional liability insurance coverage.
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
CPUC Cost of Capital
In December 2019, the CPUC approved the cost of capital and rate structures (shown in the table below) for SDG&E and SoCalGas that became effective on January 1, 2020 and will remain in effect through December 31, 2022. SDG&E did not propose a 2020 cost of preferred equity in this proceeding. In January 2020, SDG&E filed an advice letter to continue the cost of preferred equity for test year 2020 at 6.22%, which the CPUC approved in March 2020.

CPUC AUTHORIZED COST OF CAPITAL AND RATE STRUCTURE

SDG&E				SoCalGas
Authorized weighting	Return on rate base	Weighted return on rate base		Authorized weighting	Return on rate base	Weighted return on rate base
45.25%	4.59%	2.08%	Long-Term Debt	45.60%	4.23%	1.93%
2.75	6.22	0.17	Preferred Equity	2.40	6.00	0.14
52.00	10.20	5.30	Common Equity	52.00	10.05	5.23
100.00%		7.55%		100.00%		7.30%
The CCM was reauthorized in the 2020 cost of capital proceeding to continue through 2022. SDG&E’s CCM benchmark rate is 4.498%, based on Moody’s Baa- utility bond index, and SoCalGas’ CCM benchmark rate is 4.029%, based on Moody’s A- utility bond index. The index applicable to each utility is based on each utility’s credit rating. The CCM benchmark rates for SDG&E and SoCalGas are the basis of comparison to determine if future measurement periods “trigger” the CCM. For the 12 months ended September 2020, the first “CCM Period,” the trigger did not occur for SDG&E or SoCalGas. The next CCM Period is from October 2020 to September 2021. The CCM, if triggered in 2021, would be effective January 1, 2022, and would automatically update the authorized cost of debt based on actual costs and update the authorized ROE upward or downward by one-half of the difference between the CCM benchmark and the applicable 12-month average Moody’s utility bond index.
SDG&E
FERC Rate Matters and Cost of Capital
SDG&E files separately with the FERC for its authorized ROE on FERC-regulated electric transmission operations and assets.
SDG&E’s TO4 ROE of 10.05% was the basis of SDG&E’s FERC-related revenue recognition until March 2020, when the FERC approved the settlement terms that SDG&E and all settling parties reached in October 2019 on SDG&E’s TO5 filing. The settlement agreement provided for a ROE of 10.60%, consisting of a base ROE of 10.10% plus an additional 50 bps for participation in the California ISO. If the FERC issues an order ruling that California IOUs are no longer eligible for the additional California ISO ROE, SDG&E would refund the additional 50 bps of ROE associated with the California ISO as of the refund effective date (June 1, 2019) in this proceeding. The TO5 term is effective June 1, 2019 and shall remain in effect indefinitely, with parties having the annual right to terminate the agreement beginning in 2022. In 2020, SDG&E recorded retroactive revenues of $12 million related to 2019, and additional FERC revenues of $17 million to conclude a rate base matter, net of certain refunds to be paid to CPUC-jurisdictional customers.
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
Pursuant to the CPUC ruling, intervenors representing ratepayers have questioned SDG&E’s management of the program and alleged that certain program expenditures did not benefit the purpose of the program. As a result of the inquiry, SDG&E voluntarily expanded its review to include the program year 2019. Based on this review and discussions with intervenors, SDG&E concluded that some concessions were appropriate, which include refunding certain costs and certain performance-based incentives to customers and incurring a fine. Accordingly, in the year ended December 31, 2020, SDG&E reduced revenues by $51 million and recorded a fine of $6 million in Other (Expense) Income, Net, on the SDG&E and Sempra Energy Consolidated Statements of Operations. The after-tax impact for the year ended December 31, 2020 was $44 million. In October 2020, SDG&E executed a settlement agreement with intervenors consistent with these concessions. We expect CPUC approval of the settlement agreement in 2021.
SOCALGAS
OSCs – Energy Efficiency and Advocacy
In October 2019, the CPUC issued an OSC to determine whether SoCalGas should be sanctioned for violation of certain CPUC code sections and orders. The OSC stemmed from approximately 40 days and $9,000 of transitional energy efficiency (EE) codes and standards advocacy activities undertaken by SoCalGas in 2018, following a CPUC decision disallowing SoCalGas’ future engagement in EE statewide codes and standards advocacy.
In December 2019, the CPUC issued a second OSC to determine whether SoCalGas is entitled to the EE program’s shareholder incentives for codes and standards advocacy in 2016 and 2017, whether its shareholders should bear the costs of those advocacy activities, and to address whether any other remedies are appropriate. The scope of this OSC was later expanded to include EE program years 2014 and 2015, and SoCalGas’ engagement with local governments on proposed reach codes.
Intervenors in these OSCs have suggested the CPUC order various financial and non-financial penalties. If the CPUC were to assess fines or penalties on SoCalGas associated with these OSCs, they could be material. We expect CPUC decisions on these OSCs in the first half of 2021.
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
ACQUISITIONS
Sempra Texas Utilities
TTHC
In February 2020, STIH acquired an additional indirect, 0.1975% interest in Oncor through its acquisition of a 1% interest in TTHC from Hunt Strategic Utility Investment, L.L.C. (Hunt), including notes receivable due from TTHC with an aggregate outstanding balance of approximately $6 million, for a total purchase price of approximately $23 million in cash, bringing Sempra Energy’s indirect ownership interest in Oncor to approximately 80.45%. TTHC indirectly owns 100% of TTI, which owns 19.75% of Oncor’s outstanding membership interests. At the acquisition date, we determined the fair value of the notes receivable was $7 million based on a discounted cash flow model, and attributed $16 million to the investment in TTHC, which we recorded as an equity method investment.
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
Oncor Holdings
In March 2018, Sempra Energy completed the acquisition of an indirect, 100% interest in Oncor Holdings, which owned 80.03% of Oncor, and other EFH assets and liabilities unrelated to Oncor. We paid consideration of $9.45 billion in cash and an additional $31 million representing an adjustment for dividends and payments pursuant to a tax sharing agreement with Oncor and Oncor Holdings. Also in March 2018, in a separate transaction, Sempra Energy, through its interest in Oncor Holdings, acquired an additional 0.22% of the outstanding membership interests in Oncor from Oncor Management Investment LLC for $26 million in cash, bringing Sempra Energy’s indirect ownership in Oncor to 80.25%. TTI continues to own 19.75% of Oncor’s outstanding membership interest.
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
The total purchase price paid was comprised of the following:
▪$9,450 million of merger consideration;
▪$31 million adjustment for dividends and payments pursuant to a tax sharing agreement with Oncor and Oncor Holdings;
▪$26 million paid in a separate transaction to acquire an additional 0.22% of the outstanding membership interests in Oncor from Oncor Management Investment LLC; and
▪$59 million of transaction costs included in the basis of our investment in Oncor Holdings.
We accounted for the merger as an asset acquisition, as the equity method investment in Oncor Holdings represents substantially all of the fair value of the gross assets acquired. Other EFH assets and liabilities unrelated to Oncor that were acquired have been subsumed into our parent organization, Parent and other. The following table sets forth the allocation of the total purchase price paid to the identifiable assets acquired and liabilities assumed.

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
(1)    As adjusted for post-closing items.

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
In May 2019, Oncor completed the acquisition of 100% of the issued and outstanding shares of InfraREIT and 100% of the limited partnership units of its subsidiary, InfraREIT Partners, LP. Oncor paid consideration of $1,275 million, or $21 per share, plus certain transaction costs incurred by InfraREIT and its subsidiaries and paid by Oncor on their behalf, including $40 million for a management agreement termination fee. Oncor received a total of $1,330 million in capital contributions from Sempra Energy and certain indirect equity holders of TTI, proportionate to their respective ownership interest in Oncor, to fund the purchase price and certain expenses.
As part of Oncor’s acquisition of interests in InfraREIT, immediately prior to closing the InfraREIT acquisition, SDTS accepted and assumed certain assets and liabilities of Sharyland Utilities, LP in exchange for certain SDTS assets. SDTS received real property and other assets used in the electric transmission and distribution business in Central, North and West Texas, as well as the equity interests in GS Project Entity, LLC (a wholly owned subsidiary of Sharyland Utilities, LP), and Sharyland Utilities, LP received real property and other assets used in the electric transmission and distribution business near the Texas-Mexico border. Immediately prior to the completion of the exchange, SDTS became a wholly owned, indirect subsidiary of InfraREIT Partners, LP.
Sharyland Holdings
In May 2019, Sempra Energy acquired an indirect, 50% interest in Sharyland Holdings for $95 million (net of $7 million in post-closing adjustments). In connection with and prior to the consummation of the acquisition, Sharyland Holdings owned 100% of the membership interests in Sharyland Utilities, LP and Sharyland Utilities, LP converted into a limited liability company, named Sharyland Utilities, L.L.C. We account for our indirect, 50% interest in Sharyland Holdings as an equity method investment.
Sempra South American Utilities
Compañía Transmisora del Norte Grande S.A.
In December 2018, Chilquinta Energía acquired a 100% interest in Compañía Transmisora del Norte Grande S.A. through a sales and purchase agreement with AES Gener S.A. and its subsidiary Sociedad Eléctrica Angamos S.A. We completed the acquisition for a purchase price of $226 million and paid $208 million (net of $18 million cash acquired) with available cash on hand at our former Sempra South American Utilities segment, which is presented in and was included as part of the sale of discontinued operations.
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
PENDING ACQUISITION
Sempra Mexico
ESJ
In February 2021, IEnova agreed to acquire Saavi Energía’s 50% interest in ESJ for approximately $83 million. At December 31, 2020, IEnova owned a 50% interest in ESJ, which is accounted for as an equity method investment. Upon completion of the acquisition, IEnova will own 100% of ESJ and will consolidate it. ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E. ESJ is constructing a second wind power generation facility, which we expect will be completed in late 2021 or in the first quarter of 2022 and will have a nameplate capacity of 108 MW. We expect to complete the acquisition in the first half of 2021, subject to various closing conditions, including authorizations from the FERC and COFECE.
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

Sempra LNG
In February 2019, Sempra LNG completed the sale of its non-utility natural gas storage assets in the southeast U.S. (comprised of Mississippi Hub and Bay Gas), which we classified as held for sale at December 31, 2018, and received cash proceeds of $322 million, net of transaction costs. In January 2019, Sempra LNG completed the sale of other non-utility assets for $5 million.
Sempra Renewables
In December 2018, Sempra Renewables completed the sale of the following assets for cash proceeds of $1.6 billion:
▪its operating solar assets, including assets that we owned through JVs or through tax equity arrangements (other than those interests held by tax equity investors);
▪its solar and battery storage development projects; and
▪its 50% interest in the Broken Bow 2 wind generation facility.
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
In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments for $569 million, net of transaction costs, and recorded a $61 million ($45 million after tax and NCI) gain, which is included in Gain on Sale of Assets on the Sempra Energy Consolidated Statements of Operations. Upon completion of the sale, remaining nominal business activities at Sempra Renewables were subsumed into Parent and other and the Sempra Renewables segment ceased to exist.

DISCONTINUED OPERATIONS
In January 2019, our board of directors approved a plan to sell our South American businesses. We present these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with those businesses as discontinued operations.
In April 2020, we completed the sale of our equity interests in our Peruvian businesses, including our 83.6% interest in Luz del Sur and our interest in Tecsur, to an affiliate of China Yangtze Power International (Hongkong) Co., Limited for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments, and recorded a pretax gain of $2,271 million ($1,499 million after tax).
In June 2020, we completed the sale of our equity interests in our Chilean businesses, including our 100% interest in Chilquinta Energía and Tecnored and our 50% interest in Eletrans, to State Grid International Development Limited for cash proceeds of $2,216 million, net of transaction costs and as adjusted for post-closing adjustments, and recorded a pretax gain of $628 million ($248 million after tax).

In the year ended December 31, 2020, the pretax gains from the sales of our South American businesses are included in Gain on Sale of Discontinued Operations in the table below and the after-tax gains are included in Income from Discontinued Operations, Net of Income Tax, on the Sempra Energy Consolidated Statements of Operations.
Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Years ended December 31,
	2020(1)	2019	2018
Revenues	$570	$1,614	$1,585
Cost of sales	(364)	(1,012)	(1,041)
Gain on sale of discontinued operations	2,899	—	—
Operating expenses	(66)	(159)	(206)
Interest and other	(3)	(11)	(6)
Income before income taxes and equity earnings	3,036	432	332
Income tax expense	(1,186)	(72)	(145)
Equity earnings	—	3	1
Income from discontinued operations, net of income tax	1,850	363	188
Earnings attributable to noncontrolling interests	(10)	(35)	(32)
Earnings from discontinued operations attributable to common shares	$1,840	$328	$156
(1)    Results include activity until deconsolidation of our Peruvian businesses on April 24, 2020 and Chilean businesses on June 24, 2020 and post-closing adjustments related to the sales of these businesses.

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

As a result of the sales of our South American businesses, in 2020, we reclassified $645 million of cumulative foreign currency translation losses from AOCI to Gain on Sale of Discontinued Operations, which is included in Income from Discontinued Operations, Net of Income Tax, on the Sempra Energy Consolidated Statements of Operations.

NOTE 6. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We generally account for investments under the equity method when we have significant influence over, but do not have control of, these entities. Equity earnings and losses, both before and net of income tax, are combined and presented as Equity Earnings on the Consolidated Statements of Operations.
Our equity method investments include various domestic and foreign entities. Our domestic equity method investees are typically partnerships that are pass-through entities for income tax purposes and therefore they do not record income tax. Sempra Energy’s income tax on earnings from these equity method investees, other than Oncor Holdings as we discuss below, is included in Income Tax (Expense) Benefit on the Consolidated Statements of Operations. Our foreign equity method investees are generally corporations whose operations are taxable on a standalone basis in the countries in which they operate, and we recognize our equity in such income or loss net of investee income tax. See Note 8 for information on how equity earnings and losses before income taxes are factored into the calculations of our pretax income or loss and ETR.
We provide the carrying values of our investments and earnings (losses) on these investments in the following tables.

EQUITY METHOD AND OTHER INVESTMENT BALANCES
(Dollars in millions)
	Percent ownership
	December 31,		December 31,
	2020	2019	2020	2019
Sempra Texas Utilities:
Oncor Holdings(1)	100%	100%	$12,440	$11,519
Sempra Texas Utilities:
Sharyland Holdings(2)	50	50	$102	$100
Sempra Mexico:
ESJ(3)	50	50	34	39
IMG JV(4)	40	40	440	337
TAG JV(5)	50	50	378	365
Sempra LNG:
Cameron LNG JV(6)	50.2	50.2	433	1,256
Total other equity method investments			1,387	2,097
Other			1	6
Total other investments			$1,388	$2,103
(1)    The carrying value of our equity method investment is $2,833 million and $2,823 million higher than the underlying equity in the net assets of the investee at December 31, 2020 and 2019, respectively, due to $2,868 million of equity method goodwill and $69 million in basis differences in AOCI, offset by $104 million at December 31, 2020 and $114 million at December 31, 2019 due to a tax sharing liability to TTI under a tax sharing agreement.
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
(6)    The carrying value of our equity method investment is $259 million and $263 million higher than the underlying equity in the net assets of the investee at December 31, 2020 and 2019, respectively, primarily due to guarantees, which we discuss below, interest capitalized on the investment prior to the JV commencing its planned principal operations in August 2019 and amortization of guarantee fees and capitalized interest thereafter.

EARNINGS (LOSSES) FROM EQUITY METHOD INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
EARNINGS (LOSSES) RECORDED BEFORE INCOME TAX(1):
Sempra Texas Utilities:
Sharyland Holdings	$3	$2	$—
Sempra LNG:
Cameron LNG JV	391	24	—
Sempra Renewables:
Wind:
Auwahi Wind	—	—	3
Broken Bow 2 Wind	—	—	(2)
Cedar Creek 2 Wind	—	—	(1)
Flat Ridge 2 Wind(2)	—	(3)	(178)
Fowler Ridge 2 Wind	—	5	3
Mehoopany Wind(2)	—	1	(30)
Solar:
California solar partnership	—	—	8
Copper Mountain Solar 2	—	—	5
Copper Mountain Solar 3	—	—	8
Mesquite Solar 1	—	—	18
Other	—	2	(3)
Parent and other:
RBS Sempra Commodities(2)	(100)	—	(67)
Other	—	(1)	—
	294	30	(236)
EARNINGS RECORDED NET OF INCOME TAX:
Sempra Texas Utilities:
Oncor Holdings	577	526	371
Sempra Mexico:
ESJ	5	2	2
IMG JV	103	9	29
TAG JV	36	13	9
	721	550	411
Total	$1,015	$580	$175
(1)    We provide our ETR calculation in Note 8.
(2)    Losses from equity method investment in 2018 include an other-than-temporary impairment charge, which we discuss below.

We disclose distributions received from our investments, by segment, in the table below.

DISTRIBUTIONS FROM INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Texas Utilities	$286	$246	$149
Sempra Mexico	8	2	—
Sempra LNG	1,168	—	—
Sempra Renewables	—	1	63
Parent and other	—	7	—
Total	$1,462	$256	$212

At December 31, 2020 and 2019, our share of the undistributed earnings of equity method investments was $1.1 billion and $634 million, respectively, including $792 million at December 31, 2020 in undistributed earnings from investments for which we have more than 50% equity interests.

SEMPRA TEXAS UTILITIES
Oncor Holdings
As we discuss in Note 5, in March 2018, we completed the acquisition of an indirect, 100% interest in Oncor Holdings, which owns an 80.25% interest in Oncor. Sempra Energy does not control Oncor Holdings or Oncor, and the ring-fencing measures, governance mechanisms and commitments in effect limit our ability to direct the management, policies and operations of Oncor Holdings and Oncor, including the deployment or disposition of their assets, declarations of dividends, strategic planning and other important corporate issues and actions. We also have limited representation on the Oncor Holdings and Oncor boards of directors. As we do not have the power to direct the significant activities of Oncor Holdings and Oncor, we account for our 100% ownership interest in Oncor Holdings as an equity method investment.
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
We provide summarized income statement and balance sheet information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Year ended December 31,		March 9 - December 31,
	2020	2019	2018
Operating revenues	$4,511	$4,347	$3,347
Operating expense	(3,224)	(3,135)	(2,434)
Income from operations	1,287	1,212	913
Interest expense	(405)	(375)	(285)
Income tax expense	(146)	(131)	(119)
Net income	703	643	455
Noncontrolling interest held by TTI	(141)	(129)	(94)
Earnings attributable to Sempra Energy	562	514	360

		At December 31,
		2020	2019
Current assets		$1,045	$913
Noncurrent assets		28,022	26,012
Current liabilities		1,120	1,626
Noncurrent liabilities		15,611	14,125
Noncontrolling interest held by TTI		2,737	2,473

In 2020 and 2019, Sempra Energy contributed $632 million and $1,587 million, respectively, to Oncor Holdings, including $1,067 million in 2019 to fund Oncor’s May 2019 acquisition of interests in InfraREIT and certain acquisition-related expenses. In 2018, Sempra Energy contributed $230 million in cash to Oncor Holdings.
Sharyland Holdings
As we discuss in Note 5, in May 2019, we acquired an indirect, 50% interest in Sharyland Holdings, which owns a 100% interest in Sharyland Utilities, for $95 million, net of $7 million in post-closing adjustments, which we account for as an equity method investment. In 2019, we invested cash of $3 million in Sharyland Holdings.

SEMPRA MEXICO
ESJ
As we discuss in Note 5, in February 2021, IEnova agreed to acquire Saavi Energía’s 50% interest in ESJ for approximately $83 million. At December 31, 2020, IEnova owned a 50% interest in ESJ, which is accounted for as an equity method investment. Upon completion of the acquisition, IEnova will own 100% of ESJ and will consolidate it. We expect to complete the acquisition in the first half of 2021, subject to various closing conditions, including authorizations from the FERC and COFECE.
IMG JV
IEnova has a 40% interest in IMG JV, a JV with a subsidiary of TC Energy, and accounts for its interest as an equity method investment. IMG JV owns and operates the Sur de Texas-Tuxpan natural gas marine pipeline, which is fully contracted under a 35-year natural gas transportation service contract with the CFE and commenced commercial operation in September 2019. In 2018, Sempra Mexico invested cash of $80 million in IMG JV.
SEMPRA LNG
Cameron LNG JV
Cameron LNG JV was formed in October 2014 among Sempra Energy and three project partners, TOTAL SE, Mitsui & Co., Ltd., and Japan LNG Investment, LLC, a company jointly owned by Mitsubishi Corporation and Nippon Yusen Kabushiki Kaisha. We account for our 50.2% investment in Cameron LNG JV under the equity method.
Cameron LNG JV operates a three-train natural gas liquefaction export facility with a nameplate capacity of 13.9 Mtpa of LNG, with an export capacity of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. Cameron LNG JV achieved commercial operations of Train 1, Train 2 and Train 3 under its tolling agreements in August 2019, February 2020 and August 2020, respectively. Prior to commencing full commercial operation, Sempra LNG capitalized interest of $33 million in 2019 and $47 million in 2018 related to this equity method investment. In 2020, 2019 and 2018, Sempra LNG contributed $54 million, $77 million and $228 million, respectively, to Cameron LNG JV.
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
The Loan Facility Agreements and related finance documents provide senior secured term loans with a maturity date of July 15, 2030. The proceeds of the loans were used for financing the cost of development and construction of the three-train Cameron LNG project. The Loan Facility Agreements and related finance documents contain customary representations and affirmative and negative covenants for project finance facilities of this kind with the lenders of the type participating in the Cameron LNG JV financing.
In December 2019, Cameron LNG JV refinanced the commercial bank portion of the Loan Facility Agreements not covered by NEXI with $3.0 billion of senior secured notes issued in a private placement bond offering. The senior secured notes bear interest at a weighted-average fixed rate of 3.39% at December 31, 2020 with a weighted-average tenor of 15.4 years.
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
Guarantees. In August 2014 and December 2019, Sempra Energy entered into agreements for the benefit of all of Cameron LNG JV’s creditors under the original Loan Facility Agreements and the newly issued senior secured notes, respectively. Pursuant to these agreements, Sempra Energy has severally guaranteed 50.2% of Cameron LNG JV’s obligations under the original Loan Facility Agreements and the newly issued senior secured notes, or a maximum amount of $4.0 billion. Guarantees for the remaining 49.8% of Cameron LNG JV’s senior secured financing have been provided by the other project owners. Sempra Energy’s agreements and guarantees will terminate upon financial completion of the three-train liquefaction project, which is subject to satisfaction of certain conditions, including all three trains achieving commercial operations and meeting certain operational performance tests that are currently underway. We expect the project to achieve financial completion and the guarantees to be terminated in the first half of 2021, but this timing could be delayed, perhaps substantially, if these operational performance tests are not completed due to weather-related events, other events or other factors beyond our control. Sempra Energy recorded a liability of $82 million in October 2014 for the fair value of its obligations associated with the original Loan Facility Agreements, which constitute guarantees. This liability was fully amortized at December 31, 2019. Sempra Energy recorded a liability of $3 million in December 2019, with an associated carrying value of $1 million at December 31, 2020, for the fair value of its obligations associated with Cameron LNG JV’s newly issued senior secured notes, which also constitute guarantees. This liability will be reduced on a straight-line basis over the duration of the guarantees by decreasing our investment in Cameron LNG JV.
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
Events of Default. Cameron LNG JV’s Loan Facility Agreements and related finance documents contain events of default customary for such financings, including events of default for: failure to pay principal and interest on the due date; insolvency of Cameron LNG JV; abandonment of the project; expropriation; unenforceability or termination of the finance documents; and a failure to achieve financial completion of the project by a financial completion deadline date of September 30, 2021 (with up to an additional 365 days extension beyond such date permitted in cases of force majeure). A delay that results in failure to achieve financial completion by September 30, 2021 would result in an event of default under Cameron LNG JV’s financing agreements and a potential demand of up to $4.0 billion on Sempra Energy’s guarantees. Further, pursuant to the financing agreements, Cameron LNG JV is restricted from making distributions to its project owners, including Sempra LNG, from January 1, 2021 until the earlier of September 30, 2021 and the achievement of financial completion.
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
Sempra Energy’s $753 million proportionate share of the affiliate loans, based on its 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of eight banks (the bank debt) to whom Sempra Energy has provided a guarantee pursuant to a Support Agreement. Under the terms of the Support Agreement, Sempra Energy has severally guaranteed repayment of the bank debt plus accrued and unpaid interest if CFIN fails to pay the external lenders. Additionally, the external lenders may exercise an option to put the bank debt to Sempra Energy on every one-year anniversary of the closing of the affiliate loans, as well as upon the occurrence of certain events, including a failure by CFIN to meet its payment obligations under the bank debt. In addition, some or all of the bank debt will be transferred by each external lender back to Sempra Energy on the five-year anniversary of the affiliate loans, unless the external lenders elect to waive their transfer rights six months prior to the five-year anniversary of the affiliate loans. Sempra Energy also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time. The Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Energy. In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra Energy’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra LNG will recognize as interest income as earned. Sempra Energy’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 12). At December 31, 2020, the fair value of the Support Agreement was $3 million, of which $7 million is included in Other Current Assets offset by $4 million included in Deferred Credits and Other on the Sempra Energy Consolidated Balance Sheet.
SEMPRA RENEWABLES
As a result of the plan of sale, Sempra Renewables recorded an other-than-temporary impairment on certain of its wind equity method investments totaling $200 million in 2018, which is included in Equity Earnings on Sempra Energy’s Consolidated Statement of Operations. Sempra Renewables completed the sales of all its operating solar assets, including its solar equity method investments and one wind equity method investment, in December 2018 and its remaining wind assets and investments in April 2019. We discuss these divestitures further in Note 5.
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
In September 2018, we fully impaired our remaining equity method investment in RBS Sempra Commodities by recording a charge of $65 million in Equity Earnings on Sempra Energy’s Consolidated Statement of Operations. In 2020, we recorded a charge of $100 million in Equity Earnings on Sempra Energy’s Consolidated Statement of Operations for losses from our investment in RBS Sempra Commodities. We recognized a corresponding liability of $25 million in Other Current Liabilities and $75 million in Deferred Credits and Other for our share of estimated losses in excess of the carrying value of our equity method investment. We discuss matters related to RBS Sempra Commodities further in “Other Litigation” in Note 16.
SUMMARIZED FINANCIAL INFORMATION
We present summarized financial information below, aggregated for all other equity method investments (excluding Oncor Holdings) for the periods in which we were invested in the entities. The amounts below represent the results of operations and aggregate financial position of 100% of each of Sempra Energy’s other equity method investments.

SUMMARIZED FINANCIAL INFORMATION – OTHER EQUITY METHOD INVESTMENTS
(Dollars in millions)
	Years ended December 31,
	2020	2019(1)	2018(2)
Gross revenues	$2,341	$798	$706
Operating expense	(706)	(372)	(609)
Income from operations	1,635	426	97
Interest expense	(514)	(401)	(322)
Net income (loss)/Earnings (losses)(3)	1,132	85	(36)

	At December 31,
	2020	2019(1)
Current assets	$1,035	$1,124
Noncurrent assets	15,304	15,039
Current liabilities	1,342	1,232
Noncurrent liabilities	12,863	11,438
(1)    On April 22, 2019, Sempra Renewables sold its remaining wind assets and investments. As of April 22, 2019, these wind assets and investments are no longer equity method investments.
(2)    On December 13, 2018, Sempra Renewables sold all its operating solar assets, including its solar equity method investments, and its 50% interest in the Broken Bow 2 wind power generation facility. As of December 13, 2018, the solar equity method investments and Broken Bow 2 are no longer equity method investments.
(3)    Except for our investments in Mexico, there was no income tax recorded by the entities, as they are primarily domestic partnerships.

NOTE 7. DEBT AND CREDIT FACILITIES
LINES OF CREDIT
Primary U.S. Committed Lines of Credit
At December 31, 2020, Sempra Energy Consolidated had an aggregate capacity of $6.7 billion in four primary U.S. committed lines of credit, which provide liquidity and support commercial paper.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	At December 31, 2020
	Total facility	Commercial paper outstanding(1)	Available unused credit
Sempra Energy(2)	$1,250	$—	1,250
Sempra Global	3,185	—	3,185
SDG&E(3)	1,500	—	1,500
SoCalGas(3)(4)	750	(113)	637
Total	$6,685	$(113)	$6,572
(1)    Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
(2)    The facility also provides for issuance of $200 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra Energy has the right to increase the letter of credit commitment up to $500 million. No letters of credit were outstanding at December 31, 2020.
(3)    The facility also provides for issuance of $100 million of letters of credit on behalf of the borrowing utility with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the borrowing utility has the right to increase the letter of credit commitment up to $250 million. No letters of credit were outstanding at December 31, 2020.
(4)    Commercial paper outstanding is before reductions of a negligible amount of unamortized discount.

The principal terms of the primary U.S. committed lines of credit in the table above include the following:
▪Each is a 5-year syndicated revolving credit agreement expiring in May 2024.
▪Citibank N.A. serves as administrative agent for the Sempra Energy and Sempra Global facilities and JPMorgan Chase Bank, N.A. serves as administrative agent for the SDG&E and SoCalGas facilities.
▪Each facility has a syndicate of 23 lenders. No single lender has greater than a 6% share in any facility.
▪Borrowings bear interest at benchmark rates plus a margin that varies with Sempra Energy’s credit ratings in the case of the Sempra Energy and Sempra Global lines of credit, and with the borrowing utility’s credit rating in the case of SDG&E’s and SoCalGas’ lines of credit.
▪Sempra Energy, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At December 31, 2020, each entity was in compliance with this ratio and all other financial covenants under its respective credit facility.
▪Sempra Energy guarantees Sempra Global’s obligations under its credit facility.
Foreign Committed Lines of Credit
Our foreign operations in Mexico have additional committed lines of credit aggregating $1.8 billion at December 31, 2020. The principal terms of these credit facilities are described below.

FOREIGN COMMITTED LINES OF CREDIT
(U.S. dollar equivalent in millions)
	December 31, 2020
Expiration date of facility	Total facility	Amounts outstanding	Available unused credit
February 2024(1)	$1,500	$(392)	$1,108
September 2021(2)	280	(280)	—
Total	$1,780	$(672)	$1,108
(1)    Five-year revolving credit facility with a syndicate of 10 lenders. Borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 80 bps.
(2)    Two-year revolving credit facility with The Bank of Nova Scotia. Borrowings may be made for up to two years from September 23, 2019 in U.S. dollars. Borrowings bear interest at a per annum rate equal to 3-month LIBOR plus 54 bps.

In addition to its committed lines of credit, in October 2020, IEnova entered into a three-year $20 million uncommitted revolving credit facility with Scotiabank Inverlat S.A. (borrowings may be made in either U.S. dollars or Mexican pesos) and a three-year $100 million uncommitted revolving credit facility with The Bank of Nova Scotia (borrowings may only be made in U.S. dollars). At December 31, 2020, available unused credit on these lines was $20 million.
Letters of Credit
Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At December 31, 2020, we had approximately $508 million in standby letters of credit outstanding under these agreements.
TERM LOAN
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

WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on the total short-term debt at December 31, 2020 and 2019 were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	December 31,
	2020	2019
Sempra Energy Consolidated	0.83%	2.31%
SDG&E	—	1.97
SoCalGas	0.14	1.86

LONG-TERM DEBT
The following tables show the detail and maturities of long-term debt outstanding:

LONG-TERM DEBT AND FINANCE LEASES
(Dollars in millions)
	December 31,
	2020	2019
SDG&E:
First mortgage bonds (collateralized by plant assets):
3% August 15, 2021	$350	$350
1.914% payable 2015 through February 2022	53	89
3.6% September 1, 2023	450	450
2.5% May 15, 2026	500	500
6% June 1, 2026	250	250
1.7% October 1, 2030	800	—
5.875% January and February 2034(1)	—	176
5.35% May 15, 2035	250	250
6.125% September 15, 2037	250	250
4% May 1, 2039(1)	—	75
6% June 1, 2039	300	300
5.35% May 15, 2040	250	250
4.5% August 15, 2040	500	500
3.95% November 15, 2041	250	250
4.3% April 1, 2042	250	250
3.75% June 1, 2047	400	400
4.15% May 15, 2048	400	400
4.1% June 15, 2049	400	400
3.32% April 15, 2050	400	—
	6,053	5,140
Other long-term debt (uncollateralized):
Variable rate (0.95% at December 31, 2020) 364-day term loan March 18, 2021(1)	200	—
Finance lease obligations:
Purchased-power contracts	1,237	1,255
Other	39	15
	1,476	1,270
	7,529	6,410
Current portion of long-term debt	(611)	(56)
Unamortized discount on long-term debt	(13)	(12)
Unamortized debt issuance costs	(39)	(36)
Total SDG&E	6,866	6,306

SoCalGas:
First mortgage bonds (collateralized by plant assets):
3.15% September 15, 2024	$500	$500
3.2% June 15, 2025	350	350
2.6% June 15, 2026	500	500
2.55% February 1, 2030	650	—
5.75% November 15, 2035	250	250
5.125% November 15, 2040	300	300
3.75% September 15, 2042	350	350
4.45% March 15, 2044	250	250
4.125% June 1, 2048	400	400
4.3% January 15, 2049	550	550
3.95% February 15, 2050	350	350
	4,450	3,800
Other long-term debt (uncollateralized):
Notes at variable rates (0.57% at December 31, 2020) September 14, 2023(1)	300	—
1.875% Notes May 14, 2026(1)	4	4
5.67% Notes January 18, 2028	5	5
Finance lease obligations	54	19
	363	28
	4,813	3,828
Current portion of long-term debt	(10)	(6)
Unamortized discount on long-term debt	(8)	(7)
Unamortized debt issuance costs	(32)	(27)
Total SoCalGas	4,763	3,788

LONG-TERM DEBT AND FINANCE LEASES (CONTINUED)
(Dollars in millions)
	December 31,
	2020	2019
Sempra Energy:
Other long-term debt (uncollateralized):
2.4% Notes February 1, 2020	—	500
2.4% Notes March 15, 2020	—	500
2.85% Notes November 15, 2020	—	400
Notes at variable rates (2.50% at December 31, 2019) January 15, 2021(1)	—	700
Notes at variable rates (3.069% after floating-to-fixed rate swaps effective 2019) March 15, 2021	850	850
2.875% Notes October 1, 2022	500	500
2.9% Notes February 1, 2023	500	500
4.05% Notes December 1, 2023	500	500
3.55% Notes June 15, 2024	500	500
3.75% Notes November 15, 2025	350	350
3.25% Notes June 15, 2027	750	750
3.4% Notes February 1, 2028	1,000	1,000
3.8% Notes February 1, 2038	1,000	1,000
6% Notes October 15, 2039	750	750
4% Notes February 1, 2048	800	800
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758
Sempra Mexico
Other long-term debt (uncollateralized unless otherwise noted):
6.3% Notes February 2, 2023 (4.124% after cross-currency swap effective 2013)	197	207
Notes at variable rates (4.88% after floating-to-fixed rate swaps effective 2014), payable 2016 through December 2026, collateralized by plant assets	196	237
3.75% Notes January 14, 2028	300	300
Bank loans including $234 at a weighted-average fixed rate of 6.87%, $130 at variable rates (weighted-average rate of 6.54% after floating-to-fixed rate swaps effective 2014) and $34 at variable rates (3.45% at December 31, 2020), payable 2016 through March 2032, collateralized by plant assets	398	423
4.875% Notes January 14, 2048	540	540
Loan at variable rates (5.75% at December 31, 2019) July 31, 2028(1)	—	11
Loan at variable rates (4.0275% after floating-to-fixed rate swap effective 2019) payable 2022 through November 2034(1)	200	200
4.75% notes January 15, 2051	800	—
Loan at variable rates (2.38% after floating-to-fixed rate swap effective 2020) payable November 2034(1)	100	—
2.90% loan November 15, 2034(1)	241	—
Sempra LNG
Other long-term debt (uncollateralized):
Notes at 2.87% to 3.51% October 1, 2026(1)	—	22
Loan at variable rates (2.82% at December 31, 2020) December 9, 2025(1)	17	—
	11,247	12,298
Current portion of long-term debt	(919)	(1,464)
Unamortized discount on long-term debt	(55)	(35)
Unamortized debt issuance costs	(121)	(108)
Total other Sempra Energy	10,152	10,691
Total Sempra Energy Consolidated	$21,781	$20,785
(1)    Callable long-term debt not subject to make-whole provisions.

MATURITIES OF LONG-TERM DEBT(1)
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra Energy	Total Sempra Energy Consolidated
2021	$585	$—	$919	$1,504
2022	18	—	583	601
2023	450	300	1,281	2,031
2024	—	500	564	1,064
2025	—	350	461	811
Thereafter	5,200	3,609	7,439	16,248
Total	$6,253	$4,759	$11,247	$22,259
(1)    Excludes finance lease obligations, discounts, and debt issuance costs.

Various long-term obligations totaling $11.2 billion at Sempra Energy Consolidated at December 31, 2020 are unsecured. This includes unsecured long-term obligations totaling $200 million at SDG&E and $309 million at SoCalGas.
Callable Long-Term Debt
At the option of Sempra Energy, SDG&E and SoCalGas, certain debt at December 31, 2020 is callable subject to premiums:

CALLABLE LONG-TERM DEBT
(Dollars in millions)
	SDG&E	SoCalGas	Other Sempra Energy	Total Sempra Energy Consolidated
Not subject to make-whole provisions	$200	$304	$1,299	$1,803
Subject to make-whole provisions	6,053	4,450	8,503	19,006
First Mortgage Bonds
The California Utilities issue first mortgage bonds secured by a lien on utility plant assets. The California Utilities may issue additional first mortgage bonds if in compliance with the provisions of their bond agreements (indentures). These indentures require, among other things, the satisfaction of pro forma earnings-coverage tests on first mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds, after giving effect to prior bond redemptions. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of additional first mortgage bonds of $6.5 billion at SDG&E and $1.2 billion at SoCalGas at December 31, 2020.
SDG&E
In September 2020, SDG&E issued $800 million of 1.70% first mortgage bonds maturing in 2030 and received proceeds of $792 million (net of debt discount, underwriting discounts and debt issuance costs of $8 million). SDG&E used a portion of the proceeds from the offering to redeem $176 million, prior to a scheduled maturity in 2034, and $75 million, prior to a scheduled maturity in 2039, of tax-exempt industrial development revenue refunding bonds in December 2020. SDG&E used the remaining proceeds for general corporate purposes, including repayment of commercial paper.
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
Other Long-Term Debt
Sempra Energy
In October 2020, Sempra Energy redeemed $700 million of floating-rate notes, prior to a scheduled maturity in January 2021, utilizing a portion of the proceeds received from the sales of our South American businesses.
SDG&E
In March 2020, SDG&E borrowed $200 million under a 364-day term loan, which has a maturity date of March 18, 2021 with an option to extend the maturity date to September 17, 2021, subject to receiving the consent of the lenders. Borrowings bear interest at benchmark rates plus 80 bps (0.95% at December 31, 2020). The term loan provides SDG&E with additional liquidity outside of its committed line of credit. SDG&E classified this term loan as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis by issuing long-term debt. At December 31, 2020, this term loan was included in Current Portion of Long-Term Debt and Finance Leases on SDG&E’s and Sempra Energy’s Consolidated Balance Sheets.
In the first quarter of 2020, SDG&E borrowed $200 million from its line of credit and classified it as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. In the second quarter of 2020, SDG&E repaid these borrowings with proceeds from the issuance of first mortgage bonds, which we discuss above.
SoCalGas
In September 2020, SoCalGas issued $300 million of senior unsecured floating rate notes maturing in 2023 and received proceeds of $298 million (net of underwriting discounts and debt issuance costs of $2 million). The notes bear interest at a per annum rate equal to the 3-month LIBOR rate (or, under certain circumstances, a benchmark replacement rate), reset quarterly, plus 35 bps. SoCalGas may, at its option, redeem some or all of the floating rate notes at any time on or after March 14, 2021 at a redemption price equal to 100% of the principal amount of, plus accrued and unpaid interest on, the notes being redeemed. SoCalGas used the proceeds from the offering for general corporate purposes, including repayment of commercial paper.
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
Sempra LNG
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement with a syndicate of nine banks for an aggregate principal amount of up to $1.6 billion, of which $17 million was outstanding as of December 31, 2020. Proceeds from the loan are being used to finance the cost of development and construction of a one-train natural gas liquefaction export facility with a name-plate capacity of 3.25 Mtpa and initial offtake capacity of approximately 2.5 Mtpa. The loan matures in December 2025 and bears interest at a weighted-average blended rate of 2.70% plus a benchmark interest rate per annum equal to (a) the LIBOR for such interest period divided by (b) one minus the Eurodollar Reserve Percentage; provided that in no event shall the benchmark at any time be less than 0% per annum. ECA LNG Phase 1 may elect for each calendar quarter (i) three successive interest periods of one month or (ii) a single interest period of three months. Sempra Energy, IEnova and TOTAL SE have provided guarantees for repayment of the loans plus accrued and unpaid interest based on their proportionate ownership interest in ECA LNG Phase 1 of 41.7%, 41.7% and 16.6%, respectively. The effective interest rate of the loan is based on the interest payments made to external lenders and guarantee payments made to TOTAL SE as a guarantor.
As we discuss in “Shareholders’ Equity and Noncontrolling Interests – Other Noncontrolling Interests – Sempra LNG” in Note 14, notes payable totaling $22 million due October 1, 2026 were converted to equity by the minority partner in Liberty Gas Storage LLC and are no longer outstanding.

NOTE 8. INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$249	$315	$(49)

Income from continuing operations before income taxes and equity earnings	$1,489	$1,734	$714
Equity earnings (losses), before income tax(1)	294	30	(236)
Pretax income	$1,783	$1,764	$478

Effective income tax rate	14%	18%	(10)%
SDG&E:
Income tax expense	$190	$171	$173
Income before income taxes	$1,014	$945	$849
Effective income tax rate	19%	18%	20%
SoCalGas:
Income tax expense	$96	$120	$92
Income before income taxes	$601	$762	$493
Effective income tax rate	16%	16%	19%
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
We record income tax (expense) benefit from the transactional effects of foreign currency and inflation. Such effects are offset by net gains (losses) from foreign currency derivatives that are hedging Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova.
We present in the table below reconciliations of net U.S. statutory federal income tax rates to our ETRs.

RECONCILIATION OF FEDERAL INCOME TAX RATES TO EFFECTIVE INCOME TAX RATES

	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated:
U.S. federal statutory income tax rate	21%	21%	21%
Utility depreciation	3	3	12
Non-U.S. earnings taxed at rates different from the U.S. statutory income tax rate(1)	2	3	10
State income taxes, net of federal income tax benefit	1	2	(8)
Impairment losses	1	—	(32)
Effects of the TCJA	—	—	9
Unrecognized income tax benefits	—	—	4
Noncontrolling interests in tax equity arrangements	—	—	3
Resolution of prior years’ income tax items	—	—	(1)
Excess deferred income taxes outside of ratemaking	—	(4)	—
Compensation-related items	(1)	—	3
Valuation allowances	(1)	—	—
Allowance for equity funds used during construction	(1)	(1)	(4)
Amortization of excess deferred income taxes	(1)	(1)	(4)
Tax credits	(1)	(2)	(10)
Foreign exchange and inflation effects(2)	(3)	4	6
Utility self-developed software expenditures	(3)	(2)	(7)
Utility repairs expenditures	(4)	(3)	(13)
Other, net	1	(2)	1
Effective income tax rate	14%	18%	(10)%
SDG&E:
U.S. federal statutory income tax rate	21%	21%	21%
State income taxes, net of federal income tax benefit	5	6	5
Depreciation	3	3	3
Excess deferred income taxes outside of ratemaking	—	(3)	—
Amortization of excess deferred income taxes	(1)	(1)	(1)
Allowance for equity funds used during construction	(2)	(1)	(2)
Repairs expenditures	(3)	(3)	(3)
Self-developed software expenditures	(4)	(3)	(2)
Other, net	—	(1)	(1)
Effective income tax rate	19%	18%	20%
SoCalGas:
U.S. federal statutory income tax rate	21%	21%	21%
Depreciation	5	4	7
State income taxes, net of federal income tax benefit	2	4	2
Nondeductible expenditures	2	—	—
Unrecognized income tax benefits	—	—	4
Compensation-related items	—	—	1
Resolution of prior years’ income tax items	—	—	(1)
Excess deferred income taxes outside of ratemaking	—	(5)	—
Allowance for equity funds used during construction	(1)	(1)	(2)
Amortization of excess deferred income taxes	(1)	(1)	(2)
Self-developed software expenditures	(4)	(2)	(3)
Repairs expenditures	(7)	(4)	(7)
Other, net	(1)	—	(1)
Effective income tax rate	16%	16%	19%
(1)    Related to operations in Mexico.
(2)    Due to fluctuation of the Mexican peso against the U.S. dollar. We record income tax expense (benefit) from the transactional effects of foreign currency and inflation because of appreciation (depreciation) of the Mexican peso. We also recognize gains (losses) in Other Income, Net, on the Consolidated Statements of Operations from foreign currency derivatives that are partially hedging Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova.

In January 2019, our board of directors approved a plan to sell our South American businesses and we completed the sales in the second quarter of 2020, as we discuss in Note 5. Prior to this decision, our repatriation estimate excluded post-2017 earnings and other basis differences related to our South American businesses. Because of our decision to sell our South American businesses, we no longer assert indefinite reinvestment of these basis differences. Accordingly, we recorded the following income tax impacts from changes in outside basis differences in our discontinued operations in South America:
▪$89 million income tax benefit in 2019 primarily related to outside basis differences existing as of the January 25, 2019 approval of our plan to sell our South American businesses; and
▪$7 million income tax benefit in 2020 compared to $51 million income tax expense in 2019 related to changes in outside basis differences from earnings and foreign currency effects since January 25, 2019.
We expect to repatriate approximately $1.3 billion of foreign undistributed earnings in the foreseeable future, and have accrued $58 million of U.S. state deferred income tax liability as of December 31, 2020 for repatriations that we expect will begin in 2021 as cash is generated. We repatriated approximately $4.7 billion, $254 million and $338 million to the U.S. in 2020, 2019 and 2018, respectively.
We have not recorded deferred income taxes with respect to remaining basis differences of approximately $1.1 billion between financial statement and income tax investment amounts in our non-U.S. subsidiaries because we consider them to be indefinitely reinvested as of December 31, 2020. The remaining basis differences are calculated pursuant to U.S. federal tax law, which may differ from tax law in California and foreign jurisdictions. It is currently not practicable to determine the hypothetical amount of tax that might be payable if the underlying basis differences were realized.
The remeasurement of deferred income tax balances at SDG&E and SoCalGas in December 2017, as a result of the TCJA, resulted in excess deferred income taxes that previously had been collected from ratepayers at the higher rate. In a January 2019 decision, the CPUC directed certain excess deferred income tax balances generated by activities outside of ratemaking be allocated to shareholders rather than ratepayers. As a result, in 2019, SDG&E and SoCalGas recorded income tax benefits of $31 million and $38 million, respectively, from the release of a portion of the regulatory liability established in connection with 2017 tax reform for excess deferred income tax balances.
The table below presents the geographic components of pretax income.

PRETAX INCOME – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
By geographic components:
U.S.	$1,461	$1,191	$(102)
Non-U.S.	322	573	580
Total(1)	$1,783	$1,764	$478
(1)    See the Income Tax Expense (Benefit) and Effective Income Tax Rates table above for the calculation of pretax income.
U.S. pretax income was lower in 2018 compared to 2020 and 2019 due to the 2018 impairment of certain assets at Sempra LNG and Sempra Renewables (discussed in Notes 5 and 12), offset by the 2018 gain on the sale of assets at Sempra Renewables (discussed in Note 5).

The components of income tax expense are as follows.

INCOME TAX EXPENSE (BENEFIT)
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated:
Current:
U.S. federal	$—	$—	$(1)
U.S. state	(22)	(14)	67
Non-U.S.	112	140	127
Total	90	126	193
Deferred:
U.S. federal	157	87	(121)
U.S. state	36	21	(183)
Non-U.S.	(34)	84	66
Total	159	192	(238)
Deferred investment tax credits	—	(3)	(4)
Total income tax expense (benefit)	$249	$315	$(49)
SDG&E:
Current:
U.S. federal	$121	$35	$104
U.S. state	34	31	30
Total	155	66	134
Deferred:
U.S. federal	11	75	17
U.S. state	25	32	24
Total	36	107	41
Deferred investment tax credits	(1)	(2)	(2)
Total income tax expense	$190	$171	$173
SoCalGas:
Current:
U.S. federal	$163	$8	$4
U.S. state	45	24	10
Total	208	32	14
Deferred:
U.S. federal	(85)	79	78
U.S. state	(28)	10	2
Total	(113)	89	80
Deferred investment tax credits	1	(1)	(2)
Total income tax expense	$96	$120	$92

The tables below present the components of deferred income taxes:

DEFERRED INCOME TAXES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	December 31,
	2020	2019
Deferred income tax liabilities:
Differences in financial and tax bases of fixed assets, investments and other assets(1)	$4,891	$4,052
U.S. state and non-U.S. withholding tax on repatriation of foreign earnings	46	153
Regulatory balancing accounts	587	468
Right-of-use assets – operating leases	144	131
Property taxes	51	44
Other deferred income tax liabilities	40	93
Total deferred income tax liabilities	5,759	4,941
Deferred income tax assets:
Tax credits	1,161	1,136
Net operating losses	1,299	911
Postretirement benefits	162	200
Compensation-related items	169	161
Operating lease liabilities	125	131
Other deferred income tax assets	152	72
Accrued expenses not yet deductible	130	52
Deferred income tax assets before valuation allowances	3,198	2,663
Less: valuation allowances	174	144
Total deferred income tax assets	3,024	2,519
Net deferred income tax liability(2)	$2,735	$2,422
(1)    In addition to the financial over tax basis differences in fixed assets, the amount also includes financial over tax basis differences in various interests in partnerships and certain subsidiaries.
(2)    At December 31, 2020 and 2019, includes $136 million and $155 million, respectively, recorded as a noncurrent asset and $2,871 million and $2,577 million, respectively, recorded as a noncurrent liability on the Consolidated Balance Sheets.

DEFERRED INCOME TAXES – SDG&E AND SOCALGAS
(Dollars in millions)
	SDG&E		SoCalGas
	December 31,		December 31,
	2020	2019	2020	2019
Deferred income tax liabilities:
Differences in financial and tax bases of utility plant and other assets	$1,833	$1,735	$1,322	$1,246
Regulatory balancing accounts	224	141	362	327
Right-of-use assets – operating leases	28	32	21	22
Property taxes	34	30	17	14
Other	2	14	1	1
Total deferred income tax liabilities	2,121	1,952	1,723	1,610
Deferred income tax assets:
Tax credits	5	6	3	3
Postretirement benefits	14	37	123	120
Compensation-related items	12	6	36	25
Operating lease liabilities	28	32	21	22
Bad debt allowance	18	3	15	1
State income taxes	8	7	11	8
Accrued expenses not yet deductible	14	9	93	15
Other	3	4	15	13
Total deferred income tax assets	102	104	317	207
Net deferred income tax liability	$2,019	$1,848	$1,406	$1,403

The following table summarizes our unused NOLs and tax credit carryforwards.

NET OPERATING LOSSES AND TAX CREDIT CARRYFORWARDS
(Dollars in millions)
	Unused amount at December 31, 2020	Year expiration begins
Sempra Energy Consolidated:
U.S. federal:
NOLs(1)	$5,284	2031
General business tax credits(1)	428	2032
Foreign tax credits(2)	694	2024
U.S. state(2):
NOLs	3,047	2021
General business tax credits	39	2021
Non-U.S.(2) – NOLs	126	2021
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

VALUATION ALLOWANCES
(Dollars in millions)
	December 31,
	2020	2019
Sempra Energy Consolidated:
U.S. federal	$118	$90
U.S. state	32	33
Non-U.S.	24	21
	$174	$144

Following is a reconciliation of the changes in unrecognized income tax benefits and the potential effect on our ETR for the years ended December 31:

RECONCILIATION OF UNRECOGNIZED INCOME TAX BENEFITS
(Dollars in millions)
	2020	2019	2018
Sempra Energy Consolidated:
Balance at January 1	$93	$119	$89
Increase in prior period tax positions	3	5	7
Decrease in prior period tax positions	(1)	—	(1)
Increase in current period tax positions	4	2	24
Settlements with taxing authorities	—	(32)	—
Expiration of statutes of limitations	—	(1)	—
Balance at December 31	$99	$93	$119
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(87)	$(81)	$(107)
increase the effective tax rate(1)	31	27	24
SDG&E:
Balance at January 1	$12	$11	$10
Increase in prior period tax positions	1	1	1
Balance at December 31	$13	$12	$11
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(10)	$(9)	$(9)
increase the effective tax rate(1)	1	1	1
SoCalGas:
Balance at January 1	$64	$61	$35
Increase in prior period tax positions	1	1	2
Increase in current period tax positions	3	2	24
Balance at December 31	$68	$64	$61
Of December 31 balance, amounts related to tax positions that if recognized in future years would
decrease the effective tax rate(1)	$(59)	$(55)	$(51)
increase the effective tax rate(1)	30	26	23
(1)    Includes temporary book and tax differences that are treated as flow-through for ratemaking purposes, as discussed above.

It is reasonably possible that within the next 12 months, unrecognized income tax benefits could decrease due to the following:

POSSIBLE DECREASES IN UNRECOGNIZED INCOME TAX BENEFITS WITHIN 12 MONTHS
(Dollars in millions)
	At December 31,
	2020	2019	2018
Sempra Energy Consolidated:
Expiration of statutes of limitations on tax assessments	$—	$—	$(1)
Potential resolution of audit issues with various U.S. federal, state and local and non-U.S. taxing authorities	(8)	(8)	(40)
	$(8)	$(8)	$(41)
SDG&E:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$(6)	$(6)	$(6)
SoCalGas:
Potential resolution of audit issues with various U.S. federal, state and local taxing authorities	$(2)	$(2)	$(2)

Amounts accrued for interest and penalties associated with unrecognized income tax benefits are included in Income Tax Expense on the Consolidated Statements of Operations. Sempra Energy Consolidated accrued negligible amounts and $1 million for interest expense and penalties at December 31, 2020 and 2019, respectively, on the Consolidated Balance Sheets, and recorded $1 million of interest expense and penalties in 2018 and negligible amounts in each of 2020 and 2019 on the Consolidated Statements of Operations. SDG&E and SoCalGas each accrued negligible amounts for interest expense and penalties at December 31, 2020 and 2019 on the Consolidated Balance Sheets, and recorded negligible amounts of interest expense and penalties in each of 2020, 2019 and 2018 on the Consolidated Statements of Operations.
INCOME TAX AUDITS
Sempra Energy is subject to U.S. federal income tax as well as income tax of multiple state and non-U.S. jurisdictions. We remain subject to examination for U.S. federal tax years after 2016. We are subject to examination by major state tax jurisdictions for tax years after 2012. Certain major non-U.S. income tax returns for tax years 2013 through the present are open to examination. We are also open to examination for non-U.S. income tax returns related to our prior interest in our commodities business, which we divested in 2010, for years 1999 through 2010.
SDG&E and SoCalGas are subject to U.S. federal income tax and state income tax. They remain subject to examination for U.S. federal tax years after 2016 and state tax years after 2012.
In addition, Sempra Energy has filed protests to contest proposed state audit adjustments for tax years 2009 through 2012. The pre-2013 tax years for our major state tax jurisdictions are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these tax years.

NOTE 9. EMPLOYEE BENEFIT PLANS
For our employee benefit plans, we:
▪recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status in the balance sheet;
▪measure a plan’s assets and its obligations that determine its funded status as of the end of the fiscal year; and
▪recognize changes in the funded status of pension and PBOP plans in the year in which the changes occur. Generally, those changes are reported in OCI and as a separate component of shareholders’ equity.
The detailed information presented below covers the employee benefit plans of primarily Sempra Energy and its consolidated subsidiaries.
Sempra Energy has funded and unfunded noncontributory traditional defined benefit and cash balance plans, including separate plans for SDG&E and SoCalGas, which collectively cover all eligible employees, including a member of the Sempra Energy board of directors who was a participant in a predecessor plan on or before June 1, 1998. Pension benefits under the traditional defined benefit plans are based on service and final average earnings, while the cash balance plans provide benefits using a career average earnings methodology.
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

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $512 million and $488 million at December 31, 2020 and 2019, respectively.

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Benefit Plan Amendments Affecting 2019
In 2019, certain executive participants in a company nonqualified pension plan became eligible in this same plan for Supplemental Executive Retirement Plan benefits. This was treated as a plan amendment and increased the recorded pension liability by $5 million at Sempra Energy, $3 million at SDG&E and $2 million at SoCalGas in 2019.
Settlement Accounting for Lump Sum Payments
When applicable, we record settlement charges for lump sum payments from our nonqualified pension plans that are in excess of the respective plan’s service cost plus interest cost. Sempra Energy Consolidated recorded settlement charges of $22 million and $24 million in 2020 and 2019, respectively, and Sempra Energy Consolidated and SDG&E recorded settlement charges of $12 million and $4 million, respectively, in 2018.
Sale of Qualified Pension Plan Annuity Contracts
In March 2018, an insurance company purchased annuities for certain current annuitants in the SDG&E and SoCalGas qualified pension plans and assumed the obligation for payment of these annuities. At SDG&E in the first quarter of 2018 and at SoCalGas in the second quarter of 2018, the liability transferred for these annuities, plus the total year-to-date lump-sum payments, exceeded the settlement threshold, which triggered settlement accounting. This resulted in settlement charges in net periodic benefit cost of $54 million at Sempra Energy Consolidated, including $22 million at SDG&E and $32 million at SoCalGas. The settlement charges were recorded as regulatory assets on the Consolidated Balance Sheets.
Special Termination Benefits Affecting 2018
In 2018, certain nonrepresented employees age 62 or older with 5 years of service or age 55 to 61 with 10 years of service that retired under the Voluntary Retirement Enhancement Program offered that year received an additional postretirement health benefit in the form of a $100,000 Health Reimbursement Account. We treated the benefit obligation attributable to the Health Reimbursement Account as a special termination benefit. This resulted in increases to the recorded liability for PBOP and net periodic benefit cost of $5 million for Sempra Energy Consolidated, $3 million for SDG&E and $2 million for SoCalGas in 2018.
Oncor
In 2020 and in each of 2019 and 2018, we had $11 million and $27 million, respectively, in AOCI representing an actuarial loss related to Oncor’s pension plan.

Benefit Obligations and Assets
The following three tables provide a reconciliation of the changes in the plans’ projected benefit obligations and the fair value of assets during 2020 and 2019, and a statement of the funded status at December 31, 2020 and 2019:

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	2020	2019	2020	2019
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$3,768	$3,339	$913	$868
Service cost	129	110	18	17
Interest cost	129	139	33	36
Contributions from plan participants	—	—	22	21
Actuarial loss	351	445	79	45
Plan amendments	—	5	—	—
Benefit payments	(93)	(93)	(74)	(72)
Settlements	(207)	(177)	(2)	(2)
Net obligation at December 31	4,077	3,768	989	913

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	2,662	2,160	1,281	1,108
Actual return on plan assets	350	496	164	218
Employer contributions	290	276	8	8
Contributions from plan participants	—	—	22	21
Benefit payments	(93)	(93)	(74)	(72)
Settlements	(207)	(177)	(2)	(2)
Fair value of plan assets at December 31	3,002	2,662	1,399	1,281
Funded status at December 31	$(1,075)	$(1,106)	$410	$368
Net recorded (liability) asset at December 31	$(1,075)	$(1,106)	$410	$368

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
SAN DIEGO GAS & ELECTRIC COMPANY
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	2020	2019	2020	2019
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$895	$814	$177	$170
Service cost	31	30	4	4
Interest cost	30	34	6	7
Contributions from plan participants	—	—	8	7
Actuarial loss	37	61	17	7
Plan amendments	—	3	—	—
Benefit payments	(18)	(18)	(20)	(18)
Settlements	(52)	(39)	—	—
Transfer of liability from other plans	(10)	10	1	—
Net obligation at December 31	913	895	193	177

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	739	600	197	172
Actual return on plan assets	94	135	26	36
Employer contributions	52	52	1	—
Contributions from plan participants	—	—	8	7
Benefit payments	(18)	(18)	(20)	(18)
Settlements	(52)	(39)	—	—
Transfer of assets from other plans	4	9	1	—
Fair value of plan assets at December 31	819	739	213	197
Funded status at December 31	$(94)	$(156)	$20	$20
Net recorded (liability) asset at December 31	$(94)	$(156)	$20	$20

PROJECTED BENEFIT OBLIGATION, FAIR VALUE OF ASSETS AND FUNDED STATUS
SOUTHERN CALIFORNIA GAS COMPANY
(Dollars in millions)

	Pension benefits		Other postretirement benefits
(Dollars in millions)	2020	2019	2020	2019
CHANGE IN PROJECTED BENEFIT OBLIGATION
Net obligation at January 1	$2,526	$2,148	$688	$646
Service cost	86	68	14	12
Interest cost	88	91	25	27
Contributions from plan participants	—	—	14	13
Actuarial loss	282	345	57	39
Plan amendments	—	2	—	—
Benefit payments	(60)	(59)	(49)	(49)
Settlements	(105)	(65)	—	—
Transfer of liability to other plans	12	(4)	—	—
Net obligation at December 31	2,829	2,526	749	688

CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1	1,737	1,385	1,059	916
Actual return on plan assets	243	320	134	178
Employer contributions	152	152	1	1
Contributions from plan participants	—	—	14	13
Benefit payments	(60)	(59)	(49)	(49)
Settlements	(105)	(65)	—	—
Transfer of assets from other plans	2	4	—	—
Fair value of plan assets at December 31	1,969	1,737	1,159	1,059
Funded status at December 31	$(860)	$(789)	$410	$371
Net recorded (liability) asset at December 31	$(860)	$(789)	$410	$371

Actuarial losses (gains) fluctuate based on changes in assumptions that we describe below in “Assumptions for Pension and Other Postretirement Benefit Plans” and updates to census data. In 2020, 2019 and 2018, the Society of Actuaries released updated mortality improvement projection scales, reflecting changes to projected observed longevity improvements in its mortality tables. We have incorporated these assumptions, adjusted for the Sempra Energy companies’ actual mortality experience, in our calculations for each of those years.
▪Actuarial losses in pension plans at Sempra Energy Consolidated in 2020 were driven primarily by a decrease in discount rates at Sempra Energy, SDG&E and SoCalGas and a decrease in the lump-sum conversion rate at SoCalGas, along with updated census data at Sempra Energy and SoCalGas. These actuarial losses were offset by actuarial gains at Sempra Energy, SDG&E and SoCalGas due to a decrease in the interest crediting rate for the cash balance plans.
▪Actuarial losses in PBOP plans at Sempra Energy Consolidated in 2020 were driven primarily by a decrease in discount rates at Sempra Energy, SDG&E and SoCalGas and updated census data at SoCalGas. These actuarial losses were offset by a reduction in the 2021 expected health care costs at SoCalGas.
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
Defined benefit pension and other postretirement plans with an aggregated overfunded status are recognized as an asset and with an aggregated underfunded status are recognized as a liability; unrecognized changes in these assets and/or liabilities are normally recorded in AOCI on the balance sheet. The California Utilities record regulatory assets and liabilities that offset the funded pension and other postretirement plans’ assets or liabilities, as these costs are expected to be recovered in future utility rates based on decisions by regulatory agencies.
The California Utilities record annual pension and other postretirement net periodic benefit costs equal to the contributions to their qualified plans as authorized by the CPUC. The annual contributions to the pension plans are the greater of:
▪a minimum required funding amount as required by the IRS;
▪the amount required to maintain an 85% Adjusted Funding Target Attainment Percentage as defined by the Pension Protection Act of 2006, as amended; or
▪beginning January 1, 2019 and for the duration of the 2019 GRC cycle, a fixed amount equal to the estimated annual service cost as defined by U.S. GAAP plus one year of a 14-year amortization of the unfunded projected benefit obligation of the pension plan as of January 1, 2019, and limited to an annual amount that keeps the fair value of the pension plan assets from exceeding 110% of the pension benefit obligation of the plan.
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
The net (liability) asset is included in the following categories on the Consolidated Balance Sheets at December 31:

PENSION AND OTHER POSTRETIREMENT BENEFIT OBLIGATIONS, NET OF PLAN ASSETS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	2020	2019	2020	2019
Sempra Energy Consolidated:
Noncurrent assets	$—	$—	$430	$391
Current liabilities	(35)	(59)	(1)	(3)
Noncurrent liabilities	(1,040)	(1,047)	(19)	(20)
Net recorded (liability) asset	$(1,075)	$(1,106)	$410	$368
SDG&E:
Noncurrent assets	$—	$—	$20	$20
Current liabilities	(2)	(3)	—	—
Noncurrent liabilities	(92)	(153)	—	—
Net recorded (liability) asset	$(94)	$(156)	$20	$20
SoCalGas:
Noncurrent assets	$—	$—	$410	$371
Current liabilities	(7)	(4)	—	—
Noncurrent liabilities	(853)	(785)	—	—
Net recorded (liability) asset	$(860)	$(789)	$410	$371

Amounts recorded in AOCI at December 31, net of income tax effects and amounts recorded as regulatory assets, are as follows:

AMOUNTS IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	2020	2019	2020	2019
Sempra Energy Consolidated(1):
Net actuarial (loss) gain	$(102)	$(113)	$8	$10
Prior service cost	(11)	(14)	—	—
Total	$(113)	$(127)	$8	$10
SDG&E:
Net actuarial loss	$(8)	$(9)
Prior service cost	(2)	(7)
Total	$(10)	$(16)
SoCalGas:
Net actuarial loss	$(14)	$(7)
Prior service cost	(4)	(3)
Total	$(18)	$(10)
(1)    Includes discontinued operations.

Sempra Energy, SDG&E and SoCalGas each have a funded pension plan. The following table shows the obligations of funded pension plans with benefit obligations in excess of plan assets at December 31:

OBLIGATIONS OF FUNDED PENSION PLANS
(Dollars in millions)
	2020	2019
Sempra Energy Consolidated:
Projected benefit obligation	$3,679	$3,578
Accumulated benefit obligation	3,265	3,229
Fair value of plan assets	2,788	2,662
SDG&E:
Projected benefit obligation	$887	$861
Accumulated benefit obligation	834	818
Fair value of plan assets	819	739
SoCalGas:
Projected benefit obligation	$2,792	$2,505
Accumulated benefit obligation	2,431	2,208
Fair value of plan assets	1,969	1,737
We also have unfunded pension plans at Sempra Energy, SDG&E, SoCalGas and IEnova. The following table shows the obligations of unfunded pension plans at December 31:

OBLIGATIONS OF UNFUNDED PENSION PLANS
(Dollars in millions)
	2020	2019
Sempra Energy Consolidated:
Projected benefit obligation	$184	$190
Accumulated benefit obligation	146	158
SDG&E:
Projected benefit obligation	$26	$34
Accumulated benefit obligation	22	27
SoCalGas:
Projected benefit obligation	$37	$21
Accumulated benefit obligation	31	17

Sempra Energy, SDG&E and SoCalGas each have a funded other postretirement benefit plan. The following table shows the obligations of funded other postretirement benefit plans with accumulated postretirement benefit obligations in excess of plan assets at December 31:

OBLIGATIONS OF FUNDED OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	2020	2019
Sempra Energy Consolidated:
Accumulated postretirement benefit obligation	$33	$32
Fair value of plan assets	27	25
We also have unfunded other postretirement benefit plans at Sempra Energy. The following table shows the obligations of unfunded other postretirement benefit plans at December 31:

OBLIGATIONS OF UNFUNDED OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	2020	2019
Sempra Energy Consolidated:
Accumulated postretirement benefit obligation	$14	$16
Net Periodic Benefit Cost
The following tables provide the components of net periodic benefit cost and pretax amounts recognized in OCI for the years ended December 31:

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2020	2019	2018	2020	2019	2018
NET PERIODIC BENEFIT COST
Service cost	$129	$110	$124	$18	$17	$21
Interest cost	129	139	140	33	36	36
Expected return on assets	(169)	(144)	(157)	(55)	(71)	(70)
Amortization of:
Prior service cost (credit)	12	12	11	(2)	—	1
Actuarial loss (gain)	35	36	22	(10)	(10)	(6)
Settlement charges	22	28	66	—	—	—
Special termination benefits	—	—	—	—	—	5
Net periodic benefit cost (credit)	158	181	206	(16)	(28)	(13)
Regulatory adjustment	91	77	(30)	16	29	17
Total expense recognized	249	258	176	—	1	4

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI (1)
Net loss (gain)	28	17	56	1	(3)	(4)
Prior service cost	—	5	12	—	—	—
Amortization of actuarial (loss) gain	(14)	(13)	(12)	—	—	—
Amortization of prior service cost	(4)	(3)	(2)	—	—	—
Settlements	(22)	(28)	(12)	—	—	—
Total recognized in OCI	(12)	(22)	42	1	(3)	(4)
Total recognized in net periodic benefit cost and OCI	$237	$236	$218	$1	$(2)	$—
(1)    Includes discontinued operations.

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
SAN DIEGO GAS & ELECTRIC COMPANY
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2020	2019	2018	2020	2019	2018
NET PERIODIC BENEFIT COST
Service cost	$31	$30	$30	$4	$4	$5
Interest cost	30	34	35	6	7	7
Expected return on assets	(49)	(38)	(47)	(10)	(11)	(13)
Amortization of:
Prior service cost	2	3	2	—	2	3
Actuarial loss (gain)	3	11	1	(3)	(2)	(3)
Settlement charges	—	—	26	—	—	—
Special termination benefits	—	—	—	—	—	3
Net periodic benefit cost	17	40	47	(3)	—	2
Regulatory adjustment	38	14	(8)	3	—	—
Total expense recognized	55	54	39	—	—	2

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net loss (gain)	6	5	(1)	—	—	—
Prior service cost	—	2	8	—	—	—
Transfer of actuarial loss	(7)	—	—	—	—	—
Transfer of prior service cost	(5)	—	—	—	—	—
Amortization of actuarial loss	(1)	—	(1)	—	—	—
Amortization of prior service cost	(1)	(1)	—	—	—	—
Settlements	—	—	(4)	—	—	—
Total recognized in OCI	(8)	6	2	—	—	—
Total recognized in net periodic benefit cost and OCI	$47	$60	$41	$—	$—	$2

NET PERIODIC BENEFIT COST AND AMOUNTS RECOGNIZED IN OCI
SOUTHERN CALIFORNIA GAS COMPANY
(Dollars in millions)
	Pension benefits			Other postretirement benefits
	2020	2019	2018	2020	2019	2018
NET PERIODIC BENEFIT COST
Service cost	$86	$68	$81	$14	$12	$15
Interest cost	88	91	92	25	27	27
Expected return on assets	(107)	(94)	(98)	(43)	(58)	(56)
Amortization of:
Prior service cost (credit)	8	8	8	(2)	(2)	(3)
Actuarial loss (gain)	26	16	13	(7)	(8)	(2)
Settlement charges	—	—	32	—	—	—
Special termination benefits	—	—	—	—	—	2
Net periodic benefit cost (credit)	101	89	128	(13)	(29)	(17)
Regulatory adjustment	53	63	(22)	13	29	17
Total expense recognized	154	152	106	—	—	—

CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OCI
Net loss	6	2	1	—	—	—
Prior service cost	—	3	—	—	—	—
Transfer of actuarial loss	5	(4)	—	—	—	—
Transfer of prior service cost	3	(1)	—	—	—	—
Amortization of actuarial loss	(1)	(1)	—	—	—	—
Amortization of prior service cost	(1)	—	(1)	—	—	—
Total recognized in OCI	12	(1)	—	—	—	—
Total recognized in net periodic benefit cost and OCI	$166	$151	$106	$—	$—	$—

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
The significant assumptions affecting benefit obligation and net periodic benefit cost are as follows:

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT OBLIGATION
AT DECEMBER 31
	Pension benefits		Other postretirement benefits
	2020	2019	2020	2019
Sempra Energy Consolidated:
Discount rate	2.78%	3.49%	2.88%	3.54%
Interest crediting rate(1)(2)	1.62	2.28	1.62	2.28
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
SDG&E:
Discount rate	2.73%	3.44%	2.85%	3.55%
Interest crediting rate(1)(2)	1.62	2.28	1.62	2.28
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
SoCalGas:
Discount rate	2.79%	3.50%	2.90%	3.55%
Interest crediting rate(1)(2)	1.62	2.28	1.62	2.28
Rate of compensation increase	2.70-10.00	2.70-10.00	2.70-10.00	2.70-10.00
(1)    Interest crediting rate for pension benefits applies only to funded cash balance plans.
(2)    Interest crediting rate for other postretirement benefits applies only to interest bearing health retirement accounts at SDG&E and SoCalGas.

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET PERIODIC BENEFIT COST
YEARS ENDED DECEMBER 31
	Pension benefits			Other postretirement benefits
	2020	2019	2018	2020	2019	2018
Sempra Energy Consolidated:
Discount rate	3.49%	4.29%	3.64%	3.54%	4.29%	3.68%
Expected return on plan assets	7.00	7.00	7.00	4.64	6.48	6.49
Interest crediting rate(1)(2)	2.28	3.36	2.80	2.28	3.36	2.80
Rate of compensation increase	2.70-10.00	2.00-10.00	2.00-10.00	2.70-10.00	2.00-10.00	2.00-10.00
SDG&E:
Discount rate	3.44%	4.29%	3.64%	3.55%	4.30%	3.65%
Expected return on plan assets	7.00	7.00	7.00	5.51	6.92	6.94
Interest crediting rate(1)(2)	2.28	3.36	2.80	2.28	3.36	2.80
Rate of compensation increase	2.70-10.00	2.00-10.00	2.00-10.00	2.70-10.00	2.00-10.00	2.00-10.00
SoCalGas:
Discount rate	3.50%	4.30%	3.65%	3.55%	4.30%	3.70%
Expected return on plan assets	7.00	7.00	7.00	4.41	6.38	6.38
Interest crediting rate(1)(2)	2.28	3.36	2.80	2.28	3.36	2.80
Rate of compensation increase	2.70-10.00	2.00-10.00	2.00-10.00	2.70-10.00	2.00-10.00	2.00-10.00
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
Health Care Cost Trend Rates
Assumed health care cost trend rates have a significant effect on the amounts that we report for the health care plan costs. Following are the health care cost trend rates applicable to our postretirement benefit plans:

ASSUMED HEALTH CARE COST TREND RATES
AT DECEMBER 31
	Other postretirement benefit plans
	Pre-65 retirees			Retirees aged 65 years and older
	2020	2019	2018	2020	2019	2018
Health care cost trend rate assumed for next year	6.00%	6.25%	6.50%	4.75%	4.75%	4.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend)	4.75%	4.75%	4.75%	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend	2025	2025	2025	2022	2022	2022
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
The current asset allocation objective for the pension master trust is to protect the funded status of the plans while generating sufficient returns to cover future benefit payments and accruals. We assess the portfolio performance by comparing actual returns with relevant benchmarks. Currently, the pension plans’ target asset allocations are:
▪33% domestic equity
▪22% international equity
▪21% long credit
▪10% diversified real assets
▪7% return-seeking credit
▪5% ultra-long duration government securities
▪2% other diversifying assets

The asset allocation of the plans is reviewed by our Plan Funding Committee and our Pension and Benefits Investment Committee (the Committees) on a regular basis. When evaluating strategic asset allocations, the Committees consider many variables, including:
▪long-term cost
▪variability and level of contributions
▪funded status
▪a range of expected outcomes over varying confidence levels
This allocation results in a 74% target allocation to return-seeking assets and a 26% target allocation to risk-mitigating assets. We maintain asset allocations at strategic levels with reasonable bands of variance.
In accordance with the Sempra Energy pension investment guidelines, derivative financial instruments may be used by the pension master trust’s equity and fixed income portfolio investment managers to equitize cash, hedge certain exposures, and as substitutes for certain types of fixed income securities.
Rate of Return Assumption
The expected return on assets in our pension and PBOP plans is based on the weighted-average of the plans’ investment allocations to specific asset classes as of the measurement date. We arrive at a 6.75% expected return on assets by considering both the historical and forecasted long-term rates of return on those asset classes. We expect a return of between 4% and 12% on return-seeking assets and between 1% and 4% for risk-mitigating assets. Certain trusts that hold assets for the SDG&E other postretirement benefit plan are subject to taxation, which impacts the expected after-tax return on assets in the plan.
Concentration of Risk
Plan assets are diversified across global equity and bond markets, and concentration of risk in any one economic, industry, maturity or geographic sector is limited.
Investment Strategy for SDG&E’s and SoCalGas’ Other Postretirement Benefit Plans
SDG&E’s and SoCalGas’ PBOP plans are funded by cash contributions from SDG&E and SoCalGas and their current retirees. The assets of these plans are placed into the pension master trust and other Voluntary Employee Beneficiary Association trusts. Certain assets of SDG&E’s and SoCalGas’ PBOP plans are held in the pension master trust, which invests a portion of the assets in completion portfolios that aim to reduce interest rate risk, thereby resulting in an overall target allocation of 38% to return-seeking assets and 62% to risk-mitigating assets for these well-funded plans. Certain of SoCalGas’ PBOP plans are held in a Voluntary Employee Benefit Association trust that also utilizes a completion portfolio, resulting in a target allocation of 30% to return-seeking assets and 70% to risk-mitigating assets. SDG&E’s and SoCalGas’ assets held in other Voluntary Employee Beneficiary Association trusts are invested in accordance with a de-risking glidepath that reduces the assets’ exposure to risk as the trusts become better funded. These specific allocations are periodically reviewed to help ensure that plan assets are best positioned to meet plan obligations.
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

SDG&E and SoCalGas each hold a proportionate share of investment assets in the pension master trust at Sempra Energy Consolidated. The fair values of our pension plan assets by asset category are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF PENSION PLANS
(Dollars in millions)
	Fair value at December 31, 2020
	Level 1	Level 2	Total
Sempra Energy Consolidated:
Cash and cash equivalents	$7	$—	$7
Equity securities:
Domestic	931	—	931
International	563	—	563
Registered investment companies	183	—	183
Fixed income securities:
Domestic government and government agencies	238	34	272
International government bonds	—	13	13
Domestic corporate bonds	—	418	418
International corporate bonds	—	61	61
Registered investment companies	—	37	37
Other	2	(1)	1
Total investment assets in the fair value hierarchy	$1,924	$562	2,486
Accounts receivable/payable, net			13
Investments measured at NAV:
Common/collective trusts			493
Private equity funds			10
Total investment assets			$3,002
SDG&E’s proportionate share of investment assets			$819
SoCalGas’ proportionate share of investment assets			$1,969

	Fair value at December 31, 2019
	Level 1	Level 2	Total
Sempra Energy Consolidated:
Cash and cash equivalents	$17	$—	$17
Equity securities:
Domestic	923	—	923
International	555	1	556
Registered investment companies	96	—	96
Fixed income securities:
Domestic government and government agencies	228	39	267
International government bonds	—	9	9
Domestic corporate bonds	—	346	346
International corporate bonds	—	62	62
Registered investment companies	—	2	2
Total investment assets in the fair value hierarchy	$1,819	$459	2,278
Accounts receivable/payable, net			(38)
Investments measured at NAV:
Common/collective trusts			417
Private equity funds			5
Total investment assets			$2,662
SDG&E’s proportionate share of investment assets			$739
SoCalGas’ proportionate share of investment assets			$1,737

The fair values by asset category of the PBOP plan assets held in the pension master trust and in the additional trusts for SoCalGas’ PBOP plans and SDG&E’s PBOP plan trusts are as follows:

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	Fair value at December 31, 2020
	Level 1	Level 2	Total
SDG&E:
Equity securities:
Domestic	$17	$—	$17
International	11	—	11
Registered investment companies	80	—	80
Fixed income securities:
Domestic government and government agencies	38	2	40
Domestic corporate bonds	—	8	8
International corporate bonds	—	1	1
Registered investment companies	—	7	7
Total investment assets in the fair value hierarchy	146	18	164
Accounts receivable/payable, net			(2)
Investments measured at NAV – Common/collective trusts			51
Total investment assets			213

SoCalGas:
Cash and cash equivalents	1	—	1
Equity securities:
Domestic	76	—	76
International	46	—	46
Registered investment companies	61	—	61
Fixed income securities:
Domestic government and government agencies	273	25	298
International government bonds	1	14	15
Domestic corporate bonds	—	349	349
International corporate bonds	—	42	42
Registered investment companies	—	81	81
Derivative financial instruments	1	—	1
Total investment assets in the fair value hierarchy	459	511	970
Investments measured at NAV:
Common/collective trusts			188
Venture capital funds and real estate funds			1
Total investment assets			1,159

Other Sempra Energy:
Equity securities:
Domestic	10	—	10
International	6	—	6
Registered investment companies	1	—	1
Fixed income securities:
Domestic government and government agencies	2	—	2
Domestic corporate bonds	—	4	4
International corporate bonds	—	1	1
Registered investment companies	—	(1)	(1)
Total investment assets in the fair value hierarchy	19	4	23
Investments measured at NAV – Common/collective trusts			4
Total other Sempra Energy investment assets			27
Total Sempra Energy Consolidated investment assets in the fair value hierarchy	$624	$533
Total Sempra Energy Consolidated investment assets			$1,399

FAIR VALUE MEASUREMENTS – INVESTMENT ASSETS OF OTHER POSTRETIREMENT BENEFIT PLANS
(Dollars in millions)
	Fair value at December 31, 2019
	Level 1	Level 2	Total
SDG&E:
Equity securities:
Domestic	$21	$—	$21
International	13	—	13
Registered investment companies	68	—	68
Fixed income securities:
Domestic government and government agencies	32	1	33
Domestic corporate bonds	—	8	8
International corporate bonds	—	1	1
Registered investment companies	—	8	8
Total investment assets in the fair value hierarchy	134	18	152
Accounts receivable/payable, net			(2)
Investments measured at NAV – Common/collective trusts			47
Total investment assets			197

SoCalGas:
Cash and cash equivalents	3	—	3
Equity securities:
Domestic	78	—	78
International	48	—	48
Registered investment companies	52	—	52
Fixed income securities:
Domestic government and government agencies	267	21	288
International government bonds	1	10	11
Domestic corporate bonds	—	309	309
International corporate bonds	—	40	40
Registered investment companies	—	75	75
Derivative financial instruments	3	—	3
Total investment assets in the fair value hierarchy	452	455	907
Accounts receivable/payable, net			(5)
Investments measured at NAV – Common/collective trusts			157
Total investment assets			1,059

Other Sempra Energy:
Equity securities:
Domestic	9	—	9
International	4	—	4
Fixed income securities:
Domestic government and government agencies	3	1	4
Domestic corporate bonds	—	3	3
International corporate bonds	—	1	1
Total investment assets in the fair value hierarchy	16	5	21
Investments measured at NAV – Common/collective trusts			4
Total other Sempra Energy investment assets			25

Total Sempra Energy Consolidated investment assets in the fair value hierarchy	$602	$478
Total Sempra Energy Consolidated investment assets			$1,281

Future Payments
We expect to contribute the following amounts to our pension and PBOP plans in 2021:

EXPECTED CONTRIBUTIONS
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Pension plans	$246	$53	$157
Other postretirement benefit plans	5	1	1

The following table shows the total benefits we expect to pay for the next 10 years to current employees and retirees from the plans or from company assets.

EXPECTED BENEFIT PAYMENTS
(Dollars in millions)
	Sempra Energy Consolidated		SDG&E		SoCalGas
	Pension benefits	Other postretirement benefits	Pension benefits	Other postretirement benefits	Pension benefits	Other postretirement benefits
2021	$389	$47	$112	$10	$226	$34
2022	268	47	68	10	172	34
2023	255	48	65	10	166	35
2024	246	48	61	10	159	35
2025	239	47	60	10	157	35
2026-2030	1,130	235	263	47	752	172

SAVINGS PLANS
Sempra Energy Consolidated, SDG&E and SoCalGas offer trusteed savings plans to all employees. Employee participation, employee contributions and employer matching contributions are subject to the provisions of the respective plans, and for employee contributions, limits imposed by the respective governmental authorities.
Employer contributions to the savings plans were as follows:

EMPLOYER CONTRIBUTIONS TO SAVINGS PLANS
(Dollars in millions)
	2020	2019	2018
Sempra Energy Consolidated	$47	$44	$43
SDG&E	16	15	15
SoCalGas	25	24	23

The market value of Sempra Energy common stock held by the savings plans was $1.1 billion and $1.3 billion at December 31, 2020 and 2019, respectively.

NOTE 10. SHARE-BASED COMPENSATION
SEMPRA ENERGY EQUITY COMPENSATION PLANS
Sempra Energy has share-based compensation plans intended to align employee and shareholder objectives related to the long-term growth of Sempra Energy. The plans permit a wide variety of share-based awards, including:
▪nonqualified stock options
▪incentive stock options
▪restricted stock awards

▪restricted stock units
▪stock appreciation rights
▪performance awards
▪stock payments
▪dividend equivalents
Eligible employees, including those from the California Utilities, participate in Sempra Energy’s share-based compensation plans as a component of their compensation package.
In the three years ended December 31, 2020, Sempra Energy had the following types of equity awards outstanding:
▪Nonqualified Stock Options: Options to purchase common stock have an exercise price equal to the market price of the common stock at the date of grant, are service-based, become exercisable over a three-year period (for awards granted in 2020 and 2019) or over a four-year period (for awards granted in 2010 or earlier), and expire 10 years from the date of grant. Vesting and/or the ability to exercise may be accelerated upon a change in control, in accordance with severance pay agreements or in accordance with the terms of the grant. Options are subject to forfeiture or earlier expiration following termination of employment, subject to certain exceptions.
▪Performance-Based Restricted Stock Units: These RSU awards generally vest in Sempra Energy common stock at the end of three-year (for awards granted during or after 2015) or four-year performance periods (for awards granted prior to 2015) based on Sempra Energy’s total return to shareholders relative to that of specified market indices or based on the compound annual growth rate of Sempra Energy’s EPS. The comparative market indices for the awards that vest based on total return to shareholders are the S&P 500 Utilities Index (excluding water companies) and the S&P 500 Index. We use long-term analyst consensus growth estimates for S&P 500 Utilities Index peer companies (excluding water companies) to develop our targets for awards that vest based on EPS growth.
◦For awards granted during or after 2014, up to an additional 100% of the granted RSUs may be issued if total return to shareholders or EPS growth exceeds target levels.
◦For awards granted in 2015 and 2016 and certain awards granted in 2017 and 2018 that vest based on Sempra Energy’s total return to shareholders, a modifier adds 20% to the award’s payout (as initially calculated based on total return to shareholders relative to that of specified market indices) for total shareholder return performance in the top quartile relative to historical benchmark data for Sempra Energy and reduces the award’s payout by 20% for performance in the bottom quartile. However, in no event will more than an additional 100% of the granted RSUs be issued. If performance falls within the second or third quartiles, the modifier is not triggered, and the payout is based solely on total return to shareholders relative to that of specified market indices.
If Sempra Energy’s total return to shareholders or EPS growth is below the target levels but above threshold performance levels, shares are subject to partial vesting on a pro rata basis.
▪Other Performance-Based Restricted Stock Units: RSUs were granted in 2015 in connection with the creation of Cameron LNG JV. The 2015 awards vested in 2019 as both of the following were achieved: (a) the Compensation and Talent Committee of Sempra Energy’s board of directors determined that Sempra Energy achieved positive cumulative net income for fiscal years 2015 through 2017 and (b) Cameron LNG JV commenced commercial operations of the first train.
▪Service-Based Restricted Stock Units: RSUs may also be service-based; these generally vest ratably over three-year service periods (for awards granted in 2019), or at the end of three-year (for awards granted during 2015 through 2018) or four-year service periods (for awards granted prior to 2015).
For RSU awards, vesting may be subject to earlier forfeiture upon termination of employment and accelerated vesting upon a change in control under the applicable LTIP, in accordance with severance pay agreements, or at the discretion of the Compensation and Talent Committee of Sempra Energy’s board of directors. Dividend equivalents on shares subject to RSUs are reinvested to purchase additional common shares that become subject to the same vesting conditions as the RSUs to which the dividends relate.
SHARE-BASED AWARDS AND COMPENSATION EXPENSE
At December 31, 2020, 6,927,284 common shares were authorized and available for future grants of share-based awards. Our practice is to satisfy share-based awards by issuing new shares rather than by open-market purchases.
We measure and recognize compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values on the date of grant. We recognize compensation costs net of an estimated forfeiture rate (based on historical experience) and recognize the compensation costs for nonqualified stock options and RSUs on a straight-line basis over the requisite service period of the award, which is generally three or four years. However, for awards granted to retirement-

eligible participants, the expense is recognized over the initial year in which the award was granted as the award requires service through the end of the year in which it was granted. For awards granted to participants who become eligible for retirement during the requisite service period, the expense is recognized over the period between the date of grant and the later of the end of the year in which the award was granted or the date the participant first becomes eligible for retirement. Substantially all awards outstanding are classified as equity instruments; therefore, we recognize additional paid in capital as we recognize the compensation expense associated with the awards. We recognize in earnings the tax benefits (or deficiencies) resulting from tax deductions that are in excess of (or less than) tax benefits related to compensation cost recognized for share-based payments.
Sempra Energy subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans and/or the subsidiaries are allocated a portion of the Sempra Energy plans’ corporate staff costs. Total share-based compensation expense for all of Sempra Energy’s share-based awards was comprised as follows:

SHARE-BASED COMPENSATION EXPENSE
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated:
Share-based compensation expense, before income taxes(1)	$62	$66	$76
Income tax benefit(1)	(17)	(18)	(21)
	$45	$48	$55

Capitalized share-based compensation cost	$11	$11	$10
Excess income tax deficiency	$19	$4	$15
SDG&E:
Share-based compensation expense, before income taxes	$11	$10	$12
Income tax benefit	(3)	(3)	(3)
	$8	$7	$9

Capitalized share-based compensation cost	$7	$6	$6
Excess income tax deficiency	$3	$1	$3
SoCalGas:
Share-based compensation expense, before income taxes	$14	$15	$16
Income tax benefit	(4)	(4)	(5)
	$10	$11	$11

Capitalized share-based compensation cost	$4	$5	$4
Excess income tax deficiency	$3	$1	$2
(1)    Includes activity of awards issued from the IEnova 2013 LTIP, which settle in cash upon vesting based on the price of IEnova’s common stock.
SEMPRA ENERGY NONQUALIFIED STOCK OPTIONS
We use a Black-Scholes option-pricing model to estimate the fair value of each nonqualified stock option grant. The use of a valuation model requires us to make certain assumptions about selected model inputs. Expected volatility is calculated based on a blend of the historical and implied volatility of Sempra Energy’s common stock price. The average expected term for options is based on the vesting schedule, contractual term of the option, expected employee exercise and post-termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term estimated at the date of the grant. In 2020 and 2019, Sempra Energy’s board of directors granted 154,860 and 261,075 nonqualified stock options, respectively, that are exercisable over a three-year period. There were no stock options granted in 2018. The weighted-average per-share fair value for options granted was $19.76 and $13.20 in 2020 and 2019, respectively. To calculate this fair value, we used the Black-Scholes model with the following weighted-average assumptions:

KEY ASSUMPTIONS FOR STOCK OPTIONS GRANTED

	Years ended December 31,
	2020	2019
Stock price volatility	18.78%	18.63%
Expected term	5.34 years	5.34 years
Risk-free rate of return	1.68%	2.49%
Annual dividend yield	2.60%	3.35%

The following table shows a summary of nonqualified stock options at December 31, 2020 and activity for the year then ended:

NONQUALIFIED STOCK OPTIONS
	Common shares under options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	247,577	$105.86
Granted	154,860	$149.12
Exercised	(4,400)	$55.90
Forfeited/canceled	(32,642)	$149.12
Outstanding at December 31, 2020	365,395	$120.93	8.34	$2

Vested or expected to vest at December 31, 2020	349,596	$120.28	8.32	$2
Exercisable at December 31, 2020	81,061	$106.76	8.00	$2

The aggregate intrinsic value at December 31, 2020 is the total of the difference between Sempra Energy’s closing common stock price and the exercise price for all in-the-money options. The aggregate intrinsic value for nonqualified stock options exercised in the last three years was:
▪$0.4 million in 2020
▪$4 million in 2019
▪$9 million in 2018
We expect a negligible amount of total compensation cost related to nonvested stock options not yet recognized as of December 31, 2020 to be recognized over a weighted-average period of 1.3 years. The weighted-average per-share fair value for nonqualified stock options granted in 2019 was $106.76.
We received cash of $0.2 million and $3 million from stock option exercises during 2020 and 2019, respectively.
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

KEY ASSUMPTIONS FOR RSUs GRANTED

	Years ended December 31,
	2020	2019	2018
Stock price volatility	16.35%	17.74%	17.46%
Risk-free rate of return	1.55%	2.46%	2.00%

The following table shows a summary of RSUs at December 31, 2020 and activity for the year then ended:

RESTRICTED STOCK UNITS

	Performance-based restricted stock units		Service-based restricted stock units
	Units	Weighted- average grant-date fair value	Units	Weighted- average grant-date fair value
Nonvested at January 1, 2020	1,086,981	$109.85	415,787	$119.96
Granted	265,236	$155.62	165,847	$138.91
Vested	(403,302)	$110.45	(230,612)	$112.11
Forfeited	(54,954)	$134.90	(7,445)	$140.18
Nonvested at December 31, 2020(1)	893,961	$121.61	343,577	$121.59
Expected to vest at December 31, 2020	882,903	$121.45	339,025	$121.46
(1)    Each RSU represents the right to receive one share of our common stock if applicable performance conditions are satisfied. For all performance-based RSUs, up to an additional 100% of the shares represented by the RSUs may be issued if Sempra Energy exceeds target performance conditions.

In 2020, 2019 and 2018, the total fair value of RSU shares vested during the year was $70 million, $36 million and $32 million, respectively.
We expect $28 million of total compensation cost related to nonvested RSUs not yet recognized as of December 31, 2020 to be recognized over a weighted-average period of 1.7 years. The weighted-average per-share fair values for performance-based RSUs granted were $113.54 and $105.03 in 2019 and 2018, respectively. The weighted-average per-share fair values for service-based RSUs granted were $112.50 and $107.60 in 2019 and 2018, respectively.

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
▪Sempra Mexico and Sempra LNG may use natural gas and electricity derivatives, as appropriate, in an effort to optimize the earnings of their assets which support the following businesses: LNG, natural gas transportation and storage, and power generation. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Energy-Related Businesses Cost of Sales on the Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges. Sempra Mexico may also use natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Consolidated Statements of Operations.
▪From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel and GHG allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
		December 31,
Commodity	Unit of measure	2020	2019
Sempra Energy Consolidated:
Natural gas	MMBtu	5	32
Electricity	MWh	1	2
Congestion revenue rights	MWh	43	48
SDG&E:
Natural gas	MMBtu	16	37
Electricity	MWh	1	2
Congestion revenue rights	MWh	43	48
SoCalGas:
Natural gas	MMBtu	1	2

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
The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	December 31, 2020		December 31, 2019
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges	$1,486	2021-2034	$1,445	2020-2034
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	December 31, 2020		December 31, 2019
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$306	2021-2023	$306	2020-2023
Other foreign currency derivatives	1,764	2021-2022	1,796	2020-2021
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

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2020
	Other current assets(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments	$—	$1	$(26)	$(160)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	24	—	—	—
Commodity contracts not subject to rate recovery	82	17	(95)	(16)
Associated offsetting commodity contracts	(82)	(13)	82	13
Commodity contracts subject to rate recovery	35	95	(35)	(25)
Associated offsetting commodity contracts	(2)	—	2	—
Net amounts presented on the balance sheet	57	100	(72)	(188)
Additional cash collateral for commodity contracts not subject to rate recovery	21	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	30	—	—	—
Total(2)	$108	$100	$(72)	$(188)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$32	$95	$(28)	$(25)
Associated offsetting commodity contracts	(1)	—	1	—
Net amounts presented on the balance sheet	31	95	(27)	(25)
Additional cash collateral for commodity contracts subject to rate recovery	24	—	—	—
Total(2)	$55	$95	$(27)	$(25)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$3	$—	$(7)	$—
Associated offsetting commodity contracts	(1)	—	1	—
Net amounts presented on the balance sheet	2	—	(6)	—
Additional cash collateral for commodity contracts subject to rate recovery	6	—	—	—
Total	$8	$—	$(6)	$—
(1)    Included in Current Assets: Fixed-Price Contracts and Other Derivatives for SDG&E.
(2)    Normal purchase contracts previously measured at fair value are excluded.

DERIVATIVE INSTRUMENTS ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2019
	Other current assets(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments	$—	$3	$(17)	$(140)
Derivatives not designated as hedging instruments:
Foreign exchange instruments	41	—	(20)	—
Associated offsetting foreign exchange instruments	(20)	—	20	—
Commodity contracts not subject to rate recovery	34	11	(41)	(10)
Associated offsetting commodity contracts	(32)	(2)	32	2
Commodity contracts subject to rate recovery	41	76	(47)	(47)
Associated offsetting commodity contracts	(6)	(3)	6	3
Associated offsetting cash collateral	—	—	14	—
Net amounts presented on the balance sheet	58	85	(53)	(192)
Additional cash collateral for commodity contracts not subject to rate recovery	43	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	25	—	—	—
Total(2)	$126	$85	$(53)	$(192)
SDG&E:
Derivatives designated as hedging instruments:
Commodity contracts subject to rate recovery	30	76	(41)	(47)
Associated offsetting commodity contracts	(4)	(3)	4	3
Associated offsetting cash collateral	—	—	14	—
Net amounts presented on the balance sheet	26	73	(23)	(44)
Additional cash collateral for commodity contracts subject to rate recovery	16	—	—	—
Total(2)	$42	$73	$(23)	$(44)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$11	$—	$(6)	$—
Associated offsetting commodity contracts	(2)	—	2	—
Net amounts presented on the balance sheet	9	—	(4)	—
Additional cash collateral for commodity contracts subject to rate recovery	9	—	—	—
Total	$18	$—	$(4)	$—
(1)    Included in Current Assets: Fixed-Price Contracts and Other Derivatives for SDG&E.
(2)    Normal purchase contracts previously measured at fair value are excluded.

The table below includes the effects of derivative instruments designated as cash flow hedges on the Consolidated Statements of Operations and in OCI and AOCI.

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI				Pretax (loss) gain reclassified from AOCI into earnings
	Years ended December 31,				Years ended December 31,
	2020	2019	2018	Location	2020	2019	2018
Sempra Energy Consolidated:
Interest rate instruments	$—	$—	$—	(Loss) Gain on Sale of Assets	$—	$(10)	$(9)
Interest rate instruments(1)	(34)	(24)	17	Interest Expense(1)	(10)	(3)	(1)
Interest rate instruments	(185)	(164)	44	Equity Earnings	(46)	(3)	(9)
Foreign exchange instruments	(4)	(8)	(4)	Revenues: Energy- Related Businesses	1	(2)	1
Interest rate and foreign exchange instruments	(6)	19	14	Interest Expense	(1)	—	1
				Other (Expense) Income, Net	(11)	9	2
Foreign exchange instruments	(3)	(10)	(3)	Equity Earnings	—	(2)	2
Total	$(232)	$(187)	$68		$(67)	$(11)	$(13)
SDG&E:
Interest rate instruments(1)	$—	$(1)	$1	Interest Expense(1)	$—	$(3)	$(7)
SoCalGas:
Interest rate instruments	$—	$—	$—	Interest Expense	$—	$(1)	$(1)
(1)    Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE. On August 14, 2019, OMEC LLC paid in full its variable-rate loan and terminated its interest rate swaps.

For Sempra Energy Consolidated, we expect that $87 million of losses, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at December 31, 2020 is approximately 14 years for Sempra Energy Consolidated. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 19 years.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax gain (loss) on derivatives recognized in earnings
		Years ended December 31,
	Location	2020	2019	2018
Sempra Energy Consolidated:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$17	$12	$26
Commodity contracts subject to rate recovery	Cost of Natural Gas	(7)	3	5
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	88	(140)	279
Foreign exchange instruments	Other (Expense) Income, Net	(56)	25	3
Total		$42	$(100)	$313
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$88	$(140)	$279
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$(7)	$3	$5

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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a liability position at December 31, 2020 and 2019 was $16 million and $21 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at December 31, 2020 and 2019 was $6 million and $4 million, respectively. At December 31, 2020, if the credit ratings of Sempra Energy or SoCalGas were reduced below investment grade, $16 million and $6 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
For Sempra Energy Consolidated, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 12. FAIR VALUE MEASUREMENTS
RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2020 and 2019. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair-valued assets and liabilities, and their placement within the fair value hierarchy.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis in the tables below include the following (other than a $5 million investment at December 31, 2019 measured at NAV):
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
▪Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at December 31, 2020, and 2019.

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

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	399	626	—	1,025
Interest rate and foreign exchange instruments	—	25	—	25
Commodity contracts not subject to rate recovery	—	4	—	4
Effect of netting and allocation of collateral(2)	21	—	—	21
Commodity contracts subject to rate recovery	6	1	121	128
Effect of netting and allocation of collateral(2)	19	5	6	30
Support Agreement, net of related guarantee fees	—	—	7	7
Total	$445	$661	$134	$1,240

Liabilities:
Interest rate and foreign exchange instruments	$—	$186	$—	$186
Commodity contracts not subject to rate recovery	—	16	—	16
Commodity contracts subject to rate recovery	—	6	52	58
Support Agreement, net of related guarantee fees	—	—	4	4
Total	$—	$208	$56	$264

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$503	$6	$—	$509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	549	525	—	1,074
Interest rate and foreign exchange instruments	—	24	—	24
Commodity contracts not subject to rate recovery	—	11	—	11
Effect of netting and allocation of collateral(2)	43	—	—	43
Commodity contracts subject to rate recovery	5	8	95	108
Effect of netting and allocation of collateral(2)	11	8	6	25
Total	$608	$576	$101	$1,285

Liabilities:
Interest rate and foreign exchange instruments	$—	$157	$—	$157
Commodity contracts not subject to rate recovery	—	17	—	17
Commodity contracts subject to rate recovery	14	4	67	85
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$178	$67	$245
(1)    Excludes cash, cash equivalents and receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	399	626	—	1,025
Commodity contracts subject to rate recovery	5	—	121	126
Effect of netting and allocation of collateral(2)	18	—	6	24
Total	$422	$626	$127	$1,175

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$52	$52
Total	$—	$—	$52	$52

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$503	$6	$—	$509
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	46	11	—	57
Municipal bonds	—	282	—	282
Other securities	—	226	—	226
Total debt securities	46	519	—	565
Total nuclear decommissioning trusts(1)	549	525	—	1,074
Commodity contracts subject to rate recovery	1	3	95	99
Effect of netting and allocation of collateral(2)	10	—	6	16
Total	$560	$528	$101	$1,189

Liabilities:
Commodity contracts subject to rate recovery	$14	$—	$67	$81
Effect of netting and allocation of collateral(2)	(14)	—	—	(14)
Total	$—	$—	$67	$67
(1)    Excludes cash, cash equivalents and receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$1	$1	$—	$2
Effect of netting and allocation of collateral(1)	1	5	—	6
Total	$2	$6	$—	$8

Liabilities:
Commodity contracts subject to rate recovery	$—	$6	$—	$6
Total	$—	$6	$—	$6

	Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$4	$5	$—	$9
Effect of netting and allocation of collateral(1)	1	8	—	9
Total	$5	$13	$—	$18

Liabilities:
Commodity contracts subject to rate recovery	$—	$4	$—	$4
Total	$—	$4	$—	$4
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

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Balance at January 1	$28	$179	$(28)
Realized and unrealized gains (losses)	19	(184)	209
Allocated transmission instruments	6	6	10
Settlements	16	27	(12)
Balance at December 31	$69	$28	$179
Change in unrealized gains (losses) relating to instruments still held at December 31	$34	$(139)	$183
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

CONGESTION REVENUE RIGHTS AUCTION PRICE INPUTS

Settlement year	Price per MWh			Median price per MWh
2021	$(1.81)	to	$14.11	$(0.12)
2020	(3.77)	to	6.03	(1.58)
2019	(8.57)	to	35.21	(2.94)
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
Long-term, fixed-price electricity positions that are valued using significant unobservable data are classified as Level 3 because the contract terms relate to a delivery location or tenor for which observable market rate information is not available. The fair value of the net electricity positions classified as Level 3 is derived from a discounted cash flow model using market electricity forward price inputs. The range and weighted-average price of these inputs at December 31 were as follows:

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2020	$19.60	to	$78.10	$39.71
2019	21.00	to	61.15	37.92
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

LEVEL 3 RECONCILIATION
(Dollars in millions)
Year ended December 31, 2020
Balance at January 1	$—
Realized and unrealized gains(1)	6
Settlements	(3)
Balance at December 31(2)	$3
Change in unrealized gains (losses) relating to instruments still held at December 31	$3
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on the Sempra Energy Consolidated Statement of Operations.
(2)    Includes $7 million in Other Current Assets offset by $4 million in Deferred Credits and Other on the Sempra Energy Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	December 31, 2020
	Carrying	Fair value
	amount	Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$786	$—	$817	$—	$817
Long-term amounts due to unconsolidated affiliates	275	—	266	—	266
Total long-term debt(2)	22,259	—	25,478	—	25,478
SDG&E:
Total long-term debt(3)	$6,253	$—	$7,384	$—	$7,384
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,655	$—	$5,655

	December 31, 2019
	Carrying	Fair value
	amount	Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates	$742	$—	$759	$—	$759
Long-term amounts due to unconsolidated affiliates	195	—	184	—	184
Total long-term debt(2)	21,247	—	22,638	26	22,664
SDG&E:
Total long-term debt(3)	$5,140	$—	$5,662	$—	$5,662
SoCalGas:
Total long-term debt(4)	$3,809	$—	$4,189	$—	$4,189
(1)    Before allowances for credit losses of $3 million. Includes $3 million of accrued interest receivable in Due From Unconsolidated Affiliate – Current.
(2)    Before reductions of unamortized discount and debt issuance costs of $268 million and $225 million at December 31, 2020 and 2019, respectively, and excluding finance lease obligations of $1,330 million and $1,289 million at December 31, 2020 and 2019, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $52 million and $48 million at December 31, 2020 and 2019, respectively, and excluding finance lease obligations of $1,276 million and $1,270 million at December 31, 2020 and 2019, respectively.
(4)    Before reductions of unamortized discount and debt issuance costs of $40 million and $34 million at December 31, 2020 and 2019, respectively, and excluding finance lease obligations of $54 million and $19 million at December 31, 2020 and 2019, respectively.

We provide the fair values for the securities held in the NDT related to SONGS in Note 15.
NON-RECURRING FAIR VALUE MEASURES
Sempra LNG

Non-Utility Natural Gas Storage Assets
As we discuss in Note 5, in June 2018, our board of directors approved a plan to sell Mississippi Hub, our 90.9% ownership interest in Bay Gas and other non-utility assets (the non-utility natural gas storage assets). In June 2018, we also owned a 75.4% interest in LA Storage, a salt cavern development project in Cameron Parish in Louisiana. The LA Storage project also includes an existing 23.3-mile pipeline header system that is not currently contracted.
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
On January 1, 2019, Sempra LNG entered into an agreement to sell Mississippi Hub and Bay Gas for $332 million, subject to working capital adjustments and $20 million representing Sempra LNG’s purchase of the 9.1% minority interest in Bay Gas immediately prior to and included as part of the sale. On February 7, 2019, Sempra LNG completed this sale. Additionally, in December 2018, Sempra LNG entered into an agreement to sell other non-utility assets for $5 million; such sale was completed in January 2019. We considered the assets’ sales prices negotiated with active market participants to be a relevant and material data input. Accordingly, we updated our fair value analysis to reflect the Level 2 market participant input as the primary indicator of fair value. As a result, on December 31, 2018, we reduced the impairment of $1.3 billion recorded on June 25, 2018 by $183 million ($126 million after tax and NCI), resulting in a total impairment of $1.1 billion ($629 million after tax and NCI) for the year ended December 31, 2018, based on a fair value of $337 million for these non-utility natural gas storage assets.
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

NON-RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED

	Measurement date	Estimated fair value (in millions)	Valuation technique	Fair value hierarchy	% of fair value measurement	Inputs used to develop measurement	Range of inputs (weighted average)
Non-utility natural gas storage assets	December 31, 2018	$337	Market approach	Level 2	100%	Assets’ sales prices	100%
Non-utility natural gas storage assets	June 25, 2018	$190	Discounted cash flows	Level 3	100%	Storage rates per dekatherm per month	$0.06 - $0.22 $(0.10)	(1)
						Discount rate	10%	(2)
Certain of our U.S. wind equity method investments	June 25, 2018	$145	Discounted cash flows	Level 3	100%	Contracted and observable merchant prices per MWh	$29 - $92	(1)
						Discount rate	8% - 10% (8.7%)	(2)
(1)    Generally, significant increases (decreases) in this input in isolation would result in a significantly higher (lower) fair value measurement.
(2)    An increase in the discount rate would result in a decrease in fair value.

NOTE 13. PREFERRED STOCK
Sempra Energy and SDG&E are authorized to issue up to 50 million and 45 million shares of preferred stock, respectively. At December 31, 2020 and 2019, SDG&E had no preferred stock outstanding. The rights, preferences, privileges and restrictions for any new series of preferred stock would be established by each company’s board of directors at the time of issuance. We discuss SoCalGas preferred stock below.
SEMPRA ENERGY MANDATORY CONVERTIBLE PREFERRED STOCK
In January 2018, we issued 17,250,000 shares of our 6% mandatory convertible preferred stock, series A (series A preferred stock) in a registered public offering at $100.00 per share (or $98.20 per share after deducting underwriting discounts), and received net proceeds of $1.69 billion (net of underwriting discounts and equity issuance costs of $32 million). Each share of series A preferred stock had a liquidation value of $100.00.
In July 2018, we issued 5,750,000 shares of our 6.75% mandatory convertible preferred stock, series B (series B preferred stock) in a registered public offering at $100.00 per share (or $98.35 per share after deducting underwriting discounts), and received net proceeds of $565 million (net of underwriting discounts and equity issuance costs of $10 million). Each share of series B preferred stock has a liquidation value of $100.00.
Mandatory Conversion
Unless earlier converted, each share of the series A preferred stock and series B preferred stock is to automatically convert on the mandatory conversion date of January 15, 2021 and July 15, 2021, respectively. The number of shares of our common stock issuable on conversion of each such series of preferred stock is determined based on the volume-weighted average market value per share of our common stock over the 20-consecutive trading day period beginning on and including the 21st scheduled trading day immediately preceding January 15, 2021 for the series A preferred stock and July 15, 2021 for the series B preferred stock. On January 15, 2021, we converted 17,250,000 shares of series A preferred stock into 13,781,025 shares of our common stock based on a conversion rate of 0.7989 shares of our common stock for each issued and outstanding share of series A preferred stock. As a consequence, no shares of series A preferred stock were outstanding after January 15, 2021 and the 17,250,000 shares that were formerly series A preferred stock have returned to the status of authorized and unissued shares of preferred stock.

The terms of our series A preferred stock and series B preferred stock require a notice to holders when the aggregate adjustment to the conversion rates at which shares of series A preferred stock or series B preferred stock are convertible into shares of Sempra Energy common stock is more than 1%. On July 6, 2020, we notified the holders of the series A preferred stock of such an adjustment. These adjustments, which resulted from the incremental impact of our second quarter dividend declared on our common stock and which became effective as of June 25, 2020, the ex-dividend date for such dividend, include adjustments to the minimum and maximum conversion rates and the related initial and threshold appreciation prices.
The following table illustrates the conversion rate per share of our series B preferred stock, subject to certain anti-dilution adjustments.

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
Conversion at the Option of the Holder
Generally, and subject to the terms of the respective series of mandatory convertible preferred stock, at any time prior to January 15, 2021 for the series A preferred stock and July 15, 2021 for the series B preferred stock, holders were (with respect to the series A preferred stock) or are (with respect to the series B preferred stock) entitled to elect to convert each share of their preferred stock into shares of our common stock at the minimum conversion rate. No holders of the series A preferred stock elected such a conversion before the January 15, 2021 mandatory conversion of all then-outstanding shares. If all outstanding series B preferred stock were converted early, we would issue, subject to anti-dilution adjustments, 4.2 million common shares upon such conversion. In addition, if holders of the series B preferred stock elect to convert any shares during a specified period beginning on the effective date of a fundamental change, as defined in the certificate of determination of preferences of the series B preferred stock, such shares of preferred stock will be converted into shares of our common stock at a fundamental change conversion rate, and the holders will also be entitled to receive a fundamental change dividend make-whole amount and accumulated dividend amount.
Dividends
Dividends on each series of mandatory convertible preferred stock are (or, with respect to the series A preferred stock, were) payable quarterly on a cumulative basis when, as and if declared by our board of directors. All dividends ceased to accrue on the series A preferred stock upon their mandatory conversion on January 15, 2021. We may pay quarterly declared dividends on the series B preferred stock in cash or, subject to certain limitations, in shares of our common stock, no par value, or in any combination of cash and shares of our common stock. Shares of common stock used to pay dividends will be valued at 97% of the volume-weighted average price per share over the five-consecutive trading day period beginning on, and including the sixth trading day prior to, the applicable dividend payment date.
Voting Rights
The holders of the series B preferred stock do not have voting rights, except with respect to any authorization, creation or increase in the authorized amount of any class or series of capital stock ranking senior to the series B preferred stock, certain amendments to the terms of the series B preferred stock, in certain other limited circumstances and as otherwise specifically required by California law. In addition, whenever dividends on any shares of series B preferred stock have not been declared and paid or have been declared but not paid for six or more dividend periods, whether or not consecutive, the authorized number of directors on our board of directors will automatically be increased by two and the holders of the series B preferred stock, voting together as a single class with holders of any and all other outstanding preferred stock of equal rank having similar voting rights, will be entitled to elect two directors who satisfy certain requirements to fill such newly created directorships. This voting right will terminate when all accumulated and unpaid dividends on the series B preferred stock have been paid in full and, upon such termination and the termination of the same voting rights of all other holders of outstanding series of preferred stock that have such voting rights, the term of office of each director elected pursuant to such rights will terminate and the authorized number of directors will automatically decrease by two, subject to the revesting of that right in the event of each subsequent nonpayment.

Ranking
The series B preferred stock ranks, with respect to dividend rights and distribution rights upon our liquidation, winding-up or dissolution:
▪senior to our common stock and each other class or series of our capital stock established in the future, unless the terms of such capital stock expressly provide otherwise;
▪on parity with our outstanding series C preferred stock and each class or series of our capital stock established in the future if the terms of such capital stock provide that it ranks on parity with the series B preferred stock;
▪junior to each class or series of our capital stock established in the future, if the terms of such capital stock provide that it ranks senior to the series B preferred stock;
▪junior to our existing and future indebtedness and other liabilities; and
▪structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries and capital stock of our subsidiaries held by third parties.
SEMPRA ENERGY SERIES C PREFERRED STOCK
In June 2020, we issued 900,000 shares of our 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C (series C preferred stock) in a registered public offering at a price to the public of $1,000 per share and received net proceeds of $889 million after deducting the underwriting discount and equity issuance costs of $11 million. We used the net proceeds for working capital and other general corporate purposes, including the repayment of indebtedness.
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
Dividends
Dividends on the series C preferred stock, when, as and if declared by our board of directors or an authorized committee thereof, are payable in cash, on a cumulative basis, semi-annually in arrears beginning on October 15, 2020. Dividends on the series C preferred stock will be cumulative whether or not:
▪we have earnings;
▪the payment of such dividends is then permitted under California law;
▪such dividends are authorized or declared; and
▪any agreements to which we are a party prohibit the current payment of dividends, including any agreement relating to our indebtedness.
We accrue dividends on the series C preferred stock on a monthly basis. The dividend rate from and including June 19, 2020 to, but excluding, October 15, 2025 is 4.875% per annum of the $1,000 liquidation preference per share. The dividend rate will reset on October 15, 2025 and on October 15 of every fifth year after 2025 and, for each five-year period following such reset dates, will be a per annum rate equal to the Five-year U.S. Treasury Rate (as defined in the certificate of determination of preferences of the series C preferred stock) as of the second business day prior to such reset date, plus a spread of 4.550%, of the $1,000 liquidation preference per share.

Voting Rights
The holders of series C preferred stock do not have any voting rights, except with respect to any authorization, creation or increase in the authorized amount of any class or series of capital stock ranking senior to the series C preferred stock, certain amendments to the terms of the series C preferred stock, in certain other limited circumstances and as otherwise specifically required by California law. In addition, whenever dividends on any shares of series C preferred stock have not been declared and paid or have been declared but not paid for three or more dividend periods, whether or not consecutive, the authorized number of directors on our board of directors will automatically be increased by two and the holders of the series C preferred stock, voting together as a single class with holders of any and all other outstanding series of preferred stock of equal rank having similar voting rights, will be entitled to elect two directors who satisfy certain requirements to fill such two newly created directorships. This voting right will terminate when all accumulated and unpaid dividends on the series C preferred stock have been paid in full and, upon such termination and the termination of the same voting rights of all other holders of outstanding series of preferred stock that have such voting rights, the term of office of each director elected pursuant to such rights will terminate and the authorized number of directors will automatically decrease by two, subject to the revesting of such rights in the event of each subsequent nonpayment.
Ranking
The series C preferred stock ranks, with respect to dividend rights and distribution rights upon our liquidation, winding-up or dissolution:
▪senior to our common stock and each other class or series of our capital stock established in the future, unless the terms of such capital stock expressly provide otherwise;
▪on parity with our formerly outstanding series A preferred stock and currently outstanding series B preferred stock and each class or series of our capital stock established in the future if the terms of such capital stock provide that it ranks on parity with the series C preferred stock;
▪junior to each class or series of our capital stock established in the future, if the terms of such capital stock provide that it ranks senior to the series C preferred stock;
▪junior to our existing and future indebtedness and other liabilities; and
▪structurally subordinated to all existing and future indebtedness and other liabilities of our subsidiaries and capital stock of our subsidiaries held by third parties.
SOCALGAS PREFERRED STOCK
SoCalGas is authorized to issue up to an aggregate of 11 million shares of preferred stock, series preferred stock and preference stock. The table below presents preferred stock outstanding at SoCalGas:

PREFERRED STOCK OUTSTANDING
(Dollars in millions, except per share amounts)
	December 31,
	2020	2019
$25 par value, authorized 1,000,000 shares:
6% Series, 79,011 shares outstanding	$3	$3
6% Series A, 783,032 shares outstanding	19	19
SoCalGas - Total preferred stock	22	22
Less: 50,970 shares of the 6% Series outstanding owned by PE	(2)	(2)
Sempra Energy - Total preferred stock of subsidiary	$20	$20

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
SEMPRA ENERGY COMMON STOCK OFFERINGS
In January 2018, we completed the offering of 26,869,158 shares of our common stock, no par value, in a registered public offering at $107.00 per share (approximately $105.07 per share after deducting underwriting discounts), with 23,364,486 shares pursuant to forward sale agreements. We received net proceeds totaling approximately $2.8 billion to fully settle these shares, as follows:
▪$367 million (net of underwriting discounts and equity issuance costs of $8 million) to cover overallotment shares of 3,504,672 in the first quarter of 2018 at a settlement price of $105.07 per share;
▪$900 million (net of underwriting discounts of $16 million) from the settlement of 8,556,630 shares in the first quarter of 2018 at a forward sale price of $105.18 per share;
▪$800 million (net of underwriting discounts of $14 million) from the settlement of 7,651,671 shares in the second quarter of 2018 at forward sale prices ranging from $104.53 to $104.58 per share; and
▪$728 million (net of underwriting discounts of $13 million) from the settlement of 7,156,185 shares in the third quarter of 2019 at a forward sale price of $101.74 per share.
In July 2018, we completed the offering of 11,212,500 shares of our common stock, no par value, in a registered public offering at $113.75 per share (approximately $111.87 per share after deducting underwriting discounts), with 9,750,000 shares pursuant to forward sale agreements. We received net proceeds totaling approximately $1.2 billion to fully settle these shares, as follows:
▪$164 million (net of underwriting discounts and equity issuance costs of $3 million) to cover overallotment shares of 1,462,500 in the third quarter of 2018 at a settlement price of $111.87 per share; and
▪$1,066 million (net of underwriting discounts of $18 million) from the settlement of 9,750,000 shares in the fourth quarter of 2019 at a forward sale price of $109.33 per share.

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

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2020	2019	2018
Numerator for continuing operations:
Income from continuing operations, net of income tax	$2,255	$1,999	$938
Earnings attributable to noncontrolling interests	(162)	(129)	(44)
Preferred dividends	(168)	(142)	(125)
Preferred dividends of subsidiary	(1)	(1)	(1)
Earnings from continuing operations attributable to common shares	$1,924	$1,727	$768

Numerator for discontinued operations:
Income from discontinued operations, net of income tax	$1,850	$363	$188
Earnings attributable to noncontrolling interests	(10)	(35)	(32)
Earnings from discontinued operations attributable to common shares	$1,840	$328	$156

Numerator for earnings:
Earnings attributable to common shares	$3,764	$2,055	$924

Denominator:
Weighted-average common shares outstanding for basic EPS(1)	291,077	277,904	268,072
Dilutive effect of stock options and RSUs(2)	1,175	1,585	919
Dilutive effect of common shares sold forward	—	2,544	861
Weighted-average common shares outstanding for diluted EPS	292,252	282,033	269,852

Basic EPS:
Earnings from continuing operations	$6.61	$6.22	$2.86
Earnings from discontinued operations	$6.32	$1.18	$0.59
Earnings	$12.93	$7.40	$3.45

Diluted EPS:
Earnings from continuing operations	$6.58	$6.13	$2.84
Earnings from discontinued operations	$6.30	$1.16	$0.58
Earnings	$12.88	$7.29	$3.42
(1)     Includes fully vested RSUs held in our Deferred Compensation Plan of 537 in 2020, 617 in 2019 and 641 in 2018. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(2)    Due to market fluctuations of both Sempra Energy common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for 2020, 2019 and 2018 excludes potentially dilutive shares of 187,028, 80,281 and 20,814, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from the forward sale of our common stock pursuant to the forward sale agreements that we discuss above is reflected in our diluted EPS calculation using the treasury stock method. We have fully settled all forward sale agreements and those shares are included in weighted-average common shares outstanding for basic EPS.

The potentially dilutive impact from our mandatory convertible preferred stock is calculated under the if-converted method. The computation of diluted EPS for the years ended December 31, 2020, 2019 and 2018 excludes 17,889,365, 17,471,375 and 17,197,035 potentially dilutive shares, respectively, because to include them would be antidilutive for those periods. However, these shares could potentially dilute basic EPS in the future. We discuss the 2018 issuances of our mandatory convertible preferred stock and conversion of the series A preferred stock to Sempra Energy common stock on January 15, 2021 in Note 13.
We are authorized to issue 750 million shares of no par value common stock. The following table provides common stock activity for the last three years.

COMMON STOCK ACTIVITY

	Years ended December 31,
	2020	2019	2018
Common shares outstanding, January 1	291,712,925	273,769,513	251,358,977
Shares issued under forward sale agreements	—	16,906,185	21,175,473
RSUs vesting(1)	896,839	463,012	509,042
Stock options exercised	4,400	52,540	138,861
Savings plan issuance	201,431	475,774	553,036
Common stock investment plan(2)	42,955	199,253	231,242
Issuance of RSUs held in our Deferred Compensation Plan	103,552	59,470	3,357
Shares repurchased(3)	(4,491,858)	(212,822)	(200,475)
Common shares outstanding, December 31	288,470,244	291,712,925	273,769,513
(1)    Includes dividend equivalents.
(2)    Participants in the Direct Stock Purchase Plan may reinvest dividends to purchase newly issued shares.
(3)    Generally, we purchase shares of our common stock or units from LTIP participants who elect to sell to us a sufficient number of vested RSUs to meet minimum statutory tax withholding requirements. In 2020, shares repurchased includes shares repurchased under the ASR program that we discuss above.

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
SETTLEMENT AGREEMENT TO RESOLVE THE CPUC’S ORDER INSTITUTING INVESTIGATION INTO THE SONGS OUTAGE
In 2012, in response to the SONGS outage, the CPUC issued the SONGS OII, which was intended to determine the ultimate recovery of the investment in SONGS and the costs incurred since the commencement of the outage. In July 2018, the CPUC approved a settlement agreement and, in August 2018, SDG&E, Edison, Cal PA, TURN and other intervenors submitted a notice that they accepted the settlement agreement, which provided for various disallowances, refunds and rate recoveries.
In connection with the settlement agreement, and in exchange for the release of certain SONGS-related claims, in January 2018, SDG&E and Edison entered into a utility shareholder agreement, which became effective upon CPUC approval of the settlement agreement in July 2018, under which Edison has an obligation to compensate SDG&E for the revenue requirement amounts that SDG&E will no longer recover because of the settlement agreement. In exchange for Edison’s reimbursement, the parties mutually released each other from all claims that each party had or could have asserted related to the steam generator replacement failure and its aftermath. Edison’s payment obligation commenced in October 2018, and amounts are due to SDG&E quarterly thereafter until April 2022. At December 31, 2020, SDG&E has a receivable from Edison, including accrued interest, totaling $49 million, with $37 million classified as current and $12 million classified as noncurrent. This receivable reflects amounts Edison is obligated to pay to SDG&E in lieu of amounts SDG&E would have collected from ratepayers associated with the SONGS regulatory asset.
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. We expect the majority of the work to take 10 years after receipt of all the required permits. The coastal development permit, the last permit required to be obtained, was issued in October 2019. The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate this permit and to obtain injunctive relief to stop decommissioning work. In September 2020, the Samuel Lawrence Foundation filed another writ petition under the California Coastal Act in LA Superior Court seeking to set aside the CCC’s July 2020 approval of the inspection and maintenance plan for the SONGS’ canisters and to obtain injunctive relief to stop decommissioning work. Major decommissioning work began in 2020 and has not been interrupted by the writ petitions filed by the Samuel Lawrence Foundation. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal, as we discuss below. SDG&E is responsible for approximately 20% of the total decommissioning costs.
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
Except for the use of funds for the planning of decommissioning activities or NDT administrative costs, CPUC approval is required for SDG&E to access the NDT assets to fund SONGS decommissioning costs for Units 2 and 3. In December 2020, SDG&E received authorization from the CPUC to access NDT funds of up to $89 million for forecasted 2021 costs.
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
Nuclear Decommissioning Trusts

The following table shows the fair values and gross unrealized gains and losses for the securities held in the NDT. We provide additional fair value disclosures for the NDT in Note 12.

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At December 31, 2020:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$64	$1	$—	$65
Municipal bonds(2)	308	18	—	326
Other securities(3)	253	17	—	270
Total debt securities	625	36	—	661
Equity securities	112	254	(2)	364
Cash and cash equivalents	3	—	—	3
Receivables (payables), net	(9)	—	—	(9)
Total	$731	$290	$(2)	$1,019
At December 31, 2019:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$57	$—	$—	$57
Municipal bonds	270	12	—	282
Other securities	218	9	(1)	226
Total debt securities	545	21	(1)	565
Equity securities	176	339	(6)	509
Cash and cash equivalents	16	—	—	16
Receivables (payables), net	(8)	—	—	(8)
Total	$729	$360	$(7)	$1,082
(1)    Maturity dates are 2022-2051.
(2)    Maturity dates are 2021-2056.
(3)    Maturity dates are 2021-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Proceeds from sales	$1,439	$914	$890
Gross realized gains	156	24	42
Gross realized losses	(17)	(5)	(10)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra Energy’s and SDG&E’s Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
The present value of SDG&E’s ARO related to decommissioning costs for the SONGS units was $579 million at December 31, 2020. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2020 dollars is approximately $860 million. We expect SDG&E’s undiscounted SONGS decommissioning payments to be $110 million in 2021, $83 million in 2022, $63 million in 2023, $45 million in 2024, $44 million in 2025, and $697 million thereafter.

U.S. DEPARTMENT OF ENERGY NUCLEAR FUEL DISPOSAL
Spent nuclear fuel from SONGS is currently stored on-site in an ISFSI licensed by the NRC. In October 2015, the CCC approved Edison’s application to expand the ISFSI. The ISFSI expansion began construction in 2016 and the transfer of the spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018 and was completed in August 2020. The ISFSI will operate until 2049, when it is assumed that the DOE will have taken custody of all the SONGS spent fuel. The ISFSI would then be decommissioned, and the site restored to its original environmental state. Until then, SONGS owners are responsible for interim storage of spent nuclear fuel at SONGS.
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
At December 31, 2020, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $616 million for Sempra Energy Consolidated and $471 million for SoCalGas. Amounts for Sempra Energy Consolidated and SoCalGas include $445 million for matters related to the Leak, which we discuss below. We discuss our policy regarding accrual of legal fees in Note 1.
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
Civil and Criminal Litigation. As of February 22, 2021, 395 lawsuits, including approximately 36,000 plaintiffs, are pending against SoCalGas related to the Leak, some of which have also named Sempra Energy. All these cases, other than a matter brought by the Los Angeles County District Attorney and the federal securities class action discussed below, are coordinated before a single court in the LA Superior Court for pretrial management.
In November 2017, in the coordinated proceeding, individuals and business entities filed a Third Amended Consolidated Master Case Complaint for Individual Actions, through which their separate lawsuits will be managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium, wrongful death and violations of Proposition 65 against SoCalGas and Sempra Energy. The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties (including penalties associated with Proposition 65 claims alleging violation of requirements for warning about certain chemical exposures), and attorneys’ fees. The initial trial previously scheduled for June 2020 for a small number of randomly selected individual plaintiffs was postponed, with a new trial date yet to be determined by the court.
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
Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra Energy and/or SoCalGas. Three of the actions were joined in an Amended Consolidated Shareholder Derivative Complaint, which was dismissed with prejudice in January 2021. The remaining action was also dismissed but plaintiffs were given leave to amend their complaint.
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
In September 2016, SoCalGas settled a misdemeanor criminal complaint filed in February 2016 by the Los Angeles County District Attorney’s Office against SoCalGas, pleading no contest to a charge that it failed to provide timely notice of the Leak pursuant to California Health and Safety Code section 25510(a), Los Angeles County Code section 12.56.030, and Title 19 California Code of Regulations section 2703(a). In November 2016, the LA Superior Court approved the settlement and entered judgment on the notice charge. Under the settlement, SoCalGas paid a $75,000 fine, $233,500 in penalties, and $246,673 to reimburse costs incurred by Los Angeles County Fire Department’s Health and Hazardous Materials Division, as well as completed operational commitments estimated to cost approximately $6 million. Certain individuals who objected to the settlement petitioned the Court of Appeal to vacate the judgment, contending they should be granted restitution. In July 2019, the

Court of Appeal denied the petition in part, but remanded the matter to the trial court to give the petitioners an opportunity to prove damages stemming from only the three-day delay in reporting the Leak. Following the hearing, the trial court denied restitution. In December 2020, the California Supreme Court denied review of the ruling.
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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak, which it later bifurcated into two phases. The first phase will consider whether SoCalGas violated California Public Utilities Code Section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the SED and Blade during the pre-formal investigation, and whether any of the mitigation proposed by Blade should be implemented to the extent not already done. In November 2019, the SED, based largely on the Blade report, alleged a total of 330 violations, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. Hearings on a subset of issues are scheduled to begin in March 2021. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties or sanctions, if any, should be imposed for any violations, unreasonable or imprudent practices, or failure to sufficiently cooperate with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. SoCalGas has engaged in settlement discussions with the SED in connection with this proceeding.
In February 2017, the CPUC opened a proceeding pursuant to SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility in November 2020 with a final determination to be made within the SB 380 OII proceeding. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility. Phase 2 of the proceeding, which will evaluate the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models, began in the first quarter of 2019. In December 2019, the CPUC added a third phase of the proceeding and engaged a consultant to consider alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either the 2027 or 2045 timeframe, which is currently underway.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At December 31, 2020, the Aliso Canyon natural gas storage facility had a net book value of $821 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
Cost Estimates, Accounting Impact and Insurance. SoCalGas has incurred significant costs for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At December 31, 2020, SoCalGas estimates its costs related to the Leak are $1,627 million (the cost estimate), which includes $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $451 million is accrued as Reserve for Aliso Canyon Costs as of December 31, 2020 on SoCalGas’ and Sempra Energy’s Consolidated Balance Sheets.

In 2020, SoCalGas recorded $484 million in costs, inclusive of estimated legal costs, related to settlement discussions in connection with civil litigation and regulatory matters described above in “Civil and Criminal Litigation” and “Regulatory Proceedings.” Of this amount, $177 million was recorded in Insurance Receivable for Aliso Canyon Costs on the SoCalGas and Sempra Energy Consolidated Balance Sheets and $307 million ($233 million after tax) was recorded in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Energy Consolidated Statements of Operations. These accruals are included in the cost estimate that we describe above.
Except for the amounts paid or estimated to settle certain actions, as described in “Civil and Criminal Litigation” and “Regulatory Proceedings” above, the cost estimate does not include litigation, regulatory proceedings or regulatory costs to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, or civil, administrative or criminal fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of December 31, 2020, we recorded the expected recovery of the cost estimate related to the Leak of $445 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $834 million of insurance proceeds we received through December 31, 2020. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Sempra Mexico
Energía Costa Azul
IEnova has been engaged in a long-running land dispute relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute). A claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title and cause it to be registered. Both SEDATU and IEnova challenged the ruling due to lack of notification of the underlying process. In May 2019, a federal court in Mexico reversed the ruling and ordered a retrial.
Four other cases involving two adjacent areas of real property on which part of the ECA Regas Facility is situated, each brought by a single plaintiff or her descendants, remain pending against the facility. The first disputed area is subject to a claim in the federal Agrarian Court that has been ongoing since 2006, in which the plaintiffs seek to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The second disputed area is one parcel adjacent to the ECA Regas Facility that allegedly overlaps with land on which the ECA Regas Facility is situated, which is subject to a claim in the Agrarian Court and two claims in civil courts. The Agrarian Court proceeding, which seeks an order that SEDATU issue title to the plaintiff, was initiated in 2013 and the parties are awaiting a final decision. The two civil court proceedings, which seek to invalidate the contract by which the ECA Regas Facility purchased the applicable parcel of land on which the ECA Regas Facility is situated on the grounds that the purchase price was allegedly unfair, are progressing at different stages. In the first, initiated in 2013, a lower court ruled in favor of the ECA Regas Facility and the ruling has been appealed by the plaintiff. The same plaintiff filed the second civil case in 2019, which is in its initial stages.
Certain of these land disputes involve land on which portions of the ECA LNG liquefaction facilities are proposed to be situated or on which portions of the ECA Regas Facility that would be necessary for the operation of the proposed ECA LNG liquefaction facilities are situated.
Several administrative challenges are pending before Mexico’s Secretariat of Environment and Natural Resources (the Mexican environmental protection agency) and Federal Tax and Administrative Courts, seeking revocation of the environmental impact authorization issued to the ECA Regas Facility in 2003. These cases generally allege that the conditions and mitigation measures in the environmental impact authorization are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines.
In 2018, two related claimants filed separate challenges in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued by each of Agencia de Seguridad, Energía y Ambiente (ASEA) and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility. In the first case, the court issued a provisional injunction in September 2018. In December 2018, ASEA approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision canceling the injunction, but was not successful. The claimant’s underlying challenge to the permits remains pending. In the second case, the initial request for a provisional injunction was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the same environmental and social impact permits that were already issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court. The reversal and issuance of the injunction in the second case is under further appeal.
In September 2020, parties claiming a property interest in the land on which the ECA Regas Facility is situated and the proposed ECA LNG liquefaction facilities are anticipated to be situated filed an administrative proceeding with the Municipality of Ensenada against the permit for the construction of the proposed liquefaction export projects at the ECA Regas Facility. The ECA Regas Facility and ECA LNG contested the validity of the claim and the Municipality of Ensenada has confirmed the validity of the construction permit and closed the proceeding.
In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn (and expects to continue to draw) on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and although Gazprom has joined the proceeding, Gazprom has replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement. IEnova intends to avail itself of its available claims, defenses, rights and remedies in the arbitration proceeding, including seeking dismissal of the customers’ claims. In addition to the arbitration proceeding, Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions. In October 2020, Shell Mexico’s request to stay CRE’s approval was denied and, subsequently, Shell Mexico filed an appeal of that decision.
One or more unfavorable final decisions on these disputes or challenges could materially and adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility.
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
If IEnova is unable to make such repairs and resume operations in the Guaymas-El Oro segment of the Sonora pipeline within this time frame or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment. At December 31, 2020, the Guaymas-El Oro segment of the Sonora pipeline had a net book value of $447 million. The Sasabe-Puerto Libertad-Guaymas segment of the Sonora pipeline remains in full operation and is not impacted by these developments.
Regulatory Actions by the Mexican Government that Impact Renewable Energy Facilities
In April 2020, Mexico’s CENACE issued an order that it claims would safeguard Mexico’s national power grid from interruptions that may be caused by renewable energy projects. The main provision of the order suspends all legally mandated pre-operative testing that would be needed for new renewable energy projects to commence operations and prevents such projects from connecting to the national power grid until further notice. IEnova’s renewable energy projects affected by the order filed for legal protection through amparo claims (constitutional protection lawsuits) and, in June 2020, received injunctive relief until the claims are resolved by the courts. We have since achieved commercial operations on two solar power generation projects, Tepezalá and Don Diego, and expect to achieve commercial operations on Border Solar in the first half of 2021. The second phase of ESJ is not impacted by the order because it is not interconnected to the Mexican electric grid.
In May 2020, Mexico’s SENER published a resolution to establish guidelines intended to guarantee the security and reliability of the national grid’s electricity supply by reducing the threat that it claims is caused by clean, intermittent energy. IEnova’s renewable energy projects, including those in construction and in service, filed amparo claims against the SENER resolution in June 2020 and received injunctive relief in July 2020. In addition, in June 2020, COFECE, Mexico’s antitrust regulator, filed a complaint with Mexico’s Supreme Court against the SENER resolution. The court accepted COFECE’s complaint and, in February 2021, issued its final ruling that the main proposed changes in the SENER resolution are unconstitutional.
In May 2020, the CRE approved an update to the transmission rates included in legacy renewables and cogeneration energy contracts, based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of IEnova’s renewables facilities are currently holders of contracts with such legacy rates, and any increases in the transmission rates would be passed through directly to their customers. IEnova filed amparo claims for its affected facilities and, in August 2020, was granted injunctive relief.
IEnova and other companies affected by these new orders and regulations have challenged the orders and regulations by filing amparo claims, some of which have been granted injunctive relief. The court-ordered injunctions provide relief until Mexico’s Federal District Court ultimately resolves the amparo claims. An unfavorable final decision on these amparo challenges, or the potential for an extended dispute, could impact our ability to successfully complete construction of our Border Solar project, which is not yet commercially operating, or to complete such construction in a timely manner and within expected budgets, may impact our ability to operate our wind and solar facilities already in service at existing levels or at all, and may adversely affect our ability to develop new projects, any of which may have a material adverse impact on our results of operations and cash flows and our ability to recover the carrying values of our renewable energy investments in Mexico.
In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar and Border Solar (two of IEnova’s projects, the first of which has achieved commercial operations and the second of which is currently in construction) and the Ventika wind power generation facilities are holders of legacy self-supply permits and are impacted by the Offtaker Resolution. If IEnova is not able to obtain legal protection for these impacted facilities, IEnova expects it will sell Border Solar’s capacity and a portion of Don Diego Solar’s capacity affected by the Offtaker Resolution into the spot market. Currently, prices in the spot market are significantly lower than the fixed prices in the PPAs that were entered into through self-supply permits. IEnova has filed lawsuits against the Offtaker Resolution. Currently, Border Solar and Don Diego Solar are prohibited from delivering electric power to all (with respect to Border Solar) or a portion (with respect to Don Diego Solar) of their respective offtakers pending final resolution of these lawsuits. IEnova is evaluating ways to obtain injunctive relief that would allow Border Solar and Don Diego Solar to deliver electric power to their offtakers pending a final decision in the lawsuits.
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
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $61 million in U.S. dollars at December 31, 2020), plus costs and interest. In October 2020, the High Court of Justice issued an order granting the Defendants permission to appeal its March 2020 judgment to the Court of Appeal, and the Defendants have filed an application for such appeal.
Although the final outcome of both the High Court of Justice case and First-Tier Tribunal case remains uncertain, we recorded $100 million in equity losses from our investment in RBS Sempra Commodities in Equity Earnings on the Sempra Energy Consolidated Statement of Operations in the year ended December 31, 2020, which represents an estimate of our obligations to settle pending tax matters and related legal costs.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra Energy are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of February 22, 2021, 209 such lawsuits are pending with 77 such lawsuits having been served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra Energy’s cash flows, financial condition and results of operations.
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
Some of our leases include options to extend the lease terms for up to 20 years, or to terminate the lease within one year. Our lease liabilities and ROU assets are based on lease terms that may include such options when it is reasonably certain that we will exercise the option.
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
Similarly, PPAs for the purchase of renewable energy at SDG&E require lease payments based on a stated rate per MWh produced by the facilities, and we are required to purchase substantially all the output from the facilities. SDG&E is required to pay additional amounts for capacity charges and actual purchases of energy that exceed the minimum energy commitments. Under these contracts, we do not recognize a lease liability or ROU asset for leases for which there are no fixed lease payments. Rather, these variable lease payments are recognized separately as variable lease costs. SDG&E estimates these variable lease payments to be $297 million in each of 2021 and 2022, $296 million in 2023, $297 million in 2024, $296 million in 2025 and $3,069 million thereafter.
As of the lease commencement date, we recognize a lease liability for our obligation to make future lease payments, which we initially measure at present value using our incremental borrowing rate at the date of lease commencement, unless the rate implicit in the lease is readily determinable. We determine our incremental borrowing rate based on the rate of interest that we would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. We also record a corresponding ROU asset, initially equal to the lease liability and adjusted for lease payments made at or before lease commencement, lease incentives, and any initial direct costs. We test ROU assets for recoverability whenever events or changes in circumstances have occurred that may affect the recoverability or the estimated useful lives of the ROU assets.
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

LESSEE INFORMATION ON THE CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	Sempra Energy Consolidated		SDG&E		SoCalGas
	December 31,
	2020	2019	2020	2019	2020	2019
Right-of-use assets:
Operating leases:
Right-of-use assets	$543	$591	$102	$130	$74	$94

Finance leases:
Property, plant and equipment	1,429	1,353	1,356	1,326	73	27
Accumulated depreciation	(99)	(64)	(80)	(57)	(19)	(7)
Property, plant and equipment, net	1,330	1,289	1,276	1,269	54	20
Total right-of-use assets	$1,873	$1,880	$1,378	$1,399	$128	$114

Lease liabilities:
Operating leases:
Other current liabilities	$52	$52	$27	$27	$18	$18
Deferred credits and other	407	445	73	102	56	75
	459	497	100	129	74	93
Finance leases:
Current portion of long-term debt and finance leases	36	26	26	20	10	6
Long-term debt and finance leases	1,294	1,263	1,250	1,250	44	13
	1,330	1,289	1,276	1,270	54	19
Total lease liabilities	$1,789	$1,786	$1,376	$1,399	$128	$112

Weighted-average remaining lease term (in years):
Operating leases	13	13	6	6	5	6
Finance leases	18	19	19	20	7	6
Weighted-average discount rate:
Operating leases	5.81%	6.01%	3.62%	3.55%	2.03%	3.73%
Finance leases	14.45%	14.76%	14.65%	14.83%	2.83%	3.23%

The components of lease costs were as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated		SDG&E		SoCalGas
	Years ended December 31,
	2020	2019	2020	2019	2020	2019
Operating lease costs	$92	$96	$31	$33	$24	$27

Finance lease costs:
Amortization of ROU assets(2)	35	24	23	18	12	6
Interest on lease liabilities	188	173	186	173	2	—
Total finance lease costs	223	197	209	191	14	6

Short-term lease costs(3)	7	6	3	2	—	—
Variable lease costs(3)	477	482	467	471	10	10
Total lease costs	$799	$781	$710	$697	$48	$43
(1)    Includes costs capitalized in PP&E.
(2)    Included in O&M, except for $18 million in 2020 and $15 million in 2019, which is included in Depreciation and Amortization Expense at Sempra Energy Consolidated and SDG&E.
(3)    Short-term leases with variable lease costs are recorded and presented as variable lease costs.

Cash paid for amounts included in the measurement of lease liabilities was as follows:

LESSEE INFORMATION ON THE CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Sempra Energy Consolidated		SDG&E		SoCalGas
	Years ended December 31
	2020	2019	2020	2019	2020	2019
Operating activities:
Cash paid for operating leases	$79	$101	$31	$33	$24	$27
Cash paid for finance leases	173	173	171	173	2	—
Financing activities:
Cash paid for finance leases	35	24	23	18	12	6
Increase (decrease) in operating lease obligations for right-of-use assets	20	585	(1)	158	1	118
Increase in finance lease obligations for investment in PP&E	77	38	30	16	47	22

The table below presents the maturity analysis of our lease liabilities and reconciliation to the present value of lease liabilities:

LESSEE MATURITY ANALYSIS OF LIABILITIES
(Dollars in millions)
	December 31, 2020
	Sempra Energy Consolidated		SDG&E		SoCalGas
	Operating leases	Finance leases(1)	Operating leases	Finance leases(1)	Operating leases	Finance leases
2021	$73	$206	$30	$194	$19	$12
2022	64	203	22	194	17	9
2023	55	203	17	194	13	9
2024	51	198	15	189	11	9
2025	40	193	5	185	9	8
Thereafter	415	2,465	22	2,453	8	12
Total undiscounted lease payments	698	3,468	111	3,409	77	59
Less: imputed interest	(239)	(2,138)	(11)	(2,133)	(3)	(5)
Total lease liabilities	459	1,330	100	1,276	74	54
Less: current lease liabilities	(52)	(36)	(27)	(26)	(18)	(10)
Long-term lease liabilities	$407	$1,294	$73	$1,250	$56	$44
(1)    Substantially all amounts are related to purchased-power contracts.
Lease Disclosures Under Previous U.S. GAAP
Rent expense for operating leases was as follows:

RENT EXPENSE – OPERATING LEASES
(Dollars in millions)
Year ended December 31, 2018
Sempra Energy Consolidated	$122
SDG&E	27
SoCalGas	41
The annual amortization charge for PPAs accounted for as capital leases at both Sempra Energy Consolidated and SDG&E was $11 million in 2018. The annual depreciation charge for fleet vehicles and other assets in 2018 was $8 million at Sempra Energy Consolidated, including $2 million at SDG&E and $6 million at SoCalGas.
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

LESSOR INFORMATION – SEMPRA ENERGY
(Dollars in millions)
	December 31,
	2020	2019
Assets subject to operating leases:
Property, plant and equipment(1)	$1,092	$1,038
Accumulated depreciation	(228)	(179)
Property, plant and equipment, net	$864	$859
		December 31, 2020
Maturity analysis of operating lease payments:
2021		$207
2022		202
2023		202
2024		202
2025		202
Thereafter		2,344
Total undiscounted cash flows		$3,359
(1)     Included in Machinery and Equipment — Pipelines and Storage within the major functional categories of PP&E.

LESSOR INFORMATION ON THE CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA ENERGY
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Fixed lease payments	$195	$200	$194
Variable lease payments	1	6	72
Total revenues from operating leases(1)	$196	$206	$266

Depreciation expense	$39	$38	$72
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
SoCalGas transports natural gas primarily under long-term firm interstate pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SoCalGas has commitments with interstate pipeline companies for firm pipeline capacity under contracts that expire at various dates through 2032.
Sempra LNG has various capacity agreements for natural gas storage and transportation. Transportation costs on these agreements vary based on pipeline capacity.

Payments on our natural gas contracts could exceed the minimum commitment based on portfolio needs. At December 31, 2020, the future minimum payments under existing natural gas contracts and natural gas storage and transportation contracts are as follows:

FUTURE MINIMUM PAYMENTS – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Storage and transportation	Natural gas(1)	Total(1)
2021	$216	$61	$277
2022	203	13	216
2023	189	12	201
2024	166	12	178
2025	131	6	137
Thereafter	1,014	—	1,014
Total minimum payments	$1,919	$104	$2,023
(1)    Excludes amounts related to the LNG purchase agreement discussed below.

FUTURE MINIMUM PAYMENTS – SOCALGAS
(Dollars in millions)
	Transportation	Natural gas	Total
2021	$134	$41	$175
2022	126	—	126
2023	123	—	123
2024	103	—	103
2025	68	—	68
Thereafter	359	—	359
Total minimum payments	$913	$41	$954

Total payments under natural gas contracts and natural gas storage and transportation contracts as well as payments to meet additional portfolio needs at Sempra Energy Consolidated and SoCalGas were as follows:

PAYMENTS UNDER NATURAL GAS CONTRACTS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated	$989	$1,326	$1,345
SoCalGas	935	1,181	1,169
LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2021 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG.
At December 31, 2020, the following LNG commitment amounts are based on the assumption that all cargoes, less those already confirmed to be diverted, under the agreement are delivered:

LNG COMMITMENT AMOUNTS
(Dollars in millions)
2021	$320
2022	422
2023	389
2024	386
2025	390
Thereafter	1,452
Total	$3,359

Actual LNG purchases in 2020, 2019 and 2018 have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.
Purchased-Power Contracts
For 2021, SDG&E expects to meet its customer power requirements from the following resource types:
▪Long-term contracts: 28% (of which 27% is provided by renewable energy contracts expiring on various dates through 2041)
▪Other SDG&E-owned generation and tolling contracts: 43%
▪Spot market purchases: 29%
Payments on our purchased-power contracts could exceed the minimum commitments based on energy needs. At December 31, 2020, the future minimum payments under long-term purchased-power contracts for Sempra Energy Consolidated and SDG&E are as follows:

FUTURE MINIMUM PAYMENTS – PURCHASED-POWER CONTRACTS
(Dollars in millions)
2021	$222
2022	208
2023	173
2024	145
2025	88
Thereafter	794
Total minimum payments(1)	$1,630
(1)    Excludes purchase agreements accounted for as finance leases.

Payments on these contracts represent capacity charges and minimum energy and transmission purchases that exceed the minimum commitment. SDG&E is required to pay additional amounts for actual purchases of energy that exceed the minimum energy commitments. SDG&E estimates these variable payments to be $66 million in each of 2021 and 2022, $67 million in 2023, $65 million in 2024, $66 million in 2025 and $541 million thereafter. Total payments under purchased-power contracts for Sempra Energy Consolidated and SDG&E were $534 million in 2020, $744 million in 2019 and $712 million in 2018.
Construction and Development Projects
Sempra Energy Consolidated has various capital projects in progress in the U.S. and Mexico. Our total contractual commitments at December 31, 2020 under these projects are approximately $696 million, requiring future payments of $525 million in 2021, $22 million in 2022, $19 million in 2023, $16 million in each of 2024 and 2025 and $98 million thereafter. The following is a summary by segment of contractual commitments and contingencies related to such projects.
SDG&E
At December 31, 2020, SDG&E has commitments to make future payments of $25 million for construction projects that include:
▪$1 million for infrastructure improvements for electric and natural gas transmission and distribution systems; and
▪$24 million related to spent fuel management at SONGS.
SDG&E expects future payments under these contractual commitments to be $2 million in 2021, $1 million in each of 2022 through 2025 and $19 million thereafter.
Sempra Mexico
At December 31, 2020, Sempra Mexico has commitments to make future payments of $610 million for construction projects that include:
▪$349 million for liquid fuels terminals;
▪$249 million for natural gas pipelines and ongoing maintenance services; and
▪$12 million for renewables projects.
Sempra Mexico expects future payments under these contractual commitments to be $466 million in 2021, $19 million in 2022, $16 million in 2023, $15 million in each of 2024 and 2025 and $79 million thereafter.

Sempra LNG
At December 31, 2020, Sempra LNG has commitments to make future payments of $61 million primarily for natural gas liquefaction development costs and natural gas transportation projects. Sempra LNG expects future payments under these contractual commitments to be $57 million in 2021, $2 million in each of 2022 and 2023.
OTHER COMMITMENTS
SDG&E
We discuss nuclear insurance and nuclear fuel disposal related to SONGS in Note 15.
In connection with the completion of the Sunrise Powerlink project in 2012, the CPUC required that SDG&E establish a fire mitigation fund to minimize the risk of fire as well as reduce the potential wildfire impact on residences and structures near the Sunrise Powerlink. The future payments for these contractual commitments, for which a liability has been recorded, are expected to be $4 million per year in 2021 through 2025 and $279 million thereafter, subject to escalation of 2% per year, for a remaining 49-year period. At December 31, 2020, the present value of these future payments of $121 million has been recorded as a regulatory asset as the amounts represent a cost that we expect will be recovered from customers in the future.
Sempra LNG
Additional consideration for a 2006 comprehensive legal settlement with the State of California to resolve the Continental Forge litigation included an agreement that, for a period of 18 years beginning in 2011, Sempra LNG would sell to the California Utilities, subject to annual CPUC approval, up to 500 MMcf per day of regasified LNG from Sempra Mexico’s ECA Regas Facility that is not delivered or sold in Mexico at the price indexed to the California border minus $0.02 per MMBtu. There are no specified minimums required, and to date, Sempra LNG has not been required to deliver any natural gas pursuant to this agreement.
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
We disclose any proceeding under environmental laws to which a government authority is a party when the potential monetary sanctions, exclusive of interest and costs, exceed the lesser of $1 million or 1% of current assets, which was $45 million for Sempra Energy Consolidated, $16 million for SDG&E and $15 million for SoCalGas at December 31, 2020.
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

Other Environmental Issues
We generally capitalize the significant costs we incur to mitigate or prevent future environmental contamination or extend the life, increase the capacity, or improve the safety or efficiency of property used in current operations. The following table shows our capital expenditures (including construction work in progress) in order to comply with environmental laws and regulations:

CAPITAL EXPENDITURES FOR ENVIRONMENTAL ISSUES
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Sempra Energy Consolidated	$76	$80	$100
SDG&E	39	39	38
SoCalGas	37	41	62

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
The table below shows the status at December 31, 2020 of the California Utilities’ manufactured-gas sites and the third-party waste-disposal sites for which we have been identified as a PRP:

STATUS OF ENVIRONMENTAL SITES

	# Sites complete(1)	# Sites in process
SDG&E:
Manufactured-gas sites	3	—
Third-party waste-disposal sites	2	1
SoCalGas:
Manufactured-gas sites	39	3
Third-party waste-disposal sites	5	2
(1)    There may be ongoing compliance obligations for completed sites, such as regular inspections, adherence to land use covenants and water quality monitoring.

We record environmental liabilities when our liability is probable and the costs can be reasonably estimated. In many cases, however, investigations are not yet at a stage where we can determine whether we are liable or, if the liability is probable, to reasonably estimate the amount or range of amounts of the costs. Estimates of our liability are further subject to uncertainties such as the nature and extent of site contamination, evolving cleanup standards and imprecise engineering evaluations. We review our accruals periodically and, as investigations and cleanups proceed, we make adjustments as necessary.

The following table shows our accrued liabilities for environmental matters at December 31, 2020. Of the total liability, $9 million at SoCalGas is recorded on a discounted basis, with a discount rate of 1.5%.

ACCRUED LIABILITIES FOR ENVIRONMENTAL MATTERS
(Dollars in millions)
	Manufactured- gas sites	Waste disposal sites (PRP)(1)	Other hazardous waste sites	Total(2)
SDG&E(3)	$—	$6	$13	$19
SoCalGas(4)	36	3	1	40
Other	—	1	—	1
Total Sempra Energy	$36	$10	$14	$60
(1)    Sites for which we have been identified as a PRP.
(2)    Includes $11 million, $1 million and $10 million classified as current liabilities, and $49 million, $18 million and $30 million classified as noncurrent liabilities on Sempra Energy’s, SDG&E’s and SoCalGas’ Consolidated Balance Sheets, respectively.
(3)    Does not include SDG&E’s liability for SONGS marine environment mitigation.
(4)    Does not include SoCalGas’ liability for environmental matters for the Leak. We discuss matters related to the Leak above in “Legal Proceedings – SoCalGas – Aliso Canyon Natural Gas Storage Facility Gas Leak.”

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS previously reached an agreement with the CCC to mitigate the damage to the marine environment caused by the cooling-water discharge from SONGS during its operation. SONGS’ early retirement, described in Note 15, does not reduce SDG&E’s mitigation obligation. SDG&E’s share of the estimated mitigation costs is $84 million, of which $47 million has been incurred through December 31, 2020 and $37 million is accrued for remaining costs through 2053, which is recoverable in rates and included in noncurrent Regulatory Assets on Sempra Energy’s and SDG&E’s Consolidated Balance Sheets.
We expect future payments related to our environmental liabilities on an undiscounted basis to be $12 million in 2021, $16 million in 2022, $3 million in 2023, $6 million in 2024, $3 million in 2025 and $58 million thereafter.

NOTE 17. SEGMENT INFORMATION
We have five separately managed reportable segments, as follows:
▪SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.
▪SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.
▪Sempra Texas Utilities holds our investment in Oncor Holdings, which owns an 80.25% interest in Oncor, a regulated electric transmission and distribution utility serving customers in the north-central, eastern, western and panhandle regions of Texas; and our indirect, 50% interest in Sharyland Holdings, which owns Sharyland Utilities, a regulated electric transmission utility serving customers near the Texas-Mexico border. As we discuss in Note 5, we acquired our investment in Sharyland Holdings in May 2019.
▪Sempra Mexico develops, owns and operates, or holds interests in, natural gas, electric, LNG, LPG, ethane and liquid fuels infrastructure, and has marketing operations for the purchase of LNG and the purchase and sale of natural gas in Mexico.
▪Sempra LNG develops and builds natural gas liquefaction export facilities, holds an interest in a facility for the export of LNG, owns and operates natural gas pipelines, and buys, sells and transports natural gas through its marketing operations, all within the U.S. and Mexico. In February 2019, we completed the sale of our natural gas storage assets at Mississippi Hub and Bay Gas.
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

SEGMENT INFORMATION
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
REVENUES
SDG&E	$5,313	$4,925	$4,568
SoCalGas	4,748	4,525	3,962
Sempra Mexico	1,256	1,375	1,376
Sempra LNG	374	410	472
Sempra Renewables	—	10	124
All other	2	3	—
Adjustments and eliminations	(3)	(3)	(3)
Intersegment revenues(1)	(320)	(416)	(397)
Total	$11,370	$10,829	$10,102
INTEREST EXPENSE
SDG&E(2)	$413	$411	$221
SoCalGas	158	141	115
Sempra Mexico	132	119	120
Sempra LNG	43	35	21
Sempra Renewables	—	3	19
All other	389	450	496
Intercompany eliminations	(54)	(82)	(106)
Total	$1,081	$1,077	$886
INTEREST INCOME
SDG&E	$2	$4	$4
SoCalGas	2	2	2
Sempra Mexico	60	78	65
Sempra LNG	81	61	49
Sempra Renewables	—	11	12
All other	7	4	14
Intercompany eliminations	(56)	(73)	(61)
Total	$96	$87	$85
DEPRECIATION AND AMORTIZATION
SDG&E	$801	$760	$688
SoCalGas	654	602	556
Sempra Mexico	189	183	175
Sempra LNG	9	10	26
Sempra Renewables	—	—	27
All other	13	14	19
Total	$1,666	$1,569	$1,491
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$190	$171	$173
SoCalGas	96	120	92
Sempra Texas Utilities	1	—	—
Sempra Mexico	57	227	185
Sempra LNG	92	(5)	(435)
Sempra Renewables	—	4	71
All other	(187)	(202)	(135)
Total	$249	$315	$(49)

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Years ended December 31 or at December 31,
	2020	2019	2018
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$824	$767	$669
SoCalGas	504	641	400
Sempra Texas Utilities	579	528	371
Sempra Mexico	259	253	237
Sempra LNG	320	(6)	(617)
Sempra Renewables	—	59	328
Discontinued operations	1,840	328	156
All other	(562)	(515)	(620)
Total	$3,764	$2,055	$924
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$1,942	$1,522	$1,542
SoCalGas	1,843	1,439	1,538
Sempra Mexico	611	624	368
Sempra LNG	268	112	31
Sempra Renewables	—	2	51
All other	12	9	14
Total	$4,676	$3,708	$3,544
ASSETS
SDG&E	$22,311	$20,560	$19,225
SoCalGas	18,460	17,077	15,389
Sempra Texas Utilities	12,542	11,619	9,652
Sempra Mexico	10,752	9,938	9,165
Sempra LNG	2,205	3,901	4,060
Sempra Renewables	—	—	2,549
Discontinued operations	—	3,958	3,718
All other	1,209	749	1,070
Intersegment receivables	(856)	(2,137)	(4,190)
Total	$66,623	$65,665	$60,638
GEOGRAPHIC INFORMATION
Long-lived assets(3):
United States	$46,902	$43,719	$40,611
Mexico	6,929	6,355	5,800
Total	$53,831	$50,074	$46,411
Revenues(4):
United States	$10,205	$9,574	$8,840
Mexico	1,165	1,255	1,262
Total	$11,370	$10,829	$10,102
(1)Revenues for reportable segments include intersegment revenues of $5 million, $88 million, $91 million and $136 million for 2020; $5 million, $69 million, $120 million and $222 million for 2019; and $4 million, $64 million, $114 million and $215 million for 2018 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.
(2)In accordance with adoption of the lease standard on January 1, 2019, on a prospective basis, a significant portion of finance lease costs for PPAs that have historically been presented in Cost of Electric Fuel and Purchased Power are now presented in Interest Expense.
(3)Includes net PP&E and investments.
(4)Amounts are based on where the revenue originated, after intercompany eliminations.

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)
We provide quarterly financial information for Sempra Energy Consolidated, SDG&E and SoCalGas below:

SEMPRA ENERGY
(In millions, except per share amounts)
	Quarters ended
	March 31	June 30	September 30	December 31
2020:
Revenues	$3,029	$2,526	$2,644	$3,171
Expenses and other income	$2,632	$2,063	$2,443	$2,743

Income from continuing operations, net of income tax	$867	$528	$428	$432
Income (loss) from discontinued operations, net of income tax	80	1,777	(7)	—
Net income	$947	$2,305	$421	$432

Earnings attributable to common shares	$760	$2,239	$351	$414

Basic EPS(1):
Earnings from continuing operations	$2.35	$1.58	$1.23	$1.43
Earnings (losses) from discontinued operations	$0.25	$6.06	$(0.02)	$—
Earnings	$2.60	$7.64	$1.21	$1.43
Weighted-average common shares outstanding	292.8	293.1	289.5	289.0

Diluted EPS(1):
Earnings from continuing operations(2)	$2.30	$1.58	$1.23	$1.43
Earnings (losses) from discontinued operations	$0.23	$6.03	$(0.02)	$—
Earnings(2)	$2.53	$7.61	$1.21	$1.43
Weighted-average common shares outstanding	313.9	294.2	290.6	290.2
2019:
Revenues	$2,898	$2,230	$2,758	$2,943
Expenses and other income	$2,397	$1,944	$2,310	$2,444

Income from continuing operations, net of income tax	$560	$357	$653	$429
(Loss) income from discontinued operations, net of income tax	(42)	78	256	71
Net income	$518	$435	$909	$500

Earnings attributable to common shares	$441	$354	$813	$447

Basic EPS(1):
Earnings from continuing operations	$1.79	$1.03	$2.04	$1.36
(Losses) earnings from discontinued operations	$(0.19)	$0.26	$0.89	$0.21
Earnings	$1.60	$1.29	$2.93	$1.57
Weighted-average common shares outstanding	274.7	275.0	277.4	284.6

Diluted EPS(1):
Earnings from continuing operations(2)	$1.78	$1.01	$2.00	$1.34
(Losses) earnings from discontinued operations	$(0.19)	$0.25	$0.84	$0.21
Earnings(2)	$1.59	$1.26	$2.84	$1.55
Weighted-average common shares outstanding	277.2	279.6	295.8	288.8
(1)    EPS is computed independently for each of the quarters and therefore may not sum to the total for the year.
(2)    In the quarters ended March 31, 2020 and September 30, 2019, due to the dilutive effect of certain mandatory convertible preferred stock, the numerator used to calculate diluted EPS included an add-back of related mandatory convertible preferred dividends declared in those quarters.

In April 2020, we completed the sale of our equity interests in our Peruvian businesses for cash proceeds of $3,549 million, net of transaction costs and as adjusted for post-closing adjustments, and recorded a pretax gain of $2,271 million ($1,499 million after tax). In June 2020, we completed the sale of our equity interests in our Chilean businesses for cash proceeds of $2,216 million, net of transaction costs and as adjusted for post-closing adjustments, and recorded a pretax gain of $628 million ($248 million after tax). We discuss the sale of these discontinued operations and related gains in Note 5.
In March, September and December of 2020, SoCalGas recorded charges of $100 million ($72 million after tax), $27 million ($22 million after tax) and $180 million ($139 million after tax), respectively, in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Energy Consolidated Statements of Operations related to settlement discussions in connection with civil litigation and regulatory matters. We discuss these matters in Note 16.
In April 2019, Sempra Renewables completed the sale of its remaining wind assets and investments and recognized a pretax gain on sale of $61 million ($45 million after tax). We discuss the sale and related gain in Note 5.

SDG&E
(Dollars in millions)
	Quarters ended
	March 31	June 30	September 30	December 31
2020:
Operating revenues	$1,269	$1,235	$1,472	$1,337
Operating expenses	880	887	1,157	1,016
Operating income	$389	$348	$315	$321

Net income/Earnings attributable to common shares	$262	$193	$178	$191
2019:
Operating revenues	$1,145	$1,094	$1,427	$1,259
Operating expenses	883	831	1,004	894
Operating income	$262	$263	$423	$365

Net income	$177	$146	$266	$185
Earnings attributable to noncontrolling interest	(1)	(3)	(3)	—
Earnings attributable to common shares	$176	$143	$263	$185

SOCALGAS
(Dollars in millions)
	Quarters ended
	March 31	June 30	September 30	December 31
2020:
Operating revenues	$1,395	$1,010	$842	$1,501
Operating expenses	1,031	773	826	1,333
Operating income	$364	$237	$16	$168

Net income (loss)	$303	$147	$(24)	$79
Dividends on preferred stock	—	(1)	—	—
Earnings (losses) attributable to common shares	$303	$146	$(24)	$79
2019:
Operating revenues	$1,361	$806	$975	$1,383
Operating expenses	1,060	747	762	1,000
Operating income	$301	$59	$213	$383

Net income	$264	$31	$143	$204
Dividends on preferred stock	—	(1)	—	—
Earnings attributable to common shares	$264	$30	$143	$204
SoCalGas recognizes annual authorized revenue for core natural gas customers using seasonal factors established in the Triennial Cost Allocation Proceeding. Accordingly, a significant portion of SoCalGas’ annual earnings are recognized in the first and fourth quarters each year.

SEMPRA ENERGY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Years ended December 31,
	2020	2019	2018
Interest income	$4	$3	$14
Interest expense	(495)	(521)	(495)
Operating expenses	(86)	(124)	(82)
Other (expense) income, net	(38)	59	(16)
Income tax benefit	176	163	154
Loss before equity in earnings of subsidiaries	(439)	(420)	(425)
Equity in earnings of subsidiaries, net of income taxes	4,371	2,617	1,474
Net income	3,932	2,197	1,049
Preferred dividends	(168)	(142)	(125)
Earnings	$3,764	$2,055	$924

Basic EPS:
Earnings	$12.93	$7.40	$3.45
Weighted-average common shares outstanding	291,077	277,904	268,072

Diluted EPS:
Earnings	$12.88	$7.29	$3.42
Weighted-average common shares outstanding	292,252	282,033	269,852
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Years ended December 31, 2020, 2019 and 2018
	Pretax amount	Income tax benefit (expense)	Net-of-tax amount
2020:
Net income	$3,756	$176	$3,932
Other comprehensive income (loss):
Foreign currency translation adjustments	547	—	547
Financial instruments	(146)	33	(113)
Pension and other postretirement benefits	11	1	12
Total other comprehensive income	412	34	446
Comprehensive income	$4,168	$210	$4,378
2019:
Net income	$2,034	$163	$2,197
Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	—	(43)
Financial instruments	(161)	53	(108)
Pension and other postretirement benefits	25	(7)	18
Total other comprehensive loss	(179)	46	(133)
Comprehensive income	$1,855	$209	$2,064
2018:
Net income	$895	$154	$1,049
Other comprehensive income (loss):
Foreign currency translation adjustments	(144)	—	(144)
Financial instruments	64	(21)	43
Pension and other postretirement benefits	(38)	4	(34)
Total other comprehensive loss	(118)	(17)	(135)
Comprehensive income	$777	$137	$914
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$366	$6
Due from affiliates	58	98
Income taxes receivable, net	42	—
Other current assets	26	34
Total current assets	492	138

Investments in subsidiaries	33,898	32,604
Due from affiliates	1	3
Deferred income taxes	2,187	1,766
Other long-term assets	717	682
Total assets	$37,295	$35,193

Liabilities and shareholders’ equity:
Current portion of long-term debt	$850	$1,399
Due to affiliates	224	369
Income taxes payable, net	—	274
Other current liabilities	536	561
Total current liabilities	1,610	2,603

Long-term debt	7,317	8,856
Due to affiliates	4,375	3,138
Other long-term liabilities	620	667

Commitments and contingencies (Note 4)

Shareholders’ equity	23,373	19,929
Total liabilities and shareholders’ equity	$37,295	$35,193
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2020	2019	2018
Net cash (used in) provided by operating activities	(978)	$294	$213

Expenditures for property, plant and equipment	(9)	(8)	(11)
Expenditures for acquisition	—	—	(329)
Capital contributions to investees	(364)	(1,528)	(9,457)
Distribution from investments	3,616	—	—
Decrease (increase) in loans to affiliates, net	2	—	(1)
Other	—	4	—
Net cash provided by (used in) investing activities	3,245	(1,532)	(9,798)

Common stock dividends paid	(1,174)	(993)	(877)
Preferred dividends paid	(157)	(142)	(89)
Issuances of preferred stock, net	891	—	2,258
Issuances of common stock, net	11	1,830	2,272
Repurchases of common stock	(566)	(26)	(21)
Issuances of long-term debt	1,599	758	4,969
Payments on long-term debt	(3,700)	(1,500)	(500)
Increase in loans from affiliates, net	1,194	1,328	1,520
Equity transaction costs with third parties	(4)	—	—
Debt issuance costs	(1)	(25)	(37)
Net cash (used in) provided by financing activities	(1,907)	1,230	9,495

Increase (decrease) in cash and cash equivalents	360	(8)	(90)
Cash and cash equivalents, January 1	6	14	104
Cash and cash equivalents, December 31	$366	$6	$14

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred dividends declared but not paid	$47	$36	$36
Common dividends issued in stock	22	55	54
Common dividends declared but not paid	301	283	245
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
Other (Expense) Income, Net, on the Condensed Statements of Operations includes:
▪$41 million, $61 million and $(6) million of gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans in 2020, 2019 and 2018, respectively;
▪$3 million net gains primarily from the settlement of foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova in 2018; and
▪$3 million and $15 million of losses in 2020 and 2019, respectively, from foreign currency derivatives used to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sale of our operations in Peru and Chile.
Sempra Energy received cash dividends from its consolidated subsidiaries totaling $300 million, $150 million and $300 million in 2020, 2019 and 2018, respectively.
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
ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”: ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications that replace LIBOR or another reference rate affected by reference rate reform and to hedging relationships that reference LIBOR or another reference rate affected or expected to be affected by reference rate reform. ASU 2020-04 was effective March 12, 2020 and can be applied through December 31, 2022, with certain exceptions for hedging relationships that continue to exist after this date, and may be applied from January 1, 2020. For contract modifications, the standard allows entities to account for modifications as an event that does not require reassessment or remeasurement (i.e., as a continuation of the existing contract). The standard also allows entities to amend their formal designation and documentation of hedging relationships affected or expected to be affected by reference rate reform, without having to de-designate the hedging relationship. Entities may elect the optional expedients and exceptions on an individual hedging relationship basis and independently from one another. We elected the optional expedients for contract modifications. We elected the cash flow hedging expedients to disregard the potential discontinuation of a reference rate when assessing whether a hedged forecasted interest payment is probable and to disregard certain mismatches between the designated hedging instrument and the hedged item when assessing the hedge effectiveness. We are applying these expedients prospectively from January 1, 2020. Application of these expedients preserves the presentation of derivatives consistent with the past presentation.
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
For public entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods therein, with early adoption permitted for fiscal years beginning after December 15, 2020. An entity can use either a full or modified retrospective approach to adopt ASU 2020-06 and must disclose, in the period of adoption, EPS transition information about the effect of the change on affected per-share amounts. We plan to adopt the standard on January 1, 2022 and are currently evaluating the effect of the standard on our ongoing financial reporting.

NOTE 3. LONG-TERM DEBT
The following table shows the detail and maturities of long-term debt outstanding:

LONG-TERM DEBT
(Dollars in millions)
	December 31,
	2020	2019
2.4% Notes February 1, 2020	$—	$500
2.4% Notes March 15, 2020	—	500
2.85% Notes November 15, 2020	—	400
Notes at variable rates (2.50% at December 31, 2019) January 15, 2021(1)	—	700
Notes at variable rates (3.069% after floating-to-fixed rate swaps effective 2019) March 15, 2021	850	850
2.875% Notes October 1, 2022	500	500
2.9% Notes February 1, 2023	500	500
4.05% Notes December 1, 2023	500	500
3.55% Notes June 15, 2024	500	500
3.75% Notes November 15, 2025	350	350
3.25% Notes June 15, 2027	750	750
3.4% Notes February 1, 2028	1,000	1,000
3.8% Notes February 1, 2038	1,000	1,000
6% Notes October 15, 2039	750	750
4% Notes February 1, 2048	800	800
5.75% Junior Subordinated Notes July 1, 2079(1)	758	758
	8,258	10,358
Current portion of long-term debt	(850)	(1,399)
Unamortized discount on long-term debt	(32)	(35)
Unamortized debt issuance costs	(59)	(68)
Total long-term debt	$7,317	$8,856
(1)    Callable long-term debt not subject to make-whole provisions.

In October 2020, Sempra Energy redeemed $700 million of floating-rate notes, prior to a scheduled maturity in January 2021, utilizing a portion of the proceeds received from the sales of our South American businesses.
Maturities of long-term debt at December 31, 2020 are $850 million in 2021, $500 million in 2022, $1.0 billion in 2023, $500 million in 2024, $350 million in 2025 and $5.1 billion thereafter.
Additional information on Sempra Energy’s long-term debt is provided in Note 7 of the Notes to Consolidated Financial Statements.

NOTE 4. COMMITMENTS AND CONTINGENCIES
Sempra Energy has an operating lease commitment related to its corporate headquarters building of approximately $257 million. Sempra Energy expects payments for its operating lease to be $10 million in 2021, $11 million in 2022, $12 million in 2023, $12 million in 2024, $12 million in 2025 and $200 million thereafter.
For other contingencies and guarantees related to Sempra Energy, refer to Notes 6, 7 and 16 of the Notes to Consolidated Financial Statements.