Form 10-Q
period 2021-03-31
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2021-05-05
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on April 30, 2021:

Sempra Energy	302,760,705 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

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
None of the website references in this report are active hyperlinks, and the information contained on, or that can be accessed through, any such website is not, and shall not be deemed to be, part of this report.

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

2019 GRC FD	final decision in the California Utilities’ 2019 General Rate Case
AB	California Assembly Bill
AFUDC	allowance for funds used during construction
AMP	Arrearage Management Payment Plan
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
CalGEM	California Geologic Energy Management Division
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CCM	cost of capital adjustment mechanism
CENACE	Centro Nacional de Control de Energía (Mexico’s National Energy Control Center)
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
CNBV	Comisión Nacional Bancaria y de Valores (Mexico’s National Banking and Securities Commission)
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
EPC	engineering, procurement and construction
EPS	earnings per common share
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading México S. de R.L. de C.V.
GRC	General Rate Case
HMRC	United Kingdom’s Revenue and Customs Department
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IMG JV	Infraestructura Marina del Golfo
IOU	investor-owned utility
ISFSI	independent spent fuel storage installation
ISO	Independent System Operator
JV	joint venture
LA Superior Court	Los Angeles County Superior Court
Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
LPG	liquid petroleum gas
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GLOSSARY (CONTINUED)

Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
OIR	Order Instituting a Rulemaking
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSC	Order to Show Cause
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
ROU	right-of-use
RSU	restricted stock unit
S&P	S&P Global Ratings
Saavi Energía	Saavi Energía S. de R.L. de C.V.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
Sempra Global	holding company for most of Sempra Energy’s subsidiaries not subject to California or Texas utility regulation
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	Sempra Energy’s 6% mandatory convertible preferred stock, series A
series B preferred stock	Sempra Energy’s 6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra Energy’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Holdings	Sharyland Holdings, L.P.
Sharyland Utilities	Sharyland Utilities, L.L.C.
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station
Support Agreement	support agreement, dated July 28, 2020, among Sempra Energy and Sumitomo Mitsui Banking Corporation
TAG JV	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TO4	Electric Transmission Owner Formula Rate, effective through May 31, 2019
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TTI	Texas Transmission Investment LLC
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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
Factors, among others, that could cause actual results and events to differ materially from those described in any forward-looking statements include risks and uncertainties relating to:
▪California wildfires, including the risks that we may be found liable for damages regardless of fault and that we may not be able to recover costs from insurance, the Wildfire Fund or in rates from customers
▪decisions, investigations, regulations, issuances or revocations of permits and other authorizations, renewals of franchises, and other actions by (i) the CFE, CPUC, DOE, PUCT, and other regulatory and governmental bodies and (ii) states, counties, cities and other jurisdictions in the U.S., Mexico and other countries in which we do business
▪the success of business development efforts, construction projects and major acquisitions and divestitures, including risks in (i) the ability to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) the ability to realize anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent of partners or other third parties
▪the resolution of civil and criminal litigation, regulatory inquiries, investigations and proceedings, and arbitrations, including, among others, those related to the Leak
▪the impact of the COVID-19 pandemic on our capital projects, regulatory approval processes, supply chain, liquidity and execution of operations
▪actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow on favorable terms and meet our substantial debt service obligations
▪actions to reduce or eliminate reliance on natural gas, including any deterioration of or increased uncertainty in the political or regulatory environment for local natural gas distribution companies operating in California, and the impact of volatility of oil prices on our businesses and development projects
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, acts of terrorism, computer system outages and other events that disrupt our operations, damage our facilities and systems, cause the release of harmful materials, cause fires and subject us to liability for property damage or personal injuries, fines and penalties, some of which may not be covered by insurance, may be disputed by insurers or may otherwise not be recoverable through regulatory mechanisms or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power and natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid, limitations on the withdrawal of natural gas from storage facilities, and equipment failures
▪cybersecurity threats to the energy grid, the storage and pipeline infrastructure, the information and systems used to operate our businesses, and the confidentiality of our proprietary information and the personal information of our customers and employees
▪expropriation of assets, failure of foreign governments and state-owned entities to honor their contracts, and property disputes
▪the impact at SDG&E on competitive customer rates and reliability due to the growth in distributed and local power generation, including from departing retail load resulting from customers transferring to Direct Access and Community Choice Aggregation, and the risk of nonrecovery for stranded assets and contractual obligations
▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪volatility in foreign currency exchange, inflation and interest rates and commodity prices and our ability to effectively hedge these risks
▪changes in tax and trade policies, laws and regulations, including tariffs and revisions to international trade agreements that may increase our costs, reduce our competitiveness, or impair our ability to resolve trade disputes
▪other uncertainties, some of which may be difficult to predict and are beyond our control

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described herein, in our Annual Report and in other reports that we file with the SEC.
IEnova Exchange Offer
As described in this report, in April 2021, we launched an offer to acquire up to 100% of the publicly held shares of IEnova in exchange for shares of Sempra Energy common stock. The exchange offer has been submitted to shareholders of IEnova for their consideration. In connection with the exchange offer, we have filed a registration statement on Form S-4 (File No. 333-252030) with the SEC that includes a prospectus relating to the offer and sale of the Sempra Energy common stock to be issued in the exchange offer, which has been declared effective by the SEC, and we have filed a prospectus and exchange offer documents with the CNBV and the Mexican Stock Exchange, which has been approved by the CNBV (such registration statement, the prospectus included therein, and prospectus and exchange offer documents are referred to collectively as the Offer Documents). Shareholders are urged to read the Offer Documents carefully and in their entirety, along with any other relevant documents or materials filed or to be filed with the SEC or the CNBV in connection with the exchange offer or incorporated by reference therein, because they contain important information about the exchange offer and the parties thereto. The Offer Documents are available free of charge on the SEC’s website, www.sec.gov, and on the CNBV’s website, www.gob.mx/cnbv. The Offer Documents may also be obtained free of charge by directing a written request to Sempra Energy, Attn: Corporate Secretary, at 488 8th Avenue, San Diego, California 92101. No offering of securities in the U.S. or Mexico will be made except pursuant to the Offer Documents and by means of the prospectuses included therein and the related materials filed with the SEC and the CNBV, and there shall be no offer, solicitation or sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2021	2020
	(unaudited)
REVENUES
Utilities	$2,845	$2,665
Energy-related businesses	414	364
Total revenues	3,259	3,029

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(349)	(337)
Cost of electric fuel and purchased power	(232)	(229)
Energy-related businesses cost of sales	(109)	(59)
Operation and maintenance	(1,001)	(851)
Aliso Canyon litigation and regulatory matters	—	(100)
Depreciation and amortization	(442)	(412)
Franchise fees and other taxes	(153)	(137)
Other income (expense), net	35	(254)
Interest income	19	27
Interest expense	(259)	(280)
Income from continuing operations before income taxes and equity earnings	768	397
Income tax (expense) benefit	(158)	207
Equity earnings	318	263
Income from continuing operations, net of income tax	928	867
Income from discontinued operations, net of income tax	—	80
Net income	928	947
Earnings attributable to noncontrolling interests	(33)	(151)
Preferred dividends	(21)	(36)
Earnings attributable to common shares	$874	$760

Basic EPS:
Earnings from continuing operations	$2.91	$2.35
Earnings from discontinued operations	$—	$0.25
Earnings	$2.91	$2.60
Weighted-average common shares outstanding	300,905	292,790

Diluted EPS:
Earnings from continuing operations	$2.87	$2.30
Earnings from discontinued operations	$—	$0.23
Earnings	$2.87	$2.53
Weighted-average common shares outstanding	308,458	313,925
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended March 31, 2021 and 2020
2021:
Net income	$1,053	$(158)	$895	$33	$928
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	—	(5)	(1)	(6)
Financial instruments	121	(29)	92	15	107
Pension and other postretirement benefits	17	(3)	14	—	14
Total other comprehensive income	133	(32)	101	14	115
Comprehensive income	$1,186	$(190)	$996	$47	$1,043
2020:
Net income	$610	$186	$796	$151	$947
Other comprehensive income (loss):
Foreign currency translation adjustments	(138)	—	(138)	(20)	(158)
Financial instruments	(188)	53	(135)	(12)	(147)
Pension and other postretirement benefits	24	(2)	22	—	22
Total other comprehensive loss	(302)	51	(251)	(32)	(283)
Comprehensive income	$308	$237	$545	$119	$664
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2021	2020(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$725	$960
Restricted cash	38	22
Accounts receivable – trade, net	1,595	1,578
Accounts receivable – other, net	393	403
Due from unconsolidated affiliates	26	20
Income taxes receivable	78	113
Inventories	274	308
Regulatory assets	183	190
Greenhouse gas allowances	555	553
Other current assets	333	364
Total current assets	4,200	4,511

Other assets:
Restricted cash	15	3
Due from unconsolidated affiliates	674	780
Regulatory assets	2,010	1,822
Nuclear decommissioning trusts	1,014	1,019
Investment in Oncor Holdings	12,553	12,440
Other investments	1,505	1,388
Goodwill	1,602	1,602
Other intangible assets	397	202
Dedicated assets in support of certain benefit plans	494	512
Insurance receivable for Aliso Canyon costs	414	445
Deferred income taxes	132	136
Greenhouse gas allowances	181	101
Right-of-use assets – operating leases	528	543
Wildfire fund	356	363
Other long-term assets	765	753
Total other assets	22,640	22,109

Property, plant and equipment:
Property, plant and equipment	55,251	53,928
Less accumulated depreciation and amortization	(14,270)	(13,925)
Property, plant and equipment, net	40,981	40,003
Total assets	$67,821	$66,623
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2021	2020(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,817	$885
Accounts payable – trade	1,354	1,359
Accounts payable – other	141	154
Due to unconsolidated affiliates	42	45
Dividends and interest payable	595	551
Accrued compensation and benefits	273	446
Regulatory liabilities	437	140
Current portion of long-term debt and finance leases	505	1,540
Reserve for Aliso Canyon costs	152	150
Greenhouse gas obligations	555	553
Other current liabilities	1,004	1,016
Total current liabilities	6,875	6,839

Long-term debt and finance leases	22,023	21,781

Deferred credits and other liabilities:
Due to unconsolidated affiliates	258	234
Pension and other postretirement benefit plan obligations, net of plan assets	1,069	1,059
Deferred income taxes	3,114	2,871
Regulatory liabilities	3,333	3,372
Reserve for Aliso Canyon costs	285	301
Asset retirement obligations	3,121	3,113
Greenhouse gas obligations	41	—
Deferred credits and other	2,094	2,119
Total deferred credits and other liabilities	13,315	13,069

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
Mandatory convertible preferred stock, series A (17.25 million shares outstanding at December 31, 2020)	—	1,693
Mandatory convertible preferred stock, series B (5.75 million shares outstanding)	565	565
Preferred stock, series C (0.9 million shares outstanding)	889	889
Common stock (750 million shares authorized; 303 million and 288 million shares outstanding at March 31, 2021 and December 31, 2020, respectively; no par value)	8,730	7,053
Retained earnings	14,214	13,673
Accumulated other comprehensive income (loss)	(399)	(500)
Total Sempra Energy shareholders’ equity	23,999	23,373
Preferred stock of subsidiary	20	20
Other noncontrolling interests	1,589	1,541
Total equity	25,608	24,934
Total liabilities and equity	$67,821	$66,623
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$928	$947
Less: Income from discontinued operations, net of income tax	—	(80)
Income from continuing operations, net of income tax	928	867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	412
Deferred income taxes and investment tax credits	97	(243)
Equity earnings	(318)	(263)
Foreign currency transaction losses, net	19	123
Share-based compensation expense	17	22
Fixed-price contracts and other derivatives	130	68
Other	59	56
Net change in working capital components	84	217
Distributions from investments	208	73
Insurance receivable for Aliso Canyon costs	31	(172)
Changes in other noncurrent assets and liabilities, net	(195)	90
Net cash provided by continuing operations	1,502	1,250
Net cash provided by discontinued operations	—	68
Net cash provided by operating activities	1,502	1,318

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,181)	(1,010)
Expenditures for investments and acquisitions	(115)	(86)
Proceeds from sale of assets	—	5
Purchases of nuclear decommissioning trust assets	(288)	(552)
Proceeds from sales of nuclear decommissioning trust assets	288	552
Advances to unconsolidated affiliates	(8)	(30)
Intercompany activities with discontinued operations, net	—	(3)
Other	3	8
Net cash used in continuing operations	(1,301)	(1,116)
Net cash used in discontinued operations	—	(65)
Net cash used in investing activities	(1,301)	(1,181)
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2021	2020
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	$(301)	$(269)
Preferred dividends paid	(36)	(36)
Issuances of common stock	—	11
Repurchases of common stock	(37)	(57)
Issuances of debt (maturities greater than 90 days)	102	1,619
Payments on debt (maturities greater than 90 days) and finance leases	(1,093)	(1,433)
Increase in short-term debt, net	932	2,127
Advances from unconsolidated affiliates	20	64
Proceeds from sale of noncontrolling interests	7	—
Purchases of noncontrolling interests	—	(16)
Intercompany activities with discontinued operations, net	—	(2)
Other	(1)	(5)
Net cash (used in) provided by continuing operations	(407)	2,003
Net cash provided by discontinued operations	—	111
Net cash (used in) provided by financing activities	(407)	2,114

Effect of exchange rate changes in continuing operations	(1)	(6)
Effect of exchange rate changes in discontinued operations	—	(8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(14)

(Decrease) increase in cash, cash equivalents and restricted cash, including discontinued operations	(207)	2,237
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	985	217
Cash, cash equivalents and restricted cash, including discontinued operations, March 31	$778	$2,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$225	$263
Income tax payments, including discontinued operations, net of refunds	30	68

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	499	437
Increase in finance lease obligations for investment in property, plant and equipment	15	20
Equitization of long-term debt for deficit held by NCI	—	22
Preferred dividends declared but not paid	32	36
Common dividends issued in stock	—	14
Common dividends declared but not paid	333	306
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended March 31, 2021
Balance at December 31, 2020	$3,147	$7,053	$13,673	$(500)	$23,373	$1,561	$24,934

Net income			895		895	33	928
Other comprehensive income				101	101	14	115

Share-based compensation expense		17			17		17
Dividends declared:
Series B preferred stock ($1.69/share)			(10)		(10)		(10)
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.10/share)			(333)		(333)		(333)
Conversion of series A preferred stock	(1,693)	1,693			—		—
Repurchases of common stock		(37)			(37)		(37)
Noncontrolling interest activities:
Sale		4			4	1	5
Balance at March 31, 2021	$1,454	$8,730	$14,214	$(399)	$23,999	$1,609	$25,608

	Three months ended March 31, 2020
Balance at December 31, 2019	$2,258	$7,480	$11,130	$(939)	$19,929	$1,876	$21,805
Adoption of ASU 2016-13			(7)		(7)	(2)	(9)
Adjusted balance at December 31, 2019	2,258	7,480	11,123	(939)	19,922	1,874	21,796

Net income			796		796	151	947
Other comprehensive loss				(251)	(251)	(32)	(283)

Share-based compensation expense		22			22		22
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.69/share)			(10)		(10)		(10)
Common stock ($1.05/share)			(306)		(306)		(306)
Issuances of common stock		25			25		25
Repurchases of common stock		(57)			(57)		(57)
Noncontrolling interest activities:
Purchases		2			2	(18)	(16)
Acquisition						1	1
Equitization of long-term debt for deficit held by NCI						22	22
Balance at March 31, 2020	$2,258	$7,472	$11,577	$(1,190)	$20,117	$1,998	$22,115
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2021	2020
	(unaudited)
Operating revenues
Electric	$1,069	$1,050
Natural gas	268	219
Total operating revenues	1,337	1,269
Operating expenses
Cost of electric fuel and purchased power	241	231
Cost of natural gas	82	60
Operation and maintenance	390	310
Depreciation and amortization	213	201
Franchise fees and other taxes	88	78
Total operating expenses	1,014	880
Operating income	323	389
Other income, net	35	31
Interest income	1	1
Interest expense	(102)	(101)
Income before income taxes	257	320
Income tax expense	(45)	(58)
Net Income/Earnings attributable to common shares	$212	$262
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2021 and 2020
2021:
Net income/Comprehensive income	$257	$(45)	$212
2020:
Net income/Comprehensive income	$320	$(58)	$262
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2021	2020(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9	$262
Accounts receivable – trade, net	622	573
Accounts receivable – other, net	87	143
Inventories	122	104
Prepaid expenses	143	153
Regulatory assets	173	174
Fixed-price contracts and other derivatives	54	56
Greenhouse gas allowances	113	113
Other current assets	23	22
Total current assets	1,346	1,600

Other assets:
Regulatory assets	629	534
Nuclear decommissioning trusts	1,014	1,019
Greenhouse gas allowances	83	83
Right-of-use assets – operating leases	94	102
Wildfire fund	356	363
Other long-term assets	183	189
Total other assets	2,359	2,290

Property, plant and equipment:
Property, plant and equipment	24,903	24,436
Less accumulated depreciation and amortization	(6,134)	(6,015)
Property, plant and equipment, net	18,769	18,421
Total assets	$22,474	$22,311
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2021	2020(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$130	$—
Accounts payable	504	553
Due to unconsolidated affiliates	79	64
Interest payable	72	46
Accrued compensation and benefits	73	135
Accrued franchise fees	40	56
Regulatory liabilities	58	61
Current portion of long-term debt and finance leases	412	611
Greenhouse gas obligations	113	113
Asset retirement obligations	118	117
Other current liabilities	304	255
Total current liabilities	1,903	2,011

Long-term debt and finance leases	6,848	6,866

Deferred credits and other liabilities:
Pension obligation, net of plan assets	94	92
Deferred income taxes	2,072	2,019
Deferred investment tax credits	13	13
Regulatory liabilities	2,231	2,195
Asset retirement obligations	748	759
Greenhouse gas obligations	7	—
Deferred credits and other	616	626
Total deferred credits and other liabilities	5,781	5,704

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	6,292	6,080
Accumulated other comprehensive income (loss)	(10)	(10)
Total shareholder’s equity	7,942	7,730
Total liabilities and shareholder's equity	$22,474	$22,311
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$212	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	201
Deferred income taxes and investment tax credits	27	(8)
Other	1	(10)
Net change in working capital components	16	73
Changes in noncurrent assets and liabilities, net	(73)	(20)
Net cash provided by operating activities	396	498

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(555)	(402)
Purchases of nuclear decommissioning trust assets	(288)	(552)
Proceeds from sales of nuclear decommissioning trust assets	288	552
Net cash used in investing activities	(555)	(402)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	—	(200)
Issuances of debt (maturities greater than 90 days)	—	400
Payments on debt (maturities greater than 90 days) and finance leases	(224)	(23)
Increase (decrease) in short-term debt, net	130	(80)
Net cash (used in) provided by financing activities	(94)	97

(Decrease) increase in cash and cash equivalents	(253)	193
Cash and cash equivalents, January 1	262	10
Cash and cash equivalents, March 31	$9	$203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$75	$79

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$146	$128
Increase in finance lease obligations for investment in property, plant and equipment	6	4
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended March 31, 2021
Balance at December 31, 2020	$1,660	$6,080	$(10)	$7,730

Net income		212		212

Balance at March 31, 2021	$1,660	$6,292	$(10)	$7,942

	Three months ended March 31, 2020
Balance at December 31, 2019	$1,660	$5,456	$(16)	$7,100

Net income		262		262

Common stock dividends declared ($1.72/share)		(200)		(200)
Balance at March 31, 2020	$1,660	$5,518	$(16)	$7,162
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended March 31,
	2021	2020
	(unaudited)

Operating revenues	$1,508	$1,395
Operating expenses
Cost of natural gas	273	278
Operation and maintenance	503	443
Aliso Canyon litigation and regulatory matters	—	100
Depreciation and amortization	173	159
Franchise fees and other taxes	58	51
Total operating expenses	1,007	1,031
Operating income	501	364
Other income, net	39	30
Interest income	—	1
Interest expense	(39)	(40)
Income before income taxes	501	355
Income tax expense	(94)	(52)
Net income/Earnings attributable to common shares	$407	$303
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended March 31, 2021 and 2020
2021:
Net income/Comprehensive income	$501	$(94)	$407
2020:
Net income/Comprehensive income	$355	$(52)	$303
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2021	2020(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203	$4
Accounts receivable – trade, net	772	786
Accounts receivable – other, net	88	64
Due from unconsolidated affiliates	25	22
Inventories	81	153
Regulatory assets	10	16
Greenhouse gas allowances	392	390
Other current assets	40	47
Total current assets	1,611	1,482

Other assets:
Regulatory assets	1,301	1,208
Insurance receivable for Aliso Canyon costs	414	445
Greenhouse gas allowances	90	9
Right-of-use assets – operating leases	70	74
Other long-term assets	507	499
Total other assets	2,382	2,235

Property, plant and equipment:
Property, plant and equipment	21,528	21,180
Less accumulated depreciation and amortization	(6,540)	(6,437)
Property, plant and equipment, net	14,988	14,743
Total assets	$18,981	$18,460
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	March 31,	December 31,
	2021	2020(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$113
Accounts payable – trade	487	600
Accounts payable – other	111	122
Due to unconsolidated affiliates	67	31
Income taxes payable	130	24
Accrued compensation and benefits	140	189
Regulatory liabilities	379	79
Current portion of long-term debt and finance leases	10	10
Reserve for Aliso Canyon costs	152	150
Greenhouse gas obligations	392	390
Asset retirement obligations	59	59
Other current liabilities	292	315
Total current liabilities	2,219	2,082

Long-term debt and finance leases	4,769	4,763

Deferred credits and other liabilities:
Pension obligation, net of plan assets	866	853
Deferred income taxes	1,460	1,406
Deferred investment tax credits	7	8
Regulatory liabilities	1,102	1,177
Reserve for Aliso Canyon costs	285	301
Asset retirement obligations	2,324	2,309
Greenhouse gas obligations	29	—
Deferred credits and other	419	417
Total deferred credits and other liabilities	6,492	6,471

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	866	866
Retained earnings	4,644	4,287
Accumulated other comprehensive income (loss)	(31)	(31)
Total shareholders’ equity	5,501	5,144
Total liabilities and shareholders’ equity	$18,981	$18,460
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$407	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	159
Deferred income taxes and investment tax credits	(14)	4
Other	27	6
Net change in working capital components	299	343
Insurance receivable for Aliso Canyon costs	31	(172)
Changes in other noncurrent assets and liabilities, net	(124)	114
Net cash provided by operating activities	799	757

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(459)	(388)
Net cash used in investing activities	(459)	(388)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(25)	—
Issuances of debt (maturities greater than 90 days)	—	649
Payments on finance leases	(3)	(3)
Decrease in short-term debt, net	(113)	(630)
Debt issuance costs	—	(6)
Net cash (used in) provided by financing activities	(141)	10

Increase in cash and cash equivalents	199	379
Cash and cash equivalents, January 1	4	10
Cash and cash equivalents, March 31	$203	$389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$44	$37

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$150	$126
Increase in finance lease obligations for investment in property, plant and equipment	9	16
Common dividends declared but not paid	25	—
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended March 31, 2021
Balance at December 31, 2020	$22	$866	$4,287	$(31)	$5,144

Net income			407		407

Dividends declared:
Preferred stock ($0.38/share)			—		—
Common stock ($0.55/share)			(50)		(50)
Balance at March 31, 2021	$22	$866	$4,644	$(31)	$5,501

	Three months ended March 31, 2020
Balance at December 31, 2019	$22	$866	$3,883	$(23)	$4,748

Net income			303		303

Dividends declared:
Preferred stock ($0.38/share)			—		—
Balance at March 31, 2020	$22	$866	$4,186	$(23)	$5,051
See Notes to Condensed Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra Energy
Sempra Energy’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based holding company, and its consolidated subsidiaries and VIEs. Sempra Energy’s business activities are organized under five reportable segments, which we discuss in Note 12. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
We refer to SDG&E and SoCalGas collectively as the California Utilities. Sempra Global is the holding company for our subsidiaries that are not subject to California or Texas utility regulation.
SDG&E
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
Throughout these Notes, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:
▪the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;
▪the Condensed Financial Statements and related Notes of SDG&E; and
▪the Condensed Financial Statements and related Notes of SoCalGas.
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after March 31, 2021 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
All December 31, 2020 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2020 Consolidated Financial Statements in the Annual Report. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of U.S. GAAP and the SEC.
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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Sempra Energy’s Condensed Consolidated Balance Sheets to the sum of such amounts reported on Sempra Energy’s Condensed Consolidated Statements of Cash Flows. We provide information about the nature of restricted cash in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$725	$960
Restricted cash, current	38	22
Restricted cash, noncurrent	15	3
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$778	$985

CREDIT LOSSES
We are exposed to credit losses from financial assets measured at amortized cost, including trade and other accounts receivable and amounts due from unconsolidated affiliates. We were also exposed to credit losses from off-balance sheet arrangements through our guarantees of Cameron LNG JV’s debt.
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
In connection with the COVID-19 pandemic, the California Utilities have implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for residential, small business and medium-large commercial and industrial customers (which represent the entire customer population, except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans to customers experiencing difficulty paying their electric or gas bills. As we discuss in Note 4, the CPUC authorized each of the California Utilities to track and request recovery of incremental costs, including uncollectible expenses, associated with complying with customer protection measures implemented by the CPUC related to the COVID-19 pandemic.

In connection with a separate CPUC decision addressing service disconnections, the California Utilities each established a two-way balancing account to record the uncollectible expenses associated with customers’ inability to pay their electric or gas bills, including as a result of the relief from outstanding utility bill amounts provided under the AMP. We discuss the AMP in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
The California Utilities have recorded increases in their allowances for expected credit losses primarily related to expected forgiveness of outstanding utility bill amounts, including increases due to the effect of the COVID-19 pandemic, for participating, income-qualified residential customers eligible under the AMP. Our businesses will continue to monitor macroeconomic factors and customer payment patterns when evaluating their allowances for credit losses, which may increase significantly due to the effects of the COVID-19 pandemic or other factors.
We provide below allowances and changes in allowances for credit losses for trade and other accounts receivable. The California Utilities record changes in the allowances for credit losses related to Accounts Receivable – Trade in regulatory accounts.

TRADE AND OTHER ACCOUNTS RECEIVABLE – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2021	2020
Sempra Energy Consolidated:
Allowances for credit losses at January 1	$138	$29
Incremental allowance upon adoption of ASU 2016-13	—	1
Provisions for expected credit losses	43	6
Write-offs	(5)	(4)
Recoveries	—	1
Allowances for credit losses at March 31(1)	$176	$33
SDG&E:
Allowances for credit losses at January 1	$69	$14
Provisions for expected credit losses	15	3
Write-offs	(3)	(3)
Recoveries	—	1
Allowances for credit losses at March 31(2)	$81	$15
SoCalGas:
Allowances for credit losses at January 1	$68	$15
Provisions for expected credit losses	28	3
Write-offs	(2)	(1)
Allowances for credit losses at March 31(3)	$94	$17
(1)    At March 31, 2021, includes $146 million in Accounts Receivable – Trade, Net and $30 million in Accounts Receivable – Other, Net.
(2)    At March 31, 2021, includes $66 million in Accounts Receivable – Trade, Net and $15 million in Accounts Receivable – Other, Net.
(3)    At March 31, 2021, includes $79 million in Accounts Receivable – Trade, Net and $15 million in Accounts Receivable – Other, Net.

For amounts due from unconsolidated affiliates, on a quarterly basis, we evaluate credit losses and record allowances for expected credit losses, if necessary, based on credit quality indicators such as external credit ratings, published default rate studies, the maturity date of the instrument and past delinquencies. However, we do not record allowances for expected credit losses related to accrued interest receivable on loans due from unconsolidated affiliates because we write off such amounts, if any, through a reversal of interest income in the period we determine such amounts are uncollectible. In the absence of external credit ratings, we may utilize an internally developed credit rating based on our analysis of a counterparty’s financial statements to determine our expected credit losses.

As we discuss below in “Transactions with Affiliates,” Sempra Energy has loans due from unconsolidated affiliates with varying tenors, interest rates and currencies. We provide below the allowances and changes in allowances for credit losses for loans and other amounts due from unconsolidated affiliates.

AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	Sempra Energy Consolidated
	2021	2020
Allowances for credit losses at January 1	$3	$—
Allowance established upon adoption of ASU 2016-13	—	6
Provisions for expected credit losses	(2)	1
Allowances for credit losses at March 31(1)	$1	$7
(1)    At March 31, 2021, $1 million is included in Due from Unconsolidated Affiliates – Noncurrent.

As we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Energy provided guarantees for the benefit of Cameron LNG JV related to its debt obligations for a maximum aggregate amount of $4.0 billion. In March 2021, Cameron LNG JV reached financial completion of the three-train liquefaction project, which terminated the guarantees. There are no longer any expected credit losses related to these terminated guarantees.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Sempra Energy Consolidated	$73	$118	$8	$7	$193	$183	$274	$308
SDG&E	—	—	—	—	122	104	122	104
SoCalGas	23	94	—	—	58	59	81	153

WILDFIRE FUND
In July 2019, the Wildfire Legislation was signed into law to address certain issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. We discuss the Wildfire Legislation further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Sempra Energy Consolidated	$59	$48
SDG&E	30	27
SoCalGas	16	11

OTHER INTANGIBLE ASSETS
Other Intangible Assets included on the Sempra Energy Condensed Consolidated Balance Sheets are as follows:

OTHER INTANGIBLE ASSETS
(Dollars in millions)
	Amortization period (years)	March 31, 2021	December 31, 2020
Renewable energy transmission and consumption permits	15 to 19	$169	$169
O&M agreement	23	66	66
PPA	14	198	—
Other	10 to indefinite	15	15
		448	250
Less accumulated amortization:
Renewable energy transmission and consumption permits		(34)	(32)
O&M agreement		(9)	(9)
Other		(8)	(7)
		(51)	(48)
		$397	$202

Other Intangible Assets at March 31, 2021 primarily includes:
▪renewable energy transmission and consumption permits previously granted by the CRE at the Ventika wind power generation facilities, Don Diego Solar and Border Solar;
▪a favorable O&M agreement acquired in connection with the acquisition of Ductos y Energéticos del Norte, S. de R.L. de C.V.; and
▪an intangible asset of $198 million, representing the relative fair value of the PPA that was acquired in connection with the acquisition of ESJ in March 2021.
Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense for intangible assets was $3 million in the three months ended March 31, 2021 and 2020. We estimate the remaining amortization expense in 2021 to be $20 million, including $11 million recorded against revenues, and amortization expense of $26 million per year for the next four years, including $14 million recorded against revenues.

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
SDG&E
SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various PPAs that include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and indirectly Sempra Energy, is the primary beneficiary.
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
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at March 31, 2021 and December 31, 2020. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E and finance lease liabilities with balances of $1,233 million and $1,237 million at March 31, 2021 and December 31, 2020, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Our 100% interest in Oncor Holdings is a VIE that owns an 80.25% interest in Oncor. Sempra Energy is not the primary beneficiary of the VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $12,553 million at March 31, 2021 and $12,440 million at December 31, 2020.
Sempra LNG
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra Energy is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $513 million at March 31, 2021 and $433 million at December 31, 2020. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment.
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
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra Energy is the primary beneficiary of the VIE because we have the power to direct the development activities related to the construction of the liquefaction facility, which we consider to be the most significant activities of ECA LNG Phase 1 during the construction phase of its natural gas liquefaction export project. As a result, we consolidate ECA LNG Phase 1. Sempra LNG consolidated $403 million and $207 million of assets at March 31, 2021 and

December 31, 2020, respectively, consisting primarily of PP&E and cash, attributable to ECA LNG Phase 1 that could be used only to settle obligations of the VIE and that are not available to settle obligations of Sempra Energy, and $234 million and $49 million of liabilities at March 31, 2021 and December 31, 2020, respectively, consisting primarily of long-term debt and accounts payable attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra Energy. Additionally, as we discuss in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra Energy, IEnova and TOTAL SE have provided guarantees for the loan facility supporting construction of the liquefaction facility based on their respective proportionate ownership interest in ECA LNG Phase 1.

PENSION AND OTHER POSTRETIREMENT BENEFITS
Settlement Accounting for Lump Sum Payments
In the three months ended March 31, 2021 and 2020, Sempra Energy recorded settlement charges of $7 million and $5 million, respectively, in net periodic benefit cost for lump sum payments from its nonqualified pension plan that were in excess of the plan’s service cost plus interest cost.
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2021	2020	2021	2020
Service cost	$37	$33	$6	$5
Interest cost	28	32	7	8
Expected return on assets	(43)	(42)	(15)	(13)
Amortization of:
Prior service cost (credit)	3	3	(1)	(1)
Actuarial loss (gain)	11	9	(2)	(3)
Settlement charges	7	5	—	—
Net periodic benefit cost (credit)	43	40	(5)	(4)
Regulatory adjustments	(29)	(28)	5	4
Total expense recognized	$14	$12	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2021	2020	2021	2020
Service cost	$8	$8	$1	$1
Interest cost	6	7	1	2
Expected return on assets	(12)	(13)	(2)	(3)
Amortization of:
Prior service cost	—	1	—	—
Actuarial loss (gain)	—	1	—	(1)
Net periodic benefit cost (credit)	2	4	—	(1)
Regulatory adjustments	(2)	(3)	—	1
Total expense recognized	$—	$1	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended March 31,
	2021	2020	2021	2020
Service cost	$25	$22	$4	$3
Interest cost	20	22	5	6
Expected return on assets	(28)	(27)	(12)	(10)
Amortization of:
Prior service cost (credit)	2	2	(1)	—
Actuarial loss (gain)	9	6	(1)	(2)
Net periodic benefit cost (credit)	28	25	(5)	(3)
Regulatory adjustments	(27)	(25)	5	3
Total expense recognized	$1	$—	$—	$—

RABBI TRUST
In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $494 million and $512 million at March 31, 2021 and December 31, 2020, respectively.

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

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2021	2020
Numerator for continuing operations:
Income from continuing operations, net of income tax	$928	$867
Earnings attributable to noncontrolling interests	(33)	(143)
Preferred dividends	(21)	(36)
Earnings from continuing operations attributable to common shares for basic EPS	874	688
Add back dividends for dilutive mandatory convertible preferred stock(1)	10	36
Earnings from continuing operations attributable to common shares for diluted EPS	$884	$724

Numerator for discontinued operations:
Income from discontinued operations, net of income tax	$—	$80
Earnings attributable to noncontrolling interests	—	(8)
Earnings from discontinued operations attributable to common shares	$—	$72

Numerator for earnings:
Earnings attributable to common shares for basic EPS	$874	$760
Add back dividends for dilutive mandatory convertible preferred stock(1)	10	36
Earnings attributable to common shares for diluted EPS	$884	$796

Denominator:
Weighted-average common shares outstanding for basic EPS(2)	300,905	292,790
Dilutive effect of stock options and RSUs(3)	887	1,304
Dilutive effect of mandatory convertible preferred stock	6,666	19,831
Weighted-average common shares outstanding for diluted EPS	308,458	313,925

Basic EPS:
Earnings from continuing operations	$2.91	$2.35
Earnings from discontinued operations	$—	$0.25
Earnings	$2.91	$2.60

Diluted EPS:
Earnings from continuing operations	$2.87	$2.30
Earnings from discontinued operations	$—	$0.23
Earnings	$2.87	$2.53
(1)    In the three months ended March 31, 2021 and 2020, due to the dilutive effect of mandatory convertible preferred stock, the numerator used to calculate diluted EPS includes an add-back of dividends declared on our mandatory convertible preferred stock in those quarters.
(2)    Includes 460 and 542 average fully vested RSUs held in our Deferred Compensation Plan for the three months ended March 31, 2021 and 2020, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(3)    Due to market fluctuations of both Sempra Energy common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months ended March 31, 2021 and 2020 excludes 428,875 and 254,257 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. However, these shares could potentially dilute basic EPS in the future.

The potentially dilutive impact from mandatory convertible preferred stock is calculated under the if-converted method until the mandatory conversion date. After the mandatory conversion date, the converted shares are included in weighted-average common shares outstanding for basic EPS. As we discuss below in “Shareholders’ Equity and Noncontrolling Interests,” we converted our series A preferred stock into common stock on January 15, 2021. There were no antidilutive shares to exclude from the computation of diluted EPS in the three months ended March 31, 2021 or 2020.
In January 2021, pursuant to our Sempra Energy share-based compensation plans, the Compensation and Talent Committee of Sempra Energy’s board of directors granted 222,620 nonqualified stock options that vest over a three-year period, 319,027 performance-based RSUs and 132,388 service-based RSUs.
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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended March 31, 2021 and 2020
Sempra Energy Consolidated(2):
Balance at December 31, 2020	$(64)	$(331)	$(105)	$(500)
OCI before reclassifications	(5)	73	7	75
Amounts reclassified from AOCI	—	19	7	26
Net OCI	(5)	92	14	101
Balance at March 31, 2021	$(69)	$(239)	$(91)	$(399)

Balance at December 31, 2019	$(607)	$(215)	$(117)	$(939)
OCI before reclassifications	(138)	(154)	16	(276)
Amounts reclassified from AOCI	—	19	6	25
Net OCI	(138)	(135)	22	(251)
Balance at March 31, 2020	$(745)	$(350)	$(95)	$(1,190)
SDG&E:
Balance at December 31, 2020 and March 31, 2021			$(10)	$(10)

Balance at December 31, 2019 and March 31, 2020			$(16)	$(16)
SoCalGas:
Balance at December 31, 2020 and March 31, 2021		$(13)	$(18)	$(31)

Balance at December 31, 2019 and March 31, 2020		$(13)	$(10)	$(23)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.
(2)    Includes discontinued operations in 2020.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended March 31,
	2021	2020
Sempra Energy Consolidated:
Financial instruments:
Interest rate instruments	$2	$2	Interest Expense
Interest rate instruments	19	2	Equity Earnings
Foreign exchange instruments	1	(2)	Revenues: Energy-Related Businesses
	—	(2)	Other Income (Expense), Net
Interest rate and foreign exchange instruments	6	41	Other Income (Expense), Net
Foreign exchange instruments	1	(2)	Equity Earnings
Total before income tax	29	39
	(8)	(12)	Income Tax (Expense) Benefit
Net of income tax	21	27
	(2)	(8)	Earnings Attributable to Noncontrolling Interests
	$19	$19
Pension and other postretirement benefits(1):
Amortization of actuarial loss	$2	$2	Other Income (Expense), Net
Amortization of prior service cost	1	1	Other Income (Expense), Net
Settlement charges	7	5	Other Income (Expense), Net
Total before income tax	10	8
	(3)	(2)	Income Tax (Expense) Benefit
Net of income tax	$7	$6

Total reclassifications for the period, net of tax	$26	$25
(1)    Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

For the three months ended March 31, 2021 and 2020, reclassifications out of AOCI to net income were negligible for SDG&E and SoCalGas.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Sempra Energy Series A Preferred Stock
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
Other Noncontrolling Interests
Sempra Mexico
In April 2021, we launched an offer to acquire up to 100% of the publicly held shares of IEnova in exchange for shares of our common stock at an exchange ratio of 0.0323 shares of our common stock for each one IEnova ordinary share. We expect to complete this transaction in the second quarter of 2021, subject to customary closing conditions.
In the first quarter of 2020, IEnova purchased additional shares in ICM Ventures Holdings B.V. for $9 million, increasing its ownership from 53.7% to 82.5%. ICM Ventures Holdings B.V. owns certain permits and land where IEnova is building a terminal for the receipt, storage and delivery of liquid fuels. In March 2021, IEnova entered into an agreement to acquire the remaining 17.5% interest in ICM Ventures Holdings B.V. for $6 million, subject to adjustments. We expect to complete this transaction in the second half of 2021, subject to customary closing conditions.
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

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Sempra Mexico:
IEnova	29.8%	29.8%	$1,534	$1,487
ICM Ventures Holdings B.V.	17.5	17.5	6	7
Sempra LNG:
ECA LNG Phase 1	29.0	29.0	48	46
Parent and other:
PXiSE Energy Solutions, LLC	20.0	20.0	1	1
Total Sempra Energy			$1,589	$1,541

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra Energy Consolidated, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	March 31, 2021	December 31, 2020
Sempra Energy Consolidated:
Total due from various unconsolidated affiliates – current	$26	$20

Sempra Mexico(1):
ESJ – Note due December 31, 2022, net of negligible allowance for credit losses at December 31, 2020(2)	$—	$85
IMG JV – Note due March 15, 2022, net of allowance for credit losses of $1 and $3 at March 31, 2021 and December 31, 2020, respectively(3)	674	695
Total due from unconsolidated affiliates – noncurrent	$674	$780

Sempra Mexico – TAG Pipelines Norte, S. de. R.L. de C.V. – Note due December 20, 2021(1)(4)	$(41)	$(41)
Various affiliates	(1)	(4)
Total due to various unconsolidated affiliates – current	$(42)	$(45)

Sempra Mexico(1)(5):
TAG Pipelines Norte, S. de. R.L. de C.V.:
5.5% Note due January 9, 2024	$(69)	$(68)
5.5% Note due January 14, 2025	(20)	—
TAG JV – 5.74% Note due December 17, 2029	(169)	(166)
Total due to unconsolidated affiliates – noncurrent	$(258)	$(234)
SDG&E:
Sempra Energy	$(44)	$(38)
SoCalGas	(24)	(21)
Various affiliates	(11)	(5)
Total due to unconsolidated affiliates – current	$(79)	$(64)

Income taxes due to Sempra Energy(6)	$(18)	$—
SoCalGas:
SDG&E	$24	$21
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$25	$22

Sempra Energy	$(41)	$(31)
Pacific Enterprises	(25)	—
Various affiliates	(1)	—
Total due to unconsolidated affiliates – current	$(67)	$(31)

Income taxes due to Sempra Energy(6)	$(145)	$(37)
(1)    Amounts include principal balances plus accumulated interest outstanding.
(2)    U.S. dollar-denominated loan at a variable interest rate based on 1-month LIBOR plus 196 bps (2.11% at December 31, 2020). At December 31, 2020, $1 million of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current. In March 2021, IEnova acquired the 50% equity interest in ESJ that it did not already own and ESJ became a wholly owned, consolidated subsidiary, resulting in the elimination of this note receivable.
(3)    Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $693 million U.S. dollar-equivalent at March 31, 2021, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (6.45% at March 31, 2021), to finance construction of a natural gas marine pipeline. At both March 31, 2021 and December 31, 2020, $2 million of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current. At March 31, 2021, we classified this revolving line of credit as noncurrent because we expect to extend the maturity date on a long-term basis prior to its stated maturity date.
(4)    U.S. dollar-denominated loan at a variable interest rate based on 6-month LIBOR plus 290 bps (3.11% at March 31, 2021).
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

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Sempra Energy Consolidated
Revenues	$8	$12
Cost of sales	11	11
Interest income	15	17
Interest expense	4	3
SDG&E
Revenues	$2	$1
Cost of sales	28	17
SoCalGas
Revenues	$25	$18
Cost of sales	3	—
Guarantees
Sempra Energy provided guarantees related to Cameron LNG JV, which were terminated in March 2021, and CFIN, which remains outstanding, as we discuss in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME (EXPENSE), NET
Other income (expense), net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$38	$31
Investment gains (losses)(1)	9	(37)
Losses on interest rate and foreign exchange instruments, net	(30)	(153)
Foreign currency transaction losses, net(2)	(19)	(123)
Non-service component of net periodic benefit credit	29	26
Interest on regulatory balancing accounts, net	1	2
Sundry, net	7	—
Total	$35	$(254)
SDG&E:
Allowance for equity funds used during construction	$23	$21
Non-service component of net periodic benefit credit	9	8
Interest on regulatory balancing accounts, net	1	2
Sundry, net	2	—
Total	$35	$31
SoCalGas:
Allowance for equity funds used during construction	$12	$8
Non-service component of net periodic benefit credit	28	25
Sundry, net	(1)	(3)
Total	$39	$30
(1)    Represents investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes losses of $23 million and $149 million in the three months ended March 31, 2021 and 2020, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG JV, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$158	$(207)

Income from continuing operations before income taxes and equity earnings	$768	$397
Equity earnings (losses), before income tax(1)	135	(43)
Pretax income	$903	$354

Effective income tax rate	18%	(58)%
SDG&E:
Income tax expense	$45	$58
Income before income taxes	$257	$320
Effective income tax rate	18%	18%
SoCalGas:
Income tax expense	$94	$52
Income before income taxes	$501	$355
Effective income tax rate	19%	15%
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
We record income tax (expense) benefit from the transactional effects of foreign currency and inflation. Through the first quarter of 2021, such effects are offset by net gains (losses) from foreign currency derivatives that are hedging Sempra Mexico parent’s exposure to movements in the Mexico peso from its controlling interest in IEnova.
Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses. We completed the sales in the second quarter of 2020, as we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report. Because of our decision to sell our South American businesses, we no longer asserted indefinite reinvestment of basis differences related to these businesses. Accordingly, in the three months ended March 31, 2020, we recorded a $7 million income tax benefit from changes in outside basis differences in our discontinued operations in South America.

NOTE 2. NEW ACCOUNTING STANDARDS
We describe below recent accounting pronouncements that have had or may have a significant effect on our financial condition, results of operations, cash flows or disclosures.
ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”: ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. In addition to other changes, this standard amends ASC 470-20, “Debt with Conversion and Other Options,” by removing the accounting models for instruments with beneficial conversion and cash conversion features. The standard also amends ASC 260, “Earnings Per Share,” as follows:
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

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra LNG	Consolidating adjustments and Parent and other	Sempra Energy Consolidated
	Three months ended March 31, 2021
By major service line:
Utilities	$1,216	$1,657	$27	$—	$(27)	$2,873
Energy-related businesses	—	—	281	68	(81)	268
Revenues from contracts with customers	$1,216	$1,657	$308	$68	$(108)	$3,141

By market:
Gas	$273	$1,657	$224	$67	$(103)	$2,118
Electric	943	—	84	1	(5)	1,023
Revenues from contracts with customers	$1,216	$1,657	$308	$68	$(108)	$3,141

Revenues from contracts with customers	$1,216	$1,657	$308	$68	$(108)	$3,141
Utilities regulatory revenues	121	(149)	—	—	—	(28)
Other revenues	—	—	59	128	(41)	146
Total revenues	$1,337	$1,508	$367	$196	$(149)	$3,259

	Three months ended March 31, 2020
By major service line:
Utilities	$1,259	$1,544	$20	$—	$(19)	$2,804
Energy-related businesses	—	—	198	12	(7)	203
Revenues from contracts with customers	$1,259	$1,544	$218	$12	$(26)	$3,007

By market:
Gas	$254	$1,544	$147	$11	$(23)	$1,933
Electric	1,005	—	71	1	(3)	1,074
Revenues from contracts with customers	$1,259	$1,544	$218	$12	$(26)	$3,007

Revenues from contracts with customers	$1,259	$1,544	$218	$12	$(26)	$3,007
Utilities regulatory revenues	10	(149)	—	—	—	(139)
Other revenues	—	—	91	111	(41)	161
Total revenues	$1,269	$1,395	$309	$123	$(67)	$3,029

Remaining Performance Obligations
For contracts greater than one year, at March 31, 2021, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such remaining performance obligations at March 31, 2021.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E
2021 (excluding first three months of 2021)	$266	$3
2022	406	4
2023	407	4
2024	348	4
2025	351	4
Thereafter	4,391	67
Total revenues to be recognized	$6,169	$86
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra Energy’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the three months ended March 31, 2021 or 2020.

CONTRACT LIABILITIES
(Dollars in millions)
	2021	2020
Sempra Energy Consolidated:
Contract liabilities at January 1	$(207)	$(163)
Revenue from performance obligations satisfied during reporting period	25	1
Contract liabilities at March 31(1)	$(182)	$(162)
SDG&E:
Contract liabilities at January 1	$(87)	$(91)
Revenue from performance obligations satisfied during reporting period	1	1
Contract liabilities at March 31(1)	$(86)	$(90)
(1)     At March 31, 2021, includes $28 million and $4 million in Other Current Liabilities and $154 million and $82 million in Deferred Credits and Other on the Sempra Energy and SDG&E Condensed Consolidated Balance Sheets, respectively.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	March 31, 2021	December 31, 2020
Sempra Energy Consolidated:
Accounts receivable – trade, net	$1,484	$1,447
Accounts receivable – other, net	9	12
Due from unconsolidated affiliates – current(1)	2	3
Total	$1,495	$1,462
SDG&E:
Accounts receivable – trade, net	$622	$573
Accounts receivable – other, net	8	8
Due from unconsolidated affiliates – current(1)	3	2
Total	$633	$583
SoCalGas:
Accounts receivable – trade, net	$772	$786
Accounts receivable – other, net	1	4
Total	$773	$790
(1)     Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

NOTE 4. REGULATORY MATTERS
We discuss regulatory matters in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report and provide updates to those discussions and information about new regulatory matters below.
REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	March 31, 2021	December 31, 2020

SDG&E:
Fixed-price contracts and other derivatives	$(49)	$(53)
Deferred income taxes recoverable in rates	48	22
Pension and other postretirement benefit plan obligations	52	50
Removal obligations	(2,159)	(2,121)
Environmental costs	56	56
Sunrise Powerlink fire mitigation	123	121
Regulatory balancing accounts(1)(2)
Commodity – electric	108	72
Gas transportation	5	35
Safety and reliability	64	67
Public purpose programs	(147)	(158)
2019 GRC retroactive impacts	42	56
Other balancing accounts	285	233
Other regulatory assets, net(2)	85	72
Total SDG&E	(1,487)	(1,548)
SoCalGas:
Deferred income taxes refundable in rates	(15)	(82)
Pension and other postretirement benefit plan obligations	430	417
Employee benefit costs	37	37
Removal obligations	(674)	(685)
Environmental costs	35	36
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(190)	(56)
Safety and reliability	331	335
Public purpose programs	(222)	(253)
2019 GRC retroactive impacts	152	202
Other balancing accounts	(162)	(58)
Other regulatory assets, net(2)	108	75
Total SoCalGas	(170)	(32)
Sempra Mexico:
Deferred income taxes recoverable in rates	80	80
Total Sempra Energy Consolidated	$(1,577)	$(1,500)
(1)    At March 31, 2021 and December 31, 2020, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $202 million and $139 million, respectively, and for SoCalGas was $261 million and $218 million, respectively.
(2)    Includes regulatory assets earning a return.

CALIFORNIA UTILITIES
COVID-19 Pandemic Protections
In March 2020, the CPUC required that all energy companies under its jurisdiction, including the California Utilities, take action to implement several emergency customer protection measures to support California customers affected by the COVID-19 pandemic for up to one year. The customer protection measures were mandatory for all residential and small business customers. In February 2021, the CPUC extended the customer protection measures through June 2021 and may extend them further.
In April 2021, the CPUC expanded suspending service disconnections to medium-large commercial and industrial customers through June 2021, thereby including the entire customer population except SoCalGas’ noncore customers. The measures are retroactively effective to December 30, 2020 and may be extended.
Each of the California Utilities has been authorized to track and request recovery of incremental costs associated with complying with customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from customers’ failure to pay. The California Utilities expect to pursue recovery of tracked costs in rates in a future CPUC proceeding, which recovery is not assured.
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
CPUC GRC
The CPUC uses GRC proceedings to set rates designed to allow the California Utilities to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
In January 2020, the CPUC issued a final decision implementing a four-year GRC cycle for California IOUs and the California Utilities were directed to file a petition for modification to revise their 2019 GRC to add two additional attrition years, resulting in a transitional five-year GRC period (2019-2023). The California Utilities filed the petition in April 2020 which requested authorization of their post-test year ratemaking mechanism for two additional years.
In March 2021, the CPUC issued a proposed decision approving the California Utilities’ request to continue their authorized post-test year mechanisms for 2022 and 2023 using the fourth quarter 2020 Global Insight utility cost forecast. For SDG&E, the proposed decision authorizes revenue requirement increases of $87 million (3.92%) for 2022 and $86 million (3.70%) for 2023 ($91 million and $104 million, respectively, were requested). The proposed decision includes a reduction of $30 million to account for anticipated benefits from SDG&E’s implementation of a new customer information system in the second quarter of 2021. For SoCalGas, the proposed decision authorizes revenue requirement increases of $142 million (4.53%) for 2022 and $130 million (3.97%) for 2023 ($150 million and $131 million, respectively, were requested).
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
We provide additional information concerning the 2019 GRC FD in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
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
SOCALGAS
OSCs – Energy Efficiency and Advocacy
In October 2019, the CPUC issued an OSC to determine whether SoCalGas should be sanctioned for violation of certain CPUC code sections and orders. The OSC stemmed from a small amount of transitional energy efficiency (EE) codes and standards advocacy activities undertaken by SoCalGas in 2018, following a CPUC decision disallowing SoCalGas’ future engagement in EE statewide codes and standards advocacy. We expect a CPUC decision on this OSC in the second quarter of 2021.
In December 2019, the CPUC issued a second OSC to determine whether SoCalGas is entitled to the EE program’s shareholder incentives for codes and standards advocacy in 2016 and 2017, whether its shareholders should bear the costs of those advocacy activities, and to address whether any other remedies are appropriate. The scope of this OSC was later expanded to include EE program years 2014 and 2015, and SoCalGas’ engagement with local governments on proposed reach codes. On April 21, 2021, the assigned Administrative Law Judge issued a Presiding Officer’s Decision (POD) on the second OSC. The POD finds no violations and assesses no fines or penalties but finds that SoCalGas spent ratepayer funds on activities that were not aligned with the CPUC’s intent for EE codes and standards advocacy. The POD orders customer refunds that SoCalGas does not expect to be material (subject to a CPUC audit), precludes SoCalGas from seeking cost recovery associated with EE codes and standards advocacy programs until lifted by the CPUC, and orders certain nonfinancial remedies. The POD is subject to appeal or request for review within 30 days of date of issuance.
Intervenors in these OSCs have suggested the CPUC order various financial and non-financial penalties. If the CPUC were to assess fines or penalties on SoCalGas associated with these OSCs, they could be material.

NOTE 5. ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS
ACQUISITION
We consolidate assets acquired and liabilities assumed as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date.
Sempra Mexico
ESJ
On March 19, 2021, IEnova completed the acquisition of Saavi Energía’s 50% equity interest in ESJ for a purchase price of approximately $65 million (net of $14 million of acquired cash and cash equivalents) plus the assumption of $277 million in debt (including $94 million owed from ESJ to IEnova that eliminates upon consolidation). IEnova previously accounted for its 50% interest in ESJ as an equity method investment. This acquisition increased IEnova’s ownership interest in ESJ from 50% to 100%. We accounted for this asset acquisition using a cost accumulation model whereby the cost of the acquisition and carrying value of our previously held interest in ESJ ($34 million) were allocated to assets acquired ($458 million) and liabilities assumed ($345 million) based on their relative fair values. ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E under a long-term PPA. IEnova recorded a $198 million intangible asset for the relative fair value of the PPA that will be amortized over a period of 14 years against revenues. ESJ is constructing a second wind power generation facility with a nameplate capacity of 108 MW that we expect will be completed in late 2021 or in the first quarter of 2022.

DISCONTINUED OPERATIONS
In January 2019, our board of directors approved a plan to sell our South American businesses. We present these businesses, which previously constituted the Sempra South American Utilities segment, and certain activities associated with those businesses as discontinued operations.
Discontinued operations that were previously in the Sempra South American Utilities segment include our former 100% interest in Chilquinta Energía in Chile, our former 83.6% interest in Luz del Sur in Peru and our former interests in two energy-services companies, Tecnored and Tecsur, which provide electric construction and infrastructure services to Chilquinta Energía and Luz del Sur, respectively, as well as third parties. As we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, we completed the sales of our South American businesses in the second quarter of 2020.
Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
Three months ended March 31, 2020
Revenues	$400
Cost of sales	(253)
Operating expenses	(46)
Income before income taxes	101
Income tax expense	(21)
Income from discontinued operations, net of income tax	80
Earnings attributable to noncontrolling interests	(8)
Earnings from discontinued operations attributable to Sempra Energy	$72

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
SEMPRA TEXAS UTILITIES
Oncor Holdings
We account for our 100% ownership interest in Oncor Holdings, which owns an 80.25% interest in Oncor, as an equity method investment. Due to the ring-fencing measures, governance mechanisms and commitments in effect, we do not have the power to direct the significant activities of Oncor Holdings and Oncor. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information related to the restrictions on our ability to direct the significant activities of Oncor Holdings and Oncor.
In the three months ended March 31, 2021 and 2020, Sempra Energy contributed $50 million and $70 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $77 million and $73 million, respectively, in dividends to Sempra Energy.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Operating revenues	$1,139	$1,072
Operating expenses	(829)	(801)
Income from operations	310	271
Interest expense	(102)	(101)
Income tax expense	(36)	(28)
Net income	165	129
Noncontrolling interest held by TTI	(33)	(26)
Earnings attributable to Sempra Energy	132	103
SEMPRA MEXICO
ESJ
As we discuss in Note 5, on March 19, 2021, IEnova completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a wholly owned, consolidated subsidiary. Prior to the acquisition date, IEnova owned 50% of ESJ and accounted for its interest as an equity method investment.
IMG JV
IEnova has a 40% interest in IMG JV, a JV with a subsidiary of TC Energy Corporation, and accounts for its interest as an equity method investment. IMG JV owns and operates the Sur de Texas-Tuxpan natural gas marine pipeline, which is fully contracted under a 35-year natural gas transportation service contract with the CFE.
As we discuss in “Transactions with Affiliates” in Note 1, IEnova has provided IMG JV with a Mexican peso-denominated revolving line of credit to finance construction of the natural gas marine pipeline. Due to significant fluctuation of the Mexican peso and the impact of this fluctuation on the Mexican peso-denominated loan in the three months ended March 31, 2021 and 2020, equity earnings from IEnova’s investment in IMG JV included $23 million and $149 million, respectively, of foreign currency gains, which are offset by corresponding amounts included in Other Income (Expense), Net, on the Sempra Energy Condensed Consolidated Statement of Operations.
We provide summarized income statement information for IMG JV in the following table.

SUMMARIZED FINANCIAL INFORMATION – IMG JV
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Operating revenues	$122	$122
Operating expenses	(27)	(33)
Income from operations	95	89
Other income, net	58	364
Interest expense	(29)	(43)
Income tax (expense) benefit	(31)	10
Net income/Earnings	93	420
SEMPRA LNG
Cameron LNG JV
In the three months ended March 31, 2021, Cameron LNG JV distributed to Sempra LNG dividends of $131 million.
In March 2021, Cameron LNG JV reached financial completion of the three-train liquefaction project and Sempra Energy’s related guarantees for a maximum aggregate amount of $4.0 billion were terminated. We discuss these guarantees in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
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
Sempra Energy’s $753 million proportionate share of the affiliate loans, based on its 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of eight banks (the bank debt) to whom Sempra Energy has provided a guarantee pursuant to a Support Agreement. Under the terms of the Support Agreement, Sempra Energy has severally guaranteed repayment of the bank debt plus accrued and unpaid interest if CFIN fails to pay the external lenders. Additionally, the external lenders may exercise an option to put the bank debt to Sempra Energy on every one-year anniversary of the closing of the affiliate loans, as well as upon the occurrence of certain events, including a failure by CFIN to meet its payment obligations under the bank debt. In addition, some or all of the bank debt will be transferred by each external lender back to Sempra Energy on the five-year anniversary of the affiliate loans, unless the external lenders elect to waive their transfer rights six months prior to the five-year anniversary of the affiliate loans. Sempra Energy also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time. The Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra Energy. In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra Energy’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra LNG will recognize as interest income as earned. Sempra Energy’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At March 31, 2021, the fair value of the Support Agreement was $3 million, of which $7 million is included in Other Current Assets offset by $4 million included in Deferred Credits and Other on the Sempra Energy Condensed Consolidated Balance Sheet.
RBS SEMPRA COMMODITIES
As we discuss in Note 11, in the first quarter of 2020, we recorded a charge of $100 million in Equity Earnings on Sempra Energy’s Condensed Consolidated Statement of Operations representing our share of estimated losses in excess of the carrying value of our equity method investment in RBS Sempra Commodities. At March 31, 2021, $25 million is included in Other Current Liabilities and $75 million is included in Deferred Credits and Other on Sempra Energy’s Condensed Consolidated Balance Sheet.

NOTE 7. DEBT AND CREDIT FACILITIES
LINES OF CREDIT
Primary U.S. Committed Lines of Credit
At March 31, 2021, Sempra Energy Consolidated had an aggregate capacity of $6.7 billion in four primary U.S. committed lines of credit, which provide liquidity and support commercial paper. The principal terms of these committed lines of credit, which expire in May 2024, are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	March 31, 2021
	Total facility	Commercial paper outstanding(1)	Available unused credit
Sempra Energy(2)	$1,250	$—	$1,250
Sempra Global(3)	3,185	(915)	2,270
SDG&E(3)(4)	1,500	(130)	1,370
SoCalGas(4)	750	—	750
Total	$6,685	$(1,045)	$5,640
(1)    Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit. Sempra Energy currently does not have a commercial paper program in place.
(2)    The facility also provides for issuance of $200 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra Energy has the right to increase the letter of credit commitment up to $500 million. No letters of credit were outstanding at March 31, 2021.
(3)    Commercial paper outstanding is before reductions of a negligible amount of unamortized discount.
(4)    The facility also provides for issuance of $100 million of letters of credit on behalf of the borrowing utility with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the borrowing utility has the right to increase the letter of credit commitment up to $250 million. No letters of credit were outstanding at March 31, 2021.

Sempra Energy, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At March 31, 2021, each entity was in compliance with this ratio and all other financial covenants under its respective credit facility.
Foreign Committed Lines of Credit
Our foreign operations in Mexico have additional committed lines of credit aggregating $1.8 billion at March 31, 2021. The principal terms of these committed lines of credit are described in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

FOREIGN COMMITTED LINES OF CREDIT
(U.S. dollar equivalent in millions)
	March 31, 2021
Expiration date of facility	Total facility	Amounts outstanding	Available unused credit
February 2024	$1,500	$(392)	$1,108
September 2021	280	(280)	—
Total	$1,780	$(672)	$1,108

In addition to its committed lines of credit, IEnova has a three-year $20 million uncommitted revolving credit facility with Scotiabank Inverlat S.A. (borrowings may be made in either U.S. dollars or Mexican pesos) and a three-year $100 million uncommitted revolving credit facility with The Bank of Nova Scotia (borrowings may only be made in U.S. dollars). Both credit facilities expire in October 2023. At March 31, 2021, available unused credit on these lines was $20 million.
Letters of Credit

Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At March 31, 2021, we had approximately $521 million in standby letters of credit outstanding under these agreements.
WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on the total short-term debt at March 31, 2021 and December 31, 2020 were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	March 31, 2021	December 31, 2020
Sempra Energy Consolidated	0.51%	0.83%
SDG&E	0.18	—
SoCalGas	—	0.14
LONG-TERM DEBT
Sempra Mexico
As we discuss in Note 5, through its acquisition of ESJ, Sempra Mexico assumed a $177 million (net of $6 million in unamortized debt issuance costs) variable rate loan payable to a syndicate of five lenders that matures in June 2033. To moderate exposure to interest rate and associated cash flow variability, ESJ entered into floating-to-fixed rate swaps for 90% of the principal balance, resulting in a fixed rate of 6.13%. The remaining 10% of the principal balance bears interest at 6-month LIBOR plus a margin of 2.63% with an increase of 25 bps every four years (2.89% at March 31, 2021).
Sempra LNG
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement with a syndicate of nine banks for an aggregate principal amount of up to $1.6 billion. At March 31, 2021 and December 31, 2020, $119 million and $17 million, respectively, was outstanding, with a weighted-average interest rate of 2.91% and 2.82%, respectively. We discuss the details of this agreement in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

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
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	March 31, 2021	December 31, 2020
Sempra Energy Consolidated:
Natural gas	MMBtu	(7)	5
Electricity	MWh	1	1
Congestion revenue rights	MWh	41	43
SDG&E:
Natural gas	MMBtu	10	16
Electricity	MWh	1	1
Congestion revenue rights	MWh	41	43
SoCalGas:
Natural gas	MMBtu	—	1

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
The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2021		December 31, 2020
	Notional debt	Maturities	Notional debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges	$729	2021-2034	$1,486	2021-2034
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
We are also exposed to exchange rate movements at our Mexican subsidiaries and JVs, which have U.S. dollar-denominated cash balances, receivables, payables and debt (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities denominated in the Mexican peso, which must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities and certain nonmonetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes. We may utilize foreign currency derivatives as a means to manage the risk of exposure to significant fluctuations in our income tax expense and equity earnings from these impacts; however, we generally do not hedge our deferred income tax assets and liabilities or for inflation.
We also utilized foreign currency derivatives in 2020 to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile, respectively.
The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	March 31, 2021		December 31, 2020
	Notional amount	Maturities	Notional amount	Maturities
Sempra Energy Consolidated:
Cross-currency swaps	$306	2021-2023	$306	2021-2023
Other foreign currency derivatives	1,438	2021-2022	1,764	2021-2022
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2021
	Other current assets(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments	$—	$8	$(22)	$(161)
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	57	15	(73)	(20)
Associated offsetting commodity contracts	(53)	(15)	53	15
Commodity contracts subject to rate recovery	31	92	(29)	(26)
Net amounts presented on the balance sheet	35	100	(71)	(192)
Additional cash collateral for commodity contracts not subject to rate recovery	24	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	27	—	—	—
Total(2)	$86	$100	$(71)	$(192)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$27	$92	$(25)	$(25)
Net amounts presented on the balance sheet	27	92	(25)	(25)
Additional cash collateral for commodity contracts subject to rate recovery	26	—	—	—
Total(2)	$53	$92	$(25)	$(25)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$4	$—	$(4)	$(1)
Net amounts presented on the balance sheet	4	—	(4)	(1)
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$5	$—	$(4)	$(1)
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

The following table includes the effects of derivative instruments designated as cash flow hedges on the Condensed Consolidated Statements of Operations and in OCI and AOCI.

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax gain (loss) recognized in OCI			Pretax (loss) gain reclassified from AOCI into earnings
	Three months ended March 31,			Three months ended March 31,
	2021	2020	Location	2021	2020
Sempra Energy Consolidated:
Interest rate instruments	$26	$(47)	Interest Expense	$(2)	$(2)
Interest rate instruments	83	(185)	Equity Earnings(1)	(19)	(2)
Foreign exchange instruments	3	21	Revenues Energy- Related Businesses	(1)	2
			Other Income (Expense), Net	—	2
Interest rate and foreign exchange instruments	(6)	(45)	Other Income (Expense), Net	(6)	(41)
Foreign exchange instruments	3	13	Equity Earnings(1)	(1)	2
Total	$109	$(243)		$(29)	$(39)
(1)    Equity earnings at Sempra Mexico are recognized after tax.

For Sempra Energy Consolidated, we expect that losses of $79 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at March 31, 2021 is approximately 14 years for Sempra Energy Consolidated. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 19 years.
The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended March 31,
	Location	2021	2020
Sempra Energy Consolidated:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$(48)	$51
Commodity contracts subject to rate recovery	Cost of Natural Gas	2	(3)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	2	(9)
Foreign exchange instruments	Other Income (Expense), Net	(24)	(114)
Total		$(68)	$(75)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$2	$(9)
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$2	$(3)
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
For Sempra Energy Consolidated, the total fair value of this group of derivative instruments in a net liability position at March 31, 2021 and December 31, 2020 was $20 million and $16 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a net liability position at March 31, 2021 and December 31, 2020 was $5 million and $6 million, respectively. At March 31, 2021, if the credit ratings of Sempra Energy or SoCalGas were reduced below investment grade, $20 million and $5 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
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

RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2021 and December 31, 2020. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2020.
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
Our financial assets and liabilities that were accounted for at fair value on a recurring basis in the tables below include the following:
▪Nuclear decommissioning trusts reflect the assets of SDG&E’s NDT, excluding cash balances, accounts receivable and accounts payable. A third-party trustee values the trust assets using prices from a pricing service based on a market approach. We validate these prices by comparison to prices from other independent data sources. Securities are valued using quoted prices listed on nationally recognized securities exchanges or based on closing prices reported in the active market in which the identical security is traded (Level 1). Other securities are valued based on yields that are currently available for comparable securities of issuers with similar credit ratings (Level 2).
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
▪Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both March 31, 2021 and December 31, 2020.
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

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Fair value at March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	47	20	—	67
Municipal bonds	—	324	—	324
Other securities	—	265	—	265
Total debt securities	47	609	—	656
Total nuclear decommissioning trusts(1)	405	615	—	1,020
Interest rate and foreign exchange instruments	—	8	—	8
Commodity contracts not subject to rate recovery	—	4	—	4
Effect of netting and allocation of collateral(2)	24	—	—	24
Commodity contracts subject to rate recovery	7	4	112	123
Effect of netting and allocation of collateral(2)	21	—	6	27
Support Agreement, net of related guarantee fees	—	—	7	7
Total	$457	$631	$125	$1,213

Liabilities:
Interest rate and foreign exchange instruments	$—	$183	$—	$183
Commodity contracts not subject to rate recovery	—	25	—	25
Commodity contracts subject to rate recovery	—	5	50	55
Support Agreement, net of related guarantee fees	—	—	4	4
Total	$—	$213	$54	$267

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	399	626	—	1,025
Interest rate and foreign exchange instruments	—	25	—	25
Commodity contracts not subject to rate recovery	—	4	—	4
Effect of netting and allocation of collateral(2)	21	—	—	21
Commodity contracts subject to rate recovery	6	1	121	128
Effect of netting and allocation of collateral(2)	19	5	6	30
Support Agreement, net of related guarantee fees	—	—	7	7
Total	$445	$661	$134	$1,240

Liabilities:
Interest rate and foreign exchange instruments	$—	$186	$—	$186
Commodity contracts not subject to rate recovery	—	16	—	16
Commodity contracts subject to rate recovery	—	6	52	58
Support Agreement, net of related guarantee fees	—	—	4	4
Total	$—	$208	$56	$264
(1)    Excludes cash, cash equivalents and receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	47	20	—	67
Municipal bonds	—	324	—	324
Other securities	—	265	—	265
Total debt securities	47	609	—	656
Total nuclear decommissioning trusts(1)	405	615	—	1,020
Commodity contracts subject to rate recovery	7	—	112	119
Effect of netting and allocation of collateral(2)	20	—	6	26
Total	$432	$615	$118	$1,165

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$50	$50
Total	$—	$—	$50	$50

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	399	626	—	1,025
Commodity contracts subject to rate recovery	5	—	121	126
Effect of netting and allocation of collateral(2)	18	—	6	24
Total	$422	$626	$127	$1,175

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$52	$52
Total	$—	$—	$52	$52
(1)    Excludes cash, cash equivalents and receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$4	$—	$4
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$4	$—	$5

Liabilities:
Commodity contracts subject to rate recovery	$—	$5	$—	$5
Total	$—	$5	$—	$5

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$1	$1	$—	$2
Effect of netting and allocation of collateral(1)	1	5	—	6
Total	$2	$6	$—	$8

Liabilities:
Commodity contracts subject to rate recovery	$—	$6	$—	$6
Total	$—	$6	$—	$6
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

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Balance at January 1	$69	$28
Realized and unrealized losses	(2)	(5)
Settlements	(5)	(7)
Balance at March 31	$62	$16
Change in unrealized (losses) gains relating to instruments still held at March 31	$(1)	$(6)
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2021	$20.60	to	$117.00	$46.46
2020	16.51	to	52.45	35.41
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

LEVEL 3 RECONCILIATION
(Dollars in millions)
Three months ended March 31, 2021
Balance at January 1	$3
Realized and unrealized gains(1)	2
Settlements	(2)
Balance at March 31(2)	$3
Change in unrealized gains (losses) relating to instruments still held at March 31	$2
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on the Sempra Energy Condensed Consolidated Statement of Operations.
(2)    Includes $7 million in Other Current Assets offset by $4 million in Deferred Credits and Other on the Sempra Energy Condensed Consolidated Balance Sheet.

The fair value of the Support Agreement, net of related guarantee fees, is based on a discounted cash flow model using a probability of default and survival methodology. Our estimate of fair value considers inputs such as third-party default rates, credit ratings, recovery rates, and risk-adjusted discount rates, which may be readily observable, market corroborated or generally unobservable inputs. Because CFIN’s credit rating and related default and survival rates are unobservable inputs that are significant to the valuation, the Support Agreement, net of related guarantee fees, is classified as Level 3. We assigned CFIN an internally developed credit rating of A3 and relied on default rate data published by Moody’s to assign a probability of default. A hypothetical change in the credit rating up or down one notch could result in a significant change in the fair value of the Support Agreement.
Fair Value of Financial Instruments
The fair values of certain of our financial instruments (cash, accounts receivable, short-term amounts due to/from unconsolidated affiliates, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts because of the short-term nature of these instruments. Investments in life insurance contracts that we hold in support of our Supplemental

Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments that are not recorded at fair value on the Condensed Consolidated Balance Sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	March 31, 2021
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$677	$—	$702	$—	$702
Long-term amounts due to unconsolidated affiliates	299	—	292	—	292
Total long-term debt(2)	21,456	—	23,251	—	23,251
SDG&E:
Total long-term debt(3)	$6,036	$—	$6,659	$—	$6,659
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,263	$—	$5,263

	December 31, 2020
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra Energy Consolidated:
Long-term amounts due from unconsolidated affiliates(1)	$786	$—	$817	$—	$817
Long-term amounts due to unconsolidated affiliates	275	—	266	—	266
Total long-term debt(2)	22,259	—	25,478	—	25,478
SDG&E:
Total long-term debt(3)	$6,253	$—	$7,384	$—	$7,384
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,655	$—	$5,655
(1)    Before allowances for credit losses of $1 million and $3 million at March 31, 2021 and December 31, 2020, respectively. Includes $2 million and $3 million in Due From Unconsolidated Affiliates – Current at March 31, 2021 and December 31, 2020, respectively.
(2)    Before reductions of unamortized discount and debt issuance costs of $264 million and $268 million at March 31, 2021 and December 31, 2020, respectively, and excluding finance lease obligations of $1,336 million and $1,330 million at March 31, 2021 and December 31, 2020, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $52 million at both March 31, 2021 and December 31, 2020, and excluding finance lease obligations of $1,276 million at both March 31, 2021 and December 31, 2020.
(4)    Before reductions of unamortized discount and debt issuance costs of $40 million at both March 31, 2021 and December 31, 2020, and excluding finance lease obligations of $60 million and $54 million at March 31, 2021 and December 31, 2020, respectively.

We provide the fair values for the securities held in the NDT related to SONGS in Note 10.

NOTE 10. SAN ONOFRE NUCLEAR GENERATING STATION
We provide below updates to ongoing matters related to SONGS, a nuclear generating facility near San Clemente, California that permanently ceased operations in June 2013, and in which SDG&E has a 20% ownership interest. We discuss SONGS further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. Major decommissioning work began in 2020. We expect the majority of the decommissioning work to take 10 years. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal, as we discuss below. SDG&E is responsible for approximately 20% of the total decommissioning cost.

The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate the coastal development permit and to obtain injunctive relief to stop decommissioning work. In September 2020, the Samuel Lawrence Foundation filed another writ petition under the California Coastal Act in LA Superior Court seeking to set aside the California Coastal Commission’s July 2020 approval of the inspection and maintenance plan for the SONGS’ canisters and to obtain injunctive relief to stop decommissioning work. Decommissioning work has not been interrupted to date by the writ petitions filed by the Samuel Lawrence Foundation.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At March 31, 2021:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$67	$—	$—	$67
Municipal bonds(2)	310	15	(1)	324
Other securities(3)	256	10	(1)	265
Total debt securities	633	25	(2)	656
Equity securities	111	255	(2)	364
Cash and cash equivalents	8	—	—	8
(Payables) receivables, net	(15)	1	—	(14)
Total	$737	$281	$(4)	$1,014
At December 31, 2020:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$64	$1	$—	$65
Municipal bonds	308	18	—	326
Other securities	253	17	—	270
Total debt securities	625	36	—	661
Equity securities	112	254	(2)	364
Cash and cash equivalents	3	—	—	3
Payables, net	(9)	—	—	(9)
Total	$731	$290	$(2)	$1,019
(1)    Maturity dates are 2022-2051.
(2)    Maturity dates are 2021-2056.
(3)    Maturity dates are 2021-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Proceeds from sales	$288	$552
Gross realized gains	21	92
Gross realized losses	(2)	(5)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
The present value of SDG&E’s ARO related to decommissioning costs for the SONGS units was $566 million at March 31, 2021. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2021 dollars is approximately $886 million.
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
The SONGS co-owners have nuclear property damage insurance of $130 million, which exceeds the minimum federal requirements of $50 million. This insurance coverage is provided through NEIL. The NEIL policies have specific exclusions and limitations that can result in reduced coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $3.5 million of retrospective premiums based on overall member claims.
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
At March 31, 2021, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $602 million for Sempra Energy Consolidated, including $458 million for SoCalGas. Amounts for Sempra Energy Consolidated and SoCalGas include $432 million for matters related to the Leak, which we discuss below.

SoCalGas
Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility in Los Angeles County. As described below in “Civil Litigation” and “Regulatory Proceedings,” numerous lawsuits, investigations and regulatory proceedings have been initiated in response to the Leak, resulting in significant costs, which together with other Leak-related costs are discussed below in “Cost Estimates, Accounting Impact and Insurance.”
Civil Litigation. As of April 30, 2021, 395 lawsuits, including approximately 36,000 plaintiffs, are pending against SoCalGas and Sempra Energy related to the Leak. All these cases, other than the federal securities class action discussed below, which names only Sempra Energy, are coordinated before a single court in the LA Superior Court for pretrial management.
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
Five property developers filed complaints in July and October of 2018 against SoCalGas and Sempra Energy alleging causes of action for strict liability, negligence per se, negligence, continuing nuisance, permanent nuisance and violation of the California Unfair Competition Law, as well as claims for negligence against certain directors of SoCalGas. The complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees.
In October 2018 and January 2019, complaints were filed on behalf of 51 firefighters stationed near the Aliso Canyon natural gas storage facility who allege they were injured by exposure to chemicals released during the Leak. The complaints against SoCalGas and Sempra Energy assert causes of actions for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment and loss of consortium. The complaints seek compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, and attorneys’ fees.
Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra Energy and/or SoCalGas. Three of the actions were joined in an Amended Consolidated Shareholder Derivative Complaint, which was dismissed with prejudice in January 2021. The plaintiffs have filed a notice of appeal. The remaining action was also dismissed but plaintiffs were given leave to amend their complaint.
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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak, which it later bifurcated into two phases. The first phase will consider whether SoCalGas violated California Public Utilities Code Section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the Safety Enforcement Division (SED) of the CPUC and Blade during the pre-formal investigation, and whether any of the mitigation proposed by Blade should be implemented to the extent not already done. In November 2019, the SED, based largely on the Blade report, alleged a total of 330 violations, asserting that SoCalGas violated California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. Hearings on a subset of issues began in March 2021. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties or sanctions, if any, should be imposed for any violations, unreasonable or imprudent practices, or failure to sufficiently cooperate with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. SoCalGas has engaged in settlement discussions with the SED in connection with this proceeding.
In February 2017, the CPUC opened a proceeding pursuant to the SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility in November 2020 with a final determination to be made within the SB 380 OII proceeding. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility. Phase 2 of the proceeding, which will evaluate the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models, began in the first quarter of 2019. In December 2019, the CPUC added a third phase of the proceeding and engaged a consultant who is analyzing alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either the 2027 or 2035 timeframe.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At March 31, 2021, the Aliso Canyon natural gas storage facility had a net book value of $840 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
Cost Estimates, Accounting Impact and Insurance. SoCalGas has incurred significant costs for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At March 31, 2021, SoCalGas estimates these costs related to the Leak are $1,627 million (the cost estimate), which includes the $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $437 million is accrued as Reserve for Aliso Canyon Costs as of March 31, 2021 on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
In the first quarter of 2020, SoCalGas recorded $277 million in costs, inclusive of estimated legal costs, related to settlement discussions in connection with civil litigation described above in “Civil Litigation.” Of this amount, $177 million was recorded in Insurance Receivable for Aliso Canyon Costs on the SoCalGas and Sempra Energy Condensed Consolidated Balance Sheets and $100 million ($72 million after tax) was recorded in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Energy Condensed Consolidated Statements of Operations. These accruals are included in the cost estimate that we describe above.
Except for the amounts paid or estimated to settle certain actions, as described in “Civil Litigation” and “Regulatory Proceedings” above, the cost estimate does not include litigation, regulatory proceedings or regulatory costs to the extent it is not possible to predict, at this time, the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, civil or administrative fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of March 31, 2021, we recorded the expected recovery of the cost estimate related to the Leak of $414 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $865 million of insurance proceeds we received through March 31, 2021. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
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
In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn (and expects to continue to draw) on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and although Gazprom has joined the proceeding, Gazprom has since replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement and as a consequence IEnova is not currently drawing on its letter of credit. IEnova intends to avail itself of its available claims, defenses, rights and remedies in the arbitration proceeding, including seeking dismissal of the customers’ claims. In addition to the arbitration proceeding, Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions. In October 2020, Shell Mexico’s request to stay the CRE’s approval was denied and, subsequently, Shell Mexico filed an appeal of that decision.
One or more unfavorable final decisions on these disputes or challenges could materially and adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra Energy’s cash flows, financial condition, results of operations and prospects.
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
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when IEnova and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. Subsequently, IEnova and the CFE agreed to extend the service start date to September 14, 2021. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by September 14, 2021 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits.
If IEnova is unable to make such repairs and resume operations in the Guaymas-El Oro segment of the Sonora pipeline within this time frame or if IEnova terminates the contract and is unable to obtain recovery, there may be a material adverse impact on Sempra Energy’s results of operations and cash flows and our ability to recover the carrying value of our investment. At

March 31, 2021, the Guaymas-El Oro segment of the Sonora pipeline had a net book value of $442 million. The Sasabe-Puerto Libertad-Guaymas segment of the Sonora pipeline remains in full operation and is not impacted by these developments.
Regulatory Actions by the Mexican Government that Impact Renewable Energy Facilities
In April 2020, CENACE issued an order that it claims would safeguard Mexico’s national power grid from interruptions that may be caused by renewable energy projects. The main provision of the order suspends all legally mandated pre-operative testing that would be needed for new renewable energy projects to commence operations and prevents such projects from connecting to the national power grid until further notice. IEnova’s renewable energy projects affected by the order filed for legal protection through amparo claims (constitutional protection lawsuits) and, in June 2020, received injunctive relief until the claims are resolved by the courts. IEnova has since achieved commercial operations on its solar power generation projects that were impacted by the order. The second phase of ESJ is not impacted by the order because it is not interconnected to the Mexican electric grid.
In May 2020, the CRE approved an update to the transmission rates included in legacy renewable and cogeneration energy contracts, based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of IEnova’s renewable energy facilities (Don Diego Solar, Border Solar and Ventika) are currently holders of contracts with such legacy rates, and any increases in the transmission rates would be passed through directly to their customers. These renewable energy facilities have obtained injunctive relief, but are required to guarantee the difference in tariffs until the claims are resolved by the courts.
In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. According to the decree, these amendments were to become effective on March 10, 2021, and SENER, the CRE and CENACE were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. However, a Mexican court issued a definitive suspension of the amendments on March 19, 2021 and it is expected that Mexico’s Supreme Court will ultimately settle the matter.
In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar, Border Solar and Ventika are holders of legacy self-supply permits and are impacted by the Offtaker Resolution. If IEnova is not able to obtain legal protection for these impacted facilities, IEnova expects it will sell Border Solar’s capacity and a portion of Don Diego Solar’s capacity affected by the Offtaker Resolution into the spot market. Currently, prices in the spot market are significantly lower than the fixed prices in the PPAs that were entered into through self-supply permits. IEnova has filed lawsuits against the Offtaker Resolution. Currently, Border Solar and Don Diego Solar are prohibited from delivering electric power to all (with respect to Border Solar) or a portion (with respect to Don Diego Solar) of their respective offtakers pending final resolution of these lawsuits.
IEnova and other companies affected by these new orders and regulations have challenged the orders and regulations by filing amparo claims, some of which have been granted injunctive relief. The court-ordered injunctions provide relief until Mexico’s Federal District Court or Supreme Court ultimately resolves the amparo claims. An unfavorable final decision on these amparo challenges, or the potential for an extended dispute, may impact our ability to operate our wind and solar facilities at existing levels or at all, may result in increased costs for IEnova and its customers, and may adversely affect our ability to develop new projects, any of which may have a material adverse impact on our results of operations and cash flows and our ability to recover the carrying values of our renewable energy investments in Mexico.
On April 23, 2021, the President of Mexico’s initiative to reform the Hydrocarbons Law was approved by Mexico’s Congress, leaving only its promulgation and publication pending. This reform grants SENER and the CRE additional powers to suspend and early terminate permits related to the midstream and downstream sectors. Suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or to the national economy is foreseen. Likewise, new grounds for the revocation of permits are in place if the permit holder (i) carries out its activity with illegally imported products (smuggling); (ii) fails, on more than one occasion, to comply with the provisions applicable to quantity, quality and measurement of the products; or (iii) modifies the technical conditions of its infrastructure without authorization. Additionally, in the case of existing permits, authorities will revoke those permits that fail to comply with the minimum storage requirements established by SENER.
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
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $62 million in U.S. dollars at March 31, 2021), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $29 million in U.S. dollars at March 31, 2021) as of that date, with interest continuing to accrue. The Defendants appealed the March 2020 judgment, and a hearing in the Court of Appeal was held in March 2021. J.P. Morgan Chase & Co. has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra Energy and RBS.
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
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra Energy are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of April 30, 2021, four such lawsuits are pending, all of which have been served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra Energy’s cash flows, financial condition and results of operations.
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
Some of our lease agreements contain nonlease components, which represent activities that transfer a separate good or service to the lessee. As the lessee for both operating and finance leases, we have elected to combine lease and nonlease components as a single lease component for real estate, fleet vehicles, power generating facilities, and pipelines, whereby fixed or in-substance fixed payments allocable to the nonlease component are accounted for as part of the related lease liability and ROU asset. As the lessor, we have elected to combine lease and nonlease components as a single lease component for real estate, power generating facilities and terminals if the timing and pattern of transfer of the lease and nonlease components are the same and the lease component would be classified as an operating lease if accounted for separately.
Lessee Accounting
We have operating and finance leases for real and personal property (including office space, land, fleet vehicles, machinery and equipment, warehouses and other operational facilities) and PPAs with renewable energy and peaker plant facilities.
We provide supplemental noncash information for operating and finance leases below.

SUPPLEMENTAL NONCASH INFORMATION
(Dollars in millions)
	Three months ended March 31, 2021
	Sempra Energy Consolidated	SDG&E	SoCalGas
Increase in operating lease obligations for ROU assets	$1	$—	$1
Increase in finance lease obligations for investment in PP&E	15	6	9
	Three months ended March 31, 2020
	Sempra Energy Consolidated	SDG&E	SoCalGas
Increase in operating lease obligations for ROU assets	$19	$—	$—
Increase in finance lease obligations for investment in PP&E	20	4	16
Leases that Have Not Yet Commenced
SDG&E has entered into a battery storage tolling agreement that it expects will commence in the third quarter of 2021. SDG&E expects to account for the tolling agreement as an operating lease upon commencement, and expects the future minimum lease payments to be $3 million in 2021, $10 million in each of 2022 through 2025 and $101 million thereafter until expiration in 2036.
Lessor Accounting
Sempra Mexico is a lessor for certain of its natural gas and ethane pipelines, compressor stations, LPG storage facilities and a liquid fuels terminal.
Generally, we recognize operating lease income on a straight-line basis over the lease term and evaluate the underlying asset for impairment. Certain of our leases contain rate adjustments or are based on foreign currency exchange rates that may result in lease payments received that vary in amount from one period to the next.
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA ENERGY
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Fixed lease payments(1)	$53	$50
Depreciation expense	10	10
(1)     Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first three months of 2021 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2021 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG. At March 31, 2021, we expect the commitment amount to decrease by $67 million in 2021, increase by $37 million in 2022, increase by $35 million in 2023, increase by $29 million in 2024, increase by $23 million in 2025 and increase by $86 million thereafter (through contract termination in 2029) compared to December 31, 2020, reflecting changes in estimated forward prices since December 31, 2020 and actual transactions for the first three months of 2021. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.

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
▪Sempra LNG develops, builds, operates and invests in natural gas liquefaction export facilities, including natural gas pipelines and infrastructure, and buys, sells and transports natural gas through its marketing operations, all within North America.
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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2021	2020
REVENUES
SDG&E	$1,337	$1,269
SoCalGas	1,508	1,395
Sempra Mexico	367	309
Sempra LNG	196	123
All other	1	1
Adjustments and eliminations	—	(1)
Intersegment revenues(1)	(150)	(67)
Total	$3,259	$3,029
INTEREST EXPENSE
SDG&E	$102	$101
SoCalGas	39	40
Sempra Mexico	38	32
Sempra LNG	3	16
All other	83	109
Intercompany eliminations	(6)	(18)
Total	$259	$280
INTEREST INCOME
SDG&E	$1	$1
SoCalGas	—	1
Sempra Mexico	12	18
Sempra LNG	9	22
Intercompany eliminations	(3)	(15)
Total	$19	$27
DEPRECIATION AND AMORTIZATION
SDG&E	$213	$201
SoCalGas	173	159
Sempra Mexico	51	47
Sempra LNG	3	2
All other	2	3
Total	$442	$412
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$45	$58
SoCalGas	94	52
Sempra Mexico	8	(307)
Sempra LNG	49	23
All other	(38)	(33)
Total	$158	$(207)
EQUITY EARNINGS (LOSSES)
Equity earnings (losses), before income tax:
Sempra Texas Utilities	$1	$—
Sempra LNG	134	57
All other	—	(100)
	135	(43)
Equity earnings, net of income tax:
Sempra Texas Utilities	136	106
Sempra Mexico	47	200
	183	306
Total	$318	$263

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2021	2020
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$212	$262
SoCalGas	407	303
Sempra Texas Utilities	135	105
Sempra Mexico	57	191
Sempra LNG	146	75
Discontinued operations	—	72
All other	(83)	(248)
Total	$874	$760
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E	$555	$402
SoCalGas	459	388
Sempra Mexico	77	170
Sempra LNG	89	47
All other	1	3
Total	$1,181	$1,010

	March 31, 2021	December 31, 2020
ASSETS
SDG&E	$22,474	$22,311
SoCalGas	18,981	18,460
Sempra Texas Utilities	12,656	12,542
Sempra Mexico	11,177	10,752
Sempra LNG	2,786	2,205
All other	933	1,209
Intersegment receivables	(1,186)	(856)
Total	$67,821	$66,623
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities	$12,656	$12,542
Sempra Mexico	888	852
Sempra LNG	513	433
All other	1	1
Total	$14,058	$13,828
(1)    Revenues for reportable segments include intersegment revenues of $2 million, $25 million, $10 million and $113 million for the three months ended March 31, 2021 and $1 million, $18 million, $22 million and $26 million for the three months ended March 31, 2020 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.

NOTE 13. SUBSEQUENT EVENT
Sempra Infrastructure Partners
Sale of NCI
On April 4, 2021, Sempra Energy and its wholly owned subsidiary, Sempra Global, entered into a purchase and contribution agreement (the Purchase Agreement) with KKR Pinnacle Aggregator L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P. (KKR), pursuant to which KKR will acquire for an aggregate purchase price of $3.37 billion (the Purchase Price), subject to the adjustments described below, newly designated Class A Units representing 20% of the equity interests of Sempra Global. We expect to complete the transaction in mid-2021. Prior to the closing of the transaction, we will conduct an internal legal reorganization to consolidate the assets of Sempra LNG and our ownership in IEnova under Sempra Global, which will be renamed Sempra Infrastructure Partners.

We currently own 70.2% of the outstanding ordinary shares of IEnova and have launched a stock-for-stock exchange offer to acquire the shares we do not currently own. Under the terms of the Purchase Agreement, to the extent that we do not acquire all of the outstanding shares of IEnova in the exchange offer prior to closing, the Purchase Agreement provides that the Purchase Price will be adjusted downward at closing in an amount equal to 20% of the number of IEnova ordinary shares that we do not own multiplied by $4.13 per share. If we later acquire additional shares of IEnova after the closing, such additional shares will be acquired by Sempra Infrastructure Partners and KKR will provide 20% of the funding.
We expect that Sempra Infrastructure Partners will have approximately $8.37 billion of direct and indirect net debt at the time of closing. There will be a customary adjustment to the Purchase Price to the extent Sempra Infrastructure Partners’ actual net debt at closing is greater or less than the expected amount. Direct and indirect net debt at Sempra Infrastructure Partners includes consolidated long-term and short-term debt less cash at Sempra LNG and IEnova plus their proportionate ownership share of equity method investees’ long-term and short-term debt less cash.
Pursuant to the Purchase Agreement, the parties made customary representations and warranties and agreed to various customary covenants that apply between the date the Purchase Agreement was executed and the closing. In addition, we have agreed to indemnify Sempra Infrastructure Partners for, among other things, certain losses arising from liabilities of Sempra Infrastructure Partners and its subsidiaries to the extent not primarily relating to the undertaking of the business of Sempra Infrastructure Partners, and we have agreed to indemnify KKR for losses attributable to pre-closing taxes. The consummation of the transaction is subject to receipt of regulatory approval in Mexico by the Comisión Federal de Competencia Económica (Mexico’s Competition Commission) and in the U.S. by the FERC; certain other third-party approvals; the completion of the internal legal reorganization; and other customary closing conditions. If the closing has not occurred on or before October 5, 2021, any party may unilaterally terminate the Purchase Agreement. We will be entitled to receive a reverse termination fee of $134.8 million from KKR if KKR fails to receive its financing proceeds by the closing and the transactions contemplated by the Purchase Agreement are otherwise ready to be consummated. We have agreed to pay certain expenses of KKR incurred in connection with the transaction not to exceed $150 million.
We have also entered into an accommodation and support agreement under which KKR, during the period beginning on the 31st day after the closing through December 31, 2025, may request one or more disbursements from Sempra Energy up to an aggregate amount of $300 million. Any amounts disbursed will be repaid in full no later than the eighth anniversary of the date of closing and will bear compound interest at 5% per annum.
Limited Partnership Agreement
At the closing of the sale of NCI in Sempra Infrastructure Partners, Sempra Energy will enter into a limited partnership agreement with KKR (the LP Agreement), which will govern our respective rights and obligations in respect of our ownership of Sempra Infrastructure Partners. We will maintain control of Sempra Infrastructure Partners as the 80% owner with KKR having certain minority protections commensurate with the size of its investment.
Sempra Infrastructure Partners will initially have two authorized classes of units, designated as “Class A Units” (which are common voting units) and “Sole Risk Interests.” If KKR approves our request that a project not be pursued jointly, or if KKR decides not to participate in any proposed project for which we nevertheless desire to make a positive final investment decision, we will be permitted to proceed with such project either independently through a different investment vehicle or as a “Sole Risk Project” within Sempra Infrastructure Partners and receive Sole Risk Interests in respect thereof. Sole Risk Projects will be separated from other Sempra Infrastructure Partners projects and will be conducted at our sole cost, expense and liability and we will receive, through the acquisition of Sole Risk Interests, all economic and other benefits from any such proposed projects. KKR will not be entitled to any benefits or rights in respect of any Sole Risk Project. Upon the formation of Sempra Infrastructure Partners, the Guaymas-El Oro segment of the Sonora pipeline at IEnova will constitute a Sole Risk Project. After the closing date, KKR will have certain discretionary rights to cause the Guaymas-El Oro segment of the Sonora pipeline to cease to be a Sole Risk Project, until a specified date.
Under the LP Agreement, Sempra Infrastructure Partners’ general partner will initially be managed by a board of managers comprised of members designated by us and by KKR. Matters will generally be decided by majority vote. The managers designated by us and the managers designated by KKR will each, as a group, have voting power equivalent to the ownership percentage of their respective designating member. However, Sempra Infrastructure Partners and its controlled subsidiaries will be prohibited from taking certain actions without the prior written approval of KKR (subject to KKR maintaining certain ownership thresholds in Sempra Infrastructure Partners).
The LP Agreement will contain certain default remedies if we or KKR fails to fund any amounts required to be funded under the LP Agreement.

The LP Agreement will also require that Sempra Infrastructure Partners distribute to us and to KKR at least 85% of distributable cash flow of Sempra Infrastructure Partners and its subsidiaries on a quarterly basis, subject to certain exceptions and reserves. Generally, distributions from Sempra Infrastructure Partners will be made to us and KKR on a pro rata basis in accordance with our and their respective ownership interests in Sempra Infrastructure Partners. However, KKR will be entitled to certain priority distributions in the event of material deviations between certain specified projected cash flows and actual cash flows. Additionally, KKR will be entitled to certain priority distributions in the event a specified project that has a positive final investment decision does not have projected internal rates of return over a specified threshold or in the event we have not made positive final investment decisions by certain dates on LNG projects that are currently in development.
In addition, under the LP Agreement, both parties are granted customary registration rights in the event of an initial public offering of Sempra Infrastructure Partners and are subject to certain customary restrictions on transfers of their interests in Sempra Infrastructure Partners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto in this report, and the Consolidated Financial Statements and the Notes thereto, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A” in the Annual Report.

OVERVIEW
Sempra Energy is a California-based holding company with energy infrastructure investments in North America. Our businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers through regulated public utilities. As we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1. Business” in the Annual Report, our business activities are organized under five separately managed reportable segments.
Our former South American businesses and certain activities associated with those businesses are presented as discontinued operations. Nominal activities that are not classified as discontinued operations have been subsumed into Parent and other. We completed the sales of these businesses in the second quarter of 2020. Our discussions below exclude discontinued operations, unless otherwise noted.
This report includes information for the following separate registrants:
▪Sempra Energy and its consolidated entities;
▪SDG&E; and
▪SoCalGas.
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
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:
•the Condensed Consolidated Financial Statements and related Notes of Sempra Energy and its subsidiaries and VIEs;
•the Condensed Financial Statements and related Notes of SDG&E; and
•the Condensed Financial Statements and related Notes of SoCalGas.

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:
▪Overall results of operations of Sempra Energy Consolidated;
▪Segment results;
▪Significant changes in revenues, costs and earnings; and
▪Impact of foreign currency and inflation rates on our results of operations.

OVERALL RESULTS OF OPERATIONS OF SEMPRA ENERGY CONSOLIDATED
In the three months ended March 31, 2021, we reported earnings of $874 million and diluted EPS of $2.87 compared to earnings of $760 million and diluted EPS of $2.53 for the same period in 2020. The change in diluted EPS in the three months ended March 31, 2021 compared to the same period in 2020 included an increase of $0.05 due to a decrease in weighted-average common shares outstanding. Our earnings and diluted EPS were impacted by variances discussed in “Segment Results” below.

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

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2021	2020
SDG&E	$212	$262
SoCalGas	407	303
Sempra Texas Utilities	135	105
Sempra Mexico	57	191
Sempra LNG	146	75
Parent and other(1)	(83)	(248)
Discontinued operations	—	72
Earnings attributable to common shares	$874	$760
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The decrease in earnings of $50 million (19%) in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to:
▪$26 million lower electric transmission margin, including the following impacts in 2020 from the March 2020 FERC-approved TO5 settlement proceeding:
◦$18 million to conclude a rate base matter, and
◦$9 million favorable impact from the retroactive application of the final T05 settlement for 2019; and
▪$21 million lower CPUC base operating margin, net of operating expenses, primarily due to favorable resolution of regulatory matters in 2020.
SoCalGas
The increase in earnings of $104 million (34%) in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to:
▪$72 million charge in 2020 from impacts associated with the Aliso Canyon natural gas storage facility litigation; and
▪$35 million higher CPUC base operating margin, net of operating expenses.

Sempra Texas Utilities
The increase in earnings of $30 million (29%) in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to higher equity earnings from Oncor Holdings driven by:
▪increased revenues from rate updates to reflect increases in invested capital; and
▪higher consumption due to weather; offset by
▪increased operating costs and expenses attributable to invested capital.
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
The decrease in earnings of $134 million in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to:
▪$226 million unfavorable impact from foreign currency and inflation effects net of foreign currency derivative effects comprised of a $12 million favorable impact in 2021 compared to a $238 million favorable impact in 2020; offset by
▪$34 million earnings attributable to NCI at IEnova in 2021 compared to $144 million earnings in 2020.
Sempra LNG
The increase in earnings of $71 million in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to:
▪$62 million higher equity earnings from Cameron LNG JV primarily due to the three-train liquefaction project achieving commercial operations in August 2020; and
▪$6 million higher earnings from marketing operations, primarily driven by changes in natural gas prices.
Parent and Other
The decrease in losses of $165 million in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to:
▪$100 million equity losses in 2020 from our investment in RBS Sempra Commodities to settle pending tax matters and related legal costs;
▪$2 million net investment gains in 2021 compared to $19 million net investment losses in 2020 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations;
▪$19 million lower net interest expense;
▪$15 million lower operating costs retained at Parent and other; and
▪$15 million lower preferred dividends from $26 million lower dividends due to the mandatory conversion of all series A preferred stock in January 2021, offset by $11 million higher dividends due to the issuance of series C preferred stock in June 2020.
Discontinued Operations
Discontinued operations that were previously in our Sempra South American Utilities segment include our former 100% interest in Chilquinta Energía in Chile, our former 83.6% interest in Luz del Sur in Peru and our former interests in two energy-services companies, Tecnored and Tecsur, which provide electric construction and infrastructure services to Chilquinta Energía and Luz del Sur, respectively, as well as third parties. Discontinued operations also include activities, mainly income taxes related to the South American businesses, that were previously included in the holding company of the South American businesses at Parent and other. As we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report, we completed the sales of our South American businesses in the second quarter of 2020.
The decrease in earnings from our discontinued operations of $72 million in the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to:
▪$70 million lower operational earnings mainly as a result of the sales of our Peruvian and Chilean businesses; and
▪$7 million income tax benefit in 2020 related to changes in outside basis differences from earnings and foreign currency effects.

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
SoCalGas and SDG&E currently operate under a regulatory framework that permits:
▪The cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed through to customers in rates substantially as incurred. However, SoCalGas’ Gas Cost Incentive Mechanism provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.
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
The California Utilities’ revenues are decoupled from, or not tied to, actual sales volumes. SoCalGas recognizes annual authorized revenue for core natural gas customers using seasonal factors established in the Triennial Cost Allocation Proceeding, resulting in a significant portion of SoCalGas’ earnings being recognized in the first and fourth quarters of each year. SDG&E’s authorized revenue recognition is also impacted by seasonal factors, resulting in higher earnings in the third quarter when electric loads are typically higher than in the other three quarters of the year. We discuss this decoupling mechanism and its effects further in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Natural gas revenues:
SoCalGas	$1,508	$1,395
SDG&E	268	219
Sempra Mexico	27	20
Eliminations and adjustments	(26)	(17)
Total	1,777	1,617
Electric revenues:
SDG&E	1,069	1,050
Eliminations and adjustments	(1)	(2)
Total	1,068	1,048
Total utilities revenues	$2,845	$2,665
Cost of natural gas(1):
SoCalGas	$273	$278
SDG&E	82	60
Sempra Mexico	6	3
Eliminations and adjustments	(12)	(4)
Total	$349	$337
Cost of electric fuel and purchased power(1):
SDG&E	$241	$231
Eliminations and adjustments	(9)	(2)
Total	$232	$229
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

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended March 31,
	2021	2020
SoCalGas	$2.60	$2.54
SDG&E	4.44	3.75
In the three months ended March 31, 2021, our natural gas revenues increased by $160 million (10%) to $1.8 billion compared to the same period in 2020 primarily due to:
▪$113 million increase at SoCalGas, which included:
◦$59 million higher CPUC-authorized revenues,
◦$41 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, and
◦$11 million higher revenues from incremental and balanced capital projects; and
▪$49 million increase at SDG&E, which included:
◦$22 million increase in cost of natural gas sold, which we discuss below,
◦$16 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M, and
◦$10 million higher CPUC-authorized revenues.
In the three months ended March 31, 2021, our cost of natural gas increased by $12 million (4%) to $349 million compared to the same period in 2020 primarily due to:

▪$22 million increase at SDG&E due to $13 million higher average natural gas prices and $9 million from higher volumes primarily driven by weather; offset by
▪$5 million decrease at SoCalGas due to $11 million from lower volumes driven by weather, offset by $6 million from higher average natural gas prices.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended March 31, 2021, our electric revenues, substantially all of which are at SDG&E, increased by $20 million (2%) to $1.1 billion compared to the same period in 2020 primarily due to:
▪$54 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$10 million higher CPUC-authorized revenues; and
▪$10 million higher cost of electric fuel and purchased power, which we discuss below; offset by
▪$35 million lower revenues from transmission operations, including the following impacts in 2020 related to the March 2020 FERC-approved TO5 settlement proceeding:
◦$26 million to settle a rate base matter, and
◦$12 million favorable impact from the retroactive application of the final TO5 settlement for 2019; and
▪$22 million lower revenues due to favorable resolution of regulatory matters in 2020.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, increased by $3 million (1%) to $232 million in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an increase in market costs, offset by a decrease in demand from the adoption of rooftop solar.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2021	2020
REVENUES
Sempra Mexico	$340	$289
Sempra LNG	196	123
Parent and other(1)	(122)	(48)
Total revenues	$414	$364
COST OF SALES(2)
Sempra Mexico	$119	$69
Sempra LNG	101	39
Parent and other(1)	(111)	(49)
Total cost of sales	$109	$59
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on the Sempra Energy Condensed Consolidated Statements of Operations.

In the three months ended March 31, 2021, revenues from our energy-related businesses increased by $50 million (14%) to $414 million compared to the same period in 2020 primarily due to:
▪$73 million increase at Sempra LNG primarily due to:
◦$61 million increase in revenues from LNG marketing operations primarily from higher natural gas sales to Sempra Mexico mainly as a result of higher natural gas prices, and from higher diversion revenues due to higher natural gas prices, and
◦$13 million increase from natural gas marketing operations primarily due to changes in natural gas prices; and
▪$51 million increase at Sempra Mexico primarily due to:
◦$59 million from the marketing business primarily due to higher natural gas prices, offset by
◦$13 million lower revenues from TdM mainly due to unrealized losses on commodity derivatives, offset by higher power prices; offset by
▪$74 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.

In the three months ended March 31, 2021, the cost of sales for our energy-related businesses increased by $50 million to $109 million compared to the same period in 2020 primarily due to:
▪$62 million increase at Sempra LNG mainly from natural gas marketing activities due to higher natural gas purchases; and
▪$50 million increase at Sempra Mexico primarily due to higher natural gas prices at the marketing business and TdM; offset by
▪$62 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
Operation and Maintenance
In the three months ended March 31, 2021, O&M increased by $150 million (18%) to $1.0 billion compared to the same period in 2020 primarily due to:
▪$80 million increase at SDG&E primarily due to:
◦$70 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$10 million higher non-refundable operating costs;
▪$60 million increase at SoCalGas primarily due to:
◦$41 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$19 million higher non-refundable operating costs; and
▪$15 million increase at Parent and other primarily from higher deferred compensation expense.
Aliso Canyon Litigation and Regulatory Matters
In March 2020, SoCalGas recorded a charge of $100 million in Aliso Canyon Litigation and Regulatory Matters related to settlement discussions in connection with civil litigation associated with the Leak, which we describe in Note 11 of the Notes to Condensed Consolidated Financial Statements.
Other Income (Expense), Net
As part of our central risk management function, we may enter into foreign currency derivatives to hedge Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova. The gains/losses associated with these derivatives are included in Other Income (Expense), Net, as described below, and partially mitigate the transactional effects of foreign currency and inflation included in Income Tax Expense for Sempra Mexico’s consolidated entities and in Equity Earnings for Sempra Mexico’s equity method investments. We also utilized foreign currency derivatives in 2020 to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our operations in Peru and Chile, respectively. We discuss policies governing our risk management in “Part II – Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report.
Other income, net, in the three months ended March 31, 2021 was $35 million compared to other expense, net, of $254 million in the same period in 2020. The change was primarily due to:
▪$227 million lower net losses from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily due to:
◦$126 million lower foreign currency losses on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, and
◦$101 million lower losses on foreign currency derivatives as a result of fluctuation of the Mexican peso, offset by
◦$11 million net gains in 2020 of foreign currency derivatives used to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our businesses in Peru and Chile; and
▪$9 million investment gains in 2021 compared to $37 million investment losses in 2020 on dedicated assets in support of our executive retirement and deferred compensation plans.

Income Taxes
The table below shows the income tax expense (benefit) and ETRs for Sempra Energy Consolidated, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2021	2020
Sempra Energy Consolidated:
Income tax expense (benefit) from continuing operations	$158	$(207)

Income from continuing operations before income taxes and equity earnings	$768	$397
Equity earnings (losses), before income tax(1)	135	(43)
Pretax income	$903	$354

Effective income tax rate	18%	(58)%
SDG&E:
Income tax expense	$45	$58
Income before income taxes	$257	$320
Effective income tax rate	18%	18%
SoCalGas:
Income tax expense	$94	$52
Income before income taxes	$501	$355
Effective income tax rate	19%	15%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Energy Consolidated
Sempra Energy’s income tax expense in the three months ended March 31, 2021 compared to an income tax benefit in the same period in 2020 was due to higher pretax income and the following items:
▪$42 million income tax benefit in 2021 compared to $337 million income tax benefit in 2020 from foreign currency and inflation effects and associated derivatives; and
▪$11 million lower income tax benefit in 2021 related to share-based compensation.
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
SDG&E
SDG&E’s income tax expense decreased in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to lower pretax income.
SoCalGas
SoCalGas’ income tax expense increased in the three months ended March 31, 2021 compared to the same period in 2020 primarily due to higher pretax income.
Equity Earnings
In the three months ended March 31, 2021, equity earnings increased by $55 million (21%) to $318 million compared to the same period in 2020 primarily due to:
▪$100 million equity losses at RBS Sempra Commodities in 2020, which represents an estimate of our obligations to settle pending tax matters and related legal costs at our equity method investment;
▪$77 million higher equity earnings at Cameron LNG JV primarily due to the three-train liquefaction project achieving commercial operations in August 2020; and
▪$30 million higher equity earnings at Oncor Holdings primarily due to higher revenues from rate updates and higher consumption due to weather, offset by increased operating costs and expenses attributable to invested capital; offset by
▪$153 million lower equity earnings at Sempra Mexico, which included:

◦$131 million lower equity earnings at IMG JV, primarily due to foreign currency effects, including $126 million lower foreign currency gains in 2021 on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income (Expense), Net, and
◦$18 million lower equity earnings at TAG JV primarily due to income tax benefits in 2020.
Earnings Attributable to Noncontrolling Interests
In the three months ended March 31, 2021, earnings attributable to NCI decreased by $118 million to $33 million compared to the same period in 2020 primarily due to a decrease in earnings attributable to NCI at Sempra Mexico mainly from foreign currency and inflation effects as a result of fluctuation of the Mexico peso.

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
Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra Energy’s comparative results of operations. In the three months ended March 31, 2021, the change in our earnings as a result of foreign currency translation rates was not material compared to the same period in 2020.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS AND ASSOCIATED DERIVATIVES
(Dollars in millions)
	Total reported amounts		Transactional (losses) gains included in reported amounts
	Three months ended March 31,
	2021	2020	2021	2020
Other income (expense), net	$35	$(254)	$(49)	$(276)
Income tax (expense) benefit	(158)	207	42	337
Equity earnings	318	263	19	181
Income from continuing operations, net of income tax	928	867	12	242
Income from discontinued operations, net of income tax	—	80	—	16
Earnings attributable to noncontrolling interests	(33)	(151)	(9)	(108)
Earnings attributable to common shares	874	760	3	150

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra Energy Consolidated
Impact of the COVID-19 Pandemic
Our businesses that invest in, develop and operate energy infrastructure and provide electric and gas services to customers have been identified as critical or essential services in the U.S. and Mexico and have continued to operate throughout the COVID-19 pandemic. As our businesses continue to operate, our priority is the safety of our employees, customers, partners and the communities we serve. We and other companies, including our partners, are taking steps to try to protect the health and well-being of our employees and other stakeholders. We continue to work closely with local, state and federal authorities in an effort to provide essential services with minimum interruption to customers and in accordance with applicable social distancing and other orders.
For a further discussion of risks and uncertainties related to the COVID-19 pandemic, see “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report.
Sempra Infrastructure Partners
In April 2021, we entered into an agreement to sell a 20% equity interest in Sempra Infrastructure Partners, which generally represents the combined businesses of Sempra LNG and IEnova, for cash proceeds of $3.37 billion, subject to adjustments. We expect to complete this transaction in mid-2021. We intend to use the expected proceeds from the sale to fund capital investments to support additional growth opportunities and strengthen our balance sheet by reducing debt.
The completion of the sale of NCI in Sempra Infrastructure Partners will reduce our ownership interest in Sempra Infrastructure Partners and require us to share control over certain business decisions with our minority partner, which introduces a number of risks similar to those associated with sharing business control. Moreover, any decrease in our ownership of Sempra Infrastructure Partners would also decrease our share of the cash flows, profits and other benefits these businesses currently or may in the future produce, which could materially adversely affect our results of operations, cash flows, financial condition and/or prospects.
Our ability to complete this transaction is subject to a number of risks, including, among others, the ability to obtain governmental, regulatory and third-party approvals and satisfy other customary closing conditions. If we are not able to obtain these approvals and satisfy all other closing conditions in a timely manner or on satisfactory terms, then the proposed transaction may be abandoned and/or our prospects could be materially adversely affected. This transaction is subject to a number of risks and uncertainties that we discuss further in “Part I – Item 1A. Risk Factors” in the Annual Report.
Liquidity
We expect to meet our cash requirements through cash flows from operations, unrestricted cash and cash equivalents, borrowings under our credit facilities, distributions from our equity method investments, issuances of debt, project financing and partnering with NCI investors. We believe that these cash flow sources, combined with available funds, will be adequate to fund our current operations, including to:
▪finance capital expenditures
▪meet liquidity requirements
▪fund dividends
▪fund new business or asset acquisitions or start-ups
▪fund capital contribution requirements
▪repay long-term debt
▪fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
Sempra Energy and the California Utilities currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at reasonable rates from commercial banks, under existing revolving credit facilities or through public offerings registered with the SEC. However, our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions and disruptions to the money markets and capital markets, due to the COVID-19 pandemic or otherwise, worsen. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
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
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Sempra Energy, Sempra Global, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024. In addition, Sempra Mexico has committed lines of credit that expire in 2021 and 2024 and uncommitted revolving credit facilities that expire in 2023. The table below shows the amount of available funds at March 31, 2021, including available unused credit on these primary U.S. and foreign lines of credit.

AVAILABLE FUNDS AT MARCH 31, 2021
(Dollars in millions)
	Sempra Energy Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$725	$9	$203
Available unused credit(2)(3)	6,768	1,370	750
(1)    Amounts at Sempra Energy Consolidated include $285 million held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
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

In anticipation of the closing of the sale of NCI in Sempra Infrastructure Partners, we anticipate that the Sempra Global credit agreement will be assigned to Sempra Energy and we are also planning to replace Sempra Global’s commercial paper program with financing arrangements at Sempra Energy. Sempra Infrastructure Partners also may enter into its own revolving credit facility, although such a credit facility and its timing remain uncertain.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our California Utilities use short-term debt primarily to meet working capital needs. Revolving lines of credit and commercial paper were our primary sources of short-term debt funding in the first three months of 2021.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Long-Term Debt Activities
Issuances of and payments on long-term debt in the first three months of 2021 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra LNG variable rate notes	$102	2025

Payments:	Payments	Maturity
Sempra Energy variable rate notes	$850	2021
SDG&E 1.914% amortizing first mortgage bonds	18	2021
SDG&E variable rate 364-day term loan	200	2021
Sempra Mexico variable rate notes	11	2021
Sempra Mexico variable and fixed rate bank loans	5	2021
We discuss our long-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra Energy, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels in the first three months of 2021.

CREDIT RATINGS AT MARCH 31, 2021

	Sempra Energy	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a negative outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook
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
Sempra Energy has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at March 31, 2021.
Loans with Affiliates
At March 31, 2021, Sempra Energy had $676 million in loans due from unconsolidated affiliates and $299 million in loans due to unconsolidated affiliates.
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
COVID-19 Pandemic Protections
The California Utilities are continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. Some customers have experienced and continue to experience a diminished ability to pay their electric or gas bills, leading to slower payments and higher levels of nonpayment than has been the case historically. These impacts could become significant and could require modifications to our financing plans.
The CPUC has required that all energy companies under its jurisdiction, including the California Utilities, take action to implement several emergency customer protection measures to support California customers affected by the COVID-19 pandemic. The California Utilities have implemented certain measures to assist customers in response to these requirements, including suspending service disconnections due to nonpayment for residential, small business and medium-large commercial and industrial customers (which represent the entire customer population except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans to customers experiencing difficulty paying their electric or gas bills. The customer protection measures are in place through June 2021 and the CPUC may extend them further.
The CPUC authorized each of the California Utilities to track and request recovery of incremental costs associated with complying with customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from these customers’ failure to pay. Although we are tracking these costs in various regulatory mechanisms, recovery is not assured. The continuation of these circumstances could result in a further reduction in payments received from the California Utilities’ customers and a further increase in uncollectible accounts, which could become material, and any inability or delay in recovering all or a substantial portion of these costs could have a material adverse effect on the cash flows, financial condition and results of operations of Sempra Energy, SDG&E and SoCalGas. We discuss regulatory mechanisms in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Disconnection OIR
In June 2020, the CPUC issued a decision addressing service disconnections that, among other things, allows each of the California Utilities to establish a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills. This decision also directs the California Utilities to establish an AMP that provides successfully participating, income-qualified residential customers with relief from outstanding utility bill amounts and became effective in February 2021. The California Utilities have recorded increases in their allowances for uncollectible accounts primarily related to expected forgiveness of outstanding bill amounts for customers eligible under the AMP. The AMP could result in a further reduction in payments received from the California Utilities’ customers and a further increase to uncollectible accounts, which could become material, and any inability to recover these costs could have a material adverse effect on the cash flows, financial condition and results of operations of Sempra Energy, SDG&E and SoCalGas.
CCM
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base and addresses the CCM. The CCM, if triggered in 2021, would be effective January 1, 2022, and would automatically update the California Utilities’ authorized cost of debt based on actual costs and update the California Utilities’ authorized ROE. A trigger of the CCM that requires a downward adjustment beginning January 1, 2022 could materially adversely affect the results of operations and cash flows of Sempra Energy and, depending on the CCM that is triggered, SDG&E and SoCalGas. We discuss the CCM further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totals $385 million at March 31, 2021. We describe the Wildfire Legislation and related accounting treatment in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. As a result, if any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra Energy’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could cause a material adverse effect on SDG&E’s and Sempra Energy’s cash flows, results of operations and financial condition.
Franchise Agreement
In December 2020, the City of San Diego and SDG&E agreed to extend the natural gas and electric franchises to June 1, 2021. The extension is intended to provide newly elected officials time to seek public input and additional information. In March 2021, the City announced a new competitive bid process, and in April 2021, SDG&E participated in the bid process. SDG&E and the City are in negotiations to reach an agreement on which the City Council will vote.
SoCalGas
SoCalGas’ future performance and liquidity will be impacted by the resolution of legal, regulatory and other matters concerning the Leak, which we discuss below and in Note 11 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1A. Risk Factors” in the Annual Report.

Aliso Canyon Natural Gas Storage Facility Gas Leak
From October 23, 2015 through February 11, 2016, SoCalGas experienced a natural gas leak from one of the injection-and-withdrawal wells, SS25, at its Aliso Canyon natural gas storage facility located in Los Angeles County. In February 2016, CalGEM confirmed that the well was permanently sealed.
Cost Estimates, Accounting Impact and Insurance. At March 31, 2021, SoCalGas estimates certain costs related to the Leak are $1,627 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $437 million is accrued as Reserve for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets.
Except for the amounts paid or estimated to settle certain actions, the cost estimate does not include litigation, regulatory proceedings or regulatory costs to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, civil or administrative fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra Energy associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of March 31, 2021, we recorded the expected recovery of the cost estimate related to the Leak of $414 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra Energy’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $865 million of insurance proceeds we received through March 31, 2021. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra Energy’s cash flows, financial condition and results of operations.
Natural Gas Storage Operations and Reliability. Natural gas withdrawn from storage is important for service reliability during peak demand periods, including peak electric generation needs in the summer and consumer heating needs in the winter. The Aliso Canyon natural gas storage facility is the largest SoCalGas storage facility and an important element of SoCalGas’ delivery system. As a result of the Leak, the CPUC has issued a series of directives to SoCalGas specifying the range of working gas to be maintained in the Aliso Canyon natural gas storage facility as well as protocols for the withdrawal of gas, to support safe and reliable natural gas service. In February 2017, the CPUC opened a proceeding pursuant to the SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, including considering alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At March 31, 2021, the Aliso Canyon natural gas storage facility had a net book value of $840 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra Energy’s results of operations, financial condition and cash flows.
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
Winter Weather Event
In February 2021, ERCOT required transmission companies, including Oncor, to significantly reduce demand on the grid due to insufficient electricity generation caused by extreme winter weather, resulting in power outages throughout ERCOT. As a result of the winter weather event, in February and March of 2021, the PUCT issued a moratorium on customer disconnections due to nonpayment and a waiver of certain late payment fees, and it or other governmental authorities or third parties, including Oncor’s customers, have taken or could take other measures to address financial challenges experienced as a result of the event, which could adversely impact Oncor’s collections and cash flows and, in turn, could adversely impact Sempra Energy. Legislation has been proposed in Texas that would impact the ERCOT market, and various regulatory and governmental entities have commenced investigations or indicated an intent to investigate the operation of the ERCOT grid during this extreme winter weather event. Any significant changes relating to the ERCOT market that impact transmission and distribution utilities as a result of such proceedings or otherwise could materially adversely impact Oncor. If Oncor does not successfully respond to these changes and any other legislative, regulatory, or market or industry developments applicable to it, Oncor could suffer a deterioration in its results of operations, financial condition, cash flows and/or prospects, which could materially adversely affect Sempra Energy’s results of operations, financial condition, cash flows and/or prospects.
Sempra Mexico
Construction Projects
Sempra Mexico began commercial operations of its new marine terminal for the receipt, storage and delivery of refined fuel products in the new port of Veracruz on March 19, 2021. The terminal has a storage capacity of more than two million barrels and its customer is Valero Energy Corporation. Sempra Mexico also completed construction and began commercial operations of a new solar facility (Border Solar) in Juárez, Chihuahua on March 25, 2021.
Sempra Mexico is currently constructing additional terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Mexico City, Puebla and Topolobampo. Sempra Mexico is also developing terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Manzanillo, Guadalajara and Ensenada. We expect to fund these capital expenditures, investments and operations at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from project financing, sales of securities, interim funding from the parent or affiliates, and partnering in JVs. We expect the projects under construction to commence commercial operations on various dates in 2021. However, expected commencement dates could be delayed by worsening or extended disruptions of project construction or development caused by the COVID-19 pandemic or other factors outside our control. Sempra Mexico is continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Legal and Regulatory Matters
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, the Guaymas-El Oro segment of the Sonora pipeline has been inoperable since August 2017. Under an agreement between IEnova and the CFE, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by September 14, 2021 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. If IEnova is unable to make such repairs (which have not commenced) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, we may record an impairment of the carrying value of our investment that could have a material adverse impact on Sempra Energy’s results of operations. At March 31, 2021, the Guaymas-El Oro segment of the Sonora pipeline had a net book value of $442 million.
In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn (and expects to continue to draw) on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and although Gazprom has joined the proceeding,

Gazprom has since replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement and as a consequence IEnova is not currently drawing on its letter of credit. IEnova intends to avail itself of its available claims, defenses, rights and remedies in the arbitration proceeding, including seeking dismissal of the customers’ claims. In addition to the arbitration proceeding, Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions. In October 2020, Shell Mexico’s request to stay the CRE’s approval was denied and, subsequently, Shell Mexico filed an appeal of that decision.
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, certain Mexican governmental agencies have issued orders and regulations that would reduce or limit the renewable energy sector’s participation in the country’s energy market. Those orders would, among other things, create barriers for renewable energy facilities to enter the wholesale electricity market, threaten the prospects for private-party renewable energy generation in the country, limit the ability to dispatch renewable energy and to receive or maintain operation permits, and increase costs of electricity for legacy renewables and cogeneration energy contract holders. Most of these newly enacted regulations and policies have been temporarily suspended through litigation and judicial rulings obtained by businesses operating in the power sector, including by IEnova. IEnova cannot predict whether it will ultimately be successful in the ongoing litigation, or whether there will be new regulations or policies or further amendments to existing regulations with a similar intent or impact, which could have a material adverse impact on our results of operations and cash flows, our ability to recover the carrying values of our renewable energy investments in Mexico, and our prospects for developing new renewable energy projects in the country.
Acquisition of ESJ
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, on March 19, 2021, IEnova increased its ownership interest in ESJ from 50% to 100% by acquiring Saavi Energía’s 50% equity interest in ESJ for a purchase price of approximately $65 million (net of $14 million of acquired cash and cash equivalents) plus the assumption of $277 million in debt (including $94 million owed from ESJ to IEnova that eliminates upon consolidation). ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E under a long-term PPA. ESJ is constructing a second wind power generation facility with a nameplate capacity of 108 MW that we expect will be completed in late 2021 or in the first quarter of 2022.
Exchange Offer
In April 2021, we launched an offer to acquire up to 100% of the publicly held shares of IEnova in exchange for shares of our common stock at an exchange ratio of 0.0323 shares of our common stock for each one IEnova ordinary share. We expect to complete this transaction in the second quarter of 2021, subject to customary closing conditions. This proposed transaction is subject to a number of risks that we discuss in “Part I – Item 1A. Risk Factors” in the Annual Report.
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
Cameron LNG JV Liquefaction Expansion Project (Phase 2)
Cameron LNG JV has received the major permits and FTA and non-FTA approvals necessary to expand the current configuration of the Cameron LNG JV liquefaction project beyond Phase 1. The permits for the Phase 2 project include up to two additional liquefaction trains and up to two additional full containment LNG storage tanks.
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
The development of the potential Cameron LNG JV Phase 2 expansion project is subject to numerous other risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
ECA LNG Liquefaction Export Projects
Sempra LNG and IEnova are developing two natural gas liquefaction export projects at IEnova’s existing ECA Regas Facility. The liquefaction export projects, which are planned for development in two phases (a mid-scale project by ECA LNG Phase 1 that is under construction and a proposed large-scale project by ECA LNG Phase 2), are being developed to provide buyers with direct access to North American west coast LNG supplies. We do not expect the construction of the ECA LNG Phase 1 project to disrupt operations at the ECA Regas Facility. However, construction of the ECA LNG Phase 2 project would conflict with the current operations at the ECA Regas Facility, which currently has long-term regasification contracts for 100% of the regasification facility’s capacity through 2028, making the decisions on whether and how to pursue the ECA LNG Phase 2 project dependent in part on whether the investment in a large-scale liquefaction facility would, over the long term, be more beneficial financially than continuing to supply regasification services under our existing contracts. We have planned measures to limit disruption of operations at the ECA Regas Facility with the construction of the ECA LNG Phase 1 project.
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
In February 2020, we entered into an EPC contract with Technip Energies for the engineering, procurement and construction of the ECA LNG Phase 1 project. Since reaching a positive final investment decision with respect to the project in November 2020, we released Technip Energies to commence work to construct the ECA LNG Phase 1 project. The total price of the EPC contract is estimated at approximately $1.5 billion. We estimate that capital expenditures will approximate $2.0 billion, including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ, perhaps substantially, from our estimates.
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement for an aggregate principal amount of up to $1.6 billion, of which $119 million was outstanding at March 31, 2021. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 7 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
The construction of the ECA LNG Phase 1 project and the development of the potential ECA LNG Phase 2 project are subject to numerous risks and uncertainties. For Phase 1, these include maintaining permits and regulatory approvals; construction delays; securing and maintaining commercial arrangements, such as gas supply and transportation agreements; and other factors associated with the project and its construction. For Phase 2, these include obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges, or an extended dispute with existing customers at the ECA

Regas Facility, could materially adversely affect the development of these projects and Sempra Energy’s financial condition, results of operations, cash flows and prospects, including the impairment of all or a substantial portion of the capital costs invested in the projects to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
In February 2020, we entered into an EPC contract with Bechtel for the proposed Port Arthur LNG liquefaction project. The EPC contract contemplates the construction of two liquefaction trains with a nameplate capacity of approximately 13.5 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. We have the option to fully release Bechtel to perform all of the work to construct the Port Arthur LNG liquefaction export project only after we reach a positive final investment decision with respect to the project and after certain other conditions are met, including obtaining project financing. In December 2020, we amended and restated the EPC contract to reflect an estimated price of approximately $8.7 billion, depending on the timing of a full notice to proceed, which, if not issued by July 15, 2021, will require renegotiation of the EPC contract. Any changes to the EPC contract will require the agreement of both parties, which cannot be assured.
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
We continue to progress development of the proposed Port Arthur LNG liquefaction export project. Given the impact of the COVID-19 pandemic on the global economy and remaining uncertainties in the energy markets, we are working with our partners and customers to evaluate the timing of a final investment decision. At this time, we do not expect to make a final investment decision in 2021.
Development of the Port Arthur LNG liquefaction export project is subject to a number of risks and uncertainties, including obtaining additional customer commitments; completing the required commercial agreements, such as equity acquisitions and governance agreements, LNG sales agreements and gas supply and transportation agreements; completing construction contracts; securing all necessary permits and approvals; obtaining financing and incentives; reaching a positive final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra Energy’s financial condition, results of operations and prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2021	$1,502	$396	$799
2020	1,318	498	757
Change	$184	$(102)	$42

Higher net income, adjusted for noncash items included in earnings	$332	$8	$121
Net decrease in Insurance Receivable for Aliso Canyon primarily due to $192 lower accruals and $12 higher insurance proceeds received	203		203
Change in accounts payable	135	(15)	74
Distribution of earnings from Cameron LNG JV in 2021	131
Change in income taxes receivable/payable, net	64	(41)	60
Net decrease in Reserve for Aliso Canyon Costs primarily due to $292 lower accruals and $3 lower payments	(290)		(290)
Change in net margin posted at Sempra LNG’s marketing operations	(155)
Increase in accounts receivable	(56)		(89)
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	(43)	(62)	19
Decrease in customer deposits	(32)	(13)	(30)
Increase in greenhouse gas allowance purchases	(30)		(32)
Other	(7)	21	6
Cash provided by discontinued operations in 2020	(68)
	$184	$(102)	$42

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2021	$(1,301)	$(555)	$(459)
2020	(1,181)	(402)	(388)
Change	$(120)	$(153)	$(71)

Increase in capital expenditures	$(171)	$(153)	$(71)
Acquisition of 50% interest in ESJ in March 2021 for $79, net of $14 of cash and cash equivalents acquired	(65)
Lower advances to unconsolidated affiliates	22
Lower contributions to Oncor Holdings	20
Other	9
Cash used in discontinued operations in 2020	65
	$(120)	$(153)	$(71)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Three months ended March 31,	Sempra Energy Consolidated	SDG&E	SoCalGas
2021	$(407)	$(94)	$(141)
2020	2,114	97	10
Change	$(2,521)	$(191)	$(151)

(Decrease) increase in short-term debt, net	$(1,195)	$210	$517
Lower issuances of long-term debt	(947)	(400)	(649)
Lower issuances of short-term debt with maturities greater than 90 days	(570)
Higher payments on long-term debt and finance leases	(53)	(201)
Lower advances from unconsolidated affiliates	(44)
(Higher) lower common dividends paid	(32)	200	(25)
Lower payments for commercial paper and other short-term debt with maturities greater than 90 days	393
Other	38		6
Cash provided by discontinued operations in 2020	(111)
	(2,521)	(191)	(151)
Capital Expenditures, Investments and Acquisitions

EXPENDITURES FOR PP&E, INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Three months ended March 31,
	2021	2020
SDG&E	$555	$402
SoCalGas	459	388
Sempra Texas Utilities	50	86
Sempra Mexico	142	170
Sempra LNG	89	47
Parent and other	1	3
Total	$1,296	$1,096
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors” in the Annual Report. In 2021, we expect to make capital expenditures and investments of approximately $5.8 billion, as we discuss in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report.
COMMITMENTS
We discuss significant changes to contractual commitments in the first three months of 2021, none of which were outside the ordinary course of our business, in Notes 7 and 11 of the Notes to Condensed Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
In March 2021, Cameron LNG JV reached financial completion of the three-train liquefaction project and Sempra Energy’s guarantees for a maximum aggregate amount of $4.0 billion were terminated.
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

Our investments in Oncor Holdings and Cameron LNG JV and our Support Agreement for the benefit of CFIN are variable interests. Sempra Energy’s other businesses may also enter into arrangements that could include variable interests. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.

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
COMMODITY PRICE RISK
In the first three months of 2021, there were no significant changes in our exposure to commodity price risk.
INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	March 31, 2021			December 31, 2020
	Sempra Energy Consolidated	SDG&E	SoCalGas	Sempra Energy Consolidated	SDG&E	SoCalGas
Short-term:
California Utilities	$130	$130	$—	$113	$—	$113
Other	1,687	—	—	772	—	—
Long-term:
California Utilities fixed-rate	$10,495	$6,036	$4,459	$10,512	$6,053	$4,459
California Utilities variable-rate	300	—	300	500	200	300
Other fixed-rate	10,498	—	—	11,204	—	—
Other variable-rate	170	—	—	51	—	—
(1)    After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at March 31, 2021 increased or decreased by 10%, the change in earnings over the 12-month period ending March 31, 2022 would be approximately $1 million.

If interest rates increased or decreased by 10% on all variable-rate long-term debt at March 31, 2021, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending March 31, 2022 would be negligible.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At March 31, 2021, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Sempra Energy, SDG&E and SoCalGas maintain disclosure controls and procedures designed to ensure that information required to be disclosed in their respective reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the management of each company, including each respective principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.
INTERNAL CONTROL OVER FINANCIAL REPORTING
In January 2021, IEnova implemented a new enterprise resource planning system (ERP system) to replace its legacy system. The implementation increases user access security and automation of internal controls in certain of IEnova’s business processes, including accounting, back office and financial reporting, which we consider to be material to Sempra Energy. Management has taken steps to help ensure that controls were appropriately designed and implemented in connection with the integration of and transition to the new ERP system. IEnova continues to review and enhance the design and related documentation of its internal control over financial reporting in connection with its implementation of the new ERP system in order to maintain an effective control framework.
Other than IEnova’s implementation of a new ERP system, there have been no changes in Sempra Energy’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.
In April 2021, SDG&E implemented a new customer information system to replace its legacy system. The system has been designed and implemented to provide customers an enhanced digital experience and enhance the overall system of internal control over financial reporting through further automation and integration of business processes, including revenue. In connection with the implementation, SDG&E has been performing pre-implementation planning, design and testing of internal controls that will become effective in the second quarter of 2021. SDG&E will continue to conduct post-implementation monitoring and process modifications in order to maintain an effective control framework.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters (1) described in Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements in this report and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report.

ITEM 1A. RISK FACTORS
When evaluating our company and its subsidiaries and any investment in our or their securities, you should consider carefully the risk factors and all other information contained in this report, including the factors discussed above in “Part I – Item 2. MD&A” and in the other documents we file with the SEC (including those filed subsequent to this report), including the factors disclosed in “Part I – Item 1A. Risk Factors” in the Annual Report. There have been no material changes from the risk factors as previously disclosed in the Annual Report. Any of the risks and other information discussed in this report or any of the risk factors disclosed in “Part I – Item 1A. Risk Factors” in the Annual Report, as well as additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, could materially adversely affect our businesses, cash flows, results of operations, financial condition, prospects and/or the trading prices of our securities or those of our subsidiaries.

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

10.1	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 Nonqualified Stock Option Award Agreement.		10-K	10.6	02/25/21

10.2	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 Performance-Based Restricted Stock Unit Award - EPS Growth Performance Measure.		10-K	10.7	02/25/21

10.3	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 Performance-Based Restricted Stock Unit Award - Relative to Shareholder Return Performance Measure - S&P 500 Index.		10-K	10.8	02/25/21

10.4	Form of Sempra Energy 2019 Long-Term Incentive Plan 2021 Performance-Based Restricted Stock Unit Award - Relative to Shareholder Return Performance Measure - S&P 500 Utilities Index.		10-K	10.9	02/25/21

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

San Diego Gas & Electric Company
31.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

Southern California Gas Company
31.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

31.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	X

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Certification of Sempra Energy’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.2	Certification of Sempra Energy’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

San Diego Gas & Electric Company
32.3	Certification of San Diego Gas & Electric Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.4	Certification of San Diego Gas & Electric Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

Southern California Gas Company
32.5	Certification of Southern California Gas Company’s Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350.	X

32.6	Certification of Southern California Gas Company’s Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350.	X

EXHIBIT INDEX (CONTINUED)
Exhibit Number	Exhibit Description	Filed or Furnished Herewith

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

EXHIBIT 104 -- COVER PAGE INTERACTIVE DATA FILE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Sempra Energy:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SEMPRA ENERGY, (Registrant)

Date: May 5, 2021	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 5, 2021	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 5, 2021	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Vice President, Controller, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)