Form 10-Q
period 2021-06-30
SEMPRA ENERGY; SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO
filed 2021-08-05
CIK 1032208, 86521, 92108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended		June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from		to

Commission File No.	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Office and Telephone Number	State of Incorporation	I.R.S. Employer Identification No.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
488 8th Avenue
San Diego, California 92101
(619) 696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619) 696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

Sempra Energy	Yes	☐	No	☐
San Diego Gas & Electric Company	Yes	☐	No	☐
Southern California Gas Company	Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy	Yes	☐	No	☒
San Diego Gas & Electric Company	Yes	☐	No	☒
Southern California Gas Company	Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on August 2, 2021:

Sempra Energy	319,328,331 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

This combined Form 10-Q is separately filed by Sempra Energy doing business as Sempra, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any one of these individual reporting entities is filed by such entity on its own behalf. Each reporting entity makes statements herein only as to itself and its consolidated entities and makes no statement whatsoever as to any other reporting entity.
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

The following terms and abbreviations appearing in this report have the meanings indicated below.

GLOSSARY

2019 GRC FD	final decision in the California Utilities’ 2019 General Rate Case
AB	California Assembly Bill
AFUDC	allowance for funds used during construction
AMP	Arrearage Management Payment Plan
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020
AOCI	accumulated other comprehensive income (loss)
ARO	asset retirement obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bechtel	Bechtel Oil, Gas and Chemicals, Inc.
Blade	Blade Energy Partners
bps	basis points
CalGEM	California Geologic Energy Management Division
California Utilities	San Diego Gas & Electric Company and Southern California Gas Company, collectively
Cameron LNG JV	Cameron LNG Holdings, LLC
CCM	cost of capital adjustment mechanism
CENACE	Centro Nacional de Control de Energía (Mexico’s National Energy Control Center)
CFE	Comisión Federal de Electricidad (Mexico’s Federal Electricity Commission)
CFIN	Cameron LNG FINCO, LLC, a wholly owned and unconsolidated affiliate of Cameron LNG JV
Chilquinta Energía	Chilquinta Energía S.A. and its subsidiaries
COVID-19	coronavirus disease 2019
CPUC	California Public Utilities Commission
CRE	Comisión Reguladora de Energía (Mexico’s Energy Regulatory Commission)
CRR	congestion revenue right
DOE	U.S. Department of Energy
ECA LNG	ECA LNG Phase 1 and ECA LNG Phase 2
ECA LNG Phase 1	ECA LNG Holdings B.V.
ECA LNG Phase 2	ECA LNG II Holdings B.V.
ECA Regas Facility	Energía Costa Azul, S. de R.L. de C.V. LNG regasification
Ecogas	Ecogas México, S. de R.L. de C.V.
Edison	Southern California Edison Company, a subsidiary of Edison International
EFH	Energy Future Holdings Corp. (renamed Sempra Texas Holdings Corp.)
Eletrans	Eletrans S.A., Eletrans II S.A. and Eletrans III S.A., collectively
EPC	engineering, procurement and construction
EPS	earnings per common share
ERCOT	Electric Reliability Council of Texas, Inc., the independent system operator and the regional coordinator of various electricity systems within Texas
ESJ	Energía Sierra Juárez, S. de R.L. de C.V.
ETR	effective income tax rate
FERC	U.S. Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FTA	Free Trade Agreement
Gazprom	Gazprom Marketing & Trading México S. de R.L. de C.V.
GRC	General Rate Case
HMRC	Her Majesty’s Revenue and Customs (United Kingdom’s Revenue and Customs Department)
IEnova	Infraestructura Energética Nova, S.A.B. de C.V.
IMG JV	Infraestructura Marina del Golfo
IOU	investor-owned utility
ISO	Independent System Operator
JV	joint venture
LA Superior Court	Los Angeles County Superior Court

GLOSSARY (CONTINUED)

Leak	the leak at the SoCalGas Aliso Canyon natural gas storage facility injection-and-withdrawal well, SS25, discovered by SoCalGas on October 23, 2015
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas
LPG	liquid petroleum gas
Luz del Sur	Luz del Sur S.A.A. and its subsidiaries
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mexican Stock Exchange	Bolsa Mexicana de Valores, S.A.B. de C.V., or BMV
MMBtu	million British thermal units (of natural gas)
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
Mtpa	million tonnes per annum
MW	megawatt
MWh	megawatt hour
NCI	noncontrolling interest(s)
NDT	nuclear decommissioning trusts
NEIL	Nuclear Electric Insurance Limited
O&M	operation and maintenance expense
OCI	other comprehensive income (loss)
OII	Order Instituting Investigation
OIR	Order Instituting a Rulemaking
Oncor	Oncor Electric Delivery Company LLC
Oncor Holdings	Oncor Electric Delivery Holdings Company LLC
OSC	Order to Show Cause
PP&E	property, plant and equipment
PPA	power purchase agreement
PUCT	Public Utility Commission of Texas
RBS	The Royal Bank of Scotland plc
RBS SEE	RBS Sempra Energy Europe
RBS Sempra Commodities	RBS Sempra Commodities LLP
ROE	return on equity
ROU	right-of-use
RSU	restricted stock unit
S&P	S&P Global Ratings
Saavi Energía	Saavi Energía S. de R.L. de C.V.
SB	California Senate Bill
SDG&E	San Diego Gas & Electric Company
SDSRA	Senior Debt Service Reserve Account
SEC	U.S. Securities and Exchange Commission
SEDATU	Secretaría de Desarrollo Agrario, Territorial y Urbano (Mexico’s agency in charge of agriculture, land and urban development)
Sempra	Sempra Energy doing business as Sempra, together with its consolidated entities unless otherwise stated or indicated by the context
Sempra Global	holding company for most of Sempra’s subsidiaries not subject to California or Texas utility regulation
SENER	Secretaría de Energía de México (Mexico’s Ministry of Energy)
series A preferred stock	Sempra’s 6% mandatory convertible preferred stock, series A
series B preferred stock	Sempra’s 6.75% mandatory convertible preferred stock, series B
series C preferred stock	Sempra’s 4.875% fixed-rate reset cumulative redeemable perpetual preferred stock, series C
Sharyland Holdings	Sharyland Holdings, L.P.
Sharyland Utilities	Sharyland Utilities, L.L.C.
Shell Mexico	Shell México Gas Natural, S. de R.L. de C.V.
SoCalGas	Southern California Gas Company
SONGS	San Onofre Nuclear Generating Station

GLOSSARY (CONTINUED)

Support Agreement	support agreement, dated July 28, 2020 and amended on June 29, 2021, among Sempra and Sumitomo Mitsui Banking Corporation
TAG JV	TAG Norte Holding, S. de R.L. de C.V.
TdM	Termoeléctrica de Mexicali
Technip Energies	TP Oil & Gas Mexico, S. De R.L. De C.V., an affiliate of Technip Energies N.V.
Tecnored	Tecnored S.A.
Tecsur	Tecsur S.A.
TO4	Electric Transmission Owner Formula Rate, effective through May 31, 2019
TO5	Electric Transmission Owner Formula Rate, effective June 1, 2019
TTI	Texas Transmission Investment LLC
U.S. GAAP	generally accepted accounting principles in the United States of America
VAT	value-added tax
Ventika	Ventika, S.A.P.I. de C.V. and Ventika II, S.A.P.I. de C.V., collectively
VIE	variable interest entity
Wildfire Fund	the fund established pursuant to AB 1054
Wildfire Legislation	AB 1054 and AB 111

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
Forward-looking statements can be identified by words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “should,” “could,” “would,” “will,” “confident,” “may,” “can,” “potential,” “possible,” “proposed,” “in process,” “under construction,” “in development,” “target,” “outlook,” “maintain,” “continue,” “goal,” “aim,” “commit,” or similar expressions, or when we discuss our guidance, priorities, strategy, goals, vision, mission, opportunities, projections, intentions or expectations.
Factors, among others, that could cause actual results and events to differ materially from those described in any forward-looking statements include risks and uncertainties relating to:
▪California wildfires, including the risks that we may be found liable for damages regardless of fault and that we may not be able to recover costs from insurance, the Wildfire Fund or in rates from customers
▪decisions, investigations, regulations, issuances or revocations of permits and other authorizations, renewals of franchises, and other actions by (i) the CFE, CPUC, DOE, FERC, PUCT, and other regulatory and governmental bodies and (ii) states, counties, cities and other jurisdictions in the U.S., Mexico and other countries in which we do business
▪the success of business development efforts, construction projects and acquisitions and divestitures, including risks in (i) the ability to make a final investment decision, (ii) completing construction projects or other transactions on schedule and budget, (iii) the ability to realize anticipated benefits from any of these efforts if completed, and (iv) obtaining the consent of partners or other third parties
▪the resolution of civil and criminal litigation, regulatory inquiries, investigations and proceedings, and arbitrations, including, among others, those related to the Leak
▪actions by credit rating agencies to downgrade our credit ratings or to place those ratings on negative outlook and our ability to borrow on favorable terms and meet our substantial debt service obligations
▪actions to reduce or eliminate reliance on natural gas, including any deterioration of or increased uncertainty in the political or regulatory environment for local natural gas distribution companies operating in California
▪weather, natural disasters, pandemics, accidents, equipment failures, explosions, acts of terrorism, information system outages or other events that disrupt our operations, damage our facilities and systems, cause the release of harmful materials, cause fires or subject us to liability for property damage or personal injuries, fines and penalties, some of which may not be covered by insurance, may be disputed by insurers or may otherwise not be recoverable through regulatory mechanisms or may impact our ability to obtain satisfactory levels of affordable insurance
▪the availability of electric power and natural gas and natural gas storage capacity, including disruptions caused by failures in the transmission grid or limitations on the withdrawal of natural gas from storage facilities
▪the impact of the COVID-19 pandemic on capital projects, regulatory approvals and the execution of our operations
▪cybersecurity threats to the energy grid, storage and pipeline infrastructure, information and systems used to operate our businesses, and confidentiality of our proprietary information and personal information of our customers and employees, including ransomware attacks on our systems and the systems of third-party vendors and other parties with which we conduct business
▪expropriation of assets, failure of foreign governments and state-owned entities to honor their contracts, and property disputes
▪the impact at SDG&E on competitive customer rates and reliability due to the growth in distributed and local power generation, including from departing retail load resulting from customers transferring to Direct Access and Community Choice Aggregation, and the risk of nonrecovery for stranded assets and contractual obligations
▪Oncor’s ability to eliminate or reduce its quarterly dividends due to regulatory and governance requirements and commitments, including by actions of Oncor’s independent directors or a minority member director
▪volatility in foreign currency exchange, inflation and interest rates and commodity prices and our ability to effectively hedge these risks
▪changes in tax and trade policies, laws and regulations, including tariffs and revisions to international trade agreements that may increase our costs, reduce our competitiveness, or impair our ability to resolve trade disputes

▪other uncertainties, some of which may be difficult to predict and are beyond our control
We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our businesses as described herein, in our Annual Report and in other reports we file with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)
REVENUES
Utilities	$2,434	$2,233	$5,279	$4,898
Energy-related businesses	307	293	721	657
Total revenues	2,741	2,526	6,000	5,555

EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(261)	(131)	(610)	(468)
Cost of electric fuel and purchased power	(284)	(260)	(516)	(489)
Energy-related businesses cost of sales	(119)	(51)	(228)	(110)
Operation and maintenance	(1,024)	(898)	(2,025)	(1,749)
Aliso Canyon litigation and regulatory matters	—	—	—	(100)
Depreciation and amortization	(463)	(412)	(905)	(824)
Franchise fees and other taxes	(138)	(121)	(291)	(258)
Other income (expense), net	72	62	107	(192)
Interest income	15	22	34	49
Interest expense	(258)	(274)	(517)	(554)
Income from continuing operations before income taxes and equity earnings	281	463	1,049	860
Income tax (expense) benefit	(139)	(168)	(297)	39
Equity earnings	313	233	631	496
Income from continuing operations, net of income tax	455	528	1,383	1,395
Income from discontinued operations, net of income tax	—	1,777	—	1,857
Net income	455	2,305	1,383	3,252
Earnings attributable to noncontrolling interests	(10)	(28)	(43)	(179)
Preferred dividends	(20)	(37)	(41)	(73)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$424	$2,239	$1,298	$2,999

Basic EPS:
Earnings from continuing operations	$1.38	$1.58	$4.27	$3.93
Earnings from discontinued operations	$—	$6.06	$—	$6.31
Earnings	$1.38	$7.64	$4.27	$10.24
Weighted-average common shares outstanding	307,800	293,060	304,372	292,925

Diluted EPS:
Earnings from continuing operations	$1.37	$1.58	$4.24	$3.91
Earnings from discontinued operations	$—	$6.03	$—	$6.00
Earnings	$1.37	$7.61	$4.24	$9.91
Weighted-average common shares outstanding	308,607	294,155	306,284	307,962
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Sempra Energy shareholders’ equity
	Pretax amount	Income tax (expense) benefit	Net-of-tax amount	Noncontrolling interests (after tax)	Total
	(unaudited)
	Three months ended June 30, 2021 and 2020
2021:
Net income	$584	$(139)	$445	$10	$455
Other comprehensive income (loss):
Foreign currency translation adjustments	5	—	5	1	6
Financial instruments	(14)	2	(12)	(6)	(18)
Pension and other postretirement benefits	1	(1)	—	—	—
Total other comprehensive loss	(8)	1	(7)	(5)	(12)
Comprehensive income	576	(138)	438	5	443
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$575	$(138)	$437	$5	$442
2020:
Net income	$3,619	$(1,342)	$2,277	$28	$2,305
Other comprehensive income (loss):
Foreign currency translation adjustments	662	—	662	5	667
Financial instruments	(15)	4	(11)	(2)	(13)
Pension and other postretirement benefits	(3)	—	(3)	—	(3)
Total other comprehensive income	644	4	648	3	651
Comprehensive income	4,263	(1,338)	2,925	31	2,956
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$4,262	$(1,338)	$2,924	$31	$2,955

	Six months ended June 30, 2021 and 2020
2021:
Net income	$1,637	$(297)	$1,340	$43	$1,383
Other comprehensive income (loss):
Financial instruments	107	(27)	80	9	89
Pension and other postretirement benefits	18	(4)	14	—	14
Total other comprehensive income	125	(31)	94	9	103
Comprehensive income	1,762	(328)	1,434	52	1,486
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$1,761	$(328)	$1,433	$52	$1,485
2020:
Net income	$4,229	$(1,156)	$3,073	$179	$3,252
Other comprehensive income (loss):
Foreign currency translation adjustments	524	—	524	(15)	509
Financial instruments	(203)	57	(146)	(14)	(160)
Pension and other postretirement benefits	21	(2)	19	—	19
Total other comprehensive income (loss)	342	55	397	(29)	368
Comprehensive income	4,571	(1,101)	3,470	150	3,620
Preferred dividends of subsidiary	(1)	—	(1)	—	(1)
Comprehensive income, after preferred dividends of subsidiary	$4,570	$(1,101)	$3,469	$150	$3,619
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2021	2020(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$335	$960
Restricted cash	33	22
Accounts receivable – trade, net	1,441	1,578
Accounts receivable – other, net	413	403
Due from unconsolidated affiliates	11	20
Income taxes receivable	74	113
Inventories	339	308
Regulatory assets	251	190
Greenhouse gas allowances	555	553
Other current assets	308	364
Total current assets	3,760	4,511

Other assets:
Restricted cash	3	3
Due from unconsolidated affiliates	702	780
Regulatory assets	2,216	1,822
Nuclear decommissioning trusts	1,024	1,019
Investment in Oncor Holdings	12,655	12,440
Other investments	1,393	1,388
Goodwill	1,602	1,602
Other intangible assets	382	202
Dedicated assets in support of certain benefit plans	523	512
Insurance receivable for Aliso Canyon costs	414	445
Deferred income taxes	167	136
Greenhouse gas allowances	259	101
Right-of-use assets – operating leases	513	543
Wildfire fund	349	363
Other long-term assets	730	753
Total other assets	22,932	22,109

Property, plant and equipment:
Property, plant and equipment	56,466	53,928
Less accumulated depreciation and amortization	(14,550)	(13,925)
Property, plant and equipment, net	41,916	40,003
Total assets	$68,608	$66,623
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2021	2020(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,266	$885
Accounts payable – trade	1,291	1,359
Accounts payable – other	168	154
Due to unconsolidated affiliates	42	45
Dividends and interest payable	588	551
Accrued compensation and benefits	365	446
Regulatory liabilities	426	140
Current portion of long-term debt and finance leases	507	1,540
Reserve for Aliso Canyon costs	153	150
Greenhouse gas obligations	555	553
Other current liabilities	951	1,016
Total current liabilities	7,312	6,839

Long-term debt and finance leases	22,090	21,781

Deferred credits and other liabilities:
Due to unconsolidated affiliates	262	234
Pension and other postretirement benefit plan obligations, net of plan assets	1,037	1,059
Deferred income taxes	3,325	2,871
Regulatory liabilities	3,352	3,372
Reserve for Aliso Canyon costs	269	301
Asset retirement obligations	3,150	3,113
Greenhouse gas obligations	104	—
Deferred credits and other	2,015	2,119
Total deferred credits and other liabilities	13,514	13,069

Commitments and contingencies (Note 11)

Equity:
Preferred stock (50 million shares authorized):
Mandatory convertible preferred stock, series A (17.25 million shares outstanding at December 31, 2020)	—	1,693
Mandatory convertible preferred stock, series B (5.75 million shares outstanding)	565	565
Preferred stock, series C (0.9 million shares outstanding)	889	889
Common stock (750 million shares authorized; 315 million and 288 million shares outstanding at June 30, 2021 and December 31, 2020, respectively; no par value)	10,150	7,053
Retained earnings	14,291	13,673
Accumulated other comprehensive income (loss)	(444)	(500)
Total Sempra Energy shareholders’ equity	25,451	23,373
Preferred stock of subsidiary	20	20
Other noncontrolling interests	221	1,541
Total equity	25,692	24,934
Total liabilities and equity	$68,608	$66,623
(1)    Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,383	$3,252
Less: Income from discontinued operations, net of income tax	—	(1,857)
Income from continuing operations, net of income tax	1,383	1,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	905	824
Deferred income taxes and investment tax credits	193	(94)
Equity earnings	(631)	(496)
Foreign currency transaction (gains) losses, net	(7)	110
Share-based compensation expense	34	36
Fixed-price contracts and other derivatives	199	7
Other	54	42
Net change in working capital components	(63)	375
Distributions from investments	532	220
Insurance receivable for Aliso Canyon costs	31	(166)
Changes in other noncurrent assets and liabilities, net	(375)	(185)
Net cash provided by continuing operations	2,255	2,068
Net cash used in discontinued operations	—	(1,041)
Net cash provided by operating activities	2,255	1,027

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,424)	(2,198)
Expenditures for investments and acquisitions	(165)	(140)
Proceeds from sale of assets	—	5
Purchases of nuclear decommissioning trust assets	(542)	(797)
Proceeds from sales of nuclear decommissioning trust assets	542	797
Advances to unconsolidated affiliates	(8)	(25)
Other	9	17
Net cash used in continuing operations	(2,588)	(2,341)
Net cash provided by discontinued operations	—	5,195
Net cash (used in) provided by investing activities	(2,588)	2,854
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	$(634)	$(567)
Preferred dividends paid	(68)	(71)
Issuances of preferred stock	—	891
Issuances of common stock	5	13
Repurchases of common stock	(38)	(64)
Issuances of debt (maturities greater than 90 days)	285	4,059
Payments on debt (maturities greater than 90 days) and finance leases	(1,432)	(1,970)
Increase (decrease) in short-term debt, net	1,584	(1,871)
Advances from unconsolidated affiliates	20	64
Proceeds from sale of noncontrolling interests	7	—
Purchases of noncontrolling interests	(10)	(27)
Other	(1)	(16)
Net cash (used in) provided by continuing operations	(282)	441
Net cash provided by discontinued operations	—	401
Net cash (used in) provided by financing activities	(282)	842

Effect of exchange rate changes in continuing operations	1	(7)
Effect of exchange rate changes in discontinued operations	—	(3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(10)

(Decrease) increase in cash, cash equivalents and restricted cash, including discontinued operations	(614)	4,713
Cash, cash equivalents and restricted cash, including discontinued operations, January 1	985	217
Cash, cash equivalents and restricted cash, including discontinued operations, June 30	$371	$4,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$488	$540
Income tax payments, including discontinued operations, net of refunds	73	1,303

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Increase in Cameron LNG JV investment for guarantee	22	—
Accrued capital expenditures	526	434
Increase in finance lease obligations for investment in PP&E	24	56
Issuance of common stock in exchange for NCI and related AOCI	1,373	—
Distribution from Oncor Holdings	8	—
Equitization of long-term debt for deficit held by NCI	—	22
Conversion of mandatory convertible preferred stock	1,693	—
Preferred dividends declared but not paid	20	37
Common dividends issued in stock	—	22
Common dividends declared but not paid	347	305
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Three months ended June 30, 2021
Balance at March 31, 2021	$1,454	$8,730	$14,214	$(399)	$23,999	$1,609	$25,608

Net income			445		445	10	455
Other comprehensive loss				(7)	(7)	(5)	(12)

Share-based compensation expense		17			17		17
Dividends declared:
Series B preferred stock ($1.69/share)			(9)		(9)		(9)
Series C preferred stock ($12.19/share)			(11)		(11)		(11)
Common stock ($1.10/share)			(347)		(347)		(347)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuances of common stock		5			5		5
Repurchases of common stock		(1)			(1)		(1)
Noncontrolling interest activities:
Purchases		1,399		(38)	1,361	(1,373)	(12)
Balance at June 30, 2021	$1,454	$10,150	$14,291	$(444)	$25,451	$241	$25,692

	Three months ended June 30, 2020
Balance at March 31, 2020	$2,258	$7,472	$11,577	$(1,190)	$20,117	$1,998	$22,115

Net income			2,277		2,277	28	2,305
Other comprehensive income				648	648	3	651

Share-based compensation expense		14			14		14
Dividends declared:
Series A preferred stock ($1.50/share)			(26)		(26)		(26)
Series B preferred stock ($1.69/share)			(9)		(9)		(9)
Series C preferred stock ($1.63/share)			(2)		(2)		(2)
Common stock ($1.04/share)			(305)		(305)		(305)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of series C preferred stock	889				889		889
Issuances of common stock		10			10		10
Repurchases of common stock		(7)			(7)		(7)
Noncontrolling interest activities:
Distributions						(1)	(1)
Purchases		1			1	(12)	(11)
Deconsolidation						(236)	(236)
Balance at June 30, 2020	$3,147	$7,490	$13,511	$(542)	$23,606	$1,780	$25,386
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Sempra Energy shareholders' equity	Non- controlling interests	Total equity
	(unaudited)
	Six months ended June 30, 2021
Balance at December 31, 2020	$3,147	$7,053	$13,673	$(500)	$23,373	$1,561	$24,934

Net income			1,340		1,340	43	1,383
Other comprehensive income				94	94	9	103

Share-based compensation expense		34			34		34
Dividends declared:
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Series C preferred stock ($24.38/share)			(22)		(22)		(22)
Common stock ($2.20/share)			(680)		(680)		(680)
Preferred dividends of subsidiary			(1)		(1)		(1)
Conversion of series A preferred stock	(1,693)	1,693			—		—
Issuances of common stock		5			5		5
Repurchases of common stock		(38)			(38)		(38)
Noncontrolling interest activities:
Purchases		1,399		(38)	1,361	(1,373)	(12)
Sale		4			4	1	5
Balance at June 30, 2021	$1,454	$10,150	$14,291	$(444)	$25,451	$241	$25,692

	Six months ended June 30, 2020
Balance at December 31, 2019	$2,258	$7,480	$11,130	$(939)	$19,929	$1,876	$21,805
Adoption of ASU 2016-13			(7)		(7)	(2)	(9)
Adjusted balance at December 31, 2019	2,258	7,480	11,123	(939)	19,922	1,874	21,796

Net income			3,073		3,073	179	3,252
Other comprehensive income				397	397	(29)	368

Share-based compensation expense		36			36		36
Dividends declared:
Series A preferred stock ($3.00/share)			(52)		(52)		(52)
Series B preferred stock ($3.38/share)			(19)		(19)		(19)
Series C preferred stock ($1.63/share)			(2)		(2)		(2)
Common stock ($2.09/share)			(611)		(611)		(611)
Preferred dividends of subsidiary			(1)		(1)		(1)
Issuance of series C preferred stock	889				889		889
Issuances of common stock		35			35		35
Repurchases of common stock		(64)			(64)		(64)
Noncontrolling interest activities:
Distributions						(1)	(1)
Purchases		3			3	(30)	(27)
Acquisition						1	1
Equitization of long-term debt for deficit held by NCI						22	22
Deconsolidation						(236)	(236)
Balance at June 30, 2020	$3,147	$7,490	$13,511	$(542)	$23,606	$1,780	$25,386
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)
Operating revenues
Electric	$1,158	$1,090	$2,227	$2,140
Natural gas	160	145	428	364
Total operating revenues	1,318	1,235	2,655	2,504
Operating expenses
Cost of electric fuel and purchased power	304	260	545	491
Cost of natural gas	40	31	122	91
Operation and maintenance	373	326	763	636
Depreciation and amortization	220	197	433	398
Franchise fees and other taxes	83	73	171	151
Total operating expenses	1,020	887	2,034	1,767
Operating income	298	348	621	737
Other income, net	22	18	57	49
Interest income	—	—	1	1
Interest expense	(101)	(103)	(203)	(204)
Income before income taxes	219	263	476	583
Income tax expense	(33)	(70)	(78)	(128)
Net Income/Earnings attributable to common shares	$186	$193	$398	$455
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	SDG&E shareholder’s equity
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2021 and 2020
2021:
Net Income/Comprehensive income	$219	$(33)	$186
2020:
Net income	$263	$(70)	$193
Other comprehensive income (loss):
Pension and other postretirement benefits	5	(1)	4
Total other comprehensive income	5	(1)	4
Comprehensive income	$268	$(71)	$197

	Six months ended June 30, 2021 and 2020
2021:
Net Income/Comprehensive income	$476	$(78)	$398
2020:
Net income	$583	$(128)	$455
Other comprehensive income (loss):
Pension and other postretirement benefits	5	(1)	4
Total other comprehensive income	5	(1)	4
Comprehensive income	$588	$(129)	$459
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2021	2020(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13	$262
Accounts receivable – trade, net	635	573
Accounts receivable – other, net	83	143
Inventories	109	104
Prepaid expenses	105	153
Regulatory assets	243	174
Fixed-price contracts and other derivatives	67	56
Greenhouse gas allowances	113	113
Other current assets	15	22
Total current assets	1,383	1,600

Other assets:
Regulatory assets	706	534
Nuclear decommissioning trusts	1,024	1,019
Greenhouse gas allowances	83	83
Right-of-use assets – operating leases	89	102
Wildfire fund	349	363
Other long-term assets	156	189
Total other assets	2,407	2,290

Property, plant and equipment:
Property, plant and equipment	25,464	24,436
Less accumulated depreciation and amortization	(6,274)	(6,015)
Property, plant and equipment, net	19,190	18,421
Total assets	$22,980	$22,311
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2021	2020(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$437	$—
Accounts payable	539	553
Due to unconsolidated affiliates	44	64
Interest payable	46	46
Accrued compensation and benefits	104	135
Accrued franchise fees	44	56
Regulatory liabilities	67	61
Current portion of long-term debt and finance leases	414	611
Customer deposits	36	56
Greenhouse gas obligations	113	113
Asset retirement obligations	128	117
Other current liabilities	173	199
Total current liabilities	2,145	2,011

Long-term debt and finance leases	6,848	6,866

Deferred credits and other liabilities:
Pension obligation, net of plan assets	83	92
Deferred income taxes	2,124	2,019
Deferred investment tax credits	13	13
Regulatory liabilities	2,274	2,195
Asset retirement obligations	755	759
Greenhouse gas obligations	15	—
Deferred credits and other	595	626
Total deferred credits and other liabilities	5,859	5,704

Commitments and contingencies (Note 11)

Shareholder's equity:
Preferred stock (45 million shares authorized; none issued)	—	—
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,660	1,660
Retained earnings	6,478	6,080
Accumulated other comprehensive income (loss)	(10)	(10)
Total shareholder’s equity	8,128	7,730
Total liabilities and shareholder's equity	$22,980	$22,311
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$398	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433	398
Deferred income taxes and investment tax credits	41	29
Other	(13)	(13)
Net change in working capital components	(136)	(36)
Changes in noncurrent assets and liabilities, net	(113)	(95)
Net cash provided by operating activities	610	738

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,072)	(850)
Purchases of nuclear decommissioning trust assets	(542)	(797)
Proceeds from sales of nuclear decommissioning trust assets	542	797
Other	7	8
Net cash used in investing activities	(1,065)	(842)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	—	(200)
Issuances of debt (maturities greater than 90 days)	—	799
Payments on debt (maturities greater than 90 days) and finance leases	(231)	(229)
Increase (decrease) in short-term debt, net	437	(80)
Debt issuance costs	—	(4)
Net cash provided by financing activities	206	286

(Decrease) increase in cash and cash equivalents	(249)	182
Cash and cash equivalents, January 1	262	10
Cash and cash equivalents, June 30	$13	$192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$201	$198
Income tax payments, net of refunds	58	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$192	$136
Increase in ARO for investment in PP&E	18	—
Increase in finance lease obligations for investment in PP&E	13	20
See Notes to Condensed Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CHANGES IN EQUITY
(Dollars in millions)
	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholder's equity
	(unaudited)
	Three months ended June 30, 2021
Balance at March 31, 2021	$1,660	$6,292	$(10)	$7,942

Net income		186		186

Balance at June 30, 2021	$1,660	$6,478	$(10)	$8,128

	Three months ended June 30, 2020
Balance at March 31, 2020	$1,660	$5,518	$(16)	$7,162

Net income		193		193
Other comprehensive income			4	4

Balance at June 30, 2020	$1,660	$5,711	$(12)	$7,359

	Six months ended June 30, 2021
Balance at December 31, 2020	$1,660	$6,080	$(10)	$7,730

Net income		398		398

Balance at June 30, 2021	$1,660	$6,478	$(10)	$8,128

	Six months ended June 30, 2020
Balance at December 31, 2019	$1,660	$5,456	$(16)	$7,100

Net income		455		455
Other comprehensive income			4	4

Common stock dividends declared ($1.72/share)		(200)		(200)
Balance at June 30, 2020	$1,660	$5,711	$(12)	$7,359
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)

Operating revenues	$1,124	$1,010	$2,632	$2,405
Operating expenses
Cost of natural gas	223	106	496	384
Operation and maintenance	525	462	1,028	905
Aliso Canyon litigation and regulatory matters	—	—	—	100
Depreciation and amortization	180	162	353	321
Franchise fees and other taxes	51	43	109	94
Total operating expenses	979	773	1,986	1,804
Operating income	145	237	646	601
Other (expense) income, net	(2)	(2)	37	28
Interest income	—	1	—	2
Interest expense	(40)	(40)	(79)	(80)
Income before income taxes	103	196	604	551
Income tax expense	(8)	(49)	(102)	(101)
Net income	95	147	502	450
Preferred dividends	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$94	$146	$501	$449
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
	Pretax amount	Income tax expense	Net-of-tax amount
	(unaudited)
	Three months ended June 30, 2021 and 2020
2021:
Net income	$103	$(8)	$95
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$104	$(8)	$96
2020:
Net income	$196	$(49)	$147
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$197	$(49)	$148

	Six months ended June 30, 2021 and 2020
2021:
Net income	$604	$(102)	$502
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$605	$(102)	$503
2020:
Net income	$551	$(101)	$450
Other comprehensive income (loss):
Pension and other postretirement benefits	1	—	1
Total other comprehensive income	1	—	1
Comprehensive income	$552	$(101)	$451
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2021	2020(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4	$4
Accounts receivable – trade, net	541	786
Accounts receivable – other, net	86	64
Due from unconsolidated affiliates	13	22
Inventories	126	153
Regulatory assets	8	16
Greenhouse gas allowances	392	390
Other current assets	26	47
Total current assets	1,196	1,482

Other assets:
Regulatory assets	1,430	1,208
Insurance receivable for Aliso Canyon costs	414	445
Greenhouse gas allowances	167	9
Right-of-use assets – operating leases	65	74
Other long-term assets	503	499
Total other assets	2,579	2,235

Property, plant and equipment:
Property, plant and equipment	21,935	21,180
Less accumulated depreciation and amortization	(6,619)	(6,437)
Property, plant and equipment, net	15,316	14,743
Total assets	$19,091	$18,460
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED BALANCE SHEETS (CONTINUED)
(Dollars in millions)
	June 30,	December 31,
	2021	2020(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$143	$113
Accounts payable – trade	424	600
Accounts payable – other	121	122
Due to unconsolidated affiliates	61	31
Accrued compensation and benefits	180	189
Regulatory liabilities	359	79
Current portion of long-term debt and finance leases	10	10
Customer deposits	16	48
Reserve for Aliso Canyon costs	153	150
Greenhouse gas obligations	392	390
Asset retirement obligations	58	59
Other current liabilities	272	291
Total current liabilities	2,189	2,082

Long-term debt and finance leases	4,770	4,763

Deferred credits and other liabilities:
Pension obligation, net of plan assets	846	853
Deferred income taxes	1,520	1,406
Deferred investment tax credits	7	8
Regulatory liabilities	1,078	1,177
Reserve for Aliso Canyon costs	269	301
Asset retirement obligations	2,345	2,309
Greenhouse gas obligations	78	—
Deferred credits and other	418	417
Total deferred credits and other liabilities	6,561	6,471

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock (11 million shares authorized; 1 million shares outstanding)	22	22
Common stock (100 million shares authorized; 91 million shares outstanding; no par value)	866	866
Retained earnings	4,713	4,287
Accumulated other comprehensive income (loss)	(30)	(31)
Total shareholders’ equity	5,571	5,144
Total liabilities and shareholders’ equity	$19,091	$18,460
(1)    Derived from audited financial statements.
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$502	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353	321
Deferred income taxes and investment tax credits	18	(17)
Other	42	14
Net change in working capital components	297	713
Insurance receivable for Aliso Canyon costs	31	(166)
Changes in other noncurrent assets and liabilities, net	(280)	(117)
Net cash provided by operating activities	963	1,198

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(936)	(885)
Net cash used in investing activities	(936)	(885)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Common dividends paid	(50)	—
Issuances of debt (maturities greater than 90 days)	—	649
Payments on finance leases	(6)	(5)
Increase (decrease) in short-term debt, net	30	(630)
Debt issuance costs	—	(6)
Net cash (used in) provided by financing activities	(27)	7

Increase in cash and cash equivalents	—	320
Cash and cash equivalents, January 1	4	10
Cash and cash equivalents, June 30	$4	$330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$76	$70
Income tax payments, net of refunds	82	—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures	$156	$158
Increase in finance lease obligations for investment in PP&E	11	36
Common dividends declared but not paid	25	50
See Notes to Condensed Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions)
	Preferred stock	Common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(unaudited)
	Three months ended June 30, 2021
Balance at March 31, 2021	$22	$866	$4,644	$(31)	$5,501

Net income			95		95
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Common stock ($0.27/share)			(25)		(25)
Balance at June 30, 2021	$22	$866	$4,713	$(30)	$5,571

	Three months ended June 30, 2020
Balance at March 31, 2020	$22	$866	$4,186	$(23)	$5,051

Net income			147		147
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.37/share)			(1)		(1)
Common stock ($0.55/share)			(50)		(50)
Balance at June 30, 2020	$22	$866	$4,282	$(22)	$5,148

	Six months ended June 30, 2021
Balance at December 31, 2020	$22	$866	$4,287	$(31)	$5,144

Net income			502		502
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Common stock ($0.82/share)			(75)		(75)
Balance at June 30, 2021	$22	$866	$4,713	$(30)	$5,571

	Six months ended June 30, 2020
Balance at December 31, 2019	$22	$866	$3,883	$(23)	$4,748

Net income			450		450
Other comprehensive income				1	1

Dividends declared:
Preferred stock ($0.75/share)			(1)		(1)
Common stock ($0.55/share)			(50)		(50)
Balance at June 30, 2020	$22	$866	$4,282	$(22)	$5,148
See Notes to Condensed Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL INFORMATION AND OTHER FINANCIAL DATA
PRINCIPLES OF CONSOLIDATION
Sempra
Sempra’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based holding company doing business as Sempra, and its consolidated entities. Sempra’s business activities are organized under five reportable segments, which we discuss in Note 12. All references in these Notes to our reportable segments are not intended to refer to any legal entity with the same or similar name.
SDG&E
SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra.
SoCalGas
SoCalGas’ common stock is wholly owned by Pacific Enterprises, which is a wholly owned subsidiary of Sempra.
BASIS OF PRESENTATION
This is a combined report of Sempra, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. References in this report to “we,” “our,” “us” and “Sempra” are to Sempra and its consolidated entities, collectively, unless otherwise stated or indicated by the context. We refer to SDG&E and SoCalGas collectively as the California Utilities. Sempra Global is the holding company for our subsidiaries that are not subject to California or Texas utility regulation. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each reporting entity.
Throughout these Notes, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:
▪the Condensed Consolidated Financial Statements and related Notes of Sempra;
▪the Condensed Financial Statements and related Notes of SDG&E; and
▪the Condensed Financial Statements and related Notes of SoCalGas.
We have prepared our Condensed Consolidated Financial Statements in conformity with U.S. GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q and applicable rules of the SEC. The financial statements reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. These adjustments are only of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the entire year or for any other period. We evaluated events and transactions that occurred after June 30, 2021 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.
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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on Sempra’s Condensed Consolidated Balance Sheets to the sum of such amounts reported on Sempra’s Condensed Consolidated Statements of Cash Flows. We provide information about the nature of restricted cash in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
(Dollars in millions)
	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$335	$960
Restricted cash, current	33	22
Restricted cash, noncurrent	3	3
Total cash, cash equivalents and restricted cash on the Condensed Consolidated Statements of Cash Flows	$371	$985

CREDIT LOSSES
We are exposed to credit losses from financial assets measured at amortized cost, including trade and other accounts receivable and amounts due from unconsolidated affiliates. We are also exposed to credit losses from off-balance sheet arrangements through Sempra’s guarantee related to Cameron LNG JV’s SDSRA, which we discuss in Note 6.
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
In connection with the COVID-19 pandemic, the California Utilities implemented certain measures to assist customers, including suspending service disconnections due to nonpayment for all customers (except for SoCalGas’ noncore customers), waiving late payment fees, and offering flexible payment plans to customers experiencing difficulty paying their electric or gas bills. Such measures ended on June 30, 2021, except for the suspension of service disconnections that will continue through September 30, 2021. As we discuss in Note 4, the CPUC authorized each of the California Utilities to track and request recovery of incremental costs, including uncollectible expenses, associated with complying with customer protection measures ordered by the CPUC related to the COVID-19 pandemic.
In connection with a separate CPUC decision addressing residential service disconnections, the California Utilities each established a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills, including as a result of the relief from outstanding utility bill amounts provided under the AMP. We discuss the AMP in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

TRADE AND OTHER ACCOUNTS RECEIVABLE – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	2021	2020
Sempra:
Allowances for credit losses at January 1	$138	$29
Incremental allowance upon adoption of ASU 2016-13	—	1
Provisions for expected credit losses	66	21
Write-offs	(12)	(7)
Allowances for credit losses at June 30(1)	$192	$44
SDG&E:
Allowances for credit losses at January 1	$69	$14
Provisions for expected credit losses	13	9
Write-offs	(7)	(4)
Allowances for credit losses at June 30(2)	$75	$19
SoCalGas:
Allowances for credit losses at January 1	$68	$15
Provisions for expected credit losses	52	12
Write-offs	(5)	(3)
Allowances for credit losses at June 30(3)	$115	$24
(1)    At June 30, 2021, includes $153 million in Accounts Receivable – Trade, Net and $39 million in Accounts Receivable – Other, Net.
(2)    At June 30, 2021, includes $60 million in Accounts Receivable – Trade, Net and $15 million in Accounts Receivable – Other, Net.
(3)    At June 30, 2021, includes $91 million in Accounts Receivable – Trade, Net and $24 million in Accounts Receivable – Other, Net.

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
As we discuss below in “Transactions with Affiliates,” Sempra has loans due from unconsolidated affiliates with varying tenors, interest rates and currencies. We provide below the allowances and changes in allowances for credit losses for loans and other amounts due from unconsolidated affiliates.

AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES – ALLOWANCES FOR CREDIT LOSSES
(Dollars in millions)
	Sempra
	2021	2020
Allowances for credit losses at January 1	$3	$—
Allowance established upon adoption of ASU 2016-13	—	6
Provisions for expected credit losses	(2)	(3)
Allowances for credit losses at June 30(1)	$1	$3
(1)    At June 30, 2021, $1 million is included in Due from Unconsolidated Affiliates – Noncurrent.

As we discuss in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra previously provided guarantees for the benefit of Cameron LNG JV related to its construction-period debt obligations for a maximum aggregate amount of $4.0 billion. In March 2021, Cameron LNG JV reached financial completion of the three-train liquefaction project, which terminated the guarantees. There are no longer any expected credit losses related to these terminated guarantees.
As we discuss in Note 6, Sempra provided a guarantee for the benefit of Cameron LNG JV related to amounts withdrawn by Sempra LNG from the SDSRA. At June 30, 2021, expected credit losses of $7 million related to this guarantee are included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheet.

INVENTORIES
The components of inventories are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural gas		LNG		Materials and supplies		Total
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Sempra	$139	$118	$13	$7	$187	$183	$339	$308
SDG&E	—	—	—	—	109	104	109	104
SoCalGas	62	94	—	—	64	59	126	153
WILDFIRE FUND
In July 2019, the Wildfire Legislation was signed into law to address certain issues related to catastrophic wildfires in the State of California and their impact on electric IOUs. We discuss the Wildfire Legislation further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
In July 2021, the CPUC approved SDG&E’s 2021 Wildfire Mitigation Plan Update. In July 2021, the CPUC’s Wildfire Safety Division became the Office of Energy Infrastructure Safety (OEIS) under the California Natural Resources Agency. As successor to the Wildfire Safety Division, OEIS maintains the duties and responsibilities of the former Wildfire Safety Division with respect to Wildfire Mitigation Plans.
In a complaint filed in U.S. District Court for the Northern District of California in July 2019, plaintiffs seek to invalidate AB 1054 based on allegations that the legislation violates federal law. The district court dismissed the complaint and the plaintiffs have petitioned the U.S. Court of Appeals for the Ninth Circuit for review.

CAPITALIZED FINANCING COSTS
Capitalized financing costs include capitalized interest costs and AFUDC related to both debt and equity financing of construction projects. We capitalize interest costs incurred to finance capital projects and interest at equity method investments that have not commenced planned principal operations.
The table below summarizes capitalized interest and AFUDC.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sempra	$55	$50	$114	$98
SDG&E	28	26	58	53
SoCalGas	15	14	31	25

OTHER INTANGIBLE ASSETS
Other Intangible Assets included on Sempra’s Condensed Consolidated Balance Sheets are as follows:

OTHER INTANGIBLE ASSETS
(Dollars in millions)
	Amortization period (years)	June 30, 2021	December 31, 2020
Renewable energy transmission and consumption permits	15 to 19	$169	$169
O&M agreement	23	66	66
PPA	14	190	—
Other	10 to indefinite	15	15
		440	250
Less accumulated amortization:
Renewable energy transmission and consumption permits		(37)	(32)
O&M agreement		(10)	(9)
PPA		(3)	—
Other		(8)	(7)
		(58)	(48)
		$382	$202

Other Intangible Assets at June 30, 2021 primarily includes:
▪renewable energy transmission and consumption permits previously granted by the CRE at the Ventika wind power generation facilities, Don Diego Solar and Border Solar;
▪a favorable O&M agreement acquired in connection with the acquisition of Ductos y Energéticos del Norte, S. de R.L. de C.V.; and
▪an intangible asset of $190 million, representing the relative fair value of the PPA that was acquired in connection with the acquisition of ESJ in March 2021.
Intangible assets subject to amortization are amortized over their estimated useful lives. Amortization expense for intangible assets was $7 million, including $3 million recorded against revenues, and $2 million in the three months ended June 30, 2021 and 2020, respectively, and $10 million, including $3 million recorded against revenues, and $5 million in the six months ended June 30, 2021 and 2020, respectively. We estimate the remaining amortization expense in 2021 to be $13 million, including $7 million recorded against revenues, and amortization expense of $26 million per year for the next four years, including $13 million recorded against revenues.

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
SDG&E
SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various PPAs that include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and indirectly Sempra, is the primary beneficiary.
SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements). SDG&E’s obligation to absorb natural gas costs may be a significant variable interest. In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based on our analysis, the ability to direct the dispatch of electricity may have the most significant impact on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on a qualitative approach in which it considers the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If SDG&E determines that it is the primary beneficiary, SDG&E and Sempra consolidate the entity that owns the facility as a VIE.
In addition to tolling agreements, other variable interests involve various elements of fuel and power costs, and other components of cash flows expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities, including the operation and maintenance activities of the generating facility, that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects could be significant to the financial position and liquidity of SDG&E and Sempra.
SDG&E determined that none of its PPAs and tolling agreements resulted in SDG&E being the primary beneficiary of a VIE at June 30, 2021 and December 31, 2020. PPAs and tolling agreements that relate to SDG&E’s involvement with VIEs are primarily accounted for as finance leases. The carrying amounts of the assets and liabilities under these contracts are included in PP&E, net and finance lease liabilities with balances of $1,228 million and $1,237 million at June 30, 2021 and December 31, 2020, respectively. SDG&E recovers costs incurred on PPAs, tolling agreements and other variable interests through CPUC-approved long-term power procurement plans. SDG&E has no residual interest in the respective entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, SDG&E’s potential exposure to loss from its variable interest in these VIEs is not significant.
Sempra Texas Utilities
Our 100% interest in Oncor Holdings is a VIE that owns an 80.25% interest in Oncor. Sempra is not the primary beneficiary of the VIE because of the structural and operational ring-fencing and governance measures in place that prevent us from having the power to direct the significant activities of Oncor Holdings. As a result, we do not consolidate Oncor Holdings and instead account for our ownership interest as an equity method investment. See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report for additional information about our equity method investment in Oncor Holdings and restrictions on our ability to influence its activities. Our maximum exposure to loss, which fluctuates over time, from our interest in Oncor Holdings does not exceed the carrying value of our investment, which was $12,655 million at June 30, 2021 and $12,440 million at December 31, 2020.
Sempra LNG
Cameron LNG JV
Cameron LNG JV is a VIE principally due to contractual provisions that transfer certain risks to customers. Sempra is not the primary beneficiary of the VIE because we do not have the power to direct the most significant activities of Cameron LNG JV, including LNG production and operation and maintenance activities at the liquefaction facility. Therefore, we account for our investment in Cameron LNG JV under the equity method. The carrying value of our investment, including amounts recognized in AOCI related to interest-rate cash flow hedges at Cameron LNG JV, was $416 million at June 30, 2021 and $433 million at December 31, 2020. Our maximum exposure to loss, which fluctuates over time, includes the carrying value of our investment and our obligation under the SDSRA, which we discuss in Note 6.
CFIN
As we discuss in Note 6, in July 2020, Sempra entered into a Support Agreement, which was amended in June 2021, for the benefit of CFIN, which is a VIE. Since we do not have the power to direct the most significant activities of the VIE, we are not the primary beneficiary. The conditional obligations of the Support Agreement represent a variable interest that we measure at fair value on a recurring basis (see Note 9). Sempra’s maximum exposure to loss under the terms of the Support Agreement is $979 million.
ECA LNG Phase 1
ECA LNG Phase 1 is a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support. We expect that ECA LNG Phase 1 will require future capital contributions or other financial support to finance the construction of the facility. Sempra is the primary beneficiary of the VIE because we have the power to direct the development activities related to the construction of the liquefaction facility, which we consider to be the most significant activities of ECA LNG Phase 1 during the construction phase of its natural gas liquefaction export project. As a result, we consolidate ECA LNG Phase 1. Sempra LNG consolidated $425 million and $207 million of assets at June 30, 2021 and December 31, 2020, respectively, consisting primarily of PP&E, net, attributable to ECA LNG Phase 1 that could be used only to settle obligations of the VIE and that are not available to settle obligations of Sempra, and $267 million and $49 million of liabilities at June 30, 2021 and December 31, 2020, respectively, consisting primarily of long-term debt and accounts payable attributable to ECA LNG Phase 1 for which creditors do not have recourse to the general credit of Sempra. Additionally, as we discuss in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report, Sempra, IEnova and TOTAL SE have provided guarantees for the loan facility supporting construction of the liquefaction facility based on their respective proportionate ownership interest in ECA LNG Phase 1.

PENSION AND OTHER POSTRETIREMENT BENEFITS
Settlement Accounting for Lump Sum Payments
Sempra recorded settlement charges of $7 million in the six months ended June 30, 2021 and $4 million and $9 million in the three months and six months ended June 30, 2020, respectively, in net periodic benefit cost for lump sum payments from its nonqualified pension plan that were in excess of the plan’s service cost plus interest cost.
Net Periodic Benefit Cost
The following three tables provide the components of net periodic benefit cost.

NET PERIODIC BENEFIT COST – SEMPRA
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2021	2020	2021	2020
Service cost	$36	$33	$5	$4
Interest cost	28	33	7	8
Expected return on assets	(43)	(43)	(15)	(14)
Amortization of:
Prior service cost	2	3	—	—
Actuarial loss (gain)	11	8	(2)	(2)
Settlement charges	—	4	—	—
Net periodic benefit cost (credit)	34	38	(5)	(4)
Regulatory adjustments	22	22	5	4
Total expense recognized	$56	$60	$—	$—

	Six months ended June 30,
	2021	2020	2021	2020
Service cost	$73	$66	$11	$9
Interest cost	56	65	14	16
Expected return on assets	(86)	(85)	(30)	(27)
Amortization of:
Prior service cost (credit)	5	6	(1)	(1)
Actuarial loss (gain)	22	17	(4)	(5)
Settlement charges	7	9	—	—
Net periodic benefit cost (credit)	77	78	(10)	(8)
Regulatory adjustments	(7)	(6)	10	8
Total expense recognized	$70	$72	$—	$—

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2021	2020	2021	2020
Service cost	$9	$8	$1	$1
Interest cost	6	8	2	1
Expected return on assets	(13)	(12)	(3)	(2)
Amortization of:
Actuarial loss (gain)	1	1	(1)	—
Net periodic benefit cost (credit)	3	5	(1)	—
Regulatory adjustments	11	9	1	—
Total expense recognized	$14	$14	$—	$—

	Six months ended June 30,
	2021	2020	2021	2020
Service cost	$17	$16	$2	$2
Interest cost	12	15	3	3
Expected return on assets	(25)	(25)	(5)	(5)
Amortization of:
Prior service cost	—	1	—	—
Actuarial loss (gain)	1	2	(1)	(1)
Net periodic benefit cost (credit)	5	9	(1)	(1)
Regulatory adjustments	9	6	1	1
Total expense recognized	$14	$15	$—	$—

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension benefits		Other postretirement benefits
	Three months ended June 30,
	2021	2020	2021	2020
Service cost	$25	$22	$4	$4
Interest cost	20	22	6	6
Expected return on assets	(30)	(27)	(12)	(11)
Amortization of:
Prior service cost (credit)	2	2	—	(1)
Actuarial loss (gain)	10	7	(2)	(2)
Net periodic benefit cost (credit)	27	26	(4)	(4)
Regulatory adjustments	11	13	4	4
Total expense recognized	$38	$39	$—	$—

	Six months ended June 30,
	2021	2020	2021	2020
Service cost	$50	$44	$8	$7
Interest cost	40	44	11	12
Expected return on assets	(58)	(54)	(24)	(21)
Amortization of:
Prior service cost (credit)	4	4	(1)	(1)
Actuarial loss (gain)	19	13	(3)	(4)
Net periodic benefit cost (credit)	55	51	(9)	(7)
Regulatory adjustments	(16)	(12)	9	7
Total expense recognized	$39	$39	$—	$—

RABBI TRUST

In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra maintains dedicated assets, including a Rabbi Trust and investments in life insurance contracts, which totaled $523 million and $512 million at June 30, 2021 and December 31, 2020, respectively.

SEMPRA EARNINGS PER COMMON SHARE
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

EARNINGS PER COMMON SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator for continuing operations:
Income from continuing operations, net of income tax	$455	$528	$1,383	$1,395
Earnings attributable to noncontrolling interests	(10)	(26)	(43)	(169)
Preferred dividends	(20)	(37)	(41)	(73)
Preferred dividends of subsidiary	(1)	(1)	(1)	(1)
Earnings from continuing operations attributable to common shares for basic EPS	424	464	1,298	1,152
Add back dividends for dilutive mandatory convertible preferred stock(1)	—	—	—	52
Earnings from continuing operations attributable to common shares for diluted EPS	$424	$464	$1,298	$1,204

Numerator for discontinued operations:
Income from discontinued operations, net of income tax	$—	$1,777	$—	$1,857
Earnings attributable to noncontrolling interests	—	(2)	—	(10)
Earnings from discontinued operations attributable to common shares	$—	$1,775	$—	$1,847

Numerator for earnings:
Earnings attributable to common shares for basic EPS	$424	$2,239	$1,298	$2,999
Add back dividends for dilutive mandatory convertible preferred stock(1)	—	—	—	52
Earnings attributable to common shares for diluted EPS	$424	$2,239	$1,298	$3,051

Denominator:
Weighted-average common shares outstanding for basic EPS(2)	307,800	293,060	304,372	292,925
Dilutive effect of stock options and RSUs(3)	807	1,095	846	1,199
Dilutive effect of mandatory convertible preferred stock	—	—	1,066	13,838
Weighted-average common shares outstanding for diluted EPS	308,607	294,155	306,284	307,962

Basic EPS:
Earnings from continuing operations	$1.38	$1.58	$4.27	$3.93
Earnings from discontinued operations	$—	$6.06	$—	$6.31
Earnings	$1.38	$7.64	$4.27	$10.24

Diluted EPS:
Earnings from continuing operations	$1.37	$1.58	$4.24	$3.91
Earnings from discontinued operations	$—	$6.03	$—	$6.00
Earnings	$1.37	$7.61	$4.24	$9.91
(1)    In the six months ended June 30, 2020, due to the dilutive effect of the series A preferred stock, the numerator used to calculate diluted EPS included an add-back of dividends declared on our series A preferred stock.
(2)    Includes 447 and 530 fully vested RSUs held in our Deferred Compensation Plan for the three months ended June 30, 2021 and 2020, respectively, and 454 and 536 of such RSUs for the six months ended June 30, 2021 and 2020, respectively. These fully vested RSUs are included in weighted-average common shares outstanding for basic EPS because there are no conditions under which the corresponding shares will not be issued.
(3)    Due to market fluctuations of both Sempra common stock and the comparative indices used to determine the vesting percentage of our total shareholder return performance-based RSUs, which we discuss in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report, dilutive RSUs may vary widely from period-to-period.

The potentially dilutive impact from stock options and RSUs is calculated under the treasury stock method. Under this method, proceeds based on the exercise price and unearned compensation are assumed to be used to repurchase shares on the open market at the average market price for the period, reducing the number of potential new shares to be issued and sometimes causing an antidilutive effect. The computation of diluted EPS for the three months and six months ended June 30, 2021 excludes 145,247 and 287,061 potentially dilutive shares, respectively, because to include them would be antidilutive for the period. The computation of diluted EPS for the three months and six months ended June 30, 2020 excludes 216,922 and 235,589 potentially dilutive shares, respectively, of such potentially dilutive shares. However, these shares could potentially dilute basic EPS in the future.
The potentially dilutive impact from mandatory convertible preferred stock is calculated under the if-converted method until the mandatory conversion date. After the mandatory conversion date, the converted shares are included in weighted-average common shares outstanding for basic EPS. As we discuss below in “Shareholders’ Equity and Noncontrolling Interests,” we converted our series A preferred stock into common stock on January 15, 2021. The computation of diluted EPS for both the three months and six months ended June 30, 2021 excludes 4,256,725 potentially dilutive shares. The computation of diluted EPS for the three months and six months ended June 30, 2020 excludes 18,450,579 and 4,612,645 potentially dilutive shares, respectively. We discuss the conversion of the series B preferred stock into common stock on July 15, 2021 below in “Shareholders’ Equity and Noncontrolling Interests.”
Pursuant to Sempra’s share-based compensation plans, the Compensation and Talent Committee of Sempra’s board of directors granted 222,620 nonqualified stock options, 323,889 performance-based RSUs and 142,105 service-based RSUs in the six months ended June 30, 2021, primarily in January.
We discuss share-based compensation plans and related awards and the terms and conditions of Sempra’s equity securities further in Notes 10, 13 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

COMPREHENSIVE INCOME
The following tables present the changes in AOCI by component and amounts reclassified out of AOCI to net income, excluding amounts attributable to NCI.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Three months ended June 30, 2021 and 2020
Sempra(2):
Balance at March 31, 2021	$(69)	$(239)	$(91)	$(399)
OCI before reclassifications	(19)	(36)	(2)	(57)
Amounts reclassified from AOCI	—	10	2	12
Net OCI(3)	(19)	(26)	—	(45)
Balance at June 30, 2021	$(88)	$(265)	$(91)	$(444)

Balance at March 31, 2020	$(745)	$(350)	$(95)	$(1,190)
OCI before reclassifications(4)	17	(13)	(14)	(10)
Amounts reclassified from AOCI(4)	645	2	11	658
Net OCI	662	(11)	(3)	648
Balance at June 30, 2020	$(83)	$(361)	$(98)	$(542)
SDG&E:
Balance at March 31, 2021 and June 30, 2021			$(10)	$(10)

Balance at March 31, 2020			$(16)	$(16)
Amounts reclassified from AOCI(4)			4	4
Net OCI			4	4
Balance at June 30, 2020			$(12)	$(12)
SoCalGas:
Balance at March 31, 2021		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at June 30, 2021		$(13)	$(17)	$(30)

Balance at March 31, 2020		$(13)	$(10)	$(23)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance at June 30, 2020		$(13)	$(9)	$(22)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.
(2)    Includes discontinued operations in 2020.
(3)    Total AOCI includes $24 million of foreign currency translation adjustments and $14 million of financial instruments associated with the IEnova exchange offer, which we discuss below in “Other Noncontrolling Interests – Sempra Mexico,” and which does not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).
(4)    Pension and Other Postretirement Benefits and Total AOCI include $3 million in transfers of liabilities from SDG&E to Sempra in 2020 related to the nonqualified pension plans.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT(1) (CONTINUED)
(Dollars in millions)
	Foreign currency translation adjustments	Financial instruments	Pension and other postretirement benefits	Total accumulated other comprehensive income (loss)
	Six months ended June 30, 2021 and 2020
Sempra(2):
Balance as of December 31, 2020	$(64)	$(331)	$(105)	$(500)
OCI before reclassifications	(24)	37	5	18
Amounts reclassified from AOCI	—	29	9	38
Net OCI(3)	(24)	66	14	56
Balance as of June 30, 2021	$(88)	$(265)	$(91)	$(444)

Balance as of December 31, 2019	$(607)	$(215)	$(117)	$(939)
OCI before reclassifications(4)	(121)	(167)	2	(286)
Amounts reclassified from AOCI(4)	645	21	17	683
Net OCI	524	(146)	19	397
Balance as of June 30, 2020	$(83)	$(361)	$(98)	$(542)
SDG&E:
Balance at December 31, 2020 and June 30, 2021			$(10)	$(10)

Balance as of December 31, 2019			$(16)	$(16)
Amounts reclassified from AOCI(4)			4	4
Net OCI			4	4
Balance as of June 30, 2020			$(12)	$(12)
SoCalGas:
Balance as of December 31, 2020		$(13)	$(18)	$(31)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2021		$(13)	$(17)	$(30)

Balance as of December 31, 2019		$(13)	$(10)	$(23)
Amounts reclassified from AOCI		—	1	1
Net OCI		—	1	1
Balance as of June 30, 2020		$(13)	$(9)	$(22)
(1)    All amounts are net of income tax, if subject to tax, and exclude NCI.
(2)    Includes discontinued operations in 2020.
(3)    Total AOCI includes $24 million of foreign currency translation adjustments and $14 million of financial instruments associated with the IEnova exchange offer, which we discuss below in “Other Noncontrolling Interests – Sempra Mexico,” and which does not impact the Condensed Consolidated Statement of Comprehensive Income (Loss).
(4)    Pension and Other Postretirement Benefits and Total AOCI include $3 million in transfers of liabilities from SDG&E to Sempra in 2020 related to the nonqualified pension plans.

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Three months ended June 30,
	2021	2020
Sempra:
Foreign currency translation adjustments	$—	$645	Income from Discontinued Operations, Net of Income Tax

Financial instruments:
Interest rate instruments	$(1)	$1	Interest Expense
Interest rate instruments	19	1	Equity Earnings(1)
Foreign exchange instruments	—	1	Other Income (Expense), Net
Interest rate and foreign exchange instruments	—	1	Interest Expense
	(7)	(4)	Other Income (Expense), Net
Total before income tax	11	—
	(1)	—	Income Tax (Expense) Benefit
Net of income tax	10	—
	—	2	Earnings Attributable to Noncontrolling Interests
	$10	$2
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$1	$1	Other Income (Expense), Net
Amortization of actuarial loss	—	6	Income from Discontinued Operations, Net of Income Tax
Amortization of prior service cost	1	1	Other Income (Expense), Net
Settlement charges	—	4	Other Income (Expense), Net
Total before income tax	2	12
	—	(2)	Income from Discontinued Operations, Net of Income Tax
	—	(2)	Income Tax (Expense) Benefit
Net of income tax	$2	$8

Total reclassifications for the period, net of tax	$12	$655
SDG&E:
Pension and other postretirement benefits(2):
Amortization of prior service cost	$—	$1	Other Income, Net
Total reclassifications for the period, net of tax	$—	$1
SoCalGas:
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$1	Other Income, Net
Total reclassifications for the period, net of tax	$1	$1
(1)    Equity earnings at Sempra Mexico are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Dollars in millions)
Details about accumulated other comprehensive income (loss) components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item on Condensed Consolidated Statements of Operations
	Six months ended June 30,
	2021	2020
Sempra:
Foreign currency translation adjustments	$—	$645	Income from Discontinued Operations, Net of Income Tax

Financial instruments:
Interest rate instruments	$1	$3	Interest Expense
Interest rate instruments	38	3	Equity Earnings(1)
Foreign exchange instruments	1	(2)	Revenues: Energy-Related Businesses
	—	(1)	Other Income (Expense), Net
Foreign exchange instruments	1	(2)	Equity Earnings(1)
Interest rate and foreign exchange instruments	—	1	Interest Expense
	(1)	37	Other Income (Expense), Net
Total before income tax	40	39
	(9)	(12)	Income Tax (Expense) Benefit
Net of income tax	31	27
	(2)	(6)	Earnings Attributable to Noncontrolling Interests
	$29	$21
Pension and other postretirement benefits(2):
Amortization of actuarial loss	$3	$3	Other Income (Expense), Net
Amortization of actuarial loss	—	6	Income from Discontinued Operations, Net of Income Tax
Amortization of prior service cost	2	2	Other Income (Expense), Net
Settlement charges	7	9	Other Income (Expense), Net
Total before income tax	12	20
	—	(2)	Income from Discontinued Operations, Net of Income Tax
	(3)	(4)	Income Tax (Expense) Benefit
Net of income tax	$9	$14

Total reclassifications for the period, net of tax	$38	$680
SDG&E:
Pension and other postretirement benefits(2):
Amortization of prior service cost	$—	$1	Other Income, Net
Total reclassifications for the period, net of tax	$—	$1
SoCalGas:
Pension and other postretirement benefits(2):
Amortization of prior service cost	$1	$1	Other Income, Net
Total reclassifications for the period, net of tax	$1	$1
(1)    Equity earnings at Sempra Mexico are recognized after tax.
(2)    Amounts are included in the computation of net periodic benefit cost (see “Pension and Other Postretirement Benefits” above).

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Sempra Series A Preferred Stock
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
Sempra Series B Preferred Stock
The terms of our series B preferred stock require a notice to holders when the aggregate adjustment to the conversion rates at which shares of series B preferred stock are convertible into shares of Sempra common stock is more than 1%. On July 7, 2021, we notified the holders of the series B preferred stock of such an adjustment. These adjustments, which resulted from the incremental impact of our second quarter dividend declared on our common stock and which became effective as of July 6, 2021, the ex-dividend date for such dividend, included adjustments to the minimum and maximum conversion rates and the related initial and threshold appreciation prices as shown in the following table:

CONVERSION RATES

Applicable market value per share of our common stock	Conversion rate (number of shares of our common stock to be received upon conversion of each share of series B preferred stock)
Greater than $135.0804 (which is the adjusted threshold appreciation price)	0.7403 shares (equal to $100.00 divided by the adjusted threshold appreciation price)
Equal to or less than $135.0804 but greater than or equal to $112.5746	Between 0.7403 and 0.8883 shares, determined by dividing $100.00 by the applicable market value of our common stock
Less than $112.5746 (which is the adjusted initial price)	0.8883 shares (equal to $100.00 divided by the adjusted initial price)
As of July 15, 2021, we had converted, pursuant to either early conversions at the election of the holder or the mandatory conversion of all outstanding shares, all 5,750,000 shares of series B preferred stock into an aggregate of 4,256,720 shares of our common stock and a nominal amount of cash in lieu of fractional share interests, based on a conversion rate of 0.7403 shares of our common stock for each issued and outstanding share of series B preferred stock. As a consequence, no shares of series B preferred stock were outstanding after July 15, 2021 and the 5,750,000 shares that were formerly series B preferred stock have returned to the status of authorized and unissued shares of preferred stock.
Sempra Series C Preferred Stock
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
Other Noncontrolling Interests

The following table provides information about NCI held by others in subsidiaries or entities consolidated by us and recorded in Other Noncontrolling Interests in Total Equity on Sempra’s Condensed Consolidated Balance Sheets.

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent ownership held by noncontrolling interests		Equity held by noncontrolling interests
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Sempra Mexico:
IEnova	3.6%	29.8%	$184	$1,487
ICM Ventures Holdings B.V.	17.5	17.5	6	7
Sempra LNG:
ECA LNG Phase 1	18.1	29.0	31	46
Parent and other:
PXiSE Energy Solutions, LLC	20.0	20.0	—	1
Total Sempra			$221	$1,541
Sempra Mexico
In May 2021, we acquired 381,015,194 publicly held shares of IEnova in exchange for 12,306,777 newly issued shares of our common stock upon completion of our exchange offer launched in the U.S. and Mexico. In addition to being traded on the New York Stock Exchange, Sempra’s common stock is now also listed on the Mexican Stock Exchange under the ticker symbol SRE.MX. We acquired the IEnova shares at an exchange ratio of 0.0323 shares of our common stock for each one IEnova ordinary share. In connection with the exchange offer, we recorded an increase in Sempra’s shareholders’ equity of $1,361 million, net of $12 million in transactions costs, and increased our ownership interest in IEnova from 70.2% to 96.4%.
We intend to launch a tender offer to acquire for cash the remaining 52,227,526 publicly held shares of IEnova that were not tendered in the exchange offer in the third quarter of 2021.
In the second quarter of 2020, IEnova repurchased 3,694,156 shares of its outstanding common stock held by NCI for $10 million, resulting in an increase in Sempra’s ownership interest in IEnova from 66.6% at December 31, 2019 to 66.8% at June 30, 2020.
In the first quarter of 2020, IEnova purchased additional shares in ICM Ventures Holdings B.V. for $9 million, increasing its ownership from 53.7% to 82.5%. ICM Ventures Holdings B.V. owns certain permits and land where IEnova is building a terminal for the receipt, storage and delivery of liquid fuels. On July 6, 2021, IEnova acquired the remaining 17.5% interest held by NCI in ICM Ventures Holdings B.V. for $7 million.
Sempra LNG
In March 2020, Sempra LNG purchased for $7 million the 24.6% minority interest in Liberty Gas Storage LLC, which owns 100% of LA Storage, LLC, increasing Sempra LNG’s ownership in Liberty Gas Storage LLC to 100%. Prior to the purchase, the minority partner converted $22 million in notes payable due from Sempra LNG to equity. As a result of the purchase, we recorded an increase in Sempra’s shareholders’ equity of $2 million for the difference between the carrying value and fair value related to the change in ownership.
Sempra Infrastructure Partners
Sale of NCI. On April 4, 2021, Sempra and its wholly owned subsidiary, Sempra Global, entered into a purchase and contribution agreement (the Purchase Agreement) with KKR Pinnacle Aggregator L.P., an affiliate of Kohlberg Kravis Roberts & Co. L.P. (KKR), pursuant to which KKR will acquire for an aggregate purchase price of $3.37 billion (the Purchase Price), subject to the adjustments described below, newly designated Class A Units representing 20% of the equity interests of Sempra Global. In preparation for closing the transaction, we are conducting an internal legal reorganization to consolidate the assets of Sempra LNG and our ownership in IEnova under Sempra Global, which will be renamed Sempra Infrastructure Partners. We anticipate completing this transaction around the end of the third quarter of 2021.
As we discuss above, we currently own 96.4% of the outstanding ordinary shares of IEnova and intend to launch a cash tender offer to acquire the remaining 52,227,526 publicly held shares of IEnova for cash. Under the terms of the Purchase Agreement, to the extent we do not acquire all of the outstanding shares of IEnova prior to closing, the Purchase Price may be subject to downward adjustment based on the results of the exchange and tender offers.

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
Pursuant to the Purchase Agreement, the parties made customary representations and warranties and agreed to various customary covenants that apply between the date the Purchase Agreement was signed and the closing. In addition, we have agreed to indemnify Sempra Infrastructure Partners for, among other things, certain losses arising from liabilities of Sempra Infrastructure Partners and its subsidiaries to the extent not primarily relating to the undertaking of the business of Sempra Infrastructure Partners, and we have agreed to indemnify KKR for losses attributable to pre-closing taxes. The consummation of the transaction is subject to receipt of regulatory approval in Mexico by the Comisión Federal de Competencia Económica (Mexico’s Competition Commission); certain other third-party approvals; the completion of our internal legal reorganization; and other customary closing conditions. We have agreed to pay at closing certain expenses KKR has incurred in connection with the transaction not to exceed $150 million. If the closing has not occurred on or before October 5, 2021, we and KKR would each have the right to unilaterally terminate the Purchase Agreement. We will be entitled to receive a reverse termination fee of $134.8 million from KKR if KKR fails to receive its financing proceeds by the closing and the transactions contemplated by the Purchase Agreement are otherwise ready to be consummated.
We have also entered into an accommodation and support agreement under which KKR, during the period beginning on the 31st day after the closing through December 31, 2025, may request one or more disbursements from Sempra up to an aggregate amount of $300 million. Any amounts disbursed will be repaid in full no later than the eighth anniversary of the date of closing and will bear compound interest at 5% per annum.
Limited Partnership Agreement. At the closing of the sale of NCI in Sempra Infrastructure Partners, Sempra will enter into a limited partnership agreement with KKR (the LP Agreement), which will govern our respective rights and obligations in respect of our ownership of Sempra Infrastructure Partners. We will maintain control of Sempra Infrastructure Partners with KKR having certain minority protections commensurate with the size of its investment, and we will own and control the general partner of Sempra Infrastructure Partners.
Sempra Infrastructure Partners will initially have two authorized classes of units, designated as “Class A Units” (which are common voting units) and “Sole Risk Interests.” The interests in the general partner will be owned separately by us. If KKR approves our request that a project proposed to be developed by Sempra Infrastructure Partners not be pursued jointly, or if KKR decides not to participate in any proposed project for which we nevertheless desire to make a positive final investment decision, we will be permitted to proceed with such project either independently through a different investment vehicle or as a “Sole Risk Project” within Sempra Infrastructure Partners and receive Sole Risk Interests in respect thereof. Sole Risk Projects will be separated from other Sempra Infrastructure Partners projects and will be conducted at our sole cost, expense and liability and we will receive, through the acquisition of Sole Risk Interests, all economic and other benefits from any such proposed projects. KKR will not be entitled to any benefits or rights in respect of any Sole Risk Project. Upon the formation of Sempra Infrastructure Partners, the Guaymas-El Oro segment of the Sonora pipeline at IEnova will constitute a Sole Risk Project. After the closing date, KKR will have certain discretionary rights to cause the Guaymas-El Oro segment of the Sonora pipeline to cease to be a Sole Risk Project, until a specified date.
Under the LP Agreement, Sempra Infrastructure Partners’ general partner will delegate its authority to manage Sempra Infrastructure Partners to a board of managers comprised of members designated by us and by KKR. Matters will generally be decided by majority vote. The managers designated by us and the managers designated by KKR will each, as a group, have voting power equivalent to the ownership percentage of their respective designating member. However, Sempra Infrastructure Partners and its controlled subsidiaries will be prohibited from taking certain actions without the prior written approval of KKR (subject to KKR maintaining certain ownership thresholds in Sempra Infrastructure Partners).
The LP Agreement will contain certain default remedies if we or KKR fails to fund any amounts required to be funded under the LP Agreement.
The LP Agreement will also require that Sempra Infrastructure Partners distribute to us and to KKR at least 85% of distributable cash of Sempra Infrastructure Partners and its subsidiaries on a quarterly basis, subject to certain exceptions and reserves. Generally, distributions from Sempra Infrastructure Partners will be made to us and KKR on a pro rata basis in accordance with our and their respective ownership interests in Sempra Infrastructure Partners. However, KKR will be entitled to certain priority distributions in the event of material deviations between certain specified projected cash flows and actual cash flows. Additionally, KKR will be entitled to certain priority distributions in the event a specified project that has a positive final investment decision does not have projected internal rates of return over a specified threshold or in the event we have not made positive final investment decisions by certain dates on certain LNG projects that are currently in development.
In addition, under the LP Agreement, both parties are granted customary registration rights in the event of an initial public offering of Sempra Infrastructure Partners and are subject to certain customary restrictions on transfers of their interests in Sempra Infrastructure Partners.
Discontinued Operations
As we discuss in Note 5, we completed the sales of our equity interests in our Peruvian and Chilean businesses in the second quarter of 2020. The minority interests in Luz del Sur and Tecsur were deconsolidated upon the sale of our Peruvian businesses in April 2020, and the minority interests in Chilquinta Energía and its subsidiaries were deconsolidated upon the sale of our Chilean businesses in June 2020.

TRANSACTIONS WITH AFFILIATES
We summarize amounts due from and to unconsolidated affiliates at Sempra, SDG&E and SoCalGas in the following table.

AMOUNTS DUE FROM (TO) UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	June 30, 2021	December 31, 2020
Sempra:
Total due from various unconsolidated affiliates – current	$11	$20

Sempra Mexico(1):
ESJ – Note due December 31, 2022, net of negligible allowance for credit losses at December 31, 2020(2)	$—	$85
IMG JV – Note due March 15, 2022, net of allowance for credit losses of $1 and $3 at June 30, 2021 and December 31, 2020, respectively(3)	702	695
Total due from unconsolidated affiliates – noncurrent	$702	$780

Sempra Mexico – TAG Pipelines Norte, S. de. R.L. de C.V. – Note due December 20, 2021(1)(4)	$(42)	$(41)
Various affiliates	—	(4)
Total due to various unconsolidated affiliates – current	$(42)	$(45)

Sempra Mexico(1)(5):
TAG Pipelines Norte, S. de. R.L. de C.V.:
5.5% Note due January 9, 2024	$(70)	$(68)
5.5% Note due January 14, 2025	(21)	—
TAG JV – 5.74% Note due December 17, 2029	(171)	(166)
Total due to unconsolidated affiliates – noncurrent	$(262)	$(234)
SDG&E:
Sempra	$(22)	$(38)
SoCalGas	(12)	(21)
Various affiliates	(10)	(5)
Total due to unconsolidated affiliates – current	$(44)	$(64)

Income taxes due from Sempra(6)	$21	$—
SoCalGas:
SDG&E	$12	$21
Various affiliates	1	1
Total due from unconsolidated affiliates – current	$13	$22

Sempra	$(36)	$(31)
Pacific Enterprises	(25)	—
Total due to unconsolidated affiliates – current	$(61)	$(31)

Income taxes due to Sempra(6)	$(39)	$(37)
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
(3)    Mexican peso-denominated revolving line of credit for up to 14.2 billion Mexican pesos or approximately $711 million U.S. dollar-equivalent at June 30, 2021, at a variable interest rate based on the 91-day Interbank Equilibrium Interest Rate plus 220 bps (6.79% at June 30, 2021), to finance construction of a natural gas marine pipeline. At both June 30, 2021 and December 31, 2020, $2 million of accrued interest receivable is included in Due from Unconsolidated Affiliates – Current. At June 30, 2021, we classified this revolving line of credit as noncurrent because we expect to extend the maturity date on a long-term basis prior to its stated maturity date.
(4)    U.S. dollar-denominated loan at a variable interest rate based on 6-month LIBOR plus 290 bps (3.06% at June 30, 2021).
(5)     U.S. dollar-denominated loan at a fixed interest rate.
(6)    SDG&E and SoCalGas are included in the consolidated income tax return of Sempra and their respective income tax expense is computed as an amount equal to that which would result from each company having always filed a separate return.

The following table summarizes income statement information from unconsolidated affiliates.

INCOME STATEMENT IMPACT FROM UNCONSOLIDATED AFFILIATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sempra:
Revenues	$7	$10	$15	$22
Cost of sales	—	15	11	26
Interest income	12	15	27	32
Interest expense	3	4	7	7
SDG&E:
Revenues	$2	$2	$4	$3
Cost of sales	27	22	55	39
SoCalGas:
Revenues	$23	$20	$48	$38
Cost of sales	—	—	3	—
Guarantees
Sempra provided guarantees related to Cameron LNG JV’s construction-period debt, which were terminated in March 2021, as well as guarantees related to Cameron LNG JV’s SDSRA and CFIN’s Support Agreement, which remain outstanding. We discuss these guarantees in Note 6 below and in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER INCOME (EXPENSE), NET
Other income (expense), net, consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sempra:
Allowance for equity funds used during construction	$34	$31	$72	$62
Investment gains (losses)(1)	19	30	28	(7)
Gains (losses) on interest rate and foreign exchange instruments, net	7	5	(23)	(148)
Foreign currency transaction gains (losses), net(2)	26	13	7	(110)
Non-service component of net periodic benefit (cost) credit	(15)	(23)	14	3
Interest on regulatory balancing accounts, net	2	11	3	13
Sundry, net	(1)	(5)	6	(5)
Total	$72	$62	$107	$(192)
SDG&E:
Allowance for equity funds used during construction	$22	$19	$45	$40
Non-service component of net periodic benefit (cost) credit	(4)	(5)	5	3
Interest on regulatory balancing accounts, net	2	6	3	8
Sundry, net	2	(2)	4	(2)
Total	$22	$18	$57	$49
SoCalGas:
Allowance for equity funds used during construction	$11	$10	$23	$18
Non-service component of net periodic benefit (cost) credit	(9)	(13)	19	12
Interest on regulatory balancing accounts, net	—	5	—	5
Sundry, net	(4)	(4)	(5)	(7)
Total	$(2)	$(2)	$37	$28
(1)    Represents investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are offset by corresponding changes in compensation expense related to the plans, recorded in O&M on the Condensed Consolidated Statements of Operations.
(2)    Includes gains of $28 million and $5 million in the three months and six months ended June 30, 2021, respectively, and gains of $14 million and losses of $135 million in the three months and six months ended June 30, 2020, respectively, from translation to U.S. dollars of a Mexican peso-denominated loan to IMG JV, which are offset by corresponding amounts included in Equity Earnings on the Condensed Consolidated Statements of Operations.

INCOME TAXES
We provide our calculations of ETRs in the following table.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sempra:
Income tax expense (benefit) from continuing operations	$139	$168	$297	$(39)

Income from continuing operations before income taxes and equity earnings	$281	$463	$1,049	$860
Equity earnings, before income tax(1)	185	84	320	41
Pretax income	$466	$547	$1,369	$901

Effective income tax rate	30%	31%	22%	(4)%
SDG&E:
Income tax expense	$33	$70	$78	$128
Income before income taxes	$219	$263	$476	$583
Effective income tax rate	15%	27%	16%	22%
SoCalGas:
Income tax expense	$8	$49	$102	$101
Income before income taxes	$103	$196	$604	$551
Effective income tax rate	8%	25%	17%	18%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted ETR anticipated for the full year. Unusual and infrequent items and items that cannot be reliably estimated are recorded in the interim period in which they occur, which can result in variability in the ETR.
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
We record income tax (expense) benefit from the transactional effects of foreign currency and inflation. Through the first quarter of 2021, such effects were offset by net gains (losses) from foreign currency derivatives that were hedging Sempra Mexico parent’s exposure to movements in the Mexican peso from its controlling interest in IEnova.
Discontinued Operations
In January 2019, our board of directors approved a plan to sell our South American businesses. We completed the sales in the second quarter of 2020, as we discuss in Note 5. Because of our decision to sell our South American businesses, we no longer asserted indefinite reinvestment of basis differences related to these businesses. Accordingly, in the six months ended June 30, 2020, we recorded a $7 million income tax benefit from changes in outside basis differences in our discontinued operations in South America.

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

DISAGGREGATED REVENUES
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra LNG	Consolidating adjustments and Parent and Other	Sempra
	Three months ended June 30, 2021
By major service line:
Utilities	$1,170	$1,062	$17	$—	$(25)	$2,224
Energy-related businesses	—	—	254	48	(56)	246
Revenues from contracts with customers	$1,170	$1,062	$271	$48	$(81)	$2,470

By market:
Gas	$162	$1,062	$180	$47	$(66)	$1,385
Electric	1,008	—	91	1	(15)	1,085
Revenues from contracts with customers	$1,170	$1,062	$271	$48	$(81)	$2,470

Revenues from contracts with customers	$1,170	$1,062	$271	$48	$(81)	$2,470
Utilities regulatory revenues	148	62	—	—	—	210
Other revenues	—	—	133	4	(76)	61
Total revenues	$1,318	$1,124	$404	$52	$(157)	$2,741

	Six months ended June 30, 2021
By major service line:
Utilities	$2,386	$2,719	$44	$—	$(52)	$5,097
Energy-related businesses	—	—	535	116	(137)	514
Revenues from contracts with customers	$2,386	$2,719	$579	$116	$(189)	$5,611

By market:
Gas	$435	$2,719	$404	$114	$(169)	$3,503
Electric	1,951	—	175	2	(20)	2,108
Revenues from contracts with customers	$2,386	$2,719	$579	$116	$(189)	$5,611

Revenues from contracts with customers	$2,386	$2,719	$579	$116	$(189)	$5,611
Utilities regulatory revenues	269	(87)	—	—	—	182
Other revenues	—	—	192	132	(117)	207
Total revenues	$2,655	$2,632	$771	$248	$(306)	$6,000

DISAGGREGATED REVENUES (CONTINUED)
(Dollars in millions)
	SDG&E	SoCalGas	Sempra Mexico	Sempra LNG	Consolidating adjustments and Parent and other	Sempra
	Three months ended June 30, 2020
By major service line:
Utilities	$1,050	$904	$10	$—	$(22)	$1,942
Energy-related businesses	—	—	174	9	(1)	182
Revenues from contracts with customers	$1,050	$904	$184	$9	$(23)	$2,124

By market:
Gas	$138	$904	$133	$7	$(21)	$1,161
Electric	912	—	51	2	(2)	963
Revenues from contracts with customers	$1,050	$904	$184	$9	$(23)	$2,124

Revenues from contracts with customers	$1,050	$904	$184	$9	$(23)	$2,124
Utilities regulatory revenues	185	106	—	—	—	291
Other revenues	—	—	91	60	(40)	111
Total revenues	$1,235	$1,010	$275	$69	$(63)	$2,526

	Six months ended June 30, 2020
By major service line:
Utilities	$2,309	$2,448	$30	$—	$(41)	$4,746
Energy-related businesses	—	—	372	21	(8)	385
Revenues from contracts with customers	$2,309	$2,448	$402	$21	$(49)	$5,131

By market:
Gas	$392	$2,448	$280	$18	$(44)	$3,094
Electric	1,917	—	122	3	(5)	2,037
Revenues from contracts with customers	$2,309	$2,448	$402	$21	$(49)	$5,131

Revenues from contracts with customers	$2,309	$2,448	$402	$21	$(49)	$5,131
Utilities regulatory revenues	195	(43)	—	—	—	152
Other revenues	—	—	182	171	(81)	272
Total revenues	$2,504	$2,405	$584	$192	$(130)	$5,555

Remaining Performance Obligations
For contracts greater than one year, at June 30, 2021, we expect to recognize revenue related to the fixed fee component of the consideration as shown below. SoCalGas did not have any such performance obligations at June 30, 2021.

REMAINING PERFORMANCE OBLIGATIONS(1)
(Dollars in millions)
	Sempra	SDG&E
2021 (excluding first six months of 2021)	$180	$2
2022	406	4
2023	407	4
2024	351	4
2025	351	4
Thereafter	4,389	67
Total revenues to be recognized	$6,084	$85
(1)    Excludes intercompany transactions.
Contract Liabilities from Revenues from Contracts with Customers
Activities within Sempra’s and SDG&E’s contract liabilities are presented below. There were no contract liabilities at SoCalGas in the six months ended June 30, 2021 or 2020.

CONTRACT LIABILITIES
(Dollars in millions)
	2021	2020
Sempra:
Contract liabilities at January 1	$(207)	$(163)
Revenue from performance obligations satisfied during reporting period	49	2
Payments received in advance	(1)	—
Contract liabilities at June 30(1)	$(159)	$(161)
SDG&E:
Contract liabilities at January 1	$(87)	$(91)
Revenue from performance obligations satisfied during reporting period	2	2
Contract liabilities at June 30(1)	$(85)	$(89)
(1)     At June 30, 2021, includes $6 million and $4 million in Other Current Liabilities and $153 million and $81 million in Deferred Credits and Other on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets, respectively.
Receivables from Revenues from Contracts with Customers
The table below shows receivable balances associated with revenues from contracts with customers on the Condensed Consolidated Balance Sheets.

RECEIVABLES FROM REVENUES FROM CONTRACTS WITH CUSTOMERS
(Dollars in millions)
	June 30, 2021	December 31, 2020
Sempra:
Accounts receivable – trade, net	$1,265	$1,447
Accounts receivable – other, net	15	12
Due from unconsolidated affiliates – current(1)	2	3
Total	$1,282	$1,462
SDG&E:
Accounts receivable – trade, net	$635	$573
Accounts receivable – other, net	8	8
Due from unconsolidated affiliates – current(1)	3	2
Total	$646	$583
SoCalGas:
Accounts receivable – trade, net	$541	$786
Accounts receivable – other, net	7	4
Total	$548	$790
(1)     Amount is presented net of amounts due to unconsolidated affiliates on the Condensed Consolidated Balance Sheets, when right of offset exists.

NOTE 4. REGULATORY MATTERS
We discuss regulatory matters in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report and provide updates to those discussions and information about new regulatory matters below.
REGULATORY ASSETS AND LIABILITIES
We show the details of regulatory assets and liabilities in the following table.

REGULATORY ASSETS (LIABILITIES)
(Dollars in millions)
	June 30, 2021	December 31, 2020

SDG&E:
Fixed-price contracts and other derivatives	$(82)	$(53)
Deferred income taxes recoverable in rates	86	22
Pension and other postretirement benefit plan obligations	41	50
Removal obligations	(2,199)	(2,121)
Environmental costs	55	56
Sunrise Powerlink fire mitigation	120	121
Regulatory balancing accounts(1)(2)
Commodity – electric	175	72
Gas transportation	10	35
Safety and reliability	61	67
Public purpose programs	(110)	(158)
2019 GRC retroactive impacts	28	56
Other balancing accounts	328	233
Other regulatory assets, net(2)	95	72
Total SDG&E	(1,392)	(1,548)
SoCalGas:
Deferred income taxes recoverable (refundable) in rates	13	(82)
Pension and other postretirement benefit plan obligations	406	417
Employee benefit costs	37	37
Removal obligations	(662)	(685)
Environmental costs	35	36
Regulatory balancing accounts(1)(2)
Commodity – gas, including transportation	(127)	(56)
Safety and reliability	305	335
Public purpose programs	(176)	(253)
2019 GRC retroactive impacts	101	202
Other balancing accounts	(52)	(58)
Other regulatory assets, net(2)	121	75
Total SoCalGas	1	(32)
Sempra Mexico:
Deferred income taxes recoverable in rates	80	80
Total Sempra	$(1,311)	$(1,500)
(1)    At June 30, 2021 and December 31, 2020, the noncurrent portion of regulatory balancing accounts – net undercollected for SDG&E was $256 million and $139 million, respectively, and for SoCalGas was $388 million and $218 million, respectively.
(2)    Includes regulatory assets earning a return.

CALIFORNIA UTILITIES
COVID-19 Pandemic Protections
In March 2020, the CPUC required that all energy companies under its jurisdiction, including the California Utilities, take action to implement several emergency customer protection measures to support California customers affected by the COVID-19 pandemic for up to one year. The customer protection measures were mandatory for all residential and small business customers. In February 2021, the CPUC extended the customer protection measures through June 2021. In June 2021, the CPUC further extended the suspension of service disconnections for nonpayment by these customers through September 2021, which provides time for the California Utilities to notify residential and small business customers in arrears and enroll such customers in long-term repayment plans. The CPUC is continuing to consider the impacts of any state or federal relief programs on customer arrearages and if further debt relief is warranted.
In April 2021, the CPUC expanded suspension of service disconnections to medium-large commercial and industrial customers through June 2021, thereby including the entire customer population except SoCalGas’ noncore customers. The measures were effective December 30, 2020. In June 2021, the CPUC extended suspensions of service disconnections for nonpayment by these customers through September 2021.
Each of the California Utilities has been authorized to track and request recovery of incremental costs associated with complying with customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from customers’ failure to pay. The California Utilities expect to pursue recovery of small and medium-large commercial and industrial customers’ tracked costs in rates in a future CPUC proceeding, which recovery is not assured. Uncollectible expenses related to residential customers are recorded in a two-way balancing account as we discuss below.
Disconnection OIR
In June 2020, the CPUC issued a decision to adopt certain customer protections to reduce residential customer disconnections and improve reconnection processes, including, among other things, imposing limitations on service disconnections, elimination of deposit requirements and reconnection fees, establishment of the AMP that provides successfully participating, income-qualified residential customers with relief from outstanding utility bill amounts, and increased outreach and marketing efforts. As permitted by the decision, each of the California Utilities has established a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills, including as a result of the relief from outstanding utility bill amounts provided under the AMP.
CPUC GRC
The CPUC uses GRCs to set rates designed to allow the California Utilities to recover their reasonable operating costs and to provide the opportunity to realize their authorized rates of return on their investments.
In January 2020, the CPUC issued a final decision implementing a four-year GRC cycle for California IOUs and the California Utilities were directed to file a petition for modification to revise their 2019 GRC to add two additional attrition years, resulting in a transitional five-year GRC period (2019-2023). The California Utilities filed the petition in April 2020.
In May 2021, the CPUC issued a final decision approving the California Utilities’ request to continue their authorized post-test year mechanisms for 2022 and 2023. For SDG&E, the decision authorizes revenue requirement increases of $87 million (3.92%) for 2022 and $86 million (3.70%) for 2023. For SoCalGas, the decision authorizes revenue requirement increases of $142 million (4.53%) for 2022 and $130 million (3.97%) for 2023.
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
SDG&E’s TO4 ROE of 10.05% was the basis of SDG&E’s FERC-related revenue recognition until March 2020, when the FERC approved the settlement terms that SDG&E and all settling parties reached in October 2019 on SDG&E’s TO5 filing. The settlement agreement provided for a ROE of 10.60%, consisting of a base ROE of 10.10% plus an additional 50 bps for participation in the California ISO (the California ISO adder). If the FERC issues an order ruling that California IOUs are no longer eligible for the California ISO adder, SDG&E would refund the California ISO adder as of the refund effective date (June 1, 2019) if such a refund is determined to be required by the terms of the TO5 settlement. The TO5 term is effective June 1, 2019 and shall remain in effect each calendar year until terminated by a notice at least six months before the end of a calendar year. In the first quarter of 2020, SDG&E recorded retroactive revenues of $12 million related to 2019, and additional FERC revenues of $17 million to conclude a rate base matter, net of certain refunds to be paid to CPUC-jurisdictional customers.
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
Pursuant to the CPUC ruling, intervenors representing ratepayers questioned SDG&E’s management of the program and alleged that certain program expenditures did not benefit the purpose of the program. As a result of the inquiry, SDG&E voluntarily expanded its review to include the program year 2019. Based on this review, SDG&E concluded some concessions were appropriate, which included refunding certain costs to customers and reducing certain performance-based incentives. Accordingly, in the second quarter of 2020, SDG&E reduced revenues by $15 million for aggregate amounts recognized in program years 2017, 2018 and 2019. In the third quarter of 2020, SDG&E reduced revenues by an additional $36 million and recorded a fine of $6 million. The after-tax impact for the year ended December 31, 2020 was $44 million. In October 2020, SDG&E executed a settlement agreement with intervenors consistent with these concessions. In August 2021, the CPUC issued a proposed decision approving the settlement agreement.
SOCALGAS
OSCs – Energy Efficiency and Advocacy
In October 2019, the CPUC issued an OSC to determine whether SoCalGas should be sanctioned for violation of certain CPUC code sections and orders. The OSC stemmed from a short period of transitional energy efficiency (EE) codes and standards advocacy activities undertaken by SoCalGas in 2018, following a CPUC decision disallowing SoCalGas’ future engagement in EE statewide codes and standards advocacy. We expect a CPUC decision on this OSC in the fourth quarter of 2021.
In December 2019, the CPUC issued a second OSC to determine whether SoCalGas is entitled to the EE program’s shareholder incentives for codes and standards advocacy in 2016 and 2017, whether its shareholders should bear the costs of those advocacy activities, and to address whether any other remedies are appropriate. The scope of this OSC was later expanded to include EE program years 2014 and 2015, and SoCalGas’ engagement with local governments on proposed reach codes. In April 2021, the assigned Administrative Law Judge issued a Presiding Officer’s Decision (POD) on the second OSC. The POD finds no violations and assesses no fines or penalties but finds that SoCalGas spent ratepayer funds on activities that were not aligned with the CPUC’s intent for EE codes and standards advocacy. The POD, which is currently under appeal by intervenors, orders customer refunds that SoCalGas expects will be negligible (subject to a CPUC audit). Additionally, the POD proposed precluding SoCalGas from seeking cost recovery associated with EE codes and standards advocacy programs until lifted by the CPUC, and orders certain nonfinancial remedies.
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
Sempra Mexico
ESJ
On March 19, 2021, IEnova completed the acquisition of Saavi Energía’s 50% equity interest in ESJ for a purchase price of approximately $65 million (net of $14 million of acquired cash and cash equivalents) plus the assumption of $277 million in debt (including $94 million owed from ESJ to IEnova that eliminates upon consolidation). IEnova previously accounted for its 50% interest in ESJ as an equity method investment. This acquisition increased IEnova’s ownership interest in ESJ from 50% to 100%. We accounted for this asset acquisition using a cost accumulation model whereby the cost of the acquisition and carrying value of our previously held interest in ESJ ($34 million) were allocated to assets acquired ($458 million) and liabilities assumed ($345 million) based on their relative fair values. ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E under a long-term PPA. IEnova recorded a $190 million intangible asset for the relative fair value of the PPA that will be amortized over a period of 14 years against revenues. ESJ is constructing a second wind power generation facility with a nameplate capacity of 108 MW that we expect will be completed in the first quarter of 2022.

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
In the three months and six months ended June 30, 2020, the pretax gains from the sales of our South American businesses are included in Gain on Sale of Discontinued Operations in the table below and the after-tax gains are included in Income from Discontinued Operations, Net of Income Tax, on Sempra’s Condensed Consolidated Statements of Operations.
Summarized results from discontinued operations were as follows:

DISCONTINUED OPERATIONS
(Dollars in millions)
	Three months ended June 30, 2020(1)	Six months ended June 30, 2020(1)
Revenues	$170	$570
Cost of sales	(111)	(364)
Gain on sale of discontinued operations	2,915	2,915
Operating expenses	(20)	(66)
Interest and other	(3)	(3)
Income before income taxes	2,951	3,052
Income tax expense	(1,174)	(1,195)
Income from discontinued operations, net of income tax	1,777	1,857
Earnings attributable to noncontrolling interests	(2)	(10)
Earnings from discontinued operations attributable to Sempra	$1,775	$1,847
(1)    Results include activity until the sale of our Peruvian businesses on April 24, 2020 and Chilean businesses on June 24, 2020.

As a result of the sales of our South American businesses, in the second quarter of 2020, we reclassified $645 million of cumulative foreign currency translation losses from AOCI to Gain on Sale of Discontinued Operations, which is included in Income from Discontinued Operations, Net of Income Tax, on Sempra’s Condensed Consolidated Statements of Operations.

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
In the six months ended June 30, 2021 and 2020, Sempra contributed $100 million and $139 million, respectively, to Oncor Holdings, and Oncor Holdings distributed $162 million and $146 million, respectively, in dividends to Sempra.
We provide summarized income statement information for Oncor Holdings in the following table.

SUMMARIZED FINANCIAL INFORMATION – ONCOR HOLDINGS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating revenues	$1,147	$1,090	$2,286	$2,162
Operating expenses	(836)	(767)	(1,665)	(1,568)
Income from operations	311	323	621	594
Interest expense	(102)	(102)	(204)	(203)
Income tax expense	(34)	(37)	(70)	(65)
Net income	167	173	332	302
Noncontrolling interest held by TTI	(34)	(35)	(67)	(61)
Earnings attributable to Sempra(1)	133	138	265	241
(1)    Excludes adjustments to equity earnings related to amortization of a tax sharing liability associated with a tax sharing arrangement and changes in basis differences in AOCI within the carrying value of our equity method investment.
SEMPRA MEXICO
ESJ
As we discuss in Note 5, on March 19, 2021, IEnova completed the acquisition of the remaining 50% equity interest in ESJ and ESJ became a wholly owned, consolidated subsidiary. Prior to the acquisition date, IEnova owned 50% of ESJ and accounted for its interest as an equity method investment. In each of the six months ended June 30, 2021 and 2020, ESJ distributed a $4 million return of investment to IEnova.

SEMPRA LNG
Cameron LNG JV
In the six months ended June 30, 2021 and 2020, Cameron LNG JV distributed to Sempra LNG dividends of $378 million, of which $165 million relates to the distribution from Cameron LNG JV’s SDSRA that we discuss below, and $74 million, respectively.
In March 2021, Cameron LNG JV reached financial completion of the three-train liquefaction project, and Sempra’s related guarantees for a maximum aggregate amount of $4.0 billion were terminated. We discuss these guarantees in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra Promissory Note for SDSRA Distribution
Cameron LNG JV’s debt agreements require Cameron LNG JV to maintain the SDSRA, which is an additional reserve account beyond the Senior Debt Service Accrual Account where funds accumulate from operations to satisfy senior debt obligations due and payable on the next payment date. Both accounts can be funded with cash or authorized investments. In June 2021, Sempra LNG received a distribution of $165 million based on its proportionate share of the SDSRA, for which Sempra provided a promissory note and letters of credit to secure a proportionate share of Cameron LNG JV’s obligation to fund the SDSRA. Sempra’s maximum exposure to loss is replenishment of the amount withdrawn by Sempra LNG from the SDSRA, or $165 million. We recorded a guarantee liability of $1 million and $21 million in Other Current Liabilities and Deferred Credits and Other, respectively, on Sempra’s Condensed Consolidated Balance Sheet for the fair value of the promissory note, which will be reduced over the duration of the guarantee through Sempra LNG’s investment in Cameron LNG JV. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra LNG from the SDSRA.
Sempra Support Agreement for CFIN
In July 2020, CFIN entered into a financing arrangement with Cameron LNG JV’s four project owners and received aggregate proceeds of $1.5 billion from two project owners and from external lenders on behalf of the other two project owners (collectively, the affiliate loans), based on their proportionate ownership interest in Cameron LNG JV. CFIN used the proceeds from the affiliate loans to provide a loan to Cameron LNG JV. The affiliate loans mature in 2039. Principal and interest will be paid from Cameron LNG JV’s project cash flows from its three-train natural gas liquefaction facility. Cameron LNG JV used the proceeds from its loan to return equity to its project owners. Sempra used its $753 million share of the proceeds for working capital and other general corporate purposes, including the repayment of indebtedness.
Sempra LNG’s $753 million proportionate share of the affiliate loans, based on its 50.2% ownership interest in Cameron LNG JV, was funded by external lenders comprised of a syndicate of eight banks (the bank debt) to whom Sempra has provided a guarantee pursuant to a Support Agreement, as amended on June 29, 2021, under which:
▪Sempra has severally guaranteed repayment of the bank debt plus accrued and unpaid interest if CFIN fails to pay the external lenders;
▪the external lenders may exercise an option to put the bank debt to Sempra LNG upon the occurrence of certain events, including a failure by CFIN to meet its payment obligations under the bank debt;
▪the external lenders will put some or all of the bank debt to Sempra LNG on the fifth, tenth, or fifteenth anniversary date of the affiliate loans, except the portion of the debt owed to any external lender that has elected not to participate in the put option six months prior to the respective anniversary date;
▪Sempra LNG also has a right to call the bank debt back from, or to refinance the bank debt with, the external lenders at any time; and
▪the Support Agreement will terminate upon full repayment of the bank debt, including repayment following an event in which the bank debt is put to Sempra LNG.
In exchange for this guarantee, the external lenders will pay a guarantee fee that is based on the credit rating of Sempra’s long-term senior unsecured non-credit enhanced debt rating, which guarantee fee Sempra LNG will recognize as interest income as earned. Sempra’s maximum exposure to loss is the bank debt plus any accrued and unpaid interest and related fees, subject to a liability cap of 130% of the bank debt, or $979 million. We measure the Support Agreement at fair value, net of related guarantee fees, on a recurring basis (see Note 9). At June 30, 2021, the fair value of the Support Agreement was $4 million, of which $7 million is included in Other Current Assets offset by $3 million included in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheet.

RBS SEMPRA COMMODITIES
As we discuss in Note 11, in the first quarter of 2020, we recorded a charge of $100 million in Equity Earnings on Sempra’s Condensed Consolidated Statement of Operations representing our share of estimated losses in excess of the carrying value of our equity method investment in RBS Sempra Commodities. In the second quarter of 2021, we reduced this charge by $50 million based on the favorable outcome of a settlement with HMRC and revised assumptions on the High Court of Justice case. At June 30, 2021, $50 million is included in Other Current Liabilities on Sempra’s Condensed Consolidated Balance Sheet.

NOTE 7. DEBT AND CREDIT FACILITIES
LINES OF CREDIT
Primary U.S. Committed Lines of Credit
In May 2021, Sempra Global assigned its $3.2 billion, five-year committed line of credit facility to Sempra and Sempra assumed all rights and responsibilities under the credit agreement. Also, in May 2021, Sempra established a commercial paper program to replace Sempra Global’s commercial paper program that was terminated in June 2021.
At June 30, 2021, Sempra had an aggregate capacity of $6.7 billion from primary U.S. committed lines of credit, which provide liquidity and support commercial paper. The principal terms of these committed lines of credit, which expire in May 2024, are described below and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

PRIMARY U.S. COMMITTED LINES OF CREDIT
(Dollars in millions)
	June 30, 2021
	Total facility	Commercial paper outstanding(1)(2)	Available unused credit
Sempra(3)	$4,435	$(1,117)	$3,318
SDG&E(4)	1,500	(437)	1,063
SoCalGas(4)	750	(143)	607
Total	$6,685	$(1,697)	$4,988
(1)    Because the commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
(2)    Commercial paper outstanding is before reductions of a negligible amount of unamortized discount.
(3)    The facility also provides for issuance of $200 million of letters of credit on behalf of Sempra with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, Sempra has the right to increase the letter of credit commitment up to $500 million. No letters of credit were outstanding at June 30, 2021.
(4)    The facility also provides for issuance of $100 million of letters of credit on behalf of the borrowing utility with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit. Subject to obtaining commitments from existing or new lenders and satisfaction of other specified conditions, the borrowing utility has the right to increase the letter of credit commitment up to $250 million. No letters of credit were outstanding at June 30, 2021.

Sempra, SDG&E and SoCalGas each must maintain a ratio of indebtedness to total capitalization (as defined in each of the applicable credit facilities) of no more than 65% at the end of each quarter. At June 30, 2021, each entity was in compliance with this ratio under its respective credit facility.

Foreign Committed Lines of Credit
Our foreign operations in Mexico have additional committed lines of credit aggregating $1.8 billion at June 30, 2021. The principal terms of these committed lines of credit are described in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

FOREIGN COMMITTED LINES OF CREDIT
(U.S. dollar equivalent in millions)
	June 30, 2021
Expiration date of facility	Total facility	Amounts outstanding	Available unused credit
February 2024	$1,500	$(189)	$1,311
September 2021	280	(280)	—
Total	$1,780	$(469)	$1,311

In addition to its committed lines of credit, IEnova has a three-year $20 million uncommitted revolving credit facility with Scotiabank Inverlat S.A. (borrowings may be made in either U.S. dollars or Mexican pesos) and a three-year $100 million uncommitted revolving credit facility with The Bank of Nova Scotia (borrowings may only be made in U.S. dollars). Both credit facilities expire in October 2023. At June 30, 2021, available unused credit on these lines was $20 million.
Letters of Credit
Outside of our domestic and foreign committed credit facilities, we have bilateral unsecured standby letter of credit capacity with select lenders that is uncommitted and supported by reimbursement agreements. At June 30, 2021, we had approximately $680 million in standby letters of credit outstanding under these agreements.
TERM LOAN
In June 2021, SDG&E entered into a $375 million, 364-day term loan with a maturity date of June 27, 2022. At June 30, 2021, there were no borrowings outstanding under this agreement. In July 2021, SDG&E borrowed $200 million, net of negligible issuance costs, under the term loan. The borrowing bears interest at benchmark rates plus 62.5 bps. The term loan provides SDG&E with additional liquidity outside of its line of credit.
WEIGHTED-AVERAGE INTEREST RATES
The weighted-average interest rates on the total short-term debt at June 30, 2021 and December 31, 2020 were as follows:

WEIGHTED-AVERAGE INTEREST RATES

	June 30, 2021	December 31, 2020
Sempra	0.34%	0.83%
SDG&E	0.19	—
SoCalGas	0.11	0.14
LONG-TERM DEBT
Sempra Mexico
As we discuss in Note 5, through its acquisition of ESJ, Sempra Mexico assumed a $177 million (net of $6 million in unamortized debt issuance costs) variable rate loan payable to a syndicate of five lenders that matures in June 2033. To moderate exposure to interest rate and associated cash flow variability, ESJ entered into floating-to-fixed rate swaps for 90% of the principal balance, resulting in a fixed rate of 6.13%. The remaining 10% of the principal balance bears interest at 6-month LIBOR plus a margin of 2.63% with an increase of 25 bps every four years (2.80% at June 30, 2021).
Sempra LNG
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement with a syndicate of nine banks for an aggregate principal amount of up to $1.6 billion. At June 30, 2021 and December 31, 2020, $202 million and $17 million, respectively, was outstanding, with a weighted-average interest rate of 2.85% and 2.82%, respectively. We discuss the details of this agreement in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.

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
▪Sempra Mexico and Sempra LNG may use natural gas and electricity derivatives, as appropriate, in an effort to optimize the earnings of their assets which support the following businesses: LNG, natural gas transportation and storage, and power generation. Gains and losses associated with undesignated derivatives are recognized in Energy-Related Businesses Revenues on the Condensed Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges. Sempra Mexico may also use natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations.
▪From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel and greenhouse gas allowances.
The following table summarizes net energy derivative volumes.

NET ENERGY DERIVATIVE VOLUMES
(Quantities in millions)
Commodity	Unit of measure	June 30, 2021	December 31, 2020
Sempra:
Natural gas	MMBtu	(34)	5
Electricity	MWh	1	1
Congestion revenue rights	MWh	43	43
SDG&E:
Natural gas	MMBtu	14	16
Electricity	MWh	1	1
Congestion revenue rights	MWh	43	43
SoCalGas:
Natural gas	MMBtu	—	1

In addition to the amounts noted above, we use commodity derivatives to manage risks associated with the physical locations of contractual obligations and assets, such as natural gas purchases and sales.
INTEREST RATE DERIVATIVES
We are exposed to interest rates primarily as a result of our current and expected use of financing. The California Utilities, as well as Sempra and its other subsidiaries and JVs, periodically enter into interest rate derivative agreements intended to moderate our exposure to interest rates and to lower our overall costs of borrowing. In addition, we may utilize interest rate swaps, typically designated as cash flow hedges, to lock in interest rates on outstanding debt or in anticipation of future financings.
The following table presents the net notional amounts of our interest rate derivatives, excluding JVs.

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2021		December 31, 2020
	Notional debt	Maturities	Notional debt	Maturities
Sempra:
Cash flow hedges	$763	2021-2034	$1,486	2021-2034
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
The following table presents the net notional amounts of our foreign currency derivatives, excluding JVs.

FOREIGN CURRENCY DERIVATIVES
(Dollars in millions)
	June 30, 2021		December 31, 2020
	Notional amount	Maturities	Notional amount	Maturities
Sempra:
Cross-currency swaps	$306	2021-2023	$306	2021-2023
Other foreign currency derivatives	64	2021-2022	1,764	2021-2022
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

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2021
	Other current assets(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments	$—	$5	$(25)	$(158)
Derivatives not designated as hedging instruments:
Commodity contracts not subject to rate recovery	125	19	(153)	(23)
Associated offsetting commodity contracts	(122)	(18)	122	18
Commodity contracts subject to rate recovery	57	77	(21)	(12)
Associated offsetting commodity contracts	(8)	(1)	8	1
Net amounts presented on the balance sheet	52	82	(69)	(174)
Additional cash collateral for commodity contracts not subject to rate recovery	59	—	—	—
Additional cash collateral for commodity contracts subject to rate recovery	27	—	—	—
Total(2)	$138	$82	$(69)	$(174)
SDG&E:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$48	$77	$(15)	$(10)
Associated offsetting commodity contracts	(8)	(1)	8	1
Net amounts presented on the balance sheet	40	76	(7)	(9)
Additional cash collateral for commodity contracts subject to rate recovery	26	—	—	—
Total(2)	$66	$76	$(7)	$(9)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery	$9	$—	$(6)	$(2)
Net amounts presented on the balance sheet	9	—	(6)	(2)
Additional cash collateral for commodity contracts subject to rate recovery	1	—	—	—
Total	$10	$—	$(6)	$(2)
(1)    Included in Current Assets: Fixed-Price Contracts and Other Derivatives for SDG&E.
(2)    Normal purchase contracts previously measured at fair value are excluded.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2020
	Other current assets(1)	Other long-term assets	Other current liabilities	Deferred credits and other
Sempra:
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

CASH FLOW HEDGE IMPACTS
(Dollars in millions)
	Pretax (loss) gain recognized in OCI			Pretax gain (loss) reclassified from AOCI into earnings
	Three months ended June 30,			Three months ended June 30,
	2021	2020	Location	2021	2020
Sempra:
Interest rate instruments	$(6)	$(3)	Interest Expense	$1	$(1)
Interest rate instruments	(32)	(15)	Equity Earnings(1)	(19)	(1)
Foreign exchange instruments	(1)	(5)	Revenues: Energy- Related Businesses	—	—
			Other Income (Expense), Net	—	(1)
Foreign exchange instruments	(1)	(3)	Equity Earnings(1)	—	—
Interest rate and foreign exchange instruments	7	8	Interest Expense	—	(1)
			Other Income (Expense), Net	7	4
Total	$(33)	$(18)		$(11)	$—

	Six months ended June 30,			Six months ended June 30,
	2021	2020	Location	2021	2020
Sempra:
Interest rate instruments	$20	$(50)	Interest Expense	$(1)	$(3)
Interest rate instruments	51	(200)	Equity Earnings(1)	(38)	(3)
Foreign exchange instruments	2	16	Revenues: Energy- Related Businesses	(1)	2
			Other Income (Expense), Net	—	1
Foreign exchange instruments	2	10	Equity Earnings(1)	(1)	2
Interest rate and foreign exchange instruments	1	(37)	Interest Expense	—	(1)
			Other Income (Expense), Net	1	(37)
Total	$76	$(261)		$(40)	$(39)
(1)    Equity earnings at Sempra Mexico are recognized after tax.

For Sempra, we expect that losses of $82 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. SoCalGas expects that $1 million of losses, net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next 12 months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts mature.
For all forecasted transactions, the maximum remaining term over which we are hedging exposure to the variability of cash flows at June 30, 2021 is approximately 13 years for Sempra. The maximum remaining term for which we are hedging exposure to the variability of cash flows at our equity method investees is 18 years.

The following table summarizes the effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations.

UNDESIGNATED DERIVATIVE IMPACTS
(Dollars in millions)
		Pretax (loss) gain on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2021	2020	2021	2020
Sempra:
Commodity contracts not subject to rate recovery	Revenues: Energy-Related Businesses	$(142)	$13	$(190)	$64
Commodity contracts subject to rate recovery	Cost of Natural Gas	—	(3)	2	(6)
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	41	9	43	—
Foreign exchange instruments	Other Income (Expense), Net	—	2	(24)	(112)
Total		$(101)	$21	$(169)	$(54)
SDG&E:
Commodity contracts subject to rate recovery	Cost of Electric Fuel and Purchased Power	$41	$9	$43	$—
SoCalGas:
Commodity contracts subject to rate recovery	Cost of Natural Gas	$—	$(3)	$2	$(6)
CONTINGENT FEATURES
For Sempra, SDG&E and SoCalGas, certain of our derivative instruments contain credit limits which vary depending on our credit ratings. Generally, these provisions, if applicable, may reduce our credit limit if a specified credit rating agency reduces our ratings. In certain cases, if our credit ratings were to fall below investment grade, the counterparty to these derivative liability instruments could request immediate payment or demand immediate and ongoing full collateralization.
For Sempra, the total fair value of this group of derivative instruments in a liability position at June 30, 2021 and December 31, 2020 was $26 million and $16 million, respectively. For SoCalGas, the total fair value of this group of derivative instruments in a liability position at June 30, 2021 and December 31, 2020 was $8 million and $6 million, respectively. At June 30, 2021, if the credit ratings of Sempra or SoCalGas were reduced below investment grade, $26 million and $8 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.
For Sempra, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 9. FAIR VALUE MEASUREMENTS
We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

RECURRING FAIR VALUE MEASURES
The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2021 and December 31, 2020. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair valued assets and liabilities, and their placement within the fair value hierarchy. We have not changed the valuation techniques or types of inputs we use to measure recurring fair value since December 31, 2020.
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
▪Rabbi Trust investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1). These investments in marketable securities were negligible at both June 30, 2021 and December 31, 2020.
▪As we discuss in Note 6, in July 2020, Sempra entered into a Support Agreement for the benefit of CFIN. We measure the Support Agreement, which includes a guarantee obligation, a put option and a call option, net of related guarantee fees, at fair value on a recurring basis. We use a discounted cash flow model to value the Support Agreement, net of related guarantee fees. Because some of the inputs that are significant to the valuation are less observable, the Support Agreement is classified as Level 3, as we describe below in “Level 3 Information – Sempra LNG.”

RECURRING FAIR VALUE MEASURES – SEMPRA
(Dollars in millions)
	Fair value at June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$361	$6	$—	$367
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	48	13	—	61
Municipal bonds	—	324	—	324
Other securities	—	268	—	268
Total debt securities	48	605	—	653
Total nuclear decommissioning trusts(1)	409	611	—	1,020
Interest rate and foreign exchange instruments	—	5	—	5
Commodity contracts not subject to rate recovery	—	4	—	4
Effect of netting and allocation of collateral(2)	59	—	—	59
Commodity contracts subject to rate recovery	14	15	96	125
Effect of netting and allocation of collateral(2)	21	—	6	27
Support Agreement, net of related guarantee fees	—	—	7	7
Total	$503	$635	$109	$1,247

Liabilities:
Interest rate and foreign exchange instruments	$—	$183	$—	$183
Commodity contracts not subject to rate recovery	—	36	—	36
Commodity contracts subject to rate recovery	—	8	16	24
Support Agreement, net of related guarantee fees	—	—	3	3
Total	$—	$227	$19	$246

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	399	626	—	1,025
Interest rate and foreign exchange instruments	—	25	—	25
Commodity contracts not subject to rate recovery	—	4	—	4
Effect of netting and allocation of collateral(2)	21	—	—	21
Commodity contracts subject to rate recovery	6	1	121	128
Effect of netting and allocation of collateral(2)	19	5	6	30
Support Agreement, net of related guarantee fees	—	—	7	7
Total	$445	$661	$134	$1,240

Liabilities:
Interest rate and foreign exchange instruments	$—	$186	$—	$186
Commodity contracts not subject to rate recovery	—	16	—	16
Commodity contracts subject to rate recovery	—	6	52	58
Support Agreement, net of related guarantee fees	—	—	4	4
Total	$—	$208	$56	$264
(1)    Excludes cash, cash equivalents and receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	Fair value at June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$361	$6	$—	$367
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	48	13	—	61
Municipal bonds	—	324	—	324
Other securities	—	268	—	268
Total debt securities	48	605	—	653
Total nuclear decommissioning trusts(1)	409	611	—	1,020
Commodity contracts subject to rate recovery	14	6	96	116
Effect of netting and allocation of collateral(2)	20	—	6	26
Total	$443	$617	$102	$1,162

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$16	$16
Total	$—	$—	$16	$16

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nuclear decommissioning trusts:
Equity securities	$358	$6	$—	$364
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	41	24	—	65
Municipal bonds	—	326	—	326
Other securities	—	270	—	270
Total debt securities	41	620	—	661
Total nuclear decommissioning trusts(1)	399	626	—	1,025
Commodity contracts subject to rate recovery	5	—	121	126
Effect of netting and allocation of collateral(2)	18	—	6	24
Total	$422	$626	$127	$1,175

Liabilities:
Commodity contracts subject to rate recovery	$—	$—	$52	$52
Total	$—	$—	$52	$52
(1)    Excludes cash, cash equivalents and receivables (payables), net.
(2)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	Fair value at June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$—	$9	$—	$9
Effect of netting and allocation of collateral(1)	1	—	—	1
Total	$1	$9	$—	$10

Liabilities:
Commodity contracts subject to rate recovery	$—	$8	$—	$8
Total	$—	$8	$—	$8

	Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts subject to rate recovery	$1	$1	$—	$2
Effect of netting and allocation of collateral(1)	1	5	—	6
Total	$2	$6	$—	$8

Liabilities:
Commodity contracts subject to rate recovery	$—	$6	$—	$6
Total	$—	$6	$—	$6
(1)    Includes the effect of the contractual ability to settle contracts under master netting agreements and with cash collateral, as well as cash collateral not offset.
Level 3 Information
SDG&E
The table below sets forth reconciliations of changes in the fair value of CRRs and long-term, fixed-price electricity positions classified as Level 3 in the fair value hierarchy for Sempra and SDG&E.

LEVEL 3 RECONCILIATIONS(1)
(Dollars in millions)
	Three months ended June 30,
	2021	2020
Balance at April 1	$62	$16
Realized and unrealized gains (losses)	8	(9)
Allocated transmission instruments	(2)	1
Settlements	12	9
Balance at June 30	$80	$17
Change in unrealized gains (losses) relating to instruments still held at June 30	$14	$(5)
	Six months ended June 30,
	2021	2020
Balance at January 1	$69	$28
Realized and unrealized gains (losses)	6	(14)
Allocated transmission instruments	(2)	1
Settlements	7	2
Balance at June 30	$80	$17
Change in unrealized gains (losses) relating to instruments still held at June 30	$12	$(13)
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

LONG-TERM, FIXED-PRICE ELECTRICITY POSITIONS PRICE INPUTS

Settlement year	Price per MWh			Weighted-average price per MWh
2021	$22.45	to	$151.90	$49.27
2020	20.35	to	51.60	34.68
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
Sempra LNG
The table below sets forth a reconciliation of changes in the fair value of Sempra’s Support Agreement for the benefit of CFIN classified as Level 3 in the fair value hierarchy for Sempra.

LEVEL 3 RECONCILIATION
(Dollars in millions)
Three months ended June 30, 2021
Balance at April 1	$3
Realized and unrealized gains(1)	3
Settlements	(2)
Balance at June 30(2)	$4
Change in unrealized gains (losses) relating to instruments still held at June 30	$2
Six months ended June 30, 2021
Balance at January 1	$3
Realized and unrealized gains(1)	5
Settlements	(4)
Balance at June 30(2)	$4
Change in unrealized gains (losses) relating to instruments still held at June 30	$4
(1)    Net gains are included in Interest Income and net losses are included in Interest Expense on Sempra’s Condensed Consolidated Statement of Operations.
(2)    Includes $7 million in Other Current Assets offset by $3 million in Deferred Credits and Other on Sempra’s Condensed Consolidated Balance Sheet.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2021
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra:
Long-term amounts due from unconsolidated affiliates(1)	$705	$—	$722	$—	$722
Long-term amounts due to unconsolidated affiliates	304	—	325	—	325
Total long-term debt(2)	21,520	—	24,003	—	24,003
SDG&E:
Total long-term debt(3)	$6,036	$—	$6,948	$—	$6,948
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,424	$—	$5,424

	December 31, 2020
	Carrying amount	Fair value
		Level 1	Level 2	Level 3	Total
Sempra:
Long-term amounts due from unconsolidated affiliates(1)	$786	$—	$817	$—	$817
Long-term amounts due to unconsolidated affiliates	275	—	266	—	266
Total long-term debt(2)	22,259	—	25,478	—	25,478
SDG&E:
Total long-term debt(3)	$6,253	$—	$7,384	$—	$7,384
SoCalGas:
Total long-term debt(4)	$4,759	$—	$5,655	$—	$5,655
(1)    Before allowances for credit losses of $1 million and $3 million at June 30, 2021 and December 31, 2020, respectively. Includes $2 million and $3 million in Due From Unconsolidated Affiliates – Current at June 30, 2021 and December 31, 2020, respectively.
(2)    Before reductions of unamortized discount and debt issuance costs of $258 million and $268 million at June 30, 2021 and December 31, 2020, respectively, and excluding finance lease obligations of $1,335 million and $1,330 million at June 30, 2021 and December 31, 2020, respectively.
(3)    Before reductions of unamortized discount and debt issuance costs of $50 million and $52 million at June 30, 2021 and December 31, 2020, respectively, and excluding finance lease obligations of $1,276 million at both June 30, 2021 and December 31, 2020.
(4)    Before reductions of unamortized discount and debt issuance costs of $38 million and $40 million at June 30, 2021 and December 31, 2020, respectively, and excluding finance lease obligations of $59 million and $54 million at June 30, 2021 and December 31, 2020, respectively.

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
NUCLEAR DECOMMISSIONING AND FUNDING
As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, Edison began the decommissioning phase of the plant. Major decommissioning work began in 2020. We expect the majority of the decommissioning work to take approximately 10 years. Decommissioning of Unit 1, removed from service in 1992, is largely complete. The remaining work for Unit 1 will be completed once Units 2 and 3 are dismantled and the spent fuel is removed from the site. The spent fuel is currently being stored on-site, until the DOE identifies a spent fuel storage facility and puts in place a program for the fuel’s disposal, as we discuss below. SDG&E is responsible for approximately 20% of the total decommissioning cost.
The Samuel Lawrence Foundation filed a writ petition under the California Coastal Act in LA Superior Court in December 2019 seeking to invalidate the coastal development permit and to obtain injunctive relief to stop decommissioning work. A tentative ruling was issued in June 2021, denying the petition. In September 2020, the foundation filed another writ petition under the California Coastal Act in LA Superior Court seeking to set aside the California Coastal Commission’s July 2020 approval of the inspection and maintenance plan for the SONGS’ canisters and to obtain injunctive relief to stop decommissioning work. A trial date for this petition has been set for April 2022. To date, decommissioning work has not been interrupted as a result of these writ petitions.
In accordance with state and federal requirements and regulations, SDG&E has assets held in the NDT to fund its share of decommissioning costs for SONGS Units 1, 2 and 3. The amounts collected in rates for SONGS’ decommissioning are invested in the NDT, which is comprised of externally managed trust funds. Amounts held by the NDT are invested in accordance with CPUC regulations. SDG&E classifies debt and equity securities held in the NDT as available-for-sale. The NDT assets are presented on the Sempra and SDG&E Condensed Consolidated Balance Sheets at fair value with the offsetting credits recorded in noncurrent Regulatory Liabilities.
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

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
At June 30, 2021:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies(1)	$61	$—	$—	$61
Municipal bonds(2)	308	16	—	324
Other securities(3)	257	12	(1)	268
Total debt securities	626	28	(1)	653
Equity securities	104	264	(1)	367
Cash and cash equivalents	8	—	—	8
Payables, net	(4)	—	—	(4)
Total	$734	$292	$(2)	$1,024
At December 31, 2020:
Debt securities:
Debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies	$64	$1	$—	$65
Municipal bonds	308	18	—	326
Other securities	253	17	—	270
Total debt securities	625	36	—	661
Equity securities	112	254	(2)	364
Cash and cash equivalents	3	—	—	3
Payables, net	(9)	—	—	(9)
Total	$731	$290	$(2)	$1,019
(1)    Maturity dates are 2022-2051.
(2)    Maturity dates are 2021-2056.
(3)    Maturity dates are 2022-2072.

The following table shows the proceeds from sales of securities in the NDT and gross realized gains and losses on those sales.

SALES OF SECURITIES IN THE NDT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$254	$245	$542	$797
Gross realized gains	18	7	39	99
Gross realized losses	(1)	(6)	(3)	(11)

Net unrealized gains and losses, as well as realized gains and losses that are reinvested in the NDT, are included in noncurrent Regulatory Liabilities on Sempra’s and SDG&E’s Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.
ASSET RETIREMENT OBLIGATION AND SPENT NUCLEAR FUEL
The present value of SDG&E’s ARO related to decommissioning costs for the SONGS units was $563 million at June 30, 2021. That amount includes the cost to decommission Units 2 and 3, and the remaining cost to complete the decommissioning of Unit 1, which is substantially complete. The ARO for all three units is based on a cost study prepared in 2017 that is pending CPUC approval. The ARO for Units 2 and 3 reflects the acceleration of the start of decommissioning of these units as a result of the early closure of the plant. SDG&E’s share of total decommissioning costs in 2021 dollars is approximately $886 million.
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
The SONGS co-owners have nuclear property damage insurance of $130 million, which exceeds the minimum federal requirements of $50 million. This insurance coverage is provided through NEIL. The NEIL policies have specific exclusions and limitations that can result in reduced coverage. Insured members as a group are subject to retrospective premium assessments to cover losses sustained by NEIL under all issued policies. SDG&E could be assessed up to $4.3 million of retrospective premiums based on overall member claims.
The nuclear property insurance program includes an industry aggregate loss limit for non-certified acts of terrorism (as defined by the Terrorism Risk Insurance Act) of $3.24 billion. This is the maximum amount that will be paid to insured members who suffer losses or damages from these non-certified terrorist acts.

NOTE 11. COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDINGS
We accrue losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverage and could materially adversely affect our business, cash flows, results of operations, financial condition and/or prospects. Unless otherwise indicated, we are unable to estimate reasonably possible losses in excess of any amounts accrued.
At June 30, 2021, loss contingency accruals for legal matters, including associated legal fees and regulatory matters related to the Leak, that are probable and estimable were $523 million for Sempra, including $445 million for SoCalGas. Amounts for Sempra and SoCalGas include $419 million for matters related to the Leak, which we discuss below.
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

Civil Litigation. As of August 2, 2021, 396 lawsuits, including approximately 36,000 plaintiffs, are pending against SoCalGas and Sempra related to the Leak. All these cases, other than the federal securities class action discussed below, which named only Sempra, are coordinated before a single court in the LA Superior Court for pretrial management.
In November 2017, in the coordinated proceeding, individuals and business entities filed a Third Amended Consolidated Master Case Complaint for Individual Actions, through which their separate lawsuits will be managed for pretrial purposes. The consolidated complaint asserts causes of action for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment, loss of consortium, wrongful death and violations of Proposition 65 against SoCalGas and Sempra. The consolidated complaint seeks compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, injunctive relief, costs of future medical monitoring, civil penalties (including penalties associated with Proposition 65 claims alleging violation of requirements for warning about certain chemical exposures), and attorneys’ fees. The court has scheduled trial for a small number of individual plaintiffs for February 2022.
In January 2017, two consolidated class action complaints were filed against SoCalGas and Sempra, one on behalf of a putative class of persons and businesses who own or lease real property within a five-mile radius of the well (the Property Class Action), and a second on behalf of a putative class of all persons and entities conducting business within five miles of the facility (the Business Class Action). The Property Class Action asserts claims for strict liability for ultra-hazardous activities, negligence, negligence per se, violation of the California Unfair Competition Law, trespass, permanent and continuing public and private nuisance, and inverse condemnation. The Business Class Action asserts a claim for violation of the California Unfair Competition Law. Both complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees.
Five property developers filed complaints in July and October of 2018 against SoCalGas and Sempra alleging causes of action for strict liability, negligence per se, negligence, continuing nuisance, permanent nuisance and violation of the California Unfair Competition Law, as well as claims for negligence against certain directors of SoCalGas. The complaints seek compensatory, statutory and punitive damages, injunctive relief and attorneys’ fees.
In October 2018 and January 2019, complaints were filed on behalf of 51 firefighters stationed near the Aliso Canyon natural gas storage facility who allege they were injured by exposure to chemicals released during the Leak. The complaints against SoCalGas and Sempra assert causes of actions for negligence, negligence per se, private and public nuisance (continuing and permanent), trespass, inverse condemnation, strict liability, negligent and intentional infliction of emotional distress, fraudulent concealment and loss of consortium. The complaints seek compensatory and punitive damages for personal injuries, lost wages and/or lost profits, property damage and diminution in property value, and attorneys’ fees.
Four shareholder derivative actions were filed alleging breach of fiduciary duties against certain officers and certain directors of Sempra and/or SoCalGas. Three of the actions were joined in an Amended Consolidated Shareholder Derivative Complaint, which was dismissed with prejudice in January 2021. The plaintiffs have filed a notice of appeal. The remaining action was also dismissed but plaintiffs were given leave to amend their complaint.
In addition, a federal securities class action alleging violation of the federal securities laws was filed against Sempra and certain of its officers in July 2017 in the U.S. District Court for the Southern District of California. In March 2018, the court dismissed the action with prejudice, and in February 2021, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal.
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
In June 2019, the CPUC opened an OII to consider penalties against SoCalGas for the Leak, which it later bifurcated into two phases. The first phase will consider whether SoCalGas violated California Public Utilities Code Section 451 or other laws, CPUC orders or decisions, rules or requirements, whether SoCalGas engaged in unreasonable and/or imprudent practices with respect to its operation and maintenance of the Aliso Canyon natural gas storage facility or its related record-keeping practices, whether SoCalGas cooperated sufficiently with the Safety Enforcement Division (SED) of the CPUC and Blade during the pre-formal investigation, and whether any of the mitigation measures proposed by Blade should be implemented to the extent not already done. The SED, based largely on the Blade report, has alleged a total of 324 violations, asserting that SoCalGas violated

California Public Utilities Code Section 451 and failed to cooperate in the investigation and to keep proper records. Hearings on a subset of issues began in March 2021. The second phase will consider whether SoCalGas should be sanctioned for the Leak and what damages, fines or other penalties or sanctions, if any, should be imposed for any violations, unreasonable or imprudent practices, or failure to sufficiently cooperate with the SED as determined by the CPUC in the first phase. In addition, the second phase will determine the amounts of various costs incurred by SoCalGas and other parties in connection with the Leak and the ratemaking treatment or other disposition of such costs, which could result in little or no recovery of such costs by SoCalGas. SoCalGas has engaged in settlement discussions with the SED in connection with this proceeding.
In February 2017, the CPUC opened a proceeding pursuant to the SB 380 OII to determine the feasibility of minimizing or eliminating the use of the Aliso Canyon natural gas storage facility while still maintaining energy and electric reliability for the region, but excluding issues with respect to air quality, public health, causation, culpability or cost responsibility regarding the Leak. The CPUC issued a decision on the interim range of gas inventory levels at the Aliso Canyon natural gas storage facility in November 2020 with a final determination to be made within the SB 380 OII proceeding. The first phase of the proceeding established a framework for the hydraulic, production cost and economic modeling assumptions for the potential reduction in usage or elimination of the Aliso Canyon natural gas storage facility. Phase 2 of the proceeding, which is evaluating the impacts of reducing or eliminating the Aliso Canyon natural gas storage facility using the established framework and models, began in the first quarter of 2019. In December 2019, the CPUC added a third phase of the proceeding and engaged a consultant who is analyzing alternative means for meeting or avoiding the demand for the facility’s services if it were eliminated in either the 2027 or 2035 timeframe. In July 2021, the CPUC combined Phase 2 and Phase 3 and modified the scope of Phase 3 to also address potential implementation of alternatives to the Aliso Canyon natural gas storage facility if the CPUC determines that the Aliso Canyon natural gas storage facility should be permanently closed. The CPUC also added all California IOUs as parties to the proceeding and encouraged all load serving entities in the Los Angeles Basin to join the proceeding.
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2021, the Aliso Canyon natural gas storage facility had a net book value of $858 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition and cash flows.
Cost Estimates, Accounting Impact and Insurance. SoCalGas has incurred significant costs for temporary relocation of community residents; to control the well and stop the Leak; to mitigate the natural gas released; to purchase natural gas to replace what was lost through the Leak; to defend against and, in certain cases, settle, civil and criminal litigation arising from the Leak; to pay the costs of the government-ordered response to the Leak, including the costs for Blade to conduct the root cause analysis described above; to respond to various government and agency investigations regarding the Leak; and to comply with increased regulation imposed as a result of the Leak. At June 30, 2021, SoCalGas estimates these costs related to the Leak are $1,627 million (the cost estimate), which includes the $1,279 million of costs recovered or probable of recovery from insurance. This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $422 million is accrued as Reserve for Aliso Canyon Costs as of June 30, 2021 on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.
In the first quarter of 2020, SoCalGas recorded $277 million in costs, inclusive of estimated legal costs, related to settlement discussions in connection with civil litigation described above in “Civil Litigation.” Of this amount, $177 million was recorded in Insurance Receivable for Aliso Canyon Costs on the SoCalGas and Sempra Condensed Consolidated Balance Sheets and $100 million ($72 million after tax) was recorded in Aliso Canyon Litigation and Regulatory Matters on the SoCalGas and Sempra Condensed Consolidated Statements of Operations. These accruals are included in the cost estimate that we describe above.
Except for the amounts paid or estimated to settle certain legal and regulatory matters as described above, the cost estimate does not include litigation, regulatory proceedings or regulatory costs to the extent it is not possible to predict, at this time, the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, civil or administrative fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s cash flows, financial condition and results of operations.

We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of June 30, 2021, we recorded the expected recovery of the cost estimate related to the Leak of $414 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $865 million of insurance proceeds we received through June 30, 2021. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra’s cash flows, financial condition and results of operations.
Sempra Mexico
Energía Costa Azul
IEnova has been engaged in a long-running land dispute relating to property adjacent to its ECA Regas Facility that allegedly overlaps with land owned by the ECA Regas Facility (the facility, however, is not situated on the land that is the subject of this dispute), as follows:
▪A claimant to the adjacent property filed complaints in the federal Agrarian Court challenging the refusal of SEDATU in 2006 to issue title to him for the disputed property. In November 2013, the federal Agrarian Court ordered that SEDATU issue the requested title to the claimant and cause it to be registered. Both SEDATU and IEnova challenged the ruling due to lack of notification of the underlying process. In May 2019, a federal court in Mexico reversed the ruling and ordered a retrial, which is pending resolution.
▪In a separate proceeding, the claimant filed suit to reinitiate an administrative procedure at SEDATU to obtain the property title that was previously dismissed. In April 2021, the Agrarian Court ordered that the administrative procedure be restarted.
Four other cases involving two adjacent areas of real property on which part of the ECA Regas Facility is situated, each brought by a single plaintiff or her descendants, remain pending against the facility, as follows:
▪The first disputed area is subject to a claim in the federal Agrarian Court that has been ongoing since 2006, in which the plaintiff seeks to annul the property title for a portion of the land on which the ECA Regas Facility is situated and to obtain possession of a different parcel that allegedly overlaps with the site of the ECA Regas Facility. The Agrarian Court proceeding, which seeks an order that SEDATU annul the ECA Regas Facility’s competing property title, was initiated in 2013 and, in May 2021, a decision was issued in favor of the plaintiff. IEnova appealed the ruling, which is pending resolution.
▪The second disputed area is one parcel adjacent to the ECA Regas Facility that allegedly overlaps with land on which the ECA Regas Facility is situated, which is subject to a claim in the Agrarian Court and two claims in civil courts. The Agrarian Court ruled in favor of the plaintiff. IEnova appealed the ruling, which is pending resolution. The ECA Regas Facility continues to hold a separate property title over the land. The two civil court proceedings, which seek to invalidate the contract by which the ECA Regas Facility purchased the applicable parcel of land on which the ECA Regas Facility is situated on the grounds that the purchase price was allegedly unfair, are progressing at different stages. In the first civil case, initiated in 2013, a lower court ruled in favor of the ECA Regas Facility, and the ruling has been appealed by the plaintiff. The descendants of the same plaintiff filed the second civil case in 2019, which was dismissed by the court. However, we expect the descendants of the plaintiff will appeal the dismissal.
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
In 2018, two related claimants filed separate challenges in the federal district court in Ensenada, Baja California in relation to the environmental and social impact permits issued by each of Agencia de Seguridad, Energía y Ambiente (ASEA) and SENER to ECA LNG authorizing natural gas liquefaction activities at the ECA Regas Facility, as follows:

▪In the first case, the court issued a provisional injunction in September 2018. In December 2018, ASEA approved modifications to the environmental permit that facilitate the development of the proposed natural gas liquefaction facility in two phases. In May 2019, the court canceled the provisional injunction. The claimant appealed the court’s decision canceling the injunction, but was not successful. The claimant’s underlying challenge to the permits remains pending.
▪In the second case, the initial request for a provisional injunction was denied. That decision was reversed on appeal in January 2020, resulting in the issuance of a new injunction against the same environmental and social impact permits that were already issued by ASEA and SENER. This injunction has uncertain application absent clarification by the court; therefore, the natural gas liquefaction activities have not been affected.
In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and although Gazprom has joined the proceeding, Gazprom has since replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement. As a consequence, IEnova is not currently drawing on Gazprom’s letter of credit but expects to continue to draw on Shell Mexico’s letter of credit. IEnova intends to avail itself of its available claims, defenses, rights and remedies in the arbitration proceeding, including seeking dismissal of the customers’ claims. In addition to the arbitration proceeding, Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions and an additional constitutional claim against the issuance of the liquefaction permit. Shell Mexico’s request to stay the CRE’s approval of the general terms and conditions was denied in October 2020, and the claim regarding the liquefaction permit issuance was denied in March 2021. Shell Mexico has appealed both decisions.
One or more unfavorable final decisions on these disputes or challenges could materially and adversely affect our existing natural gas regasification operations and proposed natural gas liquefaction projects at the site of the ECA Regas Facility and have a material adverse effect on Sempra’s business, cash flows, financial condition, results of operations and/or prospects.
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
In July 2019, the CFE filed a request for arbitration generally to nullify certain contract terms that provide for fixed capacity payments in instances of force majeure and made a demand for substantial damages in connection with the force majeure event. In September 2019, the arbitration process ended when IEnova and the CFE reached an agreement to restart natural gas transportation service on the earlier of completion of repair of the damaged pipeline or January 15, 2020, and to modify the tariff structure and extend the term of the contract by 10 years. Subsequently, IEnova and the CFE agreed to extend the service start date to September 14, 2021. Under the revised agreement, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by September 14, 2021, and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits.
At June 30, 2021, Sempra Mexico had $439 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if IEnova is unable to make such repairs (which have not commenced) or re-route the pipeline (which has not been agreed to by the parties) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, which in each case could have a material adverse impact on Sempra’s results of operations, financial condition, cash flows and/or prospects. The Sasabe-Puerto Libertad-Guaymas segment of the Sonora pipeline remains in full operation and is not impacted by these developments.
Regulatory Actions by the Mexican Government
In April 2020, CENACE issued an order that it claims would safeguard Mexico’s national power grid from interruptions that may be caused by renewable energy projects. A primary provision of the order suspends all legally mandated pre-operative testing that would be needed for new renewable energy projects to commence operations and prevents such projects from connecting to the national power grid until further notice. IEnova’s renewable energy projects affected by the order filed for legal protection through amparo claims (constitutional protection lawsuits) and, in June 2020, received injunctive relief until the claims are resolved by the courts. IEnova has since achieved commercial operations on its solar power generation projects that were impacted by the order. The second phase of ESJ is not impacted by the order because it is not interconnected to Mexico’s electric grid.
In May 2020, the CRE approved an update to the transmission rates included in legacy renewable and cogeneration energy contracts based on the claim that the legacy transmission rates did not reflect fair and proportional costs for providing the applicable services and, therefore, created inequitable competitive conditions. Three of IEnova’s renewable energy facilities (Don Diego Solar, Border Solar and Ventika) are currently holders of contracts with such legacy rates, and any increases in the transmission rates would be passed through directly to their customers. These renewable energy facilities have obtained injunctive relief but are required to guarantee the difference in tariffs until the claims are definitively resolved by the courts, which could be material. The three facilities obtained favorable resolutions from a lower court and the CRE has appealed one of these decisions. We anticipate that the CRE will challenge the other two decisions in a higher court.
In October 2020, the CRE approved a resolution to amend the rules for the inclusion of new offtakers of legacy generation and self-supply permits (the Offtaker Resolution), which became effective immediately. The Offtaker Resolution prohibits self-supply permit holders from adding new offtakers that were not included in the original development or expansion plans, making modifications to the amount of energy allocated to the named offtakers, and including load centers that have entered into a supply arrangement under Mexico’s Electricity Industry Law. Don Diego Solar, Border Solar and Ventika are holders of self-supply permits and are impacted by the Offtaker Resolution. If IEnova is not able to obtain legal protection for these impacted facilities, IEnova expects it will sell Border Solar’s capacity and a portion of Don Diego Solar’s capacity affected by the Offtaker Resolution into the spot market. Currently, prices in the spot market are significantly lower than the fixed prices in the PPAs that were entered into through self-supply permits. At June 30, 2021, Sempra Mexico had $15 million in other intangible assets, net, related to these self-supply permits previously granted by the CRE and impacted by the Offtaker Resolution that could be subject to impairment if IEnova is unable to obtain adequate legal protection. IEnova has filed lawsuits against the Offtaker Resolution and received injunctive relief pending final resolution.
IEnova and other companies affected by these resolutions, orders and regulations have challenged them by filing amparo and other claims, some of which have been granted injunctive relief. The court-ordered injunctions provide temporary relief until Mexico’s Federal District Court or Supreme Court ultimately resolves the amparo and other claims. An unfavorable decision on one or more of these amparo or other challenges, or the potential for an extended dispute, may impact our ability to operate our wind and solar facilities at existing levels or at all, may result in increased costs for IEnova and its customers, and may adversely affect our ability to develop new projects, any of which may have a material adverse impact on our business, financial condition, results of operations, cash flows and/or prospects, as well as our ability to recover the carrying values of our renewable energy investments in Mexico.
In March 2021, the Mexican government published a decree with amendments to Mexico’s Electricity Industry Law that include some public policy changes, including establishing priority of dispatch for CFE plants over privately owned plants. According to the decree, these amendments were to become effective on March 10, 2021, and SENER, the CRE and CENACE were to have 180 calendar days to modify, as necessary, all resolutions, policies, criteria, manuals and other regulations applicable to the power industry to conform with this decree. However, a Mexican court issued a suspension of the amendments on March 19, 2021, and it is expected that Mexico’s Supreme Court will ultimately settle the matter. If the proposed changes are affirmed by the Supreme

Court, the CRE may be required to revoke self-supply permits granted under the former electricity law, which were grandfathered when the new Electricity Industry Law was enacted, under a legal standard that is ambiguous and not well defined under the law.
In May 2021, amendments to Mexico’s Hydrocarbons Law were published and became effective. The amendments grant SENER and the CRE additional powers to suspend and revoke permits related to the midstream and downstream sectors. Suspension of permits will be determined by SENER or the CRE when a danger to national security, energy security, or to the national economy is foreseen. Likewise, new grounds for the revocation of permits are in place if the permit holder (i) carries out its activity with illegally imported products; (ii) fails, on more than one occasion, to comply with the provisions applicable to quantity, quality and measurement of the products; or (iii) modifies the technical conditions of its infrastructure without authorization. Additionally, in the case of existing permits, authorities will revoke those permits that fail to comply with the minimum storage requirements established by SENER or fail to comply with requirements or violate provisions established by the amended Hydrocarbons Law. All of IEnova’s facilities participating in the hydrocarbons sector filed lawsuits against the initiative to reform the Hydrocarbons Law and received injunctive relief pending a final resolution by the courts. In May 2021, a Mexican district court ordered the suspension of several of the provisions of the amendments with general application across the sector. If IEnova were to receive one or more unfavorable decisions with respect to these lawsuits, this could have a material adverse effect on Sempra’s business, cash flows, financial condition, results of operations and/or prospects.
In June 2021, amendments to Mexico’s General Foreign Trade Rules went into effect, which establish that only state-owned companies may import and export hydrocarbons, refined products, petrochemicals, and biofuels through channels other than those authorized (LDA authorization). These amendments prevent non-state-owned companies from (1) obtaining LDA authorizations, which affect new projects that have not obtained such approval, and (2) renewing existing LDA authorizations, which affect operational projects and those under construction. The ECA Regas Facility and the Veracruz terminal have LDA authorizations that are valid through 2023 and, as a preventive measure, have filed amparo claims to challenge the newly introduced barrier to renew their existing LDA authorizations. In order to start operations at terminals currently under construction or in development in the vicinity of Topolobampo, Manzanillo and Ensenada, IEnova filed amparo claims to challenge such amendments that prevent them from obtaining LDA authorizations in the future. An unfavorable judgment that does not allow the claimants to secure new or renew existing LDA authorizations could have a material adverse effect on Sempra’s business, results of operations, financial condition, cash flows and/or prospects.
Other Litigation
RBS Sempra Commodities
Sempra holds an equity method investment in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. RBS, now NatWest Markets plc, our partner in the JV, paid an assessment of £86 million (approximately $138 million in U.S. dollars) in October 2014 to HMRC for denied VAT refund claims filed in connection with the purchase of carbon credit allowances by RBS SEE, a subsidiary of RBS Sempra Commodities. RBS SEE has since been sold to J.P. Morgan Chase & Co. and later to Mercuria Energy Group, Ltd. HMRC asserted that RBS was not entitled to reduce its VAT liability by VAT paid on certain carbon credit purchases during 2009 because RBS knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. After paying the assessment, RBS filed a Notice of Appeal of the assessment with the First-Tier Tribunal. In July 2021, RBS reached a settlement with HMRC. As a result, hearing by the First-Tier Tribunal has been canceled and the appeal has concluded.
In 2015, liquidators filed a claim in the High Court of Justice against RBS and Mercuria Energy Europe Trading Limited (the Defendants) on behalf of 10 companies (the Liquidating Companies) that engaged in carbon credit trading via chains that included a company that traded directly with RBS SEE. The claim alleges that the Defendants’ participation in the purchase and sale of carbon credits resulted in the Liquidating Companies’ carbon credit trading transactions creating a VAT liability they were unable to pay, and that the Defendants are liable to provide for equitable compensation due to dishonest assistance and for compensation under the U.K. Insolvency Act of 1986. Trial on the matter was held in June and July of 2018. In March 2020, the High Court of Justice rendered its judgment mostly in favor of the Liquidating Companies and awarded damages of approximately £45 million (approximately $62 million in U.S. dollars at June 30, 2021), plus costs and interest. In October 2020, the High Court of Justice assessed costs and interest to be approximately £21 million (approximately $29 million in U.S. dollars at June 30, 2021) as of that date, with interest continuing to accrue. The Defendants appealed the High Court of Justice’s March 2020 judgment. In May 2021, the Court of Appeal set aside the High Court of Justice’s decision and ordered a retrial. The Liquidating Companies in the High Court of Justice case have applied to the Supreme Court for permission to appeal the Court of Appeals’ decision. J.P. Morgan Chase & Co. has notified us that Mercuria Energy Group, Ltd. has sought indemnity for the claim, and J.P. Morgan Chase & Co. has in turn sought indemnity from Sempra and RBS.

We recorded $100 million in equity losses from our investment in RBS Sempra Commodities in Equity Earnings on Sempra’s Condensed Consolidated Statement of Operations in the first quarter of 2020, which represented an estimate of our obligations to settle pending VAT matters and related legal costs. In the second quarter of 2021, we reduced this estimate by $50 million based on the settlement with HMRC on the First-Tier Tribunal case and revised assumptions on the High Court of Justice case. The final outcome of the High Court of Justice case remains uncertain.
Asbestos Claims Against EFH Subsidiaries
Certain EFH subsidiaries that we acquired as part of the merger of EFH with an indirect subsidiary of Sempra are defendants in personal injury lawsuits brought in state courts throughout the U.S. As of August 2, 2021, three such lawsuits are pending, all of which have been served. These cases allege illness or death as a result of exposure to asbestos in power plants designed and/or built by companies whose assets were purchased by predecessor entities to the EFH subsidiaries, and generally assert claims for product defects, negligence, strict liability and wrongful death. They seek compensatory and punitive damages. Additionally, in connection with the EFH bankruptcy proceeding, approximately 28,000 proofs of claim were filed on behalf of persons who allege exposure to asbestos under similar circumstances and assert the right to file such lawsuits in the future. None of these claims or lawsuits were discharged in the EFH bankruptcy proceeding. The costs to defend or resolve these lawsuits and the amount of damages that may be imposed or incurred could have a material adverse effect on Sempra’s cash flows, financial condition and results of operations.
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
Leases that Have Not Yet Commenced
SDG&E has entered into a battery storage tolling agreement that it expects will commence in the second half of 2021. SDG&E expects to account for the tolling agreement as an operating lease upon commencement and expects the future minimum lease payments to be $3 million in 2021, $10 million in each of 2022 through 2025 and $101 million thereafter until expiration in 2036.
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
We provide information below for leases for which we are the lessor.

LESSOR INFORMATION ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – SEMPRA
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed lease payments	$59	$47	$112	$97
Variable lease payments	1	—	1	—
Total revenues from operating leases(1)	$60	$47	$113	$97

Depreciation expense	$12	$9	$22	$19
(1)     Included in Revenues: Energy-Related Businesses on the Condensed Consolidated Statements of Operations.

CONTRACTUAL COMMITMENTS
We discuss below significant changes in the first six months of 2021 to contractual commitments discussed in Notes 1 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.
LNG Purchase Agreement
Sempra LNG has a sale and purchase agreement for the supply of LNG to the ECA Regas Facility. The commitment amount is calculated using a predetermined formula based on estimated forward prices of the index applicable from 2021 to 2029. Although this agreement specifies a number of cargoes to be delivered, under its terms, the customer may divert certain cargoes, which would reduce amounts paid under the agreement by Sempra LNG. At June 30, 2021, we expect the commitment amount to decrease by $106 million in 2021 and then increase by $150 million in 2022, $89 million in 2023, $70 million in 2024, $70 million in 2025 and $219 million thereafter (through contract termination in 2029) compared to December 31, 2020, reflecting changes in estimated forward prices since December 31, 2020 and actual transactions for the first six months of 2021. These LNG commitment amounts are based on the assumption that all LNG cargoes, less those already confirmed to be diverted, under the agreement are delivered. Actual LNG purchases in the current and prior years have been significantly lower than the maximum amount provided under the agreement due to the customer electing to divert cargoes as allowed by the agreement.

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
We evaluate each segment’s performance based on its contribution to Sempra’s reported earnings and cash flows. The California Utilities operate in essentially separate service territories, under separate regulatory frameworks and rate structures set by the CPUC and, for SDG&E, the FERC. We describe the accounting policies of all of our segments in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUES
SDG&E	$1,318	$1,235	$2,655	$2,504
SoCalGas	1,124	1,010	2,632	2,405
Sempra Mexico	404	275	771	584
Sempra LNG	52	69	248	192
All other	1	—	2	1
Adjustments and eliminations	(1)	(1)	(1)	(2)
Intersegment revenues(1)	(157)	(62)	(307)	(129)
Total	$2,741	$2,526	$6,000	$5,555
INTEREST EXPENSE
SDG&E	$101	$103	$203	$204
SoCalGas	40	40	79	80
Sempra Mexico	41	32	79	64
Sempra LNG	3	15	6	31
All other	80	102	163	211
Intercompany eliminations	(7)	(18)	(13)	(36)
Total	$258	$274	$517	$554
INTEREST INCOME
SDG&E	$—	$—	$1	$1
SoCalGas	—	1	—	2
Sempra Mexico	12	15	24	33
Sempra LNG	8	18	17	40
All other	1	3	1	3
Intercompany eliminations	(6)	(15)	(9)	(30)
Total	$15	$22	$34	$49
DEPRECIATION AND AMORTIZATION
SDG&E	$220	$197	$433	$398
SoCalGas	180	162	353	321
Sempra Mexico	57	47	108	94
Sempra LNG	2	3	5	5
All other	4	3	6	6
Total	$463	$412	$905	$824
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$33	$70	$78	$128
SoCalGas	8	49	102	101
Sempra Mexico	113	54	121	(253)
Sempra LNG	(19)	18	30	41
All other	4	(23)	(34)	(56)
Total	$139	$168	$297	$(39)
EQUITY EARNINGS (LOSSES)
Equity earnings (losses), before income tax:
Sempra Texas Utilities	$2	$—	$3	$—
Sempra LNG	133	84	267	141
All other	50	—	50	(100)
	185	84	320	41
Equity earnings (losses), net of income tax:
Sempra Texas Utilities	137	143	273	249
Sempra Mexico	(9)	6	38	206
	128	149	311	455
Total	$313	$233	$631	$496

SEGMENT INFORMATION (CONTINUED)
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON SHARES
SDG&E	$186	$193	$398	$455
SoCalGas	94	146	501	449
Sempra Texas Utilities	138	144	273	249
Sempra Mexico	4	61	61	252
Sempra LNG	47	61	193	136
Discontinued operations	—	1,775	—	1,847
All other	(45)	(141)	(128)	(389)
Total	$424	$2,239	$1,298	$2,999
EXPENDITURES FOR PROPERTY, PLANT & EQUIPMENT
SDG&E			$1,072	$850
SoCalGas			936	885
Sempra Mexico			166	321
Sempra LNG			249	136
All other			1	6
Total			$2,424	$2,198

			June 30, 2021	December 31, 2020
ASSETS
SDG&E			$22,980	$22,311
SoCalGas			19,091	18,460
Sempra Texas Utilities			12,760	12,542
Sempra Mexico			11,114	10,752
Sempra LNG			3,078	2,205
All other			1,029	1,209
Intersegment receivables			(1,444)	(856)
Total			$68,608	$66,623
EQUITY METHOD AND OTHER INVESTMENTS
Sempra Texas Utilities			$12,760	$12,542
Sempra Mexico			871	852
Sempra LNG			416	433
All other			1	1
Total			$14,048	$13,828
(1)    Revenues for reportable segments include intersegment revenues of $2 million, $23 million, $52 million and $80 million for the three months ended June 30, 2021; $4 million, $48 million, $62 million and $193 million for the six months ended June 30, 2021; $2 million, $20 million, $29 million and $11 million for the three months ended June 30, 2020 and $3 million, $38 million, $51 million and $37 million for the six months ended June 30, 2020 for SDG&E, SoCalGas, Sempra Mexico and Sempra LNG, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto in this report, and the Consolidated Financial Statements and the Notes thereto, “Part I – Item 1A. Risk Factors” and “Part II – Item 7. MD&A” in the Annual Report.

OVERVIEW
Sempra Energy is a California-based holding company with energy infrastructure investments in North America. On July 2, 2021, Sempra Energy began doing business as Sempra. Our businesses invest in, develop and operate energy infrastructure, and provide electric and gas services to customers through regulated public utilities. As we discuss in Note 12 of the Notes to Condensed Consolidated Financial Statements in this report and in “Part I – Item 1. Business” in the Annual Report, our business activities are organized under five separately managed reportable segments.
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
This report includes information for the following separate registrants:
▪Sempra;
▪SDG&E; and
▪SoCalGas.
References in this report to “we,” “our,” “us,” “our company” and “Sempra” are to Sempra and its consolidated entities, collectively, unless otherwise stated or indicated by the context. We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra Texas Utilities or Sempra Mexico segments or the utilities in our former South American businesses included in discontinued operations. All references in this report to our reportable segments are not intended to refer to any legal entity with the same or similar name.
Throughout this report, we refer to the following as Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements when discussed together or collectively:
•the Condensed Consolidated Financial Statements and related Notes of Sempra;
•the Condensed Financial Statements and related Notes of SDG&E; and
•the Condensed Financial Statements and related Notes of SoCalGas.

RESULTS OF OPERATIONS
We discuss the following in Results of Operations:
▪Overall results of operations of Sempra;
▪Segment results;
▪Significant changes in revenues, costs and earnings; and
▪Impact of foreign currency and inflation rates on our results of operations.

OVERALL RESULTS OF OPERATIONS OF SEMPRA
In the three months ended June 30, 2021, we reported earnings of $424 million and diluted EPS of $1.37 compared to earnings of $2,239 million and diluted EPS of $7.61 for the same period in 2020. In the six months ended June 30, 2021, we reported earnings of $1,298 million and diluted EPS of $4.24 compared to earnings of $2,999 million and diluted EPS of $9.91 for the same period in 2020. The change in diluted EPS in the three months ended June 30, 2021 compared to the same period in 2020 included a decrease of $0.07 due to an increase in weighted-average common shares outstanding. The change in diluted EPS in the six months ended June 30, 2021 compared to the same period in 2020 included an increase of $0.02 due to a decrease in weighted-average common shares outstanding. Our earnings and diluted EPS were impacted by variances discussed in “Segment Results” below.

SEGMENT RESULTS
This section presents earnings (losses) by Sempra segment, as well as Parent and other and discontinued operations, and a related discussion of the changes in segment earnings (losses). Throughout the MD&A, our reference to earnings represents earnings attributable to common shares. Variance amounts presented are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted, and before NCI, where applicable.

SEMPRA EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
SDG&E	$186	$193	$398	$455
SoCalGas	94	146	501	449
Sempra Texas Utilities	138	144	273	249
Sempra Mexico	4	61	61	252
Sempra LNG	47	61	193	136
Parent and other(1)	(45)	(141)	(128)	(389)
Discontinued operations	—	1,775	—	1,847
Earnings attributable to common shares	$424	$2,239	$1,298	$2,999
(1)    Includes intercompany eliminations recorded in consolidation and certain corporate costs.

SDG&E
The decrease in earnings of $7 million (4%) in the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
▪$62 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; offset by
▪$20 million higher income tax benefits primarily from forecasted flow-through items;
▪$15 million charge in 2020 for amounts expected to be refunded to customers related to the Energy Efficiency Program inquiry;
▪$7 million higher electric transmission margin; and
▪$6 million higher CPUC base operating margin, net of operating expenses.
The decrease in earnings of $57 million (13%) in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
▪$62 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account;
▪$19 million lower electric transmission margin, including the following impacts in 2020 from the March 2020 FERC-approved TO5 settlement proceeding:
◦$18 million to conclude a rate base matter, and
◦$9 million favorable impact from the retroactive application of the final TO5 settlement for 2019; and
▪$15 million lower CPUC base operating margin, net of operating expenses, primarily due to favorable resolution of regulatory matters in 2020; offset by
▪$15 million charge in 2020 for amounts expected to be refunded to customers related to the Energy Efficiency Program inquiry;
▪$13 million higher income tax benefits primarily from forecasted flow-through items; and
▪$5 million higher AFUDC equity.
SoCalGas
The decrease in earnings of $52 million (36%) in the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
▪$64 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; and
▪$9 million lower CPUC base operating margin, net of operating expenses; offset by
▪$14 million higher income tax benefits from forecasted flow-through items.

The increase in earnings of $52 million (12%) in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
▪$72 million charge in 2020 from impacts associated with the Aliso Canyon natural gas storage facility litigation;
▪$26 million higher CPUC base operating margin, net of operating expenses; and
▪$13 million higher income tax benefits from forecasted flow-through items; offset by
▪$64 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account.
Sempra Texas Utilities
The decrease in earnings of $6 million (4%) in the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to lower equity earnings from Oncor Holdings driven by:
▪increased operating costs and expenses attributable to invested capital; offset by
▪increased revenues from rate updates to reflect increases in invested capital and customer growth (net of lower consumption primarily due to weather).
The increase in earnings of $24 million (10%) in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher equity earnings from Oncor Holdings driven by:
▪increased revenues from rate updates to reflect increases in invested capital and customer growth; offset by
▪increased operating costs and expenses attributable to invested capital.
Sempra Mexico
Because Ecogas, our natural gas distribution utility in Mexico, uses the local currency as its functional currency, its revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra’s results of operations. Prior year amounts used in the variances discussed below are as adjusted for the difference in foreign currency translation rates between years. We discuss these and other foreign currency effects below in “Impact of Foreign Currency and Inflation Rates on Results of Operations.”
The decrease in earnings of $57 million in the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
▪$63 million unfavorable impact from foreign currency and inflation effects net of foreign currency derivative effects comprised of an $83 million unfavorable impact in 2021 compared to a $20 million unfavorable impact in 2020; and
▪$6 million income tax expense in 2021 from the remeasurement of certain deferred income taxes; offset by
▪$10 million earnings attributable to NCI at IEnova in 2021 compared to $27 million earnings in 2020, including the effects of the increase in our ownership of IEnova.
The decrease in earnings of $191 million in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
▪$289 million unfavorable impact from foreign currency and inflation effects net of foreign currency derivative effects comprised of a $71 million unfavorable impact in 2021 compared to a $218 million favorable impact in 2020; and
▪$32 million income tax expense in 2021 primarily from outside basis differences in JV investments and the remeasurement of certain deferred income taxes; offset by
▪$44 million earnings attributable to NCI at IEnova in 2021 compared to $171 million earnings in 2020, including the effects of the increase in our ownership of IEnova.
Sempra LNG
The decrease in earnings of $14 million (23%) in the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
▪$63 million lower earnings from marketing operations due to losses in 2021 compared to gains in 2020, primarily driven by changes in natural gas prices; offset by
▪$38 million higher equity earnings from Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020; and
▪$22 million income tax benefit in 2021 from the remeasurement of certain deferred income taxes.
The increase in earnings of $57 million (42%) in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to:

▪$100 million higher equity earnings from Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020; and
▪$22 million income tax benefit in 2021 from the remeasurement of certain deferred income taxes; offset by
▪$57 million lower earnings from marketing operations, primarily driven by changes in natural gas prices.
Parent and Other
The decrease in losses of $96 million in the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs, which we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements;
▪$17 million lower preferred dividends as a result of $26 million lower dividends due to the mandatory conversion of all series A preferred stock in January 2021, offset by $9 million higher dividends due to the issuance of series C preferred stock in June 2020;
▪$14 million lower net interest expense; and
▪$11 million loss from foreign currency derivatives in 2020 used to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our South American businesses.
The decrease in losses of $261 million in the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
▪$50 million equity earnings in 2021 compared to $100 million equity losses in 2020 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs, which we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements;
▪$33 million lower net interest expense;
▪$32 million lower preferred dividends as a result of $52 million lower dividends due to the mandatory conversion of all series A preferred stock in January 2021, offset by $20 million higher dividends due to the issuance of series C preferred stock in June 2020;
▪$17 million net investment gains in 2021 compared to $2 million net investment losses in 2020 on dedicated assets in support of our employee nonqualified benefit plan and deferred compensation obligations; and
▪$18 million lower operating costs retained at Parent and other.
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
Earnings from our discontinued operations of $1,775 million in the three months ended June 30, 2020 included:
▪$1,499 million gain on the sale of our Peruvian businesses;
▪$255 million gain on the sale of our Chilean businesses, subject to post-closing adjustments; and
▪$28 million operational earnings prior to the sale of our Peruvian and Chilean businesses.
Earnings from our discontinued operations of $1,847 million in the six months ended June 30, 2020 included:
▪$1,499 million gain on the sale of our Peruvian businesses;
▪$255 million gain on the sale of our Chilean businesses, subject to post-closing adjustments;
▪$98 million operational earnings prior to the sale of our Peruvian and Chilean businesses; and
▪$7 million income tax benefit related to changes in outside basis differences from earnings and foreign currency effects.

SIGNIFICANT CHANGES IN REVENUES, COSTS AND EARNINGS
This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra, SDG&E and SoCalGas.
Utilities Revenues and Cost of Sales
Our utilities revenues include natural gas revenues at our California Utilities and Sempra Mexico’s Ecogas and electric revenues at SDG&E. Intercompany revenues included in the separate revenues of each utility are eliminated in Sempra’s Condensed Consolidated Statements of Operations.
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

The table below summarizes utilities revenues and cost of sales.

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Natural gas revenues:
SoCalGas	$1,124	$1,010	$2,632	$2,405
SDG&E	160	145	428	364
Sempra Mexico	17	10	44	30
Eliminations and adjustments	(23)	(22)	(49)	(39)
Total	1,278	1,143	3,055	2,760
Electric revenues:
SDG&E	1,158	1,090	2,227	2,140
Eliminations and adjustments	(2)	—	(3)	(2)
Total	1,156	1,090	2,224	2,138
Total utilities revenues	$2,434	$2,233	$5,279	$4,898
Cost of natural gas(1):
SoCalGas	$223	$106	$496	$384
SDG&E	40	31	122	91
Sempra Mexico	6	3	12	6
Eliminations and adjustments	(8)	(9)	(20)	(13)
Total	$261	$131	$610	$468
Cost of electric fuel and purchased power(1):
SDG&E	$304	$260	$545	$491
Eliminations and adjustments	(20)	—	(29)	(2)
Total	$284	$260	$516	$489
(1)     Excludes depreciation and amortization, which are presented separately on the Sempra, SDG&E and SoCalGas Condensed Consolidated Statements of Operations.

Natural Gas Revenues and Cost of Natural Gas
The table below summarizes the average cost of natural gas sold by the California Utilities and included in cost of natural gas. The average cost of natural gas sold at each utility is impacted by market prices, as well as transportation, tariff and other charges.

CALIFORNIA UTILITIES AVERAGE COST OF NATURAL GAS
(Dollars per thousand cubic feet)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
SoCalGas	$3.73	$1.81	$3.01	$2.29
SDG&E	4.42	3.10	4.44	3.51
In the three months ended June 30, 2021, our natural gas revenues increased by $135 million (12%) to $1.3 billion compared to the same period in 2020 primarily due to:
▪$114 million increase at SoCalGas, which included:
◦$117 million increase in cost of natural gas sold, which we discuss below,
◦$44 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$20 million higher revenues from incremental and balanced capital projects, and
◦$9 million higher CPUC-authorized revenues, offset by
◦$84 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; and
▪$15 million increase at SDG&E, which included:
◦$9 million increase in cost of natural gas sold, which we discuss below,
◦$4 million higher revenues primarily associated with the Pipeline Safety Enhancement Plan (PSEP), and
◦$4 million higher CPUC-authorized revenues, offset by

◦$6 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account.
In the three months ended June 30, 2021, our cost of natural gas increased by $130 million to $261 million compared to the same period in 2020 primarily due to:
▪$117 million increase at SoCalGas primarily due to higher average natural gas prices; and
▪$9 million increase at SDG&E, including $12 million due to higher average natural gas prices, offset by $3 million due to lower volumes primarily driven by weather.
In the six months ended June 30, 2021, our natural gas revenues increased by $295 million (11%) to $3.1 billion compared to the same period in 2020 primarily due to:
▪$227 million increase at SoCalGas, which included:
◦$112 million increase in cost of natural gas sold, which we discuss below,
◦$85 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$68 million higher CPUC-authorized revenues, and
◦$38 million higher revenues from incremental and balanced capital projects, offset by
◦$84 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account; and
▪$64 million increase at SDG&E, which included:
◦$31 million increase in cost of natural gas sold, which we discuss below,
◦$16 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M,
◦$14 million higher CPUC-authorized revenues, and
◦$8 million higher revenues primarily associated with PSEP, offset by
◦$6 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account.
In the six months ended June 30, 2021, our cost of natural gas increased by $142 million (30%) to $610 million compared to the same period in 2020 primarily due to:
▪$112 million increase at SoCalGas primarily due to higher average natural gas prices; and
▪$31 million increase at SDG&E, including $25 million due to higher average natural gas prices and $6 million due to higher volumes primarily driven by weather.
Electric Revenues and Cost of Electric Fuel and Purchased Power
In the three months ended June 30, 2021, our electric revenues, substantially all of which are at SDG&E, increased by $66 million (6%) to $1.2 billion compared to the same period in 2020 primarily due to:
▪$44 million higher cost of electric fuel and purchased power, which we discuss below;
▪$36 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$17 million higher revenue from transmission operations;
▪$15 million charge in 2020 for amounts expected to be refunded to customers related to the Energy Efficiency Program inquiry;
▪$11 million higher revenues associated with SDG&E’s wildfire mitigation plan; and
▪$10 million higher CPUC-authorized revenues; offset by
▪$77 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, increased by $24 million (9%) to $284 million in the three months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase in market costs, offset by a decrease in demand from the adoption of rooftop solar.
In the six months ended June 30, 2021, our electric revenues, substantially all of which are at SDG&E, increased by $86 million (4%) to $2.2 billion compared to the same period in 2020 primarily due to:
▪$90 million higher recovery of costs associated with refundable programs, which revenues are offset in O&M;
▪$54 million higher cost of electric fuel and purchased power, which we discuss below;
▪$20 million higher CPUC-authorized revenues;
▪$18 million higher revenues associated with SDG&E’s wildfire mitigation plan; and

▪$15 million charge in 2020 for amounts expected to be refunded to customers related to the Energy Efficiency Program inquiry; offset by
▪$77 million decrease due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account;
▪$22 million lower revenues due to favorable resolution of regulatory matters in 2020; and
▪$18 million lower revenues from transmission operations, including the following impacts in 2020 related to the March 2020 FERC-approved TO5 settlement proceeding:
◦$26 million to settle a rate base matter, and
◦$12 million favorable impact from the retroactive application of the final TO5 settlement for 2019.
Our utility cost of electric fuel and purchased power, substantially all of which is at SDG&E, increased by $27 million (6%) to $516 million in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to an increase in market costs, offset by a decrease in demand from the adoption of rooftop solar.
Energy-Related Businesses: Revenues and Cost of Sales
The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
REVENUES
Sempra Mexico	$387	$265	$727	$554
Sempra LNG	52	69	248	192
Parent and other(1)	(132)	(41)	(254)	(89)
Total revenues	$307	$293	$721	$657
COST OF SALES(2)
Sempra Mexico	$122	$44	$241	$113
Sempra LNG	111	44	212	83
Parent and other(1)	(114)	(37)	(225)	(86)
Total cost of sales	$119	$51	$228	$110
(1)    Includes eliminations of intercompany activity.
(2)    Excludes depreciation and amortization, which are presented separately on Sempra’s Condensed Consolidated Statements of Operations.

In the three months ended June 30, 2021, revenues from our energy-related businesses increased by $14 million (5%) to $307 million compared to the same period in 2020 primarily due to:
▪$122 million increase at Sempra Mexico primarily due to:
◦$64 million from the marketing business primarily due to higher natural gas prices and volumes,
◦$22 million higher revenues from TdM primarily due to higher volumes, and
◦$18 million from the renewables business primarily due to the acquisition of ESJ in March 2021 and renewable assets placed in service in December 2020 and March 2021; offset by
▪$17 million decrease at Sempra LNG primarily due to:
◦$66 million decrease from natural gas marketing operations primarily due to losses in 2021 compared to gains in 2020, mainly driven by changes in natural gas prices, offset by
◦$49 million increase in revenues from LNG marketing operations primarily from higher natural gas sales to Sempra Mexico mainly as a result of higher natural gas prices and volumes, and from higher diversion revenues due to higher natural gas prices; and
▪$91 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the three months ended June 30, 2021, the cost of sales for our energy-related businesses increased by $68 million to $119 million compared to the same period in 2020 primarily due to:
▪$78 million increase at Sempra Mexico primarily due to higher natural gas prices and volumes at the marketing business and primarily higher volumes at TdM; and
▪$67 million increase at Sempra LNG mainly from natural gas marketing activities due to higher natural gas purchases; offset by

▪$77 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the six months ended June 30, 2021, revenues from our energy-related businesses increased by $64 million (10%) to $721 million compared to the same period in 2020 primarily due to:
▪$173 million increase at Sempra Mexico primarily due to:
◦$123 million from the marketing business primarily due to higher natural gas prices and volumes,
◦$23 million from the renewables business primarily due to the acquisition of ESJ in March 2021 and renewable assets placed in service in December 2020 and March 2021, and
◦$9 million higher revenues from TdM mainly due to higher power prices and volumes, offset by unrealized losses on commodity derivatives in 2021 compared to unrealized gains in 2020; and
▪$56 million increase at Sempra LNG primarily due to:
◦$110 million increase in revenues from LNG marketing operations primarily from higher natural gas sales to Sempra Mexico mainly as a result of higher natural gas prices and volumes, and from higher diversion revenues due to higher natural gas prices, offset by
◦$53 million decrease from natural gas marketing operations primarily due to changes in natural gas prices; offset by
▪$165 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
In the six months ended June 30, 2021, the cost of sales for our energy-related businesses increased by $118 million to $228 million compared to the same period in 2020 primarily due to:
▪$129 million increase at Sempra LNG mainly from natural gas marketing activities primarily due to higher natural gas purchases; and
▪$128 million increase at Sempra Mexico primarily due to higher natural gas prices and volumes at the marketing business and at TdM; offset by
▪$139 million decrease primarily from higher intercompany eliminations associated with sales between Sempra LNG and Sempra Mexico.
Operation and Maintenance
In the three months ended June 30, 2021, O&M increased by $126 million (14%) to $1.0 billion compared to the same period in 2020 primarily due to:
▪$63 million increase at SoCalGas primarily due to:
◦$44 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$19 million higher non-refundable operating costs;
▪$47 million increase at SDG&E primarily due to:
◦$36 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$11 million higher non-refundable operating costs; and
▪$26 million increase at Sempra Mexico primarily due to expenses associated with the growth in the business; offset by
▪$29 million decrease at Parent and other primarily from lower deferred compensation expense and retained operating costs.
In the six months ended June 30, 2021, O&M increased by $276 million (16%) to $2.0 billion compared to the same period in 2020 primarily due to:
▪$127 million increase at SDG&E primarily due to:
◦$106 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$21 million higher non-refundable operating costs;
▪$123 million increase at SoCalGas primarily due to:
◦$85 million higher expenses associated with refundable programs, which costs incurred are recovered in revenue, and
◦$38 million higher non-refundable operating costs; and
▪$28 million increase at Sempra Mexico primarily due to expenses associated with the growth in the business; offset by
▪$14 million decrease at Parent and other primarily from lower retained operating costs offset by higher deferred compensation expense.

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
In the three months ended June 30, 2021, other income, net, increased by $10 million (16%) to $72 million compared to the same period in 2020. The change was primarily due to:
▪$15 million higher net gains from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily due to:
◦$14 million net losses in 2020 of foreign currency derivatives used to hedge exposure to fluctuations in the Peruvian sol and Chilean peso related to the sales of our businesses in Peru and Chile, and
◦$14 million higher foreign currency gains on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, offset by
◦$16 million gains in 2020 on foreign currency derivatives as a result of fluctuation of the Mexican peso; and
▪$8 million lower non-service component of net periodic benefit cost in 2021; offset by
▪$11 million lower investment gains in 2021 on dedicated assets in support of our executive retirement and deferred compensation plans; and
▪$8 million decrease in regulatory interest at the California Utilities due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account.
Other income, net, in the six months ended June 30, 2021 was $107 million compared to other expense, net, of $192 million in the same period in 2020. The change was primarily due to:
▪$242 million lower net losses from impacts associated with interest rate and foreign exchange instruments and foreign currency transactions primarily due to:
◦$5 million foreign currency gains in 2021 compared to $135 million foreign currency losses in 2020 on a Mexican peso-denominated loan to IMG JV, which is offset in Equity Earnings, and
◦$85 million lower losses on foreign currency derivatives as a result of fluctuation of the Mexican peso;
▪$28 million investment gains in 2021 compared to $7 million investment losses in 2020 on dedicated assets in support of our executive retirement and deferred compensation plans;
▪$11 million higher non-service component of net periodic benefit credit in 2021; and
▪$10 million higher AFUDC equity, including $5 million at both SDG&E and SoCalGas; offset by
▪$8 million decrease in regulatory interest at the California Utilities due to the release of a regulatory liability in 2020 related to 2016-2018 forecasting differences that are not subject to tracking in the income tax expense memorandum account.

Income Taxes
The table below shows the income tax expense (benefit) and ETRs for Sempra, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sempra:
Income tax expense (benefit) from continuing operations	$139	$168	$297	$(39)

Income from continuing operations before income taxes and equity earnings	$281	$463	$1,049	$860
Equity earnings, before income tax(1)	185	84	320	41
Pretax income	$466	$547	$1,369	$901

Effective income tax rate	30%	31%	22%	(4)%
SDG&E:
Income tax expense	$33	$70	$78	$128
Income before income taxes	$219	$263	$476	$583
Effective income tax rate	15%	27%	16%	22%
SoCalGas:
Income tax expense	$8	$49	$102	$101
Income before income taxes	$103	$196	$604	$551
Effective income tax rate	8%	25%	17%	18%
(1)    We discuss how we recognize equity earnings in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report.
Sempra
Sempra’s income tax expense decreased in the three months ended June 30, 2021 compared to the same period in 2020 due to lower pretax income, higher income tax benefits from forecasted flow-through items, and the following items:
▪$22 million income tax benefit in 2021 from the remeasurement of certain deferred income taxes; offset by
▪$83 million income tax expense in 2021 compared to $30 million income tax expense in 2020 from foreign currency and inflation effects and associated derivatives.
Sempra’s income tax expense in the six months ended June 30, 2021 compared to an income tax benefit in the same period in 2020 was due to higher pretax income offset by higher income tax benefits from forecasted flow-through items and the following items:
▪$41 million income tax expense in 2021 compared to $307 million income tax benefit in 2020 from foreign currency and inflation effects and associated derivatives; and
▪$10 million lower income tax benefit in 2021 related to share-based compensation; offset by
▪$22 million income tax benefit in 2021 from the remeasurement of certain deferred income taxes.
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
SDG&E
SDG&E’s income tax expense decreased in both the three months and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to lower pretax income and higher income tax benefits from forecasted flow-through items.
SoCalGas
SoCalGas’ income tax expense decreased in the three months ended June 30, 2021 compared to the same period in 2020 primarily due to lower pretax income and higher income tax benefits from forecasted flow-through items.
SoCalGas’ income tax expense increased in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to higher pretax income offset by higher income tax benefits from forecasted flow-through items.

Equity Earnings
In the three months ended June 30, 2021, equity earnings increased by $80 million (34%) to $313 million compared to the same period in 2020 primarily due to:
▪$50 million equity earnings in 2021 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs; and
▪$49 million higher equity earnings at Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020; offset by
•$12 million lower equity earnings at IMG JV, primarily due to foreign currency effects, including $14 million higher foreign currency losses on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income (Expense), Net; and
▪$6 million lower equity earnings at Oncor Holdings primarily due to increased operating costs and expenses attributable to invested capital, offset by higher revenues from rate updates to reflect increases in invested capital and customer growth (net of lower consumption primarily due to weather).
In the six months ended June 30, 2021, equity earnings increased by $135 million (27%) to $631 million compared to the same period in 2020 primarily due to:
▪$50 million equity earnings in 2021 compared to $100 million equity losses in 2020 related to our investment in RBS Sempra Commodities to settle pending VAT matters and related legal costs;
▪$126 million higher equity earnings at Cameron LNG JV primarily due to the three-train liquefaction project achieving full commercial operations in August 2020; and
▪$24 million higher equity earnings at Oncor Holdings primarily due to higher revenues from rate updates to reflect increases in invested capital and customer growth, offset by increased operating costs and expenses attributable to invested capital; offset by
▪$168 million lower equity earnings at Sempra Mexico, which included:
◦$143 million lower equity earnings at IMG JV, primarily due to foreign currency effects, including $5 million foreign currency losses in 2021 compared to $135 million foreign currency gains in 2020 on IMG JV’s Mexican peso-denominated loans from its JV owners, which is fully offset in Other Income (Expense), Net, and
◦$20 million lower equity earnings at TAG JV primarily due to income tax expense in 2021 compared to a benefit in 2020.
Earnings Attributable to Noncontrolling Interests
In the three months and six months ended June 30, 2021, earnings attributable to NCI decreased by $18 million to $10 million and $136 million to $43 million, respectively, compared to the same periods in 2020 primarily due to a decrease in earnings attributable to NCI at Sempra Mexico and from the increase in our ownership interest in IEnova as a result of the exchange offer, which we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements.
Preferred Dividends
In the three months and six months ended June 30, 2021, preferred dividends decreased by $17 million to $20 million and $32 million to $41 million, respectively, compared to the same periods in 2020 primarily due to the conversion of series A preferred stock in January 2021, offset by the issuance of series C preferred stock in June 2020.

IMPACT OF FOREIGN CURRENCY AND INFLATION RATES ON RESULTS OF OPERATIONS
Because our natural gas distribution utility in Mexico, Ecogas, uses its local currency as its functional currency, revenues and expenses are translated into U.S. dollars at average exchange rates for the period for consolidation in Sempra’s results of operations. Prior to the sales of our South American businesses in 2020, our operations in South America used their local currency as their functional currency. We discuss further the impact of foreign currency and inflation rates on results of operations, including impacts on income taxes and related hedging activity, in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report.

Foreign Currency Translation
Any difference in average exchange rates used for the translation of income statement activity from year to year can cause a variance in Sempra’s comparative results of operations. In the three months and six months ended June 30, 2021, the change in our earnings as a result of foreign currency translation rates was not material compared to the same period in 2020.
Transactional Impacts
Income statement activities at our foreign operations and their JVs are also impacted by transactional gains and losses, a summary of which is shown in the table below:

TRANSACTIONAL (LOSSES) GAINS FROM FOREIGN CURRENCY AND INFLATION EFFECTS AND ASSOCIATED DERIVATIVES
(Dollars in millions)
	Total reported amounts		Transactional gains (losses) included in reported amounts
	Three months ended June 30,
	2021	2020	2021	2020
Other income (expense), net	$72	$62	$33	$18
Income tax (expense) benefit	(139)	(168)	(83)	(30)
Equity earnings	313	233	(35)	(17)
Income from continuing operations, net of income tax	455	528	(85)	(29)
Income from discontinued operations, net of income tax	—	1,777	—	(1)
Earnings attributable to noncontrolling interests	(10)	(28)	13	9
Earnings attributable to common shares	424	2,239	(72)	(21)
	Six months ended June 30,
	2021	2020	2021	2020
Other income (expense), net	$107	$(192)	$(16)	$(258)
Income tax (expense) benefit	(297)	39	(41)	307
Equity earnings	631	496	(16)	164
Income from continuing operations, net of income tax	1,383	1,395	(73)	213
Income from discontinued operations, net of income tax	—	1,857	—	15
Earnings attributable to noncontrolling interests	(43)	(179)	4	(99)
Earnings attributable to common shares	1,298	2,999	(69)	129

CAPITAL RESOURCES AND LIQUIDITY
OVERVIEW
Sempra
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
Sempra Infrastructure Partners
In April 2021, we entered into an agreement to sell a 20% equity interest in Sempra Infrastructure Partners, which generally represents the combined businesses of Sempra LNG and IEnova under Sempra Global, for cash proceeds of $3.37 billion, subject to adjustments. We anticipate completing this transaction around the end of the third quarter of 2021. We intend to use the expected proceeds from the sale to fund capital investments in support of additional growth opportunities and strengthen our balance sheet by reducing debt.
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
▪fund expenditures related to the natural gas leak at SoCalGas’ Aliso Canyon natural gas storage facility
Sempra and the California Utilities currently have reasonable access to the money markets and capital markets and are not currently constrained in their ability to borrow money at reasonable rates from commercial banks, under existing revolving credit facilities or through public offerings registered with the SEC. However, our ability to access the money markets and capital markets or obtain credit from commercial banks outside of our committed revolving credit facilities could become materially constrained if changing economic conditions and disruptions to the money markets and capital markets, due to the COVID-19 pandemic or otherwise, worsen. In addition, our financing activities and actions by credit rating agencies, as well as many other factors, could negatively affect the availability and cost of both short-term and long-term financing. Also, cash flows from operations may be impacted by the timing of commencement and completion, and potentially cost overruns, of large projects. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. We monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain our investment-grade credit ratings and capital structure.
We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits and nuclear decommissioning. Changes in asset values, which are dependent on activity in the equity and fixed income markets, have not materially and adversely affected the trust funds’ abilities to make required payments. However, changes in asset values or other factors in future periods, such as changes to discount rates, assumed rates of return, mortality tables and regulations, may impact funding requirements for pension and other postretirement benefits plans. Funding requirements for SDG&E’s NDT could also be impacted by the timing and amount of SONGS decommissioning costs. At the California Utilities, funding requirements are generally recoverable in rates. We discuss our employee benefit plans and SDG&E’s NDT, including our investment allocation strategies for assets in these trusts, in Notes 9 and 15, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.
Available Funds
Our committed lines of credit provide liquidity and support commercial paper. As we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements, Sempra, SDG&E and SoCalGas each have five-year credit agreements expiring in 2024. In addition, Sempra Mexico has committed lines of credit that expire in 2021 and 2024 and uncommitted revolving credit facilities that expire in 2023. Sempra Infrastructure Partners may enter into its own revolving credit facility, although such a credit facility and its timing remain uncertain.
The table below shows the amount of available funds at June 30, 2021, including available unused credit on these primary U.S. and foreign lines of credit.

AVAILABLE FUNDS AT JUNE 30, 2021
(Dollars in millions)
	Sempra	SDG&E	SoCalGas
Unrestricted cash and cash equivalents(1)	$335	$13	$4
Available unused credit(2)(3)	6,319	1,063	607
(1)    Amounts at Sempra include $140 million held in non-U.S. jurisdictions. We discuss repatriation in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)    Available unused credit is the total available on Sempra’s, SDG&E’s, SoCalGas’ and Sempra Mexico’s credit facilities that we discuss in Note 7 of the Notes to Condensed Consolidated Financial Statements.
(3)    Because our commercial paper programs are supported by these lines, we reflect the amount of commercial paper outstanding as a reduction to the available unused credit.
Short-Term Borrowings
We use short-term debt primarily to meet liquidity requirements, fund shareholder dividends, and temporarily finance capital expenditures, acquisitions or start-ups. Our California Utilities use short-term debt primarily to meet working capital needs. Revolving lines of credit and commercial paper were our primary sources of short-term debt funding in the first six months of 2021. In June 2021, SDG&E entered into a $375 million, 364-day term loan with a maturity date of June 27, 2022. At June 30, 2021, there were no borrowings outstanding under this agreement. In July 2021, SDG&E borrowed $200 million, net of negligible issuance costs, under the term loan. The borrowing bears interest at benchmark rates plus 62.5 bps. The term loan provides SDG&E with additional liquidity outside of its line of credit.
We discuss our short-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Long-Term Debt Activities
Issuances of and payments on long-term debt in the first six months of 2021 included the following:

LONG-TERM DEBT ISSUANCES AND PAYMENTS
(Dollars in millions)
Issuances:	Amount at issuance	Maturity
Sempra LNG variable rate notes	$185	2025

Payments:	Payments	Maturity
Sempra variable rate notes	$850	2021
SDG&E 1.914% amortizing first mortgage bonds	18	2021
SDG&E variable rate 364-day term loan	200	2021
Sempra Mexico variable rate notes	22	2021
Sempra Mexico variable and fixed rate loans	20	2021
We discuss our long-term debt activities in Note 7 of the Notes to Condensed Consolidated Financial Statements.
Credit Ratings
We provide additional information about the credit ratings of Sempra, SDG&E and SoCalGas in “Part I – Item 1A. Risk Factors” and “Part II – Item 2. MD&A – Capital Resources and Liquidity” in the Annual Report.
The credit ratings of Sempra, SDG&E and SoCalGas remained at investment grade levels in the first six months of 2021.

CREDIT RATINGS AT JUNE 30, 2021

	Sempra	SDG&E	SoCalGas
Moody’s	Baa2 with a stable outlook	A3 with a stable outlook	A2 with a stable outlook
S&P	BBB+ with a negative outlook	BBB+ with a stable outlook	A with a negative outlook
Fitch	BBB+ with a stable outlook	BBB+ with a stable outlook	A with a stable outlook

A downgrade of Sempra’s or any of its subsidiaries’ credit ratings or rating outlooks may, depending on the severity, result in a requirement for collateral to be posted in the case of certain financing arrangements and may materially and adversely affect the market prices of their equity and debt securities, the rates at which borrowings are made and commercial paper is issued, and the various fees on their outstanding credit facilities. This could make it more costly for Sempra, SDG&E, SoCalGas and Sempra’s other subsidiaries to issue debt securities, to borrow under credit facilities and to raise certain other types of financing.
Sempra has agreed that, if the credit rating of Oncor’s senior secured debt by any of the three major rating agencies falls below BBB (or the equivalent), Oncor will suspend dividends and other distributions (except for contractual tax payments), unless otherwise allowed by the PUCT. Oncor’s senior secured debt was rated A2, A+ and A at Moody’s, S&P and Fitch, respectively, at June 30, 2021.
Loans with Affiliates
At June 30, 2021, Sempra had $704 million in loans due from unconsolidated affiliates and $304 million in loans due to unconsolidated affiliates.
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
The CPUC required that all energy companies under its jurisdiction, including the California Utilities, take action to implement several emergency customer protection measures to support California customers affected by the COVID-19 pandemic. The California Utilities implemented certain measures to assist all customers (except for SoCalGas’ noncore customers) in response to these requirements, including suspending service disconnections due to nonpayment, waiving late payment fees, and offering flexible payment plans to customers experiencing difficulty paying their electric or gas bills. The customer protection measures were in place through June 2021. In June 2021, the CPUC further extended the suspension of service disconnections for nonpayment through September 2021, which provides time for the California Utilities to notify residential and small business customers in arrears and enroll such customers in long-term repayment plans. The CPUC is continuing to consider the impacts of any state or federal relief programs on customer arrearages and if further debt relief is warranted.
The CPUC authorized each of the California Utilities to track and request recovery of incremental costs associated with complying with residential customer protection measures implemented by the CPUC related to the COVID-19 pandemic, including costs associated with suspending service disconnections and uncollectible expenses that arise from customers’ failure to pay. Although we are tracking these costs in various regulatory mechanisms, recovery is not assured. The continuation of these circumstances could result in a further reduction in payments received from the California Utilities’ customers and a further increase in uncollectible accounts, which could become material, and any inability or delay in recovering all or a substantial portion of these costs could have a material adverse effect on the cash flows, financial condition and results of operations of Sempra, SDG&E and SoCalGas. We discuss regulatory mechanisms in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Disconnection OIR

In June 2020, the CPUC issued a decision addressing residential service disconnections that, among other things, allows each of the California Utilities to establish a two-way balancing account to record the uncollectible expenses associated with residential customers’ inability to pay their electric or gas bills. This decision also directs the California Utilities to establish an AMP that provides successfully participating, income-qualified residential customers with relief from outstanding utility bill amounts and became effective in February 2021. The California Utilities have recorded increases in their allowances for uncollectible accounts primarily related to expected forgiveness of outstanding bill amounts for customers eligible under the AMP. The AMP could result in a further reduction in payments received from the California Utilities’ customers and a further increase to uncollectible accounts, which could become material, and any inability to recover these costs could have a material adverse effect on the cash flows, financial condition and results of operations of Sempra, SDG&E and SoCalGas.
CCM
A CPUC cost of capital proceeding determines a utility’s authorized capital structure and authorized return on rate base. A cost of capital proceeding also addresses the CCM, which considers changes in interest rates based on the applicable utility bond index published by Moody’s (the CCM benchmark rate) for the 12-month period from October 2020 through September 2021. The CCM benchmark rate is the basis of comparison to determine if further measurement periods “trigger” the CCM. The trigger occurs if the change in the applicable Moody’s utility bond index relative to the CCM benchmark rate is larger than plus or minus 1.000%. The index applicable to SDG&E and SoCalGas is based on each utility’s credit rating.
SDG&E’s CCM benchmark rate is 4.498% based on Moody’s Baa- utility bond index, and SoCalGas’ CCM benchmark rate is 4.029%, based on Moody’s A- utility bond index.
The average Moody’s Baa- utility bond index between October 1, 2020 and July 30, 2021 was more than 1.000% below SDG&E’s CCM benchmark rate of 4.498%. The CCM, if triggered in 2021 by SDG&E or SoCalGas, would be effective January 1, 2022, and would automatically update their respective authorized cost of debt based on actual costs and update their respective authorized ROE. A trigger of the CCM that requires a downward adjustment beginning January 1, 2022 could materially adversely affect the results of operations and cash flows of Sempra and, depending on the CCM that is triggered, SDG&E or SoCalGas. We discuss the CCM further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E
Wildfire Fund
The carrying value of SDG&E’s Wildfire Fund asset totals $378 million at June 30, 2021. We describe the Wildfire Legislation and related accounting treatment in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.
SDG&E is exposed to the risk that the participating California electric IOUs may incur third-party wildfire costs for which they will seek recovery from the Wildfire Fund. In such a situation, SDG&E may recognize a reduction of its Wildfire Fund asset and record a charge against earnings in the period when there is a reduction of the available coverage due to recoverable claims from any of the participating IOUs. As a result, if any California electric IOU’s equipment is determined to be a cause of a fire, it could have a material adverse effect on SDG&E’s and Sempra’s financial condition and results of operations up to the carrying value of our Wildfire Fund asset, with additional potential material exposure if SDG&E’s equipment is determined to be a cause of a fire. In addition, the Wildfire Fund could be completely exhausted due to fires in the other California electric IOUs’ service territories, by fires in SDG&E’s service territory or by a combination thereof. In the event that the Wildfire Fund is materially diminished, exhausted or terminated, SDG&E will lose the protection afforded by the Wildfire Fund, and as a consequence, a fire in SDG&E’s service territory could cause a material adverse effect on SDG&E’s and Sempra’s cash flows, results of operations and financial condition.
Wildfire Cost Recovery Mechanism
In July 2021, SDG&E filed a request with the CPUC to establish an interim cost recovery mechanism that would recover in rates 50% of its wildfire mitigation plan regulatory account balance as of January 1 of each year. Such potential recovery would be incremental to wildfire costs authorized in its GRC and would be subject to reasonableness review.
Franchise Agreements
In December 2020, the City of San Diego and SDG&E agreed to extend the natural gas and electric franchises to June 1, 2021. After completing a competitive bid process, on June 8, 2021, the City of San Diego approved ordinances granting to SDG&E the natural gas and electric franchises. These franchise agreements provide SDG&E the opportunity to serve the City of San Diego for the next 20 years, consisting of 10-year agreements that will automatically renew for an additional 10 years unless the City Council voids the automatic renewal with a supermajority vote. The agreements went into effect in July 2021. SDG&E will pay

$110 million as consideration for the natural gas and electric franchise agreements. The consideration paid will not be recovered from customers and will be amortized over 20 years.
Two lawsuits have been filed in California Superior Court challenging the City’s process for its award of the natural gas and electric franchises and seeking to declare the franchise agreements as null and void.
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
Cost Estimates, Accounting Impact and Insurance. At June 30, 2021, SoCalGas estimates certain costs related to the Leak are $1,627 million (the cost estimate). This cost estimate may increase significantly as more information becomes available. A substantial portion of the cost estimate has been paid, and $422 million is accrued as Reserve for Aliso Canyon Costs on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets.
Except for the amounts paid or estimated to settle certain legal and regulatory matters, the cost estimate does not include litigation, regulatory proceedings or regulatory costs to the extent it is not possible to predict at this time the outcome of these actions or reasonably estimate the costs to defend or resolve the actions or the amount of damages, restitution, civil or administrative fines, sanctions, penalties or other costs or remedies that may be imposed or incurred. The cost estimate also does not include certain other costs incurred by Sempra associated with defending against shareholder derivative lawsuits and other potential costs that we currently do not anticipate incurring or that we cannot reasonably estimate. These costs not included in the cost estimate could be significant and could have a material adverse effect on SoCalGas’ and Sempra’s cash flows, financial condition and results of operations.
We have received insurance payments for many of the costs included in the cost estimate, including temporary relocation and associated processing costs, control-of-well expenses, costs of the government-ordered response to the Leak, certain legal costs and lost gas. As of June 30, 2021, we recorded the expected recovery of the cost estimate related to the Leak of $414 million as Insurance Receivable for Aliso Canyon Costs on SoCalGas’ and Sempra’s Condensed Consolidated Balance Sheets. This amount is exclusive of insurance retentions and $865 million of insurance proceeds we received through June 30, 2021. We intend to pursue the full extent of our insurance coverage for the costs we have incurred. Other than insurance for certain future defense costs we may incur as well as directors’ and officers’ liability, we have exhausted all of our insurance in this matter. We continue to pursue other sources of insurance coverage for costs related to this matter, but we may not be successful in obtaining additional insurance recovery for any of these costs. If we are not able to secure additional insurance recovery, if any costs we have recorded as an insurance receivable are not collected, if there are delays in receiving insurance recoveries, or if the insurance recoveries are subject to income taxes while the associated costs are not tax deductible, such amounts, which could be significant, could have a material adverse effect on SoCalGas’ and Sempra’s cash flows, financial condition and results of operations.
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
If the Aliso Canyon natural gas storage facility were to be permanently closed, or if future cash flows from its operation were otherwise insufficient to recover its carrying value, it could result in an impairment of the facility and significantly higher than expected operating costs and/or additional capital expenditures, and natural gas reliability and electric generation could be jeopardized. At June 30, 2021, the Aliso Canyon natural gas storage facility had a net book value of $858 million. Any significant impairment of this asset, or higher operating costs and additional capital expenditures incurred by SoCalGas that may not be recoverable in customer rates, could have a material adverse effect on SoCalGas’ and Sempra’s results of operations, financial condition and cash flows.
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
In July 2021, Sempra contributed $50 million to Oncor Holdings, and Oncor Holdings distributed a $438 million return of investment to Sempra.
Winter Weather Event
In February 2021, ERCOT required transmission companies, including Oncor, to significantly reduce demand on the grid due to insufficient electricity generation caused by extreme winter weather, resulting in power outages throughout ERCOT. As a result of the winter weather event, the PUCT issued a moratorium on customer disconnections due to nonpayment until June 18, 2021, and it or other governmental authorities or third parties, including Oncor’s customers, have taken or could take other measures to address financial challenges experienced as a result of the event, which could adversely impact Oncor’s collections and cash flows and, in turn, could adversely impact Sempra. The Texas Legislature has passed, and the Governor of Texas has signed, various legislation affecting the ERCOT market, which addresses matters including certain weatherization requirements and fines of up to $1 million per day for failures to comply with such requirements, creation of the Texas Energy Reliability Council, identification of gas facilities that are critical to electric-generator fuel supplies, coordination between the gas and electric industries, and changes in the composition of the PUCT and the ERCOT board of directors. In addition, various regulatory and governmental entities have also commenced investigations or indicated an intent to investigate the operation of the ERCOT grid during this extreme winter weather event and potential future actions to improve grid reliability. Any significant changes relating to the ERCOT market that impact transmission and distribution utilities as a result of such proceedings or otherwise could materially adversely impact Oncor. If Oncor does not successfully respond to these changes and any other legislative, regulatory, or market or industry developments applicable to it, Oncor could suffer a deterioration in its results of operations, financial condition, cash flows and/or prospects, which could materially adversely affect Sempra’s results of operations, financial condition, cash flows and/or prospects.
Sempra Mexico
Construction Projects
Sempra Mexico began commercial operations of its new terminals for the receipt, storage and delivery of refined fuel products in the new port of Veracruz on March 19, 2021 and in Mexico City on July 2, 2021. The two terminals have a combined storage capacity of more than 2.6 million barrels. The storage capacity for both terminals is contracted with Valero Energy Corporation. Sempra Mexico also completed construction and began commercial operations of a new solar facility (Border Solar) in Juárez, Chihuahua on March 25, 2021.
Sempra Mexico is currently constructing additional terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Puebla and Topolobampo. We expect these projects to commence commercial operations in 2021. However, expected commencement dates could be delayed by worsening or extended disruptions of project construction caused by the COVID-19 pandemic or other factors outside our control. Sempra Mexico is continuing to monitor the impacts of the COVID-19 pandemic on cash flows and results of operations. We expect to fund these capital expenditures, investments and operations at IEnova with available funds, including credit facilities, and funds internally generated by the Sempra Mexico businesses, as well as funds from project financing, sales of securities, interim funding from the parent or affiliates, and partnering in JVs. Sempra Mexico is also developing terminals for the receipt, storage, and delivery of liquid fuels in the vicinity of Manzanillo, Guadalajara and Ensenada.
The ability to successfully complete major construction projects is subject to a number of risks and uncertainties. For a discussion of these risks and uncertainties, see “Part I – Item 1A. Risk Factors” in the Annual Report.
Legal and Regulatory Matters

As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, the Guaymas-El Oro segment of the Sonora pipeline has been inoperable since August 2017. Under an agreement between IEnova and the CFE, the CFE will resume making payments only when the damaged section of the Guaymas-El Oro segment of the Sonora pipeline is repaired. If the pipeline is not repaired by September 14, 2021 and the parties do not agree on a new service start date, IEnova retains the right to terminate the contract and seek to recover its reasonable and documented costs and lost profits. At June 30, 2021, Sempra Mexico had $439 million in PP&E, net, related to the Guaymas-El Oro segment of the Sonora pipeline, which could be subject to impairment if IEnova is unable to make such repairs (which have not commenced) or re-route the pipeline (which has not been agreed to by the parties) and resume operations in the Guaymas-El Oro segment of the Sonora pipeline or if IEnova terminates the contract and is unable to obtain recovery, which in each case could have a material adverse impact on Sempra’s results of operations, financial condition, cash flows, and/or prospects.
In May 2020, the two third-party capacity customers at the ECA Regas Facility, Shell Mexico and Gazprom, asserted that a 2019 update of the general terms and conditions for service at the facility, as approved by the CRE, resulted in a breach of contract by IEnova and a force majeure event. Citing these circumstances, the customers subsequently stopped making payments of amounts due under their respective LNG storage and regasification agreements. IEnova has rejected the customers’ assertions and has drawn on the customers’ letters of credit provided as payment security. The parties engaged in discussions under the applicable contractual dispute resolution procedures without coming to a mutually acceptable resolution. In July 2020, Shell Mexico submitted a request for arbitration of the dispute and although Gazprom has joined the proceeding, Gazprom has since replenished the amounts drawn on its letter of credit and has resumed making regular monthly payments under its LNG storage and regasification agreement. As a consequence, IEnova is not currently drawing on Gazprom’s letter of credit but expects to continue to draw on Shell Mexico’s letter of credit. IEnova intends to avail itself of its available claims, defenses, rights and remedies in the arbitration proceeding, including seeking dismissal of the customers’ claims. In addition to the arbitration proceeding, Shell Mexico also filed a constitutional challenge to the CRE’s approval of the update to the general terms and conditions and an additional constitutional claim against the issuance of the liquefaction permit. Shell Mexico’s request to stay the CRE’s approval of the general terms and conditions was denied in October 2020, and the claim regarding the liquefaction permit issuance was denied in March 2021. Shell Mexico has appealed both decisions.
As we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, the Mexican government and certain Mexican governmental agencies have amended existing laws and rules, updated transmission rates, and issued orders, decrees and regulations that could materially impact IEnova’s participation in the country’s energy market. Those actions would, among other things, create barriers for renewable energy facilities to enter the wholesale electricity market, threaten the prospects for private-party renewable energy generation in the country, limit the ability to dispatch renewable energy and to receive or maintain operation permits (including self-supply permits impacted by the Offtaker Resolution), and increase costs of electricity for legacy renewables and cogeneration energy contract holders. In addition, those actions (i) require that only state-owned companies may import and export hydrocarbons, refined products, petrochemicals, and biofuels through channels other than those authorized, which could adversely affect new projects that have not obtained such authorizations and projects under construction, in development or in operation, and (ii) grant SENER and the CRE additional powers to suspend and revoke permits related to the midstream and downstream sectors. Some of these newly enacted amendments, orders, rules, decrees and regulations have been challenged or temporarily suspended through litigation and judicial rulings obtained by businesses operating in the power sector, including by IEnova. If the ongoing litigation is unsuccessful or if new orders, rules, decrees or regulations or further amendments to existing laws are adopted or enacted that adversely impact IEnova’s participation in the Mexican energy market, this could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or prospects, our ability to recover the carrying values of our renewable energy and other investments in Mexico, and our ability to operate existing facilities and develop new energy projects in the country.
Acquisition of ESJ
As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements, on March 19, 2021, IEnova increased its ownership interest in ESJ from 50% to 100% by acquiring Saavi Energía’s 50% equity interest in ESJ for a purchase price of approximately $65 million (net of $14 million of acquired cash and cash equivalents) plus the assumption of $277 million in debt (including $94 million owed from ESJ to IEnova that eliminates upon consolidation). ESJ owns a fully operating wind power generation facility with a nameplate capacity of 155 MW that is fully contracted by SDG&E under a long-term PPA. ESJ is constructing a second wind power generation facility with a nameplate capacity of 108 MW that we expect will be completed in the first quarter of 2022.
IEnova Exchange Offer and Cash Tender Offer

In May 2021, we acquired 381,015,194 publicly held shares of IEnova in exchange for 12,306,777 newly issued shares of our common stock upon completion of our exchange offer launched in the U.S. and Mexico. In addition to being traded on the New York Stock Exchange, Sempra’s common stock is now also listed on the Mexican Stock Exchange under the ticker symbol SRE.MX. We acquired the IEnova shares at an exchange ratio of 0.0323 shares of our common stock for each one IEnova ordinary share. In connection with the exchange offer, we recorded an increase in Sempra’s shareholders’ equity of $1,361 million, net of $12 million in transactions costs, and increased our ownership interest in IEnova from 70.2% to 96.4%.
We intend to launch a tender offer to acquire for cash the remaining 52,227,526 publicly held shares of IEnova that were not tendered in the exchange offer in the third quarter of 2021.
Sempra LNG
Sempra LNG is pursuing development of additional LNG export facilities on the Gulf Coast and Pacific Coast of North America through its proposed Cameron LNG JV Phase 2 liquefaction expansion project in Louisiana, ECA LNG liquefaction export projects in Mexico, and Port Arthur LNG liquefaction export project in Texas. Sempra LNG will require funding for the development and expansion of its portfolio of projects, which may be financed through a combination of operating cash flows, funding from the parent, bank financing, project financing and participating in JVs.
Cameron LNG JV Liquefaction Expansion Project (Phase 2)
Cameron LNG JV has received the major permits and FTA and non-FTA approvals necessary to expand the current configuration of the Cameron LNG JV liquefaction project beyond Phase 1. The permits for the Phase 2 project include up to two additional liquefaction trains and up to two additional full containment LNG storage tanks. We expect the proposed expansion project will initially have one train with offtake capacity of over 6 Mtpa, with the ability to increase capacity with debottlenecking, and the site can accommodate additional trains beyond Phase 2.
Sempra has entered MOUs with TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation that provide a framework for cooperation for the development of and 100% of the offtake from the potential Cameron LNG JV Phase 2 project. The ultimate participation of and offtake by TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation remains subject to negotiation and finalization of definitive agreements, among other factors, and TOTAL SE, Mitsui & Co., Ltd. and Mitsubishi Corporation have no commitment to participate in or enter into offtake agreements with the Phase 2 project until such definitive agreements are established.
Expansion of the Cameron LNG JV liquefaction facility beyond the first three trains is subject to certain restrictions and conditions under the JV project financing agreements, including among others, timing restrictions on expansion of the project unless appropriate prior consent is obtained from the Phase 1 project lenders. Under the Cameron LNG JV equity agreements, the expansion of the project requires the unanimous consent of all the partners, including with respect to the equity investment obligation of each partner. Discussions among all the Cameron LNG JV partners have been taking place regarding how an expansion may be structured and we expect that discussions will continue. Although we are working towards making a final investment decision around the end of 2022, there is no assurance that the Cameron LNG JV members will unanimously agree in a timely manner or at all on an expansion structure, which, if not accomplished, would materially and adversely impact the development of the Phase 2 project.
The development of the potential Cameron LNG JV Phase 2 project is subject to numerous other risks and uncertainties, including securing binding customer commitments; reaching unanimous agreement with our partners to proceed; obtaining a number of permits and regulatory approvals; securing financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements; reaching a positive final investment decision; and other factors associated with this potential investment. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.

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
In February 2020, we entered into an EPC contract with Technip Energies for the engineering, procurement and construction of the ECA LNG Phase 1 project. Since reaching a positive final investment decision with respect to the project in November 2020, we released Technip Energies to commence work to construct the ECA LNG Phase 1 project. The total price of the EPC contract is estimated at approximately $1.5 billion. We estimate that capital expenditures will approximate $2.0 billion, including capitalized interest and project contingency. The actual cost of the EPC contract and the actual amount of these capital expenditures may differ, perhaps substantially, from our estimates. We expect ECA LNG Phase 1 to begin producing LNG by the end of 2024.
In December 2020, ECA LNG Phase 1 entered into a five-year loan agreement for an aggregate principal amount of up to $1.6 billion, of which $202 million was outstanding at June 30, 2021. Proceeds from the loan are being used to finance the cost of construction of the ECA LNG Phase 1 project. We discuss the details of this loan in Note 7 of the Notes to Condensed Consolidated Financial Statements in this report and in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report.
The construction of the ECA LNG Phase 1 project and the development of the potential ECA LNG Phase 2 project are subject to numerous risks and uncertainties. For Phase 1, these include maintaining permits and regulatory approvals; construction delays; securing and maintaining commercial arrangements, such as gas supply and transportation agreements; and other factors associated with the project and its construction. For Phase 2, these include obtaining binding customer commitments; the receipt of a number of permits and regulatory approvals; obtaining financing; negotiating and completing suitable commercial agreements, including a definitive EPC contract, equity acquisition and governance agreements, LNG sales agreements and gas supply and transportation agreements; reaching a positive final investment decision; and other factors associated with this potential investment. In addition, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements, an unfavorable decision on certain property disputes or permit challenges, an unfavorable judgment that does not allow IEnova to secure new or renew existing LDA authorizations, or an extended dispute with existing customers at the ECA Regas Facility, could materially adversely affect the development and construction of these projects and Sempra’s financial condition, results of operations, cash flows and prospects, including the impairment of all or a substantial portion of the capital costs invested in the projects to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
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
In February 2020, we entered into an EPC contract with Bechtel for the proposed Port Arthur LNG liquefaction project. The EPC contract contemplates the construction of two liquefaction trains with a nameplate capacity of approximately 13.5 Mtpa, two LNG storage tanks, a marine berth and associated loading facilities and related infrastructure necessary to provide liquefaction services. We have no obligation to move forward on the EPC contract, and we may release Bechtel to perform portions of the work pursuant to limited notices to proceed. We have the option to fully release Bechtel to perform all of the work to construct the Port Arthur LNG liquefaction export project only after we reach a positive final investment decision with respect to the project and after certain other conditions are met, including obtaining project financing. In December 2020, we amended and restated the EPC contract to reflect an estimated price of approximately $8.7 billion. Since we did not issue a full notice to proceed by July 15, 2021, agreement by both parties on an amendment to the EPC contract is necessary. Such amendment may adjust the EPC contract price and the EPC schedule and could potentially include other changes to the work and terms and conditions of the EPC contract prior to Port Arthur LNG having the right to issue a full notice to proceed thereunder. Any agreement on such an amendment by both parties or on favorable terms to Sempra cannot be assured.
In December 2018, Polish Oil & Gas Company (PGNiG) and Port Arthur LNG entered into a definitive 20-year agreement for the sale and purchase of 2 Mtpa of LNG per year from the Port Arthur LNG liquefaction export project. In July 2021, the agreement was terminated and PGNiG and Sempra LNG entered into an MOU to collaborate to transition the 2 Mtpa to Sempra LNG’s portfolio of projects.
In May 2019, Aramco Services Company and Sempra LNG signed a Heads of Agreement for the negotiation of a definitive 20-year LNG sale and purchase agreement for 5 Mtpa of LNG offtake from the Port Arthur LNG liquefaction export project. The Heads of Agreement also included the negotiation of a potential 25% equity investment in the project. In January 2020, Aramco Services Company and Sempra LNG signed an Interim Project Participation Agreement related to the proposed project. In June 2021, Aramco Services Company and Sempra LNG agreed to allow the Heads of Agreement and Interim Project Participation Agreement to expire.
In November 2019, Port Arthur LNG commenced the relocation and upgrade of approximately three miles of highway where the Port Arthur LNG liquefaction export project would be located.
We continue to progress development of the proposed Port Arthur LNG liquefaction export project and are evaluating design changes that could reduce overall emissions, including electric drives, renewable power sourcing and other technological solutions. Given the impact of the COVID-19 pandemic on the global economy and remaining uncertainties in the energy markets, including real-time developments of new technologies that could impact the design, scale and structure of the project, we are working with our partners and customers to evaluate the timing of a final investment decision. At this time, we do not expect to make a final investment decision in 2021.
Development of the Port Arthur LNG liquefaction export project is subject to a number of risks and uncertainties, including obtaining customer commitments; completing the required commercial agreements, such as equity acquisitions and governance agreements, LNG sales agreements and gas supply and transportation agreements; completing construction contracts; securing all necessary permits and approvals; obtaining financing and incentives; reaching a positive final investment decision; and other factors associated with the potential investment. An unfavorable outcome with respect to any of these factors could have a material adverse effect on Sempra’s financial condition, results of operations and prospects, including the impairment of all or a substantial portion of the capital costs invested in the project to date. For a discussion of these risks, see “Part I – Item 1A. Risk Factors” in the Annual Report.
SOURCES AND USES OF CASH
The following tables include only significant changes in cash flow activities for each of our registrants.

CASH FLOWS FROM OPERATING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2021	$2,255	$610	$963
2020	1,027	738	1,198
Change	$1,228	$(128)	$(235)

Higher (lower) net income, adjusted for noncash items included in earnings	$306	$(10)	$147
Higher dividends received from Cameron LNG JV	304
Decrease in prepaid insurance	197	152	45
Net decrease in Insurance Receivable for Aliso Canyon primarily due to $191 lower accruals offset by $6 higher insurance proceeds received	197		197
Release of a regulatory liability related to the 2016-2018 income tax expense forecasting differences in 2020	175	86	89
Change in income taxes receivable/payable, net	115	(113)	(116)
Change in due to/from unconsolidated affiliates, net	42	(138)	(38)
Decrease in customer deposits	(34)	(16)	(32)
Increase in greenhouse gas allowance purchases	(68)		(79)
(Increase) decrease in accounts receivable	(109)	12	(88)
Change in accounts payable	(180)	(38)	2
Change in net undercollected regulatory balancing accounts (including long-term amounts in regulatory assets)	(192)	(99)	(93)
Net decrease in Reserve for Aliso Canyon Costs primarily due to $295 lower accruals offset by $19 lower payments	(276)		(276)
Change in net margin posted at Sempra LNG’s marketing operations	(291)
Other	1	36	7
Cash used in discontinued operations in 2020 primarily due to $1,159 income taxes paid related to the sale of our South American businesses	1,041
	$1,228	$(128)	$(235)

CASH FLOWS FROM INVESTING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2021	$(2,588)	$(1,065)	$(936)
2020	2,854	(842)	(885)
Change	$(5,442)	$(223)	$(51)

Increase in capital expenditures	$(226)	$(222)	$(51)
Acquisition of 50% interest in ESJ in March 2021 for $79, net of $14 cash and cash equivalents acquired	(65)
Lower contributions to Oncor Holdings	39
Other	5	(1)
Cash provided by discontinued operations in 2020 primarily due to $5,797 proceeds, net of transaction costs paid, offset by $502 cash sold from the sale of our South American businesses	(5,195)
	$(5,442)	$(223)	$(51)

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
Six months ended June 30,	Sempra	SDG&E	SoCalGas
2021	$(282)	$206	$(27)
2020	842	286	7
Change	$(1,124)	$(80)	$(34)

Lower issuances of short-term debt with maturities greater than 90 days	$(2,170)
Lower issuances of long-term debt	(1,604)	$(799)	$(649)
Net proceeds from issuance of series C preferred stock in 2020	(891)
(Higher) lower common dividends paid	(67)	200	(50)
Lower advances from unconsolidated affiliates	(44)
Lower repurchases of common stock	26
Lower purchases of NCI	17
Lower (higher) payments on long-term debt and finance leases	148	(2)
Lower payments for commercial paper and other short-term debt with maturities greater than 90 days	390
Change in borrowings and repayments of short-term debt, net	3,455	517	660
Other	17	4	5
Cash provided by discontinued operations in 2020 primarily from a $250 intercompany loan and $165 net increase in short term debt	(401)
	$(1,124)	$(80)	$(34)
Capital Expenditures, Investments and Acquisitions

EXPENDITURES FOR PP&E, INVESTMENTS AND ACQUISITIONS
(Dollars in millions)
	Six months ended June 30,
	2021	2020
SDG&E	$1,072	$850
SoCalGas	936	885
Sempra Texas Utilities	100	139
Sempra Mexico	231	321
Sempra LNG	249	137
Parent and other	1	6
Total	$2,589	$2,338
The amounts and timing of capital expenditures and certain investments are generally subject to approvals by various regulatory and other governmental and environmental bodies, including the CPUC, the FERC and the PUCT, and various other factors described in this MD&A and in “Part I – Item 1A. Risk Factors” in the Annual Report. In 2021, we expect to make capital expenditures and investments of approximately $5.9 billion, an increase from the $5.8 billion projected in “Part II – Item 7. MD&A – Capital Resources and Liquidity” in the Annual Report. The increase is primarily attributable to pipeline expansion projects at Sempra Mexico, offset by a shift in timing of capital expenditures related to ECA LNG Phase 1 at Sempra LNG.
COMMITMENTS
We discuss significant changes to contractual commitments in the first six months of 2021, none of which were outside the ordinary course of our business, in Notes 7 and 11 of the Notes to Condensed Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
In June 2021, Sempra provided a promissory note, which constitutes a guarantee, for the benefit of Cameron LNG JV with a maximum exposure to loss of $165 million. The guarantee will terminate upon full repayment of Cameron LNG JV’s debt, scheduled to occur in 2039, or replenishment of the amount withdrawn by Sempra LNG from the SDSRA. We discuss this guarantee in Note 6 of the Notes to Condensed Consolidated Financial Statements.

In March 2021, Cameron LNG JV reached financial completion of the three-train liquefaction project and Sempra’s guarantees for a maximum aggregate amount of $4.0 billion were terminated.
In July 2020, Sempra entered into a Support Agreement, which contains a guarantee and represents a variable interest, for the benefit of CFIN with a maximum exposure to loss of $979 million. The guarantee will terminate upon full repayment of the guaranteed debt by 2039, including repayment following an event in which the guaranteed debt is put to Sempra. We discuss this guarantee in Notes 1, 6 and 9 of the Notes to Condensed Consolidated Financial Statements.
Our investments in Oncor Holdings and Cameron LNG JV and our Support Agreement for the benefit of CFIN are variable interests. Sempra’s other businesses may also enter into arrangements that could include variable interests. We discuss variable interests in Note 1 of the Notes to Condensed Consolidated Financial Statements.

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
COMMODITY PRICE RISK
In the first six months of 2021, there were no significant changes in our exposure to commodity price risk.

INTEREST RATE RISK
The table below shows the nominal amount of our debt:

NOMINAL AMOUNT OF DEBT(1)
(Dollars in millions)
	June 30, 2021			December 31, 2020
	Sempra	SDG&E	SoCalGas	Sempra	SDG&E	SoCalGas
Short-term:
California Utilities	$580	$437	$143	$113	$—	$113
Other	1,686	—	—	772	—	—
Long-term:
California Utilities fixed-rate	$10,495	$6,036	$4,459	$10,512	$6,053	$4,459
California Utilities variable-rate	300	—	300	500	200	300
Other fixed-rate	10,481	—	—	11,204	—	—
Other variable-rate	251	—	—	51	—	—
(1)    After the effects of interest rate swaps. Before the effects of acquisition-related fair value adjustments and reductions for unamortized discount and debt issuance costs, and excluding finance lease obligations.

An interest rate risk sensitivity analysis measures interest rate risk by calculating the estimated changes in earnings that would result from a hypothetical change in market interest rates. Earnings are affected by changes in interest rates on short-term debt and variable-rate long-term debt. If weighted-average interest rates on short-term debt outstanding at June 30, 2021 increased or decreased by 10%, the change in earnings over the 12-month period ending June 30, 2022 would be approximately $1 million. If interest rates increased or decreased by 10% on all variable-rate long-term debt at June 30, 2021, after considering the effects of interest rate swaps, the change in earnings over the 12-month period ending June 30, 2022 would be approximately $1 million.
FOREIGN CURRENCY AND INFLATION RATE RISK
We discuss our foreign currency and inflation exposure in “Part I – Item 2. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in this report and in “Part II – Item 7. MD&A – Impact of Foreign Currency and Inflation Rates on Results of Operations” in the Annual Report. At June 30, 2021, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Sempra, SDG&E and SoCalGas maintain disclosure controls and procedures designed to ensure that information required to be disclosed in their respective reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the management of each company, including each respective principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision and with the participation of the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas, each such company’s management evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on these evaluations, the principal executive officers and principal financial officers of Sempra, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level as of such date.

INTERNAL CONTROL OVER FINANCIAL REPORTING
In April 2021, SDG&E implemented a new customer information system to replace its legacy system. The system has been designed and implemented to provide customers an enhanced digital experience and enhance the overall system of internal control over financial reporting through further automation and integration of business processes, including revenue. In connection with the implementation, SDG&E performed pre-implementation planning, design and testing of internal controls that became effective in the second quarter of 2021. SDG&E continues to conduct post-implementation monitoring and process modifications in order to maintain an effective control framework.
In January 2021, IEnova implemented a new enterprise resource planning system (ERP system) to replace its legacy system. The implementation increases user access security and automation of internal controls in certain of IEnova’s business processes, including accounting, back office and financial reporting, which we consider to be material to Sempra. Management has taken steps to help ensure that controls were appropriately designed and implemented in connection with the integration of and transition to the new ERP system. In the second quarter of 2021, IEnova continued to review and enhance the design and related documentation of its internal control over financial reporting in connection with its implementation of the new ERP system in order to maintain an effective control framework.
Other than SDG&E’s implementation of a new customer information system and IEnova’s continued review and enhancement of its internal controls in connection with its implementation of a new ERP system, there have been no changes in Sempra’s, SDG&E’s or SoCalGas’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, any such company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters (1) described in Notes 10 and 11 of the Notes to Condensed Consolidated Financial Statements in this report and in Notes 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report, or (2) referred to in “Part I – Item 2. MD&A” in this report or in “Part I – Item 1A. Risk Factors” or “Part II – Item 7. MD&A” in the Annual Report.

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
SEMPRA ENERGY, (Registrant)

Date: August 5, 2021	By: /s/ Peter R. Wall
Peter R. Wall
Senior Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

San Diego Gas & Electric Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 5, 2021	By: /s/ Valerie A. Bille
Valerie A. Bille
Vice President, Controller and Chief Accounting Officer (Duly Authorized Officer)

Southern California Gas Company:
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 5, 2021	By: /s/ Mia L. DeMontigny
Mia L. DeMontigny
Vice President, Controller, Chief Financial Officer and Chief Accounting Officer (Duly Authorized Officer)